Form 10-Q
period 1994-03-31
PITNEY BOWES INC /DE/
filed 1994-05-16
CIK 78814

                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549-1004

                                      FORM 10 - Q




 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                   OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________



Commission File Number: 1-3579



                                   PITNEY BOWES INC.


State of Incorporation                  IRS Employer Identification No.
       Delaware                                   06-0495050



                                  World Headquarters
                           Stamford, Connecticut  06926-0700
                           Telephone Number:  (203) 356-5000




The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X    No_____

Number of shares of common stock, $2 par value, outstanding as of March 31, 1994 is 158,188,833.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1994
Page 2 of 15

                                   Pitney Bowes Inc.
                                         Index

                                                                    Page Number

Part I - Financial Information:

  Consolidated Statement of Income -  Three Months
    Ended March 31, 1994 and 1993. . . . . . . . . . . . . . . .         3

  Consolidated Balance Sheet - March 31, 1994
    and December 31, 1993. . . . . . . . . . . . . . . . . . . .         4

  Consolidated Statement of Cash Flows -
    Three Months Ended March 31, 1994 and 1993 . . . . . . . . .         5

  Notes to Consolidated Financial Statements . . . . . . . . . .     6 - 7

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations. . . . . . . .    8 - 11


Part II - Other Information:

  Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . . .        12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

Exhibit (i) - Computation of Earnings per Share. . . . . . . . .        14

Exhibit (ii) - Computation of Ratio of Earnings
                 to Fixed Charges. . . . . . . . . . . . . . . .        15

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1994
Page 3 of 15

                            Part I - Financial Information
                                   Pitney Bowes Inc.
                           Consolidated Statement of Income
                                     (Unaudited)

(Dollars in thousands, except per share data)
                                                    Three Months Ended March 31,
                                                        1994                1993
Revenue from:
  Sales. . . . . . . . . . . . . . . . . . . .   $   416,604         $   379,318
  Rentals and financing. . . . . . . . . . . .       330,720             324,878
  Support services . . . . . . . . . . . . . .       129,453             129,228

    Total revenue. . . . . . . . . . . . . . .       876,777             833,424

Costs and expenses:
  Cost of sales. . . . . . . . . . . . . . . .       232,661             207,414
  Cost of rentals and financing. . . . . . . .       103,191             101,711
  Selling, service and administrative. . . . .       328,839             319,152
  Research and development . . . . . . . . . .        23,729              26,006
  Interest, net. . . . . . . . . . . . . . . .        41,499              48,762

    Total costs and expenses . . . . . . . . .       729,919             703,045

Income before income taxes . . . . . . . . . .       146,858             130,379
Provision for income taxes . . . . . . . . . .        54,996              48,319

Income before effect of a change
  in accounting for postemployment
  benefits . . . . . . . . . . . . . . . . . .        91,862              82,060
Effect of a change in accounting for
  postemployment benefits. . . . . . . . . . .      (119,532)                  -

Net (loss) income. . . . . . . . . . . . . . .   $   (27,670)        $    82,060

Income per common and common
  equivalent share:
    Income before effect of a change
      in accounting for postemployment
      benefits . . . . . . . . . . . . . . . .   $       .58         $       .52
    Effect of a change in accounting
      for postemployment benefits. . . . . . .          (.75)                  -

    Net (loss) income. . . . . . . . . . . . .   $      (.17)        $       .52

Average common and common equivalent
  shares outstanding . . . . . . . . . . . . .   159,669,700         158,899,837

Dividends declared per share of
  common stock . . . . . . . . . . . . . . . .   $       .26         $      .225

Ratio of earnings to fixed charges . . . . . .          3.63                3.19

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1994
Page 4 of 15

                                  Pitney Bowes Inc.
                              Consolidated Balance Sheet
                                      (Unaudited)

(Dollars in thousands)                                 March 31,  December 31,
                                                            1994          1993
Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . . .    $   96,066    $   54,653
  Short-term investments, at cost which
    approximates market. . . . . . . . . . . . . .         1,271         1,153
  Accounts receivable, less allowances:
    3/94, $16,889; 12/93, $16,691. . . . . . . . .       409,973       411,810
  Finance receivables, less allowances:
    3/94, $36,073; 12/93, $39,488. . . . . . . . .       956,314       994,998
  Inventories (Note 2) . . . . . . . . . . . . . .       411,843       394,744
  Other current assets and prepayments . . . . . .        79,890        79,391

    Total current assets . . . . . . . . . . . . .     1,955,357     1,936,749

Property, plant and equipment, net (Note 3). . . .       551,469       555,038
Rental equipment and related
  inventories, net (Note 3). . . . . . . . . . . .       647,086       641,588
Property leased under capital
  leases, net (Note 3) . . . . . . . . . . . . . .        13,779        15,451
Long-term finance receivables, less allowances:
  3/94, $81,466; 12/93, $77,024. . . . . . . . . .     2,824,356     2,895,952
Goodwill, net of amortization:
  3/94, $35,626; 12/93, $33,640. . . . . . . . . .       230,013       231,309
Other assets . . . . . . . . . . . . . . . . . . .       521,154       517,729

Total assets . . . . . . . . . . . . . . . . . . .    $6,743,214    $6,793,816

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and
    accrued liabilities (Note 4) . . . . . . . . .    $  639,245    $  675,559
  Income taxes payable . . . . . . . . . . . . . .       254,687       200,110
  Notes payable and current portion of
    long-term obligations (Note 4) . . . . . . . .     1,884,958     2,081,872
  Advance billings . . . . . . . . . . . . . . . .       328,682       315,840

    Total current liabilities. . . . . . . . . . .     3,107,572     3,273,381

Deferred taxes on income . . . . . . . . . . . . .       315,614       409,660
Long-term debt . . . . . . . . . . . . . . . . . .       945,609       847,316
Other noncurrent liabilities (Note 5). . . . . . .       575,884       391,864

    Total liabilities. . . . . . . . . . . . . . .     4,944,679     4,922,221

Stockholders' equity:
  Cumulative preferred stock, $50 par
    value, 4% convertible. . . . . . . . . . . . .            68            68
  Cumulative preference stock, no par
    value, $2.12 convertible . . . . . . . . . . .         2,910         2,969
  Common stock, $2 par value . . . . . . . . . . .       323,338       323,338
  Capital in excess of par value . . . . . . . . .        35,334        36,762
  Retained earnings. . . . . . . . . . . . . . . .     1,605,319     1,674,168
  Cumulative translation adjustments . . . . . . .       (49,540)      (47,319)
  Treasury stock, at cost. . . . . . . . . . . . .      (118,894)     (118,391)

    Total stockholders' equity . . . . . . . . . .     1,798,535     1,871,595

Total liabilities and stockholders' equity . . . .    $6,743,214    $6,793,816

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1994
Page 5 of 15

                                   Pitney Bowes Inc.
                         Consolidated Statement of Cash Flows
                                     (Unaudited)

(Dollars in thousands)
                                                   Three Months Ended March 31,
                                                        1994               1993
Cash flows from operating activities:
  Net (loss) income. . . . . . . . . . . . . . .   $ (27,670)         $  82,060
  Effect of a change in accounting for
    postemployment benefits. . . . . . . . . . .     119,532                  -
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
      Depreciation and amortization. . . . . . .      70,477             64,099
      Nonrecurring charges, net. . . . . . . . .        (344)            (1,061)
      (Decrease) increase in deferred taxes
        on income. . . . . . . . . . . . . . . .     (18,850)            15,055
      Change in assets and liabilities:
        Accounts receivable. . . . . . . . . . .       1,675              2,315
        Sales-type lease receivables . . . . . .     (11,899)             2,490
        Inventories. . . . . . . . . . . . . . .     (17,444)           (16,729)
        Other current assets and prepayments . .         746            (13,714)
        Accounts payable and accrued
          liabilities. . . . . . . . . . . . . .     (50,911)           (50,289)
        Income taxes payable . . . . . . . . . .      60,672             (9,757)
        Advance billings . . . . . . . . . . . .      12,986              5,340
      Other, net . . . . . . . . . . . . . . . .      (7,586)            (2,948)
        Net cash provided by operating
          activities . . . . . . . . . . . . . .     131,384             76,861

Cash flows from investing activities:
  Short-term investments . . . . . . . . . . . .         (22)            (4,034)
  Net investment in fixed assets . . . . . . . .     (68,562)           (59,230)
  Net investment in direct-finance lease
    receivables. . . . . . . . . . . . . . . . .     118,721             43,133
  Investment in leveraged leases . . . . . . . .         951              5,254

        Net cash provided by (used in)
          investing activities . . . . . . . . .      51,088            (14,877)

Cash flows from financing activities:
  (Decrease) increase in notes payable . . . . .    (276,578)           161,072
  Proceeds from long-term obligations. . . . . .     200,000                  -
  Principal payments on long-term obligations. .     (19,838)          (185,111)
  Proceeds from issuance of stock. . . . . . . .       2,020              1,689
  Stock repurchases. . . . . . . . . . . . . . .      (5,447)            (5,144)
  Dividends paid . . . . . . . . . . . . . . . .     (41,179)           (35,414)

        Net cash used in financing activities. .    (141,022)           (62,908)

Effect of exchange rate changes on cash. . . . .         (37)            (1,509)

Increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . .      41,413             (2,433)
Cash and cash equivalents at beginning
  of period. . . . . . . . . . . . . . . . . . .      54,653             71,016

Cash and cash equivalents at end of period . . .   $  96,066          $  68,583

Interest paid. . . . . . . . . . . . . . . . . .   $  46,486          $  62,365

Income taxes paid. . . . . . . . . . . . . . . .   $  11,795          $  38,333

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1994
Page 6 of 15

                                   Pitney Bowes Inc.
                      Notes to Consolidated Financial Statements
Note 1:

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. (the Company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1994 and the results of its operations and cash flows for the three months ended March 31, 1994 and 1993 have been included. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Stockholders and Form 10-K Annual Report for the year ended December 31, 1993.

Note 2:

  Inventories are comprised of the following:
  (Dollars in thousands)                               March 31,   December 31,
                                                            1994           1993
  Raw materials and work in process. . . . . . .      $  101,686     $   98,647
  Supplies and service parts . . . . . . . . . .         102,744         98,773
  Finished products. . . . . . . . . . . . . . .         207,413        197,324

  Total. . . . . . . . . . . . . . . . . . . . .      $  411,843     $  394,744

Note 3:

  Fixed assets are comprised of the following:
  (Dollars in thousands)                               March 31,   December 31,
                                                            1994           1993
  Property, plant and equipment. . . . . . . . . .    $1,149,994     $1,136,849
  Accumulated depreciation . . . . . . . . . . . .      (598,525)      (581,811)

  Property, plant and equipment, net . . . . . . .    $  551,469     $  555,038

  Rental equipment and related
    inventories. . . . . . . . . . . . . . . . . .    $1,424,846     $1,426,395
  Accumulated depreciation . . . . . . . . . . . .      (777,760)      (784,807)

  Rental equipment and related
    inventories, net . . . . . . . . . . . . . . .    $  647,086     $  641,588

  Property leased under capital
    leases . . . . . . . . . . . . . . . . . . . .    $   46,207     $   48,792
  Accumulated amortization . . . . . . . . . . . .       (32,428)       (33,341)

  Property leased under capital
    leases, net. . . . . . . . . . . . . . . . . .    $   13,779     $   15,451

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1994
Page 7 of 15


Note 4:

  Current liabilities include the following:
  (Dollars in thousands)                               March 31,    December 31,
                                                            1994            1993
  Accounts payable and accrued liabilities:
    Accounts payable - trade . . . . . . . . . .      $  136,970      $  187,480
    Accrued salaries, wages
      and commissions. . . . . . . . . . . . . .          68,890          94,092
    Accrued pension benefits . . . . . . . . . .          92,515          80,898
    Miscellaneous accounts payable
      and accrued liabilities. . . . . . . . . .         340,870         313,089

    Total. . . . . . . . . . . . . . . . . . . .      $  639,245      $  675,559

  Notes payable and current portion
    of long-term obligations:
      Notes payable and overdrafts . . . . . . .      $1,723,577      $2,000,364
      Current portion of long-term debt. . . . .         158,875          78,222
      Current portion of capital lease
        obligations. . . . . . . . . . . . . . .           2,506           3,286

      Total. . . . . . . . . . . . . . . . . . .      $1,884,958      $2,081,872

Note 5:

  Other noncurrent liabilities include
    the following:
                                                       March 31,    December 31,
  (Dollars in thousands)                                    1994            1993
  Accrued nonpension postretirement
    benefits . . . . . . . . . . . . . . . . . .      $  361,245      $  362,402
  Accrued postemployment benefits. . . . . . . .         186,823               -
  Long-term capital lease obligations. . . . . .          27,816          29,462

  Total. . . . . . . . . . . . . . . . . . . . .      $  575,884      $  391,864

Note 6:

  The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112) as of January 1, 1994. FAS 112 requires that postemployment benefits be recognized on the accrual basis of accounting for fiscal years beginning after December 15, 1993. Postemployment benefits include primarily Company provided medical benefits to disabled employees and Company provided life insurance as well as other disability- and death-related benefits to former or inactive employees, their beneficiaries and covered dependents.

  The one-time effect of adopting FAS 112 was a non-cash, after-tax charge of $119.5 million (net of approximately $80.5 million of income taxes), or 75 cents per share. Application of this new standard had no significant effect on the Company's 1994 first quarter expense.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1994
Page 8 of 15
                                  Pitney Bowes Inc.
                  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

Results of Operations - first quarter 1994 vs. first quarter 1993

Revenue increased five percent to $876.8 million in 1994 while income before the one-time effect of a change in accounting increased 12 percent to $91.9 million. The first quarter revenue increase included five percent from growth in volume and one percent from price increases offset, in part, by a one percent unfavorable foreign currency exchange rate impact. The current year period reflects the impact of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112) as of January 1, 1994. FAS 112 requires that postemployment benefit costs be recognized on the accrual basis of accounting for fiscal years beginning after December 15, 1993. Postemployment benefits include primarily Company provided medical benefits to disabled employees and Company provided life insurance as well as other disability- and death-related benefits to former or inactive employees, their beneficiaries and covered dependents. The one-time effect of adopting FAS 112 was a non-cash, after-tax charge of $119.5 million, or 75 cents per share.

Sales revenue increased ten percent in 1994 primarily due to the acquisition of Ameriscribe Corporation, a nationwide provider of on-site reprographics, mailroom and other office services, in the fourth quarter of 1993. The sales revenue growth of the business equipment segment was impacted by higher 1993 PROM, disk and scale chart revenue. Sales revenue of the business supplies and services segment increased significantly reflecting the growth of the facilities management business offset, in part, by lower placements of marking systems products.

Rentals and financing revenue, substantially all of which is in the business equipment and financial services segments, increased two percent reflecting higher numbers of postage meters, especially higher-yielding Postage By Phone(R) and electronic meters, facsimile and copier machines in service as well as price increases. Financing revenue decreased primarily due to the Company's decision early last year to phase out the business of financing non-Pitney Bowes equipment outside of the United States.

Since the first quarter of 1993, the Company has continued to phase out the business of financing non-Pitney Bowes equipment outside the U.S. The Company is continuing an inquiry and evaluation of the conduct by former management personnel of its German leasing business. The results of this inquiry to date indicate that former management caused the Company's German leasing operation to enter into transactions which were not consistent with company policy and guidelines and, in certain cases, lacked appropriate documentation and collateral. Additionally, in certain instances, the Company is continuing to locate, repossess and remarket collateral where possible. At the current time, the Company believes that sufficient reserves for expected losses are in place. As the Company's inquiry continues it may determine that additional loss provisions are necessary. If such additional loss provisions are required, it is anticipated that the resulting charges against income would be offset by gains on asset sales by the financial services
segment.   The Company expects to complete its inquiry by the end of the

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1994
Page 9 of 15


second quarter of 1994. The Company's management believes there are sufficient opportunities for profitable growth in its domestic external financing business and plans to make future external investments solely in the U.S. market.

Support services revenue, most of which is derived from the business equipment segment, was slightly above the prior year reflecting the expansion of the dictation, facsimile and U.S. mailing service bases mostly offset by unfavorable foreign currency exchange rate impacts.

The cost of sales to sales revenue ratio increased to 55.8 percent in 1994 from 54.7 percent in 1993 primarily due to the increased significance of the Company's facilities management business which includes most of its expenses in cost of sales. In addition, 1993 benefitted from a greater volume of high-margin PROM, disk and scale chart sales. The cost of rentals and financing to rentals and financing revenue ratio improved to 31.2 percent in 1994 from 31.3 percent in 1993 reflecting a lower mix of revenue from the financial services segment.

Selling, service and administrative expenses were 37.5 percent of revenue in 1994 compared with 38.3 percent in 1993. This improvement reflects the increased significance of the Company's facilities management business which includes most of its expenses in cost of sales and cost containment programs throughout the Company.

Research and development expenses decreased nine percent to $23.7 million in 1994 from $26.0 million in 1993. This decline reflects the Company's cost reduction efforts and higher engineering support for recently introduced products. These costs reflect continued investment in advanced product development focusing on electronic technology and software development.

Net interest expense decreased 15 percent to $41.5 million in 1994 from $48.8 million in 1993 due to lower borrowing costs and average borrowing levels. This favorable comparison is not expected to continue throughout the remainder of 1994 due to the increasing short-term interest rate environment.

The first quarter 1994 effective tax rate was 37.4 percent compared with
37.1 percent in the first quarter of 1993 principally due to a higher U.S. statutory rate partly offset by the tax impact of a partnership lease transaction.

Liquidity and Capital Resources

The current ratio reflects the Company's practice of utilizing a balanced mix of debt maturities to fund finance assets. At March 31, 1994, this ratio was .63 to 1 compared to .59 to 1 at year-end 1993.
The increased ratio was primarily due to the issuance by Pitney Bowes Credit Corporation (PBCC) of $200 million of 5.625 percent notes due in February 1997 which funded the repayment of commercial paper borrowings partly offset by the reclassification of PBCC's $100 million of 10.65 percent notes due in April 1999 to current portion of long-term debt.
In  the first quarter of 1994, PBCC  exercised the option  to redeem its

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1994
Page 10 of 15


10.65 percent notes on April 1, 1994. The Company continues to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest swaps to control the sensitivity to interest rate volatility.

As part of the Company's non-financial services shelf registrations, a medium-term note facility was established permitting issuance of up to $100 million in debt securities with maturities ranging from more than one year up to 30 years of which $32 million remained available at March 31, 1994. The Company also has an additional $300 million remaining on shelf registrations filed with the Securities and Exchange Commission.

PBCC has $400 million available from a $500 million shelf registration statement with the Securities and Exchange Commission. This registration statement should meet PBCC's long-term financing needs for the next two years. In March 1994, PBCC issued $200 million of 5.625 percent notes due in February 1997. In April 1994, PBCC redeemed $100 million of 10.65 percent notes due in April 1999. PBCC had previously sold an option on a notional principal amount of $100 million to enable a counterparty to require PBCC to pay a fixed rate of 10.67 percent for five years starting April 1, 1994. The counterparty has exercised that option.

In January 1994, the Company sold approximately $88 million of finance assets in a privately-placed transaction with a third-party investor. Proceeds from the sale of these finance assets were used to repay a portion of the Company's commercial paper borrowings. This transaction had no material effect on the Company's results.

The ratio of total debt to total debt and stockholders' equity was 61.4 percent at March 31, 1994 compared to 61.3 percent at year-end 1993. This ratio was unfavorably impacted by the Company's first quarter 1994 adoption of FAS 112, as required, which resulted in a one-time, after-tax charge of $119.5 million and the repurchase of $5.4 million of common stock partly offset by the reduction in overall borrowing levels. Book value per common share decreased to $11.35 at March 31, 1994 from $11.81 at year-end 1993 principally due to the first quarter 1994 adoption of FAS 112.

During the period May 1 to May 12, 1994 the Company repurchased approximately 846,000 shares of common stock at a total cost of $32.1 million. It is anticipated that the repurchased shares will be used for issuances under the Company's stock and dividend reinvestment plans, conversion requirements and other corporate purposes.

Capital investments

In the first three months of 1994, net investments in fixed assets included $20.9 million in net additions to property, plant and equipment and $45.3 million in net additions to rental equipment and related inventories compared with $19.1 and $39.7 million, respectively, in the same period in 1993. These additions included expenditures for normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile equipment for both new placement and upgrade programs.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1994
Page 11 of 15


At March 31, 1994, commitments for the acquisition of property, plant and equipment included plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs. The Company is also building a new facility to house its Shipping and Weighing Division in Shelton, Connecticut, which is expected to be completed in 1995.

As previously reported, the Company's financial services segment has made senior secured loans and commitments in connection with acquisition, leveraged buyout and recapitalization financings. At March 31, 1994, the Company had a total of $2.5 million of such senior secured loans and commitments outstanding compared to $13.9 million at December 31, 1993. In March 1994, the Company sold $11.3 million of its senior secured loan and commitment with a Company that had previously filed under Chapter 11 of the Federal Bankruptcy Code and recovered 100 percent of its carrying value. The Company has not participated in unsecured or subordinated debt financing in any highly leveraged transactions.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1994
Page 12 of 15


                             Part II - Other Information

Item 6:  Exhibits and Reports on Form 8-K.

  (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      Reg. S-K       Status or                               Incorporation
      Exhibits       Description                             by Reference

          (11)       Computation of earnings                 See Exhibit (i)
                       per share.                              on page 14.

          (12)       Computation of ratio of                 See Exhibit (ii)
                       earnings to fixed charges.              on page 15.

  (b) Reports on Form 8-K.

      No reports on Form 8-K were filed for the three months ended
      March 31, 1994.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1994
Page 13 of 15






                                     Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       PITNEY BOWES INC.




May 13, 1994




                                       /s/ C. F. Adimando
                                       C. F. Adimando
                                       Vice President - Finance and
                                       Administration, and Treasurer
                                       (Principal Financial Officer)



                                       /s/ S. J. Green
                                       S. J. Green
                                       Vice President - Controller
                                       (Principal Accounting Officer)