Form 10-Q
period 1994-06-30
PITNEY BOWES INC /DE/
filed 1994-08-15
CIK 78814

                           SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549-1004

                                    F O R M  1 0 - Q




 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

Number of shares of common stock, $2 par value, outstanding as of June 30, 1994 is 157,536,593.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1994
Page 2 of 15

                                    Pitney Bowes Inc.
                                          Index

                                                                    Page Number
Part I - Financial Information:

  Consolidated Statement of Income -  Three and Six
    Months Ended June 30, 1994 and 1993. . . . . . . . . . . . . . .        3

  Consolidated Balance Sheet - June 30, 1994
    and December 31, 1993. . . . . . . . . . . . . . . . . . . . . .        4

  Consolidated Statement of Cash Flows -
    Six Months Ended June 30, 1994 and 1993. . . . . . . . . . . . .        5

  Notes to Consolidated Financial Statements . . . . . . . . . . . .    6 - 7

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations. . . . . . . . . .   8 - 11


Part II - Other Information:

  Item 4:  Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . . . . . .       12

  Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .       12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

Exhibit (i) - Computation of Earnings per Share. . . . . . . . . . .       14

Exhibit (ii) - Computation of Ratio of Earnings
                 to Fixed Charges. . . . . . . . . . . . . . . . . .       15

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1994
Page 3 of 15                                 Part I - Financial Information
                                                    Pitney Bowes Inc.
                                            Consolidated Statement of Income
                                                      (Unaudited)

(Dollars in thousands, except per share data)
                                                     Three Months Ended June 30,     Six Months Ended June 30,
                                                            1994            1993            1994          1993
Revenue from:
  Sales. . . . . . . . . . . . . . . . . . . . . .   $   454,130     $   403,082     $   870,734   $   782,400
  Rentals and financing. . . . . . . . . . . . . .       369,275         339,820         699,995       664,698
  Support services . . . . . . . . . . . . . . . .       131,456         131,455         260,909       260,683

    Total revenue. . . . . . . . . . . . . . . . .       954,861         874,357       1,831,638     1,707,781

Costs and expenses:
  Cost of sales. . . . . . . . . . . . . . . . . .       252,862         215,975         485,523       423,389
  Cost of rentals and financing. . . . . . . . . .       129,462         117,114         232,653       218,825
  Selling, service and administrative. . . . . . .       347,341         335,478         676,180       654,630
  Research and development . . . . . . . . . . . .        23,149          23,293          46,878        49,299
  Interest, net. . . . . . . . . . . . . . . . . .        45,427          43,744          86,926        92,506

    Total costs and expenses . . . . . . . . . . .       798,241         735,604       1,528,160     1,438,649

Income before income taxes . . . . . . . . . . . .       156,620         138,753         303,478       269,132
Provision for income taxes . . . . . . . . . . . .        58,002          51,447         112,998        99,766

Income before effect of a change in accounting
  for postemployment benefits. . . . . . . . . . .        98,618          87,306         190,480       169,366
Effect of a change in accounting for
  postemployment benefits. . . . . . . . . . . . .             -               -        (119,532)            -

Net income . . . . . . . . . . . . . . . . . . . .   $    98,618     $    87,306     $    70,948   $   169,366

Income per common and common equivalent share:
  Income before effect of a change in
    accounting for postemployment benefits . . . .   $       .62     $       .55     $      1.20   $      1.07
  Effect of a change in accounting for
    postemployment benefits. . . . . . . . . . . .             -               -            (.75)            -

  Net income . . . . . . . . . . . . . . . . . . .   $       .62     $       .55     $       .45   $      1.07

Average common and common equivalent shares
  outstanding. . . . . . . . . . . . . . . . . . .   159,117,094     159,001,965     159,349,831   158,958,754

Dividends declared per share of common stock . . .   $       .26     $      .225     $       .52   $       .45

Ratio of earnings to fixed charges . . . . . . . .          3.69            3.45            3.66          3.32

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1994
Page 4 of 15

                                  Pitney Bowes Inc.
                             Consolidated Balance Sheet
                                     (Unaudited)

(Dollars in thousands)                                  June 30,   December 31,
                                                            1994           1993
Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . .  $   79,793     $   54,653
  Short-term investments, at cost which
    approximates market. . . . . . . . . . . . . . .       1,351          1,153
  Accounts receivable, less allowances:
    6/94, $17,202; 12/93, $16,691. . . . . . . . . .     403,822        411,810
  Finance receivables, less allowances:
    6/94, $35,967; 12/93, $39,488. . . . . . . . . .     978,664        994,998
  Inventories (Note 2) . . . . . . . . . . . . . . .     431,796        394,744
  Other current assets and prepayments . . . . . . .      73,414         79,391

    Total current assets . . . . . . . . . . . . . .   1,968,840      1,936,749

Property, plant and equipment, net (Note 3). . . . .     554,855        555,038
Rental equipment and related
  inventories, net (Note 3). . . . . . . . . . . . .     650,127        641,588
Property leased under capital
  leases, net (Note 3) . . . . . . . . . . . . . . .      13,200         15,451
Long-term finance receivables, less allowances:
  6/94, $80,723; 12/93, $77,024. . . . . . . . . . .   2,868,978      2,895,952
Goodwill, net of amortization:
  6/94, $37,608; 12/93, $33,640. . . . . . . . . . .     228,144        231,309
Other assets . . . . . . . . . . . . . . . . . . . .     551,580        517,729

Total assets . . . . . . . . . . . . . . . . . . . .  $6,835,724     $6,793,816

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and
    accrued liabilities (Note 4) . . . . . . . . . .  $  619,049     $  675,559
  Income taxes payable . . . . . . . . . . . . . . .     230,564        200,110
  Notes payable and current portion of
    long-term obligations (Note 4) . . . . . . . . .   2,099,356      2,081,872
  Advance billings . . . . . . . . . . . . . . . . .     329,051        315,840

    Total current liabilities. . . . . . . . . . . .   3,278,020      3,273,381

Deferred taxes on income . . . . . . . . . . . . . .     353,100        409,660
Long-term debt . . . . . . . . . . . . . . . . . . .     803,489        847,316
Other noncurrent liabilities (Note 5). . . . . . . .     573,502        391,864

    Total liabilities. . . . . . . . . . . . . . . .   5,008,111      4,922,221

Stockholders' equity:
  Cumulative preferred stock, $50 par
    value, 4% convertible. . . . . . . . . . . . . .          53             68
  Cumulative preference stock, no par
    value, $2.12 convertible . . . . . . . . . . . .       2,857          2,969
  Common stock, $2 par value . . . . . . . . . . . .     323,338        323,338
  Capital in excess of par value . . . . . . . . . .      35,098         36,762
  Retained earnings. . . . . . . . . . . . . . . . .   1,663,041      1,674,168
  Cumulative translation adjustments . . . . . . . .     (51,765)       (47,319)
  Treasury stock, at cost. . . . . . . . . . . . . .    (145,009)      (118,391)

    Total stockholders' equity . . . . . . . . . . .   1,827,613      1,871,595

Total liabilities and stockholders' equity . . . . .  $6,835,724     $6,793,816

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1994
Page 5 of 15
                                  Pitney Bowes Inc.
                        Consolidated Statement of Cash Flows
                                    (Unaudited)

(Dollars in thousands)
                                                      Six Months Ended June 30,
                                                           1994            1993
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . .  $  70,948       $ 169,366
  Effect of a change in accounting for
    postemployment benefits. . . . . . . . . . . . .    119,532               -
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization. . . . . . . . .    141,380         128,931
      Nonrecurring charges, net. . . . . . . . . . .       (344)         (1,552)
      Increase in deferred taxes on income . . . . .     20,094          28,206
      Change in assets and liabilities:
        Accounts receivable. . . . . . . . . . . . .      7,802          14,968
        Sales-type lease receivables . . . . . . . .    (38,510)        (22,798)
        Inventories. . . . . . . . . . . . . . . . .    (37,797)        (36,542)
        Other current assets and prepayments . . . .      7,399          (5,073)
        Accounts payable and accrued
          liabilities. . . . . . . . . . . . . . . .    (72,216)        (18,462)
        Income taxes payable . . . . . . . . . . . .     36,372         (33,102)
        Advance billings . . . . . . . . . . . . . .     13,636           2,785
      Other, net . . . . . . . . . . . . . . . . . .    (43,247)        (13,987)

        Net cash provided by operating
          activities . . . . . . . . . . . . . . . .    225,049         212,740

Cash flows from investing activities:
  Short-term investments . . . . . . . . . . . . . .       (198)            255
  Net investment in fixed assets . . . . . . . . . .   (146,779)       (122,485)
  Net investment in direct-finance lease
    receivables. . . . . . . . . . . . . . . . . . .     73,462         171,107
  Investment in leveraged leases . . . . . . . . . .        966           5,267

        Net cash (used in) provided by
          investing activities . . . . . . . . . . .    (72,549)         54,144

Cash flows from financing activities:
  Decrease in notes payable. . . . . . . . . . . . .    (77,042)         (7,605)
  Proceeds from long-term obligations. . . . . . . .    200,000               -
  Principal payments on long-term obligations. . . .   (138,713)       (200,292)
  Proceeds from issuance of stock. . . . . . . . . .     18,008          18,007
  Stock repurchases. . . . . . . . . . . . . . . . .    (48,183)         (5,144)
  Dividends paid . . . . . . . . . . . . . . . . . .    (82,075)        (70,841)

        Net cash used in financing activities. . . .   (128,005)       (265,875)

Effect of exchange rate changes on cash. . . . . . .        645               6

Increase in cash and cash equivalents. . . . . . . .     25,140           1,015

Cash and cash equivalents at beginning
  of period. . . . . . . . . . . . . . . . . . . . .     54,653          71,016

Cash and cash equivalents at end of period . . . . .  $  79,793       $  72,031

Interest paid. . . . . . . . . . . . . . . . . . . .  $  89,962       $ 106,111

Income taxes paid. . . . . . . . . . . . . . . . . .  $  54,695       $  99,960

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1994
Page 6 of 15

                                      Pitney Bowes Inc.
                         Notes to Consolidated Financial Statements
Note 1:

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. (the Company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1994 and the results of its operations and cash flows for the six months ended June 30, 1994 and 1993 have been included. Operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Stockholders and Form 10-K Annual Report for the year ended December 31, 1993.

Note 2:

   Inventories are comprised of the following:
   (Dollars in thousands)                              June 30,    December 31,
                                                           1994            1993
   Raw materials and work in process . . . . . . .   $  110,031      $   98,647
   Supplies and service parts. . . . . . . . . . .      106,945          98,773
   Finished products . . . . . . . . . . . . . . .      214,820         197,324

   Total . . . . . . . . . . . . . . . . . . . . .   $  431,796      $  394,744

Note 3:

   Fixed assets are comprised of the following:
   (Dollars in thousands)                              June 30,    December 31,
                                                           1994            1993
   Property, plant and equipment . . . . . . . . .   $1,172,310      $1,136,849
   Accumulated depreciation. . . . . . . . . . . .     (617,455)       (581,811)

   Property, plant and equipment, net. . . . . . .   $  554,855      $  555,038

   Rental equipment and related
     inventories . . . . . . . . . . . . . . . . .   $1,448,412      $1,426,395
   Accumulated depreciation. . . . . . . . . . . .     (798,285)       (784,807)

   Rental equipment and related
     inventories, net. . . . . . . . . . . . . . .   $  650,127      $  641,588

   Property leased under capital
     leases. . . . . . . . . . . . . . . . . . . .   $   40,990      $   48,792
   Accumulated amortization. . . . . . . . . . . .      (27,790)        (33,341)

   Property leased under capital
     leases, net . . . . . . . . . . . . . . . . .   $   13,200      $   15,451

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1994
Page 7 of 15


Note 4:

  Current liabilities include the following:
  (Dollars in thousands)                                June 30,    December 31,
                                                            1994            1993
  Accounts payable and accrued liabilities:
  Accounts payable - trade . . . . . . . . . . . . .  $  133,859      $  187,480
  Accrued salaries, wages
    and commissions. . . . . . . . . . . . . . . . .      64,066          94,092
  Accrued pension benefits . . . . . . . . . . . . .     102,649          80,898
  Miscellaneous accounts payable
    and accrued liabilities. . . . . . . . . . . . .     318,475         313,089

    Total. . . . . . . . . . . . . . . . . . . . . .  $  619,049      $  675,559

  Notes payable and current portion
    of long-term obligations:
  Notes payable and overdrafts . . . . . . . . . . .  $1,921,604      $2,000,364
  Current portion of long-term debt. . . . . . . . .     175,242          78,222
  Current portion of capital lease
    obligations. . . . . . . . . . . . . . . . . . .       2,510           3,286

    Total. . . . . . . . . . . . . . . . . . . . . .  $2,099,356      $2,081,872

Note 5:

  Other noncurrent liabilities include
    the following:
                                                        June 30,    December 31,
  (Dollars in thousands)                                    1994            1993
  Accrued nonpension postretirement
    benefits . . . . . . . . . . . . . . . . . . . .  $  357,407      $  362,402
  Accrued postemployment benefits. . . . . . . . . .     188,735               -
  Long-term capital lease obligations. . . . . . . .      27,360          29,462

  Total. . . . . . . . . . . . . . . . . . . . . . .  $  573,502      $  391,864

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

  The one-time effect of adopting FAS 112 was a non-cash, after-tax charge of $119.5 million (net of approximately $80.5 million of income taxes), or 75 cents per share. Application of this new standard had no significant effect on the Company's 1994 expense.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1994
Page 8 of 15

                                   Pitney Bowes Inc.
                    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

Results of Operations - second quarter 1994 vs. second quarter 1993

Revenue increased nine percent to $954.9 million in 1994 while net income increased 13 percent to $98.6 million. The second quarter revenue increase included nine percent from growth in volume and one percent from price increases offset, in part, by a one percent unfavorable foreign currency exchange rate impact.

Sales revenue increased 13 percent in 1994 primarily due to the acquisition of Ameriscribe Corporation, a nationwide provider of on-site reprographics, mailroom and other office services, in the fourth quarter of 1993. The sales revenue of the business equipment segment was favorably impacted by strong growth in domestic facsimile supplies to support our growing plain paper equipment base, domestic copier and mailing product placements and improved performance in the mailing business in the U.K. Higher communications recording systems placements were offset by slower dictation equipment and systems sales. Sales revenue from the business supplies and services segment increased significantly reflecting the growth of the facilities management business and the demand for new marking systems products.

Rentals and financing revenue, substantially all of which is in the business equipment and financial services segments, increased nine percent reflecting a greater contribution from sales of finance assets this year than in the prior year's second quarter. In the second quarter of 1994, operating lease assets were sold which produced approximately $27 million in revenue. Financing revenue in 1994 was also impacted by the Company's 1993 decision to phase out the business of financing non-Pitney Bowes equipment outside of the United States. Rental revenue growth reflects higher numbers of postage meters on rental, especially higher yielding Postage By Phone(R) and electronic meters and facsimile machines in service as well as price increases.

Support services revenue, most of which is derived from the business equipment segment, was unchanged from the prior year. Expansion of the U.S. mailing and shipping service bases was offset by a decline in the number of low-end copier equipment maintenance agreements. Price increases were offset by unfavorable foreign currency exchange rate impacts.

The cost of sales to sales revenue ratio increased to 55.7 percent in 1994 from 53.6 percent in 1993 primarily due to the increased significance of the Company's facilities management business which includes most of its expenses in cost of sales, offset to a degree by favorable overhead absorption in the business equipment segment. The cost of rentals and financing to rentals and financing revenue ratio increased to 35.1 percent from 34.5 percent as a result of asset sales which included $25.2 million of cost from sales of operating lease assets in 1994. In the second quarter of 1993, gains on the sales of finance assets substantially offset additional loss provisions of $14.4 million required for the Company's German leasing business.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1994
Page 9 of 15

The Company has completed its inquiry and evaluation, begun in 1993, of the assets and liabilities of its German leasing business. At this time, the Company believes that sufficient reserves for credit losses are in place to provide for currently expected losses. As part of the orderly liquidation of assets from leasing non-Pitney Bowes products in Germany, the Company continues to bill and collect accounts and repossess and remarket collateral where possible. These activities are expected to continue for the remainder of the lease terms.

The Company is scrutinizing the circumstances surrounding the losses. German authorities have undertaken criminal proceedings with respect to the conduct of certain German lessees of non-Pitney Bowes products and, at the request of the Company, with respect to the disposition of the Company's German leasing business assets. These proceedings include the former general manager of the Company's German leasing business and others involved in that business. The principals of one of the Company's large German leasing accounts have been convicted of fraud against the Company and others. The Company is examining and evaluating additional actions it may take against former management personnel of its German leasing business.

The Company's management continues to believe there are sufficient opportunities for profitable growth in its domestic external financing business and plans to make future external investments solely in the U.S. market.

Selling, service and administrative expenses were 36.4 percent of revenue in 1994 compared with 38.4 percent in 1993. This improvement reflects the increased significance of the Company's facilities management business which includes most of its expenses in cost of sales coupled with favorable benefit costs and continued cost containment programs throughout the Company.

Research and development expenses decreased one percent to $23.1 million in 1994 from $23.3 million in 1993. This decline primarily reflects higher engineering support for recently introduced products which costs are included in cost of sales. These expenses reflect continued investment in advanced product development with continued focus on electronic technology and software development.

Net interest expense increased four percent to $45.4 million in 1994 from $43.7 million in 1993 due to higher short-term interest rates and average borrowing levels in 1994. It is anticipated that this unfavorable comparison will continue as interest rates rise.

The second quarter 1994 effective tax rate was 37.0 percent compared with
37.1 percent in the second quarter of 1993. Higher levels of tax-exempt income were offset, in large part, by the higher U.S. statutory rate.

Results of Operations - first six months of 1994 vs. first six months of
1993

For the first six months of 1994 compared with the same period of 1993, revenue increased seven percent while income before the one-time effect of a change in accounting for postemployment benefits increased 12 percent to $190.5 million. The current year period reflects the impact

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1994
Page 10 of 15

of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112) as of January 1, 1994. FAS 112 requires that postemployment benefit costs be recognized on the accrual basis of accounting for fiscal years beginning after December 15, 1993. Postemployment benefits include primarily Company provided medical benefits to disabled employees and Company provided life insurance as well as other disability- and death-related benefits to former or inactive employees, their beneficiaries and covered dependents. The one-time effect of adopting FAS 112 was a non-cash, after-tax charge of $119.5 million, or 75 cents per share.

The factors that affected revenue and earnings performance included those cited for the second quarter 1994 versus 1993. Additionally, in the first quarter of 1993, the business equipment segment's performance was enhanced by PROM sales primarily resulting from parcel rate changes.

Liquidity and Capital Resources

The current ratio reflects the Company's practice of utilizing a balanced mix of debt maturities to fund finance assets. At June 30, 1994, this ratio was .60 to 1 compared to .59 to 1 at year-end 1993. The increase in this ratio resulted primarily from an increase in inventory levels.

As part of the Company's non-financial services shelf registrations, a medium-term note facility was established permitting issuance of up to $100 million in debt securities with maturities ranging from more than one year up to 30 years of which $32 million remain available at June 30, 1994. The Company also has an additional $300 million remaining on shelf registrations filed with the Securities and Exchange Commission.

Pitney Bowes Credit Corporation (PBCC) has $400 million available from a $500 million shelf registration statement filed with the Securities and Exchange Commission. This registration statement should meet PBCC's long-term financing needs for the next two years. In March 1994, PBCC issued $200 million of 5.625 percent notes due in February 1997. In April 1994, PBCC redeemed $100 million of 10.65 percent notes due in April 1999. PBCC had previously sold an option on a notional principal amount of $100 million to enable a counterparty to require PBCC to pay a fixed rate of 10.67 percent for five years starting April 1, 1994. The counterparty has exercised that option. In July 1994, PBCC exercised the option to redeem $100 million of 10.125 percent notes due in 1997, on September 15, 1994. Accordingly, the Company reclassified this amount to the current portion of long-term debt. PBCC currently anticipates funding this redemption through short-term borrowings. The Company continues to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swaps to control the sensitivity of interest rate volatility.

In January 1994, the Company sold approximately $88 million of finance assets in a privately-placed transaction with a third-party investor. Proceeds from the sale of these assets were used to repay a portion of the Company's commercial paper borrowings. This transaction had no material effect on the Company's results.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1994
Page 11 of 15

The ratio of total debt to total debt and stockholders' equity was 61.6 percent at June 30, 1994 compared to 61.3 percent at year-end 1993. This ratio was unfavorably impacted by the Company's first quarter 1994 adoption of FAS 112, as required, which resulted in a one-time, after-tax charge of $119.5 million and the repurchase of $48.2 million of common stock partly offset by the reduction in overall borrowing levels. Book value per common share declined to $11.58 at June 30, 1994 from $11.81 at year-end 1993 primarily as a result of the first quarter 1994 adoption of FAS 112.

During the period August 1 to August 10, 1994 the Company repurchased approximately 630,000 shares of common stock at a total cost approximating $23 million. It is anticipated that the repurchased shares will be used for issuances under the Company's stock and dividend reinvestment plans, conversion requirements and other corporate purposes.

Capital Investments

In the first six months of 1994, net investments in fixed assets included $49.1 million in net additions to property, plant and equipment and $87.6 million in net additions to rental equipment and related inventories compared with $44.3 million and $78.1 million, respectively, in the same period in 1993. These additions included expenditures for a new facility the Company is building to house its Shipping and Weighing Division in Shelton, Connecticut as well as normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters for both new placement and upgrade programs.

At June 30, 1994, commitments for the acquisition of property, plant and equipment included plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs. Also, it includes the above mentioned new Shipping and Weighing facility which is expected to be completed in 1995.

As previously reported, the Company's financial services segment has made senior secured loans and commitments in connection with acquisition, leveraged buyout and recapitalization financing. At June 30, 1994, the Company had a total of $2.5 million of such senior secured loans and commitments outstanding compared to $13.9 million at December 31, 1993. In March 1994, the Company sold $11.3 million of its senior secured loan and commitment with a company that had previously filed under Chapter 11 of the Federal Bankruptcy Code and recovered 100 percent of its carrying value. The Company has not participated in unsecured or subordinated debt financing in any highly leveraged transactions.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1994
Page 12 of 15


                              Part II - Other Information

Item 4:  Submission of Matters to a Vote of Security Holders.

Below are the final results of the voting at the annual meeting of shareholders held on May 9, 1994:

      Proposal 1 - Election of Directors

            Nominee                        For                 Withheld

      William E. Butler                133,462,058             834,414
      David T. Kimball                 133,462,914             833,558
      Leroy D. Nunery                  133,402,924             893,548
      Arthur R. Taylor                 133,493,768             802,704

      Proposal 2 - Appointment of Price Waterhouse as Independent
                     Accountants

          For                   Against                 Abstain

      133,637,568               237,244                 421,660

      There were no broker non-votes on either proposal.

The following other directors continued their term of office after the annual meeting:

                 Linda G. Alvarado                George B. Harvey
                 Colin G. Campbell                Charles E. Hugel
                 John C. Emery, Jr.               Phyllis S. Sewell

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

  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed for the three months ended June
       30, 1994.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1994
Page 13 of 15






                                      Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        PITNEY BOWES INC.




August 15, 1994




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