Form 10-Q
period 1994-09-30
PITNEY BOWES INC /DE/
filed 1994-11-14
CIK 78814

                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549-1004

                           F O R M  1 0 - Q




 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

Number of shares of common stock, $2 par value, outstanding as of September 30, 1994 is 155,874,794.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1994
Page 2 of 19

                              Pitney Bowes Inc.
                                    Index

                                                      Page Number
Part I - Financial Information:

 Consolidated Statement of Income -  Three and
   Nine Months Ended September 30, 1994 and 1993           3

 Consolidated Balance Sheet - September 30, 1994
   and December 31, 1993                                   4

 Consolidated Statement of Cash Flows -
   Nine Months Ended September 30, 1994 and 1993           5

 Notes to Consolidated Financial Statements            6 - 9

 Management's Discussion and Analysis of
   Financial Condition and Results of Operations     10 - 14


Part II - Other Information:

 Item 5:  Other Information                               15

 Item 6:  Exhibits and Reports on Form 8-K                15

Signatures                                                16

Exhibit (i) - Computation of Earnings per Share           17

Exhibit (ii) - Computation of Ratio of Earnings
                 to Fixed Charges                         18

Exhibit (iii) - Financial Data Schedule                   19

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1994
Page 3 of 19
                         Part I - Financial Information
                                Pitney Bowes Inc.
                        Consolidated Statement of Income
                                 (Unaudited)

(Dollars in thousands, except per share data)
                                         Three Months Ended September 30,  Nine Months Ended September 30,
                                                   1994              1993*            1994            1993*
Revenue from:
  Sales                                     $   341,070       $   298,032      $ 1,002,514     $   871,358
  Rentals and financing                         359,896           323,270        1,058,538         986,841
  Support services                              105,475           102,623          309,052         308,370
    Total revenue                               806,441           723,925        2,370,104       2,166,569
Costs and expenses:
  Cost of sales                                 201,719           166,955          585,424         491,768
  Cost of rentals and financing                 110,132            98,014          342,256         316,433
  Selling, service and administrative           297,281           273,560          851,599         807,691
  Research and development                       20,005            18,876           57,691          59,265
  Interest, net                                  47,851            42,016          136,118         136,168
  Nonrecurring items, net                       (25,366)                -          (25,366)              -
    Total costs and expenses                    651,622           599,421        1,947,722       1,811,325
Income from continuing operations before
  income taxes                                  154,819           124,504          422,382         355,244
Provision for income taxes                       69,498            66,117          168,367         150,752
Income from continuing operations                85,321            58,387          254,015         204,492
Discontinued operations                          10,706            10,644           32,492          33,905
Income before effect of a change in accounting
  for postemployment benefits                    96,027            69,031          286,507         238,397
Effect of a change in accounting for
  postemployment benefits                             -                 -         (119,532)              -
Net income                                  $    96,027       $    69,031      $   166,975     $   238,397

Income per common and common equivalent share:
  Income from continuing operations         $       .54       $       .37      $      1.60     $      1.29
  Discontinued operations                           .07               .06              .20             .21
  Effect of a change in accounting for
    postemployment benefits                           -                 -             (.75)              -
  Net income                                $       .61       $       .43      $      1.05     $      1.50

Average common and common equivalent shares
  outstanding                               158,029,162       159,310,258      158,874,016     159,064,360

Dividends declared per share of
  common stock                              $       .26       $      .225      $       .78     $      .675

Ratio of earnings to fixed charges                 3.52              3.31             3.43            3.11

* Restated to reflect discontinued operations.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1994
Page 4 of 19

                             Pitney Bowes Inc.
                        Consolidated Balance Sheet
                                (Unaudited)

(Dollars in thousands)                     September 30,  December 31,
                                                   1994          1993
Assets
Current assets:
  Cash and cash equivalents                   $   65,017    $   54,653
  Short-term investments, at cost which
    approximates market                              699         1,153
  Accounts receivable, less allowances:
    9/94, $19,183; 12/93, $16,691                393,826       411,810
  Finance receivables, less allowances:
    9/94, $36,204; 12/93, $39,488                988,744       994,998
  Inventories (Note 2)                           432,914       394,744
  Other current assets and prepayments            86,363        79,391

    Total current assets                       1,967,563     1,936,749

Property, plant and equipment,
  net (Note 3)                                   561,062       555,038
Rental equipment and related
  inventories, net (Note 3)                      664,006       641,588
Property leased under capital
  leases, net (Note 3)                            13,046        15,451
Long-term finance receivables, less allowances:
  9/94, $78,843; 12/93, $77,024                2,936,046     2,895,952
Goodwill, net of amortization:
  9/94, $39,303; 12/93, $33,640                  221,259       231,309
Other assets                                     608,784       517,729

Total assets                                  $6,971,766    $6,793,816

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and
    accrued liabilities (Note 4)              $  660,784    $  675,559
  Income taxes payable                           216,046       200,110
  Notes payable and current portion of
    long-term obligations (Note 4)             2,269,909     2,081,872
  Advance billings                               319,422       315,840

    Total current liabilities                  3,466,161     3,273,381

Deferred taxes on income                         413,717       409,660
Long-term debt                                   803,235       847,316
Other noncurrent liabilities (Note 5)            456,536       391,864

    Total liabilities                          5,139,649     4,922,221

Stockholders' equity:
  Cumulative preferred stock, $50 par
    value, 4% convertible                             53            68
  Cumulative preference stock, no par
    value, $2.12 convertible                       2,819         2,969
  Common stock, $2 par value                     323,338       323,338
  Capital in excess of par value                  34,752        36,762
  Retained earnings                            1,718,331     1,674,168
  Cumulative translation adjustments             (41,310)      (47,319)
  Treasury stock, at cost                       (205,866)     (118,391)

    Total stockholders' equity                 1,832,117     1,871,595

Total liabilities and stockholders' equity    $6,971,766    $6,793,816

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1994
Page 5 of 19

                             Pitney Bowes Inc.
                   Consolidated Statement of Cash Flows
                               (Unaudited)

(Dollars in thousands)                  Nine Months Ended September 30,
                                                 1994              1993*
Cash flows from operating activities:
  Net income                                $ 166,975         $ 238,397
  Effect of a change in accounting for
    postemployment benefits                   119,532                 -
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization           199,670           183,238
      Nonrecurring items, net                 (25,710)           (1,719)
      Increase in deferred taxes on
        income                                 78,152            69,997
      Change in assets and liabilities:
        Accounts receivable                    17,723            24,862
        Sales-type lease receivables          (71,471)          (57,095)
        Inventories                           (48,658)          (42,338)
        Other current assets and
          prepayments                          (4,614)          (14,967)
        Accounts payable and accrued
          liabilities                         (99,996)          (43,323)
        Income taxes payable                   21,516            (9,541)
        Advance billings                        3,039            (4,214)
      Other, net                              (50,726)          (36,921)
        Net cash provided by operating
          activities                          305,432           306,376

Cash flows from investing activities:
  Short-term investments                          454             1,429
  Net investment in fixed assets             (227,705)         (190,393)
  Net investment in direct-finance lease
    receivables                                43,945           146,714
  Investment in leveraged leases              (45,369)            7,283

        Net cash used in investing
          activities                         (228,675)          (34,967)

Cash flows from financing activities:
  Increase in notes payable                   210,094            47,483
  Proceeds from long-term obligations         200,000                 -
  Principal payments on long-term
    obligations                              (262,635)         (204,619)
  Proceeds from issuance of stock              20,283            19,863
  Stock repurchases                          (111,708)           (5,144)
  Dividends paid                             (122,812)         (106,410)

        Net cash used in financing
          activities                          (66,778)         (248,827)

Effect of exchange rate changes on cash           385            (1,687)

Increase in cash and cash equivalents          10,364            20,895

Cash and cash equivalents at beginning
  of period                                    54,653            71,016

Cash and cash equivalents at end
  of period                                 $  65,017         $  91,911

Interest paid                               $ 151,641         $ 153,280

Income taxes paid                           $  85,768         $ 105,946

* Restated to reflect discontinued operations.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1994
Page 6 of 19

                             Pitney Bowes Inc.
                Notes to Consolidated Financial Statements
Note 1:
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. ("the company"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company as of September 30, 1994 and the results of its operations and cash flows for the nine months ended September 30, 1994 and 1993 have been included. Operating results for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. These statements should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report to Stockholders and Form 10-K Annual Report for the year ended December 31, 1993.

Note 2:

  Inventories are comprised of the following:
  (Dollars in thousands)                September 30, December 31,
                                                 1994         1993
  Raw materials and work in process        $  120,907   $   98,647
  Supplies and service parts                  110,587       98,773
  Finished products                           201,420      197,324

  Total                                    $  432,914   $  394,744

Note 3:

  Fixed assets are comprised of the following:
  (Dollars in thousands)                September 30, December 31,
                                                 1994         1993
  Property, plant and equipment            $1,195,471   $1,136,849
  Accumulated depreciation                   (634,409)    (581,811)

  Property, plant and equipment, net       $  561,062   $  555,038

  Rental equipment and related
    inventories                            $1,439,505   $1,426,395
  Accumulated depreciation                   (775,499)    (784,807)

  Rental equipment and related
    inventories, net                       $  664,006   $  641,588

  Property leased under capital
    leases                                 $   40,838   $   48,792
  Accumulated amortization                    (27,792)     (33,341)

  Property leased under capital
    leases, net                            $   13,046   $   15,451

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1994
Page 7 of 19


Note 4:

 Current liabilities include the following:
 (Dollars in thousands)                 September 30, December 31,
                                                 1994         1993
Accounts payable and accrued liabilities:
Accounts payable - trade                   $  130,706   $  187,480
Accrued salaries, wages
  and commissions                              78,179       94,092
Accrued pension benefits                       99,723       80,898
Miscellaneous accounts payable
  and accrued liabilities                     352,176      313,089

Total                                      $  660,784   $  675,559

Notes payable and current portion
  of long-term obligations:
Notes payable and overdrafts               $2,211,163   $2,000,364
Current portion of long-term debt              56,196       78,222
Current portion of capital lease
  obligations                                   2,550        3,286

Total                                      $2,269,909   $2,081,872

Note 5:

  Other noncurrent liabilities include the following:
(Dollars in thousands)                  September 30, December 31,
                                                 1994         1993
Accrued nonpension postretirement
  benefits                                 $  359,205   $  362,402
Accrued postemployment benefits                70,111            -
Long-term capital lease obligations            27,220       29,462

Total                                      $  456,536   $  391,864

Note 6:
The company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112) as of January 1, 1994. FAS 112 requires that postemployment benefits be recognized on the accrual basis of accounting for fiscal years beginning after December
15, 1993. Postemployment benefits include primarily company provided medical benefits to disabled employees and company provided life insurance as well as other disability- and death- related benefits to former or inactive employees, their beneficiaries and covered dependents.

The one-time effect of adopting FAS 112 was a non-cash, after-tax charge of $119.5 million (net of approximately $80.5 million of income taxes), or 75 cents per share.

Since the first quarter of 1994, as part of the company's employee work-life initiatives, employee input was actively sought about benefits and it was concluded that employees prefer benefits more closely related to their changing work-life needs. As a result, the

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1994
Page 8 of 19


company significantly reduced or eliminated certain postemployment benefits, specifically service-related company-subsidized life insurance, salary continuance and medical benefits, resulting in an after-tax credit to income of $70.9 million (net of approximately $47.7 million of income taxes). The company also instituted, effective January 1, 1995, certain enhancements to its deferred investment plan, including an increase in the company's match of employee contributions.

Note 7:
The company has refined its strategic focus, with the intent to capitalize on its strengths and competitive position. Based on an extensive review, the company decided to concentrate its energies and resources on products and services which facilitate the preparation, organization, movement, delivery, tracking, storage and retrieval of documents, packages, letters and other materials, in hard copy and digital form for its customers. Accordingly, the company announced its intent to seek buyers for its Dictaphone Corporation (Dictaphone) and Monarch Marking Systems, Inc. (Monarch) subsidiaries. The sales of Dictaphone and Monarch are expected to result in gains at closings expected to occur in 1995. Dictaphone and Monarch have been classified in the Consolidated Statement of Income as discontinued operations.

Summary results of Dictaphone and Monarch operations prior to their sales, which have been classified separately, were as follows:

(Dollars in thousands)          Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                    1994      1993         1994     1993
Revenue                         $144,526  $137,242     $412,501 $402,379

Income before income taxes      $ 17,751  $ 16,931     $ 53,666 $ 55,323
Provision for income taxes         7,045     6,287       21,174   21,418

Income from discontinued
  operations                    $ 10,706  $ 10,644     $ 32,492 $ 33,905

Note 8:
During the third quarter of 1994, the company adopted a formal plan designed to address the impact of technology on work force requirements and to further refine its strategic focus on core businesses worldwide. The company established a $93.2 million reserve to cover the costs of such actions.

The phase-out of older products lines, introduction of new, advanced products and increased need for higher employee skill levels to deliver and service these products will require a work force reduction of approximately 2,000 employees worldwide over the next year, and the future hiring of approximately 850 new employees with these requisite enhanced skills. Severance and benefit related costs approximating $61 million were included in this reserve for work force reduction. All costs associated with hiring of new employees were excluded from the plan and will be recognized appropriately in the period incurred.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1994
Page 9 of 19


Current and future advanced product offerings require a smaller, but more highly skilled engineering, manufacturing and service work force to take full advantage of design, production, diagnostic and service strategies. These disciplines account for a work force reduction of more than 850 employees. Other strategic actions include reengineering and streamlining of order flow, logistics and other administrative processes in the U.S., Europe and the Asia Pacific region which will result in an additional work force reduction of more than 800 employees. The decisions to phase out of non-mailing products in Germany and the cessation of further development and marketing of shipping products which cannot be cost-effectively upgraded to new technologies will account for the remaining work force reductions.

Included in the plan to refine the strategic business focus of the company are exit costs approximating $32 million for certain additional actions. Consistent with a refinement of focus on our core businesses, the actions include phasing-out non-mailing products in Germany. This decision requires the write down to the realizable value of inventories, accounts receivable, rental contracts and other assets; such impacts have been accrued in the reserve. In addition, anticipated lease buyback exposure and expected future losses during the phase-out of the non-mail businesses have been accrued. The decision to cease development and marketing of certain shipping products as noted above has resulted in further inventory and other asset write-offs. As part of the administrative reengineering actions, the adoption of a centralized organizational structure in the European financial service businesses will result in the early termination of a facility lease, the cost of which, is included in the reserve. Finally, the company has decided to transition a software-based business with its own product offering to a product development support function. As a result, the remaining goodwill related to the acquisition of this business has been written-off.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1994
Page 10 of 19

                             Pitney Bowes Inc.
             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Results of Continuing Operations - third quarter of 1994 vs. third quarter of 1993

Revenue for the third quarter was $806.4 million compared to $723.9 million for the prior year period and income from continuing operations increased 46 percent to $85.3 million from $58.4 million in 1993. Third quarter 1994 results include the effect of a nonrecurring $25.4 million pre-tax credit. The credit is the result of a $118.6 million credit to income due to changes made in certain postemployment benefits offset, in part, by the establishment of a $93.2 million reserve covering strategic actions designed to address the impact of technology on work force requirements and the continued refinement of the company's strategic focus outlined in Note 8 to the financial statements. This net credit added only $3.5 million, or two cents per share to net income primarily because some of the strategic actions will occur in countries where the company is unable to recognize associated tax benefits. In addition, in the third quarter of 1993 the company recorded $19.4 million of additional tax expense applicable to income generated in prior periods against continuing operations as a result of the enactment of the U.S. Omnibus Budget Reconciliation Act of 1993. Excluding the effect of the nonrecurring net credit in 1994 and the tax adjustment in 1993, income from continuing operations would have been five percent above the prior year.

Sales revenue increased 14 percent in 1994 including 13 percent from volume growth and less than one percent from each of price and foreign currency exchange rate impacts. Volume growth resulted primarily from the fourth quarter 1993 acquisition of Ameriscribe Corporation, a nationwide provider of on-site reprographics, mailroom and other office services. The sales revenue of the business equipment and services segment, which includes the mailing, shipping and weighing, facsimile, copier and facilities management businesses, was also favorably impacted by strong growth in U.S. facsimile supplies to support the growing plain paper equipment base, U.S. copier and production mail product placements and improved performance in the mailing operations in the U.K. and Australia. These factors were offset, in part, by a decline in the shipping and weighing business, largely as a result of reduced shipping system sales in the low-end market segment as well as lower sales revenue in the mailing businesses in Germany and Canada. It is expected that shipping system sales in the low-end segment will continue to be weak due to competitive pressures. In Germany, last year's results included record third-quarter sales due to equipment upgrades necessitated by consolidation of the East and West German postal zones. Additionally, last year's results included sales of non-mailing products which are being phased out as part of the company's formal plan of strategic focus refinement.

Rentals and financing revenue increased 11 percent. Rental revenue growth reflects higher numbers of postage meters on rental, especially higher yielding Postage By Phone(R) and electronic meters and plain paper facsimile machines in service, as well as, price increases. The financial services segment revenue reflects portfolio growth and higher

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1994
Page 11 of 19

fee-based income as well as a greater contribution from sales of finance assets this year than in the third quarter of 1993. In the third quarter of 1994, approximately $55 million of net finance assets were sold which produced approximately $8.7 million in revenue. Financing revenue growth in 1994 continues to be impacted by the company's 1993 decision to phase out the business of financing non-Pitney Bowes equipment outside of the United States.

Support services revenue, which is derived from the business equipment and services segment, was three percent above the prior year. Expansion of the U.S. mailing and shipping service bases was offset, in part, by lower service revenue in most of the European mailing businesses. Price increases added one percent to support services revenue growth.

The  cost of sales to sales revenue ratio grew to 59.1 percent in 1994 from
56.0 percent in 1993 primarily due to the continually increasing significance of the company's facilities management business which includes most of its expenses in cost of sales. Additionally, the ratio was impacted by higher copier costs due to the stronger yen and lower shipping and Canadian mailing equipment margins offset, in part, by favorable overhead absorption in the mailing business. The cost of rentals and financing to rentals and financing revenue ratio increased to 30.6 percent from 30.3 percent in 1993 primarily due to the third quarter 1994 asset sale offset, in part, by a favorable U.S. mailing cost of rental rate driven by price increases.

Selling, service and administrative expenses were 36.9 percent of revenue in 1994 compared with 37.8 percent in 1993. This improvement reflects the increased significance of the company's facilities management business which includes most of its expenses in cost of sales coupled with favorable benefit costs and cost containment initiatives throughout the company.

Research and development expenses increased six percent to $20.0 million in 1994 from $18.9 million in 1993. This increase reflects higher expenditures for new products approaching the end of their development cycle, as well as continued investment in advanced product development with emphasis on electronic technology and software development. This increase is partially offset by higher engineering support for recently introduced products which costs are included in cost of sales.

Net interest expense increased 14 percent to $47.9 million in 1994 from $42.0 million in 1993 due to higher short-term interest rates and average borrowing levels in 1994. It is anticipated that this unfavorable comparison will continue as interest rates rise and debt is used to fund actions taken in connection with the formal plan to refine the strategic focus and anticipated treasury share repurchases.

Nonrecurring items, net totalled $25.4 million in the third quarter 1994, as a result of a $118.6 million credit to income resulting from changes made to certain postemployment benefits. In addition, during the third quarter of 1994 the decision was made to undertake certain strategic actions which are outlined in Note 8 to the financial

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1994
Page 12 of 19


statements.   As  a  result a reserve of $93.2 million was  established  to cover the cost of such initiatives.

The  third  quarter 1994 effective tax rate was 44.9 percent compared  with
53.1 percent in the third quarter of 1993. The third quarter 1994 effective tax rate was negatively impacted by a number of strategic actions totalling $28 million for which the company could not realize associated tax benefits. The third quarter 1994 effective tax rate was favorably impacted by tax benefits associated with a company owned life insurance program. In the third quarter of 1993, the company recorded $19.4 million of additional tax expense against income from continuing operations applicable to income generated in prior periods as a result of the enactment of the U.S. Omnibus Budget Reconciliation Act of 1993.

Results of Continuing Operations - first nine months of 1994 vs. first nine months of 1993

For the first nine months of 1994 compared with the same period of 1993, revenue increased nine percent while income from continuing operations increased 24 percent to $254.0 million from $204.5 million in 1993.

The factors that affected revenue and earnings performance included those cited for the third quarter 1994 versus 1993. Additionally, in the first quarter of 1993, the business equipment and services segment's performance was enhanced by PROM sales primarily resulting from parcel rate changes. The second quarter of 1994 included the sale of operating lease assets which produced approximately $27 million in revenue, but which increased the cost of rentals and financing to rentals and financing revenue ratio due to inclusion of $25.2 million of related costs. In the second quarter of 1993, gains on sales of finance assets substantially offset additional loss provisions of $14.4 million required for the company's German leasing business.

The current year net income reflects the impact of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112) as of January 1, 1994. FAS 112 requires that postemployment benefit costs be recognized on the accrual basis of accounting for fiscal years beginning after December 15, 1993. Postemployment benefits include primarily company provided medical benefits to disabled employees and company provided life insurance as well as other disability- and death-related benefits to former and inactive employees, their beneficiaries and covered dependents. The one-time effect of adopting FAS 112 was a non-cash, after-tax charge of $119.5 million, or 75 cents per share.

Liquidity and Capital Resources

Working capital and the current ratio have declined from year-end 1993 as a result of increased short-term borrowings which funded the repurchase of shares of common stock, increased investment in finance assets and the redemption of long-term debt. The ratio was also impacted by an increase in inventory levels. The company continues to utilize a balanced mix of debt maturities to fund finance assets. The

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1994
Page 13 of 19

current ratio at September 30, 1994 was .57 to 1 compared to .59 to 1 at year-end 1993.

As part of the company's non-financial services shelf registrations, a medium-term note facility was established permitting issuance of up to $100 million in debt securities with maturities ranging from more than one year up to 30 years of which $32 million remain available at September 30, 1994. The company also has an additional $300 million remaining on shelf registrations filed with the Securities and Exchange Commission.

Pitney Bowes Credit Corporation (PBCC) has $400 million available from a $500 million shelf registration statement filed with the Securities and Exchange Commission. This registration statement should meet PBCC's long-term financing needs for the next two years. In March 1994, PBCC issued
$200 million of 5.625 percent notes due in February 1997. In April 1994, PBCC redeemed $100 million of 10.65 percent notes due in April 1999. PBCC had previously sold an option on a notional principal amount of $100 million to enable a counterparty to require PBCC to pay a fixed rate of
10.67 percent for five years starting April 1, 1994. The counterparty has exercised that option. In September 1994, PBCC redeemed $100 million of
10.125 percent notes due in 1997. The company continues to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swaps to control the sensitivity of interest rate volatility.

In the third quarter of 1994, the company sold approximately $55 million of finance assets with recourse in a privately-placed transaction with a third-party investor. Proceeds from the sale of these assets were used to repay a portion of the company's commercial paper borrowings. This transaction had no material effect on the company's results.

The ratio of total debt to total debt and stockholders' equity was 62.9 percent at September 30, 1994 compared to 61.3 percent at year-end 1993. This ratio was unfavorably impacted primarily by the company's required first quarter 1994 adoption of FAS 112 and the repurchase of approximately three million shares of common stock for $111.7 million. These factors were partially offset by the sale of certain finance assets and the issuance of approximately 700,000 treasury shares primarily under the company's various stock purchase, option and compensation programs. Book value per common share decreased to $11.74 at September 30, 1994 from $11.81 at year-end 1993 principally due to the first quarter 1994 adoption of FAS 112.

During the period October 31, to November 10, 1994, the company repurchased approximately 1.9 million additional shares of its common stock at a total cost approximating $65 million. On November 14, 1994 the board authorized the purchase of up to two million additional shares of the company's common stock. It is anticipated that the board of directors will consider further authorization to repurchase the company's common stock, as appropriate, in expectation of the sales of Dictaphone and Monarch.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1994
Page 14 of 19


As a part of the company's strategic refocus, it is expected that approximately $71 million in cash will be required to pay severance and benefit related costs as well as certain exit costs principally over the next twelve months. Asset write-downs and other provisions of approximately $22 million included in the strategic refocus will not require cash expenditures. Amounts available under credit agreements, shelf registrations and medium-term note programs in addition to cash generated internally, are expected to be sufficient to provide for financing needs for the next year. Additional financing will be arranged as deemed necessary.

Capital Investments

In the first nine months of 1994, net investments in fixed assets included $82.5 million in net additions to property, plant and equipment and $140.8 million in net additions to rental equipment and related inventories compared with $70.3 million and $118.1 million, respectively, in the same period in 1993. These additions included expenditures for a new facility the company is building to house its Shipping and Weighing Division in Shelton, Connecticut as well as normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment for both new placement and upgrade programs.

At September 30, 1994, commitments for the acquisition of property, plant and equipment included plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs. Also, it includes the above mentioned new Shipping and Weighing facility which is expected to be completed in 1995.

As previously reported, the company's financial services segment has made senior secured loans and commitments in connection with acquisition, leveraged buyout and recapitalization financing. At September 30, 1994, the company had a total of $2.5 million of such senior secured loans and commitments outstanding compared to $13.9 million at December 31, 1993. In March 1994, the company sold $11.3 million of its senior secured loan and commitment with a company that had previously filed under Chapter 11 of the Federal Bankruptcy Code and recovered 100 percent of its carrying value. The company has not participated in unsecured or subordinated debt financing in any highly leveraged transactions.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1994
Page 15 of 19


                     Part II - Other Information

Item 5:  Other Information.

     On November 14, 1994 the board of directors of Pitney Bowes Inc. elected Michael J. Critelli and Marc C. Breslawsky to the board, expanding the total number of directors to twelve. Mr. Critelli's and Mr. Breslawsky's board terms expire at the company's next annual meeting scheduled for May, 1995, at which time they will be up for re-election.

     In October 1994, Mr. Critelli and Mr. Breslawsky were named
     Vice-Chairmen of the company, reporting to Chairman and President George
     B. Harvey. As Vice-Chairmen each has responsibility for specific business areas, as well as accountability for the success of their joint efforts. It is expected that upon Mr. Harvey's retirement, Mr. Critelli will assume the role of Chairman and Chief Executive Officer, and Mr. Breslawsky will assume the role of President and Chief Operating Officer.


Item 6:  Exhibits and Reports on Form 8-K.

 (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     Reg. S-K    Status or                        Incorporation
     Exhibits    Description                      by Reference

     (11)        Computation of earnings          See Exhibit (i)
                   per share.                       on page 17.

     (12)        Computation of ratio of          See Exhibit (ii)
                   earnings to fixed charges.       on page 18.

     (27)        Financial Data Schedule          See Exhibit (iii)
                                                    on page 19.

 (b) Reports on Form 8-K.

     No reports on Form 8-K were filed for the three months ended
     September 30, 1994.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1994
Page 16 of 19






                                Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PITNEY BOWES INC.




November 14,1994




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