Form 10-K
PITNEY BOWES INC /DE/
filed 1995-03-31
CIK 78814

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549-1004
                                     FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the year ended December 31, 1994
                                  OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                 to

Commission file number 1-3579

                          PITNEY BOWES INC.

State   of  Incorporation        IRS  Employer Identification No.
         Delaware                           06-0495050


                          World Headquarters
                  Stamford, Connecticut  06926-0700
                  Telephone Number:  (203) 356-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name  of each exchange
      Title  of  each class                           on which registered


      Common Stock ($2 par value)                   New York Stock Exchange

      $2.12 Convertible Cumulative                  New York Stock Exchange
      Preference Stock (no par value)

      Preference Share Purchase Rights              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

      4% Convertible Cumulative Preferred Stock ($50 par value)

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes   X     No

The aggregate market value of voting stock (common stock and $2.12 preference stock) held by non-affiliates of the Registrant as of March 10, 1995 is $5,346,586,734.

Number of shares of common stock, $2 par value, outstanding as of March 10, 1995 is 150,905,707.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Only the following portions of the Pitney Bowes Inc. 1994 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Form 10-K Annual Report.

         (a)  Financial Statements, pages 29 to 42.

         (b) Management's Discussion and Analysis and Summary of Selected Financial Data on pages 21 to 28 excluding the information on page 27 relating to Dividend Policy.

         (c)  Stock Information and Stock Exchanges, on page 44.

2. Pitney Bowes Inc. Notice of the 1995 Annual Meeting and Proxy Statement dated March 24, 1995 pages 3, 4, 7, 8, 11 to 13, 19 and portions of pages 2, 5, 9, 10, 14, 18 and 20 are incorporated by reference into Part III of this Form 10-K Annual Report.

                                PART I
Item 1.  Business

Pitney Bowes Inc. and its subsidiaries (the company) operate within two industry segments: business equipment and services, and financial services. The company's operations are in the following geographic areas: the United States, Europe, and Canada and other countries. Financial information concerning revenue, operating profit and identifiable assets by industry segment and geographic area appears on pages 21 and 41 of the Pitney Bowes Inc. 1994 Annual Report to Stockholders and is incorporated herein by reference.

Business Equipment and Services. Business equipment and services consists of four product and service classes: mailing systems, copying systems, facsimile systems and facilities management services. These products and services are sold, rented or leased (see Financial Services) by the company and through dealers.

     Mailing systems include postage meters, parcel registers, mailing machines, manifest systems, letter and parcel scales, mail openers, mailroom furniture, folders, and paper handling and shipping equipment.

    Copying systems include a wide range of copying systems and supplies.

     Facsimile systems include a wide range of facsimile systems and supplies.

     Facilities management services are provided for a variety of business support functions, including correspondence mail and reprographics management, high volume automated mail center management and related activities such as facsimile, supplies distribution and records management provided by the company's Pitney Bowes Management Services, Inc. subsidiary
(PBMS).

     In October 1993, the company acquired all outstanding shares of Ameriscribe Corporation (Ameriscribe). Ameriscribe is a nationwide provider of on-site reprographics, mailroom and other office services to industrial corporations and professional service firms on a contract basis. The company consolidated this unit with its facilities management business operated through its wholly-owned subsidiary, PBMS.

     In 1994, the company announced its intent to seek buyers for its Dictaphone Corporation (Dictaphone) and Monarch Marking Systems, Inc. (Monarch) subsidiaries. The sales of Dictaphone and Monarch are expected to result in gains at closings which are expected to occur in 1995. The company sold its Wheeler Group Inc. (Wheeler) subsidiary in 1992, a direct mail marketer of office supplies. Dictaphone, Monarch and Wheeler have been classified in the Consolidated Statement of Income as discontinued operations; revenue and income from continuing operations exclude the results of Dictaphone, Monarch and Wheeler for all periods presented. (See
Note  11,  Acquisitions  and  discontinued  operations,  of  the  Notes  to
Consolidated Financial Statements in the Pitney Bowes Inc. 1994 Annual Report to Stockholders which information is incorporated herein by reference).

Financial Services. The financial services segment includes the company's worldwide financing operations. The company provides lease financing for its products as well as other financial services in the U.S. for the commercial and industrial markets. Lease financing transactions and other financial services are executed through the company's wholly-owned subsidiaries: Pitney Bowes Credit Corporation, including Colonial Pacific Leasing Corporation, Pitney Bowes Real Estate Financing Corporation and Atlantic Mortgage & Investment Corporation in the United States; Pitney Bowes Finance PLC in the U.K.; Adrema Leasing in Germany; Pitney Bowes
Finance S.A. in France, Pitney Bowes Finans Norway AS and Pitney Bowes Credit Australia Limited. The company's subsidiary, Pitney Bowes of Canada Ltd., also has a financing division through which leasing arrangements are made available to its customers. The finance operations financed 41 percent, 44 percent and 43 percent of consolidated sales in 1994, 1993 and 1992, respectively.

    Since the first quarter of 1993, the company has continued to phase out the business of financing non-Pitney Bowes equipment outside the U.S. The company has completed its inquiry and evaluation, begun in 1993, of the assets and liabilities of its German leasing business. (See Management's Discussion and Analysis in the Pitney Bowes Inc. 1994 Annual Report to
Stockholders  which information is incorporated herein by  reference).   In
the U.S. the company continues to lease a broad range of other commercial and industrial products. Products financed include both commercial and non-commercial aircraft, over-the-road trucks and trailers, railcars and locomotives and high-technology equipment such as data processing and communications equipment as well as commercial real estate properties. The finance operations have also participated, on a select basis, in certain other types of financial transactions including: syndication of certain lease transactions, senior secured loans in connection with acquisition, leveraged buyout and recapitalization financings and certain project financings as well as mortgage servicing.

    Financial services' borrowing strategy is to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control its sensitivity to interest rate volatility. The company utilizes interest rate swap agreements when it considers the economic benefits to be favorable. Swap agreements have been principally utilized to fix interest rates on commercial paper and/or obtain a lower cost on debt than would otherwise be available absent the swap. The financial services segment may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities. While the company's funding strategy may reduce sensitivity to interest rate changes over the long-term, effective interest costs have been and will continue to be impacted by interest rate changes. The company periodically adjusts prices on its new leasing and financing transactions to reflect changes in interest rates; however, the impact of these rate changes on revenue is usually less immediate than the impact on borrowing costs.

Nonrecurring Items, Net. In 1994, a net nonrecurring credit of $25.4 million resulted from a $118.6 million credit to income for changes made to certain postemployment benefits and the decision to undertake certain strategic actions which resulted in a $93.2 million charge to income.

    Since the first quarter of 1994, as part of the company's employee work-life initiatives, employee input was actively sought about benefits, and it was concluded that employees prefer benefits more closely related to their changing work-life needs. As a result, in the third quarter of 1994, the
company   significantly  reduced  or  eliminated  certain   postemployement
benefits, specifically service-related company-subsidized life insurance, salary continuance and medical benefits, resulting in a pre-tax credit to income of $118.6 million ($70.9 million net of approximately $47.7 million of income taxes). 1994 postemployment benefit expense was not materially effected by the net impact of the adoption of FAS 112 and these benefit changes, nor is ongoing postemployment benefit expense expected to be
materially  affected.   As  a further outgrowth of  the  above  study,  the
company also instituted, effective January 1, 1995, certain enhancements to its deferred investment plan, including an increase in the company's match of employee contributions.

     During the third quarter of 1994, the company adopted a formal plan designed to address the impact of technology on work force requirements and to further refine its strategic focus on core businesses worldwide. The company recorded a $93.2 million charge to income to cover the costs of such actions. The charge includes $61 million of severance and benefit costs for work force reductions, $22 million of asset write downs and $10 million of other exit costs. All but the write downs will result in cash outlays.

     The phase-out of older product lines, introduction of new, advanced products and increased need for higher employee skill levels to deliver and service these products will require a work force reduction of approximately 2,000 employees worldwide over the next year, and the future hiring of approximately 850 new employees with these requisite enhanced skills. All costs associated with hiring of new employees were excluded from the charge and will be recognized appropriately in the period incurred.

     Current and future advanced product offerings require a smaller, but more highly skilled engineering, manufacturing and service work force to take full advantage of design, production, diagnostic and service strategies. These disciplines account for a work force reduction of more than 850 employees and will require severance and benefit costs of $27 million. Other strategic actions include reengineering and streamlining of order flow, logistics and other administrative processes in the U.S., Europe and the Asia Pacific region which will result in an additional work force reduction of more than 800 employees requiring severance and benefit costs of $22.7 million. The decisions to phase out non-mailing products in Germany and the cessation of further development and marketing of shipping products which cannot be cost-effectively upgraded to new technologies will account for the remaining work force reductions and related severance and benefit costs.

     As noted above, included in the plan to refine the strategic business focus of the company are asset write downs of $22 million and $10 million of other exit costs for certain additional actions. Consistent with a refinement of focus on our core businesses, the actions include phasing out non-mailing products in Germany. This decision requires the write down of inventories, lease and rental contracts and other assets to their net realizable value for which $7.4 million has been provided. The decision to cease development and marketing of certain shipping products as noted above has resulted in further inventory and other asset write-offs of $8.6 million. The company has decided to transition a software-based business with its own product offerings to a limited product development and marketing support function. As a result, $6.3 million of goodwill related to the acquisition of this business has been written-off. The $10 million of other exit costs are primarily due to the adoption of a centralized organizational structure in the European financial services businesses that will result in the early termination of a facility lease.

     As of December 31, 1994 the company has made severance and benefits payments of $3.4 million to approximately 200 employees separated under the strategic focus initiatives.

     Benefits from the strategic focus initiatives (principally reduced employee expense) will be offset, in part, by increased hiring and training expenses to obtain employees with requisite skills. Anticipated net cash savings in 1995 and 1996 approximate $20 million and $30 million, respectively.

     In September 1990, the company changed its copier marketing strategy and announced plans to discontinue the remanufacture of used copier equipment. The copier organization now concentrates on new, higher-margin copiers consistent with its marketing strategy directed at serving large corporations and multi-unit installations. Due to this change in strategy and the resultant discontinuance of the equipment remanufacturing process, the company adjusted the estimated useful life of copiers from five years to three years and established a reserve for the disposal of copiers which previously would have been remanufactured, employee severance payments and facility closing costs. The aggregate one-time, pretax charge against 1990 third-quarter earnings was $86.5 million.

Support Services. The company maintains extensive field service organizations in the U.S. and certain other countries to provide support services to customers who have rented, leased or purchased equipment. Such support services, provided primarily on the basis of annual maintenance contracts, accounted for 13 percent, 14 percent and 14 percent of revenue in 1994, 1993 and 1992, respectively.

Marketing. The company's products and services are marketed through an extensive network of offices in the U.S., and through a number of subsidiaries and independent distributors and dealers in many countries throughout the world as well as through direct marketing and outbound telemarketing. The company sells to a variety of business, governmental, institutional and other organizations. It has a broad base of customers, and is not dependent upon any one customer or type of customer for a significant part of its business. The company does not have significant backlog or seasonality relating to its businesses.

Operations   Outside  the  United  States.   The  company's   manufacturing
operations outside the U.S. are in the United Kingdom.

     The company's discontinued operations, Dictaphone and Monarch, have manufacturing operations outside the United States in Australia, Canada, Hong Kong, Mexico, Switzerland, Singapore and the United Kingdom.

Competition. The company has historically been a leading supplier of certain products and services in its business segments, particularly postage meters and mailing machines. However, in both segments it has strong competition from a number of companies. In particular, it is facing competition in many countries for new placements from several postage meter and mailing machine suppliers, and its mailing systems products face some competition from products and services offered as alternative means of message communications. The company's Shipping and Weighing division is experiencing competition from carrier automation initiatives. The company is addressing competitive pressures in this market with the introduction of a new line of comunications-capable low-volume shipping systems in early 1995. PBMS, a market leader in providing mail and related support services to the corporate, financial services, and professional services markets, competes against national, regional and local firms specializing in facilities management. The company believes that its long experience and reputation for product quality, and its sales and support service organizations are important factors in influencing customer choices with respect to its products and services.

     The financing business is highly competitive with aggressive rate competition. Leasing companies, commercial finance companies, commercial banks and other financial institutions compete, in varying degrees, in the several markets in which the finance operations do business and range from very large, diversified financial institutions to many small, specialized firms. In view of the market fragmentation and absence of any dominant competitors which result from such competition, it is not possible to provide a meaningful description of the finance operations' competitive position in these markets.

     The company's discontinued operations, Dictaphone and Monarch, have historically been leading suppliers of certain products and services in their businesses, particularly price marking supplies and equipment and voice processing systems.

Research and Development/Patents. The company has research and development programs that are directed towards developing new products and improving the economy and efficiency of its operations, including its production and service methods. Expenditures on research and development totaled $78.6 million, $80.9 million and $85.0 million in 1994, 1993 and 1992, respectively.

     As a result of its research and development efforts, the company has been awarded a number of patents with respect to several of its existing and planned products. However, the company believes its businesses are not materially dependent on any one patent or any group of related patents. The company also believes its businesses are not materially dependent on any one license or any group of related licenses.

Material  Supplies and Environmental Protection.  The company  believes  it has  adequate  sources for most parts and materials  for  the  products  it manufactures. However, products manufactured by the company rely to an increasing extent on microelectronic components, and temporary shortages of these components have occurred from time to time due to the demands by many users of such components.

     The company purchases copiers, facsimile equipment, and scales, primarily from Japanese suppliers. The company believes that it has adequate sources available to it for the foreseeable future for such products.

    The company is subject to federal, state and local laws and regulations concerning the environment, and is currently participating in administrative or court proceedings as a participant in various groups of potentially responsible parties. These proceedings are at various stages of activity, and it is impossible to estimate with any certainty the total cost of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of the liability, if any, of the company. If and when it is possible to make a reasonable estimate of the company's liability with respect to such a matter, a provision would be made as appropriate. Based on the facts presently known to it, the company does not believe that the outcome of these proceedings will have a material adverse effect on its financial condition.

Employee Relations. At December 31, 1994, 32,792 persons were employed by the company, 26,990 in the United States, 5,802 outside the United States. Of this total 5,457 were employed by Monarch and Dictaphone. Employee relations are considered to be very satisfactory. The great majority of employees are not represented by any labor union. Management follows the policy of keeping employees informed of its decisions, and encourages and implements employee suggestions whenever practicable.

Item 2.  Properties

The company's World Headquarters and certain other office and manufacturing facilities are located in Stamford, Connecticut. The company maintains research and development operations at a corporate engineering and technology center in Shelton, Connecticut. A sales and service training center is located near Atlanta, Georgia. The company is building a new facility to house its Shipping and Weighing Systems Division in Shelton, Connecticut, which is expected to be completed in 1995. The company believes that its current and planned manufacturing, administrative and sales office properties are adequate for the needs of both of its business segments.

Business Equipment and Services. Business equipment and services products are manufactured in a number of plants principally in Connecticut, as well as in Harlow, England. Most of these facilities are owned by the company. Sales and support services offices, substantially all of which are leased, are located throughout the United States and in a number of other countries.

      The company's Pitney Bowes Management Services subsidiary is headquartered in Stamford, Connecticut and leases facilities in 27 cities located throughout the U.S. as well as leased facilities in Toronto, Ontario, Canada and London, England.

Financial Services. Pitney Bowes Credit Corporation leases executive and administrative offices in Norwalk, Connecticut; Jacksonville, Florida; and Tualatin, Oregon. Executive and administrative offices of the financing operations outside the United States are maintained in London, England; Heppenheim, Germany; Paris, France; Mississauga, Ontario, Canada; and North Ryde, Australia. A number of leased regional and district sales offices are located throughout the U.S., Canada and Germany.

      The company's discontinued operations, Dictaphone and Monarch, have production facilities in Melbourne, Florida; Dayton, Ohio; Killwangen, Switzerland; Pickering, Ontario, Canada; Mexico City, Mexico; Sydney, Australia; Singapore and Hong Kong. Most of these facilities are owned by the company. Sales and support service offices, substantially all of which are leased, are located throughout the United States and in a number of other countries.

Item 3. Legal Proceedings

The company is a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the company's financial position or results of operations.

     The company has been advised that the Antitrust Division of the United States Department of Justice is conducting a civil investigation of its postage equipment business to determine whether there is, has been, or may be a violation of the surviving provisions of the 1959 consent decree between the company and the U.S. Department of Justice, and or the antitrust laws. The company intends to cooperate with the Department's investigation.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

                                                               Executive
                                                                 Officer
       Name         Age  Title                                   Since

George B. Harvey    63   Chairman, President and Chief            1967
                         Executive Officer

Carmine F. Adimando 50   Vice President - Finance and             1982
                         Administration, and Treasurer

Marc C. Breslawsky  52   Vice-Chairman                            1985

Michael J. Critelli 46   Vice-Chairman                            1988

Steven J. Green     43   Vice President - Controller              1988

Douglas A. Riggs    50   Vice President - Communications,         1988
                         Planning, Secretary and General Counsel

Carole F. St. Mark  52   President and Chief Executive Officer -  1985
                         Pitney Bowes Business Services

Johnna G. Torsone   44   Vice President - Personnel               1993

There is no family relationship among the above officers, all of whom have served in various corporate, division or subsidiary positions with the company for at least the past five years except for Johnna G. Torsone. Prior to joining the company in October 1990, Ms. Torsone was a partner with the New York law firm of Parker, Chapin, Flattau & Klimpl where she practiced employment and labor law for 14 years.

                               PART II

Item 5.  Market   for   the   Registrant's   Common   Stock   and   Related
         Stockholders' Matters

The sections entitled "Stock Information" and "Stock Exchanges" on page 44 of the Pitney Bowes Inc. 1994 Annual Report to Stockholders are incorporated herein by reference. At December 31, 1994, the company had 31,226 common stockholders of record.

Item 6.  Selected Financial Data

The section entitled "Summary of Selected Financial Data" on page 28 of the Pitney Bowes Inc. 1994 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The section entitled "Management's Discussion and Analysis" on pages 21 to 27 of the Pitney Bowes Inc. 1994 Annual Report to Stockholders is incorporated herein by reference, except for the section on page 27 relating to "Dividend Policy."

Item 8.  Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Price Waterhouse LLP dated January 31, 1995, appearing on pages 29 to 42 of the Pitney Bowes Inc. 1994 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                               PART III

Item 10. Directors and Executive Officers of the Registrant

Except for the information regarding the company's executive officers (see "Executive Officers of the Registrant" on page 8), the information called for by this Item is incorporated herein by reference to the sections entitled "Election of Directors" and "Security Ownership of Directors and Executive Officers" on pages 2 to 5 and 7 and 8 of the Pitney Bowes Inc. Notice of the 1995 Annual Meeting and Proxy Statement.

Item 11. Executive Compensation

The sections entitled "Directors' Compensation", "Executive Officer Compensation", "Severance and Change of Control Arrangements" and "Pension Benefits" on pages 8 to 14, and 18 to 20 of the Pitney Bowes Inc. Notice of the 1995 Annual Meeting and Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The section entitled "Security Ownership of Directors and Executive Officers" on pages 7 and 8 of the Pitney Bowes Inc. Notice of the 1995 Annual Meeting and Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.
                               PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                1.   Financial  statements - see Item 8 on  page  9  and
                        "Index to Financial Statements and Schedules" on page 16.

                   2. Financial statement schedules - see "Index to Financial Statements and Schedules" on page 16.

                   3. Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Reg. S-K                                     Status or Incorporation
Exhibit        Description                         by Reference


(3)(a) Restated Certificate Incorporated by reference to Exhibit of Incorporation, as (3a) to Form 10-K as filed with the
         amended                   Commission    on   March    30,    1993.
                                   (Commission file number 1-3579)

   (b)   By-laws                   Incorporated  by  reference  to  Exhibit
                                   (1)  to  Form  8-K  as  filed  with  the
                                   Commission    on   March    13,    1993.
                                   (Commission file number 1-3579)

(4)(a)   Form of Indenture         Incorporated  by  reference  to  Exhibit
         dated as of November (4a) to Form 10-K as filed with the 15, 1987 between the Commission on March 24, 1988.
         company  and  Chemical    (Commission file number 1-3579)
         Bank, as Trustee

   (b)   Form of Debt              Incorporated  by  reference  to  Exhibit
         Securities                (4b)  to  Form  10-K as filed  with  the
                                   Commission    on   March    24,    1988.
                                   (Commission file number 1-3579)

   (c)   Form of First             Incorporated  by  reference  to  Exhibit
         Supplemental Indenture    (1)  to  Form  8-K  as  filed  with  the
         dated  as of  June  1,    Commission    on    June    16,    1989.
         1989    between    the    (Commission file number 1-3579)
         company  and  Chemical
         Bank, as Trustee

   (d)   Form of Indenture         Incorporated  by  reference  to  Exhibit
         dated as of April  15,    (4.1) to Registration Statement on  Form
         1990    between    the    S-3(No.  33-33948)  as  filed  with  the
         company  and  Chemical    Commission on March 28, 1990.
         Bank, as successor  to
         Manufacturers  Hanover
         Trust   Company,    as
         Trustee

   (e)   Forms of Debt             Incorporated  by  reference  to  Exhibit
         Securities                (4)  to  Form  10-Q as  filed  with  the
                                   Commission on May 14, 1990. (Commission file number 1-3579)

   (f)   Form of Indenture         Incorporated  by  reference  to  Exhibit
         dated  as  of  May  1,    (4a)  to Registration Statement on  Form
         1985   between  Pitney    S-3(No.  2-97411)  as  filed  with   the
         Bowes Credit              Commission on May 1, 1985.
         Corporation and
         Bankers Trust Company,
         as Trustee

   (g)   Letter Agreement          Incorporated  by  reference  to  Exhibit
         between Pitney Bowes (4b) to Registration Statement on Form Inc. and Bankers Trust S-3(No. 2-97411) as filed with the
         Company, as Trustee       Commission on May 1, 1985.

   (h)   Form of First             Incorporated  by  reference  to  Exhibit
         Supplemental Indenture    (4b)  to Registration Statement on  Form
         dated  as  of December    S-3(No.  33-10766)  as  filed  with  the
         1, 1986 between Pitney    Commission on December 12, 1986.
         Bowes Credit
         Corporation and
         Bankers Trust Company,
         as Trustee

   (i)   Form of Second            Incorporated  by  reference  to   Exhibit
         Supplemental Indenture    (4c) to Registration Statement on Form S-
         dated  as  of February    3(No.   33-27244)  as  filed   with   the
         15, 1989 between          Commission on February 24, 1989.
         Pitney   Bowes  Credit
         Corporation and
         Bankers Trust Company,
         as Trustee

   (j)   Form of Third             Incorporated by reference to Exhibit  (1)
         Supplemental Indenture    to  Form 8-K as filed with the Commission
         dated  as  of  May  1,    on  May 16, 1989. (Commission file number
         1989   between  Pitney    1-3579)
         Bowes Credit
         Corporation and
         Bankers Trust Company,
         as Trustee

         The company has outstanding certain other long-term indebtedness. Such long-term indebtedness does not exceed 10% of the total assets of the company; therefore, copies of instruments defining the rights of holders of such indebtedness are not included as exhibits. The company agrees to furnish copies of such
         instruments  to  the  Securities  and  Exchange  Commission   upon
         request.

Executive Compensation Plans:

(10)(a) Retirement Plan for Incorporated by reference to Exhibit Directors of Pitney (10a) to Form 10-K as filed with the
        Bowes Inc.                 Commission    on    March    30,    1993.
                                   (Commission file number 1-3579)

   (b)  Deferred   Compensation    Incorporated  by  reference  to   Exhibit
        Plan for Directors         (10b)  to  Form  10-K as filed  with  the
                                   Commission    on    March    30,    1993.
                                   (Commission file number 1-3579)

   (c) Pitney Bowes Inc. Incorporated by reference to Exhibit Directors' Stock Plan (10a) to Form 10-K as filed with the
                                   Commission    on    March    25,    1992.
                                   (Commission file number 1-3579)

   (d)  Pitney    Bowes    1991    Incorporated  by  reference  to   Exhibit
        Stock Plan                 (10b)  to  Form  10-K as filed  with  the
                                   Commission    on    March    25,    1992.
                                   (Commission file number 1-3579)

   (e) Pitney Bowes Inc. Key Incorporated by reference to Exhibit Employees' Incentive (10c) to Form 10-K as filed with the Plan (as amended and Commission on March 25, 1992.
        restated)                  (Commission file number 1-3579)

   (f) 1979 Pitney Bowes Incorporated by reference to Exhibit Stock Option Plan (as (10d) to Form 10-K as filed with the amended and restated) Commission on March 25, 1992.
                                   (Commission file number 1-3579)

   (g) Pitney Bowes Severance Incorporated by reference to Exhibit Plan, as amended, (10) to Form 10-K as filed with the dated December 12, Commission on March 23, 1989.
        1988                       (Commission file number 1-3579)

 (11)   Statement                  Exhibit (i)
        re computation of per
        share earnings

 (12)   Computation  of   ratio    Exhibit (ii)
        of  earnings  to  fixed
        charges

 (13)   Portions of annual         Exhibit (iii)
        report to security
        holders

 (21)   Subsidiaries of the        Exhibit (iv)
        registrant

 (23)   Consent of experts  and    Exhibit (v)
        counsel

 (27)   Financial Data Schedule    Exhibit (vi)

   (b) No reports on Form 8-K were filed for the three months ended December 31, 1994.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Pitney Bowes Inc.



                          By /s/ George B. Harvey
                          (George B. Harvey)
                          Chairman, President and Chief
                          Executive Officer

                          Date March 30, 1995

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                        Date



/s/ George B. Harvey    Chairman, President          March 30, 1995
George B. Harvey        and Chief Executive
                        Officer - Director


/s/ Carmine F. Adimando Vice President-Finance       March 30, 1995
Carmine F. Adimando     and Administration, and
                        Treasurer (principal
                        financial officer)


/s/ Steven J. Green     Vice President-Controller    March 30, 1995
Steven J. Green         (principal accounting
                        officer)


/s/ Linda G. Alvarado   Director                     March 30, 1995
Linda G. Alvarado



/s/ Marc C. Breslawsky  Director                     March 30, 1995
Marc C. Breslawsky



/s/ William E. Butler   Director                     March 30, 1995
William E. Butler



/s/ Colin G. Campbell   Director                     March 30, 1995
Colin G. Campbell



/s/ Michael J. Critelli Director                     March 30, 1995
Michael J. Critelli



/s/ John C. Emery, Jr.  Director                     March 30, 1995
John C. Emery, Jr.

Signature               Title                        Date



/s/ Charles E. Hugel    Director                     March 30, 1995
Charles E. Hugel



/s/ David T. Kimball    Director                     March 30, 1995
David T. Kimball



                        Director
Leroy D. Nunery



/s/ Phyllis S. Sewell   Director                     March 30, 1995
Phyllis S. Sewell



                        Director
Arthur R. Taylor

             INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The additional financial data should be read in conjunction with the financial statements in the Pitney Bowes Inc. 1994 Annual Report to Stockholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Also, separate financial statements of less than 100 percent owned companies, which are accounted for by the equity method, have been omitted because they do not constitute significant subsidiaries.


                         ADDITIONAL FINANCIAL DATA

                                                             Page
Pitney Bowes Inc.:

    Report of independent accountants on financial
    statement schedules                                       17

    Financial statement schedules for the years 1992 - 1994:

         Valuation and qualifying accounts and
         reserves (Schedule II)                               18

                 REPORT OF INDEPENDENT ACCOUNTANTS ON
                    FINANCIAL STATEMENT SCHEDULES




To the Board of Directors
of Pitney Bowes Inc.


Our audits of the consolidated financial statements referred to in our report dated January 31, 1995 appearing on page 42 of the Pitney Bowes Inc. 1994 Annual Report to Stockholders (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-
K) also included an audit of the financial statement schedules listed by reference in Item 14(a)2 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/Price Waterhouse LLP
Price Waterhouse LLP

Stamford, Connecticut
January 31, 1995

                          PITNEY BOWES INC.

                SCHEDULE II - VALUATION AND QUALIFYING
                        ACCOUNTS AND RESERVES

            FOR THE YEARS ENDED DECEMBER 31, 1992 TO 1994

 (Dollars in thousands)

                                 Additions
                     Balance at  charged to                 Balance
                    beginning of costs and                  at end
 Description            year      expenses   Deductions     of year

 Allowance for doubtful accounts
 1994               $16,691      $ 4,262     $ 4,044(2)    $ 16,909

 1993               $16,578      $ 9,024(1)  $ 8,911(2)    $ 16,691

 1992               $17,786      $ 4,364     $ 5,572(2)    $ 16,578


 Allowance for credit losses on finance receivables

 1994               $116,512     $64,933     $68,354(2)    $113,091

 1993               $ 96,975     $84,524     $64,987(2)    $116,512

 1992               $ 88,703     $85,642     $77,370(2)    $ 96,975


 Reserve for transition costs(4)

 1994               $   344      $93,258     $28,709(5)    $ 64,893

 1993               $ 1,627      $     -     $ 1,283(3)    $    344

 1992               $ 8,835      $     -     $ 7,208(3)    $  1,627


 Valuation allowance for deferred tax asset(4)

 1994               $25,975      $12,867     $ 1,310       $ 37,532

 1993               $28,800      $ 2,059     $ 4,884       $ 25,975

 1992               $     -      $29,365     $   565       $ 28,800

 (1)  Includes $1,300 of additions applicable to a business at acquisition.
 (2)  Principally uncollectible accounts written off.
 (3)  Amounts paid.
 (4)  Included in balance sheet as a liability.
 (5)  Includes amounts for asset write downs and amounts paid.