Form 10-Q
period 1995-03-31
PITNEY BOWES INC /DE/
filed 1995-05-15
CIK 78814

                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549-1004

                             FORM 10 - Q




  X QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

Number of shares of common stock, $2 par value, outstanding as of March 31, 1995 is 150,996,229.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1995
Page 2 of 17

                          Pitney Bowes Inc.
                                Index

                                                       Page Number

Part I - Financial Information:

  Consolidated Statement of Income -  Three Months
   Ended March 31, 1995 and 1994                             3

  Consolidated Balance Sheet - March 31, 1995
   and December 31, 1994                                     4

  Consolidated Statement of Cash Flows -
   Three Months Ended March 31, 1995 and 1994                5

  Notes to Consolidated Financial Statements             6 - 7

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations        8 - 12


Part II - Other Information:

 Item 1:  Legal Proceedings                                13

 Item 6:  Exhibits and Reports on Form 8-K                 13

Signatures                                                 14

Exhibit (i) - Computation of Earnings per Share            15

Exhibit (ii) - Computation of Ratio of Earnings
                to Fixed Charges                           16

Exhibit (iii) - Financial Data Schedule                    17

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1995
Page 3 of 17

                    Part I - Financial Information
                          Pitney Bowes Inc.
                   Consolidated Statement of Income
                             (Unaudited)

(Dollars in thousands, except per share data)
                                    Three Months Ended March 31,
                                               1995         1994(1)
Revenue from:
  Sales                                 $   363,396  $   313,969
  Rentals and financing                     369,939      330,101
  Support services                          105,577      101,304

    Total revenue                           838,912      745,374

Costs and expenses:
  Cost of sales                             212,726      183,050
  Cost of rentals and financing             106,211      102,920
  Selling, service and administrative       290,565      267,744
  Research and development                   20,339       19,370
  Interest, net                              59,085       42,126

    Total costs and expenses                688,926      615,210


Income from continuing operations  before
  income taxes                              149,986      130,164
Provision for income taxes                   53,997       48,556

Income from continuing operations            95,989       81,608
Discontinued operations                      10,322       10,254
Income before effect of a change
  in accounting for postemployment
  benefits                                  106,311       91,862
Effect of a change in accounting for
  postemployment benefits                         -     (119,532)

Net income (loss)                       $   106,311  $   (27,670)

Income per common and common
  equivalent share:
    Income from continuing operations   $       .63  $       .51
    Discontinued operations                     .07          .07
    Effect of a change in accounting
      for postemployment benefits                 -         (.75)

    Net income (loss)                   $       .70  $      (.17)

  Average common and common equivalent
    shares outstanding                  152,066,210  159,669,700

  Dividends declared per share of
    common stock                        $       .30  $       .26

  Ratio of earnings to fixed charges           3.10         3.36

(1) Reclassified to reflect discontinued operations.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1995
Page 4 of 17
                           Pitney Bowes Inc.
                      Consolidated Balance Sheet
                             (Unaudited)

(Dollars in thousands)                    March 31,  December 31,
                                               1995          1994
Assets
Current assets:
  Cash and cash equivalents              $   86,559    $   75,106
  Short-term investments, at cost which
    approximates market                         685           639
  Accounts receivable, less allowances:
    3/95, $18,987; 12/94, $16,909           430,285       422,276
  Finance receivables, less allowances:
    3/95, $34,831; 12/94, $36,224         1,039,965     1,050,090
  Inventories (Note 2)                      442,730       430,641
  Other current assets and prepayments      102,777       104,992

    Total current assets                  2,103,001     2,083,744

Property, plant and equipment, net (Note 3) 585,614       578,650
Rental equipment and related
  inventories, net (Note 3)                 709,000       695,343
Property leased under capital
  leases, net (Note 3)                       10,794        12,633
Long-term finance receivables,
  less allowances:
  3/95, $73,337; 12/94, $76,867           3,119,698     3,086,401
Investment in  leveraged leases             502,219       481,308
Goodwill, net of amortization:
  3/95, $42,688; 12/94, $40,984             220,351       222,445
Other assets                                243,860       239,196

Total assets                             $7,494,537    $7,399,720

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and
    accrued liabilities                  $  714,367    $  828,396
  Income taxes payable                      233,162       194,427
  Notes payable and current portion of
    long-term obligations                 2,737,764     2,626,231
  Advance billings                          341,939       329,415

    Total current liabilities             4,027,232     3,978,469

Deferred taxes on income                    454,047       453,438
Long-term debt                              777,819       779,217
Other noncurrent liabilities                443,055       443,527

    Total liabilities                     5,702,153     5,654,651

Stockholders' equity:
  Cumulative preferred stock, $50 par
    value, 4% convertible                        48            48
  Cumulative preference stock, no par
    value, $2.12 convertible                  2,711         2,790
  Common stock, $2 par value                323,338       323,338
  Capital in excess of par value             33,192        35,200
  Retained earnings                       1,846,444     1,785,513
  Cumulative translation adjustments        (43,911)      (41,617)
  Treasury stock, at cost                  (369,438)     (360,203)

    Total stockholders' equity            1,792,384     1,745,069

Total liabilities and stockholders'
  equity                                 $7,494,537    $7,399,720

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1995
Page 5 of 17
                          Pitney Bowes Inc.
                 Consolidated Statement of Cash Flows
                             (Unaudited)

(Dollars in thousands)          Three  Months Ended March  31,
                                              1995        1994(1)
Cash flows from operating activities:
  Net income (loss)                      $ 106,311   $ (27,670)
  Effect of a change in accounting for
    postemployment benefits                      -     119,532
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization         65,505      66,862
      Nonrecurring items, net                    -        (344)
      Cash used for strategic initiatives   (8,704)          -
      Increase (decrease) in  deferred
        taxes on income                      1,649     (18,850)
      Change in assets and liabilities:
        Accounts receivable                 (7,231)      1,675
        Sales-type lease receivables       (16,263)    (11,899)
        Inventories                        (11,310)    (17,444)
        Other current assets and
          prepayments                        4,310         746
        Accounts payable and accrued
          liabilities                     (107,466)    (50,911)
        Income taxes payable                38,522      60,672
        Advance billings                    12,210      12,986
      Other, net                           (15,493)     (3,971)
        Net cash provided by operating
          activities                        62,040     131,384

Cash flows from investing activities:
  Short-term investments                       (46)        (22)
  Net investment in fixed assets           (85,898)    (68,562)
  Net investment in direct-finance
    lease receivables                       (9,591)    118,721
  Investment in leveraged leases           (11,929)        951

        Net cash (used in) provided by
          investing activities            (107,464)     51,088

Cash flows from financing activities:
  Increase (decrease) in notes payable     113,174    (276,578)
  Proceeds from long-term obligations            -     200,000
  Principal payments on long-term
    obligations                              1,437     (19,838)
  Proceeds from issuance of stock            1,720       2,020
  Stock repurchases                        (14,932)     (5,447)
  Dividends paid                           (45,380)    (41,179)

         Net cash provided by (used in)
           financing activities             56,019    (141,022)

Effect of exchange rate changes on cash        858         (37)

Increase in cash and cash
  equivalents                               11,453      41,413
Cash and cash equivalents at beginning
  of period                                 75,106      54,653

Cash and cash equivalents at end of
  period                                 $  86,559   $  96,066

Interest paid                            $  74,445   $  46,486

Income taxes paid                        $  19,622   $  11,795

(1) Reclassified to reflect discontinued operations.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1995
Page 6 of 17

                          Pitney Bowes Inc.
              Notes to Consolidated Financial Statements
Note 1:

 The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company as of March 31, 1995 and the results of its operations and cash flows for the three months ended March 31, 1995 and 1994 have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report to Stockholders and Form 10-K Annual Report for the year ended December 31, 1994.

Note 2:

 Inventories are comprised of the following:
 (Dollars in thousands)                    March 31,       December 31,
                                                1995               1994
 Raw materials and work in process          $118,639           $111,051
 Supplies and service parts                  114,909            114,429
 Finished products                           209,182            205,161

 Total                                      $442,730           $430,641

Note 3:

 Fixed assets are comprised of the following:
 (Dollars in thousands)                    March 31,       December 31,
                                                1995               1994
 Property, plant and equipment            $1,242,659         $1,218,016
 Accumulated depreciation                   (657,045)          (639,366)

 Property, plant and equipment, net       $  585,614         $  578,650

 Rental equipment and related
   inventories                            $1,511,560         $1,484,698
 Accumulated depreciation                   (802,560)          (789,355)

 Rental equipment and related
   inventories, net                       $  709,000         $  695,343

 Property leased under capital
   leases                                 $   36,218         $   38,644
 Accumulated amortization                    (25,424)           (26,011)

 Property leased under capital
   leases, net                            $   10,794         $   12,633

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1995
Page 7 of 17

Note 4:

The company has refined its strategic focus, with the intent to capitalize on its strengths and competitive position. Based on an extensive review, the company decided to concentrate its energies and resources on products and services which facilitate the preparation, organization, movement, delivery, tracking, storage and retrieval of documents, packages, letters and other materials, in hard copy and digital form for its customers. Accordingly, the company announced in 1994 its intent to seek buyers for its Dictaphone Corporation (Dictaphone) and Monarch Marking Systems, Inc. (Monarch) subsidiaries.

In April 1995, the company signed a definitive agreement to sell Dictaphone for $450 million in cash to an affiliate of Stonington Partners, Inc. The sale is conditioned upon, among other things, the buyer's obtaining financing and the receipt of applicable regulatory
approvals.   The buyer has received commitment letters from  Stonington
Capital Appreciation 1994 Fund, L.P., a fund managed by Stonington Partners, Inc., for its equity financing and commitment letters and highly confident letters from major financial institutions for its debt financing. The sale will result in a net after-tax gain which is expected to be included in the results of operations for the second or third quarter of 1995. In addition, the sale of Monarch is also expected to result in a gain at closing which is expected to occur in 1995.

Dictaphone and Monarch have been classified in the Consolidated Statement of Income as discontinued operations. Summary results of the Dictaphone and Monarch operations prior to their sales, which have been classified separately, were as follows:

(Dollars in thousands)                 Three Months Ended March 31,
                                                1995           1994
Revenue                                     $139,737       $131,403

Income before income taxes                  $ 17,432       $ 16,694
Provision for income taxes                     7,110          6,440

Income from discontinued operations         $ 10,322       $ 10,254

Note 5:

During 1994, the company adopted a formal plan designed to address the impact of technology on work force requirements and to further refine its strategic focus on core businesses worldwide. Current and future product offerings require a smaller, but more highly skilled engineering, manufacturing and service work force to take full advantage of design, production, diagnostic and service strategies. As of March 31, 1995, the company has made severance and benefit payments of approximately $12.1 million to nearly 750 employees separated under the strategic focus initiatives. Thirty employees with the requisite enhanced skills have been hired to produce and service advanced product offerings. The company expects remaining cash outlays to occur principally in 1995.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1995
Page 8 of 17


                           Pitney Bowes Inc.
           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Results of Continuing Operations - first quarter of 1995 vs. first quarter of 1994.

Revenue increased 13 percent to $838.9 million in 1995 compared to $745.4 million in the first quarter of 1994. Income from continuing operations increased 18 percent to $96.0 million in 1995 from $81.6 million in 1994.

Sales revenue increased 16 percent in 1995 comprised of 16 percent volume growth and offsetting one percent impacts from foreign currency exchange rate and price changes. Volume growth was driven by increased PROM (memory chip) sales attributable to the January 1, 1995 United States postal rate change which contributed approximately $30 million to first quarter sales revenue. Sales revenue was also favorably impacted by strong growth in facsimile system supplies sales offset, in part, by price declines. The facilities management business recorded a ten percent increase in sales as it continued to expand its facilities management contract base.

Rentals and financing revenue increased 12 percent from prior year. Rental revenue growth reflected a higher number of postage meters on rental, especially higher yielding Postage By Phone(R) and electronic meters, as well as price increases. First quarter 1995 was also favorably impacted by a higher number of plain paper facsimile systems in service. The increase in financing revenue is attributed to a higher base of small-ticket equipment under lease, as well as an increased contribution from non-interest sensitive revenue sources.
Financing revenue growth in 1995 continues to be impacted by the company's 1993 decision to phase out the business of financing non-Pitney Bowes equipment outside of the United States.

Support services revenue was four percent above the prior year. The revenue growth was attributable to price increases and expansion of the service bases in the U.S. mailing and shipping businesses.

The cost of sales to sales revenue ratio increased to 58.5 percent in 1995 from 58.3 percent in 1994. The increased ratio reflects higher U.S. mailing product costs driven, in part, by prior year efficiencies

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1995
Page 9 of 17


caused by increased volume and larger production runs at U.S. mailing offset, in part, by lower cost of sales rates associated with the 1995 U.S. postal rate change revenue.

The cost of rentals and financing to rentals and financing revenue ratio decreased to 28.7 percent in 1995 compared with 31.2 percent in 1994. This improvement was caused by reduced credit loss requirements at financial services and by the change in the estimated service lives of postage meters based on technological content. As part of the company's review of the impacts of technology on its core businesses and the desire of worldwide postal services to transition to all electronic postage meters, the estimated service lives of postage meters was revised effective January 1, 1995. The meter base has been segregated according to technological content. Mechanical meters, which constitute approximately 60 percent of the meter base, had their depreciable lives shortened while electronic meters had their depreciable lives increased due to improved security, functionality and limited risk of technological obsolescence. These changes have been accounted for as changes in accounting estimates and did not have a material effect on the first quarter 1995 results.

Selling, service and administrative expenses were 34.6 percent of revenue in 1995 compared to 35.9 percent in 1994. This ratio benefited from cost containment initiatives throughout the company offset, in part, by a special cash payment received in 1994 pursuant to a corporate reorganization of the acquirer of Wheeler.

Research and development expenses increased five percent to $20.3 million in 1995 from $19.4 million in 1994. This increase reflected higher expenditures for new products approaching the end of their development cycle, as well as continued investment in advanced product development with emphasis on electronic technology and software development. This increase was offset, in part, by higher engineering support for recently introduced products the costs of which are included in cost of sales.

Net interest expense increased to $59.1 million in 1995 from $42.1 million in 1994. This increase is due to higher short-term interest rates and average borrowing levels in 1995. It is anticipated that this unfavorable comparison will continue as interest rates rise and higher levels of debt are maintained through the second quarter of 1995.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1995
Page 10 of 17


The first quarter effective tax rate was 36.0 percent in 1995 compared to 37.3 percent in 1994. The 1995 effective rate was favorably impacted by tax benefits associated with a company owned life insurance program, as well as by the impact of the residual portfolio purchase at financial services completed in the fourth quarter of 1994 and a higher level of tax-exempt income.

Nonrecurring Item

During 1994, the company adopted a formal plan designed to address the impact of technology on work force requirements and to further refine its strategic focus on core businesses worldwide. Current and future product offerings require a smaller, but more highly skilled engineering, manufacturing and service work force to take full advantage of design, production, diagnostic and service strategies. As of March 31, 1995, the company has made severance and benefit payments of approximately $12.1 million to nearly 750 employees separated under the strategic focus initiatives. Thirty employees with the requisite enhanced skills have been hired to produce and service advanced product offerings. The company expects remaining cash outlays to occur principally in 1995.

Accounting Change

The company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), as of January 1, 1994. FAS 112 required that postemployment benefits be recognized on the accrual basis of accounting. Postemployment benefits include primarily company provided medical benefits to disabled employees and company provided life insurance as well as other disability- and death-related benefits to former or inactive employees, their beneficiaries and covered dependents. The one-time effect on first quarter 1994 earnings of adopting FAS 112 was a non-cash, after-tax charge of $119.5 million (net of approximately $80.5 million of income taxes), or 75 cents per share.

Liquidity and Capital Resources

Working  capital  has declined slightly since year-end  1994,  due  to increases in short-term borrowings which funded the repurchase of shares of common stock and was substantially offset by decreases in accounts payable and accrued liabilities caused by the funding of leveraged lease transactions at the company's U.S. financial services business. The current ratio was not materially affected due to these changes. The ratio at March 31, 1995 and December 31, 1994, was .52 to 1.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1995
Page 11 of 17


As part of the company's non-financial services shelf registrations, a medium-term note facility exists permitting issuance of up to $100 million in debt securities with maturities ranging from more than one year up to 30 years of which $32 million remain available at March 31, 1995. The company also has an additional $300 million remaining on shelf registrations filed with the Securities and Exchange Commission. Amounts available under credit agreements, shelf registrations and commercial paper and medium-term note programs, in addition to cash generated internally and by the anticipated sales of Dictaphone and Monarch, are expected to be sufficient to provide for financing needs in the next two years.

Pitney Bowes Credit Corporation (PBCC) has $400 million available from a $500 million shelf registration statement filed with the Securities and Exchange Commission in October 1992. This should meet PBCC's long-term financing needs for approximately the next two years.

The ratio of total debt to total debt and stockholders' equity was 66.4% at March 31, 1995 compared to 66.3% at December 31, 1994. This ratio is expected to be favorably impacted by the repayment of debt with the anticipated proceeds from the Dictaphone and Monarch sales which are expected to close later in 1995. Book value per common share increased to $11.85 at March 31, 1995 from $11.52 at year-end 1994 principally due to first quarter income offset, in part, by the repurchase of approximately 450,000 common shares for $14.9 million in
the  first quarter  of  1995.   These  repurchases were in  anticipation
of  the proceeds from the sale of Dictaphone and Monarch.

The company enters into interest rate swap agreements principally through its financial services business segment. It has been the practice and objective of the company to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control its sensitivity to interest rate volatility. The company utilizes interest rate swap agreements when it considers the economic benefits to be favorable. Swap agreements, as noted above, have been principally utilized to fix interest rates on commercial paper and/or obtain a lower cost on debt than would otherwise be available absent the swap.

Capital investments

In the first quarter of 1995, net investments in fixed assets included $32.6 million in net additions to property, plant and equipment and $51.2 million in net additions to rental equipment and related

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1995
Page 12 of 17


inventories compared with $20.9 million and $45.3 million in the same period in 1994, respectively. These additions included expenditures for a new facility the company is building in Shelton, Connecticut, as well as normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters and purchase of facsimile and copier equipment for both new placement and upgrade programs.

At March 31, 1995, commitments for the acquisition of property, plant and equipment included plant and manufacturing equipment improvements, as well as rental equipment for new and replacement programs. In addition, it includes the above mentioned new Shelton facility which will be completed in 1995 and is expected to house its shipping, facsimile and copier divisions.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1995
Page 13 of 17


                       Part II - Other Information

Item 1:  Legal Proceedings

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

Item 6:  Exhibits and Reports on Form 8-K.

  (a) Exhibits  (numbered in accordance with  Item  601  of
      Regulation S-K)

      Reg.  S-K    Status or                        Incorporation
      Exhibits     Description                      by Reference

         (11)      Computation of earnings          See Exhibit (i)
                     per share.                       on page 15.

         (12)      Computation of ratio of          See Exhibit (ii)
                     earnings to fixed charges.       on page 16.

         (27)      Financial Data Schedule.         See Exhibit (iii)
                                                      on page 17.


  (b) Reports on Form 8-K.

      No reports on Form 8-K were filed for the three months ended
      March 31, 1995.

      On May 11, 1995, the company filed a Form 8-K disclosing the signing of a definitive agreement to sell Dictaphone Corporation for $450 million in cash to an affiliate of Stonington Partners, Inc.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1995
Page 14 of 17






                              Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               PITNEY BOWES INC.




May 12, 1995




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