Form 10-Q
period 1995-06-30
PITNEY BOWES INC /DE/
filed 1995-08-11
CIK 78814

                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549-1004

                           F O R M  1 0 - Q




 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

Number of shares of common stock, $2 par value, outstanding as of June 30, 1995 is 151,516,947.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1995
Page 2 of 19

                              Pitney Bowes Inc.
                                    Index

                                                   Page Number
Part I - Financial Information:

 Consolidated Statement of Income -  Three and Six
   Months Ended June 30, 1995 and 1994                    3

 Consolidated Balance Sheet - June 30, 1995
   and December 31, 1994                                  4

 Consolidated Statement of Cash Flows -
   Six Months Ended June 30, 1995 and 1994                5

 Notes to Consolidated Financial Statements           6 - 8

 Management's Discussion and Analysis of
   Financial Condition and Results of Operations     9 - 13


Part II - Other Information:

 Item 4:  Submission of Matters to a Vote of
            Security Holders                             14

 Item 6:  Exhibits and Reports on Form 8-K          14 - 15

Signatures                                               16

Exhibit (i) - Computation of Earnings per Share          17

Exhibit (ii) - Computation of Ratio of Earnings
                 to Fixed Charges                        18

Exhibit (iii) - Financial Data Schedule                  19

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1995
Page 3 of 19
                         Part I - Financial Information
                                Pitney Bowes Inc.
                        Consolidated Statement of Income
                                   (Unaudited)

(Dollars in thousands, except per share data)
                                       Three Months Ended June 30,  Six Months Ended June 30,
                                                  1995        1994(1)       1995        1994(1)
Revenue from:
  Sales                                    $   371,405 $   347,475   $   734,801 $   661,444
  Rentals and financing                        381,939     368,541       751,878     698,642
  Support services                             109,259     102,273       214,836     203,577

    Total revenue                              862,603     818,289     1,701,515   1,563,663

Costs and expenses:
  Cost of sales                                233,551     200,655       446,277     383,705
  Cost of rentals and financing                106,591     129,204       212,802     232,124
  Selling, service and administrative          287,327     286,574       577,892     554,318
  Research and development                      21,643      18,316        41,982      37,686
  Interest, net                                 59,876      46,141       118,961      88,267

    Total costs and expenses                   708,988     680,890     1,397,914   1,296,100

Income from continuing operations
   before income taxes                         153,615     137,399       303,601     267,563
Provision for income taxes                      55,266      50,313       109,263      98,869

Income from continuing operations               98,349      87,086       194,338     168,694
Discontinued operations                         10,675      11,532        20,997      21,786
Income before effect of a change in
  accounting for postemployment benefits       109,024      98,618       215,335     190,480
Effect of a change in accounting for
  postemployment benefits                            -           -             -    (119,532)

Net income                                 $   109,024 $    98,618   $   215,335 $    70,948

Income per common and common equivalent
  share:
  Income from continuing operations        $       .65 $       .55   $      1.28 $      1.06
  Discontinued operations                          .07         .07           .14         .14
  Effect of a change in accounting for
    postemployment benefits                          -           -             -        (.75)

  Net income                               $       .72 $       .62   $      1.42 $       .45

Average common and common equivalent
  shares outstanding                       152,253,551 159,117,094   152,172,775 159,349,831

Dividends declared per share  of common
  stock                                  $         .30 $       .26   $       .60 $       .52

Ratio of earnings to fixed charges                3.12        3.39          3.11        3.37

(1)  Reclassified to reflect discontinued operations.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1995
Page 4 of 19
                           Pitney Bowes Inc.
                      Consolidated Balance Sheet
                             (Unaudited)

                                          June 30,  December 31,
(Dollars in thousands)                        1995          1994
Assets
Current assets:
 Cash and cash equivalents              $  136,805    $   75,106
 Short-term investments, at cost which
   approximates market                       1,385           639
 Accounts receivable, less allowances:
   6/95, $16,395; 12/94, $16,909           386,472       422,276
 Finance receivables, less allowances:
   6/95, $37,093; 12/94, $36,224         1,082,582     1,050,090
 Inventories (Note 2)                      418,320       430,641
 Other current assets and prepayments      102,460       104,992

   Total current assets                  2,128,024     2,083,744

Property, plant and equipment, net
  (Note 3)                                 554,390       578,650
Rental equipment and related
 inventories, net (Note 3)                 718,273       695,343
Property leased under capital
 leases, net (Note 3)                        9,997        12,633
Long-term finance receivables, less
  allowances:
 6/95, $79,111; 12/94, $76,867           3,228,854     3,086,401
Investment in leveraged leases             510,864       481,308
Goodwill, net of amortization:
 6/95, $44,390; 12/94, $40,984             234,439       222,445
Other assets                               267,080       239,196

Total assets                            $7,651,921    $7,399,720

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued
    liabilities                         $  723,183    $  828,396
  Income taxes payable                     238,775       194,427
  Notes payable and current portion of
    long-term obligations                2,303,756     2,626,231
  Advance billings                         336,134       329,415

   Total current liabilities             3,601,848     3,978,469

Deferred taxes on income                   482,157       453,438
Long-term debt                           1,051,528       779,217
Other noncurrent liabilities               435,735       443,527

   Total liabilities                     5,571,268     5,654,651

Preferred stockholders' equity in a
  subsidiary company                       200,000             -

Stockholders' equity:
 Cumulative preferred stock, $50 par
   value, 4% convertible                        47            48
 Cumulative preference stock, no par
   value, $2.12 convertible                  2,640         2,790
 Common stock, $2 par value                323,338       323,338
 Capital in excess of par value             32,705        35,200
 Retained earnings                       1,910,100     1,785,513
 Cumulative translation adjustments        (36,824)      (41,617)
 Treasury stock, at cost                  (351,353)     (360,203)

   Total stockholders' equity            1,880,653     1,745,069

Total liabilities and stockholders'
  equity                                $7,651,921    $7,399,720

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1995
Page 5 of 19
                           Pitney Bowes Inc.
                 Consolidated Statement of Cash Flows
                             (Unaudited)

(Dollars in thousands)
                                    Six Months Ended June 30,
                                              1995       1994(1)
Cash flows from operating activities:
 Net income                              $ 215,335   $ 70,948
 Effect of a change in accounting for
   postemployment benefits                       -    119,532
 Adjustments to reconcile net income to
   net  cash  provided  by  operating
   activities:
     Depreciation and amortization         129,492    133,879
     Nonrecurring charges, net                   -       (344)
     Net change in the strategic focus
       initiative                          (20,481)         -
     Increase in deferred taxes on income   29,546     20,094
     Change in assets and liabilities:
      Accounts receivable                   12,575      7,802
      Sales-type lease receivables         (32,047)   (38,510)
      Inventories                          (19,853)   (37,797)
      Other current assets and
        prepayments                          5,002      7,399
      Accounts payable and accrued
        liabilities                       (117,748)   (72,216)
      Income taxes payable                  30,552     36,372
      Advance billings                      10,397     13,636
     Other, net                            (52,858)   (35,746)

      Net cash provided by operating
        activities                         189,912    225,049

Cash flows from investing activities:
  Short-term investments                      (746)      (198)
  Net investment in fixed assets          (158,870)  (146,779)
  Net investment in direct-finance
    lease receivables                     (140,168)    73,462
  Investment in leveraged leases           (11,913)       966
  Proceeds from sale of subsidiary         127,000          -

      Net cash used in investing
        activities                        (184,697)   (72,549)

Cash flows from financing activities:
  Decrease in notes payable               (308,402)   (77,042)
  Proceeds from long-term obligations      275,000    200,000
  Principal payments on long-term
    obligations                            (24,322)  (138,713)
  Proceeds from issuance of stock           19,128     18,008
  Stock repurchases                        (14,932)   (48,183)
  Proceeds from preferred stock issued
    by a subsidiary                        200,000          -
  Dividends paid                           (90,748)   (82,075)

      Net cash provided by (used in)
        financing activities                55,724   (128,005)

Effect of exchange rate changes on
  cash                                         760        645

Increase in cash and cash equivalents       61,699     25,140

Cash and cash equivalents at beginning
  of period                                 75,106     54,653

Cash and cash equivalents at end of
  period                                 $ 136,805 $   79,793

Interest paid                            $ 130,437 $   89,962

Income taxes paid                        $  60,976 $   54,695

(1)  Reclassified to reflect discontinued operations.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1995
Page 6 of 19

                           Pitney Bowes Inc.
              Notes to Consolidated Financial Statements
Note 1:
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company as of June 30, 1995 and the results of its operations and cash flows for the six months ended June 30, 1995 and 1994 have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report to Stockholders and Form 10-K Annual Report for the year ended December 31, 1994.

Note 2:

  Inventories are comprised of the following:
  (Dollars in thousands)                June 30,   December 31,
                                            1995           1994
  Raw materials and work in process     $ 95,892       $111,051
  Supplies and service parts             113,123        114,429
  Finished products                      209,305        205,161

  Total                                 $418,320       $430,641

Note 3:

  Fixed assets are comprised of the following:
  (Dollars in thousands)                June 30,   December 31,
                                            1995           1994
  Property, plant and equipment       $1,166,080     $1,218,016
  Accumulated depreciation              (611,690)      (639,366)

  Property, plant and equipment, net  $  554,390     $  578,650

  Rental equipment and related
    inventories                       $1,530,594     $1,484,698
  Accumulated depreciation              (812,321)      (789,355)

  Rental equipment and related
    inventories, net                  $  718,273     $  695,343

  Property leased under capital
    leases                            $   34,619     $   38,644
  Accumulated amortization               (24,622)       (26,011)

  Property leased under capital
    leases, net                       $    9,997     $   12,633

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1995
Page 7 of 19

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

On June 29, 1995, the company sold Monarch for approximately $127 million in cash to a new company jointly formed by Paxar Corporation and Odyssey Partners, L.P. The sale resulted in an immaterial after-tax gain.

In April 1995, the company signed a definitive agreement to sell Dictaphone for $450 million in cash to an affiliate of Stonington Partners, Inc. The sale is conditioned upon, among other things, the buyer's obtaining financing and the receipt of applicable regulatory approvals. The buyer has received commitment letters from Stonington Capital Appreciation 1994 Fund, L.P., a fund managed by Stonington Partners, Inc., for its equity financing and commitment letters and highly confident letters from major financial institutions for its debt financing. The sale will result in a net after-tax gain which is expected to be included in the results of operations for the third quarter of 1995.

Dictaphone and Monarch have been classified in the Consolidated Statement of Income as discontinued operations. Summary results of the Dictaphone and Monarch operations prior to their sales, which have been classified separately, were as follows (results included for Monarch in 1995 are through June 29, 1995):

(Dollars in thousands)        Three Months Ended        Six Months Ended
                                    June 30,                June 30,
                                 1995       1994        1995        1994
Revenue                      $137,744   $136,572    $277,481    $267,975

Income before income taxes   $ 17,285   $ 19,221    $ 34,717    $ 35,915
Provision for income taxes      6,845      7,689      13,955      14,129

Income from discontinued
  operations                 $ 10,440   $ 11,532    $ 20,762    $ 21,786

Note 5:
In June 1995, a subsidiary of the company issued $200 million of variable term voting preferred stock to outside institutional investors
in  a  private  placement.   The preferred stock,  $.01  par  value,  is
entitled to cumulative dividends at rates set at auction, generally for 49 day intervals. The stock issuance, which appears on the consolidated balance sheet as "Preferred stockholders' equity in a subsidiary company", is designed to enable the company to better manage its international cash and investments. The consolidated statement of income reflects the dividends as a minority interest in "Selling, service and administrative" expense.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1995
Page 8 of 19

Note 6:
During 1994, the company adopted a formal plan designed to address the impact of technology on work force requirements and to further refine its strategic focus on core businesses worldwide. Current and future product offerings require a smaller, but more highly skilled engineering, manufacturing and service work force to take full advantage of design, production, diagnostic and service strategies. As of June 30, 1995, the company has made severance and benefit payments of approximately $23.9 million to nearly 1,000 employees separated under the strategic focus initiatives. Approximately 80 employees with the requisite enhanced skills have been hired to produce and service advanced product offerings. The company expects remaining cash outlays to occur principally in 1995.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1995
Page 9 of 19

                           Pitney Bowes Inc.
           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Results of Continuing Operations - second quarter of 1995 vs. second quarter of 1994.

Revenue increased five percent to $862.6 million in 1995 compared to $818.3 million in the second quarter of 1994. Excluding the effect of approximately $27 million of operating lease assets sold in 1994 revenue increased nine percent. Income from continuing operations increased 13 percent to $98.3 million in 1995 from $87.1 million in the second quarter of 1994.

Sales revenue increased seven percent in 1995. This increase was comprised of a six percent growth in volume and a one percent growth from favorable foreign currency exchange rate changes. The facilities management business recorded strong sales growth as it continued to expand its facilities management contract base, especially in the commercial and industrial market segment. In addition, sales revenue was enhanced by strong growth in copier equipment sales and facsimile system revenue, driven principally by supply sales partially offset by price declines.

Rentals and financing revenue increased 12 percent from the prior year excluding the effect of the $27 million of asset sales in 1994. Rental revenue growth reflected a higher number of postage meters on rental, especially higher yielding Postage By Phone and electronic meters, a higher number of plain paper facsimile systems in service and price increases. The company continued to grow its base of stable, recurring revenue by adding over 25,000 postage meters to its U.S. installed base during the first half of 1995. This represents a 60 percent increase over the comparable period last year. The increase in financing revenue is principally due to a higher base of small-ticket equipment under lease, as well as an increased contribution from non-interest sensitive revenue sources. Financing revenue growth in 1995 continues to be negatively affected by the company's 1993 decision to phase out the business of financing non-Pitney Bowes equipment outside of the United States.

Support services revenue rose seven percent from the prior year. The revenue growth was attributable to expansion of the service bases in the U.S. mailing and shipping businesses and price increases.

The cost of sales to sales revenue ratio increased to 62.9 percent in second quarter of 1995 from 57.7 percent in the second quarter of 1994. The increased ratio reflects higher U.S. mailing product costs which are driven, in part, by prior year efficiencies resulting from increased volume and larger production runs relating to the final build of the model 6100 mailing machine, as well as higher field parts usage in 1995 to support the growing equipment base. In addition, the ratio increase continues to be affected by the increased significance of the company's facilities management business which includes most of its

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1995
Page 10 of 19

expenses in cost of sales and to a lesser extent by higher copier equipment costs related to a stronger yen.

The ratio of cost of rentals and financing to rentals and financing revenue decreased to 27.9 percent in 1995 from 35.1 percent in 1994 primarily as a result of the 1994 operating lease asset sales which contributed $25.2 million of cost to cost of rentals and financing in 1994. This improvement was also impacted by reduced credit loss requirements at the financial services businesses and consistent with the first quarter, by the change in the postage meter estimated service lives which are based, in part, on technological content.

Selling, service and administrative expenses were 33.3 percent of revenue in the second quarter 1995 compared to 35.0 percent in second quarter 1994. This ratio improved reflecting that the benefits of the actions being taken as part of the plan adopted in the third quarter 1994 to refine the strategic focus on the core businesses are being realized. In addition, this improvement reflects cost containment programs throughout the company.

Research and development expenses increased 18 percent to $21.6 million in the second quarter of 1995 from $18.3 million in the second quarter 1994. This increase reflected higher expenditures for new products approaching the end of their development cycle, as well as continued investment in advanced product development with emphasis on electronic technology and software development. In 1994 a greater portion of engineering activity was attributable to engineering support for recently introduced products which costs are included in cost of sales.

Net interest expense increased to $59.9 million in the second quarter 1995 from $46.1 million in 1994. This increase is due to higher short-term interest rates and higher average borrowing levels in 1995.

The second quarter effective tax rate was 36.0 percent in 1995 compared to 36.6 percent in 1994. The 1995 effective rate was favorably affected by tax benefits associated with a company owned life insurance program, the positive impact of the residual portfolio purchase at financial services, completed in the fourth quarter of 1994, as well as a higher level of tax-exempt income.

Results of Continuing Operations - six months of 1995 vs. six months of 1994.

For the first six months of 1995 compared with the same period of 1994, revenue increased nine percent while income from continuing operations increased 15 percent to $194.3 million. The factors that affected revenue and earnings performance included those cited for the second quarter 1995 versus 1994. In addition, in the first quarter of 1995, revenue was favorably affected by approximately $30 million increased PROM (memory chip) sales attributable to the January 1, 1995 United States postal rate change.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1995
Page 11 of 19

As part of the company's review of the impacts of technology on its core businesses and the desire of worldwide postal services to transition to all electronic postage meters, the estimated service lives of postage meters was revised effective January 1, 1995. The meter base has been segregated according to technological content. Mechanical meters, which constitute approximately 60 percent of the meter base, had their depreciable lives shortened while electronic meters had their depreciable lives lengthened due to improved security, functionality and limited risk of technological obsolescence. These changes have been accounted for as changes in accounting estimates and did not have a material effect on the 1995 results.

Nonrecurring Item

During 1994, the company adopted a formal plan designed to address the impact of technology on work force requirements and to further refine its strategic focus on core businesses worldwide. Current and future product offerings require a smaller, but more highly skilled engineering, manufacturing and service work force to take full advantage of design, production, diagnostic and service strategies. As of June 30, 1995, the company has made severance and benefit payments of approximately $23.9 million to nearly 1,000 employees separated under the strategic focus initiatives. Approximately 80 employees with the requisite enhanced skills have been hired to produce and service advanced product offerings. The company expects remaining cash outlays to occur principally in 1995.

Discontinued Operations

On June 29, 1995, the company sold Monarch Marking Systems, Inc. (Monarch) for approximately $127 million in cash to a new company jointly formed by Paxar Corporation and Odyssey Partners, L.P. The sale resulted in an immaterial after-tax gain.

In April 1995, the company signed a definitive agreement to sell Dictaphone Corporation (Dictaphone) for $450 million in cash to an affiliate of Stonington Partners, Inc. The sale is conditioned upon, among other things, the buyer's obtaining financing and the receipt of applicable regulatory approvals. The buyer has received commitment letters from Stonington Capital Appreciation 1994 Fund, L.P., a fund managed by Stonington Partners, Inc., for its equity financing and commitment letters and highly confident letters from major financial

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1995
Page 12 of 19

institutions for its debt financing. The sale which is expected to be included in the results of operations for the third quarter of 1995 will result in a net after-tax gain.

1994 Accounting Change

The company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), as of January 1, 1994. FAS 112 required that postemployment benefits be recognized on the accrual basis of accounting. Postemployment benefits include primarily company-provided medical benefits to disabled employees and company provided life insurance as well as other disability- and death-related benefits to former or inactive employees, their beneficiaries and covered dependents. The one-time effect on first quarter 1994 earnings of adopting FAS 112 was a non-cash, after-tax charge of $119.5 million (net of approximately $80.5 million of income taxes), or 75 cents per share.

Liquidity and Capital Resources

Working capital has improved since year-end 1994, due to decreases in short-term borrowings caused by the proceeds from the issuance of long-term debt by Pitney Bowes Credit Corporation (PBCC), the issuance of preferred stock in a subsidiary company, and from the sale of Monarch. The current ratio as of June 30, 1995 was .59 to 1 and as of December 31, 1994, was .52 to 1.

As part of the company's non-financial services shelf registrations, a medium-term note facility exists permitting issuance of up to $100 million in debt securities with maturities ranging from more than one year up to 30 years of which $32 million remain available at June 30, 1995. The company also has an additional $300 million remaining on its non-financial services shelf registrations filed with the Securities and Exchange Commission. Amounts available under credit agreements, shelf registrations and commercial paper and medium-term note programs, in addition to cash generated internally and by the sales of Monarch and Dictaphone, are expected to be sufficient to provide for financing needs in the next two years.

In May 1995, PBCC issued $100 million of 6.250 percent notes due in June, 1998 and $100 million of 6.625 percent notes due in June, 2002. In June 1995, PBCC also issued $75 million of medium term notes due in June, 1998 and June, 2000 with a weighted average coupon rate of 6.014 percent. PBCC has $125 million available from a $500 million shelf registration statement filed with the Securities and Exchange Commission in October 1992.

In June 1995, a subsidiary of the company, issued $200 million of variable term voting preferred stock to outside institutional investors in a private placement. The preferred stock, $.01 par value, is entitled to cumulative dividends at rates set at auction, generally for
49  day   intervals.   The  stock  issuance,  which   appears   on   the

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1995
Page 13 of 19

consolidated balance sheet as "Preferred stockholders' equity in a subsidiary company", is designed to enable the company to better manage its international cash and investments. The proceeds of the issuance were used to pay down short-term borrowings. The consolidated statement of income reflects the dividends as a minority interest in "Selling, service, and administrative" expense.

The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company in total debt was 65.5% at June 30, 1995 compared to 66.3% at December 31, 1994. This ratio was favorably affected by the proceeds from the sale of Monarch which were used primarily to repay short-term debt. This ratio is expected to be favorably impacted by the anticipated proceeds from the sale of Dictaphone, which is expected to close in the third quarter of 1995 and which will be used to repay short-term debt and for other corporate purposes. Book value per common share increased to $12.39 at June 30, 1995 from $11.52 at year-end 1994 principally due to year-to-date income. This was offset, in part, by the repurchase of approximately 450,000 common shares for $14.9 million in the first quarter of 1995. These repurchases were in anticipation of the proceeds from the sales of Dictaphone and Monarch.

The company enters into interest rate swap agreements principally through its financial services business. It has been the practice and objective of the company to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control the company's sensitivity to interest rate volatility. The company utilizes interest rate swap agreements when it considers the economic benefits to be favorable. Swap agreements, as noted above, have been principally utilized to fix interest rates on commercial paper and/or obtain a lower cost on debt than would otherwise be available absent the swap.

Capital investments

In the first half of 1995, net investments in fixed assets included $61.4 million in net additions to property, plant and equipment and
$94.8 million in net additions to rental equipment and related inventories compared with $49.1 million and $87.6 million during the same period in 1994, respectively. These additions included expenditures for a new facility the company is building in Shelton, Connecticut, as well as normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters and purchase of facsimile and copier equipment for both new placement and upgrade programs.

At June 30, 1995, commitments for the acquisition of property, plant and equipment included plant and manufacturing equipment improvements, as well as rental equipment for new and replacement programs.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1995
Page 14 of 19


                     Part II - Other Information

Item 4:  Submission of Matters to a Vote of Security Holders.

Below are the final results of the voting at the annual meeting of shareholders held on May 8, 1995:

     Proposal 1 - Election of Directors

         Nominee                    For                  Withheld


     Linda G. Alvarado             128,734,273            812,963
     Marc C. Breslawsky            128,651,313            895,923
     Colin G. Campbell             128,765,377            781,859
     Charles E. Hugel              128,760,063            787,173

     Proposal 2 - Appointment of Price Waterhouse LLP as Independent
                  Accountants

         For                          Withheld            Abstain


    128,922,773                        257,395            367,068

     There were no broker non-votes on either proposal.

The following other directors continued their term of office after the annual meeting:


          William E. Butler                  Leroy D. Nunery
          David T. Kimball                   Phyllis S. Sewell
          Michael J. Critelli                Arthur R. Taylor
          George B. Harvey


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

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1995
Page 15 of 19

(b) Reports on Form 8-K.

     On May 11, 1995, the company filed a Form 8-K disclosing the signing of a definitive agreement to sell Dictaphone Corporation and related operations worldwide.for $450 million in cash to an affiliate of Stonington Partners, Inc.

     On June 21, 1995 the company filed a Form 8-K disclosing the signing of a definitive agreement to sell Monarch Marking Systems, Inc. and related operations worldwide for $127 million in cash to a new company jointly formed by Paxar Corporation and Odyssey Partners.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1995
Page 16 of 19






                              Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PITNEY BOWES INC.




August 10, 1995




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