Form 10-Q
period 1995-09-30
PITNEY BOWES INC /DE/
filed 1995-11-14
CIK 78814

                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549-1004

                           F O R M  1 0 - Q




 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

Number of shares of common stock, $2 par value, outstanding as of September 30, 1995 is 151,596,027.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1995
Page 2 of 19

                           Pitney Bowes Inc.
                                  Index

                                                      Page Number
Part I - Financial Information:

 Consolidated Statement of Income -  Three and
   Nine Months Ended September 30, 1995 and 1994           3

 Consolidated Balance Sheet - September 30, 1995
   and December 31, 1994                                   4

 Consolidated Statement of Cash Flows -
   Nine Months Ended September 30, 1995 and 1994           5

 Notes to Consolidated Financial Statements            6 - 8

 Management's Discussion and Analysis of
   Financial Condition and Results of Operations      9 - 14


Part II - Other Information:

 Item 1:  Legal Proceedings                               15

 Item 5:  Other Information                               15

 Item 6:  Exhibits and Reports on Form 8-K                15

Signatures                                                16

Exhibit (i) - Computation of Earnings per Share           17

Exhibit (ii) - Computation of Ratio of Earnings
                to Fixed Charges                          18

Exhibit (iii) - Financial Data Schedule                   19

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1995
Page 3 of 19
                         Part I - Financial Information
                                Pitney Bowes Inc.
                        Consolidated Statement of Income
                                        (Unaudited)

(Dollars in thousands, except per share data)
                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                         1995                 1994         1995                 1994
Revenue from:
  Sales                                           $   372,889          $   341,070  $ 1,107,690          $ 1,002,514
  Rentals and financing                               395,494              359,896    1,147,372            1,058,538
  Support services                                    107,748              105,475      322,584              309,052
    Total revenue                                     876,131              806,441    2,577,646            2,370,104
Costs and expenses:
  Cost of sales                                       230,507              201,719      676,784              585,424
  Cost of rentals and financing                       117,205              110,132      330,007              342,256
  Selling, service and administrative                 307,145              297,281      885,037              851,599
  Research and development                             18,961               20,005       60,943               57,691
  Interest, net                                        51,523               47,851      170,484              136,118
  Nonrecurring items, net                                   -              (25,366)           -              (25,366)
    Total costs and expenses                          725,341              651,622    2,123,255            1,947,722
Income from continuing operations before
  income taxes                                        150,790              154,819      454,391              422,382
Provision for income taxes                             50,050               69,498      159,313              168,367
Income from continuing operations                     100,740               85,321      295,078              254,015
Income, net of income tax, from discontinued
  operations prior to discontinuance                      721               10,706       21,483               32,492
Net gain from discontinued operations                 153,713                    -      153,948                    -
Income before effect of a change in accounting
  for postemployment benefits                         255,174               96,027      470,509              286,507
Effect of a change in accounting for
  postemployment benefits                                   -                    -            -             (119,532)
Net income                                        $   255,174          $    96,027  $   470,509          $   166,975

Income per common and common equivalent share:
  Income from continuing operations               $       .66          $       .54  $      1.94          $      1.60
  Discontinued operations                                1.01                  .07         1.15                  .20
  Effect of a change in accounting for
    postemployment benefits                                 -                    -            -                 (.75)
  Net income                                      $      1.67          $       .61  $      3.09          $      1.05

Average common and common equivalent shares
  outstanding                                     152,854,912          158,029,162  152,393,328          158,874,016

Dividends declared per share of
  common stock                                    $       .30          $       .26  $       .90          $       .78

Ratio of earnings to fixed charges                       3.33                 3.52         3.17                 3.43

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1995
Page 4 of 19

                           Pitney Bowes Inc.
                      Consolidated Balance Sheet
                              (Unaudited)

(Dollars in thousands)                       September 30,  December 31,
                                                      1995          1994
Assets
Current assets:
  Cash and cash equivalents                     $  135,157    $   75,106
  Short-term investments, at cost which
    approximates market                              1,661           639
  Accounts receivable, less allowances:
    9/95, $14,640; 12/94, $16,909                  372,020       422,276
  Finance receivables, less allowances:
    9/95, $37,972; 12/94, $36,224                1,128,816     1,050,090
  Inventories (Note 2)                             331,021       430,641
  Other current assets and prepayments              97,276       104,992

    Total current assets                         2,065,951     2,083,744

Property, plant and equipment, net (Note 3)        508,193       578,650
Rental equipment and related
  inventories, net (Note 3)                        750,575       695,343
Property leased under capital
  leases, net (Note 3)                               9,561        12,633
Long-term finance receivables, less allowances:
  9/95, $79,725; 12/94, $76,867                  3,320,318     3,086,401
Investment in leveraged leases                     538,059       481,308
Goodwill, net of amortization:
  9/95, $28,803; 12/94, $40,984                    209,579       222,445
Other assets                                       287,239       239,196

Total assets                                    $7,689,475    $7,399,720

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued liabilities      $  754,246    $  828,396
  Income taxes payable                             348,516       194,427
  Notes payable and current portion of
    long-term obligations                        2,008,464     2,626,231
  Advance billings                                 299,930       329,415

    Total current liabilities                    3,411,156     3,978,469

Deferred taxes on income                           520,318       453,438
Long-term debt                                   1,051,016       779,217
Other noncurrent liabilities                       423,854       443,527

    Total liabilities                            5,406,344     5,654,651

Preferred stockholders' equity in a
  subsidiary company                               200,000             -

Stockholders' equity:
  Cumulative preferred stock, $50 par
    value, 4% convertible                               47            48
  Cumulative preference stock, no par
    value, $2.12 convertible                         2,602         2,790
  Common stock, $2 par value                       323,338       323,338
  Capital in excess of par value                    31,515        35,200
  Retained earnings                              2,119,766     1,785,513
  Cumulative translation adjustments               (45,521)      (41,617)
  Treasury stock, at cost                         (348,616)     (360,203)

    Total stockholders' equity                   2,083,131     1,745,069

Total liabilities and stockholders' equity      $7,689,475    $7,399,720

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1995
Page 5 of 19

                                Pitney Bowes Inc.
                      Consolidated Statement of Cash Flows
                                 (Unaudited)

(Dollars in thousands)                       Nine Months Ended September 30,
                                                  1995                  1994
Cash flows from operating activities:
  Net income                                 $ 470,509             $ 166,975
  Gain on sale of discontinued operations     (153,948)                    -
  Effect of a change in accounting for
    postemployment benefits                          -               119,532
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization            198,312               199,670
      Nonrecurring items, net                        -               (25,710)
      Net change in the strategic focus
        initiative                             (32,507)                    -
      Increase in deferred taxes on income      56,253                78,152
      Change in assets and liabilities:
        Accounts receivable                        938                17,723
        Sales-type lease receivables           (53,637)              (71,471)
        Inventories                             (9,979)              (48,658)
        Other current assets and prepayments    (2,892)               (4,614)
        Accounts payable and accrued
         liabilities                           (96,430)              (99,996)
        Income taxes payable                    18,967                21,516
        Advance billings                         9,915                 3,039
      Other, net                               (88,906)              (50,726)

        Net cash provided by operating
          activities                           316,595               305,432

Cash flows from investing activities:
  Short-term investments                          (969)                  454
  Net investment in fixed assets              (252,683)             (227,705)
  Net investment in direct-finance lease
   receivables                                (255,968)               43,945
  Investment in leveraged leases               (37,345)              (45,369)
  Proceeds from sale of subsidiaries           577,000                     -

        Net cash provided by (used in)
         investing activities                   30,035              (228,675)

Cash flows from financing activities:
  (Decrease) increase in notes payable        (587,090)              210,094
  Proceeds from long-term obligations          275,000               200,000
  Principal payments on long-term
    obligations                                (43,855)             (262,635)
  Proceeds from issuance of stock               20,637                20,283
  Stock repurchases                            (14,932)             (111,708)
  Proceeds from preferred stock issued by a
    subsidiary                                 200,000                     -
  Dividends paid                              (136,256)             (122,812)

        Net cash used in financing
         activities                           (286,496)              (66,778)

Effect of exchange rate changes on cash            (83)                  385

Increase in cash and cash equivalents           60,051                10,364

Cash and cash equivalents at beginning of
 period                                         75,106                54,653

Cash and cash equivalents at end of period   $ 135,157             $  65,017

Interest paid                                $ 178,224             $ 151,641

Income taxes paid                            $  91,540             $  85,768

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1995
Page 6 of 19

                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
Note 1:
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. ("the company"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company as of September 30, 1995 and the results of its operations and cash flows for the nine months ended September 30, 1995 and 1994 have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report to Stockholders and Form 10-K Annual Report for the year ended December 31, 1994.

Note 2:

  Inventories are comprised of the following:
(Dollars in thousands)                       September 30,  December 31,
                                                      1995          1994
Raw materials and work in process               $   62,124    $  111,051
Supplies and service parts                          86,626       114,429
Finished products                                  182,271       205,161

Total                                           $  331,021    $  430,641

Note 3:

Fixed assets are comprised of the following:
(Dollars in thousands)                       September 30,  December 31,
                                                      1995          1994
Property, plant and equipment                   $1,077,656    $1,218,016
Accumulated depreciation                          (569,463)     (639,366)

Property, plant and equipment, net              $  508,193    $  578,650

Rental equipment and related
  inventories                                   $1,570,950    $1,484,698
Accumulated depreciation                          (820,375)     (789,355)

Rental equipment and related
  inventories, net                              $  750,575    $  695,343

Property leased under capital
  leases                                        $   34,273    $   38,644
Accumulated amortization                           (24,712)      (26,011)

Property leased under capital
  leases, net                                   $    9,561    $   12,633

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1995
Page 7 of 19


Note 4:
The  company  has refined its strategic focus with the intent to capitalize  on its strengths and competitive position. Based on an extensive review, the company decided to concentrate its energies and resources on products and services which facilitate the preparation, organization, movement, delivery, tracking, storage and retrieval of documents, packages, letters and other materials, in hard copy and digital form for its customers. Accordingly, the company announced in 1994 its intent to seek buyers for its Dictaphone Corporation (Dictaphone) and Monarch Marking Systems, Inc. (Monarch) subsidiaries.

On August 11, 1995, the company sold Dictaphone for approximately $450 million in cash, subject to post-closing adjustments, to an affiliate of Stonington Partners, Inc. On June 29, 1995, the company sold Monarch for approximately $127 million in cash, subject to post-closing adjustments, to a new company jointly formed by Paxar Corporation and Odyssey Partners, L.P. The sales resulted in gains approximating $150 million net of approximately $130 million of income taxes.

Dictaphone and Monarch have been classified in the Consolidated Statement of Income as discontinued operations. Summary results of the Dictaphone and Monarch operations prior to their sales, which have been classified separately, were as follows (results included for Dictaphone in 1995 are through August 11, 1995 and for Monarch in 1995 are through June 29, 1995):

(Dollars in thousands)           Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                     1995      1994      1995      1994
Revenue                          $ 28,981  $144,526  $306,462  $412,501

Income before income taxes       $  1,290  $ 17,751  $ 36,007  $ 53,666
Provision for income taxes            569     7,045    14,524    21,174

Income from discontinued
  operations                     $    721  $ 10,706  $ 21,483  $ 32,492

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1995
Page 8 of 19


Note 6:
During 1994, the company adopted a formal plan designed to address the impact of technology on work force requirements and to further refine its strategic focus on core businesses worldwide. Current and future product offerings require a smaller, but more highly skilled engineering, manufacturing and service work force to take full advantage of design, production, diagnostic and service strategies. As of September 30, 1995, the company has made severance and benefit payments of approximately $35.9 million to nearly 1,300 employees separated under the strategic focus initiatives. Approximately 250 employees with the requisite enhanced skills have been hired to produce and service advanced product offerings. It is currently anticipated that upon completion of the actions contemplated under the strategic initiatives, approximately 1,700 employees will have been separated from the company at a cost approximating $5.0 million in excess of that initially provided in 1994. This excess has been recorded in "Selling, service & administrative" expense.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1995
Page 9 of 19

                                Pitney Bowes Inc.
                Management's Discussion and Analysis of Financial
                          Condition and Results of Operations


Results of Continuing Operations - third quarter of 1995 vs. third quarter of 1994.

Revenue  increased  nine percent to $876.1 million in 1995  compared  to  $806.4 million in the third quarter of 1994. Income from continuing operations increased 18 percent to $100.7 million in 1995 from $85.3 million in the third quarter of 1994.

Sales revenue increased nine percent in 1995 primarily as a result of volume growth with only minor favorable effects from both price and foreign currency exchange rate changes. The facilities management business recorded strong sales growth as it continued to expand its facilities management contract base, especially in the commercial and industrial market segment. Sales revenue comparisons were also enhanced by strong growth in the international mailing operations especially in Europe, driven principally by new products and the acquisition in 1995 of a former Japanese joint venture. In addition, copier equipment sales and to a lesser extent facsimile systems sales favorably impacted sales growth. These increases were offset by a slight decline in U.S. Mailing equipment sales.

Rentals and financing revenue increased 10 percent from the prior year. Rental revenue growth reflected a higher number of postage meters on rental, especially higher yielding Postage By Phone(r) and electronic meters, as well as a higher number of plain paper facsimile systems in service. The increase in financing revenue is principally due to a higher base of small-ticket equipment under lease as well as an increased contribution from fee-based or non-interest sensitive revenue sources, offset in part, by a greater contribution from sales of finance assets last year than in the third quarter of 1995. In the third quarter of 1994, approximately $55 million of net finance assets were sold which produced approximately $8.7 million in revenue. Financing revenue growth in 1995 continues to be negatively affected by the company's 1993 decision to phase out the business of financing non-Pitney Bowes equipment outside of the United States.

Support services revenue rose two percent from the prior year. The revenue growth was attributable to price increases and expansion of the service bases in the U.S. mailing and shipping businesses.

The cost of sales to sales revenue ratio increased to 61.8 percent in the third quarter of 1995 from 59.1 percent in the third quarter of 1994. The increased ratio reflects higher U.S. mailing product costs which were driven, in part, by increased volume and larger production runs in 1994 relating to the final build of the model 6100 mailing machine. In addition, the ratio increase continues to be affected by the increased significance of the company's facilities management business which includes most of its expenses in cost of sales and, to a lesser extent, to a stronger yen.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1995
Page 10 of 19


The ratio of cost of rentals and financing to rentals and financing revenue decreased to 29.6 percent in 1995 from 30.6 percent in 1994 primarily due to the third quarter 1994 asset sale. This improvement was also impacted by reduced credit loss requirements at the financial services businesses and, consistent with the first half of 1995, by the change in the postage meter estimated service lives which are based, in part, on technological content.

Selling, service and administrative expenses were 35.1 percent of revenue in the third quarter 1995 compared to 36.9 percent in third quarter 1994. This ratio benefited as the actions taken as part of the plan adopted in the third quarter of 1994 to refine the strategic focus on the core businesses are being realized. In addition, this ratio was favorably impacted by continuing cost containment programs throughout the company and by a gain on the sale of an investment.

Research and development expenses decreased five percent to $19.0 million in the third quarter of 1995 from $20.0 million in the third quarter 1994. This decrease reflected higher 1994 expenditures for new products approaching the end of their development cycle, offset to a degree, by increased engineering support for recently introduced products the costs of which are included in cost of sales. In addition, the company has maintained its cost containment programs while continuing to significantly invest in advanced product development with emphasis on electronic technology and software development.

Net interest expense increased to $51.5 million in the third quarter 1995 from $47.9 million in 1994. This increase is due to higher short-term interest rates and higher average borrowing levels in 1995 at financial services to support the funding of equipment purchases.

The third quarter effective tax rate was 33.2 percent in 1995 compared to 44.9 percent in 1994. The 1994 effective tax rate was negatively impacted by a series of strategic actions taken in the third quarter of 1994 totaling $28 million in countries where the company could not realize associated tax benefits. In addition, the 1995 effective rate was favorably affected by tax benefits associated with a company owned life insurance program, as well as a higher level of tax-exempt income.

Income from continuing operations increased 18 percent to $100.7 million in 1995 from $85.3 million in the third quarter of 1994. Excluding the effect of a nonrecurring net credit in 1994, income from continuing operations would have been 23 percent above the prior year. The credit is the result of a $118.6 million credit to income due to changes made in certain postemployment benefits offset, in part, by the establishment of a $93.2 million reserve covering strategic actions designed to address the impact of technology on work force requirements and the continued refinement of the company's strategic focus outlined in Note 6 to the consolidated financial statements. This net credit added only $3.5 million, or two cents per share to net income primarily because some of the strategic actions were planned in countries where the company was unable to recognize associated tax benefits.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1995
Page 11 of 19


Results of Continuing Operations - nine months of 1995 vs. nine months of 1994.

For the first nine months of 1995 compared with the same period of 1994, revenue increased nine percent while income from continuing operations increased 16 percent to $295.1 million. The factors that affected revenue and earnings performance included those cited for the third quarter 1995 versus 1994. In addition, in the first quarter of 1995, revenue was favorably affected by approximately $30 million of increased PROM (memory chip) sales attributable to the January 1, 1995 United States postal rate change.

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

Nonrecurring Item

During 1994, the company adopted a formal plan designed to address the impact of technology on work force requirements and to further refine its strategic focus on core businesses worldwide. Current and future product offerings require a smaller, but more highly skilled engineering, manufacturing and service work force to take full advantage of design, production, diagnostic and service strategies. As of September 30, 1995, the company has made severance and benefit payments of approximately $35.9 million to nearly 1,300 employees separated under the strategic focus initiatives. Approximately 250 employees with the requisite enhanced skills have been hired to produce and service advanced product offerings. It is currently anticipated that upon completion of the actions contemplated under the strategic initiatives, approximately 1,700 employees will have been separated from the company at a cost approximating $5.0 million in excess of that initially provided in 1994. This excess has been recorded in "Selling, service and administrative" expense.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1995
Page 12 of 19


Discontinued Operations

On August 11, 1995, the company sold its Dictaphone Corporation subsidiary and related worldwide operations (Dictaphone) for approximately $450 million in cash, subject to post-closing adjustments, to an affiliate of Stonington Partners, Inc. On June 29, 1995, the company sold Monarch Marking Systems, Inc. (Monarch) for approximately $127 million in cash, subject to post-closing adjustments, to a new company jointly formed by Paxar Corporation and Odyssey Partners, L.P. These sales resulted in net after-tax gains approximating $150 million.


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

Liquidity and Capital Resources

Working capital has increased since year-end 1994 due to proceeds received from the sales of Dictaphone and Monarch, decreases in short-term borrowings resulting from the issuance of long-term debt by Pitney Bowes Credit Corporation
(PBCC), and the issuance in the second quarter of 1995 of preferred stock in a subsidiary company. The current ratio as of September 30, 1995 was .61 to 1 and as of December 31, 1994, was .52 to 1.

As part of the company's non-financial services shelf registrations, a medium-term note facility exists permitting issuance of up to $100 million in debt securities with maturities ranging from more than one year up to 30 years of which $32 million remain available at September 30, 1995. The company also has an additional $300 million remaining on its non-financial services shelf registrations filed with the Securities and Exchange Commission (SEC). Amounts available under credit agreements, shelf registrations and commercial paper and medium-term note programs, in addition to cash generated internally and by the sales of Monarch and Dictaphone, are expected to be sufficient to provide for financing needs in the next several years.

In May 1995, PBCC issued $100 million of 6.250 percent notes due in June, 1998 and $100 million of 6.625 percent notes due in June, 2002. In June 1995, PBCC also issued $75 million of medium term notes due in

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1995
Page 13 of 19


June, 1998 and June, 2000 with a weighted average coupon rate of 6.014 percent.

PBCC has $125 million of unissued debt securities available from a $500 million shelf registration statement filed with the SEC in October 1992. In September 1995, PBCC filed another registration statement for an additional $625 million of debt securities. In November 1995, PBCC commenced a $500 million medium-term note offering. The $500 million medium-term note offering and the remaining $250 million of unissued debt securities should meet PBCC's long-term financing needs for the next several years.

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

The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company in total debt was 61.2% at September 30, 1995 compared to 66.3% at December 31, 1994. This ratio was favorably affected by the proceeds from the sales of Dictaphone and Monarch which were used primarily to repay short-term debt. This ratio is expected to be unfavorably impacted by the anticipated repurchase of common shares in the future. Book value per common share increased to $13.72 at September 30, 1995 from $11.52 at year-end 1994 principally due to year-to-date income. This was offset, in part, by the repurchase of approximately 450,000 common shares for $14.9 million in the first quarter of 1995. These repurchases were made in anticipation of the proceeds from the sales of Dictaphone and Monarch.

During the period October 31, to November 10, 1995, the company repurchased approximately 390,000 additional shares of its common stock at a total cost approximating $17 million.

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1995
Page 14 of 19



Capital investments

In the first nine months of 1995, net investments in fixed assets included $83.7 million in net additions to property, plant and equipment and $165.7 million in net additions to rental equipment and related inventories compared with $82.5 million and $140.8 million during the same period in 1994, respectively. These additions included expenditures for a new facility the company is building in Shelton, Connecticut, as well as normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters and purchase of facsimile equipment for both new placement and upgrade programs.

At September 30, 1995, commitments for the acquisition of property, plant and equipment included plant and manufacturing equipment improvements, as well as rental equipment for new and replacement programs.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1995
Page 15 of 19


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

Item 5:  Other Information.

     On November 13, 1995 the board of directors of Pitney Bowes Inc. elected Michael I. Roth, Chairman and Chief Executive Officer, Mutual of New York, to the board effective as of the meeting of the board scheduled for December 11, 1995; and, expanded the total number of directors to twelve.

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

 (b) Reports on Form 8-K.

     No reports on Form 8-K were filed for the three months ended
     September 30, 1995.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1995
Page 16 of 19






                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PITNEY BOWES INC.




November 14, 1995




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