Form 10-K
period 1995-12-31
PITNEY BOWES INC /DE/
filed 1996-04-01
CIK 78814

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549-1004
                              FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the year ended December 31, 1995
                                  OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                 to

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

                                                     Name of each exchange on
       Title of each class                               which registered


      Common Stock ($2 par value)                   New York Stock Exchange

      $2.12 Convertible Cumulative                  New York Stock Exchange
      Preference Stock (no par value)

      Preference Share Purchase Rights              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

      4% Convertible Cumulative Preferred Stock ($50 par value)

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes   X     No

The aggregate market value of voting stock (common stock and $2.12 preference stock) held by non-affiliates of the Registrant as of March 15, 1996 is $7,317,695,742.

Number of shares of common stock, $2 par value, outstanding as of March 15, 1996 is 149,835,860.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Only the following portions of the Pitney Bowes Inc. 1995 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Form 10-K Annual Report.

         (a)  Financial Statements, pages 28 to 41.

         (b) Management's Discussion and Analysis and Summary of Selected Financial Data on pages 20 to 27 excluding the information on page 26 relating to Dividend Policy.

         (c)  Stock Information and Stock Exchanges, on page 42.

2.  Pitney  Bowes  Inc.  Notice  of  the  1996  Annual  Meeting  and  Proxy
    Statement dated March 29, 1996 pages 3, 4, 7, 8, 11-13, 20 and portions of pages 2, 5, 9, 10, 14 and 19 are incorporated by reference into Part III of this Form 10-K Annual Report.

                                PART I
Item 1.  Business

Pitney Bowes Inc. and its subsidiaries (the company) operate within three industry segments: business equipment, business services, and commercial and industrial financing. The company operates in two geographic areas: the United States and outside the U.S. Financial information concerning revenue, operating profit and identifiable assets by industry segment and geographic area appears on pages 20 and 40 of the Pitney Bowes Inc. 1995 Annual Report to Stockholders and is incorporated herein by reference.

Business Equipment. Business equipment consists of four products and service classes: mailing systems, copying systems, facsimile systems and related financing. These products and services are sold, rented or leased by the company. Some of the company's products are sold through dealers outside the U.S.

     Mailing systems include postage meters, parcel registers, mailing machines, manifest systems, letter and parcel scales, mail openers, mailroom furniture, folders, and paper handling and shipping equipment.

    Copying systems include a wide range of copying systems and supplies.

     Facsimile systems include a wide range of facsimile systems and supplies.

     The financial services operations provide lease financing for the company's products in the U.S., Canada, the United Kingdom, Germany, France, Norway, Ireland and Australia.

     The company sold its Dictaphone Corporation (Dictaphone) and Monarch Marking Systems, Inc. (Monarch) subsidiaries in 1995 resulting in gains approximating $155 million net of approximately $130 million of income taxes. Dictaphone and Monarch have been classified in the Consolidated Statement of Income as discontinued operations; revenue and income from continuing operations exclude the results of Dictaphone and Monarch for all periods presented. (See Note 12, Acquisitions and discontinued operations, of the Notes to the Consolidated Financial Statements in the Pitney Bowes Inc. 1995 Annual Report to Stockholders which information is incorporated herein by reference).

Business Services. Business services consists of two classes of servicing the needs of third parties: facilities management and mortgage servicing.

     Facilities management services are provided for a variety of business support functions, including correspondence mail and reprographics management, high volume automated mail center management and related activities such as facsimile, supplies distribution and records management provided by the company's Pitney Bowes Management Services, Inc. subsidiary
(PBMS).

     The business services segment also includes mortgage servicing. Mortgage servicing provides billing, collecting and processing services for major investors in residential first mortgages for a fee.

     In October 1993, the company acquired all outstanding shares of Ameriscribe Corporation (Ameriscribe), a nationwide provider of on-site reprographics, mailroom and other office services. The company consolidated this unit with its facilities management business operated through its wholly-owned subsidiary, PBMS.

Commercial and Industrial Financing. The commercial and industrial financing segment provides equipment financing for non-Pitney Bowes equipment and other financial services to the commercial and industrial markets in the U.S. Products financed include both commercial and non-commercial aircraft, over-the-road trucks and trailers, railcars and locomotives and high-technology equipment such as data processing and communications equipment as well as commercial real estate properties. The finance operations have also participated, on a select basis, in certain other types of financial transactions including: sale of certain lease transactions, senior secured loans in connection with acquisitions, leveraged buyout and recapitalization financings and certain project financings.

    Since the first quarter of 1993, the company has continued to phase out the business of financing non-Pitney Bowes equipment outside the U.S. In the U.S. the company continues to finance a broad range of other commercial and industrial products. Consolidated financial services operations financed 39 percent of consolidated sales from continuing operations in 1995, 41 percent in 1994 and 44 percent in 1993. The decreasing percentage financed is a direct result of the increasing significance of the facilities management business to the company's revenue. The facilities management business does not utilize traditional financing services used by the other businesses within the company.

     Financial services' (which includes commercial and industrial, and internal financing) borrowing strategy is to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control its sensitivity to interest rate volatility. The company utilizes interest rate swap agreements when it considers the economic benefits to be favorable. Swap agreements have been principally utilized to fix interest rates on commercial paper and/or obtain a lower cost on debt than would otherwise be available absent the swap. The financial services businesses may borrow through the sale of commercial paper, under its confirmed bank lines of credit, and by private and public offerings of intermediate- or long-term debt securities. While the company's funding strategy may reduce sensitivity to interest rate changes over the long-term, effective interest costs have been and will continue to be impacted by interest rate changes. The company periodically adjusts prices on its new leasing and financing transactions to reflect changes in interest rates; however, the impact of these rate changes on revenue is usually less immediate than the impact on borrowing costs.

Nonrecurring Items, Net. During 1994, the company adopted a formal plan designed to address the impact of technology on work force requirements and to further refine its strategic focus on core businesses worldwide. Accordingly, in the third quarter of 1994 the company recorded a $93.2 million charge to income to cover the costs of such actions. The charge anticipated $61 million of severance and benefit costs for work force reductions, $22 million of asset write downs and $10 million of other exit costs. As of December 31, 1995, the company has made severance and benefit payments of approximately

$49 million, the majority of which was expended in 1995, to nearly 1,500 employees separated under these strategic focus initiatives.

     The phase-out of older product lines, introduction of new, advanced products and increased need for higher employee skill levels to deliver and service these products will ultimately require a work force reduction of approximately 1,700 employees worldwide, and the future hiring of approximately 450 new employees with these requisite enhanced skills upon completion of these strategic focus initiatives. As of December 31, 1995, approximately 400 employees with the requisite skills have been hired to produce and service advanced product offerings. All costs associated with hiring of new employees were excluded from the charge and have been and will continue to be recognized appropriately in the period incurred.

     Current and future advanced product offerings require a smaller, but more highly skilled engineering, manufacturing and service work force to take full advantage of design, production, diagnostic and service strategies. These disciplines anticipated a work force reduction of more than 850 employees with related severance and benefit costs of $27 million. As of December 31, 1995, the actions taken by the company relative to this portion of the initiative have resulted in cash expenditures of approximately $21 million and anticipated 1996 expenditures of approximately $6 million. Other anticipated strategic actions included reengineering and streamlining of order flow, logistics and other administrative processes in the U.S., Europe and the Asia Pacific region which anticipated an additional work force reduction of more than 800 employees with related severance and benefit costs of $22.7 million. As of December 31, 1995, the actions taken by the company relative to this
portion   of   the  initiative  have  resulted  in  cash  expenditures   of
approximately $17 million, an additional accrual of approximately $5 million in separation and benefit costs and anticipated 1996 expenditures of approximately $10 million. The additional accrual has been recorded in selling, service and administrative expense in the Consolidated Statement of Income in the Pitney Bowes Inc. 1995 Annual Report to Stockholders which information is incorporated herein by reference. The decisions to phase out non-mailing products in Germany and the cessation of further development and marketing of shipping products which could not be cost-effectively upgraded to new technologies accounted for the remaining work force reductions and related severance and benefit costs. As of December 31, 1995, the actions taken by the company relative to this portion of the initiative have resulted in cash expenditures of approximately $9 million and anticipated 1996 expenditures of approximately $2 million.

     As noted above, included in the plan to refine the strategic business focus of the company were anticipated asset write downs of $22 million and $10 million of other exit costs for certain additional actions. Consistent with a refinement of focus on core businesses, these actions include phasing-out non-mailing products in Germany. This decision anticipated the write down of inventories, lease and rental contracts and other assets to their net realizable value for which $7.4 million was provided. The decision to cease development and marketing of certain shipping products as noted above anticipated further inventory and other asset write-offs of $8.6 million. The company decided to transition a software-based business with its own product offerings to a limited product development and marketing support function. As a result, $6.3 million of goodwill related to the acquisition of this business was written-off. The $10 million of other exit costs are primarily due to the adoption of a centralized organizational structure in the European financial services businesses that anticipated the early termination of a facility lease. As of December 31, 1995, approximately $19 million in assets have been written off, $3 million of certain other exit costs have been incurred, approximately $2 million of the original anticipated write down associated with the phase-out of non-mailing products in Germany has been reclassified as other exit costs within the reserve and $5 million originally provided for the early termination of a facility lease has been reversed through selling, service and administration expense in the Consolidated Statement of Income in the Pitney Bowes Inc. 1995 Annual Report to Stockholders which information is incorporated herein by reference. Anticipated 1996 expenditures approximate $5 million, with the majority to be cash expenditures.

     Benefits from the strategic focus initiatives (principally reduced employee expense) will be offset, in part, by increased hiring and training expenses to obtain employees with requisite skills.

Support Services. The company maintains extensive field service organizations in the U.S. and certain other countries to provide support services to customers who have rented, leased or purchased equipment. Such support services, provided primarily on the basis of annual maintenance contracts, accounted for 12 percent, 13 percent and 14 percent of revenue in 1995, 1994 and 1993, respectively.

Marketing. The company's products and services are marketed through an extensive network of offices in the U.S. and through a number of subsidiaries and independent distributors and dealers in many countries throughout the world as well as through direct marketing and outbound telemarketing. The company sells to a variety of business, governmental, institutional and other organizations (See Regulatory Matters below). It has a broad base of customers, and is not dependent upon any one customer or type of customer for a significant part of its business. The company does not have significant backlog or seasonality relating to its businesses.

Operations   Outside  the  United  States.   The  company's   manufacturing
operations outside the U.S. are in the United Kingdom.

Competition. The company has historically been a leading supplier of certain products and services in its business segments, particularly postage meters and mailing machines. However, all segments have strong competition from a number of companies. In particular, it is facing competition in many countries for new placements from several postage meter and mailing machine suppliers, and its mailing systems products face some competition from products and services offered as alternative means of message communications. PBMS, a market leader in providing mail and related support services to the corporate, financial services, and professional services markets, competes against national, regional and local firms specializing in facilities management. The company believes that its long experience and reputation for product quality, and its sales and support service organizations are important factors in influencing customer choices with respect to its products and services.

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

Research and Development/Patents. The company has research and development programs that are directed towards developing new products and improving the economy and efficiency of its operations, including its production and service methods. Expenditures on research and development totaled $81.8 million, $78.6 million and $80.9 million in 1995, 1994 and 1993, respectively.

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

    The company is subject to federal, state and local laws and regulations concerning the environment, and is currently participating in administrative or court proceedings as a participant in various groups of potentially responsible parties. These proceedings are at various stages of activity, and it is impossible to estimate with any certainty the total cost of remediation, the timing and extent of remedial actions which may be required by governmental authorities, and the amount of the liability, if any, of the company. If and when it is possible to make a reasonable estimate of the company's liability, if any, with respect to such a matter, a provision would be made as appropriate. Based on facts presently known to it, the company does not believe that the outcome of these proceedings will have a material adverse effect on its financial condition.

Regulatory Matters. On June 9, 1995, the United States Postal Service (U.S.P.S.) issued final regulations addressing the manufacture, distribution and use of postage meters. The regulations cover four general categories: meter security, administrative controls, Computerized Meter Resetting Systems (C.M.R.S.) and other issues. In general, the regulations impose reporting and performance obligations on meter manufacturers, prescribe potential administrative sanctions for failure to meet these obligations and require a restructuring of the fund management system of C.M.R.S., such as the company's Postage by Phone(R) System, to give the U.S.P.S. more direct control over meter licensee deposits. The company is working with the U.S.P.S. to ensure that the implementation of these regulations provides mailing customers and the U.S.P.S. with the intended benefits, and that Pitney Bowes also benefits. The company believes that the financial impact to the company resulting from implementation of these regulations will not be material.

      The company is also currently working with the U.S.P.S. to devise a multi-year migration schedule to phase out mechanical meters and replace them with electronic meters in a manner that is most beneficial and least disruptive to the operations of the company's customers. This is consistent with the company's strategy of introducing new technology into the market place to add value to customer operations and meet postal needs. This strategy and the company's long-term focus has resulted in an increase in the percentage of the electronic meter base in the U.S. from six percent of the overall base in 1986 to nearly 50 percent of the installed meter base in 1995. Until such time as a final meter migration plan is promulgated, the financial impact, if any, on the company cannot be determined; but, it is currently the belief of the company that the migration plan will not cause a material adverse financial impact.

Employee Relations. At December 31, 1995, 23,136 persons were employed by the company in the U.S. and 4,587 outside the U.S. Employee relations are considered to be very satisfactory. The great majority of employees are not represented by any labor union. Management follows the policy of keeping employees informed of its decisions, and encourages and implements employee suggestions whenever practicable.

Item 2.  Properties

The company's World Headquarters and certain other office and manufacturing facilities are located in Stamford, Connecticut. The company maintains research and development operations at a corporate engineering and technology center in Shelton, Connecticut. A sales and service training center is located near Atlanta, Georgia. The company built a new facility in Shelton, Connecticut, which was completed in 1995. The company believes that its current and planned manufacturing, administrative and sales office properties are adequate for the needs of all of its business segments.

Business Equipment. Business equipment products are manufactured in a number of plants principally in Connecticut, as well as in Harlow, England. Most of these facilities are owned by the company. There are 195 sales, support services, and finance offices, substantially all of which are leased, located throughout the U.S. and in a number of other countries. Executive and administrative offices of the financing operations within the U.S. are located in Norwalk, Connecticut. Offices outside the U.S. are maintained in London, England; Heppenheim, Germany; Paris, France; Mississauga, Ontario, Canada; North Ryde, Australia; Oslo, Norway; and Dublin, Ireland.

Business Services. The company's PBMS subsidiary is headquartered in Stamford, Connecticut and leases facilities in 29 cities located throughout the U.S. as well as leased facilities in Montreal, Quebec and Toronto, Ontario, Canada; and London, England. The Atlantic Mortgage and Investment Corporation operates in Jacksonville, Florida.

Commercial and Industrial Financing. Pitney Bowes Credit Corporation leases executive and administrative offices in Norwalk, Connecticut and Tualatin, Oregon. There are seven leased regional and district sales offices located throughout the U.S.

Item 3. Legal Proceedings

From time to time, the company is a party to lawsuits that arise in the ordinary course of its business. These lawsuits may involve litigation by or against the company to enforce contractual rights under vendor, insurance, or other contracts; lawsuits by or against the company relating to intellectual property or patent rights; equipment, service or payment disputes with customers; disputes with employees; or other matters. The company is currently a defendant in lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the company's financial position or results of operations.

      The company has been advised that the Antitrust Division of the U.S. Department of Justice is conducting a civil investigation of its postage equipment business to determine whether there is, has been, or may be a violation of the surviving provisions of the 1959 consent decree between the company and the U.S. Department of Justice, and/or the antitrust laws. The company intends to cooperate with the Department's investigation.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

                                                               Executive
                                                                 Officer
       Name         Age  Title                                   Since

George B. Harvey    64   Chairman, President and Chief            1967
                         Executive Officer

Carmine F. Adimando 51   Vice President - Finance and             1982
                         Administration, and Treasurer

Marc C. Breslawsky  53   Vice-Chairman                            1985

Amy C. Corn         42   Corporate Secretary and Senior           1996
                         Associate General Counsel

Michael J. Critelli 47   Vice-Chairman                            1988

Meredith B. Fischer 43   Vice President - Communications,         1996
                         Marketing and Future Strategy

Arlen F. Henock     39   Vice President - Controller and          1996
                         Chief Tax Counsel

Douglas A. Riggs    51   Vice President - General Counsel         1988

Carole F. St. Mark  53   President and Chief Executive Officer -  1985
                         Pitney Bowes Business Services

Johnna G. Torsone   45   Vice President - Personnel               1993

There is no family relationship among the above officers, all of whom have served in various corporate, division or subsidiary positions with the company for at least the past five years.

      George  B.  Harvey, Chairman, President and Chief Executive  Officer,
will retire at the end of the year in accordance with the company's retirement age of 65. Michael J. Critelli was elected Vice Chairman and Chief Executive Officer and Marc C. Breslawsky was elected President and Chief Operating Officer, both effective at the company's annual meeting on May 13, 1996. Mr. Critelli was also elected Chairman of the Board and Chief Executive Officer, effective January 1, 1997. Mr. Harvey will continue to serve as Chairman until December 31, 1996.

                               PART II

Item 5.  Market   for   the   Registrant's   Common   Stock   and   Related
         Stockholders' Matters

The sections entitled "Stock Information" and "Stock Exchanges" on page 42 of the Pitney Bowes Inc. 1995 Annual Report to Stockholders are incorporated herein by reference. At December 31, 1995, the company had 32,859 common stockholders of record.

Item 6.  Selected Financial Data

The section entitled "Summary of Selected Financial Data" on page 27 of the Pitney Bowes Inc. 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The section entitled "Management's Discussion and Analysis" on pages 20 to 26 of the Pitney Bowes Inc. 1995 Annual Report to Stockholders is incorporated herein by reference, except for the section on page 26 relating to "Dividend Policy".

      The company wishes to caution readers that any forward-looking statements contained in this Form 10-K or made by the management of the company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, could affect the company's financial results and could cause the company's financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the company -- the strength of worldwide economies; the effects of and changes in trade, monetary and fiscal policies and laws, and inflation and monetary fluctuations; the timely development of and acceptance of new Pitney Bowes products and the perceived overall value of these products by users including the features, pricing, and quality compared to competitors' products; the willingness of users to substitute competitors' products for Pitney Bowes products; the success of the company in gaining approval of its products in new markets where regulatory approval is required; the ability of the company to successfully enter new markets, including the ability to efficiently distribute and finance its products; the impact of changes in postal regulations around the world that directly regulate the manufacture, ownership and or distribution of postage meters, or that regulate postal rates and discounts; the willingness of mailers to utilize alternative means of communication; and the company's success at managing customer credit risk.

Item 8.  Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Price Waterhouse LLP dated January 29, 1996, appearing on pages 28 to 41 of the Pitney Bowes Inc. 1995 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                               PART III

Item 10. Directors and Executive Officers of the Registrant

Except for the information regarding the company's executive officers (see "Executive Officers of the Registrant" on page 8), the information called for by this Item is incorporated herein by reference to the sections entitled "Election of Directors" and "Security Ownership of Directors and Executive Officers" on pages 2 to 5 and 7 and 8 of the Pitney Bowes Inc. Notice of the 1996 Annual Meeting and Proxy Statement.

Item 11. Executive Compensation

The sections entitled "Directors' Compensation", "Executive Officer Compensation", "Severance and Change of Control Arrangements" and "Pension Benefits" on pages 8, 9, 10 to 14, and 19 to 20 of the Pitney Bowes Inc. Notice of the 1996 Annual Meeting and Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The section entitled "Security Ownership of Directors and Executive Officers" on pages 7 and 8 of the Pitney Bowes Inc. Notice of the 1996 Annual Meeting and Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

                               PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1. Financial  statements - see Item 8 on  page  9  and
            "Index to Financial Statements and Schedules" on page 17.

         2. Financial statement schedules - see "Index to Financial Statements and Schedules" on page 17.

         3. Exhibits (numbered in accordance with Item  601  of
            Regulation S-K).

Reg. S-K                                     Status or Incorporation
Exhibits        Description                        by Reference

(3)(a) Restated Certificate Incorporated by reference to Exhibit of Incorporation, as (3a) to Form 10-K as filed with the
         amended                   Commission    on   March    30,    1993.
                                   (Commission file number 1-3579)

   (b)   By-laws, as amended       Exhibit (i)

(4)(a) Form of Indenture Incorporated by reference to Exhibit dated as of November (4a) to Form 10-K as filed with the 15, 1987 between the Commission on March 24, 1988.
         company  and  Chemical    (Commission file number 1-3579)
         Bank, as Trustee

   (b)   Form of Debt Securities   Incorporated  by  reference  to  Exhibit
                                   (4b)  to  Form  10-K as filed  with  the
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

   (e)   Forms of Debt Securities  Incorporated  by  reference  to  Exhibit
                                   (4)  to  Form  10-Q as  filed  with  the
                                   Commission on May 14, 1990. (Commission file number 1-3579)

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

   (k) Indenture dated as of Incorporated by reference to Exhibit November 1, 1995 (4a) to Amendment No. 1 to Registration between the company Statement on Form S-3 (No. 33-62485) as
         and Chemical Bank,  as    filed with the Commission on November  2,
         Trustee                   1995.

   (l)   Preference       Share    Incorporated by reference to Exhibit  (4)
         Purchase        Rights    to  Form 8-K as filed with the Commission
         Agreement        dated    on  March  13,  1996.   (commission  file
         December   11,    1995    number 1-3579)
         between   the  company
         and   Chemical  Mellon
         Shareholder  Services,
         LLC., as Rights Agent

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
        1988                       (Commission file number 1-3579)

   (h)  Pitney  Bowes Executive    Exhibit (ii)
        Severance       Policy,
        adopted   December  11,
        1996.

 (11)   Statement            re    Exhibit (iii)
        computation   of    per
        share earnings

 (12)   Computation  of   ratio    Exhibit (iv)
        of  earnings  to  fixed
        charges

 (13)   Portions   of    annual    Exhibit (v)
        report    to   security
        holders

 (21)   Subsidiaries   of   the    Exhibit (vi)
        registrant

 (23)   Consent of experts  and    Exhibit (vii)
        counsel

 (27)   Financial Data Schedule    Exhibit (viii)

   (b) No reports on Form 8-K were filed for the three months ended December 31, 1995.

        On March 13, 1996, the company filed a Form 8-K disclosing the Preference Share Purchase Rights Agreement dated December 11, 1995 between the company and Chemical Mellon Shareholder Services, L.L.C., as Rights Agent.

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

                          Date April 1, 1996

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                        Date



/s/ George B. Harvey    Chairman, President          April 1, 1996
George B. Harvey        and Chief Executive
                        Officer - Director


/s/ Carmine F. Adimando Vice President-Finance       April 1, 1996
Carmine F. Adimando     and Administration, and
                        Treasurer (principal
                        financial officer)


/s/ Arlen F. Henock     Vice President-Controller    April 1, 1996
Arlen F. Henock         and Chief Tax Counsel
                        (principal accounting
                        officer)


/s/ Linda G. Alvarado   Director                     April 1, 1996
Linda G. Alvarado



/s/ Marc C. Breslawsky  Director                     April 1, 1996
Marc C. Breslawsky



/s/ William E. Butler   Director                     April 1, 1996
William E. Butler



/s/ Colin G. Campbell   Director                     April 1, 1996
Colin G. Campbell



/s/ Michael J. Critelli Director                     April 1, 1996
Michael J. Critelli

Signature               Title                        Date



/s/ Charles E. Hugel    Director                     April 1, 1996
Charles E. Hugel



/s/ David T. Kimball    Director                     April 1, 1996
David T. Kimball



/s/ Leroy D. Nunery     Director                     April 1, 1996
Leroy D. Nunery



/s/ Michael I. Roth     Director                     April 1, 1996
Michael I. Roth



/s/ Phyllis S. Sewell   Director                     April 1, 1996
Phyllis S. Sewell



/s/ Arthur R. Taylor    Director                     April 1, 1996
Arthur R. Taylor

             INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The additional financial data should be read in conjunction with the financial statements in the Pitney Bowes Inc. 1995 Annual Report to Stockholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Also, separate financial statements of less than 100 percent owned companies, which are accounted for by the equity method, have been omitted because they do not constitute significant subsidiaries.


                         ADDITIONAL FINANCIAL DATA

                                                             Page
Pitney Bowes Inc.:

    Report of independent accountants on financial
    statement schedules                                       18

    Financial statement schedule for the years 1993 - 1995:

         Valuation and qualifying accounts and
         reserves (Schedule II)                               19

                 REPORT OF INDEPENDENT ACCOUNTANTS ON
                     FINANCIAL STATEMENT SCHEDULE




To the Board of Directors
of Pitney Bowes Inc.


Our audits of the consolidated financial statements referred to in our report dated January 29, 1996 appearing on page 41 of the Pitney Bowes Inc. 1995 Annual Report to Stockholders (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-
K) also included an audit of the financial statement schedule listed by reference in Item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





Price Waterhouse LLP

Stamford, Connecticut
January 29, 1996

                          PITNEY BOWES INC.

                SCHEDULE II - VALUATION AND QUALIFYING
                        ACCOUNTS AND RESERVES

            FOR THE YEARS ENDED DECEMBER 31, 1993 TO 1995


 (Dollars in thousands)

                                   Additions
                     Balance at    charged to                 Balance
                    beginning of   costs and                  at end
 Description            year       expenses   Deductions      of year

 Allowance for doubtful accounts
 1995               $16,909        $ 4,126(1)  $ 7,985(2)(3)  $ 13,050

 1994               $16,691        $ 4,262     $ 4,044(3)     $ 16,909

 1993               $16,578        $ 9,024(4)  $ 8,911(3)     $ 16,691

 Allowance for credit losses on finance receivables

 1995               $113,091       $68,275     $67,860(3)     $113,506

 1994               $116,512       $64,933     $68,354(3)     $113,091

 1993               $ 96,975       $84,524     $64,987(3)     $116,512

 Reserve for transition costs(5)

 1995               $64,893        $ 5,145     $47,052(6)     $ 22,986

 1994               $   344        $93,258     $28,709(6)     $ 64,893

 1993               $ 1,627        $     -     $ 1,283(7)     $    344

 Valuation allowance for deferred tax asset(5)

 1995               $37,532        $12,076     $   915        $ 48,693

 1994               $25,975        $12,867     $ 1,310        $ 37,532

 1993               $28,800        $ 2,059     $ 4,884        $ 25,975

 (1)  Includes $382 of additions applicable to a business at acquisition.
 (2)  Includes $2,406 of deductions applicable to a business disposition.
 (3)  Principally uncollectible accounts written off.
 (4)  Includes $1,300 of additions applicable to a business at acquisition.
 (5)  Included in balance sheet as a liability.
 (6) Includes amounts for asset write downs and amounts paid as well as reclassifications.
 (7)  Amounts paid.