Form 10-Q
period 1996-03-31
PITNEY BOWES INC /DE/
filed 1996-05-13
CIK 78814

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549-1004

                             FORM 10 - Q




 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

Number of shares of common stock, $2 par value, outstanding as of March 31, 1996 is 149,693,251.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1996
Page 2 of 16

                          Pitney Bowes Inc.
                                Index

                                                       Page Number

Part I - Financial Information:

  Consolidated Statement of Income -  Three Months
   Ended March 31, 1996 and 1995                             3

  Consolidated Balance Sheet - March 31, 1996
   and December 31, 1995                                     4

  Consolidated Statement of Cash Flows -
   Three Months Ended March 31, 1996 and 1995                5

  Notes to Consolidated Financial Statements             6 - 7

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations        8 - 12


Part II - Other Information:

 Item 1:  Legal Proceedings                                 13

 Item 6:  Exhibits and Reports on Form 8-K                  13

Signatures                                                  14

Exhibit (i) - Computation of Earnings per Share             15

Exhibit (ii) - Computation of Ratio of Earnings
                to Fixed Charges                            16

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1996
Page 3 of 16

                    Part I - Financial Information
                          Pitney Bowes Inc.
                   Consolidated Statement of Income
                             (Unaudited)

(Dollars in thousands, except per share data)
                                       Three Months Ended March 31,
                                              1996             1995
Revenue from:
  Sales                                $   384,004      $   363,396
  Rentals and financing                    409,078          369,939
  Support services                         113,183          105,577

    Total revenue                          906,265          838,912

Costs and expenses:
  Cost of sales                            238,764          212,726
  Cost of rentals and financing            125,752          106,211
  Selling, service and administrative      311,016          290,565
  Research and development                  18,710           20,339
  Interest, net                             48,584           59,085

    Total costs and expenses               742,826          688,926

Income from continuing operations before
  income taxes                             163,439          149,986
Provision for income taxes                  56,930           53,997

Income from continuing operations          106,509           95,989
Discontinued operations                          -           10,322

Net income                             $   106,509      $   106,311

Income per common and common
  equivalent share:
    Income from continuing operations  $       .70      $       .63
    Discontinued operations                      -              .07

    Net income                         $       .70      $       .70

  Average common and common equivalent
    shares outstanding                 151,416,081      152,066,210

  Dividends declared per share of
    common stock                       $      .345      $       .30

  Ratio of earnings to fixed charges          3.56             3.10

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1996
Page 4 of 16
                                Pitney Bowes Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)

(Dollars in thousands)
                                            March 31,  December 31,
                                                 1996          1995
Assets
Current assets:
  Cash and cash equivalents                 $   88,511  $    85,352
  Short-term investments, at cost which
    approximates market                          2,160        3,201
  Accounts receivable, less allowances:
    3/96, $12,654; 12/95, $13,050              380,650      386,727
  Finance receivables, less allowances:
    3/96, $38,159; 12/95, $37,699            1,242,821    1,208,532
  Inventories (Note 2)                         303,843      311,271
  Other current assets and prepayments         137,661      106,014

    Total current assets                     2,155,646    2,101,097

Property, plant and equipment, net (Note 3)    496,465      495,001
Rental equipment and related
  inventories, net (Note 3)                    783,646      773,337
Property leased under capital
  leases, net (Note 3)                           7,834        7,876
Long-term finance receivables, less
  allowances:
    3/96, $75,771; 12/95, $75,807            3,305,968    3,390,597
Investment in  leveraged leases                583,675      570,008
Goodwill, net of amortization:
  3/96, $32,066; 12/95, $30,504                206,759      208,698
Other assets                                   320,050      298,034


Total assets                                $7,860,043   $7,844,648


Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and
    accrued liabilities                     $  769,148  $   818,122
  Income taxes payable                         264,631      232,794
  Notes payable and current portion of
    long-term obligations                    2,327,075    2,138,065
  Advance billings                             323,994      312,595

    Total current liabilities                3,684,848    3,501,576

Deferred taxes on income                       609,389      612,811
Long-term debt                                 849,172    1,048,515
Other noncurrent liabilities                   408,053      410,646

    Total liabilities                        5,551,462    5,573,548

Preferred stockholders' equity in a
  subsidiary company                           200,000      200,000

Stockholders' equity:
  Cumulative preferred stock, $50 par
    value, 4% convertible                           47           47
  Cumulative preference stock, no par
    value, $2.12 convertible                     2,502        2,547
  Common stock, $2 par value                   323,338      323,338
  Capital in excess of par value                29,437       30,299
  Retained earnings                          2,241,650    2,186,996
  Cumulative translation adjustments           (48,042)     (46,991)
  Treasury stock, at cost                     (440,351)    (425,136)

    Total stockholders' equity               2,108,581    2,071,100

Total liabilities and stockholders' equity  $7,860,043   $7,844,648

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1996
Page 5 of 16
                          Pitney Bowes Inc.
                 Consolidated Statement of Cash Flows
                             (Unaudited)

(Dollars in thousands)
                                           Three Months Ended March 31,
                                                1996              1995*
Cash flows from operating activities:
  Net income                                $ 106,509         $ 106,311
   Adjustments to reconcile net income to
     net  cash  provided  by  operating
     activities:
      Depreciation and amortization            65,524            65,505
      Net change in the strategic focus
        initiative                             (6,421)           (8,704)
      (Decrease) increase in  deferred
        taxes on income                        (3,316)            1,649
      Change in assets and liabilities:
        Accounts receivable                     5,908            (7,231)
        Sales-type lease receivables           (3,575)          (16,263)
        Inventories                             7,151           (11,310)
        Other current assets and prepayments  (29,588)            4,310
        Accounts payable and accrued
          liabilities                         (42,374)         (107,466)
        Income taxes payable                   31,885            38,522
        Advance billings                       11,518            12,210
      Other, net                              (28,902)           (6,394)

        Net cash provided by operating
          activities                          114,319            71,139

Cash flows from investing activities:
  Short-term investments                        1,041               (46)
  Net investment in fixed assets              (69,763)          (85,898)
  Net  investment  in  direct-finance
    lease receivables                          52,931            (9,591)
  Investment in leveraged leases              (14,021)          (21,028)

         Net cash used in investing
           activities                         (29,812)         (116,563)

Cash flows from financing activities:
  (Decrease) increase in notes payable         (9,268)          113,174
  Principal payments on long-term
    obligations                                (1,809)            1,437
  Proceeds from issuance of stock               6,298             1,720
  Stock repurchases                           (24,500)          (14,932)
  Dividends paid                              (51,855)          (45,380)

         Net cash (used in) provided by
           financing activities               (81,134)           56,019

Effect of exchange rate changes on cash          (214)              858

Increase in cash and cash
  equivalents                                   3,159            11,453
Cash and cash equivalents at beginning
  of period                                    85,352            75,106

Cash and cash equivalents at end of period  $  88,511         $  86,559

Interest paid                               $  53,894         $  74,445

Income taxes paid                           $  26,477         $  19,622

* Certain prior year amounts have been reclassified to conform with the 1996 presentation.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1996
Page 6 of 16

                          Pitney Bowes Inc.
              Notes to Consolidated Financial Statements
Note 1:

 The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. ("the company"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company as of March 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995 have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report to Stockholders and Form 10-K Annual Report for the year ended December 31, 1995.

Note 2:

 Inventories are comprised of the following:
 (Dollars in thousands)                      March 31,    December 31,
                                                  1996            1995
 Raw materials and work in process            $ 61,319        $ 57,203
 Supplies and service parts                     90,556          87,863
 Finished products                             151,968         166,205

 Total                                        $303,843        $311,271


Note 3:

 Fixed assets are comprised of the following:

 (Dollars in thousands)                      March 31,    December 31,
                                                  1996            1995
 Property, plant and equipment              $1,083,437      $1,072,229
 Accumulated depreciation                     (586,972)       (577,228)

 Property, plant and equipment, net         $  496,465      $  495,001

 Rental equipment and related
   inventories                              $1,616,079      $1,591,321
 Accumulated depreciation                     (832,433)       (817,984)

 Rental equipment and related
   inventories, net                         $  783,646      $  773,337

 Property leased under capital
   leases                                   $   25,775      $   25,468
 Accumulated amortization                      (17,941)        (17,592)

 Property leased under capital
   leases, net                              $    7,834      $    7,876

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1996
Page 7 of 16

Note 4:

The company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996 with no material effect to the company's reported results.

The company also adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (FAS 122) on January 1, 1996. FAS 122 requires that capitalized mortgage servicing rights be assessed periodically for impairment based on the fair value of those rights. Based on an evaluation performed as of March 31, 1996, no impairment was recognized in the company's mortgage servicing rights portfolio.

The company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), on January 1, 1996. Under FAS 123, companies can elect, but are not required, to recognize compensation expense for all stock-based awards, using a fair value methodology. The company has adopted the disclosure only provisions, as permitted by FAS 123. These disclosures will be included in the company's 1996 annual report.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1996
Page 8 of 16


                           Pitney Bowes Inc.
           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Results of Continuing Operations - first quarter of 1996 vs. first quarter of 1995.

Revenue increased eight percent to $906.3 million in 1996 compared  to
$838.9 million in the first quarter of 1995. Income from continuing operations increased 11 percent to $106.5 million in 1996 from $96.0 million in 1995. Excluding approximately $30 million in PROM (memory chip) sales that resulted from 1995's first quarter United States Postal Service (U.S.P.S.) rate change, 1996 first quarter revenue grew 12 percent and income from continuing operations grew approximately 20 percent.

Sales revenue increased six percent in 1996 comprised of five percent volume growth and one percent due to increased pricing. The facilities management business recorded a 17 percent increase in sales as it
continued   to   expand  its  facilities  management  contract   base,
especially in the commercial market. Sales revenue comparisons were also enhanced by strong growth at U.S. mailing and shipping operations as a result of equipment sales, and the acquisition in 1995 of a former Japanese joint venture. These growth factors were partly offset by the inclusion in 1995 first quarter revenue of PROM (memory chip) sales resulting from the U.S.P.S. rate change discussed above. Excluding such amount, 1996 sales grew 14 percent.

Rentals and financing revenue increased 11 percent from prior year. Rental revenue growth reflected a higher number of postage meters on rental, especially higher yielding Postage By Phone(R) meters, as well as price increases. First quarter 1996 was also favorably impacted by the placement of a higher number of plain paper facsimile systems in service, offset by price declines. The increase in financing revenue is attributed to a higher earning asset base and an increased contribution from programs designed to increase fee-based income.

Support services revenue was seven percent above the prior year. The revenue growth was attributable to volume increases primarily at Production Mail and mailing operations in Canada and Germany as well as the acquisition in 1995 of a former Japanese joint venture.

The ratio of cost of sales to sales revenue increased to 62.2 percent in 1996 from 58.5 percent in 1995. The increased ratio reflects the

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1996
Page 9 of 16


growing significance of the company's facilities management business which includes most of its expenses in cost of sales. Additionally, 1995 results benefited from lower cost of sales rates associated with the U.S.P.S. rate change discussed above.

The ratio of cost of rentals and financing to rentals and financing revenue increased to 30.7 percent in 1996 from 28.7 percent in 1995. The increase was due to the growth in the mix of the financing component of this ratio which has a higher relative cost as well as increased engineering support for recently introduced meter products.

Selling, service and administrative expense ratio to revenue improved slightly to 34.3 percent of revenue in 1996 compared to 34.6 percent in 1995. The slight improvement in this ratio was due to the decrease in the relative expenses as a component of revenue from continued cost containment initiatives throughout the company; offset by the inclusion of a dividend payment on preferred stock of a subsidiary company.

Research and development expense decreased eight percent to $18.7 million in 1996 from $20.3 million in 1995. This decrease reflected higher 1995 expenditures for new products approaching the end of their development cycle. In addition, the company has maintained its cost containment programs while continuing to significantly invest in cost effective, advanced product development with emphasis on electronic technology and software development.

Net interest expense decreased to $48.6 million in 1996 from $59.1 million in 1995. This decrease is due to lower short- and long-term interest rates, lower average borrowing levels in 1996 reflecting the impact of the cash generated by the sales of Dictaphone Corporation (Dictaphone) and Monarch Marking Systems, Inc. (Monarch) in the latter half of 1995 and the issuance of preferred stock in a subsidiary of the company to outside institutional investors. The consolidated statement of income reflects these preferred stock dividends as a minority interest in "selling, service, and administrative" expense.

The first quarter effective tax rate was 34.8 percent in 1996 compared to 36.0 percent in 1995. The improvement in the 1996 effective rate was primarily due to tax benefits attributable to foreign operations.

Nonrecurring Item

As of March 31, 1996, the company has made severance and benefit payments of approximately $54.9 million to nearly 1,500 employees

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1996
Page 10 of 16


separated under the strategic focus initiatives commenced in 1994. Approximately 400 employees with the requisite enhanced skills have been hired to produce and service advanced product offerings. It is currently anticipated that upon completion of the actions contemplated under the strategic initiatives, approximately 1,700 employees will have been separated from the company.

Accounting Change

The company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996 with no material effect to the company's reported results.

The company also adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (FAS 122) on January 1, 1996. FAS 122 requires that capitalized mortgage servicing rights be assessed periodically for impairment based on the fair value of those rights. Based on an evaluation performed as of March 31, 1996, no impairment was recognized in the company's mortgage servicing rights portfolio.

The company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), on January 1, 1996. Under FAS 123, companies can elect, but are not required, to recognize compensation expense for all stock-based awards, using a fair value methodology. The company has adopted the disclosure only provisions, as permitted by FAS 123. These disclosures will be included in the company's 1996 annual report.

Liquidity and Capital Resources

The current ratio remained essentially unchanged at March 31, 1996 and December 31, 1995 at .59 to 1 and .60 to 1, respectively. Working capital has decreased since year-end 1995 primarily due to the reclassification of $200 million of notes due in February 1997 to current portion of long term debt. In addition, the company sold external finance assets in the first quarter 1996.

As part of the company's non-financial services shelf registrations, a medium-term note facility exists permitting issuance of up to $100 million in debt securities with maturities ranging from more than one year up to 30 years of which $32 million remain available at March 31, 1996. The company also has an additional $300 million remaining on its non-financial services shelf registrations filed with the

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1996
Page 11 of 16


Securities and Exchange Commission (SEC). Amounts available under credit agreements, shelf registrations and commercial paper and medium-term note programs, in addition to cash generated internally and by the sales of Monarch and Dictaphone, are expected to be sufficient to provide for financing needs in the next several years.

Pitney Bowes Credit Corporation (PBCC) has $750 million of unissued debt securities available from a shelf registration statement filed with the SEC in September 1995. Up to $500 million of medium-term notes may be offered under this registration statement. The $750 million available under this shelf registration statement should meet PBCC's financing needs for the next two years. PBCC also had unused lines of credit and revolving credit facilities totaling $1.7 billion at March 31, 1996, largely supporting its commercial paper borrowings.

The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company in total debt was 61.7% at March 31, 1996 compared to 62.2% at December 31, 1995. This ratio was favorably impacted by the proceeds from the sales of Dictaphone and Monarch which were used primarily to repay short-term debt, partially offset by the repurchase of approximately 508,000 shares of common stock for $24.5 million in the first quarter of 1996. Book value per common share increased to $14.07 at March 31, 1996 from $13.79 at year-end 1995 principally due to year-to-date income offset by the repurchase of common shares as noted above.

The company enters into interest rate swap agreements principally through its financial services businesses. It has been the practice and objective of the company to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control the company's sensitivity to interest rate volatility. The company utilizes interest rate swap agreements when it considers the economic benefits to be favorable. Swap agreements, as noted above, have been principally utilized to fix interest rates on commercial paper and/or obtain a lower cost on debt than would otherwise be available absent the swap.

Capital investments

In the first quarter of 1996, net investments in fixed assets included $21.7 million in net additions to property, plant and equipment and
$47.9 million in net additions to rental equipment and related inventories compared with $32.6 million and $51.2 million, respectively, in the same period in 1995. In the case of rental

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1996
Page 12 of 16


equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment for both new placements and upgrade programs.

As  of  March  31, 1996, commitments for the acquisition of  property, plant and equipment included plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

________________________________________________________________

The company wishes to caution readers that any forward-looking statements contained in this Form 10-Q or made by the management of the company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, could affect the company's financial results and could cause the company's financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the company -- the strength of worldwide economies; the effects of and changes in trade, monetary and fiscal policies and laws, and inflation and monetary fluctuations; the timely development of and acceptance of new Pitney Bowes products and the perceived overall value of these products by users including the features, pricing, and quality compared to competitors' products; the willingness of users to substitute competitors' products for Pitney Bowes products; the success of the company in gaining approval of its products in new markets where regulatory approval is required; the ability of the company to successfully enter new markets, including the ability to efficiently distribute and finance its products; the impact of changes in postal regulations around the world that directly regulate the manufacture, ownership and or distribution of postage meters, or that regulate postal rates and discounts; the willingness of mailers to utilize alternative means of communication; and the company's success at managing customer credit risk.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1996
Page 13 of 16


      Part II - Other Information

Item 1:  Legal Proceedings

      The company is currently a defendant in a number of lawsuits arising in the ordinary course of business, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the company's financial position or results of operations.

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

  (b) Reports on Form 8-K.

      On March 13, 1996, the company filed a Form 8-K disclosing the Preference Share Purchase Rights Agreement dated December 11, 1995 between the company and Chemical Mellon Shareholder Services, L.L.C., as Rights Agent.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1996
Page 14 of 16






                              Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               PITNEY BOWES INC.




May 10, 1996




                               /s/ C. F. Adimando
                               C. F. Adimando
                               Vice President - Finance and
                               Administration, and Treasurer
                               (Principal Financial Officer)



                               /s/ A. F. Henock
                               A. F. Henock
                               Vice President - Controller
                               and Chief Tax Counsel
                               (Principal Accounting Officer)