Form 10-Q
period 1996-06-30
PITNEY BOWES INC /DE/
filed 1996-08-14
CIK 78814

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549-1004

                           F O R M  1 0 - Q




 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Number of shares of common stock, $2 par value, outstanding as of June 30, 1996 is 149,118,964.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1996
Page 2

                           Pitney Bowes Inc.
                                    Index

                                                   Page Number
Part I - Financial Information:

 Consolidated Statement of Income -  Three and Six
   Months Ended June 30, 1996 and 1995                    3

 Consolidated Balance Sheet - June 30, 1996
   and December 31, 1995                                  4

 Consolidated Statement of Cash Flows -
   Six Months Ended June 30, 1996 and 1995                5

 Notes to Consolidated Financial Statements           6 - 7

 Management's Discussion and Analysis of
   Financial Condition and Results of Operations     8 - 13


Part II - Other Information:

 Item 1:  Legal Proceedings                              14

 Item 4:  Submission of Matters to a Vote of
            Security Holders                        14 - 15

 Item 6:  Exhibits and Reports on Form 8-K               16

Signatures                                               17

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1996
Page 3
                         Part I - Financial Information
                                Pitney Bowes Inc.
                        Consolidated Statement of Income
                                   (Unaudited)

(Dollars in thousands, except per share data)
                                          Three Months Ended June 30,  Six Months Ended June 30,
                                                 1996            1995         1996          1995
Revenue from:
  Sales                                   $   410,649     $   371,405  $   794,653   $   734,801
  Rentals and financing                       415,266         381,939      824,344       751,878
  Support services                            117,022         109,259      230,205       214,836

    Total revenue                             942,937         862,603    1,849,202     1,701,515

Costs and expenses:
  Cost of sales                               258,039         233,551      496,803       446,277
  Cost of rentals and financing               114,575         106,591      240,327       212,802
  Selling, service and administrative         320,091         287,327      631,107       577,892
  Research and development                     20,637          21,643       39,347        41,982
  Interest, net                                47,399          59,876       95,983       118,961

    Total costs and expenses                  760,741         708,988    1,503,567     1,397,914

Income from continuing operations
  before income taxes                         182,196         153,615      345,635       303,601
Provision for income taxes                     63,663          55,266      120,593       109,263

Income from continuing operations             118,533          98,349      225,042       194,338
Discontinued operations                             -          10,675            -        20,997

Net income                                $   118,533     $   109,024  $   225,042   $   215,335

Income per common and common equivalent
  share:
  Income from continuing operations       $       .79     $       .65  $      1.49   $      1.28
  Discontinued operations                           -             .07            -           .14

  Net income                              $       .79     $       .72  $      1.49   $      1.42

Average common and common equivalent
  shares outstanding                      150,945,114     152,253,551  151,171,536   152,172,775

Dividends declared per share of common
  stock                                   $      .345     $       .30  $       .69   $       .60

Ratio of earnings to fixed charges               3.89            3.12         3.73          3.11

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1996
Page 4
                           Pitney Bowes Inc.
                      Consolidated Balance Sheet
                              (Unaudited)

                                          June 30,  December 31,
(Dollars in thousands)                        1996          1995
Assets
Current assets:
  Cash and cash equivalents             $   92,787    $   85,352
  Short-term investments, at cost which
    approximates market                        996         3,201
  Accounts receivable, less allowances:
    6/96, $13,880; 12/95, $13,050          356,750       386,727
  Finance receivables, less allowances:
    6/96, $38,155; 12/95, $37,699        1,346,815     1,208,532
  Inventories (Note 2)                     289,310       311,271
  Other current assets and prepayments     104,269       106,014

    Total current assets                 2,190,927     2,101,097

Property, plant and equipment, net
  (Note 3)                                 494,218       495,001
Rental equipment and related
  inventories, net (Note 3)                789,665       773,337
Property leased under capital
  leases, net (Note 3)                       7,815         7,876
Long-term finance receivables, less
  allowances:
    6/96, $70,830; 12/95, $75,807        3,289,823     3,390,597
Investment in leveraged leases             589,966       570,008
Goodwill, net of amortization:
    6/96, $33,646; 12/95, $30,504          211,840       208,698
Other assets                               314,204       298,034

Total assets                            $7,888,458    $7,844,648

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued
    liabilities                         $  741,690    $  818,122
  Income taxes payable                     236,440       232,794
  Notes payable and current portion of
    long-term obligations                2,390,441     2,138,065
  Advance billings                         325,509       312,595

    Total current liabilities            3,694,080     3,501,576

Deferred taxes on income                   654,741       612,811
Long-term debt                             801,455     1,048,515
Other noncurrent liabilities               399,670       410,646

    Total liabilities                    5,549,946     5,573,548

Preferred stockholders' equity in a
  subsidiary company                       200,000       200,000

Stockholders' equity:
  Cumulative preferred stock, $50 par
    value, 4% convertible                       47            47
  Cumulative preference stock, no par
    value, $2.12 convertible                 2,457         2,547
  Common stock, $2 par value               323,338       323,338
  Capital in excess of par value            26,908        30,299
  Retained earnings                      2,308,528     2,186,996
  Cumulative translation adjustments       (49,397)      (46,991)
  Treasury stock, at cost                 (473,369)     (425,136)

    Total stockholders' equity           2,138,512     2,071,100

Total liabilities and stockholders'
  equity                                $7,888,458    $7,844,648


Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1996
Page 5
                           Pitney Bowes Inc.
                 Consolidated Statement of Cash Flows
                            (Unaudited)

(Dollars in thousands)
                                    Six Months Ended June 30,
                                             1996        1995(*)
Cash flows from operating activities:
 Net income                             $ 225,042   $ 215,335
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization        135,337     129,492
     Net change in the strategic focus
       initiative                          (9,871)    (20,481)
     Increase in deferred taxes on
       income                              41,748      29,546
     Change in assets and liabilities:
       Accounts receivable                 29,588      12,575
       Sales-type lease receivables       (23,534)    (32,047)
       Inventories                         21,449     (19,853)
       Other current assets and
         prepayments                        3,487       5,002
       Accounts payable and accrued
         liabilities                      (66,059)   (117,748)
      Income taxes payable                  3,548      30,552
      Advance billings                     13,336      10,397
    Other, net                            (44,401)    (35,155)

      Net cash provided by operating
        activities                        329,670     207,615

Cash flows from investing activities:
  Short-term investments                    2,161        (746)
  Net investment in fixed assets         (134,749)   (158,870)
  Net investment in direct-finance
    lease receivables                     (13,163)   (140,168)
  Investment in leveraged leases          (22,391)    (29,616)
  Proceeds from sale of subsidiary              -     127,000

      Net cash used in investing
        activities                       (168,142)   (202,400)

Cash flows from financing activities:
  Increase (decrease) in notes payable     12,117    (308,402)
  Proceeds from long-term obligations           -     275,000
  Principal payments on long-term
    obligations                            (8,114)    (24,322)
  Proceeds from issuance of stock          21,251      19,128
  Stock repurchases                       (75,339)    (14,932)
  Proceeds from preferred stock issued
    by a subsidiary                             -     200,000
  Dividends paid                         (103,510)    (90,748)

      Net cash (used in) provided by
        financing activities             (153,595)     55,724

Effect of exchange rate changes on cash      (498)        760

Increase in cash and cash equivalents       7,435      61,699

Cash and cash equivalents at beginning
  of period                                85,352      75,106

Cash and cash equivalents at end of
  period                                $  92,787   $ 136,805

Interest paid                           $ 103,700   $ 130,437

Income taxes paid                       $  77,075   $  60,976


[FN]
(*) Certain prior year amounts have been reclassified to conform with the 1996 presentation.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1996
Page 6

                           Pitney Bowes Inc.
              Notes to Consolidated Financial Statements
Note 1:
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. ("the company"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company as of June 30, 1996 and the results of its operations and cash flows for the six months ended June 30, 1996 and 1995 have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report to Stockholders and Form 10-K Annual Report for the year ended December 31, 1995.

Note 2:

  Inventories are comprised of the following:
  (Dollars in thousands)                June 30,   December 31,
                                            1996           1995
  Raw materials and work in process     $ 64,892       $ 57,203
  Supplies and service parts              90,560         87,863
  Finished products                      133,858        166,205

  Total                                 $289,310       $311,271

Note 3:

  Fixed assets are comprised of the following:
  (Dollars in thousands)                  June 30,  December 31,
                                              1996          1995
  Property, plant and equipment         $1,086,105    $1,072,229
  Accumulated depreciation                (591,887)     (577,228)

  Property, plant and equipment, net    $  494,218    $  495,001

  Rental equipment and related
    inventories                         $1,638,478    $1,591,321
  Accumulated depreciation                (848,813)     (817,984)

  Rental equipment and related
    inventories, net                    $  789,665    $  773,337

  Property leased under capital
    leases                              $   26,143    $   25,468
  Accumulated amortization                 (18,328)      (17,592)

  Property leased under capital
    leases, net                         $    7,815    $    7,876

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1996
Page 7

Note 4:
The company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. The company periodically reviews the fair value of long-lived assets the result of which has had no material affect on the company's reported results.

The company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (FAS 122) on January 1, 1996. FAS 122 requires that capitalized mortgage servicing rights be assessed periodically for impairment based on the fair value of those rights. Based on an evaluation performed as of June 30, 1996, no impairment was recognized in the company's mortgage servicing rights portfolio.

The company also adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), on January 1, 1996. Under FAS 123, companies can elect, but are not required, to recognize compensation expense for all stock-based awards, using a fair value methodology. The company has adopted the disclosure only provisions, as permitted by FAS 123. These disclosures will be included in the company's 1996 annual report to stockholders.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1996
Page 8


                           Pitney Bowes Inc.
           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Results of Continuing Operations - second quarter of 1996 vs. second quarter of 1995.

Revenue increased nine percent to $942.9 million in 1996 compared to $862.6 million in the second quarter of 1995. Income from continuing operations increased 21 percent to $118.5 million in 1996 from $98.3 million in the second quarter of 1995.

Sales revenue increased 11 percent in 1996, essentially all of which was the result of volume growth. The facilities management business recorded a 19 percent increase in sales as it continued to expand its contract base, especially in the commercial market. In addition, sales revenue was enhanced by strong sales of production mail systems as well as significant growth in the international mailing business.

Rentals and financing revenue increased nine percent from the prior year. Rental revenue growth reflected a greater number of higher yielding Postage By Phone(R) meters on rental. Second quarter 1996 was also favorably affected by the placement of a higher number of plain paper facsimile systems in service and by price increases. The increase in financing revenue was principally due to a higher base of small-ticket equipment under lease, an increased contribution from non-interest sensitive revenue sources, and the sale of the Custom Vendor Finance (CVF) operations of Pitney Bowes Credit Corporation in May 1996.

Support services revenue rose seven percent from the prior year. The revenue growth was attributable to volume increases primarily at production mail and the acquisition in 1995 of a former Japanese joint venture.

The ratio of cost of sales to sales revenue decreased to 62.8 percent in the second quarter of 1996 from 62.9 percent in the second quarter of 1995. The improvement in this ratio reflects higher price realization from domestic mailing equipment sales as well as lower copier equipment costs related to a weaker yen. This improvement in the ratio is partially offset by the growth of the company's facilities management business, which includes most of its expenses in cost of sales.

The ratio of cost of rentals and financing to rentals and financing revenue decreased to 27.6 percent in 1996 from 27.9 percent in 1995, primarily as a result of the CVF sale mentioned above.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1996
Page 9


Selling, service and administrative expenses were 33.9 percent of revenue in the second quarter of 1996 compared to 33.3 percent in the second quarter of 1995. The increase in this ratio was due to higher expenses related to direct marketing, the inclusion of a dividend payment on preferred stock of a subsidiary company and strategic expenditures which are expected to have a favorable impact on future revenue and costs and expenses.

Research and development expenses decreased five percent to $20.6 million in the second quarter of 1996 from $21.6 million in the second quarter of 1995. This decrease reflected higher 1995 expenditures for new products approaching the end of their development cycle. In addition, the company has maintained its cost containment programs while continuing to significantly invest in cost effective, advanced product development with emphasis on electronic and digital technology and software development.

Net interest expense decreased to $47.4 million in the second quarter of 1996 from $59.9 million in 1995. This decrease was due to lower interest rates, lower average borrowing levels in 1996 reflecting the impact of the cash generated by the sales of Dictaphone Corporation (Dictaphone) and Monarch Marking Systems, Inc. (Monarch) in the latter half of 1995 and the issuance of preferred stock in a subsidiary of the company to outside institutional investors. The consolidated statement of income reflects these preferred stock dividends as a minority interest in "selling, service, and administrative" expense.

The second quarter effective tax rate was 34.9 percent in 1996 compared to 36.0 percent in 1995. The improvement in the 1996 effective rate was primarily due to tax benefits attributable to foreign operations.

Results of Continuing Operations - six months of 1996 vs. six months of 1995.

For the first six months of 1996 compared with the same period of 1995, revenue increased nine percent while income from continuing operations increased 16 percent to $225.0 million. The factors that affected revenue and earnings performance included those cited for the second quarter of 1996 versus 1995. In addition, first quarter 1995 revenue included approximately $30 million in PROM (memory chip) sales attributable to the January 1, 1995 United States postal rate change.

Nonrecurring Item

As of June 30, 1996, the company has made severance and benefit payments of approximately $58.3 million to 1,500 employees separated under the strategic focus initiatives commenced in 1994. Approximately 400 employees with the requisite enhanced skills have been hired to manufacture and service advanced product offerings. The company has substantially completed its actions contemplated under the strategic initiatives.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1996
Page 10


Accounting Changes

The company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. The company periodically reviews the fair value of long-lived assets the results of which have had no material affect on the company's reported results.

The  company   adopted  Statement  of  Financial  Accounting  Standards
No. 122, "Accounting for Mortgage Servicing Rights" (FAS 122) on January 1, 1996. FAS 122 requires that capitalized mortgage servicing rights be assessed periodically for impairment based on the fair value of those rights. Based on an evaluation performed as of June 30, 1996, no impairment was recognized in the company's mortgage servicing rights portfolio.

The company also adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), on January 1, 1996. Under FAS 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards, using a fair value methodology. The company has adopted the disclosure only provisions, as permitted by FAS 123. These disclosures will be included in the company's 1996 annual report.

Liquidity and Capital Resources

The current ratio remained essentially unchanged at June 30, 1996 and December 31, 1995 at .59 to 1 and .60 to 1, respectively. Working capital has decreased since year-end 1995 primarily due to the reclassification of $200 million of notes due in February 1997 to current portion of long term debt.

As part of the company's non-financial services shelf registrations, a medium-term note facility exists permitting issuance of up to $100 million in debt securities with maturities ranging from more than one year up to 30 years of which $32 million remain available at June 30, 1996. The company also has an additional $300 million remaining on its non-financial services shelf registrations filed with the Securities and Exchange Commission (SEC). Amounts available under credit agreements, shelf registrations and commercial paper and medium-term note programs, in addition to cash generated internally and by the sales of Monarch and Dictaphone, are expected to be sufficient to provide for financing needs in the next several years.

In July 1996, Pitney Bowes Credit Corporation (PBCC) issued $200 million of medium-term notes due in July, 1999 and $100 million of medium-term notes due in July, 2001 with coupon rates of 6.54 percent and 6.78 percent, respectively.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1996
Page 11

Subsequent to the July 1996 issuance, PBCC has $450 million of unissued debt securities available from a shelf registration statement filed with the SEC in September 1995. Up to $200 million of medium-term notes may be offered under this registration statement. The $450 million available under this shelf registration statement should meet PBCC's financing needs for the next two years. PBCC also had unused lines of credit and revolving credit facilities totaling $1.7 billion at June 30, 1996, largely supporting its commercial paper borrowings.

The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company in total debt, was 61.4% at June 30, 1996 compared to 62.2% at December 31, 1995. This ratio was favorably affected by the proceeds from the sales of Dictaphone and Monarch which were used primarily to repay short-term debt, partially offset by the repurchase of approximately 1,556,000 shares of common stock for $75.3 million in the first half of 1996. Book value per common share increased to $14.32 at June 30, 1996 from $13.79 at year-end 1995 principally due to year-to-date income offset by the repurchase of common shares as noted above.

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

Capital Investments

In the first half of 1996, net investments in fixed assets included $40.8 million in net additions to property, plant and equipment and
$93.5 million in net additions to rental equipment and related inventories compared with $61.4 million and $94.8 million during the same period in 1995, respectively. The decrease in net additions to property, plant and equipment was due to the completion of a new facility in 1995. In the case of rental equipment, the additions included the production of postage meters and purchase of facsimile and copier equipment for both new placements and upgrade programs.

At June 30, 1996, commitments for the acquisition of property, plant and equipment included plant and manufacturing equipment improvements, as well as rental equipment for new and replacement programs.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1996
Page 12


Legal and Regulatory Matters

The company has been advised by the Antitrust Division of the U.S. Department of Justice that its civil investigation of Pitney Bowes' postage equipment business has been closed. The investigation was concluded without any findings that Pitney Bowes violated the surviving provisions of the 1959 consent decree between the company and the U.S. Department of Justice, and/or the antitrust laws.

In June, 1995, the United States Postal Service (U.S.P.S.) issued final revised regulations addressing the manufacture, distribution and use of postage meters. The regulations cover four general categories: meter security, administrative controls, Computerized Meter Resetting Systems (C.M.R.S.) and other issues. In general, the regulations impose reporting and performance obligations on meter manufacturers, prescribe potential administrative sanctions for failure to meet these obligations and require a restructuring of the fund management system of C.M.R.S., such as the company's Postage by Phone System, to give the U.S.P.S. more direct control over meter licensee deposits. The company is working with the U.S.P.S. to ensure that the implementation of these regulations provides mailing customers and the U.S.P.S. with the intended benefits, and that Pitney Bowes also benefits. The company has undertaken a number of actions to implement these changes, including modifying its Postage by Phone System. Customers now deposit prepayments of postage into a U.S.P.S. account rather than a trust account. The company's resetting of Postage by Phone meters still requires the customer to request an authorization and reset code from the company, a service for which the company charges a fee. The company continues to believe that the financial impact to the company resulting from implementation of these regulations will not be material.

The company also continues to work with the U.S.P.S. to devise a multi-year migration schedule to phase out mechanical meters in the United States and replace them with electronic or digital meters in a manner that is most beneficial and least disruptive to the operations of the company's customers. This is consistent with the company's strategy of introducing new technology into the marketplace to add value to customers' operations and meet postal needs. This strategy and the company's long-term focus has resulted in an increase in the percentage of the electronic meters in the current U.S. base from six percent of the overall base in 1986 to nearly 50 percent of the installed meter base in 1995.

In May 1996, the U.S.P.S. issued a proposed schedule for the phase out of mechanical meters in the United States marketplace. The schedule proposes that (i) as of June 1, 1996, placements of mechanical meters will be available only as replacements for existing licensed mechanical meters; (ii) as of March 1, 1997, mechanical meters may not be used by persons or firms who process mail for a fee; (iii) as of December 31, 1997, mechanical meters that interface with mail machines or processors will no longer be approved; and (iv) as of March 1, 1999, all other mechanical meters (stand alone meters) will no longer be approved. The company has voluntarily ceased marketing and making new placements of mechanical meters in the United States as of June 1, 1996. The company

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1996
Page 13


intends to continue to work with the U.S.P.S. to devise a final mechanical meter migration schedule that is most beneficial to our customers and minimizes any negative impact to the company. Until such time as a final mechanical meter migration plan is completed, the financial impact, if any, on the company cannot be determined with any certainty; but it is currently the belief of the company that such migration plan will not cause a material adverse financial impact.

The May 1996 U.S.P.S. proposal also contemplates the evolution of metering technology to include a digital information based indicia
standard which has not yet been developed.   In  July 1996, the U.S.P.S.
proposed initial specifications for a digital  information based indicia
program.    The   U.S.P.S.
anticipates that digital metering would eventually replace electronic metering in the United States at some undetermined date in the future. The company's long-term strategy also envisions the use of digital technology in new product offerings; the company anticipates working with the U.S.P.S. in this effort to achieve a timely and effective
substitution  plan.   However,  until final  standards  for  a  digital
information based indicia program are completed, and transition to the new standard is clarified by the U.S.P.S., the impact of this proposal, if any, on the company cannot be determined.


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

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1996
Page 14


                     Part II - Other Information


Item 1:  Legal Proceedings

The company is currently a defendant in a number of lawsuits arising in the ordinary course of business, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the company's financial position or results of operations.

The company has been advised by the Antitrust Division of the U.S. Department of Justice that its civil investigation of Pitney Bowes' postage equipment business has been closed. The investigation was concluded without any findings that Pitney Bowes violated the surviving provisions of the 1959 consent decree between the company and the U.S. Department of Justice, and/or the antitrust laws.


Item 4:  Submission of Matters to a Vote of Security Holders.

Below are the final results of the voting at the annual meeting of shareholders held on May 13, 1996:

     Proposal 1 - Election of Directors

         Nominee                    For                   Withheld


     Michael J. Critelli           115,246,883         11,800,384
     George B. Harvey              115,203,912         11,843,355
     Michael I. Roth               115,237,998         11,809,269
     Phyllis S. Sewell             115,190,319         11,856,948


     Proposal 2 - Appointment of Price Waterhouse LLP as Independent
                  Accountants

         For                    Withheld                   Abstain

    126,508,573                  250,928                287,766

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1996
Page 15



     Proposal 3 - Proposal to Approve Adoption of the 1996 Pitney Bowes
                  Employee Stock Purchase Plan

         For                    Withheld                   Abstain

    120,823,328                  5,561,570              662,369


     Proposal 4 - Proposal to Approve Amendment to the Pitney Bowes
                  1991 Stock Plan

         For                    Withheld                   Abstain

    121,337,186                  4,762,280              947,801


     Proposal 5 - Proposal to Approve Amendment to the Pitney Bowes
                  Inc. Key Employees' Incentive Plan

         For                    Withheld                   Abstain

    117,174,545                  8,930,669              942,053

     There were no broker non-votes on any proposals.

The following other directors continued their term of office after the annual meeting:

          Linda G. Alvarado                  Charles E. Hugel
          Marc C. Breslawsky                 David T. Kimball
          William E. Butler                  Leroy D. Nunery
          Colin G. Campbell                  Arthur R. Taylor

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1996
Page 16


Item 6:  Exhibits and Reports on Form 8-K.

 (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     Reg. S-K    Status or                        Incorporation
     Exhibits    Description                      by Reference

      (3)(a)     Restated Certificate of          See Exhibit (i)
                   Incorporation, as amended.       on page 18.


      (11)       Computation of earnings          See Exhibit (ii)
                   per share.                       on page 49.

      (12)       Computation of ratio of          See Exhibit (iii)
                   earnings to fixed charges.       on page 50.
      (27)       Financial Data Schedule          See Exhibit (iv)
                                                    on page 51.

(b) Reports on Form 8-K.

     No  reports on Form 8-K were filed for the three months ended June
     30, 1996.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1996
Page 17






                              Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PITNEY BOWES INC.




August 14, 1996




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