Form 10-Q
period 1996-09-30
PITNEY BOWES INC /DE/
filed 1996-11-14
CIK 78814

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549-1004

                      F O R M  1 0 - Q




 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                             OR

___ TRANSITION  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF
    THE SECURITIES EXCHANGE ACT OF 1934

For   the   transition   period   from   _____________    to
_____________



Commission File Number: 1-3579



                      PITNEY BOWES INC.


        State of Incorporation                  IRS Employer
           Delaware                           Identification No.
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

Number of shares of common stock, $2 par value, outstanding as of September 30, 1996 is 148,449,856.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1996
Page 2 of 19

                      Pitney Bowes Inc.
                               Index

                                                      Page Number
Part I - Financial Information:

 Consolidated Statement of Income -  Three and
   Nine Months Ended September 30, 1996 and 1995           3

 Consolidated Balance Sheet - September 30, 1996
   and December 31, 1995                                   4

 Consolidated Statement of Cash Flows -
   Nine Months Ended September 30, 1996 and 1995           5

 Notes to Consolidated Financial Statements            6 - 7

 Management's Discussion and Analysis of
   Financial Condition and Results of Operations      8 - 14


Part II - Other Information:

 Item 1:  Legal Proceedings                               15

 Item 6:  Exhibits and Reports on Form 8-K                15

Signatures                                                16

Exhibit   (i) - Computation of Earnings per Share         17

Exhibit  (ii) - Computation of Ratio of Earnings
                to Fixed Charges                          18

Exhibit (iii) - Financial Data Schedule                   19

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1996
Page 3 of 19
                         Part I - Financial Information
                                Pitney Bowes Inc.
                        Consolidated Statement of Income
                                        (Unaudited)

(Dollars in thousands, except per share data)
                                               Three Months Ended September 30,   Nine Months Ended September 30,
                                                       1996                1995          1996                1995
Revenue from:
  Sales                                         $   404,194         $   372,889   $ 1,198,847         $ 1,107,690
  Rentals and financing                             429,754             395,494     1,254,098           1,147,372
  Support services                                  116,766             107,748       346,971             322,584
    Total revenue                                   950,714             876,131     2,799,916           2,577,646
Costs and expenses:
  Cost of sales                                     248,757             230,507       745,560             676,784
  Cost of rentals and financing                     133,114             117,205       373,441             330,007
  Selling, service and administrative               323,554             307,145       954,661             885,037
  Research and development                           19,140              18,961        58,487              60,943
  Interest, net                                      49,699              51,523       145,682             170,484
    Total costs and expenses                        774,264             725,341     2,277,831           2,123,255
Income from continuing operations before
  income taxes                                      176,450             150,790       522,085             454,391
Provision for income taxes                           59,745              50,050       180,338             159,313
Income from continuing operations                   116,705             100,740       341,747             295,078
Income, net of income tax, from discontinued
  operations prior to discontinuance                      -                 721             -              21,483
Net gain from discontinued operations                     -             153,713             -             153,948
Net income                                      $   116,705         $   255,174   $   341,747         $   470,509

Income per common and common equivalent
share:
  Income from continuing operations             $       .78         $       .66   $      2.27         $      1.94
  Discontinued operations                                 -                1.01             -                1.15
  Net income                                    $       .78         $      1.67   $      2.27         $      3.09

Average common and common equivalent shares
  outstanding                                   150,238,719         152,854,912   150,866,658         152,393,328

Dividends declared per share of
  common stock                                  $      .345         $       .30   $     1.035         $       .90

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1996
Page 4 of 19

                                Pitney Bowes Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

(Dollars in thousands)                       September 30,  December 31,
                                                      1996          1995
Assets
Current assets:
  Cash and cash equivalents                     $  134,032    $   85,352
  Short-term investments, at cost which
    approximates market                              1,327         3,201
  Accounts receivable, less allowances:
    9/96, $13,934; 12/95, $13,050                  352,786       386,727
  Finance receivables, less allowances:
    9/96, $38,475; 12/95, $37,699                1,359,290     1,208,532
  Inventories (Note 2)                             275,374       311,271
  Other current assets and prepayments             110,389       106,014

    Total current assets                         2,233,198     2,101,097

Property, plant and equipment, net (Note 3)        494,541       495,001
Rental equipment and related
  inventories, net (Note 3)                        808,445       773,337
Property leased under capital
  leases, net (Note 3)                               7,669         7,876
Long-term finance receivables, less
allowances:
  9/96, $70,703; 12/95, $75,807                  3,291,192     3,390,597
Investment in leveraged leases                     603,456       570,008
Goodwill, net of amortization:
  9/96, $35,210; 12/95, $30,504                    214,941       208,698
Other assets                                       329,816       298,034

Total assets                                    $7,983,258    $7,844,648

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued liabilities      $  716,586    $  818,122
  Income taxes payable                             244,824       232,794
  Notes payable and current portion of
    long-term obligations                        1,951,903     2,138,065
  Advance billings                                 320,384       312,595

    Total current liabilities                    3,233,697     3,501,576

Deferred taxes on income                           681,227       612,811
Long-term debt                                   1,300,221     1,048,515
Other noncurrent liabilities                       394,559       410,646

    Total liabilities                            5,609,704     5,573,548

Preferred stockholders' equity in a
  subsidiary company                               200,000       200,000

Stockholders' equity:
  Cumulative preferred stock, $50 par
    value, 4% convertible                               47            47
  Cumulative preference stock, no par
    value, $2.12 convertible                         2,414         2,547
  Common stock, $2 par value                       323,338       323,338
  Capital in excess of par value                    26,395        30,299
  Retained earnings                              2,373,831     2,186,996
  Cumulative translation adjustments               (44,524)      (46,991)
  Treasury stock, at cost                         (507,947)     (425,136)

    Total stockholders' equity                   2,173,554     2,071,100

Total liabilities and stockholders' equity      $7,983,258    $7,844,648

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1996
Page 5 of 19

                                     Pitney Bowes Inc.
                            Consolidated Statement of Cash Flows
                                       (Unaudited)

(Dollars in thousands)                         Nine Months Ended September 30,
                                                    1996                  1995*
Cash flows from operating activities:
  Net income                                   $ 341,747             $ 470,509
  Gain on sale of discontinued operations              -              (153,948)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization              206,950               198,312
      Net change in the strategic focus
        initiative                               (12,145)              (32,507)
      Increase in deferred taxes on income        68,163                56,253
      Change in assets and liabilities:
        Accounts receivable                       34,639                   938
        Sales-type lease receivables             (94,577)              (53,637)
        Inventories                               36,685                (9,979)
        Other current assets and prepayments      (2,146)               (2,892)
        Accounts payable and accrued
          liabilities                            (90,407)              (96,430)
        Income taxes payable                      11,951                18,967
        Advance billings                           7,491                 9,915
      Other, net                                 (74,201)              (69,517)

        Net cash provided by operating
          activities                             434,150               335,984

Cash flows from investing activities:
  Short-term investments                           1,874                  (969)
  Net investment in fixed assets                (215,130)             (252,683)
  Net investment in direct-finance lease
    receivables                                   45,330              (255,968)
  Investment in leveraged leases                 (37,997)              (56,734)
  Proceeds from sale of subsidiaries                   -               577,000

        Net cash (used in) provided by
          investing activities                  (205,923)               10,646

Cash flows from financing activities:
  Decrease in notes payable                     (426,784)             (587,090)
  Proceeds from long-term obligations            500,000               275,000
  Principal payments on long-term
    obligations                                   (9,310)              (43,855)
  Proceeds from issuance of stock                 24,327                20,637
  Stock repurchases                             (113,385)              (14,932)
  Proceeds from preferred stock issued by a
    subsidiary                                         -               200,000
  Dividends paid                                (154,912)             (136,256)

        Net cash used in financing
          activities                            (180,064)             (286,496)

Effect of exchange rate changes on cash              517                   (83)

Increase in cash and cash equivalents             48,680                60,051

Cash and cash equivalents at beginning of
  period                                          85,352                75,106

Cash and cash equivalents at end of period     $ 134,032             $ 135,157

Interest paid                                  $ 158,164             $ 178,224

Income taxes paid                              $  96,708             $  91,540

[FN]
 * Certain prior year amounts have been reclassified to conform with the 1996 presentation.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1996
Page 6 of 19

                           Pitney Bowes Inc.
              Notes to Consolidated Financial Statements
Note 1:
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. ("the company"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company as of September 30, 1996 and the results of its operations and cash flows for the nine months ended September 30, 1996 and 1995 have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report to Stockholders and Form 10-K Annual Report for the year ended December 31, 1995.

Note 2:

  Inventories are comprised of the following:

(Dollars in thousands)                       September 30,  December 31,
                                                      1996          1995
Raw materials and work in process               $   62,219    $   57,203
Supplies and service parts                          94,986        87,863
Finished products                                  118,169       166,205

Total                                           $  275,374    $  311,271

Note 3:

Fixed assets are comprised of the following:
(Dollars in thousands)                       September 30,  December 31,
                                                      1996          1995
Property, plant and equipment                   $1,095,719    $1,072,229
Accumulated depreciation                          (601,178)     (577,228)

Property, plant and equipment, net              $  494,541    $  495,001

Rental equipment and related
  inventories                                   $1,653,645    $1,591,321
Accumulated depreciation                          (845,200)     (817,984)

Rental equipment and related
  inventories, net                              $  808,445    $  773,337

Property leased under capital
  leases                                        $   26,088    $   25,468
Accumulated amortization                           (18,419)      (17,592)

Property leased under capital
  leases, net                                   $    7,669    $    7,876

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1996
Page 7 of 19

Note 4:
The company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. The company periodically reviews the fair value of long-lived assets, the result of which has had no material affect on the company's reported results.

The company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (FAS 122) on January 1, 1996. FAS 122 requires that capitalized mortgage servicing rights be assessed periodically for impairment based on the fair value of those rights. Based on an evaluation performed as of September 30, 1996, no impairment was recognized in the company's mortgage servicing rights portfolio.

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1996
Page 8 of 19



                           Pitney Bowes Inc.
           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Results of Continuing Operations - third quarter of 1996 vs. third quarter of 1995.

In 1996, Pitney Bowes saw excellent overall market acceptance of our products and services and achieved nine percent growth in total revenue. Moreover, ongoing efforts to improve cost ratios and operating expense structures offset the rising impact of lower margin revenue from the facilities management business, resulting in a 16 percent increase in income from continuing operations.

Sales revenue increased eight percent from the prior year primarily due to volume growth. Foreign exchange effects and price increases had no material impact. The facilities management business recorded a 17 percent sales increase as it continues to expand its facilities management contract base in the commercial market. Demand for the company's production mail systems, small weighing and high-end mailing equipment, notably Paragon II and associated products, was strong in the third quarter. The sales revenue increase was somewhat offset by lower PROM (memory chip) and copier sales in Canada.

Rentals  and  financing revenue increased nine percent from  the  prior
year.   Rental revenue grew due to more higher-priced electronic meters in  service  especially  the A900, B900 and  the  new  digital  meters.
Rental revenue growth also reflects a higher number of facsimile systems in service. Finance revenue grew due to a higher base of small-ticket equipment under lease and increased contribution from fee-based sources offset by declines in external large-ticket revenue. The sale of finance assets produced $11 million in revenue.

Support services revenue rose eight percent from the prior year. Higher equipment maintenance agreements at production mail and U.S. and U.K mailing fueled the growth in service revenue.

The ratio of cost of sales to sales revenue decreased .3 percentage points in 1996 to 61.5 percent. This improvement results from lower product costs and higher prices attained from U.S. mailing equipment and production mail sales and lower copier equipment costs related to a weakened yen. Changes in the revenue mix continue to put upward pressure on the cost of sales ratio, as the company's facilities management business sustains its rapid growth. It includes most of its expenses in cost of sales which affects this ratio.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1996
Page 9 of 19


The ratio of cost of rentals and financing to rentals and financing revenue increased 1.4 percentage points in 1996 to 31.0 percent. This deterioration is due to the sale of finance assets which generates a lower relative margin. Excluding the asset sale, the ratio increased .1 percentage point due to the change in mix resulting from the growth of the company's mortgage servicing business which includes most of its expenses in cost of financing.

Selling, service and administrative expenses were 34.0 percent of revenue in 1996, a decrease of 1.1 percentage points. This improvement reflects ongoing efforts to control operating expense structures, effects of changes in the product and service mix as mentioned above, and benefits from the company's strategic focus initiatives.

Research and development expenses increased one percent to $19.1 million in 1996. This increase reflects the company's belief that its success in a global marketplace requires a continuous stream of advanced products emphasizing electronic and digital technology and software development.

Net interest expense decreased to $49.7 million in 1996 from $51.5 million in 1995. This decrease is due to lower interest rates.

The third quarter effective tax rate was 33.9 percent in 1996 compared to 33.2 percent in 1995. The increase is due to the declining effect of the residual portfolio purchase completed in the fourth quarter of 1994. In addition, the 1995 effective tax rate was favorably influenced by tax benefits associated with a company owned life insurance program, higher level of tax-exempt income, and variations in the company's worldwide income mix and foreign taxes.

Income from continuing operations increased 16 percent to $116.7 million in 1996 from $100.7 million in 1995. As a percentage of revenue, income from continuing operations rose to 12.3 percent in 1996 from 11.5 in 1995 due to the factors discussed above.

Average  shares  outstanding used to compute earnings  per  share  were
150.2 million in 1996 and 152.9 million in 1995. The treasury stock acquired by the company under its ongoing share repurchase program caused the decrease in shares outstanding.


Results of Continuing Operations - nine months of 1996 vs. nine months of 1995.

Revenue increased nine percent to $2.8 billion while income from continuing operations increased 16 percent to $341.7 million. The factors that affected revenue and earnings performance included those cited for the third quarter 1996 versus 1995. In addition, first quarter 1995 revenue included approximately $30 million in PROM sales generated from the January 1, 1995 United States postal rate change. The comparison is also affected by the sale of the Custom Vendor Finance (CVF) operations of Pitney Bowes Credit Corporation (PBCC) in May 1996 and the acquisition in 1995 of a former Japanese joint venture.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1996
Page 10 of 19


Average  shares  outstanding used to compute earnings  per  share  were
150.9 million in 1996 and 152.4 million in 1995. The treasury stock acquired by the company under its ongoing share repurchase program caused the decrease in shares outstanding.


Nonrecurring Item

As of September 30, 1996, the company has made cash payments for severance and benefits of approximately $60.6 million to 1,500 employees separated under the strategic focus initiatives commenced in 1994. Approximately 400 employees with the requisite enhanced skills have been hired to manufacture and service advanced product offerings. The company has substantially completed its actions contemplated under the strategic initiatives.

Accounting Changes

The company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. The company periodically reviews the fair value of long-lived assets, the results of which had no material affect on the company's reported results.

The company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (FAS 122) on January 1, 1996. FAS 122 requires that capitalized mortgage servicing rights be assessed periodically for impairment based on the fair value of those rights. Based on an evaluation performed as of September 30, 1996, no impairment was recognized in the company's mortgage servicing rights portfolio.

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

The Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively; however, there is currently a proposal before the FASB to defer for one year the effective date of certain provisions of this standard. The company is currently assessing the prospective impact of the provisions of this standard on its consolidated financial statements.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1996
Page 11 of 19


Liquidity and Capital Resources

The  current ratio increased to .69 to 1 as of September 30, 1996  from
 .60 to 1 as of December 31, 1995. The increase is due to the repayment of notes payable with the proceeds from asset sales and issuance of medium term notes at PBCC. The ratio also benefited from increases in short term finance receivables, cash and a reduction in accounts payable and accrued liabilities.

The company has a medium-term note facility, as part of its non-financial services shelf registrations, of which $32 million is available at September 30, 1996. These securities may have maturities ranging from more than one year to 30 years. The company has an additional $300 million remaining on its non-financial services shelf registrations filed with the Securities and Exchange Commission (SEC). Amounts available under credit agreements, shelf registrations and commercial paper and medium-term note programs, in addition to cash generated internally and by the sales of Monarch and Dictaphone, are expected to be sufficient to provide for financing needs in the next several years.

In July 1996, PBCC issued $200 million of medium-term notes due in July 1999 and $100 million of medium-term notes due in July 2001 with coupon rates of 6.54 percent and 6.78 percent, respectively. In September 1996, PBCC issued $100 million of medium-term notes due in October 1998 and $100 million of medium-term notes due in October 2001 with coupon rates of 6.305 percent and 6.800 percent, respectively.

PBCC has $250 million of unissued debt securities available from a shelf registration statement filed with the SEC in September 1995. The $250 million remaining under this shelf registration statement should meet PBCC's financing needs for at least the next year. PBCC also had unused lines of credit and revolving credit facilities totaling $1.55 billion at September 30, 1996, largely supporting its commercial paper borrowings.

The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company in total debt was 61.5% at September 30, 1996 compared to 62.2% at December 31, 1995. The improvement is due to the earnings of the company offset by the unfavorable effect of the repurchase of 2,316,200 shares of common stock for $113.4 million in the first nine months of 1996. Book value per common share increased to $14.63 at September 30, 1996 from $13.79 at year-end 1995 principally due to year-to-date income. This was offset, in part, by the share repurchase described above.

During the period October 1, to November 12, 1996, the company repurchased approximately 178,300 additional shares of its common stock at a total cost approximating $10.0 million.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1996
Page 12 of 19


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

Capital Investments

In the first nine months of 1996, net investments in fixed assets included $62.9 million in net additions to property, plant and equipment and $152.7 million in net additions to rental equipment and related inventories compared with $83.7 million and $165.7 million during the same period in 1995, respectively. The decrease in net additions to property, plant and equipment was due to the completion of a new facility in 1995. In the case of rental equipment, the additions included the production of postage meters and purchase of facsimile equipment for both new placement and upgrade programs.

At September 30, 1996, commitments for the acquisition of property, plant and equipment included plant and manufacturing equipment improvements, as well as rental equipment for new and replacement programs.


Legal and Regulatory Matters

The company has been advised by the Antitrust Division of the U.S. Department of Justice that its civil investigation of Pitney Bowes' postage equipment business has been closed. The investigation concluded that Pitney Bowes had not violated the surviving provisions of the 1959 consent decree between the company and the U.S. Department of Justice, and/or the antitrust laws.

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1996
Page 13 of 19


trust account. The company's resetting of Postage by Phone meters still requires the customer to request an authorization and reset code from
the  company,  a  service for which the company  charges  a  fee.   The
company  continues to believe that the financial impact to the  company
resulting  from  implementation  of  these  regulations  will  not   be
material.

In May 1996, the U.S.P.S. issued a proposed schedule for the phase out of mechanical meters in the United States marketplace. The schedule proposes that (i) as of June 1, 1996, placements of mechanical meters will be available only as replacements for existing licensed mechanical meters; (ii) as of March 1, 1997, mechanical meters may not be used by persons or firms who process mail for a fee; (iii) as of December 31, 1997, mechanical meters that interface with mail machines or processors will no longer be approved; and (iv) as of March 1, 1999, all other mechanical meters (stand alone meters) will no longer be approved. The company has voluntarily ceased new placements of mechanical meters in the United States as of June 1, 1996.

The company continues to work with the U.S.P.S. to devise a final mechanical meter migration schedule that is most beneficial to our customers and minimizes any negative impact to the company. This is consistent with the company's strategy of introducing new technology into the marketplace to add value to customers' operations and meet postal needs. This strategy and the company's long-term focus has resulted in an increase in the percentage of the electronic meters in the current U.S. base from six percent of the overall base in 1986 to nearly 50 percent of the installed meter base in 1995. Until such time as a final mechanical meter migration plan is completed, the financial impact, if any, on the company cannot be determined with any certainty; but, it is currently the belief of the company that such migration plan will not cause a material adverse financial impact.

The  May  1996  U.S.P.S. proposal also contemplates the  evolution  of metering technology to include a digital information based indicia standard which has not yet been developed. In July 1996, the U.S.P.S. proposed initial specifications for a digital information based indicia
program.    The  U.S.P.S.  anticipates  that  digital  metering   would
eventually replace electronic metering in the United States at some undetermined date in the future. The company's long-term strategy also envisions the use of digital technology in new product offerings, and the company anticipates working with the U.S.P.S. in this effort to achieve
a  timely  and  effective  substitution  plan.   However,  until  final
standards   for  a  digital  information  based  indicia  program   are
completed, and transition to the new standard is clarified by the U.S.P.S., the impact of this proposal, if any, on the company cannot be determined.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1996
Page 14 of 19


Forward Looking Statements

The   company  wishes  to  caution  readers  that  any  forward-looking statements, which are those statements which express the company's or management's current expectations as to the future, contained in this Form 10-Q or made by the management of the company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, could affect the company's financial results and could cause the company's financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the company -- the impact of changes in postal regulations around the world; the timely development of and acceptance of new Pitney Bowes products and the users perceived overall product value; the willingness of users to substitute competitors' products for Pitney Bowes products; the success in gaining product approval in new markets where regulatory approval is required; the ability of the company to successfully enter new markets; the willingness of mailers to utilize alternative means of communication; and the company's success at managing customer credit risk.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1996
Page 15 of 19


                     Part II - Other Information


Item 1:  Legal Proceedings

     The company is a defendant in a number of lawsuits arising in the ordinary course of business, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the company's financial position or results of operations.

     The company has been advised by the Antitrust Division of the U.S. Department of Justice that its civil investigation of Pitney Bowes' postage equipment business has been closed. The investigation concluded that Pitney Bowes had not violated the surviving provisions of the 1959 consent decree between the company and the U.S. Department of Justice, and/or the antitrust laws.

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

     (27)        Financial Data Schedule          See Exhibit (iii)
                                                    on page 19.

 (b) Reports on Form 8-K.

     No reports on Form 8-K were filed for the three months ended
     September 30, 1996.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1996
Page 16 of 19






                              Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PITNEY BOWES INC.




November 14, 1996




                                /s/ M. L. Reichenstein
                                M. L. Reichenstein
                                Vice President - Chief Financial
                                Officer
                                (Principal Financial Officer)



                                /s/ A. F. Henock
                                A. F. Henock
                                Vice President - Controller and
                                Chief Tax Counsel
                                (Principal Accounting Officer)