Form 10-K
period 1996-12-31
PITNEY BOWES INC /DE/
filed 1997-03-31
CIK 78814

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549-1004
                              FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the year ended December 31, 1996
                                  OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                 to

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

The aggregate market value of voting stock (common stock and $2.12 preference stock) held by non-affiliates of the Registrant as of March 14, 1997 is $9,078,238,584.

Number of shares of common stock, $2 par value, outstanding as of March 14, 1997 is 147,050,608.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Only the following portions of the Pitney Bowes Inc. 1996 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Form 10-K Annual Report.

         (a)  Financial Statements, pages 26 to 46.

         (b) Management's Discussion and Analysis of Results of Operations and Financial Condition and Summary of Selected Financial Data on pages 17 to 25 excluding the information on page 24 relating to Dividend Policy.

         (c)  Stock Information and Stock Exchanges, on page 47.

2. Pitney Bowes Inc. Notice of the 1997 Annual Meeting and Proxy Statement dated April 3, 1997 pages 3, 4, 7, 8, 9, 11-14, 20 and portions of pages 2, 5, 6, 15 and 19 are incorporated by reference into Part III of this Form 10-K Annual Report.

                                PART I
Item 1.  Business

Pitney Bowes Inc. and its subsidiaries (the company) operate within three industry segments: business equipment, business services, and commercial and industrial financing. The company operates in two geographic areas: the United States and outside the U.S. Financial information concerning revenue, operating profit and identifiable assets by industry segment and geographic area appears on pages 43 and 44 of the Pitney Bowes Inc. 1996 Annual Report to Stockholders and is incorporated herein by reference.

Business Equipment. Business equipment consists of four products, supplies and service classes: mailing systems, copying systems, facsimile systems and related financing. These products and services are sold, rented or leased by the company while supplies and services are sold. Some of the company's products are sold through dealers outside the U.S.

Mailing systems include postage meters, mailing machines, address hygiene software, manifest systems, letter and parcel scales, mail openers, mailroom furniture, folders, and paper handling and shipping equipment.

Copying systems include a wide range of copying systems and supplies.

Facsimile systems include a wide range of facsimile systems and supplies.

The financial services operations provide lease financing for the company's products in the U.S., Canada, the United Kingdom, Germany, France, certain other European countries and Australia.

The company sold its Dictaphone Corporation (Dictaphone) and Monarch Marking Systems, Inc. (Monarch) subsidiaries in 1995. Dictaphone and Monarch have been classified in the Consolidated Statement of Income as discontinued operations; revenue and income from continuing operations exclude the results of Dictaphone and Monarch for all periods presented. (See Note 12, Discontinued operations, of the Notes to the Consolidated Financial Statements in the Pitney Bowes Inc. 1996 Annual Report to Stockholders).

Business Services. Business services consists of facilities management and mortgage servicing.

Facilities management services are provided by the company's Pitney Bowes Management Services, Inc. subsidiary (P.B.M.S.). P.B.M.S. is a leader in providing on-and off-site services which help customers manage the creation, processing, storage, retrieval, distribution and tracking of documents and messages in both paper and digital form. P.B.M.S. provides customers with a variety of business support services to manage mail, copy and repographic centers, facsimile, electronic printing and imaging services, and records management.

Mortgage servicing is provided by Atlantic Mortgage & Investment Corporation (A.M.I.C.) a wholly-owned subsidiary of Pitney Bowes Credit Corporation. A.M.I.C. provides billing, collecting and processing services for major investors in residential first mortgages for a fee.

Commercial and Industrial Financing. The commercial and industrial financing segment provides large ticket financing programs, covering a broad range of products, and other financial services to the commercial and industrial markets in the U.S. Products financed include both commercial and non-commercial aircraft, over-the-road trucks and trailers, railcars and locomotives and high-technology equipment such as data processing and communications equipment as well as commercial real estate properties. The finance operations have also participated, on a select basis, in certain other types of financial transactions including: sale of certain lease transactions, senior secured loans in connection with acquisitions, leveraged buyout and recapitalization financings, residual value insurance and certain project financings. The company also finances a broad range of other commercial and industrial products to small and medium-sized businesses throughout the United States, marketing exclusively through a nationwide network of brokers and independent lessors.

Consolidated financial services operations financed 39 percent of consolidated sales from continuing operations in 1996 and 1995, and 41 percent in 1994. The lower percentage of sales financed compared to 1994, is a direct result of the increasing significance of the facilities management business to the company's revenue. The facilities management business does not utilize traditional financing services used by the other businesses within the company.

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

Nonrecurring Items, Net. Through December 31, 1996, the company successfully implemented the plan adopted in the third quarter of 1994, which was designed to address the impact of technology on workforce requirements and to further refine its strategic focus on core businesses. The plan resulted in a $93.2 million charge against earnings in 1994. The details of this plan are discussed in Note 13 to the Consolidated Financial Statements. The company made severance and benefit payments of approximately $65 million, the majority of which were paid in 1995 to employees separated under the strategic focus initiatives.

Completion of the actions contemplated under the strategic initiatives cost the company approximately $5 million in excess of that initially provided in 1994. This excess was recorded in selling, service and administrative expense in 1995. Also, the company has written down assets and incurred certain other exit costs, as planned, by approximately $19 million and $3 million, respectively, the majority of which occurred in 1994. As of December 31, 1996, the company has successfully completed its plan.

Support Services. The company maintains extensive field service organizations in the U.S. and certain other countries to provide support services to customers who have rented, leased or purchased equipment. Such support services, provided primarily on the basis of annual maintenance contracts, accounted for 12 percent of revenue in 1996 and 1995, and 13 percent in 1994.

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

Competition. The company has historically been a leading supplier of certain products and services in its business segments, particularly postage meters and mailing machines. However, all segments have strong competition from a number of companies. In particular, it is facing competition in many countries for new placements from several postage meter and mailing machine suppliers, and its mailing systems products face some competition from products and services offered as alternative means of message communications. P.B.M.S., a market leader in providing mail and related support services to the corporate, financial services, and professional services markets, competes against national, regional and local firms specializing in facilities management. The company believes that its long experience and reputation for product quality, and its sales and support service organizations are important factors in influencing customer choices with respect to its products and services.

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

Research and Development/Patents. The company has research and development programs that are directed towards developing new products and improving the economy and efficiency of its operations, including its production and service methods. Expenditures on research and development totaled $81.7 million, $81.8 million and $78.6 million in 1996, 1995 and 1994, respectively.

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

Material Supplies. The company believes it has adequate sources for most parts and materials for the products it manufactures. However, products manufactured by the company rely to an increasing extent on microelectronic components, and temporary shortages of these components have occurred from time to time due to the demands by many users of such components.

The company purchases copiers, facsimile equipment and scales, primarily from Japanese suppliers. The company believes that it has adequate sources available to it for the foreseeable future for such products.

Environmental Regulation. The company is subject to federal, state and local laws and regulations relating to the environment and is currently named as a member of various groups of potentially responsible parties in administrative or court proceedings. As we previously announced, in 1996 the Environmental Protection Agency (EPA) issued an administrative order directing the company to be part of a soil cleanup program at the Sarney Farm site in Amenia, New York. The site was operated as a landfill between the years 1968 and 1970 by parties unrelated to Pitney Bowes, and wastes from a number of industrial sources were disposed of there. The company does not concede liability for the condition of the site, but is working with the EPA to identify, and then seek reimbursement from, other potentially responsible parties. The company estimates the total cost of our remediation effort to be in the range of $3 million to $5 million over the next 18 months.

The administrative and court proceedings referred to above are in different states. It is impossible to estimate with any certainty the total cost of remediating, the timing or extent of remedial actions which may be required by governmental authorities, or the amount of liability, if any. If and when it is possible to make a reasonable estimate of the liability in any of these matters, a provision will be made as appropriate. Based on the facts presently known, the company believes that the outcome of any current proceeding will not have a material adverse effect on its financial condition or results of operations.

Regulatory Matters. In June 1995, the United States Postal Service (U.S.P.S.) issued final regulations on the manufacture, distribution and use of postage meters. The regulations cover four general categories: meter security, administrative controls, Computerized Meter Resetting Systems (C.M.R.S.) and other issues.

In general, the regulations put reporting and performance obligations on meter manufacturers, outline potential administrative sanctions for failure to meet these obligations and require changes in the fund management system of C.M.R.S. (such as the company's Postage by Phone (R) System) to give the U.S.P.S. more direct control over meter licensee deposits.

The company is working with the U.S.P.S. to ensure that these regulations provide mailing customers and the U.S.P.S. with the intended benefits, and that the company also benefits. The company has begun to implement these changes, including modifying our Postage by Phone (R) system so that customers deposit prepayments of postage into a U.S.P.S. account rather than a trust account. Resetting meters through Postage by Phone (R) still requires the customer to request an authorization and a reset code from the company, a service for which it charges a fee. The company continues to believe that the financial impact of implementing these regulations will not be material to the company.

In May 1996, the U.S.P.S. issued a proposed schedule for the phase out of mechanical meters in the United States marketplace. The schedule proposed that:

- as of June 1, 1996, placements of mechanical meters will be available only as replacements for existing licensed mechanical meters
- as of March 1, 1997, mechanical meters may not be used by persons or firms who process mail for a fee
- as of December 31, 1997, mechanical meters that interface with mail machines or processors will no longer be approved
- as of March 1, 1999, all other mechanical meters (stand-alone meters) will no longer be approved.

The company has voluntarily halted new placements of mechanical meters in the United States as of June 1, 1996. The company also has been actively and voluntarily pursuing removal from the market by March 1997, of mechanical meters used by persons or firms who process mail for a fee as set forth in the U.S.P.S. proposed schedule for that segment of meter users. Further, the company agreed, in March 1997, to use its best efforts to remove from the market mechanical systems meters (meters that interface with mail machines or processors), by a revised target date of December 31, 1998, in lieu of the December 31, 1997 date specified in the U.S.P.S. proposed schedule.

The company continues to work with the U.S.P.S. to reach agreement on all aspects of a mechanical meter migration schedule that reflects the interests of its customers while minimizing any negative impact on the company. The company's constant focus on bringing new technologies into the mailing market has already resulted in a significant shift in the makeup of the company's meter base. In the last 10 years, 1986 to 1996, the percentage of electronic meters in the company's U.S. installed base has risen from 6% to nearly 60%. Until a mechanical meter migration plan is finalized, the financial impact, if any, on the company cannot be determined with certainty. However, based on the proposed schedule and agreements reached to date the company believes that the plan will not cause a material adverse financial impact on the company.

The May 1996 U.S.P.S. proposed document also discusses a change in metering technology that would include use of a digital, information-based indicia standard. This standard has not yet been developed, although initial specifications were proposed by the U.S.P.S. in July 1996. At some undetermined date in the future, the U.S.P.S. believes that digital metering will eventually replace electronic metering in the United States. The company supports a digital product migration strategy, and the company anticipates working with the U.S.P.S. to achieve a timely and effective substitution plan. However, until the U.S.P.S. finalizes standards for a digital information-based indicia program (and clarifies transition to the new standard), the impact of this proposal, if any, on the company cannot be determined. The company has taken the lead in deploying digital meters in the marketplace, with over 100,000 digital printing meters already placed into service during 1995 and 1996.

Employee Relations. At December 31, 1996, 24,054 persons were employed by the company in the U.S. and 4,571 outside the U.S. Employee relations are considered to be satisfactory. The great majority of employees are not represented by any labor union. Management follows the policy of keeping employees informed of its decisions, and encourages and implements employee suggestions whenever practicable.

Item 2.  Properties

The company's World Headquarters and certain other office and manufacturing facilities are located in Stamford, Connecticut. Additional office facilities are located in Shelton, Connecticut. The company maintains research and development operations at a corporate engineering and technology center in Shelton, Connecticut. A sales and service training center is located near Atlanta, Georgia. The company believes that its current manufacturing, administrative and sales office properties are adequate for the needs of all of its business segments.

Business Equipment. Business equipment products are manufactured in a number of plants principally in Connecticut, as well as in Harlow, England. Most of these facilities are owned by the company. There are 153 sales, support services, and finance offices, substantially all of which are leased, located throughout the U.S. and in a number of other countries. Executive and administrative offices of the financing operations within the U.S. are located in Norwalk, Connecticut. Offices outside the U.S. are maintained in London, England; Heppenheim, Germany; Paris, France; Mississauga, Ontario, Canada; North Ryde, Australia; Oslo, Norway; and Dublin, Ireland.

Business Services. The company's P.B.M.S. subsidiary is headquartered in Stamford, Connecticut and leases facilities in 39 cities located throughout the U.S. as well as leased facilities in Montreal, Quebec and Toronto, Ontario, Canada; and London, England. The Atlantic Mortgage and Investment Corporation operates in Jacksonville, Florida.

Commercial and Industrial Financing. Pitney Bowes Credit Corporation leases executive and administrative offices in Norwalk, Connecticut and Tualatin, Oregon. There are nine leased regional and district sales offices located throughout the U.S.

Item 3. Legal Proceedings

In the course of normal business, the company is occasionally party to lawsuits. These may involve litigation by or against the company relating to, among other things:

-    contractual rights under vendor, insurance or other contracts
-    intellectual property or patent rights
-    equipment, service or payment disputes with customers
-    disputes with employees

The company is currently a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

                                                                  Executive
                                                                    Officer
       Name              Age  Title                                   Since

Michael J. Critelli      48   Chairman and Chief                       1988
                              Executive Officer

Marc C. Breslawsky       54   President and Chief                      1985
                              Operating Officer


Amy C. Corn              43   Corporate Secretary and Senior           1996
                              Associate General Counsel

Meredith B. Fischer      44   Vice President - Communications,         1996
                              Marketing and Future Strategy

Arlen F. Henock          40   Vice President - Controller and          1996
                              Chief Tax Counsel


John N. D. Moody         52   President - U.S. Mailing Systems         1997

Sara E. Moss             50   Vice President - General Counsel         1996

Murray L. Reichenstein   59   Vice President - Chief                   1996
                              Financial Officer

Douglas A. Riggs         52   Vice President - Chief Corporate         1988
                              Affairs Officer

Carole F. St. Mark       54   President and Chief Executive Officer -  1985
                              Pitney Bowes Business Services

Johnna G. Torsone        46   Vice President - Personnel               1993

Joseph E. Wall           45   Vice President - Chief Technology Officer1996

There is no family relationship among the above officers, all of which have served in various corporate, division or subsidiary positions with the company for at least the past five years except S. E. Moss, M. L. Reichenstein and J. E. Wall.

Ms. Moss joined the company from the New York law firm of Howard, Darby & Levin, where she had been a Senior Partner since 1985. Before joining Howard, Darby & Levin, Ms. Moss was an Assistant United States Attorney in the Southern District of New York. Ms. Moss served as a law clerk for the Honorable Constance Baker Motley, United States District Judge, Southern District of New York.

Mr. Reichenstein joins the company with over 31 years of experience with Ford Motor Company. During his time with Ford he held a variety of positions of increasing responsibility in the U.S. and Europe, including Director of Manufacturing Services, Vice President, Car Product Planning, and Chief Financial Officer, Ford Europe; Vice President & Controller of Ford Automotive Operations Worldwide; and Vice President & Controller of Ford Motor Company.

Dr.  Wall  was  most  recently the Vice President - Technology  of  Emerson
Electric, which he joined in 1986 as Director of Research and Development for its since-divested Rosemount Aerospace Division. Prior to joining Emerson, Dr. Wall held positions of increasing responsibility at Honeywell, including Section Chief and Senior Principal Research Engineer.

George B. Harvey, former Chairman and Chief Executive Officer, retired at year end 1996 in accordance with the company's retirement age of 65.

                               PART II

Item 5.  Market   for   the   Registrant's   Common   Stock   and   Related
         Stockholders' Matters

The sections entitled "Stock Information" and "Stock Exchanges" on page 47 of the Pitney Bowes Inc. 1996 Annual Report to Stockholders are incorporated herein by reference. At December 31, 1996, the company had 32,258 common stockholders of record.

Item 6.  Selected Financial Data

The section entitled "Summary of Selected Financial Data" on page 25 of the Pitney Bowes Inc. 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 17 to 24 of the Pitney Bowes Inc. 1996 Annual Report to Stockholders is incorporated herein by reference, except for the section on page 24 relating to "Dividend Policy".

The section under "Legal, Environmental and Regulatory Matters" titled "Regulation" on page 23 of the "Management's Discussion and Analysis of Results of Operations and Financial Condition" incorporated herein by reference as mentioned above should be read in conjunction with the discussion under "Regulatory Matters" in Part I, Item 1 on page 5 of this Annual Report on Form 10-K.

The company cautions readers that any forward-looking statements (those which talk about the company's or management's current expectations as to the future) in this Form 10-K or made by company management involve risks and uncertainties which may change based on various important factors. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

-    changes in postal regulations
-    timely development and acceptance of new products
- success in gaining product approval in new markets where regulatory approval is required
-    successful entry into new markets
- mailer's utilization of alternative means of communication or competitor's products
-    the company's success at managing customer credit risk


Item 8.  Financial Statements and Supplementary Data

The financial statements, together with the report thereon of Price Waterhouse LLP dated January 30, 1997, appearing on pages 26 to 46 of the Pitney Bowes Inc. 1996 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                               PART III

Item 10. Directors and Executive Officers of the Registrant

Except for information regarding the company's executive officers (see "Executive Officers of the Registrant" on page 8 of this form 10-K), the information called for by this Item is incorporated herein by reference to the sections entitled "Election of Directors" and "Security Ownership of Directors and Executive Officers" on pages 2 to 5 and 6 to 8 of the Pitney Bowes Inc.
Notice of the 1997 Annual Meeting and Proxy Statement.

Item 11. Executive Compensation

The   sections  entitled  "Directors'  Compensation",  "Executive   Officer
Compensation", "Severance and Change of Control Arrangements" and "Pension Benefits" on pages 8, 9, 11 to 15, and 19 to 20 of the Pitney Bowes Inc. Notice of the 1997 Annual Meeting and Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The section entitled "Security Ownership of Directors and Executive Officers" on pages 6 to 8 of the Pitney Bowes Inc. Notice of the 1997 Annual Meeting and Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

                               PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   Financial statements - see Item 8 on  page  10  and
          "Index to Financial Schedules" on page 19.

     2. Financial statement schedules - see "Index to Financial Schedules" on page 19.

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
                                   (Commission file number 1-3579)

    (b)  By-laws, as amended       Incorporated  by  reference  to  Exhibit
                                   (3b)  to  Form  10-K as filed  with  the
                                   Commission    on    April    1,    1996.
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

    (f) Form of Indenture Incorporated by reference to Exhibit dated as of May 1, (4a) to Registration Statement on Form
         1985 between Pitney S-3(No. 2-97411) as filed with the Bowes Credit Corporation Commission on May 1, 1985.
         and Bankers Trust
         Company, as Trustee

    (g)  Letter       Agreement    Incorporated  by  reference  to  Exhibit
         between Pitney Bowes (4b) to Registration Statement on Form Inc. and Bankers Trust S-3 (No. 2-97411) as filed with the
         Company, as Trustee       Commission on May 1, 1985.

    (h)  Form      of     First    Incorporated  by  reference  to  Exhibit
         Supplemental Indenture    (4b)  to Registration Statement on  Form
         dated  as  of December    S-3  (No.  33-10766) as filed  with  the
         1, 1986 between Pitney    Commission on December 12, 1986.
         Bowes           Credit
         Corporation        and
         Bankers Trust Company,
         as Trustee

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

Executive Compensation Plans:

(10) (a) Retirement Plan for Incorporated by reference to Exhibit Directors of Pitney (10a) to Form 10-K as filed with the
          Bowes Inc.                Commission    on    March    30,    1993.
                                    (Commission file number 1-3579)

     (b)  Pitney   Bowes    Inc.    Exhibit (i)
          Directors' Stock Plan.
          (as     amended    and
          restated 1997)

     (c)  Pitney   Bowes    1991    Incorporated  by  reference  to   Exhibit
          Stock Plan                (10b)  to  Form  10-K as filed  with  the
                                    Commission  on March 25,1992  (Commission
                                    file number 1-3579)
    (c.1) First   Amendment   to
          Pitney   Bowes    1991    Exhibit (ii)
          Stock Plan


     (d) Pitney Bowes Inc. Key Incorporated by reference to Exhibit Employees' Incentive (10c) to Form 10-K as filed with the Plan (as amended and Commission on March 25,1992 (Commission
          restated)                 file number 1-3579)

    (d.1) First   Amendment   to    Exhibit (iii)
          Pitney Bowes Inc.  Key
          Employees    Incentive
          Plan  (as Amended  and
          Restated:   June   10,
          1991)


     (e) 1979 Pitney Bowes Incorporated by reference to Exhibit Stock Option Plan (as (10d) to Form 10-K as filed with the amended and restated) Commission on March 25, 1992.
                                    (Commission file number 1-3579)

     (f) Pitney Bowes Severance Incorporated by reference to Exhibit Plan, as amended, (10) to Form 10-K as filed with the dated December 12, Commission on March 23, 1989.
          1988                      (Commission file number 1-3579)

     (g) Pitney Bowes Executive Incorporated by reference to Exhibit Severance Policy, (10h) to Form 10-K as filed with the adopted December 11, Commission on April 1, 1996.
          1995.                     (Commission file number 1-3579)

     (h)  Pitney   Bowes    Inc.    Exhibit (iv)
          Deferred     Incentive
          Savings  Plan for  the
          Board of Directors.

     (i)  Pitney   Bowes    Inc.    Exhibit (v)
          Deferred     Incentive
          Savings Plan

(11)      Statement           re    Exhibit (vi)
          computation   of   per
          share earnings

(12)      Computation  of  ratio    Exhibit (vii)
          of  earnings to  fixed
          charges


(13)     Portions   of   annual    Exhibit (viii)
         report   to   security
         holders

(21)     Subsidiaries  of   the    Exhibit (ix)
         registrant

(23)     Consent of experts and    Exhibit (x)
         counsel

(27)     Financial Data Schedule   Exhibit (xi)


     (b) No reports on Form 8-K were filed for the three months ended December 31, 1996.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Pitney Bowes Inc.



                          By /s/ Michael J. Critelli
                          (Michael J. Critelli)
                          Chairman and Chief
                          Executive Officer

                          Date March 31, 1997

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                        Date



/s/ Michael J. Critelli        Chairman and Chief           March 31, 1997
Michael J. Critelli            Executive Officer - Director



/s/ Marc C. Breslawsky         President and Chief          March 31, 1997
Marc C. Breslawsky             Operating Officer - Director



/s/  Murray  L. Reichenstein   Vice President  -  Chief     March 31, 1997
Murray L. Reichenstein         Financial Officer



/s/ Arlen F. Henock            Vice President - Controller  March 31, 1997
Arlen F. Henock                and Chief Tax Counsel
                               (principal accounting
                               officer)


/s/ Linda G. Alvarado          Director                     March 31, 1997
Linda G. Alvarado



/s/ William E. Butler          Director                     March 31, 1997
William E. Butler




/s/ Colin G. Campbell          Director                     March 31, 1997
Colin G. Campbell

Signature                      Title                        Date


/s/ Charles E. Hugel           Director                     March 31, 1997
Charles E. Hugel



/s/ David T. Kimball           Director                     March 31, 1997
David T. Kimball



/s/ Leroy D. Nunery            Director                     March 31, 1997
Leroy D. Nunery



/s/ Michael I. Roth            Director                     March 31, 1997
Michael I. Roth



/s/ Phyllis S. Sewell          Director                     March 31, 1997
Phyllis S. Sewell



/s/ Arthur R. Taylor           Director                     March 31, 1997
Arthur R. Taylor

                     INDEX TO FINANCIAL SCHEDULES

The financial schedules should be read in conjunction with the financial statements in the Pitney Bowes Inc. 1996 Annual Report to Stockholders. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Also, separate financial statements of less than 100 percent owned companies, which are accounted for by the equity method, have been omitted because they do not constitute significant subsidiaries.



                                                             Page
Pitney Bowes Inc.:

    Report of independent accountants on financial
    statement schedule                                        20

    Financial statement schedule for the years 1994 - 1996:

         Valuation and qualifying accounts and
         reserves (Schedule II)                               21

                 REPORT OF INDEPENDENT ACCOUNTANTS ON
                     FINANCIAL STATEMENT SCHEDULE




To the Board of Directors
of Pitney Bowes Inc.


Our audits of the consolidated financial statements referred to in our report dated January 30, 1997 appearing on page 46 of the Pitney Bowes Inc. 1996 Annual Report to Stockholders (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-
K) also included an audit of the financial statement schedule listed by reference in Item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





Price Waterhouse LLP

Stamford, Connecticut
January 30, 1997

                          PITNEY BOWES INC.

                SCHEDULE II - VALUATION AND QUALIFYING
                        ACCOUNTS AND RESERVES

            FOR THE YEARS ENDED DECEMBER 31, 1994 TO 1996

 (Dollars in thousands)
                                 Additions
                     Balance at  charged to                 Balance
                    beginning of costs and                  at end
 Description            year      expenses   Deductions     of year

 Allowance for doubtful accounts
 1996               $13,050      $ 9,894     $ 6,784(3)    $ 16,160

 1995               $16,909      $ 4,126(1)  $ 7,985(2)(3) $ 13,050

 1994               $16,691      $ 4,262     $ 4,044(3)    $ 16,909

 Allowance for credit losses on finance receivables

 1996               $113,506     $74,785     $74,554(3)    $113,737

 1995               $113,091     $68,275     $67,860(3)    $113,506

 1994               $116,512     $64,933     $68,354(3)    $113,091

 Reserve for transition costs(4)

 1996               $ 22,986     $  -        $17,258(5)    $  5,728(6)

 1995               $ 64,893     $ 5,145     $47,052(5)    $ 22,986

 1994               $   344      $93,258     $28,709(5)    $ 64,893

 Valuation allowance for deferred tax asset(4)

 1996               $48,693      $ 3,066     $ 5,158       $ 46,601

 1995               $37,532      $12,076     $   915       $ 48,693

 1994               $25,975      $12,867     $ 1,310       $ 37,532

 (1)  Includes $382 of additions applicable to a business at acquisition.
 (2)  Includes $2,406 of deductions applicable to a business disposition.
 (3)  Principally uncollectible accounts written off.
 (4)  Included in balance sheet as a liability.
 (5) Includes amounts for asset write downs and amounts paid as well as reclassifications.
 (6) Remaining amount represents $4 million and $2 million for separation and benefit costs and other.