Form 10-Q
period 1997-03-31
PITNEY BOWES INC /DE/
filed 1997-05-15
CIK 78814

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549-1004

                             FORM 10 - Q




 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Number of shares of common stock, $2 par value, outstanding as of March 31, 1997 is 145,753,938.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1997
Page 2


                          Pitney Bowes Inc.
                                Index

                                                       Page Number

Part I - Financial Information:

  Consolidated Statement of Income -  Three Months
   Ended March 31, 1997 and 1996                             3

  Consolidated Balance Sheet - March 31, 1997
   and December 31, 1996                                     4

  Consolidated Statement of Cash Flows -
   Three Months Ended March 31, 1997 and 1996                5

  Notes to Consolidated Financial Statements             6 - 7

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations        8 - 14


Part II - Other Information:

 Item 1:  Legal Proceedings                                 15

 Item 6:  Exhibits and Reports on Form 8-K                  15

Signatures                                                  16

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1997
Page 3


                    Part I - Financial Information
                          Pitney Bowes Inc.
                   Consolidated Statement of Income
                             (Unaudited)

(Dollars in thousands, except per share data)
                                                Three Months Ended March 31,
                                                       1997             1996
Revenue from:
  Sales                                         $   417,822      $   384,004
  Rentals and financing                             424,562          409,078
  Support services                                  118,986          113,183

    Total revenue                                   961,370          906,265

Costs and expenses:
  Cost of sales                                     253,808          238,764
  Cost of rentals and financing                     127,674          125,752
  Selling, service and administrative               326,109          311,016
  Research and development                           20,648           18,710
  Interest, net                                      49,496           48,584

    Total costs and expenses                        777,735          742,826

Income before income taxes                          183,635          163,439
Provision for income taxes                           63,690           56,930

Net income                                      $   119,945      $   106,509

Income per common and common equivalent share:

    Net income                                  $       .81      $       .70

Average common and common equivalents shares
    outstanding                                 148,975,517      151,416,081

Dividends declared per share of
    common stock                                $       .40     $     .345

Ratio of earnings to fixed charges                     3.83           3.56
Ratio of earnings to fixed
    charges excluding minority interest                3.92           3.65

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1997
Page 4

                           Pitney Bowes Inc.
                      Consolidated Balance Sheet
                              (Unaudited)

(Dollars in thousands)                        March 31,  December 31,
                                                   1997          1996

Assets
Current assets:
  Cash and cash equivalents                   $ 142,718     $ 135,271
  Short-term investments, at cost which
    approximates market                          12,336         1,500
  Accounts receivable, less allowances:
    3/97, $15,952; 12/96, $16,160               326,709       340,730
  Finance receivables, less allowances:
    3/97, $42,597; 12/96, $40,176             1,402,870     1,339,286
  Inventories (Note 2)                          263,947       281,942
  Other current assets and prepayments          135,244       123,337

    Total current assets                      2,283,824     2,222,066

Property, plant and equipment, net (Note 3)     482,703       486,029
Rental equipment and related
  inventories, net (Note 3)                     809,752       815,306
Property leased under capital
  leases, net (Note 3)                            5,037         5,848
Long-term  finance receivables, less
  allowances:
  3/97, $73,910; 12/96, $73,561               3,396,834     3,450,231
Investment in  leveraged leases                 640,113       633,682
Goodwill, net of amortization:
  3/97, $36,001; 12/96, $34,372                 204,188       205,802
Other assets                                    362,343       336,758

Total assets                                 $8,184,794    $8,155,722

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and
    accrued liabilities                      $  850,954    $  849,789
  Income taxes payable                          182,599       212,155
  Notes payable and current portion of
    long-term obligations                     1,986,193     1,911,481
  Advance billings                              343,369       331,864

    Total current liabilities                 3,363,115     3,305,289

Deferred taxes on income                        800,653       720,840
Long-term debt                                1,299,155     1,300,434
Other noncurrent liabilities                    385,358       389,113

    Total liabilities                         5,848,281     5,716,676

Preferred stockholders' equity in a
  subsidiary company                            200,000       200,000

Stockholders' equity:
  Cumulative preferred stock, $50 par
    value, 4% convertible                            46            46
  Cumulative preference stock, no par
    value, $2.12 convertible                      2,329         2,369
  Common stock, $2 par value                    323,338       323,338
  Capital in excess of par value                 29,504        30,260
  Retained earnings                           2,511,055     2,450,294
  Cumulative translation adjustments            (54,088)      (31,297)
  Treasury stock, at cost                      (675,671)     (535,964)

    Total stockholders' equity                2,136,513     2,239,046

Total liabilities and stockholders' equity  $ 8,184,794   $ 8,155,722

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1997
Page 5

                          Pitney Bowes Inc.
                 Consolidated Statement of Cash Flows
                             (Unaudited)

(Dollars in thousands)                   Three  Months Ended March 31,
                                                 1997             1996
Cash flows from operating activities:
  Net income                             $    119,945     $    106,509
  Adjustments to reconcile net income to
      net cash provided  by  operating
        activities:
      Depreciation and amortization            73,905           65,524
      Net  change in the strategic  focus
         initiative                                 -           (6,421)
      Increase(decrease) in deferred taxes
        on income                              80,599           (3,316)
      Change in assets and liabilities:
        Accounts receivable                    12,222            5,908
        Sales-type lease receivables          (23,640)          (3,575)
        Inventories                            15,447            7,151
        Other current assets and
             prepayments                      (12,243)         (29,588)
        Accounts payable and accrued
          liabilities                           3,844          (42,374)
        Income taxes payable                  (29,099)          31,885
        Advance billings                       12,549           11,518
      Other, net                              (53,913)         (28,902)

        Net cash provided by operating
          activities                          199,616          114,319

Cash flows from investing activities:
  Short-term investments                       (3,516)           1,041
  Net investment in fixed assets              (60,251)         (69,763)
  Net investment in direct-finance lease
    receivables                                 5,400           52,931
  Investment in leveraged leases               (8,219)         (14,021)

          Net cash used in investing
            activities                        (66,586)         (29,812)

Cash flows from financing activities:
  Increase(decrease) in notes payable         280,101           (9,268)
  Principal payments on long-term
    obligations                              (204,507)          (1,809)
  Proceeds from issuance of stock               5,004            6,298
  Stock repurchases                          (145,507)         (24,500)
  Dividends paid                              (59,184)         (51,855)

        Net cash used in financing
          activities                         (124,093)         (81,134)

Effect of exchange rate changes on cash        (1,490)            (214)

Increase in cash and cash
  equivalents                                   7,447            3,159
Cash and cash equivalents at beginning
  of period                                   135,271           85,352

Cash and cash equivalents at end of
  period                                 $    142,718     $     88,511

Interest paid                            $     49,766     $     53,894

Income taxes paid                        $     15,609     $     26,477

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1997
Page 6

                          Pitney Bowes Inc.
              Notes to Consolidated Financial Statements
Note 1:

 The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. ("the company"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company as of March 31, 1997 and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996 have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report to Stockholders and Form 10-K Annual Report for the year ended December 31, 1996.

Note 2:

 Inventories are comprised of the following:
 (Dollars in thousands)                      March 31,  December 31,
                                                  1997         1996
 Raw materials and work in process           $  54,674     $  58,536
 Supplies and service parts                     94,683       103,182
 Finished products                             114,590       120,224

 Total                                       $ 263,947     $ 281,942

Note 3:

 Fixed assets are comprised of the following:
 (Dollars in thousands)                      March 31,  December 31,
                                                  1997          1996
 Property, plant and equipment              $1,102,196    $1,093,501
 Accumulated depreciation                     (619,493)     (607,472)

 Property, plant and equipment, net         $  482,703    $  486,029

 Rental equipment and related
   inventories                              $1,649,075    $1,634,111
 Accumulated depreciation                     (839,323)     (818,805)

 Rental equipment and related
   inventories, net                         $  809,752    $  815,306

 Property leased under capital
   leases                                   $   21,435    $   24,124
 Accumulated amortization                      (16,398)      (18,276)

 Property leased under capital
   leases, net                              $    5,037    $    5,848

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1997
Page 7

Note 4:

Revenue and operating profit by business segment for the three months ended March 31, 1997 and 1996 were as follows:

(Dollars in thousands)                       1997        1996

Revenue
     Business Equipment                 $ 745,120   $ 700,937

     Business Services                    128,990     111,890

     Commercial and Industrial Financing
          Large-Ticket External            49,551      54,423
          Small-Ticket External            37,709      39,015
          Total                            87,260      93,438

Total Revenue                           $ 961,370   $ 906,265


Operating Profit (1)
     Business Equipment                 $ 169,411   $ 150,686
     Business Services                     10,488       8,839
     Commercial and Industrial Financing   16,511      18,327

Total Operating Profit                  $ 196,410   $ 177,852

[FN]
(1) Operating profit excludes general corporate expenses, income taxes, and net interest other than that related to finance operations.

Note 5:

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 "Accounting for Transactions and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125) for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued Statement of Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". The company adopted FAS 125 on January 1, 1997. As of March 31, 1997 there was no material impact on the financial statements of the company due to the adoption of this statement.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1997
Page 8

                           Pitney Bowes Inc.
           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Results of Continuing Operations - first quarter of 1997 vs. first quarter of 1996

Revenue increased six percent in the first quarter of 1997 to $961.4 million compared to $906.3 million in the first quarter of 1996. Net income increased 13 percent to $119.9 million from $106.5 million in the same period in 1996. Per share earnings grew to 81 cents, a 14.5 percent increase from first quarter 1996. Revenue growth was eight percent excluding revenue from large ticket external financing and prior-year revenue from businesses in Australia, from which the company made the strategic decision to exit in 1996.

First quarter 1997 revenue included $417.8 million from sales, up nine percent from $384.0 million in the first quarter of 1996; $424.6 million from rentals and financing, up four percent from $409.1 million; and $119.0 million for support services, up five percent from $113.2 million.

To facilitate a better understanding, the following discussion on revenue and operating profit is based on the company's business segments. Revenue for each segment includes all sources - sales, rentals and financing, and support services.

In  the  Business Equipment Segment, which includes mailing, facsimile and copier operations, revenue grew six percent and operating profit increased 12 percent during the first quarter. Mailing Systems' six percent revenue increase during the quarter was driven by strong
equipment sales in the U.S. Mailing and Production Mail markets.   The
company continues to see strong market acceptance of products such as the Personal Post Office meter. The company also continues to see excellent growth in Europe in Paragon(r) mail processor and PostPerfect(r) digital meter placements. Growth in revenue for the quarter has been partially offset by last year's strategic decision to exit non-profitable businesses in Australia.

Revenue from Facsimile Systems grew 10 percent in first quarter 1997 driven by customer acceptance of its advanced money-saving systems, such as the Model 9830, and increased revenue from consumable supplies.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1997
Page 9

Copier  Systems revenue increased seven percent in the  first  quarter driven by solid equipment sales. This sales increase was notable because it was generated while six new products were introduced and the phased rollout of the color and digital copier systems continued. Copier Systems also strengthened its ability to profitably grow by strategically broadening its distribution network in selected geographic areas.

In the Business Services Segment first-quarter revenue grew 15 percent and operating profit grew 19 percent. The segment includes Pitney Bowes Management Services and Atlantic Mortgage and Investment Corporation. These service businesses have maintained profitable double-digit growth by bringing Pitney Bowes innovation and expertise to key market segments.

In line with management's previously announced strategy to concentrate on fee-based rather than asset-based income, the Commercial and Industrial Financing Segment had a decline in revenue and operating profit of seven percent and 10 percent, respectively. The segment includes large-ticket and small-ticket external financing. The large-ticket external financing revenue declined nine percent and the small-ticket revenue declined three percent in the first quarter. The segment continued to benefit from growth in service-based revenue sources such as syndication fees. The overall reduction in revenue and operating profit was driven by previous asset sales resulting in the planned decrease in runoff income from both portfolios.

The ratio of cost of sales to sales revenue decreased from 62.2 percent in first quarter 1996 to 60.7 percent in 1997. The improvement was due to the product mix at U.S. Mailing towards higher-margin products and exiting from non-profitable businesses in Australia. The improvement was offset, in part, by the continued growth of the facilities management business which includes most of its expenses in cost of sales.

The ratio of cost of rentals and financing to rentals and financing revenue improved to 30.1 percent from 30.7 percent. Margin gains in the company's mortgage servicing business and in U.S. Mailing contributed to this improvement.

Selling, service and administrative expenses as a percentage of revenue improved to 33.9 percent in 1997 from 34.3 percent in the same period in 1996, continuing the improving trend in this ratio. Exiting from non-profitable businesses in Australia and efforts to control operating expenditures contributed to this improvement.


Research and development expenses increased 10 percent to $20.6 million. The current year increase reflects the company's increased investment in developing new digital meters and other mailing and software products.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1997
Page 10


Net interest expense increased just under two percent to $49.5 million principally as a result of a change in mix of debt maturities and related interest rates.

The effective tax rate in 1997 was 34.7 percent versus 34.8 percent in 1996.

Liquidity and Capital Resources

The current ratio remained essentially unchanged at March 31, 1997 and December 31, 1996 at .68 to 1 and .67 to 1, respectively. Working capital at March 31, 1997 and December 31, 1996 remained at comparable levels.

As part of the company's non-financial services shelf registrations, a medium-term note facility exists permitting issuance of up to $100 million in debt securities with maturities ranging from more than one year up to 30 years of which $32 million remain available at March 31,
1997.   The  company also has an additional $300 million remaining  on
its   non-financial  services  shelf  registrations  filed  with   the
Securities and Exchange Commission (SEC). Amounts available under credit agreements, shelf registrations and commercial paper and medium-term note programs, in addition to cash generated internally are expected to be sufficient to provide for financing needs in the next several years.

Pitney Bowes Credit Corporation (PBCC) has $250 million of unissued debt securities available from a shelf registration statement filed with the SEC in September 1995. Up to $250 million of medium-term notes may be offered under this registration statement. The $250 million available under this shelf registration statement should meet PBCC's financing needs for the next year. PBCC also had unused lines of credit and revolving credit facilities totaling $1.5 billion at March 31, 1997, largely supporting its commercial paper borrowings.

The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company in total debt was 62.1% at March 31, 1997 compared to 60.5% at December 31, 1996. Book value per common share was $14.64 at March 31, 1997 and $15.11 at year-end 1996 principally as a result of the repurchase of common shares. During the quarter ended March 31, 1997, the company repurchased 2,372,000 common shares for approximately $145.5 million. During the period April 28, 1997 to May 8, 1997 the company repurchased an additional 211,100 shares for approximately $13.6 million.

In April 1997, Pitney Bowes International Holding, Inc., a subsidiary of the company, issued an additional $100 million of variable term voting preferred stock to outside institutional investors in a private placement transaction. The preferred stock, $.01 par value, is entitled to cumulative dividends at rates set at auction, generally

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1997
Page 11

for 49 day intervals. The proceeds of the issuance were used to pay down short-term borrowings.

The company enters into interest rate swap agreements principally through its financial services businesses. It has been the practice and objective of the company to use a balanced mix of debt maturities, variable- and fixed-rate debt and interest rate swap agreements to control the company's sensitivity to interest rate volatility. The company utilizes interest rate swap agreements when it considers the economic benefits to be favorable. Swap agreements, have been principally utilized to fix interest rates on commercial paper and/or obtain a lower cost on debt than would otherwise be available absent the swap.

Capital Investments

In the first quarter of 1997, net investments in fixed assets included $18.9 million in net additions to property, plant and equipment and
$36.8 million in net additions to rental equipment and related inventories compared with $21.7 million and $47.9 million, respectively, in the same period in 1996. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment for both new placements and upgrade programs.

As  of  March  31, 1997, commitments for the acquisition of  property, plant and equipment included plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Regulatory Matters

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

The company is working with the U.S.P.S. to ensure that these regulations provide mailing customers and the U.S.P.S. with the intended benefits, and that the company also benefits. The company continues to implement these changes, including modifying our Postage by Phone (r) system so that customers deposit prepayments of postage

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1997
Page 12

into a U.S.P.S. account rather than a trust account. Resetting meters through Postage by Phone (r) still requires the customer to request an authorization and a reset code from the company, a service for which it charges a fee. The company continues to believe that the financial impact implementing these regulations will not be material to the company.

In May 1996, the U.S.P.S. issued a proposed schedule for the phase out of mechanical meters in the United States marketplace. The schedule proposed that:
- as of June 1, 1996, placements of mechanical meters will be available only as replacements for existing licensed mechanical meters
- as of March 1, 1997, mechanical meters may not be used by persons or firms who process mail for a fee (subsequently revised to March 31, 1997).
- as of December 31, 1997, mechanical meters that interface with mail machines or processors will no longer be approved
- as of March 1, 1999, all other mechanical meters (stand-alone meters) will no longer be approved.

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

The company continues to work with the U.S.P.S. to reach agreement on all aspects of a mechanical meter migration schedule that reflects the interests of its customers while minimizing any negative impact on the company. The company's constant focus on bringing new technologies into the mailing market has already resulted in a significant shift in the makeup of the company's meter base. As of March 31, 1997 electronic and digital meters represent 63% of the company's US installed base, up from 60 percent in December 1996. Until a mechanical meter migration plan is finalized, the financial impact, if any, on the company cannot be determined with certainty. However, based on the proposed schedule and agreements reached to date the company believes that the plan will not cause a material adverse financial impact on the company.

The May 1996 U.S.P.S. proposed document also discusses a change in metering technology that would include use of a digital, information-based indicia standard. This standard has not yet been developed, although initial specifications were proposed by the U.S.P.S. in July

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1997
Page 13

1996. At some undetermined date in the future, the U.S.P.S. believes that digital metering will eventually replace electronic metering in the United States. The company supports a digital product migration strategy, and the company anticipates working with the U.S.P.S. to achieve a timely and effective substitution plan. However, until the U.S.P.S. finalizes standards for a digital information-based indicia program (and clarifies transition to the new standard), the impact of this proposal, if any, on the company cannot be determined. The company has taken the lead in deploying digital meters in the marketplace.

Forward-looking Statements

The company cautions readers that any forward-looking statements (those which talk about the company's or management's current expectations as to the future) in this Form 10-Q or made by company management involve risks and uncertainties which may change based on various important factors. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

-    changes in postal regulations
-    timely development and acceptance of new products
- success in gaining product approval in new markets where regulatory approval is required
-    successful entry into new markets
- mailer's utilization of alternative means of communication or competitor's products
-    the company's success at managing customer credit risk

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1997
Page 14

      Part II - Other Information

Item 1:  Legal Proceedings

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

Item 6:  Exhibits and Reports on Form 8-K.

      (a)        Exhibits  (numbered in accordance with  Item  601  of
                 Regulation S-K)

      Reg. S-K  Status or                        Incorporation
      Exhibits  Description                      by Reference

         (10)   Pitney Bowes Inc. Deferred
                Incentive Savings Plan for
                the Board of Directors           See Exhibit (i)

         (11)   Computation of earnings          See Exhibit (ii)
                  per share.

         (12)   Computation of ratio of          See Exhibit (iii)
                  earnings to fixed charges.

         (27)   Financial Data Schedule          See Exhibit (iv)

(b) Reports on Form 8-K

   No  reports on Form 8-K wre filed for the three months ended  March
   31, 1997.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1997
Page 15

                              Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               PITNEY BOWES INC.




May 15, 1997




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