Form 10-Q
period 1997-06-30
PITNEY BOWES INC /DE/
filed 1997-08-14
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                 F O R M 1 0 - Q




X QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
-
ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to



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

Number of shares of common stock, $2 par value, outstanding as of July 31, 1997 is 144,281,005.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1997
Page 2 of 19


                                Pitney Bowes Inc.
                                      Index

                                                                     Page Number

Part I - Financial Information:

      Consolidated Statement of Income -  Three and Six
           Months Ended June 30, 1997 and 1996 .......................... 3

      Consolidated Balance Sheet - June 30, 1997
           and December 31, 1996 ........................................ 4

      Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 1997 and 1996 ...................... 5

      Notes to Consolidated Financial Statements ........................ 6-7

      Management's Discussion and Analysis of
           Financial Condition and Results of Operations ................ 8-13


Part II - Other Information:

      Item 1:  Legal Proceedings ........................................ 14

      Item 4:  Submission of Matters to a Vote of Security Holders ...... 14-15

      Item 6:  Exhibits and Reports on Form 8-K ......................... 15

Signatures .............................................................. 16

Exhibit (i) - Computation of Earnings per Share ......................... 17

Exhibit (ii) - Computation of Ratio of Earnings to Combined Fixed
                 Charges and Preferred Stock Dividends .................. 18

Exhibit (iii) - Financial Data Schedule ................................. 19

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1997
Page 3 of 19
                         Part I - Financial Information
                                Pitney Bowes Inc.
                        Consolidated Statement of Income
                                   (Unaudited)

(Dollars in thousands, except per share data)

                                                                   Three Months Ended June 30,             Six Months Ended June 30,
                                                               -------------------------------       -------------------------------

                                                                       1997               1996               1997               1996
                                                               ------------       ------------       ------------       ------------
Revenue from:
     Sales .............................................       $    449,757       $    410,649       $    867,579       $    794,653
     Rentals and financing .............................            436,141            415,266            860,703            824,344
     Support services ..................................            120,213            117,022            239,199            230,205
                                                               ------------       ------------       ------------       ------------

         Total revenue .................................          1,006,111            942,937          1,967,481          1,849,202
                                                               ------------       ------------       ------------       ------------

Costs and expenses:
     Cost of sales .....................................            269,490            258,039            523,298            496,803
     Cost of rentals and financing .....................            128,041            114,575            255,715            240,327
     Selling, service and administrative ...............            335,682            320,091            661,791            631,107
     Research and development ..........................             21,835             20,637             42,483             39,347
     Interest, net .....................................             50,953             47,399            100,449             95,983
                                                               ------------       ------------       ------------       ------------

         Total costs and expenses ......................            806,001            760,741          1,583,736          1,503,567
                                                               ------------       ------------       ------------       ------------


Income before income taxes .............................            200,110            182,196            383,745            345,635
Provision for income taxes .............................             69,039             63,663            132,729            120,593
                                                               ------------       ------------       ------------       ------------

Net income .............................................       $    131,071       $    118,533       $    251,016       $    225,042
                                                               ============       ============       ============       ============


     Net income common and common equivalent share .....       $        .89       $        .79       $       1.70       $       1.49
                                                               ============       ============       ============       ============

Average common and common equivalent shares
     outstanding .......................................        146,935,086        150,945,114        148,030,688        151,171,536
                                                               ============       ============       ============       ============

Dividends declared per share of common stock ...........       $        .40       $       .345       $        .80       $        .69
                                                               ============       ============       ============       ============

Ratio of earnings to combined fixed charges
     and preferred stock dividends .....................               3.89               3.83               3.83               3.66
                                                               ============       ============       ============       ============

Ratio of earnings to fixed charges
     excluding minority interest .......................               4.13               3.99               4.02               3.82
                                                               ============       ============       ============       ============


Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1997
Page 4 of 19
                                Pitney Bowes Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                       June 30,        December 31,
(Dollars in thousands)                                                                     1997                1996
                                                                                  -------------    ----------------

Assets
Current assets:
     Cash and cash equivalents.............................................       $     130,743    $        135,271
     Short-term investments, at cost which approximates market.............               1,474               1,500
     Accounts receivable, less allowances:  6/97, $17,423; 12/96, $16,160..             322,679             340,730
     Finance receivables, less allowances:  6/97, $43,514; 12/96, $40,176..           1,423,859           1,339,286
     Inventories (Note 2)..................................................             255,791             281,942
     Other current assets and prepayments..................................             131,776             123,337
                                                                                  -------------    ----------------

         Total current assets..............................................           2,266,322           2,222,066

Property, plant and equipment, net (Note 3)................................             484,882             486,029
Rental equipment and related inventories, net (Note 3).....................             821,851             815,306
Property leased under capital leases, net (Note 3).........................               4,751               5,848
Long-term finance receivables, less allowances:
     6/97, $76,527; 12/96, $73,561.........................................           3,442,412           3,450,231
Investment in leveraged leases.............................................             661,036             633,682
Goodwill, net of amortization:  6/97, $37,629; 12/96, $34,372..............             202,092             205,802
Other assets  .............................................................             405,151             336,758
                                                                                  -------------    ----------------

Total assets  ............................................................        $   8,288,497    $      8,155,722
                                                                                  =============    ================

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable and accrued liabilities..............................       $     827,394    $        849,789
     Income taxes payable..................................................             162,378             212,155
     Notes payable and current portion of long-term obligations............           2,173,450           1,911,481
     Advance billings......................................................             351,059             331,864
                                                                                  -------------    ----------------

         Total current liabilities.........................................           3,514,281           3,305,289

Deferred taxes on income...................................................             831,480             720,840
Long-term debt.............................................................           1,172,053           1,300,434
Other noncurrent liabilities...............................................             381,852             390,113
                                                                                  -------------    ----------------

         Total liabilities.................................................           5,899,666           5,716,676
                                                                                  -------------    ----------------

Preferred stockholders' equity in a subsidiary company  ...................             300,000             200,000

Stockholders' equity:
     Cumulative preferred stock, $50 par value, 4% convertible.............                  46                  46
     Cumulative preference stock, no par value, $2.12 convertible..........               2,291               2,369
     Common stock, $2 par value............................................             323,338             323,338
     Capital in excess of par value........................................              27,852              30,260
     Retained earnings.....................................................           2,583,936           2,450,294
     Cumulative translation adjustments....................................             (52,477)            (31,297)
     Treasury stock, at cost...............................................            (796,155)           (535,964)
                                                                                  -------------    ----------------

         Total stockholders' equity........................................           2,088,831           2,239,046
                                                                                  -------------    ----------------

Total liabilities and stockholders' equity ................................       $   8,288,497    $      8,155,722
                                                                                  =============    ================

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1997
Page 5 of 19

                                Pitney Bowes Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

(Dollars in thousands)
                                                                    Six Months Ended June 30,
                                                                 ----------------------------
                                                                      1997              1996*
                                                                 ---------          ---------
Cash flows from operating activities:
     Net income ...............................................  $ 251,016          $ 225,042
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization ...................    146,426            135,337
              Net change in the strategic focus initiative ....       --               (9,871)
              Increase in deferred taxes on income ............    111,193             41,748
              Change in assets and liabilities:
                  Accounts receivable .........................     17,115             29,588
                  Sales-type lease receivables ................    (55,575)           (23,534)
                  Inventories .................................     25,219             21,449
                  Other current assets and prepayments ........     (8,213)             3,487
                  Accounts payable and accrued liabilities ....    (21,847)           (66,059)
                  Income taxes payable ........................    (49,523)             3,548
                  Advance billings ............................     19,783             13,336
              Other, net ......................................    (53,490)           (34,820)
                                                                 ---------          ---------

                  Net cash provided by operating activities ...    382,104            339,251
                                                                 ---------          ---------

Cash flows from investing activities:
     Short-term investments ...................................         26              2,161
     Net investment in fixed assets ...........................   (133,373)          (134,749)
     Net investment in direct-finance lease receivables .......    (25,848)           (13,163)
     Investment in leveraged leases ...........................    (28,786)           (22,391)
     Investment in mortgage servicing rights ..................    (64,125)           (22,847)
     Other investing activities ...............................     12,892             13,266
                                                                 ---------          ---------

                  Net cash used in investing activities .......   (239,214)          (177,723)
                                                                 ---------          ---------

Cash flows from financing activities:
     Increase in notes payable ................................    385,374             12,117
     Principal payments on long-term obligations ..............   (252,794)            (8,114)
     Proceeds from issuance of stock ..........................     22,460             21,251
     Stock repurchases ........................................   (285,465)           (75,339)
     Proceeds from preferred stock issued by a subsidiary .....    100,000               --
     Dividends paid ...........................................   (117,374)          (103,510)
                                                                 ---------          ---------

                  Net cash used in financing activities .......   (147,799)          (153,595)
                                                                 ---------          ---------

Effect of exchange rate changes on cash .......................        381               (498)
                                                                 ---------          ---------

(Decrease) increase in cash and cash equivalents ..............     (4,528)             7,435

Cash and cash equivalents at beginning of period ..............    135,271             85,352
                                                                 ---------          ---------

Cash and cash equivalents at end of period ....................  $ 130,743          $  92,787
                                                                 =========          =========

Interest paid .................................................  $ 116,527          $ 103,700
                                                                 =========          =========

Income taxes paid .............................................  $  73,688          $  77,075
                                                                 =========          =========


*Certain  prior  year  amounts  have been  reclassified  to  conform to the 1997 presentation.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1997
Page 6 of 19
                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
Note 1:
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. ("the company"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company as of June 30, 1997 and the results of its operations and cash flows for the six months ended June 30, 1997 and 1996 have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report to Stockholders and Form 10-K Annual Report for the year ended December 31, 1996.

Note 2:
-------

Inventories are comprised of the following:

(Dollars in thousands)                               June 30,    December 31,
                                                         1997            1996
                                                   ----------    ------------
Raw materials and work in process ................ $   54,284    $     58,536
Supplies and service parts .......................    101,291         103,182
Finished products ................................    100,216         120,224
                                                   ----------    ------------
Total ............................................ $  255,791    $    281,942
                                                   ==========    ============

Note 3:
-------

Fixed assets are comprised of the following:

(Dollars in thousands)                                  June 30,   December 31,
                                                            1997           1996
                                                     -----------    -----------
Property, plant and equipment ....................   $ 1,093,043    $ 1,093,501
Accumulated depreciation .........................      (608,161)      (607,472)
                                                     -----------    -----------

Property, plant and equipment, net ...............   $   484,882    $   486,029
                                                     ===========    ===========

Rental equipment and related inventories .........   $ 1,642,727    $ 1,634,111
Accumulated depreciation .........................      (820,876)      (818,805)
                                                     -----------    -----------
Rental equipment and related inventories, net ....   $   821,851    $   815,306
                                                     ===========    ===========

Property leased under capital leases .............   $    20,419    $    24,124
Accumulated amortization .........................       (15,668)       (18,276)
                                                     -----------    -----------

Property leased under capital leases, net ........   $     4,751    $     5,848
                                                     ===========    ===========

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1997
Page 7 of 19

Note 4:
-------

Revenue and operating profit by business segment for the three and six months ended June 30, 1997 and 1996 were as follows:

                                                        Three Months Ended June 30,             Six Months Ended June 30,
                                                    -------------------------------       -------------------------------
(Dollars in thousands)                                      1997               1996               1997               1996
                                                    ------------       ------------       ------------       ------------
Revenue:
   Business equipment .......................       $    779,364       $    728,489       $  1,524,484       $  1,429,426

   Business services ........................            137,461            120,534            266,451            232,424

   Commercial and industrial financing
     Large-ticket external ..................             50,074             48,654             99,625            103,077
     Small-ticket external ..................             39,212             45,260             76,921             84,275
                                                    ------------       ------------       ------------       ------------
     Total ..................................             89,286             93,914            176,546            187,352
                                                    ------------       ------------       ------------       ------------

Total revenue ...............................       $  1,006,111       $    942,937       $  1,967,481       $  1,849,202
                                                    ============       ============       ============       ============

Operating Profit: (1)
   Business equipment .......................       $    186,617       $    162,413       $    356,028       $    313,099
   Business services ........................             11,791              9,728             22,279             18,567
   Commercial and industrial financing ......             18,723             21,786             35,234             40,113
                                                    ------------       ------------       ------------       ------------

Total operating profit ......................       $    217,131       $    193,927       $    413,541       $    371,779
                                                    ============       ============       ============       ============


(1)Operating profit excludes general corporate expenses, income taxes, and net interest other than that related to the financial services businesses.

Note 5:
-------

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" was issued. It specifies the computation, presentation and disclosure requirements for earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. On a pro-forma basis, basic and diluted earnings per share would have been as follows:

                                        1997                    1996
                                --------------------    --------------------
                                   Basic     Diluted       Basic     Diluted
                                --------    --------    --------    --------
Quarter ended March 31 .....    $    .81    $    .81    $    .71    $    .70
Quarter ended June 30 ......         .90         .89         .79         .79
                                --------    --------    --------    --------
Year to date June 30 .......    $   1.71    $   1.70    $   1.50    $   1.49
                                ========    ========    ========    ========

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was issued. It will require the company to disclose, in financial statement format, all non-owner changes in equity. This statement is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. The company expects to adopt this statement beginning with its 1998 consolidated financial statements.

Also in June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. It establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The company is currently evaluating its options for disclosure and will adopt the statement for the fiscal year commencing January 1, 1998.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1997
Page 8 of 19


                                Pitney Bowes Inc.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations - second quarter of 1997 vs. second quarter of 1996
-------------------------------------------------------------------------

Revenue increased seven percent to $1,006.1 million compared to $942.9 million in the second quarter of 1996. Net income increased 11 percent to $131.1 million from $118.5 million in the same period in 1996. Per share earnings grew to 89 cents, a 13.6 percent increase from second quarter 1996. Revenue growth was eight percent, excluding revenue from large-ticket external financing as well as prior-year revenue from businesses in Australia from which, as previously announced, the company exited in 1996.

Second quarter 1997 revenue included $449.8 million from sales, up 10 percent from $410.6 million in the second quarter of 1996; $436.1 million from rentals and financing, up five percent from $415.3 million; and $120.2 million for support services, up three percent from $117.0 million.

In the Business Equipment segment, which includes mailing, facsimile and copying systems and related financing, revenue grew seven percent and operating profit increased 15 percent during the second quarter.

Mailing Systems' six percent revenue increase during the quarter was driven by strong equipment sales in the U.S. Mailing and Production Mail businesses. The conversion of U.S. Mailing Systems' customers to more advanced technology continued during the quarter, with electronic and digital meters comprising 67 percent of the installed base up from 60 percent in December 1996 and 52 percent in June 1996. See Regulatory Matters Update below. Growth in Mailing Systems' revenue for the quarter has been partially offset by last year's strategic decision to exit non-profitable businesses in Australia, currency translation impacts in Japan and lower equipment placements in Germany.

Revenue from Facsimile Systems grew 11 percent in second quarter 1997 driven by steady increases in the installed base of rental machines and supply sales.

Copier Systems revenue increased eight percent in the second quarter driven by solid equipment sales. Rental revenue was also strong, resulting from new product introductions and geographic expansion.

In the Business Services segment second-quarter revenue grew 14 percent and operating profit grew 21 percent. The segment includes Pitney Bowes Management Services (PBMS) and Atlantic Mortgage and Investment Corporation (AMIC). Revenue for PBMS grew due to continued expansion of its commercial contract base and its increased presence in the U.K. AMIC achieved excellent growth through aggressive expansion of its fee-based revenue. These service businesses have maintained profitable double-digit revenue growth by bringing Pitney Bowes innovation and expertise to key market segments.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1997
Page 9 of 19

In accordance with management's previously announced strategy to concentrate on fee-based rather than asset-based income, the company is actively pursuing a strategy to reduce the level of external large-ticket investment and related debt. In line with such strategy, the Commercial and Industrial Financing segment's revenue and operating profit declined five percent and 14 percent, respectively. This segment includes large-ticket and small-ticket external financing. The comparison to second quarter 1996 also reflects the effect of past asset sales in both the large and small ticket external portfolios, including the sale of the Custom Vendor Financing portfolio in June 1996.

The ratio of cost of sales to sales revenue decreased from 62.8 percent in the second quarter 1996 to 59.9 percent in 1997. The improvement was due to the product mix at U.S. Mailing towards higher-margin products, favorable purchase and maintenance variances and higher margin supply sales in the Facsimile business. The improvement was offset, in part, by the continued growth of the facilities management business which includes most of its expenses in cost of sales.

The ratio of cost of rentals and financing to rentals and financing revenue increased to 29.4 percent in the second quarter 1997 from 27.6 percent in the same prior year period. The company had ceased placing mechanical meters in 1996 as a result of the meter migration requirements, resulting in lower related costs in that period. Since then, the increased new placements of electronic and digital meters has led to additional depreciation expense, impacting this ratio. The 1996 ratio was also favorably impacted by the sale of the Custom Vendor Financing portfolio mentioned above.

Selling, service and administrative expenses as a percentage of revenue improved to 33.4 percent in the second quarter 1997 from 33.9 percent in the same period in 1996. The improvement in this ratio is primarily due to the continued emphasis on controlling operating expenditures and reduced expense levels in Australia as a result of exiting certain businesses in 1996.

Research and development expenses increased six percent to $21.8 million in the second quarter of 1997 compared to the second quarter of the previous year. The increase reflects the company's continued commitment to developing new technologies for its digital meters and other mailing and software products.

Net interest expense increased to $51.0 million in the second quarter of 1997 from $47.4 million in the second quarter of 1996. The increase is due to higher average borrowings in 1997 to fund the previously approved stock repurchase program coupled with higher interest rates.

The second quarter effective tax rate was 34.5 percent in 1997 compared to 34.9 percent in the second quarter of 1996.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1997
Page 10 of 19


Results of Operations - six months of 1997 vs. six months of 1996
-----------------------------------------------------------------

For the first six months of 1997 compared with the same period of 1996, revenue increased six percent to $1,967.5 million while net income increased 12 percent to $251.0 million. The factors that affected revenue and earnings performance included those cited for the second quarter of 1997 versus 1996.


Liquidity and Capital Resources
-------------------------------

The current ratio decreased to .64 to 1 as of June 30, 1997 from .67 to 1 as of December 31, 1996. The decrease is primarily due to the reclassification of $125 million of notes due in June 1998 to current portion of long term debt plus increased borrowing at the company's financial services subsidiaries.

In April 1997, Pitney Bowes International Holdings, Inc., a subsidiary of the company, issued an additional $100 million of variable term voting preferred stock to institutional investors in a private placement transaction. The preferred stock, $.01 par value, is entitled to cumulative dividends at rates set at auction, generally at 49 day intervals. The proceeds of the issuance were used to repay short-term borrowings. The Consolidated Statement of Income reflects the dividends as a minority interest in selling, service and administrative expense.

As part of the company's non-financial services shelf registrations, a medium-term note facility exists permitting issuance of up to $100 million in debt securities with maturities ranging from more than one year up to 30 years of which $32 million remain available at June 30, 1997. The company also has an additional $300 million remaining on its non-financial services shelf registrations filed with the Securities and Exchange Commission (SEC). Amounts available under credit agreements, shelf registrations and commercial paper and medium-term note programs, in addition to cash generated internally are expected to be sufficient to provide for financing needs in the next several years.

Pitney Bowes Credit Corporation (PBCC) has $250 million of unissued debt securities available from a shelf registration statement filed with the SEC in September 1995. Up to $250 million of medium-term notes may be offered under this registration statement. The $250 million available under this shelf registration statement should meet PBCC's financing needs for the next two years. PBCC also had unused lines of credit and revolving credit facilities totaling $1.5 billion at June 30, 1997, largely supporting its commercial paper borrowings.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1997
Page 11 of 19

The ratio of total debt to total debt and stockholders' equity, including the preferred stockholders' equity in a subsidiary company in total debt, was 63.6 percent at June 30, 1997 compared to 60.5 percent at December 31, 1996. This ratio was affected by the repurchase of 4,351,600 shares of common stock for $285.5 million in the first half of 1997. Book value was $14.47 per common share at June 30, 1997 compared to $15.11 at year-end 1996 principally as a result of the stock repurchase.

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

Capital Investments
-------------------

In the first half of 1997, net investments in fixed assets included $42.2 million in net additions to property, plant and equipment and $90.4 million in net additions to rental equipment and related inventories compared with $40.8 million and $93.5 million, respectively, in the same period in 1996. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile equipment for both new placements and upgrade programs.

As of June 30, 1997, commitments for the acquisition of property, plant and equipment included plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Regulatory Matters Update
-------------------------

In May 1996 the United States Postal Service (U.S.P.S.) issued a proposed schedule for the phase-out of mechanical meters in the U.S. marketplace. In accordance with the schedule, the company voluntarily halted new placements of mechanical meters in the U.S. as of June 1, 1996. The company is also actively pursuing removal from the market of all mechanical meters used by persons or firms who process mail for a fee. Further, the company agreed, in March 1997, to use its best efforts to remove from the market mechanical systems meters (meters that interface with mail machines or processors) by a revised target date of December 31, 1998. The company continues to make satisfactory progress in meeting the proposed withdrawal date of March 31, 1999 for stand-alone mechanical meters.

As of June 30, 1997, electronic and digital meters represented 67 percent of the company's U.S. installed base, up from 60 percent in December 1996. Based on the announced U.S.P.S. mechanical meter migration schedule and agreements reached to date with the U.S.P.S., the company believes that the plan will not cause a material adverse financial impact on the company.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1997
Page 12 of 19


In 1996 the U.S.P.S. announced proposed changes in future metering technology that would include the use of a digital, information-based indicia standard. Initial specifications for the information-based indicia standard were proposed in July 1996. Since then, the U.S.P.S. has invited public comment on the proposal, which remains under discussion and has not been finalized. At some undetermined date in the future, the U.S.P.S. believes that digital metering will eventually replace electronic metering in the U.S. The company supports a digital product migration strategy, and the company anticipates working with the U.S.P.S. to achieve a timely and effective substitution plan. However, until the U.S.P.S. finalizes standards for a digital information-based indicia (and clarifies transition to the new standard), the impact of this proposal, if any, on the company cannot be determined. The company has taken the lead in deploying digital meters in the marketplace.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1997
Page 13 of 19

Forward-looking Statements
--------------------------

The company cautions readers that any forward-looking statements (those which discuss the company's or management's current expectations as to the future) in this Form 10-Q or made by company management involve risks and uncertainties which may change based on various important factors. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

     -    changes in postal regulations

     -    timely development and acceptance of new products

     - success in gaining product approval in new markets where regulatory approval is required

     -    successful entry into new markets

     -    mailers'   utilization  of  alternative   means  of  communication  or
          competitors' products

     -    the company's success at managing customer credit risk.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1997
Page 14 of 19



Part II - Other Information
---------------------------

Item 1:  Legal Proceedings

In the course of normal business, the company is occasionally party to lawsuits. These may involve litigation by or against the company relating to, among other things:

     -    contractual rights under vendor, insurance or other contracts

     -    intellectual property or patent rights

     -    equipment, service or payment disputes with customers

     -    disputes with employees.

The company is currently a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the company's financial position or results of operations.

Item 4:  Submission of Matters to a Vote of Security Holders.

Below are the final results of the voting at the annual meeting of shareholders held on May 12, 1997:

Proposal 1 - Election of Directors

    Nominee                  For           Withheld
-----------------       -----------        --------
William E. Butler       122,494,177         718,322
Colin G. Campbell       122,494,738         717,761
David T. Kimball        122,515,529         696,970


Proposal 2 - Appointment of Price Waterhouse LLP as Independent Accountants

             For            Against            Abstain
         -----------        -------           --------
         122,721,020        178,531            312,948

Proposal 3 - Stockholder Proposal Relating to Coalition for Environmentally Responsible Economies Principles*

             For             Against           Abstain
          ---------         ----------       ---------
          9,202,174         95,771,073       9,469,668

     *This proposal had 8,769,584 Broker No Votes.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1997
Page 15 of 19


The following  other  directors  continued their term of office after the Annual
Meeting:

     Linda G. Alvarado                   Charles E. Hugel
     Marc C. Breslawsky                  Michael I. Roth
     Michael J. Critelli                 Phyllis Shapiro Sewell


Item 6:  Exhibits and Reports on Form 8-K.

   (a)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

           Reg. S-K         Status or                        Incorporation
           Exhibits         Description                      by Reference
           --------         -----------                      -------------

              (11)          Computation of earnings          See Exhibit (i)
                              per share.

              (12)          Computation of ratio of          See Exhibit (ii)
                              earnings to combined fixed
                              charges and preferred stock
                              dividends.

              (27)          Financial data schedule.         See Exhibit (iii)

   (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended June 30, 1997.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1997
Page 16 of 19



                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                     PITNEY BOWES INC.




August 14, 1997




                                     /s/ M. L. Reichenstein
                                     ----------------------------------------
                                     M. L. Reichenstein
                                     Vice President - Chief Financial Officer
                                     (Principal Financial Officer)


                                     /s/ A. F. Henock
                                     ----------------------------------------
                                     A. F. Henock
                                     Vice President - Controller
                                     and Chief Tax Counsel
                                     (Principal Accounting Officer)