Form 10-Q
period 1997-09-30
PITNEY BOWES INC /DE/
filed 1997-11-14
CIK 78814

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549-1004

                          F O R M 1 0 - Q




 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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
                          Telephone Number: (203) 356-5000



The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been  subject to such filing  requirements  for the past 90 days. Yes X
No_____                                                                      ---

Number of shares of common stock, $2 par value, outstanding as of October 31, 1997 is 141,828,297.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1997
Page 2 of 20
                                Pitney Bowes Inc.
                                      Index
                                -----------------

                                                                 Page Number
Part I - Financial Information:                                  -----------

   Consolidated Statement of Income -  Three and
      Nine Months Ended September 30, 1997 and 1996.........               3

   Consolidated Balance Sheet - September 30, 1997
      and December 31, 1996.................................               4

   Consolidated Statement of Cash Flows -
      Nine Months Ended September 30, 1997 and 1996.........               5

   Notes to Consolidated Financial Statements...............           6 - 8

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........          9 - 14


Part II - Other Information:

   Item 1:  Legal Proceedings...............................              15

   Item 6:  Exhibits and Reports on Form 8-K................              15

Signatures..................................................              16

Exhibit (i) -  Second Amendment to Pitney Bowes
                 1991 Stock Plan............................              17

Exhibit (ii) - Computation of Earnings per Share............              18

Exhibit (iii) - Computation of Ratio of Earnings to
                Combined Fixed Charges and Preferred
                Stock Dividends.............................              19

Exhibit (iv) - Financial Data Schedule......................              20

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1997
Page 3 of 20

                                   Part I - Financial Information
                                         Pitney Bowes Inc.
                                  Consolidated Statement of Income
                                             (Unaudited)
                                  --------------------------------

(Dollars in thousands, except per share data)

                                                                        Three Months Ended                   Nine Months Ended
                                                                              September 30,                       September 30,
                                                             ------------------------------      ------------------------------
                                                                     1997              1996              1997              1996
                                                             ------------      ------------      ------------      ------------
Revenue from:
  Sales ...............................................      $    449,904      $    404,194      $  1,317,483      $  1,198,847
  Rentals and financing ...............................           442,153           429,754         1,302,856         1,254,098
  Support services ....................................           120,671           116,766           359,870           346,971
                                                             ------------      ------------      ------------      ------------

    Total revenue .....................................         1,012,728           950,714         2,980,209         2,799,916
                                                             ------------      ------------      ------------      ------------

Costs and expenses:
  Cost of sales .......................................           265,563           248,757           788,861           745,560
  Cost of rentals and financing .......................           139,674           133,114           395,389           373,441
  Selling, service and administrative .................           339,717           323,554         1,001,508           954,661
  Research and development ............................            21,578            19,140            64,061            58,487
  Interest, net .......................................            51,026            49,699           151,475           145,682
                                                             ------------      ------------      ------------      ------------

    Total costs and expenses ..........................           817,558           774,264         2,401,294         2,277,831
                                                             ------------      ------------      ------------      ------------

Income before income taxes ............................           195,170           176,450           578,915           522,085
Provision for income taxes ............................            67,365            59,745           200,094           180,338
                                                             ------------      ------------      ------------      ------------

Net income ............................................      $    127,805      $    116,705      $    378,821      $    341,747
                                                             ============      ============      ============      ============


Net income per common and common equivalent share .....      $        .88      $        .78      $       2.57      $       2.27
                                                             ============      ============      ============      ============

Average common and common equivalent shares
  outstanding .........................................       145,583,564       150,238,719       147,250,113       150,866,658
                                                             ============      ============      ============      ============


Dividends declared per share of common stock ..........      $        .40      $       .345      $       1.20      $      1.035
                                                             ============      ============      ============      ============

Ratio of earnings to combined fixed charges
  and preferred stock dividends .......................              3.78              3.63              3.81              3.65
                                                             ============      ============      ============      ============

Ratio of earnings to fixed charges
  excluding minority interest .........................              4.07              3.81              4.06              3.84
                                                             ============      ============      ============      ============

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1997
Page 4 of 20

                                Pitney Bowes Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)
                           --------------------------
(Dollars in thousands)                                     September 30,       December 31,
                                                                    1997               1996
                                                           -------------       ------------
Assets
------
Current assets:
  Cash and cash equivalents............................    $     125,140       $    135,271
  Short-term investments, at cost which
    approximates market................................            1,955              1,500
  Accounts receivable, less allowances:
    9/97, $19,532; 12/96, $16,160......................          328,194            340,730
  Finance receivables, less allowances:
    9/97, $45,205; 12/96, $40,176......................        1,569,114          1,339,286
  Inventories (Note 2).................................          251,287            281,942
  Other current assets and prepayments.................          143,327            123,337
                                                           -------------       ------------

    Total current assets...............................        2,419,017          2,222,066

Property, plant and equipment, net (Note 3)............          484,995            486,029
Rental equipment and related
  inventories, net (Note 3)............................          822,121            815,306
Property leased under capital
  leases, net (Note 3).................................            4,569              5,848
Long-term finance receivables, less allowances:
  9/97, $72,576; 12/96, $73,561........................        3,201,266          3,450,231
Investment in leveraged leases.........................          678,889            633,682
Goodwill, net of amortization:
  9/97, $39,268; 12/96, $34,372........................          200,681            205,802
Other assets...........................................          430,756            336,758
                                                           -------------       ------------

Total assets...........................................    $   8,242,294       $  8,155,722
                                                           =============       ============

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities.............    $     866,995       $    849,789
  Income taxes payable.................................          128,447            212,155
  Notes payable and current portion of
    long-term obligations..............................        2,176,026          1,911,481
  Advance billings.....................................          342,281            331,864
                                                           -------------       ------------

    Total current liabilities..........................        3,513,749          3,305,289

Deferred taxes on income...............................          890,542            720,840
Long-term debt.........................................        1,171,301          1,300,434
Other noncurrent liabilities...........................          377,907            390,113
                                                           -------------       ------------

    Total liabilities..................................        5,953,499          5,716,676
                                                           -------------       ------------

Preferred stockholders' equity in a subsidiary
  company..............................................          300,000            200,000

Stockholders' equity:
  Cumulative preferred stock, $50 par
    value, 4% convertible..............................               41                 46
  Cumulative preference stock, no par
    value, $2.12 convertible...........................            2,250              2,369
  Common stock, $2 par value...........................          323,338            323,338
  Capital in excess of par value.......................           26,217             30,260
  Retained earnings....................................        2,654,122          2,450,294
  Cumulative translation adjustments...................          (65,890)           (31,297)
  Treasury stock, at cost..............................         (951,283)          (535,964)
                                                           -------------       ------------

    Total stockholders' equity.........................        1,988,795          2,239,046
                                                           -------------       ------------

Total liabilities and stockholders' equity.............    $   8,242,294       $  8,155,722
                                                           =============       ============

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1997
Page 5 of 20

                                Pitney Bowes Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                      ------------------------------------
(Dollars in thousands)                                                Nine Months Ended September 30,
                                                                      -------------------------------
                                                                           1997                  1996*
                                                                      ---------             ---------
Cash flows from operating activities:
  Net income......................................................    $ 378,821             $ 341,747
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization...............................      222,699               206,950
      Net change in the strategic focus initiative................            -               (12,145)
      Increase in deferred taxes on income........................      171,277                68,163
      Change in assets and liabilities:
        Accounts receivable.......................................        7,564                34,639
        Sales-type lease receivables..............................      (88,208)              (94,577)
        Inventories...............................................       25,951                36,685
        Other current assets and prepayments......................      (22,474)               (2,146)
        Accounts payable and accrued liabilities..................       23,837               (90,407)
        Income taxes payable......................................      (83,801)               11,951
        Advance billings..........................................       13,542                 7,491
      Other, net..................................................      (71,513)              (29,659)
                                                                      ---------             ---------

        Net cash provided by operating activities.................      577,695               478,692
                                                                      ---------             ---------

Cash flows from investing activities:
  Short-term investments..........................................         (713)                1,874
  Net investment in fixed assets..................................     (202,579)             (215,130)
  Net investment in direct-finance lease receivables..............       95,797                45,330
  Investment in leveraged leases..................................      (47,086)              (37,997)
  Investment in mortgage servicing rights.........................      (68,671)              (34,759)
  Other investing activities......................................       (3,025)               (9,783)
                                                                      ---------             ---------

        Net cash used in investing activities...........               (226,277)             (250,465)
                                                                      ---------             ---------

Cash flows from financing activities:
  Increase (decrease) in notes payable............................      387,937              (426,784)
  Proceeds from long-term obligations.............................            -               500,000
  Principal payments on long-term obligations.....................     (252,794)               (9,310)
  Proceeds from issuance of stock.................................       27,964                24,327
  Stock repurchases...............................................     (447,759)             (113,385)
  Proceeds from preferred stock issued by a
    subsidiary....................................................      100,000                     -
  Dividends paid..................................................     (174,993)             (154,912)
                                                                      ---------             ---------

        Net cash used in financing activities.....................     (359,645)             (180,064)
                                                                      ---------             ---------

Effect of exchange rate changes on cash...........................       (1,904)                  517
                                                                      ---------             ---------

(Decrease)increase in cash and cash equivalents...................      (10,131)               48,680

Cash and cash equivalents at beginning of period..................      135,271                85,352
                                                                      ---------             ---------

Cash and cash equivalents at end of period........................    $ 125,140             $ 134,032
                                                                      =========             =========

Interest paid.....................................................    $ 154,165             $ 158,164
                                                                      =========             =========

Income taxes paid.................................................    $ 112,180             $  96,708
                                                                      =========             =========

 *Certain prior year amounts have been reclassified to conform with the 1997 presentation.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1997
Page 6 of 20
                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
-------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. ("the company"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company as of September 30, 1997 and the results of its operations and cash flows for the nine months ended September 30, 1997 and 1996 have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 1996 Annual Report to Stockholders on Form 10-K and subsequent quarterly filings.

Note 2:
-------
Inventories are comprised of the following:

(Dollars in thousands)                               September 30,       December 31,
                                                              1997               1996
                                                     -------------       ------------

Raw materials and work in process...............     $      57,787       $     58,536
Supplies and service parts......................            96,183            103,182
Finished products...............................            97,317            120,224
                                                     -------------       ------------

Total...........................................     $     251,287       $    281,942
                                                     =============       ============

Note 3:
-------
Fixed assets are comprised of the following:

(Dollars in thousands)                               September 30,       December 31,
                                                              1997               1996
                                                     -------------       ------------

Property, plant and equipment...................     $   1,104,553       $  1,093,501
Accumulated depreciation........................          (619,558)          (607,472)
                                                     -------------       ------------

Property, plant and equipment, net..............     $     484,995       $    486,029
                                                     =============       ============

Rental equipment and related inventories........     $   1,635,894       $  1,634,111
Accumulated depreciation........................          (813,773)          (818,805)
                                                     -------------       ------------

Rental equipment and related inventories, net...     $     822,121       $    815,306
                                                     =============       ============

Property leased under capital leases............     $      20,457       $     24,124
Accumulated amortization........................           (15,888)           (18,276)
                                                     -------------       ------------

Property leased under capital leases, net.......     $       4,569       $      5,848
                                                     =============       ============

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1997
Page 7 of 20

Note 4:
-------
Revenue and operating profit by business segment for the three and nine months ended September 30, 1997 and 1996 were as follows:

                                                   Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                              -----------------------       -----------------------
(Dollars in thousands)                              1997         1996             1997         1996
                                              ----------   ----------       ----------   ----------
Revenue
   Business equipment...................      $  779,672     $725,947       $2,304,156   $2,155,373

   Business services....................         142,270      121,796          408,721      354,220

   Commercial and industrial financing
     Large-ticket external..............          49,446       50,705          149,071      153,782
     Small-ticket external..............          41,340       52,266          118,261      136,541
                                              ----------   ----------       ----------   ----------
     Total..............................          90,786      102,971          267,332      290,323
                                              ----------   ----------       ----------   ----------

Total revenue..........................       $1,012,728   $  950,714       $2,980,209   $2,799,916
                                              ==========   ==========       ==========   ==========

Operating Profit: (1)
   Business equipment...................      $  186,436     $163,978       $  542,464   $  477,077
   Business services....................          13,413       10,210           35,692       28,777
   Commercial and industrial financing..          13,322       20,900           48,556       61,013
                                              ----------   ----------       ----------   ----------

Total operating profit.................       $  213,171   $  195,088       $  626,712   $  566,867
                                              ==========   ==========       ==========   ==========

(1)Operating profit excludes general corporate expenses, income taxes, and net interest other than that related to the financial services operations.

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

                                            1997                    1996
                                    -------------------      -------------------
                                    Basic      Diluted       Basic      Diluted
                                    --------   --------      --------   --------
Three months ended September 30     $    .89   $    .88      $    .78   $    .78
                                    ========   ========      ========   ========

Nine months ended September 30      $   2.60   $   2.57      $   2.29   $   2.27
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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1997
Page 8 of 20


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

Note 6:
-------
On August 21, 1997, the company announced that it had entered into an agreement with GATX Capital Corporation ("GATX Capital"), a subsidiary of GATX Corporation, that will reduce the company's external large-ticket finance portfolio by approximately $1.2 billion. This represents approximately 50 percent of the company's current external large-ticket portfolio. The agreement reflects the company's ongoing strategy of focusing on fee- and service-based revenue rather than asset-based income.

Under the terms of the agreement, the company will transfer external large-ticket finance assets through a sale to GATX Capital and a limited liability company ("the transfer"). The company expects to receive approximately $1 billion in cash through the end of the year and an initial equity interest of $175 million in the limited liability company which will hold the beneficial interest in the assets.

This transaction is subject to a number of conditions to closing, which include certain regulatory approvals. As of September 30, 1997, the company had received $193 million as part of the transaction and on November 6, 1997 received an additional $475 million in proceeds. The remainder of the transaction is expected to close prior to the end of 1997. There is no assurance, however, that it will close in a timely manner, or at all.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1997
Page 9 of 20

                                Pitney Bowes Inc.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                -------------------------------------------------

Results of Operations - third quarter of 1997 vs. third quarter of 1996
-----------------------------------------------------------------------
Revenue increased seven percent to $1,012.7 million compared to $950.7 million in the third quarter of 1996. Net income increased 10 percent to $127.8 million from $116.7 million in the same period in 1996. Earnings per share grew to 88 cents, a 13 percent increase from third quarter 1996. Revenue growth was nine percent, excluding revenue from large-ticket external financing and a small-ticket external asset sale during the third quarter of 1996 as well as prior year revenue from businesses in Australia from which, as previously announced, the company exited in 1996.

Third quarter 1997 revenue included $449.9 million from sales, up 11 percent from $404.2 million in the third quarter of 1996; $442.1 million from rentals and financing, up three percent from $429.7 million; and $120.7 million from support services, up three percent from $116.8 million.

In the Business Equipment segment, which includes Mailing, Facsimile and Copier Systems and related financing, revenue grew seven percent and operating profit increased 14 percent during the third quarter.

Mailing Systems' seven percent revenue increase during the quarter was driven by strong equipment sales in the U.S. Mailing and Production Mail businesses. The conversion of U.S. Mailing Systems' customers to more advanced technology continued during the quarter, with electronic and digital meters comprising approximately 70 percent of the installed base up from 60 percent in December
1996 and 55 percent in September 1996 (See Regulatory Matters Update below). Growth in Mailing Systems' revenue for the quarter has been partially offset by last year's strategic decision to exit non-profitable businesses in Australia.

Revenue from Facsimile Systems grew 10 percent in the third quarter 1997 driven by steady increases in the installed base of rental machines and supply sales.

Copier Systems' revenue increased nine percent in the third quarter driven by solid equipment sales. Rental revenue was also strong, resulting from new product introductions and geographic expansion. Buyers Laboratory recently named the Pitney Bowes copier line as "Line of the Year" with a record seven Pitney Bowes copiers named "Picks of the Year", the most by any copier vendor in the history of the award.

In the Business Services segment third quarter revenue grew 17 percent and operating profit grew 31 percent. The segment includes Pitney Bowes Management Services ("PBMS") and Atlantic Mortgage and Investment Corporation ("AMIC"). Revenue for PBMS grew due to continued expansion of its commercial contract base and its increased presence in the U.K. AMIC achieved excellent

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1997
Page 10 of 20


growth through aggressive expansion of its fee-based revenue. These service businesses have benefited from strong customer base growth and a renewed focus on operational efficiencies.

In accordance with management's previously announced strategy to concentrate on fee- and service-based revenue rather than asset-based income, the company entered into an agreement with GATX Capital which will reduce the company's large-ticket external portfolio by approximately $1.2 billion (Note 6). In line with such strategy, the Commercial and Industrial Financing segment's revenue and operating profit declined 12 percent and 36 percent, respectively. However, the revenue comparison was unfavorably impacted by revenue from a small-ticket external asset sale during the third quarter of 1996. The unfavorable operating profit comparison included the impact of a charge for costs and asset valuation related to the transfer. Excluding the items noted above, revenue was down one percent and operating profit declined two percent.

The ratio of cost of sales to sales revenue decreased from 61.5 percent in the third quarter 1996 to 59.0 percent in 1997. The improvement was due to the product mix at U.S. Mailing towards higher-margin products, favorable purchase and maintenance variances and higher-margin supply sales in the Facsimile business. The improvement was offset, in part, by the continued growth of the lower-margin facilities management business which includes most of its expenses in cost of sales.

The ratio of cost of rentals and financing to rentals and financing revenue increased to 31.6 percent in the third quarter 1997 from 31.0 percent in the same prior year period. The company had ceased placing mechanical meters in 1996 as a result of the meter migration requirements, resulting in lower related costs in that period. Since then, the increased new placements of electronic and digital meters has led to additional depreciation expense, impacting this ratio. The cost of rentals and financing also includes the charge related to the transfer, as mentioned above.

Selling, service and administrative expenses as a percentage of revenue improved to 33.5 percent in the third quarter 1997 from 34.0 percent in the same period in 1996. The improvement in this ratio is due primarily to the continued emphasis on controlling operating expenditures and reduced expense levels in Australia as a result of exiting certain businesses in 1996.

Research and development expenses increased 12.7 percent to $21.6 million in the third quarter of 1997 compared to the third quarter of the previous year. The increase reflects the company's continued commitment to developing new technologies for its digital meters and other mailing and software products.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1997
Page 11 of 20


Net interest expense increased to $51.0 million in the third quarter of 1997 from $49.7 million in the third quarter of 1996. The increase is due mainly to higher average borrowings in 1997 to fund the previously approved stock repurchase program.

The third quarter effective tax rate was 34.5 percent in 1997 compared to 33.9 percent in the third quarter of 1996.

Net income increased 10 percent to $127.8 million for the third quarter of 1997 from $116.7 million for the same period in 1996 due to the factors discussed above. Earnings per share increased 13 percent to 88 cents compared with 78 cents in 1996 due to the increase in net income as well as the decrease in average shares outstanding as a result of the company's share repurchase program.


Results of Operations - nine months of 1997 vs. nine months of 1996
-------------------------------------------------------------------
For the first nine months of 1997 compared with the same period of 1996, revenue increased six percent to $2,980.2 million while net income increased 11 percent to $378.8 million. The factors that affected revenue and earnings performance included those cited for the third quarter of 1997 versus 1996.


Liquidity and Capital Resources
-------------------------------
The current ratio remained essentially unchanged at September 30, 1997 and December 31, 1996 at .69 to 1 and .67 to 1, respectively. Working capital at September 30, 1997 and December 31, 1996 also remained at comparable levels.

In April 1997, Pitney Bowes International Holdings, Inc., a subsidiary of the company, issued an additional $100 million of variable-term voting preferred stock to institutional investors in a private placement transaction. The preferred stock, $.01 par value, is entitled to cumulative dividends at rates set at auction, generally at 49 day intervals. The proceeds of the issuance were used to repay short-term borrowings. The Consolidated Statement of Income reflects the dividends as a minority interest in selling, service and administrative expense.

As part of the company's non-financial services shelf registrations, a medium-term note facility exists permitting issuance of up to $100 million in debt securities with maturities ranging from more than one year up to 30 years of which $32 million remained available at September 30, 1997. The company has also an additional $300 million remaining on its non-financial services shelf registrations filed with the Securities and Exchange Commission ("SEC"). Amounts available under credit agreements, shelf registrations and commercial paper and medium-term note programs, in addition to cash generated internally are expected to be sufficient to provide for financing needs in the next several years.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1997
Page 12 of 20


Pitney Bowes Credit Corporation ("PBCC") has $250 million of unissued debt securities available from a shelf registration statement filed with the SEC in September 1995. Up to $250 million of medium-term notes may be offered under this registration statement. The $250 million available under this shelf registration statement should meet PBCC's financing needs for the next two years. PBCC also had unused lines of credit and revolving credit facilities totaling $1.6 billion at September 30, 1997, largely supporting its commercial paper borrowings.

The ratio of total debt to total debt and stockholders' equity, including the preferred stockholders' equity in a subsidiary company in total debt, was 64.8 percent at September 30, 1997 compared to 60.5 percent at December 31, 1996. This ratio was affected by the repurchase of nearly 6.4 million shares of common stock for approximately $448 million in the first nine months of 1997. Book value was $13.96 per common share at September 30, 1997 compared to $15.11 at year-end 1996 principally as a result of the stock repurchase.

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

On October 6, 1997, the board of directors approved a two-for-one stock split of the company's common stock effected in the form of a stock dividend to stockholders of record on December 29, 1997, subject to the approval by the stockholders at a stockholders meeting to be held on December 18, 1997 of an amendment to the Restated Certificate of Incorporation, increasing the number of authorized shares of common stock from 240 million to 480 million and reducing the par value per share of common stock from $2 to $1.

Capital Investments
-------------------
In the first nine months of 1997, net investments in fixed assets included $66.7 million in net additions to property, plant and equipment and $135.9 million in net additions to rental equipment and related inventories compared with $62.9 million and $152.7 million, respectively, in the same period in 1996. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment for both new placements and upgrade programs.

As of September 30, 1997, commitments for the acquisition of property, plant and equipment included plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1997
Page 13 of 20

Regulatory Matters Update
-------------------------
In May 1996, the United States Postal Service ("U.S.P.S.") issued a proposed schedule for the phase-out of mechanical meters in the United States marketplace. In accordance with the schedule, the company voluntarily halted new placements of mechanical meters in the U.S. as of June 1, 1996. The company is also actively pursuing removal from the market of all mechanical meters used by persons or firms who process mail for a fee. Further, the company agreed, in March 1997, to use its best efforts to remove from the market mechanical systems meters (meters that interface with mail machines or processors) by a revised target date of December 31, 1998.

The company continues to make satisfactory progress in meeting the proposed withdrawal date of March 31, 1999 for stand-alone mechanical meters.

As of September 30, 1997, electronic and digital meters represented approximately 70 percent of the company's U.S. installed base, up from 60 percent in December 1996. Based on the announced U.S.P.S. mechanical meter migration schedule and agreements reached to date with the U.S.P.S., the company believes that the plan will not cause a material adverse financial impact on the company.

In 1996 the U.S.P.S. announced proposed changes in future metering technology that would include use of a digital, information-based indicia standard. Initial specifications for the information-based indicia standard were proposed in July 1996. The U.S.P.S. has invited public comment on the proposal, which remains under discussion and subject to revision until finalized. At some undetermined date in the future, the U.S.P.S. believes that digital metering will eventually replace electronic metering in the United States. The company supports a digital product migration strategy, and the company anticipates working with the U.S.P.S. to achieve a timely and effective substitution plan. However, until the U.S.P.S. finalizes standards for a digital information-based indicia (and clarifies transition to the new standard), the impact of this proposal, if any, on the company cannot be determined. The company has taken the lead in deploying digital meters in the marketplace.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1997
Page 14 of 20

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1997
Page 15 of 20

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

Item 6:  Exhibits and Reports on Form 8-K.

   (a)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

           Reg. S-K    Status or                         Incorporation
           Exhibits    Description                       by Reference
           --------    ------------------------------    ------------

              (10)     Second Amendment to Pitney        See Exhibit (i)
                         Bowes 1991 Stock Plan

              (11)     Computation of earnings           See Exhibit (ii)
                         per share

              (12)     Computation of ratio of           See Exhibit (iii)
                         combined earnings to fixed
                         charges and preferred stock
                         dividends

              (27)     Financial Data Schedule           See Exhibit (iv)

(b) Reports on Form 8-K

       On August 21, 1997, the company filed a Form 8-K disclosing the agreement between the company and GATX Capital.

       On October 7, 1997, the company filed a Form 8-K reporting the approval by the board of directors of a two-for-one stock split subject to stockholder approval of an amendment to the Restated Certificate of Incorporation.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1997
Page 16 of 20





                                   Signatures
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   PITNEY BOWES INC.




November 13, 1997




                                   /s/ M. L. Reichenstein
                                   ----------------------
                                   M. L. Reichenstein
                                   Vice President - Chief Financial Officer
                                   (Principal Financial Officer)



                                   /s/ A. F. Henock
                                   ----------------
                                   A. F. Henock
                                   Vice President - Controller
                                   and Chief Tax Counsel
                                   (Principal Accounting Officer)