Form 10-K
period 1997-12-31
PITNEY BOWES INC /DE/
filed 1998-03-27
CIK 78814

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549-1004
                                   FORM 10-K


 X  ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934
    [FEE REQUIRED]
For the year ended December 31, 1997

                               OR
 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    [NO FEE REQUIRED]
For the transition period from ____________to _______________


Commission file number 1-3579

                               PITNEY BOWES INC.

State of Incorporation                           IRS Employer Identification No.
   Delaware                                             06-0495050
                              World Headquarters
                       Stamford, Connecticut  06926-0700
                       Telephone Number:  (203) 356-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
    Title of each class                             which registered
    -------------------                             ------------------------

   Common Stock ($1 par value)                      New York Stock Exchange

   $2.12 Convertible Cumulative                     New York Stock Exchange
   Preference Stock (no par value)

   Preference Share Purchase Rights                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

    4% Convertible Cumulative Preferred Stock ($50 par value)

The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ____
     ----

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock (common stock and $2.12 preference stock) held by non-affiliates of the Registrant as of March 13, 1998 is $13,864,709,736.

Number of shares of common stock, $1 par value, outstanding as of March 13, 1998 is 279,334,236.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Only the following portions of the Pitney Bowes Inc. 1997 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Form 10-K Annual Report.

    (a)  Financial Statements, pages 27 to 46.
    (b) Management's Discussion and Analysis of Results of Operations and Financial Condition and Summary of Selected Financial Data on pages 17 to 26 excluding the information on page 25 relating to Dividend Policy.
    (c)  Stock Exchanges and Stock Information, on page 47.

2. Pitney Bowes Inc. Notice of the 1998 Annual Meeting and Proxy Statement dated April 3, 1998 pages 3, 4, 7, 8-13 and portions of pages 2, 6, 14, 17 and 18 are incorporated by reference into Part III of this Form 10-K Annual Report.

                                    PART I
                                    ------

Item 1.  Business
         --------

Pitney Bowes Inc. and its subsidiaries (the company) operate within three industry segments: business equipment, business services, and commercial and industrial financing. The company operates in two geographic areas: the United States and outside the U.S. Financial information concerning revenue, operating profit and identifiable assets by industry segment and geographic area appears on pages 44 and 45 of the Pitney Bowes Inc. 1997 Annual Report to Stockholders and is incorporated herein by reference.

Business Equipment.  Business equipment consists of four product, supplies and
------------------
service classes: mailing systems, copier systems, facsimile systems and related financing. The products are sold, rented or financed by the company, while supplies and services are sold. Some of the company's products are sold through dealers outside the U.S.

Mailing systems include postage meters, mailing machines, address hygiene software, manifest systems, letter and parcel scales, mail openers, mailroom furniture, folders, and paper handling and shipping equipment.

Copier systems include a wide range of copying systems and supplies. Facsimile systems include a wide range of facsimile systems and supplies. The company has recently combined its Copier Systems and Facsimile Systems businesses into a new Office Systems division.

The financial services operations provide lease financing for the company's products in the U.S., Canada, the United Kingdom, Germany, France, Norway, Ireland and Australia.

Consolidated financial services operations financed 36 percent of consolidated sales from continuing operations in 1997, and 39 percent in 1996 and 1995. The lower percentage of sales financed compared to 1995 and 1996 is due mainly to the impact of increased sales revenue from our facilities management business which does not use traditional financing services used by the other businesses within the company. Consolidated financial services operations financed approximately 77 percent of leasable sales in 1997, 1996 and 1995.

The company sold its Dictaphone Corporation (Dictaphone) and Monarch Marking Systems, Inc. (Monarch) subsidiaries in 1995. Dictaphone and Monarch have been classified in the Consolidated Statements of Income as discontinued operations; revenue and income from continuing operations exclude the results of Dictaphone and Monarch for all periods presented. (See Note 13, Discontinued operations, of the Notes to the Consolidated Financial Statements in the Pitney Bowes Inc. 1997 Annual Report to Stockholders.)

Business Services.  Business services consists of facilities management and
-----------------
mortgage servicing.

Facilities management services are provided by the company's Pitney Bowes Management Services, Inc. subsidiary (P.B.M.S.). P.B.M.S. is a leader in providing on-and off-site services which help customers manage the creation, processing, storage, retrieval, distribution and tracking of documents and messages in both paper and digital form. P.B.M.S. provides customers with a variety of business support services to manage mail, copy and reprographic centers, facsimile, electronic printing and imaging services, and records management.

Mortgage servicing is provided by Atlantic Mortgage & Investment Corporation (A.M.I.C.), a wholly-owned subsidiary of Pitney Bowes Credit Corporation. A.M.I.C. provides billing, collecting and processing services for major investors in residential first mortgages.

Commercial and Industrial Financing.  The commercial and industrial financing
-----------------------------------
segment, which is shifting its strategic focus to fee-based financial services, provides large-ticket financing programs, covering a broad range of products, and other financial services to the commercial and industrial markets in the U.S. Products financed include both commercial and non-commercial aircraft, over-the-road trucks and trailers, locomotives, railcars, rail and bus facilities and high-technology equipment such as data processing and communications equipment. The finance operations have also participated, on a select basis, in certain other types of financial transactions including: sales of lease transactions, senior secured loans in connection with acquisitions, leveraged buyout and recapitalization financings and certain project financings. The company also provides small-ticket lease financing services to small and medium-sized businesses throughout the United States, marketing exclusively through a nationwide network of brokers and independent lessors.

Support Services.  The company maintains extensive field service organizations
----------------
in the U.S. and certain other countries to provide support services to customers who have rented, leased or purchased equipment. Such support services, provided primarily on the basis of annual maintenance contracts, accounted for approximately 12 percent of revenue in 1997, 1996 and 1995.

Marketing.  The company's products and services are marketed through an
---------
extensive network of offices in the U.S. and through a number of subsidiaries and independent distributors and dealers in many countries throughout the world as well as through direct marketing and outbound telemarketing. The company sells to a variety of business, governmental, institutional and other organizations. It has a broad base of customers, and is not dependent upon any one customer or type of customer for a significant part of its business. The company does not have significant backlog or seasonality relating to its businesses.

Operations Outside the United States.  The company's manufacturing operations
------------------------------------
outside the U.S. are in the United Kingdom.

Competition.  The company has historically been a leading supplier of certain
-----------
products and services in its business segments, particularly postage meters and mailing machines. However, all segments have strong competition from a number of companies. In particular, it is facing competition in many countries for new placements from several postage meter and mailing machine suppliers, and its mailing systems products face competition from products and services offered as alternative means of message communications. P.B.M.S., a market leader in providing mail and related support services to the corporate, financial services, and professional services markets, competes against national, regional and local firms specializing in facilities management. The company believes that its long experience and reputation for product quality, and its sales and support service organizations are important factors in influencing customer choices with respect to its products and services.

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

Research and Development/Patents.  The company has research and development
--------------------------------
programs that are directed towards developing new products and service methods. Expenditures on research and development totaled $89.5 million, $81.7 million, and $81.8 million in 1997, 1996 and 1995, respectively.

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

Material Supplies.  The company believes it has adequate sources for most parts
-----------------
and materials for the products it manufactures. However, products manufactured by the company rely to an increasing extent on microelectronic components, and temporary shortages of these components have occurred from time to time due to the demands by many users of such components.

The company purchases copiers, facsimile equipment and scales primarily from Japanese suppliers. The company believes that it has adequate sources available to it for the foreseeable future for such products.

Environmental Regulation.  The company is subject to federal, state and local
------------------------
laws and regulations relating to the environment and is currently named as a member of various groups of potentially responsible parties in administrative or court proceedings. As we previously announced, in 1996 the Environmental Protection Agency (EPA) issued an administrative order directing the company to be part of a soil cleanup program at the Sarney Farm site in Amenia, New York. The site was operated as a landfill between the years 1968 and 1970 by parties unrelated to the company, and wastes from a number of industrial sources were disposed of there. The company does not concede liability for the condition of the site, but is working with the EPA to identify, and then seek reimbursement from, other potentially responsible parties. The company estimates the total cost of our remediation effort to be in the range of $3 million to $5 million for the soil remediation program.

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

Regulatory Matters.  In June 1995, the United States Postal Service (U.S.P.S.)
------------------
finalized and issued regulations governing the manufacture, distribution and use of postage meters. These regulations cover four general categories: meter security, administrative controls, Computerized Meter Resetting Systems and other issues. The company continues to comply with these regulations in its ongoing postage meter operations.

In May 1996, the U.S.P.S. issued a proposed schedule for the phaseout of mechanical meters in the U.S. Between May 1996 and March 1997 the company worked with the U.S.P.S. to negotiate a revised mechanical meter migration schedule which better reflected the needs of existing mechanical meter users and minimized any potential negative financial impact on the company. The final schedule agreed to with the U.S.P.S. is as follows:

 . as of June 1, 1996, new placements of mechanical meters would no longer be permitted; replacements of mechanical meters previously licensed to customers would be permitted prior to the applicable suspension date for that category of mechanical meter

 . as of March 1, 1997, use of mechanical meters by persons or firms who process mail for a fee would be suspended and would have to be removed from service

 . as of December 31, 1998, use of mechanical meters that interface with mail machines or processors ("systems meters") would be suspended and would have to be removed from service

 . as of March 1, 1999, use of all other mechanical meters ("stand-alone meters") would be suspended and have to be removed from service

Based on the foregoing schedule, the company believes that the phaseout of mechanical meters will not cause a material adverse financial impact on the company.

As a result of the company's aggressive efforts to meet the U.S.P.S. mechanical meter migration schedule combined with the company's ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represented 25% of the company's installed U.S. meter base at December 31, 1997, compared with 40% at December 31, 1996. At December 31, 1997, 75% of the company's installed U.S. meter base was electronic or digital, compared to 60% at December 31, 1996.

In May 1995, the U.S.P.S. publicly announced its concept of its Information Based Indicia Program (IBIP) for future postage evidencing devices. As initially stated by the U.S.P.S., the purpose of the program was to develop a new standard for future digital postage evidencing devices which significantly enhanced postal revenue security and supported expanded U.S.P.S. value-added services to mailers. The program would consist of the development of four separate specifications:

 . the Indicium specification - the technical specifications for the indicium to be printed

 . a Postal Security Device specification - the technical specification for the device that would contain the accounting and security features of the system

 .  a Host specification

 .  a Vendor Infrastructure specification

In July 1996, the U.S.P.S. published for public comment draft specifications for the Indicium, Postal Security Device and Host specifications. The company submitted extensive comments to these specifications in November 1996. Revised specifications were then published in 1997 which incorporated many of the changes recommended by the company in its prior comments, including the recommendation that IBIP apply only to the personal computer (PC) environment and not apply at the present time to other digital postage evidencing systems. The company submitted comments to these revised specifications. Also, in March 1997 the U.S.P.S. published for public comment the Vendor Infrastructure specification to which the company responded on June 27, 1997. As of December 31, 1997, the U.S.P.S. had not yet finalized the four IBIP specifications; however, the company has developed a PC product which satisfies the proposed IBIP specifications. This product is currently undergoing testing by the U.S.P.S. and is expected to be ready for market when final approval of the specifications is issued.

Employee Relations.  At December 31, 1997, 25,351 persons were employed by the
------------------
company in the U.S. and 4,550 outside the U.S. Employee relations are considered to be satisfactory. The great majority of employees are not represented by any labor union. Management follows the policy of keeping employees informed of its decisions, and encourages and implements employee suggestions whenever practicable.

Item 2.  Properties
         ----------

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

Business Equipment.  Business equipment products are manufactured in a number of
------------------
plants principally in Connecticut, as well as in Harlow, England. Most of these facilities are owned by the company. At December 31, 1997, there were 173 sales, support services, and finance offices, substantially all of which are leased, located throughout the U.S. and in a number of other countries. Executive and administrative offices of the financing operations within the U.S. are located in Shelton, Connecticut. Offices of the financing operations outside the U.S. are maintained in London, England; Heppenheim, Germany; Paris, France; Mississauga, Ontario, Canada; French's Forest, Australia; Oslo, Norway; and Dublin, Ireland.

Business Services.  The company's P.B.M.S. subsidiary is headquartered in
-----------------
Stamford, Connecticut and leases facilities in 27 cities located throughout the U.S. as well as in Toronto, Ontario, Canada; and London, England. The Atlantic Mortgage and Investment Corporation operates in Jacksonville, Florida.

Commercial and Industrial Financing.  Pitney Bowes Credit Corporation leases
-----------------------------------
executive and administrative offices in Shelton, Connecticut and Portland, Oregon. The executive and administrative office in Shelton, Connecticut is owned by Pitney Bowes Inc. There are ten leased regional and district sales offices located throughout the U.S.

Item 3. Legal Proceedings
        -----------------

In the course of normal business, the company is occasionally party to lawsuits. These may involve litigation by or against the company relating to, among other things:

 .  contractual rights under vendor, insurance or other contracts

 .  intellectual property or patent rights

 .  equipment, service or payment disputes with customers

 .  disputes with employees

The company is currently a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

Below are the final results of the voting at the special meeting of shareholders held on December 18, 1997:

Proposal: Amendment of the company's Restated Certificate of Incorporation increasing authorized shares of common stock from 240 million to 480 million, and correspondingly reducing the par value of the common stock per share from $2.00 to $1.00 in order to effect a two-for-one split of the company's common stock.


    FOR                          AGAINST                        ABSTAIN
-----------                   ---------------                 -------------
122,885,507                      163,418                        412,386


Executive Officers of the Registrant
------------------------------------
                                                                               Executive
                                                                                Officer
Name                                 Age  Title                                  Since
-----------------------------------  ---  -----------------------------------   -------
Michael J. Critelli                   49  Chairman and Chief                      1988
                                          Executive Officer
Marc C. Breslawsky                    55  President and Chief                     1985
                                          Operating Officer
Amy C. Corn                           44  Corporate Secretary and Senior          1996
                                          Associate General Counsel
Meredith B. Fischer                   45  Vice President, Corporate Marketing     1996
                                          and Chief Communications Officer
Arlen F. Henock                       41  Vice President - Controller and         1996
                                          Chief Tax Counsel
Matthew S. Kissner                    43  President, Pitney Bowes                 1997
                                          Financial Services
Murray D. Martin                      50  President, Pitney Bowes                 1998
                                          International
John N. D. Moody                      53  President, U.S. Mailing Systems         1997
Sara E. Moss                          51  Vice President and General Counsel      1996
Murray L. Reichenstein                60  Vice President and Chief                1996
                                          Financial Officer
Douglas A. Riggs                      53  Vice President and Chief Corporate      1988
                                          Affairs Officer
Dennis M. Roney                       55  President, Pitney Bowes                 1998
                                          Office Systems
Johnna G. Torsone                     47  Vice President and Chief                1993
                                          Personnel Officer
Joseph E. Wall                        46  Vice President and Chief Technology     1996
                                          Officer


There is no family relationship among the above officers, all of which have served in various corporate, division or subsidiary positions with the company for at least the past five years except M.S. Kissner, S.E. Moss, M.L. Reichenstein and J.E. Wall.

Mr. Kissner, who was President, Pitney Bowes Credit Corporation since 1995, joined the company from Bankers Trust Company where he had been Managing Director since 1993. Mr. Kissner assumed his duties as President, Pitney Bowes Financial Services effective June, 1997.

Ms. Moss joined the company from the New York law firm of Howard, Darby & Levin, where she had been a Senior Partner since 1985. Before joining Howard, Darby & Levin, Ms. Moss was an Assistant United States Attorney in the Southern District of New York. Ms. Moss served as a law clerk for the Honorable Constance Baker Motley, United States District Judge, Southern District of New York.

Mr. Reichenstein joined the company with over 31 years of experience with Ford Motor Company. During his time with Ford he held a variety of positions of increasing responsibility in the U.S. and Europe, including Director of Manufacturing Services, Vice President, Car Product Planning, and Chief Financial Officer, Ford Europe; Vice President & Controller of Ford Automotive Operations Worldwide; and Vice President & Controller of Ford Motor Company.

Dr. Wall was most recently the Vice President - Technology of Emerson Electric, which he joined in 1986 as Director of Research and Development for its since-divested Rosemount Aerospace Division. Prior to joining Emerson, Dr. Wall held positions of increasing responsibility at Honeywell, including Section Chief and Senior Principal Research Engineer.


                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Stock and Related Stockholders'
         ------------------------------------------------------------------
         Matters
         -------

The sections entitled "Stock Exchanges" and "Stock Information" on page 47 of the Pitney Bowes Inc. 1997 Annual Report to Stockholders are incorporated herein by reference. At December 31, 1997, the company had 31,092 common stockholders of record.

Item 6.  Selected Financial Data
         -----------------------

The section entitled "Summary of Selected Financial Data" on page 26 of the Pitney Bowes Inc. 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

The section entitled "Management's Discussion and Analysis" on pages 17 to 25 of the Pitney Bowes Inc. 1997 Annual Report to Stockholders is incorporated herein by reference, except for the section on page 25 relating to "Dividend Policy".

The section under "Legal, Environmental and Regulatory Matters" titled "Regulation" on page 24 of the "Management's Discussion and Analysis" incorporated herein by reference as mentioned above should be read in conjunction with the discussion under "Regulatory Matters" in Part I, Item 1 on page 5 of this Annual Report on Form 10-K.

The company wants to caution readers that any forward-looking statements (those which talk about the company's or management's current expectations as to the future) in this Form 10-K or made by company management involve risks and uncertainties which may change based on various important factors. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

 .    changes in postal regulations
 .    timely development and acceptance of new products
 .    success in gaining product approval in new markets where regulatory approval is required
 .    successful entry into new markets
 .    mailer's utilization of alternative means of communication or competitors'
     products
 .    the company's success at managing customer credit risk

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

The financial statements, together with the report thereon of Price Waterhouse LLP dated January 26, 1998, appearing on pages 27 to 46 of the Pitney Bowes Inc. 1997 Annual Report to Stockholders are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None.
                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

Except for information regarding the company's executive officers (see "Executive Officers of the Registrant" on page 8 of this Form 10-K), the information called for by this Item is incorporated herein by reference to the sections entitled "Election of Directors" and "Security Ownership of Directors and Executive Officers" on pages 2 to 4 and 6 to 7 of the Pitney Bowes Inc. Notice of the 1998 Annual Meeting and Proxy Statement.

Item 11.  Executive Compensation
          ----------------------

The sections entitled "Directors' Compensation", "Stock Performance Graph", "Executive Officer Compensation", "Severance and Change of Control Arrangements" and "Pension Benefits" on pages 8 to 14 and 17 to 18 of the Pitney Bowes
Inc. Notice of the 1998 Annual Meeting and Proxy Statement are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The section entitled "Security Ownership of Directors and Executive Officers" on pages 6 to 7 of the Pitney Bowes Inc. Notice of the 1998 Annual Meeting and Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

None.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a) 1. Financial statements - see Item 8 on page 10 and "Index to Financial Schedules" on page 17.

     2. Financial statement schedules - see "Index to Financial Schedules" on page 17.

     3. Exhibits (numbered in accordance with Item 601 of Regulation S-K).


Reg. S-K                                           Status or Incorporation
Exhibits          Description                              by Reference
--------    -------------------------       -----------------------------------------
(3)(a)      Restated Certificate of         Incorporated by reference to Exhibit (3a)
            Incorporation, as amended       to Form 10-K as filed with the Commission
                                            on March 30, 1993. (Commission file number
                                            1-3579)

   (a.1)    Certificate of Amendment        Exhibit (i)
            to the Restated Certifi-
            cate of Incorporation (as
            amended May 29, 1996)

   (b)      By-laws, as amended             Incorporated by reference to Exhibit (3b)
                                            to Form 10-K as filed with the Commission
                                            on April 1, 1996. (Commission file number
                                            1-3579)

(4)(a)      Form of Indenture dated         Incorporated by reference to Exhibit (4a)
            as of November 15, 1987         to Form 10-K as filed with the Commission
            between the company and         on March 24, 1988. (Commission file number
            Chemical Bank, as               1-3579)
            Trustee

   (b)      Form of Debt Securities         Incorporated by reference to Exhibit (4b)
                                            to Form 10-K as filed with the Commission
                                            on March 24, 1988. (Commission file number
                                            1-3579)

   (c)      Form of First Supplemental      Incorporated by reference to Exhibit (1)
            Indenture dated as of June 1,   to Form 8-K as filed with the Commission on
            1989 between the company and    June 16, 1989. (Commission file number 1-3579)
            Chemical Bank, as Trustee

   (d)      Form of Indenture dated as      Incorporated by reference to Exhibit (4.1)
            of April 15, 1990 between       to Registration Statement on Form S-3
            the company and Chemical        (No. 33-33948) as filed with the Commission
            Bank, as successor to Man-      on March 28, 1990.
            ufacturers Hanover Trust
            Company, as Trustee

   (e)      Forms of Debt Securities        Incorporated by reference to Exhibit (4)
                                            to Form 10-Q as filed with the Commission
                                            on May 14, 1990. (Commission file number
                                            1-3579)

   (f)      Form of Indenture dated as      Incorporated by reference to Exhibit (4a)
            of May 1, 1985 between Pitney   to Registration  Statement on Form S-3
            Bowes Credit Corporation and    (No. 2-97411) as filed with the Commission
            Bankers Trust Company, as       on May 1, 1985.
            Trustee

   (g)      Letter Agreement between        Incorporated by reference to Exhibit (4b)
            Pitney Bowes Inc. and Bankers   to Registration Statement on Form S-3
            Trust Company, as Trustee       (No. 2-97411) as filed with the Commission
                                            on May 1, 1985.

   (h)      Form of First Supplemental      Incorporated by reference to Exhibit (4b)
            Indenture dated as of           to Registration Statement on Form S-3
            December 1, 1986 between        (No. 33-10766) as filed with the Commission
            Pitney Bowes Credit Corp-       on December 12, 1986.
            oration and Bankers Trust
            Company, as Trustee

   (i)      Form of Second Supp-            Incorporated by reference to Exhibit (4c) to Registration
            lemental Indenture dated        Statement on Form S-3 (No. 33-27244) as filed with the
            as of February 15, 1989         Commission on February 24, 1989.
            between Pitney Bowes
            Credit Corporation and
            Bankers Trust Company,
            as Trustee

   (j)      Form of Third Supplemental      Incorporated by reference to Exhibit (1) to Form 8-K as filed with
            Indenture dated as of May 1,    the Commission on May 16, 1989. (Commission file number 1-3579)
            1989 between Pitney Bowes
            Credit Corporation and
            Bankers Trust Company, as
            Trustee

   (k)      Indenture dated as of           Incorporated by reference to Exhibit (4a) to Amendment No. 1 to
            November 1, 1995 between        Registration Statement on Form S-3 (No. 33-62485) as filed with the company and Chemical Bank,  the Commission on November 2, 1995.
            as Trustee

   (l)      Preference Share Purchase       Incorporated by reference to Exhibit (4) to Form 8-K as filed with
            Rights Agreement dated          the Commission on March 13, 1996.  (Commission file number 1-3579)
            December 11, 1995 between
            the company and Chemical
            Mellon Shareholder Services,
            LLC., as Rights Agent

The company has outstanding certain other long-term indebtedness. Such long-term indebtedness does not exceed 10% of the total assets of the company; therefore, copies of instruments defining the rights of holders of such indebtedness are not included as exhibits. The company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

Executive Compensation Plans:
----------------------------


(10)(a)     Retirement Plan for Directors of Pitney        Incorporated by reference to Exhibit (10a) to Form 10-K as filed
            Bowes Inc.                                     with the Commission on March 30, 1993. (Commission file number
                                                           1-3579)

   (b)      Pitney Bowes Inc. Directors' Stock Plan        Incorporated by reference to Exhibit (i) to Form 10-K as filed
            (as amended and restated 1997)                 with the Commission on March 31, 1997. (Commission file number
                                                           1-3579)

   (c)      Pitney Bowes 1991 Stock Plan                   Incorporated by reference to Exhibit (10b) to Form 10-K as filed with the Commission on March 25, 1992. (Commission file number
                                                           1-3579)

   (c.1)    First Amendment to Pitney Bowes 1991 Stock     Incorporated by reference to Exhibit (ii) to Form 10-K as filed
            Plan                                           with the Commission on March 31, 1997. (Commission file 1-3579)

   (c.2)    Second Amendment to Pitney Bowes 1991 Stock    Incorporated by reference to Exhibit (i) to Form 10-Q as filed
            Plan                                           with the Commission on November 13, 1997. (Commission file number
                                                           1-3579)

   (d)      Pitney Bowes Inc. Key Employees' Incentive     Incorporated by reference to Exhibit (10c) to Form 10-K as filed
            Plan (as amended and restated)                 with the Commission on March 25, 1992. (Commission file number
                                                           1-3579)

   (d.1)    First Amendment to Pitney Bowes Inc. Key       Incorporated by reference to Exhibit (iii) to Form 10-K as filed
            Employees' Incentive Plan (as amended and      with the Commission on March 31, 1997. (Commission file number
            restated June 10, 1991)                        1-3579)

   (e)      1979 Pitney Bowes Stock Option Plan (as        Incorporated by reference to Exhibit (10d) to Form 10-K as filed
            amended and restated)                          with the Commission on March 25, 1992. (Commission file number
                                                           1-3579)


   (f)      Pitney Bowes Severance Plan, as amended,        Incorporated by reference to Exhibit (10) to Form 10-K as filed
            dated December 12, 1988                         with the Commission on March 23, 1989. (Commission file number
                                                            1-3579)

   (g)      Pitney Bowes Executive Severance Policy,        Incorporated by reference to Exhibit (10h) to Form 10-K as filed
            adopted December 11, 1995                       with the Commission on April 1, 1996. (Commission file number
                                                            1-3579)

   (h)      Pitney Bowes Inc. Deferred Incentive Sav-       Incorporated by reference to Exhibit (i) to Form 10-Q as filed
            ings Plan for the Board of Directors            with the Commission on May 15, 1997. (Commission file number
                                                            1-3579)

   (i)      Pitney Bowes Inc. Deferred Incentive            Incorporated by reference to Exhibit (v) to Form 10-K as filed
            Savings Plan                                    with the Commission on March 31, 1997. (Commission file number
                                                            1-3579)

(12)        Computation of ratio of earnings to fixed       Exhibit (ii)
            charges

(13)        Portions of annual report to security hol-      Exhibit (iii)
            ders

(21)        Subsidiaries of the registrant                  Exhibit (iv)

(23)        Consent of experts and counsel                  Exhibit (v)

(27)        Financial Data Schedule                         Exhibit (vi)

   (b)      No reports on Form 8-K were filed for the three months ended
            December 31, 1997.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Pitney Bowes Inc.



                          By /s/ Michael J. Critelli
                             -----------------------
                          (Michael J. Critelli)
                           Chairman and Chief
                           Executive Officer

                           Date March 27, 1998
                                ------------------

                               SIGNATURES
                               ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                 Title                   Date
---------                                 -----                   ----

/s/ Michael J. Critelli       Chairman and Chief             March 27, 1998
----------------------------  Executive Officer - Director   --------------
Michael J. Critelli

/s/ Marc C. Breslawsky        President and Chief            March 27, 1998
----------------------------  Operating Officer - Director   --------------
Marc C. Breslawsky

/s/ Murray L. Reichenstein    Vice President and Chief       March 27, 1998
----------------------------  Financial Officer (principal   --------------
Murray L. Reichenstein        financial officer)


/s/ Arlen F. Henock           Vice President - Controller    March 27, 1998
----------------------------  and Chief Tax Counsel          --------------
Arlen F. Henock               (principal accounting
                              officer)


/s/ Linda G. Alvarado         Director                       March 27, 1998
----------------------------                                 --------------
Linda G. Alvarado

/s/ William E. Butler         Director                       March 27, 1998
----------------------------                                 --------------
William E. Butler

/s/ Colin G. Campbell         Director                       March 27, 1998
----------------------------                                 --------------
Colin G. Campbell

/s/ Ernie Green               Director                       March 27, 1998
----------------------------                                 --------------
Ernie Green

/s/ Charles E. Hugel          Director                       March 27, 1998
----------------------------                                 --------------
Charles E. Hugel

/s/ David T. Kimball          Director                       March 27, 1998
----------------------------                                 --------------
David T. Kimball

/s/ Michael I. Roth           Director                       March 27, 1998
----------------------------                                 --------------
Michael I. Roth

/s/ Phyllis S. Sewell         Director                       March 27, 1998
----------------------------                                 --------------
Phyllis S. Sewell

                          INDEX TO FINANCIAL SCHEDULES
                          ----------------------------

The financial schedules should be read in conjunction with the financial statements in the Pitney Bowes Inc. 1997 Annual Report to Stockholders. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Also, separate financial statements of less than 100 percent owned companies, which are accounted for by the equity method, have been omitted because they do not constitute significant subsidiaries.
                                                            Page
                                                            ----
Pitney Bowes Inc.:

    Report of independent accountants on financial
    statement schedule                                       18

    Financial statement schedule for the years 1995 - 1997:

         Valuation and qualifying accounts and
         reserves (Schedule II)                              19

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

  To the Board of Directors
  of Pitney Bowes Inc.

  Our audits of the consolidated financial statements referred to in our report dated January 26, 1998 appearing on page 46 of the Pitney Bowes Inc. 1997 Annual Report to Stockholders (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



  Price Waterhouse LLP

  Stamford, Connecticut
  January 26, 1998

                               PITNEY BOWES INC.

                     SCHEDULE II - VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES

                 FOR THE YEARS ENDED DECEMBER 31, 1995 TO 1997

(Dollars in thousands)

                                                    Additions
                            Balance at              charged to                                       Balance
                           beginning of             costs and                                         at end
    Description                year                  expenses               Deductions               of year
--------------------  ----------------------  ----------------------  ----------------------  ----------------------
Allowance for doubtful accounts
-------------------------------
1997                         $16,160               $   9,269                $ 4,300   (3)           $ 21,129
1996                         $13,050               $   9,894                $ 6,784   (3)           $ 16,160
1995                         $16,909               $   4,126 (1)            $ 7,985(2)(3)           $ 13,050

Allowance for credit losses on finance receivables
--------------------------------------------------
1997                         $113,737              $  85,628                $67,057  (3)            $132,308
1996                         $113,506              $  74,785                $74,554  (3)            $113,737
1995                         $113,091              $  68,275                $67,860  (3)            $113,506

Reserve for transition costs (4)
----------------------------
1997                         $  5,728              $       -                $ 5,728                 $      -
1996                         $ 22,986              $       -                $17,258  (5)            $  5,728 (6)
1995                         $ 64,893              $   5,145                $47,052  (5)            $ 22,986

Valuation allowance for deferred tax asset (4)
------------------------------------------
1997                         $ 46,601              $   1,233                $ 6,533                 $ 41,301
1996                         $ 48,693              $   3,066                $ 5,158                 $ 46,601
1995                         $ 37,532              $  12,076                $   915                 $ 48,693

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