Form 10-Q
period 1998-03-31
PITNEY BOWES INC /DE/
filed 1998-05-14
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q




 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---
For the quarterly period ended March 31, 1998

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Number of shares of common stock, $1 par value, outstanding as of April 30, 1998 is 273,568,575.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1998
Page 2

                                Pitney Bowes Inc.
                                      Index
                                -----------------

                                                                    Page Number
                                                                    -----------
Part I - Financial Information

   Item 1:  Financial Statements

      Consolidated Statements of Income -  Three Months
         Ended March 31, 1998 and 1997...........................             3

      Consolidated Balance Sheets - March 31, 1998
         and December 31, 1997...................................             4

      Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1998 and 1997..............             5

      Notes to Consolidated Financial Statements.................         6 - 8

   Item 2:  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............        9 - 14

Part II - Other Information

   Item 1:  Legal Proceedings....................................           15

   Item 5:  Other Information....................................           15

   Item 6:  Exhibits and Reports on Form 8-K.....................           16

Signatures.......................................................           17

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1998
Page 3


                         Part I - Financial Information

Item 1. Financial Statements

                                Pitney Bowes Inc.
                        Consolidated Statements of Income
                                   (Unaudited)
                        ---------------------------------

(Dollars in thousands, except per share data)
                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                           1998            1997
                                                   ------------    ------------
Revenue from:
  Sales....................................        $    450,425    $    417,822
  Rentals and financing....................             438,160         424,562
  Support services.........................             122,989         118,986
                                                   ------------    ------------

    Total revenue..........................           1,011,574         961,370
                                                   ------------    ------------

Costs and expenses:
  Cost of sales............................             275,000         253,808
  Cost of rentals and financing............             138,379         127,674
  Selling, service and administrative......             330,982         326,109
  Research and development.................              23,631          20,648
  Interest, net............................              45,585          49,496
                                                   ------------    ------------

    Total costs and expenses...............             813,577         777,735
                                                   ------------    ------------

Income before income taxes.................             197,997         183,635
Provision for income taxes.................              68,310          63,690
                                                   ------------    ------------

Net income.................................        $    129,687    $    119,945
                                                   ============    ============

Basic earnings per share ..................        $        .46    $        .41
                                                   ============    ============


Diluted earnings per share ................        $        .46    $        .40
                                                   ============    ============

Dividends declared per share of
  common stock.............................        $       .225    $        .20
                                                   ============    ============

Ratio of earnings to fixed charges.........                4.13            3.77
                                                   ============    ============
Ratio of earnings to fixed
  charges excluding minority interest......                4.41            3.92
                                                   ============    ============

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1998
Page 4

                                Pitney Bowes Inc.
                           Consolidated Balance Sheets
                           ---------------------------

(Dollars in thousands, except share data)             March 31,    December 31,
                                                           1998            1997
                                                   ------------    ------------
Assets                                              (unaudited)
------
Current assets:
  Cash and cash equivalents.....................   $    117,200    $    137,073
  Short-term investments, at cost which
    approximates market.........................         34,597           1,722
  Accounts receivable, less allowances:
    3/98, $21,962; 12/97, $21,129...............        347,263         348,792
  Finance receivables, less allowances:
    3/98, $57,519; 12/97, $54,170...............      1,726,328       1,546,542
  Inventories (Note 2)..........................        241,553         249,207
  Other current assets and prepayments..........        209,618         180,179
                                                   ------------    ------------

    Total current assets........................      2,676,559       2,463,515

Property, plant and equipment, net (Note 3).....        495,189         497,261
Rental equipment and related
  inventories, net (Note 3).....................        799,377         788,035
Property leased under capital
  leases, net (Note 3)..........................          4,219           4,396
Long-term finance receivables, less allowances:
  3/98, $74,540; 12/97, $78,138.................      2,473,189       2,581,349
Investment in leveraged leases..................        758,932         727,783
Goodwill, net of amortization:
  3/98, $42,522; 12/97, $40,912.................        204,058         203,419
Other assets....................................        902,075         627,631
                                                   ------------    ------------

Total assets....................................   $  8,313,598    $  7,893,389
                                                   ============    ============

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
  Accounts payable and
    accrued liabilities.........................   $    937,532    $    878,759
  Income taxes payable..........................        169,777         147,921
  Notes payable and current portion of
    long-term obligations.......................      1,718,449       1,982,988
  Advance billings..............................        377,343         363,565
                                                   ------------    ------------
    Total current liabilities...................      3,203,101       3,373,233

Deferred taxes on income........................        937,507         905,768
Long-term debt (Note 4).........................      1,626,870       1,068,395
Other noncurrent liabilities....................        368,906         373,416
                                                   ------------    ------------

    Total liabilities...........................      6,136,384       5,720,812

Preferred stockholders' equity in a
  subsidiary company............................        300,000         300,000

Stockholders' equity:
  Cumulative preferred stock, $50 par
    value, 4% convertible.......................             34              39
  Cumulative preference stock, no par
    value, $2.12 convertible....................          2,159           2,220
  Common stock, $1 par value....................        323,338         323,338
  Capital in excess of par value................         25,120          28,028
  Retained earnings.............................      2,811,675       2,744,929
  Accumulated other comprehensive income........        (73,387)        (63,348)
  Treasury stock, at cost.......................     (1,211,725)     (1,162,629)
                                                   ------------    ------------

    Total stockholders' equity..................      1,877,214       1,872,577
                                                   ------------    ------------

Total liabilities and stockholders' equity......   $  8,313,598    $  7,893,389
                                                   ============    ============

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1998
Page 5

                                Pitney Bowes Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                      -------------------------------------
(Dollars in thousands)                                 Three Months Ended March 31,
                                                       ----------------------------
                                                              1998            1997*
                                                       -----------      -----------
Cash flows from operating activities:
  Net income.......................................   $    129,687      $   119,945
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization................         79,916           73,905
      Increase in deferred taxes on income.........         32,864           80,599
      Change in assets and liabilities:
        Accounts receivable........................           (671)          12,222
        Sales-type lease receivables...............        (21,602)         (23,640)
        Inventories................................          6,641           15,447
        Other current assets and prepayments.......        (30,534)         (12,243)
        Accounts payable and accrued liabilities...         64,824            3,844
        Income taxes payable.......................         21,743          (29,099)
        Advance billings...........................         15,590           12,549
      Other, net...................................        (26,330)         (14,063)
                                                       -----------      -----------

        Net cash provided by operating activities..        272,128          239,466
                                                       -----------      -----------

Cash flows from investing activities:
  Short-term investments...........................        (33,314)         (10,836)
  Net investment in fixed assets...................        (79,074)         (60,251)
  Net investment in finance receivables............       (162,512)           5,400
  Investment in leveraged leases...................        (34,151)          (8,219)
  Investment in mortgage servicing rights..........       (159,607)         (39,850)
  Other investing activities.......................            378            7,320
                                                       -----------      -----------

        Net cash used in investing activities......       (468,280)        (106,436)
                                                       -----------      -----------

Cash flows from financing activities:
  (Decrease) increase in notes payable, net........       (258,098)         280,101
  Proceeds from issuance of long-term
    obligations....................................        554,123                -
  Principal payments on long-term obligations......         (4,205)        (204,507)
  Proceeds from issuance of stock..................          5,546            5,004
  Stock repurchases................................        (56,452)        (145,507)
  Dividends paid...................................        (62,941)         (59,184)
                                                       -----------      -----------

        Net cash provided by (used in) financing
          activities...............................        177,973         (124,093)
                                                       -----------      -----------

Effect of exchange rate changes on cash............         (1,694)          (1,490)
                                                       -----------      -----------

(Decrease) increase in cash and cash equivalents...        (19,873)           7,447

Cash and cash equivalents at beginning of period...        137,073          135,271
                                                       -----------      -----------

Cash and cash equivalents at end of period.........    $   117,200      $   142,718
                                                       ===========      ===========

Interest paid......................................    $    34,869      $    49,766
                                                       ===========      ===========

Income taxes paid, net.............................    $    14,922      $    15,609
                                                       ===========      ===========

* Certain prior year amounts have been reclassified to conform with the 1998 presentation.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1998
Page 6


                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
Note 1:
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. ("the company"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company as of March 31, 1998 and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997 have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 1997 Annual Report to Stockholders on Form 10-K.

Note 2:
-------

Inventories are comprised of the following:

(Dollars in thousands)                                     March 31,    December 31,
                                                                1998             1997
                                                          ----------     ------------
Raw materials and work in process...................      $   51,928     $     51,429
Supplies and service parts..........................          92,259           93,064
Finished products...................................          97,366          104,714
                                                          ----------     ------------

Total...............................................      $  241,553     $    249,207
                                                          ==========     ============

Note 3:
-------

Fixed assets are comprised of the following:

(Dollars in thousands)                                    March 31,     December 31,
                                                                1998             1997
                                                          ----------     ------------
Property, plant and equipment.......................      $1,132,145     $  1,120,325
Accumulated depreciation............................        (636,956)        (623,064)
                                                          ----------     ------------

Property, plant and equipment, net..................      $  495,189     $    497,261
                                                          ==========     ============

Rental equipment and related inventories............      $1,647,779     $  1,577,370
Accumulated depreciation............................        (848,402)        (789,335)
                                                          ----------     ------------

Rental equipment and related inventories, net.......      $  799,377     $    788,035
                                                          ==========     ============

Property leased under capital leases................      $   19,281     $     20,507
Accumulated amortization............................         (15,062)         (16,111)
                                                          ----------     ------------

Property leased under capital leases, net...........      $    4,219     $      4,396
                                                          ==========     ============

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1998
Page 7

Note 4:
-------

As part of the company's non-financial services shelf registrations, a medium-term note facility exists permitting issuance of up to $100 million in debt securities with maturities ranging from more than one year to 30 years of which $32 million remained available at March 31, 1998. On April 29, 1998, the company filed a non-financial services shelf registration with the Securities and Exchange Commission (SEC), which combined with the $32 million that remained available at March 31, 1998, will permit issuance of up to $500 million in debt securities.

On January 22, 1998, the company issued notes amounting to $300 million remaining under a non-financial services shelf registration filed with the SEC. These unsecured notes bear annual interest at 5.95% and mature in February 2005. The net proceeds from these notes are being used for general corporate purposes, including the repayment of short-term debt.

On January 16, 1998, Pitney Bowes Credit Corporation (PBCC), a wholly-owned subsidiary of the company issued notes amounting to $250 million remaining under a shelf registration filed with the SEC. These unsecured notes bear annual interest at 5.65% and mature in January 2003. The proceeds from these notes are being used for PBCC's financing needs during 1998.


Note 5:
-------

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 1998 and 1997 is as follows (in thousands, except per share data):

                                             1998                                         1997
                              -------------------------------------    ----------------------------------------

                                                             Per                                          Per
                                Income       Shares        Share        Income           Shares         Share
-------------------------------------------------------------------    ----------------------------------------

Net income                       $129,687                                $ 119,945

Less:
 Preferred stock
  dividends                             -                                        -
 Preference stock
  dividends                           (42)                                     (46)
-------------------------------------------------------------------    ----------------------------------------
Basic earnings per
 share                           $129,645      279,408        $ .46      $ 119,899        294,630         $ .41
-------------------------------------------------------------------    ----------------------------------------

Effect of dilutive
 securities:
Preferred stock                         -           17                           -             22
Preference stock                       42        1,292                          46          1,389
Stock options                                    2,718                                      1,662
Employee stock
 purchase plan shares                              436                                        270
-------------------------------------------------------------------    ----------------------------------------
Diluted earnings per
 share                           $129,687      283,871        $ .46      $ 119,945        297,973         $ .40
===================================================================    ========================================


Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1998
Page 8

Note 6:
-------

Revenue and  operating  profit by business  segment for the three  months  ended
March 31, 1998 and 1997 were as follows:

(Dollars in thousands)                                    1998           1997
                                                   -----------      ---------

Revenue
         Business equipment....................    $   784,664      $ 745,120

         Business services.....................        156,070        128,990

         Commercial and industrial financing
                  Large-ticket external........         33,748         49,551
                  Small-ticket external........         37,092         37,709
                                                   -----------      ---------
                                                        70,840         87,260
                                                   -----------      ---------

Total revenue..................................    $ 1,011,574      $ 961,370
                                                   ===========      =========


Operating Profit (1)
         Business equipment....................    $   189,869      $ 169,411
         Business services.....................         13,923         10,488
         Commercial and industrial financing...         12,803         16,511
                                                   -----------      ---------

Total operating profit.........................    $   216,595      $ 196,410
                                                   ===========      =========

(1) Operating profit excludes general corporate expenses, income taxes, and net interest other than that related to finance operations.


Note 7:
-------

Comprehensive income for the three months ended March 31, 1998 and 1997 was as follows:

(Dollars in thousands)

                                                          1998             1997
                                                      --------         --------

Net income...................................         $129,687         $119,945
Other comprehensive income:
 Foreign currency translation adjustments....          (10,039)         (22,791)
                                                      --------         --------
Comprehensive income.........................         $119,648         $ 97,154
                                                      ========         ========

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1998
Page 9


Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
          -------------------------------------------------

Results of Operations - first quarter of 1998 vs. first quarter of 1997
-----------------------------------------------------------------------

Revenue increased five percent in the first quarter of 1998 to $1,011.6 million compared with $961.4 million in the first quarter of 1997. Net income increased eight percent to $129.7 million from $119.9 million for the same period in 1997. Diluted earnings per share grew to 46 cents, a 13.4 percent increase from the first quarter of 1997. Revenue growth was eight percent excluding revenue from the Commercial and Industrial Financing segment. The decrease in Commercial and Industrial Financing revenue resulted from the planned reductions in the external lease financing portfolio.

First quarter 1998 revenue included $450.4 million from sales, up eight percent from $417.8 million in the first quarter of 1997; $438.2 million from rentals and financing, up three percent from $424.6 million; and $123.0 million from support services, up three percent from $119.0 million.

In the Business Equipment segment, which includes Mailing and Office Systems operations, revenue grew five percent and operating profit increased 12 percent during the first quarter.

Mailing Systems' revenue grew four percent during the quarter; however, excluding the impact of foreign currency exchange rates primarily in Canada, Germany, Australia and Japan, revenue would have increased five percent. This growth was driven by strong placements of mailing equipment such as the Personal Post Office (TM), as the company continued to help customers make a successful transition to advanced electronic and digital metering, and introduced new customers to the benefits of metering. At March 31, 1998, electronic and digital meters grew to 78 percent of the company's installed U.S. meter base compared with 63 percent at March 31, 1997.

Consolidated rental revenue growth has increased for the fifth consecutive quarter on a year-over-year comparison to seven percent in the first quarter of 1998.

Office Systems' revenue grew 10 percent on continued demand for the company's advanced facsimile and copier systems. This performance was paced by double-digit sales growth in both product lines, and the highest ever quarterly order level in the Facsimile business.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1998
Page 10

In the Business Services segment, first quarter revenue grew 21 percent and operating profit grew 33 percent. The segment includes Pitney Bowes Management Services and Atlantic Mortgage and Investment Corporation. The segment's revenue growth was driven by continued expansion of the customer base within the segment, as well as broadening the service offerings to existing customers. Operating profit benefited from leveraging the existing infrastructure as well as ongoing programs to enhance customer service and competitiveness.

Revenue and operating profit in the Commercial and Industrial Financing segment were down 19 percent and 22 percent, respectively. The segment includes Pitney Bowes Capital Services and Colonial Pacific Leasing Corporation. The strategic reduction of earning assets at Pitney Bowes Capital Services during 1997 resulted in the anticipated revenue and operating profit declines compared with the first quarter of 1997. These reductions are part of the company's ongoing strategy to reduce the level of capital committed to asset financing while maintaining the ability to provide a full range of financial services to customers.

Cost of sales increased to 61.1% of sales revenue in the first quarter of 1998 compared with 60.7% in 1997. This was due primarily to greater revenue contribution from the facilities management business which includes most of its expenses in cost of sales. The increased cost of sales rate was partially offset by lower product costs at U.S. Mailing Systems and increased sales of high margin supplies at Office Systems.

Cost of rentals and financing increased to 31.6% of related revenues in the first quarter of 1998 compared with 30.1% in 1997. This was due mainly to reduced revenues from the Commercial and Industrial Financing segment, the impact of increased revenues from the relatively lower-margin mortgage servicing business, a service based business with a higher cost to revenue ratio, and higher depreciation expense and other costs from increased placements of digital and electronic meters.

Selling, service and administrative expenses were 32.7% of revenue in the first quarter of 1998 compared with 33.9% in 1997. This improvement was due primarily to the company's continued emphasis on controlling operating expenses.

Research and development expenses increased 14 percent to $23.6 million in the first quarter of 1998 compared with $20.6 million in 1997. The increase reflects the company's continued commitment to developing new technologies for its digital meters and other mailing and software products.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1998
Page 11

Net interest expense decreased to $45.6 million in the first quarter of 1998 from $49.5 million in the first quarter of 1997. The decrease is due mainly to lower average borrowings in 1998 compared with 1997 resulting from the transaction with GATX Capital Corporation during 1997, and lower interest rates.

The effective tax rate for the first quarter of 1998 was 34.5 percent compared with 34.7 percent in the first quarter of 1997.

Net income and diluted earnings per share increased eight percent and 13.4 percent, respectively, in the first quarter of 1998 due to the factors discussed above. The reason for the increase in diluted earnings per share outpacing the increase in net income was the company's share repurchase program.

Liquidity and Capital Resources
-------------------------------

The ratio of current assets to current liabilities improved to .84 to 1 at March 31, 1998 compared with .73 to 1 at December 31, 1997. The improvement was due primarily to an increase in short-term finance assets held for sale and from the repayment of short-term debt.

As part of the company's non-financial services shelf registrations, a medium-term note facility exists permitting issuance of up to $100 million in debt securities with maturities ranging from more than one year to 30 years of which $32 million remained available at March 31, 1998. On April 29, 1998, the company filed a non-financial services shelf registration with the Securities and Exchange Commission (SEC), which combined with the $32 million that remained available at March 31, 1998, will permit issuance of up to $500 million in debt securities.

On January 22, 1998, the company issued notes amounting to $300 million remaining under a non-financial services shelf registration filed with the SEC. These unsecured notes bear annual interest at 5.95% and mature in February 2005. The net proceeds from these notes are being used for general corporate purposes, including the repayment of short-term debt.

On January 16, 1998, Pitney Bowes Credit Corporation (PBCC), a wholly-owned subsidiary of the company issued notes amounting to $250 million remaining under a shelf registration filed with the SEC. These unsecured notes bear annual interest at 5.65% and mature in January 2003. The proceeds from these notes are being used for PBCC's financing needs during 1998. PBCC intends to file a new shelf registration statement with the SEC during 1998.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1998
Page 12

The company believes that its financing needs for the next few years can be met with cash generated internally, money from existing credit agreements, debt issued under new shelf registration statements and existing commercial and medium-term note programs.

The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company in total debt was 66.1 percent at March 31, 1998 compared with 64.2 percent at December 31, 1997. Book value per common share increased to $6.72 at March 31, 1998 from $6.69 at December 31, 1997 driven primarily by the repurchase of common shares. During the quarter ended March 31, 1998, the company repurchased approximately 1,172,000 common shares for $56.5 million.

To control the impact of interest rate swings on our business, the company uses a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements. The company enters into interest rate swap agreements, primarily through its financial services business. Swap agreements are used to fix interest rates on commercial paper and/or obtain a lower interest cost on debt than we would otherwise have been able to get without the swap.

Capital Investments
-------------------

In the first quarter of 1998, net investments in fixed assets included $22.3 million in net additions to property, plant and equipment and $56.8 million in net additions to rental equipment and related inventories compared with $22.6 million and $37.7 million, respectively, in the same period in 1997. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment for both new placements and upgrade programs.

As of March 31, 1998, commitments for the acquisition of property, plant and equipment reflected plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Regulatory Matters
------------------

In May 1996, the United States Postal Service (USPS) issued a proposed Schedule for the phaseout of mechanical meters in the United States. In accordance with the schedule, the company voluntarily halted new placements of mechanical meters in the U.S. as of June 1, 1996. As a result of the company's aggressive efforts to meet the USPS mechanical meter migration schedule combined with the company's ongoing and continuing investment in advanced postage evidencing technologies, at

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1998
Page 13

March 31, 1998, electronic and digital meters represented approximately 78 percent of the company's U.S. installed base, up from 75 percent at December 31, 1997 and 63 percent at March 31, 1997. Based on the announced USPS mechanical meter migration schedule, the company believes that the phaseout of mechanical meters will not cause a material adverse financial impact on the company.

In May 1995, the USPS publicly announced its concept of its Information Based Indicia Program (IBIP), the purpose of which was to develop a new standard for future digital postage evidencing devices. In July 1996, the USPS published for public comment draft specifications for the Indicium, Postal Security Device and Host specifications. The company submitted extensive comments to these specifications in November 1996. Revised specifications were then published in 1997 which incorporated many of the changes recommended by the company in its prior comments. The company submitted comments to these revised specifications. Also, in March 1997 the USPS published for public comment the Vendor Infrastructure specification to which the company responded on June 27, 1997. As of March 31, 1998, the USPS had not yet finalized the four IBIP specifications; however, the company is in the process of finalizing the development of a PC product which satisfies the proposed IBIP specifications. This product is currently undergoing testing by the USPS and is expected to be ready for market upon final approval from the USPS.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1998
Page 14

Forward-looking Statements
--------------------------

The company wants to caution readers that any forward-looking statements (those which talk about the company's or management's current expectations as to the future) in this Form 10-Q or made by the company management involve risks and uncertainties which may change based on various important factors. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

     -changes in postal regulations
     -timely development and acceptance of new products
     -success  in gaining  product  approval  in new  markets  where  regulatory approval  is  required
     -successful   entry  into  new  markets
     -mailers' utilization of alternative means of communication or competitors'
      products
     -the company's success at managing customer credit risk

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1998
Page 15

                           Part II - Other Information
                           ---------------------------

Item 1:  Legal Proceedings

In the course of normal business, the company is occasionally party to lawsuits. These may involve litigation by or against the company relating to, among other things:

           -contractual rights under vendor, insurance or other contracts -intellectual property or patent rights
           -equipment, service or payment disputes with customers
           -disputes with employees

The company is currently a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the company's financial position or results of operations.


Item 5:  Other Information

On February 9, 1998, the Pitney Bowes 1991 Stock Plan was amended to provide that: (i) all employees are eligible to participate in the Plan; (ii) no stock option granted under the Plan may have an exercise price of less than 100% of fair market value on the date of grant; (iii) shares issuable under the Plan in the form of restricted stock are limited to 30% of total shares authorized under the Plan; (iv) awards of restricted stock must bear a restriction of a minimum of three years if a tenure requirement is the sole restriction for earning the award, but if performance goals must be met to earn the award, the restriction period must be for a minimum of one year; (v) the committee administering the Plan may not waive any conditions or rights of awards, amend terms or otherwise alter any award without the consent of the holder of the award; and (vi) the term of the Plan is extended to May 31, 2006. The Plan is set forth in its entirety as Exhibit 10.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1998
Page 16

Item 6:  Exhibits and Reports on Form 8-K

   (a)     Exhibits

           Reg. S-K
           Exhibits            Description
           --------            -----------

              (10)             The Pitney Bowes Amended and
                               Restated 1991 Stock Plan

              (12)             Computation of ratio of
                               earnings to fixed charges


              (27)             Financial Data Schedule

(b) Reports on Form 8-K

       On February 23, 1998, the company filed a Form 8-K relating to the issuance of $300 million aggregate principal amount of 5.95% Notes due 2005.

       On February 4, 1998, PBCC filed a Form 8-K relating to the issuance of $250 million aggregate principal amount of 5.65% Notes due 2003.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1998
Page 17

                                   Signatures
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   PITNEY BOWES INC.




May 14, 1998




                                   /s/ M. L. Reichenstein
                                   ----------------------
                                   M. L. Reichenstein
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)



                                   /s/ A. F. Henock
                                   ----------------
                                   A. F. Henock
                                   Vice President - Controller
                                   and Chief Tax Counsel
                                   (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------



           Reg. S-K
           Exhibit             Description
           --------            -----------

              (10)             The Pitney Bowes Amended and
                               Restated 1991 Stock Plan

              (12)             Computation of ratio of
                               earnings to fixed charges


              (27)             Financial Data Schedule