Form 10-Q
period 1998-06-30
PITNEY BOWES INC /DE/
filed 1998-08-13
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 1 0 - Q




 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934

For the quarterly period ended June 30, 1998

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


                               World Headquarters
                        Stamford, Connecticut 06926-0700
                        Telephone Number: (203) 356-5000




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---   ---

Number of shares of common stock, $1 par value, outstanding as of July 31, 1998 is 274,445,810.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1998
Page 2


                                Pitney Bowes Inc.
                                      Index
                                -----------------
                                                                    Page Number
                                                                    -----------
Part I - Financial Information:

    Item 1: Financial Statements

      Consolidated Statements of Income -  Three and Six
           Months Ended June 30, 1998 and 1997........................        3

      Consolidated Balance Sheets - June 30, 1998
           and December 31, 1997......................................        4

      Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1998 and 1997....................        5

      Notes to Consolidated Financial Statements......................    6 - 8

    Item 2: Management's Discussion and Analysis of
                     Financial Condition and Results of Operations....   9 - 14

Part II - Other Information:

      Item 1:  Legal Proceedings......................................       15

      Item 4:  Submission of Matters to a Vote of
                          Security Holders............................   15- 16

      Item 6:  Exhibits and Reports on Form 8-K.......................       16

Signatures ...........................................................       17

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1998
Page 3

                         Part I - Financial Information
                         ------------------------------
Item 1. Financial Statements

                                                                               Pitney Bowes Inc.
                                                                       Consolidated Statements of Income
                                                                                 (Unaudited)
                                                                       ---------------------------------
(Dollars in thousands, except per share data)

                                                                     Three Months Ended June 30,           Six Months Ended June 30,
                                                                    ----------------------------        ----------------------------
                                                                          1998              1997              1998              1997
                                                                    ----------        ----------        ----------        ----------
Revenue from:
     Sales .................................................        $  492,310        $  449,757        $  942,735        $  867,579
     Rentals and financing .................................           458,753           436,141           896,913           860,703
     Support services ......................................           128,455           120,213           251,444           239,199
                                                                    ----------        ----------        ----------        ----------

         Total revenue .....................................         1,079,518         1,006,111         2,091,092         1,967,481
                                                                    ----------        ----------        ----------        ----------

Costs and expenses:
     Cost of sales .........................................           289,983           269,490           564,983           523,298
     Cost of rentals and financing .........................           145,831           128,041           284,210           255,715
     Selling, service and administrative ...................           352,916           335,682           683,898           661,791
     Research and development ..............................            25,065            21,835            48,696            42,483
     Interest, net .........................................            48,870            50,953            94,455           100,449
                                                                    ----------        ----------        ----------        ----------

         Total costs and expenses ..........................           862,665           806,001         1,676,242         1,583,736
                                                                    ----------        ----------        ----------        ----------


Income before income taxes .................................           216,853           200,110           414,850           383,745
Provision for income taxes .................................            74,836            69,039           143,146           132,729
                                                                    ----------        ----------        ----------        ----------

Net income .................................................        $  142,017        $  131,071        $  271,704        $  251,016
                                                                    ==========        ==========        ==========        ==========


Basic earnings per share ...................................        $      .52        $      .45        $      .98        $      .86
                                                                    ==========        ==========        ==========        ==========

Diluted earnings per share .................................        $      .51        $      .45        $      .97        $      .85
                                                                    ==========        ==========        ==========        ==========

Dividends declared per share of common stock ...............        $     .225        $      .20        $      .45        $      .40
                                                                    ==========        ==========        ==========        ==========

Ratio of earnings to fixed charges .........................              4.00              3.89              4.06              3.83
                                                                    ==========        ==========        ==========        ==========
Ratio of earnings to fixed charges
     excluding minority interest ...........................              4.23              4.13              4.31              4.02
                                                                    ==========        ==========        ==========        ==========


See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1998
Page 4

                                                                            Pitney Bowes Inc.
                                                                       Consolidated Balance Sheets
                                                                       ---------------------------

                                                                                       June 30,        December 31,
(Dollars in thousands, except share data)                                                  1998                1997
                                                                                ---------------    ----------------
                                                                                  (unaudited)
Assets
------
Current assets:
     Cash and cash equivalents.............................................     $       115,322    $        137,073
     Short-term investments, at cost which
         approximates market...............................................               1,943               1,722
     Accounts receivable, less allowances:
         6/98, $21,883; 12/97, $21,129.....................................             367,409             348,792
     Finance receivables, less allowances:
         6/98, $61,867; 12/97, $54,170.....................................           1,681,062           1,546,542
     Inventories (Note 2)..................................................             240,045             249,207
     Other current assets and prepayments..................................             165,834             180,179
                                                                                ---------------    ----------------

         Total current assets..............................................           2,571,615           2,463,515

Property, plant and equipment, net (Note 3)................................             491,552             497,261
Rental equipment and related inventories, net (Note 3).....................             823,530             788,035
Property leased under capital leases, net (Note 3).........................               4,080               4,396
Long-term finance receivables, less allowances:
     6/98, $77,755; 12/97, $78,138.........................................           2,327,915           2,581,349
Investment in leveraged leases.............................................             776,930             727,783
Goodwill, net of amortization:
     6/98, $44,208; 12/97, $40,912.........................................             208,946             203,419
Other assets  .............................................................             868,400             627,631
                                                                                ---------------    ----------------

Total assets  .............................................................     $     8,072,968    $      7,893,389
                                                                                ===============    ================

Liabilities and stockholders' equity
-------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities..............................     $       845,562    $        878,759
     Income taxes payable..................................................             139,867             147,921
     Notes payable and current portion of
         long-term obligations ............................................           1,761,162           1,982,988
     Advance billings......................................................             376,871             363,565
                                                                                ---------------    ----------------

         Total current liabilities.........................................           3,123,462           3,373,233

Deferred taxes on income...................................................             925,837             905,768
Long-term debt (Note 4)....................................................           1,627,127           1,068,395
Other noncurrent liabilities...............................................             368,039             373,416
                                                                                ---------------    ----------------

         Total liabilities.................................................           6,044,465           5,720,812
                                                                                ---------------    ----------------

Preferred stockholders' equity in a subsidiary company.....................             300,000             300,000

Stockholders' equity:
     Cumulative preferred stock, $50 par
         value, 4% convertible.............................................                  34                  39
     Cumulative preference stock, no par
         value, $2.12 convertible..........................................               2,112               2,220
     Common stock, $1 par value............................................             323,338             323,338
     Capital in excess of par value........................................              21,864              28,028
     Retained earnings.....................................................           2,892,080           2,744,929
     Accumulated other comprehensive income (Note 7).......................             (74,630)            (63,348)
     Treasury stock, at cost...............................................          (1,436,295)         (1,162,629)
                                                                                ---------------    ----------------

         Total stockholders' equity........................................           1,728,503           1,872,577
                                                                                ---------------    ----------------

Total liabilities and stockholders' equity     ............................     $     8,072,968    $      7,893,389
                                                                                ===============    ================


See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1998
Page 5

                                                                            Pitney Bowes Inc.
                                                                  Consolidated Statements of Cash Flows
                                                                              (Unaudited)
                                                                  -------------------------------------
(Dollars in thousands)
                                                                                    Six Months Ended June 30,
                                                                                  --------------------------------
                                                                                           1998               1997
                                                                                  -------------      -------------
Cash flows from operating activities:
     Net income ..............................................................    $     271,704      $     251,016
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization...................................          166,446            146,426
              Increase in deferred taxes on income............................           66,949            111,193
              Change in assets and liabilities:
                  Accounts receivable.........................................          (20,439)            17,115
                  Sales-type lease receivables................................          (73,811)           (55,575)
                  Inventories.................................................            9,850             25,219
                  Other current assets and prepayments........................           13,814             (8,213)
                  Accounts payable and accrued liabilities....................          (30,530)           (21,847)
                  Income taxes payable........................................           (8,097)           (49,523)
                  Advance billings............................................           14,942             19,783
              Other, net......................................................          (34,696)           (53,490)
                                                                                  -------------      -------------

                  Net cash provided by operating activities...................          376,132            382,104
                                                                                  -------------      -------------

Cash flows from investing activities:
     Short-term investments...................................................             (257)                26
     Net investment in fixed assets...........................................         (169,504)          (133,373)
     Net investment in finance receivables....................................           56,384            (25,848)
     Investment in leveraged leases...........................................          (52,272)           (28,786)
     Investment in mortgage servicing rights..................................         (155,261)           (64,125)
     Other investing activities...............................................             (793)            12,892
                                                                                  -------------      -------------

                  Net cash used in investing activities.......................         (321,703)          (239,214)
                                                                                  -------------      -------------

Cash flows from financing activities:
     (Decrease)increase in notes payable, net.................................          (92,698)           385,374
     Proceeds from issuance of long-term obligations..........................          554,123                  -
     Principal payments on long-term obligations..............................         (130,993)          (252,794)
     Proceeds from issuance of stock..........................................           26,666             22,460
     Stock repurchases........................................................         (307,377)          (285,465)
     Proceeds from preferred stock issued by a subsidiary.....................                -            100,000
     Dividends paid...........................................................         (124,553)          (117,374)
                                                                                  -------------      -------------

                  Net cash used in financing activities.......................          (74,832)          (147,799)
                                                                                  -------------      -------------

Effect of exchange rate changes on cash.......................................           (1,348)               381
                                                                                  -------------      -------------

Decrease in cash and cash equivalents.........................................          (21,751)            (4,528)

Cash and cash equivalents at beginning of period..............................          137,073            135,271
                                                                                  -------------      -------------

Cash and cash equivalents at end of period....................................    $     115,322      $     130,743
                                                                                  =============      =============

Interest paid ................................................................    $      86,830      $     116,527
                                                                                  =============      =============

Income taxes paid, net........................................................    $      85,386      $      73,688
                                                                                  =============      =============


See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1998
Page 6
                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. ("the company"), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company as of June 30, 1998, the results of its operations for the three months and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997 have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 1997 Annual Report to Stockholders on Form 10-K.

Note 2:
-------

Inventories are comprised of the following:

(Dollars in thousands)                                  June 30,   December 31,
                                                            1998           1997
                                                    ------------   ------------
Raw materials and work in process ......            $     60,208   $     51,429
Supplies and service parts .............                  99,080         93,064
Finished products ......................                  80,757        104,714
                                                    ------------   ------------

Total ..................................            $    240,045   $    249,207
                                                    ============   ============

Note 3:
-------

Fixed assets are comprised of the following:

(Dollars in thousands)                                  June 30,   December 31,
                                                            1998           1997
                                                    ------------   ------------
Property, plant and equipment .................     $  1,145,367   $  1,120,325
Accumulated depreciation ......................         (653,815)      (623,064)
                                                    ------------   ------------

Property, plant and equipment, net ............     $    491,552   $    497,261
                                                    ============   ============

Rental equipment and related inventories.......     $  1,666,188   $  1,577,370
Accumulated depreciation ......................         (842,658)      (789,335)
                                                    ------------   ------------

Rental equipment and related inventories, net..     $    823,530   $    788,035
                                                    ============   ============

Property leased under capital leases ..........     $     19,354   $     20,507
Accumulated amortization ......................          (15,274)       (16,111)
                                                    ------------   ------------

Property leased under capital leases, net......     $      4,080   $      4,396
                                                    ============   ============

Note 4:
-------

On July 15, 1998, Pitney Bowes Credit Corporation (PBCC), a wholly-owned subsidiary of the company filed a shelf registration with the Securities and Exchange Commission (SEC) which permits issuance of up to $750 million in debt securities.

On April 29, 1998, the company filed a non-financial services shelf registration with the SEC which combined with $32 million remaining under an existing medium-term note facility permits issuance of up to $500 million in debt securities with maturities ranging from more than one year to 30 years. At June 30, 1998, the entire $500 million remained available.

On January 22, 1998, the company issued notes amounting to $300 million remaining under a non-financial services shelf registration filed with the SEC. These unsecured notes bear annual interest at 5.95% and mature in February 2005. The net proceeds from these notes were used for general corporate purposes, including the repayment of short-term debt.

On January 16, 1998, PBCC issued notes amounting to $250 million remaining under a shelf registration filed with the SEC. These unsecured notes bear annual interest at 5.65% and mature in January 2003. The proceeds from these notes are being used for PBCC's financing needs during 1998.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1998
Page 7


Note 5:
-------

A reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 1998 and 1997 is as follows (in thousands, except per share data):

                                                       1998                                                 1997
                                    --------------------------------------------        --------------------------------------------

                                                                             Per                                                 Per
                                           Income           Shares         Share               Income            Shares        Share
--------------------------------------------------------------------------------        --------------------------------------------
Net income                          $     142,017                                       $     131,071
Less:
     Preferred stock
      dividends                                 -                                                   -
     Preference stock
      dividends                               (42)                                                (45)
--------------------------------------------------------------------------------        --------------------------------------------
Basic earnings per
 share                              $     141,975          274,924     $     .52        $     131,026           290,390    $     .45
--------------------------------------------------------------------------------        --------------------------------------------

Effect of dilutive
 securities:
     Preferred stock                            -               17                                  -                22
     Preference stock                          42            1,259                                 45             1,365
     Stock options                                           2,822                                                1,885
     Employee stock
      purchase plan shares                                     473                                                  230
--------------------------------------------------------------------------------        --------------------------------------------
Diluted earnings per
 share                              $     142,017          279,495     $     .51        $     131,071           293,892    $     .45
================================================================================        ============================================


A reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 1998 and 1997 is as follows (in thousands, except per share data):

                                                       1998                                                 1997
                                    --------------------------------------------        --------------------------------------------

                                                                             Per                                                 Per
                                           Income           Shares         Share               Income            Shares        Share
--------------------------------------------------------------------------------        --------------------------------------------
Net income                          $     271,704                                       $     251,016
Less:
     Preferred stock
      dividends                                 -                                                   -
     Preference stock
      dividends                               (84)                                                (91)
--------------------------------------------------------------------------------        --------------------------------------------
Basic earnings per
 share                              $     271,620          276,930     $     .98        $     250,925           292,653    $     .86
--------------------------------------------------------------------------------        --------------------------------------------

Effect of dilutive
 securities:
     Preferred stock                            -               17                                  -                22
     Preference stock                          84            1,276                                 91             1,377
     Stock options                                           2,740                                                1,782
     Employee stock
      purchase plan shares                                     450                                                  250
--------------------------------------------------------------------------------        --------------------------------------------
Diluted earnings per
 share                              $     271,704          281,413     $     .97        $     251,016           296,084    $     .85
================================================================================        ============================================

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1998
Page 8


Note 6:
-------

Revenue and operating profit by business segment for the three and six months ended June 30, 1998 and 1997 were as follows:

                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                               -------------------------------   -------------------------------
(Dollars in thousands)                                   1998             1997             1998             1997
                                               --------------   --------------   --------------   --------------
Revenue

   Business equipment .......................  $      831,578   $      779,364   $    1,616,242   $    1,524,484

   Business services ........................         169,691          137,461          325,761          266,451

   Commercial and industrial financing
     Large-ticket external ..................          40,218           50,074           73,966           99,625
     Small-ticket external ..................          38,031           39,212           75,123           76,921
                                               --------------   --------------   --------------   --------------
                                                       78,249           89,286          149,089          176,546
                                               --------------   --------------   --------------   --------------

Total revenue ...............................  $    1,079,518   $    1,006,111   $    2,091,092   $    1,967,481
                                               ==============   ==============   ==============   ==============

Operating Profit: (1)
   Business equipment .......................  $      212,914   $      186,617   $      402,783   $      356,028
   Business services ........................          18,917           11,791           32,840           22,279
   Commercial and industrial financing ......          16,467           18,723           29,270           35,234
                                               --------------   --------------   --------------   --------------

Total operating profit ......................  $      248,298   $      217,131   $      464,893   $      413,541
                                              ==============   ==============   ==============   ==============

(1) Operating profit excludes general corporate expenses, income taxes, and net interest other than that related to the finance operations.

Note 7:
-------

Comprehensive income for the three and six months ended June 30, 1998 and 1997 was as follows:

(Dollars in thousands)

                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                               -------------------------------   -------------------------------
                                                         1998             1997             1998            1997
                                               --------------   --------------   --------------   --------------
Net income ..................................  $      142,017   $      131,071   $      271,704   $      251,016
Other comprehensive income:
   Foreign currency translation
     adjustments ............................          (1,243)           1,611          (11,282)         (21,180)
                                               --------------   --------------   --------------   --------------
Comprehensive income ........................  $      140,774   $      132,682   $      260,422   $      229,836
                                               ==============   ==============   ==============   ==============

Note 8:
-------

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 (January 1, 2000 for the company) and requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains and losses depends on the intended use of the derivative and the resulting designation. The company is currently evaluating the impact of this statement.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1998
Page 9


Item 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                -------------------------------------------------


Results of Operations - second quarter of 1998 vs. second quarter of 1997
-------------------------------------------------------------------------

Revenue increased seven percent in the second quarter of 1998 to $1,079.5 million compared with $1,006.1 million in the second quarter of 1997. Net income increased eight percent to $142.0 million from $131.1 million for the same period in 1997. Diluted earnings per share grew to 51 cents, a 13.9 percent increase from the second quarter of 1997. Revenue growth was nine percent, excluding revenue from the Commercial and Industrial Financing segment. The decrease in Commercial and Industrial Financing revenue resulted from the planned reductions in the external lease financing portfolio.

Second quarter 1998 revenue included $492.3 million from sales, up nine percent from $449.8 million in the second quarter of 1997; $458.8 million from rentals and financing, up five percent from $436.1 million; and $128.5 million from support services, up seven percent from $120.2 million.

In the Business Equipment segment, which includes Mailing Systems and Office Systems operations, revenue grew seven percent and operating profit increased 14 percent during the second quarter.

Mailing Systems' revenue grew six percent during the quarter; however, excluding the impact of foreign currency exchange rates primarily in Canada, Germany, Australia and Japan, revenue would have increased seven percent. This growth was led by strong placements of advanced equipment solutions in all market segments, including high volume production mail systems at the upper end of the market. The company continued to lead the market conversion to more advanced technology, with electronic and digital meters comprising 81 percent of the company's installed U.S. meter base at June 30, 1998 compared with 67 percent at June 30, 1997.

Office Systems' revenue grew nine percent which was driven by growth in both the facsimile and copier product lines. The company strengthened its solid positioning as the preeminent provider of advanced office systems with the recent introductions of the Smart Finish(TM) feature set of four copier models, and the latest 33.6 kps facsimile--Model 9930.

In the Business Services segment, second quarter revenue grew 23 percent and operating profit grew 60 percent. The segment includes Pitney Bowes Management Services and Atlantic Mortgage and Investment Corporation. Both businesses in this segment continued to successfully broaden service offerings to existing customers and add new customers to their respective bases.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1998
Page 10

As planned, revenue and operating profit in the Commercial and Industrial Financing segment were both down 12 percent as compared with the second quarter of 1997. The segment includes Pitney Bowes Capital Services and Colonial Pacific Leasing Corporation. The strategic disposition of earning assets at both units during 1997 and continued reduction in 1998 resulted in the anticipated declines in revenue and operating profit. These reductions are part of the company's ongoing strategy to reduce the level of capital committed to asset financing while maintaining the ability to provide a full range of financial services to customers.

Cost of sales decreased to 58.9% of sales revenue in the second quarter of 1998 compared with 59.9% in the second quarter of 1997. This was due primarily to lower product costs at U.S. Mailing Systems and increased sales of high margin supplies at Office Systems. The improvement was achieved despite the offsetting effect of increased revenue and costs of the lower-margin management services business which includes most of its expenses in cost of sales.

Cost of rentals and financing increased to 31.8% of related revenues in the second quarter of 1998 compared with 29.4% in the second quarter of 1997. This was due mainly to reduced revenues from the Commercial and Industrial Financing segment, the impact of increased revenues from the relatively lower-margin mortgage servicing business, a service-based business with a higher cost to revenue ratio, and higher depreciation expense from increased placements of digital and electronic meters.

Selling, service and administrative expenses were 32.7% of revenue in the second quarter of 1998 compared with 33.4% in the second quarter of 1997. This improvement was due primarily to the company's continued emphasis on controlling operating expenses.

Research and development expenses increased 15 percent to $25.1 million in the second quarter of 1998 compared with $21.8 million in the second quarter of 1997. The increase reflects the company's continued commitment to developing new technologies for its digital meters and other mailing and software products.

Net interest expense decreased to $48.9 million in the second quarter of 1998 from $51.0 million in the second quarter of 1997. The decrease is due mainly to lower average borrowings in 1998 compared with 1997 resulting from the transaction with GATX Capital Corporation during 1997, and lower interest rates.

The effective tax rate for the second quarter of 1998 and 1997 was 34.5 percent.

Net income and diluted earnings per share increased eight percent and 13.9 percent, respectively, in the second quarter of 1998 due to the factors discussed above. The reason for the increase in diluted earnings per share outpacing the increase in net income was the company's share repurchase program.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1998
Page 11

Results of Operations - six months of 1998 vs. six months of 1997
-----------------------------------------------------------------

For the first six months of 1998 compared with the same period of 1997, revenue increased six percent to $2,091.1 million while net income increased eight percent to $271.7 million. The factors that affected revenue and earnings performance included those cited for the second quarter of 1998 versus 1997.

New Pronouncements
------------------

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 (January 1, 2000 for the company) and requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains and losses depends on the intended use of the derivative and the resulting designation. The company is currently evaluating the impact of this statement.

Liquidity and Capital Resources
-------------------------------

The ratio of current assets to current liabilities improved to .82 to 1 at June 30, 1998 compared with .73 to 1 at December 31, 1997. The improvement was due primarily to an increase in short-term finance receivables and from the repayment of short-term debt.

On April 29, 1998, the company filed a non-financial services shelf registration with the SEC which combined with $32 million remaining under an existing medium-term note facility permits issuance of up to $500 million in debt securities with maturities ranging from more than one year to 30 years. At June 30, 1998, the entire $500 million remained available.

On July 15, 1998 Pitney Bowes Credit Corporation (PBCC), a wholly-owned subsidiary of the company filed a shelf registration with the Securities and Exchange Commission (SEC) which permits issuance of up to $750 million in debt securities.

On January 22, 1998, the company issued notes amounting to $300 million remaining under a non-financial services shelf registration filed with the SEC. These unsecured notes bear annual interest at 5.95% and mature in February 2005. The net proceeds from these notes were used for general corporate purposes, including the repayment of short-term debt.

On January 16, 1998, PBCC issued notes amounting to $250 million remaining under a shelf registration filed with the SEC. These unsecured notes bear annual interest at 5.65% and mature in January 2003. The proceeds from these notes are being used for PBCC's financing needs during 1998.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1998
Page 12

The company believes that its financing needs for the next few years can be met with cash generated internally, money from existing credit agreements, debt issued under new shelf registration statements and existing commercial and medium-term note programs.

The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company in total debt was 68.1 percent at June 30, 1998 compared with 64.2 percent at December 31, 1997. Book value per common share decreased to $6.31 at June 30, 1998 from $6.69 at December 31, 1997 driven primarily by the repurchase of common shares. During the quarter ended June 30, 1998, the company repurchased 5.4 million common shares for $250.9 million.

To control the impact of interest rate swings on its business, the company uses a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements. The company enters into interest rate swap agreements primarily through its financial services business. Swap agreements are used to fix interest rates on commercial paper and/or obtain a lower interest cost on debt than the company otherwise would have been able to get without the swap.

Capital Investments
-------------------

In the first six months of 1998, net investments in fixed assets included $42.2 million in net additions to property, plant and equipment and $127.3 million in net additions to rental equipment and related inventories compared with $42.2 million and $91.2 million, respectively, in the same period in 1997. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment for both new placements and upgrade programs.

As of June 30, 1998, commitments for the acquisition of property, plant and equipment reflected plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Pitney Bowes Inc. - Form 10Q
Six Months Ended June 30, 1998
Page 13

Regulatory Matters
------------------

In May 1996, the United States Postal Service (USPS) issued a proposed schedule for the phaseout of mechanical meters in the United States. In accordance with the schedule, the company voluntarily halted new placements of mechanical meters in the U.S. as of June 1, 1996. As a result of the company's aggressive efforts to meet the USPS mechanical meter migration schedule combined with the company's ongoing and continuing investment in advanced postage evidencing technologies, at June 30, 1998, electronic and digital meters represented approximately 81 percent of the company's U.S. installed base, up from 75 percent at December 31, 1997 and 67 percent at June 30, 1997. Based on the announced USPS mechanical meter migration schedule, the company believes that the phaseout of mechanical meters will not cause a material adverse financial impact on the company.

In May 1995, the USPS publicly announced its concept of its Information Based Indicia Program (IBIP), the purpose of which was to develop a new standard for future digital postage evidencing devices. In July 1996, the USPS published for public comment draft specifications for the Indicium, Postal Security Device and Host specifications. The company submitted extensive comments to these specifications in November 1996. Revised specifications were then published in 1997 which incorporated many of the changes recommended by the company in its prior comments. The company submitted comments to these revised specifications. Also, in March 1997 the USPS published for public comment the Vendor Infrastructure specification to which the company responded on June 27, 1997. As of June 30, 1998, the USPS had not yet finalized the four IBIP specifications; however, the company is in the process of finalizing the development of a PC product which satisfies the proposed IBIP specifications. This product is currently undergoing testing by the USPS and is expected to be ready for market upon final approval from the USPS.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1998
Page 14

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

Pitney Bowes Inc. - Form 10Q
Six Months Ended June 30, 1998
Page 15

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


Item 4:  Submission of Matters to a Vote of Security Holders

Below are the final results of the voting at the annual meeting of shareholders held on May 11, 1998:

Proposal 1 - Election of Directors

               Nominee                For                Withheld
          ------------------      -----------           ---------
          Linda G. Alvarado       242,813,000           4,368,125
          Marc C. Breslawsky      244,612,262           2,568,863
          Ernie Green             242,691,245           4,489,880
          Charles E. Hugel        244,632,116           2,549,009

Proposal 2 - Appointment of Price Waterhouse LLP (effective July 1, 1998, PricewaterhouseCoopers LLP) as Independent Accountants

            For                 Against                   Abstain
        -----------           -----------               ---------
        246,304,743             335,286                   541,096

Proposal 3 - Amendment to the 1991 Stock Plan for the authorization of an additional 18 million shares available for issuance under the Plan*

            For                 Against                   Abstain
        -----------           -----------               ---------
        218,933,579            9,366,253                 1,479,234

* This proposal had 17,402,059 Broker Non-Votes

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1998
Page 16

Proposal 4 - Stockholder proposal relating to Coalition for Environmentally
             Responsible Economies Principles**

            For                  Against                   Abstain
        -----------           ------------               ----------
        13,421,112             207,385,081               8,038,893

** This proposal had 18,336,039 Broker Non-Votes

The following  other  directors  continued their term of office after the Annual
Meeting:

     William E. Butler                             James H. Keyes
     Colin G. Campbell                             Michael I. Roth
     Michael J. Critelli                           Phyllis Shapiro Sewell



Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

           Reg. S-K
           Exhibits            Description
           --------            -------------------------
              (12)             Computation of ratio of
                               earnings to fixed charges

              (27)             Financial Data Schedule

(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended June 30, 1998.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1998
Page 17



                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                PITNEY BOWES INC.




August 13, 1998




                                /s/ M. L. Reichenstein
                                ------------------------------------------
                                M. L. Reichenstein
                                Vice President and Chief Financial Officer
                                (Principal Financial Officer)



                                /s/ A. F. Henock
                                ------------------------------------------
                                A. F. Henock
                                Vice President - Controller
                                and Chief Tax Counsel
                                (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------




           Reg. S-K
           Exhibits            Description
           --------            -------------------------

              (12)             Computation of ratio of
                               earnings to fixed charges

              (27)             Financial Data Schedule