Form 10-Q
period 1998-09-30
PITNEY BOWES INC /DE/
filed 1998-11-17
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 1 0 - Q




 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

                                                        OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------


Commission File Number: 1-3579


                                PITNEY BOWES INC.


State of Incorporation                           IRS Employer Identification No.
     Delaware                                               06-0495050


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

Number of shares of common stock, $1 par value, outstanding as of October 31, 1998 is 272,640,700.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1998
Page 2


                                Pitney Bowes Inc.
                                      Index
                                -----------------

                                                                    Page Number
                                                                    -----------
Part I - Financial Information:

    Item 1: Financial Statements

      Consolidated Statements of Income -  Three and Nine
           Months Ended September 30, 1998 and 1997...............            3

      Consolidated Balance Sheets - September 30, 1998
           and December 31, 1997..................................            4

      Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1998 and 1997..........            5

      Notes to Consolidated Financial Statements..................        6 - 8

    Item 2: Management's Discussion and Analysis of
                 Financial Condition and Results of Operations....       9 - 15

Part II - Other Information:

      Item 1:  Legal Proceedings..................................           16

      Item 2:  Changes in Securities..............................           16

      Item 5:  Other Information..................................           16

      Item 6:  Exhibits and Reports on Form 8-K...................           16

Signatures .......................................................           17

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1998
Page 3
                         Part I - Financial Information
Item 1. Financial Statements

                                Pitney Bowes Inc.
                        Consolidated Statements of Income
                                   (Unaudited)
                        ---------------------------------

(Dollars in thousands, except per share data)

                                                             Three Months Ended September 30,       Nine Months Ended September 30,
                                                            ---------------------------------     ---------------------------------
                                                                       1998             1997*                1998             1997*
                                                            ---------------   ---------------     ---------------   ---------------
Revenue from:
  Sales ................................................    $       488,575   $       449,904     $     1,431,310   $     1,317,483
  Rentals and financing ................................            435,557           404,049           1,262,371         1,192,407
  Support services .....................................            128,271           120,671             379,715           359,870
                                                            ---------------   ---------------     ---------------   ---------------

    Total revenue ......................................          1,052,403           974,624           3,073,396         2,869,760
                                                            ---------------   ---------------     ---------------   ---------------

Costs and expenses:
  Cost of sales ........................................            282,503           265,563             847,486           788,861
  Cost of rentals and financing ........................            133,237           119,528             377,154           334,882
  Selling, service and administrative ..................            362,921           339,717           1,046,819         1,001,508
  Research and development .............................             24,699            21,578              73,395            64,061
  Interest, net ........................................             36,704            38,935             110,076           117,520
                                                            ---------------   ---------------     ---------------   ---------------

    Total costs and expenses ...........................            840,064           785,321           2,454,930         2,306,832
                                                            ---------------   ---------------     ---------------   ---------------

Income from continuing operations before income taxes ..            212,339           189,303             618,466           562,928
Provision for income taxes .............................             73,120            65,121             212,929           193,979
                                                            ---------------   ---------------     ---------------   ---------------

Income from continuing operations ......................            139,219           124,182             405,537           368,949
Discontinued operations (Note 2) .......................              2,367             3,623               7,753             9,872
                                                            ---------------   ---------------     ---------------   ---------------

Net income .............................................    $       141,586   $       127,805     $       413,290   $       378,821
                                                            ===============   ===============     ===============   ===============



Basic earnings per share:
Continuing operations ..................................    $           .51   $           .43     $          1.47   $          1.27
Discontinued operations ................................                .01               .01                 .03               .03
                                                            ---------------   ---------------     ---------------   ---------------
Net income .............................................    $           .52   $           .44     $          1.50   $          1.30
                                                            ===============   ===============     ===============   ===============


Diluted earnings per share:
Continuing operations ..................................    $           .50   $           .43     $          1.44   $          1.26
Discontinued operations ................................                .01               .01                 .03               .03
                                                            ---------------   ---------------     ---------------   ---------------
Net income .............................................    $           .51   $           .44     $          1.47   $          1.29
                                                            ===============   ===============     ===============   ===============


Dividends declared per share of common stock ...........    $          .225   $           .20     $          .675   $           .60
                                                            ===============   ===============     ===============   ===============

Ratio of earnings to fixed charges .....................               4.72              4.31                4.61              4.29
                                                            ===============   ===============     ===============   ===============
Ratio of earnings to fixed charges
  excluding minority interest ..........................               5.09              4.65                4.97              4.58
                                                            ===============   ===============     ===============   ===============

*Reclassified to reflect discontinued operations.

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1998
Page 4

                                Pitney Bowes Inc.
                           Consolidated Balance Sheets
                           ---------------------------

                                                                                  September 30,        December 31,
(Dollars in thousands, except share data)                                                  1998                1997
                                                                                ---------------     ---------------
                                                                                  (unaudited)
Assets
------
Current assets:
     Cash and cash equivalents.............................................     $       144,974     $       137,073
     Short-term investments, at cost which
         approximates market...............................................               1,930               1,722
     Accounts receivable, less allowances:
         9/98, $22,513; 12/97, $21,129.....................................             346,475             348,792
     Finance receivables, less allowances:
         9/98, $43,348; 12/97, $54,170.....................................           1,435,795           1,546,542
     Inventories (Note 3)..................................................             235,568             249,207
     Other current assets and prepayments..................................             173,458             180,179
     Net assets of discontinued operations.................................             776,941                --
                                                                                ---------------     ---------------

         Total current assets..............................................           3,115,141           2,463,515

Property, plant and equipment, net (Note 4)................................             470,110             497,261
Rental equipment and related inventories, net (Note 4).....................             803,738             788,035
Property leased under capital leases, net (Note 4).........................               3,909               4,396
Long-term finance receivables, less allowances:
     9/98, $49,479; 12/97, $78,138.........................................           1,938,581           2,581,349
Investment in leveraged leases.............................................             817,144             727,783
Goodwill, net of amortization:
     9/98, $45,902; 12/97, $40,912.........................................             213,778             203,419
Other assets  .............................................................             869,944             627,631
                                                                                ---------------     ---------------

Total assets  ............................................................      $     8,232,345     $     7,893,389
                                                                                ===============     ===============

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities..............................     $       842,511     $       878,759
     Income taxes payable..................................................             165,414             147,921
     Notes payable and current portion of
         long-term obligations ............................................           1,844,077           1,982,988
     Advance billings......................................................             362,801             363,565
                                                                                ---------------     ---------------

         Total current liabilities.........................................           3,214,803           3,373,233

Deferred taxes on income...................................................             929,199             905,768
Long-term debt (Note 5)....................................................           1,710,533           1,068,395
Other noncurrent liabilities...............................................             366,799             373,416
                                                                                ---------------     ---------------

         Total liabilities.................................................           6,221,334           5,720,812
                                                                                ---------------     ---------------

Preferred stockholders' equity in a subsidiary company.....................             300,000             300,000

Stockholders' equity:
     Cumulative preferred stock, $50 par
         value, 4% convertible.............................................                  34                  39
     Cumulative preference stock, no par
         value, $2.12 convertible..........................................               2,076               2,220
     Common stock, $1 par value............................................             323,338             323,338
     Capital in excess of par value........................................              18,198              28,028
     Retained earnings.....................................................           2,971,883           2,744,929
     Accumulated other comprehensive income (Note 8).......................             (90,548)            (63,348)
     Treasury stock, at cost...............................................          (1,513,970)         (1,162,629)
                                                                                ---------------     ---------------

         Total stockholders' equity........................................           1,711,011           1,872,577
                                                                                ---------------     ---------------

Total liabilities and stockholders' equity.................................     $     8,232,345     $     7,893,389
                                                                                ===============     ===============


                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1998
Page 5

                                Pitney Bowes Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                      -------------------------------------

(Dollars in thousands)

                                                                   Nine Months Ended September 30,
                                                                 -----------------------------------
                                                                            1998               1997*
                                                                 ---------------     ---------------
Cash flows from operating activities:
  Income from continuing operations ........................     $       405,537     $       368,949
  Discontinued operations ..................................               7,753               9,872
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization ........................             266,127             222,699
      Increase in deferred taxes on income .................              72,909             171,277
      Change in assets and liabilities:
        Accounts receivable ................................                (490)              7,564
        Net investment in internal finance receivables .....            (103,061)            (87,666)
        Inventories ........................................              13,683              25,951
        Other current assets and prepayments ...............               4,838             (22,474)
        Accounts payable and accrued liabilities ...........             (12,267)             23,837
        Income taxes payable ...............................              17,659             (83,801)
        Advance billings ...................................               2,584              13,542
      Other, net ...........................................             (17,033)            (68,595)
                                                                 ---------------     ---------------

      Net cash provided by operating activities ............             658,239             581,155
                                                                 ---------------     ---------------

Cash flows from investing activities:
  Short-term investments ...................................                (310)               (713)
  Net investment in fixed assets ...........................            (219,896)           (202,579)
  Net investment in external finance receivables ...........             (72,105)             95,255
  Investment in leveraged leases ...........................             (95,534)            (47,086)
  Investment in mortgage servicing rights ..................            (189,252)            (71,589)
  Other investing activities ...............................             (16,471)             (3,025)
                                                                 ---------------     ---------------

      Net cash used in investing activities ................            (593,568)           (229,737)
                                                                 ---------------     ---------------

Cash flows from financing activities:
  (Decrease)increase in notes payable, net .................            (109,532)            387,937
  Proceeds from issuance of long-term obligations ..........             836,123                --
  Principal payments on long-term obligations ..............            (231,805)           (252,794)
  Proceeds from issuance of stock ..........................              32,424              27,964
  Stock repurchases ........................................            (394,716)           (447,759)
  Proceeds from preferred stock issued by a subsidiary......                --               100,000
  Dividends paid ...........................................            (186,336)           (174,993)
                                                                 ---------------     ---------------

      Net cash used in financing activities ................             (53,842)           (359,645)
                                                                 ---------------     ---------------

Effect of exchange rate changes on cash ....................              (2,928)             (1,904)
                                                                 ---------------     ---------------

Increase (decrease) in cash and cash equivalents ...........               7,901             (10,131)

Cash and cash equivalents at beginning of period ...........             137,073             135,271
                                                                 ---------------     ---------------

Cash and cash equivalents at end of period .................     $       144,974     $       125,140
                                                                 ===============     ===============


Interest paid ..............................................     $       141,191     $       154,165
                                                                 ===============     ===============

Income taxes paid, net .....................................     $       128,850     $       112,180
                                                                 ===============     ===============


* Certain prior year amounts have been reclassified to conform with the 1998 presentation and to reflect discontinued operations.

                  See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1998
Page 6
                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
-------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at September 30, 1998 and December 31, 1997, the results of its operations for the three months and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997 have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 1997 Annual Report to Stockholders on Form 10-K.

Note 2:
-------
On October 30, 1998, Colonial Pacific Leasing Corporation (CPLC), a wholly owned subsidiary of the company, transferred the operations, employees and substantially all assets related to its broker-oriented external financing business to General Electric Capital Corporation (GECC), a subsidiary of the General Electric Company. The company received approximately $790 million at closing, which approximates the book value of the net assets sold or otherwise disposed of and related transaction costs. The transaction is subject to post closing adjustments pursuant to the terms of the purchase agreement with GECC entered into on October 12, 1998.

Operating results of CPLC have been segregated and reported as discontinued operations for the three and nine months ended September 30, 1998. Prior year results have been reclassified to conform to the current year presentation. Net assets of discontinued operations have been separately classified in the Consolidated Balance Sheet at September 30, 1998. Cash flow impacts of discontinued operations have not been segregated in the Consolidated Statements of Cash Flows. Revenue of CPLC was $32.0 million and $38.1 million for the three months ended September 30, 1998 and 1997, respectively, and $102.1 million and $110.4 million for the nine months ended September 30, 1998 and 1997, respectively. Income from discontinued operations includes allocated interest expense of $9.6 million and $12.1 million for the three months ended September 30, 1998 and 1997, respectively, and $30.6 million and $34.0 million for the nine months ended September 30, 1998 and 1997, respectively. Interest expense has been allocated based on CPLC's intercompany borrowing levels with Pitney Bowes Credit Corporation (PBCC), charged at PBCC's weighted average borrowing rate.

Note 3:
-------

Inventories are comprised of the following:

(Dollars in thousands)                                                            September 30,        December 31,
                                                                                           1998                1997
                                                                                ---------------     ---------------
Raw materials and work in process ..........................................    $        54,671     $        51,429
Supplies and service parts .................................................             93,096              93,064
Finished products ..........................................................             87,801             104,714
                                                                                ---------------     ---------------

Total ......................................................................    $       235,568     $       249,207
                                                                                ===============     ===============

Note 4:
-------

Fixed assets are comprised of the following:

(Dollars in thousands)                                                            September 30,        December 31,
                                                                                           1998                1997
                                                                                ---------------     ---------------
Property, plant and equipment ..............................................    $     1,133,112     $     1,120,325
Accumulated depreciation ...................................................           (663,002)           (623,064)
                                                                                ---------------     ---------------

Property, plant and equipment, net .........................................    $       470,110     $       497,261
                                                                                ===============     ===============

Rental equipment and related inventories ...................................    $     1,674,693     $     1,577,370
Accumulated depreciation ...................................................           (870,955)           (789,335)
                                                                                ---------------     ---------------
Rental equipment and related inventories, net ..............................    $       803,738     $       788,035
                                                                                ===============     ===============

Property leased under capital leases .......................................    $        19,382     $        20,507
Accumulated amortization ...................................................            (15,473)            (16,111)
                                                                                ---------------     ---------------

Property leased under capital leases, net ..................................    $         3,909     $         4,396
                                                                                ===============     ===============

Note 5:
-------
On September 30, 1998, certain partnerships controlled by affiliates of PBCC, a wholly owned subsidiary of the company, issued a total of $282 million of Series A and Series B Secured Floating Rate Senior Notes (the Notes). The Notes are due in 2001 and bear interest at a floating rate of LIBOR plus 0.65 percent, set as of the quarterly interest payment dates. The proceeds from the Notes were used to purchase subordinated debt obligations from the company (PBI Obligations). The PBI Obligations have a principal amount of $282 million and bear interest at a floating rate of LIBOR plus 1.0 percent, set as of the Notes' quarterly interest payment dates.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1998
Page 7

On July 15, 1998, PBCC filed a shelf registration with the Securities and Exchange Commission (SEC) which permits issuance of up to $750 million in debt securities.

On April 29, 1998, the company filed a non-financial services shelf registration with the SEC which combined with $32 million remaining under a previous shelf registration statement permits issuance of up to $500 million in debt securities. On September 25, 1998, the company established a medium-term note facility (MTN facility) under this shelf registration. The MTN facility permits issuance from time to time of up to $500 million of medium-term notes with maturities of nine months or more from the date of issuance. At September 30, 1998, the entire $500 million remained available.

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

Note 6:
-------

A reconciliation  of the basic and diluted  earnings per share  computations for the three months ended  September 30, 1998 and 1997 is as follows (in thousands, except per share data):

                                                       1998                                                 1997*
                                    --------------------------------------------        --------------------------------------------
                                                                             Per                                                 Per
                                           Income           Shares         Share               Income            Shares        Share
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing
    operations                      $     139,219                                       $     124,182
Less:
     Preferred stock
      dividends                                 -                                                  (1)
     Preference stock
      dividends                               (40)                                                (44)
--------------------------------------------------------------------------------        --------------------------------------------
Basic earnings per
    share                           $     139,179          273,868     $     .51        $     124,137           287,282     $    .43
--------------------------------------------------------------------------------        --------------------------------------------

Effect of dilutive
   securities:
     Preferred stock                            -               17                                  1                22
     Preference stock                          40            1,236                                 44             1,342
     Stock options                                           2,897                                                2,280
     Other                                                     695                                                  263
--------------------------------------------------------------------------------        --------------------------------------------
Diluted earnings per
    share                           $     139,219          278,713     $     .50        $     124,182           291,189     $    .43
================================================================================        ============================================


A reconciliation  of the basic and diluted  earnings per share  computations for the nine months ended  September 30, 1998 and 1997 is as follows (in  thousands, except per share data):

                                                       1998                                                 1997*
                                    --------------------------------------------        --------------------------------------------
                                                                             Per                                                 Per
                                           Income           Shares         Share               Income            Shares        Share
--------------------------------------------------------------------------------        --------------------------------------------
Income from continuing
    operations                      $     405,537                                       $     368,949
Less:
     Preferred stock
      dividends                                 -                                                  (1)
     Preference stock
      dividends                              (124)                                               (135)
--------------------------------------------------------------------------------        --------------------------------------------
Basic earnings per
    share                           $     405,413          276,028     $    1.47        $     368,813           290,929    $    1.27
--------------------------------------------------------------------------------        --------------------------------------------

Effect of dilutive
   securities:
     Preferred stock                            -               17                                  1                22
     Preference stock                         124            1,263                                135             1,365
     Stock options                                           2,812                                                1,938
     Other                                                     547                                                  268
--------------------------------------------------------------------------------        --------------------------------------------
Diluted earnings per
    share                           $     405,537          280,667     $    1.44        $     368,949           294,522    $    1.26
================================================================================        ============================================

* Adjusted to reflect discontinued operations.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1998
Page 8


Note 7:
-------

Revenue and operating profit by business segment for the three and nine months ended September 30, 1998 and 1997 were as follows:

                                                                   Three Months Ended                       Nine Months Ended
                                                                      September 30,                           September 30,
                                                            ---------------------------------     ---------------------------------
(Dollars in thousands)                                                 1998             1997*                1998             1997*
                                                            ---------------   ---------------     ---------------   ---------------
Revenue
  Business equipment ...................................    $       830,450   $       779,672     $     2,446,692   $     2,304,156
  Business services ....................................            181,635           142,270             507,396           408,721
  Commercial and industrial financing ..................             40,318            52,682             119,308           156,883
                                                            ---------------   ---------------     ---------------   ---------------

Total revenue ..........................................    $     1,052,403   $       974,624     $     3,073,396   $     2,869,760
                                                            ===============   ===============     ===============   ===============

Operating Profit(1):
  Business equipment ...................................    $       213,162   $       186,436     $       615,945   $       542,464
  Business services ....................................             20,657            13,413              53,497            35,692
  Commercial and industrial financing ..................             11,482             7,455              32,029            32,569
                                                            ---------------   ---------------     ---------------   ---------------

Total operating profit .................................    $       245,301   $       207,304     $       701,471   $       610,725
                                                            ===============   ===============     ===============   ===============

<F1>*Reclassified to reflect discontinued operations.

<F2>(1)  Operating profit excludes general corporate expenses, income taxes, and net interest other than that related to finance operations.

Note 8:
-------

Comprehensive income for the three and nine months ended September 30, 1998 and 1997 was as follows:


                                                                   Three Months Ended                       Nine Months Ended
                                                                      September 30,                           September 30,
                                                            ---------------------------------     ---------------------------------
(Dollars in thousands)                                                 1998              1997                1998              1997
                                                            ---------------   ---------------     ---------------   ---------------

Net income .............................................    $       141,586   $       127,805     $       413,290   $       378,821
Other comprehensive income:
  Foreign currency translation
    adjustments ........................................            (15,918)          (13,413)            (27,200)          (34,593)
                                                            ---------------   ---------------     ---------------   ---------------
Comprehensive income ...................................    $       125,668   $       114,392     $       386,090   $       344,228
                                                            ===============   ===============     ===============   ===============



Note 9:
-------
In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 (January 1, 2000 for the company) and requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains and losses depends on the intended use of the derivative and the resulting designation. The company is currently evaluating the impact of this statement.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1998
Page 9


Item 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                -------------------------------------------------


Results of Operations - third quarter of 1998 vs. third quarter of 1997
------------------------------------------------------------------------

On October 30, 1998, Colonial Pacific Leasing Corporation (CPLC), a wholly owned subsidiary of the company, transferred the operations, employees and substantially all assets related to its broker-oriented external financing business to General Electric Capital Corporation (GECC), a subsidiary of the General Electric Company. As a result, CPLC's results have been excluded from continuing operations. The company received approximately $790 million at closing, which approximates the book value of the net assets sold or otherwise disposed of and related transaction costs. The transaction is subject to post closing adjustments pursuant to the terms of the purchase agreement with GECC entered into on October 12, 1998. Proceeds from the sale will be used to reinvest in core businesses around the world, pay down consolidated debt and repurchase shares of the company's stock.

Revenue increased eight percent in the third quarter of 1998 to $1,052.4 million compared with $974.6 million in the third quarter of 1997. Income from continuing operations increased 12.1 percent to $139.2 million from $124.2 million for the same period in 1997. Diluted earnings per share from continuing operations grew to 50 cents, a 17.4 percent increase from the third quarter of 1997. Revenue growth was 10 percent, excluding revenue from the Commercial and Industrial Financing segment. The decrease in Commercial and Industrial Financing revenue resulted from the planned reductions in the external lease financing portfolio.

Third quarter 1998 revenue included $488.6 million from sales, up nine percent from $449.9 million in the third quarter of 1997; $435.6 million from rentals and financing, up eight percent from $404.0 million; and $128.3 million from support services, up six percent from $120.7 million.

In the Business Equipment segment, which includes Mailing Systems and Office Systems operations, revenue grew seven percent and operating profit increased 14 percent during the third quarter.

Mailing Systems' revenue grew six percent during the quarter; excluding the impact of foreign currency exchange rates primarily in Canada, Australia and Japan, revenue grew seven percent. This growth was driven by strong customer demand for advanced mailing equipment and systems, particularly at the high end, and ongoing migration to advanced electronic and digital metering technology. The company continued to lead the market conversion to more advanced technology, with electronic and digital meters comprising 85 percent of the company's installed U.S. meter base at September 30, 1998 compared with 70 percent at September 30, 1997.

Office Systems' revenue grew nine percent, which was driven by growth in both the facsimile and copier product lines. The company strengthened its solid positioning as the preeminent provider of advanced office systems with placements of the "Smart Image Plus" line of copiers, the addition of the high-volume, 62-copy-per-minute DL620 copier to the digital product line, and the latest 33.6 kbps facsimile--Model 9930.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1998
Page 10


In the Business Services segment, third quarter revenue grew 28 percent and operating profit grew 54 percent. The segment includes Pitney Bowes Management Services and Atlantic Mortgage and Investment Corporation. Both businesses in this segment continued to successfully broaden service offerings to existing customers and add new customers to their respective bases. Operating profit also continued to benefit from leveraging operating efficiencies. Operating profit improvements were partially offset by a revaluation of the company's assets due to a projected rise in future mortgage prepayments attributable to recent declines in interest rates.

As planned, revenue in the Commercial and Industrial Financing segment was down 23 percent as compared with the third quarter of 1997. Operating profit for the quarter declined eight percent after excluding a one-time charge associated with the asset sales to GATX Capital Corporation during the third quarter of 1997. On a reported basis, operating profit increased 54 percent compared to the third quarter of last year. The strategic disposition of earning assets during 1997 and continued reduction in 1998 resulted in the anticipated declines in revenue and operating profit. These reductions are part of the company's ongoing strategy to reduce the level of capital committed to asset financing while maintaining the ability to provide a full range of financial services to customers.

Cost of sales decreased to 57.8% of sales revenue in the third quarter of 1998 compared with 59.0% in the third quarter of 1997. This was due primarily to lower product costs at U.S. Mailing Systems and increased sales of high margin supplies at Office Systems. The improvement was achieved despite the offsetting effect of growth in the lower-margin management services business, which includes most of its expenses in cost of sales.

Cost of rentals and financing increased to 30.6% of related revenues in the third quarter of 1998 compared with 29.6% in the third quarter of 1997. This was due mainly to reduced revenues from the Commercial and Industrial Financing segment, the impact of increased revenues from the relatively lower-margin mortgage servicing business, and higher depreciation expense from increased placements of digital and electronic meters.

Selling, service and administrative expenses were 34.5% of revenues in the third quarter of 1998 compared with 34.9% in the third quarter of 1997. This improvement was due primarily to the company's continued emphasis on controlling operating expenses.

Research and development expenses increased 14.5 percent to $24.7 million in the third quarter of 1998 compared with $21.6 million in the third quarter of 1997. The increase reflects the company's continued commitment to developing new technologies for its digital meters and other mailing and software products.

Net interest expense decreased to $36.7 million in the third quarter of 1998 from $38.9 million in the third quarter of 1997. The decrease is due mainly to lower average borrowings in 1998 compared with 1997 resulting from the transaction with GATX Capital Corporation during 1997, and lower interest rates.

The effective tax rate for the third quarter of 1998 and 1997 was 34.4 percent.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1998
Page 11


Net income and diluted earnings per share increased 10.8 percent and 15.7 percent, respectively, in the third quarter of 1998 due to the factors discussed above. The reason for the increase in diluted earnings per share outpacing the increase in net income was the company's continuing share repurchase program.

Results of Operations - nine months of 1998 vs. nine months of 1997
-------------------------------------------------------------------

For the first nine months of 1998 compared with the same period of 1997, revenue increased seven percent to $3,073.4 million while income from continuing operations increased 10 percent to $405.5 million. The factors that affected revenue and earnings performance included those cited for the third quarter of 1998 versus 1997.

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

Liquidity and Capital Resources
-------------------------------

The ratio of current assets to current liabilities improved to .97 to 1 at September 30, 1998 compared with .73 to 1 at December 31, 1997. Excluding the impact of reclassifying the balance sheet to reflect net assets of discontinued operations in current assets, the ratio at September 30, 1998 is .82 to 1. The improvement was due primarily to an increase in short-term finance receivables and from the repayment of short-term debt.

On September 30, 1998, certain partnerships controlled by affiliates of Pitney Bowes Credit Corporation (PBCC), a wholly owned subsidiary of the company, issued a total of $282 million of Series A and Series B Secured Floating Rate
Senior Notes (the Notes). The Notes are due in 2001 and bear interest at a floating rate of LIBOR plus 0.65 percent, set as of the quarterly interest payment dates. The proceeds from the Notes were used to purchase subordinated debt obligations from the company (PBI Obligations). The PBI Obligations have a principal amount of $282 million and bear interest at a floating rate of LIBOR plus 1.0 percent, set as of the Notes' quarterly interest payment dates.

On July 15, 1998, PBCC filed a shelf registration with the Securities and Exchange Commission (SEC) which permits issuance of up to $750 million in debt securities.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1998
Page 12


On April 29, 1998, the company filed a non-financial services shelf registration with the SEC which combined with $32 million remaining under a previous shelf registration statement permits issuance of up to $500 million in debt securities. On September 25, 1998, the company established a medium-term note facility (MTN facility) under this shelf registration. The MTN facility permits issuance from time to time of up to $500 million of medium-term notes with maturities of nine months or more from the date of issuance. At September 30, 1998, the entire $500 million remained available.

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

The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company in total debt was 69.3 percent at September 30, 1998 compared with 64.2 percent at December 31, 1997. Book value per common share decreased to $6.26 at September 30, 1998 from $6.69 at December 31, 1997 driven primarily by the repurchase of common shares. During the quarter ended September 30, 1998, the company repurchased 1.6 million common shares for $87.3 million.

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

Year 2000
---------

In 1997, the company established a formal worldwide program to identify and resolve the impact of the Year 2000 date processing issue on the company's business systems, products and supporting infrastructure. This included a comprehensive review of the company's information technology (IT) and non-IT systems, software, and embedded processors. The program structure has strong executive sponsorship and consists of a Year 2000 steering committee of senior business and technology management, a Year 2000 program office of full-time project management, and subject matter experts and dedicated business unit project teams. The company has also engaged independent consultants to perform periodic program reviews and assist in systems assessment and test plan development.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1998
Page 13


The program encompasses the following phases: an inventory of affected technology and critical third party suppliers, an assessment of Year 2000 readiness, resolution, unit and integrated testing and contingency planning. The company completed its worldwide inventory and assessment of all business systems, products, and supporting infrastructure. Required modifications are in progress and will be substantially complete by year-end 1998. Tests are performed as software is remediated, upgraded, or replaced. Integrated testing is expected to be complete by mid-1999.

As part of ongoing product development efforts, the company's recently introduced products are Year 2000 compliant. Over 95 percent of our installed product base, including all postage meters and copier and facsimile systems are already Year 2000 compliant. For products not yet compliant, upgrades or replacements will be available by mid-1999. Detailed product compliance information is available on the company's website(www.pitneybowes.com/year2000).

The company relies on third parties for many systems, products and services. The company could be adversely impacted if third parties do not make necessary changes to their own systems and products successfully and in a timely manner. We have established a formal process to identify, assess and monitor the Year 2000 readiness of critical third parties. This process includes regular meetings with critical suppliers, including telecommunication carriers and utilities, as well as business partners, including postal authorities. Although, there are no known problems at this time, the company is unable to predict with certainty whether such third parties will be able to address their Year 2000 problems on a timely basis.

The company estimates the total cost of the worldwide program from inception in 1997 through the Year 2000 to be approximately $41-46 million, of which approximately $22 million is expected to be incurred through December 31, 1998. These costs, which are funded through the company's cash flows, include both internal labor costs as well as consulting and other external costs. These costs are incorporated in the company's budgets and current forecasts and are being expensed as incurred.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from uncertainty about the Year 2000 readiness of third parties, the company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company's results of operations, liquidity or financial condition. However, the company continues to evaluate its Year 2000 risks and is developing contingency plans to mitigate the impact of any potential Year 2000 disruptions. We expect to complete our contingency plans by the second quarter of 1999.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1998
Page 14


Capital Investments
-------------------

In the first nine months of 1998, net investments in fixed assets included $62.4 million in net additions to property, plant and equipment and $157.5 million in net additions to rental equipment and related inventories compared with $66.7 million and $135.9 million, respectively, in the same period in 1997. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment for both new placements and upgrade programs.

As of September 30, 1998, commitments for the acquisition of property, plant and equipment reflected plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Regulatory Matters
------------------

In May 1996, the United States Postal Service (USPS) issued a proposed schedule for the phaseout of mechanical meters in the United States. In accordance with the schedule, the company voluntarily halted new placements of mechanical meters in the U.S. as of June 1, 1996. As a result of the company's aggressive efforts to meet the USPS mechanical meter migration schedule combined with the company's ongoing and continuing investment in advanced postage evidencing technologies, at September 30, 1998, electronic and digital meters represented approximately 85 percent of the company's U.S. installed base, up from 75 percent at December 31, 1997 and 70 percent at September 30, 1997. Based on the announced USPS mechanical meter migration schedule, the company believes that the phaseout of mechanical meters will not cause a material adverse financial impact on the company.

In May 1995, the USPS publicly announced its concept of its Information Based Indicia Program (IBIP), the purpose of which was to develop a new standard for future digital postage evidencing devices. In July 1996, the USPS published for public comment draft specifications for the Indicium, Postal Security Device and Host specifications. The company submitted extensive comments to these specifications in November 1996. Revised specifications were then published in 1997 which incorporated many of the changes recommended by the company in its prior comments. The company submitted comments to these revised specifications. Also, in March 1997 the USPS published for public comment the Vendor Infrastructure specification to which the company responded on June 27, 1997. On August 26, 1998, the USPS published for public comment a consolidated and revised set of IBIP specifications entitled "Performance Criteria for Information Based Indicia and Security Architecture for IBI Postage Metering Systems" (the IBI Performance Criteria). The IBI Performance Criteria consolidated the four aforementioned IBIP specifications and incorporated many of the comments previously submitted by the company. The company is in the process of drafting comments to the IBI Performance Criteria for submission to the USPS on November 30, 1998.

As of September 30, 1998, the company is in the process of finalizing the development of a PC product which satisfies the proposed IBIP specifications. This product is currently undergoing testing by the USPS and is expected to be ready for market upon final approval from the USPS.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1998
Page 15


Forward-looking Statements
--------------------------

The company wants to caution readers that any forward-looking statements (those which talk about the company's or management's current expectations as to the future) in this Form 10-Q or made by the company management involve risks and uncertainties which may change based on various important factors. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

o   changes in postal regulations
o   timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o   successful  entry into new  markets
o mailers' utilization of alternative means of communication or competitors' products
o   the company's success at managing customer credit risk
o   changes in interest rates

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1998
Page 16


                           Part II - Other Information
                           ---------------------------

Item 1:  Legal Proceedings

In the course of normal business, the company is occasionally party to lawsuits. These may involve litigation by or against the company relating to, among other things:

o        contractual rights under vendor, insurance or other contracts
o        intellectual property or patent rights
o        equipment, service or payment disputes with customers
o        disputes with employees

The company is currently a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the company's financial position or results of operations.


Item 2:  Changes in Securities

On October 22, 1998, the company issued 418,165 shares of its common stock to a financial institution in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act. The company granted an option to repurchase these shares at an exercise price of $55.7577 per share on November 25, 1998.


Item 5:  Other Information

The Board of Directors have amended and restated the company's by-laws to, among other things, clarify the advance notice procedures for stockholders wishing to bring a matter to a vote before a stockholders' meeting.


Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

           Reg. S-K
           Exhibits            Description
           -----------         -----------------------------

              (3)(ii)          Amended By-Laws

              (12)             Computation of ratio of
                               earnings to fixed charges

              (27)             Financial Data Schedule

(b) Reports on Form 8-K

     On September 25, 1998, the company filed a Form 8-K relating to the establishment of a medium-term note program for the issuance from time to time of up to $500 million aggregated principal amount of medium-term Notes.

     On October 19, 1998, PBCC filed a Form 8-K relating to the definitive agreement entered into with General Electric Capital Corporation (GECC), a subsidiary of General Electric Company, to sell its broker-oriented external financing business, Colonial Pacific Leasing Corporation (CPLC). In this transaction, the operations, employees and substantially all assets related to CPLC will be transferred to GECC.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1998
Page 17



                                   Signatures
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                PITNEY BOWES INC.




November 16, 1998




                                  /s/ M. L. Reichenstein
                                  -------------------------------------------
                                  M. L. Reichenstein
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)



                                  /s/ A. F. Henock
                                  -------------------------------------------
                                  A. F. Henock
                                  Vice President - Controller
                                  and Chief Tax Counsel
                                  (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------




           Reg. S-K
           Exhibits            Description
           ----------          --------------------------------

              (3)(ii)          Amended By-Laws

              (12)             Computation of ratio of
                               earnings to fixed charges

              (27)             Financial Data Schedule