Form 10-K
period 1998-12-31
PITNEY BOWES INC /DE/
filed 1999-03-30
CIK 78814

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549-1004

                                   FORM 10-K


 X  ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934

For the year ended December 31, 1998

                               OR

     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---
 EXCHANGE ACT OF  1934

For the transition period from    ____________to _______________

Commission file number 1-3579


                               PITNEY BOWES INC.


State of Incorporation                         IRS Employer Identification No.
   Delaware                                              06-0495050


                              World Headquarters
                       Stamford, Connecticut  06926-0700
                       Telephone Number:  (203) 356-5000

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
    Title of each class                         which registered
    -------------------                  ------------------------------

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

Yes   X   No
    ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock (common stock and $2.12 preference stock) held by non-affiliates of the Registrant as of March 12, 1999 is $17,320,985,156.

Number of shares of common stock, $1 par value, outstanding as of March 12, 1999 is 269,561,366.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Only the following portions of the Pitney Bowes Inc. 1998 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Form 10-K Annual Report:

    (a) Financial Statements, pages 36 to 58.
    (b) Management's Discussion and Analysis of Financial Condition and Results of Operations and Summary of Selected Financial Data on pages 25 to 35, excluding the information on page 34 relating to Dividend Policy.
    (c) Stock Exchanges and Stock Information, on page 59.

2. Pitney Bowes Inc. Notice of the 1999 Annual Meeting and Proxy Statement dated April 1, 1999, pages 4 to 7, 10 to 13 and 18 and portions of pages 3, 9, 14 and 17 are incorporated by reference into Part III of this Form 10-K Annual Report.

                                     PART I
                                     ------

Item 1.  Business
         --------

Pitney Bowes Inc. and its subsidiaries (the company) operate in four reportable segments: Mailing and Integrated Logistics, Office Solutions, Mortgage Servicing and Capital Services. The company operates in the United States and outside the U.S. Financial information concerning revenue, operating profit and identifiable assets by reportable segment and geographic area appears on pages 54 to 56 of the Pitney Bowes Inc. 1998 Annual Report to Stockholders and is incorporated herein by reference.

Mailing and Integrated Logistics. Mailing and Integrated Logistics includes
--------------------------------
revenues from the sale and financing of mailing equipment, related supplies and services, and the rental of postage meters. Products are sold, rented or financed by the company, while supplies and services are sold. Some of the company's products are sold through dealers outside the U.S.

Products include postage meters, mailing machines, address hygiene software, manifest systems, letter and parcel scales, mail openers, mailroom furniture, folders, and paper handling and shipping equipment.

Office Solutions.   Office Solutions includes revenues from the sale, financing,
----------------
rental and service of reprographic and facsimile equipment including related supplies, and facilities management services which provides reprographic business support, and other processing functions. Products are sold, rented or financed by the company, while supplies and services are sold.

Facilities management services are provided by the company's Pitney Bowes Management Services, Inc. subsidiary (P.B.M.S.). P.B.M.S. provides customers with a variety of business support services to manage copy, reprographic and mail centers, facsimile, electronic printing and imaging services, and records management. P.B.M.S. is a major provider of on-and off-site services which help customers manage the creation, processing, storage, retrieval, distribution and tracking of documents and messages in both paper and digital form.

The financial services operations provide lease financing for the company's products (for both the Mailing and Integrated Logistics and Office Solutions segments) in the U.S., Canada, the United Kingdom, Germany, France, Norway, Ireland, Australia, Austria, Switzerland and Sweden. Consolidated financial services operations financed 38 percent of consolidated sales from continuing operations in 1998, 36 percent in 1997, and 39 percent in 1996. Consolidated financial services operations financed approximately 77 percent of leasable sales in 1998, 1997 and 1996.

Mortgage Servicing.  Mortgage Servicing provides billing, collecting and
------------------
processing services for major investors in residential first mortgages. Mortgage Servicing is provided by Atlantic Mortgage & Investment Corporation (A.M.I.C.), a wholly-owned subsidiary of Pitney Bowes Credit Corporation.

Capital Services.   Capital Services provides large-ticket financing and fee-
----------------
based programs covering a broad range of products and other financial services to the commercial and industrial markets in the U.S.

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

As part of the company's strategy to reduce the capital committed to asset-based financing, while increasing fee-based income, the company sold its broker-oriented small-ticket leasing business to General Electric Capital Corporation
(GECC), a subsidiary of General Electric Company on October 30, 1998. As part of the sale, the operations, employees and substantially all the assets of Colonial Pacific Leasing Corporation (CPLC) were transferred to GECC. The company received $790 million at closing, which approximates the book value of the net assets sold or otherwise disposed of and related transaction costs. The transaction is subject to post-closing adjustments. Operating results of CPLC have been reported separately as discontinued operations in the Consolidated Statements of Income.

Support Services.  The company maintains extensive field service organizations
----------------
in the U.S. and certain other countries to provide support services to customers who have rented, leased or purchased equipment. Such support services, provided primarily on the basis of annual maintenance contracts, accounted for approximately 12 percent of revenue in 1998, 1997 and 1996.

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

Competition.  The company has historically been a leading supplier of certain
-----------
products and services in its business segments, particularly postage meters and mailing machines. However, all segments have strong competition from a number of companies. In particular, it is facing competition in many countries for new placements from several postage meter and mailing machine suppliers, and its mailing systems products face competition from products and services offered as alternative means of message communications. P.B.M.S., a major provider of business support services to the corporate, financial services, and professional services markets, competes against national, regional and local firms specializing in facilities management. The company believes that its long experience and reputation for product quality, and its sales and support service organizations are important factors in influencing customer choices with respect to its products and services.

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

Research and Development/Patents.  The company has research and development
--------------------------------
programs that are directed towards developing new products and service methods. Expenditures on research and development totaled $100.8 million, $89.5 million, and $81.7 million in 1998, 1997 and 1996, respectively.

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

The administrative and court proceedings referred to above are in different states. It is impossible to estimate with any certainty the total cost of remediating, the timing or extent of remedial actions which may be required by governmental authorities, or the amount of liability, if any. If and when it is possible to make a reasonable estimate of the liability in any of these matters, a financial provision will be made as appropriate. Based on the facts presently known, the company believes that the outcome of any current proceeding will not have a material adverse effect on its financial condition or results of operations.

Regulatory Matters.  In May 1996, the U.S.P.S. issued a proposed schedule for
------------------
the phaseout of mechanical meters in the U.S. Between May 1996 and March 1997, the company worked with the U.S.P.S. to negotiate a revised mechanical meter migration schedule. The final schedule agreed to with the U.S.P.S. is as follows:

 . As of June 1, 1996, new placements of mechanical meters would no longer be permitted; replacements of mechanical meters previously licensed to customers would be permitted prior to the applicable suspension date for that category of mechanical meter.

 . As of March 1, 1997, use of mechanical meters by persons or firms who process mail for a fee would be suspended and would have to be removed from service.

 . As of December 31, 1998, use of mechanical meters that interface with mail machines or processors ("systems meters") would be suspended and would have to be removed from service.

 . As of March 1, 1999, use of all other mechanical meters ("stand-alone meters") would be suspended and have to be removed from service.

As a result of the company's aggressive efforts to meet the U.S.P.S. mechanical meter migration schedule combined with the company's ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represent less than 10% of the company's installed U.S. meter base at December 31, 1998, compared with 25% at December 31, 1997. At December 31, 1998, over 90% of the company's installed U.S. meter base was electronic or digital, compared to 75% at December 31, 1997. The company continues to work in close cooperation with the U.S.P.S., to convert those mechanical meter customers who have not migrated to digital or electronic meters by the applicable U.S.P.S. deadline.

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

 .  a Vendor Infrastructure specification

In July 1996, the U.S.P.S. published for public comment draft specifications for the Indicium, Postal Security Device and Host specifications. The company submitted extensive comments to these four specifications. In March 1997, the U.S.P.S. published for public comment the Vendor Infrastructure specification.

In August 1998, the U.S.P.S. published for public comment a consolidated and revised set of IBIP specifications entitled "Performance Criteria for Information Based Indicia and Security Architecture for IBI Postage Metering Systems" (the IBI Performance Criteria). The IBI Performance Criteria consolidated the four aforementioned IBIP specifications and incorporated many of the comments previously submitted by the company. The company submitted comments to the IBI Performance Criteria on November 30, 1998.

As of December 31, 1998, the company is in the process of finalizing the development of a PC product which satisfies the proposed IBI Performance Criteria. This product is currently undergoing beta testing and is expected to be ready for market upon final approval from the U.S.P.S.

Employee Relations.  At December 31, 1998, 26,792 persons were employed by the
------------------
company in the U.S. and 4,507 outside the U.S. Employee relations are considered to be satisfactory. The majority of employees are not represented by any labor union. Management follows the policy of keeping employees informed of its decisions, and encourages and implements employee suggestions whenever practicable.

Item 2.  Properties
         ----------

The company's World Headquarters and certain other office and manufacturing facilities are located in Stamford, Connecticut. Additional office facilities are located in Shelton, Connecticut. The company maintains research and development operations at a corporate engineering and technology center in Shelton, Connecticut. A sales and service training center is located near Atlanta, Georgia. The company believes that its current manufacturing, administrative and sales office properties are adequate for the needs of all of its operations.

Mailing and Integrated Logistics.  Mailing and Integrated Logistics products are
--------------------------------
manufactured in a number of plants principally in Connecticut, as well as in Harlow, England. Most of these facilities are owned by the company. At December 31, 1998, there were 135 sales, support services, and finance offices, substantially all of which are leased, located throughout the U.S. and in a number of other countries.

Office Solutions.  The company's copier and facsimile systems businesses are
-----------------
both headquartered in Trumbull, Connecticut. The company's facilities management subsidiary is headquartered in Stamford, Connecticut and leases 29 facilities located throughout the U.S., as well as in Toronto, Ontario, Canada, and London, England.

Executive and administrative offices of the financing operations (for both the Mailing and Integrated Logistics and Office Solutions segments) within the U.S. are located in Shelton, Connecticut. Offices of the financing operations outside the U.S. are maintained in Mississauga, Ontario, Canada; London, England; Heppenheim, Germany; Paris, France; Oslo, Norway; Dublin, Ireland; French's Forest, Australia; Vienna, Austria; Effretikon, Switzerland; and Stockholm, Sweden.

Mortgage Servicing.   The Atlantic Mortgage and Investment Corporation operates
-------------------
in Jacksonville, Florida.

Capital Services.   Pitney Bowes Credit Corporation leases an executive and
----------------
administrative office in Shelton, Connecticut, which is owned by Pitney Bowes Inc. There are ten leased regional and district sales offices located throughout the U.S.

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

The company is currently a plaintiff or a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

None.


Executive Officers of the Registrant
-------------------------------------------------------------------------------
                                                                                 Executive
                                                                                 Officer
Name                                  Age  Title                                 Since
------------------------------------  ---  ------------------------------------  -------

Michael J. Critelli                    50  Chairman and Chief                       1988
                                           Executive Officer

Marc C. Breslawsky                     56  President and Chief                      1985
                                           Operating Officer

Amy C. Corn                            45  Corporate Secretary and Senior           1996
                                           Associate General Counsel

Meredith B. Fischer                    46  Vice President, Corporate Marketing      1996
                                           and Chief Communications Officer

Arlen F. Henock                        42  Vice President - Controller and          1996
                                           Chief Tax Counsel

Matthew S. Kissner                     44  President, Pitney Bowes                  1997
                                           Financial Services

Murray D. Martin                       51  President, Pitney Bowes                  1998
                                           International

John N. D. Moody                       54  President, U.S. Mailing Systems          1997

Sara E. Moss                           52  Vice President and General Counsel       1996

Raymond S. Perry                       60  Vice President and Chief Information     1998
                                           Officer

Murray L. Reichenstein                 61  Vice President and Chief                 1996
                                           Financial Officer

Douglas A. Riggs                       54  Vice President and Chief Corporate       1988
                                           Affairs Officer

Dennis M. Roney                        56  President, Pitney Bowes                  1998
                                           Office Systems

Johnna G. Torsone                      48  Vice President and Chief                 1993
                                           Personnel Officer

Joseph E. Wall                         47  Vice President and Chief Technology      1996
                                           Officer


There is no family relationship among the above officers, all of which have served in various corporate, division or subsidiary positions with the company for at least the past five years except M.S. Kissner, S.E. Moss, R.S. Perry, M.L. Reichenstein and J.E. Wall.

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

Mr. Perry joined the company from The University of Michigan Business School. He was previously with Avon Products where he held the position of Vice President and Chief Information Officer. Mr. Perry was with Avon since 1986, and prior to that worked for Burroughs Corporation as Vice President, Management Systems and Services. Mr. Perry has also held positions as Head of Information Systems Auditing and Head of Information Systems for U.S. operations of Xerox Corporation. Mr. Perry has been a visiting professor, Computer and Information Systems since 1995, as well as a founding member and Director of the Information Systems Executive Forum at the University of Michigan Business School.

Mr. Reichenstein joined the company with over 31 years of experience with Ford Motor Company. During his time with Ford, Mr. Reichenstein held a variety of positions of increasing responsibility in the U.S. and Europe, including Director of Manufacturing Services, Vice President, Car Product Planning, and Chief Financial Officer, Ford Europe; Vice President & Controller of Ford Automotive Operations Worldwide; and Vice President & Controller of Ford Motor Company.

Dr. Wall was most recently Vice President - Technology of Emerson Electric, which he joined in 1986 as Director of Research and Development for its since-divested Rosemount Aerospace Division. Prior to joining Emerson, Dr. Wall held positions of increasing responsibility at Honeywell, including Section Chief and Senior Principal Research Engineer.


                                    PART II
                                    -------


Item 5.  Market for the Registrant's Common Stock and Related Stockholders'
         ------------------------------------------------------------------
         Matters
         -------

The sections entitled "Stock Exchanges" and "Stock Information" on page 59 of the Pitney Bowes Inc. 1998 Annual Report to Stockholders are incorporated herein by reference. At December 31, 1998, the company had 32,210 common stockholders of record.

Item 6.  Selected Financial Data
         -----------------------

The section entitled "Summary of Selected Financial Data" on page 35 of the Pitney Bowes Inc. 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

The section entitled "Management's Discussion and Analysis" on pages 25 to 34 of the Pitney Bowes Inc. 1998 Annual Report to Stockholders is incorporated herein by reference, except for the section on page 34 relating to "Dividend Policy".

The section under "Legal, Environmental and Regulatory Matters" titled "Regulation" on page 33 of the "Management's Discussion and Analysis" incorporated herein by reference as mentioned above should be read in conjunction with the discussion under "Regulatory Matters" in Part I, Item 1 on page 5 of this Annual Report on Form 10-K.

The company wants to caution readers that any forward-looking statements (those which talk about the company's or management's current expectations as to the future) in this Form 10-K or made by company management involve risks and uncertainties which may change based on various important factors. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

 .    changes in postal regulations
 .    timely development and acceptance of new products
 .    success in gaining product approval in new markets where regulatory approval is required
 .    successful entry into new markets
 .    mailer's utilization of alternative means of communication or competitors'
     products
 .    the company's success at managing customer credit risk
 .    changes in interest rates
 .    the impact of the Year 2000 issue, including the effects of third parties'
     inabilities to address the Year 2000 problem as well as the company's own readiness

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
          -----------------------------------------------------------

The section entitled "Market Risk" on pages 31 and 32 of the "Management's Discussion and Analysis" is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 21, 1999, appearing on pages 36 to 58 of the Pitney Bowes Inc. 1998 Annual Report to Stockholders are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

Except for information regarding the company's executive officers (see "Executive Officers of the Registrant" on page 8 of this Form 10-K), the information called for by this Item is incorporated herein by reference to the sections entitled "Election of Directors" , "How much stock is owned by directors, nominees and executive officers?" and "Security Ownership" on pages 6 to 7 and 3 to 4 of the Pitney Bowes Inc. Notice of the 1999 Annual Meeting and Proxy Statement.

Item 11.  Executive Compensation
          ----------------------

The sections entitled "Directors' Compensation", "Executive Officer Compensation", "Severance and Change of Control Arrangements" and "Pension Benefits" on pages 9 to 14, and 17 to 18 of the Pitney Bowes Inc. Notice of the 1999 Annual Meeting and Proxy Statement are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The section entitled "How much stock is owned by directors, nominees and executive officers?" and "Security Ownership" on pages 3 to 4 of the Pitney Bowes Inc. Notice of the 1999 Annual Meeting and Proxy Statement is incorporated herein by reference.

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

     2. Financial statement schedules - see "Index to Financial Schedules" on page 17.

     3.   Exhibits (numbered in accordance with Item 601 of Regulation S-K).


Reg. S-K                                                                           Status or Incorporation
Exhibits                        Description                                              by Reference
--------        ---------------------------------------------   ---------------------------------------------------------------

(3)(a)          Restated Certificate of                         Incorporated by reference to Exhibit (3a) to Form 10-K as filed
                Incorporation, as amended                       with the Commission on March 30, 1993. (Commission file number
                                                                1-3579)

   (a.1)        Certificate of Amendment to the Restated        Incorporated by reference to Exhibit (a.1) to Form 10-K as filed
                Certificate of Incorporation (as amended        with the Commission on March 27, 1998. (Commission file number
                May 29, 1996)                                   1-3579)

   (b)          By-laws, as amended                             Incorporated by reference to Exhibit (3b) to Form 10-K as filed with the Commission on April 1, 1996. (Commission file number
                                                                1-3579)

   (c)          By-laws, as amended                             Incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on November 16, 1998. (Commission file number
                                                                1-3579)

(4)(a)          Form of Indenture dated as of November 15,      Incorporated by reference to Exhibit (4a) to Form 10-K as filed
                1987 between the company and Chemical Bank,     with the Commission on March 24, 1988. (Commission file number
                as Trustee                                      1-3579)

   (b)          Form of Debt Securities                         Incorporated by reference to Exhibit (4b) to Form 10-K as filed with the Commission on March 24, 1988. (Commission file number
                                                                1-3579)

   (c)          Form of First Supplemental Indenture dated as   Incorporated by reference to Exhibit (1) to Form 8-K as filed with
                of June 1, 1989 between the company and         the Commission on June 16, 1989. (Commission file number 1-3579)
                Chemical Bank, as Trustee

   (d)          Form of Indenture dated as of April 15, 1990    Incorporated by reference to Exhibit (4.1) to Registration
                between the company and Chemical Bank, as       Statement on Form S-3 (No. 33-33948) as filed with the Commission
                successor to Manufacturers Hanover Trust        on March 28, 1990.
                Company, as Trustee


Reg. S-K                                                                           Status or Incorporation
Exhibits                        Description                                              by Reference
--------        ---------------------------------------------   ---------------------------------------------------------------

   (e)          Forms of Debt Securities                        Incorporated by reference to Exhibit (4) to Form 10-Q as filed with the Commission on May 14, 1990. (Commission file number
                                                                1-3579)

   (f)          Form of Indenture dated as of May 1, 1985       Incorporated by reference to Exhibit (4a) to Registration
                between Pitney Bowes Credit Corporation and     Statement on Form S-3 (No. 2-97411) as filed with the Commission
                Bankers Trust Company, as Trustee               on May 1, 1985.

   (g)          Letter Agreement between Pitney Bowes Inc.      Incorporated by reference to Exhibit (4b) to Registration
                and Bankers Trust Company, as Trustee           Statement on Form S-3 (No. 2-97411) as filed with the Commission on May 1, 1985.

   (h)          Form of First Supplemental Indenture dated as   Incorporated by reference to Exhibit (4b) to Registration
                of December 1, 1986 between Pitney Bowes        Statement on Form S-3 (No. 33-10766) as filed with the Commission
                Credit Corporation and Bankers Trust            on December 12, 1986.
                Company, as Trustee

   (i)          Form of Second Supplemental Indenture dated     Incorporated by reference to Exhibit (4c) to Registration
                as of February 15, 1989 between Pitney Bowes    Statement on Form S-3 (No. 33-27244) as filed with the Commission
                Credit Corporation and Bankers Trust Company,   on February 24, 1989.
                as Trustee

   (j)          Form of Third Supplemental Indenture dated as   Incorporated by reference to Exhibit (1) to Form 8-K as filed with
                of May 1, 1989 between Pitney Bowes Credit      the Commission on May 16, 1989. (Commission file number 1-3579)
                Corporation and Bankers Trust Company, as
                Trustee

   (k)          Indenture dated as of November 1, 1995          Incorporated by reference to Exhibit (4a) to Amendment No. 1 to
                between the company and Chemical Bank, as       Registration Statement on Form S-3 (No. 33-62485) as filed with
                Trustee                                         the Commission on November 2, 1995.

   (l)          Preference Share Purchase Rights Agreement      Incorporated by reference to Exhibit (4) to Form 8-K as filed with
                dated December 11, 1995 between the company     the Commission on March 13, 1996.  (Commission file number 1-3579)
                and Chemical Mellon Shareholder Services,
                LLC., as Rights Agent, as amended

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

   (c.3)            Pitney Bowes 1991 Stock Plan (as             Incorporated by reference to Exhibit (10) to Form 10-Q as filed
                    amended and restated)                        with the Commission on May 14, 1998. (Commission file number
                                                                 1-3579)

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

(12)                Computation of ratio of earnings to fixed    Exhibit (i)
                    charges

(13)                Portions of annual report to security        Exhibit (ii)
                    holders

(21)                Subsidiaries of the registrant               Exhibit (iii)

(23)                Consent of experts and counsel               Exhibit (iv)

(27)                Financial Data Schedule                      Exhibit (v)

   (b) On February 26, 1999, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press
                    Release dated January 28, 1999 and selected segment data.

                    On November 19, 1998, the company and PBCC filed a current report on Form 8-K pursuant to Item 7 thereof, reporting the content of the Stock Purchase Agreement for the operations of CPLC.

                    On November 16, 1998, the company and PBCC filed a current report on Form 8-K pursuant to Items 2 and 7 thereof, reporting the sale of the operations of CPLC on October 30, 1998.

                    On October 19, 1998, PBCC filed a current report on Form 8-K relating to the definitive agreement entered into with General Electric Capital Corporation (GECC), a subsidiary of
                    General Electric Company, to sell its broker-oriented external financing business, Colonial Pacific Leasing
                    Corporation (CPLC). In this transaction, the operations, employees and substantially all assets related to CPLC will be transferred to GECC.

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

                           Date March 30, 1999
                                ----------------

                               SIGNATURES
                               ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                 Title                   Date
----------------------------  -----------------------------  --------------

/s/ Michael J. Critelli       Chairman and Chief             March 30, 1999
----------------------------  Executive Officer - Director   --------------
Michael J. Critelli


/s/ Marc C. Breslawsky        President and Chief            March 30, 1999
----------------------------  Operating Officer - Director   --------------
Marc C. Breslawsky


/s/ Murray L. Reichenstein    Vice President and Chief       March 30, 1999
----------------------------  Financial Officer (principal   --------------
Murray L. Reichenstein        financial officer)


/s/ Arlen F. Henock           Vice President - Controller    March 30, 1999
----------------------------  and Chief Tax Counsel          --------------
 Arlen F. Henock              (principal accounting
                                officer)



/s/ Linda G. Alvarado         Director                       March 30, 1999
----------------------------                                 --------------
Linda G. Alvarado


/s/ William E. Butler         Director                       March 30, 1999
----------------------------                                 --------------
William E. Butler


/s/ Colin G. Campbell         Director                       March 30, 1999
----------------------------                                 --------------
Colin G. Campbell


/s/ Ernie Green               Director                       March 30, 1999
----------------------------                                 --------------
Ernie Green


/s/ Charles E. Hugel          Director                       March 30, 1999
----------------------------                                 --------------
Charles E. Hugel


/s/ James H. Keyes            Director                       March 30, 1999
----------------------------                                 --------------
James H. Keyes


/s/ Michael I. Roth           Director                       March 30, 1999
----------------------------                                 --------------
Michael I. Roth


/s/ Phyllis S. Sewell         Director                       March 30, 1999
----------------------------                                 --------------
Phyllis S. Sewell

                          INDEX TO FINANCIAL SCHEDULES
                          ----------------------------

The financial schedules should be read in conjunction with the financial statements in the Pitney Bowes Inc. 1998 Annual Report to Stockholders. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Also, separate financial statements of less than 100 percent owned companies, which are accounted for by the equity method, have been omitted because they do not constitute significant subsidiaries.


                                                                    Page
                                                                    ----
Pitney Bowes Inc.:

    Report of independent accountants on financial
    statement schedule                                               18

    Financial statement schedule for the years 1996 - 1998:

         Valuation and qualifying accounts and
         reserves (Schedule II)                                      19

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE




  To the Board of Directors
  of Pitney Bowes Inc.


  Our audits of the consolidated financial statements referred to in our report dated January 21, 1999 appearing on page 58 of the Pitney Bowes Inc. 1998 Annual Report to Stockholders (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



  PricewaterhouseCoopers LLP

  Stamford, Connecticut
  January 21, 1999

                               PITNEY BOWES INC.

                     SCHEDULE II - VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES

                 FOR THE YEARS ENDED DECEMBER 31, 1996 TO 1998

(Dollars in thousands)

                                                    Additions
                            Balance at              charged to                                       Balance
                           beginning of             costs and                                        at end
    Description                year                 expenses                Deductions               of year
--------------------  ----------------------  ----------------------  ----------------------  ----------------------

Allowance for doubtful accounts
-------------------------------

1998                      $21,129                    $9,872                   $6,336  (1)              $24,665
1997                      $16,160                    $9,269                   $4,300  (1)              $21,129
1996                      $13,050                    $9,894                   $6,784  (1)              $16,160

Allowance for credit losses on finance receivables
--------------------------------------------------

1998                      $132,308                   $73,142                 $74,675  (1)              $130,775
1997                      $113,737                   $85,628                 $67,057  (1)              $132,308
1996                      $113,506                   $74,785                 $74,554  (1)              $113,737

Valuation allowance for mortgage servicing rights impairment
------------------------------------------------------------


1998                      $    --                    $12,102                 $ 1,875                   $ 10,227
1997                      $    --                    $   --                  $   --                    $    --
1996                      $    --                    $   --                  $   --                    $    --



Valuation allowance for deferred tax asset (2)
------------------------------------------

1998                      $41,301                    $22,221                  $2,565                   $60,957
1997                      $46,601                    $ 1,233                  $6,533                   $41,301
1996                      $48,693                    $ 3,066                  $5,158                   $46,601

(1)  Principally uncollectible accounts written off.
(2)  Included in balance sheet as a liability.