Form 10-Q
period 1999-03-31
PITNEY BOWES INC /DE/
filed 1999-05-13
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q




 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
   EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999

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

Number of shares of common stock, $1 par value, outstanding as of April 30, 1999 is 268,611,404.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1999
Page 2


                                Pitney Bowes Inc.
                                      Index
                                -----------------

                                                                     Page Number
                                                                     -----------

Part I - Financial Information

     Item 1:       Financial Statements

      Consolidated Statements of Income - Three Months
         Ended March 31, 1999 and 1998...........................          3

      Consolidated Balance Sheets - March 31, 1999
         and December 31, 1998...................................          4

      Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1999 and 1998..............          5

      Notes to Consolidated Financial Statements.................      6 - 9

     Item 2:  Management's Discussion and Analysis of
                Financial Condition and
                Results of Operations............................    10 - 16

Part II - Other Information

     Item 1:  Legal Proceedings..................................         17

     Item 6:  Exhibits and Reports on Form 8-K...................         17

Signatures ......................................................         18

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1999
Page 3


                         Part I - Financial Information

Item 1. Financial Statements.

                                Pitney Bowes Inc.
                        Consolidated Statements of Income
                                   (Unaudited)
                        ---------------------------------

(Dollars in thousands, except per share data)
                                                                        Three Months Ended March 31,
                                                                      -------------------------------
                                                                               1999             1998*
                                                                      ---------------   -------------
Revenue from:
  Sales...........................................................     $    510,382      $    450,425
  Rentals and financing...........................................          438,223           403,683
  Support services................................................          133,217           122,989
                                                                      ---------------   -------------

    Total revenue.................................................        1,081,822           977,097
                                                                      ---------------   -------------

Costs and expenses:
  Cost of sales...................................................          296,719           275,000
  Cost of rentals and financing...................................          139,481           118,889
  Selling, service and administrative.............................          361,028           330,982
  Research and development........................................           25,904            23,631
  Interest, net...................................................           43,610            35,056
                                                                      ---------------   -------------

    Total costs and expenses......................................          866,742           783,558
                                                                      ---------------   -------------

Income from continuing operations before
  income taxes....................................................          215,080           193,539
Provision for income taxes........................................           72,809            66,605
                                                                      ---------------   -------------
Income from continuing operations.................................          142,271           126,934
Discontinued operations (Note 2)..................................                -             2,753
                                                                      ---------------   -------------
Net income........................................................      $   142,271      $    129,687
                                                                      ===============   =============

Basic earnings per share: ........................................
  Continuing operations...........................................      $       .53      $        .45
  Discontinued operations.........................................                -               .01
                                                                      ---------------   -------------
  Net income......................................................      $       .53      $        .46
                                                                      ===============   =============

Diluted earnings per share: ......................................
  Continuing operations...........................................      $       .52      $        .45
  Discontinued operations.........................................                -               .01
                                                                      ---------------   -------------
  Net income......................................................      $       .52      $        .46
                                                                      ===============   =============

Dividends declared per share of
  common stock....................................................      $      .255      $       .225
                                                                      ===============   =============


Ratio of earnings to fixed charges................................             4.37              4.68
                                                                      ===============   =============
Ratio of earnings to fixed
  charges excluding minority interest.............................             4.64              5.07
                                                                      ===============   =============

* Reclassified to reflect discontinued operations.

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1999
Page 4

                                Pitney Bowes Inc.
                           Consolidated Balance Sheets
                           ---------------------------

(Dollars in thousands, except share data)                                  March 31,          December 31,
                                                                                1999                  1998
                                                                         -----------          ------------
Assets                                                                   (unaudited)
------
Current assets:
  Cash and cash equivalents.........................................     $   129,687           $   125,684
  Short-term investments, at cost which
    approximates market.............................................           1,654                 3,302
  Accounts receivable, less allowances:
    3/99, $25,667; 12/98, $24,665...................................         419,002               382,406
  Finance receivables, less allowances:
    3/99, $51,114; 12/98, $51,232...................................       1,543,328             1,400,786
  Inventories (Note 3)..............................................         260,727               266,734
  Other current assets and prepayments..............................         350,659               330,051
                                                                         -----------           -----------

    Total current assets............................................       2,705,057             2,508,963

Property, plant and equipment, net (Note 4).........................         474,985               477,476
Rental equipment and related
  inventories, net (Note 4).........................................         829,470               806,585
Property leased under capital
  leases, net (Note 4)..............................................           3,418                 3,743
Long-term finance receivables, less allowances:
  3/99, $78,816; 12/98, $79,543.....................................       1,941,355             1,999,339
Investment in leveraged leases......................................         841,780               827,579
Goodwill, net of amortization:
  3/99, $49,588; 12/98, $47,514.....................................         223,213               222,980
Other assets (Note 5)...............................................         823,025               814,374
                                                                         -----------           -----------

Total assets........................................................     $ 7,842,303           $ 7,661,039
                                                                         ===========           ===========

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
  Accounts payable and
    accrued liabilities.............................................       $ 830,084             $ 898,548
  Income taxes payable..............................................         224,865               194,443
  Notes payable and current portion of
    long-term obligations...........................................       1,483,599             1,259,193
  Advance billings..................................................         393,829               369,628
                                                                         -----------           -----------

    Total current liabilities.......................................       2,932,377             2,721,812

Deferred taxes on income............................................         949,322               920,521
Long-term debt (Note 6).............................................       1,710,427             1,712,937
Other noncurrent liabilities........................................         354,801               347,670
                                                                         -----------           -----------

    Total liabilities...............................................       5,946,927             5,702,940

Preferred stockholders' equity in a
  subsidiary company................................................         310,000               310,097

Stockholders' equity:
  Cumulative preferred stock, $50 par
    value, 4% convertible...........................................              34                    34
  Cumulative preference stock, no par
    value, $2.12 convertible........................................           1,976                 2,031
  Common stock, $1 par value........................................         323,338               323,338
  Capital in excess of par value....................................          13,807                16,173
  Retained earnings.................................................       3,146,946             3,073,839
  Accumulated other comprehensive income (Note 8)...................         (88,665)              (88,217)
  Treasury stock, at cost...........................................      (1,812,060)           (1,679,196)
                                                                         -----------           -----------

    Total stockholders' equity......................................       1,585,376             1,648,002
                                                                         -----------           -----------

Total liabilities and stockholders' equity..........................     $ 7,842,303           $ 7,661,039
                                                                         ===========           ===========

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1999
Page 5


                                Pitney Bowes Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                      -------------------------------------
(Dollars in thousands)                                                      Three Months Ended March 31,
                                                                           -----------------------------
                                                                                  1999             1998*
                                                                           -----------      ------------
Cash flows from operating activities:
  Net income........................................................       $   142,271      $   129,687
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization.................................            99,418           79,916
      Increase in deferred taxes on income..........................            27,417           32,864
      Pension plan investment.......................................           (67,000)               -
      Change in assets and liabilities:
        Accounts receivable.........................................           (37,868)            (671)
        Net investment in internal finance receivables..............             6,962          (14,607)
        Inventories.................................................             5,816            6,641
        Other current assets and prepayments........................            (1,237)          (4,534)
        Accounts payable and accrued liabilities....................             3,350           (9,999)
        Income taxes payable........................................            30,016           21,743
        Advance billings............................................            24,243           15,590
      Other, net....................................................           (22,858)          (5,503)
                                                                           -----------      -----------

        Net cash provided by operating activities...................           210,530          251,127
                                                                           -----------      -----------

Cash flows from investing activities:
  Short-term investments............................................             1,636          (33,314)
  Net investment in fixed assets....................................           (91,797)         (79,074)
  Net investment in external finance receivables....................          (109,472)        (214,507)
  Investment in leveraged leases....................................           (12,950)         (34,151)
  Investment in mortgage servicing rights...........................            (7,380)         (86,611)
  Other investing activities........................................            (1,476)             378
                                                                           -----------      -----------

        Net cash used in investing activities.......................          (221,439)        (447,279)
                                                                           -----------      -----------

Cash flows from financing activities:
  Increase (decrease) in notes payable, net.........................           225,011         (258,098)
  Proceeds from long-term obligations...............................             1,633          554,123
  Principal payments on long-term obligations.......................            (6,008)          (4,205)
  Proceeds from issuance of stock...................................             7,105            5,546
  Stock repurchases.................................................          (142,437)         (56,452)
  Dividends paid....................................................           (69,164)         (62,941)
                                                                           -----------      -----------

        Net cash provided by financing activities...................            16,140          177,973
                                                                           -----------      -----------

Effect of exchange rate changes on cash.............................            (1,228)          (1,694)
                                                                           -----------      -----------

Increase (decrease) in cash and cash equivalents....................             4,003          (19,873)

Cash and cash equivalents at beginning of period....................           125,684          137,073
                                                                           -----------      -----------

Cash and cash equivalents at end of period..........................       $   129,687      $   117,200
                                                                           ===========      ===========

Interest paid.......................................................       $    54,483      $    34,869
                                                                           ===========      ===========

Income taxes paid, net..............................................       $    18,567      $    14,922
                                                                           ===========      ===========

* Certain prior year amounts have been reclassified to conform with the 1999 presentation.

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1999
Page 6


                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at March 31, 1999 and December 31, 1998, and the results of its operations and cash flows for the three months ended March 31, 1999 and 1998 have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 1998 Annual Report to Stockholders on Form 10-K.

Note 2:
-----

    On October 30, 1998, Colonial Pacific Leasing Corporation (CPLC), a wholly-owned subsidiary of the company, transferred the operations, employees and substantially all assets related to its broker-oriented external financing business to General Electric Capital Corporation (GECC), a subsidiary of the General Electric Company. The company received approximately $790 million at closing, which approximates the book value of the net assets sold or otherwise disposed of and related transaction costs. The transaction is subject to post-closing adjustments pursuant to the terms of the purchase agreement with GECC entered into on October 12, 1998. The company does not expect the effect of any adjustments to be significant.

    Operating results of CPLC have been segregated and reported as discontinued operations for the three months ended March 31, 1998. Cash flow impacts of discontinued operations have not been segregated in the Consolidated Statements of Cash Flows for the three months ended March 31, 1998. Revenue of CPLC was $34.5 million for the three months ended March 31, 1998. Income from discontinued operations includes allocated interest expense of $10.5 million for the three months ended March 31, 1998. Interest expense has been allocated based on CPLC's intercompany borrowing levels with Pitney Bowes Credit Corporation (PBCC), charged at PBCC's weighted average borrowing rate.

Note 3:
------

  Inventories are comprised of the following:

  (Dollars in thousands)                                                      March 31,    December 31,
                                                                                  1999             1998
                                                                            ----------     ------------
  Raw materials and work in process.....................................    $   42,985     $     54,001
  Supplies and service parts............................................       105,276          106,864
  Finished products.....................................................       112,466          105,869
                                                                            ----------     ------------

  Total.................................................................    $  260,727     $    266,734
                                                                            ==========     ============

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1999
Page 7


Note 4:
------


   Fixed assets are comprised of the following:
  (Dollars in thousands)                                            March 31,         December 31,
                                                                         1999                 1998
                                                                   ----------         ------------

  Property, plant and equipment.................................   $1,160,064         $  1,153,573
  Accumulated depreciation......................................     (685,079)            (676,097)
                                                                   ----------         ------------

  Property, plant and equipment, net............................   $  474,985         $    477,476
                                                                   ==========         ============

  Rental equipment and related inventories......................   $1,727,337         $  1,706,995
  Accumulated depreciation......................................     (897,867)            (900,410)
                                                                   ----------         ------------

  Rental equipment and related inventories, net.................   $  829,470         $    806,585
                                                                   ==========         ============

  Property leased under capital leases..........................   $   18,862         $     19,430
  Accumulated amortization......................................      (15,444)             (15,687)
                                                                   ----------         ------------

  Property leased under capital leases, net.....................   $    3,418         $      3,743
                                                                   ==========         ============

Note 5:
------

The cost of rights to service mortgage loans, whether those servicing rights are originated or purchased, are capitalized and included in other assets in the Consolidated Balance Sheets. These costs are amortized in proportion to and over the period of estimated net servicing income. The company assesses impairment of Mortgage Servicing Rights (MSRs) based on the fair value of those rights. The company estimates the fair value of MSRs based on estimated future net servicing income, using a valuation model which considers such factors as market discount rates, consensus loan prepayment predictions, servicing costs and other economic factors. For purposes of impairment valuation, the company stratifies MSRs based on predominant risk characteristics of the underlying loans, including loan type, amortization type (fixed or adjustable) and note rate. To the extent that the carrying value of MSRs exceeds the fair value by individual stratum, a valuation reserve is established, which is adjusted as the value of MSRs increases or decreases. Based on an evaluation performed as of March 31, 1999, no additional impairment was recognized in the company's MSRs portfolio.

Note 6:
------

In April 1999, the company issued notes amounting to $200 million from its shelf registration filed with the SEC in April 1998. These unsecured notes bear annual interest at 5.5% and mature in April 2004. The net proceeds from these notes are being used for general corporate purposes, including the repayment of commercial paper.

The company has a medium-term note facility which was established as part of the company's shelf registrations, which currently permits issuance of up to $300 million in debt securities with a minimum maturity of nine months.

Pitney Bowes Credit Corporation (PBCC), a wholly-owned subsidiary of the company, has $750 million of unissued debt securities available from a shelf registration statement filed with the SEC in July 1998.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1999
Page 8


Note 7:
------

A reconciliation of the basic and diluted earnings per share computations for income from continuing operations for the three months ended March 31, 1999 and 1998 is as follows (in thousands, except per share data):

                                                       1999                                        1998
                                       --------------------------------------     ----------------------------------------

                                                                         Per                                           Per
                                                Income    Shares       Share              Income       Shares        Share
    -------------------------------------------------------------------------     ----------------------------------------

    Income from continuing
     operations                               $142,271                                 $ 126,934

    Less:
     Preferred stock
      dividends                                      -                                         -
     Preference stock
      dividends                                    (39)                                      (42)
    -------------------------------------------------------------------------     ----------------------------------------
    Basic earnings per
     share                                    $142,232    269,789       $ .53          $ 126,892       279,408       $ .45
    -------------------------------------------------------------------------     ----------------------------------------

    Effect of dilutive
     securities:
    Preferred stock                                  -         17                             -             17
    Preference stock                                39      1,179                            42          1,292
    Stock options                                           3,533                                        2,718
    Other                                                     444                                          436
    =========================================================================     ========================================
    Diluted earnings per
     share                                    $142,271    274,962       $ .52         $ 126,934        283,871       $ .45
    =========================================================================     ========================================


Note 8:
-------

Comprehensive income for the three months ended March 31, 1999 and 1998 was as follows:

(Dollars in thousands)

                                                          1999             1998
                                                      --------         --------

    Net income..................................      $142,271         $129,687
    Other comprehensive income:
    Foreign currency translation adjustments....          (448)         (10,039)
                                                      --------         --------

    Comprehensive income........................      $141,823         $119,648
                                                      ========         ========

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1999
Page 9


Note 9:
------

Revenue and  operating  profit by business  segment for the three  months  ended
March 31, 1999 and 1998 were as follows:
(Dollars in thousands)                                                1999            1998
                                                               -----------      ----------

Revenue:
   Mailing and Integrated Logistics....................        $   698,629       $ 626,240
   Office Solutions....................................            314,580         291,182
   Mortgage Servicing..................................             32,498          23,312
   Capital Services....................................             36,115          36,363
                                                               -----------       ---------

Total revenue                                                  $ 1,081,822       $ 977,097
                                                               ===========       =========


Operating Profit:
   Mailing and Integrated Logistics....................        $   174,525       $ 144,979
   Office Solutions....................................             58,545          52,459
   Mortgage Servicing..................................              5,700           6,913
   Capital Services....................................              8,182           8,345
                                                               -----------       ---------

Total operating profit.................................        $   246,952       $ 212,696


Unallocated amounts:
   Net interest (corporate interest expense,
    net of intercompany transactions)..................            (10,761)         (1,284)
   Corporate expense...................................            (21,111)        (17,873)
                                                               -----------        --------

Income from continuing operations before
 income taxes..........................................        $   215,080       $ 193,539
                                                               ===========       =========



Note 10:
-------

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

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1999
Page 10


Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
          -------------------------------------------------


Results of Operations - first quarter of 1999 vs. first quarter of 1998
-----------------------------------------------------------------------

Revenue increased 11 percent in the first quarter of 1999 to $1,081.8 million compared with $977.1 million in the first quarter of 1998. Revenue for the first quarter of 1999 includes $10 million from the sale of PROM (memory) chips and scale charts associated with the United States Postal Service rate increase. Income from continuing operations increased 12 percent to $142.3 million from $126.9 million for the same period in 1998. Diluted earnings per share from continuing operations grew to 52 cents, a 15.7 percent increase from the first quarter of 1998.

First quarter 1999 revenue included $510.4 million from sales, up 13 percent from $450.4 million in the first quarter of 1998; $438.2 million from rentals and financing, up nine percent from $403.7 million; and $133.2 million from support services, up eight percent from $123.0 million.

The Mailing and Integrated Logistics Segment includes revenues and related expenses from the rental, sale and financing of mailing and shipping equipment, related supplies and service, and software. During the first quarter of 1999, revenue grew 12 percent and operating profit increased 20 percent, which included significant improvements in operating profit from international operations. Excluding the sales of memory chips and scale charts related to the U.S. postal rate increase, revenue grew 10 percent.

The Office Solutions Segment includes Pitney Bowes Office Systems and Pitney Bowes Management Services. During the first quarter of 1999, revenue grew eight percent and operating profit increased 12 percent.

Pitney Bowes Management Services' revenue grew nine percent as the company pursued its strategy of disciplined, profitable expansion, while providing superior customer service. These efforts, in conjunction with improved operating efficiencies, continued to drive operating profit growth at a faster pace than revenue growth.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1999
Page 11

The Mortgage Servicing Segment represents the operations of Atlantic Mortgage and Investment Corporation (AMIC). During the first quarter of 1999, revenue grew 39 percent while operating profit decreased 18 percent. This quarter's performance reflects industry-wide conditions which resulted in higher rates of mortgage pre-payments and associated additional amortization costs compared to the first quarter of 1998. As announced last quarter, the company continues to explore a range of strategic options to address the changing profile of this business in a way that maximizes shareholder value.

The Capital Services Segment includes primarily asset- and fee-based income generated by large ticket external assets. During the quarter, revenue decreased by one percent and operating profit decreased two percent. The anticipated revenue and operating profit declines relative to first quarter 1998 are consistent with the company's previously announced strategy to shift from asset-based income by lowering the asset base and concentrating on fee-based income opportunities.

Cost of sales decreased to 58.1 percent of sales revenue in the first quarter of 1999 compared with 61.1 percent in the first quarter of 1998. This was due primarily to higher PROM revenue and increased sales of higher margin products at U.S. Mailing Systems.

Cost of rentals and financing increased to 31.8 percent of related revenues in the first quarter of 1999 compared with 29.5 percent in the first quarter of 1998. This was due mainly to higher depreciation expense from increased placements of digital and electronic meters and increased expenses relating to purchased mortgage servicing rights.

Selling, service and administrative expenses were 33.4 percent of revenue in the first quarter of 1999 compared with 33.9 percent in the first quarter of 1998. This improvement was due primarily to the company's continued emphasis on controlling operating expenses.

Research and development expenses increased 9.6 percent to $25.9 million in the first quarter of 1999 compared with $23.6 million in 1998. The increase reflects the company's continued commitment to developing new technologies for its digital meters and other mailing and software products.

Net interest expense increased to $43.6 million in the first quarter of 1999 from $35.1 million in the first quarter of 1998. The increase is due mainly to increased debt to fund the share repurchase program.

The effective tax rate for the first quarter of 1999 was 33.9 percent compared with 34.4 percent in the first quarter of 1998.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1999
Page 12

Income from continuing operations and diluted earnings per share from continuing operations increased 12.1 percent and 15.7 percent, respectively, compared to the first quarter of 1998 due to the factors discussed above. The reason for the increase in diluted earnings per share outpacing the increase in income from continuing operations was the company's share repurchase program.

Other Matters
-------------

On October 30, 1998, Pitney Bowes Inc. (the company) sold its broker-oriented small-ticket leasing business to General Electric Capital Corporation (GECC), a subsidiary of General Electric Company. As part of the sale, the operations, employees and substantially all the assets of Colonial Pacific Leasing Corporation (CPLC) were transferred to GECC. The company received approximately $790 million at closing, which approximates the book value of the net assets sold or otherwise disposed of and related transaction costs. The transaction is subject to post-closing adjustments. The company does not expect the effect of any adjustments to be significant. Operating results of CPLC have been reported separately as discontinued operations in the Consolidated Statements of Income.

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

Liquidity and Capital Resources
-------------------------------

The ratio of current assets to current liabilities of .92 to 1 at March 31, 1999 remained the same as at December 31, 1998.

In April 1999, the company issued notes amounting to $200 million from its shelf registration filed with the SEC in April 1998. These unsecured notes bear annual interest at 5.5% and mature in April 2004. The net proceeds from these notes are being used for general corporate purposes, including the repayment of commercial paper.

The company has a medium-term note facility which was established as part of the company's shelf registrations, which currently permits issuance of up to $300 million in debt securities with a minimum maturity of nine months.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1999
Page 13

Pitney Bowes Credit Corporation (PBCC), a wholly-owned subsidiary of the company, has $750 million of unissued debt securities available from a shelf registration statement filed with the SEC in July 1998.

The company believes that its financing needs for the next 12 months can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and existing commercial and medium-term note programs.

The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company in total debt was 68.9 percent at March 31, 1999 compared with 66.6 percent at December 31, 1998. Book value per common share decreased to $5.90 at March 31, 1999 from $6.09 at December 31, 1998 driven primarily by the repurchase of common shares. During the quarter ended March 31, 1999, the company repurchased approximately 2.2 million common shares for $142.4 million.

To control the impact of interest rate swings on its business, the company uses a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements. The company enters into interest rate swap agreements, primarily through its financial services business. Swap agreements are used to fix or obtain lower interest rates on commercial loans than the company would otherwise have been able to get without the swap.

Year 2000
---------

In 1997, the company established a formal worldwide program to identify and resolve the impact of the Year 2000 date processing issue on the company's business systems, products and supporting infrastructure. This includes a comprehensive review of the company's information technology (IT) and non-IT systems, software, and embedded processors. The program structure has strong executive sponsorship and consists of a Year 2000 steering committee of senior business and technology management, a Year 2000 program office of full-time project management, and subject matter experts and dedicated business unit project teams. The company has also engaged independent consultants to perform periodic program reviews and assist in systems assessment and test plan development.

The program encompasses the following phases: an inventory of affected technology and critical third party suppliers, an assessment of Year 2000 readiness, resolution, unit and integrated testing and contingency planning. The company completed its worldwide inventory and assessment of all business systems, products, and supporting infrastructure. Required modifications were substantially completed, tested and moved to production by year-end 1998. Final system integration testing is underway and expected to be complete by mid-1999.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1999
Page 14

As part of ongoing product development efforts, the company's recently introduced products are Year 2000 compliant. Over 95 percent of our installed product base, including all postage meters and copier and facsimile systems, are already Year 2000 compliant. For products not compliant, upgrades or replacements are available. Detailed product compliance information is available on the company's Web site (www.pitneybowes.com/year2000).

The company relies on third parties for many systems, products and services. The company could be adversely impacted if third parties do not make necessary changes to their own systems and products successfully and in a timely manner. We have established a formal process to identify, assess and monitor the year 2000 readiness of critical third parties. This process includes regular meetings with critical suppliers, including telecommunication carriers and utilities, as well as business partners, including postal authorities. Although there are no known problems at this time, the company is unable to predict with certainty whether such third parties will be able to address their Year 2000 problems on a timely basis.

The company estimates the total cost of the worldwide program from inception in 1997 through the Year 2000 to be approximately $38 million to $42 million, of which approximately $25 million was incurred through March 31, 1999. These costs, which are funded through the company's cash flows, include both internal labor costs as well as consulting and other external costs. These costs are incorporated in the company's budgets and are being expensed as incurred.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from uncertainty about the Year 2000 readiness of third parties, the company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company's results of operations, liquidity or financial condition. However, the company continues to evaluate its Year 2000 risks and is finalizing contingency plans to mitigate the impact of any potential Year 2000 disruptions. We expect to complete our contingency plans by the second quarter of 1999.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1999
Page 15

Capital Investments
-------------------

In the first quarter of 1999, net investments in fixed assets included $22.1 million in net additions to property, plant and equipment and $69.7 million in net additions to rental equipment and related inventories compared with $22.3 million and $56.8 million, respectively, in the same period in 1998. These additions include expenditures for normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment for both new placements and upgrade programs.

At March 31, 1999, commitments for the acquisition of property, plant and equipment reflected plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Regulatory Matters
------------------

In May 1996, the United States Postal Service (U.S.P.S.) issued a proposed schedule for the phaseout of mechanical meters in the U.S. In accordance with the schedule, the company voluntarily halted new placements of mechanical meters in the U.S. as of June 1, 1996.

As a result of the company's aggressive efforts to meet the U.S.P.S. mechanical meter migration schedule combined with the company's ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represent approximately 5% of the company's installed U.S. meter base at March 31, 1999, compared with approximately 10% at December 31, 1998. At March 31, 1999, approximately 95% of the company's installed U.S. meter base was electronic or digital, as compared to 90% at December 31, 1998 and 78% at March 31, 1998. The company continues to work in close cooperation with the U.S.P.S., to convert those mechanical meter customers who have not migrated to digital or electronic meters by the applicable U.S.P.S. deadline.

In May 1995, the U.S.P.S. publicly announced its concept of its Information Based Indicia Program (IBIP), the purpose of which was to develop a new standard for future digital postage evidencing devices.

In July 1996, the U.S.P.S. published for public comment draft specifications for the Indicum, Postal Security Device and Host specifications. The company submitted extensive comments to these specifications. In March 1997, the U.S.P.S. published for public comment the Vendor Infrastructure specification.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1999
Page 16

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

As of March 31, 1999, the company is in the process of finalizing the development of a PC product which satisfies the proposed IBI Performance Criteria. This product is currently undergoing phase II beta testing and is expected to be ready for market upon final approval from the U.S.P.S.

Forward-looking Statements
--------------------------

The company wants to caution readers that any forward-looking statements (those which talk about the company's or management's current expectations as to the future) in this Form 10-Q or made by the company management involve risks and uncertainties which may change based on various important factors. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

o changes in postal regulations
o timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o the company's success at managing customer credit risk
o changes in interest rates
o the impact of the Year 2000 issue, including the effects of third parties' inabilities to address the Year 2000 problem as well as the company's own readiness

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1999
Page 17

                           Part II - Other Information

Item 1:  Legal Proceedings.

In the course of normal business, the company is occasionally party to lawsuits. These may involve litigation by or against the company relating to, among other things:

o   contractual rights under vendor, insurance or other contracts
o   intellectual property or patent rights
o   equipment, service or payment disputes with customers
o   disputes with employees

The company is currently a plaintiff or defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the company's financial position or results of operations.


Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

           Reg. S-K
           Exhibits            Description
           --------            -------------------------

              (12)             Computation of ratio of
                               earnings to fixed charges


              (27)             Financial Data Schedule

(b) Reports on Form 8-K

     On April 26, 1999, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated April 20, 1999 for the quarter ended March 31, 1999.

     On February 26, 1999, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated January 28, 1999 and selected segment data.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 1999
Page 18

                                   Signatures
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                PITNEY BOWES INC.




May 13, 1999




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