Form 10-Q
period 1999-06-30
PITNEY BOWES INC /DE/
filed 1999-08-13
CIK 78814

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549


                                              FORM 10 - Q




  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---
        EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

                                                     OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________



Commission File Number: 1-3579



                             PITNEY BOWES INC.


  State of Incorporation             IRS Employer Identification No.
         Delaware                              06-0495050




                              World Headquarters
                      Stamford, Connecticut 06926-0700
                      Telephone Number: (203) 356-5000




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Number of shares of common stock, $1 par value, outstanding as of July 31, 1999 is 267,575,341.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 2


                                             Pitney Bowes Inc.
                                                    Index
                                             -----------------

                                                                  Page Number
                                                                  -----------

Part I - Financial Information:

   Item 1: Financial Statements

     Consolidated Statements of Income -  Three and Six
         Months Ended June 30, 1999 and 1998..................          3

     Consolidated Balance Sheets - June 30, 1999
         and December 31, 1998................................          4

     Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1999 and 1998..............          5

     Notes to Consolidated Financial Statements...............      6 - 9

   Item 2: Management's Discussion and Analysis of
                  Financial Condition and
                  Results of Operations........................   10 - 16

Part II - Other Information:

     Item 1:  Legal Proceedings................................        17

     Item 4:  Submission of Matters to a Vote of
                     Security Holders..........................        17

     Item 6:  Exhibits and Reports on Form 8-K.................        18

Signatures.....................................................        19

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 3
                                       Part I - Financial Information
Item 1. Financial Statements.

                                             Pitney Bowes Inc.
                                     Consolidated Statements of Income
                                                (Unaudited)
                                     ---------------------------------

(Dollars in thousands, except per share data)

                                                                     Three Months Ended June 30,           Six Months Ended June 30,
                                                                     ---------------------------         ---------------------------
                                                                            1999           1998*                 1999         1998*
                                                                     -----------    -----------          -----------    -----------
Revenue from:
    Sales.....................................................       $   546,370    $   492,310          $ 1,056,752    $   942,735
    Rentals and financing.....................................           418,773        393,825              824,498        774,196
    Support services..........................................           140,289        128,455              273,506        251,444
                                                                     -----------    -----------          -----------    -----------

        Total revenue.........................................         1,105,432      1,014,590            2,154,756      1,968,375
                                                                     -----------    -----------          -----------    -----------
Costs and expenses:
    Cost of sales.............................................           306,351        289,983              603,070        564,983
    Cost of rentals and financing.............................           117,443        104,355              228,376        206,976
    Selling, service and administrative.......................           373,132        352,916              734,160        683,898
    Research and development..................................            27,698         25,065               53,602         48,696
    Interest, net.............................................            46,938         40,451               92,438         75,948
                                                                     -----------    -----------          -----------     ----------
        Total costs and expenses..............................           871,562        812,770            1,711,646      1,580,501
                                                                     -----------    -----------          -----------     ----------


Income from continuing operations before income taxes.........           233,870        201,820              443,110        387,874
Provision for income taxes....................................            76,462         69,051              147,131        132,770
                                                                     -----------    -----------          -----------     ----------

Income from continuing operations.............................           157,408        132,769              295,979        255,104
(Loss) income from discontinued operations (Note 2)...........            (2,729)         9,248                  971         16,600
Loss on disposal of discontinued operations (Note 2)..........           (24,938)             -              (24,938)             -
                                                                     -----------    -----------          -----------     ----------

Net income....................................................       $   129,741    $   142,017          $   272,012    $   271,704
                                                                     ===========    ===========          ===========    ===========

Basic earnings per share:.....................................
  Continuing operations.......................................       $       .58    $       .49          $      1.10    $       .92
  Discontinued operations.....................................              (.10)           .03                 (.09)           .06
                                                                     -----------    -----------          -----------    -----------

  Net income..................................................       $       .48    $       .52          $      1.01    $       .98
                                                                     ===========    ===========          ===========    ===========

Diluted earnings per share:...................................
  Continuing operations.......................................       $       .58    $       .48          $      1.08    $       .91
  Discontinued operations.....................................              (.10)           .03                 (.09)           .06
                                                                     -----------    -----------          -----------    -----------

  Net income..................................................       $       .48    $       .51          $       .99    $       .97
                                                                       =========    ===========          ===========    ===========



Dividends declared per share of common stock..................       $      .255    $      .225          $       .51    $       .45
                                                                     ===========    ===========          ===========    ===========


Ratio of earnings to fixed charges............................              4.71           4.40                 4.56           4.49
                                                                     ===========    ===========          ===========    ===========
Ratio of earnings to fixed charges
    excluding minority interest...............................              5.00           4.72                 4.85           4.85
                                                                     ===========    ===========          ===========    ===========

* Reclassified to reflect discontinued operations.

                               See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 4

                                             Pitney Bowes Inc.
                                        Consolidated Balance Sheets
                                        ---------------------------

                                                                      June 30,    December 31,
(Dollars in thousands, except share data)                                 1999            1998
                                                                 -------------    ------------
                                                                  (unaudited)
Assets
Current assets:
    Cash and cash equivalents.................................   $     132,693    $    125,684
    Short-term investments, at cost which
        approximates market...................................             949           3,302
    Accounts receivable, less allowances:
        6/99, $24,983; 12/98, $24,665.........................         416,302         382,406
    Finance receivables, less allowances:
        6/99, $48,642; 12/98, $51,232.........................       1,498,531       1,400,786
    Inventories (Note 3)......................................         259,858         266,734
    Other current assets and prepayments......................          83,173         330,051
    Net assets of discontinued operations.....................         156,507               -
                                                                 -------------    ------------

        Total current assets..................................       2,548,013       2,508,963

Property, plant and equipment, net (Note 4)...................         467,013         477,476
Rental equipment and related inventories, net (Note 4)........         842,176         806,585
Property leased under capital leases, net (Note 4)............           3,269           3,743
Long-term finance receivables, less allowances:
    6/99, $76,291; 12/98, $79,543.............................       1,954,990       1,999,339
Investment in leveraged leases................................         962,531         827,579
Goodwill, net of amortization:
    6/99, $51,425; 12/98, $47,514.............................         227,874         222,980
Other assets..................................................         454,198         814,374
Net assets of discontinued operations.........................         313,063               -
                                                                 -------------    ------------

Total assets..................................................   $   7,773,127    $  7,661,039
                                                                 =============    ============

Liabilities and stockholders' equity Current liabilities:
    Accounts payable and accrued liabilities..................   $     776,665    $    898,548
    Income taxes payable......................................         186,279         194,443
    Notes payable and current portion of
        long-term obligations ................................       1,273,197       1,259,193
    Advance billings..........................................         391,103         369,628
                                                                 -------------    ------------

        Total current liabilities.............................       2,627,244       2,721,812

Deferred taxes on income......................................       1,029,923         920,521
Long-term debt (Note 5).......................................       1,898,942       1,712,937
Other noncurrent liabilities..................................         352,911         347,670
                                                                 -------------    ------------

        Total liabilities.....................................       5,909,020       5,702,940
                                                                 -------------    ------------

Preferred stockholders' equity in a subsidiary company........         310,000         310,097

Stockholders' equity:
    Cumulative preferred stock, $50 par
        value, 4% convertible.................................              29              34
    Cumulative preference stock, no par
        value, $2.12 convertible..............................           1,945           2,031
    Common stock, $1 par value................................         323,338         323,338
    Capital in excess of par value............................          11,927          16,173
    Retained earnings.........................................       3,208,052       3,073,839
    Accumulated other comprehensive income (Note 8)...........         (85,851)        (88,217)
    Treasury stock, at cost...................................      (1,905,333)     (1,679,196)
                                                                 -------------    ------------

        Total stockholders' equity............................       1,554,107       1,648,002
                                                                 -------------    ------------

Total liabilities and stockholders' equity....................   $   7,773,127    $  7,661,039
                                                                 =============    ============


                               See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 5

                                             Pitney Bowes Inc.
                                   Consolidated Statements of Cash Flows
                                               (Unaudited)
                                   -------------------------------------
(Dollars in thousands)
                                                                    Six Months Ended June 30,
                                                                   --------------------------
                                                                          1999          1998*
                                                                   ------------    ----------
Cash flows from operating activities:
    Net income .................................................   $   272,012     $  271,704
    Loss on sale of discontinued operations.....................        24,938              -
    Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization........................       206,304        166,446
           Increase in deferred taxes on income.................       106,823         66,949
           Pension plan investment..............................       (67,000)             -
           Change in assets and liabilities:
               Accounts receivable..............................       (35,000)       (20,439)
               Net investment in internal finance receivables...       (53,206)       (52,390)
               Inventories......................................         7,590          9,850
               Other current assets and prepayments.............        13,868         (5,426)
               Accounts payable and accrued liabilities.........       (45,595)       (19,235)
               Income taxes payable.............................         8,030         (8,097)
               Advance billings.................................        20,648         14,942
           Other, net...........................................       (17,790)       (11,130)
                                                                   -----------    -----------

               Net cash provided by operating activities........       441,622        413,174
                                                                   -----------    -----------

Cash flows from investing activities:
    Short-term investments......................................         2,192           (257)
    Net investment in fixed assets..............................      (173,318)      (169,504)
    Net investment in external finance receivables..............        73,225         34,963
    Investment in leveraged leases..............................      (123,393)       (52,272)
    Investment in mortgage servicing rights.....................        (9,719)      (170,882)
    Other investing activities..................................       (28,604)          (793)
                                                                   -----------    -----------

               Net cash used in investing activities............      (259,617)      (358,745)
                                                                   -----------    -----------

Cash flows from financing activities:
    Increase (decrease) in notes payable, net...................         2,948        (92,698)
    Proceeds from long-term obligations.........................       208,106        554,123
    Principal payments on long-term obligations.................       (14,385)      (130,993)
    Proceeds from issuance of stock.............................        34,695         26,666
    Stock repurchases...........................................      (266,090)      (307,377)
    Dividends paid..............................................      (137,799)      (124,553)
                                                                   -----------     ----------

               Net cash used in financing activities............      (172,525)       (74,832)
                                                                   -----------     ----------

Effect of exchange rate changes on cash.........................        (2,471)        (1,348)
                                                                   -----------     ----------

Increase (decrease) in cash and cash equivalents................         7,009        (21,751)

Cash and cash equivalents at beginning of period................       125,684        137,073
                                                                   -----------     ----------

Cash and cash equivalents at end of period......................   $   132,693     $  115,322
                                                                   ===========     ==========

Interest paid...................................................   $    92,728     $   86,830
                                                                   ===========     ==========

Income taxes paid, net..........................................   $    36,163     $   85,386
                                                                   ===========     ==========

* Certain prior year amounts have been reclassified to conform with the 1999 presentation.

                               See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 6

                                               Pitney Bowes Inc.
                                  Notes to Consolidated Financial Statements
                                  ------------------------------------------
Note 1:
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at June 30, 1999 and December 31, 1998, the results of its operations for the three months and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998 have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 1998 Annual Report to Stockholders on Form 10-K.

Note 2:
-------

On June 30, 1999, the company committed itself to a formal plan to dispose of Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the company, in a manner that maximizes long-term shareholder value. The company recorded an expected loss of approximately $34.2 million (net of taxes of $22.8 million) on the disposal of AMIC.

AMIC's revenue was $30.0 million and $29.3 million for the three months ended June 30, 1999 and 1998, respectively, and $62.5 and $52.6 million for the six months ended June 30, 1999 and 1998, respectively. Net interest expense allocated to AMIC's discontinued operations was $1.8 million and $1.6 million for the three months ended June 30, 1999 and 1998, respectively, and $3.7 million and $2.9 million for the six months ended June 30, 1999 and 1998, respectively. Interest has been allocated based on AMIC's net intercompany borrowing levels with Pitney Bowes Credit Corporation (PBCC), a wholly-owned subsidiary of the company, charged at PBCC's weighted average borrowing rate, offset by the interest savings PBCC realizes due to borrowings against AMIC's escrow deposits as opposed to regular commercial paper borrowings.

On October 30, 1998, Colonial Pacific Leasing Corporation (CPLC), a wholly-owned subsidiary of the company, transferred the operations, employees and substantially all assets related to its broker-oriented external financing business to General Electric Capital Corporation, a subsidiary of the General Electric Company. The company received approximately $790 million at closing. In connection with this transaction, the company recorded a gain of approximately $9.3 million (net of taxes of $5.7 million) in the second quarter of 1999.

CPLC's revenue was $35.6 million and $70.1 million for the three and six months ended June 30, 1998, respectively. Interest expense allocated to CPLC's discontinued operations was $10.6 million and $21.1 million for the three and six months ended June 30, 1998, respectively. Interest expense has been allocated based on CPLC's intercompany borrowing levels with PBCC, charged at PBCC's weighted average borrowing rate.

Operating results of AMIC and CPLC have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Prior year results have been reclassified to conform to the current year presentation. Net assets of AMIC's discontinued operations have been separately classified in the Consolidated Balance Sheet at June 30, 1999. Cash flow impacts of discontinued operations have not been segregated in the Consolidated Statements of Cash Flows. Details of the (loss) income from discontinued operations are as follows:


(Dollars in thousands)                              Three Months Ended      Six Months Ended
                                                        June 30,               June 30,
                                                    ------------------      ----------------
                                                       1999       1998       1999       1998
                                                    -------     ------       ----    -------
AMIC.......................................         $(2,729)    $6,615       $971    $11,214
CPLC.......................................               -      2,633          -      5,386
                                                    -------     ------       ----    -------

(Loss) income from discontinued operations          $(2,729)    $9,248       $971    $16,600
                                                    =======     ======       ====    =======

Note 3:
-------


Inventories are comprised of the following:

(Dollars in thousands)
                                                                         June 30,        December 31,
                                                                            1999                1998
                                                                   --------------      --------------
Raw materials and work in process.............................     $       36,569      $       54,001
Supplies and service parts....................................            105,583             106,864
Finished products.............................................            117,706             105,869
                                                                   --------------      --------------

Total ........................................................     $      259,858      $      266,734
                                                                   ==============      ==============

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 7

Note 4:
-------

Fixed assets are comprised of the following:

(Dollars in thousands)                                                   June 30,        December 31,
                                                                             1999                1998
                                                                   --------------      --------------

Property, plant and equipment.................................     $    1,164,718      $    1,153,573
Accumulated depreciation......................................           (697,705)           (676,097)
                                                                   --------------      --------------

Property, plant and equipment, net............................     $      467,013      $      477,476
                                                                   ==============      ==============

Rental equipment and related inventories......................     $    1,755,080      $    1,706,995
Accumulated depreciation......................................           (912,904)           (900,410)
                                                                   --------------      --------------

Rental equipment and related inventories, net.................     $      842,176      $      806,585
                                                                   ==============      ==============

Property leased under capital leases..........................     $       18,918      $       19,430
Accumulated amortization......................................            (15,649)            (15,687)
                                                                   --------------      --------------

Property leased under capital leases, net.....................     $        3,269      $        3,743
                                                                   ==============      ==============

Note 5:
-------

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

PBCC has $750 million of unissued debt securities available from a shelf registration statement filed with the SEC in July 1998.

Note 6:
-------

Revenue and operating  profit by business  segment for the three and six months ended June 30, 1999 and 1998 were as follows:

                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                 ----------------------------       ---------------------------

(Dollars in thousands)                                 1999          1998*               1999          1998*
                                                 -----------       ----------       -----------      ----------

Revenue:
   Mailing and Integrated Logistics...........   $   746,952       $  668,281       $ 1,445,581      $ 1,294,521
   Office Solutions...........................       316,753          303,682           631,333          594,864
   Capital Services...........................        41,727           42,627            77,842           78,990
                                                 -----------       ----------       -----------      -----------
Total revenue.................................   $ 1,105,432       $1,014,590       $ 2,154,756      $ 1,968,375
                                                 ===========       ==========       ===========      ===========


Operating Profit: (1)
   Mailing and Integrated Logistics...........   $   200,654       $  164,223       $   375,039      $   308,630
   Office Solutions...........................        60,656           57,610           119,201          110,069
   Capital Services...........................        12,784           12,202            20,966           20,547
                                                 -----------       ----------       -----------      -----------
Total operating profit........................   $   274,094       $  234,035       $   515,206      $   439,246


Unallocated amounts:
   Net interest (corporate interest expense,
    net of intercompany transactions).........       (11,443)          (4,208)          (22,204)          (5,492)
   Corporate expense..........................       (28,781)         (28,007)          (49,892)         (45,880)
                                                 -----------       ----------       -----------      -----------

Income from continuing operations before
 income taxes.................................   $   233,870       $  201,820       $   443,110      $   387,874
                                                 ===========       ==========       ===========      ===========

* Reclassified to reflect discontinued operations.

(1) Operating profit excludes general corporate expenses, income taxes and net interest other than that related to finance operations.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 8

Note 7:
-------

A reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 1999 and 1998 is as follows (in thousands, except per share data):

                                              1999                                       1998*
                             ------------------------------------       ------------------------------------

                                                              Per                                        Per
                                  Income        Shares      Share            Income         Shares     Share
-----------------------------------------------------------------       ------------------------------------

Income from continuing
  operations                 $   157,408                                $   132,769
Less:
    Preferred stock
     dividends                         -                                          -
    Preference stock
     dividends                       (38)                                       (42)
-----------------------------------------------------------------       ------------------------------------

Basic earnings per
 share                       $   157,370       268,088    $   .58       $   132,727        274,924   $   .49
-----------------------------------------------------------------       ------------------------------------

Effect of dilutive
 securities:
    Preferred stock                    -            15                            -             17
    Preference stock                  38         1,160                           42          1,259
    Stock options                                3,365                                       2,822
    Other                                          389                                         473
-----------------------------------------------------------------       ------------------------------------

Diluted earnings per
 share                       $   157,408       273,017    $   .58       $   132,769        279,495   $   .48
=================================================================       ====================================


A reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 1999 and 1998 is as follows (in thousands, except per share data):

                                              1999                                       1998*
                             ------------------------------------       ------------------------------------

                                                              Per                                        Per
                                  Income        Shares      Share            Income         Shares     Share
-----------------------------------------------------------------       ------------------------------------

Income from continuing
  operations                 $   295,979                                $   255,104
Less:
    Preferred stock
     dividends                         -                                          -
    Preference stock
     dividends                       (77)                                       (84)
-----------------------------------------------------------------       ------------------------------------

Basic earnings per
 share                       $   295,902       269,007    $  1.10       $   255,020        276,930   $   .92
-----------------------------------------------------------------       ------------------------------------

Effect of dilutive
 securities:
    Preferred stock                    -            16                            -             17
    Preference stock                  77         1,169                           84          1,276
    Stock options                                3,463                                       2,740
    Other                                          419                                         450
-----------------------------------------------------------------       ------------------------------------

Diluted earnings per
 share                       $   295,979       274,074    $  1.08       $   255,104        281,413   $   .91
=================================================================       ====================================

* Adjusted to reflect discontinued operations.

Note 8:
-------

Comprehensive income for the three and six months ended June 30, 1999 and 1998 was as follows:

(Dollars in thousands)


                                              Three Months Ended June 30,      Six Months Ended June 30,
                                               -------------------------    ----------------------------
                                                     1999           1998           1999             1998
                                               ----------   ------------    -----------     ------------

Net income...................................  $  129,741   $    142,017    $   272,012     $    271,704
Other comprehensive income:
  Foreign currency translation
    adjustments..............................       2,814         (1,243)         2,366          (11,282)
                                               ----------   ------------    -----------     ------------

Comprehensive income.........................  $  132,555   $    140,774    $   274,378     $    260,422
                                               ==========   ============    ===========     ============

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 9

Note 9:
-------

In August 1999, the U.S. Postal Service (U.S.P.S.) and the company announced that they had reached agreement resolving a lawsuit filed by the company in 1997. The lawsuit arose out of a dispute over a 1978 Statement of Understanding authorizing the company to offer Postage by PhoneR, its proprietary version of the Computerized Meter Resetting System (CMRS). Under the terms of the agreement, the company received $51.75 million, representing a portion of the financial benefit that the U.S.P.S. obtained as a result of the revised regulations. This payment, net of related legal expenses, will be reflected in the consolidated financial statements in the third quarter of 1999.

In July 1999, Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS Statement No. 133, an amendment of FASB Statement No. 133", was issued. This statement defers the effective date of SFAS No. 133 one year (January 1, 2001 for the company). SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains and losses depends on the intended use of the derivative and the resulting designation. The company is currently evaluating the impact of this statement.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 10

Item 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                -------------------------------------------------


Results of Operations - second quarter of 1999 vs. second quarter of 1998
-------------------------------------------------------------------------

On June 30, 1999, the company committed itself to a formal plan to dispose of Atlantic Mortgage and Investment Corporation (AMIC), a wholly-owned subsidiary of the company, in a manner that maximizes long-term shareholder value. The company recorded an expected loss of approximately $34.2 million (net of taxes of $22.8 million) on the disposal of AMIC. Operating results of AMIC have been segregated and reported as discontinued operations in the Consolidated
Statements of Income for the three and six months ended June 30, 1999. Prior year results have been reclassified to conform to the current year presentation. See Note 2 to the consolidated financial statements.

On October 30, 1998, Colonial Pacific Leasing Corporation (CPLC), a wholly-owned subsidiary of the company, transferred the operations, employees and substantially all assets related to its broker-oriented external financing business to General Electric Capital Corporation, a subsidiary of General Electric Company. The company received approximately $790 million at closing. In connection with this transaction, the company recorded a gain of approximately $9.3 million (net of taxes of $5.7 million) in the second quarter of 1999. Operating results of CPLC have been segregated and reported as discontinued operations in the Consolidated Statements of Income for the three and six months ended June 30, 1998. See Note 2 to the consolidated financial statements.

Revenue increased nine percent in the second quarter of 1999 to $1,105.4 million compared with $1,014.6 million in the second quarter of 1998. Income from continuing operations increased 19 percent to $157.4 million from $132.8 million for the same period in 1998. Diluted earnings per share from continuing operations grew to 58 cents, a 21.5 percent increase from the second quarter of 1998.

Second quarter 1999 revenue included $546.4 million from sales, up 11 percent from $492.3 million in the second quarter of 1998; $418.8 million from rentals and financing, up six percent from $393.8 million; and $140.3 million from support services, up nine percent from $128.5 million.

The Mailing and Integrated Logistics segment includes revenues and related expenses from the rental, sale and financing of mailing and shipping equipment, related supplies and service, and software. During the second quarter of 1999, revenue grew 12 percent and operating profit increased 22 percent. Contributors to growth included:

o   The Internet's positive impact on package delivery and direct mail volumes.
o Customized, high-speed production mail equipment used in Automated Document Factories and high-volume mailrooms.
o Advanced, multi-functional mailing systems, such as ParagonTM and the recently introduced digital GalaxyTM system.
o   Demand for Mail Creation solutions, led by DocuMatchTM.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 11

The Office Solutions Segment includes Pitney Bowes Office Systems and Pitney Bowes Management Services. During the second quarter of 1999, revenue grew four percent and operating profit increased five percent.

During the quarter, Pitney Bowes Management Services' revenue grew four percent as the company continues to focus on profitable growth through providing high value services, such as business recovery, to both new and existing customers. The focus on profitability resulted in double-digit operating profit growth.

Office Systems, featuring Copier and Facsimile, grew revenues five percent and increased operating profit four percent for the quarter. Copier Systems continues the transition from stand-alone analog copiers, to digital, networked solutions while strengthening the ability to sell to national and major accounts. Facsimile revenues were helped by strong unit placements partially offset by ongoing price pressures in the market.

The Capital Services Segment includes primarily asset- and fee-based income generated by large ticket external assets. During the quarter, revenue decreased two percent while operating profit improved five percent. This performance is consistent with the company's previously announced strategy to shift from asset-based income by lowering the asset base and concentrating on fee-based income opportunities.

Cost of sales decreased to 56.1 percent of sales revenue in the second quarter of 1999 compared with 58.9 percent in the second quarter of 1998. This was due primarily to higher equipment and supply sales at U.S. Mailing Systems.

Cost of rentals and financing increased to 28.0 percent of related revenues in the second quarter of 1999 compared with 26.5 percent in the second quarter of 1998. This was due primarily to higher depreciation at both U.S. Mailing and Copier and other rental costs at U.S. Mailing.

Selling, service and administrative expenses were 33.8 percent of revenue in the second quarter of 1999 compared with 34.8 percent in the second quarter of 1998. This improvement was due primarily to the company's continued emphasis on controlling operating expenses.

Research and development expenses increased 11 percent to $27.7 million in the second quarter of 1999 compared with $25.1 million in the second quarter of 1998. The increase reflects the company's continued commitment to developing new technologies for its digital meters and other mailing and software products.

Net interest expense increased to $46.9 million in the second quarter of 1999 from $40.5 million in the second quarter of 1998. The increase is due mainly to increased debt to fund the share repurchase program.

The effective tax rate for the second quarter of 1999 was 32.7 percent compared with 34.2 percent in 1998. The decrease is due primarily to research and development tax credits and other tax benefits.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 12

Net income and diluted earnings per share decreased 8.6 percent and 6.5 percent, respectively, in the second quarter of 1999 compared to the same period in 1998. Second quarter 1999 net income included a $27.7 million charge, or 10 cents per diluted share related to discontinued operations, compared to $9.2 million of income, or three cents per diluted share, in 1998.

Results of Operations - six months of 1999 vs. six months of 1998
-----------------------------------------------------------------

For the first six months of 1999 compared with the same period of 1998, revenue increased nine percent to $2,154.8 million while income from continuing operations increased 16 percent to $296.0 million. The factors that affected revenue and earnings performance included those cited for the second quarter of 1999 versus 1998.

Discontinued Operations
-----------------------

On June 30, 1999, the company committed itself to a formal plan to dispose of Atlantic Mortgage and Investment Corporation (AMIC), a wholly-owned subsidiary of the company, in a manner that maximizes long-term shareholder value. The company recorded an expected loss of approximately $34.2 million (net of taxes of $22.8 million) on the disposal of AMIC. See Note 2 to the consolidated financial statements.

On October 30, 1998, Colonial Pacific Leasing Corporation (CPLC), a wholly-owned subsidiary of the company, transferred the operations, employees and substantially all assets related to its broker-oriented external financing business to General Electric Capital Corporation, a subsidiary of General Electric Company. The company received approximately $790 million at closing. In connection with this transaction, the company recorded a gain of approximately $9.3 million (net of taxes of $5.7 million) in the second quarter of 1999. See
Note 2 to the consolidated financial statements.

Subsequent Events
-----------------

In August 1999, the U.S. Postal Service (U.S.P.S.) and the company announced that they had reached agreement resolving a lawsuit filed by the company in 1997. The lawsuit arose out of a dispute over a 1978 Statement of Understanding authorizing the company to offer Postage by PhoneR, its proprietary version of the Computerized Meter Resetting System (CMRS). Under the terms of the agreement, the company received $51.75 million, representing a portion of the financial benefit that the U.S.P.S. obtained as a result of the revised regulations. This payment, net of related legal expenses, will be reflected in the consolidated financial statements in the third quarter of 1999.

In July 1999, Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS Statement No. 133, an amendment of FASB Statement No. 133", was issued. This statement defers the effective date of SFAS No. 133 one year (January 1, 2001 for the company). SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains and losses depends on the intended use of

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 13

the  derivative  and  the  resulting  designation.   The  company  is  currently
evaluating the impact of this statement.

Liquidity and Capital Resources
-------------------------------

The ratio of current assets to current liabilities improved to .97 to 1 at June 30, 1999 compared with .92 to 1 at December 31, 1998. The improvement was due primarily to an increase in short-term finance receivables.

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

The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company in total debt was 69.2 percent at June 30, 1999 compared with 66.6 percent at December 31, 1998. Book value per common share decreased to $5.80 at June 30, 1999 from $6.09 at December 31, 1998 driven primarily by the repurchase of common shares. During the quarter ended June 30, 1999, the company repurchased 1.9 million common shares for $123.7 million.

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

Year 2000
---------

General

In 1997, the company established a formal worldwide program to identify and resolve the impact of the Year 2000 (Y2K) date processing issue on the company's business systems, products and supporting infrastructure. The program structure has strong executive sponsorship consisting of a global Y2K steering committee of senior business and technology management, a Y2K program office of full-time program management, and subject matter experts and dedicated business unit project teams. The company also engaged independent consultants to perform

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 14

periodic independent program reviews and assist in systems assessment and testing reviews.

State of Readiness

The program encompasses the following phases: an inventory of affected technology and critical third party suppliers, an assessment of Y2K readiness, resolution, unit and integrated testing, and contingency planning. As of June 1999, the company has substantially completed these phases across all aspects of its businesses. Specific project status in our more critical process areas is summarized below:

Computer Systems and Infrastructure:
These include computer networks, systems and applications supporting worldwide business operations, including sales order processing, manufacturing, distribution, billing, collections, leasing, financial management, and human resources. All core systems in North America and 95 percent of international systems have been remediated, tested, and reinstalled into the production environment. Unit and integration testing was successfully completed in June 1999. Five small stand-alone systems, which are part of the international operations and not yet fully compliant, are expected to be compliant in September 1999.

Manufacturing/Logistics:
In 1998, we completed an inventory and assessment of our worldwide manufacturing plants and warehouses. This included over 750 distinct pieces of plant floor equipment, technology workstations, quality control systems, and safety and security systems. As of June 1999, we completed 99 percent of all required upgrades and testing and are finalizing repairs on the remaining three non-critical items.

Products/Customers:
In 1997 and early 1998, we inventoried and tested over 2,350 product versions. Over 95 percent of installed products, including all postage meters, mailing systems, copiers, and facsimile systems, were already Y2K compliant. As of June 1999, all inventoried products are either compliant or have available solutions or replacements. Detailed product compliance information has been communicated to customers through direct mail and through our website at www.pitneybowes.com.

Suppliers & Critical Vendors:
The company established a program to identify and assess the Y2K readiness of critical vendors and suppliers of its worldwide businesses. The company has assessed and monitored the Y2K readiness of over 250 critical vendors worldwide. As of June 1999, 14 percent of our critical vendors, primarily utility and telecommunication vendors, are not yet complete with their Y2K compliance programs. We are continuing to work with these vendors to ensure that they have plans in place for uninterrupted service.

Y2K Costs

The company estimates the total cost of the worldwide program from inception in 1997 through the Year 2000 to be approximately $37 million, down from our March 31, 1999 estimate of $38 to $42 million, of which approximately $30 million has been incurred through June 30, 1999. These costs, which are funded through the company's cash flows, include internal labor costs as well as consulting and

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 15

other external costs. These costs are incorporated in the company's budgets and are being expensed as incurred.

Y2K Risks

The most reasonably likely worst case scenario with respect to a Y2K problem is a failure of a supplier, including a utility or telecommunications supplier, to be Y2K compliant causing a disruption in our operations. A widespread utility failure could temporarily disrupt our product supply and impact customer communications. We are monitoring over 250 critical vendors, including utility suppliers, and developing appropriate contingency plans to ensure uninterrupted service.

Y2K Contingency Plans

A Y2K business resumption plan has been developed which identifies and evaluates potential Y2K failure scenarios and establishes both preemptive and reactive measures. These measures, including plans to address failures of critical vendors, internal systems and processes, are expected to be finalized by September 1999.

Capital Investments
-------------------

In the first six months of 1999, net investments in fixed assets included $43.0 million in net additions to property, plant and equipment and $130.3 million in net additions to rental equipment and related inventories compared with $42.2 million and $127.3 million, respectively, in the same period in 1998. These additions include expenditures for normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment for both new placements and upgrade programs.

As of June 30, 1999, commitments for the acquisition of property, plant and equipment reflected plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Regulatory Matters
------------------

In May 1996, the United States Postal Service (U.S.P.S.) issued a proposed schedule for the phaseout of mechanical meters in the U.S. In accordance with the schedule, the company voluntarily halted new placements of mechanical meters in the U.S. as of June 1, 1996.

As a result of the company's aggressive efforts to meet the U.S.P.S. mechanical meter migration schedule combined with the company's ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represent approximately 2 percent of the company's installed U.S. meter base at June 30, 1999, compared with approximately 10 percent at December 31, 1998. At
June 30, 1999, approximately 98 percent of the company's installed U.S. meter base was electronic or digital, as compared to 90 percent at December 31, 1998 and 81 percent at June 30, 1998. The company continues to work in close cooperation with the U.S.P.S. to convert those mechanical meter customers who have not migrated to digital or electronic meters by the applicable U.S.P.S. deadline.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 16

In May 1995, the U.S.P.S. publicly announced its concept of its Information Based Indicia Program (IBIP), the purpose of which was to develop a new standard for future digital postage evidencing devices.

During the period from May 1995 through June 30, 1999, the company has submitted extensive comments to a series of proposed IBIP specifications issued by the U.S.P.S. The latest set of proposed specifications, entitled "Performance Criteria for Information-Based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the IBI Performance Criteria), was issued in July 1999. The company is in the process of drafting and submitting comments to the IBI Performance Criteria.

As of June 30, 1999, the company is in the process of finalizing the development of both PC and Internet versions of a product, which satisfies the proposed IBI Performance Criteria. The PC version of this product is currently undergoing phase II beta testing. The Internet version of this product is currently undergoing phase I beta testing. Both versions are expected to be ready for market upon final approval from the U.S.P.S.

Forward-looking Statements
--------------------------

The company cautions readers that any forward-looking statements (those which talk about the company's or management's current expectations as to the future) in this Form 10-Q or made by the company management involve risks and uncertainties which may change based on various important factors. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

o  changes in postal regulations
o  timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o  successful  entry into new  markets
o mailers' utilization of alternative means of communication or competitors' products
o  the company's success at  managing  customer  credit risk
o the impact of the year 2000 issue, including the effects of third parties' inabilities to address the Year 2000 problem as well as the company's own readiness

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 17

                          Part II - Other Information
                          ---------------------------

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

In June 1999, the company was served with a Civil Investigative Demand (CID) from the Justice Department's Antitrust Division. A CID is a tool used by the Antitrust Division for gathering information and documents. The company believes that the Justice Department may be reviewing the company's efforts to protect its intellectual property rights. The company believes it has complied fully with the antitrust laws and intends to cooperate fully with the department's investigation.

Item 4:  Submission of Matters to a Vote of Security Holders

Below are the final results of the voting at the Annual Meeting of shareholders held on May 10, 1999:

Proposal 1 - Election of Directors

               Nominee                For                Withheld
          -------------------     -----------           ---------
          Michael J. Critelli     233,061,011           1,162,814
          Jessica P. Einhorn      232,888,363           1,335,462
          Herbert L. Henkel       233,103,902           1,119,923
          Michael I. Roth         233,129,325           1,094,500
          Phyllis Shapiro Sewell  232,997,624           1,226,201

Proposal 2 - Appointment of PricewaterhouseCoopers LLP as Independent
Accountants

            For                   Against                   Abstain
        -----------               -------                   -------
        233,140,794               299,810                   783,221


The following  other  directors  continued their term of office after the Annual
Meeting:

    Linda G. Alvarado                                     Colin G. Campbell
    Marc C. Breslawsky                                    Ernie Green
    William E. Butler                                     James H. Keyes

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 18

Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

         Reg. S-K
         Exhibits         Description
         --------         -----------

            (12)          Computation of ratio of
                          earnings to fixed charges

            (27)          Financial Data Schedule

(b) Reports on Form 8-K

      On August 2, 1999, the company filed a current report on Form 8-K pursuant to Item 5 thereof, announcing a settlement with the U.S.P.S.

      On July 26, 1999, PBCC filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release of Pitney Bowes Inc. (parent company) dated July 20, 1999 for the quarter ended June 30, 1999, consolidated statements of income and selected segment data.

      On July 23, 1999, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated July 20, 1999 for the quarter ended June 30, 1999, consolidated statements of income and selected segment data.

      On April 26, 1999, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated April 20, 1999 for the quarter ended March 31, 1999.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 1999
Page 19



                                Signatures
                                ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             PITNEY BOWES INC.



August 13, 1999




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

                          Exhibit Index
                          -------------




         Reg. S-K
         Exhibits         Description
         --------         -----------

            (12)          Computation of ratio of
                          earnings to fixed charges

            (27)          Financial Data Schedule