Form 10-Q
period 1999-09-30
PITNEY BOWES INC /DE/
filed 1999-11-15
CIK 78814

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549


                                              F O R M 1 0 - Q




 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                                     OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


Commission File Number: 1-3579



                                PITNEY BOWES INC.



State of Incorporation                           IRS Employer Identification No.
       Delaware                                            06-0495050




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

Number of shares of common stock, $1 par value, outstanding as of October 31, 1999 is 265,256,152.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1999
Page 2


                               Pitney Bowes Inc.
                                     Index
                               ----------------

                                                                     Page Number
                                                                     -----------

Part I - Financial Information:

   Item 1: Financial Statements

     Consolidated Statements of Income - Three and Nine
         Months Ended September 30, 1999 and 1998......................       3

     Consolidated Balance Sheets - September 30, 1999
         and December 31, 1998.........................................       4

     Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1999 and 1998.................       5

     Notes to Consolidated Financial Statements........................   6 - 9

   Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........ 10 - 16

Part II - Other Information:

     Item 1:  Legal Proceedings........................................      17

     Item 6:  Exhibits and Reports on Form 8-K.........................      17

Signatures.............................................................      18

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1999
Page 3
                                       Part I - Financial Information
Item 1. Financial Statements

                                             Pitney Bowes Inc.
                                     Consolidated Statements of Income
                                                (Unaudited)
                                     ---------------------------------

(Dollars in thousands, except per share data)

                                                            Three Months Ended September 30,     Nine Months Ended September 30,
                                                            --------------------------------     -------------------------------
                                                                      1999             1998*               1999           1998*
                                                            --------------   ---------------     --------------  ---------------
Revenue from:
    Sales............................................       $      529,550   $       488,575     $    1,586,302   $    1,431,310
    Rentals and financing............................              420,836           396,329          1,245,334        1,170,525
    Support services.................................              139,439           128,271            412,945          379,715
                                                            --------------   ---------------     --------------   --------------

        Total revenue................................            1,089,825         1,013,175          3,244,581        2,981,550
                                                            --------------   ---------------     --------------   --------------

Costs and expenses:
    Cost of sales....................................              300,490           282,503            903,560          847,486
    Cost of rentals and financing....................              118,049           102,767            346,425          309,743
    Selling, service and administrative..............              375,462           362,921          1,109,622        1,046,819
    Research and development.........................               25,105            24,699             78,707           73,395
    Other income (Note 10)...........................              (49,574)                -            (49,574)               -
    Interest, net....................................               41,256            39,261            133,694          115,209
                                                            --------------   ---------------     --------------   --------------

        Total costs and expenses.....................              810,788           812,151          2,522,434        2,392,652
                                                            --------------   ---------------     --------------   --------------

Income from continuing operations before income taxes              279,037           201,024            722,147          588,898
Provision for income taxes...........................               92,960            68,201            240,091          200,971
                                                            --------------   ---------------     --------------   --------------
Income from continuing operations....................              186,077           132,823            482,056          387,927
Income from discontinued operations (Note 2).........                    -             8,763                971           25,363
Loss on disposal of discontinued operations (Note 2).                    -                 -            (24,938)               -
                                                            --------------   ---------------     --------------   --------------

Net income...........................................       $      186,077   $       141,586     $      458,089   $      413,290
                                                            ==============   ===============     ==============   ==============

Basic earnings per share:
  Continuing operations..............................       $          .70   $           .49     $         1.80   $         1.41
  Discontinued operations............................                    -               .03               (.09)             .09
                                                            --------------   ---------------     --------------   --------------

  Net income.........................................       $          .70   $           .52     $         1.71   $         1.50
                                                            ==============   ===============     ==============   ==============

Diluted earnings per share:
  Continuing operations..............................       $          .69   $           .48     $         1.77   $         1.38
  Discontinued operations............................                    -               .03               (.09)             .09
                                                            --------------   ---------------     --------------   --------------

  Net income.........................................       $          .69   $           .51     $         1.68   $         1.47
                                                            ==============   ===============     ==============   ==============


Dividends declared per share of common stock.........       $         .255   $          .225     $         .765   $         .675
                                                            ==============   ===============     ==============   ==============

Ratio of earnings to fixed charges...................                 5.83              4.59               4.96             4.53
                                                            ==============    ==============     ==============   ==============
Ratio of earnings to fixed charges
    excluding minority interest......................                 6.27              4.95               5.29             4.88
                                                            ==============    ==============     ==============   ==============

* Reclassified to reflect discontinued operations.

                               See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1999
Page 4

                                             Pitney Bowes Inc.
                                        Consolidated Balance Sheets
                                        ---------------------------
                                                                 September 30,    December 31,
(Dollars in thousands, except share data)                                 1999            1998
                                                                 -------------    ------------
                                                                  (unaudited)
Assets
------

Current assets:
    Cash and cash equivalents.................................   $     152,057    $    125,684
    Short-term investments, at cost which
        approximates market...................................             873           3,302
    Accounts receivable, less allowances:
        9/99, $25,493; 12/98, $24,665.........................         404,720         382,406
    Finance receivables, less allowances:
        9/99, $43,147; 12/98, $51,232.........................       1,560,641       1,400,786
    Inventories (Note 3)......................................         242,678         266,734
    Other current assets and prepayments......................         131,433         330,051
    Net assets of discontinued operations.....................         137,869               -
                                                                 -------------    ------------

        Total current assets..................................       2,630,271       2,508,963

Property, plant and equipment, net (Note 4)...................         473,558         477,476
Rental equipment and related inventories, net (Note 4)........         825,946         806,585
Property leased under capital leases, net (Note 4)............           3,097           3,743
Long-term finance receivables, less allowances:
    9/99, $57,197; 12/98, $79,543.............................       1,925,891       1,999,339
Investment in leveraged leases................................         979,910         827,579
Goodwill, net of amortization:
    9/99, $53,057; 12/98, $47,514.............................         227,507         222,980
Other assets..................................................         495,998         814,374
Net assets of discontinued operations.........................         319,248               -
                                                                 -------------    ------------

Total assets..................................................   $   7,881,426    $  7,661,039
                                                                 =============    ============

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
    Accounts payable and accrued liabilities..................   $     825,622    $    898,548
    Income taxes payable......................................         230,347         194,443
    Notes payable and current portion of
        long-term obligations ................................       1,315,316       1,259,193
    Advance billings..........................................         374,512         369,628
                                                                 -------------    ------------

        Total current liabilities.............................       2,745,797       2,721,812

Deferred taxes on income......................................       1,061,686         920,521
Long-term debt (Note 5).......................................       1,847,808       1,712,937
Other noncurrent liabilities..................................         348,292         347,670
                                                                 -------------    ------------

        Total liabilities.....................................       6,003,583       5,702,940
                                                                 -------------    ------------

Preferred stockholders' equity in a subsidiary company........         310,000         310,097

Stockholders' equity:
    Cumulative preferred stock, $50 par
        value, 4% convertible.................................              29              34
    Cumulative preference stock, no par
        value, $2.12 convertible..............................           1,901           2,031
    Common stock, $1 par value................................         323,338         323,338
    Capital in excess of par value............................          10,330          16,173
    Retained earnings.........................................       3,326,639       3,073,839
    Accumulated other comprehensive income (Note 8)...........         (93,456)        (88,217)
    Treasury stock, at cost...................................      (2,000,938)     (1,679,196)
                                                                 -------------    ------------

        Total stockholders' equity............................       1,567,843       1,648,002
                                                                 -------------    ------------

Total liabilities and stockholders' equity....................   $   7,881,426    $  7,661,039
                                                                 =============    ============


                               See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1999
Page 5

                                             Pitney Bowes Inc.
                                   Consolidated Statements of Cash Flows
                                               (Unaudited)
                                   -------------------------------------
(Dollars in thousands)
                                                                        Nine Months Ended
                                                                          September 30,
                                                                   --------------------------
                                                                          1999          1998*
                                                                   -----------     ----------
Cash flows from operating activities:
    Net income..................................................   $   458,089     $  413,290
    Loss on disposal of discontinued operations.................        24,938              -
    Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization........................       302,084        266,127
           Increase in deferred taxes on income.................       139,750         72,909
           Pension plan investment..............................       (67,000)             -
           Change in assets and liabilities:
               Accounts receivable..............................       (23,380)          (490)
               Net investment in internal finance receivables...       (58,506)      (103,061)
               Inventories......................................        24,228         13,683
               Other current assets and prepayments.............       (19,327)         4,838
               Accounts payable and accrued liabilities.........       (35,306)       (29,913)
               Income taxes payable.............................        52,126         17,659
               Advance billings.................................         4,866          2,584
           Other, net...........................................       (38,835)        (8,559)
                                                                   -----------     ----------

               Net cash provided by operating activities........       763,727        649,067
                                                                   -----------     ----------

Cash flows from investing activities:
    Short-term investments......................................         2,320           (310)
    Net investment in fixed assets..............................      (234,305)      (219,896)
    Net investment in external finance receivables..............        35,958        (72,105)
    Investment in leveraged leases..............................      (147,566)       (95,534)
    Investment in mortgage servicing rights.....................       (21,800)      (180,080)
    Other investing activities..................................       (23,301)       (16,471)
                                                                   -----------     ----------

               Net cash used in investing activities............      (388,694)      (584,396)
                                                                   -----------     ----------

Cash flows from financing activities:
    Increase(decrease) in notes payable, net....................        70,017       (109,532)
    Proceeds from long-term obligations.........................       208,106        836,123
    Principal payments on long-term obligations.................       (91,181)      (231,805)
    Proceeds from issuance of stock.............................        40,702         32,424
    Stock repurchases...........................................      (369,343)      (394,716)
    Dividends paid..............................................      (205,289)      (186,336)
                                                                   -----------     ----------

               Net cash used in financing activities............      (346,988)       (53,842)
                                                                   -----------     ----------

Effect of exchange rate changes on cash.........................        (1,672)        (2,928)
                                                                   -----------     ----------

Increase in cash and cash equivalents...........................        26,373          7,901

Cash and cash equivalents at beginning of period................       125,684        137,073
                                                                   -----------     ----------

Cash and cash equivalents at end of period......................   $   152,057     $  144,974
                                                                   ===========     ==========

Interest paid...................................................   $   171,234     $  141,191
                                                                   ===========     ==========

Income taxes paid, net..........................................   $    67,393     $  128,850
                                                                   ===========     ==========

* Certain prior year amounts have been reclassified to conform with the 1999 presentation.

                               See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1999
Page 6
                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at September 30, 1999 and December 31, 1998, the results of its operations for the three months and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998 have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 1998 Annual Report to Stockholders on Form 10-K.

Note 2:
-------

On June 30, 1999, the company committed itself to a formal plan to dispose of Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the company, in a manner that maximizes long-term shareholder value. The company recorded an expected loss of approximately $34.2 million (net of taxes of $22.8 million) on the disposal of AMIC in the second quarter of 1999.

AMIC's revenue was $26.3 million and $39.2 million for the three months ended September 30, 1999 and 1998, respectively, and $88.8 million and $91.8 million for the nine months ended September 30, 1999 and 1998, respectively. Net interest expense allocated to AMIC's discontinued operations was $.8 million and $.5 million for the three months ended September 30, 1999 and 1998, respectively, and $4.5 million and $3.4 million for the nine months ended September 30, 1999 and 1998, respectively. Interest has been allocated based on AMIC's net intercompany borrowing levels with Pitney Bowes Credit Corporation
(PBCC), a wholly-owned subsidiary of the company, charged at PBCC's weighted average borrowing rate, offset by the interest savings PBCC realizes due to borrowings against AMIC's escrow deposits as opposed to regular commercial paper borrowings.

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

CPLC's revenue was $32.0 million and $102.1 million for the three and nine months ended September 30, 1998, respectively. Interest expense allocated to CPLC's discontinued operations was $9.6 million and $30.6 million for the three and nine months ended September 30, 1998, respectively. Interest expense has been allocated based on CPLC's intercompany borrowing levels with PBCC, charged at PBCC's weighted average borrowing rate.

Operating results of AMIC and CPLC have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Prior year results have been reclassified to conform to the current year presentation. Net assets of AMIC's discontinued operations have been separately classified in the Consolidated Balance Sheet at September 30, 1999. Cash flow impacts of discontinued operations have not been segregated in the Consolidated Statements of Cash Flows. Details of the income from discontinued operations are as follows:


                                                   Three Months Ended        Nine Months Ended
(Dollars in thousands)                               September 30,              September 30,
                                                -----------------------     --------------------
                                                     1999          1998       1999          1998
                                                  -------        ------     ------       -------
AMIC.......................................       $     -        $6,396     $  971       $17,610
CPLC.......................................             -         2,367          -         7,753
                                                  -------        ------     ------       -------

Income from discontinued operations........       $     -        $8,763     $  971       $25,363
                                                  =======        ======     ======       =======

Note 3:
-------

Inventories are comprised of the following:

(Dollars in thousands)
                                                                    September 30,        December 31,
                                                                             1999                1998
                                                                   --------------      --------------
Raw materials and work in process.............................     $       39,260      $       54,001
Supplies and service parts....................................            106,527             106,864
Finished products.............................................             96,891             105,869
                                                                   --------------      --------------

Total ........................................................     $      242,678      $      266,734
                                                                   ==============      ==============

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1999
Page 7


Note 4:
-------

Fixed assets are comprised of the following:
(Dollars in thousands)                                              September 30,        December 31,
                                                                             1999                1998
                                                                   --------------      --------------
Property, plant and equipment.................................     $    1,182,547      $    1,153,573
Accumulated depreciation......................................           (708,989)           (676,097)
                                                                   --------------      --------------

Property, plant and equipment, net............................     $      473,558      $      477,476
                                                                   ==============      ==============

Rental equipment and related inventories......................     $    1,695,850      $    1,706,995
Accumulated depreciation......................................           (869,904)           (900,410)
                                                                   --------------      --------------

Rental equipment and related inventories, net.................     $      825,946      $      806,585
                                                                   ==============      ==============

Property leased under capital leases..........................     $       18,957      $       19,430
Accumulated amortization......................................            (15,860)            (15,687)
                                                                   --------------      --------------

Property leased under capital leases, net.....................     $        3,097      $        3,743
                                                                   ==============      ==============

Note 5:
-------

In August 1999, PBCC established a medium-term note program as part of PBCC's shelf registration statement filed with the SEC in July 1998, which permits issuance of up to $500 million in debt securities. In September 1999, PBCC issued $125 million of 5.95% unsecured notes under this program, due in September 2000, with interest payable in March 2000 and at maturity. The net proceeds from these notes are being used for general corporate purposes, including the repayment of short-term debt.

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

PBCC has $625 million of unissued debt securities available from the shelf registration statement filed with the SEC in July 1998.

Note 6:
-------

Revenue and operating profit by business segment for the three and nine months ended September 30, 1999 and 1998 were as follows:

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                                ---------------------------      ---------------------------
(Dollars in thousands)                                 1999           1998*               1999         1998*
                                                -----------    ------------      -------------   -----------
Revenue:
   Mailing and Integrated Logistics...........  $   736,945    $    666,141      $   2,182,526   $ 1,960,662
   Office Solutions...........................      312,063         306,716            943,396       901,580
   Capital Services...........................       40,817          40,318            118,659       119,308
                                                -----------    ------------      -------------   -----------
Total revenue.................................  $ 1,089,825    $  1,013,175      $   3,244,581   $ 2,981,550
                                                ===========    ============      =============   ===========


Operating Profit: (1)
   Mailing and Integrated Logistics...........  $   198,213    $    163,702      $     573,252   $   472,332
   Office Solutions...........................       60,526          59,461            179,727       169,530
   Capital Services...........................       11,908          11,482             32,874        32,029
                                                -----------    ------------      -------------   -----------
Total operating profit........................  $   270,647    $    234,645      $     785,853   $   673,891

Unallocated amounts:
   Net interest (corporate interest expense,
    net of intercompany transactions).........      (11,717)         (4,263)           (33,921)       (9,755)
   Corporate expense..........................      (29,467)        (29,358)           (79,359)      (75,238)
   U.S.P.S. Settlement........................       49,574               -             49,574             -
                                                -----------    ------------      -------------   -----------
Income from continuing operations before
 income taxes.................................  $   279,037    $    201,024      $     722,147   $   588,898
                                                ===========    ============      =============   ===========

* Reclassified to reflect discontinued operations.

(1) Operating profit excludes general corporate expenses, income taxes and net interest other than that related to finance operations.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1999
Page 8


Note 7:
-------

A reconciliation  of the basic and diluted  earnings per share  computations for the three months ended  September 30, 1999 and 1998 is as follows (in thousands, except per share data):
                                              1999                                       1998*
                             ------------------------------------       ------------------------------------

                                                              Per                                        Per
                                  Income        Shares      Share            Income         Shares     Share
-----------------------------------------------------------------       ------------------------------------
Income from continuing
  operations                 $   186,077                                $   132,823
Less:
    Preferred stock
     dividends                         -                                          -
    Preference stock
     dividends                       (37)                                       (40)
-----------------------------------------------------------------       ------------------------------------

Basic earnings per
 share                       $   186,040       266,728    $   .70       $   132,783        273,868   $   .49
-----------------------------------------------------------------       ------------------------------------

Effect of dilutive
 securities:
    Preferred stock                    -            14                            -             17
    Preference stock                  37         1,133                           40          1,236
    Stock options                                3,024                                       2,897
    Other                                          298                                         695
-----------------------------------------------------------------       ------------------------------------

Diluted earnings per
 share                       $   186,077       271,197    $   .69       $   132,823        278,713   $   .48
=================================================================       ====================================

A reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 1999 and 1998 is as follows (in thousands, except per share data):

                                              1999                                       1998*
                             ------------------------------------       ------------------------------------

                                                              Per                                        Per
                                  Income        Shares      Share            Income         Shares     Share
-----------------------------------------------------------------       ------------------------------------
Income from continuing
  operations                 $   482,056                                $   387,927
Less:
    Preferred stock
     dividends                         -                                          -
    Preference stock
     dividends                      (114)                                      (124)
-----------------------------------------------------------------       ------------------------------------

Basic earnings per
 share                       $   481,942       268,247    $  1.80       $   387,803        276,028   $  1.41
-----------------------------------------------------------------       ------------------------------------

Effect of dilutive
 securities:
    Preferred stock                    -            15                            -             17
    Preference stock                 114         1,157                          124          1,263
    Stock options                                3,321                                       2,812
    Other                                          384                                         547
-----------------------------------------------------------------       ------------------------------------

Diluted earnings per
 share                       $   482,056       273,124    $  1.77       $   387,927        280,667   $  1.38
=================================================================       ====================================

* Adjusted to reflect discontinued operations.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1999
Page 9


Note 8:
-------

Comprehensive income for the three and nine months ended September 30, 1999 and 1998 was as follows:

(Dollars in thousands)

                                                   Three Months Ended              Nine Months Ended
                                                       September 30,                 September 30,
                                              --------------------------    ----------------------------
                                                     1999           1998           1999             1998
                                              -----------   ------------    -----------     ------------
Net income................................... $   186,077   $    141,586    $   458,089     $    413,290
Other comprehensive income:
  Foreign currency translation
    adjustments..............................      (7,605)       (15,918)        (5,239)         (27,200)
                                              -----------   ------------    -----------     ------------

Comprehensive income......................... $   178,472   $    125,668    $   452,850     $    386,090
                                              ===========   ============    ===========     ============

Note 9:
-------

     In June 1999, Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", was issued. This statement defers the effective date of SFAS No. 133 one year (January 1, 2001 for the company). SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains and losses depends on the intended use of the derivative and the resulting designation. The company is currently evaluating the impact of this statement.

Note 10:
--------

In August 1999, the U.S. Postal Service (U.S.P.S.) and the company announced that they had reached agreement (U.S.P.S. Settlement) resolving a lawsuit filed by the company in 1997. The lawsuit arose out of a dispute over a 1978 Statement of Understanding authorizing the company to offer Postage by PhoneR, its proprietary version of the Computerized Meter Resetting System (CMRS). Under the terms of the agreement, the company received $51.8 million, representing a portion of the financial benefit that the U.S.P.S. obtained as a result of the revised regulations. This payment, net of related legal expenses of $2.2 million, was recorded as other income in the third quarter of 1999.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1999
Page 10


Item 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                -------------------------------------------------

Results of Continuing Operations - third quarter of 1999 vs. third
------------------------------------------------------------------
quarter of 1998
---------------

Revenue increased eight percent in the third quarter of 1999 to $1,089.8 million compared with $1,013.2 million in the third quarter of 1998. Income from continuing operations increased 40 percent to $186.1 million, or 18 percent to $156.6 million excluding the impact of the U.S.P.S. Settlement, from $132.8 million for the same period in 1998. Diluted earnings per share from continuing operations grew to 69 cents, a 43.8 percent increase from the third quarter of 1998. Excluding the impact of the U.S.P.S. Settlement, diluted earnings per share from continuing operations grew to 58 cents, a 21 percent increase from the third quarter of 1998.

Third quarter 1999 revenue included $529.6 million from sales, up eight percent from $488.6 million in the third quarter of 1998; $420.8 million from rentals and financing, up six percent from $396.3 million; and $139.4 million from support services, up nine percent from $128.3 million.

The Mailing and Integrated Logistics segment includes revenues and related expenses from the rental, sale and financing of mailing and shipping equipment, related supplies and service, and software. During the third quarter of 1999, revenue grew 11 percent and operating profit increased 21 percent. Contributors to growth included:

o Sophisticated, productivity-enhancing Automated Document Factory Solutions, featuring customized, high-speed production mail equipment, software and systems integration services.
o Multi-functional mail finishing systems such as the Paragon(R) and the GalaxyTM digital system, with their range of mail processing applications for all types of mail such as the patented Weigh-on-the-WayTM (W-O-WTM) feature.
o Ongoing robustness in demand for advanced shipping and logistics systems, for managing the fulfillment and logistics of orders from the Internet and other channels.
o The continued need for mail creation hardware, software, and hybrid solutions as businesses use mail for one-to-one marketing to acquire and retain customers.

In addition, international operations enhanced the quarter's performance through strong revenue and operating profit growth.

The Office Solutions Segment includes Pitney Bowes Office Systems and Pitney Bowes Management Services. During the third quarter of 1999, both revenue and operating profit grew two percent. Excluding the impact of currency, operating profit growth would have been six percent.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1999
Page 11


During the quarter, Pitney Bowes Management Services' revenue remained flat as new management continues to focus on programs to improve the profitability of customer contracts while increasing service levels. The focus on profitability resulted in double-digit operating profit growth.

Office Systems, featuring Copier and Facsimile, grew revenues three percent for the quarter. Copier Systems posted good sales growth even as the business continued the transition to digital, networked solutions and the focus on training to sell to national and major accounts. Facsimile revenues were impacted by ongoing price pressures in the market and lower supplies revenues.

The Capital Services Segment includes primarily asset- and fee-based income generated by large ticket external assets. During the quarter, revenue grew one percent and operating profit increased four percent. This performance is consistent with the company's previously announced strategy to shift from asset-based income by lowering the asset base and concentrating on fee-based income opportunities.

Cost of sales decreased to 56.7 percent of sales revenue in the third quarter of 1999 compared with 57.8 percent in the third quarter of 1998. This was due primarily to improved contributions from high and mid volume equipment sales at U.S. Mailing Systems.

Cost of rentals and financing increased to 28.1 percent of related revenues in the third quarter of 1999 compared with 25.9 percent in the third quarter of 1998. This was due to higher depreciation at both U.S. Mailing and Copier, and costs associated with new products such as Pitney WorksSM Reserve Account, Pitney WorksSM Capital Line and Pitney WorksSM Purchase PowerSM at Financial Services.

Selling, service and administrative expenses were 34.5 percent of revenue in the third quarter of 1999 compared with 35.8 percent in the third quarter of 1998. This improvement was due primarily to the company's continued emphasis on controlling operating expenses.

Research and development expenses increased two percent to $25.1 million in the third quarter of 1999 compared with $24.7 million in the third quarter of 1998. The increase reflects the company's continued commitment to developing new technologies for its digital meters and other mailing and software products. Growth in research and development expenses was moderated by the movement of newly developed products such as PulsarTM and GalaxyTM to active product status.

Net interest expense increased to $41.3 million in the third quarter of 1999 from $39.3 million in the third quarter of 1998. The increase is due mainly to interest associated with borrowings to fund the share repurchase program, offset by a $3.6 million gain from the termination of an interest rate swap in September 1999.

The effective tax rate for the third quarter of 1999 was 33.3 percent compared with 33.9 percent in 1998. The decrease is due to increased income from international operations, certain capital services external financing transactions entered into in the quarter and lower state taxes.

Net income and diluted earnings per share increased 31.4 percent and 35 percent, respectively, in the third quarter of 1999 compared to the same period in 1998. Excluding the impact of the U.S.P.S. Settlement, net income and diluted earnings per share increased 10.6 percent and 13.6 percent, respectively, during the quarter.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1999
Page 12


Results of Continuing Operations - nine months of 1999 vs. nine months of 1998
------------------------------------------------------------------------------

For the first nine months of 1999 compared with the same period of 1998, revenue increased nine percent to $3,244.6 million while income from continuing operations increased 24.3 percent to $482.1 million. Excluding the U.S.P.S. Settlement, income from continuing operations increased 16.7 percent to $452.6 million. The factors that affected revenue and earnings performance included those cited for the third quarter of 1999 versus 1998.

Discontinued Operations
-----------------------

On June 30, 1999, the company committed itself to a formal plan to dispose of Atlantic Mortgage and Investment Corporation (AMIC), a wholly-owned subsidiary of the company, in a manner that maximizes long-term shareholder value. The company recorded an expected loss of approximately $34.2 million (net of taxes of $22.8 million) on the disposal of AMIC in the second quarter of 1999.
Operating results of AMIC have been segregated and reported as discontinued operations in the Consolidated Statements of Income for the three and nine months ended September 30, 1999. Prior year results have been reclassified to conform to the current year presentation. See Note 2 to the consolidated financial statements.

On October 30, 1998, Colonial Pacific Leasing Corporation (CPLC), a wholly-owned subsidiary of the company, transferred the operations, employees and substantially all assets related to its broker-oriented external financing business to General Electric Capital Corporation, a subsidiary of General Electric Company. The company received approximately $790 million at closing. In connection with this transaction, the company recorded a gain of approximately $9.3 million (net of taxes of $5.7 million) in the second quarter of 1999. Operating results of CPLC have been segregated and reported as discontinued operations in the Consolidated Statements of Income for the three and nine months ended September 30, 1998. See Note 2 to the consolidated financial statements.

Accounting Pronouncements
-------------------------

In June 1999, Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", was issued. This statement defers the effective date of SFAS No. 133 one year (January 1, 2001 for the company). SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains and losses depends on the intended use of the derivative and the resulting designation. The company is currently evaluating the impact of this statement.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1999
Page 13


Other Matters
-------------

In August 1999, the U.S. Postal Service (U.S.P.S.) and the company announced that they had reached agreement (U.S.P.S. Settlement) resolving a lawsuit filed by the company in 1997. The lawsuit arose out of a dispute over a 1978 Statement of Understanding authorizing the company to offer Postage by PhoneR, its proprietary version of the Computerized Meter Resetting System (CMRS). Under the terms of the agreement, the company received $51.8 million, representing a portion of the financial benefit that the U.S.P.S. obtained as a result of the revised regulations. This payment, net of related legal expenses of $2.2 million, was recorded as other income of $49.6 million in the third quarter of 1999.

Liquidity and Capital Resources
-------------------------------

The ratio of current assets to current liabilities improved to .96 to 1 at September 30, 1999 compared with .92 to 1 at December 31, 1998. The improvement was due primarily to an increase in short-term finance receivables.

In August 1999, Pitney Bowes Credit Corporation (PBCC), a wholly-owned subsidiary of the company, established a medium-term note program as part of PBCC's shelf registration statement filed with the SEC in July 1998, which permits issuance of up to $500 million in debt securities. In September 1999, PBCC issued $125 million of 5.95% unsecured notes under this program, due in September 2000, with interest payable in March 2000 and at maturity. The net proceeds from these notes are being used for general corporate purposes, including the repayment of short-term debt.

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

PBCC has $625 million of unissued debt securities available from the shelf registration statement filed with the SEC in July 1998.

The company believes that its financing needs for the next 12 months can be met with cash generated internally, money from existing credit agreements, debt issued under new shelf registration statements and existing commercial and medium-term note programs.

The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company in total debt was 68.9 percent at September 30, 1999 compared with 66.6 percent at December 31, 1998. Book value per common share decreased to $5.89 at September 30, 1999 from $6.09 at December 31, 1998 driven primarily by the repurchase of common shares. During the quarter ended September 30, 1999, the company repurchased 1.7 million common shares for $103.3 million.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1999
Page 14


To control the impact of interest rate swings on its business, the company uses a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements. The company enters into interest rate swap agreements primarily through its financial services business. Swap agreements are used to obtain lower interest rates on commercial loans than the company would otherwise have been able to get without the swap.

During August 1999, PBCC entered into three interest rate swaps for an aggregate notional amount of $350 million. The floating rates for each swap are based on six month LIBOR plus a spread, equal to the difference between the fixed rate of the debt and the fixed rate currently available for similar debt. Under the terms of the swap agreements, PBCC is the floating rate payer.

Year 2000
---------

General

In 1997, the company established a formal worldwide program to identify and resolve the impact of the Year 2000 (Y2K) date processing issue on the company's business systems, products and supporting infrastructure. The program structure has strong executive sponsorship consisting of a global Y2K steering committee of senior business and technology management, a Y2K program office of full-time program management, and subject matter experts and dedicated business unit project teams. The company also engaged independent consultants to perform periodic independent program reviews and assist in systems assessment and testing reviews.

State of Readiness

The program encompasses the following phases: an inventory of affected technology and critical third party suppliers, an assessment of Y2K readiness, resolution, unit and integrated testing, and contingency planning. As of September 1999, the company has substantially completed these phases across all aspects of its businesses. Specific project status in our more critical process areas is summarized below:

Computer Systems and Infrastructure:
These include computer networks, systems and applications supporting worldwide business operations, including sales order processing, manufacturing, distribution, billing, collections, leasing, financial management, and human resources. All core systems have been remediated, tested, and reinstalled into the production environment. Unit and integration testing have been successfully completed.

Manufacturing/Logistics:
In 1998, we completed an inventory and assessment of our worldwide manufacturing plants and warehouses. This included over 750 distinct pieces of plant floor equipment, technology workstations, quality control systems, and safety and security systems. All required upgrades and testing have been completed.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1999
Page 15


Products/Customers:
In 1997 and early 1998, we inventoried and tested over 2,350 product versions. Over 95 percent of installed products, including postage meters, mailing systems, copiers, and facsimile systems, were already Y2K compliant. All inventoried products are either compliant or have available solutions or replacements. Detailed product compliance information has been communicated to customers through direct mail and through our website at www.pitneybowes.com.

Suppliers & Critical Vendors:
The company established a program to identify and assess the Y2K readiness of critical vendors and suppliers of its worldwide businesses. The company has assessed and monitored the Y2K readiness of over 250 critical vendors worldwide. As of September 1999, all of our critical vendors have reported that they are Y2K compliant.

Y2K Costs

The company estimates the total cost of the worldwide program from inception in 1997 through the Year 2000 to be approximately $36 million, of which approximately $32 million has been incurred through September 30, 1999. These costs, which are funded through the company's cash flows, include internal labor costs as well as consulting and other external costs. These costs are incorporated in the company's budgets and are being expensed as incurred.

Y2K Risks

The most reasonably likely worst case scenario with respect to a Y2K problem is a failure of a supplier, including a utility or telecommunications supplier, to be Y2K compliant causing a disruption in our operations. A widespread utility failure could temporarily disrupt our product supply and impact customer communications. We are monitoring over 250 critical vendors, including utility suppliers, and have developed appropriate contingency plans to ensure uninterrupted service.

Y2K Contingency Plans

A Y2K business resumption plan has been developed which identifies and evaluates potential Y2K failure scenarios and establishes both preemptive and reactive measures. These measures, including plans to address failures of critical vendors, internal systems and processes, have been finalized.

Capital Investments
-------------------

In the first nine months of 1999, net investments in fixed assets included $70.6 million in net additions to property, plant and equipment and $163.7 million in net additions to rental equipment and related inventories compared with $62.4 million and $157.5 million, respectively, in the same period in 1998. These additions include expenditures for normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment for both new placements and upgrade programs.

As of September 30, 1999, commitments for the acquisition of property, plant and equipment reflected plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1999
Page 16


Regulatory Matters
------------------

In May 1995, the U.S.P.S. publicly announced its concept of its Information Based Indicia Program (IBIP), the purpose of which was to develop a new standard for future digital postage evidencing devices.

During the period from May 1995 through September 30, 1999, the company has submitted extensive comments to a series of proposed IBIP specifications issued by the U.S.P.S. The latest set of proposed specifications, entitled "Performance Criteria for Information-Based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the IBI Performance Criteria), was issued in July 1999. The company has submitted comments to the IBI Performance Criteria.

As of September 30, 1999, the company is in the process of finalizing the development of both PC and Internet versions of a product, which satisfies the proposed IBI Performance Criteria. Both versions of this product are currently undergoing phase II beta testing and are expected to be ready for market upon final approval from the U.S.P.S.

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1999
Page 17

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

In June 1999, the company was served with a Civil Investigative Demand (CID) from the Justice Department's Antitrust Division. A CID is a tool used by the Antitrust Division for gathering information and documents. The company believes that the Justice Department may be reviewing the company's efforts to protect its intellectual property rights. The company believes it has complied fully with the antitrust laws and is cooperating fully with the department's investigation.

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

         Reg. S-K
         Exhibits         Description
         --------         -----------------------------
            (12)          Computation of ratio of
                          earnings to fixed charges

            (27)          Financial Data Schedule

(b) Reports on Form 8-K

      On October 22, 1999, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated October 19, 1999 for the quarter ended September 30, 1999, consolidated statements of income and selected segment data.

      On September 3, 1999, PBCC filed a current report on Form 8-K pursuant to Items 5 and 7 thereof, relating to the establishment of PBCC's medium-term note program.

      On August 30, 1999, PBCC filed a current report on Form 8-K pursuant to Items 5 and 7 thereof, restating certain items filed in PBCC's Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 1999
Page 18



                                   Signatures
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                PITNEY BOWES INC.




November 15, 1999




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

                                  Exhibit Index
                                  -------------



         Reg. S-K
         Exhibits         Description
         --------         --------------------------

            (12)          Computation of ratio of
                          earnings to fixed charges

            (27)          Financial Data Schedule