Form 10-K405
period 1999-12-31
PITNEY BOWES INC /DE/
filed 2000-03-30
CIK 78814

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549-1004
                                   FORM 10-K


 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----
OF 1934

For the year ended December 31, 1999

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

Yes   X   No ____
    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock (common stock and $2.12 preference stock) held by non-affiliates of the Registrant as of March 10, 2000 is $12,126,751,929.

Number of shares of common stock, $1 par value, outstanding as of March 10, 2000 is 262,192,195.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Only the following portions of the Pitney Bowes Inc. 1999 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Form 10-K Annual Report:

     (a)  Financial Statements, pages 48 to 69.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations and Summary of Selected Financial Data on pages 37 to 47, excluding the information on page 46 relating to Dividend Policy.

     (c)  Stock Exchanges and Stock Information, on page 70.

2. Pitney Bowes Inc. Notice of the 2000 Annual Meeting and Proxy Statement dated March 31, 2000, pages 4 to 7, 10 to 13 and 17 and portions of pages 3, 9, 14, 16 and 18 are incorporated by reference into Part III of this Form 10-K Annual Report.

                                    PART I
                                    ------

Item 1.   Business
          --------

Pitney Bowes Inc. and its subsidiaries (the company) operate in three reportable segments: Mailing and Integrated Logistics, Office Solutions and Capital Services. The company operates in the United States and outside the U.S. Financial information concerning revenue, operating profit and identifiable assets by reportable segment and geographic area appears on pages 65 to 67 of the Pitney Bowes Inc. 1999 Annual Report to Stockholders and is incorporated herein by reference.

Mailing and Integrated Logistics. Mailing and Integrated Logistics includes
--------------------------------
revenues from the rental of postage meters and the sale and financing of mailing equipment, including software-based mail creation and mail finishing equipment, production mail systems including customized software applications, software-based shipping, transportation and logistics systems, and related supplies and services. Products are sold, rented or financed by the company, while supplies and services are sold. Some of the company's products are sold through dealers outside the U.S.

Products include postage meters, mailing machines, address hygiene software, manifest systems, letter and parcel scales, mail openers, mailroom furniture, folders, and paper handling and shipping equipment.

Office Solutions. Office Solutions includes revenues from the sale, financing,
----------------
rental and service of reprographic and facsimile equipment including related supplies, and facilities management services which provides mail processing, reprographic business support and document resource planning functions. Products are sold, rented or financed by the company, while supplies and services are sold.

Facilities management services are provided by the company's Pitney Bowes Management Services, Inc. subsidiary (P.B.M.S.). P.B.M.S. provides customers with a variety of business support services to manage copy, reprographic and mail centers, facsimile, electronic printing and imaging services, and records management. P.B.M.S. is a major provider of on- and off-site services which help customers manage the creation, processing, storage, retrieval, distribution and tracking of documents and messages in both paper and digital form.

The financial services operations provide lease financing for the company's products (for both the Mailing and Integrated Logistics and Office Solutions segments) in the U.S., Canada, the United Kingdom, Germany, France, Norway, Ireland, Australia, Austria, Spain, Switzerland and Sweden. Consolidated financial services operations financed 36 percent of consolidated sales in 1999, 38 percent in 1998, and 36 percent in 1997. Consolidated financial services operations financed approximately 76 percent, 77 percent and 77 percent of leasable sales in 1999, 1998 and 1997, respectively.

Capital Services.   Capital Services provides large-ticket financing and fee-
----------------
based programs covering a broad range of products and other financial services to the commercial and industrial markets in North America.

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

Discontinued Operations.  On January 14, 2000, the company sold its mortgage
------------------------
servicing business, Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the company to ABN AMRO North America. The company received approximately $484 million in cash at closing. Accordingly, operating results of AMIC have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Prior year results have been reclassified to conform to the current year presentation. In connection with the sale, the company recorded a loss of approximately $27.6 million (net of taxes of $18.4 million) for the year ended December 31, 1999. The transaction is subject to post-closing adjustments.

As part of the company's strategy to reduce the capital committed to asset-based financing, while increasing fee-based income, in 1998 the company sold its broker-oriented small-ticket leasing business to General Electric Capital Corporation (GECC), a subsidiary of General Electric Company. As part of the sale, the operations, employees and substantially all the assets of Colonial Pacific Leasing Corporation (CPLC) were transferred to GECC. The company received $790 million at closing, which approximates the book value of the net assets sold or otherwise disposed of and related transaction costs. Accordingly, operating results of CPLC have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Prior year results have been reclassified to conform to the current year presentation. In connection with this transaction, the company recorded a gain of approximately $3.7 million (net of taxes of $2.0 million) for the year ended December 31, 1999. This gain resulted from the settlement of post-closing adjustments in 1999 related to the sale, offset by the cost of settlement with regard to a dispute with GECC over certain assets that were included in the sale.

Support Services.  The company maintains extensive field service organizations
----------------
in the U.S. and certain other countries to provide support services to customers who have rented, leased or purchased equipment. Such support services, provided primarily on the basis of annual maintenance contracts, accounted for approximately 13 percent of revenue in 1999, 1998 and 1997.

Marketing.  The company's products and services are marketed through an
---------
extensive network of offices in the U.S. and through a number of subsidiaries and independent distributors and dealers in many countries throughout the world as well as through direct marketing, outbound telemarketing, and the Internet. The company sells to a variety of business, governmental, institutional and other organizations. It has a broad base of customers, and is not dependent upon any one customer or type of customer for a significant part of its business. The company does not have significant backlog or seasonality relating to its businesses.

Operations Outside the United States.  The company's manufacturing operations
------------------------------------
outside the U.S. are in the United Kingdom.

Competition.  The company has historically been a leading supplier of certain
-----------
products and services in its business segments, particularly postage meters and mailing machines.

However, all of its segments have strong competition from a number of companies. In particular, the company is facing competition in many countries for new placements from several postage meter and mailing machine suppliers, and its mailing systems products face competition from products and services offered as alternative means of message communications. P.B.M.S., a major provider of business support services to the corporate, financial services, and professional services markets, competes against national, regional and local firms specializing in facilities management. The company believes that its long experience and reputation for product quality, and its sales and support service organizations are important factors in influencing customer choices with respect to its products and services.

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

Research and Development/Patents.  The company has research and development
--------------------------------
programs that are directed towards developing new products and service methods. Expenditures on research and development totaled $108.9 million, $100.8 million, and $89.5 million in 1999, 1998 and 1997, respectively.

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

Environmental Regulation.  The company is subject to federal, state and local
------------------------
laws and regulations relating to the environment and is currently named as a member of various groups of potentially responsible parties in administrative or court proceedings. As we previously announced, in 1996 the Environmental Protection Agency (EPA) issued an administrative order directing the company to be part of a soil cleanup program at the Sarney Farm site in Amenia, New York. The site was operated as a landfill between the years 1968 and 1970 by parties unrelated to the company, and wastes from a number of industrial sources were disposed there. The company does not concede liability for the condition of the site, but is working with the EPA to identify, and then seek reimbursement from, other potentially responsible parties. Based on the facts presently known, we estimate the total cost of our remediation effort to be approximately $5 million. This amount has been recorded as a liability in the Consolidated Balance Sheet at December 31, 1999.

The administrative and court proceedings referred to above are in different states. It is difficult to estimate with any certainty the total cost of remediating, the timing or extent of remedial actions which may be required by governmental authorities. However, the company believes that the outcome of any current proceeding will not have a material adverse effect on its financial condition or results of operations.

Regulatory Matters. In January 2000, the U.S. Postal Service (U.S.P.S.) issued a
------------------
proposed schedule for the phaseout of manually reset electronic meters in the U.S. as follows:

 .    As of February 1, 2000, new placements of manually reset electronic meters are no longer permitted. Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements.

Based on the proposed schedule, the company believes that the phaseout of manually reset electronic meters will not cause a material adverse financial impact on the company.

As a result of the company's aggressive efforts to meet the U.S.P.S mechanical meter migration phaseout schedule combined with the company's ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represented less than 1% of the company's installed U.S. meter base at December 31, 1999, compared with 10% at December 31, 1998. At December 31, 1999, over 99% of the company's installed U.S. meter base was electronic or digital, compared with 90% at December 31, 1998. The company continues to work in close cooperation with the U.S.P.S. to convert those mechanical meter customers who have not migrated to digital or electronic meters.

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

 .    a Host specification

 .    a Vendor Infrastructure specification

During the period from May 1995 through December 31, 1999, the company has submitted extensive comments to a series of proposed IBIP specifications issued by the U.S.P.S. In July 1999, the U.S.P.S. issued the latest set of proposed specifications, entitled "Performance Criteria for Information Based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the IBI Performance Criteria). The company has submitted comments to the IBI Performance Criteria.

As of December 31, 1999, the company was in the process of finalizing the development of both PC and Internet versions of a product which satisfy the proposed IBI Performance Criteria. In March 2000, the company received approval from the U.S.P.S. for the commercial launch of the Internet version of this product, ClickStampTM Online. The PC version of this product is currently in the final phase of beta testing and is expected to be ready for market upon final approval from the U.S.P.S.

In June 1999, the company was served with a Civil Investigative Demand (CID) from the U.S. Justice Department's Antitrust Division. A CID is a tool used by the Antitrust Division for gathering information and documents. The company believes that the Justice Department may be reviewing the company's efforts to protect its intellectual property rights. The company believes it has complied fully with the antitrust laws and is cooperating fully with the department's investigation.

Employee Relations.  At December 31, 1999, 25,792 persons were employed by the
------------------
company in the U.S. and 4,836 outside the U.S. Employee relations are considered to be satisfactory. The majority of employees are not represented by any labor union. Management follows the policy of keeping employees informed of its decisions, and encourages and implements employee suggestions whenever practicable.

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

Mailing and Integrated Logistics.  Mailing and Integrated Logistics products are
--------------------------------
manufactured in a number of plants principally in Connecticut, as well as in Harlow, England. Most of these facilities are owned by the company. At December 31, 1999, there were 135 sales, support services, and finance offices, substantially all of which are leased, located throughout the U.S. and in a number of other countries.

Office Solutions.  The company's copier and facsimile systems businesses are
-----------------
both headquartered in Trumbull, Connecticut. The company's facilities management services subsidiary is headquartered in Stamford, Connecticut and leases 31 facilities located throughout the U.S., and a facility in Toronto, Ontario, Canada, and London, England.

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

Capital Services.   Pitney Bowes Credit Corporation (PBCC) leases an executive
----------------
and administrative office in Shelton, Connecticut, which is owned by Pitney Bowes Inc. There are eight leased regional and district sales offices located throughout the U.S.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

None.

Executive Officers of the Registrant
------------------------------------

                                                                                       Executive
                                                                                        Officer
Name                                  Age         Title                                  Since
----                                  ---         -----                                 -------
Michael J. Critelli                   51          Chairman and Chief                       1988
                                                  Executive Officer

Marc C. Breslawsky                    57          President and Chief                      1985
                                                  Operating Officer

Gregory E. Buoncontri                 52          Vice President and Chief Information     2000
                                                  Officer

Amy C. Corn                           46          Corporate Secretary and Senior           1996
                                                  Associate General Counsel

Meredith B. Fischer                   47          Vice President, Corporate Marketing      1996
                                                  and Chief Communications Officer

Karen M. Garrison                     51          President, Pitney Bowes Business         1999
                                                  Services

Mary Jo Green                         51          Vice President and Treasurer             1999

Suzanne N. Grey                       49          Vice President, Strategy Planning        1999
                                                  and New Business Development

Arlen F. Henock                       43          Vice President - Controller and          1996
                                                  Chief Tax Counsel

Luis A. Jimenez                       55          Vice President, Global Growth and        1999
                                                  Futures Strategy

Matthew S. Kissner                    45          President, Pitney Bowes Office           1997
                                                  Direct and Financial Solutions

Murray D. Martin                      52          President, Pitney Bowes                  1998
                                                  International

John N. D. Moody                      55          President, U.S. Mailing Systems          1997

Sara E. Moss                          53          Vice President and General Counsel       1996

Bruce P. Nolop                        49          Vice President and Chief                 2000
                                                  Financial Officer

Fred M. Purdue                        53          Vice President and General Manager,      1999
                                                  Business Reengineering

Murray L. Reichenstein                62          Vice President, E-Business and Chief     1996
                                                  Development Officer

Douglas A. Riggs                      55          Vice President and Chief Corporate       1988
(Retiring 3/31/00)                                Affairs Officer


Dennis M. Roney                       57          President, Pitney Bowes                  1998
                                                  Office Systems

Kathleen E. Synnott                   46          Vice President and General Manager,      1999
                                                  Customer Relationship Management

Johnna G. Torsone                     49          Vice President and Chief                 1993
                                                  Personnel Officer

Joseph E. Wall                        48          Vice President and Chief Technology      1996
                                                  Officer

There is no family relationship among the above officers, all of which have served in various corporate, division or subsidiary positions with the company for at least the past five years except G.E. Buoncontri, L.A. Jimenez, M.S. Kissner, S.E. Moss, B.P. Nolop, M.L. Reichenstein and J.E. Wall.

Mr. Buoncontri was formerly the Vice President, Information Technology and Chief Information Officer of Novartis Pharmaceuticals Corp. (merger of Sandoz and
Ciba Geigy). Prior to the merger, he also served as the Vice President, Information Systems and Chief Information Officer for Sandoz Pharmaceuticals Company. Mr. Buoncontri also served as Vice President, Information Management Services and Chief Information Officer of Asea Brown Boveri, Inc.

Mr. Jimenez joined the company from Arthur D. Little, an international management consulting company, with over 25 years of experience. Mr. Jimenez was appointed worldwide practice leader for postal organizations in 1990, Corporate Vice President in 1991, and served most recently on the firm's global board for telecommunications and media and as Manager of the Latin American practice.

Mr. Kissner, who was President, Pitney Bowes Credit Corporation since 1995, joined the company from Bankers Trust Company where he had been Managing Director since 1993. Mr. Kissner was also President, Pitney Bowes Financial Services since 1997 before assuming his duties as President, Pitney Bowes Office Direct and Financial Solutions.

Ms. Moss joined the company from the New York law firm of Howard, Darby & Levin, where she had been a Senior Partner since 1985. Before joining Howard, Darby & Levin, Ms. Moss was an Assistant United States Attorney in the Southern District of New York. Ms. Moss served as a law clerk for the Honorable Constance Baker Motley, United States District Judge, Southern District of New York.

Mr. Nolop joined the company from Wasserstein Perella & Co., an investment bank and one of Pitney Bowes' financial advisors, where he had served as managing director since 1993. Prior to joining Wasserstein Perella & Co., Mr. Nolop held senior positions with Goldman Sachs & Co., Kimberly-Clark Corporation and Morgan Stanley & Co.

Mr. Reichenstein, who was previously Vice President and Chief Financial Officer of Pitney Bowes Inc. since 1996, joined the company with over 31 years of experience with Ford Motor Company. During his time with Ford, Mr. Reichenstein held a variety of positions of increasing responsibility in the U.S. and Europe, including Director of Manufacturing Services, Vice President, Car Product Planning, and Chief Financial Officer, Ford Europe; Vice President & Controller of Ford Automotive Operations Worldwide; and Vice President & Controller of Ford Motor Company.

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

                                    PART II
                                    -------

Item 5.   Market for the Registrant's Common Stock and Related Stockholders'
          ------------------------------------------------------------------
          Matters
          -------

The sections entitled "Stock Exchanges" and "Stock Information" on page 70 of the Pitney Bowes Inc. 1999 Annual Report to Stockholders are incorporated herein by reference. At December 31, 1999, the company had 32,754 common stockholders of record.

Item 6.   Selected Financial Data
          -----------------------

The section entitled "Summary of Selected Financial Data" on page 47 of the Pitney Bowes Inc. 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 37 to 46 of the Pitney Bowes Inc. 1999 Annual Report to Stockholders is incorporated herein by reference, except for the section on page 46 relating to "Dividend Policy".

The section under "Legal, Environmental and Regulatory Matters" titled "Regulation" on page 45 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference as mentioned above should be read in conjunction with the discussion under "Regulatory Matters" in Part I, Item 1 on page 5 of this Annual Report on Form 10-K.

The company wants to caution readers that any forward-looking statements (those which talk about the company's or management's current expectations as to the future) in this Form 10-K or made by company management involve risks and uncertainties which may change based on various important factors. Words such as "estimate", "project", "plan", "believe", "expect" and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

 .    changes in postal regulations
 .    timely development and acceptance of new products
 .    success in gaining product approval in new markets where regulatory approval is required
 .    successful entry into new markets
 .    mailers' utilization of alternative means of communication or competitors'
     products
 .    our success at managing customer credit risk
 .    changes in interest rates

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

The section entitled "Market Risk" on page 44 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 20, 2000, appearing on pages 48 to 69 of the Pitney Bowes Inc. 1999 Annual Report to Stockholders are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

None.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

Except for information regarding the company's executive officers (see "Executive Officers of the Registrant" on page 7 of this Form 10-K), the information called for by this Item is incorporated herein by reference to the sections entitled "Election of Directors", "How much stock is owned by directors, nominees and executive officers?" and "Security Ownership" on pages 6 to 7 and 3 to 4 of the Pitney Bowes Inc. Notice of the 2000 Annual Meeting and Proxy Statement.

Item 11.  Executive Compensation
          ----------------------

The sections entitled "Directors' Compensation", "Executive Officer Compensation", "Severance and Change of Control Arrangements" and "Pension Benefits" on pages 9 to 14, and 16 to 18 of the Pitney Bowes Inc. Notice of the 2000 Annual Meeting and Proxy Statement are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The section entitled "How much stock is owned by directors, nominees and executive officers?" and "Security Ownership" on pages 3 to 4 of the Pitney Bowes Inc. Notice of the 2000 Annual Meeting and Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

None.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)  1.   Financial statements - see Item 8 on page 9 and "Index to Financial
          Schedules" on page 17.

     2. Financial statement schedules - see "Index to Financial Schedules" on page 17.

     3.   Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Reg. S-K                                                    Status or Incorporation
Exhibits                 Description                               by Reference
--------       -------------------------------    -----------------------------------------------
(3)(a)         Restated Certificate of            Incorporated by reference to Exhibit (3a) to
               Incorporation, as amended          Form 10-K as filed with the Commission on March
                                                  30, 1993 (Commission file number 1-3579)

   (a.1)       Certificate of Amendment to the    Incorporated by reference to Exhibit (a.1) to
               Restated Certificate of            Form 10-K as filed with the Commission on March
               Incorporation (as amended May      27, 1998. (Commission file number 1-3579)
               29, 1996)

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

(4)(a)         Form of Indenture dated as of      Incorporated by reference to Exhibit (4a) to
               November 15, 1987 between the      Form 10-K as filed with the Commission on March
               company and Chemical Bank, as      24, 1988. (Commission file number 1-3579)
               Trustee

   (b)         Form of Debt Securities            Incorporated by reference to Exhibit (4b) to
                                                  Form 10-K as filed with the Commission on March
                                                  24, 1988. (Commission file number 1-3579)

   (c)         Form of First Supplemental         Incorporated by reference to Exhibit (1) to
               Indenture dated as of June 1,      Form 8-K as filed with the Commission on June
               1989 between the company and       16, 1989. (Commission file number 1-3579)
               Chemical Bank, as Trustee

   (d)         Form of Indenture dated as of      Incorporated by reference to Exhibit (4.1) to
               April 15, 1990 between the         Registration Statement on Form S-3 (No.
               company and Chemical Bank, as      33-33948) as filed with the Commission on March
               successor to Manufacturers         28, 1990.
               Hanover Trust Company, as
               Trustee

   (e)         Forms of Debt Securities           Incorporated by reference to Exhibit (4) to
                                                  Form 10-Q as filed with the Commission on May
                                                  14, 1990. (Commission file number 1-3579)

   (f)         Form of Indenture dated as of           Incorporated by reference to Exhibit (4a) to
               May 1, 1985 between Pitney Bowes        Registration Statement on Form S-3 (No.
               Credit Corporation and Bankers          2-97411) as filed with the Commission on May 1,
               Trust Company, as Trustee               1985.

   (g)         Letter Agreement between Pitney         Incorporated by reference to Exhibit (4b) to
               Bowes Inc. and Bankers Trust            Registration Statement on Form S-3 (No.
               Company, as Trustee                     2-97411) as filed with the Commission on May 1,
                                                       1985.

   (h)         Form of First Supplemental              Incorporated by reference to Exhibit (4b) to
               Indenture dated as of December          Registration Statement on Form S-3 (No.
               1, 1986 between Pitney Bowes            33-10766) as filed with the Commission on
               Credit Corporation and Bankers          December 12, 1986.
               Trust Company, as Trustee

   (i)         Form of Second Supplemental             Incorporated by reference to Exhibit (4c) to
               Indenture dated as of February          Registration Statement on Form S-3 (No.
               15, 1989 between Pitney Bowes           33-27244) as filed with the Commission on
               Credit Corporation and Bankers          February 24, 1989.
               Trust Company, as Trustee

   (j)         Form of Third Supplemental              Incorporated by reference to Exhibit (1) to
               Indenture dated as of May 1,            Form 8-K as filed with the Commission on May
               1989 between Pitney Bowes Credit        16, 1989. (Commission file number 1-3579)
               Corporation and Bankers Trust
               Company, as Trustee

   (k)         Indenture dated as of November          Incorporated by reference to Exhibit (4a) to
               1, 1995 between the company and         Amendment No. 1 to Registration Statement on
               Chemical Bank, as Trustee               Form S-3 (No. 33-62485) as filed with the
                                                       Commission on November 2, 1995.

   (l)         Preference Share Purchase Rights        Incorporated by reference to Exhibit (4) to
               Agreement dated December 11,            Form 8-K as filed with the Commission on March
               1995 between the company and            13, 1996.  (Commission file number 1-3579)
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

Executive Compensation Plans:
----------------------------

(10)(a)    Retirement Plan for Directors      Incorporated by reference to
           of Pitney Bowes Inc.               Exhibit (10a) to Form 10-K
                                              as filed with the Commission on
                                              March 30, 1993. (Commission file
                                              number 1-3579)

   (b)     Pitney Bowes Inc. Directors'       Incorporated by reference to
           Stock Plan  (as amended and        Exhibit (i) to Form 10-K as filed
           restated 1997)                     with the Commission on March 31,
                                              1997. (Commission file number 1-
                                              3579)

   (b.1)   Pitney Bowes Inc. Directors'       Exhibit (i)
           Stock Plan  (as amended and
           restated 1999)

   (c)     Pitney Bowes 1991 Stock Plan       Incorporated by reference to
                                              Exhibit (10b) to Form 10-K as
                                              filed with the Commission on March
                                              25, 1992. (Commission file number
                                              1-3579)

   (c.1)   First Amendment to Pitney          Incorporated by reference to
           Bowes 1991 Stock Plan              Exhibit (ii) to Form 10-K as filed
                                              with the Commission on March 31,
                                              1997. (Commission file 1-3579)

   (c.2)   Second Amendment to Pitney         Incorporated by reference to
           Bowes 1991 Stock Plan              Exhibit (i) to Form 10-Q as filed
                                              with the Commission on November
                                              13, 1997. (Commission file number
                                              1-3579)

   (c.3)   Pitney Bowes 1991 Stock Plan       Incorporated by reference to
           (as amended and restated)          Exhibit (10) to Form 10-Q as filed
                                              with the Commission on May 14,
                                              1998. (Commission file number 1-
                                              3579)


   (c.4)   Pitney Bowes 1998 Stock Plan (as   Exhibit (ii)
           amended and restated )


   (d)     Pitney Bowes Inc. Key Employees'   Incorporated by reference to
           Incentive Plan (as amended and     Exhibit (10c) to Form 10-K as
           restated)                          filed with the Commission on March
                                              25, 1992. (Commission file number
                                              1-3579)

   (d.1)   First Amendment to Pitney          Incorporated by reference to
           Bowes Inc. Key Employees'          Exhibit (iii) to Form 10-K as
           Incentive Plan (as amended and     filed with the Commission on March
           restated June 10, 1991)            31, 1997. (Commission file number
                                              1-3579)


   (e)     1979 Pitney Bowes Stock Option     Incorporated by reference to
           Plan (as amended and restated)     Exhibit (10d) to Form 10-K as
                                              filed with the Commission on March
                                              25, 1992. (Commission file number
                                              1-3579)

   (f)  Pitney Bowes Severance Plan, as    Incorporated by reference to Exhibit
        amended, dated December 12, 1988   (10) to Form 10-K as filed with the
                                           Commission on March 23, 1989.
                                           (Commission file number 1-3579)

   (g)  Pitney Bowes Executive Severance   Incorporated by reference to Exhibit
        Policy, adopted December 11, 1995  (10h) to Form 10-K as filed with the
                                           Commission on April 1, 1996.
                                           (Commission file number 1-3579)

    (h)     Pitney Bowes Inc. Deferred          Incorporated by reference to
            Incentive Savings Plan              Exhibit (i) to Form 10-Q as
            for the Board of Directors          filed with the Commission on
                                                May 15, 1997. (Commission
                                                file number 1-3579)

    (h.1)   Pitney Bowes Inc. Deferred          Exhibit (iii)
            Incentive Savings Plan for the
            Board of Directors (as amended
            and restated 1999)

    (i)     Pitney Bowes Inc. Deferred          Incorporated by reference to
            Incentive Savings Plan              Exhibit (v) to Form 10-K as
                                                filed with the Commission on
                                                March 31, 1997. (Commission file
                                                number 1-3579)

    (j)     Pitney Bowes U.K. Stock Option      Exhibit (iv)
            Plan (as amended and restated
            1999)

(12)        Computation of ratio of earnings    Exhibit (v)
            to fixed charges

(13)        Portions of annual report to        Exhibit (vi)
            security holders

(21)        Subsidiaries of the registrant      Exhibit (vii)

(23)        Consent of experts and counsel      Exhibit (viii)

(27)        Financial Data Schedule             Exhibit (ix)

    (b) On January 31, 2000, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated January 27, 2000.

            On December 10, 1999, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the restated financial statements (Form 10-K for the year ended December 31, 1998 and Form 10-Q for the quarter ended March 31, 1999 reflecting Atlantic Mortgage & Investment Corporation (AMIC) as a discontinued operation).

            On November 24, 1999, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated November 19, 1999.

            On October 22, 1999, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated October 19, 1999.

            On November 22, 1999, PBCC filed a current report on Form 8-K pursuant to Item 5 thereof, reporting a definitive agreement between PBCC and ABN AMRO North America, a subsidiary of ABN AMRO Bank N.V., for the sale of AMIC dated November 19, 1999.

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

                              Pitney Bowes Inc.



                              By /s/ Michael J. Critelli
                                 -----------------------
                              (Michael J. Critelli)
                              Chairman and Chief
                              Executive Officer

                              Date March 30, 2000
                                   ---------------------

                                  SIGNATURES
                                  ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                  Title                          Date
---------                  -----                          ----

/s/ Michael J. Critelli    Chairman and Chief             March 30, 2000
-------------------------  Executive Officer - Director   --------------
Michael J. Critelli


/s/ Marc C. Breslawsky     President and Chief            March 30, 2000
-------------------------  Operating Officer - Director   --------------
Marc C. Breslawsky


/s/ Bruce P. Nolop         Vice President and Chief       March 30, 2000
-------------------------  Financial Officer (principal   --------------
Bruce P. Nolop             financial officer)


/s/ Arlen F. Henock        Vice President - Controller    March 30, 2000
-------------------------  and Chief Tax Counsel          --------------
Arlen F. Henock            (principal accounting
                           officer)


/s/ Linda G. Alvarado      Director                       March 30, 2000
-------------------------                                 --------------
Linda G. Alvarado


/s/ William E. Butler      Director                       March 30, 2000
-------------------------                                 --------------
William E. Butler


/s/ Colin G. Campbell      Director                       March 30, 2000
-------------------------                                 --------------
Colin G. Campbell


/s/ Jessica P. Einhorn     Director                       March 30, 2000
-------------------------                                 --------------
Jessica P. Einhorn


/s/ Ernie Green            Director                       March 30, 2000
-------------------------                                 --------------
Ernie Green


/s/ Herbert L. Henkel      Director                       March 30, 2000
-------------------------                                 --------------
Herbert L. Henkel


/s/ James H. Keyes         Director                       March 30, 2000
-------------------------                                 --------------
James H. Keyes


/s/ Michael I. Roth        Director                       March 30, 2000
-------------------------                                 --------------
Michael I. Roth


/s/ Phyllis S. Sewell      Director                       March 30, 2000
-------------------------                                 --------------
Phyllis S. Sewell

                          INDEX TO FINANCIAL SCHEDULES
                          ----------------------------

The financial schedules should be read in conjunction with the financial statements in the Pitney Bowes Inc. 1999 Annual Report to Stockholders. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Also, separate financial statements of less than 100 percent owned companies, which are accounted for by the equity method, have been omitted because they do not constitute significant subsidiaries.


                                                            Page
                                                            ----
Pitney Bowes Inc.:

    Report of independent accountants on financial
    statement schedule                                       18

    Financial statement schedule for the years 1997 - 1999:

         Valuation and qualifying accounts and
         reserves (Schedule II)                              19

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


  To the Board of Directors
  of Pitney Bowes Inc.:

  Our audits of the consolidated financial statements referred to in our report dated January 20, 2000 appearing on page 69 of the Pitney Bowes Inc. 1999 Annual Report to Stockholders (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



  PricewaterhouseCoopers LLP

  Stamford, Connecticut
  January 20, 2000

                               PITNEY BOWES INC.

                     SCHEDULE II - VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES

                 FOR THE YEARS ENDED DECEMBER 31, 1997 TO 1999

(Dollars in thousands)

                                       Additions
                      Balance at       charged to                     Balance
                     Beginning of      costs and                       at end
Description             year           expenses       Deductions       of year
-----------          ------------      ---------      ----------       -------

Allowance for doubtful accounts
-------------------------------

1999                      $24,665        $8,668       $4,617  (1)       $28,716
1998                      $21,129        $9,872       $6,336  (1)       $24,665
1997                      $16,160        $9,269       $4,300  (1)       $21,129

Allowance for credit losses on finance receivables
--------------------------------------------------

1999                     $130,775       $67,257      $93,311  (1)(2)   $104,721
1998                     $132,308       $73,142      $74,675  (1)(2)   $130,775
1997                     $113,737       $85,628      $67,057  (1)      $132,308

Valuation allowance for deferred tax asset (3)
------------------------------------------

1999                      $39,872        $  586       $5,015            $35,443
1998                      $41,301        $2,189       $3,618            $39,872
1997                      $46,601        $1,233       $6,533            $41,301

(1)  Principally uncollectible accounts written off.
(2) Amounts include the write-off of finance receivables retained in connection with the disposal of our small-ticket external leasing business against previously estabished allowance for credit losses recorded at the time of disposal of this business in 1998.
(3)  Included in balance sheet as a liability.