Form 10-Q
period 2000-03-31
PITNEY BOWES INC /DE/
filed 2000-05-12
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q




 X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE  SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                   OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of common stock, $1 par value, outstanding as of April 30, 2000 is 257,738,910.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2000
Page 2


                                Pitney Bowes Inc.
                                     Index
                                -----------------

                                                                     Page Number
                                                                     -----------

Part I - Financial Information

   Item 1:   Financial Statements

     Consolidated Statements of Income - Three Months
       Ended March 31, 2000 and 1999..............................        3

     Consolidated Balance Sheets - March 31, 2000
       and December 31, 1999......................................        4

     Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 2000 and 1999.................        5

     Notes to Consolidated Financial Statements...................   6 - 10

   Item 2:   Management's Discussion and Analysis of
              Financial Condition and
              Results of Operations...............................  11 - 17

Part II - Other Information

   Item 1:  Legal Proceedings.....................................       17

   Item 5:  Other Information.....................................       18

   Item 6:  Exhibits and Reports on Form 8-K......................       18

Signatures........................................................       19

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2000
Page 3


                         Part I - Financial Information

Item 1. Financial Statements.

                                Pitney Bowes Inc.
                        Consolidated Statements of Income
                                   (Unaudited)
                        ---------------------------------

(Dollars in thousands, except per share data)
                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                           2000            1999
                                                  -------------  --------------
Revenue from:
  Sales......................................      $    520,042   $     510,382
  Rentals and financing......................           436,166         405,725
  Support services...........................           145,759         133,217
                                                  -------------  --------------

    Total revenue............................         1,101,967       1,049,324
                                                  -------------  --------------

Costs and expenses:
  Cost of sales..............................           300,833         296,719
  Cost of rentals and financing..............           121,611         110,933
  Selling, service and administrative........           378,313         361,028
  Research and development...................            29,511          25,904
  Interest, net..............................            47,162          45,500
                                                  -------------  --------------

    Total costs and expenses.................           877,430         840,084
                                                  -------------  --------------

Income from continuing operations before
  income taxes...............................           224,537         209,240
Provision for income taxes...................            72,984          70,669
                                                  -------------  --------------
Income from continuing operations............           151,553         138,571
Income from discontinued operations (Note 2).                 -           3,700
                                                  -------------  --------------
Net income...................................      $    151,553   $     142,271
                                                  =============  ==============

Basic earnings per share: ...................
  Continuing operations......................      $        .58   $         .52
  Discontinued operations....................                 -             .01
                                                  -------------  --------------
  Net income.................................      $        .58   $         .53
                                                  =============  ==============

Diluted earnings per share: .................
  Continuing operations......................      $        .57   $         .51
  Discontinued operations....................                 -             .01
                                                  -------------  --------------
  Net income.................................      $        .57   $         .52
                                                  =============  ==============

Dividends declared per share of
  common stock...............................      $       .285   $        .255
                                                  =============  ==============


Ratio of earnings to fixed charges...........              4.42            4.40
                                                  =============  ==============
Ratio of earnings to fixed
  charges excluding minority interest........              4.72            4.69
                                                  =============  ==============

                    See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2000
Page 4
                                Pitney Bowes Inc.
                           Consolidated Balance Sheets
                           ---------------------------

(Dollars in thousands, except share data)               March 31,    December 31,
                                                             2000            1999
                                                      ------------   ------------
Assets                                                 (unaudited)
------

Current assets:
  Cash and cash equivalents........................   $   219,063     $   254,270
  Short-term investments, at cost which
    approximates market............................        19,126           2,414
  Accounts receivable, less allowances:
    3/00, $25,443; 12/99, $28,716..................       423,192         432,224
  Finance receivables, less allowances:
    3/00, $43,034; 12/99, $48,056..................     1,617,858       1,779,696
  Inventories (Note 3).............................       262,595         257,452
  Other current assets and prepayments.............       152,870         128,662
  Net assets of discontinued operations............             -         487,856
                                                      -----------     -----------

    Total current assets...........................     2,694,704       3,342,574

Property, plant and equipment, net (Note 4)........       484,812         484,181
Rental equipment and related
  inventories, net (Note 4)........................       797,301         810,788
Property leased under capital
  leases, net (Note 4).............................         2,800          11,140
Long-term finance receivables, less allowances:
  3/00, $59,089; 12/99, $56,665....................     2,010,562       1,907,431
Investment in leveraged leases.....................       987,297         969,589
Goodwill, net of amortization:
  3/00, $56,628; 12/99, $54,848....................       229,180         226,764
Other assets.......................................       612,005         470,205
                                                      -----------     -----------
Total assets.......................................   $ 7,818,661     $ 8,222,672
                                                      ===========     ===========

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
  Accounts payable and
    accrued liabilities............................   $   903,565     $   915,826
  Income taxes payable.............................       265,275         255,201
  Notes payable and current portion of
    long-term obligations..........................       974,370       1,320,332
  Advance billings.................................       380,620         381,405
                                                      -----------     -----------
    Total current liabilities......................     2,523,830       2,872,764

Deferred taxes on income...........................     1,122,865       1,082,019
Long-term debt (Note 5)............................     2,037,860       1,997,856
Other noncurrent liabilities.......................       331,985         334,423
                                                      -----------     -----------
    Total liabilities..............................     6,016,540       6,287,062

Preferred stockholders' equity in a
  subsidiary company...............................       310,000         310,000

Stockholders' equity:
  Cumulative preferred stock, $50 par
    value, 4% convertible..........................            29              29
  Cumulative preference stock, no par
    value, $2.12 convertible.......................         1,809           1,841
  Common stock, $1 par value.......................       323,338         323,338
  Capital in excess of par value...................        13,479          17,382
  Retained earnings................................     3,513,693       3,437,185
  Accumulated other comprehensive income (Note 7)..       (91,805)        (93,015)
  Treasury stock, at cost..........................    (2,268,422)     (2,061,150)
                                                      -----------     -----------

    Total stockholders' equity.....................     1,492,121       1,625,610
                                                      -----------     -----------

Total liabilities and stockholders' equity.........   $ 7,818,661     $ 8,222,672
                                                      ===========     ===========

                    See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2000
Page 5

                                Pitney Bowes Inc.
                      Consolidated Statements of Cash Flows
                                  (Unaudited)
                      -------------------------------------
(Dollars in thousands)                                                 Three Months Ended March 31,
                                                                       ----------------------------
                                                                             2000             1999*
                                                                      -----------       -----------
Cash flows from operating activities:
  Net income.......................................................   $   151,553       $   142,271
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization................................        78,588            99,418
      Increase in deferred taxes on income.........................        36,454            27,417
      Pension plan investment......................................             -           (67,000)
      Change in assets and liabilities:
        Accounts receivable........................................         7,652           (37,868)
        Net investment in internal finance receivables.............        16,765             6,962
        Inventories................................................        (5,863)            5,816
        Other current assets and prepayments.......................       (25,155)           (1,237)
        Accounts payable and accrued liabilities...................       (44,117)            3,350
        Income taxes payable.......................................        13,810            30,016
        Advance billings...........................................        (1,500)           24,243
        Other, net.................................................       (12,108)          (22,858)
                                                                      -----------       -----------

        Net cash provided by operating activities..................       216,079           210,530
                                                                      -----------       -----------

Cash flows from investing activities:
  Short-term investments...........................................       (16,682)            1,636
  Net investment in fixed assets...................................       (52,490)          (91,797)
  Net investment in finance receivables............................       (33,726)          (54,084)
  Net investment in capital and mortgage services..................        74,373           (55,388)
  Investment in leveraged leases...................................       (18,159)          (12,950)
  Investment in mortgage servicing rights..........................             -            (7,380)
  Proceeds and cash receipts from the sale of discontinued
   operations......................................................       512,780                 -
  Net investment in insurance contracts............................      (131,548)            3,313
  Other investing activities.......................................         6,148            (4,789)
                                                                      -----------       -----------

        Net cash provided by (used in) investing activities........       340,696          (221,439)
                                                                      -----------       -----------

Cash flows from financing activities:
  (Decrease) increase in notes payable, net........................      (343,659)          225,011
  Proceeds from long-term obligations..............................        45,181             1,633
  Principal payments on long-term obligations......................        (5,970)           (6,008)
  Proceeds from issuance of stock..................................         7,084             7,105
  Stock repurchases................................................      (218,291)         (142,437)
  Dividends paid...................................................       (75,045)          (69,164)
                                                                      -----------       -----------

        Net cash (used in) provided by financing activities........      (590,700)           16,140
                                                                      -----------       -----------

Effect of exchange rate changes on cash............................        (1,282)           (1,228)
                                                                      -----------       -----------

(Decrease) increase in cash and cash equivalents...................       (35,207)            4,003

Cash and cash equivalents at beginning of period...................       254,270           125,684
                                                                      -----------       -----------

Cash and cash equivalents at end of period.........................   $   219,063       $   129,687
                                                                      ===========       ===========

Interest paid......................................................   $    63,594       $    54,483
                                                                      ===========       ===========

Income taxes paid, net.............................................   $    17,753       $    18,567
                                                                      ===========       ===========

* Certain prior year amounts have been reclassified to conform with the 2000 presentation

                    See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2000
Page 6


                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
------

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at March 31, 2000 and December 31, 1999, and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999 have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 1999 Annual Report to Stockholders on Form 10-K.


Note 2:
------

   On January 14, 2000, the company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the company to ABN AMRO North America. The company received approximately $484 million in cash at closing. The transaction is subject to post-closing adjustments.

   Revenue of AMIC was $32.5 million for the three months ended March 31, 1999. Net interest expense allocated to AMIC's discontinued operations was $1.8 million for the three months ended March 31, 1999. Interest has been allocated based on AMIC's net intercompany borrowing levels with Pitney Bowes Credit Corporation (PBCC), a wholly-owned subsidiary of the company, charged at PBCC's weighted average borrowing rate, offset by the interest savings PBCC realizes due to borrowings against AMIC's escrow deposits as opposed to regular commercial paper borrowings.

   Operating results have been segregated and reported as discontinued operations in the Consolidated Statement of Income for the three months ended March 31, 1999. Net assets of discontinued operations have been separately classified in the Consolidated Balance Sheet at December 31, 1999. Cash flow impacts of discontinued operations have not been segregated in the Consolidated Statement of Cash Flows for the three months ended March 31, 1999.


Note 3:
------

  Inventories are comprised of the following:

  (Dollars in thousands)                                  March 31,     December 31,
                                                               2000             1999
                                                        -----------     ------------
  Raw materials and work in process..........           $    42,811     $     41,149
  Supplies and service parts.................               121,442          122,726
  Finished products..........................                98,342           93,577
                                                        -----------     ------------

  Total......................................           $   262,595     $    257,452
                                                        ===========     ============


Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2000
Page 7


Note 4:
------

  Fixed assets are comprised of the following:

  (Dollars in thousands)                                 March 31,      December 31,
                                                              2000              1999
                                                      ------------      ------------
  Property, plant and equipment...................    $  1,200,383      $  1,187,198
  Accumulated depreciation........................        (715,571)         (703,017)
                                                      ------------      ------------

  Property, plant and equipment, net..............    $    484,812      $    484,181
                                                      ============      ============

  Rental equipment and related inventories........    $  1,595,261      $  1,706,306
  Accumulated depreciation........................        (797,960)         (895,518)
                                                      ------------      ------------

  Rental equipment and related inventories, net...    $    797,301      $    810,788
                                                      ============      ============

  Property leased under capital leases............    $     19,059      $     27,217
  Accumulated amortization........................         (16,259)          (16,077)
                                                      ------------      ------------

  Property leased under capital leases, net.......    $      2,800      $     11,140
                                                      ============      ============

In connection with the U.S.P.S. meter migration, the company has written off fully depreciated rental equipment in the first quarter of 2000.


Note 5:
------

The company has a medium-term note facility, which was established as part of the company's shelf registrations, permitting issuances of up to $500 million in debt securities with a minimum maturity of nine months, of which $300 million remained available at March 31, 2000.

On April 19, 2000, certain partnerships controlled by affiliates of PBCC issued a total of $134 million of Series A and Series B Secured Fixed Rate Senior Notes (the notes). The notes are due in 2003 and bear interest at 7.443 percent. The proceeds from the notes were used to purchase subordinated debt obligations from the company (PBI Obligations). The PBI Obligations have a principal amount of $134 million and are due in 2010. The PBI Obligations bear interest at 8.073 percent for the first three years and reset in May 2003 and each third anniversary of the first reset date.

On March 31, 2000, PBCC issued $43.3 million of 7.515 percent Senior Notes to various holders maturing on January 10, 2012.

PBCC has $625 million of unissued debt securities available at March 31, 2000 from a shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 1998. As part of this shelf registration statement in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D, of which $375 million remained available at March 31, 2000.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2000
Page 8


Note 6:
------

A reconciliation of the basic and diluted earnings per share computations for income from continuing operations for the three months ended March 31, 2000 and 1999 is as follows (in thousands, except per share data):

                                      2000                          1999
                           ---------------------------  ----------------------------

                                                   Per                           Per
                                Income   Shares  Share       Income   Shares   Share
   ---------------------------------------------------  ----------------------------
   Income from continuing     $151,553                    $ 138,571
     operations

   Less:
    Preferred stock
     dividends                       -                            -
    Preference stock
     dividends                     (35)                         (39)
   ---------------------------------------------------  ----------------------------

   Basic earnings per
    share                     $151,518  263,061  $ .58    $ 138,532  269,789   $ .52
   ---------------------------------------------------  ----------------------------

   Effect of dilutive
    securities:
   Preferred stock                   -       14                   -       17
   Preference stock                 35    1,078                  39    1,179
   Stock options                          1,736                        3,533
   Other                                    145                          444
   ---------------------------------------------------  ----------------------------

   Diluted earnings per
    share                     $151,553  266,034  $ .57    $ 138,571  274,962   $ .51
   ===================================================  ============================


Note 7:
------

Comprehensive income for the three months ended March 31, 2000 and 1999 was as follows:

(Dollars in thousands)

                                                            2000             1999
                                                        --------         --------
   Net income..................................         $151,553         $142,271
   Other comprehensive income:
    Foreign currency translation adjustments...            1,210             (448)
                                                        --------         --------

   Comprehensive income........................         $152,763         $141,823
                                                        ========         ========

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2000
Page 9


Note 8:
------

Revenue and operating profit by business segment for the three months ended March 31, 2000 and 1999 were as follows:

(Dollars in thousands)                                    2000            1999
                                                   -----------     -----------
Revenue:
   Mailing and Integrated Logistics (MAIL).....    $   741,841     $   698,629
   Office Solutions............................        323,989         314,580
                                                   -----------     -----------

   MAIL and Office Solutions...................      1,065,830       1,013,209

   Capital Services............................         36,137          36,115
                                                   -----------     -----------

Total revenue..................................    $ 1,101,967     $ 1,049,324
                                                   ===========     ===========


Operating Profit: (1)
   Mailing and Integrated Logistics............    $   196,104     $   171,343 (2)
   Office Solutions............................         52,992          58,545
                                                   -----------     -----------

   MAIL and Office Solutions...................        249,096         229,888

   Capital Services............................          8,561           8,182
                                                   -----------     -----------

Total operating profit.........................    $   257,657     $   238,070


Unallocated amounts:
   Net interest (corporate interest expense,
    net of intercompany transactions)..........        (14,795)        (10,761)
   Corporate expense.........................          (18,325)        (18,069)(2)
                                                   -----------     -----------

Income from continuing operations before
 income taxes..................................    $   224,537     $   209,240
                                                   ===========     ===========

(1) Operating profit excludes general corporate expenses, income taxes and net interest other than that related to finance operations.

(2) Prior year amounts have been reclassified to conform with the current year presentation.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2000
Page 10


Note 9:
------

In June 1999, Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," was issued. This statement defers the effective date of SFAS No. 133 one year (January 1, 2001 for the company). SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. The company is currently evaluating the impact of this statement.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," summarizing certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This guidance is provided due, in part, to the large number of revenue recognition issues that SEC registrants encounter. Although the company believes it is in compliance with this guidance in all material respects, the company is currently evaluating its current revenue recognition policies to determine the impact of SAB No. 101. SAB No. 101 is effective for the second quarter of 2000.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2000
Page 11


Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
          -------------------------------------------------


Results of  Continuing  Operations - first  quarter of 2000 vs. first quarter of
--------------------------------------------------------------------------------
1999
----

Revenue increased five percent for the first quarter of 2000 to $1,102.0 million compared with $1,049.3 million for the first quarter of 1999. Revenue for the first quarter of 1999 includes revenues associated with the United States Postal Service (U.S.P.S.) mechanical meter migration and sale of PROM (memory) chips and scale charts associated with the U.S.P.S. rate increase. Excluding these revenues, revenue increased eight percent for the first quarter of 2000. Income from continuing operations increased nine percent to $151.6 million from $138.6 million for the same period in 1999. Diluted earnings per share from continuing operations grew to 57 cents, a 13.1 percent increase from the first quarter of 1999.

First quarter 2000 revenue included $520.0 million from sales, up two percent from $510.4 million in the first quarter of 1999; $436.2 million from rentals and financing, up eight percent from $405.7 million; and $145.8 million from support services, up nine percent from $133.2 million.

The Mailing and Integrated Logistics Segment includes revenues and related expenses from the rental, sale and financing of mailing and shipping equipment, related supplies and service, and software. During the first quarter of 2000, revenue grew six percent and operating profit increased 14 percent. Operating profit growth was due primarily to improved sales margins. Excluding first quarter 1999 revenues associated with the U.S.P.S mechanical meter migration and PROM revenue associated with the U.S.P.S. rate increase, revenue grew 10 percent for the first quarter of 2000. Contributors to growth included: strong demand for vendor-inclusive shipping and logistics systems driven by marketing and e-commerce activity and mail creation products, such as the one-to-one marketing mail preparation system, DocumatchTM, and the address correction and postal formatting software, SmartMailerTM. In addition, international operations had double-digit revenue and operating profit growth as the company continues to benefit from meter migration mandates related to the Euro conversion in Germany and the transition to electronic and digital metering technology in the United Kingdom and Canada.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2000
Page 12


The Office Solutions Segment includes Pitney Bowes Office Systems and Pitney Bowes Management Services. During the first quarter of 2000, revenue grew three percent while operating profit decreased nine percent. During the quarter, Office Systems' revenue grew three percent while operating profit declined. Operating profit was negatively impacted by an increase in the value of the yen, the higher costs of digital equipment, and margin impacts associated with the transition to a rental revenue model for large national accounts in the copier business.

Pitney Bowes Management Services' revenue grew three percent as the company pursued its strategy of disciplined, profitable expansion, while providing superior customer service. These efforts, in conjunction with improved operating efficiencies, resulted in strong double-digit operating profit growth.

The Capital Services Segment includes primarily asset- and fee-based income generated by large ticket external assets. During the quarter, revenue remained flat and operating profit increased five percent. The revenue base of Capital Services is expected to remain flat or decline as the company continues its strategic shift to fee-based income opportunities resulting in a lower revenue generating asset base.

Cost of sales decreased to 57.8 percent of sales revenue in the first quarter of 2000 compared with 58.1 percent in the first quarter of 1999. This was due primarily to lower product costs resulting from productivity improvements in manufacturing processes and increased sales of higher margin software-based logistics and mail creation products.

Cost of rentals and financing increased to 27.9 percent of related revenues in the first quarter of 2000 compared with 27.3 percent in the first quarter of 1999. This was due mainly to higher depreciation expense from increased placements of digital and electronic meters and increased costs associated with new products at Financial Services.

Selling, service and administrative expenses were 34.3 percent of revenue in the first quarter of 2000 compared with 34.4 percent in the first quarter of 1999. This improvement was due primarily to the company's continued emphasis on controlling operating expenses partially offset by costs for Internet, enterprise-wide resource planning and other new business initiatives.

Research and development expenses increased 13.9 percent to $29.5 million in the first quarter of 2000 compared with $25.9 million in 1999. The increase reflects the company's continued commitment to developing new technologies and other mailing and software products.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2000
Page 13


Net interest expense increased to $47.2 million in the first quarter of 2000 from $45.5 million in the first quarter of 1999. The increase is due mainly to interest associated with borrowings to fund the share repurchase program.

The effective tax rate for the first quarter of 2000 was 32.5 percent compared with 33.8 percent in the first quarter of 1999. The decrease in the effective tax rate reflects continued tax benefits from partnership leasing transactions and lower taxes attributable to international sourced income.

Income from continuing operations and diluted earnings per share from continuing operations increased 9.4 percent and 13.1 percent, respectively, compared to the first quarter of 1999 due to the factors discussed above. The reason for the increase in diluted earnings per share outpacing the increase in income from continuing operations was the company's share repurchase program.

Discontinued Operations
-----------------------

On January 14, 2000, the company sold Atlantic Mortgage & Investment Corporation
(AMIC), a wholly-owned subsidiary of the company to ABN AMRO North America. The company received approximately $484 million in cash at closing. The transaction is subject to post-closing adjustments. See Note 2 to the consolidated financial statements.

Accounting Pronouncements
-------------------------

In June 1999, Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," was issued. This statement defers the effective date of SFAS No. 133 one year (January 1, 2001 for the company). SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains and losses depends on the intended use of the derivative and the resulting designation. The company is currently evaluating the impact of this statement.

In December  1999, the  Securities  and Exchange  Commission  (SEC) issued Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," summarizing certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This guidance is provided due, in part, to the large number of revenue recognition issues that SEC registrants encounter.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2000
Page 14


Although the company believes it is in compliance with this guidance in all material respects, the company is currently evaluating its current revenue recognition policies to determine the impact of SAB No. 101. SAB No. 101 is effective for the second quarter of 2000.

Liquidity and Capital Resources
-------------------------------

The ratio of current assets to current liabilities is 1.07 to 1 at March 31, 2000 compared with 1.16 to 1 at December 31, 1999. The decrease was due primarily to the sale of AMIC's net assets in January 2000.

The company has a medium-term note facility, which was established as part of the company's shelf registrations, permitting issuances of up to $500 million in debt securities with a minimum maturity of nine months, of which $300 million remained available at March 31, 2000.

On April 19, 2000, certain partnerships controlled by affiliates of Pitney Bowes Credit Corporation (PBCC), a wholly-owned subsidiary of the company, issued a total of $134 million of Series A and Series B Secured Fixed Rate Senior Notes (the notes). The notes are due in 2003 and bear interest at 7.443 percent. The proceeds from the notes were used to purchase subordinated debt obligations from the company (PBI Obligations). The PBI Obligations have a principal amount of $134 million and are due in 2010. The PBI Obligations bear interest at 8.073 percent for the first three years and reset in May 2003 and each third anniversary of the first reset date. The proceeds from the PBI Obligations were used for general corporate purposes, including the repayment of commercial paper.

On March 31, 2000, PBCC issued $43.3 million of 7.515 percent Senior Notes to various holders maturing on January 10, 2012. The proceeds from these notes were used to pay down commercial paper.

PBCC has $625 million of unissued debt securities available at March 31, 2000 from a shelf registration statement filed with the SEC in July 1998. As part of this shelf registration statement in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D, of which $375 million remained available at March 31, 2000.

The company believes that its financing needs for the next 12 months can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and existing commercial and medium-term note programs.

Pitney Bowes Inc. - Form 10-Q
March 31, 2000
Page 15


The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company in total debt was 69.0 percent at March 31, 2000 compared with 69.1 percent at December 31, 1999. Book value per common share decreased to $5.72 at March 31, 2000 from $6.13 at December 31, 1999 driven primarily by the repurchase of common shares. During the quarter ended March 31, 2000, the company repurchased approximately 4.6 million common shares for $218.3 million.

To control the impact of interest rate risk on its business, the company uses a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements. The company enters into interest rate swap agreements, primarily through its financial services business.

Year 2000
---------

The company experienced no significant Year 2000 issues on its business systems, products and supporting infrastructure. Minor issues noted in the early days of the year were fully addressed and remedied during the first week of January 2000. The company has not noted or been notified by any third party of any significant concerns or impacts on its many business and IT systems, products, services and infrastructure or the failure of any third party on which the company relies to make timely changes to their own systems and processes.

While the company has not been notified of any specific product or system failure as a result of the Year 2000 issue, it will continue its monitoring activity into the second quarter of 2000 to ensure that any problems that may arise are promptly addressed.

Capital Investments
-------------------

In the first quarter of 2000, net investments in fixed assets included $18.7 million in net additions to property, plant and equipment and $33.8 million in net additions to rental equipment and related inventories compared with $22.1 million and $69.7 million, respectively, in the same period in 1999. These additions include expenditures for normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment for both new placements and upgrade programs.

At March 31, 2000, commitments for the acquisition of property, plant and equipment reflected plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2000
Page 16


Regulatory Matters
------------------

In January 2000, the U.S.P.S. issued a proposed schedule for the phaseout of manually reset electronic meters in the U.S. as follows:

o As of February 1, 2000, new placements of manually reset electronic meters are no longer permitted. Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements.

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

During the period from May 1995 through May 2000, the company has submitted extensive comments to a series of proposed IBIP specifications issued by the U.S.P.S. In March 2000, the U.S.P.S. issued the latest set of proposed specifications, entitled "Performance Criteria for Information Based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the IBI Performance Criteria). The company has submitted comments to the IBI Performance Criteria.

In March 2000, the company received approval from the U.S.P.S. for the commercial launch of the Internet version of a product which satisfies the proposed IBI Performance Criteria, ClickStampTM Online. The PC version of this product is currently in the final phase of beta testing and is expected to be ready for market upon final approval from the U.S.P.S.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2000
Page 17


Forward-looking Statements
--------------------------

The company wants to caution readers that any forward-looking statements (those which talk about the company's or management's current expectations as to the future) in this Form 10-Q or made by the company management involve risks and uncertainties which may change based on various important factors. Words such as "estimate", "project", "plan", "believe", "expect" and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:
o   changes in postal regulations
o   timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o   successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o   our success at managing customer credit risk
o   changes in interest rates

                           Part II - Other Information
                           ---------------------------

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

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2000
Page 18


Item 5:  Other Information.

PricewaterhouseCoopers LLP (PwC) has informed the company and the Board of Directors that it has notified the SEC that there was a delay in the transfer from PwC's control of certain retirement and other benefits which were due to the chair of the Audit Committee of the Board of Directors of the company, as a former partner of Coopers & Lybrand, a predecessor of PwC. PwC has informed the company that these transfers should have occurred in May 1999, but were completed on March 23, 2000. The SEC has advised the company that because of this delay, PwC was not in compliance with its auditor independence regulations. The SEC has further advised the company that it does not intend to take any action against the company with respect to the company's financial statements as a result of PwC's noncompliance. The Board of Directors, which is composed of nine non-employee and two employee members, has reviewed this situation and has concluded, based on its examination and review, that the delayed transfer of these benefits did not affect the quality or integrity of PwC's audit of the company's financial statements.

Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

        Reg. S-K
        Exhibits     Description
        --------     ----------------------------

           (12)      Computation of ratio of
                     earnings to fixed charges

           (27)      Financial Data Schedule

(b) Reports on Form 8-K

     On April 26, 2000, the company filed a current report on Form 8-K pursuant to Item 5 thereof, correcting the data that appears in Table III of the company's Notice of 2000 Annual Meeting and Proxy Statement.

     On April 20, 2000, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated April 18, 2000 for the quarter ended March 31, 2000.

     On January 31, 2000, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated January 27, 2000.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2000
Page 19


                                   Signatures
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                PITNEY BOWES INC.




May 12, 2000




                                 /s/ B. P. Nolop
                                 ------------------------------------------
                                 B. P. Nolop
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer)



                                 /s/ A. F. Henock
                                 ------------------------------------------
                                 A. F. Henock
                                 Vice President - Controller
                                 and Chief Tax Counsel
                                 (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------



        Reg. S-K
        Exhibits     Description
        --------     ----------------------------

           (12)      Computation of ratio of
                     earnings to fixed charges


           (27)      Financial Data Schedule