Form 10-Q
period 2000-06-30
PITNEY BOWES INC /DE/
filed 2000-08-14
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 1 0 - Q




 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

For the transition period from   --------- to ---------



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

Number of shares of common stock, $1 par value, outstanding as of July 31, 2000 is 255,279,513.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2000
Page 2


                                Pitney Bowes Inc.
                                      Index
                                -----------------

                                                                    Page Number
                                                                    -----------

Part I - Financial Information:

   Item 1: Financial Statements

     Consolidated Statements of Income -  Three and Six
         Months Ended June 30, 2000 and 1999......................        3

     Consolidated Balance Sheets - June 30, 2000
         and December 31, 1999....................................        4

     Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 2000 and 1999 .................        5

     Notes to Consolidated Financial Statements...................    6 - 9

   Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...  10 - 15

Part II - Other Information:

   Item 1:  Legal Proceedings.....................................       16

   Item 4:  Submission of Matters to a Vote of
                     Security Holders ............................       16

   Item 5:  Other Information.....................................       17

   Item 6:  Exhibits and Reports on Form 8-K......................       17

Signatures........................................................       18

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2000
Page 3
                         Part I - Financial Information
Item 1. Financial Statements.

                                Pitney Bowes Inc.
                        Consolidated Statements of Income
                                   (Unaudited)
                        ---------------------------------

(Dollars in thousands, except per share data)

                                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                                     ---------------------------        --------------------------
                                                                            2000            1999               2000           1999
                                                                     -----------     -----------        -----------    -----------
Revenue from:
    Sales.....................................................       $   571,538     $   546,370        $ 1,091,580    $ 1,056,752
    Rentals and financing.....................................           443,801         418,773            879,967        824,498
    Support services..........................................           145,695         140,289            291,454        273,506
                                                                     -----------     -----------        -----------    -----------

        Total revenue.........................................         1,161,034       1,105,432          2,263,001      2,154,756
                                                                     -----------     -----------        -----------    -----------

Costs and expenses:
    Cost of sales.............................................           321,814         306,351            622,647        603,070
    Cost of rentals and financing.............................           119,598         117,443            241,209        228,376
    Selling, service and administrative.......................           389,763         373,132            768,076        734,160
    Research and development..................................            30,528          27,698             60,039         53,602
    Interest, net.............................................            53,361          46,938            100,523         92,438
                                                                     -----------     -----------        -----------    -----------

        Total costs and expenses..............................           915,064         871,562          1,792,494      1,711,646
                                                                     -----------     -----------        -----------    -----------


Income from continuing operations before income taxes.........           245,970         233,870            470,507        443,110
Provision for income taxes....................................            80,013          76,462            152,997        147,131
                                                                     -----------     -----------        -----------    -----------

Income from continuing operations.............................           165,957         157,408            317,510        295,979
(Loss) income from discontinued operations (Note 2)...........                 -          (2,729)                 -            971
Loss on disposal of discontinued operations (Note 2)..........                 -         (24,938)                 -       (24,938)
                                                                     -----------     -----------        -----------    -----------

Net income....................................................       $   165,957     $   129,741        $   317,510    $   272,012
                                                                     ===========     ===========        ===========    ===========

Basic earnings per share:.....................................
  Continuing operations.......................................       $       .64     $       .58        $      1.22    $      1.10
  Discontinued operations.....................................                 -            (.10)                 -           (.09)
                                                                     -----------     -----------        -----------    -----------

  Net income..................................................       $       .64     $       .48        $      1.22    $      1.01

Diluted earnings per share:...................................
  Continuing operations.......................................       $       .64     $       .58        $      1.21    $      1.08
  Discontinued operations.....................................                 -            (.10)                 -           (.09)
                                                                     -----------     -----------        -----------    -----------

  Net income..................................................       $       .64     $       .48        $      1.21    $       .99
                                                                     ===========     ===========        ===========    ===========



Dividends declared per share of common stock..................       $      .285     $      .255        $       .57    $       .51
                                                                     ===========     ===========        ===========    ===========

Ratio of earnings to fixed charges............................              4.37            4.71               4.39           4.56
                                                                     ===========     ===========        ===========    ===========
Ratio of earnings to fixed charges
    excluding minority interest...............................              4.65            5.00               4.68           4.85
                                                                     ===========     ===========        ===========    ===========


                                See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2000
Page 4

                                Pitney Bowes Inc.
                           Consolidated Balance Sheets
                           ---------------------------

                                                                      June 30,    December 31,
(Dollars in thousands, except share data)                                 2000            1999
                                                                 -------------    ------------
                                                                   (unaudited)
Assets
------
Current assets:
    Cash and cash equivalents.................................   $     296,695    $    254,270
    Short-term investments, at cost which
        approximates market...................................           2,811           2,414
    Accounts receivable, less allowances:
        6/00, $25,767; 12/99, $28,716.........................         435,749         432,224
    Finance receivables, less allowances:
        6/00, $40,927; 12/99, $48,056.........................       1,431,588       1,779,696
    Inventories (Note 3)......................................         260,668         257,452
    Other current assets and prepayments......................         173,013         128,662
    Net assets of discontinued operations.....................               -         487,856
                                                                 -------------    ------------

        Total current assets..................................       2,600,524       3,342,574

Property, plant and equipment, net (Note 4)...................         486,140         484,181
Rental equipment and related inventories, net (Note 4)........         789,369         810,788
Property leased under capital leases, net (Note 4)............           2,640          11,140
Long-term finance receivables, less allowances:
    6/00, $58,777; 12/99, $56,665.............................       1,983,529       1,907,431
Investment in leveraged leases................................       1,043,118         969,589
Goodwill, net of amortization:
    6/00, $58,426; 12/99, $54,848.............................         229,039         226,764
Other assets..................................................         624,830         470,205
                                                                 -------------    ------------

Total assets..................................................   $   7,759,189    $  8,222,672
                                                                 =============    ============

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
    Accounts payable and accrued liabilities..................   $     825,341    $    915,826
    Income taxes payable......................................         217,665         255,201
    Notes payable and current portion of
        long-term obligations ................................         956,925       1,320,332
    Advance billings..........................................         376,022         381,405
                                                                 -------------    ------------

        Total current liabilities.............................       2,375,953       2,872,764

Deferred taxes on income......................................       1,182,766       1,082,019
Long-term debt (Note 5).......................................       2,201,591       1,997,856
Other noncurrent liabilities..................................         326,588         334,423
                                                                 -------------    ------------

        Total liabilities.....................................       6,086,898       6,287,062
                                                                 -------------    ------------

Preferred stockholders' equity in a subsidiary company........         310,000         310,000

Stockholders' equity:
    Cumulative preferred stock, $50 par
        value, 4% convertible.................................              29              29
    Cumulative preference stock, no par
        value, $2.12 convertible..............................           1,796           1,841
    Common stock, $1 par value................................         323,338         323,338
    Capital in excess of par value............................          11,067          17,382
    Retained earnings.........................................       3,606,430       3,437,185
    Accumulated other comprehensive income (Note 8)...........        (114,798)        (93,015)
    Treasury stock, at cost...................................      (2,465,571)     (2,061,150)
                                                                 -------------    ------------

        Total stockholders' equity............................       1,362,291       1,625,610
                                                                 -------------    ------------

Total liabilities and stockholders' equity....................   $   7,759,189    $  8,222,672
                                                                 =============    ============


                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2000
Page 5

                                               Pitney Bowes Inc.
                                     Consolidated Statements of Cash Flows
                                               (Unaudited)
                                     -------------------------------------
(Dollars in thousands)
                                                                     Six Months Ended June 30,
                                                                          2000          1999*
                                                                   -----------    -----------
Cash flows from operating activities:
    Net income .................................................   $   317,510    $   272,012
    Loss on sale of discontinued operations.....................             -         24,938
    Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization........................       161,090        206,304
           Increase in deferred taxes on income.................        98,526        106,823
           Pension plan investment..............................             -        (67,000)
           Change in assets and liabilities:
               Accounts receivable..............................        (8,804)       (35,000)
               Net investment in internal finance receivables...         2,651        (53,206)
               Inventories......................................        (7,303)         7,590
               Other current assets and prepayments.............        (5,483)        13,868
               Accounts payable and accrued liabilities.........       (67,184)       (45,595)
               Income taxes payable.............................       (34,211)         8,030
               Advance billings.................................        (2,602)        20,648
               Other, net.......................................        (4,367)       (17,790)
                                                                   ------------   -----------

               Net cash provided by operating activities........      449,823         441,622
                                                                   ------------   -----------

Cash flows from investing activities:
    Short-term investments......................................       (42,915)         2,192
    Net investment in fixed assets..............................      (126,069)      (173,318)
    Net investment in finance receivables.......................       (69,664)       (99,196)
    Net investment in capital and mortgage services.............       (20,580)       172,421
    Investment in leveraged leases..............................       (73,320)      (123,393)
    Investment in mortgage servicing rights.....................             -         (9,719)
    Proceeds and cash receipts from the sale of
     discontinued operations....................................       512,780              -
    Net proceeds from the sale of credit card portfolio.........       321,746              -
    Net investment in insurance contracts.......................      (130,049)         4,782
    Other investing activities..................................       (26,915)       (33,386)
                                                                   ------------   -----------

               Net cash provided by (used in) investing activities     345,014       (259,617)
                                                                   ------------   -----------

Cash flows from financing activities:
    (Decrease) increase in notes payable, net...................      (300,688)         2,948
    Proceeds from long-term obligations.........................       181,102        208,106
    Principal payments on long-term obligations.................       (69,243)       (14,385)
    Proceeds from issuance of stock.............................        21,582         34,695
    Stock repurchases...........................................      (432,363)      (266,090)
    Dividends paid..............................................      (148,265)      (137,799)
                                                                   ------------   -----------

               Net cash used in financing activities............      (747,875)      (172,525)
                                                                   ------------   -----------

Effect of exchange rate changes on cash.........................        (4,537)        (2,471)
                                                                   ------------   -----------

Increase in cash and cash equivalents...........................        42,425          7,009

Cash and cash equivalents at beginning of period................       254,270        125,684
                                                                   -----------    -----------

Cash and cash equivalents at end of period......................   $   296,695    $   132,693
                                                                   ===========    ===========

Interest paid...................................................   $   132,022    $    92,728
                                                                   ===========    ===========

Income taxes paid, net..........................................   $    79,044    $    36,163
                                                                   ===========    ===========

* Certain prior year amounts have been reclassified to conform with the 2000 presentation.

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2000
Page 6

                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at June 30, 2000 and December 31, 1999, the results of its operations for the three months and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999 have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 1999 Annual Report to Stockholders on Form 10-K.

Note 2:
-------

On January 14, 2000, the company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the company to ABN AMRO North America. The company received approximately $484 million in cash at closing. The transaction is subject to post-closing adjustments.

Revenue of AMIC was $30.0 million and $62.5 million for the three and six months ended June 30, 1999, respectively. Net interest expense allocated to AMIC's discontinued operations was $1.8 million and $3.7 million for the three and six months ended June 30, 1999, respectively. Interest has been allocated based on AMIC's net intercompany borrowing levels with Pitney Bowes Credit Corporation
(PBCC), a wholly-owned subsidiary of the company, charged at PBCC's weighted average borrowing rate, offset by the interest savings PBCC realized due to borrowings against AMIC's escrow deposits as opposed to regular commercial paper borrowings. On June 30, 1999 the company recorded an expected loss of approximately $34.2 million (net of taxes of $22.8 million) on the disposal of AMIC.

In the second quarter of 1999, the company recorded a gain of approximately $9.3 million (net of taxes of $5.7 million) representing the excess proceeds received over the book value of the net Colonial Pacific Leasing Corporation assets sold to General Electric Capital Corporation, net of related transaction costs.

Operating results of AMIC have been segregated and reported as discontinued operations in the Consolidated Statements of Income for the three and six months ended June 30, 1999. Net assets of discontinued operations have been separately classified in the Consolidated Balance Sheet at December 31, 1999. Cash flow impacts of discontinued operations have not been segregated in the Consolidated Statement of Cash Flows for the six months ended June 30, 1999. (Loss) income from discontinued operations, related to AMIC for the three and six months ended June 30, 1999 was approximately $(2.7) million and $1.0 million, respectively.

Note 3:
-------

Inventories are comprised of the following:

(Dollars in thousands)                                                   June 30,        December 31,
                                                                             2000                1999
                                                                   --------------      --------------
Raw materials and work in process.............................     $       39,051      $       41,149
Supplies and service parts....................................            123,120             122,726
Finished products.............................................             98,497              93,577
                                                                   --------------      --------------

Total ........................................................     $      260,668      $      257,452
                                                                   ==============      ==============

Note 4:
-------

Fixed assets are comprised of the following:

(Dollars in thousands)                                                   June 30,        December 31,
                                                                             2000                1999
                                                                   --------------      --------------
Property, plant and equipment.................................     $    1,182,351      $    1,187,198
Accumulated depreciation......................................           (696,211)           (703,017)
                                                                   --------------      --------------

Property, plant and equipment, net............................     $      486,140      $      484,181
                                                                   ==============      ==============

Rental equipment and related inventories......................     $    1,598,315      $    1,706,306
Accumulated depreciation......................................           (808,946)           (895,518)
                                                                   --------------      --------------

Rental equipment and related inventories, net.................     $      789,369      $      810,788
                                                                   ==============      ==============

Property leased under capital leases..........................     $       19,087      $       27,217
Accumulated amortization......................................            (16,447)            (16,077)
                                                                   --------------      --------------

Property leased under capital leases, net.....................     $        2,640      $       11,140
                                                                   ==============      ==============


In connection with the U.S.P.S. meter migration, the company wrote off fully depreciated rental equipment in the first quarter of 2000.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2000
Page 7

Note 5:
-------

The company has a medium-term note facility, which was established as part of the company's shelf registrations, permitting issuances of up to $500 million in debt securities with a minimum maturity of nine months, of which $300 million remained available at June 30, 2000.

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

On March 31, 2000, PBCC issued $43.3 million of 7.515 percent Senior Notes to various holders maturing on January 10, 2012.

PBCC has $625 million of unissued debt securities available at June 30, 2000 from a shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 1998. As part of this shelf registration statement in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D, of which $375 million remained available at June 30, 2000.

Note 6:
-------

A reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 2000 and 1999 is as follows (in thousands, except per share data):

                                              2000                                       1999
                             ------------------------------------       ------------------------------------

                                                              Per                                        Per
                                  Income        Shares      Share            Income         Shares     Share
-----------------------------------------------------------------       ------------------------------------
Income from continuing
  operations                 $   165,957                                $   157,408
Less:
    Preferred stock
     dividends                         -                                          -
    Preference stock
     dividends                       (36)                                       (38)
-----------------------------------------------------------------       ------------------------------------

Basic earnings per
 share                       $   165,921       257,605    $   .64       $   157,370        268,088   $   .58
-----------------------------------------------------------------       ------------------------------------

Effect of dilutive
 securities:
    Preferred stock                    -            14                            -             15
    Preference stock                  36         1,065                           38          1,160
    Stock options                                  892                                       3,365
    Other                                          126                                         389
-----------------------------------------------------------------       ------------------------------------

Diluted earnings per
 share                       $   165,957       259,702    $   .64       $   157,408        273,017   $   .58
=================================================================       ====================================


A reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2000 and 1999 is as follows (in thousands, except per share data):

                                              2000                                       1999
                             ------------------------------------       ------------------------------------

                                                              Per                                        Per
                                  Income        Shares      Share            Income         Shares     Share
-----------------------------------------------------------------       ------------------------------------
Income from continuing
  operations                 $   317,510                                $   295,979
Less:
    Preferred stock
     dividends                         -                                          -
    Preference stock
     dividends                       (71)                                       (77)
-----------------------------------------------------------------       ------------------------------------

Basic earnings per
 share                       $   317,439       260,323    $  1.22       $   295,902        269,007   $  1.10
-----------------------------------------------------------------       ------------------------------------

Effect of dilutive
 securities:
    Preferred stock                    -            14                            -             16
    Preference stock                  71         1,072                           77          1,169
    Stock options                                1,081                                       3,463
    Other                                          134                                         419
-----------------------------------------------------------------       ------------------------------------

Diluted earnings per
 share                       $   317,510       262,624    $  1.21       $   295,979        274,074   $  1.08
=================================================================       ====================================


Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2000
Page 8

Note 7:
-------

Revenue and operating profit by business segment for the three and six months ended June 30, 2000 and 1999 were as follows:

                                               Three Months Ended June 30,         Six Months Ended June 30,
(Dollars in thousands)                                 2000           1999                2000          1999
                                               ------------   ------------         -----------   -----------
Revenue:
   Mailing and Integrated Logistics...........  $   789,218    $   746,952          $1,531,059    $1,445,581
   Office Solutions...........................      333,615        316,753             657,604       631,333
                                               ------------   ------------         -----------   -----------

   Total Messaging Solutions..................    1,122,833      1,063,705           2,188,663     2,076,914

   Capital Services...........................       38,201         41,727              74,338        77,842
                                               ------------   ------------         -----------   -----------

Total revenue.................................  $ 1,161,034    $ 1,105,432          $2,263,001    $2,154,756
                                               ============   ============         ===========   ===========


Operating Profit: (1)
   Mailing and Integrated Logistics...........  $   225,937    $   197,294(2)       $  422,041    $  368,638(2)
   Office Solutions...........................       55,287         60,656             108,279       119,201
                                               ------------   ------------         -----------   -----------

   Total Messaging Solutions..................      281,224        257,950             530,320       487,839

   Capital Services...........................       11,131         12,784              19,692        20,966
                                               ------------   ------------         -----------   -----------

Total operating profit.......................   $   292,355    $   270,734          $  550,012    $  508,805


Unallocated amounts:
   Net interest (corporate interest expense,
    net of intercompany transactions).........      (18,474)       (11,443)            (33,269)      (22,204)
   Corporate expense.......................         (27,911)       (25,421)(2)         (46,236)      (43,491)(2)
                                               ------------   ------------         -----------   -----------

Income from continuing operations before
 Income taxes.................................  $   245,970    $   233,870          $  470,507    $  443,110
                                               ============   ============         ===========   ===========

(1) Operating profit excludes general corporate expenses, income taxes and net interest other than that related to finance operations.

(2) Prior year amounts have been reclassified to conform with current year presentation.

Note 8:
-------

Comprehensive income for the three and six months ended June 30, 2000 and 1999 was as follows:

(Dollars in thousands)

                                               Three Months Ended June 30,       Six Months Ended June 30,
                                               ---------------------------   -----------------------------
                                                     2000             1999           2000             1999
                                               ----------     ------------   ------------     ------------
Net income...................................  $  165,957     $    129,741    $   317,510     $    272,012
Other comprehensive income:
  Foreign currency translation
    adjustments..............................     (22,993)           2,814        (21,783)           2,366
                                               -----------    ------------    ------------    ------------

Comprehensive income.........................  $  142,964     $    132,555    $   295,727     $    274,378
                                               ==========     ============    ===========     ============

Note 9:
-------

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", amended in June 2000 by SFAS No. 138, was issued. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. The company is currently evaluating the impact of this statement. SFAS No. 133, as amended, is effective January 1, 2001 for the company.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," summarizing guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Although the company believes it is in compliance with this guidance in all material respects, the company is currently evaluating its current revenue recognition policies to determine the impact of SAB No. 101. SAB No. 101 is effective for the fourth quarter of 2000.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2000
Page 9


Note 10:
--------

As part of a strategic alliance with U.S. Bank, a division of U.S. Bancorp, on June 30, 2000, the company, through its PBCC subsidiary, sold its PitneyWorksSM Business RewardsSM Visa(R) and Business Visa(R) card operations, including credit card receivables of approximately $322 million. The company expects to earn fees in connection with the strategic alliance with U.S. Bank. However, the company will no longer originate credit card receivables and as a result will not earn finance income on those balances. The alliance expands the company's capabilities to capture a greater share of the growing small business market. The new alliance will allow PitneyWorks.com, a division of the company which focuses on small business solutions, to continue to market the credit card to small business owners, while providing cardholders with full access to U.S. Bank's respected network of financial resources. The transaction is subject to post-closing adjustments.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2000
Page 10


Item 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                -------------------------------------------------


Results of Continuing Operations - second  quarter of 2000 vs. second quarter of
--------------------------------------------------------------------------------
1999
----

Revenue increased five percent in the second quarter of 2000 to $1,161.0 million compared with $1,105.4 million in the second quarter of 1999. Income from continuing operations increased five percent to $166.0 million from $157.4 million for the same period in 1999. Diluted earnings per share from continuing operations grew to 64 cents, a 10.7 percent increase from the second quarter of 1999.

Second quarter 2000 revenue included $571.5 million from sales, up five percent from $546.4 million in the second quarter of 1999; $443.8 million from rentals and financing, up six percent from $418.8 million; and $145.7 million from support services, up four percent from $140.3 million.

Total Messaging Solutions, the combined results of the Mailing and Integrated Logistics segment and Office Solutions segment, reported six percent revenue growth and nine percent operating profit growth.

The Mailing and Integrated Logistics segment includes revenues and related expenses from the rental, sale and financing of mailing and shipping equipment, related supplies and service, and software. During the second quarter of 2000, revenue grew six percent and operating profit increased 15 percent. Contributors to growth included: improving rental and financing margins in our core mail finishing business, double-digit revenue and operating profit growth at our international operations driven by increasing market share, developing existing and new markets, increasing the value of business per customer and expanding the customer base and strong demand for worldwide production mail as large volume mailers turned to Pitney Bowes software-based solutions for enhanced functionality, speed and accuracy.

The Office Solutions segment includes Pitney Bowes Office Systems and Pitney Bowes Management Services. During the second quarter of 2000, revenue grew five percent while operating profit declined nine percent.

Office Systems, comprised of Copier and Facsimile, grew revenues six percent while operating profit declined due to adverse currency impacts and ongoing strategic business initiatives. Strong copier rental revenue growth demonstrates the success of the company's strategy to place copier fleets in national accounts. The relative value of the yen and margin impacts associated with the ongoing transition to a rental revenue model for large national accounts in the copier business negatively impacted operating profit.

Pitney Bowes Management Services' revenue grew five percent as the company continues to pursue disciplined, profitable growth through providing high value services, to both new and existing customers. This strategy resulted in substantially higher operating profit growth.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2000
Page 11


The Capital Services segment includes primarily asset- and fee-based income generated by large ticket non-core asset transactions. During the quarter, revenue decreased eight percent and operating profit decreased 13 percent. This performance is consistent with the company's previously stated strategy to concentrate on fee-based income opportunities.

Cost of sales increased to 56.3 percent of sales revenue in the second quarter of 2000 compared with 56.1 percent in the second quarter of 1999. This was due primarily to the impact of the stronger yen.

Cost of rentals and financing decreased to 26.9 percent of related revenues in the second quarter of 2000 compared with 28.0 percent in the second quarter of 1999. This was due primarily to lower depreciation of rental equipment.

Selling, service and administrative expenses were 33.6 percent of revenue in the second quarter of 2000 compared with 33.8 percent in the second quarter of 1999. This improvement was due primarily to the company's continued emphasis on controlling operating expenses, partially offset by costs for Internet, enterprise-wide resource planning and other new business initiatives.

Research and development expenses increased 10.2 percent to $30.5 million in the second quarter of 2000 compared with $27.7 million in the second quarter of 1999. The increase reflects the company's continued commitment to developing new technologies and other mailing and software products.

Net interest expense increased to $53.4 million in the second quarter of 2000 from $46.9 million in the second quarter of 1999. The increase is due mainly to increased interest associated with borrowings to fund the share repurchase program.

The effective tax rate for the second quarter of 2000 was 32.5 percent compared with 32.7 percent in 1999. The decrease in the effective tax rate reflects continued tax benefits from partnership leasing transactions, lower state taxes and lower taxes attributable to international sourced income.

Income from continuing operations and diluted earnings per share from continuing operations increased 5.4 percent and 10.7 percent, respectively, in the second quarter of 2000 compared to the same period in 1999 due to the factors discussed above. The reason for the increase in diluted earnings per share outpacing the increase from continuing operations was the company's share repurchase program.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2000
Page 12


Results of Continuing Operations - six months of 2000 vs. six months of 1999
----------------------------------------------------------------------------

For the first six months of 2000 compared with the same period of 1999, revenue increased five percent to $2,263.0 million, and income from continuing operations increased 7.3 percent to $317.5 million. The factors that affected revenue and earnings performance included those cited for the second quarter of 2000 versus 1999.

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

Accounting Pronouncements
-------------------------

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", amended in June 2000 by SFAS No. 138, was issued. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. The company is currently evaluating the impact of this statement. SFAS No. 133, as amended, is effective January 1, 2001 for the company.

In December  1999, the  Securities  and Exchange  Commission  (SEC) issued Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," summarizing guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Although the company believes it is in compliance with this guidance in all material respects, the company is currently evaluating its current revenue recognition policies to determine the impact of SAB No. 101. SAB No. 101 is effective for the fourth quarter of 2000.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2000
Page 13

Liquidity and Capital Resources
-------------------------------

The ratio of current assets to current liabilities is 1.09 to 1 at June 30, 2000 compared with 1.16 to 1 at December 31, 1999. The decrease was due primarily to the sale of AMIC's net assets in January 2000.

As part of a strategic alliance with U.S. Bank, a division of U.S. Bancorp, on June 30, 2000, the company, through its PBCC subsidiary, sold its PitneyWorksSM Business RewardsSM Visa(R) and Business Visa(R) card operations, including credit card receivables of approximately $322 million. The company expects to earn fees in connection with the strategic alliance with U.S. Bank. However, the company will no longer originate credit card receivables and as a result will not earn finance income on those balances. The alliance expands the company's capabilities to capture a greater share of the growing small business market. The new alliance will allow PitneyWorks.com, a division of the company which focuses on small business solutions, to continue to market the credit card to small business owners, while providing cardholders with full access to U.S. Bank's respected network of financial resources. The transaction is subject to post-closing adjustments.

The company has a medium-term note facility which was established as part of the company's shelf registrations, permitting issuances of up to $500 million in debt securities with a minimum maturity of nine months, of which $300 million remained available at June 30, 2000.

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

PBCC has $625 million of unissued debt securities available at June 30, 2000 from a shelf registration statement filed with the SEC in July 1998. As part of this shelf registration statement in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D, of which $375 million remained available at June 30, 2000.

The company believes that its financing needs for the next 12 months can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and existing commercial and medium-term note programs.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2000
Page 14

The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company in total debt was 71.8 percent at June 30, 2000 compared with 69.1 percent at December 31, 1999. Book value per common share decreased to $5.33 at June 30, 2000 from $6.13 at December 31, 1999 driven primarily by the repurchase of common shares. During the quarter ended June 30, 2000, the company repurchased approximately 5.4 million common shares for $214.1 million.

To control the impact of interest rate risk on its business, the company uses a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements. The company enters into interest rate swap agreements, primarily through its financial services business.

Capital Investments
-------------------

In the first six months of 2000, net investments in fixed assets included $47.2 million in net additions to property, plant and equipment and $78.8 million in net additions to rental equipment and related inventories compared with $43.0 million and $130.3 million, respectively, in the same period in 1999. These additions include expenditures for normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment for both new placements and upgrade programs.

As of June 30, 2000, commitments for the acquisition of property, plant and equipment reflected plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Regulatory Matters
------------------

In 2000, the U.S.P.S. issued a proposed schedule for the phaseout of manually reset electronic meters in the U.S. as follows:

o As of February 1, 2000, new placements of manually reset electronic meters are no longer permitted.
o Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements. Leases or rentals due to expire in the year 2000 can be extended to December 31, 2001.

Based on the proposed schedule, the company believes that the phaseout of manually reset electronic meters will not cause a material adverse financial impact on the company.

In May 1995, the U.S.P.S. publicly announced its concept of its Information Based Indicia Program (IBIP), for future postage evidencing devices. As initially stated by the U.S.P.S., the purpose of the program was to develop a new standard for future digital postage evidencing devices which significantly enhanced postal revenue security and supported expanded U.S.P.S. value-added services to mailers.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2000
Page 15


During the period from May 1995 through May 2000, the company has submitted extensive comments to a series of proposed IBIP specifications issued by the U.S.P.S. In March 2000, the U.S.P.S. issued the latest set of proposed specifications, entitled "Performance Criteria for Information-Based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the IBI Performance Criteria). The company has submitted comments to the IBI Performance Criteria.

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

Forward-looking Statements
--------------------------

The company wants to caution readers that any forward-looking statements (those which talk about the company's or management's current expectations as to the future) in this Form 10-Q or made by the company management involve risks and uncertainties which may change based on various important factors. Words such as "estimate," "project," "plan," "believe," "expect," and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

o  changes in postal regulations
o  timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o  successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o  the company's success at managing customer credit risk
o  changes in interest rates

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2000
Page 16

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

Item 4:  Submission of Matters to a Vote of Security Holders

Below are the final results of the voting at the Annual Meeting of shareholders held on May 8, 2000:

Proposal 1 - Election of Directors

               Nominee                For                 Withheld
          -----------------       -----------           -----------
          William E. Butler       218,521,014             6,567,337
          Colin G. Campbell       223,468,745             1,619,606
          Jessica P. Einhorn      218,529,925             6,558,426
          James H. Keyes          223,562,157             1,526,194

Proposal 2 - Appointment of PricewaterhouseCoopers LLP as Independent
             Accountants

            For                 Against                   Abstain
        -----------           ----------                 ----------
        223,831,163             415,260                    841,928


The following  other  directors  continued their term of office after the Annual
Meeting:

    Linda G. Alvarado                             Herbert L. Henkel
    Marc C. Breslawsky                            Michael I. Roth
    Michael J. Critelli                           Phyllis Shapiro Sewell
    Ernie Green

In July 2000, the board of directors elected John S. McFarlane to the board, effective October 1, 2000.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2000
Page 17

Item 5:    Other Information

PricewaterhouseCoopers LLP (PwC) has informed the company and the Board of Directors that it has notified the SEC that there was a delay in the transfer from PwC's control of certain retirement and other benefits which were due to the chair of the Audit Committee of the Board of Directors of the company, as a former partner of Coopers & Lybrand, a predecessor of PwC. PwC has informed the company that these transfers should have occurred in May 1999, but were completed on March 23, 2000. The SEC has advised the company that because of this delay, PwC was not in compliance with its auditor independence regulations. The SEC has further advised the company that it does not intend to take any action against the company with respect to the company's financial statements as a result of PwC's noncompliance. The Board of Directors, which is currently composed of nine non-employee and two employee members, has reviewed this situation and has concluded, based on its examination and review, that the delayed transfer of these benefits did not affect the quality or integrity of PwC's audit of the company's financial statements.

Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

         Reg. S-K
         Exhibits         Description
         --------         -----------------------------
            (12)          Computation of ratio of
                          earnings to fixed charges

            (27)          Financial Data Schedule

(b) Reports on Form 8-K

      On July 21, 2000, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated July 18, 2000 for the quarter ended June 30, 2000.

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

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2000
Page 18



                                   Signatures
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                PITNEY BOWES INC.




August 14, 2000




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