Form 10-Q
period 2000-09-30
PITNEY BOWES INC /DE/
filed 2000-11-15
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 1 0 - Q




 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

For the transition period from                 to

                              ----------------    -------------------


Commission File Number: 1-3579



                                PITNEY BOWES INC.



  State of Incorporation                         IRS Employer Identification No.
         Delaware                                          06-0495050




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

Number of shares of common stock, $1 par value, outstanding as of October 31, 2000 is 252,137,450.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2000
Page 2


                                Pitney Bowes Inc.
                                      Index
                                -----------------

                                                                     Page Number
                                                                     -----------

Part I - Financial Information:

   Item 1: Financial Statements

     Consolidated Statements of Income  (unaudited) - Three and
         Nine Months Ended September 30, 2000 and 1999..............       3

     Consolidated Balance Sheets - September 30, 2000 (unaudited)
         and December 31, 1999......................................       4

     Consolidated Statements of Cash Flows (unaudited) -
         Nine Months Ended September 30, 2000 and 1999..............       5

     Notes to Consolidated Financial Statements.....................   6 - 9

   Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..... 10 - 16

Part II - Other Information:

   Item 1:  Legal Proceedings.......................................      16

   Item 5:  Other Information.......................................      17

   Item 6:  Exhibits and Reports on Form 8-K........................      17

Signatures..........................................................      18

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2000
Page 3
                         Part I - Financial Information
Item 1. Financial Statements

                                Pitney Bowes Inc.
                        Consolidated Statements of Income
                                   (Unaudited)
                        ---------------------------------

(Dollars in thousands, except per share data)

                                                            Three Months Ended September 30,       Nine Months Ended September 30,
                                                            --------------------------------      --------------------------------
                                                                      2000              1999                2000              1999
                                                            --------------    --------------      --------------    --------------
Revenue from:
    Sales..............................................     $      551,931    $      529,550      $    1,643,511    $    1,586,302
    Rentals and financing..............................            423,982           420,836           1,303,949         1,245,334
    Support services...................................            145,399           139,439             436,853           412,945
                                                            --------------    --------------      --------------    --------------

        Total revenue..................................          1,121,312         1,089,825           3,384,313         3,244,581
                                                            --------------    --------------      --------------    --------------

Costs and expenses:
    Cost of sales......................................            310,385           300,490             933,032           903,560
    Cost of rentals and financing......................            109,902           118,049             351,111           346,425
    Selling, service and administrative................            402,234           375,462           1,170,310         1,109,622
    Research and development...........................             27,640            25,105              87,679            78,707
    Other income (Note 11).............................                  -           (49,574)                  -           (49,574)
    Interest, net......................................             51,917            41,256             152,440           133,694
                                                            --------------    --------------      --------------    --------------

        Total costs and expenses.......................            902,078           810,788           2,694,572         2,522,434
                                                            --------------    --------------      --------------    --------------

Income from continuing operations before income taxes..            219,234           279,037             689,741           722,147
Provision for income taxes.............................             57,801            92,960             210,798           240,091
                                                            --------------    --------------      --------------    --------------
Income from continuing operations......................            161,433           186,077             478,943           482,056
Income from discontinued operations (Note 2)...........                  -                 -                   -               971
Loss on disposal of discontinued operations (Note 2)...                  -                 -                   -           (24,938)
                                                            --------------    --------------      --------------    --------------

Net income.............................................     $      161,433    $      186,077      $      478,943    $      458,089
                                                            ==============    ==============      ==============    ==============

Basic earnings per share:
  Continuing operations................................     $          .63    $          .70      $         1.85    $         1.80
  Discontinued operations..............................                  -                 -                   -              (.09)
                                                            --------------    --------------      --------------    --------------

  Net income...........................................     $          .63    $          .70      $         1.85    $         1.71
                                                            ==============    ==============      ==============    ==============

Diluted earnings per share:
  Continuing operations................................     $          .63    $          .69      $         1.84    $         1.77
  Discontinued operations..............................                  -                 -                   -              (.09)
                                                            --------------    --------------      --------------    --------------

  Net income...........................................     $          .63    $          .69      $         1.84    $         1.68
                                                            ==============    ==============      ==============    ==============

Dividends declared per share of common stock...........     $         .285    $         .255      $         .855    $         .765
                                                            ==============    ==============      ==============    ==============


Ratio of earnings to fixed charges.....................               4.08              5.83                4.28              4.96
                                                            ==============    ==============      ==============    ==============
Ratio of earnings to fixed charges
    excluding minority interest........................               4.34              6.27                4.57              5.29
                                                            ==============    ==============      ==============    ==============


                               See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2000
Page 4

                                             Pitney Bowes Inc.
                                        Consolidated Balance Sheets
                                        ---------------------------
                                                                 September 30,    December 31,
(Dollars in thousands, except share data)                                 2000            1999
                                                                 -------------    ------------
                                                                  (unaudited)
Assets
------
Current assets:
    Cash and cash equivalents.................................   $     265,403    $    254,270
    Short-term investments, at cost which
        approximates market...................................           3,740           2,414
    Accounts receivable, less allowances:
        9/00, $25,629; 12/99, $28,716.........................         438,657         432,224
    Finance receivables, less allowances:
        9/00, $38,773; 12/99, $48,056.........................       1,406,638       1,779,696
    Inventories (Note 3)......................................         287,451         257,452
    Other current assets and prepayments......................         138,740         128,662
    Net assets of discontinued operations.....................               -         487,856
                                                                 -------------    ------------

        Total current assets..................................       2,540,629       3,342,574

Property, plant and equipment, net (Note 4)...................         491,661         484,181
Rental equipment and related inventories, net (Note 4)........         777,360         810,788
Property leased under capital leases, net (Note 4)............           2,498          11,140
Long-term finance receivables, less allowances:
    9/00, $55,394; 12/99, $56,665.............................       2,027,359       1,907,431
Investment in leveraged leases................................       1,086,556         969,589
Goodwill, net of amortization:
    9/00, $60,239; 12/99, $54,848.............................         227,557         226,764
Other assets..................................................         615,280         470,205
                                                                 -------------    ------------

Total assets..................................................   $   7,768,900    $  8,222,672
                                                                 =============    ============

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
    Accounts payable and accrued liabilities..................   $     937,159    $    915,826
    Income taxes payable......................................         267,723         255,201
    Notes payable and current portion of
        long-term obligations ................................         955,707       1,320,332
    Advance billings..........................................         380,899         381,405
                                                                 -------------    ------------

        Total current liabilities.............................       2,541,488       2,872,764

Deferred taxes on income......................................       1,171,575       1,082,019
Long-term debt (Note 5).......................................       2,070,058       1,997,856
Other noncurrent liabilities..................................         325,998         334,423
                                                                 -------------    ------------

        Total liabilities.....................................       6,109,119       6,287,062
                                                                 -------------    ------------

Preferred stockholders' equity in a subsidiary company........         310,000         310,000

Stockholders' equity:
    Cumulative preferred stock, $50 par
        value, 4% convertible.................................              29              29
    Cumulative preference stock, no par
        value, $2.12 convertible..............................           1,776           1,841
    Common stock, $1 par value................................         323,338         323,338
    Capital in excess of par value............................           9,936          17,382
    Retained earnings.........................................       3,694,940       3,437,185
    Accumulated other comprehensive income (Note 8)...........        (113,687)        (93,015)
    Treasury stock, at cost...................................      (2,566,551)     (2,061,150)
                                                                 -------------    ------------

        Total stockholders' equity............................       1,349,781       1,625,610
                                                                 -------------    ------------

Total liabilities and stockholders' equity....................   $   7,768,900    $  8,222,672
                                                                 =============    ============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2000
Page 5

                                             Pitney Bowes Inc.
                                   Consolidated Statements of Cash Flows
                                               (Unaudited)
                                   -------------------------------------
(Dollars in thousands)
                                                                        Nine Months Ended
                                                                          September 30,
                                                                   --------------------------
                                                                          2000          1999*
                                                                   -----------     ----------
Cash flows from operating activities:
    Net income..................................................   $   478,943     $  458,089
    Loss on disposal of discontinued operations.................             -         24,938
    Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization........................       236,384        302,084
           Increase in deferred taxes on income.................        87,102        139,750
           Pension plan investment..............................             -        (67,000)
           Change in assets and liabilities:
               Accounts receivable..............................       (11,905)       (23,380)
               Net investment in internal finance receivables...       (65,823)       (58,506)
               Inventories......................................       (34,097)        24,228
               Other current assets and prepayments.............       (13,153)       (19,327)
               Accounts payable and accrued liabilities.........       (13,373)       (35,306)
               Income taxes payable.............................        15,676         52,126
               Advance billings.................................         2,127          4,866
               Other, net.......................................        (9,048)       (38,835)
                                                                   -----------     ----------

               Net cash provided by operating activities........       672,833        763,727
                                                                   -----------     ----------

Cash flows from investing activities:
    Short-term investments......................................        (1,498)         2,320
    Net investment in fixed assets..............................      (189,156)      (234,305)
    Net investment in finance receivables.......................       (64,466)      (138,580)
    Net investment in capital and mortgage services.............        34,611        174,538
    Investment in leveraged leases..............................      (120,821)      (147,566)
    Investment in mortgage servicing rights.....................             -        (21,800)
    Proceeds and cash receipts from the sale of
     discontinued operations....................................       512,780              -
    Net proceeds from the sale of credit card portfolio.........       321,746              -
    Net investment in insurance contracts.......................      (126,262)       (36,341)
    Other investing activities..................................           358         13,040
                                                                   -----------     ----------

               Net cash provided by (used in) investing activities     367,292       (388,694)
                                                                   ------------    ----------

Cash flows from financing activities:
    (Decrease) increase in notes payable, net...................      (276,760)        70,017
    Proceeds from long-term obligations.........................       182,092        208,106
    Principal payments on long-term obligations.................      (196,271)       (91,181)
    Proceeds from issuance of stock.............................        25,229         40,702
    Stock repurchases...........................................      (538,141)      (369,343)
    Dividends paid..............................................      (221,188)      (205,289)
                                                                   -----------     ----------

               Net cash used in financing activities............    (1,025,039)      (346,988)
                                                                   -----------     ----------

Effect of exchange rate changes on cash.........................        (3,953)        (1,672)
                                                                   -----------     ----------

Increase in cash and cash equivalents...........................        11,133         26,373

Cash and cash equivalents at beginning of period................       254,270        125,684
                                                                   -----------     ----------

Cash and cash equivalents at end of period......................   $   265,403     $  152,057
                                                                   ===========     ==========

Interest paid...................................................   $   192,770     $  171,234
                                                                   ===========     ==========

Income taxes paid, net..........................................   $    99,614     $   67,393
                                                                   ===========     ==========

* Certain prior year amounts have been reclassified to conform with the 2000 presentation.

                               See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2000
Page 6
                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at September 30, 2000 and December 31, 1999, the results of its operations for the three months and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999 have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 1999 Annual Report to Stockholders on Form 10-K.

Note 2:
-------

On January 14, 2000, the company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the company to, ABN AMRO North America. The company received approximately $484 million in cash at closing. The transaction is subject to post-closing adjustments.

Revenue of AMIC was $26.3 million and $88.8 million for the three and nine months ended September 30, 1999, respectively. Net interest expense allocated to AMIC's discontinued operations was $.8 million and $4.5 million for the three and nine months ended September 30, 1999, respectively. Interest has been allocated based on AMIC's net intercompany borrowing levels with Pitney Bowes Credit Corporation (PBCC), a wholly-owned subsidiary of the company, charged at PBCC's weighted average borrowing rate, offset by the interest savings PBCC realized due to borrowings against AMIC's escrow deposits as opposed to regular commercial paper borrowings. On June 30, 1999, the company recorded an expected loss of approximately $34.2 million (net of taxes of $22.8 million) on the disposal of AMIC.

In the second quarter of 1999, the company recorded a gain of approximately $9.3 million (net of taxes of $5.7 million) representing the excess proceeds received over the book value of the net Colonial Pacific Leasing Corporation assets sold to General Electric Capital Corporation, net of related transaction costs.

Operating results of AMIC have been segregated and reported as discontinued operations in the Consolidated Statements of Income for the nine months ended September 30, 1999. Net assets of discontinued operations have been separately classified in the Consolidated Balance Sheet at December 31, 1999. Cash flow impacts of discontinued operations have not been segregated in the Consolidated Statements of Cash Flows for the nine months ended September 30, 1999. Income from discontinued operations related to AMIC for the nine months ended September 30, 1999 was approximately $1.0 million.

Note 3:
-------

Inventories are comprised of the following:

(Dollars in thousands)                                       September 30,        December 31,
                                                                      2000                1999
                                                            --------------      --------------
Raw materials and work in process......................     $       48,684      $       41,149
Supplies and service parts.............................            122,559             122,726
Finished products......................................            116,208              93,577
                                                            --------------      --------------

Total .................................................     $      287,451      $      257,452
                                                            ==============      ==============

Note 4:
-------

Fixed assets are comprised of the following:

(Dollars in thousands)                                       September 30,        December 31,
                                                                      2000                1999
                                                            --------------      --------------
Property, plant and equipment..........................     $    1,180,016      $    1,187,198
Accumulated depreciation...............................           (688,355)           (703,017)
                                                            --------------      --------------

Property, plant and equipment, net.....................     $      491,661      $      484,181
                                                            ==============      ==============

Rental equipment and related inventories...............     $    1,610,355      $    1,706,306
Accumulated depreciation...............................           (832,995)           (895,518)
                                                            --------------      --------------

Rental equipment and related inventories, net..........     $      777,360      $      810,788
                                                            ==============      ==============

Property leased under capital leases...................     $       19,082      $       27,217
Accumulated amortization...............................            (16,584)            (16,077)
                                                            --------------      --------------

Property leased under capital leases, net..............     $        2,498      $       11,140
                                                            ==============      ==============

In connection with the U.S.P.S meter migration, the company wrote off fully depreciated rental equipment in the first quarter of 2000.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2000
Page 7

Note 5:
-------

The company has a medium-term note facility, which was established as part of the company's shelf registrations, permitting issuances of up to $500 million in debt securities with a minimum maturity of nine months, of which $300 million remained available at September 30, 2000.

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

On March 31, 2000, PBCC issued $43.3 million of 7.515 percent Senior Notes to various holders maturing on January 10, 2012.

PBCC has $625 million of unissued debt securities available at September 30, 2000 from a shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 1998. As part of this shelf registration statement in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D, of which $375 million remained available at September 30, 2000.

Note 6:
-------

A reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2000 and 1999 is as follows (in thousands, except per share data):

                                              2000                                       1999
                             ------------------------------------       ------------------------------------

                                                              Per                                        Per
                                  Income        Shares      Share            Income         Shares     Share
-----------------------------------------------------------------       ------------------------------------

Income from continuing
  operations                 $   161,433                                $   186,077
Less:
    Preferred stock
     dividends                         -                                          -
    Preference stock
     dividends                       (34)                                       (37)
-----------------------------------------------------------------       ------------------------------------

Basic earnings per
 share                       $   161,399       254,253    $   .63       $   186,040        266,728   $   .70
-----------------------------------------------------------------       ------------------------------------

Effect of dilutive
 securities:
    Preferred stock                    -            14                            -             14
    Preference stock                  34         1,058                           37          1,133
    Stock options                                  669                                       3,024
    Other                                          120                                         298
-----------------------------------------------------------------       ------------------------------------

Diluted earnings per
 share                       $   161,433       256,114    $   .63       $   186,077        271,197   $   .69
=================================================================       ====================================


A reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 2000 and 1999 is as follows (in thousands, except per share data):

                                              2000                                       1999
                             ------------------------------------       ------------------------------------

                                                              Per                                        Per
                                  Income        Shares      Share            Income         Shares     Share
-----------------------------------------------------------------       ------------------------------------
Income from continuing
  operations                 $   478,943                                $   482,056
Less:
    Preferred stock
     dividends                         -                                          -
    Preference stock
     dividends                      (105)                                      (114)
-----------------------------------------------------------------       ------------------------------------

Basic earnings per
 share                       $   478,838       258,380    $  1.85       $   481,942        268,247   $  1.80
-----------------------------------------------------------------       ------------------------------------

Effect of dilutive
 securities:
    Preferred stock                    -            14                            -             15
    Preference stock                 105         1,068                          114          1,157
    Stock options                                  983                                       3,321
    Other                                          129                                         384
-----------------------------------------------------------------       ------------------------------------

Diluted earnings per
 share                       $   478,943       260,574    $  1.84       $   482,056        273,124   $  1.77
=================================================================       ====================================

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2000
Page 8

Note 7:
-------

Revenue and operating profit by business segment for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                     September 30,
                                                ---------------------------       ----------------------------
(Dollars in thousands)                                 2000            1999               2000          1999
                                                -----------     -----------       ------------    ------------
Revenue:
   Mailing and Integrated Logistics...........  $   752,298     $   736,945       $  2,283,357    $  2,182,526
   Office Solutions...........................      330,763         312,063            988,367         943,396
                                                -----------     -----------       ------------    ------------

   Total Messaging Solutions..................    1,083,061       1,049,008          3,271,724       3,125,922

   Capital Services...........................       38,251          40,817            112,589         118,659
                                                -----------     -----------       ------------    ------------

Total revenue.................................  $ 1,121,312     $ 1,089,825       $  3,384,313    $  3,244,581
                                                ===========     ===========       ============    ============


Operating Profit: (1)
   Mailing and Integrated Logistics...........  $   218,389     $   194,928(2)    $    640,430    $    563,565(2)
   Office Solutions...........................       46,801          60,526            155,080         179,727
                                                -----------     -----------       ------------    ------------

   Total Messaging Solutions..................      265,190         255,454            795,510         743,292


   Capital Services...........................       13,679          11,908             33,371          32,874
                                                -----------     -----------       ------------    ------------

Total operating profit........................  $   278,869     $   267,362       $    828,881    $    776,166


Unallocated amounts:
   Net interest (corporate interest expense,
    net of intercompany transactions).........      (20,623)        (11,717)           (53,892)        (33,921)
   Corporate expense..........................      (39,012)        (26,182)(2)        (85,248)        (69,672)(2)
   U.S.P.S. Settlement........................            -          49,574                  -          49,574
                                                -----------     -----------       ------------    ------------

Income from continuing operations before
 Income taxes.................................  $   219,234     $   279,037       $    689,741    $    722,147
                                                ===========     ===========       ============    ============


(1) Operating profit excludes general corporate expenses, income taxes and net interest other than that related to finance operations.

(2) Prior year amounts have been reclassified to conform with current year presentation.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2000
Page 9

Note 8:
-------

Comprehensive income for the three and nine months ended September 30, 2000 and 1999 was as follows:
(Dollars in thousands)

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                              -------------------------    --------------------------
                                                     2000          1999           2000           1999
                                              -----------   -----------    -----------    -----------
Net income................................... $   161,433   $   186,077    $   478,943    $   458,089
Other comprehensive income:
  Foreign currency translation
    adjustments..............................       1,111        (7,605)       (20,672)        (5,239)
                                              -----------   -----------    -----------    -----------

Comprehensive income......................... $   162,544   $   178,472    $   458,271    $   452,850
                                              ===========   ===========    ===========    ===========

Note 9:
-------

In September 2000, Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued, replacing SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, as well as requiring certain additional disclosures. However, it carries over most of SFAS No. 125's provisions. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. However, it is effective for the recognition and reclassification of collateral and for disclosures relating to those transactions for the year ending December 31, 2000. The company is currently evaluating the impact, if any, of adopting the statement.

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


Note 10:
--------

As part of a strategic alliance with U.S. Bank, a division of U.S. Bancorp, on June 30, 2000 the company, through its PBCC subsidiary, sold its PitneyWorksSM Business RewardsSM Visa(R) and Business Visa(R) card operations, including credit card receivables of approximately $322 million. The company expects to earn fees in connection with the strategic alliance with U.S. Bank. However, the company will no longer originate credit card receivables and as a result will not earn finance income on those balances. This alliance expands the company's capabilities to capture a greater share of the growing small business market. The new alliance will allow PitneyWorks.com, a division of the company which focuses on small business solutions, to continue to market the credit card to small business owners, while providing cardholders with full access to U.S. Bank's respected network of financial resources. The transaction is subject to post-closing adjustments.


Note 11:
--------

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2000
Page 10


Item 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                -------------------------------------------------


Results of  Continuing  Operations - third  quarter of 2000 vs. third quarter of
--------------------------------------------------------------------------------
1999
----

Revenue increased three percent in the third quarter of 2000 to $1,121.3 million compared with $1,089.8 million in the third quarter of 1999. Income from continuing operations decreased 13 percent to $161.4 million from $186.1 million for the same period in 1999. Excluding one-time items from both periods, income from continuing operations increased three percent to $160.6 million from $156.6 million for the same period in 1999. Included as one-time items in the third quarter of 2000 are an after-tax charge of approximately $11 million related to the consolidation of information technology staff and infrastructure, as well as a $12 million tax benefit related to state tax law changes. The third quarter of 1999 included a one-time, net after-tax settlement of $29.5 million received from the U.S. Postal Service. Excluding one-time items from both periods, diluted earnings per share from continuing operations grew to 63 cents, an 8.7 percent increase from the third quarter of 1999.

Third quarter 2000 revenue included $551.9 million from sales, up four percent from $529.6 million in the third quarter of 1999; $424.0 million from rentals and financing, up one percent from $420.8 million; and $145.4 million from support services, up four percent from $139.4 million.

Total Messaging Solutions, the combined results of the Mailing and Integrated Logistics segment and Office Solutions segment, reported three percent revenue growth and four percent operating profit growth.

The Mailing and Integrated Logistics segment includes revenues and related expenses from the rental, sale and financing of mailing and shipping equipment, related supplies and service, and software. During the third quarter of 2000, revenue grew two percent and operating profit increased 12 percent. Core metering and mail finishing applications performed in line with expectations during the quarter, however these results were offset by softer than anticipated results in mail creation and logistics product lines as the weakening economic environment and slower customer decision-making for the higher-value, more complex products adversely impacted revenue. Revenue growth was also negatively impacted by the sale of the credit card portfolio at the end of the second quarter 2000 and the negative impact of foreign currency, principally related to the British Pound and the Euro. Operating profit benefited from improving rental and financing margins in the core mail finishing business.

The Office Solutions segment includes Pitney Bowes Office Systems and Pitney Bowes Management Services. During the third quarter of 2000, revenue grew six percent and operating profit declined 23 percent.

Office Systems, comprised of Copier and Facsimile, grew revenues six percent for the quarter, while operating profit declined due in part to significant pricing pressure in the copier and facsimile market. Margin impacts associated with the ongoing transition to a rental revenue model for large national accounts in the copier business and the relative value of the yen also negatively impacted operating profit.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2000
Page 11

Pitney Bowes Management Services' revenue grew seven percent as the company continues to pursue disciplined, profitable growth through providing higher value services, to both new and existing customers.

The Capital Services segment includes primarily asset- and fee-based income generated by large ticket non-core asset transactions. During the quarter, revenue decreased six percent and operating profit increased 15 percent. This performance is consistent with the company's previously stated strategy to concentrate on fee-based income opportunities.

Cost of sales decreased to 56.2 percent of sales revenue in the third quarter of 2000 compared with 56.7 percent in the third quarter of 1999. This was due primarily to lower product costs resulting from productivity improvements.

Cost of rentals and financing decreased to 25.9 percent of related revenues in the third quarter of 2000 compared with 28.1 percent in the third quarter of 1999. This was due primarily to lower depreciation of rental equipment.

Excluding the one-time charge related to the consolidation of information technology staff and infrastructure, selling, service and administrative expenses were 34.2 percent of revenue in the third quarter of 2000 compared with
34.5 percent in the third quarter of 1999. This was due primarily to the company's continued emphasis on controlling operating expenses.

Research and development expenses increased 10.1 percent to $27.6 million in the third quarter of 2000 compared with $25.1 million in the third quarter of 1999. The increase reflects the company's continued commitment to developing new technologies and other mailing and software products.

Net interest expense increased to $51.9 million in the third quarter of 2000 from $41.3 million in the third quarter of 1999. The increase is due mainly to higher interest rates associated with borrowings to fund the share repurchase program.

The effective tax rate for the third quarter of 2000 was 26.4 percent compared with 33.3 percent in 1999. The decrease in the effective tax rate was primarily due to a one-time tax benefit related to recent state tax law changes.

Excluding one-time items from both periods, income from continuing operations and diluted earnings per share from continuing operations increased 2.6 percent and 8.7 percent, respectively. The reason for the increase in diluted earnings per share outpacing the increase in income from continuing operations was the company's share repurchase program.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2000
Page 12


Results of Continuing Operations - nine months of 2000 vs. nine months of 1999
------------------------------------------------------------------------------

For the first nine months of 2000 compared with the same period of 1999, revenue increased four percent to $3,384.3 million while income from continuing operations decreased one percent to $478.9 million. Excluding one-time items from both periods, income from continuing operations increased 5.7 percent to $478.1 million. The factors that affected revenue and earnings performance included those cited for the third quarter of 2000 versus 1999.

On October 4, 2000 the Company advised that it expected full-year 2000 earnings per share to be in the $2.44 to $2.48 range before one-time items. Two factors drove this change in guidance:

o Increased margin pressure in the highly competitive office products markets is having an adverse impact on operating profit in the Office Solutions segment.
o Foreign currency weakness, and softer than anticipated results, particularly in certain segments of the mail creation and logistics product lines of the Mailing and Integrated Logistics segment, are expected to result in reduced revenue growth rates in the fourth quarter.

Consolidated revenue growth in the fourth quarter 2000 is estimated to be flat to slightly down, due principally to flat to slightly down revenue growth in the Mailing and Integrated Logistics segment, which will be negatively impacted by currency, the lack of Credit Card revenues and lower growth in certain systems based mail creation and logistics product lines. Additionally, there are expected to be less favorable comparisons in the Capital Services segment because of higher asset sales revenue in the fourth quarter 1999.

Discontinued Operations
-----------------------

On January 14, 2000, the company sold Atlantic Mortgage & Investment Corporation
(AMIC), a wholly-owned subsidiary of the company to, ABN AMRO North America. The company received approximately $484 million in cash at closing. The transaction is subject to post-closing adjustments. See Note 2 to the consolidated financial statements.

Accounting Pronouncements
-------------------------

In September 2000, Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued, replacing SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, as well as requiring certain additional disclosures. However, it carries over most of SFAS No. 125's provisions. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. However, it is effective for the recognition and reclassification of collateral and for disclosures relating to those transactions for the year ending December 31, 2000. The company is currently evaluating the impact, if any, of adopting the statement.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2000
Page 13

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

Other Matters
-------------

Included in selling, service and administrative expenses in the third quarter of 2000 is a one-time pre-tax charge of approximately $19 million (approximately $11 million after-tax) related to the consolidation of information technology staff and infrastructure. This initiative is focused on creating an efficient global organization and technology platform to leverage the benefits of our current Enterprise-wide Resource Planning (ERP) and e-business initiatives. The third quarter of 2000 also includes a one-time tax benefit of $12 million related to recent state tax law changes.

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

Liquidity and Capital Resources
-------------------------------

The ratio of current assets to current liabilities is 1 to 1 at September 30, 2000 compared with 1.16 to 1 at December 31, 1999. The decrease was due primarily to the sale of AMIC's net assets in January 2000.

As part of a strategic alliance with U.S. Bank, a division of U.S. Bancorp, on June 30, 2000 the company, through Pitney Bowes Credit Corporation (PBCC), its wholly-owned subsidiary, sold its PitneyWorksSM Business RewardsSM Visa(R) and Business Visa(R) card operations, including credit card receivables of approximately $322 million. The company expects to earn fees in connection with the strategic alliance with U.S. Bank. However, the company will no longer originate credit card receivables and as a result will not earn finance income on those balances. This alliance expands the company's capabilities to capture a greater share of the growing small business market. The new alliance will allow PitneyWorks.com, a division of the company which focuses on small business solutions, to continue to market the credit card to small business owners, while providing cardholders with full access to U.S. Bank's respected network of financial resources. The transaction is subject to post-closing adjustments.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2000
Page 14

The company has a medium-term note facility which was established as part of the company's shelf registrations, permitting issuances of up to $500 million in debt securities with a minimum maturity of nine months, of which $300 million remained available at September 30, 2000.

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

PBCC has $625 million of unissued debt securities available at September 30, 2000 from a shelf registration statement filed with the SEC in July 1998. As part of this shelf registration statement in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D, of which $375 million remained available at September 30, 2000.

The company believes that its financing needs for the next 12 months can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and existing commercial paper and medium-term note programs.

The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company in total debt was 71.2 percent at September 30, 2000 compared with 69.1 percent at December 31, 1999. Book value per common share decreased to $5.33 at September 30, 2000 from $6.13 at December 31, 1999 driven primarily by the repurchase of common shares. During the third quarter of 2000 , the company repurchased 2.9 million common shares for $105.8 million.

To control the impact of interest rate risk on its business, the company uses a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements. The company enters into interest rate swap agreements primarily through its financial services business.

Capital Investments
-------------------

In the first nine months of 2000, net investments in fixed assets included $75.5 million in net additions to property, plant and equipment and $113.7 million in net additions to rental equipment and related inventories compared with $70.6 million and $163.7 million, respectively, in the same period in 1999. These additions include expenditures for normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment for both new placements and upgrade programs.

As of September 30, 2000, commitments for the acquisition of property, plant and equipment reflected plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2000
Page 15

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

In August 2000, the U.S.P.S. also issued a proposal to cease placements of non-digital, or letterpress, meters as follows:

o New placements of non-digital meters with a "timeout" feature that enables the meters to be automatically disabled, if not reset within a specified time period are no longer permitted after December 2003.
o New placements of non-digital meters without the "timeout" feature are no longer permitted after June 2001.

The company has submitted comments to the U.S.P.S. proposed schedules described above. Based on the proposed schedules, the company believes that the phaseout of manually reset electronic meters or non-digital meters will not cause a material adverse financial impact on the company.

In May 1995, the U.S.P.S. publicly announced its concept of its Information Based Indicia Program (IBIP) for future postage evidencing devices. As initially stated by the U.S.P.S., the purpose of the program was to develop a new standard for future digital postage evidencing devices which would significantly enhance postal revenue security and support expanded U.S.P.S. value-added services to mailers.

During the period from May 1995 through May 2000, the company submitted extensive comments to a series of proposed IBIP specifications issued by the U.S.P.S. In March 2000, the U.S.P.S. issued the latest set of proposed specifications, entitled "Performance Criteria for Information-Based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the IBI Performance Criteria). The company has submitted comments to the IBI Performance Criteria. In September and October 2000, the U.S.P.S. issued further proposed regulations regarding postage evidencing systems using Information Based Indicia, titled "Refunds and Exchanges" and "Production, Distribution and Use of Postal Security Devices and Information-Based Indicia." The Company will be submitting comments regarding those proposed regulations.

In March 2000, the company received approval from the U.S.P.S. for the commercial launch of the Internet version of a product which satisfies the proposed IBI Performance Criteria, ClickStampTM Online.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2000
Page 16

Forward-looking Statements
--------------------------

The company cautions readers that any forward-looking statements (those which talk about the company's or management's current expectations as to the future) in this Form 10-Q or made by the company management involve risks and uncertainties which may change based on various important factors. Words such as "estimate," "project," "plan," "believe," "expect," and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

o  changes in postal regulations
o  timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o  successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o  the company's success at managing customer credit risk
o  changes in interest rates
o  foreign currency fluctuations


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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2000
Page 17

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

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

        Reg. S-K
        Exhibits      Description
        --------      ------------------------------------

           (12)       Computation of ratio of
                      earnings to fixed charges

           (27)       Financial Data Schedule

(b) Reports on Form 8-K

On October 19, 2000,  the company filed a current report on Form 8-K pursuant to
Item 5 thereof, reporting the Press Release dated October 17, 2000 for the quarter ended September 30, 2000.

On October 5, 2000,  the company filed a current  report on Form 8-K pursuant to
Item 5 thereof, reporting the Press Release dated October 4, 2000 for the revised financial outlook for the periods ended September 30, 2000 and December 31, 2000.

On July 21,  2000,  the company  filed a current  report on Form 8-K pursuant to
Item 5 thereof, reporting the Press Release dated July 18, 2000 for the quarter ended June 30, 2000.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2000
Page 18



                                   Signatures
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                PITNEY BOWES INC.




November 14, 2000




                                /s/ B. P. Nolop
                                -----------------------------------
                                B. P. Nolop
                                Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer)



                                /s/ A. F. Henock
                                -----------------------------------
                                A. F. Henock
                                Vice President - Controller
                                and Chief Tax Counsel
                                (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------




         Reg. S-K
         Exhibits         Description
         --------         ----------------------------

            (12)          Computation of ratio of
                          earnings to fixed charges

            (27)          Financial Data Schedule