Form 10-K
period 2000-12-31
PITNEY BOWES INC /DE/
filed 2001-03-26
CIK 78814

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549-1004
                                   FORM 10-K


 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---
    OF 1934

For the year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock (common stock and $2.12 preference stock) held by non-affiliates of the Registrant as of March 16, 2001 is $8,502,157,743.

Number of shares of common stock, $1 par value, outstanding as of March 16, 2001 is 247,562,695.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Only the following portions of the Pitney Bowes Inc. 2000 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Form 10-K Annual Report:

     (a)  Financial Statements, pages 44 to 65.
     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations and Summary of Selected Financial Data on pages 33 to 43, excluding the information on page 42 relating to Dividend Policy.
     (c)  Stock Exchanges and Stock Information, on page 66.

2. Pitney Bowes Inc. Notice of the 2001 Annual Meeting and Proxy Statement dated March 23, 2001, pages 7 to 8, 11 to 15 and 20 and portions of pages 4, 5, 9, 10, 16, 19 and 21 are incorporated by reference into Part III of this Form 10-K Annual Report.

                                    PART I
                                    ------

Item 1.   Business
          --------

Pitney Bowes Inc. and its subsidiaries (the company) operate in three reportable segments: Global Mailing, Enterprise Solutions and Capital Services. The company operates in the United States and outside the U.S. Financial information concerning revenue, operating profit and identifiable assets by reportable segment and geographic area appears on pages 61 to 63 of the Pitney Bowes Inc. 2000 Annual Report to Stockholders and is incorporated herein by reference.

Global Mailing. Global Mailing includes worldwide revenues from the rental of
--------------
postage meters and the sale, rental and financing of mailing equipment, including mail finishing and software-based mail creation equipment, software-based shipping, transportation and logistics systems, and related supplies and services. Products are sold, rented or financed by the company, while supplies and services are sold. Some of the company's products are sold through dealers outside the U.S.

Products include postage meters, mailing machines, address hygiene software, manifest systems, letter and parcel scales, mail openers, mailroom furniture, folders, paper handling, shipping equipment and software-based shipping and logistics systems.

Enterprise Solutions. Enterprise Solutions includes Pitney Bowes Management
--------------------
Services and Document Messaging Technologies. Pitney Bowes Management Services includes revenues from facilities management contracts for advanced mailing, reprographic, document management and other high-value services. Document Messaging Technologies includes revenues from the sale, service and financing of high speed, software-enabled production mail systems, sortation equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software. Products are sold, rented or financed by the company, while supplies and services are sold.

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

The financial services operations provide lease financing for the company's products (for both the Global Mailing and Enterprise Solutions segments) in the U.S., Canada, the United Kingdom, Germany, France, Norway, Ireland, Australia, Austria, Spain, Italy, Switzerland and Sweden. Consolidated financial services operations financed 37 percent of consolidated sales in 2000, 37 percent in 1999, and 39 percent in 1998. Consolidated financial services operations financed approximately 76 percent, 73 percent and 76 percent of leasable sales in 2000, 1999, and 1998, respectively.

Capital Services.   Capital Services provides large-ticket financing and fee-
----------------
based programs covering a broad range of products and other financial services.

Products financed include both commercial and non-commercial aircraft, over-the-road trucks and trailers, locomotives, railcars, rail and bus facilities, office equipment and high-technology equipment such as data processing and communications equipment. The finance operations have also participated, on a select basis, in certain other types of financial transactions including: sales of lease transactions, senior secured loans in connection with acquisitions, leveraged buyout and recapitalization financings and certain project financings.

Discontinued Operations.  On December 11, 2000, the company announced that its
------------------------
Board of Directors approved a formal plan to spin off the company's Office Systems business to stockholders as an independent, publicly-traded company. The transaction is expected to be completed by the end of the third quarter 2001. Operating results of Office Systems have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Prior year results have been reclassified to conform to the current year presentation.

On January 14, 2000, the company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the company, to ABN AMRO North America. The company received approximately $484 million in cash at closing. Accordingly, operating results of AMIC have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Prior year results have been reclassified to conform to the current year presentation. In connection with the sale, the company recorded a loss of approximately $27.6 million (net of taxes of $18.4 million) for the year ended December 31, 1999. The transaction is subject to post-closing adjustments.

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

Support Services.  The company maintains extensive field service organizations
----------------
in the U.S. and certain other countries to provide support services to customers who have rented, leased or purchased equipment. Such support services, provided primarily on the basis of annual maintenance contracts, accounted for approximately 13 percent of revenue in 2000, and 12 percent in 1999 and 1998.

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

Research and Development/Patents.  The company has research and development
--------------------------------
programs that are directed towards developing new products and service methods. Expenditures on research and development totaled $120.5 million, $108.9 million, and $100.8 million in 2000, 1999, and 1998, respectively.

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

Environmental Regulation.  The company is subject to federal, state and local
------------------------
laws and regulations relating to the environment and is currently named as a member of various groups of potentially responsible parties in administrative or court proceedings. As we previously announced, in 1996 the Environmental Protection Agency (EPA) issued an administrative order directing the company to be part of a soil cleanup program at the Sarney Farm site in Amenia, New York. The site was operated as a landfill between the years 1968 and 1970 by parties unrelated to the company, and wastes from a number of industrial sources were disposed there. The company does not concede liability for the condition of the site, but is working with the EPA and other potentially responsible parties to evaluate remediation options and negotiate allocation of past and future remediation costs. Based on the facts presently known, we estimate the total cost of our remediation effort to be approximately $5 million. This amount has been recorded as a liability in the Consolidated Balance Sheet at December 31, 2000.

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

Regulatory Matters. In 2000, the U.S. Postal Service (U.S.P.S.) issued a
------------------
proposed schedule for the phaseout of manually reset electronic meters in the U.S. as follows:

 .    As of February 1, 2000, new placements of manually reset electronic meters are no longer permitted.
 .    Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements. Leases or rentals due to expire in the year 2000 can be extended to December 31, 2001.

In August 2000, the U.S.P.S. also issued a proposal to cease placements of non-digital, or letterpress, meters as follows:

 .    New placements of non-digital meters with a "timeout" feature that enables the meters to be automatically disabled, if not reset within a specified time period, are no longer permitted after December 2003.
 .    New placements of non-digital meters without the "timeout" feature are no longer permitted after June 2001.

The company has submitted comments to the U.S.P.S.'s proposed schedules described above. Based on the proposed schedules, the company believes that the phaseout of manually reset electronic meters will not cause a material adverse financial impact on the company. The company is working with the U.S.P.S. to meet the non-digital meter phaseout schedule and is currently evaluating the potential financial impact on the company.

As a result of the company's aggressive efforts to meet the U.S.P.S's mechanical meter migration phaseout schedule combined with the company's ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represented less than 1% of the company's installed U.S. meter base at December 31, 2000 and 1999. The company continues to work in close cooperation with the U.S.P.S., to convert those mechanical meter customers who have not migrated to digital or electronic meters.

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

During the period from May 1995 through December 31, 2000, the company has submitted extensive comments to a series of proposed IBIP specifications issued by the U.S.P.S. In March 2000, the U.S.P.S. issued the latest set of proposed specifications, entitled "Performance Criteria for Information-Based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the IBI Performance Criteria). The company has submitted comments to the IBI Performance Criteria. In September and October 2000, the U.S.P.S. issued further proposed regulations regarding postage evidencing systems using Information Based Indicia, titled "Refunds and Exchanges" and "Production, Distribution and Use of Postal Security Devices and Information-Based Indicia." The company has submitted comments regarding those proposed regulations.

In March 2000, the company received approval from the U.S.P.S. for the commercial launch of the Internet version of a product which satisfies the proposed IBI Performance Criteria, ClickStamp(TM) Online.

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

Employee Relations.  At December 31, 2000, 23,335 persons were employed by the
------------------
company in the U.S. and 5,207 outside the U.S. Employee relations are considered to be satisfactory. The majority of employees are not represented by any labor union. Management follows the policy of keeping employees informed of its decisions, and encourages and implements employee suggestions whenever practicable.

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

Global Mailing.  Global Mailing products are manufactured in a number of plants
--------------
principally in Connecticut, as well as in Harlow, England. Most of these facilities are owned by the company. At December 31, 2000, there were 134 sales, support services, and finance offices, substantially all of which are leased, located throughout the U.S. and in a number of other countries.

Enterprise Solutions.  The company's Document Messaging Technologies (DMT)
---------------------
business is headquartered in Danbury, Connecticut. DMT leases 5 facilities located throughout the U.S. The company's management services subsidiary is headquartered in Stamford, Connecticut and leases 36 facilities located throughout the U.S., and a facility in Toronto, Ontario, Canada, and London, England.

Executive and administrative offices of the financing operations (for both the Global Mailing and Enterprise Solutions segments) within the U.S. are located in Shelton, Connecticut. Offices of the financing operations outside the U.S. are maintained in Mississauga, Ontario, Canada; London, England; Heppenheim, Germany; Paris, France; Oslo, Norway; Dublin, Ireland; French's Forest, Australia; Vienna, Austria; Effretikon, Switzerland; Milan, Italy; Barcelona, Spain; and Stockholm, Sweden.

Capital Services. Pitney Bowes Credit Corporation (PBCC) leases an executive and
----------------
administrative office in Shelton, Connecticut, which is owned by Pitney Bowes Inc. There are nine leased regional and district sales offices located throughout the U.S.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

None.

Executive Officers of the Registrant
------------------------------------
                                                                                                 Executive
                                                                                                 Officer
Name                                           Age    Title                                      Since
-----                                          ---    -----                                      -----------
Michael J. Critelli                            52     Chairman and Chief Executive Officer       1988

Marc C. Breslawsky                             58     President and Chief Operating Officer      1985

Brian Baxendale                                58     Executive Vice President and               2000
                                                      President, Pitney Bowes Document
                                                      Messaging Technologies

Gregory E. Buoncontri                          53     Vice President and Chief Information       2000
                                                      Officer

Amy C. Corn                                    47     Vice President and Corporate Secretary     1996

Meredith B. Fischer                            48     Vice President, Corporate Marketing        1996
                                                      and Chief Communications Officer

Karen M. Garrison                              52     Executive Vice President and President,    1999
                                                      Pitney Bowes Business Services

Suzanne N. Grey                                50     Vice President, Strategy Planning          1999
                                                      and New Business Development

Arlen F. Henock                                44     Vice President - Finance                   1996

Luis A. Jimenez                                56     Vice President, Global Growth and          1999
                                                      Futures Strategy

Matthew S. Kissner                             46     Executive Vice President and Group         1997
                                                      President, Pitney Bowes Small Business
                                                      and Financial Services

Murray D. Martin                               53     Executive Vice President and Group         1998
                                                      President, Global Mailing Systems

John N. D. Moody                               56     Executive Vice President - Office          1997
                                                      of the Chairman

Sara E. Moss                                   54     Vice President and General Counsel         1996

Bruce P. Nolop                                 50     Executive Vice President and               2000
                                                      Chief Financial Officer

Fred M. Purdue                                 54     Vice President and General Manager,        1999
                                                      Business Reengineering

Murray L. Reichenstein                         63     Vice President, E-Business and Chief       1996
                                                      Development Officer

Kathleen E. Synnott                            47     Vice President and General Manager,        1999
                                                      Customer Relationship Management

Johnna G. Torsone                              50     Vice President and Chief                   1993
                                                      Human Resources Officer

Joseph E. Wall                                 49     Vice President and Chief Technology        1996
                                                      Officer

There is no family relationship among the above officers, all of which have served in various corporate, division or subsidiary positions with the company for at least the past five years except G.E. Buoncontri, L.A. Jimenez, S.E. Moss, B.P. Nolop, M.L. Reichenstein and J.E. Wall.

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

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Stock and Related Stockholders'
         ------------------------------------------------------------------
Matters
-------

The sections entitled "Stock Exchanges" and "Stock Information" on page 66 of the Pitney Bowes Inc. 2000 Annual Report to Stockholders are incorporated herein by reference. At December 31, 2000, the company had 32,231 common stockholders of record.

Item 6.  Selected Financial Data
         -----------------------

The section entitled "Summary of Selected Financial Data" on page 43 of the Pitney Bowes Inc. 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 33 to 42 of the Pitney Bowes Inc. 2000 Annual Report to Stockholders is incorporated herein by reference, except for the section on page 42 relating to "Dividend Policy".

The section under "Legal, Environmental and Regulatory Matters" titled "Regulation" on pages 40 and 41 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference as mentioned above should be read in conjunction with the discussion under "Regulatory Matters" in Part I, Item 1 on page 5 of this Annual Report on Form 10-K.

The company wants to caution readers that any forward-looking statements with the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (those which talk about the company's or management's current expectations as to the future and include, but are not limited to, statements about possible restructuring charges and future guidance) in this Form 10-K, other reports or press releases or made by the company's management involve risks and uncertainties which may change based on various important factors. Words such as "estimate", "project", "plan", "believe", "expect", "anticipate", "intend", and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

 .  changes in postal regulations
 .  timely development and acceptance of new products
 .  success in gaining product approval in new markets where regulatory approval is required
 .  successful entry into new markets
 .  mailers' utilization of alternative means of communication or competitors'
   products
 .  our success at managing customer credit risk
 .  changes in interest rates
 .  foreign currency fluctuations
 .  terms and timing of the spin-off of Office Systems

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

The section entitled "Market Risk" on page 40 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Pitney Bowes Inc. 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 22, 2001, appearing on pages 44 to 65 of the Pitney Bowes Inc. 2000 Annual Report to Stockholders are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

Except for information regarding the company's executive officers (see "Executive Officers of the Registrant" on page 7 of this Form 10-K), the information called for by this Item is incorporated herein by reference to the sections entitled "Election of Directors", "How much stock is owned by directors, nominees and executive officers?" and "Security Ownership" on pages 7 to 9 and 4 to 5 of the Pitney Bowes Inc. Notice of the 2001 Annual Meeting and Proxy Statement.

Item 11.  Executive Compensation
          ----------------------

The sections entitled "Directors' Compensation", "Executive Officer Compensation", "Severance and Change of Control Arrangements" and "Pension Benefits" on pages 10 to 16, and 19 to 21 of the Pitney Bowes Inc. Notice of the 2001 Annual Meeting and Proxy Statement are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The section entitled "How much stock is owned by directors, nominees and executive officers?" and "Security Ownership" on pages 4 to 5 of the Pitney Bowes Inc. Notice of the 2001 Annual Meeting and Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

None.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)  1.   Financial statements - see Item 8 on page 9 and "Index to Financial
          Schedules" on page 18.

     2. Financial statement schedules - see "Index to Financial Schedules" on page 18.

    3.    Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Reg. S-K
Exhibits              Description                     Status or Incorporation by Reference
--------       -------------------------          ----------------------------------------------

(3)(a)         Restated Certificate of            Incorporated by reference to Exhibit (3a) to
               Incorporation, as amended          Form 10-K as filed with the Commission on March
                                                  30, 1993. (Commission file number 1-3579)

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

Executive Compensation Plans:
----------------------------

(10) (a)       Retirement Plan for Directors      Incorporated by reference to Exhibit (10a) to
               of Pitney Bowes Inc.               Form 10-K as filed with the Commission on March
                                                  30, 1993. (Commission file number 1-3579)

   (b)         Pitney Bowes Inc. Directors'       Incorporated by reference to Exhibit (i) to
               Stock Plan  (as amended and        Form 10-K as filed with the Commission on March
               restated 1997)                     31, 1997. (Commission file number 1-3579)

   (b.1)       Pitney Bowes Inc. Directors'       Incorporated by reference to Exhibit (i) to Form
               Stock Plan  (as amended and        10-K as filed with the Commission on March 30,
               restated 1999)                     2000. (Commission file number 1-3579)

   (c)         Pitney Bowes 1991 Stock Plan       Incorporated by reference to Exhibit (10b) to
                                                  Form 10-K as filed with the Commission on March
                                                  25, 1992. (Commission file number 1-3579)

   (c.1)       First Amendment to Pitney          Incorporated by reference to Exhibit (ii) to
               Bowes 1991 Stock Plan              Form 10-K as filed with the Commission on March
                                                  31, 1997. (Commission file 1-3579)

   (c.2)       Second Amendment to Pitney         Incorporated by reference to Exhibit (i) to
               Bowes 1991 Stock Plan              Form 10-Q as filed with the Commission on
                                                  November 13, 1997. (Commission file number
                                                  1-3579)

   (c.3)       Pitney Bowes 1991 Stock Plan (as   Incorporated by reference to Exhibit (10) to
               amended and restated)              Form 10-Q as filed with the Commission on May
                                                  14, 1998. (Commission file number 1-3579)

   (c.4)       Pitney Bowes 1998 Stock Plan (as   Incorporated by reference to Exhibit (ii) to
               amended and restated )             Form 10-K as filed with the Commission on March
                                                  30, 2000. (Commission file number 1-3579)

   (d)         Pitney Bowes Inc. Key Employees'   Incorporated by reference to Exhibit (10c) to
               Incentive Plan (as amended and     Form 10-K as filed with the Commission on March
               restated)                          25, 1992. (Commission file number 1-3579)

   (d.1)       First Amendment to Pitney          Incorporated by reference to Exhibit (iii) to
               Bowes Inc. Key Employees'          Form 10-K as filed with the Commission on March
               Incentive Plan (as amended and     31, 1997. (Commission file number 1-3579)
               restated June 10, 1991)

   (d.2)       Second Amendment to Pitney Bowes   Exhibit (i)
               Inc. Key Employees' Incentive
               Plan (as amended and restated)

   (e)         1979 Pitney Bowes Stock Option     Incorporated by reference to Exhibit (10d) to
               Plan (as amended and restated)     Form 10-K as filed with the Commission on March
                                                  25, 1992. (Commission file number 1-3579)

   (f)         Pitney Bowes Severance Plan, as    Incorporated by reference to Exhibit (10) to
               amended, dated December 12, 1988   Form 10-K as filed with the Commission on March
                                                  23, 1989. (Commission file number 1-3579)

   (g)         Pitney Bowes Executive Severance   Incorporated by reference to Exhibit (10h) to
               Policy, adopted December 11,       Form 10-K as filed with the Commission on April
               1995                               1, 1996. (Commission file number 1-3579)

   (h)         Pitney Bowes Inc. Deferred         Incorporated by reference to Exhibit (i) to
               Incentive Savings Plan for the     Form 10-Q as filed with the Commission on May
               Board of Directors                 15, 1997. (Commission file number 1-3579)

   (h.1)       Pitney Bowes Inc. Deferred         Incorporated by reference to Exhibit (iii) to
               Incentive Savings Plan for the     Form 10-K as filed with the Commission on March
               Board of Directors (as amended     30, 2000.  (Commission file number 1-3579)
               and restated 1999)

   (i)         Pitney Bowes Inc. Deferred         Incorporated by reference to Exhibit (v) to
               Incentive Savings Plan             Form 10-K as filed with the Commission on March
                                                  31, 1997. (Commission file number 1-3579)

   (j)         Pitney Bowes U.K. Stock Option     Incorporated by reference to Exhibit (iv) to
               Plan (as amended and restated      Form 10-K as filed with the Commission on March
               1999)                              30, 2000.  (Commission file number 1-3579)

   (k)         Pitney Bowes Letter of Agreement   Exhibit (vi)
               with Marc C. Breslawsky dated
               October 27, 2000

   (l)         Pitney Bowes Separation            Exhibit (vii)
               Agreement with Marc C.
               Breslawsky dated October 27, 2000

   (m)         Pitney Bowes Separation            Exhibit (viii)
               Agreement with Marc C.
               Breslawsky dated October 27, 2000

(12)           Computation of ratio of earnings   Exhibit (ii)
               to fixed charges

(13)           Portions of annual report to       Exhibit (iii)
               security holders

(21)           Subsidiaries of the registrant     Exhibit (iv)

(23)           Consent of experts and counsel     Exhibit (v)


(b)            Reports on Form 8-K

               On December 11, 2000, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated December 11, 2000, regarding its announcement to spin off the company's Office System business to stockholders.

               On October 19, 2000, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated October 17, 2000, regarding its financial results for the period ended September 30, 2000.

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

                                   Pitney Bowes Inc.



                                   By /s/ Michael J. Critelli
                                      -----------------------
                                    (Michael J. Critelli)
                                    Chairman and Chief
                                    Executive Officer

                                    Date March 26, 2001
                                         --------------

                               SIGNATURES
                               ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                           Date
---------                  -----                           ----

/s/ Michael J. Critelli    Chairman and Chief              March 26, 2001
-------------------------                                  --------------
Michael J. Critelli        Executive Officer - Director

/s/ Marc C. Breslawsky     President and Chief             March 26, 2001
-------------------------                                  --------------
Marc C. Breslawsky         Operating Officer - Director

/s/ Bruce P. Nolop         Executive Vice President and    March 26, 2001
-------------------------                                  --------------
Bruce P. Nolop             Chief Financial Officer
                           (principal financial officer)

/s/ Arlen F. Henock        Vice President - Finance        March 26, 2001
-------------------------                                  --------------
Arlen F. Henock            (principal accounting
                           officer)

/s/ Linda G. Alvarado      Director                        March 26, 2001
-------------------------                                  --------------
Linda G. Alvarado

/s/ William E. Butler      Director                        March 26, 2001
-------------------------                                  --------------
William E. Butler

/s/ Colin G. Campbell      Director                        March 26, 2001
-------------------------                                  --------------
Colin G. Campbell

/s/ Jessica P. Einhorn     Director                        March 26, 2001
-------------------------                                  --------------
Jessica P. Einhorn

/s/ Ernie Green            Director                        March 26, 2001
-------------------------                                  --------------
Ernie Green

/s/ Herbert L. Henkel      Director                        March 26, 2001
-------------------------                                  --------------
Herbert L. Henkel

/s/ James H. Keyes         Director                        March 26, 2001
-------------------------                                  --------------
James H. Keyes

/s/ John S. McFarlane      Director                        March 26, 2001
-------------------------                                  --------------
John S. McFarlane

/s/ Michael I. Roth        Director                        March 26, 2001
-------------------------                                  --------------
Michael I. Roth

/s/ Phyllis S. Sewell      Director                        March 26, 2001
-------------------------                                  --------------
Phyllis S. Sewell

                          INDEX TO FINANCIAL SCHEDULES
                          ----------------------------

The financial schedules should be read in conjunction with the financial statements in the Pitney Bowes Inc. 2000 Annual Report to Stockholders. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Also, separate financial statements of less than 100 percent owned companies, which are accounted for by the equity method, have been omitted because they do not constitute significant subsidiaries.

                                                            Page
                                                            ----
Pitney Bowes Inc.:

    Report of independent accountants on financial
    statement schedule                                        19

    Financial statement schedule for the years 1998 - 2000:

         Valuation and qualifying accounts and
         reserves (Schedule II)                               20

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Pitney Bowes Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 22, 2001 appearing on page 65 of the Pitney Bowes Inc. 2000 Annual Report to Stockholders (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)2 of this Form 10-
K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Stamford, Connecticut
January 22, 2001

                               PITNEY BOWES INC.

                     SCHEDULE II - VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES

                 FOR THE YEARS ENDED DECEMBER 31, 1998 TO 2000

(Dollars in thousands)

                                                                Additions
                                            Balance at          charged to                               Balance
                                           Beginning of         costs and                                at end
Description                                   year              expenses             Deductions          of year
-----------                                ------------         ----------           ----------          -------
Allowance for doubtful accounts
-------------------------------

2000                                        $ 28,716             $ 9,337             $11,585 (2)        $ 26,468
1999                                        $ 24,665             $ 8,668             $ 4,617 (2)        $ 28,716
1998                                        $ 21,129             $ 9,872             $ 6,336 (2)        $ 24,665

Allowance for credit losses on finance receivables
--------------------------------------------------

2000                                        $104,721             $58,421             $65,791 (2)        $ 97,351
1999                                        $130,775             $67,257             $93,311 (2) (3)    $104,721
1998                                        $132,308             $73,142             $74,675 (2) (3)    $130,775

Valuation allowance for deferred tax asset (1)
------------------------------------------

2000                                        $ 35,443             $   372             $10,866            $ 24,949
1999                                        $ 39,872             $   586             $ 5,015            $ 35,443
1998                                        $ 41,301             $ 2,189             $ 3,618            $ 39,872

(1) Included in balance sheet as a liability.
(2) Principally uncollectible accounts written off.
(3) Amounts include the write-off of finance receivables retained in connection with the disposal of our small-ticket external leasing business against previously established allowance for credit losses recorded at the time of disposal of this business in 1998.