Form 10-Q
period 2001-03-31
PITNEY BOWES INC /DE/
filed 2001-05-11
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M  1 0 - Q




 X  QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

    ACT OF 1934

For the transition period from                 to
                               ---------------    ------------------


Commission File Number: 1-3579



                                PITNEY BOWES INC.



   State of Incorporation                        IRS Employer Identification No.
          Delaware                                         06-0495050




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

Number of shares of common stock, $1 par value, outstanding as of April 30, 2001 is 246,791,148.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 2


                                Pitney Bowes Inc.
                                      Index
                                -----------------

                                                                     Page Number
                                                                     -----------

Part I - Financial Information:

   Item 1: Financial Statements

     Consolidated Statements of Income (unaudited) - Three Months
         Ended March 31, 2001 and 2000................................        3

     Consolidated Balance Sheets - March 31, 2001 (unaudited)
         and December 31, 2000........................................        4

     Consolidated Statements of Cash Flows (unaudited) -
         Three Months Ended March 31, 2001 and 2000...................        5

     Notes to Consolidated Financial Statements.......................   6 - 10

   Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......  11 - 17

Part II - Other Information:

   Item 1:  Legal Proceedings.........................................       18

   Item 6:  Exhibits and Reports on Form 8-K..........................       18

Signatures............................................................       19

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 3


                         Part I - Financial Information

Item 1. Financial Statements.

                                Pitney Bowes Inc.
                        Consolidated Statements of Income
                                   (Unaudited)
                        ---------------------------------

(Dollars in thousands, except per share data)
                                                                      Three Months Ended March 31,
                                                                     -----------------------------
                                                                              2001            2000
                                                                     -------------   -------------
Revenue from:
  Sales.................................................              $    471,472    $    441,194
  Rentals and financing.................................                   367,992         380,671
  Support services......................................                   126,859         122,900
                                                                     -------------   -------------

    Total revenue.......................................                   966,323         944,765
                                                                     -------------   -------------

Costs and expenses:
  Cost of sales.........................................                   278,350         258,094
  Cost of rentals and financing.........................                    90,833          99,916
  Selling, service and administrative...................                   322,903         317,869
  Research and development..............................                    31,602          29,511
  Interest, net.........................................                    50,585          44,684
  Restructuring charge..................................                    43,151               -
                                                                     -------------   -------------

    Total costs and expenses............................                   817,424         750,074
                                                                     -------------   -------------

Income from continuing operations before
  income taxes..........................................                   148,899         194,691
Provision for income taxes..............................                    44,962          61,238
                                                                     -------------   -------------
Income from continuing operations.......................                   103,937         133,453
Income from discontinued operations (Note 2)............                         -          18,100
Cumulative effect of accounting change................                           -          (4,683)
                                                                     =============   =============
Net income..............................................               $   103,937     $   146,870
                                                                     =============   =============

Basic earnings per share:
  Continuing operations.................................               $       .42     $       .51
  Discontinued operations...............................                         -             .07
  Cumulative effect of accounting change................                         -            (.02)
                                                                     -------------   -------------
  Net income............................................               $       .42     $       .56
                                                                     =============   =============

Diluted earnings per share:
  Continuing operations.................................               $       .42     $       .50
  Discontinued operations...............................                         -             .07
  Cumulative effect of accounting change................                         -            (.02)
                                                                     -------------   -------------
  Net income............................................               $       .42     $       .55
                                                                     =============   =============

Dividends declared per share of
  common stock..........................................               $       .29     $      .285
                                                                     =============   =============



                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 4
                                Pitney Bowes Inc.
                           Consolidated Balance Sheets
                           ---------------------------

                                                                              March 31,   December 31,
(Dollars in thousands, except share data)                                          2001           2000
                                                                          -------------  -------------
                                                                            (unaudited)
Assets
------
Current assets:
    Cash and cash equivalents..........................................   $     194,386  $     198,255
    Short-term investments, at cost which
        approximates market............................................           1,572         15,250
    Accounts receivable, less allowances:
        3/01, $25,860; 12/00, $26,468..................................         323,135        313,510
    Finance receivables, less allowances:
        3/01, $43,184; 12/00, $44,129..................................       1,539,414      1,592,920
    Inventories (Note 3)...............................................         184,734        167,969
    Other current assets and prepayments...............................         168,177        145,786
    Net assets of discontinued operations..............................         215,594        193,018
                                                                          -------------  -------------

        Total current assets...........................................       2,627,012      2,626,708

Property, plant and equipment, net (Note 4)............................         492,749        491,312
Rental equipment and related inventories, net (Note 4).................         586,340        620,841
Property leased under capital leases, net (Note 4).....................           2,098          2,303
Long-term finance receivables, less allowances:
    3/01, $53,681; 12/00, $53,222......................................       1,916,666      1,980,876
Investment in leveraged leases.........................................       1,169,389      1,150,656
Goodwill, net of amortization:
    3/01, $60,423; 12/00, $58,658......................................         219,859        203,447
Other assets...........................................................         647,814        612,760
Net assets of discontinued operations..................................         211,726        212,363
                                                                          -------------  -------------

Total assets...........................................................   $   7,873,653  $   7,901,266
                                                                          =============  =============

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
    Accounts payable and accrued liabilities...........................   $   1,004,469  $     995,283
    Income taxes payable...............................................         264,379        262,125
    Notes payable and current portion of
        long-term obligations .........................................       1,229,189      1,277,941
    Advance billings...................................................         339,297        346,228
                                                                          -------------  -------------

        Total current liabilities......................................       2,837,334      2,881,577

Deferred taxes on income...............................................       1,240,225      1,226,597
Long-term debt (Note 5)................................................       1,911,636      1,881,947
Other noncurrent liabilities...........................................         321,913        316,170
                                                                          -------------  -------------

        Total liabilities..............................................       6,311,108      6,306,291
                                                                          -------------  -------------

Preferred stockholders' equity in a subsidiary company.................         310,000        310,000

Stockholders' equity:
    Cumulative preferred stock, $50 par
        value, 4% convertible..........................................              29             29
    Cumulative preference stock, no par
        value, $2.12 convertible.......................................           1,695          1,737
    Common stock, $1 par value.........................................         323,338        323,338
    Capital in excess of par value.....................................           7,972         10,298
    Retained earnings..................................................       3,798,924      3,766,995
    Accumulated other comprehensive income (Note 8)....................        (135,815)      (139,434)
    Treasury stock, at cost............................................      (2,743,598)    (2,677,988)
                                                                          -------------  -------------

        Total stockholders' equity.....................................       1,252,545      1,284,975
                                                                          -------------  -------------

Total liabilities and stockholders' equity.............................   $   7,873,653  $   7,901,266
                                                                          =============  =============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 5

                                Pitney Bowes Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                      -------------------------------------
(Dollars in thousands)
                                                                               Three Months Ended
                                                                                    March 31,
                                                                         -----------------------------
                                                                                 2001             2000
                                                                         ------------     ------------
Cash flows from operating activities:
    Net income.........................................................   $   103,937      $   146,870
    Adjustments to reconcile net income to
        net cash provided by operating activities:
           Nonrecurring charges, net...................................        49,160                -
           Nonrecurring payments.......................................        (6,693)               -
           Depreciation and amortization...............................        80,219           78,588
           Increase in deferred taxes on income........................        17,832           36,454
           Change in assets and liabilities:
               Accounts receivable.....................................         3,387           15,457
               Net investment in internal finance receivables..........        33,242           16,765
               Inventories.............................................         3,614           (5,863)
               Other current assets and prepayments....................          (762)         (25,155)
               Accounts payable and accrued liabilities................      (107,762)         (44,117)
               Income taxes payable....................................         2,684           10,688
               Advance billings........................................       (10,869)          (1,500)
               Other, net..............................................        (6,337)         (12,108)
                                                                         ------------     ------------

               Net cash provided by operating activities...............       161,652          216,079
                                                                         ------------     ------------

Cash flows from investing activities:
    Short-term investments.............................................        13,667          (16,682)
    Net investment in fixed assets.....................................       (56,671)         (52,490)
    Net investment in finance receivables..............................        17,353          (33,726)
    Net investment in capital and mortgage services....................        58,741           74,373
    Investment in leveraged leases.....................................       (16,188)         (18,159)
    Proceeds and cash receipts from the sale of
    discontinued operations ...........................................             -          512,780
    Net investment in insurance contracts..............................         2,960         (131,548)
    Other investing activities.........................................         6,402            6,148
                                                                         ------------     ------------

               Net cash provided by investing activities...............        26,264          340,696
                                                                         ------------     ------------

Cash flows from financing activities:
    Increase (decrease) in notes payable, net..........................       228,079         (343,659)
    Proceeds from long-term obligations................................           786           45,181
    Principal payments on long-term obligations........................      (282,521)          (5,970)
    Proceeds from issuance of stock....................................         3,901            7,084
    Stock repurchases..................................................       (71,879)        (218,291)
    Dividends paid.....................................................       (72,008)         (75,045)
                                                                         ------------     ------------

               Net cash used in financing activities...................      (193,642)        (590,700)
                                                                         ------------     ------------

Effect of exchange rate changes on cash................................         1,857           (1,282)
                                                                         ------------     ------------

Decrease in cash and cash equivalents..................................        (3,869)         (35,207)

Cash and cash equivalents at beginning of period.......................       198,255          254,270
                                                                         ------------     ------------

Cash and cash equivalents at end of period.............................   $   194,386      $   219,063
                                                                         ============     ============

Interest paid..........................................................   $    64,021      $    63,594
                                                                         ============     ============

Income taxes paid, net.................................................   $    11,718      $    17,753
                                                                         ============     ============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 6
                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at March 31, 2001 and December 31, 2000, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000 have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 2000 Annual Report to Stockholders on Form 10-K.

Note 2:
------

On December 11, 2000, the company announced that its Board of Directors approved a formal plan to spin off the company's Office Systems business to stockholders as an independent, publicly-traded company. The company expects the spin-off to be tax free as provided for under the Internal Revenue Code. The transaction is expected to be completed by the end of the third quarter of 2001. Revenue of Office Systems was $151.9 million and $157.2 million for the quarters ended March 31, 2001 and 2000, respectively. Net interest expense allocated to Office Systems' discontinued operations was $2.9 million and $2.5 million for the quarters ended March 31, 2001 and 2000, respectively. Interest has been allocated based on the net assets of Office Systems charged at the company's weighted average borrowing rate. Operating results of Office Systems have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Prior year results have been reclassified to conform to the current year presentation. Income from Office Systems' discontinued operations for the first quarter of 2001 was $7.6 million (net of taxes of $4.8 million), offset by costs, expenses and restructuring charges directly associated with the spin-off. The company expects that income from Office Systems' discontinued operations between the measurement date (December 11, 2000) and the spin-off date will exceed the total amount of costs, expenses and restructuring charges directly associated with the spin-off. Income from Office Systems' discontinued operations for the first quarter of 2000 was $18.1 million (net of taxes of $11.7 million). Net assets of Office Systems' discontinued operations have been separately classified in the Consolidated Balance Sheets. Cash flow impacts of Office Systems' discontinued operations have not been segregated in the Consolidated Statements of Cash Flows.

On January 14, 2000, the company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the company, to ABN AMRO North America. The company received approximately $484 million in cash at closing. The transaction is subject to post-closing adjustments.

Note 3:
------

Inventories are comprised of the following:

(Dollars in thousands)                                                  March 31,    December 31,
                                                                             2001            2000
                                                                   ------------------------------
Raw materials and work in process..............................    $       71,809  $       67,990
Supplies and service parts.....................................            46,304          38,708
Finished products..............................................            66,621          61,271
                                                                   --------------  --------------

Total .........................................................    $      184,734  $      167,969
                                                                   ==============  ==============

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 7

Note 4:
------

Fixed assets are comprised of the following:

(Dollars in thousands)                                                  March 31,    December 31,
                                                                             2001            2000
                                                                   --------------  --------------
Property, plant and equipment..................................    $    1,215,829  $    1,195,319
Accumulated depreciation.......................................          (723,080)       (704,007)
                                                                   --------------  --------------

Property, plant and equipment, net.............................    $      492,749  $      491,312
                                                                   ==============  ==============

Rental equipment and related inventories.......................    $    1,208,958  $    1,218,251
Accumulated depreciation.......................................          (622,618)       (597,410)
                                                                   --------------  --------------

Rental equipment and related inventories, net..................    $      586,340  $      620,841
                                                                   ==============  ==============

Property leased under capital leases...........................    $       19,112  $       19,059
Accumulated amortization.......................................           (17,014)        (16,756)
                                                                   --------------  --------------

Property leased under capital leases, net......................    $        2,098  $        2,303
                                                                   ==============  ==============

Note 5:
------

The company has a medium-term note facility, which was established as part of the company's shelf registrations, permitting issuances of up to $500 million in debt securities with a minimum maturity of nine months, of which $300 million remained available at March 31, 2001.

In April 2001, the company issued the remaining $300 million of notes available from its shelf registration. These unsecured notes bear annual interest at 5.875% and mature in May 2006. The proceeds will be used for general corporate purposes including the repayment of commercial paper, financing acquisitions and the repurchase of the company's stock.

PBCC has $425 million of unissued debt securities available at March 31, 2001 from a shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D, of which $175 million remained available at March 31, 2001.

Note 6:
------

A reconciliation of the basic and diluted earnings per share computations for income from continuing operations for the three months ended March 31, 2001 and 2000 is as follows (in thousands, except per share data):

                                              2001                                       2000
                             ------------------------------------       ------------------------------------

                                                              Per                                        Per
                                  Income        Shares      Share            Income         Shares     Share
-----------------------------------------------------------------       ------------------------------------
Income from continuing
  operations                 $   103,937                                $   133,453
Less:
    Preferred stock
     dividends                        (1)                                         -
    Preference stock
     dividends                       (33)                                       (35)
-----------------------------------------------------------------       ------------------------------------

Basic earnings per
 share                       $   103,903       248,125    $   .42       $   133,418        263,061   $   .51
-----------------------------------------------------------------       ------------------------------------

Effect of dilutive
 securities:
    Preferred stock                    1            14                            -             14
    Preference stock                  33         1,013                           35          1,078
    Stock options                                  520                                       1,736
    Other                                           89                                         145
-----------------------------------------------------------------       ------------------------------------

Diluted earnings per
 share                       $   103,937       249,761    $   .42       $   133,453        266,034   $   .50
=================================================================       ====================================

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 8

Note 7:
------

Revenue and operating profit by business segment for the three months ended March 31, 2001 and 2000 were as follows:

                                                                    Three Months Ended March 31,
                                                                 ----------------------------------
(Dollars in thousands)                                                       2001              2000
                                                                 ----------------  ----------------
Revenue:
   Global Mailing..............................................       $   692,736       $   698,051
   Enterprise Solutions........................................           230,590           201,537
                                                                 ----------------  ----------------

   Total Messaging Solutions...................................           923,326           899,588

   Capital Services............................................            42,997            45,177
                                                                 ----------------  ----------------

Total revenue..................................................       $   966,323       $   944,765
                                                                 ================  ================


Operating Profit: (1)
   Global Mailing..............................................       $   207,171       $   197,177
   Enterprise Solutions........................................            18,819            14,695
                                                                 ----------------  ----------------

   Total Messaging Solutions...................................           225,990           211,872

   Capital Services............................................            14,705            13,121
                                                                 ----------------  ----------------

Total operating profit.........................................           240,695           224,993

Unallocated amounts:
   Net interest (corporate interest expense,
    net of intercompany transactions)..........................           (19,759)          (12,317)
   Corporate expense...........................................           (28,886)          (17,985)
   Restructuring charge........................................           (43,151)                -
                                                                 ----------------  ----------------

Income from continuing operations before
 income taxes..................................................       $   148,899       $   194,691
                                                                 ================  ================

(1) Operating profit excludes general corporate expenses, income taxes and net interest other than that related to finance operations.

Note 8:
------

Comprehensive income for the three months ended March 31, 2001 and 2000 was as follows:

(Dollars in thousands)
                                                                        Three Months Ended March 31,
                                                                  ----------------------------------
                                                                              2001              2000
                                                                  ----------------  ----------------

Net income......................................................  $        103,937  $        146,870
Other comprehensive income:
Foreign currency translation adjustments........................            11,596             1,210
Cumulative effect of accounting change..........................            (9,152)                -
Net unrealized gains on derivative instruments..................             1,175                 -
                                                                  ----------------  ----------------

Comprehensive income............................................  $        107,556  $        148,080
                                                                  ================  ================

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 9

Note 9:
------

In 1998, Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended in 2000 by FAS No. 138, was issued. FAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. The company adopted the provisions of FAS No. 133 in the first quarter of 2001. The company uses derivatives to reduce the volatility in earnings and cash flows associated with the impact of interest rate changes and foreign currency fluctuations due to its investing and funding activities and its operations in different foreign currencies. Derivatives designated as cash flow hedges include primarily foreign exchange contracts and interest rate swaps related to variable-rate debt. Derivatives designated as fair value hedges include primarily interest rate swaps related to fixed rate debt. The adoption of FAS No. 133 has resulted in an after-tax reduction to accumulated other comprehensive income of $8.0 million, including a one-time cumulative effect of accounting change which reduced accumulated other comprehensive income by approximately $9.2 million. The adoption of FAS No. 133 has also impacted assets and liabilities recorded on the Consolidated Balance Sheet. The adoption of FAS No. 133 did not materially impact results of operations in the first quarter of 2001.

In 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," summarizing certain guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The company adopted the provisions of SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The adoption of SAB No. 101 resulted in a one-time cumulative after-tax reduction in net income of $4.7 million (net of taxes of approximately $3.1 million) in the first quarter of 2000. The reduction to net income is primarily attributable to the deferral of sales recognition of software-enabled mail creation equipment and shipping products until installation.

In 2000, FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued, replacing FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, as well as requiring certain additional disclosures. However, it carries over most of the provisions contained in FAS No. 125. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. However, it is effective for the recognition and reclassification of collateral and for disclosures relating to those transactions for the year ended December 31, 2000. The company believes it is in compliance with these standards in all material respects.

Note 10:
-------

As previously announced, the company adopted a formal restructuring plan in the first quarter of 2001, designed to implement a common, streamlined business infrastructure across the corporation as a result of our decisions to spin off our office systems business and align our mailing business on a global basis, cost saving opportunities due to strategic acquisitions and partnerships, and additional benefits attained from the consolidation of our IT organization and ERP initiatives. In connection with this plan, the company recorded a pretax restructuring charge of $75 million during the first quarter of 2001, of which $43.2 million was related to continuing operations, and the remaining $31.8 million related to discontinued operations. The restructuring charge related to continuing operations has been segregated in the Consolidated Statement of Income in the first quarter of 2001. The restructuring charge related to discontinued operations has been reported in discontinued operations in the Consolidated Statement of Income in the first quarter of 2001. See Note 2 to the Consolidated Financial Statements.

The charge related to continuing operations includes $35.2 million of severance and benefit costs for workforce reductions, $2.2 million of asset write downs and $5.8 million of other exit costs. All but the asset write downs will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,100 employees worldwide to be completed over the next 12 months. The workforce reductions relate to actions across several of our business units resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 85% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe. None of the reductions will impact sales coverage. As of March 31, 2001, 289 employees were separated under these initiatives and approximately $5 million of severance and benefit costs were paid.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 10

The charge related to discontinued operations includes $1.5 million of severance and benefit costs for workforce reductions, $16.5 million of asset write downs and $13.8 million of other exit costs. The severance and benefit costs relate to a reduction in workforce of approximately 25 employees. The asset write downs relate primarily to a write-down of residual amounts in connection with leases of copier equipment and the write-down of facsimile equipment, resulting from the spin-off of our office systems business. Other exit costs relate primarily to incremental costs associated with cancellation and separation of facility occupancy leases that are shared between the company and Office Systems.

Note 11:
-------

In April 2001, the company announced it had entered into an agreement to acquire Danka Services International, a wholly-owned division of Danka Business Systems PLC, for $290 million in cash. The transaction is expected to close by the end of the second quarter of 2001. Danka Services International provides on- and off-site document management services, including the management of central reprographics departments, the placement and maintenance of photocopiers, print-on-demand operations and document archiving and retrieval services.

In April 2001, the company also announced it had entered into an agreement to acquire Bell & Howell's International Mail and Messaging Technologies (MMT) business in Europe, Africa, the Middle East and Asia, for $51 million in cash. The transaction is expected to close by the end of the second quarter of 2001, subject to government approval as well as work council consultation. MMT markets and services high-end mail processing, sorting and service-related products through a network of distributors and direct operations.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 11

Item 2.         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                -------------------------------------------------

Results of  Continuing Operations - first  quarter of 2001 vs. first  quarter of
--------------------------------------------------------------------------------
2000
----

Revenue increased two percent in the first quarter of 2001 to $966.3 million compared with $944.8 million in the first quarter of 2000. Income from continuing operations decreased one percent to $131.6 million from $133.5 million for the same period in 2000 excluding the restructuring charge in the first quarter of 2001. Diluted earnings per share from continuing operations was 42 cents in the first quarter of 2001. During the quarter, the company recorded a $75 million pre-tax restructuring charge, of which $43 million was related to continuing operations and $32 million to discontinued operations. The restructuring charge is associated with infrastructure and process improvements, and the planned spin-off of our office systems business. Excluding the restructuring charge, diluted earnings per share from continuing operations grew to 53 cents, a five percent increase from the first quarter of 2000.

First quarter 2001 revenue included $471.5 million from sales, up seven percent from $441.2 million in the first quarter of 2000; $368.0 million from rentals and financing, down three percent from $380.7 million; and $126.9 million from support services, up three percent from $122.9 million.

Total Messaging Solutions, the combined results of the Global Mailing segment and Enterprise Solutions segment, reported three percent revenue growth and seven percent operating profit growth.

The Global Mailing segment includes worldwide revenues and related expenses from the rental of postage meters and the sale, rental and financing of mailing equipment, including mail finishing and software-based mail creation equipment, software-based shipping, transportation and logistics systems, and related supplies and services. During the first quarter of 2001, revenue declined one percent and operating profit increased five percent. Revenue growth was negatively impacted by the sale of the credit card portfolio at the end of the second quarter of 2000 and the negative impact of foreign currency, principally related to the British Pound, Canadian Dollar and the Euro. Excluding the impact of these two factors, Global Mailing revenues increased three percent. Core metering and mail finishing applications performed in line with the first quarter of 2000; however, these results were offset by softer sales of mail creation and shipping products. Global Mailing's operating profit benefited from lower administrative costs due to continuous process improvements.

The Enterprise Solutions segment includes Pitney Bowes Management Services and Document Messaging Technologies. Pitney Bowes Management Services includes facilities management contracts for advanced mailing, reprographic, document management and other value-added services to large enterprises. Document Messaging Technologies includes sales, service and financing of high speed, software-enabled production mail systems, sorting equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software. During the first quarter of 2001, revenue grew 14 percent and operating profit grew 28 percent. Revenue growth was driven by a 15 percent increase at Pitney Bowes Management Services and a 12 percent increase at Document Messaging Technologies resulting from higher volume in both businesses. The operating profit improvement was driven by higher revenue and improved operating margins in both businesses.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 12

The Capital Services segment includes primarily asset- and fee-based income generated by large-ticket, non-core asset transactions. During the quarter, revenue decreased five percent and operating profit increased 12 percent. This performance is consistent with the company's previously stated strategy to concentrate on fee-based income opportunities.

Cost of sales increased to 59.0 percent of sales revenue in the first quarter of 2001 compared with 58.5 percent in the first quarter of 2000. The increase was due to the increasing mix of lower margin Pitney Bowes Management Services sales revenue.

Cost of rentals and financing decreased to 24.7 percent of related revenues in the first quarter of 2001 compared with 26.2 percent in the first quarter of 2000. This was due primarily to lower depreciation of rental equipment.

Selling, service and administrative expenses were 33.4 percent of revenue in the first quarter of 2001 compared with 33.6 percent in the first quarter of 2000. This was due primarily to the company's continued emphasis on controlling operating expenses.

Research and development expenses increased 7.1 percent to $31.6 million in the first quarter of 2001 compared with $29.5 million in the first quarter of 2000. The increase reflects the company's continued commitment to developing new technologies and other mailing and software products.

Net interest expense increased to $50.6 million in the first quarter of 2001 from $44.7 million in the first quarter of 2000. The increase is due mainly to higher average interest rates and borrowings to fund the company's investment in leasing and rental products, and the share repurchase program.

The effective tax rate for the first quarter of 2001 was 30.2 percent. Excluding the restructuring charge, the effective tax rate for the first quarter of 2001 and 2000 was 31.5 percent.

Excluding the restructuring  charge, income from continuing operations decreased
1.4 percent while diluted earnings per share from continuing operations increased 5.0 percent. The reason for the increase in diluted earnings per share outperforming income from continuing operations was the company's share repurchase program.

Discontinued Operations
-----------------------

On December 11, 2000, the company announced that its Board of Directors approved a formal plan to spin off the company's office systems business to stockholders as an independent, publicly-traded company. The transaction is expected to be completed by the end of the third quarter of 2001. Operating results of Office Systems have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Prior year results have been reclassified to conform to the current year presentation. See Note 2 to the Consolidated Financial Statements.

On January 14, 2000, the company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation, a wholly-owned subsidiary of the company, to ABN AMRO North America. The company received approximately $484 million in cash at closing. The transaction is subject to post-closing adjustments.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 13

Accounting Pronouncements
-------------------------

In 1998, Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended in 2000 by FAS No. 138, was issued. FAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. The company adopted the provisions of FAS No. 133 in the first quarter of 2001. The company uses derivatives to reduce the volatility in earnings and cash flows associated with the impact of interest rate changes and foreign currency fluctuations due to its investing and funding activities and its operations in different foreign currencies. Derivatives designated as cash flow hedges include primarily foreign exchange contracts and interest rate swaps related to variable-rate debt. Derivatives designated as fair value hedges include primarily interest rate swaps related to fixed rate debt. The adoption of FAS No. 133 has resulted in an after-tax reduction to accumulated other comprehensive income of $8.0 million, including a one-time cumulative effect of accounting change which reduced accumulated other comprehensive income by approximately $9.2 million. The adoption of FAS No. 133 has also impacted assets and liabilities recorded on the Consolidated Balance Sheet. The adoption of FAS No. 133 did not materially impact results of operations in the first quarter of 2001.

In 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," summarizing certain guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The company adopted the provisions of SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The adoption of SAB No. 101 resulted in a one-time cumulative after-tax reduction in net income of $4.7 million (net of taxes of approximately $3.1 million)in the first quarter of 2000. The reduction to net income is primarily attributable to the deferral of sales recognition of software-enabled mail creation equipment and shipping products until installation.

In 2000, FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued, replacing FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, as well as requiring certain additional disclosures. However, it carries over most of the provisions contained in FAS No. 125. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. However, it is effective for the recognition and reclassification of collateral and for disclosures relating to those transactions for the year ended December 31, 2000. The company believes it is in compliance with these standards in all material respects.

Restructuring Charge
--------------------

As previously announced, the company adopted a formal restructuring plan in the first quarter of 2001, designed to implement a common, streamlined business infrastructure across the corporation as a result of our decisions to spin off our office systems business and align our mailing business on a global basis, cost saving opportunities due to strategic acquisitions and partnerships, and additional benefits attained from the consolidation of our IT organization and

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 14

ERP initiatives. In connection with this plan, the company recorded a pretax restructuring charge of $75 million during the first quarter of 2001, of which $43.2 million was related to continuing operations, and the remaining $31.8 million related to discontinued operations. The company expects to record an additional charge of approximately $25 million to $35 million in the second quarter of 2001 to complete this restructuring plan. The restructuring charge related to continuing operations has been segregated in the Consolidated Statement of Income in the first quarter of 2001. The restructuring charge related to discontinued operations has been reported in discontinued operations in the Consolidated Statement of Income in the first quarter of 2001. See Note 2 to the Consolidated Financial Statements.

The charge related to continuing operations includes $35.2 million of severance and benefit costs for workforce reductions, $2.2 million of asset write downs and $5.8 million of other exit costs. All but the asset write down will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,100 employees worldwide to be completed over the next 12 months. The workforce reductions relate to actions across several of our business units resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 85% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe. None of the reductions will impact sales coverage. As of March 31, 2001, 289 employees were separated under these initiatives and approximately $5 million of severance and benefit costs were paid.

The charge related to discontinued operations includes $1.5 million of severance and benefit costs for work force reductions, $16.5 million of asset write downs and $13.8 million of other exit costs. The severance and benefit costs relate to a reduction in workforce of approximately 25 employees. The asset write downs relate primarily to a write-down of residual amounts in connection with leases of copier equipment and the write-down of facsimile equipment, resulting from the spin-off of our office systems business. Other exit costs relate primarily to incremental costs associated with cancellation and separation of facility occupancy leases that are shared between the company and Office Systems.

Total cash payments resulting from the restructuring charge for the first quarter of 2001 were approximately $6 million. We expect that the majority of the remaining cash outflows related to the restructuring charge will take place over the next 12 months, funded primarily by cash provided by operating activities. The restructuring charge is expected to increase our operating efficiency and effectiveness in 2002 and beyond while enhancing growth, primarily as a result of reduced personnel-related expenses.

Liquidity and Capital Resources
-------------------------------

The ratio of current assets to current liabilities is .93 to 1 at March 31, 2001 compared with .91 to 1 at December 31, 2000.

The company has a medium-term note facility which was established as part of the company's shelf registrations, permitting issuances of up to $500 million in debt securities with a minimum maturity of nine months, of which $300 million remained available at March 31, 2001.

In April 2001, the company issued the remaining $300 million of notes available from its shelf registration. These unsecured notes bear annual interest at 5.875% and mature in May 2006. The proceeds will be used for general corporate

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 15

purposes including the repayment of commercial paper, financing acquisitions and the repurchase of the company's stock.

PBCC has $425 million of unissued debt securities available at March 31, 2001 from a shelf registration statement filed with the SEC in July 1998. As part of this shelf registration statement in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D, of which $175 million remained available at March 31, 2001.

The company believes that its financing needs for the next 12 months can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and existing commercial paper and medium-term note programs.

The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company was 73.4 percent at March 31, 2001 compared with 73.0 percent at December 31, 2000. Book value per common share decreased to $5.07 at March 31, 2001 from $5.16 at December 31, 2000 driven primarily by the repurchase of common shares. During the first quarter of 2001, the company repurchased two million common shares for $71.9 million.

To control the impact of interest rate risk on its business, the company uses a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements. The company enters into interest rate swap agreements primarily through its financial services business.

Capital Investments
-------------------

In the first three months of 2001, net investments in fixed assets included $31.5 million in net additions to property, plant and equipment and $25.2 million in net additions to rental equipment and related inventories compared with $18.7 million and $33.8 million, respectively, in the same period in 2000. These additions include expenditures for normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment related to the discontinued operations of Office Systems.

Expenditures for property, plant and equipment, and rental equipment and related inventories are expected to be consistent with historical levels.

Subsequent Events
-----------------

In April 2001, the company announced it had entered into an agreement to acquire Danka Services International, a wholly-owned division of Danka Business Systems PLC, for $290 million in cash. The transaction is expected to close by the end of the second quarter of 2001. Danka Services International provides on- and off-site document management services, including the management of central reprographics departments, the placement and maintenance of photocopiers, print-on-demand operations and document archiving and retrieval services.

In April 2001, the company also announced it had entered into an agreement to acquire Bell & Howell's International Mail and Messaging Technologies (MMT) business in Europe, Africa, the Middle East and Asia, for $51 million in cash. The transaction is expected to close by the end of the second quarter of 2001, subject to government approval as well as work council consultation. MMT markets and services high-end mail processing, sorting and service-related products through a network of distributors and direct operations.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 16

Regulatory Matters
------------------

In 2000, the U.S. Postal Service (USPS) issued a proposed schedule for the phaseout of manually reset electronic meters in the U.S. as follows:

o As of February 1, 2000, new placements of manually reset electronic meters are no longer permitted.
o Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements. Leases or rentals due to expire in 2000 can be extended to December 31, 2001.

In August 2000, the USPS also issued a proposal to cease placements of non-digital, or letterpress, meters as follows:

o New placements of non-digital meters with a "timeout" feature that enables the meters to be automatically disabled, if not reset within a specified time period are no longer permitted after December 2003.
o New placements of non-digital meters without the "timeout" feature are no longer permitted after June 2001.

The company has submitted comments to the USPS's proposed schedules described above. Based on the proposed schedules, the company believes that the phaseout of manually reset electronic meters will not cause a material adverse financial impact on the company. The company is working with the USPS to meet the non-digital meter phaseout schedule and is currently evaluating the potential financial impact on the company.

As a result of the company's aggressive efforts to meet the USPS's mechanical meter migration phaseout schedule combined with the company's ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represented less than 1% of the company's installed meter base at December 31, 2000 and 1999. The company continues to work, in close cooperation with the USPS, to convert those mechanical meter customers who have not migrated to digital or electronic meters.

In May 1995, the USPS publicly announced its concept of its Information Based Indicia Program (IBIP) for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which would significantly enhance postal revenue security and support expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications:

o the Indicium specification - the technical specifications for the indicium to be printed
o a Postal Security Device specification - the technical specification for the device that would contain the accounting and security features of the system
o a Host specification
o a Vendor Infrastructure specification

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 17

During the period from May 1995 through December 2000, the company submitted extensive comments to a series of proposed IBIP specifications issued by the USPS. In March 2000, the USPS issued the latest set of proposed specifications, entitled "Performance Criteria for Information-Based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the IBI Performance Criteria). The company has submitted comments to the IBI Performance Criteria. In September and October 2000, the USPS issued further proposed regulations regarding postage evidencing systems using Information Based Indicia, titled "Refunds and Exchanges" and "Production, Distribution and Use of Postal Security Devices and Information-Based Indicia." The Company has submitted comments regarding those proposed regulations.

In March 2000, the company received approval from the USPS for the commercial launch of the Internet version of a product which satisfies the proposed IBI Performance Criteria, ClickStampTM Online.

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

Forward-Looking Statements
--------------------------

The company wants to caution readers that any forward-looking statements with the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q, other reports or press releases or made by the company's management involve risks and uncertainties which may change based on various important factors. These forward-looking statements are those which talk about the company's or management's current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

o   changes in postal regulations
o   timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o   successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o   the company's success at managing customer credit risk
o   changes in interest rates
o   foreign currency fluctuations
o   terms and timing of the spin-off of Office Systems
o   terms and timing of the restructuring plan
o regulatory approvals and satisfaction of other conditions to consummation of any acquisitions

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 18

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


Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

        Reg. S-K
        Exhibits      Description
        --------      ------------------------------------

           (10)       1996 Pitney Bowes Employee
                      Stock Purchase Plan

           (12)       Computation of ratio of
                      earnings to fixed charges

(b) Reports on Form 8-K

On February 8, 2001,  the company filed a current report on Form 8-K pursuant to
Item 5 thereof, reporting segment data for the quarters ended in 2000 and 1999, and the years ended December 31, 2000 and 1999, reflecting the results of Office Systems in discontinued operations.

On February 1, 2001,  the company filed a current report on Form 8-K pursuant to
Item 5 thereof, reporting the Press Release dated January 30, 2001 for the quarter and year ended December 31, 2000.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2001
Page 19



                                   Signatures
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                PITNEY BOWES INC.




May 11, 2001




                                /s/ B. P. Nolop
                                -------------------------------------
                                B. P. Nolop
                                Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer)



                                /s/ A. F. Henock
                                -------------------------------------
                                A. F. Henock
                                Vice President - Finance
                                (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------




         Reg. S-K
         Exhibits         Description
         --------         --------------------------------------

            (10)          1996 Pitney Bowes Employee
                          Stock Purchase Plan


            (12)          Computation of ratio of
                          earnings to fixed charges

                                                                    Exhibit (10)

                1996 PITNEY BOWES EMPLOYEE STOCK PURCHASE PLAN
                     (as amended and restated in April 2001)

                 1996 PITNEY BOWES EMPLOYEE STOCK PURCHASE PLAN

     1.    Introduction

     The Pitney Bowes Employee Stock Purchase Plan (the "Plan") is designed to encourage employees to become part owners of Pitney Bowes Inc. (the "Company") by the acquisition of shares of common stock of the Company, ("Common Stock"), thereby stimulating their personal and active interest in its growth and prosperity.

     It is the intention of the Company to have the Plan qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), or any successor provision thereto, and the Plan shall be construed in accordance with such purpose.

     2.  Eligible Employees

     An "Eligible Employee" is any person (i) who is an employee of (A) Pitney Bowes Inc. or (B) a subsidiary designated as a "a participating subsidiary" by the Committee, (ii) who has been employed for at least twenty (20) hours a week continuously since the last day of the fourth month preceding the month in which occurs the Initial Payroll Deduction Date (as defined below), and (iii) whose customary employment is for more than five (5) months in any one calendar year. An Eligible Employee shall be eligible to be offered options under this Plan.
     Any provision of this Plan to the contrary notwithstanding, no Eligible Employee shall be granted an option under this Plan:

              (a) If, immediately after the grant such Eligible Employee would own shares and/or hold outstanding options to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any subsidiary of the Company;
or

              (b) Which permits the Eligible Employee's rights to purchase shares under all employee stock purchase plans of the Company and its subsidiaries to accrue at a rate which exceeds $25,000, in the aggregate (or such greater amount as may be then permitted by Section 423, or any successor provision, of the Code), of the fair market value of the shares (determined at the time such option is granted) for each calendar year in which such options outstanding at any time.

     An Eligible Employee who elects to participate as provided in Paragraph 4 shall be a "Participating Employee."

     3.  Offering

     The Company may make offering ("Offerings") of shares of its Common
Stock to Participating Employees. The Company may, if the Committee (as defined below) so directs, make one or more Offerings in any calendar year. For each Offering, Participating Employees will be granted rights to purchase stock in amounts up to a maximum percentage of such Participating Employee's annual compensation, which maximum percentage shall be 10% or such other percentage determined with respect to an Offering by the Committee in its discretion and shall apply uniformly to all participating Employees with respect to each such Offering. "Compensation" shall be as defined by the Administrator and shall apply to all participating Employees with respect to the applicable Offering.

     The term of each Offering shall be one (1) year from July 1 (or such other date as the Committee, in its discretion, shall designate) (the "Offering Date") of the Offering year. For each Offering, the last business day of the term of the Offering shall be the date of exercise ("Exercise Date") unless the Committee determines otherwise. For each Offering the option price per share of stock (the"Exercise Price") will be determined by the Committee, in its discretion, but, unless the Committee determines otherwise and subject to the first paragraph of Section 8, shall be expressed as a percentage (the "Discount") of the average of the high and low price of the Common Stock on the New York Stock Exchange (the "Average Price") on the Offering Date. In no event shall the Committee determine an Exercise Price that is less than the lowest price that employee stock purchase plans are permitted to establish under
Section 423 (or any successor provision) of the Code nor shall an option granted under this Plan be exercisable for a period of time longer than that permitted under Section 423 (or any successor provision) of the Code.

     The Committee (or the Administrator if permitted by the terms of the Plan) shall in its discretion determine the terms and conditions under which each Offering shall be made and shall authorize and determine the number of shares of Common Stock that may be issued pursuant to each Offering. The Administrator shall determine the exact number of shares of Common Stock utilized in each Offering and shall report such information to the Treasurer or his or her delegate. The maximum number of shares of Common Stock that may be issued pursuant to this Plan is 10,000,000.

     4.  Method of Participation

     Unless the Administrator shall specify otherwise, an Eligible Employee may become a Participating Employee in the Plan by filing on or before the Offering Date a completed Stock Purchase form provided by the Company and applying for an allotment of the number of shares purchasable, not to exceed the amounts described below. Any such Stock Purchase form pursuant to this paragraph 4 shall remain in effect for subsequent Offerings unless such Participating Employee delivers a new Stock Purchase form applying for a different allotment, which shall be applied to future Offerings until a further Stock Purchase form is received by the Company pursuant to this paragraph 4. Unless the Administrator shall specify otherwise, an Eligible Employee will also be required to agree to payroll deductions to cover the purchase price of such shares in accordance with paragraph 6.

      Unless the Committee shall specify otherwise, on the Offering Date each Participating Employee will be granted an allotment for the number of shares of Common Stock which are purchasable, computed as the aggregate amount designated by such Participating Employee on such Participating Employee's Stock Purchase form to be deducted during the term of the Offering divided by the Exercise Price or for such reduced amount as permitted under paragraph 5 below. If such amount does not result in a whole number of shares, the number of shares will be decreased to the next lowest whole number.

      Notice of the Offering will be given to each Participating Employee with full details as to the aggregate number of shares offered, the Exercise Price, the number of shares allotted to the Participating Employee, the amount of payroll deductions to be made and any pro rata reduction in accordance with paragraph 5.

     5.   Oversubscriptions

     In the event the number of shares for which subscriptions are received exceeds the number of shares offered as determined under paragraph 3, the number of shares allotted to each Participating Employee will be proportionately reduced.

     6.   Payroll Deductions

     Unless the Administrator shall specify otherwise, the purchase price of each share of Common Stock for which a Participating Employee has a right to purchase will be deducted over a one (1) year period (or such shorter period as may be determined by the Administrator) in substantially equal installments (weekly, biweekly, semi-monthly or monthly, depending on the normal pay period of such Participating Employee). Unless the Administrator shall specify otherwise, deductions shall begin in the first pay period commencing after the Offering Date (the "Initial Payroll Deduction Date"). All payroll deduction may be used by the Company for general corporate purposes. A separate bookkeeping account for each Participating Employee shall be maintained by the Company and the amount of each Participating Employee's payroll deductions shall be credited to such account.

     7.  Rights as a Stockholder

     A Participating Employee will have none of the rights or privileges of a stockholder of the Company until the full purchase price of such Participating Employee's shares has been paid and such shares of Common Stock have been issued to the Participating Employee.

     8.  Issuance of Stock

     Unless a Participating Employee cancels such Participating Employee's right to purchase as provided below, it will be exercised and become an obligation to take the shares of Common Stock as of the Exercise Date. Within a reasonable time after the Exercise Date, the number of shares purchased by a Participating Employee will be credited to such Participating Employee. Unless the Committee shall specify otherwise, if the Discount times the Average Price of the Common Stock on the Exercise Date yields a purchase price per share (the "New Price") less than the Exercise Price, then the New Price shall be used for any purchase for such Offering and the Participating Employee shall also receive an amount equal to the difference between the New Price and the Exercise Price times the number of shares so purchased for such Participating Employee.

     The shares will be issued in the name of the employee or, upon such employee's request, jointly in such employee's name and that of a family member as specified on such employee's Stock Purchase Registration form.

     The Committee, in its discretion, may impose restrictions on the transferability of shares of Common Stock acquired pursuant to this Plan, and may cause to be placed on all stock certificates, or other evidences of ownership, legends or other indicators setting forth any such restrictions on transferability instructing the transfer agent to notify the Company of any transfer of such shares. Such restrictions, if any, shall apply uniformly to all Participating Employees with respect to any Offering.

     9.   Right to Cancel

     At such time prior to the final payroll deduction to be made pursuant to any Offering as may be specified by the Administrator, a Participating Employee may cancel all or any part of such Participating Employee's right to purchase by filing a notice of cancellation with the Company. Promptly after the Company's receipt of such notice, the Participating Employee will receive the proportional amount withheld from such Participating Employee's compensation in respect of that portion of such Participating Employee's allotment which is canceled, with interest thereon at a rate to be determined as provided under paragraph 10, computed on the average balance to the credit of the Participating Employee during the period when payroll deductions were made. Rights to purchase which have been canceled pursuant to this section may not be reinstated at a later date.

     10.   Termination of Employment

     If a Participating Employee dies or retires prior to such Participating Employee's final payroll deduction for an Offering, such Participating Employee or such Participating Employee's legal representative may, within a period of three (3) months thereafter, either:

                 (a) cancel all of such Participating Employee's right to purchase and request payment in cash of the entire amount which has been deducted under the Plan plus interest as computed below, or

                 (b) receive the number of full shares of Common Stock which the payroll deductions will purchase, at the Exercise Price, and receive the balance, if any, in cash.

     Notice of choice between (a) and (b) above shall be given to the Company in writing and if such notice is not received within the prescribed period, the Company shall act in accordance with (a) above.

     If a Participating Employee's employment is otherwise terminated, such Participating Employee's only right will be to receive in cash the amount which has been deducted under the Plan, together with interest, at the average passbook rate, or such other rate as the Committee shall determine, during the period up to that time.

     A Participating Employee who remains an employee, but whose name is temporarily taken off the payroll because of leave of absence, temporary disability, temporary layoff, military service, or for service with another organization which is to the mutual benefit of the Company and the employee, may cancel such Participating Employee's right to purchase and receive the amounts accumulated to such Participating Employee's credit, or make special arrangements to continue payments, or to suspend them. In the event of suspension of payments, full payment must be made not later than the Date of Exercise.

      11.  Rights not Transferable

     No right under this Plan (other than stock issued pursuant to the terms of the Plan not otherwise subject to restrictions on transfer ("Released Stock")) shall be assignable, alienable, saleable, or transferable by a Participating Employee other than by will or by the laws of descent and distribution. Each right under this Plan shall be exercisable during the Participating Employee's lifetime only by the Participating Employee, or, if permissible under applicable law, by the Participating Employee's guardian or legal representative. No right hereunder (other than Released Stock) may be pledged, alienated, attached, or otherwise encumbered and any purported pledge, alienation, attachment, or encumbrance thereof shall be void and unenforceable against the Company or any affiliate.

     12.   Administration

     The Plan shall be administered by a committee (the "Committee") designated by the Board of Directors of the Company to administer the Plan, which committee shall be composed of persons then serving as Directors of the Company. The Committee shall have full authority to establish rules for the administration of the Plan, to make administrative decisions regarding the Plan and to make the determinations to be made by the Committee under the Plan. The Administrator, which shall be the Corporate Secretary or Assistant Corporate Secretary of the Company, may also make administrative decisions and perform functions regarding the Plan as provided in the Plan, except that the designation of Eligible Employees and decisions concerning the timing, pricing and amount of participation shall be made by the Committee, subject to the other terms of the Plan.

     Unless otherwise expressly provided in the Plan, all designations, determinations, interpretations, and other decisions under or with respect to the Plan, any participation hereunder, or any participation agreement or certificate, shall be with and in the sole discretion of the Committee or the Administrator, as the case may be, may be made at any time, and shall be final, conclusive, and binding upon all persons, including the Company, any affiliate, any Participating Employee, any holder or beneficiary of any right of participation, and any employee of the Company or of any affiliate.

     In the event a stock dividend, extraordinary cash dividend, spin-off, split-up, combination, exchange of shares, merger, consolidation, reorganization, recapitalization, or other similar corporate event affects the Common Stock such that an adjustment is required in order to preserve the benefits or potential benefits intended to be made available under the Plan, then the Committee shall, in its sole discretion, and in such manner as the Committee may deem equitable, adjust the maximum number of shares available under the Plan, the number and kind of shares subject to outstanding rights to purchase, and the terms relating to the purchase price with respect to such outstanding rights and take such other actions as the Committee, in its opinion, deems appropriate under the circumstances.

     The Board of Directors of the Company may, from time to time amend, suspend or discontinue this Plan for the purpose of meeting any changes in legal requirements or for any other purpose permitted by law and the Committee may also amend or alter the Plan from time to time in a manner not inconsistent with the Board's power to amend, suspend or discontinue the Plan; provided, however, that, except for any adjustment authorized by the immediately preceding paragraph, the maximum number of shares that may be offered under this Plan may not be increased without appropriate stockholder approval.

                                                                    Exhibit (12)
                                                                    ------------

                                Pitney Bowes Inc.
              Computation of Ratio of Earnings to Fixed Charges (1)

 (Dollars in thousands)
                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                     2001 (2)          2000 (2)
                                                                   ----------        ----------

 Income from continuing operations before income
    taxes................................................          $  148,899        $  194,691

 Add:
   Interest expense......................................              52,788            46,508
   Portion of rents
     representative of the
     interest factor.....................................              10,266            10,607
   Amortization of capitalized
     interest............................................                 243               243
   Minority interest
     in the income of
     subsidiary with
     fixed charges.......................................               3,361             3,282
                                                                   ----------        ----------
 Income as adjusted......................................          $  215,557        $  255,331
                                                                   ==========        ==========

 Fixed charges:
   Interest expense......................................          $   52,788        $   46,508
   Capitalized interest..................................                   -               539
   Portion of rents
     representative of the
     interest factor.....................................              10,266            10,607
   Minority interest, excluding
     taxes, in the income of
     subsidiary with fixed
     charges.............................................               4,815             4,788
                                                                   ----------        ----------
 Total fixed charges.....................................          $   67,869        $   62,442
                                                                   ==========        ==========

 Ratio of earnings to fixed
    charges..............................................                3.18              4.09
                                                                   ==========        ==========
 Ratio of earnings to fixed
     charges excluding minority
     interest............................................                3.37              4.37
                                                                   ==========        ==========

(1) The computation of the ratio of earnings to fixed charges has been computed by dividing income from continuing operations before income taxes as adjusted by fixed charges. Included in fixed charges is one-third of rental expense as the representative portion of interest.

(2) Interest expense and the portion of rents representative of the interest factor of the discontinued operations of Office Systems and AMIC have been excluded from fixed charges in the computation.

      Including these amounts in fixed charges, the ratio of earnings to fixed charges would be 3.09 and 3.97 for the three months ended March 31, 2001 and March 31, 2000, respectively. The ratio of earnings to fixed charges excluding minority interest would be 3.26 and 4.23 for the three months ended March 31, 2001 and March 31, 2000, respectively.