Form 10-Q
period 2001-06-30
PITNEY BOWES INC /DE/
filed 2001-08-13
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 1 0 - Q




 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------



Commission File Number: 1-3579



                                PITNEY BOWES INC.



  State of Incorporation                        IRS Employer Identification No.
       Delaware                                          06-0495050




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

Number of shares of common stock, $1 par value, outstanding as of July 31, 2001 is 245,647,809.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 2


                                Pitney Bowes Inc.
                                     Index
                                -----------------

                                                                     Page Number
                                                                     -----------

Part I - Financial Information:

   Item 1: Financial Statements

     Consolidated Statements of Income (unaudited) - Three and
         Six Months Ended June 30, 2001 and 2000....................       3

     Consolidated Balance Sheets - June 30, 2001 (unaudited)
         and December 31, 2000......................................       4

     Consolidated Statements of Cash Flows (unaudited) - Six
         Months Ended June 30, 2001 and 2000........................       5

     Notes to Consolidated Financial Statements.....................  6 - 11

   Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..... 12 - 21

Part II - Other Information:

   Item 1:  Legal Proceedings.......................................      22

   Item 4:  Submission of Matters to a Vote of
                     Security Holders ..............................      22

   Item 6:  Exhibits and Reports on Form 8-K........................      23

Signatures..........................................................      24

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 3

                         Part I - Financial Information

Item 1. Financial Statements.

                                                      Pitney Bowes Inc.
                                              Consolidated Statements of Income
                                                         (Unaudited)
                                              ---------------------------------

(Dollars in thousands, except per share data)
                                                               Three Months Ended June 30,             Six Months Ended June 30,
                                                             --------------------------------      --------------------------------
                                                                       2001              2000                2001              2000
                                                             --------------    --------------      --------------   ---------------
Revenue from:
    Sales................................................    $      522,434    $      488,301      $      993,906   $       929,495
    Rentals and financing................................           365,098           386,648             733,090           767,319
    Support services.....................................           133,332           122,676             260,191           245,576
                                                             --------------    --------------      --------------   ---------------

        Total revenue....................................         1,020,864           997,625           1,987,187         1,942,390
                                                             --------------    --------------      --------------   ---------------

Costs and expenses:
    Cost of sales........................................           303,961           280,211             582,311           538,305
    Cost of rentals and financing........................            90,227            95,644             181,060           195,560
    Cost of meter transition - impairment (Note 12)......           227,300                 -             227,300                 -
    Cost of meter transition - additional
     depreciation (Note 12)..............................            20,400                 -              20,400                 -
    Selling, service and administrative..................           336,137           327,326             659,040           645,195
    Research and development.............................            34,865            30,528              66,467            60,039
    Other income (Note 13)...............................          (362,172)                -            (362,172)                -
    Interest, net........................................            44,301            50,411              94,886            95,095
    Restructuring charges (Note 11)......................            27,609                 -              70,760                 -
                                                             --------------    --------------      --------------   ---------------

        Total costs and expenses.........................           722,628           784,120           1,540,052         1,534,194
                                                             --------------    --------------      --------------   ---------------

Income from continuing operations before income taxes....           298,236           213,505             447,135           408,196
Provision for income taxes...............................           110,380            67,172             155,342           128,410
                                                             --------------    --------------      --------------   ---------------

Income from continuing operations........................           187,856           146,333             291,793           279,786
Income from discontinued operations (Note 2).............                 -            19,624                   -            37,724
Loss on disposal of discontinued operations (Note 2) ....           (10,827)                -             (10,827)                -
Cumulative effect of accounting change...................                 -                 -                   -            (4,683)
                                                             --------------    --------------      --------------   ---------------

Net income...............................................    $      177,029    $      165,957      $      280,966   $       312,827
                                                             ==============    ==============      ==============   ===============

Basic earnings per share:
  Continuing operations..................................    $          .76    $          .57      $         1.18   $          1.08
  Discontinued operations................................              (.04)              .07                (.04)              .14
  Cumulative effect of accounting change.................                 -                 -                   -              (.02)
                                                             --------------    --------------      --------------   ---------------

  Net income.............................................    $          .72    $          .64      $         1.14   $          1.20
                                                             ==============    ==============      ==============   ===============


Diluted earnings per share:
  Continuing operations..................................    $          .76    $          .56      $         1.17   $          1.07
  Discontinued operations................................              (.05)              .08                (.04)              .14
  Cumulative effect of accounting change.................                 -                 -                   -              (.02)
                                                             --------------    --------------      --------------   ---------------

  Net income.............................................    $          .71    $          .64      $         1.13   $          1.19
                                                             ==============    ==============      ==============   ===============


Dividends declared per share of common stock.............    $          .29    $         .285      $          .58   $           .57
                                                             ==============    ==============      ==============   ===============

Ratio of earnings to fixed charges.......................              5.82              4.05                4.43              4.07
                                                             ==============    ==============      ==============   ===============
Ratio of earnings to fixed charges
    excluding minority interest..........................              6.20              4.32                4.72              4.34
                                                             ==============    ==============      ==============   ===============

                                  See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 4

                                Pitney Bowes Inc.
                           Consolidated Balance Sheets
                           ---------------------------

                                                                      June 30,    December 31,
(Dollars in thousands, except share data)                                 2001            2000
                                                                 -------------    ------------
                                                                   (Unaudited)
Assets
------
Current assets:
    Cash and cash equivalents.................................   $     199,609    $    198,255
    Short-term investments, at cost which
        approximates market...................................           3,472          15,250
    Accounts receivable, less allowances:
        6/01, $30,356; 12/00, $26,468.........................         385,799         313,510
    Finance receivables, less allowances:
        6/01, $56,779; 12/00, $44,129.........................       1,463,061       1,592,920
    Inventories (Note 3)......................................         166,917         167,969
    Other current assets and prepayments......................         157,086         145,786
    Net current assets of discontinued operations.............         223,578         193,018
                                                                 -------------    ------------

        Total current assets..................................       2,599,522       2,626,708

Property, plant and equipment, net (Note 4)...................         516,943         491,312
Rental equipment and related inventories, net (Note 4)........         477,230         620,841
Property leased under capital leases, net (Note 4)............           2,121           2,303
Long-term finance receivables, less allowances:
    6/01, $67,491; 12/00, $53,222.............................       1,849,533       1,980,876
Investment in leveraged leases................................       1,221,143       1,150,656
Goodwill, net of amortization:
    6/01, $62,177; 12/00, $58,658.............................         568,258         203,447
Other assets..................................................         652,192         612,760
Net long-term assets of discontinued operations...............         216,802         212,363
                                                                 -------------    ------------

Total assets..................................................   $   8,103,744    $  7,901,266
                                                                 =============    ============

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
    Accounts payable and accrued liabilities..................   $   1,171,173    $    995,283
    Income taxes payable......................................         386,201         262,125
    Notes payable and current portion of
        long-term obligations ................................       1,109,459       1,277,941
    Advance billings..........................................         343,218         346,228
                                                                 -------------    ------------

        Total current liabilities.............................       3,010,051       2,881,577

Deferred taxes on income......................................       1,159,810       1,226,597
Long-term debt (Note 5).......................................       2,006,964       1,881,947
Other noncurrent liabilities..................................         325,015         316,170
                                                                 -------------    ------------

        Total liabilities.....................................       6,501,840       6,306,291
                                                                 -------------    ------------

Preferred stockholders' equity in a subsidiary company........         310,000         310,000

Stockholders' equity:
    Cumulative preferred stock, $50 par
        value, 4% convertible.................................              24              29
    Cumulative preference stock, no par
        value, $2.12 convertible..............................           1,632           1,737
    Common stock, $1 par value................................         323,338         323,338
    Capital in excess of par value............................           5,033          10,298
    Retained earnings.........................................       3,904,437       3,766,995
    Accumulated other comprehensive income (Note 8)...........        (146,917)       (139,434)
    Treasury stock, at cost...................................      (2,795,643)     (2,677,988)
                                                                 -------------    ------------

        Total stockholders' equity............................       1,291,904       1,284,975
                                                                 -------------    ------------

Total liabilities and stockholders' equity....................   $   8,103,744    $  7,901,266
                                                                 =============    ============


                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 5


                                Pitney Bowes Inc.
                      Consolidated Statements of Cash Flows
                                  (Unaudited)
                      -------------------------------------
(Dollars in thousands)

                                                                    Six Months Ended June 30,
                                                                   --------------------------
                                                                          2001           2000
                                                                   -----------     ----------
Cash flows from operating activities:
    Net income .................................................   $   280,966     $  312,827
    Nonrecurring charges, net...................................       210,126              -
    Nonrecurring payments.......................................       (20,571)             -
    Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization........................       160,685        161,090
           Increase in deferred taxes on income.................        74,629         98,526
           Change in assets and liabilities:
               Accounts receivable..............................         9,004           (999)
               Net investment in internal finance receivables...        25,355          2,651
               Inventories......................................        14,091         (7,303)
               Other current assets and prepayments.............         5,785         (5,483)
               Accounts payable and accrued liabilities.........      (116,258)       (67,184)
               Income taxes payable.............................       123,348        (37,333)
               Advance billings.................................       (20,546)        (2,602)
               Other, net.......................................       (17,207)        (4,367)
                                                                   -----------     ----------

               Net cash provided by operating activities........       729,407        449,823
                                                                   -----------     ----------

Cash flows from investing activities:
    Short-term investments......................................        11,806        (42,915)
    Net investment in fixed assets..............................      (116,136)      (126,069)
    Net investment in finance receivables.......................        17,340        (69,664)
    Net investment in capital and mortgage services.............        74,296        (20,580)
    Investment in leveraged leases..............................       (66,470)       (73,320)
    Proceeds and cash receipts from the sale of
     discontinued operations....................................             -        512,780
    Net proceeds from the sale of credit card portfolio.........             -        321,746
    Net investment in insurance contracts.......................         1,591       (130,049)
    Acquisitions, net of cash acquired..........................      (372,520)             -
    Other investing activities..................................        66,849        (26,915)
                                                                   -----------     ----------

               Net cash (used in) provided by investing
               activities.......................................      (383,244)       345,014
                                                                   -----------     ----------

Cash flows from financing activities:
    Decrease in notes payable, net..............................       (92,262)      (300,688)
    Proceeds from long-term obligations.........................       301,165        181,102
    Principal payments on long-term obligations.................      (287,352)       (69,243)
    Proceeds from issuance of stock.............................        20,505         21,582
    Stock repurchases...........................................      (143,535)      (432,363)
    Dividends paid..............................................      (143,524)      (148,265)
                                                                   -----------     ----------

               Net cash used in financing activities............      (345,003)      (747,875)
                                                                   -----------     ----------

Effect of exchange rate changes on cash.........................           194         (4,537)
                                                                   -----------     ----------

Increase in cash and cash equivalents...........................         1,354         42,425

Cash and cash equivalents at beginning of period................       198,255        254,270
                                                                   -----------     ----------

Cash and cash equivalents at end of period......................   $   199,609     $  296,695
                                                                   ===========     ==========

Interest paid...................................................   $   102,343     $  132,022
                                                                   ===========     ==========

Income taxes paid, net..........................................   $    71,167     $   79,044
                                                                   ===========     ==========


                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 6
                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at June 30, 2001 and December 31, 2000, the results of its operations for the three months and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000 have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 2000 Annual Report to Stockholders on Form 10-K.

Note 2:
------

On December 11, 2000, the company announced that its Board of Directors approved a formal plan to spin off the company's Office Systems business to stockholders as an independent, publicly-traded company. The Internal Revenue Service has notified the company that the spin-off will be tax free as provided for under the Internal Revenue Code. The transaction is expected to be completed by the end of the third quarter of 2001. Revenue of Office Systems was $155.2 million and $163.4 million for the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, revenue was $307.1 million and $320.6 million, respectively. Net interest expense allocated to Office Systems was $3.0 million and $2.9 million for the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, net interest expense allocated to Office Systems was $5.9 million and $5.4 million, respectively. Interest has been allocated based on the net assets of Office Systems charged at the company's weighted average borrowing rate. Operating results of Office Systems have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Prior year results have been reclassified to conform to the current year presentation. Income from Office Systems for the three and six months ended June 30, 2001 was $.4 million (net of taxes of $.6 million), and $8.0 million (net of taxes of $5.4 million), respectively, offset by costs, expenses and restructuring charges directly associated with the spin-off. The company now expects the total amount of costs, expenses and restructuring charges related to the spin-off to exceed the income from the discontinued operations of Office Systems between the measurement date (December 11, 2000) and the spin-off date, by $10.8 million (net of taxes of $4.6 million), primarily as a result of continuing weakness in the copier business. This amount has been reflected as a loss on disposal of discontinued operations in the Consolidated Statements of Income for the three and six months ended June 30, 2001. Income from the discontinued operations of Office Systems for the three and six months ended June 30, 2000 was $18.9 million (net of taxes of $12.4 million) and $37.0 million (net of taxes of $24.1 million), respectively. Net assets of Office Systems have been separately classified in the Consolidated Balance Sheets. Cash flow impacts of Office Systems have not been segregated in the Consolidated Statements of Cash Flows.

On January 14, 2000, the company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation, a wholly-owned subsidiary of the company to ABN AMRO North America. The company received approximately $484 million in cash at closing. The transaction is subject to post-closing adjustments.


Note 3:
------

Inventories are comprised of the following:


(Dollars in thousands)                            June 30,        December 31,
                                                      2001                2000
                                            --------------      --------------
Raw materials and work in process.........  $       71,034      $       67,990
Supplies and service parts................          43,316              38,708
Finished products.........................          52,567              61,271
                                            --------------      --------------

Total ....................................  $      166,917      $      167,969
                                            ==============      ==============

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 7


Note 4:
------

Fixed assets are comprised of the following:


(Dollars in thousands)                                         June 30,        December 31,
                                                                   2001                2000
                                                         --------------      --------------

Property, plant and equipment.......................     $    1,239,367      $    1,195,319
Accumulated depreciation............................           (722,424)           (704,007)
                                                         --------------      --------------

Property, plant and equipment, net..................     $      516,943      $      491,312
                                                         ==============      ==============

Rental equipment and related inventories............     $    1,197,579      $    1,218,251
Accumulated depreciation............................           (720,349)           (597,410)
                                                         --------------      --------------

Rental equipment and related inventories, net.......     $      477,230      $      620,841
                                                         ==============      ==============

Property leased under capital leases................     $       19,381      $       19,059
Accumulated amortization............................            (17,260)            (16,756)
                                                         --------------      --------------

Property leased under capital leases, net...........     $        2,121      $        2,303
                                                         ==============      ==============

In connection with the company's meter transition, the company wrote down rental equipment in the second quarter of 2001. See Note 12 to the Consolidated Financial Statements.

Note 5:
------

The company has a shelf registration, permitting issuances of up to $500 million in debt securities (including medium-term notes) with a minimum maturity of nine months. In April 2001, the company issued the remaining $300 million of notes available under its shelf registration. These unsecured notes bear annual interest at 5.875% and mature in May 2006. The proceeds were used for general corporate purposes including the repayment of commercial paper, financing acquisitions and the repurchase of the company's stock.


PBCC has $425 million of unissued debt securities available at June 30, 2001 from a shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D, of which $175 million remained available at June 30, 2001.

Note 6:
------

A reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 2001 and 2000 is as follows (in thousands, except per share data):

                                              2001                                       2000
                             ------------------------------------       ------------------------------------

                                                              Per                                        Per
                                  Income        Shares      Share            Income         Shares     Share
-----------------------------------------------------------------       ------------------------------------
Income from continuing
  operations                 $   187,856                                $   146,333
Less:
    Preferred stock
     dividends                        (1)                                         -
    Preference stock
     dividends                       (33)                                       (36)
-----------------------------------------------------------------       ------------------------------------

Basic earnings per
 share                       $   187,822       246,433    $   .76       $   146,297        257,605   $   .57
-----------------------------------------------------------------       ------------------------------------

Effect of dilutive
 securities:
    Preferred stock                    1            13                            -             14
    Preference stock                  33           984                           36          1,065
    Stock options                                  828                                         892
    Other                                          162                                         126
-----------------------------------------------------------------       ------------------------------------

Diluted earnings per
 share                       $   187,856       248,420    $   .76       $   146,333        259,702   $   .56
=================================================================       ====================================

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 8

A reconciliation  of the basic and diluted  earnings per share  computations for the six months ended June 30, 2001 and 2000 is as follows (in thousands,  except per share data):
                                              2001                                       2000
                             ------------------------------------       ------------------------------------

                                                              Per                                        Per
                                  Income        Shares      Share            Income         Shares     Share
-----------------------------------------------------------------       ------------------------------------
Income from continuing
  operations                 $   291,793                                $   279,786
Less:
    Preferred stock
     dividends                        (2)                                         -
    Preference stock
     dividends                       (66)                                       (71)
-----------------------------------------------------------------       ------------------------------------

Basic earnings per
 share                       $   291,725       247,328    $  1.18       $   279,715        260,323   $  1.08
-----------------------------------------------------------------       ------------------------------------

Effect of dilutive
 securities:
    Preferred stock                    2            14                            -             14
    Preference stock                  66           998                           71          1,072
    Stock options                                  678                                       1,081
    Other                                          129                                         134
-----------------------------------------------------------------       ------------------------------------

Diluted earnings per
 share                       $   291,793       249,147    $  1.17       $   279,786        262,624   $  1.07
=================================================================       ====================================


Note 7:
------

Revenue and operating profit by business segment for the three and six months ended June 30, 2001 and 2000 were as follows:

                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                ---------------------------      ----------------------------
(Dollars in thousands)                                 2001            2000              2001            2000
                                                -----------    ------------      ------------     -----------
Revenue:
   Global Mailing.............................  $   731,264    $    732,488      $  1,424,000     $ 1,430,539
   Enterprise Solutions.......................      246,882         217,830           477,472         419,367
                                                -----------    ------------      ------------     -----------

   Total Messaging Solutions..................      978,146         950,318         1,901,472       1,849,906

   Capital Services...........................       42,718          47,307            85,715          92,484
                                                -----------    ------------      ------------     -----------

Total revenue.................................  $ 1,020,864    $    997,625      $  1,987,187     $ 1,942,390
                                                ===========    ============      ============     ===========


Operating Profit: (1)
   Global Mailing.............................  $   229,418    $    221,157      $    436,589     $   418,334
   Enterprise Solutions.......................       19,405          19,786            38,224          34,481
                                                -----------    ------------      ------------     -----------

   Total Messaging Solutions..................      248,823         240,943           474,813         452,815

   Capital Services...........................       15,446          15,997            30,151          29,118
                                                -----------    ------------      ------------     -----------

Total operating profit.......................   $   264,269    $    256,940      $    504,964     $   481,933


Unallocated amounts:
   Net interest (corporate interest expense,
    net of intercompany transactions).........      (16,248)        (15,524)          (36,007)        (27,841)
   Corporate expense..........................      (36,648)        (27,911)          (65,534)        (45,896)
   Other income...............................      362,172               -           362,172               -
   Cost of meter transition...................     (247,700)              -          (247,700)              -
   Restructuring charges......................      (27,609)              -           (70,760)              -
                                                -----------    ------------      ------------     -----------

Income from continuing operations before
 income taxes.................................  $   298,236    $    213,505      $    447,135     $   408,196
                                                ===========    ============      ============     ===========

(1) Operating profit excludes general corporate expenses, income taxes and net interest other than that related to finance operations.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 9


Note 8:
------

Comprehensive income for the three and six months ended June 30, 2001 and 2000 was as follows:

(Dollars in thousands)

                                               Three Months Ended June 30,     Six Months Ended June 30,
                                               ---------------------------  ----------------------------
                                                      2001           2000           2001            2000
                                               -----------    -----------   ------------    ------------
Net income...................................  $   177,029    $   165,957   $    280,966    $    312,827
Other comprehensive income:
  Foreign currency translation adjustments...      (12,469)       (22,993)          (873)        (21,783)
  Cumulative effect of accounting change.....            -              -         (9,152)              -
  Net unrealized gains on derivative
    instruments..............................        1,367              -          2,542               -
                                               -----------    -----------   ------------    ------------

Comprehensive income.........................  $   165,927    $   142,964   $    273,483    $    291,044
                                               ===========    ===========   ============    ============


Note 9:
------

In 1998, Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended in 2000 by FAS No. 138, was issued. FAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. The company adopted the provisions of FAS No. 133 in the first quarter of 2001. The company uses derivatives to reduce the volatility in earnings and cash flows associated with the impact of interest rate changes and foreign currency fluctuations due to its investing and funding activities and its operations in different foreign currencies. Derivatives designated as cash flow hedges include primarily foreign exchange contracts and interest rate swaps related to variable-rate debt. Derivatives designated as fair value hedges include primarily interest rate swaps related to fixed-rate debt. The adoption of FAS No. 133 has resulted in an after-tax reduction to accumulated other comprehensive income of $6.6 million, including a one-time cumulative effect of accounting change which reduced accumulated other comprehensive income by approximately $9.2 million in the first quarter of 2001. The adoption of FAS No. 133 has also impacted assets and liabilities recorded on the Consolidated Balance Sheet. The adoption of FAS No. 133 did not materially impact results of operations in the three and six months ended June 30, 2001.

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

In July 2001, FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criterion and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the company on January 1, 2002. The adoption of these accounting standards is expected to reduce the amortization of intangible assets commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 10


Note 10:
-------

On June 29, 2001, the company completed its acquisition of Danka Services International (DSI) from Danka Business Systems PLC for $290 million in cash.
DSI provides on- and off-site document management services, including the management of central reprographic departments, the placement and maintenance of photocopiers, print-on-demand operations and document archiving and retrieval services. The acquisition has been accounted for under the purchase method and accordingly, the operating results of DSI have been included in the company's consolidated financial statements since the date of acquisition. The balance sheet reflects the preliminary allocation of the purchase price based on the initially estimated fair values of assets and liabilities acquired.

On June 5, 2001, the company completed the acquisition of Bell & Howell's International Mail and Messaging Technologies (MMT) business in Europe, Africa, the Middle East and Asia, for $51 million in cash. MMT markets and services high-end mail processing, sorting and service-related products through a network of distributors and direct operations. The acquisition has been accounted for under the purchase method and accordingly, the operating results of the acquisition have been included in the company's consolidated financial statements since the date of acquisition. The balance sheet reflects the preliminary allocation of the purchase price based on the initially estimated fair values of assets and liabilities acquired.

The acquisitions of DSI and MMT did not materially impact the results of operations for the three and six months ended June 30, 2001.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of DSI and MMT had occurred on January 1, 2000:

(Dollars in thousands)
                        Three Months Ended June 30,    Six Months Ended June 30,
                        ---------------------------   --------------------------
                                2001           2000           2001          2000
                        ------------   ------------   ------------  ------------

Total revenue           $  1,102,930   $  1,085,449   $  2,164,779  $  2,120,088

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been completed on January 1, 2000, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma earnings results of these acquisitions were not material to earnings on either a per share or an aggregate basis.


Note 11:
-------

As previously announced, the company adopted a formal restructuring plan in the first quarter of 2001, to implement a common, streamlined business infrastructure across the corporation as a result of our decisions to spin off our office systems business and align our mailing business on a global basis, as well as cost saving opportunities resulting from strategic acquisitions and partnerships and additional benefits attained from the consolidation of our IT organization and ERP initiatives. In connection with this plan, the company recorded a pretax restructuring charge of $28.9 million during the second quarter of 2001, of which $27.6 million was related to continuing operations, and the remaining $1.3 million related to discontinued operations. For the six months ended June 30, 2001, pretax restructuring charges were $103.9 million, of which $70.8 million was related to continuing operations and the remaining $33.1 million was related to discontinued operations. The restructuring charges related to continuing operations have been segregated in the Consolidated Statements of Income for the three and six months ended June 30, 2001. The restructuring charges related to discontinued operations have been reported in discontinued operations in the Consolidated Statements of Income for the three and six months ended June 30, 2001. See Note 2 to the Consolidated Financial Statements.

The restructuring charges related to continuing operations are comprised of:

(Dollars in millions)                              Three               Six
                                                Months Ended      Months Ended
                                               June 30, 2001      June 30, 2001
                                               -------------      -------------
Severance and benefit costs...............     $        12.4      $        47.6
Asset impairments.........................              14.1               16.3
Other exit costs..........................               1.1                6.9
                                               -------------      -------------
                                               $        27.6      $        70.8
                                               =============      =============

All restructuring charges, except for the asset impairments will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,100 employees worldwide to be completed over the next 12 months. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 85% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe. None of the reductions will impact sales coverage. As of June 30, 2001, 360 employees were separated under these initiatives and approximately $15 million of severance and benefit costs were paid. Asset impairments relate primarily to the write down of capitalized hardware and software, resulting from the alignment of our mailing business on a global basis and our ERP initiatives.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 11


The restructuring charges related to discontinued operations are comprised of:
(Dollars in millions)
                                                 Three               Six
                                              Months Ended      Months Ended
                                             June 30, 2001      June 30, 2001
                                            --------------      -------------
Severance and benefit costs.............    $           .4      $         1.9
Asset impairments.......................                .9               17.4
Other exit costs........................                 -               13.8
                                            --------------      -------------
                                            $          1.3      $        33.1
                                            ==============      =============

The severance and benefit costs relate to a reduction in workforce of approximately 25 employees. The asset impairments relate primarily to a write-down of residual values in connection with leases of copier equipment and the write-down of facsimile and copier equipment, resulting from the spin-off of our office systems business. Other exit costs relate primarily to incremental costs associated with cancellation and separation of facility occupancy leases that are shared between the company and Office Systems.


Note 12:
-------

As previously announced, the company adopted a formal meter transition plan in the second quarter of 2001, to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by the recent settlement agreement with Hewlett-Packard that expanded our access to technology and our ability to move to networked products combined with our expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. In connection with this plan, the company recorded a non-cash pretax charge of $247.7 million during the second quarter of 2001, related to assets associated with our non-networked mailing technology, of which $128.4 million related to the impairment of lease residuals, $71.3 million related to the impairment of meter rental assets, $27.6 million related to reduced inventory valuation and $20.4 million related to additional depreciation costs on meter rental assets.


Note 13:
-------

In June 2001, the company and Hewlett-Packard announced that they had reached an agreement resolving a lawsuit filed by the company in 1995. The lawsuit arose out of a dispute over print technology patents. Under the terms of the agreement, the companies resolved all pending patent litigation without admission of infringement and the company received $400 million in cash. This payment, net of legal fees and related expenses of $37.8 million was recorded as other income in the Consolidated Statements of Income in the second quarter of 2001.


Note 14:
-------

In July 2001, the company announced that it is in discussions with Fimalac, the French diversified services group, for the acquisition of Secap SA, Fimalac's mailing subsidiary. Secap SA provides a range of mail processing equipment, supplies and technology for low- to mid-volume mailers. The parties have discussed a purchase price of approximately FF 1.45 billion. In accordance with French labor law, the proposed transaction has been submitted to the companies' respective employee representatives for review and opinion, and is subject to the execution of definitive documentation, completion of due diligence, and receipt of approvals by the appropriate regulatory authorities and the boards of directors of Pitney Bowes and Fimalac.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 12


Item 2.         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
               --------------------------------------------------


Results of Continuing  Operations - second quarter of 2001 vs. second quarter of
--------------------------------------------------------------------------------
2000
----

Revenue increased two percent in the second quarter of 2001 to $1,020.9 million compared with $997.6 million in the second quarter of 2000. Income from continuing operations increased 28 percent to $187.9 million from $146.3 million for the same period in 2000. Diluted earnings per share from continuing operations increased 34 percent to 76 cents in the second quarter of 2001, compared with 56 cents in the second quarter of 2000. Excluding special gains and charges in the second quarter of 2001, income from continuing operations decreased one percent to $144.6 million from $146.3 million for the same period in 2000 while diluted earnings per share from continuing operations increased 3 percent to 58 cents in the second quarter of 2001. Included as special gains and charges in the second quarter of 2001 are a $29 million pre-tax restructuring charge related to changes in infrastructure, process improvements and the planned spin-off of Office Systems, of which $28 million was related to continuing operations and $1 million to discontinued operations, a $248 million non-cash pre-tax charge associated with the company's transition to the next generation of networked mailing technology, and a net pretax gain of $362 million resulting from the settlement of a lawsuit with Hewlett-Packard.

Second quarter 2001 revenue included $522.4 million from sales, up seven percent from $488.3 million in the second quarter of 2000; $365.1 million from rentals and financing, down six percent from $386.6 million; and $133.3 million from support services, up nine percent from $122.7 million. Rentals and financing revenue was negatively impacted in the second quarter of 2001 by the prior year sale of the credit card portfolio. Excluding the impact of the prior year sale of the credit card portfolio, rentals and financing revenue was flat in the second quarter of 2001 compared with the same period in 2000.

The Global Mailing segment includes worldwide revenues and related expenses from the rental of postage meters and the sale, rental and financing of mailing equipment, including mail finishing and software-based mail creation equipment, software-based shipping, transportation and logistics systems, and related supplies and services. During the second quarter of 2001, revenue was flat and operating profit increased four percent. Revenue growth was negatively impacted by the sale of the credit card portfolio at the end of the second quarter of 2000 and the negative impact of foreign currency, principally related to the British Pound, Canadian Dollar and the Euro. Excluding the impact of these two factors, Global Mailing revenues increased four percent. Core metering and mail finishing applications performed in line with the second quarter of 2000 despite the impact of the slowing economy. Global Mailing's operating profit benefited from lower administrative costs due to continuous process improvements.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 13

The Enterprise Solutions segment includes Pitney Bowes Management Services and Document Messaging Technologies. Pitney Bowes Management Services includes facilities management contracts for advanced mailing, reprographic, document management and other value-added services to large enterprises. Document Messaging Technologies includes sales, service and financing of high speed, software-enabled production mail systems, sorting equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software. During the second quarter of 2001, revenue grew 13 percent and operating profit decreased two percent. Revenue growth was driven by a 14 percent increase at Pitney Bowes Management Services and an 11 percent increase at Document Messaging Technologies resulting from higher volume in both businesses. Operating profit comparisons, particularly for Document Messaging
Technologies were adversely impacted by a previously reported settlement received from Bell & Howell in the second quarter of 2000 and costs associated with the investments in acquisition and growth initiatives during the second quarter of 2001. Excluding these items, operating profit for the segment would have increased at a double- digit rate.

Total Messaging Solutions, the combined results of the Global Mailing segment and Enterprise Solutions segment, reported three percent revenue and operating profit growth.

The Capital Services segment includes primarily asset- and fee-based income generated by large-ticket, non-core asset transactions. During the quarter, revenue decreased ten percent and operating profit decreased three percent. This performance is consistent with the company's previously stated strategy to concentrate on fee-based income opportunities.

Cost of sales increased to 58.2 percent of sales revenue in the second quarter of 2001 compared with 57.4 percent in the second quarter of 2000. The increase was due primarily to the increasing mix of lower margin Pitney Bowes Management Services sales revenue.

Cost of rentals and financing was flat at 24.7 percent of related revenues in both the second quarter of 2001 and 2000, respectively.

Selling, service and administrative expenses were 32.9 percent of revenue in the second quarter of 2001 compared with 32.8 percent in the second quarter of 2000. The increase is a result of costs associated with investments in acquisition and growth initiatives, partially offset by the company's continued emphasis on controlling operating expenses.

Research and development expenses increased 14.2 percent to $34.9 million in the second quarter of 2001 compared with $30.5 million in the second quarter of 2000. The increase reflects the company's continued commitment to developing new technologies and other mailing and software products.

Net interest expense decreased to $44.3 million in the second quarter of 2001 from $50.4 million in the second quarter of 2000. The decrease is due mainly to lower average interest rates in 2001.

The effective tax rate for the second quarter of 2001 was 37 percent. Excluding special gains and charges, the effective tax rate for the second quarter of 2001 was 31.6 percent compared with 31.5 percent in 2000.

Excluding special gains and charges, income from continuing operations decreased
1.2 percent while diluted earnings per share from continuing operations increased 3.4 percent. The reason for the increase in diluted earnings per share outperforming income from continuing operations was the company's share repurchase program.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 14

Results of Continuing Operations - six months of 2001 vs. six months of 2000
----------------------------------------------------------------------------

For the first six months of 2001 compared with the same period of 2000, revenue increased two percent to $1,987.2 million, and income from continuing operations, excluding special gains and charges decreased one percent to $276.1 million. The factors that affected revenue and earnings performance included those cited for the second quarter of 2001 versus 2000.

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

Accounting Pronouncements
-------------------------

In 1998, Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended in 2000 by FAS No. 138, was issued. FAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. The company adopted the provisions of FAS No. 133 in the first quarter of 2001. The company uses derivatives to reduce the volatility in earnings and cash flows associated with the impact of interest rate changes and foreign currency fluctuations due to its investing and funding activities and its operations in different foreign currencies. Derivatives designated as cash flow hedges include primarily foreign exchange contracts and interest rate swaps related to variable-rate debt. Derivatives designated as fair value hedges include primarily interest rate swaps related to fixed-rate debt. The adoption of FAS No. 133 has resulted in an after-tax reduction to accumulated other comprehensive income of $6.6 million, including a one-time cumulative effect of accounting change which reduced accumulated other comprehensive income by approximately $9.2 million in the first quarter of 2001. The adoption of FAS No. 133 has also impacted assets and liabilities recorded on the Consolidated Balance Sheet. The adoption of FAS No. 133 did not materially impact results of operations in the three and six months ended June 30, 2001.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 15

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

In July 2001, FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criterion and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the company on January 1, 2002. The adoption of these accounting standards is expected to reduce the amortization of intangible assets commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 16

Restructuring Charges
---------------------

As previously announced, the company adopted a formal restructuring plan in the first quarter of 2001, to implement a common, streamlined business infrastructure across the corporation as a result of our decisions to spin off our office systems business and align our mailing business on a global basis, as well as cost saving opportunities resulting from strategic acquisitions and partnerships and additional benefits attained from the consolidation of our IT organization and ERP initiatives. In connection with this plan, the company recorded a pretax restructuring charge of $28.9 million during the second quarter of 2001, of which $27.6 million was related to continuing operations, and the remaining $1.3 million related to discontinued operations. For the six months ended June 30, 2001, pretax restructuring charges were $103.9 million, of which $70.8 million was related to continuing operations and the remaining $33.1 million was related to discontinued operations. The company expects to record an additional pretax restructuring charge of approximately $10 million to $15 million in the third quarter of 2001 to complete this restructuring plan. The restructuring charges related to continuing operations have been segregated in the Consolidated Statements of Income for the three and six months ended June 30, 2001. The restructuring charges related to discontinued operations have been reported in discontinued operations in the Consolidated Statements of Income for the three and six months ended June 30, 2001. See Note 2 to the Consolidated Financial Statements.

The restructuring charges related to continuing operations are comprised of:

(Dollars in millions)                             Three                Six
                                              Months Ended        Months Ended
                                              June 30, 2001       June 30, 2001
                                              -------------       -------------
Severance and benefit costs.............      $        12.4       $        47.6
Asset impairments.......................               14.1                16.3
Other exit costs........................                1.1                 6.9
                                              -------------       -------------
                                              $        27.6       $        70.8
                                              =============       =============

All restructuring charges, except for the asset impairments will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,100 employees worldwide to be completed over the next 12 months. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 85% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe. None of the reductions will impact sales coverage. As of June 30, 2001, 360 employees were separated under these initiatives and approximately $15 million of severance and benefit costs were paid. Asset impairments relate primarily to the write down of capitalized hardware and software, resulting from the alignment of our mailing business on a global basis and ERP initiatives.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 17

The restructuring charges related to discontinued operations are comprised of:

(Dollars in millions)                            Three                Six
                                              Months Ended       Months Ended
                                             June 30, 2001       June 30, 2001
                                             -------------       -------------
Severance and benefit costs.............     $          .4       $         1.9
Asset impairments.......................                .9                17.4
Other exit costs........................                 -                13.8
                                             -------------       -------------
                                             $         1.3       $        33.1
                                             =============       =============

The severance and benefit costs relate to a reduction in workforce of approximately 25 employees. The asset impairments relate primarily to a write-down of residual values in connection with leases of copier equipment and the write-down of facsimile and copier equipment, resulting from the spin-off of our office systems business. Other exit costs relate primarily to incremental costs associated with cancellation and separation of facility occupancy leases that are shared between the company and Office Systems.

Total cash payments resulting from the restructuring charges for the six months ended June 30, 2001 were approximately $17 million. We expect that the majority of the remaining cash outflows related to restructuring charges will take place over the next nine months, funded primarily by cash provided by operating activities. The restructuring charges are expected to increase our operating efficiency and effectiveness in 2002 and beyond while enhancing growth, primarily as a result of reduced personnel-related expenses.

Meter Transition
----------------

As previously announced, the company adopted a formal meter transition plan in the second quarter of 2001, to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by the recent settlement agreement with Hewlett-Packard that expanded our access to technology and our ability to move to networked products combined with our expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. In connection with this plan, the company recorded a non-cash pretax charge of $247.7 million during the second quarter of 2001, related to assets associated with our non-networked mailing technology, of which $128.4 million related to the impairment of lease residuals, $71.3 million related to the impairment of meter rental assets, $27.6 million related to reduced inventory valuation and $20.4 million related to additional depreciation costs on meter rental assets.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 18


Other Matters
-------------

In June 2001, the company and Hewlett-Packard announced that they had reached an agreement resolving a lawsuit filed by the company in 1995. The lawsuit arose out of a dispute over print technology patents. Under the terms of the agreement, the companies resolved all pending patent litigation without admission of infringement and the company received $400 million in cash. This payment, net of legal fees and related expenses of $37.8 million was recorded as other income in the Consolidated Statements of Income in the second quarter of 2001.

Liquidity and Capital Resources
-------------------------------

The ratio of current assets to current liabilities decreased to .86 to 1 at June 30, 2001 compared with .91 to 1 at December 31, 2000 primarily as a result of costs associated with the restructuring and meter transition plans.

The company has a shelf registration, permitting issuances of up to $500 million in debt securities (including medium-term notes) with a minimum maturity of nine months. In April 2001, the company issued the remaining $300 million of notes available under its shelf registration. These unsecured notes bear annual interest at 5.875% and mature in May 2006. The proceeds were used for general corporate purposes including the repayment of commercial paper, financing acquisitions and the repurchase of company stock.

PBCC has $425 million of unissued debt securities available at June 30, 2001 from a shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 1998. As part of this shelf registration statement in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D, of which $175 million remained available at June 30, 2001.

The company believes that its financing needs for the next 12 months can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and existing commercial paper and medium-term note programs.

The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company was 72.6 percent at June 30, 2001 compared with 73.0 percent at December 31, 2000. Book value per common share increased to $5.25 at June 30, 2001 from $5.16 at December 31, 2000 driven primarily by income from continuing operations, partially offset by the repurchase of common shares. During the second quarter of 2001, the company repurchased 1.8 million common shares for $71.7 million.

To control the impact of interest rate risk on its business, the company uses a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements. The company enters into interest rate swap agreements primarily through its financial services business.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 19


Capital Investments
-------------------

In the first six months of 2001, net investments in fixed assets included $56.3 million in net additions to property, plant and equipment and $59.8 million in net additions to rental equipment and related inventories compared with $47.2 million and $78.8 million, respectively, in the same period in 2000. These additions include expenditures for normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment related to the discontinued operations of Office Systems.

Expenditures for property, plant and equipment, and rental equipment and related inventories are expected to be lower than historical levels as a result of the spin-off of the company's Office Systems business.


Acquisitions
------------

On June 29, 2001, the company completed its acquisition of Danka Services International (DSI) from Danka Business Systems PLC for $290 million in cash.
DSI provides on- and off-site document management services, including the management of central reprographic departments, the placement and maintenance of photocopiers, print-on-demand operations and document archiving and retrieval services. The acquisition has been accounted for under the purchase method and accordingly, the operating results of DSI have been included in the company's consolidated financial statements since the date of acquisition. The balance sheet reflects the preliminary allocation of the purchase price based on the initially estimated fair values of assets and liabilities acquired.

On June 5, 2001, the company completed the acquisition of Bell & Howell's International Mail and Messaging Technologies (MMT) business in Europe, Africa, the Middle East and Asia, for $51 million in cash. MMT markets and services high-end mail processing, sorting and service-related products through a network of distributors and direct operations. The acquisition has been accounted for under the purchase method and accordingly, the operating results of the acquisition have been included in the company's consolidated financial statements since the date of acquisition. The balance sheet reflects the preliminary allocation of the purchase price based on the initially estimated fair values of assets and liabilities acquired.

The acquisitions of DSI and MMT did not materially impact the results of operations for the three and six months ended June 30, 2001. See Note 10 to the Consolidated Financial Statements.


Subsequent Events
-----------------

In July 2001 the company announced that it is in discussions with Fimalac, the French diversified services group, for the acquisition of Secap SA, Fimalac's mailing subsidiary. Secap provides a range of mail processing equipment, supplies and technology for low- to mid-volume mailers. The parties have discussed a purchase price of approximately FF 1.45 billion. In accordance with French labor law, the proposed transaction has been submitted to the companies' respective employee representatives for review and opinion, and is subject to the execution of definitive documentation, completion of due diligence, and receipt of approvals by the appropriate regulatory authorities and the boards of directors of Pitney Bowes and Fimalac.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 20


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

In 2000, the USPS also issued a proposal to cease placements of non-digital, or letterpress, meters as follows:

o New placements of non-digital meters with a "timeout" feature that enables the meters to be automatically disabled, if not reset within a specified time period are no longer permitted after December 2003.
o New placements of non-digital meters without the "timeout" feature are no longer permitted after June 2001.

The company has submitted comments to the USPS's proposed schedules described above. The company adopted a formal meter transition plan in the second quarter of 2001, to transition to the next generation of networked mailing technology. See Note 12 to the Consolidated Financial Statements.

As a result of the company's aggressive efforts to meet the USPS's mechanical meter migration phaseout schedule combined with the company's ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represented less than 1% of the company's installed meter base at June 30, 2001 and December 31, 2000. The company continues to work, in close cooperation with the USPS, to convert those mechanical meter customers who have not migrated to digital or electronic meters.

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

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 21


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

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 22

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

Item 4:  Submission of Matters to a Vote of Security Holders

Below are the final results of the voting at the annual meeting of stockholders held on May 14, 2001:

Proposal 1 - Election of Directors

               Nominee                For                Withheld
          -----------------       -----------           ----------
          Linda G. Alvarado       213,151,915            1,838,736
          Ernie Green             213,220,397            1,770,254
          John S. McFarlane       213,263,620            1,727,031

Proposal 2 - Appointment   of   PricewaterhouseCoopers   LLP   as    Independent
             Accountants

              For                   Against                Abstain
          -----------             -----------            ---------
          208,725,278               5,316,265              949,108

Proposal 3 - Approve the  performance  goals under the Key Employee's  Incentive
             Plan

              For                   Against                Abstain
          -----------             -----------            ---------
          208,051,759               5,469,371            1,469,521

Proposal 4 - Stockholder proposal relating to the Stockholder Rights Plan

              For                   Against                Abstain
          -----------             -----------            ---------
          100,847,798              88,689,411            2,797,643


The following  other  directors  continued their term of office after the Annual
Meeting:

    Colin G. Campbell                                     Herbert L. Henkel
    Michael J. Critelli                                   James H. Keyes
    Jessica P. Einhorn                                    Michael I. Roth

In July 2001, the board of directors elected Eduardo R. Menasce, David L. Shedlarz and Robert E. Weissman to the board, effective September 1, 2001.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 23


Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

         Reg. S-K
         Exhibits         Description
         --------         -----------------------------
            (12)          Computation of ratio of
                          earnings to fixed charges


(b) Reports on Form 8-K

      On June 15, 2001, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated June 14, 2000 regarding its plan to transform the global mailing industry by developing a networked platform for its mailing systems.

      On June 5, 2001, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated June 5, 2001 regarding its completed acquisition of Bell & Howell's International Mail and Messaging Technologies business.

      On June 5, 2001, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated June 4, 2001 regarding its announcement of agreements which settle litigation between the company and Hewlett-Packard Company.

      On May 17, 2001, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting votes received on the agenda items at the company's Annual Meeting of Stockholder's, held on May 14, 2001.

      On April 19, 2001, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated April 17, 2001 for the quarter ended March 31, 2001.

      On April 19, 2001, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated April 18, 2001 regarding its announcement to acquire Bell & Howell's International Mail and Messaging Technologies.

      On April 18, 2001, the company filed a current report on Form 8-K pursuant to Item 5 thereof, correcting the data that appears in Table III of the company's Notice of 2001 Annual Meeting and Proxy Statement.

      On April 13, 2001, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated April 9, 2001 regarding its announcement to acquire Danka Services International.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2001
Page 24



                                   Signatures
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                PITNEY BOWES INC.




August 13, 2001




                                /s/ B. P. Nolop
                                ------------------------------------------------
                                B. P. Nolop
                                Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer)



                                /s/ A. F. Henock
                                ------------------------------------------------
                                A. F. Henock
                                Vice President - Finance
                                (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------




         Reg. S-K
         Exhibits         Description
         --------         ---------------------------------

            (12)          Computation of ratio of
                          earnings to fixed charges



                                                                    Exhibit (12)

                                Pitney Bowes Inc.
              Computation of Ratio of Earnings to Fixed Charges (1)
              -----------------------------------------------------

(Dollars in thousands)
                                                      Three Months Ended               Six Months Ended
                                                           June 30,                        June 30,
                                                  ---------------------------    ---------------------------
                                                          2001        2000(2)            2001        2000(2)
                                                  ------------   ------------    ------------    -----------
Income from continuing operations
  before income taxes...........................  $    298,236   $    213,505    $    447,135    $   408,196

Add:
   Interest expense.............................        46,338         52,459          99,126         98,967
   Portion of rents
      representative of the
      interest factor...........................        11,079         10,731          21,345         21,339
   Amortization of capitalized
      interest..................................           243            243             486            486
   Minority interest in the
      income of subsidiary
      with fixed charges........................         2,648          3,543           6,009          6,825
                                                  ------------   ------------    ------------    -----------

Income as adjusted..............................  $    358,544   $    280,481    $    574,101    $   535,813
                                                  ============   ============    ============    ===========

Fixed charges:
   Interest expense.............................  $     46,338   $     52,459    $     99,126    $    98,967
   Capitalized interest.........................             -            974               -          1,513
   Portion of rents
      representative of the
      interest factor...........................        11,079         10,731          21,345         21,339
   Minority interest, excluding
      taxes, in the income of
      subsidiary with fixed charges.............         4,204          5,169           9,208          9,958
                                                  ------------   ------------    ------------    -----------

      Total fixed charges......................   $     61,621   $     69,333    $    129,679    $   131,777
                                                  ============   ============    ============    ===========

Ratio of earnings to
   fixed charges................................          5.82           4.05            4.43           4.07
                                                  ============   ============    ============    ===========

Ratio of earnings to fixed
   charges excluding minority
   interest.....................................          6.20           4.32            4.72           4.34
                                                  ============   ============    ============    ===========

(1) The computation of the ratio of earnings to fixed charges has been computed by dividing income from continuing operations before income taxes as adjusted by fixed charges. Included in fixed charges is one-third of rental expense as the representative portion of interest.

(2) Interest expense and the portion of rents representative of the interest factor of the discontinued operations of Office Systems have been excluded from fixed charges in the computation.

        Including these amounts in fixed charges, the ratio of earnings to fixed charges would be 5.59 and 4.27 for the three and six months ended June 30, 2001 and 3.94 and 3.96 for the three and six months ended June 30, 2000, respectively. The ratio of earnings to fixed charges excluding minority interest would be 5.93 and 4.54 for the three and six months ended June 30, 2001, respectively and 4.19 and 4.21 for the three and six months ended June 30, 2000, respectively.