Form 10-Q
period 2001-09-30
PITNEY BOWES INC /DE/
filed 2001-11-13
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 1 0 - Q




 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001

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

Number of shares of common stock, $1 par value, outstanding as of October 31, 2001 is 243,848,538.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 2


                                Pitney Bowes Inc.
                                     Index
                                -----------------

                                                                     Page Number
                                                                     -----------
Part I - Financial Information:

    Item 1: Financial Statements

      Consolidated Statements of Income (unaudited) - Three and
           Nine Months Ended September 30, 2001 and 2000...............        3

      Consolidated Balance Sheets - September 30, 2001 (unaudited)
           and December 31, 2000.......................................        4

      Consolidated Statements of Cash Flows (unaudited) - Nine
           Months Ended September 30, 2001 and 2000....................        5

      Notes to Consolidated Financial Statements.......................   6 - 11

    Item 2: Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.....  12 - 22

Part II - Other Information:

    Item 1:  Legal Proceedings.........................................       23

    Item 6:  Exhibits and Reports on Form 8-K..........................       23

Signatures ............................................................       24

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 3
                         Part I - Financial Information

Item 1. Financial Statements.

                                Pitney Bowes Inc.
                        Consolidated Statements of Income
                                   (Unaudited)
                        ---------------------------------

(Dollars in thousands, except per share data)
                                                                           Three Months Ended               Nine Months Ended
                                                                              September 30,                    September 30,
                                                                       ---------------------------    ----------------------------
                                                                              2001            2000            2001            2000
                                                                       -----------     -----------    ------------    ------------
Revenue from:
     Sales..........................................................   $   541,947      $  469,838     $ 1,535,853     $ 1,399,333
     Rentals and financing..........................................       365,684         366,763       1,098,774       1,134,082
     Support services...............................................       136,849         123,393         397,040         368,969
                                                                       -----------     -----------    ------------    ------------

         Total revenue..............................................     1,044,480         959,994       3,031,667       2,902,384
                                                                       -----------     -----------    ------------    ------------

Costs and expenses:
     Cost of sales..................................................       332,909         264,320         915,220         802,625
     Cost of rentals and financing..................................        85,169          86,608         266,229         282,168
     Cost of meter transition - impairment (Note 12)................             -               -         227,300               -
     Cost of meter transition - additional depreciation (Note 12)...        10,300               -          30,700               -
     Selling, service and administrative............................       344,850         320,515       1,003,890         965,710
     Research and development.......................................        31,554          27,640          98,021          87,679
     Other income (Note 13).........................................             -               -        (362,172)              -
     Interest, net..................................................        45,315          49,021         140,201         144,116
     Restructuring charges (Note 11)................................        17,879          18,667          88,639          18,667
                                                                       -----------     -----------    ------------    ------------

         Total costs and expenses...................................       867,976         766,771       2,408,028       2,300,965
                                                                       -----------     -----------    ------------    ------------

Income from continuing operations before income taxes...............       176,504         193,223         623,639         601,419
Provision for income taxes..........................................        54,406          47,538         209,748         175,948
                                                                       -----------     -----------    ------------    ------------

Income from continuing operations...................................       122,098         145,685         413,891         425,471
Income from discontinued operations (Note 2)........................             -          15,748               -          53,472
Loss on disposal of discontinued operations (Note 2) ...............        (4,884)              -         (15,711)              -
Cumulative effect of accounting change..............................             -               -               -          (4,683)
                                                                       -----------     -----------    ------------    ------------

Net income..........................................................   $   117,214      $  161,433     $   398,180     $   474,260
                                                                       ===========     ===========    ============    ============

Basic earnings per share:
  Continuing operations.............................................   $       .50      $      .57     $      1.68     $      1.65
  Discontinued operations...........................................          (.02)            .06            (.06)            .21
  Cumulative effect of accounting change............................             -               -               -            (.02)
                                                                       -----------     -----------    ------------    ------------

  Net income........................................................   $       .48      $      .63     $      1.61     $      1.84
                                                                       ===========     ===========    ============    ============

Diluted earnings per share:
  Continuing operations.............................................   $       .49      $      .57     $      1.67     $      1.63
  Discontinued operations...........................................          (.02)            .06            (.06)            .21
  Cumulative effect of accounting change............................             -               -               -            (.02)
                                                                       -----------     -----------    ------------    ------------

  Net income........................................................   $       .47      $      .63     $      1.60     $      1.82
                                                                       ===========     ===========    ============    ============

Dividends declared per share of common stock........................   $       .29      $     .285     $       .87     $      .855
                                                                       ===========     ===========    ============    ============

Ratio of earnings to fixed charges..................................          3.81            3.84            4.23            3.99
                                                                       ===========     ===========    ============    ============
Ratio of earnings to fixed charges
     excluding minority interest....................................          3.98            4.08            4.47            4.25
                                                                       ===========     ===========    ============    ============

                 See Notes to Consolidated Financial Statements

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 4

                                Pitney Bowes Inc.
                           Consolidated Balance Sheets
                           ---------------------------

                                                                                  September 30,        December 31,
(Dollars in thousands, except share data)                                                  2001                2000
                                                                                ---------------    ----------------
                                                                                   (Unaudited)
Assets
------
Current assets:
     Cash and cash equivalents.............................................     $       292,312    $        198,255
     Short-term investments, at cost which
         approximates market...............................................               8,107              15,250
     Accounts receivable, less allowances:
         9/01, $30,349; 12/00, $26,468.....................................             386,885             313,510
     Finance receivables, less allowances:
         9/01, $57,825; 12/00, $44,129.....................................           1,486,910           1,592,920
     Inventories (Note 3)..................................................             164,630             167,969
     Other current assets and prepayments..................................             151,398             145,786
     Net current assets of discontinued operations.........................             230,789             193,018
                                                                                ---------------    ----------------

         Total current assets..............................................           2,721,031           2,626,708

Property, plant and equipment, net (Note 4)................................             509,850             491,312
Rental equipment and related inventories, net (Note 4).....................             469,387             620,841
Property leased under capital leases, net (Note 4).........................               1,691               2,303
Long-term finance receivables, less allowances:
     9/01, $67,879; 12/00, $53,222.........................................           1,790,647           1,980,876
Investment in leveraged leases.............................................           1,260,955           1,150,656
Goodwill, net of amortization:
     9/01, $66,451; 12/00, $58,658.........................................             566,075             203,447
Other assets  .............................................................             691,149             612,760
Net long-term assets of discontinued operations............................             219,121             212,363
                                                                                ---------------    ----------------

Total assets  ............................................................      $     8,229,906    $      7,901,266
                                                                                ===============    ================

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities..............................     $     1,191,435    $        995,283
     Income taxes payable..................................................             378,926             262,125
     Notes payable and current portion of
         long-term obligations ............................................             756,579           1,277,941
     Advance billings......................................................             333,532             346,228
                                                                                ---------------    ----------------

         Total current liabilities.........................................           2,660,472           2,881,577

Deferred taxes on income...................................................           1,218,881           1,226,597
Long-term debt (Note 5)....................................................           2,436,358           1,881,947
Other noncurrent liabilities...............................................             338,076             316,170
                                                                                ---------------    ----------------

         Total liabilities.................................................           6,653,787           6,306,291
                                                                                ---------------    ----------------

Preferred stockholders' equity in a subsidiary company.....................             310,000             310,000

Stockholders' equity:
     Cumulative preferred stock, $50 par
         value, 4% convertible.............................................                  24                  29
     Cumulative preference stock, no par
         value, $2.12 convertible..........................................               1,609               1,737
     Common stock, $1 par value............................................             323,338             323,338
     Capital in excess of par value........................................               3,471              10,298
     Retained earnings.....................................................           3,950,435           3,766,995
     Accumulated other comprehensive income (Note 8).......................            (148,132)           (139,434)
     Treasury stock, at cost...............................................          (2,864,626)         (2,677,988)
                                                                                ---------------    ----------------

         Total stockholders' equity........................................           1,266,119           1,284,975
                                                                                ---------------    ----------------

Total liabilities and stockholders' equity     ............................     $     8,229,906     $     7,901,266
                                                                                ===============    ================

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 5

                                Pitney Bowes Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                   -------------------------------------------
(Dollars in thousands)
                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                  --------------------------------
                                                                                           2001               2000
                                                                                  -------------      -------------
Cash flows from operating activities:
     Net income ..............................................................    $     398,180      $     474,260
     Nonrecurring charges, net................................................          240,336                  -
     Nonrecurring payments....................................................          (35,454)                 -
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization...................................          243,617            236,384
              Increase in deferred taxes on income............................          143,501             87,102
              Change in assets and liabilities:
                  Accounts receivable.........................................              103             (4,100)
                  Net investment in internal finance receivables..............            7,531            (65,823)
                  Inventories.................................................           41,148            (34,097)
                  Other current assets and prepayments........................           (6,086)           (13,153)
                  Accounts payable and accrued liabilities....................         (124,798)           (13,373)
                  Income taxes payable........................................          120,726             12,554
                  Advance billings............................................          (28,723)             2,127
                  Other, net..................................................          (15,384)            (9,048)
                                                                                  -------------      -------------

                  Net cash provided by operating activities...................          984,697            672,833
                                                                                  -------------      -------------

Cash flows from investing activities:
     Short-term investments...................................................            7,168             (1,498)
     Net investment in fixed assets...........................................         (188,026)          (189,156)
     Net investment in finance receivables....................................           17,428            (64,466)
     Net investment in capital and mortgage services..........................          117,949             34,611
     Investment in leveraged leases...........................................         (108,492)          (120,821)
     Proceeds and cash receipts from the sale of
      discontinued operations.................................................                -            512,780
     Net proceeds from the sale of credit card portfolio......................                -            321,746
     Net investment in insurance contracts....................................            1,396           (126,262)
     Acquisitions, net of cash acquired.......................................         (372,520)                 -
     Reserve Account deposits.................................................          124,216             47,995
     Other investing activities...............................................          (13,873)           (47,637)
                                                                                  -------------      -------------

                  Net cash (used in) provided by investing activities.........         (414,754)           367,292
                                                                                  -------------      -------------

Cash flows from financing activities:
     Decrease in notes payable, net...........................................         (346,934)          (276,760)
     Proceeds from long-term obligations......................................          762,641            182,092
     Principal payments on long-term obligations..............................         (444,806)          (196,271)
     Proceeds from issuance of stock..........................................           22,595             25,229
     Stock repurchases........................................................         (216,193)          (538,141)
     Dividends paid...........................................................         (214,740)          (221,188)
                                                                                  -------------      -------------

                  Net cash used in financing activities.......................         (437,437)        (1,025,039)
                                                                                  -------------      -------------

Effect of exchange rate changes on cash.......................................              463             (3,953)
                                                                                  -------------      -------------

Increase in cash and cash equivalents.........................................          132,969             11,133

Cash and cash equivalents at beginning of period..............................          198,255            254,270

Cash included in net assets of discontinued operations........................          (38,912)                 -
                                                                                  -------------      -------------

Cash and cash equivalents at end of period....................................    $     292,312      $     265,403
                                                                                  =============      =============

Interest paid ...............................................................     $     149,659      $     192,770
                                                                                  =============      =============

Income taxes paid, net........................................................    $      77,354      $      99,614
                                                                                  =============      =============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 6
                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at September 30, 2001 and December 31, 2000, the results of its operations for the three months and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000 have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 2000 Annual Report to Stockholders on Form 10-K. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

Note 2:
-------

On December 11, 2000, the company announced that its Board of Directors approved a formal plan to spin off the company's office systems business to stockholders as an independent, publicly-traded company. On November 12, 2001, the Board of Directors designated December 3, 2001 as the date for the spin-off of Office Systems, under the name Imagistics International Inc. On that date, the company will pay a special stock dividend of Imagistics common stock to Pitney Bowes common stockholders. Through this special dividend, Pitney Bowes will distribute 100% of the shares of Imagistics stock. Each eligible Pitney Bowes common stockholder of record on November 19, 2001 will receive 0.08 shares of Imagistics stock for each share of Pitney Bowes stock. The Internal Revenue Service has notified the company that the spin-off will be tax free as provided for under the Internal Revenue Code. Revenue of Office Systems was $156.2 million and $161.3 million for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, revenue was $463.3 million and $481.9 million, respectively. Net interest expense allocated to Office Systems was $2.6 million and $2.9 million for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, net interest expense allocated to Office Systems was $8.5 million and $8.3 million, respectively. Interest has been allocated based on the net assets of Office Systems charged at the company's weighted average borrowing rate. Operating results of Office Systems have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Prior year results have been reclassified to conform to the current year presentation. Income from Office Systems for the three and nine months ended September 30, 2001 was $.1 million (net of taxes of $.06 million), and $8.1 million (net of taxes of $5.5 million), respectively, offset by costs, expenses and restructuring charges directly associated with the spin-off. The company expects the total amount of costs, expenses and restructuring charges related to the spin-off to exceed the income from the discontinued operations of Office Systems between the measurement date (December 11, 2000) and the spin-off date, by $15.7 million (net of taxes of $8.2 million), primarily as a result of continuing weakness in the copier business. This amount has been reflected as a loss on disposal of discontinued operations in the Consolidated Statements of Income for the nine months ended September 30, 2001. Income from the discontinued operations of Office Systems for the three and nine months ended September 30, 2000 was $15.7 million (net of taxes of $10.4 million) and $53.5 million (net of taxes of $35.3 million), respectively. Net assets of Office Systems have been separately classified in the Consolidated Balance Sheets. Cash flow impacts of Office Systems have not been segregated in the Consolidated Statements of Cash Flows.

On January 14, 2000, the company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation, a wholly-owned subsidiary of the company, to ABN AMRO North America. The company received approximately $484 million in cash at closing. The transaction is subject to post-closing adjustments.

Note 3:
------

Inventories are comprised of the following:

(Dollars in thousands)                        September 30,         December 31,
                                                       2001                 2000
                                          -----------------    -----------------

Raw materials and work in process.....    $          57,316    $          67,990
Supplies and service parts............               45,448               38,708
Finished products.....................               61,866               61,271
                                          -----------------    -----------------

Total  ...............................    $         164,630    $         167,969
                                          =================    =================

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 7

Note 4:
------

Fixed assets are comprised of the following:
                                                        September 30,            December 31,
(Dollars in thousands)                                           2001                    2000
                                                    -----------------       -----------------
Property, plant and equipment..................     $       1,297,552       $       1,195,319
Accumulated depreciation.......................              (787,702)               (704,007)
                                                    -----------------       -----------------

Property, plant and equipment, net.............     $         509,850       $         491,312
                                                    =================       =================

Rental equipment and related inventories.......     $       1,065,570       $       1,218,251
Accumulated depreciation.......................              (596,183)               (597,410)
                                                    -----------------       -----------------

Rental equipment and related inventories, net..     $         469,387       $         620,841
                                                    =================       =================

Property leased under capital leases...........     $          19,203       $          19,059
Accumulated amortization.......................               (17,512)                (16,756)
                                                    -----------------       -----------------

Property leased under capital leases, net......     $           1,691       $           2,303
                                                    =================       =================

In connection with the company's meter transition, the company wrote down rental equipment in the second quarter of 2001. See Note 12 to the Consolidated Financial Statements.


Note 5:
------

In October 2001, Pitney Bowes Inc. filed a shelf registration statement with the Securities and Exchange Commission (SEC) permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares.

In April 2001, the company issued the remaining $300 million of notes available under a prior shelf registration, permitting issuances of up to $500 million in debt securities (including medium-term notes) with a minimum maturity of nine months. These unsecured notes bear annual interest at 5.875% and mature in May 2006. The proceeds were used for general corporate purposes, including the repayment of commercial paper, financing acquisitions and the repurchase of the company's stock.

PBCC has $75 million of unissued debt securities available at September 30, 2001 from a shelf registration statement filed with the SEC in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D, of which $75 million remained available at September 30, 2001. In August 2001, PBCC issued $350 million of unsecured fixed rate notes maturing in August 2008. These notes bear interest at an annual rate of 5.75% and pay interest semi-annually beginning February 15, 2002. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

In July 2001, PBCC issued four non-recourse promissory notes totaling $111.5 million in connection with four lease transactions. The promissory notes are all due in installments over 234 months at an interest rate of 7.24%. In September 2001, PBCC sold its interest in two of the lease transactions and transferred the obligation on two of the non-recourse promissory notes totaling $55.3 million in principal balance. Two non-recourse promissory notes remain outstanding at September 30, 2001 with a total principal balance of $55.3 million. These notes are serviced by the underlying lease transaction payments.


Note 6:
------

A reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2001 and 2000 is as follows (in thousands, except per share data):

                                                       2001                                                 2000
                                    --------------------------------------------        --------------------------------------------

                                                                             Per                                                 Per
                                           Income           Shares         Share               Income            Shares        Share
--------------------------------------------------------------------------------        --------------------------------------------
Income from continuing
  operations                        $     122,098                                       $     145,685
Less:
     Preferred stock
      dividends                                (1)                                                  -
     Preference stock
      dividends                               (33)                                                (34)
--------------------------------------------------------------------------------        --------------------------------------------

Basic earnings per
 share                              $     122,064          245,008     $     .50        $     145,651           254,253    $     .57
--------------------------------------------------------------------------------        --------------------------------------------

Effect of dilutive
 securities:
     Preferred stock                            1               12                                  -                14
     Preference stock                          33              958                                 34             1,058
     Stock options                                             978                                                  669
     Other                                                     324                                                  120
--------------------------------------------------------------------------------        --------------------------------------------

Diluted earnings per
 share                              $     122,098          247,280     $     .49        $     145,685           256,114    $     .57
================================================================================        ============================================

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 8

A reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 2001 and 2000 is as follows (in thousands, except per share data):

                                                       2001                                                 2000
                                    --------------------------------------------        --------------------------------------------

                                                                             Per                                                 Per
                                           Income           Shares         Share               Income            Shares        Share
--------------------------------------------------------------------------------        --------------------------------------------
Income from continuing
  operations                        $     413,891                                       $     425,471
Less:
     Preferred stock
      dividends                                (3)                                                  -
     Preference stock
      dividends                               (99)                                               (105)
--------------------------------------------------------------------------------        --------------------------------------------

Basic earnings per
 share                              $     413,789          246,564     $    1.68        $     425,366           258,380    $    1.65
--------------------------------------------------------------------------------        --------------------------------------------

Effect of dilutive
 securities:
     Preferred stock                            3               13                                  -                14
     Preference stock                          99              985                                105             1,068
     Stock options                                             767                                                  983
     Other                                                     198                                                  129
--------------------------------------------------------------------------------        --------------------------------------------

Diluted earnings per
 share                              $     413,891          248,527     $    1.67        $     425,471           260,574    $    1.63
================================================================================        ============================================

Note 7:
------

Revenue and operating profit by business segment for the three and nine months ended September 30, 2001 and 2000 were as follows:

                                                     Three Months Ended                      Nine Months Ended
                                                        September 30,                           September 30,
                                               ----------------------------         -------------------------------
(Dollars in thousands)                                2001             2000                 2001               2000
                                               -----------       ----------         --------------     ------------
Revenue:
   Global Mailing.............................  $  698,416        $ 700,448           $2,122,416         $2,130,987
   Enterprise Solutions.......................     294,881          212,080              772,353            631,447
                                               -----------       ----------         ------------       ------------

   Total Messaging Solutions..................     993,297          912,528            2,894,769          2,762,434

   Capital Services...........................      51,183           47,466              136,898            139,950
                                               -----------       ----------         ------------       ------------

Total revenue.................................  $1,044,480        $ 959,994           $3,031,667         $2,902,384
                                               ===========       ==========         ============       ============


Operating Profit: (1)
   Global Mailing.............................  $  208,430        $ 217,542           $  645,019         $  635,876
   Enterprise Solutions.......................      18,332           14,903               56,556             49,384
                                               -----------       ----------         ------------       ------------

   Total Messaging Solutions..................     226,762          232,445              701,575            685,260

   Capital Services...........................      20,018           17,517               50,169             46,635
                                               -----------       ----------         ------------       ------------

Total operating profit........................  $  246,780        $ 249,962           $  751,744         $  731,895


Unallocated amounts:
   Net interest (corporate interest expense,
    net of intercompany transactions).........     (16,648)         (17,727)             (52,655)           (45,568)
   Corporate expense..........................     (25,449)         (20,345)             (90,983)           (66,241)
   Other income                                          -               -               362,172                  -
   Cost of meter transition...................     (10,300)              -              (258,000)                 -
   Restructuring charges......................     (17,879)         (18,667)             (88,639)           (18,667)
                                               -----------       ----------         ------------       ------------

Income from continuing operations before
 income taxes.................................  $  176,504        $ 193,223           $  623,639         $  601,419
                                               ===========       ==========         ============       ============

(1)Operating profit excludes general corporate expenses, income taxes and net interest other than that related to finance operations.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 9


Note 8:
------

Comprehensive income for the three and nine months ended September 30, 2001 and 2000 was as follows:

(Dollars in thousands)
                                                          Three Months Ended        Nine Months Ended
                                                             September 30,            September 30,
                                                        ---------------------     ---------------------
                                                             2001        2000          2001        2000
                                                        ---------   ---------     ---------   ---------
Net income............................................. $ 117,214   $ 161,433     $ 398,180   $ 474,260
Other comprehensive income:
   Foreign currency translation adjustments............     4,737       1,111         3,864     (20,672)
   Cumulative effect of accounting change..............         -           -        (9,152)          -
   Net unrealized loss on derivative
     instruments.......................................    (5,952)          -        (3,410)          -
                                                        ---------   ---------     ---------   ---------

Comprehensive income................................... $ 115,999   $ 162,544     $ 389,482   $ 453,588
                                                        =========   =========     =========   =========

Note 9:
------

In 1998, Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended in 2000 by FAS No. 138, was issued. FAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. The company adopted the provisions of FAS No. 133 in the first quarter of 2001. The company uses derivatives to reduce the volatility in earnings and cash flows associated with the impact of interest rate changes and foreign currency fluctuations due to its investing and funding activities and its operations in different foreign currencies. Derivatives designated as cash flow hedges include primarily foreign exchange contracts and interest rate swaps related to variable-rate debt. Derivatives designated as fair value hedges include primarily interest rate swaps related to fixed-rate debt. The adoption of FAS No. 133 has resulted in an after-tax reduction to accumulated other comprehensive income of $12.6 million, including a one-time cumulative effect of accounting change which reduced accumulated other comprehensive income by approximately $9.2 million in the first quarter of 2001. The adoption of FAS No. 133 has also impacted assets and liabilities recorded on the Consolidated Balance Sheet. The adoption of FAS No. 133 did not materially impact results of operations in the three and nine months ended September 30, 2001.

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

In 2000, FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued, replacing FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, as well as requiring certain additional disclosures. However, it carries over most of the provisions contained in FAS No. 125. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. However, it is effective for the recognition and reclassification of collateral and for disclosures relating to those transactions for the year ended December 31, 2000. The adoption of this standard did not have a material impact on the company.

In July 2001, FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criterion and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the company on January 1, 2002. The adoption of these accounting standards is expected to reduce the amortization of intangible assets commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

In August 2001, FAS No. 143, "Accounting for Asset Retirement Obligations" was issued, amending FAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and applies to all entities. FAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is effective January 1, 2003 for the company. The company is currently evaluating the impact of this statement.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 10


In August 2001, FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held-for-sale. FAS No. 144 is effective January 1, 2002 for the company. The company is currently evaluating the impact of this statement.

In September 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") reached a consensus on Issue 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." EITF 01-10 provides guidance for accounting for the effects of the events of September 11, 2001 in financial statements. The company believes it is in compliance with these standards in all material respects.

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

The acquisitions of DSI and MMT did not materially impact income from continuing operations for the three and nine months ended September 30, 2001.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of DSI and MMT had occurred on January 1, 2000:

(Dollars in thousands)

                              Three Months Ended September 30,       Nine Months Ended September 30,
                             ---------------------------------     ----------------------------------
                                       2001               2000               2001                2000
                             --------------     --------------     --------------     ---------------
Total revenue..............     $ 1,044,480        $ 1,057,319        $ 3,209,259        $  3,177,407

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been completed on January 1, 2000, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma earnings results of these acquisitions were not material to earnings on either a per share or an aggregate basis.


Note 11:
-------

As previously announced, the company adopted a formal restructuring plan in the first quarter of 2001, to implement a common, streamlined business infrastructure across the corporation as a result of our decisions to spin off our office systems business and align our mailing business on a global basis, as well as cost saving opportunities resulting from strategic acquisitions and partnerships and additional benefits attained from the consolidation of our IT organization and ERP initiatives. In connection with this plan, the company recorded a pretax restructuring charge of $17.9 million during the third quarter of 2001, all of which was related to continuing operations. For the nine months ended September 30, 2001, pretax restructuring charges were $121.7 million, of which $88.6 million was related to continuing operations and the remaining $33.1 million was related to discontinued operations. The restructuring charges related to continuing operations have been segregated in the Consolidated Statements of Income for the three and nine months ended September 30, 2001. The restructuring charges related to discontinued operations have been reported in discontinued operations in the Consolidated Statements of Income for the nine months ended September 30, 2001. See Note 2 to the Consolidated Financial Statements.

The restructuring charges related to continuing operations are comprised of:

(Dollars in millions)                       Three Months           Nine Months
                                          Ended September       Ended September
                                                 30, 2001              30, 2001
                                          ---------------       ---------------
Severance and benefit costs.......        $           6.1       $          53.7
Asset impairments.................                    4.0                  20.2
Other exit costs..................                    7.8                  14.7
                                          ---------------       ---------------
                                          $          17.9       $          88.6
                                          ===============       ===============

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 11

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,100 employees worldwide to be completed over the next nine months. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 85% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe. None of the reductions will impact sales coverage. As of September 30, 2001, 488 employees were separated under these initiatives and approximately $25 million of severance and benefit costs were paid. Asset impairments relate primarily to the write down of capitalized hardware and software, resulting from the alignment of our mailing business on a global basis and our ERP initiatives.

The restructuring charges related to discontinued operations are comprised of:

(Dollars in millions)                                Nine Months
                                                   Ended September
                                                      30, 2001
                                                   ---------------
Severance and benefit costs...............         $           1.9
Asset impairments.........................                    17.4
Other exit costs..........................                    13.8
                                                   ---------------
                                                   $          33.1
                                                   ===============

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

The three and nine months ended September 30, 2000 included a pre-tax charge of $18.7 million, related to the consolidation of information technology staff and infrastructure.


Note 12:
-------

As previously announced, the company adopted a formal meter transition plan in the second quarter of 2001, to transition to the next generation of networked mailing technology. The information capture and exchange, made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by the settlement agreement with Hewlett-Packard that expanded our access to technology and our ability to move to networked products combined with our expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. In connection with this plan, the company recorded non-cash pretax charges of $10.3 million and $258.0 million for the three and nine months ended September 30, 2001, respectively, related to assets associated with our non-networked mailing technology.

The charges related to the meter transition plan are comprised of:

(Dollars in millions)                                          Three Months        Nine Months
                                                             Ended September     Ended September
                                                                30, 2001            30, 2001
                                                             ---------------     ---------------
Impairment of lease residuals...........................     $             -     $         128.4
Impairment of meter rental assets.......................                   -                71.3
Reduced inventory valuation.............................                   -                27.6
Additional depreciation costs on meter rental assets....                10.3                30.7
                                                             ----------------    ---------------
                                                             $          10.3     $         258.0
                                                             ================    ===============

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


Note 14:
-------

In October 2001, the company announced it has completed the acquisition of Secap SA, the France-based mailing systems subsidiary of Fimalac, for approximately Euros 220 million in cash. Secap offers a range of mail processing and paper handling equipment, supplies and technology for low- to mid-volume mailers. Secap holds more than 30% of the postage meter market share in France.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 12


Item 2.         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
              -----------------------------------------------------

Results of Continuing  Operations - third  quarter of 2001 vs. third  quarter of
--------------------------------------------------------------------------------
2000
----

Revenue increased nine percent in the third quarter of 2001 to $1,044.5 million compared with $960.0 million in the third quarter of 2000. Income from continuing operations for the third quarter of 2001 was $122.1 million, or 49 cents per diluted share. Excluding special items, income from continuing operations decreased three percent to $140.2 million in the third quarter of 2001 compared with $144.9 million for the same period in 2000, while diluted earnings per share from continuing operations was flat at 57 cents per share in both periods. Included as special items in the third quarter of 2001 are an $18 million pre-tax restructuring charge related to changes in infrastructure and process improvements, and a $10 million non-cash pre-tax charge associated with the company's transition to the next generation of networked mailing technology. Included as special items in the third quarter of 2000 are an after-tax charge of approximately $11 million related to the consolidation of information technology staff and infrastructure, as well as a $12 million tax benefit related to state tax law changes.

Third quarter 2001 revenue included $541.9 million from sales, up 15 percent from $469.8 million in the third quarter of 2000; $365.7 million from rentals and financing, flat from $366.8 million; and $136.8 million from support services, up 11 percent from $123.4 million.

The Global Mailing segment includes worldwide revenues and related expenses from the rental of postage meters and the sale, rental and financing of mailing equipment, including mail finishing and software-based mail creation equipment, software-based shipping, transportation and logistics systems, and related supplies and services. During the third quarter of 2001, revenue was flat and operating profit decreased four percent. Revenue growth was negatively impacted by the impact of foreign currency, principally related to the British Pound, Canadian Dollar and the Euro. Excluding the impact of foreign currency, Global Mailing revenues increased one percent. Revenue and operating profit were also negatively impacted by the events of September 11, 2001 and the continued slowdown of the economy, resulting in many customers delaying purchasing or upgrade decisions. This was particularly true for higher value mail creation and shipping products.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 13

The Enterprise Solutions segment includes Pitney Bowes Management Services and Document Messaging Technologies. Pitney Bowes Management Services includes facilities management contracts for advanced mailing, reprographic, document management and other value-added services to large enterprises. Document Messaging Technologies includes sales, service and financing of high speed, software-enabled production mail systems, sorting equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software. During the third quarter of 2001, revenue grew 39 percent and operating profit increased 23 percent. Revenue growth includes a full quarter of contribution from the recently completed Danka Services International (DSI) acquisition. Excluding DSI, Pitney Bowes Management Services revenues grew 12 percent while operating profit grew at an even faster pace. Document Messaging Technologies revenues grew one percent during the quarter. Revenue growth was negatively impacted by the slowdown in worldwide business capital spending. Operating profit for Document Messaging Technologies was adversely impacted by expenses associated with the introduction and marketing of new products and lower placements of higher margin customized production mail equipment.

Total Messaging Solutions, the combined results of the Global Mailing segment and Enterprise Solutions segment, reported nine percent revenue growth and two percent operating profit decrease.

The Capital Services segment includes primarily asset- and fee-based income generated by large-ticket, non-core asset transactions. During the quarter, revenue increased eight percent and operating profit increased 14 percent. The increase in revenue and operating profit were driven by higher asset sales and related fee income compared to the prior year.

Cost of sales increased to 61.4 percent of sales revenue in the third quarter of 2001 compared with 56.3 percent in the third quarter of 2000. The increase was due primarily to the increasing mix of lower margin Pitney Bowes Management Services sales revenue.

Cost of rentals and financing decreased from 23.3 percent in the third quarter of 2001 compared with 23.6 percent of related revenues in the third quarter of 2000.

Selling, service and administrative expenses were 33.0 percent of revenue in the third quarter of 2001 compared with 33.4 percent in the third quarter of 2000. The decrease is a result of the company's continued emphasis on controlling operating expenses, partially offset by costs associated with investments in acquisition and growth initiatives.

Research and development expenses increased 14.2 percent to $31.6 million in the third quarter of 2001 compared with $27.6 million in the third quarter of 2000. The increase reflects the company's continued commitment to developing new technologies and other mailing and software products.

Net interest expense decreased to $45.3 million in the third quarter of 2001 from $49.0 million in the third quarter of 2000. The decrease is due mainly to lower average interest rates in 2001.

The  effective  tax rates for the third  quarter  of 2001 and 2000 were 30.8 and
24.6 percent, respectively. Excluding special items, the effective tax rate for the third quarter of 2001 was 31.5 percent compared with 31.6 percent for the third quarter of 2000.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 14

Excluding special items, income from continuing operations decreased 3.2 percent while diluted earnings per share from continuing operations was flat. The reason for the diluted earnings per share outperforming income from continuing operations was the company's share repurchase program.

Results of Continuing Operations - nine months of 2001 vs. nine months of 2000
------------------------------------------------------------------------------

For the first nine months of 2001 compared with the same period of 2000, revenue increased four percent to $3,031.7 million, and income from continuing operations, excluding special items decreased two percent to $416.3 million. The factors that affected revenue and earnings performance included those cited for the third quarter of 2001 versus 2000.

Discontinued Operations
-----------------------

On December 11, 2000, the company announced that its Board of Directors approved a formal plan to spin off the company's office systems business to stockholders as an independent, publicly-traded company. On November 12, 2001, the Board of Directors designated December 3, 2001 as the date for the spin-off of Office Systems, under the name Imagistics International Inc. On that date, the company will pay a special stock dividend of Imagistics common stock to Pitney Bowes common stockholders. Through this special dividend, Pitney Bowes will distribute 100% of the shares of Imagistics stock. Each eligible Pitney Bowes common stockholder of record on November 19, 2001 will receive 0.08 shares of Imagistics stock for each share of Pitney Bowes stock. Operating results of Office Systems have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Prior year results have been reclassified to conform to the current year presentation. See Note 2 to the Consolidated Financial Statements.

On January 14, 2000, the company sold its mortgage servicing business, Atlantic Mortgage & Investment Corporation, a wholly-owned subsidiary of the company, to ABN AMRO North America. The company received approximately $484 million in cash at closing. The transaction is subject to post-closing adjustments.

Accounting Pronouncements
-------------------------

In 1998, Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended in 2000 by FAS No. 138, was issued. FAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. The company adopted the provisions of FAS No. 133 in the first quarter of 2001. The company uses derivatives to reduce the volatility in earnings and cash flows associated with the impact of interest rate changes and foreign currency fluctuations due to its investing and funding activities and its operations in different foreign currencies. Derivatives designated as cash flow hedges include primarily foreign exchange contracts and interest rate swaps related to variable-rate debt. Derivatives designated as fair value hedges include primarily interest rate swaps related to fixed-rate debt. The adoption of FAS No. 133 has resulted in an after-tax reduction to accumulated other comprehensive income of $12.6 million, including a one-time cumulative effect of accounting change which reduced accumulated other comprehensive income by approximately $9.2 million in the first quarter of 2001. The adoption of FAS No. 133 has also impacted assets and liabilities recorded on the Consolidated Balance Sheet. The adoption of FAS No. 133 did not materially impact results of operations in the three and nine months ended September 30, 2001.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 15

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

In 2000, FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued, replacing FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, as well as requiring certain additional disclosures. However, it carries over most of the provisions contained in FAS No. 125. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. However, it is effective for the recognition and reclassification of collateral and for disclosures relating to those transactions for the year ended December 31, 2000. The adoption of this standard did not have a material impact on the company.

In July 2001, FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criterion and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the company on January 1, 2002. The adoption of these accounting standards is expected to reduce the amortization of intangible assets commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

In August 2001, FAS No. 143, "Accounting for Asset Retirement Obligations" was issued, amending FAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and applies to all entities. FAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is effective January 1, 2003 for the company. The company is currently evaluating the impact of this statement.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 16

In August 2001, FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held-for-sale. FAS No. 144 is effective January 1, 2002 for the company. The company is currently evaluating the impact of this statement.

In September 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") reached a consensus on Issue 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." EITF 01-10 provides guidance for accounting for the effects of the events of September 11, 2001 in financial statements. The company believes it is in compliance with these standards in all material respects.

Restructuring Charges
---------------------

As previously announced, the company adopted a formal restructuring plan in the first quarter of 2001, to implement a common, streamlined business infrastructure across the corporation as a result of our decisions to spin off our office systems business and align our mailing business on a global basis, as well as cost saving opportunities resulting from strategic acquisitions and partnerships, and additional benefits attained from the consolidation of our IT organization and ERP initiatives. In connection with this plan, the company recorded a pretax restructuring charge of $17.9 million during the third quarter of 2001, all of which was related to continuing operations. For the nine months ended September 30, 2001, pretax restructuring charges were $121.7 million, of which $88.6 million was related to continuing operations and the remaining $33.1 million was related to discontinued operations. The company expects to record an additional pretax restructuring charge of approximately $10 million to $20 million in the fourth quarter of 2001 to complete this restructuring plan. The restructuring charges related to continuing operations have been segregated in the Consolidated Statements of Income for the three and nine months ended September 30, 2001. The restructuring charges related to discontinued operations have been reported in discontinued operations in the Consolidated Statements of Income for the nine months ended September 30, 2001. See Note 2 to the Consolidated Financial Statements.

The restructuring charges related to continuing operations are comprised of:

(Dollars in millions)                   Three Months          Nine Months
                                      Ended September       Ended September
                                         30, 2001               30, 2001
                                      ---------------       ---------------
Severance and benefit costs.........  $           6.1       $          53.7
Asset impairments...................              4.0                  20.2
Other exit costs....................              7.8                  14.7
                                      ---------------       ---------------
                                      $          17.9       $          88.6
                                      ===============      ================

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 17

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,100 employees worldwide to be completed over the next nine months. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 85% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe. None of the reductions will impact sales coverage. As of September 30, 2001, 488 employees were separated under these initiatives and approximately $25 million of severance and benefit costs were paid. Asset impairments relate primarily to the write down of capitalized hardware and software, resulting from the alignment of our mailing business on a global basis and ERP initiatives.

The restructuring charges related to discontinued operations are comprised of:

(Dollars in millions)                          Nine Months
                                             Ended September
                                                 30, 2001
                                             ---------------
Severance and benefit costs......            $           1.9
Asset impairments................                       17.4
Other exit costs.................                       13.8
                                             ---------------
                                             $          33.1
                                             ===============

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

Total cash payments resulting from the restructuring charges for the nine months ended September 30, 2001 were approximately $34 million. We expect that the majority of the remaining cash outflows related to restructuring charges will take place over the next six months, funded primarily by cash provided by operating activities. The restructuring charges are expected to increase our operating efficiency and effectiveness in 2002 and beyond while enhancing growth, primarily as a result of reduced personnel-related expenses.

The three and nine months ended September 30, 2000 included a pre-tax charge of $18.7 million, related to the consolidation of information technology staff and infrastructure.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 18

Meter Transition
----------------

As previously announced, the company adopted a formal meter transition plan in the second quarter of 2001, to transition to the next generation of networked mailing technology. The information capture and exchange, made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by the settlement agreement with Hewlett-Packard that expanded our access to technology and our ability to move to networked products combined with our expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. In connection with this plan, the company recorded a non-cash pretax charge of $10.3 million and $258.0 million for the three and nine months ended September 30, 2001, respectively, related to assets associated with our non-networked mailing technology.

The charges related to the meter transition plan are comprised of:

(Dollars in millions)                                          Three Months          Nine Months
                                                              Ended September      Ended September
                                                                 30, 2001             30, 2001
                                                              ---------------      ---------------
Impairment of lease residuals.............................    $             -      $         128.4
Impairment of meter rental assets.........................                  -                 71.3
Reduced inventory valuation...............................                  -                 27.6
Additional depreciation costs on meter rental assets......               10.3                 30.7
                                                              ---------------      ---------------
                                                              $          10.3      $         258.0
                                                              ===============      ===============

Other Matters
-------------

In June 2001, the company and Hewlett-Packard announced that they had reached an agreement resolving a lawsuit filed by the company in 1995. The lawsuit arose out of a dispute over print technology patents. Under the terms of the agreement, the companies resolved all pending patent litigation without admission of infringement and the company received $400 million in cash. This payment, net of legal fees and related expenses of $37.8 million, was recorded as other income in the Consolidated Statements of Income in the second quarter of 2001.


Liquidity and Capital Resources
-------------------------------

The ratio of current assets to current liabilities increased to 1.02 to 1 at September 30, 2001 compared with .91 to 1 at December 31, 2000 primarily as a result of the repayment of commercial paper.

In October 2001, Pitney Bowes Inc. filed a shelf registration statement with the Securities and Exchange Commission (SEC) which permits issuance of up to $2 billion in debt securities, preferred stock and depositary shares.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 19

In April 2001, the company issued the remaining $300 million of notes available under a prior shelf registration, permitting issuances of up to $500 million in debt securities (including medium-term notes) with a minimum maturity of nine months. These unsecured notes bear annual interest at 5.875% and mature in May 2006. The proceeds were used for general corporate purposes, including the repayment of commercial paper, financing acquisitions and the repurchase of company stock.

PBCC has $75 million of unissued debt securities available at September 30, 2001 from a shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D, of which $75 million remained available at September 30, 2001. In August 2001, PBCC issued $350 million of unsecured fixed rate notes maturing in August 2008. These notes bear interest at an annual rate of 5.75 percent and pay interest semi-annually beginning February 15, 2002. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

In July 2001, PBCC issued four non-recourse promissory notes totaling $111.5 million in connection with four lease transactions. The promissory notes are all due in installments over 234 months at an interest rate of 7.24 percent. In September 2001, PBCC sold its interest in two of the lease transactions and transferred the obligation on two of the non-recourse promissory notes totaling $55.3 million in principal balance. Two non-recourse promissory notes remain outstanding at September 30, 2001 with a total principal balance of $55.3 million. These notes are serviced by the underlying lease transaction payments.

The company believes that its financing needs for the next 12 months can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and existing commercial paper and medium-term note programs.

The ratio of total debt to total debt and stockholders' equity including the preferred stockholders' equity in a subsidiary company was 73.5 percent at September 30, 2001 compared with 73.0 percent at December 31, 2000. Book value per common share increased to $5.18 at September 30, 2001 from $5.16 at December 31, 2000 driven primarily by income from continuing operations, partially offset by the repurchase of common shares. During the third quarter of 2001, the company repurchased 1.7 million common shares for $72.7 million.

To control the impact of interest rate risk on its business, the company uses a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements.

Capital Investments
-------------------

In the first nine months of 2001, net investments in fixed assets included $86.6 million in net additions to property, plant and equipment and $101.4 million in net additions to rental equipment and related inventories compared with $75.5 million and $113.7 million, respectively, in the same period in 2000. These additions include expenditures for normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment related to the discontinued operations of Office Systems.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 20

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

The acquisitions of DSI and MMT did not materially impact income from continuing operations for the three and nine months ended September 30, 2001. See Note 10 to the Consolidated Financial Statements.


Subsequent Events
-----------------

In October 2001, the company announced it has completed the acquisition of Secap SA, the France-based mailing systems subsidiary of Fimalac, for approximately Euros 220 million in cash. Secap offers a range of mail processing and paper handling equipment, supplies and technology for low- to mid-volume mailers. Secap holds more than 30% of the postage meter market share in France.


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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 21


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

As a result of the company's aggressive efforts to meet the USPS's mechanical meter migration phaseout schedule combined with the company's ongoing and continuing investment in advanced postage evidencing technologies, mechanical meters represented less than 1% of the company's installed meter base at September 30, 2001 and December 31, 2000. The company continues to work, in close cooperation with the USPS, to convert those mechanical meter customers who have not migrated to digital or electronic meters.

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

During the period from May 1995 through December 2000, the company submitted extensive comments to a series of proposed IBIP specifications issued by the USPS. In March 2000, the USPS issued the latest set of proposed specifications, entitled "Performance Criteria for Information-Based Indicia and Security Architecture for Open IBI Postage Evidencing Systems" (the IBI Performance Criteria). The company has submitted comments to the IBI Performance Criteria. In September and October 2000, the USPS issued further proposed regulations regarding postage evidencing systems using Information Based Indicia, titled "Refunds and Exchanges" and "Production, Distribution and Use of Postal Security Devices and Information-Based Indicia," and submitted revised versions of those proposed regulations in August 2001. The company has submitted comments regarding each of those proposed regulations.

In March 2000, the company received approval from the USPS for the commercial launch of the Internet version of a product which satisfies the proposed IBI Performance Criteria, ClickStampTM Online.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 22


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

Forward-Looking Statements
--------------------------

The company wants to caution readers that any forward-looking statements with the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q, other reports or press releases or made by the company's management involve risks and uncertainties which may change based on various important factors. These forward-looking statements are those which talk about the company's or management's current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

o   changes in international or national political or economic conditions
o   changes in postal regulations
o   timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o   successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o   the company's success at managing customer credit risk
o   changes in interest rates
o   foreign currency fluctuations
o   terms and timing of the spin-off of Office Systems
o   terms and timing of the restructuring plan
o regulatory approvals and satisfaction of other conditions to consummation of any acquisitions
o impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 23

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


Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

           Reg. S-K
           Exhibits            Description
           --------            ------------------------------------

              (12)             Computation of ratio of
                               earnings to fixed charges


(b) Reports on Form 8-K

       On July 2, 2001, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated June 29, 2001 regarding its completion of the acquisition of Danka Services International.

       On July 3, 2001, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated July 2, 2001 regarding its negotiations with Fimalac to acquire its subsidiary Secap SA.

       On July 19, 2001, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated July 17, 2001 regarding its financial results for the quarter ended June 30, 2001.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2001
Page 24



                                   Signatures
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                PITNEY BOWES INC.




November 13, 2001



                                /s/ B. P. Nolop
                                -----------------------------------
                                B. P. Nolop
                                Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer)



                                /s/ A. F. Henock
                                -----------------------------------
                                A. F. Henock
                                Vice President - Finance
                                (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------




           Reg. S-K
           Exhibits            Description
           --------            -----------------------------------

              (12)             Computation of ratio of
                               earnings to fixed charges

                                                                   Exhibit (12)

                                Pitney Bowes Inc.
              Computation of Ratio of Earnings to Fixed Charges (1)
              -----------------------------------------------------

(Dollars in thousands)                                   Three Months Ended                      Nine Months Ended
                                                            September 30,                          September 30,
                                                  ---------------------------------     ---------------------------------
                                                            2001            2000(2)                2001           2000(2)
                                                  --------------     --------------     ---------------    --------------
Income from continuing operations
  before income taxes...........................  $      176,504     $      193,223     $       623,639    $      601,419

Add:
    Interest expense............................          46,977             50,903             146,103           149,870
    Portion of rents
       representative of the
       interest factor..........................          12,326             10,754              33,671            32,093
    Amortization of capitalized
       interest.................................             244                244                 730               730
    Minority interest in the
       income of subsidiary
       with fixed charges.......................           2,259              3,712               8,268            10,537
                                                  --------------     --------------     ---------------    --------------

Income as adjusted..............................  $      238,310     $      258,836     $       812,411    $      794,649
                                                  ==============     ==============     ===============    ==============

Fixed charges:
    Interest expense............................  $       46,977     $       50,903     $       146,103    $      149,870
    Capitalized interest........................               -                870                   -             2,383
    Portion of rents
       representative of the
       interest factor..........................          12,326             10,754              33,671            32,093
    Minority interest, excluding
       taxes, in the income of
       subsidiary with fixed charges............           3,265              4,923              12,457            14,895
                                                  --------------     --------------     ---------------    --------------

       Total fixed charges......................  $       62,568       $     67,450       $     192,231      $    199,241
                                                  ==============     ==============     ===============    ==============

Ratio of earnings to
    fixed charges...............................            3.81               3.84                4.23              3.99
                                                  ==============     ==============     ===============    ==============

Ratio of earnings to fixed
    charges excluding minority
    interest....................................            3.98               4.08                4.47              4.25
                                                  ==============     ==============     ===============    ==============

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

     Including these amounts in fixed charges, the ratio of earnings to fixed charges would be 3.69 and 4.08 for the three and nine months ended September 30, 2001 and 3.72 and 3.86 for the three and nine months ended September 30, 2000, respectively. The ratio of earnings to fixed charges excluding minority interest would be 3.85 and 4.31 for the three and nine months ended September 30, 2001, respectively and 3.94 and 4.11 for the three and nine months ended September 30, 2000, respectively.