Form 10-K405
period 2001-12-31
PITNEY BOWES INC /DE/
filed 2002-03-14
CIK 78814

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549-1004

                                   FORM 10-K

           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           --
                         SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 2001

                                      OR

         __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to _______________

                         Commission file number 1-3579

                               PITNEY BOWES INC.

          Incorporated pursuant to the Laws of the State of Delaware

       Internal Revenue Service - Employer Identification No. 06-0495050

                              World Headquarters
                       Stamford, Connecticut  06926-0700
                       Telephone Number:  (203) 356-5000

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange on
     Title of each class                                   which registered
     -------------------                              -------------------------

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
Yes  X  No
    ---   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                 -

The aggregate market value of voting stock (common stock and $2.12 convertible cumulative preference stock) held by non-affiliates of the registrant as of February 28, 2002 is $10,132,705,235.

Number of shares of common stock, $1 par value, outstanding as of February 28, 2002 is 241,924,200.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

                               PITNEY BOWES INC.

PART I
     Item 1. - Business...........................................................  3
     Item 2. - Properties.........................................................  5
     Item 3. - Legal proceedings..................................................  6
     Item 4. - Submission of matters to a vote of security holders................  6

PART II
     Item 5. - Market for the registrant's common stock and related stockholder's matters...........................................  7
     Item 6. - Selected financial data............................................  8
     Item 7. - Management's discussion and analysis of financial condition and results of operations.......................................  9
     Item 7A. - Quantitative and qualitative disclosures about market risk........ 28
     Item 8. - Financial statements and supplementary data........................ 29
     Item 9. - Changes in and disagreements with accountants on accounting and financial disclosure............................. 64

PART III
     Item 10. - Directors and executive officers of the registrant................ 64
     Item 11. - Executive compensation............................................ 64
     Item 12. - Security ownership of certain beneficial owners and management..................................................... 64
     Item 13. - Certain relationships and related transactions.................... 64

PART IV
     Item 14. - Exhibits, financial statement schedules and reports on Form 8-K... 64
     Signatures................................................................... 69

                               PITNEY BOWES INC.
                                    PART I

ITEM 1 - BUSINESS

Our company was incorporated in the state of Delaware on April 23, 1920, as the Pitney Bowes Postage Meter Company. Today, we are a provider of leading-edge global, integrated mail and document management solutions for organizations of all sizes.

Pitney Bowes Inc. and its subsidiaries (which we refer to in this Form 10-K as us, we, our or the company) operate in three reportable segments: Global Mailing, Enterprise Solutions and Capital Services. We operate both inside and outside the United States. Our financial information concerning revenue, operating profit and identifiable assets, by reportable segment and geographic area, appears on pages 58 to 60 of this Form 10-K.

Business Segments

Global Mailing

Our Global Mailing segment includes worldwide revenues and related expenses from the rental of postage meters and the sale, rental and financing of mailing equipment, such as mail finishing and software-based mail creation equipment. We also include in this segment software-based shipping, transportation and logistics systems, related supplies and services, and postal payment solutions and supply chain solutions such as order management and fulfillment support.
We sell, rent or finance our products. We sell our supplies and services. Some of our products are sold through dealers outside the United States.

Products in this segment include postage meters, mailing machines, address hygiene software, manifest systems, letter and parcel scales, mail openers, mailroom furniture, folders, paper handling, shipping equipment, software-based shipping and logistics systems and postal payment solutions.

Enterprise Solutions

Our Enterprise Solutions segment comprises two divisions - Pitney Bowes Management Services and Document Messaging Technologies. In this segment, we sell, rent or finance our products, while we sell supplies and services.

Pitney Bowes Management Services includes revenues and related expenses from facilities management contracts for advanced mailing, reprographic, document management and other high-value services. Our facilities management services are provided by our subsidiary, Pitney Bowes Management Services, Inc. (PBMS). PBMS offers a variety of business support services to our customers to manage copy, reprographic and mail centers, facsimile, electronic printing and imaging services, and records management. PBMS is a major provider of on- and off-site services which helps our customers manage, the creation, processing, storage, retrieval, distribution and tracking of documents and messages in both paper and digital form.

Document Messaging Technologies includes revenues and related expenses from the sale, service and financing of high speed, software-enabled production mail systems, sortation equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software.

We include our internal financial services operations in both the Global Mailing and Enterprise Solutions segments. The internal financial services operations provide lease financing for the company's products in the U.S., Canada, the United Kingdom, Germany, France, Norway, Ireland, Australia, Austria, Spain, Italy, Switzerland and Sweden. Our financial services operations financed approximately 33 percent of our consolidated sales in 2001, 37 percent in 2000, and 37 percent in 1999 and approximately 79 percent of our leasable sales in 2001, 76 percent in 2000, and 73 percent in 1999.

Capital Services

Our Capital Services segment comprises primarily asset and fee-based income generated by financing or arranging transactions of critical large-ticket customer assets. We also include in this segment revenue and related expenses associated with the strategic financing of equipment for postal authorities around the world.

Some of the products which we directly finance or arrange financing for are commercial and non-commercial aircraft, real estate, over-the-road trucks and trailers, locomotives, railcars, rail and bus facilities, office equipment and high-technology equipment such as data processing and communications equipment.

Spin-off of Imagistics International Inc.

On December 3, 2001, we completed the spin off of our office systems business to our stockholders as an independent, publicly-traded company operating under the name of Imagistics International Inc. We believe that the spin-off of the office systems business allows us to focus on our global strategy of delivering leading-edge mail and document management solutions.

Support Services

We maintain extensive field service organizations in the U.S. and some other countries to provide support services to customers who have rented, leased or purchased equipment. These support services, which are usually in the form of annual maintenance contracts, accounted for approximately 13 percent of revenues in 2001 and 2000 and 12 percent in 1999.

Marketing

Our products and services are marketed through an extensive network of offices in the U.S. and through a number of our subsidiaries and independent distributors and dealers in many countries throughout the world. We also use direct marketing, outbound telemarketing, and the Internet. We sell to a variety of business, governmental, institutional and other organizations. We believe we have a broad base of customers, and we are not dependent upon any one customer or type of customer for a significant part of our business. The company does not have significant backlog or seasonality relating to its businesses.

Operations Outside the United States

Our manufacturing operations outside the U.S. are in the United Kingdom, France and Germany.

Competition

Historically we have been a leading supplier of products and services in our business segments, particularly postage meters and mailing machines. Our meter base and our continued ability to place meters in key markets is a significant contributor to our current and future revenue and profitability. However, all of our segments face strong competition from a number of companies. In particular, we face competition in many countries for new placements from several postage meter and mailing machine suppliers, and our mailing systems products face competition from products and services offered as alternative means of message communications. PBMS, a major provider of business support services to the corporate, financial services, and professional services markets, competes against national, regional and local firms specializing in facilities management. We believe that our long experience and reputation for product quality, and our sales and support service organizations are important factors in influencing customer choices with respect to our products and services.

The financing business is highly competitive with aggressive rate competition. Leasing companies, commercial finance companies, commercial banks and other financial institutions compete, in varying degrees, in the several markets in which our finance operations do business. Our competitors range from very large, diversified financial institutions to many small, specialized firms. In view of the market fragmentation and absence of any dominant competitors, we believe that it is not possible to provide a meaningful description of our finance operations' competitive position in these markets.

Research and Development/Patents

We have research and development programs that are directed toward developing new products and service methods. Our expenditures on research and development totaled $133.1 million, $120.5 million, and $108.9 million in 2001, 2000, and 1999, respectively.

As a result of our research and development efforts, we have been awarded a number of patents with respect to several of our existing and planned products. However, we believe our businesses are not materially dependent on any one patent or any group of related patents. We also believe our businesses are not materially dependent on any one license or any group of related licenses.

Material Supplies

We believe we have adequate sources for most parts and materials for our products that we manufacture. However, these products rely to an increasing extent on microelectronic components, and temporary shortages of these components have occurred from time to time due to the demands by many users of such components. However, we do not expect these temporary shortages to have a material adverse impact on our business.

Regulatory Matters

We are subject to the U.S. Postal Service's regulations and those of foreign postal authorities, related to product specifications and business practices. From time to time, we will work with these governing bodies to help in the enhancement and growth of mail and the mail channel. See Legal and Regulatory matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

Employee Relations

At December 31, 2001, we employed 26,698 persons in the U.S. and 6,026 persons outside the U.S. We believe that employee relations are satisfactory. The majority of our employees are not represented by any labor union. Our management follows the policy of keeping employees informed of decisions, and encourages and implements employee suggestions whenever practicable.

ITEM 2 - PROPERTIES

Our World Headquarters and certain other office and manufacturing facilities are located in Stamford, Connecticut. We have additional office facilities located in Shelton, Connecticut. We maintain research and development operations at a corporate engineering and technology center in Shelton, Connecticut. A sales and service training center is located near Atlanta, Georgia. We believe that our current manufacturing, administrative and sales office properties are adequate for the needs of all of our operations.

Global Mailing

Global Mailing products are manufactured in a number of plants principally in Connecticut, as well as in Harlow, England; Friedberg, Germany; Lyon, France and St. Denis, France. Most of these facilities are owned by the company. At December 31, 2001, there were 134 sales, support services, and finance offices, substantially all of which are leased, located throughout the U.S. and in a number of other countries.

Enterprise Solutions

Our Document Messaging Technologies business is headquartered in Danbury, Connecticut. We lease five facilities located throughout the U.S. Our management services business is headquartered in Stamford, Connecticut and leases 37 facilities located throughout the U.S. and facilities in Canada, England, Belgium, Denmark, France, Germany, Norway, Netherlands and Sweden.

Our headquarters of the financing operations within the U.S. are located in Shelton, Connecticut. Offices of the financing operations outside the U.S. are maintained in Mississauga, Ontario, Canada; London, England; Heppenheim, Germany; Paris, France; Oslo, Norway; Dublin, Ireland; French's Forest, Australia; Vienna, Austria; Effretikon, Switzerland; Milan, Italy; Barcelona, Spain; and Stockholm, Sweden.

Capital Services

Our wholly-owned subsidiary, Pitney Bowes Credit Corporation (PBCC), leases an executive and administrative office in Shelton, Connecticut, which is owned by Pitney Bowes Inc. There are nine leased regional and district sales offices located throughout the U.S.

ITEM 3 - LEGAL PROCEEDINGS

In the course of normal business, we are occasionally party to lawsuits. These may involve litigation by or against us relating to, among other things:

..     contractual rights under vendor, insurance or other contracts
..     intellectual property or patent rights
..     equipment, service or payment disputes with customers
..     disputes with employees

We are currently a plaintiff or a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on our financial position, results of operations or cash flows. See Legal and Regulatory matters in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Legal Settlements section under Special Items of this Form 10-K.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our shareholders during the three months ended December 31, 2001.

Executive Officers of the Registrant
------------------------------------                                                                       Executive
Name                                  Age     Title                                                      Officer Since
----                                 ----     -----                                                      -------------

Michael J. Critelli                    53      Chairman and Chief Executive Officer                           1988

Brian M. Baxendale                     59      Executive Vice President and Group President,                  2000
                                               Pitney Bowes Document Messaging Technologies

Gregory E. Buoncontri                  54      Senior Vice President and Chief Information Officer            2000

Karen M. Garrison                      53      Executive Vice President and Group President,                  1999
                                               Pitney Bowes Business Services

Arlen F. Henock                        45      Vice President - Finance                                       1996

Luis A. Jimenez                        57      Senior Vice President and Chief Strategy Officer               1999

Matthew S. Kissner                     47      Executive Vice President, Group President and Chief            1997
                                               Development Officer

Murray D. Martin                       54      Executive Vice President and Group President,                  1998
                                               Global Mailing Systems

John N. D. Moody                       57      Executive Vice President - Office of the Chairman              1997

Sara E. Moss                           55      Senior Vice President and General Counsel                      1996

Bruce P. Nolop                         51      Executive Vice President and Chief Financial Officer           2000

Johnna G. Torsone                      51      Senior Vice President and Chief Human Resources                1993
                                               Officer

There is no family relationship among the above officers, all of which have served in various corporate, division or subsidiary positions with the company for at least the past five years except G.E. Buoncontri, L.A. Jimenez and B.P. Nolop.

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

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS' MATTERS

Pitney Bowes common stock is traded under the symbol "PBI". The principal market it is listed on is the New York Stock Exchange. The stock is also traded on the Chicago, Philadelphia, Boston, Pacific and Cincinnati stock exchanges. At December 31, 2001, the company had 27,849 common stockholders of record.

Stock Information

Dividends per common share

Quarter                                  2001         2000
                                      ---------     ---------
First                                    $.29        $.285
Second                          .         .29         .285
Third                                     .29         .285
Fourth                                    .29         .285
                                      ---------     ---------
Total                                   $1.16        $1.14
                                      =========     =========

Quarterly price ranges of common stock

                                               2001
Quarter                                  High          Low
                                      ---------     ---------
First                                   38.40        32.00
Second                                  42.41        32.73
Third                                   44.70        37.65
Fourth                                  42.44        33.91

                                               2000
Quarter                                  High          Low
                                      ---------     ---------
First                                   54.13        41.00
Second                                  47.00        35.63
Third                                   40.44        33.75
Fourth                                  39.38        24.00

ITEM 6 - SELECTED FINANCIAL DATA
The following tables summarize selected financial data for the company, and should be read in conjunction with the more detailed financial statements and related notes thereto included under Item 8 of this Form 10-K.

Summary of Selected Financial Data
(Dollars in thousands, except per share data)

                                                                  Years ended December 31
                                       -------------------------------------------------------------------------------
                                                2001            2000            1999             1998            1997
                                       -------------- --------------- --------------- ----------------- --------------
Total revenue                             $4,122,474    $  3,880,868    $  3,811,576     $  3,499,483    $  3,304,457
Cost and expenses                          3,356,090       3,078,020       2,987,634        2,840,821       2,698,669
                                       -------------- --------------- --------------- ----------------- --------------
Income from continuing operations
  before income taxes                        766,384         802,848         823,942          658,662         605,788
Provision for income taxes                   252,064         239,723         260,952          215,513         198,877
                                       -------------- --------------- --------------- ----------------- --------------

Income from continuing operations            514,320         563,125         562,990           443,149        406,911
Discontinued operations                      (25,977)         64,104          73,222           133,245        119,116
Cumulative effect of accounting change             -          (4,683)              -                 -              -
                                       -------------- --------------- --------------- ----------------- --------------
Net income                                $  488,343    $    622,546    $    636,212     $     576,394   $    526,027
                                       ============== =============== =============== ================= ==============

Basic earnings per share:
  Continuing operations                        $2.09           $2.20           $2.11             $1.61          $1.41
  Discontinued operations                       (.11)            .25             .27               .49            .41
  Cumulative effect of accounting change           -            (.02)              -                 -              -
                                       -------------- --------------- --------------- ----------------- --------------
  Net income                                   $1.99           $2.43           $2.38             $2.10          $1.82
                                       ============== =============== =============== ================= ==============

Diluted earnings per share:
  Continuing operations                        $2.08           $2.18           $2.07             $1.58          $1.39
  Discontinued operations                       (.10)            .25             .27               .48            .41
  Cumulative effect of accounting change           -            (.02)              -                 -              -
                                       -------------- --------------- --------------- ----------------- --------------
  Net income                                   $1.97           $2.41           $2.34             $2.06          $1.80
                                       ============== =============== =============== ================= ==============

Total cash dividends on common,
  preference and preferred stock            $285,164        $292,736        $272,866          $247,484       $231,392
Cash dividends per share of common stock       $1.16           $1.14           $1.02              $.90           $.80
Average common and potential
  common shares outstanding              247,615,560     258,602,218     272,006,143       279,656,603    292,517,116
Cash from operating activities            $1,035,887        $872,244        $981,086          $772,028       $710,573
Free cash flow                              $779,683        $603,667        $676,188          $473,613       $466,508

Balance sheet at December 31
Total assets                              $8,318,471      $7,901,266      $8,222,672        $7,661,039     $7,893,389
Long-term debt                            $2,419,150      $1,881,947      $1,997,856        $1,712,937     $1,068,395
Capital lease obligations                     $3,103          $4,660          $6,372            $8,384        $10,142
Stockholders' equity                        $891,355      $1,284,975      $1,625,610        $1,648,002     $1,872,577
Book value per common share                    $3.68           $5.16           $6.13             $6.09          $6.69

Ratios
Profit margin-continuing operations:
  Pretax earnings                               18.6%           20.7%           21.6%             18.8%         18.3%
  After-tax earnings                            12.5%           14.5%           14.8%             12.7%         12.3%
Return on stockholders' equity
  before accounting changes                     54.8%           48.8%           39.1%             35.0%         28.1%
Debt to total capital                           79.7%           71.1%           67.2%             64.4%         62.0%
EBIT to interest                                 5.2x            5.2x            5.8x              5.4x          4.9x
EBITDA to interest                               6.5x            6.5x            7.3x              6.9x          6.3x

Other
Common stockholders of record                  27,849          32,231          32,754            32,210        31,092
Total employees                                32,724          28,542          27,267            27,700        26,385

Note: The sum of the earnings per share amounts may not equal the totals due to rounding.

Earnings before interest and taxes (EBIT) and earnings before interest, taxes, depreciation and amortization (EBITDA), are not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles, but is presented because we believe it is a widely accepted indicator of our ability to incur and service debt. EBIT and EBITDA do not give effect to cash used for debt service requirements and capital expenditures and thus do not reflect funds available for reinvestment, dividends or other discretionary uses. In addition, EBIT and EBITDA as presented in this summary schedule may not be comparable to similarly titled measures reported by other companies.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We continue to build on the core activities that support our strong competitive position in integrated mail and document management solutions.

We operate in three reportable segments: Global Mailing, Enterprise Solutions and Capital Services.

Our Global Mailing segment includes worldwide revenues and related expenses from the rental of postage meters and the sale, rental and financing of mailing equipment, including mail finishing and software-based mail creation equipment. We also include in this segment software-based shipping, transportation and logistics systems, related supplies and services, postal payment solutions and supply chain solutions such as order management and fulfillment support.

Our Enterprise Solutions comprises Pitney Bowes Management Services (PBMS) and Document Messaging Technologies (DMT). PBMS includes revenues and related expenses from facilities management contracts for advanced mailing, reprographic, document management and other high-value services. DMT includes revenues and related expenses from the sale, service and financing of high speed, software-enabled production mail systems, sortation equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software.

Our Capital Services segment comprises primarily large-ticket financing and fee-based programs covering a broad range of products and other financial services. We also include in this segment the strategic financing of equipment for postal authorities around the world that were previously included in the Global Mailing segment.

During 2001, we completed several acquisitions that increased our presence in both domestic and international markets and that we believe will better position the company for long-term growth and enhanced shareholder value. These acquisitions included the following:

     .    Secap SA, a mailing systems company based in France.

     . Danka Services International (DSI), a provider of on- and off-site document management services.

     . Bell & Howell's International Mail and Messaging Technologies (MMT) business in Europe, Africa, the Middle East and Asia.

On December 3, 2001, we completed the spin off of our office systems business to stockholders as an independent, publicly-traded company under the name of Imagistics International Inc.(IGI). On December 3, 2001, we paid a special stock dividend of IGI common stock to our common shareholders. Through this special dividend, we distributed 100% of the shares of IGI stock to common shareholders of the company. Each eligible common stockholder of record of the company on November 19, 2001 received 0.08 shares of IGI stock for each share of Pitney Bowes stock. The historical carrying amount of the IGI net assets distributed to our shareholders on the spin-off date has been recorded as a stock dividend of $311.7 million. We have segregated the operating results of IGI and reported them as discontinued operations in the Consolidated Statements of Income. In connection with the spin-off, we recorded a loss of approximately $26.0 million (net of taxes of $12.2 million) for the year ended December 31, 2001. See Note 12 to the consolidated financial statements.

On January 14, 2000, we sold our mortgage servicing business, Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the company, to ABN AMRO North America. We received approximately $484 million in cash at closing. Accordingly, we segregated and reported as discontinued operations operating results of AMIC in our Consolidated Statements of Income. In connection with the sale, we recorded a loss of approximately $27.6 million (net of taxes of $18.4 million) for the year ended December 31, 1999. The transaction is subject to post-closing adjustments. See Note 12 to the consolidated financial statements.

Special Items

The following table summarizes the impact of special items on our diluted earnings per share from continuing operations during 2001, 2000 and 1999:

                                             2001          2000         1999
                                          ---------     ---------    ---------
Reported earnings per share                 $2.08         $2.18        $2.07
   Meter transition                           .68             -            -
   Restructuring charges                      .30           .04            -
   Legal settlements, net                    (.81)            -         (.11)
   State tax benefits                           -          (.05)           -
                                          ---------     ---------    ---------
Earnings per share excluding
   special items                            $2.25         $2.17        $1.96
                                          =========     =========    =========

Meter transition

In 2001, we adopted a formal plan to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by our expanded access to technology and our ability to move to networked products combined with our expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. In connection with this plan, we recorded non-cash pretax charges of $268.3 million for the year ended December 31, 2001, related to assets associated with our non-networked mailing technology. We have segregated these charges in the Consolidated Statement of Income for the year ended December 31, 2001. In November 2001, postal regulations were issued, consistent with our meter transition plan, defining the meter migration process and timing. See Regulatory Matters.

Restructuring charges

In 2001, we adopted a formal restructuring plan to implement a common, streamlined business infrastructure across the corporation as a result of our decisions to spin off our office systems business and align our mailing business on a global basis, as well as cost saving opportunities resulting from strategic acquisitions and partnerships, and additional benefits attained from the consolidation of our information technology organization and enterprise-wide resource planning initiatives. In connection with this plan, we recorded pretax restructuring charges of $149.3 million in 2001, of which $116.1 million was related to continuing operations and the remaining $33.2 million was related to discontinued operations. We have segregated the restructuring charges related to continuing operations in the Consolidated Statement of Income for the year ended December 31, 2001. The restructuring charges related to discontinued operations are included in discontinued operations in the Consolidated Statement of Income for the year ended December 31, 2001.

In 2000, we recorded a pretax charge of approximately $19 million related to the consolidation of information technology staff and infrastructure. We have segregated this charge in the Consolidated Statement of Income for the year ended December 31, 2000.

Legal settlements, net

In 2001, the company and Hewlett-Packard announced that they had reached an agreement resolving a lawsuit filed by us in 1995. The lawsuit arose out of a dispute over print technology patents. Under the terms of the agreement, the companies resolved all pending patent litigation without admission of infringement and we received $400 million in cash and ten year supply and technology agreements. We recorded the cash payment, net of legal fees and related expenses of $37.8 million, as other income in the Consolidated Statement of Income for the year ended December 31, 2001.

In 2001, we recorded a pretax charge of approximately $24 million associated with the settlement of a lawsuit related to lease upgrade pricing in the early to mid-1990s. The settlement is subject to court approval. The $24 million charge relates to the following settlement costs: award certificates to be provided to members of the class for purchase of office products through the Pitney Bowes supply line and the cost of legal fees and related expenses of $8.3 million. We included this charge in other income in the Consolidated Statement of Income for the year ended December 31, 2001.

In 1999, the U.S. Postal Service (USPS) and the company announced that they had reached an agreement resolving a lawsuit filed by the company in 1997. The lawsuit arose out of a dispute over a 1978 Statement of Understanding authorizing the company to offer Postage by Phone/R/, our proprietary version of the Computerized Meter Resetting System. Under the terms of the agreement, we received $51.8 million, representing a portion of the financial benefit that the USPS obtained as a result of the revised regulations. We recorded this payment, net of related legal expenses of $2.2 million, as other income in the Consolidated Statement of Income for the year ended December 31, 1999.

State tax benefits

In 2000, we recorded a one-time tax benefit of $12 million related primarily to state tax law changes.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and to the understanding of our results of operations. We discuss the impact and any associated risks on our results of operations related to these policies throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements.

The preparation of our financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to customer cancellations and product returns, bad debts, inventories, investments, useful lives of long-lived assets, intangible assets, income taxes, financing operations, warranty obligations, restructuring, pensions and other postretirement benefits, and contingencies and litigation. Our actual results could differ from those estimates.

Revenue recognition

We derive our revenues from the following sources: (1) sales; (2) rentals and financing; and (3) support services.

Sales and management services revenue

We recognize sales revenue when the risks of ownership have been transferred to the buyer, which is generally when shipped. Our sales revenue from customized equipment and software, including software-enabled mail creation equipment and shipping products, is generally recognized when installed. We recognize our sales revenue from sales type leases at the inception of the lease. We recognize revenue from our sales of management services over the term of the contract.

Rental revenue

We rent equipment to our customers, primarily postage meters, mailing equipment and shipping systems under short-term rental agreements, generally for periods of three months to three years. We invoice in advance the charges for equipment rental. We defer the billed revenue and include it in advance billings and record as income over the rental period on a straight-line basis.

Financing revenue

We provide lease financing of our products in the U.S. through our wholly-owned subsidiary, Pitney Bowes Credit Corporation (PBCC) and of its products outside the U.S. through several wholly-owned subsidiaries under both sales-type leases and direct financing leases.

When a sales-type lease is consummated, we record the gross finance receivable, unearned income and the estimated residual value of the leased equipment. Unearned income represents the excess of the gross receivable plus the estimated residual value over the sales price of the equipment. We recognize unearned income as earned using the interest method over the term of the transaction. This earned income is included in rentals and financing revenue in the Consolidated Statements of Income.

When a direct finance lease is consummated, we record the gross finance receivable, unearned income and the estimated residual value of the leased equipment. Unearned income represents the excess of the gross receivable plus the estimated residual value over the cost of the equipment. We recognize unearned income as earned using the interest method over the term of the transaction. This earned income is included in rentals and financing revenue in the Consolidated Statements of Income. We account for initial direct costs incurred in consummating a transaction as part of the investment in the lease and appropriately amortized using the interest method over the term of the lease.

From time to time, we sell selected finance assets. We follow Statement of Financial Accounting Standards (FAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," when accounting for our sale of finance assets. We recognize all assets obtained or liabilities incurred in consideration as proceeds of the sale and any gain or loss on the sale is recognized in earnings.

Our investment in leveraged leases consists of rentals receivable net of principal and interest on the related nonrecourse debt, estimated residual value of the leased property and unearned income. We recognize the unearned income as leveraged lease revenue in income from investments over the lease term. See Leveraged Leases.

Support services revenue

We provide support services to our customers primarily through extended maintenance contracts. We recognize support services revenue primarily over the term of the service contract or as services are rendered.

Allowance for credit losses and doubtful accounts

General

We estimate our accounts receivable risks and provide allowances for doubtful accounts and credit losses. We establish the allowance for credit losses through charges to the provision for credit losses. We believe that our credit risk for accounts receivable is limited because of the large number of our customers and the relatively small account balances for most of our customers. Also, our customers are dispersed across different businesses and geographic areas. We believe that our allowance for credit losses and doubtful accounts is sufficient.

We evaluate the adequacy of the allowance for credit losses on a periodic basis. Our evaluation includes historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a customer's ability to repay, estimated value of the underlying collateral (if any) and prevailing economic conditions. We make adjustments to our reserve if the evaluation of reserve requirements differs from the actual aggregate reserve. This evaluation is inherently subjective because our estimates may be revised as more information becomes available.

Our financial services businesses

Our financial services businesses establish credit approval limits based on the credit quality of the customer and the type of equipment financed. We charge finance receivables through the allowance for credit losses after collection efforts are exhausted and we deem the account uncollectible. Our financial services businesses base credit decisions primarily on a customer's financial strength and, particularly in our Capital Services programs, we may also consider collateral values. We believe that our concentration of credit risk for finance receivables from sales type leases is limited because of our large number of customers, small account balances and customer geographic and industry diversification.

Our general policy for finance receivables contractually past due for over 90 to 120 days is to discontinue revenue recognition. We resume revenue recognition when payments reduce the account to 60 days or less past due. In our Capital Services programs, we discontinue revenue recognition as soon as it is apparent that the obligor will not be making payments in accordance with lease terms, such as in the event of bankruptcy. Otherwise, we discontinue revenue recognition when accounts are over 90 days past due.

Accounting for income taxes

When we prepare our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision for our taxes in accordance with the accounting rules (FAS No. 109, Accounting for Income Taxes). This process requires us to make the following assessments:

     .    we estimate our actual current tax liability in each jurisdiction
     . we estimate our temporary differences resulting from differing treatment of items, such as lease revenue and related depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our Consolidated Balance Sheet
     . we then assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that recovery is not likely, we establish a valuation allowance.

At any time, our provision for taxes could be impacted by changes in tax law and interpretations by governments or courts.

Fixed assets and depreciation

We state property, plant and equipment at cost. We depreciate property, plant and equipment principally using the straight-line method over estimated useful lives: machinery and equipment principally three to 15 years and buildings up to 50 years. We capitalize major improvements which add to productive capacity or extend the life of an asset and we charge to expense as incurred repairs and maintenance. We depreciate rental equipment on the straight-line method over appropriate periods, principally three to ten years. Changes in regulatory provisions or technology may impact the useful lives of these assets. We depreciate other depreciable assets using either the straight-line method or accelerated methods. We amortize properties leased under capital leases on a straight-line basis over the primary lease terms.

We capitalize certain costs of internally developed software. These costs include purchased materials and services, payroll and payroll related costs and interest costs. We amortize internally developed software on a straight-line basis over the estimated useful life which is, principally three to ten years.

From time to time, we assess the carrying value of our long-lived and intangible assets. Our assessment involves comparing the carrying value of the asset on our Consolidated Balance Sheet to the cash flows we expect to generate in the future by that asset. We forecast the cash flows based on our assessment of our business. If the expected cash flows are less than the asset's carrying value, we record an impairment charge on that asset.

We believe that we have no impairment to our assets as of December 31, 2001. However, future events and circumstances, some of which are described below, may result in an impairment charge:

     . changes in postal regulations governing the types of meters allowable for use. However, recent regulations were issued in November 2001, and therefore we do not expect new regulations for the foreseeable future
     . new technological developments that provide significantly enhanced benefits over current digital technology
     .    significant negative economic or industry trends
     . changes in our business strategy that alter the expected usage of the related assets
     .    significant increase or decrease in our cost of capital
     . future terrorist or other actions that significantly impact the volume of mail
     . future economic results that are below our expectations used in the current assessments.

Results of Continuing Operations 2001 Compared to 2000

In 2001, our revenue increased 6%, income from continuing operations decreased 9% and diluted earnings per share from continuing operations decreased 5% to $2.08 compared with $2.18 for 2000. Excluding special items in both periods, income from continuing operations decreased 1% and diluted earnings per share from continuing operations increased 3% to $2.25 compared with $2.17 for 2000. Excluding the acquisitions of Secap SA, DSI, and MMT, our revenue increased 1%. These acquisitions did not materially impact earnings either on a per share or an aggregate basis.

Revenue

The following table shows revenue in 2001 and 2000 by segment:

 (Dollars in millions)                         2001        2000      % change
                                           ----------   ----------   ----------
 Global Mailing                              $2,847      $2,831            1%
 Enterprise Solutions                         1,083         862           26%
                                           ----------   ----------   ----------
   Total Messaging Solutions                  3,930       3,693            6%
 Capital Services                               192         188            2%
                                           ----------   ----------   ----------
                                             $4,122      $3,881            6%
                                           ==========   ==========   ==========

Total Messaging Solutions revenue grew 6% over the prior year. The revenue increase came from growth in the Global Mailing and Enterprise Solutions segments of 1% and 26%, respectively, over 2000. Approximately 75% of our total revenue in 2001 is recurring revenue, which we believe is a continuing good indicator of potential repeat business.

Excluding the acquisitions of Secap SA and MMT, Global Mailing revenues decreased 2%. Global Mailing revenue growth, particularly in the U.S. was adversely impacted by moderating customer orders and upgrades due to the slow economic environment, especially for shipping and system related products. Within the Global Mailing segment, international mailing revenues grew at a strong pace, fueled by revenues from the recent acquisitions of Secap SA and MMT plus continued strong demand for mailing products in Europe. However, revenue was also adversely impacted by weaker performance in the U.K. and Canada, as both countries were affected by slowing economic activity and a lull in those countries' meter migration programs.

Enterprise Solutions revenue growth was driven by a 34% increase at PBMS as a result of higher volume in the core business and the acquisition of DSI. Excluding the acquisition of DSI, Enterprise Solutions revenue grew 11%. DMT revenues increased 5% over the prior year; however performance continues to be impacted by a worldwide slow down in capital spending, which has caused many of our customers to delay purchases of higher-margin customized inserting systems.

Capital Services revenue increased 2% primarily due to higher revenue associated with the strategic financing of equipment for posts around the world.

Operating profit

The following table shows operating profit in 2001 and 2000:

 (Dollars in millions)                       2001         2000       % change
                                          ----------   ----------   ----------
 Global Mailing                            $  860         $844             2%
 Enterprise Solutions                          77           73             6%
                                          ----------   ----------   ----------
   Total Messaging Solutions                  937          917             2%
 Capital Services                              73           65            11%
                                          ----------   ----------   ----------
                                           $1,010         $982             3%
                                          ==========   ==========   ==========

Operating profit grew 3% over the prior year, which reflected contributions from the acquisitions, as well as our continuing emphasis on reducing costs and controlling operating expenses. Operating profit grew 2% in the Global Mailing segment and 6% in the Enterprise Solutions segment.

The operating profit growth in the Global Mailing segment came from improved profit margins at Pitney Bowes Small Business Solutions (SBS). Operating profit growth was moderated by the events of September 11, 2001 and the continued slowdown of the economy. This was particularly true for higher volume mail creation and shipping products. The acquisitions of Secap SA and MMT did not materially impact Global Mailing operating profit.

The operating profit growth in our Enterprise Solutions segment came from double-digit operating profit growth at PBMS. Excluding the acquisitions of DSI, Enterprise Solutions operating profit decreased 11%. Enterprise Solutions' operating profit was negatively impacted by lower operating profit at DMT, due to higher expenses associated with the introduction and marketing of new products and lower placements of higher margin customized production mail equipment as a result of the slowdown in worldwide capital spending.

Operating profit increased 11% in the Capital Services segment due primarily to the higher revenue and the previously stated strategic shift to concentrate on fee-based income opportunities.

The following table shows revenue in 2001 and 2000 by source of revenue:

 (Dollars in millions)                       2001         2000       % change
                                          ----------   ----------   ----------
 Sales and management services             $2,125       $1,883            13%
 Rentals and financing                      1,461        1,505            (3%)
 Support services                             536          493             9%
                                          ----------   ----------   ----------
                                           $4,122       $3,881             6%
                                          ==========   ==========   ==========

Sales revenue increased 13% in 2001 due mainly to the acquisitions of Secap SA, DSI and MMT and double-digit sales revenue growth at PBMS. Excluding these acquisitions, sales grew 3%. Sales growth was moderated as a result of the contraction and downsizing of operations of some of our customers resulting in reduced demand for some of our higher value mailing products and outsourcing services. The negative impact of foreign currency reduced sales growth by slightly more than 1%. Increases in value-added services to both new and existing customers, as part of the company's strategy of pursuing profitable growth, stimulated revenue growth at PBMS. U.S. and U.K. Mailing Systems' sales decreased due to softness in the high-end shipping and mail creation product lines as the economy and slower customer decision-making process for the higher-value, more complex products adversely impacted growth. Sales revenue includes all revenues from PBMS which were $821 million, $612 million and $576 million in 2001, 2000 and 1999, respectively. In total, Financial Services financed 33% and 37% of all sales in 2001 and 2000, respectively.

Rentals and financing revenue decreased 3% in 2001. Rentals revenue decreased 6% primarily due to the slowing economy and consolidation of facilities by some of our customers, which has resulted in fewer than usual upgrades to our larger systems meters. We continue to experience good placements of our stand-alone and new digital meters. At December 31, 2001, electronic meters represented approximately 50% of our U.S. meter base and digital meters represented approximately 50% of our U.S. meter base, up from 44% in 2000. We no longer place mechanical meters, which is in line with USPS guidelines. As previously mentioned, in 2001 we adopted a formal plan to transition to the next generation of networked mailing technology. See Regulatory and Legal Matters. We do not expect this transition to have a material adverse impact on rentals revenue.

Financing revenue increased 1% driven by higher revenue associated with the strategic financing of equipment for postal authorities around the world. Financing revenue growth was moderated by our strategy to reduce our asset-based financing in our Capital Services segment, through asset sales in 2001 and prior years.

Support services revenue increased 9% in 2001. Despite competitive pricing pressures, U.S. and International Mailing had increased support services revenue due to a larger population of extended maintenance contracts, higher chargeable service calls and billed labor hours in 2001 and the acquisition of MMT. DMT had double-digit growth in support services revenue due to an increased service contract base and on-site contracts. Ongoing support services revenue continues to be partially dependent on equipment sales levels.

Costs and Expenses

The following table shows cost of sales as a percentage of sales revenue in 2001 and 2000:

 (Dollars in millions)                       2001         2000       % change
                                          ----------   ----------   ----------
                                           $1,271       $1,074            18%

 Percentage of sales revenue                 59.8%        57.1%

Cost of sales, as a percentage of sales revenue, increased primarily due to the acquisition of DSI and the increasing mix of lower margin core PBMS sales revenue. Cost of sales attributable to PBMS was $660 million and $495 million in 2001 and 2000, respectively. This rate was also negatively impacted by unfavorable product mix at our U.S. and international mailing businesses; in particular, our DMT customers delayed purchases of higher-margin customized inserting systems.

The following table shows cost of rentals and financing as a percentage of rentals and financing revenue in 2000 and 2001:

 (Dollars in millions)                        2001         2000       % change
                                          ----------   ----------   ----------
                                              $351         $373            (6%)

 Percentage of rentals and financing revenue  24.0%        24.8%

Cost of rentals and financing, as a percentage of rentals and financing revenue, improved .8 percentage points. The cost of rentals ratio improved due to lower costs and related depreciation at U.S. Mailing and SBS, partially attributable to our meter transition plan. We expect that this ratio will be impacted in 2002 by the timing of our customers' transition to digital meters. The cost of financing ratio was slightly higher due to higher costs associated with new business initiatives.

Selling, service and administrative expenses

The following table shows selling, service and administrative expenses as a percentage of total revenue in 2001 and 2000:

 (Dollars in millions)                        2001         2000       % change
                                          ----------    ----------   ----------
                                            $1,370       $1,299            5%

 Percentage of total revenue                  33.2%        33.5%

Selling, service and administrative expenses were 33.2% of total revenue in 2001 compared with 33.5% in 2000. The improvement in this ratio resulted from continued emphasis on controlling our expenses. This was the seventh consecutive year of improvement in our selling, service and administrative expenses to revenue ratio, excluding special items. The ratio was favorably impacted by our successful Enterprise-Wide Resource Planning (ERP) initiative and by our restructuring initiatives. The improvement in this ratio was partially offset by costs associated with investments in acquisition and growth initiatives and the higher mix of support services revenue.

Research and development expenses

The following table shows our research and development expenses in 2001 and 2000:

 (Dollars in millions)                       2001         2000       % change
                                          ----------   ----------   ----------
                                             $133         $120            10%

Research and development expenses increased 10% in 2001 to $133 million reflecting continued investment in developing new technologies and enhancing features for all our products. The 2001 increase represents expenditures for digital document delivery systems, new digital meters and mailing machines, personal computer metering technology, advanced inserting equipment, and new and advanced features for production mail equipment and high volume incoming mail sorting equipment. We expect similar levels of investment in research and development in 2002.

Net interest expense

The following table shows our net interest expense in 2001 and 2000:

 (Dollars in millions)                       2001         2000       % change
                                          ----------   ----------   ----------
                                             $184         $192            (4%)

Net interest expense decreased due to lower average interest rates during 2001 compared to 2000 associated with borrowings to fund the company's investment in leasing and rental products, acquisitions and the stock repurchase program. Our variable and fixed rate debt mix, after adjusting for the effect of interest rate swaps, was 42% and 58%, respectively, at December 31, 2001. Based on current borrowing levels, a 25 basis point change in interest rates would impact annual interest expense by approximately $3 million to $4 million.

Effective tax rate

The following table shows the effective tax rate in 2001 and 2000:

                                             2001         2000
                                          ----------   ----------
                                            32.9%        29.9%

Excluding the impact of special items in 2001, the effective tax rate was 31.6% in 2001 compared to 31.4% in 2000, reflecting continued tax benefits from leasing and financing activities. The tax rate is favorably impacted by investment in leasing and international expansion. The company's provision for taxes could be impacted by tax law changes and interpretations by governments or courts.

Income from continuing operations decreased 9% and diluted earnings per share from continuing operations decreased 5% in 2001. Excluding special items in both periods, income from continuing operations decreased 1% and diluted earnings per share from continuing operations increased 3% in 2001. The increase in diluted earnings per share outperformed the decrease in income from continuing operations due to the company's share repurchase program, under which 7.8 million shares, approximately 3% of the average common and potential common shares outstanding at the end of 2000, were repurchased in 2001. Excluding special items in both periods, income from continuing operations as a percentage of revenue decreased to 13.5% in 2001 from 14.5% in 2000 due primarily to the higher mix of lower-margin revenues.

Results of Continuing Operations 2000 Compared to 1999

In 2000, our revenue increased 2%, operating profit grew 8%, income from continuing operations was flat and diluted earnings per share from continuing operations increased 5% to $2.18 compared with $2.07 for 1999. Excluding the impact of special items in both periods, our income from continuing operations grew 5% and diluted earnings per share from continuing operations increased 11% to $2.17 compared with $1.96 for 1999.

Revenue

The following table shows revenue in 2000 and 1999 by segment:

 (Dollars in millions)                       2000         1999       % change
                                          ----------   ----------   ----------
 Global Mailing                            $2,831       $2,799             1%
 Enterprise Solutions                         862          803             7%
                                          ----------   ----------   ----------
   Total Messaging Solutions                3,693        3,602             3%
 Capital Services                             188          210           (10%)
                                          ----------   ----------   ----------
                                           $3,881       $3,812             2%
                                          ==========   ==========   ==========

Total Messaging Solutions revenue grew 3% over the prior year. The revenue increase came from growth in the Global Mailing and Enterprise Solutions segments of 1% and 7%, respectively, over 1999. Approximately 74% of our total revenue in 2000 was recurring revenue.

Global Mailing revenue growth was negatively impacted by lower sales of mail creation and shipping logistics products in the second half of 2000. Global Mailing revenue was also negatively impacted by the weakening of foreign currencies, principally the British pound and Euro currencies.

Volume increases at PBMS and DMT were the principal reasons for the revenue growth in the Enterprise Solutions segment.

Capital Services revenue decreased 10% due to the company's previously stated strategy to concentrate on fee-based income opportunities. The impact of price changes was minimal.

Operating profit

The following table shows operating profit in 2000 and 1999 by segment:

 (Dollars in millions)                       2000        1999       % change
                                          ----------  ----------   -----------
 Global Mailing                              $844        $790             7%
 Enterprise Solutions                          73          52            42%
                                          ----------   ----------   ----------
   Total Messaging Solutions                  917         842             9%
 Capital Services                              65          65              -
                                          ----------   ----------   ----------
                                             $982        $907             8%
                                          ==========   ==========   ==========

Operating profit grew 8% over the prior year, continuing to reflect our emphasis on reducing costs and controlling operating expenses. The company's successful ERP initiative also helped to enhance our operating capabilities. Another measure of our success in controlling costs and expenses in 2000 and 1999 was that growth in operating profit continued to outpace revenue growth. Operating profit grew 7% in the Global Mailing segment and 42% in the Enterprise Solutions segment. Total Messaging Solutions operating profit grew 9% over the prior year. Operating profit remained flat in the Capital Services segment.

The operating profit growth in the Global Mailing segment came from improved profit margins at SBS and International Mailing, as well as margin improvements at U.S. Mailing Systems and related financing. The operating profit growth in our Enterprise Solutions segment came from double-digit operating profit growth at PBMS and DMT.

The following table shows revenue in 2000 and 1999 by source of revenue:

 (Dollars in millions)                        2000        1999       % change
                                          ----------   ----------   ----------
 Sales and management services              $1,883      $1,863           1%
 Rentals and financing                       1,505       1,486           1%
 Support services                              493         463           6%
                                          ----------   ----------   ----------
                                            $3,881      $3,812           2%
                                          ==========   ==========   ==========

Sales revenue increased 1% in 2000 due mainly to high single-digit growth in our International Mailing, DMT and management services businesses. The negative impact of foreign currency reduced sales growth by slightly more than 1%. Increases in value-added services to both new and existing customers, as part of the company's strategy of pursuing profitable growth, stimulated revenue growth in our management services business. DMT's sales growth was driven by strong demand for sophisticated, high speed production mail equipment to process complex, unique marketing and billing statements. U.S. Mailing systems' sales decreased due to softness in the high-end shipping and mail creation product lines as the slowing economy and slower customer decision-making process for the higher-value, more complex products adversely impacted growth. In total, Financial Services financed 37% of all sales in 2000 and 1999.

Rentals and financing revenue increased 1% in 2000. Rentals revenue grew 2% driven by growth in the U.S. and international mailing markets due to the continuing shift to electronic and digital meters, including increased placements of the digital desktop Personal Post/TM/ meter, available through various distribution channels such as telemarketing, the Internet and selected retail outlets specializing in business supplies. At December 31, 2000, electronic meters represented approximately 56% of our U.S. meter base and digital meters represented approximately 44% of our U.S. meter base, up from 40% in 1999. The company no longer places mechanical meters, which is in line with USPS guidelines.

Financing revenue was flat due to our strategy to reduce our asset-based financing, through asset sales in 2000 and prior years. Excluding Capital Services, financing revenue grew 7% driven by increased volume of leases of the company's products and by product offerings such as Purchase Power/R/, Postal Privilege/R/ and Reserve Account.

Support services revenue increased 6% in 2000. Despite competitive pricing pressures, U.S. and International Mailing had increased support services revenue due to a larger population of extended maintenance contracts and higher chargeable service calls and billed labor hours in 2000. DMT had double-digit growth in support services revenue due to increased service contract base and on-site contracts.

Costs and Expenses

The following table shows cost of sales as a percentage of sales revenue in 2000 and 1999:

(Dollars in millions)                         2000         1999      % change
                                          ----------   ----------   ----------
                                            $1,074       $1,072             _

Percentage of sales revenue                  57.1%        57.5%

Cost of sales, as a percentage of sales revenue, improved for the fourth consecutive year. The improvement in this ratio was achieved principally due to lower product costs, significant productivity improvements in our manufacturing processes, increased sales of higher margin supplies in our mailing business and the impact of strategic sourcing initiatives in the U.S. and Europe. The improvement in this ratio was moderated by the increasing mix of lower margin PBMS sales revenue.

The following table shows cost of rentals and financing as a percentage of rentals and financing revenue:

 (Dollars in millions)                       2000         1999       % change
                                          ----------   ----------   ----------
                                             $373         $396            (6%)

 Percentage of rentals and financing
 revenue                                     24.8%        26.6%

Cost of rentals and financing, as a percentage of rentals and financing revenue, improved 1.8 percentage points. The cost of rentals ratio improvement was due to lower costs at U.S. Mailing in 2000. The cost of financing ratio decreased due to lower operating costs, partially offset by increased costs associated with new business initiatives.

Selling, service and administrative expenses

The following table shows selling, service and administrative expenses as a percentage to total revenue in 2000 and 1999:

 (Dollars in millions)                       2000         1999       % change
                                          ----------   ----------   ----------
                                           $1,299       $1,290             1%

 Percentage of total revenue                 33.5%        33.8%

Selling, service and administrative expenses were 33.5% of total revenue in 2000 compared with 33.8% in 1999. The improvement in this ratio resulted from continued emphasis on controlling expense growth. This was the sixth consecutive year of improvement in our selling, service and administrative expenses to revenue ratio, excluding special items. The improvement in this ratio was moderated by the company's continued investment in the Internet, ERP and other new business initiatives.

Research and development expenses

The following table shows research and development expenses in 2000 and 1999:

 (Dollars in millions)                       2000         1999       % change
                                          ----------   ----------   ----------
                                             $120         $109             11%

Research and development expenses increased 11% in 2000 to $120 million reflecting continued investment in developing new technologies and enhancing features for all our products. The 2000 increase represents expenditures for Internet-based bill presentment and metering, digital document delivery systems, new digital meters, personal computer metering technology, advanced inserting equipment, and new and advanced features for production mail equipment and high volume incoming mail sorting equipment.

Net interest expense

The following table shows net interest expense in 2000 and 1999:

 (Dollars in millions)                       2000         1999      % change
                                          ----------   ----------   ----------
                                             $192         $171            13%

Net interest expense increased due to higher interest rates during 2000 compared to 1999 associated with borrowings to fund the company's investment in leasing and rental products, and the stock repurchase program. Our variable and fixed rate debt mix, after adjusting for the effect of interest rate swaps, was 48% and 52%, respectively, at December 31, 2000.

Effective tax rate

The following table shows the effective tax rate in 2000 and 1999:

                                             2000         1999
                                          ----------   ----------
                                            29.9%        31.7%

Excluding the one-time tax benefit related primarily to recent state tax law changes, the effective tax rate was 31.4% in 2000, reflecting continued tax benefits from leasing and financing activities, lower state and local taxes, and lower taxes attributable to international sourced income.

Income from continuing operations was flat and diluted earnings per share from continuing operations increased 5% in 2000. Excluding special items in both periods, income from continuing operations and diluted earnings per share from continuing operations increased 5% and 11%, respectively, in 2000. The increase in diluted earnings per share outpaced the increase in income from continuing operations due to the company's share repurchase program, under which 17.2 million shares, approximately 6% of the average common and potential common shares outstanding at the end of 1999, were repurchased in 2000. Excluding special items in both periods, income from continuing operations as a percentage of revenue increased to 14.5% in 2000 from 14.0% in 1999, the seventh consecutive year of improvement in this ratio.

Restructuring Charges

In 2001, we adopted a formal restructuring plan to implement a common, streamlined business infrastructure across the corporation as a result of our decisions to spin off our office systems business and align our mailing business on a global basis, as well as cost saving opportunities resulting from strategic acquisitions and partnerships, and additional benefits attained from the consolidation of our IT organization and ERP initiatives. In connection with this plan, we recorded pretax restructuring charges of $149.3 million in 2001, of which $116.1 million was related to continuing operations and the remaining $33.2 million was related to discontinued operations. The restructuring charges related to continuing operations have been segregated in the Consolidated Statements of Income for the year ended December 31, 2001. The restructuring charges related to discontinued operations have been reported in discontinued operations in the Consolidated Statement of Income for the year ended December 31, 2001. See Note 13 to the consolidated financial statements.

The restructuring charges related to continuing operations are comprised of:

 (Dollars in millions)                          December  31, 2001
                                              ----------------------
 Severance and benefit costs                                $ 74.3
 Asset impairments                                            28.0
 Other exit costs                                             13.8
                                              ----------------------
                                                            $116.1
                                              ======================

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,200 employees worldwide which was initiated in 2001 and will be completed over the next six months. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 80% of our workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe. None of the reductions will impact our sales coverage. As of December 31, 2001, 692 employees were separated under these initiatives and approximately $34 million of severance and benefit costs were paid. Asset impairments relate primarily to the disposal or abandonment of certain hardware and software applications, resulting from the alignment of our mailing business on a global basis and ERP initiatives. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, and other costs associated with business activities that have been exited and the consolidation of excess facilities.

The restructuring charges related to discontinued operations are comprised of:

 (Dollars in millions)                          December  31, 2001
                                              ----------------------
 Severance and benefit costs                                $  1.9
 Asset impairments                                            17.5
 Other exit costs                                             13.8
                                              ----------------------
                                                            $ 33.2
                                              ======================

The severance and benefit costs relate to a reduction in workforce of approximately 25 employees. The asset impairments relate primarily to an impairment of residual values, in connection with leases of copier equipment, and the write-down of certain facsimile and copier equipment, resulting from the spin-off of our office systems business. Other exit costs relate primarily to incremental costs associated with cancellation and separation of facility occupancy leases that are shared between the company and IGI.

Accrued restructuring charges at December 31, 2001 consist of the following:

                               Total restructuring                         Non-cash    Ending
(Dollars in millions)                      charges        Cash payments     charges    balance
                               ---------------------     ----------------  ---------  ---------
Severance and benefit costs                $  76.2                $34.5       $   -     $41.7
Asset impairments                             45.5                    -        45.5         -
Other exit costs                              27.6                 14.5           -      13.1
                               ---------------------     ----------------  ---------  ---------
                                           $ 149.3                $49.0       $45.5     $54.8
                               =====================     ================  =========  =========

We expect that the majority of the remaining cash outflows related to restructuring charges will take place over the next six months, funded primarily by cash provided by operating activities. The restructuring charges are expected to increase our operating efficiency and effectiveness in 2002 and beyond while enhancing growth, primarily as a result of reduced personnel-related expenses. We expect pretax savings in operating expenses of approximately $50 million in 2002.

In 2000, we recorded a one-time pretax charge of approximately $19 million related to the consolidation of information technology staff and infrastructure. This initiative was focused on creating an efficient global organization and technology platform to leverage the benefits of our ERP and e-business initiatives. The majority of the initiatives and cash outflows relating to this consolidation, were completed by December 31, 2001.

We operate in very competitive industries and we are continually evaluating our cost structure. Economic or competitive events in the future may necessitate that the company formulate additional plans to reduce our existing cost structure.

Meter Transition

In 2001, we adopted a formal plan to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by our expanded access to technology and our ability to move to networked products combined with our expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. As a result of this plan, certain electronic meter rental assets and related equipment will not be placed back in service. In addition, certain leased equipment will either not be remarketed or will result in lower realization at end of lease as a result of the introduction of new technology. In connection with this plan, the company recorded non-cash pretax charges of $268.3 million for the year ended December 31, 2001, related to assets associated with our non-networked mailing technology. In November 2001, postal regulations were issued, consistent with our meter transition plan, defining the meter migration process and timing. See Regulatory Matters.

The charges related to the meter transition plan are comprised of:

                                                             December 31, 2001
(Dollars in millions)                                      -------------------
Impairment of lease residual values                                     $128.4
Impairment of meter rental assets                                         71.3
Inventory writedowns                                                      27.6
Additional depreciation costs on meter rental assets                      41.0
                                                           --------------------
                                                                        $268.3
                                                           --------------------

Acquisitions

In October 2001, we acquired Secap SA, a company based in France, for approximately Euros 220 million in cash. Secap offers a range of mail processing and paper handling equipment, supplies and technology for low- to mid-volume mailers. Secap holds more than 30% of the postage meter market share in France.

In June 2001, we acquired DSI from Danka Business Systems PLC for $290 million in cash. DSI provides on- and off-site document management services, including the management of central reprographic departments, the placement and maintenance of photocopiers, print-on-demand operations and document archiving and retrieval services.

In June 2001, we acquired the MMT business in Europe, Africa, the Middle East and Asia, for $51 million in cash. MMT markets and services high-end mail processing, sorting and service-related products through a network of distributors and direct operations. We accounted for the acquisition under the purchase method and accordingly the operating results of MMT have been included in the company's consolidated financial statements since the date of acquisition.

The acquisitions of Secap SA, DSI and MMT did not materially impact income from continuing operations for the year ended December 31, 2001. See Note 15 to the consolidated financial statements.

Accounting Changes

In 1998, FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended in 2000 by FAS No. 138, was issued. FAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. The company adopted the provisions of FAS No. 133 in the first quarter of 2001. The company uses derivatives to reduce the volatility in earnings and cash flows associated with the impact of interest rate changes and foreign currency fluctuations due to its investing and funding activities and its operations in different foreign currencies. Derivatives designated as cash flow hedges include primarily foreign exchange contracts and interest rate swaps related to variable-rate debt. Derivatives designated as fair value hedges include primarily interest rate swaps related to fixed-rate debt. The adoption of FAS No. 133 has resulted in an after-tax reduction to accumulated other comprehensive income of $7.0 million, including a one-time cumulative effect of accounting change which reduced accumulated other comprehensive income by approximately $9.2 million in the first quarter of 2001. The adoption of FAS No. 133 has also impacted assets and liabilities recorded on the Consolidated Balance Sheet. The adoption of FAS No. 133 did not materially impact results of operations for the year ended December 31, 2001.

In 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," summarizing certain guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The company adopted the provisions of SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The adoption of SAB No. 101 resulted in a one-time cumulative after-tax reduction in net income of $4.7 million (net of taxes of approximately $3.1 million) in the first quarter of 2000. The reduction to net income was primarily attributable to the deferral of sales recognition of software-enabled mail creation equipment and shipping products prior to installation. See Note 1 to the consolidated financial statements.

In 2000, FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued, replacing FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, as well as requiring certain additional disclosures. However, it carries over most of the provisions contained in FAS No. 125. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. However, it was effective for the recognition and reclassification of collateral and for disclosures relating to those transactions for the year ended December 31, 2000. The adoption of this standard did not have a material impact on the company.

In July 2001, FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criterion and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. The company has adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001. The adoption of these accounting standards did not materially impact results of operations for the year ended December 31, 2001. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the company on January 1, 2002. The adoption of these standards is expected to reduce the amortization of intangible assets commencing January 1, 2002. Goodwill will be reviewed for impairment on a periodic basis.

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

In August 2001, FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board (APB) Opinion 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to separate components of an entity. FAS No. 144 is effective January 1, 2002 for the company. The company is currently evaluating the impact of this statement.

In September 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." EITF 01-10 provides guidance for accounting for the effects of the events of September 11, 2001 in financial statements. The company believes it is in compliance with this consensus in all material respects.

Liquidity and Capital Resources

Our current ratio reflects our practice of using a balanced mix of debt maturities to fund finance assets. Our ratio of current assets to current liabilities declined to .83 to 1 at December 31, 2001 compared to .91 to 1 at December 31, 2000. The decrease in this ratio was primarily due to the prior year classification of IGI's net assets to be disposed of in the current assets section of the Consolidated Balance Sheet at December 31, 2000. Excluding IGI's net current assets to be disposed of, the ratio of current assets to current liabilities would have been .84 to 1 at December 31, 2000.

To manage interest rate risk, we use a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements.

Our cash and cash equivalents increased to $231.6 million at December 31, 2001, from $198.3 million at December 31, 2000. The increase resulted primarily from $1.0 billion provided by operating activities, offset in part by $839.5 million and $162.9 million used in investing and financing activities, respectively. Net cash of $1.0 billion provided by operating activities consisted primarily of net income adjusted for non cash items, and the increase in deferred taxes on income, partially offset by changes in working capital and our investment in internal finance receivables. Net cash used in working capital resulted primarily from decreases in accounts payable, related to our implementation of SAP. Net cash of $839.5 million used in investing activities consisted primarily of acquisitions, investments in fixed assets and leveraged leases, partially offset by reserve account deposits. Net cash of $162.9 million used in financing activities consisted primarily of stock repurchases and dividend paid to stockholders.

Excluding special items and discontinued operations in both periods, the ratio of EBIT to interest was 5.4x and 5.3x and the ratio of EBITDA to interest was 6.7x and 6.6x for the years ended December 31, 2001 and 2000, respectively. The ratio of total debt to total debt and stockholders' equity was 79.7% at December 31, 2001, versus 71.1% at December 31, 2000. Including the preferred stockholders' equity in a subsidiary company as debt, the ratio of total debt to total debt and stockholders' equity was 81.0% at December 31, 2001 compared to 73.0% at December 31, 2000. The increase in this ratio was driven primarily by the special dividend associated with the spin-off of IGI and debt related to acquisitions and the $300 million repurchase of 7.8 million shares of common stock. The company's generation of $780 million of free cash flow (defined as cash from operations less capital expenditures) partially offset the increase in this ratio. Excluding the cash flow impacts of the restructuring initiatives, HP settlement and discontinued operations, free cash flow was $617 million in 2001.

On June 30, 2000 the company, through PBCC, sold its PitneyWorks/SM/ Business Rewards/SM/ Visa/R/ and Business Visa/R/ card operations, including credit card receivables of approximately $322 million.

Financings and Capitalization

On February 20, 2002, the company completed an offering of Euros 250 million of senior unsecured notes. These notes bear interest at a floating rate of EURIBOR plus 20 basis points, set two Euro business days preceding the quarterly interest payment dates and mature in August 2003. The notes are listed on the Luxembourg Stock Exchange and have been designated as a hedge of Euro denominated assets held by the company. The proceeds from these notes will be used for general corporate purposes which may include repaying commercial paper, financing acquisitions and the repurchase of company stock.

In October 2001, Pitney Bowes Inc. filed a shelf registration statement with the SEC which permits the issuance of up to $2 billion in debt securities, preferred stock and depositary shares, all of which remained available for issuance at December 31, 2001.

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

PBCC has $75 million of unissued debt securities available at December 31, 2001 from a shelf registration statement filed with the SEC in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D. In August 2001, PBCC issued $350 million of unsecured fixed rate notes maturing in August 2008. These notes bear interest at an annual rate of 5.75% and pay interest semi-annually beginning February 15, 2002. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

In July 2001, PBCC issued four non-recourse promissory notes totaling $111.5 million in connection with four lease transactions. The promissory notes are all due in installments over 194 months at an interest rate of 7.24%. In September 2001, PBCC sold its interest in two of the lease transactions and transferred the obligation on two of the non-recourse promissory notes totaling $55.3 million in principal balance. Two non-recourse promissory notes remain outstanding at December 31, 2001 with a total principal balance of $54.9 million. These notes are serviced by the underlying lease transaction payments.

In December 2000, PBCC issued $100 million of unsecured floating rate notes maturing in April 2002 and $100 million of unsecured floating rate notes maturing June 2004, available under the medium-term note program. These notes bear interest at floating rates of LIBOR plus five basis points and 25 basis points, respectively, set as of the quarterly interest payment dates. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

In March 2000, PBCC issued $43.3 million of 7.515% Senior Notes maturing 2002 through 2012. The proceeds from these notes were used to pay down commercial paper.

In April 2000, PBCC issued a total of $134 million of Series A and Series B Secured Floating Rate Senior Notes. The notes mature in 2003 and bear interest at 7.443%. The proceeds from these notes were used for general corporate purposes, including the repayment of short-term debt.

To help us better manage our international cash and investments, in June 1995 and April 1997, Pitney Bowes International Holdings, Inc., a subsidiary of the company, issued $200 million and $100 million, respectively, of variable term, voting preferred stock (par value $.01) representing 25% of the combined voting power of all classes of its outstanding capital stock, to outside institutional investors in a private placement. The remaining 75% of the voting power is held directly or indirectly by Pitney Bowes Inc. The preferred stock is recorded on the Consolidated Balance Sheets as preferred stockholders' equity in a subsidiary company. We used the proceeds of these transactions to pay down short-term debt. We have an obligation to pay cumulative dividends on this preferred stock at rates that are set at auction. The auction periods are generally 49 days, although they may increase in the future. The weighted average dividend rate in 2001 and 2000 was 3.3% and 4.7%, respectively. Preferred dividends are reflected as minority interest in the Consolidated Statements of Income in selling, service and administrative expenses. In December 1998, the company sold 9.11% Cumulative Preferred Stock, mandatorily redeemable in 20 years, in a subsidiary company to an institutional investor for approximately $10 million.

At December 31, 2001, the company, together with its financial services businesses, had unused lines of credit and revolving credit facilities of $1.5 billion in the U.S. and $24.3 million outside the U.S., largely supporting commercial paper debt.

We believe our financing needs for the next 12 months can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and existing commercial and medium-term note programs. Information on debt maturities is presented in Note 5 to the consolidated financial statements.

Total financial services assets increased to $6.5 billion at December 31, 2001, up 4.3% from $6.2 billion in 2000. To fund finance assets, borrowings were $3.5 billion in 2001 and $3.3 billion in 2000. Approximately $290 million and $480 million in cash was generated from the sale of finance assets in 2001 and 2000, respectively. We used the money to pay down debt, repurchase shares and fund new business investments.

The following summarizes our contractual obligations at December 31, 2001, and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

(Dollars in millions)                            Total    Less than 1 year     1-3 years     After 3 years
                                              ---------  -----------------  -------------  ---------------
Commercial paper borrowings                     $  865             $  865         $    -            $    -
Long-term debt and current portion of long-
 term debt                                       2,624                205          1,333             1,086
Non-cancelable capital lease obligations             7                  3              4                 -
Non-cancelable operating lease obligations         223                 67            132                24
                                              ---------  -----------------  -------------  ---------------
                                                $3,719             $1,140         $1,469            $1,110
                                              =========  =================  =============  ===============

Leveraged Leases

Our investment in leveraged lease assets consists of the following:
                                                           December 31, 2001
(Dollars in billions)                                   ---------------------
Rental receivables                                                      $7.7
Residual value                                                            .7
Principal and interest on nonrecourse loans                             (6.2)
Unearned income                                                          (.9)
                                                        ----------------------
Total leveraged leases                                                  $1.3
                                                        ======================

     .     The $1.3 billion is the amount that is on our Consolidated Balance
           Sheet.

     . Rental receivables represent total lease payments from our customers over the remaining term of the leveraged leases.

     . Residual value represents the value of the property anticipated at the end of the leveraged lease terms and is based on independent appraisals performed by nationally recognized appraisers. We regularly review the recorded residual values to ensure they are appropriate.

     . Principal and interest on nonrecourse loans represent amounts due to unrelated third parties from our customers over the remaining term of the leveraged leases. The nonrecourse loans are secured by the lessees' rental obligation and the leased property. If a lessee defaults and if the amounts realized from the sale of these assets are insufficient, we have no obligation to make any payments due on these nonrecourse loans to the unrelated third parties. Accordingly, we are required by generally accepted accounting principles to subtract the principal and interest over the remaining term of the nonrecourse loans from our rental receivables and residual value. At December 31, 2001, the principal balances on the nonrecourse loans totaled $3.1 billion and the related interest payments over the remaining terms of the leases totaled $3.1 billion.

     . Unearned income represents our future financing income that will be earned over the remaining term of the leases.

The $1.3 billion investment in leveraged leases on our Consolidated Balance Sheet is diversified across the following types of assets:

     . $332.1 million related to commercial real estate facilities, with original lease terms ranging from 15 to 25 years.
     . $301.3 million for nine aircraft transactions with major commercial airlines, with original lease terms ranging from 22 to 25 years.
     . $286.4 million related to locomotives and railcars, with original lease terms ranging from 19 to 47 years.
     . $166.6 million for postal equipment with international postal authorities, with original lease terms ranging from 16 to 24 years.
     . $130.0 million for rail and bus facilities with original lease terms ranging from 32 to 44 years.
     . $120.8 million for telecommunications equipment, with original lease terms ranging from 14 to 16 years.

We have been entering into leveraged lease transactions for 14 years and losses related to our leveraged lease portfolio have been minimal. We enter into these transactions selectively with highly creditworthy lessees to whom we lease equipment and other assets with consistently strong resale values. Our average transaction value is approximately $28 million. Additionally, our investment in leveraged leases is diversified across 37 customers, 48 individual transactions and six major product types. As a result, we believe that our risk of a material loss in the current portfolio is minimal.

Off-Balance Sheet Items

Finance receivables sales

We have sold net finance receivables and in selective cases entered into guarantee contracts with varying amounts of recourse in privately placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $181.2 million and $262.1 million at December 31, 2001 and 2000, respectively. In accordance with generally accepted accounting principles, we do not record these amounts as liabilities on our Consolidated Balance Sheet.

Our maximum risk of loss on these net financing receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value, and supported by the creditworthiness of our customers. At December 31, 2001, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts. As part of our review of our risk exposure, we believe we have made adequate provision for sold receivables and guarantee contracts which may not be collectible. See Notes 18 and 20 to the consolidated financial statements. We do not depend on these types of transactions to fund our leasing investments. We selectively use these transactions when the overall economic impact on us is more favorable than debt.

Equity interest

During 1997, PBCC and GATX Corporation (GATX) formed PBG Capital Partners LLC
(PBG) for the purpose of financing and managing certain leasing related assets existing at that time. We contributed assets to PBG and maintain a 50% interest. We account for our investment in PBG under the equity method. Our maximum exposure is our investment of $166 million on our Consolidated Balance Sheet at December 31, 2001. PBG's total assets and liabilities at December 31, 2001 are $536 million and $290 million, respectively. In accordance with generally accepted accounting principles, we do not record these assets and liabilities on our Consolidated Balance Sheet.

State and local government financing

We have originated tax-exempt secured loans to state and local governments and have sold certificates of interest in these loans to third parties. Generally, we recognize revenue for the fees we receive upon the sale of these certificates. These transactions however, may require us to buy back certificates from the third parties if interest rates rise significantly. Our maximum risk of loss arises because we may be required to buy back certificates and resell them to other third parties at below our cost. We have structured these transactions so that even in a rising interest rate environment, our losses would be minimal. We have further minimized any risk of non-performance on the state and local government loans by obtaining credit guarantees of these loans from a highly-rated nationally recognized insurance company. Certificates outstanding at December 31, 2001 and 2000 were $263.7 million and $240.7 million, respectively. In accordance with generally accepted accounting principles, we do not record these certificates as assets or liabilities on our Consolidated Balance Sheet.

Capital Investment

During 2001, net investments in fixed assets included net additions of $132 million to property, plant and equipment and $124 million of rental equipment and related inventories, compared with $122 million and $147 million, respectively, in 2000. These additions included expenditures for normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment related to the discontinued operations of IGI. Excluding IGI, net investments in fixed assets during 2001 included net additions of $119 million to property, plant and equipment and $68 million to rental equipment and related inventories, compared with $118 million and $71 million during 2000, respectively.

The company expects net investments in fixed assets in 2002, relating to continuing operations, to be flat to slightly higher than the prior year. These investments will also be impacted by the timing of our customer's transition to digital meters. At December 31, 2001, commitments for the acquisition of property, plant and equipment reflected plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Legal and Regulatory Matters

Legal

In the course of normal business, we are occasionally party to lawsuits. These may involve litigation by or against the company relating to, among other things:

..     contractual rights under vendor, insurance or other contracts
..     intellectual property or patent rights
..     equipment, service or payment disputes with customers
..     disputes with employees

We are currently a plaintiff or a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the company's financial position or results of operations. See Legal settlements, net in Special Items.

USPS meter transition

In 2000, the USPS issued a proposed schedule for the phaseout of manually reset electronic meters in the U.S. as follows:

..     As of February 1, 2000, new placements of manually reset electronic meters are no longer permitted.

..     Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements. Leases or rentals that expired in 2000 could be extended to December 31, 2001.

On November 15, 2001, the USPS issued a final rule as follows:

..     New placements of non-digital meters without the "timeout" feature that enables the meters to be automatically disabled, if not reset within a specified time period are no longer permitted after December 31, 2002. These meters must be off the market by December 31, 2006.

..     New placements of non-digital meters with a "timeout" feature are no longer permitted after June 2004. These meters must be off the market by December 31, 2008.

We have submitted comments to the USPS's proposed schedules described above. We adopted a formal meter transition plan in the second quarter of 2001, to transition to the next generation of networked mailing technology. See Note 14 to the consolidated financial statements.

USPS Information Based Indicia Program (IBIP)

In May 1995, the USPS publicly announced its concept of its IBIP for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which would significantly enhance postal revenue security and support expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications: (i) the Indicium specification; (ii) a Postal Security Device specification; (iii) a Host specification; and (iv) a Vendor Infrastructure specification. During the period from May 1995 through December 31, 2001, we submitted extensive comments to a series of proposed IBIP specifications issued by the USPS, including comments on the IBI Performance Criteria.

Other regulatory matters

In June 1999, we were served with a Civil Investigative Demand (CID) from the U.S. Justice Department's Antitrust Division. A CID is a tool used by the Antitrust Division for gathering information and documents. The company believes that the Justice Department may have been reviewing the company's efforts to protect its intellectual property rights. We believed we have complied fully with the antitrust laws and cooperated fully with the department's investigation. In February 2002, the Justice Department advised us that it has decided to close this investigation with no further action.

Effects of Inflation and Foreign Exchange

Inflation, although moderate in recent years, continues to affect worldwide economies and the way companies operate. It increases labor costs and operating expenses, and raises costs associated with replacement of fixed assets such as rental equipment. Despite these growing costs and the USPS meter migration initiatives, we have generally been able to maintain profit margins through productivity and efficiency improvements, continual review of both manufacturing capacity and operating expense levels, and, to an extent, price increases.

Although not affecting income, deferred translation losses amounted to $9 million, $46 million and $5 million in 2001, 2000 and 1999, respectively. These translation losses resulted principally from the weakening Canadian dollar, British pound and Euro currencies.

The results of our international operations are subject to currency fluctuations. We enter into foreign exchange contracts primarily to minimize our risk of loss from such fluctuations. Exchange rates can impact settlement of our intercompany receivables and payables that result from transfers of finished goods inventories between our affiliates in different countries, and intercompany loans.

At December 31, 2001, we had approximately $601 million of foreign exchange contracts outstanding, most of which mature in 2002, to buy or sell various currencies. Risks arise from the possible non-performance by counterparties in meeting the terms of their contracts and from movements in securities values, interest and/or exchange rates. However, we do not anticipate non-performance by the counterparties as they are composed of a number of major international financial institutions. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate.

Dividend Policy

Our Board of Directors has a policy to pay a cash dividend on common stock each quarter when feasible. In setting dividend payments, our board considers the dividend rate in relation to the company's recent and projected earnings and our capital investment opportunities and requirements. We have paid a dividend each year since 1934.

Forward-Looking Statements

We want to caution readers that any forward-looking statements with the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-K, other reports or press releases or made by our management involve risks and uncertainties which may change based on various important factors. These forward-looking statements are those which talk about the company's or management's current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include:

..     changes in international or national political or economic conditions
..     changes in postal regulations
..     timely development and acceptance of new products
..     success in gaining product approval in new markets where regulatory approval is required
..     successful entry into new markets
..     mailers' utilization of alternative means of communication or competitors' products
..     the company's success at managing customer credit risk
..     changes in interest rates
..     foreign currency fluctuations
..     timing and execution of the restructuring plan
..     regulatory approvals and satisfaction of other conditions to consummation of any acquisitions
..     impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations due to our investing and funding activities and our operations in different foreign currencies.

Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we use a balanced mix of debt maturities and variable and fixed rate debt together with interest rate swaps.

Our objective in managing our exposure to foreign currency fluctuations is to reduce the volatility in earnings and cash flows associated with the effect of foreign exchange rate changes on transactions that are denominated in foreign currencies. Accordingly, we enter into various contracts, which change in value as foreign exchange rates change, to protect the value of external and intercompany transactions.

The principal currencies hedged are the British pound, Canadian dollar and Euro currencies.

We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. We do not enter into foreign currency or interest rate transactions for speculative purposes. The gains and losses on these contracts offset changes in the value of the related exposures.

We utilize a "Value-at-Risk" (VaR) model to determine the maximum potential loss in fair value from changes in market conditions. The VaR model utilizes a "variance/co-variance" approach and assumes normal market conditions, a 95% confidence level and a one-day holding period. The model includes all of our debt and all interest rate and foreign exchange derivative contracts. The model excludes anticipated transactions, firm commitments, and receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge.

The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by us, nor does it consider the potential effect of favorable changes in market factors.

During 2001, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, using the variance/co-variance technique described above, was not material.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
(Dollars in thousands, except per share data)

                                                                Years ended December 31
                                                      -------------------------------------------
                                                            2001            2000           1999
                                                      -------------------------------------------
Revenue from:
  Sales and management services                       $2,125,745      $1,882,501     $1,862,753
  Rentals and financing                                1,460,915       1,505,101      1,485,599
  Support services                                       535,814         493,266        463,224
                                                      ------------    ------------   ------------
    Total revenue                                      4,122,474       3,880,868      3,811,576
                                                      ------------    ------------   ------------
Costs and expenses:
  Cost of sales and management services                1,271,445       1,074,177      1,071,782
  Cost of rentals and financing                          350,870         373,232        395,667
  Cost of meter transition - impairment                  227,300               -              -
  Cost of meter transition - additional depreciation      41,000               -              -
  Selling, service and administrative                  1,370,152       1,299,081      1,290,180
  Research and development                               133,105         120,486        108,900
  Other income                                          (338,097)              -        (49,574)
  Interest expense                                       193,076         200,957        175,699
  Interest income                                         (8,903)         (8,580)        (5,020)
  Restructuring charges                                  116,142          18,667              -
                                                      ------------    ------------   ------------
    Total costs and expenses                           3,356,090       3,078,020      2,987,634
                                                      ------------    ------------   ------------
Income from continuing operations before
  income taxes                                           766,384         802,848        823,942
Provision for income taxes                               252,064         239,723        260,952
                                                      ------------    ------------   ------------
Income from continuing operations                        514,320         563,125        562,990
Income from discontinued operations,
  net of income tax                                            -          64,104         97,140
Loss on disposal of discontinued operations,
  net of income tax                                      (25,977)              -        (23,918)
Cumulative effect of accounting change                         -          (4,683)             -
                                                      ------------    ------------   ------------
Net income                                            $  488,343      $  622,546     $  636,212
                                                      ============    ============   ============

Basic earnings per share:
  Income from continuing operations                        $2.09           $2.20          $2.11
  Discontinued operations                                   (.11)            .25            .27
  Cumulative effect of accounting change                       -            (.02)             -
                                                      ------------    ------------   ------------
  Net income                                               $1.99           $2.43          $2.38
                                                      ============    ============   ============

Diluted earnings per share:
  Income from continuing operations                        $2.08           $2.18          $2.07
  Discontinued operations                                   (.10)            .25            .27
  Cumulative effect of accounting change                       -            (.02)             -
                                                      ------------    ------------   ------------
  Net income                                               $1.97           $2.41          $2.34
                                                      ------------    ------------   ------------

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

See notes, pages 33 through 62

Consolidated Balance Sheets
(Dollars in thousands, except share data)

                                                                                         December 31
                                                                                 ----------------------------
                                                                                       2001            2000
                                                                                 ------------    ------------
Assets
Current assets:
  Cash and cash equivalents                                                      $  231,588      $  198,255
  Short-term investments, at cost which approximates market                           1,790          15,250
  Accounts receivable, less allowances: 2001, $32,448; 2000, $26,468                408,414         313,510
  Finance receivables, less allowances: 2001, $61,451; 2000, $44,129              1,601,189       1,592,920
  Inventories                                                                       163,012         167,969
  Other current assets and prepayments                                              150,615         145,786
  Net current assets of discontinued operations                                           -         193,018
                                                                                 ------------    ------------
    Total current assets                                                          2,556,608       2,626,708

Property, plant and equipment, net                                                  534,595         491,312
Rental equipment and related inventories, net                                       472,186         620,841
Property leased under capital leases, net                                             1,489           2,303
Long-term finance receivables, less allowances: 2001, $65,967; 2000, $53,222      1,898,976       1,980,876
Investment in leveraged leases                                                    1,337,282       1,150,656
Goodwill, net of amortization: 2001, $70,697; 2000, $58,658                         635,873         203,447
Other assets                                                                        881,462         612,760
Net long-term assets of discontinued operations                                           -         212,363
                                                                                 ------------    ------------
Total assets                                                                     $8,318,471      $7,901,266
                                                                                 ============    ============

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities                                         $1,425,809      $  995,283
  Income taxes payable                                                              250,895         262,125
  Notes payable and current portion of long-term obligations                      1,072,057       1,277,941
  Advance billings                                                                  334,281         346,228
                                                                                 ------------    ------------
    Total current liabilities                                                     3,083,042       2,881,577

Deferred taxes on income                                                          1,273,593       1,226,597
Long-term debt                                                                    2,419,150       1,881,947
Other noncurrent liabilities                                                        341,331         316,170
                                                                                 ------------    ------------
    Total liabilities                                                             7,117,116       6,306,291
                                                                                 ------------    ------------

Preferred stockholders' equity in a subsidiary company                              310,000         310,000

Stockholders' equity:
  Cumulative preferred stock, $50 par value, 4% convertible                              24              29
  Cumulative preference stock, no par value, $2.12 convertible                        1,603           1,737
  Common stock, $1 par value (480,000,000 shares authorized;
    323,337,912 shares issued)                                                      323,338         323,338
  Capital in excess of par value                                                      6,979          10,298
  Retained earnings                                                               3,658,481       3,766,995
  Accumulated other comprehensive income                                           (155,380)       (139,434)
  Treasury stock, at cost (81,309,566 shares)                                    (2,943,690)     (2,677,988)
                                                                                 ------------    ------------
    Total stockholders' equity                                                      891,355       1,284,975
                                                                                 ------------    ------------
Total liabilities and stockholders' equity                                       $8,318,471      $7,901,266
                                                                                 ============    ============

See notes, pages 33 through 62

Consolidated Statements of Cash Flows
(Dollars in thousands)                                                      Years ended December 31
                                                                   ----------------------------------------
                                                                         2001           2000         1999
                                                                   ------------  -------------  -----------
Cash flows from operating activities:
  Net income                                                         $488,343       $622,546     $636,212
  Nonrecurring charges, net                                           280,473              -       23,918
  Nonrecurring payments                                               (63,004)             -            -
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                   317,449        321,157      412,104
      Increase in deferred taxes on income                            196,341        135,208      158,803
      Pension plan investment                                         (30,000)             -      (67,000)
        Change in assets and liabilities, net of
          effects of acquisitions:
            Accounts receivable                                         1,962         (8,531)     (47,737)
            Net investment in internal finance receivables            (40,748)      (149,701)    (178,898)
            Inventories                                                61,305        (71,184)      11,341
            Other current assets and prepayments                       (6,893)       (20,667)     (29,383)
            Accounts payable and accrued liabilities                 (124,204)        57,580        6,174
            Income taxes payable                                       (1,552)         9,272       76,069
            Advance billings                                          (29,560)        (1,117)      10,667
      Other, net                                                      (14,025)       (22,319)     (31,184)
                                                                   ------------  -------------  -----------
      Net cash provided by operating activities                     1,035,887        872,244      981,086
                                                                   ------------  -------------  -----------

Cash flows from investing activities:
  Short-term investments                                               13,495        (12,934)         659
  Net investment in fixed assets                                     (256,204)      (268,577)    (304,898)
  Net investment in finance receivables                                (4,020)       (67,850)    (184,182)
  Net investment in capital and mortgage services                      31,383        (22,177)     148,670
  Investment in leveraged leases                                     (190,117)      (189,859)    (138,527)
  Investment in mortgage servicing rights                                   -              -      (28,738)
  Proceeds and cash receipts from the sale of AMIC                          -        512,780            -
  Net proceeds from the sale of credit card portfolio                       -        321,746            -
  Net investment in insurance contracts                                 1,727       (129,964)     (58,825)
  Acquisitions, net of cash acquired                                 (578,947)             -            -
  Reserve account deposits                                            158,896         78,742       62,207
  Other investing activities                                          (15,735)       (77,587)     (33,868)
                                                                   ------------  -------------  -----------
    Net cash (used in) provided by investing activities              (839,522)       144,320     (537,502)
                                                                   ------------  -------------  -----------

Cash flows from financing activities:
  Increase (decrease) in notes payable, net                            63,969       (327,227)      77,230
  Proceeds from long-term obligations                                 762,641        383,232      358,232
  Principal payments on long-term obligations                        (546,229)      (205,026)     (94,687)
  Proceeds from issuance of stock                                      30,792         39,961       56,368
  Net proceeds from the spin-off of Imagistics International Inc.     111,088              -            -
  Stock repurchases                                                  (299,952)      (663,987)    (438,229)
  Dividends paid                                                     (285,164)      (292,736)    (272,866)
                                                                   ------------  -------------  -----------
    Net cash used in financing activities                            (162,855)    (1,065,783)    (313,952)
                                                                   ------------  -------------  -----------
Effect of exchange rate changes on cash                                  (177)        (6,796)      (1,046)
                                                                   ------------  -------------  -----------
Increase (decrease) in cash and cash equivalents                       33,333        (56,015)     128,586
Cash and cash equivalents at beginning of year                        198,255        254,270      125,684
                                                                   ------------  -------------  -----------
Cash and cash equivalents at end of year                             $231,588       $198,255     $254,270
                                                                   ============  =============  ===========
Interest paid                                                        $191,246       $247,749     $218,931
                                                                   ============  =============  ===========
Income taxes paid, net                                               $190,286       $122,880      $67,647
                                                                   ============  =============  ===========

See notes, pages 33 through 62

Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except per share data)

                                                                                                          Accumulated
                                                                       Capital in    Compre-                    other      Treasury
                                       Preferred  Preference    Common  excess of    hensive    Retained   comprehen-         stock
                                           stock       stock     stock  par value     income    earnings  sive income       at cost
                                       ---------  ----------  -------- ----------   --------  ----------  -----------   -----------
Balance, January 1, 1999                     $34      $2,031  $323,338    $16,173             $3,073,839     $(88,217)  $(1,679,196)
Net income                                                                          $636,212     636,212
Other comprehensive income:
  Translation adjustments                                                             (4,798)                  (4,798)
                                                                                    --------
Comprehensive income                                                                $631,414
                                                                                    ========
Cash dividends:
  Preferred ($2.00 per share)                                                                         (1)
  Preference ($2.12 per share)                                                                      (150)
  Common ($1.02 per share)                                                                      (272,715)
Issuances of common stock                                                  (5,431)                                           52,403
Conversions to common stock                   (5)       (190)              (3,679)                                            3,872
Repurchase of common stock                                                                                                 (438,229)
Tax credits relating to stock options                                      10,319
                                          ------      ------  --------    -------             ----------    ---------   -----------
Balance, December 31, 1999                    29       1,841   323,338     17,382             3,437,185      (93,015)   (2,061,150)

Net income                                                                          $622,546    622,546
Other comprehensive income:
  Translation adjustments                                                            (46,419)                (46,419)
                                                                                    --------
Comprehensive income                                                                $576,127
                                                                                    ========
Cash dividends:
  Preferred ($2.00 per share)                                                                         (1)
  Preference ($2.12 per share)                                                                      (139)
  Common ($1.14 per share)                                                                      (292,596)
Issuances of common stock                                                 (11,563)                                           44,940
Conversions to common stock                             (104)              (2,106)                                            2,209
Repurchase of common stock                                                                                                 (663,987)
Tax credits relating to stock options                                       6,585
                                          ------      ------  --------    -------             ----------    ---------   -----------
Balance, December 31, 2000                    29       1,737   323,338     10,298              3,766,995     (139,434)   (2,677,988)
Net income                                                                          $488,343     488,343
Other comprehensive income:
  Translation adjustments                                                             (8,950)                  (8,950)
  Net unrealized loss on derivative
   instruments                                                                        (6,996)                  (6,996)
                                                                                    --------
Comprehensive income                                                                $472,397
                                                                                    ========
Cash dividends:
  Preferred ($2.00 per share)                                                                         (1)
  Preference ($2.12 per share)                                                                      (129)
  Common ($1.16 per share)                                                                      (285,034)
Spin-off of Imagistics
  International Inc.                                                                            (311,693)
Issuances of common stock                                                  (5,421)                                           31,768
Conversions to common stock                   (5)       (134)              (2,341)                                            2,481
Repurchase of common stock                                                                                                 (299,952)
Tax credits relating to stock options                                       4,443
                                          ------      ------  --------    -------             ----------    ---------   -----------
Balance, December 31, 2001                   $24      $1,603  $323,338    $ 6,979             $3,658,481    $(155,380)  $(2,943,691)
                                          ======      ======  ========    =======             ==========    =========   ===========

See notes, pages 33 through 62

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data or as otherwise indicated)

1.Summary of significant accounting policies

Consolidation
The consolidated financial statements include the accounts of Pitney Bowes Inc. and all of its subsidiaries (the company). All significant intercompany transactions have been eliminated.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents, short-term investments and accounts receivable
Cash equivalents include short-term, highly liquid investments with a maturity of three months or less from the date of acquisition. The company places its temporary cash and short-term investments with financial institutions and limits the amount of credit exposure with any one financial institution. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the company's customer base, and their dispersion across different businesses and geographic areas.

Inventory valuation
Inventories are valued at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories, and on the first-in, first-out (FIFO) basis for most non-U.S. inventories.

Fixed assets and depreciation
Property, plant and equipment are stated at cost and depreciated principally using the straight-line method over estimated useful lives: machinery and equipment principally three to 15 years and buildings up to 50 years. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Rental equipment is depreciated on the straight-line method over estimated useful lives, principally three to ten years. Other depreciable assets are depreciated using either the straight-line method or accelerated methods. Properties leased under capital leases are amortized on a straight-line basis over the primary lease terms.

Capitalized computer software costs
The company capitalizes certain costs of internally developed software. Capitalized costs include purchased materials and services, payroll and payroll related costs and interest costs. The cost of internally developed software is amortized on a straight-line basis over the estimated useful life which is, principally three to ten years.

Rental arrangements and advance billings
The company rents equipment to its customers, primarily postage meters, mailing equipment and shipping systems under short-term rental agreements, generally for periods of three months to three years. Charges for equipment rental and maintenance contracts are billed in advance; the related revenue is included in advance billings and recorded as income over the service period on a straight-line basis. Ancillary rental and other finance income is recognized as earned.

Financing transactions
At the time a sales-type lease is consummated, the company records the gross finance receivable, unearned income and the estimated residual value of the leased equipment. Unearned income represents the excess of the gross receivable plus the estimated residual value over the sales price of the equipment. Unearned income is recognized as financing income using the interest method over the term of the transaction and is included in rentals and financing revenue in the Consolidated Statements of Income.

At the time a direct finance lease is consummated, the company records the gross finance receivable, unearned income and the estimated residual value of the leased equipment. Unearned income represents the excess of the gross receivable plus the estimated residual value over the cost of the equipment. Unearned income is recognized as financing income using the interest method over the term of the transaction and is included in rentals and financing revenue in the Consolidated Statements of Income. Initial direct costs incurred in consummating a transaction are accounted for as part of the investment in a lease and amortized to income using the interest method over the term of the lease.

The company has, from time to time, sold selected finance assets. The company follows Statement of Financial Accounting Standards (FAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," when accounting for its sale of finance assets. All assets obtained or liabilities incurred in consideration are recognized as proceeds of the sale and any gain or loss on the sale is recognized in earnings.

The company's investment in leveraged leases consists of rentals receivable net of principal and interest on the related nonrecourse debt, estimated residual value of the leased property and unearned income. At lease inception, unearned income represents the excess of rentals receivable, net of that portion of the rental applicable to principal and interest on the nonrecourse debt, plus the estimated residual value of the leased property over the company's investment in the transaction. Unearned income is recognized as financing revenue over the term of the transaction.

The allowance for credit losses is established through charges to the provision for credit losses. Finance receivables are charged to the allowance for credit losses after collection efforts are exhausted and the account is deemed uncollectible.

The company evaluates the adequacy of the allowance for credit losses on a periodic basis. The evaluation includes historical loss experience, the nature and volume of the company's portfolios, adverse situations that may affect a customer's ability to repay, estimated value of the underlying collateral (if any) and prevailing economic conditions. If the evaluation of reserve requirements differs from the actual aggregate reserve, adjustments are made to the reserve. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available.

The company's general policy is to discontinue income recognition for finance receivables contractually past due for over 90 to 120 days. Resumption of income recognition occurs when payments reduce the account to 60 days or less past due. Capital Services' transactions are reviewed on an individual basis. Income recognition is normally discontinued as soon as it is apparent that the obligor will not be making payments in accordance with lease terms and resumed after the company has sufficient experience on resumption of payments to be satisfied that such payments will continue in accordance with contract terms.

Business combinations, goodwill and other intangible assets
In July 2001, FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criterion and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. The company has adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001. The adoption of these accounting standards did not materially impact results of operations for the year ended December 31, 2001. The company will adopt the provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of these standards is expected to reduce the amortization of intangible assets commencing January 1, 2002. Goodwill will be reviewed for impairment on a periodic basis.

Goodwill represents the excess of cost over the value of net tangible and other intangible assets acquired in business combinations. Goodwill acquired under business combinations completed prior to June 30, 2001 has been amortized using the straight-line method over its estimated useful life, principally 40 years. Goodwill acquired under business combinations completed after June 30, 2001 has not been amortized. Intangible assets with finite lives, acquired under business combinations, are amortized using the straight-line method over estimated useful lives, principally five to 15 years. Intangible assets with indefinite lives, acquired under business combinations have not been amortized.

Long-lived assets
Long-lived assets, including goodwill and other intangible assets have been reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition, are compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, the company records an impairment loss. The impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset.

Commencing January 1, 2002, goodwill will be reviewed for impairment in accordance with the provisions of FAS No. 142. In August 2001, FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 is effective January 1, 2002 for the company. The company is currently evaluating the impact of this statement.

Revenue
In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," summarizing certain guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The company adopted the provisions of SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The adoption of SAB No. 101 resulted in a one-time cumulative after-tax reduction in net income of $4.7 million (net of taxes of approximately $3.1 million) in the first quarter of 2000. The reduction to net income was primarily attributable to the deferral of sales of software-enabled mail creation equipment and shipping products until installation has occurred. The change in accounting had no material impact on quarterly results, and as a result, quarterly information was not restated. The pro forma effect of retroactive application of this new method of accounting did not materially affect the results of operations for the years ended December 31, 2000 and 1999.

Revenue is recognized when earned. Sales revenue is recognized when the risks of ownership have been transferred to the buyer, which is generally when shipped. Sales revenue from customized equipment and software, including software-enabled mail creation equipment and shipping products, is generally recognized when installed. Sales revenue from sales type leases is generally recognized at the inception of the lease. We recognize revenue from our sales of management services over the term of the contract. Sales revenue includes all revenues from PBMS which were $821 million, $612 million and $576 million in 2001, 2000 and 1999, respectively. Cost of sales attributable to PBMS was $660 million, $495 million and $466 million in 2001, 2000 and 1999, respectively. Support services revenue is primarily recognized over the term of the service contract or as services are rendered.

Costs and expenses
Operating expenses of field sales and service offices are included in selling, service and administrative expenses because no meaningful allocation of such expenses to cost of sales, rentals and financing or support services is practicable.

Income taxes
The deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using currently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the company's deferred tax assets and liabilities.

Deferred taxes on income result principally from expenses not currently recognized for tax purposes, the excess of tax over book depreciation, recognition of lease income and gross profits on sales to finance subsidiaries.

For tax purposes, income from leases is recognized under the operating method and represents the difference between gross rentals billed and depreciation expense.

It has not been necessary to provide for income taxes on $289 million of cumulative undistributed earnings of subsidiaries outside the U.S. These earnings will be either indefinitely reinvested or remitted substantially free of additional tax. Determination of the liability that would result in the event all of these earnings were remitted to the U.S. is not practicable. It is estimated, however, that withholding taxes on such remittances would approximate $11 million.

Nonpension postretirement benefits and postemployment benefits
It is the company's practice to fund amounts for nonpension postretirement and postemployment benefits as incurred. See Note 11 to the consolidated financial statements.

Earnings per share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares include preference stock, preferred stock and stock option and purchase plan shares.

Translation of Non-U.S. currency amounts
Assets and liabilities of subsidiaries operating outside the U.S. are translated at rates in effect at the end of the period and revenues and expenses are translated at average rates during the period. Net deferred translation gains and losses are included in accumulated other comprehensive income in stockholders' equity.

Derivative instruments
The company adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS No. 138, in the first quarter of 2001. The adoption of FAS No. 133 has resulted in an after-tax reduction to accumulated other comprehensive income of $7.0 million, including a one-time cumulative effect of accounting change which reduced accumulated other comprehensive income by approximately $9.2 million in the first quarter of 2001. The adoption of FAS No. 133 has also impacted assets and liabilities recorded on the Consolidated Balance Sheet. The adoption of FAS No. 133 did not materially impact results of operations for the year ended December 31, 2001.

In the normal course of business, the company enters into foreign exchange contracts for purposes other than trading primarily to minimize its risk of loss from exchange rate fluctuations on the settlement of intercompany receivables and payables arising in connection with transfers of finished goods, inventories between affiliates and certain intercompany loans. Foreign exchange contracts are primarily designated as cash flow hedges and the resulting gains and losses on these contracts are included in other comprehensive income. At December 31, 2001, the company had approximately $601 million of foreign exchange contracts outstanding, most of which mature in 2002, to buy or sell various currencies. Risks arise from the possible non-performance by counterparties in meeting the terms of their contracts and from movements in securities values, interest and/or exchange rates. However, the company does not anticipate non-performance by the counterparties as they are composed of a number of major international financial institutions. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate.

In the normal course of business, the company uses a variety of derivative financial instruments, principally interest rate swaps, to manage the impact of interest rate changes on earnings and cash flows. To qualify for hedge accounting, the company requires that the instruments are effective in reducing the risk exposure that they are designed to hedge. For instruments that are associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the contract. Derivatives designated as cash flow hedges include primarily interest rate swaps related to variable-rate debt. Derivatives designated as fair value hedges include primarily interest rate swaps related to fixed-rate debt.

All derivative instruments are recognized as either assets or liabilities in the Consolidated Balance Sheet, measured at fair value. Changes in the fair value of those instruments are reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative, the resulting designation and the effectiveness of the instrument in offsetting the risk exposure they are designed to hedge.

Reclassification
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

2. Inventories

Inventories consist of the following:

December 31                                          2001         2000
                                               -----------  -----------

Raw materials and work in process                $ 55,679     $ 67,990
Supplies and service parts                         48,498       38,708
Finished products                                  58,835       61,271
                                               -----------  -----------

Total                                            $163,012     $167,969
                                               ===========  ===========

If all inventories valued at LIFO had been stated at current costs, inventories would have been $19.9 million and $14.2 million higher than reported at December 31, 2001 and 2000, respectively.

3. Fixed assets

December 31                                          2001         2000
                                               -----------  -----------

Land                                           $   36,246   $   34,289
Buildings                                         320,344      298,496
Machinery and equipment                           904,512      862,534
                                               -----------  -----------
                                                1,261,102    1,195,319
Accumulated depreciation                         (726,507)    (704,007)
                                               -----------  -----------
Property, plant and equipment, net             $  534,595   $  491,312
                                               ===========  ===========
Rental equipment and related inventories       $1,079,260   $1,218,251
Accumulated depreciation                         (607,074)    (597,410)
                                               -----------  -----------
Rental equipment and related inventories, net  $  472,186   $  620,841
                                               ===========  ===========
Property leased under capital leases           $   19,240   $   19,059
Accumulated amortization                          (17,751)     (16,756)
                                               -----------  -----------
Property leased under capital leases, net      $    1,489   $    2,303
                                               ===========  ===========

Depreciation expense was $290.6 million, $294.7 million and $285.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

4. Current liabilities

Accounts payable and accrued liabilities and notes payable and current portion of long-term obligations are comprised as follows:

December 31                                          2001         2000
                                               -----------  -----------
Accounts payable-trade                         $  401,711   $  254,425
Reserve account deposits                          300,107      141,255
Accrued salaries, wages and commissions           163,000      121,497
Accrued restructuring charges                      54,775            -
Finance lease advances                             80,543            -
Accrued pension benefits                                -       26,353
Accrued nonpension postretirement benefits         15,500       15,500
Accrued postemployment benefits                     6,700        6,900
Miscellaneous accounts payable and accrued
liabilities                                       403,473      429,353
                                               -----------  -----------
Accounts payable and accrued liabilities       $1,425,809   $  995,283
                                               ===========  ===========

Notes payable                                  $  865,240   $  798,963
Current portion of long-term debt                 205,260      477,267
Current portion of capital lease obligations        1,557        1,711
                                               -----------  -----------
Notes payable and current portion of
long-term obligations                          $1,072,057   $1,277,941
                                               ===========  ===========

In countries outside the U.S., banks generally lend to non-finance subsidiaries of the company on an overdraft or term-loan basis. These overdraft arrangements and term-loans, for the most part, are extended on an uncommitted basis by banks and do not require compensating balances or commitment fees.

Notes payable were issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at below prevailing prime rates. Fees paid to maintain lines of credit were $.6 million in 2001, $.8 million in 2000, and $1.0 million in 1999.

At December 31, 2001, U.S. notes payable totaled $865.2 million. Unused credit facilities outside the U.S. totaled $24.3 million at December 31, 2001, of which $19.7 million were for finance operations. In the U.S., the company, together with its financial service businesses, had unused credit facilities of $1.5 billion at December 31, 2001, largely in support of commercial paper borrowings. The weighted average interest rates were 1.8% and 6.5% on notes payable and overdrafts outstanding at December 31, 2001 and 2000, respectively.

The company periodically enters into interest rate swap agreements as a means of managing interest rate risk on both its U.S. and non-U.S. debt. The interest differential to be paid or received is recognized over the life of the agreements as an adjustment to interest expense. The company is exposed to credit losses in the event of non-performance by swap counterparties to the extent of the difference between the fixed and variable rates; such risk is considered minimal.

The company has entered into interest rate swap agreements primarily through Pitney Bowes Credit Corporation (PBCC), a wholly-owned subsidiary of the company. It has been the policy and objective of the company to use a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements to manage interest rate risk. The company's variable and fixed rate debt mix, after adjusting for the effect of interest rate swap agreements, was 42% and 58%, respectively, at December 31, 2001. The company utilizes interest rate swap agreements when it considers the economic benefits to be favorable. At December 31, 2001, the company had outstanding interest rate swap agreements with notional principal amounts of $594.4 million and terms expiring at various dates from 2002 to 2009. The company exchanged $244.4 million notional principal amounts of variable commercial paper rates on an equal notional amount of notes payable and overdrafts for fixed rates ranging from 5.5% to 8.9%. In addition, the company exchanged $350.0 million notional principal amounts of fixed rate debt on an equal notional amount of variable rate debt. The variable rates for the swaps are based on six month LIBOR plus a spread, equal to the difference between the fixed rate of the debt and the fixed rate currently available for similar debt.

Finance lease advances represent a short-term interest in direct finance leases in our Capital Services segment.

Current liabilities of IGI have been classified in net assets of discontinued operations at December 31, 2000 (See Note 12).

5. Long-term debt

December 31                                          2001         2000
                                               ------------ ------------
Non-financial services debt:
  5.50% notes due 2004                         $  200,000   $  200,000
  2.22% to 6.84% notes due 2004                   150,000      150,000
  5.95% notes due 2005                            300,000      300,000
  5.88% notes due 2006                            300,000            -

Financial services debt:
 Senior notes:
  6.63% notes due 2002                                  -      100,000
  6.73% notes due 2002                                  -      100,000
  5.65% notes due 2003                            250,000      250,000
  7.44% notes due 2003                            134,000      134,000
  8.80% notes due 2003                            150,000      150,000
  6.93% notes due 2004                            100,000      100,000
  5.75% notes due 2008                            350,000            -
  8.63% notes due 2008                            100,000      100,000
  9.25% notes due 2008                            100,000      100,000
  8.55% notes due 2009                            150,000      150,000
  7.51% notes due 2002 thru 2012                   38,993       40,819
  7.24% notes due 2017                             53,175            -

Fair value hedges basis adjustment                 31,043            -

Other                                              11,939        7,128
                                               ------------ ------------

Total long-term debt                           $2,419,150   $1,881,947
                                               ============ ============

On February 20, 2002, the company completed an offering of Euros 250 million of senior unsecured notes. These notes bear interest at a floating rate of EURIBOR plus 20 basis points, set two Euro business days preceding the quarterly interest payment dates and mature in August 2003. The notes are listed on the Luxembourg Stock Exchange and have been designated as a hedge of Euro denominated assets held by the company. The proceeds from these notes will be used for general corporate purposes which may include repaying commercial paper, financing acquisitions and the repurchase of company stock.

In October 2001, Pitney Bowes Inc. filed a shelf registration statement with the SEC permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares, all of which remained available at December 31, 2001.

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

PBCC has $75 million of unissued debt securities available at December 31, 2001 from a shelf registration statement filed with the SEC in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D. In August 2001, PBCC issued $350 million of unsecured fixed rate notes maturing in August 2008. These notes bear interest at an annual rate of 5.75% and pay interest semi-annually beginning February 15, 2002. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

In July 2001, PBCC issued four non-recourse promissory notes totaling $111.5 million in connection with four lease transactions. The promissory notes are all due in installments over 194 months at an interest rate of 7.24%. In September 2001, PBCC sold its interest in two of the lease transactions and transferred the obligation on two of the non-recourse promissory notes totaling $55.3 million in principal balance. Two non-recourse promissory notes remain outstanding at December 31, 2001 with a total principal balance of $54.9 million. These notes are serviced by the underlying lease transaction payments.

The annual maturities of the outstanding debt during each of the next five years are as follows: 2002, $205.3 million; 2003, $572.6 million; 2004, $455.0 million; 2005, $305.4 million; 2006, $305.4 million; and $780.7 million thereafter.

Under terms of their senior and subordinated loan agreements, certain of the finance operations are required to maintain earnings before taxes and interest charges at prescribed levels. With respect to such loan agreements, the company will endeavor to have these finance operations maintain compliance with such terms and, under certain loan agreements, is obligated, if necessary, to pay to these finance operations amounts sufficient to maintain a prescribed ratio of earnings available for fixed charges. The company has not been required to make any such payments to maintain earnings available for fixed charges coverage.

The fair value hedges basis adjustment represents the revaluation of fixed rate debt that has been hedged in accordance with FAS No. 133 (see Note 1).

6. Preferred stockholders' equity in a subsidiary company

Preferred stockholders' equity in a subsidiary company represents 3,000,000 shares of variable term voting preferred stock issued by Pitney Bowes International Holdings, Inc., a subsidiary of the company, which are owned by certain outside institutional investors. These preferred shares are entitled to 25% of the combined voting power of all classes of capital stock. All outstanding common stock of Pitney Bowes International Holdings, Inc., representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by Pitney Bowes Inc. The preferred stock, $.01 par value, is entitled to cumulative dividends at rates set at auction. The weighted average dividend rate in 2001 and 2000 was 3.3% and 4.7%, respectively. Preferred dividends are reflected in the Consolidated Statements of Income in selling, service and administrative expenses. The preferred stock is subject to mandatory redemption based on certain events, at a redemption price not less than $100 per share, plus the amount of any dividends accrued or in arrears. No dividends were in arrears at December 31, 2001 or 2000.

In 1998, the company sold 100 shares of 9.11% Cumulative Preferred Stock, mandatorily redeemable in 20 years, in a subsidiary company to an institutional investor for approximately $10 million.

7. Capital stock and capital in excess of par value

At December 31, 2001, 480,000,000 shares of common stock, 600,000 shares of cumulative preferred stock, and 5,000,000 shares of preference stock were authorized, and 242,028,346 shares of common stock (net of 81,309,566 shares of treasury stock), 488 shares of 4% Convertible Cumulative Preferred Stock (4% preferred stock) and 59,175 shares of $2.12 Convertible Preference Stock ($2.12 preference stock) were issued and outstanding. In the future, the Board of Directors can issue the balance of unreserved and unissued preferred stock (599,512 shares) and preference stock (4,940,825 shares). This will determine the dividend rate, terms of redemption, terms of conversion (if any) and other pertinent features. At December 31, 2001, unreserved and unissued common stock (exclusive of treasury stock) amounted to 117,117,840 shares.

The 4% preferred stock outstanding, entitled to cumulative dividends at the rate of $2 per year, can be redeemed at the company's option, in whole or in part at any time, at the price of $50 per share, plus dividends accrued to the redemption date. Each share of the 4% preferred stock can be converted into
24.24 shares of common stock, subject to adjustment in certain events.

The $2.12 preference stock is entitled to cumulative dividends at the rate of $2.12 per year and can be redeemed at the company's option at the rate of $28 per share. Each share of the $2.12 preference stock can be converted into 16.53 shares of common stock, subject to adjustment in certain events.

At December 31, 2001, a total of 989,992 shares of common stock were reserved for issuance upon conversion of the 4% preferred stock (11,829 shares) and $2.12 preference stock (978,163 shares). In addition, 1,836,846 shares of common stock were reserved for issuance under the company's dividend reinvestment and other corporate plans.

Each share of common stock outstanding has attached one preference share purchase right. Each right entitles each holder to purchase 1/200th of a share of Series A Junior Participating Preference Stock for $97.50 and will expire in February 2006. Following a merger or certain other transactions, the rights will entitle the holder to purchase common stock of the company or the acquirers at a 50% discount.
                                      40

8. Stock plans

The company has the following stock plans which are described below: the U.S. and U.K. Stock Option Plans (ESP), the U.S. and U.K. Employee Stock Purchase Plans (ESPP), and the Directors' Stock Plan.

The company adopted FAS No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996. Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The company has adopted the disclosure-only provisions, as permitted by FAS No. 123. The company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense has been recognized for the ESP or the ESPP, except for the compensation expense recorded for its performance-based awards under the ESP and the Directors' Stock Plan as discussed herein. If the company had elected to recognize compensation expense based on the fair value method as prescribed by FAS No. 123, net income and earnings per share for the years ended 2001, 2000 and 1999 would have been reduced to the following pro forma amounts:

                                       2001            2000           1999
                                 -------------   -------------   --------------
Net Income
   As reported                     $488,343        $622,546       $636,212
   Pro forma                       $462,806        $597,799       $619,625

Basic earnings per share
   As reported                        $1.99           $2.43          $2.38
   Pro forma                          $1.88           $2.33          $2.32

Diluted earnings per share
   As reported                        $1.97           $2.41          $2.34
   Pro forma                          $1.87           $2.31          $2.28
                                 -------------   -------------   --------------

In accordance with FAS No. 123, the fair value method of accounting has not been applied to awards granted prior to January 1, 1995. Therefore, the resulting pro forma impact may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                       2001            2000           1999
                                 -------------   -------------   --------------
     Expected dividend yield           3.0%            2.9%           2.0%
     Expected stock price volatility    29%             27%            21%
     Risk-free interest rate             4%              6%             6%
     Expected life (years)               5               5              5

Stock Option Plans
Under the company's stock option plans, certain officers and employees of the U.S. and the company's participating subsidiaries are granted options at prices equal to the market value of the company's common shares at the date of grant. Options generally become exercisable in three equal installments during the first three years following their grant and expire after ten years. In 1999 the plans were amended to allow options granted on or after January 1, 1999 to be fully vested to optionees (or their beneficiaries) in certain events. In addition, the U.S. stock option plan was amended to permit optionees to gift vested options to family members, trusts or partnerships. At December 31, 2001, there were 8,499,195 options available for future grants under these plans. The per share weighted average fair value of options granted was $9 in 2001, $9 in 2000, and $15 in 1999.

The following table summarizes information about stock option transactions:

                                                             Per share
                                                              weighted
                                                               average
                                               Shares   exercise price
                                          ------------  ---------------
Options outstanding at January 1, 1999      7,385,003              $33
 Granted                                    3,288,716              $65
 Exercised                                   (967,657)             $21
 Canceled                                    (208,065)             $52
                                          ------------  ---------------
Options outstanding at December 31, 1999    9,497,997              $45
 Granted                                    9,372,320              $35
 Exercised                                   (812,122)             $21
 Canceled                                    (670,477)             $55
                                          ------------  ---------------
Options outstanding at December 31, 2000   17,387,718              $40
 Granted                                    1,875,132              $38
 Exercised                                   (406,521)             $23
 Canceled                                    (699,421)             $41
                                          ------------  ---------------
Options outstanding at November 30, 2001   18,156,908              $40
 Spin-off of Imagistics International Inc.    332,740              $39
 Granted                                       72,612              $40
 Exercised                                    (32,162)             $27
 Canceled                                    (112,145)             $39
                                          ------------  ---------------
Options Outstanding at December 31, 2001   18,417,953              $39
                                          ============  ===============

Options exercisable at December 31, 1999    3,790,291              $29
                                          ============  ===============
Options exercisable at December 31, 2000    5,420,101              $39
                                          ============  ===============
Options exercisable at December 31, 2001    8,255,635              $43
                                          ============  ===============

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                            Options Outstanding

--------------------------------------------------------------------------------------------
 Range of per share                                Weighted average      Per share weighted
   exercise prices               Number  remaining contractual life  average exercise price
-----------------------  --------------- --------------------------- -----------------------
           $12-$18              378,645                   3.1 years                     $16
           $19-$28            7,401,521                   8.1 years                     $27
           $29-$43            2,649,023                   9.6 years                     $37
           $44-$66            7,988,764                   8.0 years                     $52
                         --------------- ---------------------------
                             18,417,953                   8.2 years
                         =============== ===========================

                             Options Exercisable
-------------------------------------------------------------------
 Range of per share                              Per share weighted
   exercise prices               Number      average exercise price
----------------------- ----------------  --------------------------
           $12-$18              378,645                         $16
           $19-$28            2,172,324                         $26
           $29-$43              354,360                         $38
           $44-$66            5,350,306                         $52
                        ----------------
                              8,255,635
                        ================

Beginning in 1997, certain employees eligible for performance-based compensation may defer up to 100% of their annual awards, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan. Participants may allocate deferred compensation among specified investment choices, including stock options under the U.S. stock option plan. Stock options acquired under this plan are generally exercisable three years following their grant and expire after a period not to exceed ten years. There were 372,829, 285,289, and 220,647 options outstanding under this plan at December 31, 2001, 2000, and 1999, respectively, which are included in outstanding options under the company's U.S. stock option plan. The per share weighted average fair value of options granted was $8 in 2001, $12 in 2000, and $16 in 1999.

The U.S. stock option plan permits the issuance of restricted stock. Restricted stock awards are subject to both tenure and financial performance over three years. The restrictions on the shares are released, in total or in part, only if the executive is still employed by the company at the end of the performance period and if the performance objectives are achieved. The compensation expense for each award is recognized over the performance period. There were no restricted stock awards in 2001, 2000, and 1999.

Employee Stock Purchase Plans
The U.S. ESPP enables substantially all employees to purchase shares of the company's common stock at a discounted offering price. In 2001, the offering price was 85% of the average price of the company's common stock on the New York Stock Exchange on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. The U.K. ESPP also enables eligible employees of the company's participating U.K. subsidiaries to purchase shares of the company's stock at a discounted offering price. In 2001, the offering price was 90% of the average closing price of the company's common stock on the New York Stock Exchange for the three business days preceding the offering date. The company may grant rights to purchase up to 9,074,687 common shares to its regular employees under these plans. The company granted rights to purchase 542,309 shares in 2001, 758,741 shares in 2000, and 1,016,480 shares in 1999. The per share fair value of rights granted was $6 in 2001, $9 in 2000, and $11 in 1999 for the U.S. ESPP and $11 in 2001, $10 in 2000, and $17 in 1999 for the U.K. ESPP.

Directors' Stock Plan
Under this plan, each non-employee director is granted 1,400 shares of restricted common stock annually as part of their compensation. Shares granted at no cost to the directors were 14,176 in 2001, 13,475 in 2000, and 12,600 in 1999. Compensation expense net of taxes recorded by the company was $345,000, $320,000, and $520,000 for 2001, 2000, and 1999, respectively. The shares carry full voting and dividend rights but, except as provided herein, may not be transferred or alienated until the later of (1) termination of service as a director, or, if earlier, the date of a change of control, or (2) the expiration of the six month period following the grant of such shares. In 1999, the Directors' Stock Plan was amended to permit certain dispositions of restricted common stock to family members, trusts or partnerships, as well as donations to charity after the expiration of the six month holding period, provided the director retain restricted common stock with a minimum market value of $350,000. The per share weighted average fair value of shares granted was $29 in 2001, $30 in 2000, and $57 in 1999.

Beginning in 1997, non-employee directors may defer up to 100% of their eligible compensation, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan for directors. Participants may allocate deferred compensation among specified investment choices, including stock options under the Directors' Stock Plan. Stock options acquired under this plan are generally exercisable three years following their grant and expire after a period not to exceed ten years. There were 35,598, 18,136, and 8,823 options outstanding under this plan at December 31, 2001, 2000, and 1999, respectively. The per share weighted average fair value of options granted was $9 in 2001, $10 in 2000, and $14 in 1999.

9. Earnings per share

A reconciliation of the basic and diluted earnings per share computations for income from continuing operations for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                        2001
                                  -------------------------------------------
                                   Income             Shares       Per Share
                                  ----------  ---------------  --------------
Income from continuing operations  $514,320
Less:
 Preferred stock dividends               (1)
 Preference stock dividends            (129)
                                  ----------  ---------------  --------------
Basic earnings per share            514,190      245,706,283           $2.09
                                  ----------  ---------------  --------------

Effect of dilutive securities:
 Preferred stock                          1           12,761
 Preference stock                       129          976,570
 Stock options                                       756,927
 Other                                               163,019
                                  ----------  ---------------  --------------
Diluted earnings per share         $514,320      247,615,560           $2.08
                                  ==========  ===============  ==============

                                                        2000
                                  -------------------------------------------
                                   Income             Shares       Per Share
                                  ----------  ---------------  --------------
Income from continuing operations  $563,125
Less:
 Preferred stock dividends               (1)
 Preference stock dividends            (139)
                                  ----------  ---------------  --------------
Basic earnings per share            562,985      256,549,114           $2.20
                                  ----------  ---------------  --------------

Effect of dilutive securities:
 Preferred stock                          1           14,253
 Preference stock                       139        1,058,897
 Stock options                                       869,322
 Other                                               110,632
                                  ----------  ---------------  --------------
Diluted earnings per share         $563,125      258,602,218           $2.18
                                  ----------  ---------------  --------------

                                                        1999
                                  -------------------------------------------
                                   Income             Shares       Per Share
                                  ----------  ---------------  --------------
Income from continuing operations  $562,990
Less:
 Preferred stock dividends               (1)
 Preference stock dividends            (150)
                                  ----------  ---------------  --------------
Basic earnings per share            562,839      267,504,030           $2.11
                                  ----------  ---------------  --------------

Effect of dilutive securities:
 Preferred stock                          1           15,185
 Preference stock                       150        1,143,691
 Stock options                                     3,008,359
 Other                                               334,878
                                  ----------  ---------------  --------------
Diluted earnings per share         $562,990      272,006,143           $2.07
                                  ----------  ---------------  --------------

In accordance with FAS No. 128, "Earnings per Share," the common stock equivalent shares issuable upon the exercise of stock options which were not included in the calculation were 2.7 million, 6.6 million and 1.5 million in 2001, 2000 and 1999, respectively, because they were antidilutive.

10. Taxes on income
Income from continuing operations before income taxes and the provision for income taxes consist of the following:

                                                              Years ended December 31
                                                       -------------------------------------
                                                             2001         2000         1999
                                                       -----------  -----------  -----------
Income from continuing operations before income taxes:
 U.S.                                                    $698,005     $679,734     $713,863
 Outside the U.S.                                          68,379      123,114      110,079
                                                       -----------  -----------  -----------
Total                                                    $766,384     $802,848     $823,942
                                                       ===========  ===========  ===========

Provision for income taxes:
 U.S. federal:
  Current                                                $147,538     $ 31,609     $114,066
  Deferred                                                 67,227      172,639       72,927
                                                       -----------  -----------  -----------
                                                          214,765      204,248      186,993
                                                       -----------  -----------  -----------
 U.S. state and local:
  Current                                                  19,739        5,029       30,557
  Deferred                                                  5,448       (4,632)       7,997
                                                       -----------  -----------  -----------
                                                           25,187          397       38,554
                                                       -----------  -----------  -----------
 Outside the U.S.:
  Current                                                  13,549       18,748       29,592
  Deferred                                                 (1,437)      16,330        5,813
                                                       -----------  -----------  -----------
                                                           12,112       35,078       35,405
                                                       -----------  -----------  -----------

 Total current                                            180,826       55,386      174,215
 Total deferred                                            71,238      184,337       86,737
                                                       -----------  -----------  -----------
Total                                                    $252,064     $239,723     $260,952
                                                       ===========  ===========  ===========

Including discontinued operations, the provision for income taxes consists of the following:

                                                                  Years ended December 31
                                                       -------------------------------------
                                                             2001         2000         1999
                                                       -----------  -----------  -----------
U.S. federal                                             $209,240     $236,872     $223,699
U.S. state and local                                       23,895        8,173       47,460
Outside the U.S.                                            6,760       37,065       38,049
                                                       -----------  -----------  -----------
Total                                                    $239,895     $282,110     $309,208
                                                       ===========  ===========  ===========

A reconciliation of the U.S. federal statutory rate to the company's effective tax rate for continuing operations follows:

                                                             2001         2000         1999
                                                        ----------  -----------  -----------
 U.S. federal statutory rate                                35.0%        35.0%        35.0%
 State and local income taxes                                2.2          0.1          3.0
 Foreign tax differential                                   (1.6)        (1.0)        (0.4)
 Partnership leasing transactions                           (2.5)        (3.2)        (3.2)
 Other                                                      (0.2)        (1.0)        (2.7)
                                                        ----------  -----------  -----------
 Effective income tax rate                                  32.9%        29.9%        31.7%
                                                        ==========  ===========  ===========

The effective tax rate for discontinued operations in 2001, 2000 and 1999 differs from the statutory rate due primarily to foreign, state and local income taxes.

Deferred tax liabilities and (assets)
December 31                                           2001          2000
                                              --------------  -------------
Deferred tax liabilities:
 Depreciation                                   $  139,787    $  118,036
 Deferred profit (for tax purposes) on
  sales to finance subsidiaries                    438,120       449,306
 Lease revenue and related depreciation          1,074,333       995,698
 Loss on the sale of preferred stock               102,005        99,781
 Other                                             198,910       159,025
                                              --------------  -------------
Deferred tax liabilities                         1,953,155     1,821,846
                                              --------------  -------------
Deferred tax assets:
 Nonpension postretirement benefits                (95,976)     (101,750)
 Inventory and equipment capitalization            (36,292)      (34,900)
 Meter transition and restructuring charges        (79,203)       (4,704)
 Net operating loss carryforwards                  (37,018)      (27,309)
 Other                                            (213,456)     (199,945)
 Valuation allowance                                23,823        24,949
                                              --------------  -------------
Deferred tax assets                               (438,122)     (343,659)
                                              --------------  -------------

Net deferred taxes                              $1,515,033    $1,478,187
Less: Current net deferred taxes (a)               241,440       251,590
                                              --------------  -------------
Deferred taxes on income                        $1,273,593    $1,226,597
                                              ==============  =============

(a) The table of deferred tax liabilities and (assets) above includes $241.4 million and $251.6 million for 2001 and 2000, respectively, of current net deferred taxes, which are included in income taxes payable in the Consolidated Balance Sheets.

The increase in the deferred tax asset for net operating loss carryforwards was mainly due to the foreign and domestic acquisitions. The decrease in the related valuation allowance was mainly due to the realization of foreign tax loss carryforwards in Germany and Australia. At December 31, 2001 and 2000 approximately $87.2 million and $69.1 million, respectively, of net operating loss carryforwards were available to the company. Most of these losses can be carried forward indefinitely.

11. Retirement plans and nonpension postretirement benefits

The company has several defined benefit and defined contribution pension plans covering substantially all employees worldwide. Benefits are primarily based on employees' compensation and years of service. Company contributions are determined based on the funding requirements of U.S. federal and other governmental laws and regulations.

The company contributed $19.8 million, $21.0 million and $19.7 million to its defined contribution plans in 2001, 2000 and 1999, respectively.

The change in benefit obligations and plan assets and the funded status for defined benefit pension plans is as follows:

                                                                          Pension Benefits
                                              ---------------------------------------------------------------------------
                                                        United States                               Foreign
                                              ----------------------------------     ------------------------------------
December 31                                             2001               2000               2001                 2000
                                              ---------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligations at beginning of year          $1,046,967         $  996,572           $233,918             $210,412
Service cost                                          26,734             24,937              6,391                5,668
Interest cost                                         79,379             76,064             13,530               11,967
Amendments                                                 -                  -                209                1,711
Plan participants contribution                             -                  -              1,116                3,231
Actuarial loss                                        46,307             40,204                809               26,399
Foreign currency changes                                   -                  -             (8,464)             (15,213)
Curtailment                                            4,661                  -                  -                    -
Benefits paid                                        (83,819)           (90,810)           (10,648)             (10,257)
                                              ----------------------------------     ------------------------------------
Benefit obligations at end of year                $1,120,229         $1,046,967           $236,861             $233,918
                                              ==================================     ====================================

Change in plan assets:
Fair value of plan assets at beginning of year    $1,179,373         $1,339,387           $244,860             $230,975
Actual return on plan assets                         (82,348)           (71,256)           (25,212)              30,623
Company contribution                                  34,835              2,052              5,524                6,135
Plan participants contribution                             -                  -              1,116                3,231
Foreign currency changes                                   -                  -             (8,956)             (15,847)
Benefits paid                                        (83,819)           (90,810)           (10,439)             (10,257)
                                              ----------------------------------     ------------------------------------
Fair value of plan assets at end of year          $1,048,041         $1,179,373           $206,893             $244,860
                                              ==================================     ====================================

Funded status                                     $  (72,188)        $  132,406           $(29,967)            $ 10,941
Unrecognized actuarial loss (gain)                   126,433           (107,262)            47,129                4,994
Unrecognized prior service cost                      (29,405)           (38,752)             3,364                4,195
Unrecognized transition cost                               4                 80             (2,534)              (4,018)
                                              ----------------------------------     ------------------------------------
Prepaid (accrued) benefit cost                    $   24,844         $  (13,528)          $ 17,992             $ 16,112
                                              ==================================     ====================================

Amounts recognized in the Consolidated
  Balance Sheets consist of:
Prepaid benefit cost                              $   60,334         $   22,390           $ 23,568             $ 22,365
Accrued benefit liability                            (35,490)           (35,918)            (5,576)              (6,253)
Additional minimum liability                          (2,223)            (3,186)              (265)                (604)
Intangible asset                                       2,223              3,186                265                  604
                                              ----------------------------------     ------------------------------------
Prepaid (accrued) benefit cost                    $   24,844         $  (13,528)          $ 17,992             $ 16,112
                                              ==================================     ====================================

Weighted average assumptions:
Discount rate                                          7.25%              7.50%          2.5%-6.5%            3.0%-7.0%
Expected return on plan assets                         9.55%              9.55%          4.0%-8.3%            4.0%-8.3%
Rate of compensation increase                          4.75%              4.75%          2.0%-4.0%            2.0%-4.5%

At December 31, 2001, no shares of the company's common stock were included in the plan assets of the company's pension plan.

The company provides certain health care and life insurance benefits to eligible retirees and their dependents. The cost of these benefits are recognized over the period the employee provides credited service to the company. Substantially all of the company's U.S. and Canadian employees become eligible for retiree health care benefits after reaching age 55 and with the completion of the required service period. Postemployment benefits include primarily company-provided medical benefits to disabled employees and company-provided life insurance as well as other disability and death-related benefits to former or inactive employees, their beneficiaries and covered dependents.

The change in benefit obligations and plan assets and the funded status for nonpension postretirement benefit plans is as follows:

                                                    Nonpension Postretirement Benefits
                                                 ----------------------------------------
December 31                                                2001                   2000
                                                 ----------------------------------------
Change in benefit obligation:
Benefit obligations at beginning of year              $ 279,216              $ 264,770
Service cost                                              5,450                  6,952
Interest cost                                            17,319                 17,948
Plan participants' contributions                          2,210                  1,969
Actuarial loss                                           16,187                 15,624
Foreign currency changes                                   (292)                  (212)
Curtailment                                              (3,297)                     -
Benefits paid                                           (30,702)               (26,933)
Plan amendments                                               -                   (902)
                                                --------------------    -----------------
Benefit obligations at end of year                    $ 286,091              $ 279,216
                                                ====================    =================
Change in plan assets:
Fair value of plan assets at beginning of year        $       -              $       -
Company contribution                                     28,492                 24,964
Plan participants' contributions                          2,210                  1,969
Benefits paid                                           (30,702)               (26,933)
                                                --------------------    -----------------
Fair value of plan assets at end of year              $       -              $       -
                                                ====================    =================

Funded status                                         $(286,091)             $(279,216)
Unrecognized actuarial loss                              13,822                    433
Unrecognized prior service cost                         (20,070)               (28,378)
                                                --------------------    -----------------
Accrued benefit cost                                  $(292,339)             $(307,161)
                                                ====================    =================

The assumed weighted average discount rate used in determining the accumulated postretirement benefit obligations was 7.25% in 2001 and 7.50% in 2000.

The components of the net periodic benefit cost for defined pension plans and nonpension postretirement benefit plans are as follows:

                                                                             Pension Benefits
                                       ----------------------------------------------------------------------------------------
                                                       United States                                  Foreign
                                       -------------------------------------------  -------------------------------------------
                                              2001           2000           1999           2001           2000           1999
                                       -------------  -------------  -------------  -------------  -------------  -------------
Service cost                             $  26,734        $24,937        $24,863         $6,391        $ 5,668        $ 5,770
Interest cost                               79,379         76,064         73,340         13,530         11,967         12,171
Expected return on plan assets            (105,311)       (97,577)       (87,845)       (17,856)       (16,410)       (15,936)
Amortization of transition cost                 76         (3,179)        (3,179)        (1,335)        (1,482)        (1,555)
Amortization of prior service cost          (3,583)        (3,784)        (3,784)           840          1,359          1,601
Recognized net actuarial loss                  478            331            854             18            578          1,716
Curtailment                                 (1,103)             -              -            336              -              -
                                       -------------  -------------  -------------  -------------  -------------  -------------
Net periodic benefit cost                $  (3,330)       $(3,208)       $ 4,249         $1,924        $ 1,680        $ 3,767
                                       =============  =============  =============  =============  =============  =============

                                        Nonpension Postretirement Benefits
                                   -------------------------------------------
                                         2001           2000            1999
                                   ------------   ------------   -------------
Service cost                         $  5,450        $ 6,952         $ 9,003
Interest cost                          17,319         17,948          15,733
Amortization of prior service cost     (7,060)        (7,192)        (12,972)
Recognized net actuarial loss              18             73              41
Curtailment                            (4,535)             -               -
                                   ------------   ------------   -------------
Net periodic benefit cost            $ 11,192        $17,781       $  11,805
                                   ============   ============   =============

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations was 10.00% in 2002 and 7.00% in 2001. This was assumed to gradually decline to 5.00% by the year 2007 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                               1- Percentage-Point   1- Percentage-Point
                                                          Increase              Decrease
                                               -------------------   -------------------
Effect on total of service and interest cost
 components                                                $   950               $   907
Effect on postretirement benefit obligation                $12,461               $11,878

The curtailment gains and losses are related to the spin-off of IGI.

12. Discontinued Operations

On December 3, 2001, the company completed the spin off of its office systems business to stockholders as an independent, publicly-traded company operating under the name of Imagistics International Inc. (IGI). On that date, the company paid a special stock dividend of IGI common stock to the company's common shareholders. Through this special dividend, the company distributed 100% of the shares of IGI stock to common shareholders of the company. The historical carrying amount of the IGI net assets distributed to shareholders on the spin-off date has been recorded as a stock dividend of $311.7 million. Each eligible common stockholder of record of the company on November 19, 2001 received 0.08 shares of IGI stock for each share of Pitney Bowes stock. The Internal Revenue Service has notified the company that the spin-off will be tax free as provided for under the Internal Revenue Code. The company received a net amount of approximately $111 million in cash from IGI after repayment of certain amounts due and a dividend. Operating results of IGI, prior to the spin off, have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Revenue of IGI was $568.0 million, $641.3 million and $621.0 million for the period ended December 3, 2001 and the years ended December 31, 2000 and 1999, respectively. Net interest expense allocated to IGI discontinued operations was $10.3 million for the period ended December 3, 2001 and $11.3 million and $8.7 million for the years ended December 31, 2000 and 1999, respectively. Interest has been allocated based on the net assets of IGI charged at the company's weighted average borrowing rate. Income from IGI discontinued operations was $9.1 million (net of taxes of $6.2 million) for the period ended December 3, 2001, offset by costs, expenses and restructuring charges directly associated with the spin-off. The total amounts of costs, expenses and restructuring charges directly related to the spin-off exceeded the income from discontinued operations of IGI between the measurement date (December 11, 2000) and the spin-off date by $26.0 million (net of taxes of $12.2 million), primarily as a result of continued weakness in the copier business and the company's restructuring initiatives. This amount has been reflected as a loss on disposal of discontinued operations in the Consolidated Statements of Income for the period ended December 31, 2001. Income from discontinued operations of IGI, net of taxes, was $64.1 million and $96.2 million for the period ended December 11, 2000 and year ended December 31, 1999, respectively.

The assets of IGI discontinued operations were separately classified in the Consolidated Balance Sheet at December 31, 2000. Assets and liabilities of IGI discontinued operations at December 31, 2000 were as follows:

                                                     2000
                                              ---------------
Accounts receivable                             $ 128,289
Inventories                                       153,247
Net current liabilities                           (88,518)
                                              ---------------
Net current assets                              $ 193,018
                                              ===============

Rental equipment and related inventories, net   $ 141,308
Goodwill, net of amortization                      53,053
Net other assets                                   18,002
                                              ---------------
Net long-term assets                            $ 212,363
                                              ===============

On January 14, 2000, the company sold Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the company, to ABN AMRO North America. The company received approximately $484 million in cash at closing. In connection with the sale, the company recorded a loss of approximately $27.6 million (net of taxes of $18.4 million) for the year ended December 31, 1999. The transaction is subject to post-closing adjustments. Revenue of AMIC was $114.9 million for the year ended December 31, 1999. Net interest expense allocated to AMIC's discontinued operations was $5.6 million for the year ended December 31, 1999. Interest has been allocated based on AMIC's net intercompany borrowing levels with PBCC, charged at PBCC's weighted average borrowing rate, offset by the interest savings PBCC realizes due to borrowings against AMIC's escrow deposits as opposed to regular commercial paper borrowings. Operating results of AMIC have been segregated and reported as discontinued operations in the Consolidated Statement of Income. Income from discontinued operations for the year ended December 31, 1999 was approximately $1.0 million.

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

13. Restructuring Charges

In 2001, the company adopted a formal restructuring plan to implement a common, streamlined business infrastructure across the corporation as a result of the company's decisions to spin off its office systems business and align its mailing business on a global basis, as well as cost saving opportunities resulting from strategic acquisitions and partnerships, and additional benefits attained from the consolidation of its IT organization and ERP initiatives. In connection with this plan, the company recorded pretax restructuring charges of $149.3 million in 2001, of which $116.1 million was related to continuing operations and the remaining $33.2 million was related to discontinued operations. The restructuring charges related to continuing operations have been segregated in the Consolidated Statements of Income for the year ended December 31, 2001. The restructuring charges related to discontinued operations have been reported in discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2001. See Note 12 to the consolidated financial statements.

The restructuring charges related to continuing operations are comprised of:

                                    December 31, 2001
(Dollars in millions)              -------------------
Severance and benefit costs                   $  74.3
Asset impairments                                28.0
Other exit costs                                 13.8
                                   -------------------
                                              $ 116.1
                                   ===================

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,200 employees worldwide which was initiated in 2001 and will be completed over the next six months. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 80% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe. None of the reductions will impact sales coverage. As of December 31, 2001, 692 employees were separated under these initiatives and approximately $34 million of severance and benefit costs were paid. Asset impairments relate primarily to the disposal or abandonment of certain hardware and software applications, resulting from the alignment of our mailing business on a global basis and ERP initiatives. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, and other costs associated with business activities that have been exited and the consolidation of excess facilities.

The restructuring charges related to discontinued operations are comprised of:

                                    December 31, 2001
(Dollars in millions)             --------------------
Severance and benefit costs                    $  1.9
Asset impairments                                17.5
Other exit costs                                 13.8
                                  --------------------
                                               $ 33.2
                                  ====================

The severance and benefit costs relate to a reduction in workforce of approximately 25 employees. The asset impairments relate primarily to an impairment of residual values, in connection with leases of copier equipment, and the write-down of certain facsimile and copier equipment, resulting from the spin-off of our office systems business. Other exit costs relate primarily to incremental costs associated with cancellation and separation of facility occupancy leases that are shared between the company and IGI.

Accrued restructuring charges at December 31, 2001 consist of the following:

                               Total restructuring
(Dollars in millions)                      charges       Cash payments    Non-cash charges      Ending balance
                              ----------------------    ---------------  -------------------   ----------------
Severance and benefit costs                 $ 76.2              $ 34.5               $    -             $ 41.7
Asset impairments                             45.5                   -                 45.5                  -
Other exit costs                              27.6                14.5                    -               13.1
                              ----------------------    ---------------  -------------------   ----------------
                                            $149.3              $ 49.0               $ 45.5             $ 54.8
                              ======================    ===============  ===================   ================

We expect that the majority of the remaining cash outflows related to restructuring charges will take place over the next six months, funded primarily by cash provided by operating activities. The restructuring charges are expected to increase our operating efficiency and effectiveness in 2002 and beyond while enhancing growth, primarily as a result of reduced personnel-related expenses.

In 2000, the company recorded a one-time pretax charge of approximately $19 million related to the consolidation of information technology staff and infrastructure. This initiative was focused on creating an efficient global organization and technology platform to leverage the benefits of our current ERP and e-business initiatives. The majority of the initiatives and cash outflows relating to this consolidation, were completed by December 31, 2001.

14. Meter Transition

In 2001, the company adopted a formal plan to transition to the next generation of networked mailing technology. The information capture and exchange, made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by our expanded access to technology and our ability to move to networked products combined with our expectations that the U.S. and posts around the world will continue to encourage the migration of mailing systems to networked digital technologies. As a result of this plan, certain electronic meter rental assets and related equipment will not be placed back in service. In addition, certain leased equipment will either not be remarketed or will result in lower realization at end of lease as a result of the introduction of new technology. In connection with this plan, the company recorded non-cash pretax charges of $268.3 million for the year ended December 31, 2001, related to assets associated with our non-networked mailing technology. In November 2001, postal regulations were issued, consistent with our meter transition plan, defining the meter migration process and timing (see Regulatory Matters).

The charges related to the meter transition plan are comprised of:

                                                             December 31, 2001
(Dollars in millions)                                       -------------------
Impairment of lease residual values                                     $128.4
Impairment of meter rental assets                                         71.3
Inventory writedowns                                                      27.6
Additional depreciation costs on meter rental assets                      41.0
                                                            -------------------
                                                                        $268.3
                                                            ===================

15. Acquisitions

Secap SA

On October 31, 2001, the company announced it had completed the acquisition of Secap SA, the France-based mailing systems subsidiary of Fimalac, for approximately Euros 220 million ($206 million) in cash. The results of Secap's operations have been included in the consolidated financial statements since the date of acquisition. Secap offers a range of mail processing and paper handling equipment, supplies and technology for low- to mid-volume mailers. Secap holds more than 30% of the postage meter market share in France. The results of Secap's operations have been included in the consolidated financial statements since the date of acquisition.

The following table summarizes the estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition. The company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is preliminary:

Intangible assets                      $ 112,400
Goodwill                                 135,229
Other, net                               (41,202)
                                     -------------
   Purchase price                      $ 206,427
                                     =============

Intangible assets include $56.8 million of finite lived intangible assets comprising customer relationships valued at $33.9 million, and paper handling and meter technology valued at $22.9 million. These intangible assets have a weighted-average useful life of approximately 15 years. The goodwill was assigned to the Global Mailing segment and has not been amortized.

Danka Services International (DSI)

On June 29, 2001, the company completed its acquisition of DSI from Danka Business Systems PLC for $290 million in cash. DSI provides on- and off-site document management services, including the management of central reprographic departments, the placement and maintenance of photocopiers, print-on-demand operations and document archiving and retrieval services. The acquisition has been accounted for under the purchase method and accordingly, the operating results of DSI have been included in the company's consolidated financial statements since the date of acquisition.

The following table summarizes the estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition. The company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is preliminary:

Intangible assets                     $  43,800
Goodwill                                214,990
Other, net                               31,210
                                   ---------------
   Purchase price                     $ 290,000
                                   ===============

The intangible assets relate to customer relationships and have a useful life of approximately 15 years. The goodwill was assigned to the Enterprise Solutions segment and has been amortized using a 40 year life, since the date of acquisition.

Bell & Howell International Mail and Messaging Technologies (MMT)

On June 5, 2001, the company completed the acquisition of MMT in Europe, Africa, the Middle East and Asia for $51 million in cash. MMT markets and services high-end mail processing, sorting and service-related products through a network of distributors and direct operations. The acquisition has been accounted for under the purchase method and accordingly, the operating results of the acquisition have been included in the company's consolidated financial statements since the date of acquisition.

The following table summarizes the estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition. The company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is preliminary:

Intangible assets                     $  10,900
Goodwill                                 47,547
Other, net                               (7,447)
                                   ---------------
   Purchase price                     $  51,000
                                   ===============

The intangible assets relate to customer relationships and have a useful life of approximately 15 years. The goodwill was assigned to the Global Mailing segment and has been amortized using a 40 year life, since the date of acquisition.

Consolidated impact of acquisitions

The Consolidated Income Statement for the year ended December 31, 2001 included revenues of $15.7 million, $129.9 million and $56.5 million from Secap, DSI and MMT, respectively. The acquisitions of Secap, DSI, and MMT did not materially impact income from continuing operations for the year ended December 31, 2001.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Secap, DSI, and MMT had occurred on January 1, 2000:

                                             Years ended December 31
                                           ----------------------------
                                             2001                2000
                                           -----------      -----------
Total revenue                              $4,380,565       $4,339,959

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been completed on January 1, 2000, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma earning results of these acquisitions were not material to earnings on either a per share or an aggregate basis.

During the year the company also completed several smaller acquisitions including, the acquisition of a majority ownership in MailCode Inc., a mail processing company, the acquisition of Alysis Technologies Inc., a leading provider of digital document delivery solutions and the acquisition of some of the company's international dealerships. The cost of these acquisitions was in the aggregate less than $50 million. These acquisitions did not have a material impact on the company's financial results either individually or on an aggregate basis.

16. Commitments, contingencies and regulatory matters

At December 31, 2001, as part of the company's Capital Services programs, the company has committed to extend credit of $356 million that has not been funded. These transactions will be sold or syndicated, consistent with the company's strategy. The company evaluates each customer's creditworthiness on a case-by-case basis. Upon extension of credit, the amount and type of collateral obtained, if deemed necessary by the company, is based on management's credit assessment of the customer. Fees received under the agreements are recognized over the commitment period. The maximum risk of loss arises from the possible non-performance of the customer to meet the terms of the credit agreement. As part of the company's review of its exposure to risk, adequate provisions are made for finance assets, which may be uncollectible.

From time to time, the company is a party to lawsuits that arise in the ordinary course of its business. These lawsuits may involve litigation by or against the company to enforce contractual rights under vendor, insurance, or other contracts; lawsuits relating to intellectual property or patent rights; equipment, service or payment disputes with customers; disputes with employees; or other matters. The company is currently a plaintiff or a defendant in a number of lawsuits, none of which should have, in the opinion of management and legal counsel, a material adverse effect on the company's financial position, results of operations or cash flows.

In December 2001, the company recorded a pretax charge of approximately $24 million associated with the settlement of a lawsuit related to lease upgrade pricing in the early to mid-1990's. The settlement is subject to court approval. The $24 million charge relates to the following settlement costs: award certificates to be provided to members of the class for purchase of office products through Pitney Bowes supply line and the cost of legal fees and related expenses of $8.3 million. This charge has been included in other income in the Consolidated Statement of Income for the year ended December 31, 2001.

In June 2001, the company and Hewlett-Packard announced that they had reached an agreement resolving a lawsuit filed by the company in 1995. The lawsuit arose out of a dispute over print technology patents. Under the terms of the agreement, the companies resolved all pending patent litigation without admission of infringement and the company received $400 million in cash and ten year supply and technology agreements. The cash payment, net of legal fees and related expenses of $37.8 million, was recorded as other income in the Consolidated Statement of Income for the year ended December 31, 2001.

In November 2001, the U.S. Postal Service (USPS) issued its finalized service plan for the retirement of non-digital, or letterpress, meters. New placements of non-digital meters without the "timeout" feature that enables the meters to be automatically disabled, if not reset within a specified time period are no longer permitted after December 31, 2002. These meters must be off the market by December 31, 2006. New placements of non-digital meters with a "timeout" feature are no longer permitted after June 2004. These meters must be off the market by December 31, 2008.

In 2000, the USPS issued a proposed schedule for the phaseout of manually reset electronic meters in the U.S. As of February 1, 2000, new placements of manually reset electronic meters are no longer permitted. Current users of manually reset electronic meters can continue to use these meters for the term of their current rental and lease agreements. Leases or rentals due to expire in 2000 could have been extended only to December 31, 2001.

In connection with the above, the company adopted a formal meter transition plan in the second quarter of 2001, to transition to the next generation of networked mailing technology. See Note 14 to the consolidated financial statements.

In May 1995, the USPS publicly announced its concept of its Information Based Indicia Program (IBIP) for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which would significantly enhance postal revenue security and support expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications: (i) the Indicium specification - the technical specifications for the indicium to be printed; (ii) a Postal Security Device specification - the technical specification for the device that would contain the accounting and security features of the system; (iii) a Host specification; and (iv) a Vendor Infrastructure specification. During the period from May 1995 through December 31, 2001, the company submitted extensive comments to a series of proposed IBIP specifications issued by the USPS, including comments on the IBI Performance Criteria.

In August 1999, the USPS and the company announced that they had reached an agreement (USPS Settlement) resolving a lawsuit filed by the company in 1997. The lawsuit arose out of a dispute over a 1978 Statement of Understanding authorizing the company to offer Postage by Phone/R/, its proprietary version of the Computerized Meter Resetting System. Under the terms of the agreement, the company received $51.8 million, representing a portion of the financial benefit that the USPS obtained as a result of the revised regulations. This payment, net of related legal expenses of $2.2 million, was recorded as other income in the Consolidated Statement of Income for the year ended December 31, 1999.

In June 1999, the company was served with a Civil Investigative Demand (CID) from the Justice Department's Antitrust Division. A CID is a tool used by the Antitrust Division for gathering information and documents. The company believes that the Justice Department may have been reviewing the company's efforts to protect its intellectual property rights. The company believes it has complied fully with the antitrust laws and cooperated fully with the department's investigation. In February 2002, the Justice Department advised the company that it has decided to close this investigation with no further action.

17.  Leases

In addition to factory and office facilities owned, the company leases similar properties, as well as sales and service offices, equipment and other properties, generally under long-term lease agreements extending from three to 25 years. Certain of these leases have been capitalized at the present value of the net minimum lease payments at inception. Amounts included under liabilities represent the present value of remaining lease payments.

Future minimum lease payments under both capital and non-cancelable operating leases at December 31, 2001 are as follows:

Years ending December 31                   Capital leases     Operating leases
                                           --------------     ----------------
2002                                               $2,632             $ 66,994
2003                                                2,597               49,631
2004                                                1,154               32,794
2005                                                  474               49,465
2006                                                  138                7,784
Thereafter                                              -               16,061
                                           --------------     ----------------
Total minimum lease payments                       $6,995             $222,729
                                                              ================
Less: Amount representing interest                  1,305
                                           --------------
Present value of net minimum lease payments        $5,690
                                           ==============

Rental expense was $108.1 million, $103.5 million and $99.1 million in 2001, 2000 and 1999, respectively.

18.  Financial services

The company has several consolidated finance operations which are engaged in lease financing of the company's products in the U.S., Canada, the U.K., Germany, France, Norway, Ireland, Australia, Austria, Spain, Switzerland, Sweden and Italy, as well as other financial services to the commercial and industrial markets in North America.

As discussed in Note 12, CPLC transferred the operations, employees and substantially all assets related to its broker-oriented external financing business to GECC in 1998.

Condensed financial data for the consolidated finance operations follows:

Condensed summary of operations
Years ended December 31                                         2001        2000        1999
                                                            --------    --------    --------
Revenue                                                     $676,547    $671,529    $667,757
                                                            --------    --------    --------
Costs and expenses                                           322,158     220,479     244,019
Interest, net                                                113,828     126,728     132,913
                                                            --------    --------    --------
   Total expenses                                            435,986     347,207     376,932
                                                            --------    --------    --------
Income before income taxes                                   240,561     324,322     290,825
Provision for income taxes                                    49,121      73,532      71,312
                                                            --------    --------    --------
Income from continuing operations                            191,440     250,790     219,513
Gain on sale of discontinued operations, net of income tax         -           -       3,682
                                                            --------    --------    --------
Net income                                                  $191,440    $250,790    $223,195
                                                            ========    ========    ========

Condensed balance sheet

December 31                                                       2001             2000
                                                            ----------       ----------
Cash and cash equivalents                                   $  133,958       $   88,051
Finance receivables, net                                     1,601,189        1,592,920
Accounts receivable                                             67,470           27,454
Other current assets and prepayments                            95,908          106,309
                                                            ----------       ----------
   Total current assets                                      1,898,525        1,814,734

Long-term finance receivables, net                           1,898,976        1,980,876
Investment in leveraged leases, net                          1,337,282        1,150,656
Other assets                                                 1,313,968        1,248,246
                                                            ----------       ----------
Total assets                                                $6,448,751       $6,194,512
                                                            ==========       ==========

Accounts payable and accrued liabilities                    $  826,251       $  563,639
Income taxes payable                                           222,447          203,549
Notes payable and current portion of long-term obligations     976,702        1,404,412
                                                            ----------       ----------
   Total current liabilities                                 2,025,400        2,171,600
Deferred taxes on income                                       398,479          423,662
Long-term debt                                               2,247,646        1,914,989
Other noncurrent liabilities                                     4,971              777
                                                            ----------       ----------
   Total liabilities                                         4,676,496        4,511,028
Equity                                                       1,772,255        1,683,484
                                                            ----------       ----------
Total liabilities and equity                                $6,448,751       $6,194,512
                                                            ==========       ==========

Finance receivables are generally due in monthly, quarterly or semiannual installments over periods ranging from three to 15 years. In addition, 5% of the company's net finance assets represent secured commercial and private jet aircraft transactions with lease terms ranging from six to 24 years. The company considers its credit risk for these leases to be minimal since all aircraft lessees are making payments in accordance with lease agreements. The company believes any potential exposure in aircraft investment is mitigated by the value of the collateral as the company retains a security interest in the leased aircraft.

Maturities of gross finance receivables and notes payable for the finance operations are as follows:

                                 Gross finance      Notes payable, current
Years ending December 31           receivables          and long-term debt
                                 -------------      ----------------------
2002                                $1,893,757                  $  976,702
2003                                   906,492                     569,726
2004                                   594,448                     104,631
2005                                   317,634                       4,985
2006                                   111,208                       4,983
Thereafter                             211,931                   1,563,321
                                 -------------      ----------------------
Total                               $4,035,470                  $3,224,348
                                 =============      ======================

Finance operations' net purchases of Pitney Bowes equipment amounted to $701.4 million, $698.7 million and $694.8 million in 2001, 2000 and 1999, respectively.

The components of net finance receivables were as follows:

December 31                              2001                      2000
                                   -----------               -----------
Gross finance receivables          $4,035,470                $4,033,388
Residual valuation                    289,878                   447,271
Initial direct cost deferred           52,106                    53,243
Allowance for credit losses          (127,418)                  (97,351)
Unearned income                      (749,871)                 (862,755)
                                   -----------               -----------
Net finance receivables            $3,500,165                $3,573,796
                                   ===========               ===========

The company's net investment in leveraged leases is composed of the following elements:

December 31                                           2001           2000
                                                -----------    -----------
Rental receivables                              $7,762,093     $7,211,802
Residual value                                     708,841        748,994
Principal and interest on nonrecourse loans     (6,224,380)    (5,934,778)
Unearned income                                   (909,272)      (875,362)
                                                -----------    -----------
Total leveraged leases                           1,337,282      1,150,656
Deferred taxes arising from leveraged leases      (850,698)      (702,194)
                                                -----------    -----------
Net leveraged leases                            $  486,584     $  448,462
                                                ===========    ===========

Following is a summary of the components of income from leveraged leases:

Years ended December 31              2001        2000         1999
                                  --------    --------     -------
Pretax leveraged lease income     $44,185     $39,806      $35,954
Income tax effect                  (4,841)     (3,019)       5,761
                                  --------    --------     -------
Income from leveraged leases      $39,344     $36,787      $41,715
                                  ========    ========     =======

     . The $1.3 billion is the amount that is on our Consolidated Balance Sheet at December 31, 2001.

     . Rental receivables represent total lease payments from our customers over the remaining term of the leveraged leases.

     . Residual value represents the value of the property anticipated at the end of the leveraged lease terms and is based on independent appraisals performed by nationally recognized appraisers. We regularly review the recorded residual values to ensure they are appropriate.

     . Principal and interest on nonrecourse loans represent amounts due to unrelated third parties from our customers over the remaining term of the leveraged leases. The nonrecourse loans are secured by the lessees' rental obligation and the leased property. If a lessee defaults and if the amounts realized from the sale of these assets are insufficient, we have no obligation to make any payments due on these nonrecourse loans to the unrelated third parties. Accordingly, we are required by generally accepted accounting principles to subtract the principal and interest over the remaining term of the nonrecourse loans from our rental receivables and residual value. At December 31, 2001, the principal balances on the nonrecourse loans totaled $3.1 billion and the related interest payments over the remaining terms of the leases totaled $3.1 billion.

     . Unearned income represents our future financing income that will be earned over the remaining term of the leases.

The $1.3 billion investment in leveraged leases on our Consolidated Balance Sheet is diversified across the following types of assets:

     . $332.1 million related to commercial real estate facilities, with original lease terms ranging from 15 to 25 years.
     . $301.3 million for nine aircraft transactions with major commercial airlines, with original lease terms ranging from 22 to 25 years.
     . $286.4 million related to locomotives and railcars, with original lease terms ranging from 19 to 47 years.
     . $166.6 million for postal equipment with international postal authorities, with original lease terms ranging from 16 to 24 years.
     . $130.0 million for rail and bus facilities with original lease terms ranging from 32 to 44 years.
     . $120.8 million for telecommunications equipment, with original lease terms ranging from 14 to 16 years.

We have sold net finance receivables and in selective cases entered into guarantee contracts with varying amounts of recourse in privately placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $181.2 million and $262.1 million at December 31, 2001 and 2000, respectively. In accordance with generally accepted accounting principles, we do not record these amounts as liabilities on our Consolidated Balance Sheet.

Our maximum risk of loss on these net financing receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value, and supported by the creditworthiness of our customers. At December 31, 2001, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts. As part of our review of our risk exposure, we believe we have made adequate provision for sold receivables and guarantee contracts which may not be collectible.

During 1997, PBCC and GATX Corporation (GATX) formed PBG Capital Partners LLC
(PBG) for the purpose of financing and managing certain leasing related assets existing at that time. We contributed assets to PBG and maintain a 50% interest. We account for our investment in PBG under the equity method. Our maximum exposure is our investment of $166 million on our Consolidated Balance Sheet at December 31, 2001. PBG's total assets and liabilities at December 31, 2001 are $536 million and $290 million, respectively. In accordance with generally accepted accounting principles, we do not record these assets and liabilities on our Consolidated Balance Sheet.

We have originated tax-exempt secured loans to state and local governments and have sold certificates of interest in these loans to third parties. Generally, we recognize revenue for the fees we receive upon the sale of these certificates. These transactions however, may require us to buy back certificates from the third parties if interest rates rise significantly. Our maximum risk of loss arises because we may be required to buy back certificates and resell them to other third parties at below our cost. We have structured these transactions so that even in a rising interest rate environment, our losses would be minimal. We have further minimized any risk of non-performance on the state and local government loans by obtaining credit guarantees of these loans from a highly rated nationally recognized insurance company. Certificates outstanding at December 31, 2001 and 2000 were $263.7 million and $240.7 million, respectively. In accordance with generally accepted accounting principles, we do not record these certificates as assets or liabilities on our Consolidated Balance Sheet.

The company has invested in various types of equipment under operating leases; the net investment at December 31, 2001 and 2000 was not significant.

19. Business segment information

For a description of the company's reportable segments and the types of products and services from which each reportable segment derives its revenue, see "Overview" on page 9. That information is incorporated herein by reference. The information set forth below should be read in conjunction with such information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, with the exception of the items outlined below.

Operating profit of each segment is determined by deducting from revenue the related costs and operating expenses directly attributable to the segment. Segment operating profit excludes general corporate expenses, income taxes and net interest attributable to corporate debt. Interest from financial services businesses includes intercompany interest. Identifiable assets are those used in the company's operations and exclude cash and cash equivalents, short-term investments and general corporate assets. Long-lived assets exclude finance receivables, investment in leveraged leases and mortgage servicing rights.

Revenue and operating profit by business segment and geographic area for the years ended 1999 to 2001 were as follows:

                                                   Revenue
                                        --------------------------------
(Dollars in millions)                     2001        2000         1999
                                        -------    --------     --------
Business segments:
 Global Mailing                         $2,847      $2,831       $2,799
 Enterprise Solutions                    1,083         862          803
                                        -------    --------     --------
  Total Messaging Solutions              3,930       3,693        3,602
 Capital Services                          192         188          210
                                        -------    --------     --------
Total                                   $4,122      $3,881       $3,812
                                        =======    ========     ========
Geographic areas:
 United States                          $3,374      $3,234       $3,201
 Outside the United States                 748         647          611
                                        -------    --------     --------
Total                                   $4,122      $3,881       $3,812
                                        =======    ========     ========

                                                           Operating Profit
                                                 -----------------------------------
  (Dollars in millions)                                2001        2000        1999
                                                 -----------   ---------   ---------
  Business segments:
    Global Mailing                                   $  860        $844        $790
    Enterprise Solutions                                 77          73          52
                                                 -----------   ---------   ---------
     Total Messaging Solutions                          937         917         842
    Capital Services                                     73          65          65
                                                 -----------   ---------   ---------
  Total                                              $1,010        $982        $907
                                                 ===========   =========   =========

  Geographic areas:
    United States                                      $891        $862        $803
    Outside the United States                           119         120         104
                                                 -----------   ---------   ---------
  Total                                              $1,010        $982        $907
                                                 ===========   =========   =========

Additional segment information is as follows:

                                                         Years ended December 31
                                                 -----------------------------------
  (Dollars in millions)                                2001        2000        1999
                                                 -----------   ---------   ---------
  Depreciation and amortization:
    Global Mailing                                     $178        $187        $180
    Enterprise Solutions                                 37          30          31
                                                 -----------   ---------   ---------
     Total Messaging Solutions                          215         217         211
    Capital Services                                     13          17          33
                                                 -----------   ---------   ---------
  Total                                                $228        $234        $244
                                                 ===========   =========   =========

  Net interest expense:
    Global Mailing                                     $ 56        $ 66        $ 72
    Enterprise Solutions                                  1           1           1
                                                 -----------   ---------   ---------
     Total Messaging Solutions                           57          67          73
    Capital Services                                     57          59          60
                                                 -----------   ---------   ---------
  Total                                                $114        $126        $133
                                                 ===========   =========   =========

  Net additions to fixed assets:
    Global Mailing                                     $141        $169        $164
    Enterprise Solutions                                 22          15          28
                                                 -----------   ---------   ---------
     Total Messaging Solutions                          163         184         192
    Capital Services                                     (4)        (20)          7
                                                 -----------   ---------   ---------
  Total                                                $159        $164        $199
                                                 ===========   =========   =========

                                                                     December 31
                                                               ---------------------
 (Dollars in millions)                                            2001        2000
                                                               ---------   ---------
  Identifiable assets:
    Global Mailing                                               $4,098      $3,933
    Enterprise Solutions                                            858         439
                                                               ---------   ---------
     Total Messaging Solutions                                    4,956       4,372
    Capital Services                                              2,743       2,565
                                                               ---------   ---------
  Total                                                          $7,699      $6,937
                                                               =========   =========

Identifiable long-lived assets by geographic areas:
    United States                                                $1,416      $1,372
    Outside the United States                                       613         179
                                                               ---------   ---------
  Total                                                          $2,029      $1,551
                                                               =========   =========

Reconciliation of segment amounts to consolidated totals:

                                                           Years ended December 31
                                                    ------------------------------------
                                                         2001        2000        1999
                                                    -----------  -----------  ----------
(Dollars in millions)

Operating profit:
  Total operating profit for
    reportable segments                                $1,010        $982        $907
  Unallocated amounts:
   Net interest (corporate
   interest expense, net of
   intercompany transactions)                             (70)        (66)        (38)
   Corporate expense                                     (128)        (94)        (95)
   Cost of meter transition                              (268)          -           -
   Restructuring charges                                 (116)        (19)          -
   Other income                                           338           -          50
                                                    -----------  -----------  ----------
Income from continuing operations
   before income taxes                                 $  766        $803        $824
                                                    ===========  ===========  ==========

Net interest expense:
  Total interest expense for
   reportable segments                                   $114        $126        $133
  Net interest (corporate interest
   expense, net of intercompany
   transactions)                                           70          66          38
                                                    -----------  -----------  ----------
Consolidated net interest expense                        $184        $192        $171
                                                    ===========  ===========  ==========

Depreciation and amortization:
  Total depreciation and
   amortization for reportable
   segments                                              $228        $234        $244
  Corporate depreciation                                   16          13          13
  Discontinued operations                                  73          74         155
                                                    -----------  -----------  ----------
Consolidated depreciation
  and amortization                                       $317        $321        $412
                                                    ===========  ===========  ==========

Net additions to fixed assets:
  Total additions for
   reportable segments                                   $159        $164        $199
  Unallocated amounts                                      26          24          10
  Discontinued operations                                  71          81          96
                                                    -----------  -----------  ----------
Consolidated additions to
  fixed assets                                           $256        $269        $305
                                                    ===========  ===========  ==========

                                                                       December 31
                                                                 -----------------------
(Dollars in millions)                                                2001        2000
                                                                 -----------  ----------
Total assets:
  Total identifiable assets by reportable segments                 $7,699      $6,937
  Cash and cash equivalents and short-term investments                233         214
  General corporate assets                                            386         345
  Discontinued operations                                               -         405
                                                                 -----------  ----------
Consolidated assets                                                $8,318      $7,901
                                                                 ===========  ==========

20. Fair value of financial instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, cash equivalents, short-term investments, accounts receivable, accounts payable and notes payable
The carrying amounts approximate fair value because of the short maturity of these instruments.

Investment securities
The fair value of investment securities is estimated based on quoted market prices, dealer quotes and other estimates.

Loans receivable
The fair value of loans receivable is estimated based on quoted market prices, dealer quotes or by discounting the future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities.

Long-term debt
The fair value of long-term debt is estimated based on quoted dealer prices for the same or similar issues.

Interest rate swap agreements and foreign currency exchange contracts
The fair values of interest rate swaps and foreign currency exchange contracts are obtained from dealer quotes. These values represent the estimated amount the company would receive or pay to terminate agreements taking into consideration current interest rates, the creditworthiness of the counterparties and current foreign currency exchange rates.

Transfer of receivables with recourse
The fair value of the recourse liability represents the estimate of expected future losses and has accordingly been recorded in the company's Balance Sheet. The company periodically evaluates the adequacy of reserves and estimates of expected losses; if the resulting evaluation of expected losses differs from the actual reserve, adjustments are made to the reserve. The prior year amount has been revised to conform with the current year presentation.

The estimated fair value of the company's financial instruments at December 31, 2001 is as follows:

                                        Carrying value (a)     Fair value
                                       --------------------  --------------
Investment securities                             $22,340         $22,056
Loans receivable                                 $343,833        $345,893
Long-term debt                                $(2,668,189)    $(2,752,361)
Interest rate swaps                               $18,347         $18,347
Foreign currency exchange contracts                $1,038          $1,038
Transfer of receivables with recourse               $(829)          $(829)
                                       --------------------  --------------

(a) Carrying value includes accrued interest and deferred fee income, where applicable.

The estimated fair value of the company's financial instruments at December 31, 2000 is as follows:

                                        Carrying value (a)     Fair value
                                       --------------------  --------------
Investment securities                             $18,356         $18,921
Loans receivable                                 $394,241        $405,288
Long-term debt                                $(2,395,995)    $(2,416,755)
Interest rate swaps                                 $(632)         $9,687
Foreign currency exchange contracts                  $270         $(3,717)
Transfer of receivables with recourse             $(3,676)        $(3,676)
                                       --------------------  --------------

(a) Carrying value includes accrued interest and deferred fee income, where applicable.

21. Quarterly financial data (unaudited)

Summarized quarterly financial data (dollars in millions, except for per share data) for 2001 and 2000 follows:

                                                            Three Months Ended
                                              -------------------------------------------
2001                                            March 31    June 30   Sept. 30   Dec. 31
                                              -----------  --------- ---------- ---------
Total revenue                                       $966     $1,021     $1,044    $1,091
Cost of sales and rentals and financing             $369       $394       $418      $441
Income from continuing operations                   $104       $188       $122      $100
Discontinued operations                                -        (11)        (5)      (10)
                                              -----------  --------- ---------- ---------
Net income                                          $104       $177       $117       $90
                                              ===========  ========= ========== =========

Basic earnings per share:
  Continuing operations                             $.42       $.76       $.50      $.41
  Discontinued operations                              -       (.04)      (.02)     (.04)
                                              -----------  --------- ---------- ---------
Net income                                          $.42       $.72       $.48      $.37
                                              ===========  ========= ========== =========

Diluted earnings per share:
  Continuing operations                             $.42       $.76       $.49      $.41
  Discontinued operations                              -       (.04)      (.02)     (.04)
                                              -----------  --------- ---------- ---------
Net income                                          $.42       $.71       $.47      $.37
                                              ===========  ========= ========== =========

                                                            Three Months Ended
                                              -------------------------------------------
2000                                            March 31    June 30   Sept. 30   Dec. 31
                                              -----------  --------- ---------- ---------
Total revenue                                       $945       $998       $960      $978
Cost of sales and rentals and financing             $358       $376       $351      $363
Income from continuing operations                   $134       $146       $145      $138
Discontinued operations                               18         20         16        10
Cumulative effect of accounting change                (5)         -          -         -
                                              -----------  --------- ---------- ---------
Net income                                          $147       $166       $161      $148
                                              ===========  ========= ========== =========

Basic earnings per share:
  Continuing operations                             $.51       $.57       $.57      $.55
  Discontinued operations                            .07        .07        .06       .04
  Cumulative effect of accounting change            (.02)         -          -         -
                                              -----------  --------- ---------- ---------
Net income                                          $.56       $.64       $.63      $.59
                                              ===========  ========= ========== =========

Diluted earnings per share:
  Continuing operations                             $.50       $.56       $.57      $.55
  Discontinued operations                            .07        .08        .06       .04
  Cumulative effect of accounting change            (.02)         -          -         -
                                              -----------  --------- ---------- ---------
Net income                                          $.55       $.64       $.63      $.59
                                              ===========  ========= ========== =========

The sum of the quarters and earnings per share amounts may not equal the annual and total amounts due to rounding.

Report of Independent Accountants

To the Stockholders and Board of Directors of Pitney Bowes Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 64 present fairly, in all material respects, the financial position of Pitney Bowes Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 64 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Stamford, Connecticut
January 28, 2002

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

                               PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding the company's executive officers the information called for by this Item is incorporated herein by reference to the sections entitled "Election of Directors", "How much stock is owned by directors, nominees and executive officers?" and "Security Ownership" of the Pitney Bowes Inc. Notice of the 2002 Annual Meeting and Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

The sections entitled "Directors' Compensation", "Executive Officer Compensation", "Severance and Change of Control Arrangements" and "Pension Benefits" of the Pitney Bowes Inc. Notice of the 2002 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "How much stock is owned by directors, nominees and executive officers?" and "Security Ownership" of the Pitney Bowes Inc. Notice of the 2002 Annual Meeting and Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As part of the spin-off of IGI, Pitney Bowes has entered into several agreements with IGI that govern the ongoing relations between the two companies. The purpose of the agreements is to provide an orderly transition for both companies. Additional or modified agreements, arrangements or transactions, which would be negotiated at arm's length, may be entered into between Pitney Bowes and IGI.

Agreements included matters such as cross-indemnification, employee benefits, non-competition provisions, restrictions on solicitation or employment of employees, access of information, provision of witnesses, confidentiality, transaction expenses, employee termination, transition services, tax separation, intellectual property, vendor financing, real estate and a credit agreement. As part of the credit agreement Pitney Bowes arranged to provide IGI with $100 million in financing of which $30 million had been sold to a third party as of December 31, 2001. Furthermore, the credit agreement stipulates that Pitney Bowes will sell the entire credit facility prior to December 31, 2002.

                               PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.     Financial statements - see Item 8 on page 29 and "Index to
            Financial Schedules" on page 71.

     2. Financial statement schedules - see "Index to Financial Schedules" on page 71.

     3.     Exhibits (numbered in accordance with Item 601 of
            Regulation S-K).

 Reg. S-K                                                           Status or incorporation
 Exhibits       Description                                             by reference
---------------------------------------------------------------------------------------------------------------
(3)(a)    Restated  Certificate of                    Incorporated by reference to Exhibit (3a) to Form 10-K as
          Incorporation, as amended                   filed with the Commission on  March  30,1993.
                                                      (Commission file number 1-3579)

 (a.1)    Certificate of Amendment to the             Incorporated by reference to Exhibit (a.1) to Form 10-K as
          Restated Certificate of Incorporation       filed with the Commission on March 27, 1998.
          (as amended May 29, 1996)                   (Commission file number 1-3579)

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

(4)(a)    Form of Indenture dated as of               Incorporated by reference to Exhibit (4a) to Form 10-K as
          November 15, 1987 between the               filed with the Commission on  March 24, 1988.
          company and Chemical Bank, as               (Commission file number 1-3579)
          Trustee

 (b)      Form of Debt Securities                     Incorporated by reference to Exhibit (4b) to Form 10-K as
                                                      filed with the Commission on March 24, 1988.
                                                      (Commission file number 1-3579)

 (c)      Form of First Supplemental                  Incorporated by reference to Exhibit (1) to Form 8-K as
          Indenture dated as of June 1, 1989          filed with the Commission on June 16, 1989. (Commission
          between the company and Chemical            file number 1-3579)
          Bank, as Trustee

 (d)      Form of Indenture dated as of April         Incorporated by reference to Exhibit (4.1) to Registration
          15, 1990 between the company and            Statement on Form S-3 (No. 33-33948) as filed with the
          Chemical Bank, as successor to              Commission on March 28, 1990.
          Manufacturers Hanover Trust
          Company, as Trustee

 (e)      Forms of Debt Securities                    Incorporated by reference to Exhibit (4) to Form 10-Q as
                                                      filed with the Commission on May 14, 1990. (Commission
                                                      file number 1-3579)

 (f)      Form of Indenture dated as of May           Incorporated by reference to Exhibit (4a) to Registration
          1, 1985 between Pitney Bowes                Statement on Form S-3 (No. 2-97411) as filed with the
          Credit Corporation and Bankers              Commission on May 1, 1985.
          Trust Company, as Trustee

 (g)      Letter Agreement between Pitney             Incorporated by reference to Exhibit (4b) to Registration
          Bowes Inc. and Bankers Trust                Statement on Form S-3 (No. 2-97411) as filed with the
          Company, as Trustee                         Commission on May 1, 1985.

 (h)      Form of First Supplemental                  Incorporated by reference to Exhibit (4b) to Registration
          Indenture dated as of December 1,           Statement on Form S-3 (No. 33-10766) as filed with the
          1986 between Pitney Bowes Credit            Commission on December 12, 1986.
          Corporation and Bankers Trust
          Company, as Trustee

 Reg. S-K                                                           Status or incorporation
 Exhibits       Description                                               by reference
---------------------------------------------------------------------------------------------------------------

 (i)      Form of Second Supplemental                 Incorporated by reference to Exhibit (4c) to Registration
          Indenture dated as of February 15,          Statement on Form S-3 (No. 33-27244) as filed with the
          1989 between Pitney Bowes Credit            Commission on February 24, 1989.
          Corporation and Bankers Trust
          Company, as Trustee

 (j)      Form of Third Supplemental                  Incorporated by reference to Exhibit (1) to Form 8-K as
          Indenture dated as of May 1, 1989           filed with the Commission on May 16, 1989. (Commission
          between Pitney Bowes Credit                 file number 1-3579)
          Corporation and Bankers Trust
          Company, as Trustee

 (k)      Indenture dated as of November 1,           Incorporated by reference to Exhibit (4a) to Amendment
          1995 between the company and                No. 1 to Registration Statement on Form S-3 (No. 33-
          Chemical Bank, as Trustee                   62485) as filed with the Commission on November 2,
                                                      1995.

 (l)      Preference Share Purchase Rights            Incorporated by reference to Exhibit (4) to Form 8-K as
          Agreement dated December 11,                filed with the Commission on March  13,  1996.
          1995 between the company and                (Commission file number 1-3579)
          Chemical Mellon Shareholder Serv-
          ices, LLC., as Rights Agent, as
          amended

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

Executive Compensation Plans :
------------------------------

(10)(a)   Retirement Plan for Directors of            Incorporated by reference to Exhibit (10a) to Form 10-K as
          Pitney Bowes Inc.                           filed with the Commission on March 30, 1993. (Commission
                                                      file number 1-3579)

 (b)      Pitney Bowes Inc. Directors' Stock          Incorporated by reference to Exhibit (i) to Form 10-K as filed
          Plan  (as amended and restated              with the Commission on March 31, 1997. (Commission file
          1997)                                       number 1-3579)

 (b.1)    Pitney Bowes Inc. Directors' Stock          Incorporated by reference to Exibit (i) to Form 10-K as filed
          Plan  (as amended and restated              with the Commission on March 30, 2000. (Commission file
          1999)                                       number 1-3579)

 (c)      Pitney Bowes 1991 Stock Plan                Incorporated by reference to Exhibit (10b) to Form 10-K as filed with the Commission on March 25, 1992. (Commission
                                                      file number 1-3579)

 (c.1)    First Amendment to Pitney Bowes             Incorporated by reference to Exhibit (ii) to Form 10-K as filed
          1991 Stock Plan                             with the Commission on March 31, 1997. (Commission file 1-
                                                      3579)

 (c.2)    Second Amendment to  Pitney                 Incorporated by reference to Exhibit (i) to Form 10-Q as filed
          Bowes 1991 Stock Plan                       with the Commission on November 13, 1997. (Commission file number 1-3579)

 (c.3)    Pitney Bowes 1991 Stock Plan (as            Incorporated by reference to Exhibit (10) to Form 10-Q as
          amended and restated)                       filed with the Commission on May 14, 1998. (Commission file number 1-3579)

 (c.4)    Pitney Bowes 1998 Stock Plan (as            Incorporated by reference to Exhibit (ii) to Form 10-K as filed
          amended and restated )                      with the Commission on March 30, 2000. (Commission file
                                                      number 1-3579)

 (d)      Pitney Bowes Inc. Key Employees'            Incorporated by reference to Exhibit (10c) to Form 10-K as
          Incentive Plan (as amended and              filed with the Commission on March 25, 1992. (Commission
          restated)                                   file number 1-3579)

 (d.1)    First Amendment to Pitney Bowes             Incorporated by reference to Exhibit (iii) to Form 10-K as filed
          Inc. Key Employees' Incentive Plan          with the Commission on March 31, 1997. (Commission file
          (as amended and restated June 10,           number 1-3579)
          1991)

 (d.2)    Second Amendment to Pitney                  Incorporated by reference to Exhibit (i) to Form 10-K as filed
          Bowes Inc. Key  Employees'                  with the Commission on March 26, 2001. (Commission file
          Incentive Plan (as amended and              number 1-3579)
          restated)

 (e)      1979 Pitney Bowes Stock Option              Incorporated by reference to Exhibit (10d) to Form 10-K as
          Plan (as amended and restated)              filed with the Commission on March 25, 1992. (Commission
                                                      file number 1-3579)

 (f)      Pitney Bowes Severance Plan, as             Incorporated by reference to Exhibit (10) to Form 10-K as
          amended, dated December 12, 1988            filed with the Commission on March 23, 1989. (Commission
                                                      file number 1-3579)

Executive Compensation Plans:
----------------------------

 (g)      Pitney Bowes Executive Severance            Incorporated by reference to Exhibit (10h) to Form 10-K
          Policy, adopted December 11, 1995           as filed with the Commission on April 1, 1996.
                                                      (Commission file number 1-3579)

 (h)      Pitney Bowes Inc. Deferred Incentive        Incorporated by reference to Exhibit (i) to Form 10-Q as
          Savings Plan for the Board of Directors     filed with the Commission on May 15, 1997. (Commission
                                                      file number 1-3579)

 (h.1)    Pitney Bowes Inc. Deferred Incentive        Incorporated by reference to Exhibit (iii) to Form 10-K as
          Savings Plan for the Board of Directors     filed with the Commission on March 30, 2000.(Commission
          (as amended and restated 1999)              file number 1-3579)

 (i)      Pitney Bowes Inc. Deferred Incentive        Incorporated by reference to Exhibit (v) to Form 10-K as
          Savings Plan                                filed with the Commission on March 31, 1997.
                                                      (Commission file number 1-3579)

 (j)      Pitney Bowes U.K. Stock Option Plan         Incorporated by reference to Exhibit (iv) to Form 10-K as
          (as amended and restated 1999)              filed with the Commission on March 30, 2000.
                                                      (Commission file number 1-3579)

 (k)      Pitney Bowes Letter of Agreement with       Incorporated by reference to Exhibit (vi) to Form 10-K as
          Marc C. Breslawsky dated October 27,        filed with the Commission on March 26, 2001.
          2000                                        (Commission file number 1-3579)

 (l)      Pitney Bowes Separation Agreement           Incorporated by reference to Exhibit (vii) to Form 10-K as
          with Marc C. Breslawsky dated October       filed with the Commission on March 26, 2001.
          27, 2000                                    (Commission file number 1-3579)

 (m)      Pitney Bowes Separation Agreement           Incorporated by reference to Exhibit (viii) to Form 10-K
          with Marc C. Breslawsky dated October       as filed with the Commission on March 26, 2001.
          27, 2000                                    (Commission file number 1-3579)

 (12)     Computation of ratio of earnings to fixed   Exhibit (i)
          charges

 (21)     Subsidiaries of the registrant              Exhibit (ii)

 (23)     Consent of experts and counsel              Exhibit (iii)

  (b)     Reports on Form 8-K

          On December 3, 2001, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated December 3, 2001, regarding the completed spin-off of the company's office systems business.

          On November 13, 2001, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated November 12, 2001 regarding the designated date for the spin-off of the company's office systems business.

          On November 1, 2001, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated October 31, 2001, regarding its completion of the acquisition of Secap SA.

          On October 23, 2001, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated October 18, 2001, regarding its financial results for the period ended September 30, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PITNEY BOWES INC.

                               By: /s/ Michael J. Critelli
                                   -----------------------
                                 (Michael J. Critelli)
                                  Chairman and Chief
                                  Executive Officer

                                Date: March 12, 2002
                                    ----------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                                            Date
---------                -----                                            ----
/s/ Michael J. Critelli  Chairman and Chief Executive Officer -           March 12, 2002
-----------------------  Director                                         --------------
Michael J. Critelli

/s/ Bruce P. Nolop       Executive Vice President and Chief               March 12, 2002
------------------       Financial Officer (principal financial officer)  --------------
Bruce P. Nolop

/s/ Arlen F. Henock      Vice President - Finance (principal              March 12, 2002
-------------------      accounting officer)                              --------------
Arlen F. Henock

/s/ Linda G. Alvarado    Director                                         March 12, 2002
---------------------                                                     --------------
Linda G. Alvarado

/s/ Colin G. Campbell    Director                                         March 12, 2002
---------------------                                                     --------------
Colin G. Campbell

/s/ Jessica P. Einhorn   Director                                         March 12, 2002
----------------------                                                    --------------
Jessica P. Einhorn

/s/ Ernie Green          Director                                         March 12, 2002
---------------                                                           --------------
Ernie Green

/s/ Herbert L. Henkel    Director                                         March 12, 2002
---------------------                                                     --------------
Herbert L. Henkel

/s/ James H. Keyes       Director                                         March 12, 2002
------------------                                                        --------------
James H. Keyes

/s/ John S. McFarlane    Director                                         March 12, 2002
---------------------                                                     --------------
John S. McFarlane

/s/ Eduardo R. Menasce   Director                                         March 12, 2002
----------------------                                                    --------------
Eduardo R. Menasce

/s/ Michael I. Roth      Director                                         March 12, 2002
-------------------                                                       --------------
Michael I. Roth

/s/ David L. Shedlarz    Director                                         March 12, 2002
---------------------                                                     --------------
David L. Shedlarz

/s/ Robert E. Weissman   Director                                         March 12, 2002
----------------------                                                    --------------
Robert E. Weissman

                          INDEX TO FINANCIAL SCHEDULES
                          ----------------------------

The financial schedules should be read in conjunction with the financial statements included in Item 8 in this Form 10-K. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Also, separate financial statements of less than 100 percent owned companies, which are accounted for by the equity method, have been omitted because they do not constitute significant subsidiaries.

                                                                      Page
                                                                      ----

Pitney Bowes Inc.:

     Financial statement schedule for the years 1999 - 2001:
          Report of independent accountants on
            financial statement schedule                                63

          Valuation and qualifying accounts and
            reserves (Schedule II)                                      71


                               PITNEY BOWES INC.
                    SCHEDULE II - VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES
                FOR THE YEARS ENDED DECEMBER 31, 1999 TO 2001

(Dollars in thousands)

                                                           Additions
                       Balance at beginning         charged to costs                              Balance at
Description                         of year             and expenses         Deductions          end of year
------------------   -----------------------   ----------------------   --------------------  -----------------
Allowance for doubtful accounts
-------------------------------

2001                            $    26,468               $   16,294          $  10,314  (2)      $   32,448
2000                            $    28,716               $    9,337          $  11,585  (2)      $   26,468
1999                            $    24,665               $    8,668          $   4,617  (2)      $   28,716

Allowance for credit losses on finance receivables
--------------------------------------------------

2001                            $    97,351               $   80,467  (4)     $  50,400  (2)      $  127,418
2000                            $   104,721               $   58,421          $  65,791  (2)      $   97,351
1999                            $   130,775               $   67,257          $  93,311  (2)(3)   $  104,721

Valuation allowance for deferred tax asset (1)
------------------------------------------

2001                            $    24,949               $    2,895          $   4,021           $   23,823
2000                            $    35,443               $      372          $  10,866           $   24,949
1999                            $    39,872               $      586          $   5,015           $   35,443

(1) Included in balance sheet as a liability
(2) Principally uncollectible accounts written off
(3) Amounts include the write-off of finance receivables retained in connection with the disposal of our small-ticket external leasing business against previously established allowance for credit losses recorded at the time of disposal of the business in 1998
(4) Includes additions related to the meter transition plan