Form 10-Q
period 2002-03-31
PITNEY BOWES INC /DE/
filed 2002-05-10
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 1 0 - Q




 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2002

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
Yes   X   No
--------      ---

Number of shares of common stock, $1 par value, outstanding as of April 30, 2002 is 240,624,775.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 2


                                Pitney Bowes Inc.
                                     Index
                                ----------------
                                                                     Page Number
                                                                     -----------
Part I - Financial Information:

    Item 1: Financial Statements

      Consolidated Statements of Income (unaudited) - Three Months
           Ended March 31, 2002 and 2001...........................       3

      Consolidated Balance Sheets - March 31, 2002 (unaudited)
           and December 31, 2001...................................       4

      Consolidated Statements of Cash Flows (unaudited) -
           Three Months Ended March 31, 2002 and 2001..............       5

      Notes to Consolidated Financial Statements...................  6 - 12

    Item 2: Management's Discussion and Analysis of
                   Financial Condition and Results of Operations... 13 - 20

Part II - Other Information:

    Item 1:  Legal Proceedings.....................................      21

    Item 6:  Exhibits and Reports on Form 8-K......................      21

Signatures ........................................................      22

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 3


                                                Part I - Financial Information

Item 1. Financial Statements.

                                                       Pitney Bowes Inc.
                                               Consolidated Statements of Income
                                                          (Unaudited)
                                               ---------------------------------

(Dollars in thousands, except per share data)
                                                                                                 Three Months Ended March 31,
                                                                                    -------------------------------------------
                                                                                                  2002                   2001
                                                                                    --------------------   --------------------
Revenue from:
  Sales and management services.........................................             $         541,199           $    471,472
  Rentals and financing.................................................                       370,152                367,992
  Support services......................................................                       138,157                126,859
                                                                                    --------------------   --------------------

    Total revenue.......................................................                     1,049,508                966,323
                                                                                    --------------------   --------------------

Costs and expenses:
  Cost of sales and management services.................................                       334,270                278,350
  Cost of rentals and financing.........................................                        90,667                 90,833
  Selling, service and administrative...................................                       356,668                322,903
  Research and development..............................................                        34,069                 31,602
  Interest, net.........................................................                        45,298                 50,585
  Restructuring charge (Note 10)........................................                             -                 43,151
                                                                                    --------------------   --------------------

    Total costs and expenses............................................                       860,972                817,424
                                                                                    --------------------   --------------------

Income before income taxes..............................................                       188,536                148,899
Provision for income taxes..............................................                        59,019                 44,962
                                                                                    --------------------   --------------------

Net income..............................................................             $         129,517           $    103,937
                                                                                    ====================   ====================

Basic earnings per share................................................             $             .54           $        .42
                                                                                    ====================   ====================

Diluted earnings per share..............................................             $             .53           $        .42
                                                                                    ====================   ====================
Dividends declared per share of
  common stock..........................................................             $            .295           $        .29
                                                                                    ====================   ====================

Ratio of earnings to fixed charges.....................................                           4.11                   3.18
                                                                                    ====================   ====================

Ratio of earnings to fixed charges
  excluding minority interest...........................................                          4.22                   3.37
                                                                                    ====================   ====================


                                  See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 4

                                                  Pitney Bowes Inc.
                                             Consolidated Balance Sheets
                                             ---------------------------

                                                                                                 March 31,       December 31,
(Dollars in thousands, except share data)                                                             2002               2001
                                                                                            --------------     --------------
                                                                                               (unaudited)
Assets
------
Current assets:
     Cash and cash equivalents..................................................            $      264,323     $      231,588
     Short-term investments, at cost which
         approximates market....................................................                    10,545              1,790
     Accounts receivable, less allowances:
         3/02, $32,199; 12/01, $32,448..........................................                   394,692            408,414
     Finance receivables, less allowances:
         3/02, $64,427; 12/01, $61,451..........................................                 1,598,463          1,601,189
     Inventories (Note 3).......................................................                   172,804            163,012
     Other current assets and prepayments.......................................                   148,063            150,615
                                                                                            --------------     --------------

         Total current assets...................................................                 2,588,890          2,556,608

Property, plant and equipment, net (Note 4).....................................                   537,850            534,595
Rental equipment and related inventories, net (Note 4)..........................                   450,582            472,186
Property leased under capital leases, net (Note 4)..............................                     1,193              1,489
Long-term finance receivables, less allowances:
     3/02, $66,913; 12/01, $65,967..............................................                 1,816,210          1,898,976
Investment in leveraged leases..................................................                 1,368,729          1,337,282
Goodwill   .....................................................................                   668,908            635,873
Other assets  ..................................................................                   818,002            881,462
                                                                                           ---------------     --------------

Total assets  ..................................................................           $     8,250,364     $    8,318,471
                                                                                           ===============     ==============

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities...................................           $     1,367,091     $    1,425,809
     Income taxes payable.......................................................                   290,024            250,895
     Notes payable and current portion of
         long-term obligations .................................................                 1,234,773          1,072,057
     Advance billings...........................................................                   321,264            334,281
                                                                                           ---------------     --------------

         Total current liabilities..............................................                 3,213,152          3,083,042

Deferred taxes on income........................................................                 1,260,820          1,273,593
Long-term debt (Note 5).........................................................                 2,233,844          2,419,150
Other noncurrent liabilities....................................................                   347,136            341,331
                                                                                           ---------------     --------------

         Total liabilities......................................................                 7,054,952          7,117,116
                                                                                           ---------------     --------------

Preferred stockholders' equity in a subsidiary company..........................                   310,000            310,000

Stockholders' equity:
     Cumulative preferred stock, $50 par
         value, 4% convertible..................................................                        24                 24
     Cumulative preference stock, no par
         value, $2.12 convertible...............................................                     1,552              1,603
     Common stock, $1 par value.................................................                   323,338            323,338
     Capital in excess of par value.............................................                     2,013              6,979
     Retained earnings..........................................................                 3,716,613          3,658,481
     Accumulated other comprehensive income (Note 8)............................                  (154,304)          (155,380)
     Treasury stock, at cost....................................................                (3,003,824)        (2,943,690)
                                                                                           ---------------     --------------

         Total stockholders' equity.............................................                   885,412            891,355
                                                                                           ---------------     --------------

Total liabilities and stockholders' equity......................................          $      8,250,364     $    8,318,471
                                                                                          ================     ==============

                                  See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 5


                                                 Pitney Bowes Inc.
                                       Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                       -------------------------------------
(Dollars in thousands)

                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                          --------------------------------
                                                                                                    2002              2001
                                                                                          --------------       -----------
Cash flows from operating activities:
     Net income.................................................................          $      129,517       $   103,937
Nonrecurring charges, net.......................................................                       -            32,494
     Nonrecurring payments......................................................                 (20,641)           (6,693)
     Adjustments to reconcile net income
         to net cash provided by operating activities:..........................
            Depreciation and amortization.......................................                  65,616            80,219
            Increase in deferred taxes on income................................                   3,426            34,498
            Change in assets and liabilities:
               Accounts receivable..............................................                  11,952             3,387
               Net investment in internal finance receivables...................                  13,307            33,242
               Inventories......................................................                 (10,693)            3,614
               Other current assets and prepayments.............................                   2,317              (762)
               Accounts payable and accrued liabilities.........................                 (17,456)         (107,762)
               Income taxes payable.............................................                  42,932             2,684
               Advance billings.................................................                 (12,374)          (10,869)
               Other, net.......................................................                     874            (6,337)
                                                                                          --------------       -----------

               Net cash provided by operating activities........................                 208,777           161,652
                                                                                          --------------       -----------

Cash flows from investing activities:
     Short-term investments.....................................................                  (8,765)           13,667
     Net investment in fixed assets.............................................                 (40,541)          (56,671)
     Net investment in finance receivables......................................                  (4,262)           17,353
     Net investment in capital services.........................................                  63,583            58,741
     Investment in leveraged leases.............................................                 (32,281)          (16,188)
     Net investment in insurance contracts......................................                   1,048             2,960
     Reserve account deposits...................................................                    (461)           34,832
     Other investing activities.................................................                       -           (28,430)
                                                                                          --------------       -----------

               Net cash (used in) provided by investing activities..............                 (21,679)           26,264
                                                                                          --------------       -----------

Cash flows from financing activities:
     (Decrease) increase in notes payable, net..................................                (233,595)          228,079
     Proceeds from long-term obligations........................................                 217,938               786
     Principal payments on long-term obligations................................                  (1,532)         (282,521)
     Proceeds from issuance of stock............................................                   7,150             3,901
     Stock repurchases..........................................................                 (72,301)          (71,879)
     Dividends paid.............................................................                 (71,385)          (72,008)
                                                                                          --------------      ------------

               Net cash used in financing activities............................                (153,725)         (193,642)
                                                                                          --------------      ------------

Effect of exchange rate changes on cash.........................................                    (638)            1,857
                                                                                          --------------      ------------

Increase (decrease) in cash and cash equivalents................................                  32,735            (3,869)

Cash and cash equivalents at beginning of period................................                 231,588           198,255
                                                                                          --------------      ------------

Cash and cash equivalents at end of period......................................          $      264,323      $    194,386
                                                                                          ==============      ============

Interest paid ..................................................................          $       54,074      $     64,021
                                                                                          ==============      ============

Income taxes paid, net..........................................................          $        3,774      $     11,718
                                                                                          ==============      ============


                                  See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 6
                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
  Note 1:
  ------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at March 31, 2002 and December 31, 2001, and the results of our operations and cash flows for the three months ended March 31, 2002 and 2001 have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 2001 Annual Report to Stockholders on Form 10-K. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

  Note 2:
  ------

On December 3, 2001, the company completed the spin off of its office systems business to stockholders as an independent, publicly-traded company under the name of Imagistics International Inc. (IGI).

Revenue of IGI was $151.9 million for the first quarter of 2001. Net interest expense allocated to IGI's discontinued operations was $2.9 million for the first quarter of 2001. Interest has been allocated based on the net assets of IGI charged at the company's weighted average borrowing rate. Operating results of IGI have been segregated and reported as discontinued operations in the Consolidated Statement of Income for the first quarter of 2001. Income from IGI's discontinued operations for the first quarter of 2001 was $7.6 million (net of taxes of $4.8 million), offset by costs, expenses and restructuring charges directly associated with the spin-off. Cash flow impacts of IGI's discontinued operations have not been segregated in the Consolidated Statement of Cash Flows for the first quarter of 2001.

  Note 3:
  ------

Inventories are comprised of the following:

(Dollars in thousands)

                                                                                             March 31,       December 31,
                                                                                                 2002               2001
                                                                                        -------------      -------------
Raw materials and work in process...............................................        $      62,780      $      55,679
Supplies and service parts......................................................               50,905             48,498
Finished products...............................................................               59,119             58,835
                                                                                        -------------      -------------

Total  .........................................................................        $     172,804      $     163,012
                                                                                        =============      =============


Note 4:
------

Fixed assets are comprised of the following:

(Dollars in thousands)                                                                       March 31,       December 31,
                                                                                                  2002               2001
                                                                                        --------------     --------------
Property, plant and equipment...................................................        $    1,280,418     $    1,261,102
Accumulated depreciation........................................................              (742,568)          (726,507)
                                                                                        --------------     --------------

Property, plant and equipment, net..............................................        $      537,850     $      534,595
                                                                                        ==============     ==============

Rental equipment and related inventories........................................        $    1,083,450     $    1,079,260
Accumulated depreciation........................................................              (632,868)          (607,074)
                                                                                        --------------     --------------

Rental equipment and related inventories, net...................................        $      450,582     $      472,186
                                                                                        ==============     ==============

Property leased under capital leases............................................        $       19,126     $       19,240
Accumulated amortization........................................................               (17,933)           (17,751)
                                                                                        --------------     --------------

Property leased under capital leases, net.......................................        $        1,193     $        1,489
                                                                                        ==============     ==============

Depreciation expense from continuing operations was $58.6 million and $57.3 million for the quarters ended March 31, 2002 and 2001, respectively.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 7

Note 5:
------

In October 2001, the company filed a shelf registration statement with the SEC permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. Pursuant to this registration statement, on February 20, 2002, the company completed an offering of Euros 250 million of senior unsecured notes. These notes bear interest at a floating rate of EURIBOR plus 20 basis points, set two Euro business days preceding the quarterly interest payment dates and mature in August 2003. The notes are listed on the Luxembourg Stock Exchange and have been designated as a hedge of Euro denominated assets held by the company. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, financing acquisitions and the repurchase of company stock. On March 31, 2002, $1.8 billion remained available under this registration statement.

Pitney Bowes Credit Corporation (PBCC) has $75 million of unissued debt securities available at March 31, 2002 from a shelf registration statement filed with the SEC in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D.


Note 6:
------

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2002 and 2001 is as follows (in thousands, except per share data):

                                                       2002                                                 2001
                                    --------------------------------------------        --------------------------------------------

                                                                             Per                                                 Per
                                           Income           Shares         Share               Income            Shares        Share
--------------------------------------------------------------------------------        --------------------------------------------

Net income                          $     129,517                                       $     103,937
Less:
     Preferred stock
      dividends                                 -                                                  (1)
     Preference stock
      dividends                               (30)                                                (33)
--------------------------------------------------------------------------------        --------------------------------------------

Basic earnings per
 share                              $     129,487          241,601     $     .54        $     103,903           248,125    $     .42
--------------------------------------------------------------------------------        --------------------------------------------

Effect of dilutive
 securities:
     Preferred stock                            -               12                                  1                14
     Preference stock                          30              951                                 33             1,013
     Stock options                                           1,630                                                  520
     Other                                                      94                                                   89
--------------------------------------------------------------------------------        --------------------------------------------

Diluted earnings per
 share                              $     129,517          244,288     $     .53        $     103,937           249,761    $     .42
================================================================================        ============================================

In accordance with Statement of Financial Accounting Standards (FAS) No. 128, "Earnings per Share," 1.8 million and 4.4 million common stock equivalent shares were excluded from the above computation, in the first quarter of 2002 and 2001, respectively, because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares would be antidilutive.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 8

Note 7:
------

Revenue and operating profit by business segment for the three months ended March 31, 2002 and 2001 were as follows:

                                                                                          Three Months Ended March 31,
                                                                                          ----------------------------
(Dollars in thousands)                                                                            2002            2001 (2)
                                                                                          ------------      ----------
Revenue:
   Global Mailing...............................................................          $    712,091     $   688,224
   Enterprise Solutions.........................................................               291,390         230,590
                                                                                          ------------     ------------

   Total Messaging Solutions....................................................             1,003,481         918,814

   Capital Services.............................................................                46,027          47,509
                                                                                          ------------     -----------

Total revenue...................................................................          $  1,049,508     $   966,323
                                                                                          ============     ===========
Operating Profit: (1)
   Global Mailing...............................................................          $    201,581     $   204,329
   Enterprise Solutions.........................................................                17,581          18,819
                                                                                          ------------     -----------

   Total Messaging Solutions....................................................               219,162         223,148

   Capital Services.............................................................                19,707          17,547
                                                                                          ------------     -----------

Total operating profit..........................................................               238,869         240,695

Unallocated amounts:
   Net interest (corporate interest expense,
    net of intercompany transactions)...........................................               (20,245)        (19,759)
   Corporate expense............................................................               (30,088)        (28,886)
   Restructuring charge.........................................................                     -         (43,151)
                                                                                          ------------     -----------

Income before income taxes......................................................          $     188,536    $   148,899
                                                                                          =============    ===========

(1) Operating profit excludes general corporate expenses, income taxes and net interest other than that related to finance operations.
(2) Prior year amounts have been reclassified to conform with the current year presentation.


Net interest expense included in business segment operating profit was as follows:

                                                                                          Three Months Ended March 31,
                                                                                          ----------------------------
(Dollars in thousands)                                                                            2002            2001
                                                                                          ------------     -----------
   Global Mailing...............................................................          $     13,492     $    14,571
   Enterprise Solutions.........................................................                   225             240
                                                                                          ------------     -----------

   Total Messaging Solutions....................................................                13,717          14,811

   Capital Services.............................................................                11,336          16,015
                                                                                          ------------     -----------

Total net interest expense for reportable segments..............................                25,053          30,826

Net interest (corporate interest expense,
 net of intercompany transactions)..............................................                20,245          19,759
                                                                                          ------------     -----------

Consolidated net interest expense...............................................          $     45,298     $    50,585
                                                                                          ============     ===========

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 9

Note 8:
------

Comprehensive income for the three months ended March 31, 2002 and 2001 was as follows:

(Dollars in thousands)

                                                                                          Three Months Ended March 31,
                                                                                          ----------------------------
                                                                                                  2002            2001
                                                                                          ------------     -----------
Net income......................................................................          $    129,517     $   103,937
Other comprehensive income:
  Foreign currency translation adjustments......................................                (1,894)         11,596
  Cumulative effect of accounting change........................................                     -          (9,152)
Net unrealized gains on derivative instruments..................................                 2,970           1,175
                                                                                          ------------     -----------

Comprehensive income............................................................          $    130,593     $   107,556
                                                                                          ============     ===========


Note 9:
------

In 1998, FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended in 2000 by FAS No. 138, was issued. FAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. The company adopted the provisions of FAS No. 133 in the first quarter of 2001. The company uses derivatives to reduce the volatility in earnings and cash flows associated with the impact of interest rate changes and foreign currency fluctuations due to its investing and funding activities and its operations in different foreign currencies. Derivatives designated as cash flow hedges include primarily foreign exchange contracts and interest rate swaps related to variable-rate debt. Derivatives designated as fair value hedges include primarily interest rate swaps related to fixed-rate debt. The adoption of FAS No. 133 resulted in a one-time cumulative effect of accounting change which reduced accumulated other comprehensive income by approximately $9.2 million in the first quarter of 2001.

In 2001, FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against this new criterion and resulted in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles have not been amortized into results of operations, but instead will be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. In 2001, the company adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the company effective January 1, 2002. The adoption of these accounting standards did not materially impact results of operations for the first quarter of 2002. Goodwill will be reviewed for impairment on a periodic basis.

In 2001, FAS No. 143, "Accounting for Asset Retirement Obligations" was issued, amending FAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and applies to all entities. FAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is effective January 1, 2003 for the company. The company is currently evaluating the impact of this statement.

In 2001, FAS No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board (APB) Opinion 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to separate components of an entity. The provisions of FAS No. 144 have been adopted by the company effective January 1, 2002. The adoption of these accounting standards did not materially impact results of operations for the first quarter of 2002.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 10

Note 10:
-------

In 2001, the company adopted a formal restructuring plan to implement a common, streamlined business infrastructure across the corporation as a result of the company's decisions to spin off its office systems business and align its mailing business on a global basis, as well as cost saving opportunities resulting from strategic acquisitions and partnerships, and additional benefits attained from the consolidation of its IT organization and ERP initiatives. In connection with this plan, the company recorded pretax restructuring charges of $75.0 million and $149.3 million for the three months ended March 31, 2001 and year ended December 31, 2001, respectively, of which $43.2 million and $116.1 million, respectively, related to continuing operations and the remaining $31.8 million and $33.2 million, respectively, related to discontinued operations. The restructuring charges related to continuing operations have been segregated in the Consolidated Statements of Income. The restructuring charges related to discontinued operations have been reported in discontinued operations in the Consolidated Statements of Income.

The restructuring charges related to continuing operations were comprised of:

(Dollars in millions)        Three months ended                   Year ended
                                 March 31, 2001            December 31, 2001
                             ------------------            -----------------
Severance and benefit costs            $   35.2                    $    74.3
Asset impairments                           2.2                         28.0
Other exit costs                            5.8                         13.8
                             ------------------            -----------------
                                       $   43.2                    $   116.1
                             ==================            =================

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,200 employees worldwide which was initiated in 2001 and will be completed over the next six months. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 80% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe. None of the reductions will impact sales coverage. As of March 31, 2002, 922 employees were separated under these initiatives and approximately $49 million of severance and benefit costs were paid. Asset impairments relate primarily to the disposal or abandonment of certain hardware and software applications, resulting from the alignment of our mailing business on a global basis and ERP initiatives. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, other costs associated with business activities that have been exited and the consolidation of excess facilities.

Accrued restructuring charges at March 31, 2002 consist of the following:

(Dollars in millions)

                                                                             Ending                     Ending
                                      Total                               balance at                 balance at
                              restructuring    2001 cash     Non-cash    December 31,   2002 cash      March 31,
                                    charges     payments      charges           2001     payments          2002
                           ----------------    ----------    --------    ------------   ---------    -----------
Severance and benefit
 costs                        $       76.2      $    34.5     $     -     $     41.7     $   14.2      $   27.5

Asset impairments                     45.5              -        45.5              -            -             -

Other exit costs                      27.6           14.5           -           13.1          1.1          12.0

                           ---------------      ----------    --------    ----------     --------      --------
                              $      149.3      $    49.0     $  45.5     $     54.8     $   15.3      $   39.5
                           ===============      ==========    ========    ==========     ========      ========


The company expects that the majority of the remaining cash outflows related to restructuring charges will take place over the next six months, funded primarily by cash provided by operating activities. The restructuring charges are expected to increase our operating efficiency and effectiveness in 2002 and beyond while enhancing growth, primarily as a result of reduced personnel-related expenses.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 11

Note 11:
-------

In 2001, the company adopted a formal plan to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by our expanded access to technology and our ability to move to networked products combined with our expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. As a result of this plan, certain electronic meter rental assets and related equipment will not be placed back in service. In addition, certain leased equipment will either not be remarketed or will result in lower realization at end of lease as a result of the introduction of new technology. In connection with this plan, the company recorded non-cash pretax charges of $268.3 million for the year ended December 31, 2001, related to assets associated with our non-networked mailing technology. In November 2001, postal regulations were issued, consistent with the company's meter transition plan, defining the meter migration process and timing.

Note 12:
-------

Secap SA (Secap)

On October 31, 2001, the company announced it had completed the acquisition of Secap, the France-based mailing systems subsidiary of Fimalac, for approximately Euros 220 million ($206 million) in cash. The results of Secap's operations have been included in the consolidated financial statements since the date of acquisition. Secap offers a range of mail processing and paper handling equipment, supplies and technology for low- to mid-volume mailers. Secap holds more than 30% of the postage meter market share in France.

The following table summarizes the preliminary estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

 (Dollars in thousands)

Intangible assets                            $   62,200
Goodwill                                        167,859
Other, net                                      (23,632)
                                             ----------
   Purchase price                            $  206,427
                                             ==========


Intangible assets are comprised of customer relationships valued at $33.9 million, and paper handling and meter technology valued at $22.9 million, and a trade name valued at $5.4 million. These intangible assets have a weighted-average useful life of approximately 15 years. The goodwill was assigned to the Global Mailing segment.

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

The following table summarizes the preliminary estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

 (Dollars in thousands)

Intangible assets                            $   43,800
Goodwill                                        214,990
Other, net                                       31,210
                                             ----------
   Purchase price                            $  290,000
                                             ==========

The intangible assets relate to customer relationships and have a useful life of approximately 15 years. The goodwill was assigned to the Enterprise Solutions segment.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 12

Bell & Howell International Mail and Messaging Technologies (MMT)

On June 5, 2001, the company completed the acquisition of MMT in Europe, Africa, the Middle East and Asia for $51 million in cash. MMT markets and services high-end mail processing, sorting and service-related products through a network of distributors and direct operations. The acquisition has been accounted for under the purchase method, and accordingly, the operating results of the acquisition have been included in the company's consolidated financial statements since the date of acquisition.

The following table summarizes the preliminary estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

 (Dollars in thousands)

Intangible assets                            $   10,900
Goodwill                                         47,022
Other, net                                       (6,922)
                                             ----------
  Purchase price                             $   51,000
                                             ==========

The intangible assets relate primarily to customer relationships and inserting technology. These intangibles have a useful life of approximately 10 years. The goodwill was assigned to the Global Mailing segment.

Consolidated impact of acquisitions

The Consolidated Income Statement for the three months ended March 31, 2002 included revenues of $23.1 million, $62.6 million and $11.7 million from Secap, DSI and MMT, respectively. The acquisitions of Secap, DSI, and MMT did not materially impact net income for the three months ended March 31, 2002.

The following unaudited pro forma consolidated results have been prepared as if the acquisitions of Secap, DSI, and MMT had occurred on January 1, 2001:

(Dollars in thousands)
                                            Three Months Ended March 31,
                                            ----------------------------
                                                   2002             2001
                                            -----------      -----------
Total revenue.............................. $ 1,049,508      $ 1,079,980

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been completed on January 1, 2001, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma earning results of these acquisitions were not material to earnings on either a per share or an aggregate basis.

During 2001, the company also completed several smaller acquisitions including, the acquisition of a majority ownership in MailCode Inc., a mail processing company, the acquisition of Alysis Technologies Inc., a leading provider of digital document delivery solutions and the acquisition of some of the company's international dealerships. The cost of these acquisitions were in the aggregate less than $50 million. These acquisitions did not have a material impact on the company's financial results either individually or on an aggregate basis.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 13

Item 2.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                   -------------------------------------------------

Results of Continuing Operations - first quarter of 2002 vs. first quarter of
-----------------------------------------------------------------------------
2001
----

Revenue increased nine percent in the first quarter of 2002 to $1,049.5 million compared with $966.3 million in the first quarter of 2001. Net income increased to $129.5 million in the first quarter of 2002 compared to $103.9 million in the first quarter of 2001. Excluding the restructuring charge in the first quarter of 2001, net income decreased two percent to $129.5 million from $131.6 million for the same period in 2001 and diluted earnings per share was 53 cents for both periods. Excluding the acquisitions of Secap SA (Secap), Danka Services International (DSI) and Bell & Howell's International Mail and Messaging Technologies (MMT), revenue declined one percent. These acquisitions did not materially impact earnings either on a per share or aggregate basis.

First quarter 2002 revenue included $541.2 million from sales, up 14.8 percent from $471.5 million in the first quarter of 2001; $370.2 million from rentals and financing, up one percent from $368.0 million; and $138.2 million from support services, up nine percent from $126.9 million. Sales revenue includes all revenues from Pitney Bowes Management Services (PBMS) which were $234.4 million and $171.6 million for the quarters ended March 31, 2002 and 2001, respectively. Excluding the acquisitions of Secap, DSI and MMT, sales revenue declined two percent.

Total Messaging Solutions, the combined results of the Global Mailing segment and Enterprise Solutions segment, reported nine percent revenue growth and a two percent decline in operating profit growth.

Our Global Mailing segment includes worldwide revenues and related expenses from the rental of postage meters and the sale, rental and financing of mailing equipment, including mail finishing and software-based mail creation equipment, software-based shipping, transportation and logistics systems, related supplies and services, and postal payment and supply chain solutions such as order management and fulfillment support. During the first quarter of 2002, Global Mailing revenue increased three percent and operating profit decreased one percent. Excluding the recent acquisitions of Secap, MMT and foreign currency impacts, Global Mailing revenues decreased one percent compared to the prior year. Global Mailing revenue growth, particularly in the U.S., continues to be adversely impacted by moderating customer orders and upgrades due to the continuing slow economic environment, especially for shipping and system related products. We have also experienced a shift in product mix to lower margin products and services, resulting in slightly lower operating profit. Within the Global Mailing segment, international mailing's double-digit revenue growth was supported by the recent acquisitions and improving business trends in the UK. However, international revenues were adversely impacted by declines in revenue in both Canada and Germany.

Our Enterprise Solutions segment includes PBMS and Document Messaging Technologies (DMT). PBMS includes facilities management contracts for advanced mailing, reprographic, document management and other high value-added services to large enterprises. DMT includes sales, service and financing of high speed, software-enabled production mail systems, sortation equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software. During the first quarter of 2002, revenue grew 26 percent, and operating profit declined seven percent. PBMS revenue grew 37 percent, and operating profit grew 66 percent. Excluding DSI, PBMS revenue was flat for the quarter. Contraction in the financial services and technology industries had an adverse impact on PBMS's growth. However, there continues to be strong interest among many large enterprises for integrated mailroom and document management services as they seek enhanced operating efficiencies and security. DMT reported revenue of $57 million for the quarter, a decline of three percent for the first quarter of 2002, with a substantially greater decline in operating profit. Slower placements of high margin equipment, an increase in lower margin service revenue and continued investment in new product development contributed to the decline in operating profit in the quarter.

Our Capital Services segment includes primarily asset- and fee-based income generated by large-ticket, non-core asset transactions and revenue and related expenses associated with the strategic financing of equipment for postal authorities around the world that were previously included in the Global Mailing segment.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 14

During the first quarter of 2002, revenue decreased three percent and operating profit increased 12 percent which is consistent with our ongoing objectives to shift to fee-based transactions.

Cost of sales increased to 61.8 percent of sales revenue in the first quarter of 2002 compared with 59.0 percent in the first quarter of 2001. The increase was mainly driven by the acquisition of DSI, the increasing mix of lower margin core PBMS sales revenue and unfavorable product mix at DMT as customers delayed purchases of higher margin customized inserting systems. Cost of sales attributable to PBMS was $187.9 million and $139.8 million for the quarters ended March 31, 2002 and 2001, respectively.

Cost of rentals and financing decreased to 24.5 percent of related revenues in the first quarter of 2002 compared with 24.7 percent in the first quarter of 2001.

Selling, service and administrative expenses were 34.0 percent of revenue in the first quarter of 2002 compared with 33.4 percent in the first quarter of 2001. The increase was due primarily to the higher mix of support services revenue and costs associated with growth initiatives.

Research and development expenses increased eight percent to $34.1 million in the first quarter of 2002 compared with $31.6 million in the first quarter of 2001. The increase reflects our continued commitment to developing new technologies and other mailing and software products.

Net interest expense decreased to $45.3 million in the first quarter of 2002 from $50.6 million in the first quarter of 2001. The decrease was due to lower interest rates during 2002 compared to 2001 associated with borrowings to fund our investment in leasing and rental products, acquisitions and the stock repurchase program.

The effective tax rate for the first quarter of 2002 was 31.3 percent. Excluding the restructuring charge in the first quarter of 2001, the effective tax rate was 31.5 percent. The tax rate was favorably impacted by the nonamortization approach to goodwill beginning in 2002.

Net income in the first quarter of 2002 grew 24.6 percent. Excluding the restructuring charge in the first quarter of 2001, net income in 2002 decreased two percent while diluted earnings per share increased 0.6 percent. The reason for the increase in diluted earnings per share outperforming net income was our share repurchase program.

Accounting Pronouncements
-------------------------

In 1998, Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended in 2000 by FAS No. 138, was issued. FAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. We adopted the provisions of FAS No. 133 in the first quarter of 2001. We use derivatives to reduce the volatility in earnings and cash flows associated with the impact of interest rate changes and foreign currency fluctuations due to our investing and funding activities and our operations in different foreign currencies. Derivatives designated as cash flow hedges include primarily foreign exchange contracts and interest rate swaps related to variable-rate debt. Derivatives designated as fair value hedges include primarily interest rate swaps related to fixed rate debt. The adoption of FAS No. 133 resulted in a one-time cumulative effect of accounting change which reduced accumulated other comprehensive income by approximately $9.2 million in the first quarter of 2001.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 15

In 2001, FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against this new criterion and resulted in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles have not been amortized into results of operations, but instead will be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. In 2001, we adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted on January 1, 2002. The adoption of these accounting standards did not materially impact results of operations for the first quarter of 2002. Goodwill will be reviewed for impairment on a periodic basis.

In 2001, FAS No. 143, "Accounting for Asset Retirement Obligations" was issued, amending FAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and applies to all entities. FAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is effective January 1, 2003. We are currently evaluating the impact of this statement.

In 2001, FAS No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board (APB) Opinion 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to separate components of an entity. The provisions of FAS No. 144 have been adopted effective January 1, 2002. The adoption of these accounting standards did not materially impact results of operations for the first quarter of 2002.

Discontinued Operations
-----------------------

On December 3, 2001, we completed the spin off of our office systems business to stockholders as an independent, publicly-traded company under the name of Imagistics International Inc. (IGI). Operating results of IGI have been segregated and reported as discontinued operations in the Consolidated
Statement of Income for the first quarter of 2001.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 16


Restructuring Charges
---------------------

In 2001, we adopted a formal restructuring plan to implement a common, streamlined business infrastructure as a result of our decisions to spin off our office systems business and align our mailing business on a global basis, as well as cost saving opportunities resulting from strategic acquisitions and partnerships, and additional benefits attained from the consolidation of our IT organization and ERP initiatives. In connection with this plan, we recorded pretax restructuring charges of $75.0 million and $149.3 million for the three months ended March 31, 2001 and year ended December 31, 2001, respectively, of which $43.2 million and $116.1 million, respectively, related to continuing operations and the remaining $31.8 million and $33.2 million, respectively, related to discontinued operations. The restructuring charges related to continuing operations have been segregated in the Consolidated Statements of Income. The restructuring charges related to discontinued operations have been reported in discontinued operations in the Consolidated Statements of Income.

The restructuring charges related to continuing operations were comprised of:

(Dollars in millions)        Three months ended                   Year ended
                                 March 31, 2001            December 31, 2001
                             ------------------            -----------------
Severance and benefit costs            $   35.2                    $    74.3
Asset impairments                           2.2                         28.0
Other exit costs                            5.8                         13.8
                             ------------------            -----------------
                                       $   43.2                    $   116.1
                             ==================            =================

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,200 employees worldwide which was initiated in 2001 and will be completed over the next six months. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 80% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe. None of the reductions will impact sales coverage. As of March 31, 2002, 922 employees were separated under these initiatives and approximately $49 million of severance and benefit costs were paid. Asset impairments relate primarily to the disposal or abandonment of certain hardware and software applications, resulting from the alignment of our mailing business on a global basis and ERP initiatives. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, other costs associated with business activities that have been exited and the consolidation of excess facilities.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 17

Accrued restructuring charges at March 31, 2002 consist of the following:

(Dollars in millions)

                                                                             Ending                     Ending
                                      Total                               balance at                 balance at
                              restructuring    2001 cash     Non-cash    December 31,   2002 cash      March 31,
                                    charges     payments      charges           2001     payments          2002
                           ----------------    ----------    --------    ------------   ---------    -----------
Severance and benefit
 costs                        $       76.2      $    34.5     $     -     $     41.7     $   14.2      $   27.5

Asset impairments                     45.5              -        45.5              -            -             -

Other exit costs                      27.6           14.5           -           13.1          1.1          12.0

                           ---------------      ----------    --------    ----------     --------      --------
                              $      149.3      $    49.0     $  45.5     $     54.8     $   15.3      $   39.5
                           ===============      ==========    ========    ==========     ========      ========

We expect that the majority of the remaining cash outflows related to restructuring charges will take place over the next six months, funded primarily by cash provided by operating activities. The restructuring charges are expected to increase our operating efficiency and effectiveness in 2002 and beyond while enhancing growth, primarily as a result of reduced personnel-related expenses. We expect pretax savings in operating expenses of approximately $50 million for the year ending December 31, 2002.

We operate in very competitive industries and we are continually evaluating our cost structure. Economic or competitive events in the future may necessitate that the company formulate additional plans to reduce our existing cost structure.

Meter Transition
----------------

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

Acquisitions
------------

In October 2001, we acquired Secap, a company based in France, for approximately Euros 220 million ($206 million) in cash. Secap offers a range of mail processing and paper handling equipment, supplies and technology for low- to mid-volume mailers. Secap holds more than 30% of the postage meter market share in France.

In June 2001, we acquired DSI from Danka Business Systems PLC for $290 million in cash. DSI provides on- and off-site document management services, including the management of central reprographic departments, the placement and maintenance of photocopiers, print-on-demand operations and document archiving and retrieval services.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 18

In June 2001, we acquired the MMT business in Europe, Africa, the Middle East and Asia, for $51 million in cash. MMT markets and services high-end mail processing, sorting and service-related products through a network of distributors and direct operations.

We accounted for the acquisitions of Secap, DSI and MMT under the purchase method and accordingly, the operating results of these acquisitions have been included in our consolidated financial statements since the date of acquisition. The acquisitions of Secap, DSI and MMT did not materially impact income from continuing operations for the first quarter of 2002.

Liquidity and Capital Resources
-------------------------------

Our ratio of current assets to current liabilities declined to .81 to 1 at March 31, 2002 compared with .83 to 1 at December 31, 2001. The decrease in this ratio was primarily due to the reclassification of long-term debt to short-term.

Our cash and cash equivalents increased to $264.3 million at March 31, 2002, from $231.6 million at December 31, 2001. The increase resulted primarily from $208.8 million provided by operating activities, offset in part by $21.7 million and $153.7 million used in investing and financing activities, respectively. Net cash of $208.8 million provided by operating activities consisted primarily of net income adjusted for non cash items and changes in working capital. Net cash of $21.7 million used in investing activities consisted primarily of investments in fixed assets and leveraged leases, partially offset by cash generated from investments in capital services. Net cash of $153.7 million used in financing activities consisted primarily of stock repurchases and dividends paid to stockholders.

Excluding special items and discontinued operations in 2001, the ratio of earnings before interest and taxes (EBIT) to interest was 5.2x and 4.8x and the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest was 6.6x and 6.0x for the quarters ended March 31, 2002 and 2001, respectively. The ratio of total debt to total debt and stockholders' equity was 79.7% at March 31, 2002 and December 31, 2001. Including the preferred stockholders' equity in a subsidiary company as debt, the ratio of total debt to total debt and stockholders' equity was 81.0% at March 31, 2002 and December 31, 2001. During the first quarter of 2002, we repurchased 1.7 million shares for $72.3 million. Excluding the cash flow impacts of special items, free cash flow was $189 million in the first quarter of 2002.

Financings and Capitalization
-----------------------------

In October 2001, the company filed a shelf registration statement with the SEC permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. Pursuant to this registration statement, on February 20, 2002, the company completed an offering of Euros 250 million of senior unsecured notes. These notes bear interest at a floating rate of EURIBOR plus 20 basis points, set two Euro business days preceding the quarterly interest payment dates and mature in August 2003. The notes are listed on the Luxembourg Stock Exchange and have been designated as a hedge of Euro denominated assets held by the company. The proceeds from these notes were used for general corporate purposes which may include repaying commercial paper, financing acquisitions and the repurchase of company stock. On March 31, 2002, $1.8 billion remained available under this registration statement.

Pitney Bowes Credit Corporation (PBCC) has $75 million of unissued debt securities available at March 31, 2002 from a shelf registration statement filed with the SEC in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D.

We believe that our financing needs for the next 12 months can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and existing commercial paper and medium-term note programs.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 19

Capital Investments
-------------------

In the first quarter of 2002, net investments in fixed assets included $34.3 million in net additions to property, plant and equipment and $6.2 million in net additions to rental equipment and related inventories compared with $31.5 million and $25.2 million, respectively, in the same period in 2001. These additions include expenditures for normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters. In 2001, additions to rental assets also included the purchase of facsimile and copier equipment related to the discontinued operations of IGI. Excluding IGI, net additions to property, plant and equipment and rental equipment were $31.0 million and $9.5 million respectively, for the first quarter of 2001.

We expect net investments in fixed assets for the remainder of 2002, relating to continuing operations, to be slightly higher than the prior year. These investments will also be impacted by the timing of our customers' transition to digital meters. At March 31, 2002, commitments for the acquisition of property, plant and equipment reflected plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.


Regulatory Matters
------------------

In 2000, the U.S. Postal Service (USPS) issued a proposed schedule for the phaseout of manually reset electronic meters in the U.S. as follows:

o As of February 1, 2000, new placements of manually reset electronic meters were no longer permitted.

o The current users of manually reset electronic meters could continue to use these meters for the term of their rental and lease agreements. Leases or rentals due to expire in 2000 could be extended to December 31, 2001.

On November 15, 2001, the USPS issued a final rule as follows:

o New placements of non-digital meters without the "timeout" feature that enables the meters to be automatically disabled, if not reset within a specified time period are no longer permitted after December 31, 2002. These meters must be off the market by December 31, 2006.

o New placements of non-digital meters with a "timeout" feature are no longer permitted after June 2004. These meters must be off the market by December 31, 2008.

We adopted a formal meter transition plan in the second quarter of 2001, to transition to the next generation of networked mailing technology.

USPS Information Based Indicia Program (IBIP)

In May 1995, the USPS publicly announced its concept of its IBIP for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which would significantly enhance postal revenue security and support expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications: (i) the Indicium specification;
(ii) a Postal Security Device specification; (iii) a Host specification; and
(iv) a Vendor Infrastructure specification. During the period from May 1995 through March 31, 2002, we submitted extensive comments to a series of proposed IBIP specifications issued by the USPS, including comments on the IBI Performance Criteria.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 20

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


Forward-Looking Statements
--------------------------

We want to caution readers that any forward-looking statements with the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q, other reports or press releases or made by the company's management involve risks and uncertainties which may change based on various important factors. These forward-looking statements are those which talk about the company's or management's current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

o   changes in international or national political or economic conditions
o   changes in postal regulations
o   timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o   successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o   the company's success at managing customer credit risk
o   changes in interest rates
o   foreign currency fluctuations
o   timing and execution of the restructuring plan
o regulatory approvals and satisfaction of other conditions to consummation of any acquisitions
o impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 21

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


Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

        Reg. S-K
        Exhibits             Description
        --------             -----------------------------------


            (12)             Computation of ratio of
                             earnings to fixed charges

(b) Reports on Form 8-K

On January 31, 2002, the company filed a current report on Form 8-K pursuant to
Item 5 thereof, reporting the Press Release dated January 29, 2002 for the quarter and year ended December 31, 2001.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2002
Page 22



                             Signatures
                             ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                           PITNEY BOWES INC.




May 10, 2002




                           /s/ B. P. Nolop
                           ---------------------------------------------
                           B. P. Nolop
                           Executive Vice President and
                           Chief Financial Officer
                           (Principal Financial Officer)



                           /s/ A. F. Henock
                           ---------------------------------------------
                           A. F. Henock
                           Vice President - Finance
                           (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------



           Reg. S-K
           Exhibits            Description
           --------            ----------------------------------------------

              (10)             Amendments to Rights Agreement

              (12)             Computation of ratio of
                               earnings to fixed charges

                                                                    Exhibit (10)
                                                                    -----------

                         AMENDMENTS TO RIGHTS AGREEMENT
                         ------------------------------


1. General Background. In accordance with Section 27 of the Rights Agreement between First Chicago Trust Company (as successor to Chemical Mellon Shareholder Services, LLC) (the "Rights Agent") and Pitney Bowes Inc. dated December 11, 1995 (the "Agreement"), the Rights Agent and Pitney Bowes Inc. desire to amend the Agreement.

2. Effectiveness. This Amendment shall be effective as of April 8, 2002 (the "Amendment") and all defined terms and definitions in the Agreement shall be the same in the Amendment except as specifically revised by the Amendment.

3. Revision. Section 21 of the Agreement entitled "Change of Rights Agent" is hereby deleted in its entirety and replaced with the following:

        Change of Rights Agent. The Rights Agent or any successor Rights Agent may resign and be discharged from its duties under this Agreement upon 30 days' notice in writing mailed to the Company and to each transfer agent of the Common Shares or Preferred Shares by registered or certified mail, and to the holders of the Right Certificates by first-class mail. The Company may remove the Rights Agent or any successor Rights Agent, as the case may be, upon 30 days' notice in writing, mailed to the Rights Agent or Successor Rights Agent, as the case may be, and to each transfer agent of the Common Shares or Preferred Shares by registered or certified mail, and to the holders of the Right Certificates by first-class mail. If the Rights Agent shall resign or be removed or shall otherwise become incapable of acting, the Company shall appoint a successor to the Rights Agent. If the Company shall fail to make such appointment within a period of 30 days after giving notice of such removal or after it has been notified in writing of such resignation or incapacity by the resigning or incapacitated Rights Agent or by the holder of Right Certificate (who shall, with such notice, submit such holder's Right Certificate for inspection by the Company), then the registered holder of any Right Certificate may apply to any court of competent jurisdiction for the appointment of a new Rights Agent. Any successor Rights Agent, whether appointed by the Company or by such a court, shall be a corporation or trust company organized and doing business under the laws of the United States, or of any state of the United States, in good standing, which is authorized under such laws to exercise corporate trust or stock transfer powers and is subject to supervision or examination by federal or state authority and which has individually or combined with an affiliate at the time of its appointment as Rights Agent a combined capital and surplus of at least $25 million. After appointment, the successor Rights Agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named as Rights Agent without further act or deed; but the predecessor Rights Agent shall deliver and transfer to the successor Rights Agent any property at the time held by it hereunder, and execute and deliver any further assurance, conveyance, act or deed necessary for the purpose. Not later than the effective date of any such appointment the Company shall file notice thereof in writing with the predecessor Rights Agent and each transfer agent of the Common Shares or Preferred Shares, and mail a notice thereof in writing to the registered holders of the Right Certificates. Failure to give any notice provided for in this Section 21, however, or any defect therein, shall not affect the legality or validity of the resignation or removal of the Rights Agent or the appointment of the successor Rights Agent, as the case may be.

4. The legend specified in Section 3(c) of the Rights Agreement is hereby amended by substituting EquiServe Trust Company, N.A., as the successor Rights Agent to the Rights Agreement in place of First Chicago Trust Company of New York.

5. Except as amended hereby, the Agreement and all schedules or exhibits thereto shall remain in full force and effect.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed in their names and on their behalf by and through their duly authorized officers, as of this 11th day of April, 2002.




Pitney Bowes Inc.                               First Chicago Trust Company

/s/Amy C. Corn                                  /s/Michael J. Foley
------------------------                      ---------------------------
By:    Amy C. Corn                              By:  Michael J. Foley
Title: Vice President and                       Title: Chief Marketing Officer
       Corporate Secretary


                                                                   Exhibit (12)
                                                                   -----------

                                Pitney Bowes Inc.
              Computation of Ratio of Earnings to Fixed Charges (1)
              ----------------------------------------------------

  (Dollars in thousands)

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                            2002            2001(2)
                                                                      ----------       -----------
  Income before income taxes.....................................      $ 188,536       $ 148,899

  Add:
    Interest expense.............................................         48,391          52,788
    Portion of rents
      representative of the
      interest factor............................................         10,279          10,266
    Amortization of capitalized
      interest...................................................            243             243
    Minority interest
      in the income of
      subsidiary with
      fixed charges..............................................          1,238           3,361
                                                                       ---------       ---------

  Income as adjusted.............................................      $ 248,687       $ 215,557
                                                                       =========       =========

  Fixed charges:
    Interest expense.............................................      $  48,391       $  52,788
    Portion of rents
      representative of the
      interest factor............................................         10,279          10,266
    Minority interest, excluding
      taxes, in the income of
      subsidiary with fixed
      charges....................................................          1,802           4,815
                                                                       ---------       ---------

  Total fixed charges............................................      $  60,472       $  67,869
                                                                      ==========       =========

  Ratio of earnings to fixed
     charges.....................................................           4.11            3.18
                                                                      ==========       =========
  Ratio of earnings to fixed
       charges excluding minority
       interest..................................................           4.22            3.37
                                                                      ==========       =========

(1) The computation of the ratio of earnings to fixed charges has been computed by dividing income before income taxes as adjusted by fixed charges. Included in fixed charges is one-third of rental expense as the representative portion of interest.

(2) Interest expense and the portion of rents representative of the interest factor of the discontinued operations of IGI and AMIC have been excluded from fixed charges in the computation.

       Including these amounts in fixed charges, the ratio of earnings to fixed charges would be 3.09 for the three months ended March 31, 2001. The ratio of earnings to fixed charges excluding minority interest would be
       3.26 for the three months ended March 31, 2001.