Form 10-Q
period 2002-06-30
PITNEY BOWES INC /DE/
filed 2002-08-13
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M  1 0 - Q




 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002

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

Number of shares of common stock, $1 par value, outstanding as of July 31, 2002 is 238,382,449.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 2


                                Pitney Bowes Inc.
                                     Index
                                ----------------
                                                                     Page Number
                                                                     -----------

Part I - Financial Information:

    Item 1: Financial Statements

      Consolidated Statements of Income (unaudited) - Three and
           Six Months Ended June 30, 2002 and 2001.................       3

      Consolidated Balance Sheets - June 30, 2002 (unaudited)
           and December 31, 2001...................................       4

      Consolidated Statements of Cash Flows (unaudited) - Six
           Months Ended June 30, 2002 and 2001.....................       5

      Notes to Consolidated Financial Statements...................  6 - 14

    Item 2: Management's Discussion and Analysis of
               Financial Condition and Results of Operations....... 15 - 24

Part II - Other Information:

    Item 1:  Legal Proceedings.....................................      24

    Item 4:  Submission of Matters to a Vote of
                 Security Holders .................................      25

    Item 6:  Exhibits and Reports on Form 8-K......................      25

Signatures ........................................................      26

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 3

                                                                     Part I - Financial Information

                                                                            Pitney Bowes Inc.
   Item 1. Financial Statements.                                    Consolidated Statements of Income
                                                                               (Unaudited)
                                                                  ------------------------------------

(Dollars in thousands, except per share data)
                                                           Three Months Ended June 30,                    Six Months Ended June 30,
                                                         -----------------------------      ----------------------------------------
                                                                  2002            2001                2002                     2001
                                                         -------------    ------------      --------------            -------------
Revenue from:
     Sales and management services...................    $     568,688    $    522,434      $    1,109,887            $     993,906
     Rentals and financing...........................          369,466         365,098             739,618                  733,090
     Support services................................          143,171         133,332             281,328                  260,191
                                                         -------------    ------------      --------------            -------------

         Total revenue...............................        1,081,325       1,020,864           2,130,833                1,987,187
                                                         -------------    ------------      --------------            -------------

Costs and expenses:
     Cost of sales and management services...........          339,654         303,961             673,924                  582,311
     Cost of rentals and financing...................           90,005          90,227             180,672                  181,060
     Cost of meter transition - impairment (Note 12).                -         227,300                   -                  227,300
     Cost of meter transition - additional depreciation
     (Note 12).......................................                -          20,400                   -                   20,400
     Selling, service and administrative.............          361,930         336,137             718,598                  659,040
     Research and development........................           36,095          34,865              70,164                   66,467
     Other income (Note 13)..........................                -        (362,172)                  -                 (362,172)
     Interest, net...................................           45,327          44,301              90,625                   94,886
     Restructuring charges (Note 11).................                -          27,609                   -                   70,760
                                                         -------------    ------------      --------------            -------------

         Total costs and expenses....................          873,011         722,628           1,733,983                1,540,052
                                                         -------------    ------------      --------------            -------------

Income from continuing operations before income taxes          208,314         298,236             396,850                  447,135
Provision for income taxes...........................           65,211         110,380             124,230                  155,342
                                                         -------------    ------------      --------------            -------------

Income from continuing operations....................          143,103         187,856             272,620                  291,793
Loss on disposal of discontinued operations (Note 2)                 -         (10,827)                  -                  (10,827)
                                                         -------------    ------------      --------------            -------------

Net income...........................................    $     143,103    $    177,029      $      272,620            $     280,966
                                                         =============    ============      ==============            =============

Basic earnings per share:
  Continuing operations..............................    $         .60    $        .76                1.13            $        1.18
  Discontinued operations............................                -            (.04)                  -                     (.04)
                                                         -------------    ------------      --------------            -------------
  Net income.........................................    $         .60    $        .72      $         1.13            $        1.14
                                                         =============    ============      ==============            =============
Diluted earnings per share:
  Continuing operations..............................    $         .59    $        .76      $         1.12            $        1.17
  Discontinued operations............................                -            (.04)                  -                     (.04)
                                                         -------------    ------------      --------------            -------------

  Net income.........................................    $         .59    $        .71      $         1.12            $        1.13
                                                         =============    ============      ==============            =============

Dividends declared per share of common stock.........    $        .295    $        .29      $          .59            $         .58
                                                         =============    ============      ==============            =============

Ratio of earnings to fixed charges...................             4.41            5.82                4.26                     4.43
                                                         =============    ============      ==============            =============
Ratio of earnings to fixed charges
     excluding minority interest.....................             4.54            6.20                4.38                     4.72
                                                         =============    ============      ==============            =============

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 4

                                Pitney Bowes Inc.
                           Consolidated Balance Sheets
                                                                                       June 30,        December 31,
(Dollars in thousands, except share data)                                                  2002                2001
                                                                                ---------------    ----------------
                                                                                     (Unaudited)
Assets
------
Current assets:
     Cash and cash equivalents.............................................     $       240,643    $        231,588
     Short-term investments, at cost which
         approximates market...............................................              11,946               1,790
     Accounts receivable, less allowances:
         6/02, $33,392; 12/01, $32,448.....................................             414,322             408,414
     Finance receivables, less allowances:
         6/02, $66,991; 12/01, $61,451.....................................           1,622,835           1,601,189
     Inventories (Note 3)..................................................             193,533             163,012
     Other current assets and prepayments..................................             161,117             150,615
                                                                                ---------------    ----------------

         Total current assets..............................................           2,644,396           2,556,608

Property, plant and equipment, net (Note 4)................................             554,489             534,595
Rental equipment and related inventories, net (Note 4).....................             450,508             472,186
Property leased under capital leases, net (Note 4).........................               1,006               1,489
Long-term finance receivables, less allowances:
     6/02, $66,143; 12/01, $65,967.........................................           1,780,539           1,898,976
Investment in leveraged leases.............................................           1,388,732           1,337,282
Goodwill ..................................................................             668,552             635,873
Other assets, net of amortization..........................................             818,336             881,462
                                                                                ---------------    ----------------

Total assets  ............................................................      $     8,306,558    $      8,318,471
                                                                                ===============    ================

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities..............................     $     1,280,707    $      1,425,809
     Income taxes payable..................................................             237,225             250,895
     Notes payable and current portion of
         long-term obligations ............................................           1,459,165           1,072,057
     Advance billings......................................................             339,587             334,281
                                                                                ---------------    ----------------

         Total current liabilities.........................................           3,316,684           3,083,042

Deferred taxes on income...................................................           1,284,301           1,273,593
Long-term debt (Note 5)....................................................           2,129,027           2,419,150
Other noncurrent liabilities...............................................             353,638             341,331
                                                                                ---------------    ----------------

         Total liabilities.................................................           7,083,650           7,117,116
                                                                                ---------------    ----------------

Preferred stockholders' equity in a subsidiary company.....................             310,000             310,000

Stockholders' equity:
     Cumulative preferred stock, $50 par
         value, 4% convertible.............................................                  24                  24
     Cumulative preference stock, no par
         value, $2.12 convertible..........................................               1,539               1,603
     Common stock, $1 par value............................................             323,338             323,338
     Capital in excess of par value........................................                 960               6,979
     Retained earnings.....................................................           3,788,916           3,658,481
     Accumulated other comprehensive income (Note 8).......................            (132,796)           (155,380)
     Treasury stock, at cost...............................................          (3,069,073)         (2,943,690)
                                                                                ---------------     ---------------

         Total stockholders' equity........................................             912,908             891,355
                                                                                ---------------     ---------------

Total liabilities and stockholders' equity     ...........................      $     8,306,558     $     8,318,471
                                                                                ===============     ===============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 5

                                                      Pitney Bowes Inc.
                                               Consolidated Statements of Cash Flows
                                                            (Unaudited)
                                              --------------------------------------
(Dollars in thousands)
                                                                                         Six Months Ended June 30,
                                                                                  --------------------------------
                                                                                           2002               2001
                                                                                  -------------      -------------
Cash flows from operating activities:
     Net income ..............................................................    $     272,620      $     280,966
     Nonrecurring charges, net................................................                -            210,126
     Nonrecurring payments....................................................          (38,790)           (20,571)
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization...................................          129,095            160,685
              Increase in deferred taxes on income............................           25,654             74,629
              Change in assets and liabilities, net of
               effects of acquisitions:
                  Accounts receivable.........................................          (12,185)             9,004
                  Net investment in internal finance receivables..............          (20,244)            25,355
                  Inventories.................................................          (28,682)            14,091
                  Other current assets and prepayments........................           (3,865)             5,785
                  Accounts payable and accrued liabilities....................            1,341           (116,258)
                  Income taxes payable........................................           (9,327)           123,348
                  Advance billings............................................            3,157            (20,546)
                  Other, net..................................................            8,489            (17,207)
                                                                                  -------------      -------------

                  Net cash provided by operating activities...................          327,263            729,407
                                                                                  -------------      -------------

Cash flows from investing activities:
     Short-term investments...................................................          (10,115)            11,806
     Net investment in fixed assets...........................................          (96,939)          (116,136)
     Net investment in finance receivables....................................           (1,645)            17,340
     Net investment in capital services.......................................           40,703             74,296
     Investment in leveraged leases...........................................          (48,251)           (66,470)
     Net investment in insurance contracts....................................              862              1,591
     Acquisitions, net of cash acquired.......................................                -           (372,520)
     Reserve account deposits.................................................              675             80,722
     Other investing activities...............................................           (5,235)           (13,873)
                                                                                  -------------      -------------

                  Net cash used in investing activities.......................         (119,945)          (383,244)
                                                                                  -------------      -------------

Cash flows from financing activities:
     Increase (decrease) in notes payable, net................................           58,087            (92,262)
     Proceeds from long-term obligations......................................          217,938            301,165
     Principal payments on long-term obligations..............................         (202,415)          (287,352)
     Proceeds from issuance of stock..........................................           29,671             20,505
     Stock repurchases........................................................         (161,137)          (143,535)
     Dividends paid...........................................................         (142,185)          (143,524)
                                                                                  -------------      -------------

                  Net cash used in financing activities.......................         (200,041)          (345,003)
                                                                                  -------------      -------------

Effect of exchange rate changes on cash.......................................            1,778                194
                                                                                  -------------      -------------

Increase in cash and cash equivalents.........................................            9,055              1,354

Cash and cash equivalents at beginning of period..............................          231,588            198,255
                                                                                  -------------      -------------

Cash and cash equivalents at end of period....................................    $     240,643      $     199,609
                                                                                  =============      =============

Interest paid ...............................................................     $      94,303      $     102,343
                                                                                  =============      =============

Income taxes paid, net........................................................    $      88,769      $      71,167
                                                                                  =============      =============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 6
                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at June 30, 2002 and December 31, 2001, the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001 have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 2001 Annual Report to Stockholders on Form 10-K. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.


Note 2:
------

On December 3, 2001, the company completed the spin off of its office systems business to stockholders as an independent, publicly-traded company under the name of Imagistics International Inc. (IGI).

Revenue of IGI was $155.2 million and $307.1 million for the three and six months ended June 30, 2001, respectively. Net interest expense allocated to IGI's discontinued operations was $3.0 million and $5.9 million for the three and six months ended June 30, 2001, respectively. Interest has been allocated based on the net assets of IGI charged at the company's weighted average borrowing rate. Operating results of IGI have been segregated and reported as discontinued operations in the Consolidated Statements of Income for the three and six months ended June 30, 2001. Income from IGI's discontinued operations for the three and six months ended June 30, 2001 was $.4 million (net of taxes of $.6 million), and $8.0 million (net of taxes of $5.4 million), respectively, offset by costs, expenses and restructuring charges directly associated with the spin-off. Cash flow impacts of IGI's discontinued operations have not been segregated in the Consolidated Statement of Cash Flows for the six months ended June 30, 2001.


Note 3:
------

Inventories are composed of the following:

(Dollars in thousands)                                                                     June 30,            December 31,
                                                                                               2002                    2001
                                                                                  -----------------       -----------------
Raw materials and work in process..........................................       $          67,186       $          55,679
Supplies and service parts.................................................                  57,098                  48,498
Finished products..........................................................                  69,249                  58,835
                                                                                  -----------------       -----------------

Total  ...................................................................        $         193,533       $         163,012
                                                                                  =================       =================

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 7

Note 4:
------

Fixed assets are composed of the following:

(Dollars in thousands)                                                                     June 30,            December 31,
                                                                                               2002                    2001
                                                                                  -----------------       -----------------
Property, plant and equipment..............................................       $       1,329,661       $       1,261,102
Accumulated depreciation...................................................                (775,172)               (726,507)
                                                                                  -----------------       -----------------

Property, plant and equipment, net.........................................       $         554,489       $         534,595
                                                                                  =================       =================

Rental equipment and related inventories...................................       $       1,099,973       $       1,079,260
Accumulated depreciation...................................................                (649,465)               (607,074)
                                                                                  -----------------       -----------------

Rental equipment and related inventories, net..............................       $         450,508       $         472,186
                                                                                  =================       =================

Property leased under capital leases.......................................       $          19,199       $          19,240
Accumulated amortization...................................................                 (18,193)                (17,751)
                                                                                  -----------------       -----------------

Property leased under capital leases, net..................................       $           1,006       $           1,489
                                                                                  =================       =================

Depreciation expense from continuing operations was $115.3 million and $113.1 million for the six months ended June 30, 2002 and 2001, respectively.


Note 5:
------

In October 2001, the company filed a shelf registration statement with the SEC permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. Pursuant to this registration statement, on February 20, 2002, the company completed an offering of Euros 250 million of senior unsecured notes. These notes bear interest at a floating rate of EURIBOR plus 20 basis points, set two Euro business days preceding the quarterly interest payment dates and mature in August 2003. The notes are listed on the Luxembourg Stock Exchange and have been designated as a hedge of Euro denominated assets held by the company. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, financing acquisitions and the repurchase of company stock. On June 30, 2002, $1.8 billion remained available under this registration statement.

Pitney Bowes Credit Corporation (PBCC) has $75 million of unissued debt securities available at June 30, 2002 from a shelf registration statement filed with the SEC in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 8

Note 6:
------

A reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 2002 and 2001 is as follows (in thousands, except per share data):

                                                       2002                                                 2001
                                    --------------------------------------------        --------------------------------------------

                                                                             Per                                                 Per
                                           Income           Shares         Share               Income            Shares        Share
--------------------------------------------------------------------------------        --------------------------------------------
Income from continuing
  operations                        $     143,103                                       $     187,856
Less:
     Preferred stock
      dividends                                 -                                                   -
     Preference stock
      dividends                               (31)                                                (33)
--------------------------------------------------------------------------------        --------------------------------------------

Basic earnings per
 share                              $     143,072          239,948     $     .60        $     187,823           246,433    $     .76
--------------------------------------------------------------------------------        --------------------------------------------

Effect of dilutive
 securities:
     Preferred stock                            -               12                                  -                13
     Preference stock                          31              944                                 33               984
     Stock options                                           1,951                                                  828
     Other                                                     113                                                  162
--------------------------------------------------------------------------------        --------------------------------------------

Diluted earnings per
 share                              $     143,103          242,968     $     .59        $     187,856           248,420    $     .76
================================================================================        ============================================


A reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2002 and 2001 is as follows (in thousands, except per share data):

                                                       2002                                                 2001
                                    --------------------------------------------        --------------------------------------------

                                                                             Per                                                 Per
                                           Income           Shares         Share               Income            Shares        Share
--------------------------------------------------------------------------------        --------------------------------------------

Income from continuing
  operations                        $     272,620                                       $     291,793
Less:
     Preferred stock
      dividends                                 -                                                  (1)
     Preference stock
      dividends                               (61)                                                (66)
--------------------------------------------------------------------------------        --------------------------------------------

Basic earnings per
 share                              $     272,559          240,799     $    1.13        $     291,726           247,328    $    1.18
--------------------------------------------------------------------------------        --------------------------------------------

Effect of dilutive
 securities:
     Preferred stock                            -               12                                  1                14
     Preference stock                          61              947                                 66               998
     Stock options                                           1,876                                                  678
     Other                                                     100                                                  129
--------------------------------------------------------------------------------        --------------------------------------------

Diluted earnings per
 share                              $     272,620          243,734     $    1.12        $     291,793           249,147    $    1.17
================================================================================        ============================================

In accordance with Statement of Financial Accounting Standards (FAS) No. 128, "Earnings per Share," 2.1 million and 2.6 million common stock equivalent shares were excluded from the above computation, for the six months ended June 30, 2002 and 2001, respectively, because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares would be antidilutive.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 9

Note 7:
------

Revenue and operating profit by business segment for the three and six months ended June 30, 2002 and 2001 were as follows:

                                                               Three Months Ended June 30,           Six Months Ended June 30,
                                                         --------------------------------   ----------------------------------
(Dollars in thousands)                                          2002               2001(2)          2002               2001(2)
                                                         -----------          -----------     ----------           ----------
Revenue:
   Global Mailing....................................... $   737,203          $   727,265     $1,449,294           $1,415,489
   Enterprise Solutions.................................     299,131              246,882        590,521              477,472
                                                         -----------          -----------     ----------           ----------

   Total Messaging Solutions............................   1,036,334              974,147      2,039,815            1,892,961

   Capital Services.....................................      44,991               46,717         91,018               94,226
                                                         -----------           ----------     ----------           ----------

Total revenue..........................................  $ 1,081,325          $ 1,020,864     $2,130,833           $1,987,187
                                                         ===========           ==========     ==========           ==========


Operating Profit: (1)
   Global Mailing....................................... $   225,087          $   227,207     $  426,668           $  431,536
   Enterprise Solutions.................................      22,354               19,405         39,935               38,224
                                                         -----------           ----------     ----------           ----------

   Total Messaging Solutions............................     247,441              246,612        466,603              469,760

   Capital Services.....................................      19,859               17,657         39,566               35,204
                                                         -----------           ----------     ----------           ----------

Total operating profit.................................  $   267,300          $   264,269     $  506,169           $  504,964


Unallocated amounts:
   Net interest (corporate interest expense,
    net of intercompany transactions)...................     (22,914)             (16,248)       (43,159)             (36,007)
   Corporate expense....................................     (36,072)             (36,648)       (66,160)             (65,534)
   Other income                                                    -              362,172              -              362,172
   Cost of meter transition.............................           -             (247,700)             -             (247,700)
   Restructuring charges.............................              -              (27,609)             -              (70,760)
                                                         -----------          -----------     ----------           ----------
Income from continuing operations before
 income taxes........................................... $   208,314          $   298,236     $  396,850           $  447,135
                                                         ===========          ===========     ==========           ==========

(1) Operating profit excludes general corporate expenses, income taxes and net interest other than that related to finance operations.
(2) Prior year amounts have been reclassified to conform with the current year presentation.

Net interest expense included in business segment operating profit was as follows:

                                                              Three Months Ended June 30,            Six Months Ended June 30,
                                                         --------------------------------     --------------------------------
(Dollars in thousands)                                          2002                 2001             2002                2001
                                                         -----------          -----------     ------------         -----------
   Global Mailing....................................... $    11,631          $    13,531     $     25,123         $    28,079
   Enterprise Solutions.................................         191                  216              416                 467
                                                         -----------          -----------     ------------         -----------

   Total Messaging Solutions............................      11,822               13,747           25,539              28,546

   Capital Services.....................................      10,591               14,306           21,927              30,333
                                                         -----------          -----------     ------------         -----------
Total net interest expense for reportable
 segments                                                     22,413               28,053           47,466              58,879
Net interest (corporate interest expense,
 net of intercompany transactions)......................      22,914               16,248           43,159              36,007
                                                         -----------          -----------     ------------         -----------

Consolidated net interest expense....................... $    45,327          $    44,301     $     90,625         $    94,886
                                                         ===========          ===========     ============         ===========


Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 10

Note 8:
------

Comprehensive income for the three and six months ended June 30, 2002 and 2001 was as follows:

(Dollars in thousands)

                                                            Three Months Ended June 30,               Six Months Ended June 30,
                                                          -----------------------------      ----------------------------------
                                                                   2002            2001                2002                2001
                                                          -------------   -------------      --------------     ---------------
Net income.............................................   $     143,103   $     177,029      $      272,620     $       280,966
Other comprehensive income:
   Foreign currency translation adjustments............          23,759         (12,469)             21,865                (873)
   Cumulative effect of accounting change..............               -               -                   -              (9,152)
   Net unrealized (losses)/gains on derivative
     instruments.......................................          (2,251)          1,367                 719               2,542
                                                          -------------   -------------      --------------     ---------------

Comprehensive income...................................   $     164,611   $     165,927      $      295,204     $       273,483
                                                          =============   =============      ==============     ===============


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

In 2001, FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles were evaluated against this new criterion and resulted in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles are not amortized into results of operations, but instead will be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. In 2001, we adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted on January 1, 2002. The adoption of these accounting standards did not materially impact results of operations for the three and six months ended June 30, 2002. The company has completed the transitional impairment test as required by FAS No. 142. Based upon the results of this analysis, no impairment loss resulted from the adoption of this standard. Goodwill will be reviewed for impairment on a periodic basis.

In 2001, FAS No. 143, "Accounting for Asset Retirement Obligations" was issued, amending FAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and applies to all entities. FAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is effective January 1, 2003. The company does not believe that this statement will have a material impact on its financial position, results of operations or cash flows.

In 2001, FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board (APB) Opinion 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to separate components of an entity. The provisions of FAS No. 144 have been adopted effective January 1, 2002. The adoption of these accounting standards did not materially impact results of operations for the three and six months ended June 30, 2002.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 11

In April 2002, FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction," was issued. Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The company does not believe that this statement will have a material impact on its financial position, results of operations or cash flows.

In July 2002, FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Early adoption is encouraged. The company is currently evaluating the impact of this statement.

Note 10:
-------

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

The following table summarizes the preliminary estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

 (Dollars in thousands)

Intangible assets                                                    $   62,200
Goodwill                                                                167,817
Other, net                                                              (23,590)
                                                                     ----------
   Purchase price                                                    $  206,427
                                                                     ==========


Intangible assets are composed of customer relationships valued at $33.9 million, and paper handling and meter technology valued at $22.9 million, and a trade name valued at $5.4 million. These intangible assets have a weighted-average useful life of approximately 15 years. The goodwill was assigned to the Global Mailing segment.

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

The following table summarizes the estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

 (Dollars in thousands)

Intangible assets                                                    $   43,800
Goodwill                                                                212,258
Other, net                                                               33,942
                                                                     ----------
   Purchase price                                                    $  290,000
                                                                     ==========

The intangible assets relate to customer relationships and have a useful life of approximately 15 years. The goodwill was assigned to the Enterprise Solutions segment.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 12

Bell & Howell International Mail and Messaging Technologies (MMT)

On June 5, 2001, the company completed the acquisition of MMT in Europe, Africa, the Middle East and Asia. The final purchase price, following post closing adjustments, was $44 million in cash. MMT markets and services high-end mail processing, sorting and service-related products through a network of distributors and direct operations. The acquisition has been accounted for under the purchase method, and accordingly, the operating results of the acquisition have been included in the company's consolidated financial statements since the date of acquisition.

The following table summarizes the estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

 (Dollars in thousands)

Intangible assets                                                    $   10,900
Goodwill                                                                 36,225
Other, net                                                               (3,125)
                                                                     ----------
   Purchase price                                                    $   44,000
                                                                     ==========

The intangible assets relate primarily to customer relationships and inserting technology. These intangibles have a weighted-average useful life of approximately 10 years. The goodwill was assigned to the Global Mailing segment.

Consolidated impact of acquisitions

The Consolidated Income Statement for the three months ended June 30, 2002 included revenues of $22.1 million, $62.5 million and $13.6 million from Secap, DSI and MMT, respectively. The Consolidated Income Statement for the six months ended June 30, 2002 included revenues of $45.3 million, $125.2 million and $25.4 million from Secap, DSI and MMT, respectively. The Consolidated Income Statement for the three and six months ended June 30, 2001 included revenues of $13.5 million from MMT. The acquisitions of Secap, DSI, and MMT did not materially impact net income for the three months and six months ended June 30, 2002 and 2001, respectively.

The following unaudited pro forma consolidated results have been prepared as if the acquisitions of Secap, DSI, and MMT had occurred on January 1, 2001:

(Dollars in thousands)

                                                               Three Months Ended June 30,       Six Months Ended June 30,
                                                              ----------------------------       -------------------------
                                                                      2002            2001              2002          2001
                                                              ------------   -------------       -----------  ------------
Total revenue                                                 $  1,081,325   $   1,133,445       $ 2,130,833  $  2,213,425

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

In August 2002, the company completed the acquisition of PSI Group, Inc.(PSI), the nation's largest mail pre-sort company, for approximately $130 million in cash. PSI prepares, sorts and aggregates mail to earn postal discounts and expedite delivery for its customers. PSI was established in 1995 and holds approximately a 5% share in the $1.2 billion outsourced pre-sort services market.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 13

Note 11:
-------

In 2001, the company adopted a formal restructuring plan to implement a common, streamlined business infrastructure as a result of our decisions to spin off our office systems business and align our mailing business on a global basis, as well as cost saving opportunities resulting from strategic acquisitions and partnerships, and additional benefits attained from the consolidation of our IT organization and ERP initiatives. In connection with this plan, the company recorded pretax restructuring charges of $28.9 million during the second quarter of 2001, of which $27.6 million was related to continuing operations, and the remaining $1.3 million related to discontinued operations. For the six months ended June 30, 2001, pretax restructuring charges were $103.9 million, of which $70.8 million was related to continuing operations and the remaining $33.1 million was related to discontinued operations. For the year ended December 31, 2001, pretax restructuring charges were $149.3 million, of which $116.1 million was related to continuing operations, and the remaining $33.2 million was related to discontinued operations. The restructuring charges related to continuing operations have been segregated in the Consolidated Statements of Income for the three and six months ended June 30, 2001. The restructuring charges related to discontinued operations have been reported in discontinued operations in the Consolidated Statements of Income for the three and six months ended June 30, 2001.

The restructuring charges related to continuing operations are composed of:

(Dollars in millions)

                                                                 Three                       Six
                                                             Months Ended               Months Ended               Year Ended
                                                            June 30, 2001              June 30, 2001          December 31, 2001
                                                            -------------              -------------          -----------------
Severance and benefit costs........................         $        12.4              $        47.6               $       74.3
Asset impairments .................................                  14.1                       16.3                       28.0
Other exit costs...................................                   1.1                        6.9                       13.8
                                                            -------------              -------------               ------------
                                                            $        27.6              $        70.8               $      116.1
                                                            =============              =============               ============

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,200 employees worldwide which was initiated in 2001 and will be substantially completed over the next three months. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 80% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe. None of the reductions will impact sales coverage. As of June 30, 2002, 1,133 employees were separated under these initiatives and approximately $57.2 million of severance and benefit costs were paid. Asset impairments relate primarily to the disposal or abandonment of certain hardware and software applications, resulting from the alignment of our mailing business on a global basis and ERP initiatives. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, other costs associated with business activities that have been exited and the consolidation of excess facilities.

Accrued restructuring charges at June 30, 2002 consist of the following:

(Dollars in millions)

                                                                                Ending                                Ending
                                    Total                                    balance at                           balance at
                            restructuring     2001 cash     Non-cash       December 31,         2002 cash           June 30,
                                  charges      payments      charges               2001          payments               2002
                            -------------     ---------    ---------        -----------         ---------        -----------

Severance and
 benefit costs              $        76.2    $     34.5    $       -        $      41.7         $   22.9         $      18.8

Asset impairments                    45.5             -         45.5                  -                -                   -

Other exit costs                     27.6          14.5            -               13.1              1.8                11.3
                            -------------    ----------    ---------        -----------         --------         -----------
                            $       149.3    $     49.0    $    45.5        $      54.8         $   24.7         $      30.1
                            =============    ==========    =========        ===========         ========         ===========

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

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 14

Note 12:
-------

In 2001, the company adopted a formal plan to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by the company's expanded access to technology and ability to move to networked products combined with expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. As a result of this plan, certain electronic meter rental assets and related equipment will not be placed back in service. In addition, certain leased equipment will either not be remarketed or will result in lower realization at end of lease as a result of the introduction of new technology. In connection with this plan, the company recorded non-cash pretax charges of $247.7 million and $268.3 million for the three months ended June 30, 2001 and year ended December 31, 2001, respectively, related to assets associated with our non-networked mailing technology. In November 2001, postal regulations were issued, consistent with our meter transition plan, defining the meter migration process and timing.

The charges related to the meter transition plan are composed of:

(Dollars in millions)

                                                                   Three and Six
                                                                    Months Ended              Year Ended
                                                                   June 30, 2001           December 31, 2001
                                                                   -------------           -----------------
Impairment of lease residual values                                  $     128.4              $        128.4
Impairment of meter rental assets                                           71.3                        71.3
Inventory writedowns                                                        27.6                        27.6
Additional depreciation costs on meter rental assets                        20.4                        41.0
                                                                   -------------           -----------------
                                                                     $     247.7              $        268.3
                                                                   =============           =================


Note 13:
-------

In June 2001, the company and Hewlett-Packard announced that they had reached an agreement resolving a lawsuit filed by the company in 1995. The lawsuit arose out of a dispute over print technology patents. Under the terms of the agreement, the companies resolved all pending patent litigation without admission of infringement and the company received $400 million in cash and ten year supply and technology agreements. This payment, net of legal fees and related expenses of $37.8 million was recorded as other income in the Consolidated Statements of Income for the three and six months ended June 30, 2001.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 15

Item 2.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                   -------------------------------------------------

Results of Continuing Operations - second quarter of 2002 vs. second quarter of
-------------------------------------------------------------------------------
2001
----

Our revenue increased six percent in the second quarter of 2002 to $1.08 billion compared with $1.02 billion in the second quarter of 2001. Income from continuing operations of $143.1 million in the second quarter of 2002, compares with $144.5 million in the second quarter of 2001 excluding special items, and $187.9 million including special items. Diluted earnings per share from continuing operations increased one percent to 59 cents in the second quarter of 2002 compared to 58 cents in the second quarter of 2001 excluding special items. Including special items, diluted earnings per share from continuing operations was 76 cents in the second quarter of 2001. Included as special items in the second quarter of 2001 were a $28 million pretax restructuring charge, a $248 million non-cash pretax charge related to meter transition and a net pretax gain of $362 million resulting from the settlement of a lawsuit with Hewlett-Packard. Excluding the acquisitions of Secap SA (Secap)and Danka Services International
(DSI), revenue declined two percent during the quarter. These acquisitions did not materially impact earnings either on a per share or aggregate basis.

Our second quarter 2002 revenue included $568.7 million from sales, up nine percent from $522.4 million in the second quarter of 2001; $369.5 million from rentals and financing, up one percent from $365.1 million; and $143.2 million from support services, up seven percent from $133.3 million. Sales revenue includes all revenues from Pitney Bowes Management Services (PBMS) which were $241.2 million and $174.5 million for the quarters ended June 30, 2002 and 2001, respectively. Excluding the acquisitions of Secap and DSI, sales revenue declined five percent.

Our Global Mailing segment includes worldwide revenues and related expenses from the rental of postage meters and the sale, rental and financing of mailing equipment, including mail finishing and software-based mail creation equipment, software-based shipping, transportation and logistics systems, and related supplies and services. During the second quarter of 2002, revenue increased one percent while operating profit declined less than one percent. Excluding the acquisition of Secap, Global Mailing revenues decreased two percent compared to the prior year. Revenue growth was negatively impacted by the weak economy and a sales force that was in training to prepare for the launch of the new DM line of digital, networked mailing systems late in the quarter. Within the Global Mailing segment, international mailing's double-digit revenue growth was supported by acquisition revenue and improving business trends in the UK. Excluding the revenue from the acquisition of Secap, international Global Mailing revenue grew less than one percent. International revenue was adversely affected by a weak global economy and a related continued slow-down in orders for mailing equipment in most of continental Europe.

Our Enterprise Solutions segment includes PBMS and Document Messaging Technologies (DMT). PBMS includes facilities management contracts for advanced mailing, reprographic, document management and other value-added services to large enterprises. DMT includes sales, service and financing of high speed, software-enabled production mail systems, sorting equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software. During the second quarter of 2002, revenue grew 21 percent and operating profit grew 15 percent. Revenue growth was driven by a 38 percent increase at PBMS. Excluding the revenue from the acquisition of DSI, PBMS revenue increased two percent for the quarter. The weak economy continues to have an adverse impact on some of our largest customers, which in turn resulted in reduced revenue growth opportunities for PBMS. DMT reported revenue of $58 million for the quarter, a decline of 20 percent from the prior year, with a greater decline in operating profit. Continued slow placements of high margin equipment, an increase in lower margin service revenue and investments in new product development contributed to the decline in operating profit during the quarter.

Total Messaging Solutions, the combined results of the Global Mailing segment and Enterprise Solutions segment, reported six percent revenue growth and flat operating profit growth.

Our Capital Services segment includes primarily asset- and fee-based income generated by large-ticket, non-core asset transactions. Revenue for the quarter declined four percent and operating profit increased 12 percent due to lower interest costs versus the prior year.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 16

Cost of sales increased to 59.7 percent of sales revenue in the second quarter of 2002 compared with 58.2 percent in the second quarter of 2001. The increase was mainly driven by the acquisition of DSI and the increasing mix of lower margin core PBMS sales revenue. Cost of sales attributable to PBMS was $193.7 million and $142.0 million for the quarters ended June 30, 2002 and 2001, respectively.

Cost of rentals and financing decreased to 24.4 percent of related revenue in the second quarter of 2002 compared with 24.7 percent in the second quarter of 2001.

Selling, service and administrative expenses were 33.5 percent of revenue in the second quarter of 2002 compared with 32.9 percent in the second quarter of 2001. The increase was due primarily to the higher mix of support services revenue and costs associated with growth initiatives.

Research and development expenses increased 3.5 percent to $36.1 million in the second quarter of 2002 compared with $34.9 million in the second quarter of 2001. The increase reflects our continued commitment to developing new technologies and enhanced mailing and software products.

Net interest expense increased to $45.3 million in the second quarter of 2002 from $44.3 million in the second quarter of 2001. The increase is due mainly to higher debt associated with borrowings to fund our investment in leasing and rental products, acquisitions and the stock repurchase program, partially offset by lower interest rates.

The effective tax rate for the second quarter of 2002 was 31.3 percent. Excluding special items in the second quarter of 2001, the effective tax rate was 31.6 percent. The tax rate was favorably impacted by the nonamortization approach to goodwill beginning in 2002.

Excluding special items, income from continuing operations decreased one percent while diluted earnings per share from continuing operations increased 1.2 percent. The diluted earnings per share increased more than income from continuing operations due primarily to the company's share repurchase program.

Results of Continuing Operations - six months of 2002 vs. six months of 2001
----------------------------------------------------------------------------

For the first six months of 2002 compared with the same period of 2001, revenue increased seven percent to $2.13 billion, and income from continuing operations, excluding special items, decreased one percent to $272.6 million. Excluding the acquisitions of Secap, DSI and MMT, revenue declined two percent during the first half of the year. The factors that affected revenue and earnings performance included those cited for the second quarter of 2002 versus 2001.

Accounting Pronouncements
-------------------------

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

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 17

In 2001, FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles were evaluated against this new criterion and resulted in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles are not amortized into results of operations, but instead will be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. In 2001, we adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted on January 1, 2002. The adoption of these accounting standards did not materially impact results of operations for the three and six months ended June 30, 2002. We completed the transitional impairment test as required by FAS No. 142. Based upon the results of this analysis, no impairment loss resulted from the adoption of this standard. Goodwill will be reviewed for impairment on a periodic basis.

In 2001, FAS No. 143, "Accounting for Asset Retirement Obligations" was issued, amending FAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and applies to all entities. FAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is effective January 1, 2003. We do not believe that this statement will have a material impact on its financial position, results of operations or cash flows.

In 2001, FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board (APB) Opinion 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to separate components of an entity. The provisions of FAS No. 144 have been adopted effective January 1, 2002. The adoption of these accounting standards did not materially impact results of operations for the three and six months ended June 30, 2002.

In April 2002, FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction," was issued. Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. We do not believe that this statement will have a material impact on its financial position, results of operations or cash flows.

In July 2002, FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Early adoption is encouraged. We are currently evaluating the impact of this statement.

Discontinued Operations
-----------------------

On December 3, 2001, we completed the spin off of our office systems business to stockholders as an independent, publicly-traded company under the name of Imagistics International Inc. (IGI). Operating results of IGI have been segregated and reported as discontinued operations in the Consolidated Statements of Income for the three and six months ended June 30, 2001.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 18

Restructuring Charges
---------------------

In 2001, we adopted a formal restructuring plan to implement a common, streamlined business infrastructure as a result of our decisions to spin off our office systems business and align our mailing business on a global basis, as well as cost saving opportunities resulting from strategic acquisitions and partnerships, and additional benefits attained from the consolidation of our IT organization and ERP initiatives. In connection with this plan, we recorded pretax restructuring charges of $28.9 million during the second quarter of 2001, of which $27.6 million was related to continuing operations, and the remaining $1.3 million related to discontinued operations.

For the six months ended June 30, 2001, pretax restructuring charges were $103.9 million, of which $70.8 million was related to continuing operations and the remaining $33.1 million was related to discontinued operations. For the year ended December 31, 2001, pretax restructuring charges were $149.3 million, of which $116.1 million was related to continuing operations, and the remaining $33.2 million was related to discontinued operations. The restructuring charges related to continuing operations have been segregated in the Consolidated Statements of Income for the three and six months ended June 30, 2001. The restructuring charges related to discontinued operations have been reported in discontinued operations in the Consolidated Statements of Income for the three and six months ended June 30, 2001.

The restructuring charges related to continuing operations are composed of:

(Dollars in millions)

                                                                 Three                       Six
                                                             Months Ended               Months Ended               Year Ended
                                                            June 30, 2001              June 30, 2001          December 31, 2001
                                                            -------------              -------------          -----------------
Severance and benefit costs........................         $        12.4              $        47.6               $       74.3
Asset impairments..................................                  14.1                       16.3                       28.0
Other exit costs...................................                   1.1                        6.9                       13.8
                                                            -------------              -------------               ------------
                                                            $        27.6              $        70.8               $      116.1
                                                            =============              =============               ============

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,200 employees worldwide which was initiated in 2001 and will be substantially completed over the next three months. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 80% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe. None of the reductions will impact sales coverage. As of June 30, 2002, 1,133 employees were separated under these initiatives and approximately $57.2 million of severance and benefit costs were paid. Asset impairments relate primarily to the disposal or abandonment of certain hardware and software applications, resulting from the alignment of our mailing business on a global basis and ERP initiatives. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, other costs associated with business activities that have been exited and the consolidation of excess facilities.

Accrued restructuring charges at June 30, 2002 consist of the following:

(Dollars in millions)

                                                                                Ending                                Ending
                                    Total                                    balance at                           balance at
                            restructuring     2001 cash     Non-cash       December 31,         2002 cash           June 30,
                                  charges      payments      charges               2001          payments               2002
                            -------------     ---------    ---------        -----------         ---------        -----------

Severance and
 benefit costs              $        76.2    $     34.5    $       -        $      41.7         $   22.9         $      18.8

Asset impairments                    45.5             -         45.5                  -                -                   -

Other exit costs                     27.6          14.5            -               13.1              1.8                11.3
                            -------------    ----------    ---------        -----------         --------         -----------
                            $       149.3    $     49.0    $    45.5        $      54.8         $   24.7         $      30.1
                            =============    ==========    =========        ===========         ========         ===========

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 19

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

Meter Transition
----------------

In 2001, we adopted a formal plan to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by our expanded access to technology and our ability to move to networked products combined with our expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. As a result of this plan, certain electronic meter rental assets and related equipment will not be placed back in service. In addition, certain leased equipment will either not be remarketed or will result in lower realization at end of lease as a result of the introduction of new technology. In connection with this plan, we recorded non-cash pretax charges of $247.7 million and $268.3 million for the three months ended June 30, 2001 and year ended December 31, 2001, respectively, related to assets associated with our non-networked mailing technology. In November 2001, postal regulations were issued, consistent with our meter transition plan, defining the meter migration process and timing.

The charges related to the meter transition plan are composed of:

(Dollars in millions)

                                                                   Three and Six
                                                                    Months Ended              Year Ended
                                                                   June 30, 2001           December 31, 2001
                                                                   -------------           -----------------
Impairment of lease residual values                                  $     128.4              $        128.4
Impairment of meter rental assets                                           71.3                        71.3
Inventory writedowns                                                        27.6                        27.6
Additional depreciation costs on meter rental assets                        20.4                        41.0
                                                                   -------------           -----------------
                                                                     $     247.7              $        268.3
                                                                   =============           =================

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

In June 2001, we acquired the MMT business in Europe, Africa, the Middle East and Asia. The final purchase price, following post closing adjustments, was $44 million in cash. MMT markets and services high-end mail processing, sorting and service-related products through a network of distributors and direct operations.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 20

We accounted for the acquisitions of Secap, DSI and MMT under the purchase method and accordingly, the operating results of these acquisitions have been included in our consolidated financial statements since the date of acquisition. The acquisitions of Secap, DSI and MMT did not materially affect income from continuing operations for the three and six months ended June 30, 2002 and 2001, respectively.

In August 2002, we completed the acquisition of PSI Group, Inc. (PSI), the nation's largest mail pre-sort company, for approximately $130 million in cash. PSI prepares, sorts and aggregates mail to earn postal discounts and expedite delivery for its customers. PSI was established in 1995 and holds approximately a 5% share in the $1.2 billion outsourced pre-sort services market.

Legal Settlements, net
----------------------

In June 2001, the company and Hewlett-Packard announced they had reached an agreement resolving a lawsuit filed by us in 1995. The lawsuit arose out of a dispute over print technology patents. Under the terms of the agreement, we resolved all pending patent litigation without admission of infringement and we received $400 million in cash and ten year supply and technology agreements. We recorded the cash payment, net of legal fees and related expenses of $37.8 million, as other income in the Consolidated Statements of Income for the three and six months ended June 30, 2001.

Liquidity and Capital Resources
-------------------------------

Our ratio of current assets to current liabilities declined to .80 to 1 at June 30, 2002 compared with .83 to 1 at December 31, 2001. The decrease in this ratio was primarily due to a higher amount of commercial paper borrowings and the reclassification of $134 million of long-term debt to short-term.

Our cash and cash equivalents increased to $240.6 million at June 30, 2002, from $231.6 million at December 31, 2001. The increase resulted primarily from $327.3 million provided by operating activities, offset in part by $119.9 million and $200.0 million used in investing and financing activities, respectively. Net cash provided by operating activities of $327.3 million consisted primarily of net income adjusted for non cash items and changes in working capital. Net cash used in investing activities of $119.9 million consisted primarily of investments in fixed assets and leveraged leases, partially offset by cash generated from investments in capital services transactions. Net cash used in financing activities of $200.0 million consisted primarily of stock repurchases and dividends paid to stockholders.

Excluding special items and discontinued operations in 2001, the ratio of earnings before interest and taxes (EBIT) to interest was 5.6x and 5.8x and the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest was 7.0x and 7.2x for the quarters ended June 30, 2002 and 2001, respectively. The ratio of total debt to total debt and stockholders' equity was 79.7% at June 30, 2002 and December 31, 2001. Including the preferred stockholders' equity in a subsidiary company as debt, the ratio of total debt to total debt and stockholders' equity was 81.0% at June 30, 2002 and December 31, 2001. During the second quarter of 2002, we repurchased 2.2 million shares for $88.8 million. Excluding the cash flow effects of special items, free cash flow was $269 million for the six months ended June 30, 2002.

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

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 21

The proceeds from these notes were used for general corporate purposes which may include repaying commercial paper, financing acquisitions and the repurchase of company stock. On June 30, 2002, $1.8 billion remained available under this registration statement. Pitney Bowes Credit Corporation (PBCC) has $75 million of unissued debt securities available at June 30, 2002 from a shelf registration statement filed with the SEC in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D.

We believe that our financing needs for the next 12 months can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and existing commercial paper and medium-term note programs.

Capital Investments
-------------------

In the first six months of 2002, net investments in fixed assets included $65.1 million in net additions to property, plant and equipment and $31.8 million in net additions to rental equipment and related inventories compared with $56.3 million and $59.8 million, respectively, in the same period in 2001. These additions include expenditures for normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters. In 2001, additions to rental assets also included the purchase of facsimile and copier equipment related to the discontinued operations of IGI. Excluding capital investments for IGI, net additions to property, plant and equipment and rental equipment were $55.5 million and $28.3 million, respectively, for the second quarter of 2001.

We expect net investments in fixed assets for the remainder of 2002, relating to continuing operations, to be slightly higher than the prior year. These investments will also be affected by the timing of our customers' transition to digital meters. At June 30, 2002, commitments for the acquisition of property, plant and equipment reflected plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Investment in Commercial Aircraft Leasing Transactions
------------------------------------------------------

At June 30, 2002, our total investment in commercial aircraft leasing transactions was $511.1 million, which is composed of transactions with U.S. and foreign airlines of 45 percent and 55 percent, respectively. This portfolio is diversified across 14 airlines and 33 aircraft. The commercial aircraft transactions are financed through investments in leveraged lease transactions of $299.5 million, direct financing lease transactions of $129.9 million, and through our equity interest in PBG Capital Partners LLC, in which our proportional equity share of commercial airline leasing transactions is $81.7 million. Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) our inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover our net investment; and/or (3) in the case of the leveraged lease portfolio, the absence of an equity defeasance or other third party credit arrangements. Approximately 45 percent of the leveraged lease portfolio has either equity defeasance accounts or third party credit arrangements.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 22

A further breakdown of our portfolio is as follows:


                                         # of        % of total
         Airline                     aircraft        investment
         -------                     --------        ----------
         U.S.
         ---
         United and subsidiary              5              12.4
         US Airways                         4              11.4
         Delta                              5              10.8
         America West                       1               3.6
         American                           6               3.5
         Southwest                          2               1.9
         Northwest                          1               1.1
         Alaska Air                         1                .2
                                           --              ----
                                           25              44.9
                                           --              ----

         Foreign
         -------
         KLM                                2              21.0
         Qantas                             2              14.5
         Japan                              2               8.8
         Air France                         1               6.4
         Lufthansa                          1               4.4
                                           --              ----
                                            8              55.1
                                           --              ----

            Total                          33             100.0
                                           ==             =====

We continue to monitor our investment in commercial aircraft leasing transactions given the current status of the airline industry. In particular, we are closely monitoring recent developments related to US Airways Group, Inc. (US Airways) and United Air Lines, Inc. (United).

Our investment in commercial aircraft leasing transactions includes four aircraft with US Airways for a total investment of $58.5 million. With respect to our aircraft, US Airways failed to make scheduled leveraged lease payments totaling $1.3 million that were due on July 1, 2002. As a result, we have suspended the recognition of financing income on all aircraft leases with US Airways. On August 11, 2002, US Airways filed for protection under Chapter 11 of the U.S. Bankruptcy Code. US Airways has publicly stated that its restructuring plan is predicated upon delivering cost reductions and concessions from its unions, aircraft lessors and financiers and other parties. US Airways has also publicly stated that it has received conditional approval from the Air Transportation Stabilization Board for a $1 billion collateralized loan backed by a federal guarantee that may be available to US Airways upon the successful ratification of its plan for reorganization and emergence from Chapter 11 protection.

We are uncertain as to the outcome of the US Airways bankruptcy proceeding and the impact on our investment in aircraft leases with US Airways. Under Section 1110 of the Bankruptcy Code, US Airways may, within 60 days of its filing for protection, cure any defaults under the lease agreements and agree to fulfill its future obligations under those leases to prevent the repossession of the aircraft. However, other actions that may be taken by either US Airways (including the rejection of our leases) or by others during the bankruptcy proceeding may cause a negative impact on our cash flow and could result in material charges related to a write-down of our investment in these transactions.

Our investment in commercial aircraft leasing transactions also includes four aircraft with United and one aircraft with a wholly-owned regional carrier subsidiary of United, for a total investment of $63.5 million. To date, United has made all contractual payments on the above transactions. While we have not been approached by the airline to discuss concessions or the potential restructuring of its obligations, we continue to monitor the airline's public disclosure of its discussions with its unions and with government officials. Continued deterioration of this situation or in the airline industry in general may cause a negative impact on our cash flow and could result in material charges related to a write-down of our investment in these or other airline transactions.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 23

The potential range of pretax write-downs associated with US Airways and United combined could be between zero and $100 million. Accordingly, due to the wide range of outcomes, no write-down has been recorded at this time. We will reevaluate our position in subsequent quarters as the US Airways bankruptcy proceeding continues and more information is disclosed about United's ability to fulfill its obligations under its leases.

Regulatory Matters
------------------

In 2000, the U.S. Postal Service (USPS) issued a schedule for the phaseout of manually reset electronic meters in the U.S. as follows:

o As of February 1, 2000, new placements of manually reset electronic meters were no longer permitted.

o The current users of manually reset electronic meters could continue to use these meters for the term of their rental and lease agreements. Leases or rentals due to expire in 2000 could be extended to December 31, 2001.

On November 15, 2001, the USPS issued a rule as follows:

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

We adopted a formal plan in the second quarter of 2001 to transition to the next generation of networked mailing technology.

USPS Information Based Indicia Program (IBIP)

In May 1995, the USPS publicly announced its concept of its IBIP for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which would significantly enhance postal revenue security and support expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications: (i) the Indicium specification;
(ii) a Postal Security Device specification; (iii) a Host specification; and
(iv) a Vendor Infrastructure specification. During the period from May 1995 through June 30, 2002, we submitted extensive comments to a series of proposed IBIP specifications issued by the USPS, including comments on the IBI Performance Criteria.

Other Regulatory Matters
------------------------

In June 2002, we received an examination report from the Internal Revenue Service (IRS) showing proposed income tax adjustments for the 1992 to 1994 tax years. The total additional tax proposed by the IRS for the 1992 through 1994 tax years is about $24 million. We are in the process of filing protests with the IRS to challenge most of the proposed deficiencies asserted by the IRS. We believe that we have meritorious defenses to those deficiencies and that the ultimate outcome will not result in a material effect on our consolidated results of operations or financial position. Depending on the outcome of the above matter, additional tax may be due for 1995 and future audit years. At any time, our provision for taxes could be impacted by changes in tax law and interpretations by governments or courts.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 24

Forward-Looking Statements
--------------------------

We want to caution readers that any forward-looking statements with the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q, other reports or press releases or made by the company's management involve risks and uncertainties which may change based on various important factors. These forward-looking statements are those which talk about the company's or management's current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

o changes in international or national political conditions, including any terrorist attacks
o negative developments in economic conditions, including adverse impacts on customer demand
o  changes in postal regulations
o  timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o  successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o the company's success at managing customer credit risk, including risks associated with commercial aircraft leasing transactions
o  changes in interest rates
o  foreign currency fluctuations
o  timing and execution of the restructuring plan
o regulatory approvals and satisfaction of other conditions to consummation of any acquisitions
o impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents
o  third-party suppliers ability to provide product components
o negative income tax adjustments for prior audit years and changes in tax laws or regulations.

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

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 25

Item 4:  Submission of Matters to a Vote of Security Holders

Below are the final results of the voting at the annual meeting of stockholders held on May 13, 2002:

Proposal 1 - Election of Directors

               Nominee                For                      Withheld
          -------------------     --------------              ---------
          Michael J. Critelli        206,104,943              3,760,692
          Herbert L. Henkel          206,146,050              3,719,585
          Michael I. Roth            206,115,974              3,749,661
          Robert E. Weissman         206,550,332              3,315,303

Proposal 2 - Appointment of PricewaterhouseCoopers LLP as Independent
             Accountants

              For                       Against                 Abstain
          -----------               -------------            ----------
          200,216,547                  8,560,483              1,088,605

Proposal 3 - Approval of the amendment and restatement of the 1991 Stock Plan

              For                       Against                 Abstain
          -----------                ------------            ----------
          160,091,537                 24,807,780              2,123,803

The following other directors continued their term of office after the annual meeting:

     Linda G. Alvarado                           James H. Keyes
     Colin G. Campbell                           John S. McFarlane
     Jessica P. Einhorn                          Eduardo R. Menasce
     Ernie Green                                 David L. Shedlarz


Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

           Reg. S-K
           Exhibits            Description
           --------            -------------------------------------------------

              (12)             Computation of ratio of
                               earnings to fixed charges

            (99.1)             Certification of Chief Executive Officer

            (99.2)             Certification of Chief Financial Officer



(b) Reports on Form 8-K

       On June 28, 2002, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated June 27, 2002 regarding its announcement to acquire 100% of the stock of PSI Group, Inc.

       On June 19, 2002, the company furnished a current report on Form 8-K pursuant to Item 9 thereof, reporting the 2002 Analyst Day web-cast presentation held on June 18, 2002 for the investment community to review growth strategies and business opportunities.

       On April 19, 2002, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated April 18, 2002 for the quarter ended March 31, 2002.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2002
Page 26



                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   PITNEY BOWES INC.




August 13, 2002




                                   /s/ B. P. Nolop
                                   -------------------------------------------
                                   B. P. Nolop
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)



                                   /s/ A. F. Henock
                                   -------------------------------------------
                                   A. F. Henock
                                   Vice President - Finance
                                   (Principal Accounting Officer)

                                  Exhibit Index




           Reg. S-K
           Exhibits            Description
           --------            ------------------------------------------------

              (12)             Computation of ratio of
                               earnings to fixed charges

            (99.1)             Certification of Chief Executive Officer

            (99.2)             Certification of Chief Financial Officer

                                                                                                                        Exhibit (12)

                                                                         Pitney Bowes Inc.
                                                       Computation of Ratio of Earnings to Fixed Charges (1)
                                                       -----------------------------------------------------

(Dollars in thousands)

                                                                   Three Months Ended                      Six Months Ended
                                                                        June 30,                               June 30,
                                                             ---------------------------------     ---------------------------------
                                                                       2002            2001(2)                2002           2001(2)
                                                             --------------     --------------     ---------------    --------------
Income from continuing operations
  before income taxes......................................  $      208,314     $      298,236     $       396,850    $      447,135

Add:
    Interest expense.......................................          48,754             46,338              97,145            99,126
    Portion of rents
       representative of the interest factor...............          10,251             11,079              20,530            21,345
    Amortization of capitalized interest...................             368                243                 611               486
    Minority interest in the
       income of subsidiary with fixed charges.............           1,391              2,648               2,629             6,009
                                                             --------------     --------------     ---------------    --------------

Income as adjusted.........................................  $      269,078     $      358,544     $       517,765    $      574,101
                                                             ==============     ==============     ===============    ==============

Fixed charges:
    Interest expense.......................................  $       48,754     $       46,338     $        97,145    $       99,126
    Capitalized interest...................................               -                  -                   -                 -
    Portion of rents
       representative of the interest factor...............          10,251             11,079              20,530            21,345
    Minority interest, excluding
       taxes, in the income of
       subsidiary with fixed charges.......................           2,025              4,204               3,827             9,208
                                                             --------------     --------------     ---------------    --------------

       Total fixed charges................................   $       61,030     $       61,621     $       121,502    $      129,679
                                                             ==============     ==============     ===============    ==============

Ratio of earnings to fixed charges........................             4.41               5.82                4.26              4.43
                                                             ==============     ==============     ===============    ==============

Ratio of earnings to fixed
    charges excluding minority interest...................             4.54               6.20                4.38              4.72
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

(2) Interest expense and the portion of rents representative of the interest factor of the discontinued operations of IGI have been excluded from fixed charges in the computation.

         Including these amounts in fixed charges, the ratio of earnings to fixed charges would be 5.59 and 4.27 for the three and six months ended June 30, 2001. The ratio of earnings to fixed charges excluding minority interest would be 5.93 and 4.54 for the three and six months ended June 30, 2001.

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pitney Bowes Inc. (the "company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C.
(S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Michael J. Critelli, Chief Executive Officer of the company, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.



/s/ Michael J. Critelli
------------------------
Michael J. Critelli
Chief Executive Officer
August 13, 2002

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pitney Bowes Inc. (the "company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C.
(S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, I, Bruce P. Nolop, Chief Financial Officer of the company, certify, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.



/s/ Bruce P. Nolop
-------------------
Bruce P. Nolop
Chief Financial Officer
August 13, 2002