Form 10-Q
period 2002-09-30
PITNEY BOWES INC /DE/
filed 2002-11-12
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M  1 0 - Q




 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002

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
Number of shares of common stock, $1 par value, outstanding as of October 31, 2002 is 236,537,774.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 2


                                Pitney Bowes Inc.
                                     Index
                                ----------------
                                                                     Page Number
                                                                     -----------

Part I - Financial Information:

    Item 1: Financial Statements

      Consolidated Statements of Income (unaudited) - Three and
           Nine Months Ended September 30, 2002 and 2001............           3

      Consolidated Balance Sheets - September 30, 2002 (unaudited)
           and December 31, 2001....................................           4

      Consolidated Statements of Cash Flows (unaudited) - Nine
           Months Ended September 30, 2002 and 2001.................           5

      Notes to Consolidated Financial Statements....................      6 - 14

    Item 2: Management's Discussion and Analysis of
                     Financial Condition and Results of Operations..     15 - 26

    Item 3: Quantitative and Qualitative Disclosures about
                     Market Risk....................................          26

    Item 4: Controls and Procedures.................................          26

Part II - Other Information:

    Item 1:  Legal Proceedings......................................          26

    Item 6:  Exhibits and Reports on Form 8-K.......................          27

Signatures .........................................................          28

Certification pursuant to Section 302 of the Sarbanes-Oxley Act.....     29 - 30

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 3

                                                              Part I - Financial Information

                                                                                 Pitney Bowes Inc.
   Item 1. Financial Statements.                                    Consolidated Statements of Income
                                                                                   (Unaudited)
                                                                    ---------------------------------
(Dollars in thousands, except per share data)              Three Months Ended September 30,         Nine Months Ended September 30,
                                                     --------------------------------------       ----------------------------------
                                                                2002                   2001                 2002               2001
                                                     ---------------         --------------       --------------      -------------

Revenue from:
     Sales and management services..............     $       592,481         $      541,947       $    1,702,368      $   1,535,853
     Rentals and financing......................             374,383                365,684            1,114,001          1,098,774
     Support services...........................             147,207                136,849              428,535            397,040
                                                     ---------------         --------------       --------------      -------------

         Total revenue..........................           1,114,071              1,044,480            3,244,904          3,031,667
                                                     ---------------         --------------       --------------      -------------

Costs and expenses:

     Cost of sales and management services......             356,753                332,909            1,030,677            915,220
     Cost of rentals and financing..............              91,082                 85,169              271,754            266,229
     Cost of meter transition - impairment (Note 12)               -                      -                    -            227,300
     Cost of meter transition -
      additional depreciation (Note 12).........                   -                 10,300                    -             30,700
     Selling, service and administrative........             377,336                344,850            1,095,934          1,003,890
     Research and development...................              33,925                 31,554              104,089             98,021
     Other income (Note 13).....................                   -                      -                    -           (362,172)
     Interest, net..............................              41,190                 45,315              131,815            140,201
     Restructuring charges (Note 11)............                   -                 17,879                    -             88,639
                                                     ---------------         --------------       --------------      -------------

         Total costs and expenses...............             900,286                867,976            2,634,269          2,408,028
                                                     ---------------         --------------       --------------      -------------

Income from continuing operations before income taxes        213,785                176,504              610,635            623,639
Provision for income taxes......................              66,899                 54,406              191,129            209,748
                                                     ---------------         --------------       --------------      -------------

Income from continuing operations...............             146,886                122,098              419,506            413,891
Loss on disposal of discontinued operations (Note 2)               -                 (4,884)                   -            (15,711)
                                                     ---------------         --------------       --------------      -------------

Net income......................................     $       146,886         $      117,214       $      419,506      $     398,180
                                                     ===============         ==============       ==============      =============
Basic earnings per share:
  Continuing operations.........................     $           .62         $          .50       $         1.75      $        1.68
  Discontinued operations.......................                   -                   (.02)                -                  (.06)
                                                     ---------------         --------------       --------------      -------------

  Net income...................................      $           .62         $          .48       $         1.75      $        1.61
                                                     ===============         ==============       ==============      =============
Diluted earnings per share:
  Continuing operations.......................       $           .61         $          .49       $         1.73      $        1.67
  Discontinued operations.....................                     -                   (.02)                   -               (.06)
                                                     ---------------         --------------      ---------------      -------------

  Net income..................................       $           .61         $          .47       $         1.73      $        1.60
                                                     ===============         ==============       ==============      =============

Dividends declared per share of common stock..       $          .295         $          .29       $         .885      $         .87
                                                     ===============         ==============       ==============      =============
Ratio of earnings to fixed charges............                  4.69                   3.81                 4.40               4.23
                                                     ===============         ==============       ==============      =============
Ratio of earnings to fixed charges
    excluding minority interest...............                  4.83                   3.98                 4.52               4.47
                                                     ===============         ==============       ==============      =============

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 4

                                Pitney Bowes Inc.
                           Consolidated Balance Sheets
                           ---------------------------
                                                                                  September 30,        December 31,
(Dollars in thousands, except share data)                                                  2002                2001
                                                                                ---------------    ----------------
                                                                                    (Unaudited)
Assets
------
Current assets:
     Cash and cash equivalents.............................................     $       268,487    $        231,588
     Short-term investments, at cost which
         approximates market...............................................              12,631               1,790
     Accounts receivable, less allowances:
         9/02, $34,064 12/01, $32,448......................................             423,160             408,414
     Finance receivables, less allowances:
         9/02, $68,228 12/01, $61,451......................................           1,675,731           1,601,189
     Inventories (Note 3)..................................................             206,498             163,012
     Other current assets and prepayments..................................             172,568             150,615
                                                                                ---------------    ----------------

         Total current assets..............................................           2,759,075           2,556,608

Property, plant and equipment, net (Note 4)................................             595,875             534,595
Rental equipment and related inventories, net (Note 4).....................             428,934             472,186
Property leased under capital leases, net (Note 4).........................               1,719               1,489
Long-term finance receivables, less allowances:
     9/02, $66,395 12/01, $65,967..........................................           1,799,052           1,898,976
Investment in leveraged leases.............................................           1,438,484           1,337,282
Goodwill ..................................................................             809,690             635,873
Other assets, net of amortization..........................................             923,622             881,462
                                                                                ---------------    ----------------

Total assets  ............................................................      $     8,756,451    $      8,318,471
                                                                                ===============    ================

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities..............................     $     1,313,603    $      1,425,809
     Income taxes payable..................................................             231,115             250,895
     Notes payable and current portion of
         long-term obligations ............................................           1,568,571           1,072,057
     Advance billings......................................................             336,598             334,281
                                                                                ---------------    ----------------

         Total current liabilities.........................................           3,449,887           3,083,042

Deferred taxes on income...................................................           1,340,809           1,273,593
Long-term debt (Note 5)....................................................           2,379,565           2,419,150
Other noncurrent liabilities...............................................             358,340             341,331
                                                                                ---------------    ----------------

         Total liabilities.................................................           7,528,601           7,117,116
                                                                                ---------------    ----------------

Preferred stockholders' equity in a subsidiary company.....................             310,000             310,000

Stockholders' equity:
     Cumulative preferred stock, $50 par
         value, 4% convertible.............................................                  24                  24
     Cumulative preference stock, no par
         value, $2.12 convertible..........................................               1,475               1,603
     Common stock, $1 par value............................................             323,338             323,338
     Capital in excess of par value........................................                   -               6,979
     Retained earnings.....................................................           3,864,245           3,658,481
     Accumulated other comprehensive income (Note 8).......................            (119,403)           (155,380)
     Treasury stock, at cost...............................................          (3,151,829)         (2,943,690)
                                                                                ---------------    ----------------

         Total stockholders' equity........................................             917,850             891,355
                                                                                ---------------    ----------------

Total liabilities and stockholders' equity.................................     $     8,756,451    $      8,318,471
                                                                                ===============    ================

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 5

                                Pitney Bowes Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                      -------------------------------------
(Dollars in thousands)

                                                                                   Nine Months Ended September 30,
                                                                                  --------------------------------
                                                                                           2002               2001
                                                                                  -------------      -------------
Cash flows from operating activities:
     Net income ..............................................................    $     419,506      $     398,180
     Nonrecurring charges, net................................................                -            240,336
     Nonrecurring payments....................................................          (49,429)           (35,454)
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization...................................          195,937            243,617
              Increase in deferred taxes on income............................           77,445            143,501
              Change in assets and liabilities, net of
               effects of acquisitions:
                  Accounts receivable.........................................           (7,931)               103
                  Net investment in internal finance receivables..............          (62,522)             7,531
                  Inventories.................................................          (24,229)            41,148
                  Other current assets and prepayments........................          (12,799)            (6,086)
                  Accounts payable and accrued liabilities....................          (21,286)          (124,798)
                  Income taxes payable........................................          (13,741)           120,726
                  Advance billings............................................           (2,105)           (28,723)
                  Other, net..................................................            2,984            (15,384)
                                                                                  -------------      -------------

                  Net cash provided by operating activities...................          501,830            984,697
                                                                                  -------------      -------------

Cash flows from investing activities:
     Short-term investments...................................................           (8,055)             7,168
     Net investment in fixed assets...........................................         (154,771)          (188,026)
     Net investment in finance receivables....................................           (7,931)            17,428
     Net investment in capital services.......................................           14,458            117,949
     Investment in leveraged leases...........................................          (97,648)          (108,492)
     Net investment in insurance contracts....................................                -              1,396
     Acquisitions, net of cash acquired.......................................         (127,039)          (372,520)
     Reserve account deposits.................................................           30,547            124,216
     Other investing activities...............................................          (10,516)           (13,873)
                                                                                  -------------      -------------

                  Net cash used in investing activities.......................         (360,955)          (414,754)
                                                                                  -------------      -------------

Cash flows from financing activities:
     Decrease in notes payable, net...........................................          (84,226)          (346,934)
     Proceeds from long-term obligations......................................          613,150            762,641
     Principal payments on long-term obligations..............................         (207,052)          (444,806)
     Proceeds from issuance of stock..........................................           33,521             22,595
     Stock repurchases........................................................         (250,085)          (216,193)
     Dividends paid...........................................................         (212,424)          (214,740)
                                                                                  -------------      -------------

                  Net cash used in financing activities.......................         (107,116)          (437,437)
                                                                                  -------------      -------------

Effect of exchange rate changes on cash.......................................            3,140                463
                                                                                  -------------      -------------

Increase in cash and cash equivalents.........................................           36,899            132,969

Cash and cash equivalents at beginning of period..............................          231,588            198,255

Cash included in net assets of discontinued operations........................                -            (38,912)
                                                                                  -------------      -------------

Cash and cash equivalents at end of period....................................    $     268,487      $     292,312
                                                                                  =============      =============

Interest paid ...............................................................     $     146,264      $     149,659
                                                                                  =============      =============

Income taxes paid, net........................................................    $     107,529      $      77,354
                                                                                  =============      =============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 6
                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at September 30, 2002 and December 31, 2001, the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001 have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 2001 Annual Report to Stockholders on Form 10-K. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.


Note 2:
------

On December 3, 2001, the company completed the spin off of its office systems business to stockholders as an independent, publicly-traded company under the name of Imagistics International Inc. (IGI).

Revenue of IGI was $156.2 million and $463.3 million for the three and nine months ended September 30, 2001, respectively. Net interest expense allocated to IGI's discontinued operations was $2.6 million and $8.5 million for the three and nine months ended September 30, 2001, respectively. Interest has been allocated based on the net assets of IGI charged at the company's weighted average borrowing rate. Operating results of IGI have been segregated and reported as discontinued operations in the Consolidated Statements of Income for the three and nine months ended September 30, 2001. Income from IGI's discontinued operations for the three and nine months ended September 30, 2001 was $.1 million (net of taxes of $.06 million), and $8.1 million (net of taxes of $5.5 million), respectively, offset by costs, expenses and restructuring charges directly associated with the spin-off. Cash flow impacts of IGI's discontinued operations have not been segregated in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2001.


Note 3:
------

Inventories are composed of the following:

(Dollars in thousands)                                             September 30,            December 31,
                                                                            2002                    2001
                                                               -----------------       -----------------
Raw materials and work in process.........................     $          72,703       $          55,679
Supplies and service parts................................                57,524                  48,498
Finished products.........................................                76,271                  58,835
                                                               -----------------       -----------------

Total  ...................................................     $         206,498       $         163,012
                                                               =================       =================

The increase in inventories was mainly due to the launch of the new DM line of digital, networked mailing systems and new production mail systems.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 7

Note 4:
------

Fixed assets are composed of the following:

(Dollars in thousands)                                             September 30,            December 31,
                                                                            2002                    2001
                                                               -----------------       -----------------

Property, plant and equipment.............................     $       1,387,785       $       1,261,102
Accumulated depreciation..................................              (791,910)               (726,507)
                                                               -----------------       -----------------

Property, plant and equipment, net........................     $         595,875       $         534,595
                                                               =================       =================

Rental equipment and related inventories..................     $       1,102,589       $       1,079,260
Accumulated depreciation..................................              (673,655)               (607,074)
                                                               -----------------       -----------------

Rental equipment and related inventories, net.............     $         428,934       $         472,186
                                                               =================       =================

Property leased under capital leases......................     $          20,856       $          19,240
Accumulated amortization..................................               (19,137)                (17,751)
                                                               -----------------       -----------------

Property leased under capital leases, net.................     $           1,719       $           1,489
                                                               =================       =================

Depreciation expense from continuing operations was $175.2 million and $168.4 million for the nine months ended September 30, 2002 and 2001, respectively.


Note 5:
------

In September 2002, the company issued $400 million of unsecured fixed rate notes maturing in October 2012. These notes bear interest at an annual rate of 4.625% and pay interest semi-annually beginning April 2003. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper in anticipation of 2003 debt maturities.

In February 2002, the company issued Euros 250 million of senior unsecured notes. These notes bear interest at a floating rate of EURIBOR plus 20 basis points, set two Euro business days preceding the quarterly interest payment dates and mature in August 2003. The notes are listed on the Luxembourg Stock Exchange and have been designated as a hedge of Euro denominated assets held by the company. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, financing acquisitions and the repurchase of company stock.

On September 30, 2002, $1.4 billion remained available under the shelf registration statement filed in October 2001 with the SEC, permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares.

Pitney Bowes Credit Corporation (PBCC) has $75 million of unissued debt securities available at September 30, 2002 from a shelf registration statement filed with the SEC in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 8

Note 6:
------
A reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2002 and 2001 is as follows (in thousands, except per share data):

                                                       2002                                                 2001
                                    --------------------------------------------        --------------------------------------------

                                                                             Per                                                 Per
                                           Income           Shares         Share               Income            Shares        Share
--------------------------------------------------------------------------------        --------------------------------------------

Income from continuing
  operations                        $     146,886                                       $     122,098
Less:
     Preferred stock
      dividends                                (1)                                                  -
     Preference stock
      dividends                               (29)                                                (33)
--------------------------------------------------------------------------------        --------------------------------------------

Basic earnings per
 share                              $     146,856          237,923     $     .62        $     122,065           245,008    $     .50
--------------------------------------------------------------------------------        --------------------------------------------

Effect of dilutive
 securities:
     Preferred stock                            1               12                                  -                12
     Preference stock                          29              911                                 33               958
     Stock options                                           1,410                                                  978
     Other                                                      67                                                  324
--------------------------------------------------------------------------------        --------------------------------------------

Diluted earnings per
 share                              $     146,886          240,323     $     .61        $     122,098           247,280    $     .49
================================================================================        ============================================


A reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 2002 and 2001 is as follows (in thousands, except per share data):

                                                       2002                                                 2001
                                    --------------------------------------------        --------------------------------------------

                                                                             Per                                                 Per
                                           Income           Shares         Share               Income            Shares        Share
--------------------------------------------------------------------------------        --------------------------------------------

Income from continuing
  operations                        $     419,506                                       $     413,891
Less:
     Preferred stock
      dividends                                (1)                                                 (1)
     Preference stock
      dividends                               (90)                                                (99)
--------------------------------------------------------------------------------        --------------------------------------------

Basic earnings per
 share                              $     419,415          239,818     $    1.75        $     413,791           246,564    $    1.68
--------------------------------------------------------------------------------        --------------------------------------------

Effect of dilutive
 securities:
     Preferred stock                            1               12                                  1                13
     Preference stock                          90              934                                 99               985
     Stock options                                           1,695                                                  767
     Other                                                      86                                                  198
--------------------------------------------------------------------------------        --------------------------------------------

Diluted earnings per
 share                              $     419,506          242,545     $    1.73        $     413,891           248,527    $    1.67
================================================================================        ============================================

In accordance with Statement of Financial Accounting Standards (FAS) No. 128, "Earnings per Share," 4.9 million and 2.4 million common stock equivalent shares were excluded from the above computation, for the nine months ended September 30, 2002 and 2001, respectively, because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares would be antidilutive.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 9

Note 7:
------

Revenue and operating profit by business segment for the three and nine months ended September 30, 2002 and 2001 were as follows:
                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                          --------------------------        -----------------------------
(Dollars in thousands)                                          2002          2001(2)                2002          2001(2)
                                                         -----------    ------------        -------------    ------------
Revenue:
   Global Mailing....................................... $   762,630    $    694,805        $   2,211,924    $  2,110,294
   Enterprise Solutions.................................     309,797         294,881              900,318         772,353
                                                         -----------    ------------        -------------    ------------

   Total Messaging Solutions............................   1,072,427         989,686            3,112,242       2,882,647

   Capital Services.....................................      41,644          54,794              132,662         149,020
                                                         -----------    ------------        -------------    ------------

Total revenue........................................... $ 1,114,071    $  1,044,480        $   3,244,904    $  3,031,667
                                                         ===========    ============        =============    ============

Operating Profit: (1)
   Global Mailing....................................... $   226,121    $    206,403        $     652,789    $    637,939
   Enterprise Solutions.................................      18,914          18,332               58,849          56,556
                                                         -----------    ------------        -------------    ------------

   Total Messaging Solutions............................     245,035         224,735              711,638         694,495

   Capital Services.....................................      18,229          22,045               57,795          57,249
                                                         -----------    ------------        -------------    ------------

Total operating profit.................................  $   263,264    $    246,780        $     769,433    $    751,744


Unallocated amounts:
   Net interest (corporate interest expense,
    net of intercompany transactions)...................     (20,227)        (16,648)             (63,386)        (52,655)
   Corporate expense....................................     (29,252)        (25,449)             (95,412)        (90,983)
   Other income                                                    -               -                    -         362,172
   Cost of meter transition.............................           -         (10,300)                   -        (258,000)
   Restructuring charges................................           -         (17,879)                   -         (88,639)
                                                         -----------    ------------        -------------    ------------

Income from continuing operations before
 income taxes........................................... $   213,785    $    176,504        $     610,635    $    623,639
                                                         ===========    ============        =============    ============

(1) Operating profit excludes general corporate expenses, income taxes and net interest other than that related to finance operations.
(2) Prior year amounts have been reclassified to conform with the current year presentation.

Net interest expense included in business segment operating profit was as follows:
                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                          --------------------------        ------------------------------
(Dollars in thousands)                                          2002            2001                 2002            2001
                                                          ----------    ------------        -------------    ------------
   Global Mailing.......................................  $   11,382    $     13,550        $      36,504    $     41,629
   Enterprise Solutions.................................         186             223                  603             690
                                                          ----------    ------------        -------------    ------------

   Total Messaging Solutions............................      11,568          13,773               37,107          42,319

   Capital Services.....................................       9,395          14,894               31,322          45,227
                                                          ----------    ------------        -------------    ------------
Total net interest expense for reportable
 segments                                                     20,963          28,667               68,429          87,546
Net interest (corporate interest expense,
 net of intercompany transactions)......................      20,227          16,648               63,386          52,655
                                                          ----------    ------------        -------------    ------------

Consolidated net interest expense.......................  $   41,190    $     45,315        $     131,815    $    140,201
                                                          ==========    ============        =============    ============

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 10

Note 8:
------

Comprehensive income for the three and nine months ended September 30, 2002 and 2001 was as follows:

(Dollars in thousands)

                                                              Three Months Ended                       Nine Months Ended
                                                                  September 30,                           September 30,
                                                          -----------------------------        -----------------------------
                                                                2002               2001                 2002            2001
                                                          ----------       ------------        -------------    ------------
Net income.............................................   $  146,886       $    117,214        $     419,506    $    398,180
Other comprehensive income:
   Foreign currency translation adjustments............       14,872              4,737               36,737           3,864
   Cumulative effect of accounting change..............            -                  -                    -          (9,152)
   Net unrealized losses on derivative
     instruments.......................................       (1,479)            (5,952)                (760)         (3,410)
                                                          ----------       ------------        -------------    ------------

Comprehensive income...................................   $  160,279       $    115,999        $     455,483    $    389,482
                                                          ==========       ============        =============    ============

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

In 2001, FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles were evaluated against this new criterion and resulted in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles are not amortized into results of operations, but are instead reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. In 2001, we adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted on January 1, 2002. The adoption of these accounting standards did not materially impact results of operations for the three and nine months ended September 30, 2002. The company has completed the transitional impairment test as required by FAS No. 142. Based upon the results of this analysis, no impairment loss resulted from the adoption of this standard. Goodwill will be reviewed for impairment on a periodic basis.

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

In 2001, FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board (APB) Opinion 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to separate components of an entity. The provisions of FAS No. 144 have been adopted effective January 1, 2002. The adoption of these accounting standards did not materially impact results of operations for the three and nine months ended September 30, 2002.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 11

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


Note 10:
-------

PSI Group, Inc. (PSI)

On August 1, 2002, the company completed the acquisition of PSI, the nation's largest mail presort company, for approximately $127 million in cash and $39 million in debt assumed. The results of PSI's operations have been included in the consolidated financial statements since the date of acquisition. PSI prepares, sorts and aggregates mail to earn postal discounts and expedite delivery for its customers. As a wholly owned subsidiary of the company, PSI will operate under its current management and continue to focus on providing presort mail services.

The following table summarizes the preliminary estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

 (Dollars in thousands)

Intangible assets                                                   $    37,786
Goodwill                                                                115,702
Other, net                                                               13,012
Debt                                                                    (39,445)
                                                                    -----------
   Purchase price                                                   $   127,055
                                                                    ===========

Intangible assets relate primarily to customer relationships and have a weighted-average useful life of approximately 15 years. The goodwill was assigned to the Global Mailing segment.

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

The following table summarizes the preliminary estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

 (Dollars in thousands)

Intangible assets                                                   $    62,200
Goodwill                                                                169,334
Other, net                                                              (25,107)
                                                                    -----------
   Purchase price                                                   $   206,427
                                                                    ===========

Intangible assets are composed of customer relationships valued at $33.9 million, and paper handling and meter technology valued at $22.9 million, and a trade name valued at $5.4 million. These intangible assets have a weighted-average useful life of approximately 15 years. The goodwill was assigned to the Global Mailing segment.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 12

Danka Services International (DSI)

On June 29, 2001, the company completed its acquisition of DSI from Danka Business Systems PLC. The final purchase price, following post closing adjustments, was $285.5 million in cash. DSI provides on- and off-site document management services, including the management of central reprographic departments, the placement and maintenance of photocopiers, print-on-demand operations and document archiving and retrieval services. The acquisition has been accounted for under the purchase method and accordingly, the operating results of DSI have been included in the company's consolidated financial statements since the date of acquisition.

The following table summarizes the estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

 (Dollars in thousands)

Intangible assets                                                   $    43,800
Goodwill                                                                207,758
Other, net                                                               33,942
                                                                    -----------
   Purchase price                                                   $   285,500
                                                                    ===========

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

Consolidated impact of acquisitions

Excluding the acquisitions of Secap and PSI, revenue increased three percent for the three months ended September 30, 2002. Excluding the acquisitions of Secap, PSI, DSI and MMT, revenue was flat for the nine months ended September 30, 2002. These acquisitions increased our operating profit, but including related financing costs, did not materially impact earnings either on a per share or aggregate basis.

The following unaudited pro forma consolidated results have been prepared as if the acquisitions of Secap, PSI, DSI, and MMT had occurred on January 1, 2001:

(Dollars in thousands)

                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30,                         September 30,
                                                          -----------------------------        -----------------------------
                                                                 2002              2001                  2002           2001
                                                          -----------      ------------        --------------   ------------
Total revenue                                             $ 1,120,571      $  1,085,625        $    3,289,904   $  3,332,650

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been completed on January 1, 2001, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma earning results of these acquisitions were not material to earnings on either a per share or an aggregate basis.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 13

During 2001, the company also completed several smaller acquisitions including, the acquisition of a majority ownership in MailCode Inc., a mail processing company, and the acquisition of Alysis Technologies Inc., a leading provider of digital document delivery solutions. During 2002 and 2001, the company also completed the acquisition of some of its international dealerships. The cost of these acquisitions was in the aggregate less than $50 million. These acquisitions did not have a material impact on the company's financial results either individually or on an aggregate basis.


Note 11:
-------

In 2001, the company adopted a formal restructuring plan to implement a common, streamlined business infrastructure as a result of our decisions to spin off our office systems business and align our mailing business on a global basis, as well as cost saving opportunities resulting from strategic acquisitions and partnerships, and additional benefits attained from the consolidation of our IT organization and ERP initiatives. In connection with this plan, the company recorded pretax restructuring charges of $17.9 million during the third quarter of 2001, all of which are related to continuing operations. For the nine months ended September 30, 2001, pretax restructuring charges were $121.7 million, of which $88.6 million was related to continuing operations and the remaining $33.1 million was related to discontinued operations. For the year ended December 31, 2001, pretax restructuring charges were $149.3 million, of which $116.1 million was related to continuing operations, and the remaining $33.2 million was related to discontinued operations. The restructuring charges related to continuing operations have been segregated in the Consolidated Statements of Income for the three and nine months ended September 30, 2001. The restructuring charges related to discontinued operations have been reported in discontinued operations in the Consolidated Statements of Income for the three and nine months ended September 30, 2001.

The restructuring charges related to continuing operations are composed of:

(Dollars in millions)

                                                               Three                      Nine
                                                            Months Ended              Months Ended               Year Ended
                                                         September 30, 2001        September 30, 2001        December 31, 2001
                                                         ------------------        ------------------        -----------------
Severance and benefit costs........................      $              6.1        $             53.7        $            74.3
Asset impairments..................................                     4.0                      20.2                     28.0
Other exit costs...................................                     7.8                      14.7                     13.8
                                                         ------------------        ------------------        -----------------
                                                         $             17.9        $             88.6        $           116.1
                                                         ==================        ==================        =================

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,200 employees worldwide which was initiated in 2001 and will be substantially completed over the next three months. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 80% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe. None of the reductions will impact sales coverage. As of September 30, 2002, 1,218 employees were separated under these initiatives and approximately $65.2 million of severance and benefit costs were paid. Asset impairments relate primarily to the disposal or abandonment of certain hardware and software applications, resulting from the alignment of our mailing business on a global basis and ERP initiatives. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, other costs associated with business activities that have been exited and the consolidation of excess facilities.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 14

Accrued restructuring charges at September 30, 2002 consist of the following:

(Dollars in millions)

                                                                                 Ending                             Ending
                                    Total                                     balance at                         balance at
                            restructuring       2001 cash       Non-cash    December 31,       2002 cash      September 30,
                                  charges        payments        charges            2001        payments               2002
                            -------------       ---------       --------    ------------       ---------      -------------
Severance and
 benefit costs              $        76.2       $    34.5       $      -    $       41.7       $    31.0      $        10.7

Asset
 impairments                         45.5               -           45.5               -               -                  -

Other exit
 costs                               27.6            14.5              -            13.1             3.9                9.2
                            -------------       ---------       --------    ------------      ----------      -------------
                            $       149.3       $    49.0       $   45.5    $       54.8      $     34.9      $        19.9
                            =============       =========       ========    ============      ==========      =============

The company expects that the majority of the remaining cash outflows related to restructuring charges will take place over the next three months, funded primarily by cash provided by operating activities. The restructuring charges are expected to increase our operating efficiency and effectiveness in 2002 and beyond while enhancing growth, primarily as a result of reduced personnel-related expenses.


Note 12:
-------

In 2001, the company adopted a formal plan to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by the company's expanded access to technology and ability to move to networked products combined with expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. As a result of this plan, certain electronic meter rental assets and related equipment will not be placed back in service. In addition, certain leased equipment will either not be remarketed or will result in lower realization at end of lease as a result of the introduction of new technology. In connection with this plan, the company recorded non-cash pretax charges of $10.3 million and $258.0 million for the three and nine months ended September 30, 2001, respectively, and $268.3 million for the year ended December 31, 2001, related to assets associated with our non-networked mailing technology. In November 2001, postal regulations were issued, consistent with our meter transition plan, defining the meter migration process and timing.

The charges related to the meter transition plan are composed of:

(Dollars in millions)

                                                                    Three                      Nine
                                                                Months Ended               Months Ended               Year Ended
                                                             September 30, 2001         September 30, 2001         December 31, 2001
                                                             ------------------         ------------------         -----------------
Impairment of lease residual values                          $                -         $            128.4         $           128.4
Impairment of meter rental assets                                             -                       71.3                      71.3
Inventory writedowns                                                          -                       27.6                      27.6
Additional depreciation costs on meter rental assets                       10.3                       30.7                      41.0
                                                             ------------------         ------------------         -----------------
                                                             $             10.3         $            258.0         $           268.3
                                                             ==================         ==================         =================

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 15

Item 2.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                   -------------------------------------------------
Results of Continuing Operations - third quarter of 2002 vs. third quarter
--------------------------------------------------------------------------
of 2001
-------

Our revenue increased seven percent in the third quarter of 2002 to $1.11 billion compared with $1.04 billion in the third quarter of 2001. Income from continuing operations of $146.9 million in the third quarter of 2002, compares with $140.2 million in the third quarter of 2001 excluding special items, and $122.1 million including special items. Diluted earnings per share from continuing operations increased eight percent to 61 cents in the third quarter of 2002 compared to 57 cents in the third quarter of 2001 excluding special items. Including special items, diluted earnings per share from continuing operations was 49 cents in the third quarter of 2001. Included as special items in the third quarter of 2001 were an $18 million pretax charge related to initiatives associated with a restructuring plan and a $10 million non-cash pretax charge associated with our transition to the next generation of networked technology. Excluding the acquisitions of Secap SA (Secap) and PSI Group, Inc.
(PSI), revenue increased three percent during the third quarter. These acquisitions increased our operating profit, but including related financing costs, did not materially impact earnings either on a per share or aggregate basis.

Our third quarter 2002 revenue included $592.5 million from sales, up nine percent from $541.9 million in the third quarter of 2001; $374.4 million from rentals and financing, up two percent from $365.7 million; and $147.2 million from support services, up eight percent from $136.8 million. Sales revenue includes all revenues from Pitney Bowes Management Services (PBMS) which were $247.4 million and $234.1 million for the quarters ended September 30, 2002 and 2001, respectively. Excluding the acquisitions of Secap and PSI, sales revenue increased six percent.

Our Global Mailing segment includes worldwide revenue and related expenses from the sale, rental and financing of mail finishing, mail creation and shipping equipment, related supplies and services, presort mail services, postal payment solutions, small business solutions and software. During the third quarter of 2002, revenue and operating profit increased ten percent. Excluding the acquisitions of Secap and PSI, Global Mailing revenues increased five percent compared to the prior year. Global Mailing in the U.S. benefited from the placement of new digital mailing systems and improved demand for its mail creation and distribution solutions products. International mailing's double-digit revenue growth was supported by acquisition revenue from Secap and improved business trends in the UK and Canada. Excluding revenue from the acquisition of Secap and the favorable impact of foreign currency, international Global Mailing revenue grew two percent. This revenue growth was achieved despite lower revenue in Germany, where demand has slowed for mailing equipment in a post meter migration environment.

Our Enterprise Solutions segment includes PBMS and Document Messaging Technologies (DMT). PBMS includes facilities management contracts for advanced mailing, reprographic, document management and other value-added services to large enterprises. DMT includes sales, service and financing of high speed, software-enabled production mail systems, sorting equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software. During the third quarter of 2002, revenue grew five percent and operating profit grew three percent. PBMS revenue grew six percent to $247.4 million compared with the prior year while operating profit declined 20 percent. PBMS continues to generate strong growth in new written business, but this growth is being partially offset by the continued contraction of large enterprise accounts, especially in the financial services and legal sectors. Operating profit was adversely impacted by the costs associated with acquiring new accounts that have not yet generated a full quarter of revenue as well as investments in product technology and infrastructure, especially in Europe. DMT reported revenue of $62.4 million for the quarter, an increase of three percent from the prior year, with a greater improvement in operating profit. Worldwide demand for high-speed, software enabled production mail equipment and mail processing software has remained slow, but appears to be stabilizing. Cost reduction programs initiated earlier in the year resulted in an increase in operating profit over the prior year.

Total Messaging Solutions, the combined results of the Global Mailing and Enterprise Solutions segments, reported eight percent revenue growth and nine percent operating profit growth.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 16

Our Capital Services segment includes primarily asset- and fee-based income generated by financing or arranging transactions of critical large-ticket customer assets. Revenue for the quarter decreased 24 percent and operating profit decreased 17 percent. Operating margins improved due to the decline in interest rate levels.

Cost of sales decreased to 60.2 percent of sales revenue in the third quarter of 2002 compared with 61.4 percent in the third quarter of 2001. The decrease was mainly driven by favorable product mix in our Global Mailing segment. Cost of sales attributable to PBMS was $203.6 million and $187.2 million for the quarters ended September 30, 2002 and 2001, respectively.

Cost of rentals and financing increased to 24.3 percent of related revenue in the third quarter of 2002 compared with 23.3 percent in the third quarter of 2001. The increase was primarily due to higher depreciation costs attributable to our meter transition plan.

Selling, service and administrative expenses were 33.9 percent of revenue in the third quarter of 2002 compared with 33.0 percent in the third quarter of 2001. The increase was due primarily to the higher mix of support services revenue and costs associated with growth initiatives.

Research and development expenses increased 7.5 percent to $33.9 million in the third quarter of 2002 compared with $31.6 million in the third quarter of 2001. The increase reflects our continued commitment to developing new technologies and enhanced mailing and software products.

Net interest expense decreased to $41.2 million in the third quarter of 2002 from $45.3 million in the third quarter of 2001. The decrease is due mainly to lower interest rates.

The effective tax rate for the third quarter of 2002 was 31.3 percent. Excluding special items in the third quarter of 2001, the effective tax rate was 31.5 percent. The tax rate was favorably impacted by the nonamortization approach to goodwill beginning in 2002.

Excluding special items, income from continuing operations increased five percent while diluted earnings per share from continuing operations increased eight percent. The diluted earnings per share increased more than income from continuing operations due primarily to our share repurchase program.

Results of Continuing Operations - nine months of 2002 vs. nine months of 2001
------------------------------------------------------------------------------

For the first nine months of 2002 compared with the same period of 2001, revenue increased seven percent to $3.24 billion, and income from continuing operations, excluding special items, increased one percent to $419.5 million. Excluding the acquisitions of PSI, Secap, DSI and MMT, revenue remained flat during the nine months of 2002. These acquisitions increased our operating profit, but including related financing costs, did not materially impact earnings either on a per share or aggregate basis for the nine months ended September 30, 2002. The factors that affected revenue and earnings performance included those cited for the third quarter of 2002 versus 2001.

Accounting Pronouncements
-------------------------

In 1998, FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended in 2000 by FAS No. 138, was issued. FAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and the impact of interest rate changes and foreign currency fluctuations due to our investing measure those instruments at fair value. Changes in the fair value of those instruments will be reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. We adopted the provisions of FAS No. 133 in the first quarter of 2001. We use derivatives to reduce the volatility in earnings and cash flows associated with and funding activities and our operations in different foreign currencies. Derivatives designated as cash flow hedges include primarily foreign exchange contracts and interest rate swaps related to variable-rate debt. Derivatives designated as fair value hedges include primarily interest rate swaps related to fixed-rate debt. The adoption of FAS No. 133 resulted in a one-time cumulative effect of accounting change which reduced accumulated other comprehensive income by approximately $9.2 million in the first quarter of 2001.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 17

In 2001, FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles were evaluated against this new criterion and resulted in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles are not amortized into results of operations, but are instead reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. In 2001, we adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted on January 1, 2002. The adoption of these accounting standards did not materially impact results of operations for the three and nine months ended September 30, 2002. We completed the transitional impairment test as required by FAS No. 142. Based upon the results of this analysis, no impairment loss resulted from the adoption of this standard. Goodwill will be reviewed for impairment on an annual basis or as circumstances warrant.

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

In 2001, FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board (APB) Opinion 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to separate components of an entity. The provisions of FAS No. 144 have been adopted effective January 1, 2002. The adoption of these accounting standards did not materially impact results of operations for the three and nine months ended September 30, 2002.

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 18

Restructuring Charges
---------------------

In 2001, we adopted a formal restructuring plan to implement a common, streamlined business infrastructure as a result of our decisions to spin off our office systems business and align our mailing business on a global basis, as well as cost saving opportunities resulting from strategic acquisitions and partnerships, and additional benefits attained from the consolidation of our IT organization and ERP initiatives. In connection with this plan, we recorded pretax restructuring charges of $17.9 million during the third quarter of 2001, all of which are related to continuing operations. For the nine months ended September 30, 2001, pretax restructuring charges were $121.7 million, of which $88.6 million was related to continuing operations and the remaining $33.1 million was related to discontinued operations. For the year ended December 31, 2001, pretax restructuring charges were $149.3 million, of which $116.1 million was related to continuing operations, and the remaining $33.2 million was related to discontinued operations. The restructuring charges related to continuing operations have been segregated in the Consolidated Statements of Income for the three and nine months ended September 30, 2001. The restructuring charges related to discontinued operations have been reported in discontinued operations in the Consolidated Statements of Income for the three and nine months ended September 30, 2001.

The restructuring charges related to continuing operations are composed of:

(Dollars in millions)

                                                               Three                      Nine
                                                            Months Ended              Months Ended                 Year Ended
                                                         September 30, 2001        September 30, 2001        December 31, 2001
                                                         ------------------        ------------------        -----------------
Severance and benefit costs........................      $              6.1        $             53.7        $            74.3
Asset impairments..................................                     4.0                      20.2                     28.0
Other exit costs...................................                     7.8                      14.7                     13.8
                                                         ------------------        ------------------        -----------------
                                                         $             17.9        $             88.6        $           116.1
                                                         ==================        ==================        =================

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,200 employees worldwide which was initiated in 2001 and will be substantially completed over the next three months. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 80% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe. None of the reductions will impact sales coverage. As of September 30, 2002, 1,218 employees were separated under these initiatives and approximately $65.2 million of severance and benefit costs were paid. Asset impairments relate primarily to the disposal or abandonment of certain hardware and software applications, resulting from the alignment of our mailing business on a global basis and ERP initiatives. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, other costs associated with business activities that have been exited and the consolidation of excess facilities.

Accrued restructuring charges at September 30, 2002 consist of the following:

(Dollars in millions)

                                                                                  Ending                             Ending
                                    Total                                     balance at                         balance at
                            restructuring       2001 cash       Non-cash    December 31,       2002 cash      September 30,
                                  charges        payments        charges            2001        payments               2002
                            -------------       ---------       --------    ------------       ---------      -------------
Severance and
 benefit costs              $        76.2       $    34.5       $      -    $       41.7       $    31.0      $        10.7

Asset
 impairments                         45.5               -           45.5               -               -                  -

Other exit
 costs                               27.6            14.5              -            13.1             3.9                9.2
                            -------------       ---------       --------    ------------       ---------      -------------
                            $       149.3       $    49.0       $   45.5    $       54.8       $    34.9      $        19.9
                            =============       =========       ========    ============       =========      =============

We expect that the majority of the remaining cash outflows related to restructuring charges will take place over the next three months, funded primarily by cash provided by

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 19

operating activities. We believe that restructuring charges will increase our operating efficiency and effectiveness in 2002 and beyond while enhancing growth, primarily as a result of reduced personnel-related expenses. We expect pretax savings in operating expenses of approximately $50 million for the year ending December 31, 2002.

We operate in very competitive industries and we are continually evaluating our cost structure. Economic or competitive events in the future may necessitate that we formulate additional plans to reduce our existing cost structure.

Meter Transition
----------------

In 2001, we adopted a formal plan to transition to the next generation of networked mailing technology. The information capture and exchange made possible by advanced technology, turns the postage meter into an "intelligent" terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by our expanded access to technology and ability to move to networked products combined with expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. As a result of this plan, certain electronic meter rental assets and related equipment will not be placed back in service. In addition, certain leased equipment will either not be remarketed or will result in lower realization at end of lease as a result of the introduction of new technology. In connection with this plan, we recorded non-cash pretax charges of $10.3 million and $258.0 million for the three and nine months ended September 30, 2001, respectively, and $268.3 million for the year ended December 31, 2001, related to assets associated with our non-networked mailing technology. In November 2001, postal regulations were issued, consistent with our meter transition plan, defining the meter migration process and timing.

The charges related to the meter transition plan are composed of:

(Dollars in millions)

                                                                       Three                      Nine
                                                                Months Ended               Months Ended               Year Ended
                                                             September 30, 2001         September 30, 2001         December 31, 2001
                                                             ------------------         ------------------         -----------------
Impairment of lease residual values                          $                -         $            128.4         $           128.4
Impairment of meter rental assets                                             -                       71.3                      71.3
Inventory writedowns                                                          -                       27.6                      27.6
Additional depreciation costs on meter rental assets                       10.3                       30.7                      41.0
                                                             ------------------         ------------------         -----------------
                                                             $             10.3         $            258.0         $           268.3
                                                             ==================         ==================         =================

Acquisitions
------------

In August 2002, we completed the acquisition of PSI, the nation's largest mail pre-sort company, for approximately $127 million in cash and $39 million debt assumed. PSI prepares, sorts and aggregates mail to earn postal discounts and expedite delivery for its customers.

In October 2001, we acquired Secap, a company based in France, for approximately Euros 220 million ($206 million) in cash. Secap offers a range of mail processing and paper handling equipment, supplies and technology for low- to mid-volume mailers. Secap holds more than 30% of the postage meter market share in France.

In June 2001, we acquired DSI from Danka Business Systems PLC. The final purchase price, following post closing adjustments was $285.5 million in cash. DSI provides on- and off-site document management services, including the management of central reprographic departments, the placement and maintenance of photocopiers, print-on-demand operations and document archiving and retrieval services.

In June 2001, we acquired the MMT business in Europe, Africa, the Middle East and Asia. The final purchase price, following post closing adjustments, was $44 million in cash. MMT markets and services high-end mail processing, sorting and service-related products through a network of distributors and direct operations.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 20

We accounted for the acquisitions of PSI, Secap, DSI and MMT under the purchase method and accordingly, the operating results of these acquisitions have been included in our consolidated financial statements since the date of acquisition. The acquisitions of PSI, Secap, DSI and MMT did not materially affect income from continuing operations for the three and nine months ended September 30, 2002 and 2001, respectively.

Legal Settlements, net
----------------------

In June 2001, the company and Hewlett-Packard announced they had reached an agreement resolving a lawsuit filed by us in 1995. The lawsuit arose out of a dispute over print technology patents. Under the terms of the agreement, we resolved all pending patent litigation without admission of infringement and we received $400 million in cash and ten year supply and technology agreements. We recorded the cash payment, net of legal fees and related expenses of $37.8 million, as other income in the Consolidated Statements of Income in the second quarter of 2001.

Liquidity and Capital Resources
-------------------------------

Our ratio of current assets to current liabilities declined to .80 to 1 at September 30, 2002 compared with .83 to 1 at December 31, 2001. The decrease in this ratio was primarily due to the reclassification of long-term debt to short-term.

Our cash and cash equivalents increased to $268.5 million at September 30, 2002, from $231.6 million at December 31, 2001. The increase resulted primarily from $501.8 million provided by operating activities, offset in part by $361.0 million and $107.1 million used in investing and financing activities, respectively. Net cash provided by operating activities of $501.8 million consisted primarily of net income adjusted for non-cash items and changes in working capital. Net cash used in investing activities of $361.0 million consisted primarily of the acquisition of PSI and investments in fixed assets and leveraged leases, partially offset by cash generated from reserve account deposits. Net cash used in financing activities of $107.1 million consisted primarily of stock repurchases, dividends paid to stockholders and payments on long-term obligations and commercial paper partially offset by proceeds from a new debt issuance.

Excluding special items and discontinued operations in 2001, the ratio of earnings before interest and taxes (EBIT) to interest was 6.2x and 5.5x and the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest was 7.8x and 6.9x for the quarters ended September 30, 2002 and 2001, respectively. The ratio of total debt to total debt and stockholders' equity was 81.2% and 79.7% at September 30, 2002 and December 31, 2001. Including the preferred stockholders' equity in a subsidiary company as debt, the ratio of total debt to total debt and stockholders' equity was 82.3% and 81.0% at September 30, 2002 and December 31, 2001. During the third quarter of 2002, we repurchased 2.5 million shares for $88.9 million. Excluding the cash flow effects of special items, free cash flow was $396.5 million for the nine months ended September 30, 2002.

Financings and Capitalization
-----------------------------

In September 2002, we issued $400 million of unsecured fixed rate notes maturing in October 2012. These notes bear interest at an annual rate of 4.625% and pay interest semi-annually beginning April 2003. The proceeds from these notes were for general corporate purposes, including the repayment of commercial paper in anticipation of 2003 debt maturities.

In February 2002, we issued Euros 250 million of senior unsecured notes. These notes bear interest at a floating rate of EURIBOR plus 20 basis points, set two Euro business days preceding the quarterly interest payment dates and mature in August 2003. The notes are listed on the Luxembourg Stock Exchange and have been designated as a hedge of Euro denominated assets held by the company. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, financing acquisitions and the repurchase of company stock. On September 30, 2002, $1.4 billion remained available under the shelf registration statement filed in October 2001 with the SEC, permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 21

Pitney Bowes Credit Corporation (PBCC) has $75 million of unissued debt securities available at September 30, 2002 from a shelf registration statement filed with the SEC in July 1998. As part of this shelf registration statement, in August 1999, PBCC established a medium-term note program for the issuance from time to time of up to $500 million aggregate principal amount of Medium-Term Notes, Series D.

We believe that our financing needs for the next 12 months can be met with cash generated internally, availability under existing credit agreements, debt issued under new and existing shelf registration statements and existing commercial paper and medium-term note programs.

Capital Investments
-------------------

In the first nine months of 2002, net investments in fixed assets included $104.9 million in net additions to property, plant and equipment and $49.9 million in net additions to rental equipment and related inventories compared with $86.6 million and $101.4 million, respectively, in the same period in 2001. These additions include expenditures for normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters. In 2001, additions to rental assets also included the purchase of facsimile and copier equipment related to the discontinued operations of IGI. Excluding capital investments for IGI, net additions to property, plant and equipment and rental equipment were $79.3 million and $53.5 million, respectively, for the nine months ended September 30, 2001.

We expect net investments in fixed assets for the remainder of 2002, relating to continuing operations, to be slightly higher than the prior year. These investments will also be affected by the timing of our customers' transition to digital meters. At September 30, 2002, commitments for the acquisition of property, plant and equipment reflected plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Investment in Commercial Aircraft Leasing Transactions
------------------------------------------------------

At September 30, 2002, our total investment in commercial aircraft leasing transactions was $507.3 million, which is composed of transactions with U.S. and foreign airlines of 44 percent and 56 percent, respectively. This portfolio is diversified across 14 airlines and 33 aircraft. The commercial aircraft transactions are financed through investments in leveraged lease transactions of $301.3 million, direct financing lease transactions of $124.1 million, and through our equity interest in PBG Capital Partners LLC, in which our proportional equity share of commercial airline leasing transactions is $81.9 million. Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) our inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover our net investment; and/or (3) in the case of the leveraged lease portfolio, the absence of an equity defeasance or other third party credit arrangements. Approximately 40 percent of our aircraft leveraged lease portfolio is further secured by equity defeasance accounts or third party credit arrangements.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 22

A further breakdown of our portfolio is as follows:

                                             # of      % of total
         Airline                         aircraft      investment
         -------                         --------      ----------
         U.S.
         ---
         United and subsidiary                  5            12.8
         US Airways                             4            11.8
         Delta                                  5             9.6
         America West                           1             3.8
         American                               6             3.7
         Southwest                              2             1.9
         Northwest                              1              .6
         Alaska Air                             1              .2
                                               --            ----
                                               25            44.4
                                               --            ----

         Foreign
         -------
         KLM                                    2            21.2
         Qantas                                 2            14.6
         Japan                                  2             8.9
         Air France                             1             6.5
         Lufthansa                              1             4.4
                                               --            ----
                                                8            55.6
                                               --            ----

            Total                              33           100.0
                                               ==           =====

We continue to monitor our investment in commercial aircraft leasing transactions given the current status of the airline industry. In particular, we are closely monitoring recent developments related to US Airways Group, Inc. (US Airways) and United Air Lines, Inc. (United).

Our investment in commercial aircraft leasing transactions includes four aircraft with US Airways for a total investment of $59.8 million. With respect to our aircraft, US Airways failed to make scheduled leveraged lease payments totaling $1.3 million that were due on July 1, 2002. As a result, we have suspended the recognition of financing income on all aircraft leases with US Airways. On August 11, 2002, US Airways filed for protection under Chapter 11 of the U.S. Bankruptcy Code. US Airways has publicly stated that its restructuring plan is predicated upon delivering cost reductions and concessions from its unions, aircraft lessors and financiers and other parties. US Airways has also publicly stated that it has received conditional approval from the Air Transportation Stabilization Board for a $1 billion collateralized loan backed by a federal guarantee that may be available to US Airways upon the successful ratification of its plan for reorganization and emergence from Chapter 11 protection.

We continue to be uncertain as to the outcome of the US Airways bankruptcy proceeding and the impact on our investment in aircraft leases with US Airways. Under the Bankruptcy Code, US Airways may cure any defaults under the lease agreements and agree to fulfill its future obligations under those leases to prevent the repossession of the aircraft. However, other actions that may be taken by either US Airways (including the rejection of our leases) or by others during the bankruptcy proceeding may cause a negative impact on our cash flow and could result in material charges related to a write-down of our investment in these transactions.

We are currently in discussions with US Airways as to whether we will continue leasing these aircraft to them post bankruptcy at reduced lease rates. We have also extended the time for rejection of the aircraft by 60 days to allow us time to negotiate a mutually acceptable arrangement to continue leasing these aircraft to US Airways. Depending on the amount of the reduction to the lease rates, we may have to record additional charges for uncollectible lease receivables, which are not already covered by our existing allowance for credit losses. If we are unable to reach agreement on acceptable lease rates, we may repossess the aircraft which could result in material charges related to the write-down of our investment in these transactions.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 23

Our investment in commercial aircraft leasing transactions also includes four aircraft with United and one aircraft with a wholly-owned regional carrier subsidiary of United, for a total investment of $65.0 million. To date, United has made all contractual payments on the above transactions. We have begun discussions with United concerning its leased aircraft and we continue to monitor the airline's public disclosure of its discussions with its unions and with government officials. Continued deterioration of this situation or in the airline industry in general may cause a negative impact on our cash flow and could result in material charges related to a write-down of our investment in these or other airline transactions.

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

Other Matters
-------------

Capital Services

In October 2002, we announced that we are reviewing possible actions to reduce our overall exposure in our Capital Services segment to focus exclusively on transactions related to our postal and document-related financing business. At September 30, 2002, our total investment in Capital Services lease related assets included in our Consolidated Balance Sheet was composed of the following:

(Dollars in millions)                                          September 30,2002
                                                               -----------------

Leveraged leases                                               $           1,438
Finance receivables                                                        1,053
Other assets                                                                 162
Rental equipment                                                              21
                                                               -----------------
Total                                                          $           2,674
                                                               =================

Leveraged leases are diversified across the following types of assets:

  o     $336 million related to commercial real estate facilities.
  o     $301 million for aircraft transactions with major commercial airlines.
  o     $300 million related to locomotives and railcars.
  o     $240 million for postal equipment with international postal authorities.
  o     $131 million for rail and bus facilities.
  o     $130 million for telecommunications equipment.

Our leveraged lease investment in telecommunications equipment represents leases to three highly rated international telecommunication entities. Approximately, 87 percent of this portfolio is further secured by equity defeasance accounts or other third party credit arrangements. Additionally, our leveraged lease investment in commercial real estate facilities includes approximately
$84 million related to leases of corporate facilities to four U.S. telecommunication entities, of which $69 million is with lessees that are highly rated.

Overall, approximately 46 percent of our $1.4 billion leveraged lease portfolio is further secured by equity defeasance accounts or other third party credit arrangements. In addition, approximately 33 percent of the remaining leveraged lease portfolio represents leases to highly rated government related organizations which have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 24

Capital Services finance receivables are composed of the following:

Assets held for sale                                                  $      420
Single investor leases:
    Large ticket single investor leases                                      405
    Imagistics lease portfolio                                               228
                                                                      ----------
Total                                                                 $    1,053
                                                                      ==========

Other assets represents our 50% equity interest in PBG Capital Partners LLC
(PBG). PBG was formed by Pitney Bowes Credit Corporation and GATX Corporation during 1997 for the purposes of financing and managing certain leasing related assets. We account for our investment in PBG under the equity method.

We expect to phase out our assets held for sale portfolio by the end of next year. Our Consolidated Statement of Income includes financing revenue of $5.2 million and $16.4 million for the quarters ended September 30, 2002 and 2001, respectively, and $21.5 million and $28.4 million for the nine months ended September 30, 2002 and 2001, respectively, attributable to our assets held for sale portfolio.

We are reviewing our other capital services investments and will be determining the optimum time for divesting those assets, other than postal and document related assets, including timing the disposal of these assets, to maximize shareholder value. At September 30, 2002, Capital Services postal and document related assets consist of leveraged leases of $240 million for postal equipment with international postal authorities and our Imagistics lease portfolio of $228 million. We plan to continue to originate postal and document related assets, which we may hold as investments or sell to third parties.

Due to the wide range of possible actions and outcomes which we are currently reviewing, we are uncertain at this time as to the potential impact of these actions on our financial position, results of operations and cash flows.

Pension and retiree medical costs

In October 2002, we also announced that we have preliminarily estimated that our incremental pension and retiree medical costs for 2003, attributable to anticipated changes in actuarial assumptions and loss experience, will be approximately 12 cents per share.

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 25

We adopted a formal plan in the third quarter of 2001 to transition to the next generation of networked mailing technology.

USPS Information Based Indicia Program (IBIP)

In May 1995, the USPS publicly announced its concept of its IBIP for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which would significantly enhance postal revenue security and support expanded USPS value-added services to mailers. The program would consist of the development of four separate specifications: (i) the Indicium specification;
(ii) a Postal Security Device specification; (iii) a Host specification; and
(iv) a Vendor Infrastructure specification. During the period from May 1995 through September 30, 2002, we submitted extensive comments to a series of proposed IBIP specifications issued by the USPS, including comments on the IBI Performance Criteria.

Other Regulatory Matters
------------------------

In June 2002, we received an examination report from the Internal Revenue Service (IRS) showing proposed income tax adjustments for the 1992 to 1994 tax years. The total additional tax proposed by the IRS for the 1992 through 1994 tax years is about $24 million. In August 2002, we filed a protest with the IRS to challenge most of the proposed deficiencies asserted by the IRS. We believe that we have meritorious defenses to those deficiencies and that the ultimate outcome will not result in a material effect on our results of operations, financial position or cash flows. However, if the IRS prevails on its asserted deficiencies, additional tax may be due for 1995 and future tax years, which could materially impact our results of operations, financial position or cash flows. At any time, our provision for taxes could be impacted by changes in tax law and interpretations by governments or courts.

Forward-Looking Statements
--------------------------

We want to caution readers that any forward-looking statements with the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q, other reports or press releases or made by the company's management involve risks and uncertainties which may change based on various important factors. These forward-looking statements are those which talk about the company's or management's current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on behalf of the company include:

o changes in international or national political conditions, including any terrorist attacks
o negative developments in economic conditions, including adverse impacts on customer demand
o  changes in postal regulations
o  timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o  successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o the company's success at managing customer credit risk, including risks associated with commercial aircraft leasing transactions
o  changes in interest rates
o  foreign currency fluctuations
o  timing and execution of the restructuring plan
o  timing and execution of the meter transition plan
o regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 26

o impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents
o  third-party suppliers ability to provide product components
o negative income tax adjustments for prior audit years and changes in tax laws or regulations
o  terms and timing of actions to reduce exposures in Capital Services segment
o  changes in pension and retiree medical costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2001 regarding this matter.

Item 4. Controls and Procedures

(a) Explanation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14 (c)) as of a date (the "Evaluation Date") within 90 days of the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           Part II - Other Information
                           ---------------------------

Item 1: Legal Proceedings

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, including actions purportedly brought on behalf of classes of claimants. These may involve litigation by or against us relating to, among other things:

o  contractual rights under vendor, insurance or other contracts
o  intellectual property or patent rights
o  equipment, service, payment or other disputes with customers
o  disputes with employees

In those cases where we are the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. Although we cannot predict the outcome of such matters, based on current knowledge, management does not believe that the ultimate outcome of these litigations will have a material adverse effect on our financial position, results of operations or cash flows.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 27

Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

           Reg. S-K
           Exhibits            Description
           --------            -------------------------------------------------

               (12)            Computation of ratio of
                               earnings to fixed charges

             (99.1)            Certification of Chief Executive Officer

             (99.2)            Certification of Chief Financial Officer



(b) Reports on Form 8-K

       On August 13, 2002, the company furnished a current report on Form 8-K pursuant to Item 9 thereof, reporting the filings of the Statement Under Oath of the Principal Executive Officer and Principal Financial Officer dated August 13, 2002, regarding facts and circumstances relating to exchange act filings.

       On August 2, 2002, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated August 1, 2002 regarding its completion of the acquisition of PSI Group, Inc.

       On July 19, 2002, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated July 18, 2002 regarding its financial results for the quarter ended June 30, 2002.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 28



                               Signatures
                               ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               PITNEY BOWES INC.




November 12, 2002



                               /s/ B. P. Nolop
                               -------------------------------------------------
                               B. P. Nolop
                               Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial Officer)



                               /s/ A. F. Henock
                               -------------------------------------------------
                               A. F. Henock
                               Vice President - Finance
                               (Principal Accounting Officer)

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 29

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Michael J. Critelli, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Pitney Bowes Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002



/s/ Michael J. Critelli
-----------------------
Michael J. Critelli
Chief Executive Officer

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2002
Page 30

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Bruce P. Nolop, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Pitney Bowes Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002



/s/ Bruce P. Nolop
------------------
Bruce P. Nolop
Chief Financial Officer

                                  Exhibit Index
                                  -------------



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

             (99.1)            Certification of Chief Executive Officer

             (99.2)            Certification of Chief Financial Officer




                                                                                                                        Exhibit (12)

                                Pitney Bowes Inc.
              Computation of Ratio of Earnings to Fixed Charges (1)
              ----------------------------------------------------

(Dollars in thousands)                                              Three Months Ended                      Nine Months Ended
                                                                       September 30,                          September 30,
                                                             ---------------------------------     ---------------------------------
                                                                       2002            2001(2)                2002           2001(2)
                                                             --------------     --------------     ---------------    --------------
Income from continuing operations
  before income taxes......................................  $      213,785     $      176,504     $       610,635    $      623,639

Add:
    Interest expense.......................................          45,005             46,977             142,150           146,103
    Portion of rents
       representative of the interest factor...............          10,878             12,326              31,408            33,671
    Amortization of capitalized interest...................             368                244                 979               730
    Minority interest in the
       income of subsidiary with fixed charges.............           1,377              2,259               4,006             8,268
                                                             --------------     --------------     ---------------    --------------

Income as adjusted.........................................  $      271,413     $      238,310     $       789,178    $      812,411
                                                             ==============     ==============     ===============    ==============

Fixed charges:
    Interest expense.......................................  $       45,005     $       46,977     $       142,150    $      146,103
    Capitalized interest...................................               -                  -                   -                 -
    Portion of rents
       representative of the interest factor...............          10,878             12,326              31,408            33,671
    Minority interest, excluding
       taxes, in the income of subsidiary
       with fixed charges..................................           2,004              3,265               5,831            12,457
                                                             --------------     --------------     ---------------    --------------

       Total fixed charges.................................  $       57,887     $       62,568     $       179,389    $      192,231
                                                             ==============     ==============     ===============    ==============

Ratio of earnings to fixed charges.........................            4.69               3.81                4.40              4.23
                                                             ==============     ==============     ===============    ==============

Ratio of earnings to fixed
    charges excluding minority interest....................            4.83               3.98                4.52              4.47
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

         Including these amounts in fixed charges, the ratio of earnings to fixed charges would be 3.69 and 4.08 for the three and nine months ended September 30, 2001. The ratio of earnings to fixed charges excluding minority interest would be 3.85 and 4.31 for the three and nine months ended September 30, 2001.

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pitney Bowes Inc. (the "company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Michael J. Critelli, Chief Executive Officer of the company, certify that, to the best of my knowledge:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.



/s/ Michael J. Critelli
-----------------------
Michael J. Critelli
Chief Executive Officer
November 12, 2002

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pitney Bowes Inc. (the "company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Bruce P. Nolop, Chief Financial Officer of the company, certify that, to the best of my knowledge:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.



/s/ Bruce P. Nolop
------------------
Bruce P. Nolop
Chief Financial Officer
November 12, 2002