Form 10-K
period 2002-12-31
PITNEY BOWES INC /DE/
filed 2003-03-18
CIK 78814

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC  20549-1004

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-3579

PITNEY BOWES INC.

Incorporated pursuant to the Laws of the State of Delaware

Internal Revenue Service – Employer Identification No. 06-0495050

World Headquarters
Stamford, Connecticut 06926-0700
Telephone Number: (203) 356-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($1 par value)	New York Stock Exchange

$2.12 Convertible Cumulative Preference Stock (no par value)	New York Stock Exchange

Preference Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

          4% Convertible Cumulative Preferred Stock ($50 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of February 28, 2003, the number of shares of common stock, $1 par value, outstanding was 234,522,527. The aggregate market value of voting stock (common stock and $2.12 convertible cumulative preference stock) held by non-affiliates of the registrant (based on the closing price of these securities on the New York Stock Exchange at June 30, 2002) is $9,349,722,497.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III.

PITNEY BOWES INC.

PITNEY BOWES INC.
PART I

ITEM 1 - BUSINESS

Our company was incorporated in the state of Delaware on April 23, 1920, as the Pitney Bowes Postage Meter Company.  Today, we are a provider of leading-edge global, integrated mail and document management solutions for organizations of all sizes.

Pitney Bowes Inc. and its subsidiaries (which we refer to in this Form 10-K as us, we, our or the company) operate in three reportable segments: Global Mailing, Enterprise Solutions and Capital Services. We operate both inside and outside the United States. Our financial information concerning revenue, operating profit and identifiable assets, by reportable segment and geographic area, appears on pages 71 to 73 of this Form 10-K.

For more information about us, our products, services and solutions, visit www.pitneybowes.com. Also, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K will be made available free of charge through the Investor Relations section of our website as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Global Mailing

Our Global Mailing segment includes worldwide revenue and related expenses from the rental of postage meters and the sale, rental and financing of mailing equipment, including mail finishing and software-based mail creation equipment. We also include in this segment, software-based shipping, transportation and logistics systems, related supplies and services, presort mail services, postal payment solutions and supply chain solutions such as order management and fulfillment support. We sell, rent or finance our products. We sell our supplies and services.  Some of our products are sold through dealers outside the United States.

Products in this segment include postage meters, mailing machines, address hygiene software, manifest systems, letter and parcel scales, mail openers, mailroom furniture, folders, paper handling equipment, shipping equipment, software-based shipping and logistics systems, presort machines and postal payment solutions.

Enterprise Solutions

Our Enterprise Solutions segment comprises two divisions - Pitney Bowes Management Services (PBMS) and Document Messaging Technologies (DMT).  In this segment, we sell, rent or finance our products, while we sell supplies and services.

PBMS includes revenue and related expenses from facilities management contracts for advanced mailing, secure mail services, reprographic, document management and other high-value services. PBMS offers a variety of business support services to our customers to manage copy, reprographic and mail centers, facsimile, electronic printing and imaging services, and records management. PBMS is a major provider of on- and off-site services which helps our customers manage the creation, processing, storage, retrieval, distribution and tracking of documents and messages in both paper and digital form.

DMT includes revenue and related expenses from the sale, service and financing of high speed, software-enabled production mail systems, sorting equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software.

We include our internal financial services operations in both the Global Mailing and Enterprise Solutions segments. The internal financial services operations provide lease financing for our products in the U.S., Canada, the United Kingdom, Germany, France, Norway, Ireland, Australia, Austria, Spain, Italy, Switzerland and Sweden.

Capital Services

Our Capital Services segment consists of external financing for non-Pitney Bowes equipment, including the strategic financing of third-party equipment. It comprises primarily asset and fee-based income generated by financing or arranging transactions of critical large-ticket customer assets.

In January 2003, we announced that we would stop active pursuit of, and growth in, long-term Capital Services financing transactions, including long-term financing of postal and related equipment. We will continue to provide lease financing for our products through our internal financing operations.

In the past, we have directly financed or arranged financing for commercial and non-commercial aircraft, real estate, over-the-road trucks and trailers, locomotives, railcars, rail and bus facilities, office equipment and high-technology equipment such as data processing and communications equipment.

Support Services

We maintain extensive field service organizations in the U.S. and some other countries to provide support services to customers who have rented, leased or purchased equipment.  These support services, which are usually in the form of annual maintenance contracts, accounted for approximately 13 percent of revenue in 2002, 2001 and 2000.

Marketing

Our products and services are marketed through an extensive network of offices in the U.S. and through a number of our subsidiaries and independent distributors and dealers in many countries throughout the world. We also use direct marketing, outbound telemarketing and the Internet. We sell to a variety of business, governmental, institutional and other organizations. We believe we have a broad base of customers, and we are not dependent upon any one customer or type of customer for a significant part of our business. We do not have significant backlog or seasonality relating to our businesses.

Credit Policies

We establish credit approval limits and procedures at regional, divisional, subsidiary and corporate levels based on the credit quality of the customer and the type of product or service provided. In addition, we utilize an Automatic Approval Program (“AAP”) for certain leases within the internal financing divisions. The AAP program is designed to facilitate low dollar transactions by utilizing historical payment patterns and losses realized for customers with common credit characteristics.  The program dictates the criteria under which we will accept a customer without performing a more detailed credit investigation. The AAP considers criteria such as maximum equipment cost, a customer’s time in business and current payment experience with our internal financing division.

We base our credit decisions primarily on a customer’s financial strength, and, in the case of our Capital Services programs, we also consider collateral values.

Credit Experience

In 2002, the U.S. airline industry experienced a rapid deterioration in business conditions. For a further discussion of our aircraft leasing investments, please refer to Capital Services on page 23.

Excluding aircraft leasing investments, the percentage of receivables over 30 days delinquent was 7.4 percent at December 31, 2002, 8.1 percent at December 31, 2001 and 7.5 percent at December 31, 2000 of which the percentage relating to financial services was 53 percent, 58 percent and 60 percent at December 31, 2002, 2001 and 2000, respectively.

We have charged against the allowance for doubtful accounts losses of $13.7 million, $10.3 million and $11.6 million in 2002, 2001 and 2000, respectively. Charges against the allowance for credit losses on finance receivables were $66.3 million, $50.4 million and $65.8 million in 2002, 2001 and 2000, respectively.

Operations Outside the United States

Our manufacturing operations outside the U.S. are in the United Kingdom, France and Germany.

Competition

Historically, we have been a leading supplier of products and services in our business segments, particularly postage meters and mailing machines. Our meter base and our continued ability to place meters in key markets is a significant contributor to our current and future revenue and profitability. However, all of our segments face strong competition from a number of companies. In particular, we face competition in many countries for new placements from several postage meter and mailing machine suppliers, and our mailing systems products face competition from products and services offered as alternative means of message communications. PBMS, a major provider of business support services and document management to the corporate, financial services, and professional services markets, competes against national, regional and local firms specializing in facilities and document management. We believe that our long experience and reputation for product quality, and our sales and support service organizations are important factors in influencing customer choices with respect to our products and services.

The financing business is highly competitive with aggressive rate competition. Leasing companies, commercial finance companies, commercial banks and other financial institutions compete, in varying degrees, in the several markets in which our finance operations do business. Our competitors range from very large, diversified financial institutions to many small, specialized firms. In view of the market fragmentation and absence of any dominant competitors, we believe that it is not possible to provide a meaningful description of our finance operations’ competitive position in these markets.

Research and Development/Patents

We have research and development programs that are directed toward developing new products and service methods.  Our expenditures on research and development totaled $141.3 million, $133.1 million and $120.5 million in 2002, 2001 and 2000, respectively.

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

Regulatory Matters

We are subject to the U.S. Postal Service’s regulations and those of foreign postal authorities, related to product specifications and business practices. From time to time, we will work with these governing bodies to help in the enhancement and growth of mail and the mail channel. See Legal and Regulatory Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

Employee Relations

At December 31, 2002, we employed 25,188 persons in the U.S. and 7,942 persons outside the U.S. We believe that employee relations are satisfactory. The large majority of our employees are not represented by any labor union. Our management follows the policy of keeping employees informed of decisions, and encourages and implements employee suggestions whenever practicable.

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

In 2002, we announced that we are reviewing options for real estate realignment, including alternative sites for our World Headquarters office, in order to better meet our long-term needs. We are continuing to review the alternatives and have made no decisions to date.

Global Mailing

Global Mailing products are manufactured in a number of plants principally in Connecticut, as well as in Harlow, England; Friedberg, Germany; Lyon, France and St. Denis, France. Most of these facilities are owned by the company. At December 31, 2002, there were 151 sales, support services and finance offices, substantially all of which are leased, located throughout the U.S. and in a number of other countries.

Enterprise Solutions

Our Document Messaging Technologies business is headquartered in Danbury, Connecticut. We lease twelve facilities located throughout the U.S. Our Management Services business is headquartered in Stamford, Connecticut and leases 40 facilities located throughout the U.S. and in Canada, England, Belgium, Denmark, France, Germany, Norway, Netherlands and Sweden.

Our headquarters of our financing operations within the U.S. is located in Shelton, Connecticut. Offices of our financing operations outside the U.S. are maintained in Mississauga, Ontario, Canada; Harlow, England; Heppenheim, Germany; Paris, France; Oslo, Norway; Dublin, Ireland; French’s Forest, Australia; Vienna, Austria; Effretikon, Switzerland; Milan, Italy; Barcelona, Spain; and Stockholm, Sweden.

Capital Services

Our wholly-owned subsidiary, Pitney Bowes Credit Corporation (PBCC), leases an executive and administrative office in Shelton, Connecticut, which is owned by Pitney Bowes Inc. There are eight leased regional and district sales offices located throughout the U.S.

ITEM 3 – LEGAL PROCEEDINGS

In the ordinary course of normal business, we are routinely defendants in or parties to a number of pending and threatened legal actions including proceedings purportedly brought on behalf of classes of claimants. These may involve litigation by or against us relating to, among other things:

•	contractual rights under vendor, insurance or other contracts
•	intellectual property or patent rights
•	equipment, service, payment or other disputes with customers
•	disputes with employees

Included among these cases are two patent actions, one with Stamps.com and one with Ricoh Company, Ltd. in which allegations of infringement have been made against our DM SeriesTM of products. In addition, we are defendants in several state court actions relating to a program PBCC offers to some of its leasing customers to replace the leased equipment if it is lost, stolen or destroyed. Of the current actions, three are purportedly brought on behalf of state-based classes of customers and the others are brought on behalf of individual customers. No court has ruled on whether or not the cases may proceed on a class basis. We have previously prevailed at the summary judgment stage in two similar litigations, including one federal court decision affirmed by the United States Court of Appeals for the Fifth Circuit.

In those cases where we are the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts of damages or other types of relief and some matters may remain unresolved for several years. Although we cannot predict the outcome of such matters, based on current knowledge, management does not believe that the ultimate outcome of the litigations referred to in this section will have a material adverse effect on our financial position, results of operations or cash flows. However, if the plaintiffs do prevail, the result may have a material effect on our financial position, future results of operations or cash flows. See Legal and Regulatory Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Legal Settlements, net section under Special Items in Item 7 of this Form 10-K.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our shareholders during the three months ended December 31, 2002.

Executive Officers of the Registrant

Name	Age	Title	Executive Officer Since

Michael J. Critelli	54	Chairman and Chief Executive Officer	1988
Brian M. Baxendale	60	Executive Vice President and President Enterprise Relationship Development	2000
Gregory E. Buoncontri	55	Senior Vice President and Chief Information Officer	2000
Karen M. Garrison	54	Executive Vice President and Group President, Pitney Bowes Business Services	1999
Arlen F. Henock	46	Vice President – Finance and Chief Accounting Officer	1996
Luis A. Jimenez	58	Senior Vice President and Chief Strategy Officer	1999
Matthew S. Kissner	48	Executive Vice President and Group President, Information Based Solutions and Document Messaging Technologies	1997
Murray D. Martin	55	Executive Vice President and Group President, Global Mailing Systems	1998
Sara E. Moss *	56	Senior Vice President and General Counsel	1996
Bruce P. Nolop	52	Executive Vice President and Chief Financial Officer	2000
Johnna G. Torsone	52	Senior Vice President and Chief Human Resources Officer	1993

* Ms. Moss resigned her position for family related reasons, effective February 2003. Michele Coleman Mayes joined the company effective February 2003 as Senior Vice President and General Counsel. Prior to joining the company, Ms. Mayes was Vice President - Legal, Assistant Secretary and Corporate Officer of Colgate-Palmolive Company. Ms. Mayes also served as Vice President and Deputy General Counsel - International and Corporate as well as Vice President of Human Resources and Legal for Colgate North America. Prior to joining Colgate-Palmolive Company, Ms. Mayes also held various legal positions at Unisys Corporation.

There is no family relationship among the above officers, all of whom have served in various corporate, division or subsidiary positions with the company for at least the past five years except G.E. Buoncontri, L.A. Jimenez, M. Mayes and B.P. Nolop.

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

Mr. Jimenez joined the company from Arthur D. Little, an international management consulting company, with over 25 years of experience. Mr. Jimenez was appointed worldwide practice leader for postal organizations in 1990, Corporate Vice President in 1991, and served most recently on the firm’s global board for telecommunications and media and as Manager of the Latin American practice.

Mr. Nolop joined the company from Wasserstein Perella & Co., an investment bank and one of Pitney Bowes’ financial advisors, where he had served as managing director since 1993. Prior to joining Wasserstein Perella & Co., Mr. Nolop held senior positions with Goldman Sachs & Co., Kimberly-Clark Corporation and Morgan Stanley & Co.

PART II

ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDERS’ MATTERS

Pitney Bowes common stock is traded under the symbol “PBI”. The principal market is the New York Stock Exchange. The stock is also traded on the Chicago, Philadelphia, Boston, Pacific and Cincinnati stock exchanges.  At December 31, 2002, the company had 27,418 common stockholders of record.

Stock Information

Dividends per common share

Quarter	2002	2001

First	$.295	$.29
Second	.295	.29
Third	.295	.29
Fourth	.295	.29

Total	$1.18	$1.16

Quarterly price ranges of common stock

	2002

Quarter	High	Low

First	44.15	37.43
Second	44.41	38.39
Third	40.33	29.98
Fourth	36.80	28.55

	2001

Quarter	High	Low

First	38.40	32.00
Second	42.41	32.73
Third	44.70	37.65
Fourth	42.44	33.91

ITEM 6 – SELECTED FINANCIAL DATA

The following tables summarize selected financial data for the company, and should be read in conjunction with the more detailed consolidated financial statements and related notes thereto included under Item 8 of this Form 10-K.

Summary of Selected Financial Data
(Dollars in thousands, except per share amounts)

	Years ended December 31

	2002		2001		2000		1999		1998

Total revenue	$4,409,758		$4,122,474		$3,880,868		$3,811,576		$3,499,483
Cost and expenses	3,790,313		3,356,090		3,078,020		2,987,634		2,840,821

Income from continuing operations before income taxes	619,445		766,384		802,848		823,942		658,662
Provision for income taxes	181,739		252,064		239,723		260,952		215,513

Income from continuing operations	437,706		514,320		563,125		562,990		443,149
Discontinued operations	38,044		(25,977)		64,104		73,222		133,245
Cumulative effect of accounting change	—		—		(4,683)		—		—

Net income	$475,750		$488,343		$622,546		$636,212		$576,394

Basic earnings per share:
Continuing operations	$1.83		$2.09		$2.20		$2.11		$1.61
Discontinued operations	.16		(.11)		.25		.27		.49
Cumulative effect of accounting change	—		—		(.02)		—		—

Net income	$1.99		$1.99		$2.43		$2.38		$2.10

Diluted earnings per share:
Continuing operations	$1.81		$2.08		$2.18		$2.07		$1.58
Discontinued operations	.16		(.10)		.25		.27		.48
Cumulative effect of accounting change	—		—		(.02)		—		—

Net income	$1.97		$1.97		$2.41		$2.34		$2.06

Total cash dividends on common, preference and preferred stock	$282,225		$285,164		$292,736		$272,866		$247,484
Cash dividends per share of common stock	$1.18		$1.16		$1.14		$1.02		$.90
Average common and potential common shares outstanding	241,483,539		247,615,560		258,602,218		272,006,143		279,656,603
Cash provided by operating activities	$502,559		$1,035,887		$872,244		$981,086		$772,028
Free cash flow	$277,725		$779,683		$603,667		$676,188		$473,613
Balance sheet at December 31
Total assets	$8,732,314		$8,318,471		$7,901,266		$8,222,672		$7,661,039
Long-term debt	$2,316,844		$2,419,150		$1,881,947		$1,997,856		$1,712,937
Capital lease obligations	$4,369		$3,103		$4,660		$6,372		$8,384
Preferred stockholders’ equity in a subsidiary company	$310,000		$310,000		$310,000		$310,000		$310,097
Stockholders’ equity	$853,327		$891,355		$1,284,975		$1,625,610		$1,648,002
Book value per common share	$3.62		$3.68		$5.16		$6.13		$6.09
Ratios
Profit margin-continuing operations:
Pre-tax earnings	14.0%		18.6%		20.7%		21.6%		18.8%
After-tax earnings	9.9%		12.5%		14.5%		14.8%		12.7%
Return on stockholders’ equity before accounting changes	55.8%		54.8%		48.8%		39.1%		35.0%
Debt to total capital	82.3%		79.7%		71.1%		67.2%		64.4%
EBIT to interest	4.5	x	5.2	x	5.2	x	5.8	x	5.4	x
EBITDA to interest	5.9	x	6.5	x	6.5	x	7.3	x	6.9	x
Other
Common stockholders of record	27,418		27,849		32,231		32,754		32,210
Total employees	33,130		32,724		28,542		27,267		27,700

Note: The sum of the earnings per share amounts may not equal the totals due to rounding.

Free cash flow is defined as net cash provided by operating activities less net investment in fixed assets. See reconciliation on page 32. Free cash flow, earnings before interest and taxes (EBIT) and earnings before interest, taxes, depreciation and amortization (EBITDA) are not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles, but are presented because we believe they are widely accepted indicators of our ability to incur and service debt. EBIT and EBITDA do not give effect to cash used for debt service requirements and capital expenditures and thus do not reflect funds available for reinvestment, dividends or other discretionary uses. In addition, free cash flow, EBIT and EBITDA as presented in this summary schedule may not be comparable to similarly titled measures reported by other companies.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We continue to build on the core activities that support our strong competitive position in integrated mail and document management solutions.

We operate in three reportable segments: Global Mailing, Enterprise Solutions and Capital Services.

Our Global Mailing segment includes worldwide revenue and related expenses from the rental of postage meters and the sale, rental and financing of mailing equipment, including mail finishing and software-based mail creation equipment. We also include in this segment software-based shipping, transportation and logistics systems, related supplies and services, presort mail services, postal payment solutions and supply chain solutions such as order management and fulfillment support.

Our Enterprise Solutions segment comprises Pitney Bowes Management Services (PBMS) and Document Messaging Technologies (DMT). PBMS includes revenue and related expenses from facilities management contracts for advanced mailing, reprographic, document management and other high-value services. DMT includes revenue and related expenses from the sale, service and financing of high speed, software-enabled production mail systems, sortation equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software.

Our Capital Services segment consists of external financing for non-Pitney Bowes equipment, including the strategic financing of third-party equipment. It comprises primarily asset and fee-based income generated by financing or arranging transactions of critical large-ticket customer assets. In January 2003, we announced that we would stop active pursuit of, and growth in, long-term Capital Services financing transactions, including long-term financing for postal and related equipment. We will continue to provide lease financing for our products through our internal financing operations.

During 2002, we completed the acquisition of PSI Group, Inc. (PSI), the nation’s largest mail presort company with operating centers across the U.S.  This increased our presence in the domestic market for mail-related services.

During 2001, we completed several acquisitions that increased our presence in both domestic and international markets and that we believe will better position the company for long-term growth and enhanced shareholder value. These acquisitions included the following:

•	Secap SA (Secap), a mailing systems company based in France.

•	Danka Services International (DSI), a provider of on- and off-site document management services in the U.S. and Europe.

•	Bell & Howell’s International Mail and Messaging Technologies (MMT) business in Europe, Africa, the Middle East and Asia.

On December 3, 2001, we completed the spin-off of our office systems business to stockholders as an independent, publicly-traded company under the name of Imagistics International Inc. (IGI). On that date, we paid a special stock dividend of IGI common stock to our common shareholders. Through this special dividend, we distributed 100% of the shares of IGI stock to common shareholders of the company. The historical carrying amount of the IGI net assets distributed to our shareholders on the spin-off date has been recorded as a stock dividend of $311.7 million. We have segregated the operating results of IGI and reported them as discontinued operations in the Consolidated Statements of Income.  In connection with the spin-off, we recorded a loss of approximately $26.0 million (net of taxes of $12.2 million) for the year ended December 31, 2001. See Note 12 to the consolidated financial statements.

On January 14, 2000, we sold Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the company, to ABN AMRO North America. In connection with this transaction, we recorded a gain of $12.5 million (net of taxes of $7.4 million) for the year ended December 31, 2002. This gain resulted from the favorable resolution of certain contingent liabilities recorded at the time of sale. See Note 12 to the consolidated financial statements.

On October 30, 1998, Colonial Pacific Leasing Corporation (CPLC), a wholly-owned subsidiary of the company, transferred the operations, employees and substantially all assets related to its broker-oriented external financing business to General Electric Capital Corporation, a subsidiary of the General Electric Company. In connection with this transaction, we recorded a gain of $25.5 million (net of taxes of $15.0 million) for the year ended December 31, 2002. This gain resulted from the favorable resolution of certain contingent liabilities recorded at the time of sale. See Note 12 to the consolidated financial statements.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and to the understanding of our results of operations.  We discuss the impact and any associated risks on our results of operations related to these policies throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements.

The preparation of our financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to customer cancellations, bad debts, inventories, investments, useful lives of long-lived assets, intangible assets, income taxes, financing operations, warranty obligations, restructuring, pensions and other postretirement benefits, and contingencies and litigation. Our actual results could differ from those estimates.

Revenue recognition

We derive our revenue from the following sources:

•	sales;

•	business services;

•	rentals and financing; and

•	support services

In accordance with generally accepted accounting principles, we recognize revenue from these sources as follows:

Sales revenue

Sales of equipment

We sell equipment to our customers, as well as to distributors and dealers (re-sellers) throughout the world. Revenue from these sales is recognized upon the transfer of title, which is at the point of shipment. We do not offer any rights of return or stock balancing rights.

Our sales revenue from customized equipment and software-enabled mail creation equipment and shipping products is generally recognized when installed.

Sales of supplies

Revenue related to supplies is recognized at the point of title transfer, which is upon shipment.

Software licenses and integration services

We recognize revenue related to off-the-shelf software licenses upon transfer of title, which is upon shipment. We recognize revenue from software requiring integration services at the point of customer acceptance.

Business services revenue

Business services

Business services revenue includes revenue from PBMS and PSI.

Management services, which includes outsourcing of mailrooms, copy centers, or other document management functions, are typically annual or longer contracts that contain a monthly service fee and in many cases a “click” charge based on the number of copies made, machines in use, etc. Revenue is recognized over the term of the agreement, based on monthly service charges, with the exception of the “click” charges, which are recognized as incurred.

Presort mail services include the preparation, sortation and aggregation of mail to earn postal discounts and expedite delivery for our customers. Revenue is recognized over the term of the agreement as earned.

Rentals revenue

Product rentals

We rent equipment to our customers, primarily postage meters, mailing equipment and shipping systems under short-term rental agreements, generally for periods of three months to three years. We invoice in advance the charges for equipment rental. We defer the billed revenue and include it initially in advance billings. Rental revenue is recognized on a straight-line basis over the term of the rental agreement.

Financing revenue

Product financing arrangements

We provide lease financing of our products in the U.S. and outside the U.S. through sales-type leases.

When a sales-type lease is consummated, we record the gross finance receivable, unearned income and the estimated residual value of the leased equipment. Unearned income represents the excess of the gross finance receivable plus the estimated residual value over the sales price of the equipment. We recognize the equipment sale at the inception of the lease. We recognize unearned income as earned using the interest method over the term of the transaction. Earned income is included in rentals and financing revenue in the Consolidated Statements of Income.

Capital Services revenue

We provide financing for non-Pitney Bowes equipment through direct financing leases and leveraged leases.

When a direct financing lease is consummated, we record the gross finance receivable, unearned income and the estimated residual value of the leased equipment. Unearned income represents the excess of the gross receivable plus the estimated residual value over the cost of the equipment. We account for initial direct costs incurred in consummating a transaction as part of the investment in the lease and appropriately amortize these costs using the interest method over the term of the lease. We recognize unearned income as earned using the interest method over the term of the transaction. Earned income is included in financing revenue in the Consolidated Statements of Income.

From time to time, we sell selected finance assets. We follow Statement of Financial Accounting Standards (FAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” when accounting for our sale of finance assets. We recognize all assets obtained or liabilities incurred in consideration as proceeds of the sale and recognize any gain or loss on the sale in earnings.

Our investment in leveraged leases consists of rentals receivable net of principal and interest on the related nonrecourse debt, estimated residual value of the leased property and unearned income. We recognize the unearned income as leveraged lease revenue over the lease term. Earned income is included in financing revenue in the Consolidated Statement of Income.

Support services revenue

Equipment maintenance agreements

We provide support services to our customers primarily through extended maintenance contracts. Revenue related to these agreements is recognized on a straight-line basis over the term of the agreement.

Multiple element arrangements

Certain of our transactions are consummated at the same time. The usual form of this transaction involves the sale or lease of equipment, a cancelable meter rental and/or a cancelable equipment maintenance agreement.

In these cases, fair value of the various elements is determined by using the “residual method.” In applying this method, the fair values of any meter rental or equipment maintenance agreement are determined to be equivalent to the price charged in a standalone or renewal transaction. Any remaining consideration is allocated to the value of the equipment.

Allowance for doubtful accounts

We estimate our accounts receivable risks and provide allowances for doubtful accounts accordingly. We believe that our credit risk for accounts receivable is limited because of the large number of our customers and the relatively small account balances for most of our customers.  Also, our customers are dispersed across different businesses and geographic areas.  We believe that our allowance for doubtful accounts is sufficient.

We evaluate the adequacy of the allowance for doubtful accounts on a periodic basis. Our evaluation includes historical loss experience, adverse situations that may affect a customer’s ability to repay, and prevailing economic conditions. We make adjustments to our allowance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective because our estimates may be revised as more information becomes available.

Allowance for credit losses

We estimate our finance receivables risks and provide allowances for credit losses accordingly. Our financial services businesses establish credit approval limits based on the credit quality of the customer and the type of equipment financed. We charge finance receivables through the allowance for credit losses after collection efforts are exhausted and we deem the account uncollectible. Our financial services businesses base credit decisions primarily on a customer’s financial strength. We believe that our concentration of credit risk for finance receivables in our internal financing division is limited because of our large number of customers, small account balances and customer geographic and industry diversification. In addition, in our Capital Services programs, we may also consider collateral values.

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

We evaluate the adequacy of allowance for credit losses on a periodic basis.  Our evaluation includes historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a customer’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. We make adjustments to our allowance for credit losses if the evaluation of reserve requirements differs from the actual aggregate reserve. This evaluation is inherently subjective because our estimates may be revised as more information becomes available.

Accounting for income taxes

When we prepare our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision for our taxes in accordance with FAS No. 109, “Accounting for Income Taxes.”  This process requires us to make the following assessments:

•	we estimate our actual current tax liability in each jurisdiction.
•

we estimate our temporary differences resulting from differing treatment of items, such as lease revenue and related depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include within our Consolidated Balance Sheet.

•	we then assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that recovery is not likely, we establish a valuation allowance.

At any time, our provision for taxes could be impacted by changes in tax law and interpretations by governments or courts.

Long-lived assets

Long-lived assets include:

Property, plant and equipment

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

We capitalize certain costs of internally developed software. These costs include purchased materials and services, payroll and payroll related costs and interest costs. We amortize internally developed software on a straight-line basis over the estimated useful life, which is principally three to ten years.

We do not capitalize software development costs related to software to be sold, leased, or otherwise marketed due to the fact that the period between establishment and testing of a working model and the general availability of our software has historically been short and the related software development costs qualifying for capitalization in accordance with FAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” have been insignificant.

Goodwill

Goodwill represents the excess of cost over the value of net tangible and other intangible assets acquired in business combinations. Goodwill acquired under business combinations completed prior to June 30, 2001 has been amortized, through December 31, 2001, using the straight-line method over its estimated useful life, principally 40 years. Goodwill acquired under business combinations completed after June 30, 2001 has not been amortized.

Other intangible assets

Intangible assets with finite lives, acquired under business combinations, are amortized using the straight-line method over estimated useful lives, principally five to 15 years.

Impairment review

Periodically, we assess the carrying value of our long-lived and intangible assets. Our assessment involves comparing the carrying value of the asset on our Consolidated Balance Sheet to the cash flows we expect to generate in the future by that asset. We forecast the cash flows based on our assessment of our business. If the expected cash flows are less than the asset’s carrying value, we record an impairment charge on that asset.

We believe that we have no impairment to our assets as of December 31, 2002. However, future events and circumstances, some of which are described below, may result in an impairment charge:

•

changes in postal regulations governing the types of meters allowable for use. However, recent regulations were issued in November 2001, and therefore we do not expect new regulations for the foreseeable future.

•	new technological developments that provide significantly enhanced benefits over current digital technology
•	significant negative economic or industry trends
•	changes in our business strategy that alter the expected usage of the related assets
•	significant increase or decrease in our cost of capital
•	future terrorist or other actions that significantly impact the volume of mail
•	future economic results that are below our expectations used in the current assessments.

Special Items

Diluted earnings per share from continuing operations were $1.81, $2.08 and $2.18 for the years ended December 31, 2002, 2001 and 2000, respectively. Diluted earnings per share in 2002 included Capital Services charges of 56 cents per diluted share, related to a write-down of our investments in commercial passenger aircraft leasing and to increase our provision for credit losses primarily related to the rapid deterioration of the U.S. airline industry. Diluted earnings per share in 2001 included a charge of 68 cents per diluted share related to assets associated with our non-networked mailing technology, a charge of 30 cents per diluted share related to restructuring initiatives and a net gain of 82 cents per diluted share from legal settlements. Diluted earnings per share in 2000 includes a charge of 4 cents per diluted share related to restructuring initiatives and a gain of 5 cents per diluted share related to state tax law changes. Excluding the impact of these special items, diluted earnings per share from continuing operations was $2.37, $2.25 and $2.17 for the years ended December 31, 2002, 2001 and 2000, respectively.

A discussion of these items is as follows:

Capital Services charges

In 2002, we recorded a non-cash pre-tax charge of approximately $213 million, to write down our investments in commercial passenger aircraft leases primarily with US Airways Group, Inc. (US Airways) and United Air Lines (United) and to increase our provision for credit losses primarily related to commercial passenger aircraft leasing investments in the U.S. The charge was composed of the following:

•	A write-down of U.S. aircraft lease receivables and residuals of approximately $110 million

•	Additional credit loss reserves related to U.S. aircraft lease investments of approximately $82 million

•	Other costs related to our aircraft leasing investments of approximately $1 million; and

•	Additional credit loss reserves related to non-aircraft Capital Services investments of approximately $20 million.

The decision of US Airways and United to file for bankruptcy exacerbated an already difficult environment in the airline industry. As a result of the rapid deterioration of the U.S. airline industry as well as our revised Capital Services strategy, we recorded a charge of approximately $82 million to increase our provision for credit losses related to our aircraft leasing investments in the U.S. As a result of these events, combined with both the deteriorating financial condition in various other industries and the change in our Capital Services strategy, we also recorded a charge of approximately $20 million to increase our provision for credit losses related to non-aircraft leasing investments, including investments in the telecommunications industry.

A further breakdown of the charge related to aircraft lease investments by individual airline is presented on page 24.

Meter transition

In 2001, we adopted a formal plan to transition to the next generation of networked mailing technology.  The information capture and exchange, made possible by advanced technology, turns the postage meter into an “intelligent” terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by our expanded access to technology and our ability to move to networked products combined with our expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies.  In connection with this plan, we recorded non-cash pre-tax charges of $268.3 million for the year ended December 31, 2001, related to assets associated with our non-networked mailing technology. We have segregated these charges in the Consolidated Statement of Income for the year ended December 31, 2001. In November 2001, postal regulations were issued, consistent with our meter transition plan, defining the meter migration process and timing.  See Regulatory Matters.

Restructuring charges

In 2001, we adopted a formal restructuring plan to implement a common, streamlined business infrastructure across the corporation as a result of our decisions to spin off our office systems business and align our mailing business on a global basis, as well as cost saving opportunities resulting from strategic acquisitions and partnerships, and additional benefits attained from the consolidation of our information technology organization and enterprise-wide resource planning initiatives. In connection with this plan, we recorded pre-tax restructuring charges of $149.3 million in 2001, of which $116.1 million was related to continuing operations and the remaining $33.2 million was related to discontinued operations. We have segregated the restructuring charges related to continuing operations in the Consolidated Statement of Income for the year ended December 31, 2001. The restructuring charges related to discontinued operations are included in discontinued operations in the Consolidated Statement of Income for the year ended December 31, 2001.

In 2000, we recorded a pre-tax charge of approximately $19 million related to the consolidation of information technology staff and infrastructure. We have segregated this charge in the Consolidated Statement of Income for the year ended December 31, 2000.

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

In 2001, we recorded a pre-tax charge of approximately $24 million associated with the settlement of a lawsuit related to lease upgrade pricing in the early to mid-1990s.  The $24 million charge relates to the following settlement costs: award certificates to be provided to members of the class for purchase of office products through the Pitney Bowes supply line and the cost of legal fees and related expenses of $8.3 million. We included this charge in other income in the Consolidated Statement of Income for the year ended December 31, 2001.

State tax benefits

In 2000, we recorded a one-time tax benefit of $12 million related primarily to state tax law changes.

The following table reconciles GAAP to Proforma income from continuing operations for the years ended December 31, 2002, 2001 and 2000, respectively:

(Dollars in thousands, except per share data)	2002	2001	2000

GAAP income from continuing operations before income taxes, as reported	$619,445	$766,384	$802,848
Special items:
Capital services charges	213,182	—	—
Restructuring charges	—	116,142	18,667
Cost of meter transition	—	268,300	—
Legal settlements, net	—	(338,097)	—

Proforma income from continuing operations before income taxes	832,627	812,729	821,515
Proforma provision for income taxes	260,616	256,455	259,190

Proforma income from continuing operations	$572,011	$556,274	$562,325

Results of Continuing Operations 2002 Compared to 2001

In 2002, our revenue increased 7%, income from continuing operations decreased 15% and diluted earnings per share from continuing operations decreased 13% to $1.81 compared with $2.08 for 2001. Excluding special items in both periods, as identified on page 14, income from continuing operations increased 3% and diluted earnings per share from continuing operations increased 5% to $2.37 compared with $2.25 for 2001. Excluding the acquisitions of PSI, Secap, DSI, and MMT, our revenue increased 1%. These acquisitions increased our operating profit, but including related financing costs, did not materially affect earnings either on a per share or aggregate basis.

Revenue

The following table shows revenue in 2002 and 2001 by segment:

(Dollars in millions)	2002	2001	% change

Global Mailing	$3,012	$2,847	6%
Enterprise Solutions	1,218	1,083	12%

Total Messaging Solutions	4,230	3,930	8%
Capital Services	180	192	(6)%

	$4,410	$4,122	7%

Total Messaging Solutions revenue grew 8% over the prior year. The revenue increase came from growth in the Global Mailing and Enterprise Solutions segments of 6% and 12%, respectively, over 2001. Approximately 77% of our total revenue in 2002 is recurring revenue, which we believe is a continuing good indicator of potential repeat business.

Excluding the acquisitions of PSI, Secap and MMT, Global Mailing revenue increased 2%. Global Mailing revenue in the U.S. benefited from the placement of new digital mailing systems and the demand for our mail creation and distribution solutions products. Our new DM Series™ of digital mailing systems featuring IntellilinkTM technology has experienced strong customer satisfaction. Within the Global Mailing segment, international mailing revenue grew 17 percent, driven by revenue from the acquisition of Secap, improved revenue trends in the U.K. and Canada and the favorable impact of foreign currency. Excluding revenue from the acquisition of Secap and the favorable impact of foreign currency, international mailing revenue grew 2%. This revenue growth was achieved despite lower revenue in Germany and several other European countries, where demand has been slower for mailing equipment in a post meter migration environment, and where the company has not yet launched its new DM SeriesTM.

Enterprise Solutions revenue growth of 12% over the prior year was driven by a 19% increase at PBMS primarily as a result of the acquisition of DSI. Excluding the acquisition of DSI, PBMS revenue grew 4%. PBMS continues to improve its competitive position and generate strong growth in new written business, particularly in the higher value document management services, but this growth was partially offset by the continued contraction of large enterprise accounts, especially in the financial services and legal sectors. DMT revenue decreased 7% over the prior year as businesses continue to delay large capital spending decisions, which in turn slowed worldwide demand for our high speed, software-enabled production mail equipment and mail processing software.

Capital Services revenue decreased 6% due to our previously stated strategy to concentrate on fee-based income opportunities.

Operating profit

The following table shows operating profit in 2002 and 2001:

(Dollars in millions)	2002	2001	% change

Global Mailing	$894	$860	4%
Enterprise Solutions	83	77	7%

Total Messaging Solutions	977	937	4%
Capital Services	76	73	4%

	$1,053	$1,010	4%

Operating profit grew 4% over the prior year which reflected contributions from the acquisitions, as well as our continuing emphasis on reducing costs and controlling operating expenses. Operating profit grew 4% in the Global Mailing segment and 7% in the Enterprise Solutions segment.

Global Mailing operating profit grew 4% supported by revenue growth and the effect of our continued emphasis on reducing costs and controlling operating expenses. Operating profit was adversely affected by moderating customer orders and upgrades due to the continuing weak economy and a shift to lower margin products and services.

The operating profit growth in our Enterprise Solutions segment came from 11% operating profit growth at PBMS offset by a 5% operating profit decrease at DMT. The operating profit growth at PBMS was supported by strong revenue growth. Operating profit was adversely affected by costs associated with acquiring new accounts, and investments in product technology and infrastructure, especially in Europe. DMT’s operating profit decline was driven by slower placements of high margin equipment, an increase in lower margin service revenue and continued investment in new product development.

Operating profit increased 4% in the Capital Services segment due primarily to the decline in interest rates.

The following table shows revenue in 2002 and 2001 by source of revenue:

(Dollars in millions)	2002	2001	% change

Sales	$1,309	$1,304	—
Business services	1,011	821	23%
Rentals	828	784	6%
Financing	680	677	—
Support services	582	536	9%

	$4,410	$4,122	7%

Sales revenue remained flat in 2002. Sales growth was adversely affected by the continued slowdown of the global economy which has resulted in moderating customer orders and upgrades at Global Mailing and DMT. Additionally, sales growth was adversely affected by our focus on rentals revenue, which should provide a more stable revenue stream over time.

Business services revenue includes revenue from PBMS and PSI. Business Services revenue increased 23% due mainly to the acquisitions of DSI and PSI. Excluding the acquisition, business services revenue grew 3% due to growth in new written business. Revenue growth at PBMS was adversely affected by the continued contraction of large enterprise accounts, especially in the financial services and legal sectors.

Rentals revenue increased 6% primarily due to strong placements of our stand-alone meters and new digital meters. At December 31, 2002, digital meters represented approximately 58% of our U.S. meter base, up from 50% in 2001 and electronic meters represented approximately 42% of our U.S. meter base. We no longer place mechanical meters, which is in line with USPS guidelines. As previously mentioned, in 2001 we adopted a formal plan to transition to the next generation of networked mailing technology. See Legal and Regulatory Matters. We do not expect this transition to have a material adverse impact on rentals revenue.

Financing revenue remained flat. Financing revenue growth was adversely affected by our strategies to reduce our exposure to our Capital Services segment. In total, we financed 52% and 54% of all sales in 2002 and 2001, respectively.

Support services revenue increased 9% in 2002. Despite competitive pricing pressures, Global Mailing achieved a strong increase in support services revenue due to a larger population of equipment maintenance agreements and the impact of acquisitions in 2002. DMT had growth in support services revenue due to an increased service contract base and on-site contracts. Ongoing support services revenue continues to be partially dependent on equipment sales levels.

Costs and Expenses

The following table shows cost of sales as a percentage of sales revenue in 2002 and 2001:

(Dollars in millions)	2002	2001	% change

	$593	$611	(3)%
Percentage of sales revenue	45.3%	46.8%

Cost of sales, as a percentage of sales revenue, decreased primarily due to a favorable product mix at our U.S. and international mailing businesses including margin improvements from the launch of our DM seriesTM of digital mailing systems.

The following table shows cost of business services as a percentage of business services revenue in 2002 and 2001:

(Dollars in millions)	2002	2001	% change

	$814	$660	23%
Percentage of business services revenue	80.5%	80.4%

Cost of business services revenue, as a percentage of business services revenue, increased slightly, primarily due to costs associated with acquiring new management services accounts that have not yet generated a full year of revenue.

The following table shows cost of rentals as a percentage of rentals revenue in 2002 and 2001:

(Dollars in millions)	2002	2001	% change

	$178	$151	18%
Percentage of rentals revenue	21.5%	19.2%

Cost of rentals, as a percentage of rentals revenue, increased compared with 2001, as a result of higher depreciation costs. We expect this ratio to continue to increase in 2003 due to the timing of our customers’ transition to digital meters.

The following table shows cost of financing as a percentage of financing revenue in 2002 and 2001:

(Dollars in millions)	2002	2001	% change

	$188	$200	(6)%
Percentage of financing revenue	27.7%	29.6%

Cost of financing, as a percentage of financing revenue, decreased compared with 2001, due primarily to the lower mix of Capital Services revenue.

Selling, service and administrative expenses

The following table shows selling, service and administrative expenses as a percentage of total revenue in 2002 and 2001:

(Dollars in millions)	2002	2001	% change

	$1,483	$1,370	8%
Percentage of total revenue	33.6%	33.2%

Selling, service and administrative expenses were 33.6% of total revenue in 2002 compared with 33.2% in 2001. The increase in this ratio was primarily due to the higher mix of support services revenue and costs associated with investments in infrastructure and growth initiatives.

Research and development expenses

The following table shows our research and development expenses in 2002 and 2001:

(Dollars in millions)	2002	2001	% change

	$141	$133	6%

Research and development expenses increased 6% in 2002 to $141 million, reflecting continued investment in developing new technologies and enhancing features for all our products. The 2002 increase represents expenditures for digital document delivery systems, new digital meters and mailing machines, billing and statement software, distribution and logistics software, advanced inserting equipment and mail sorting equipment. We expect similar levels of investment in research and development in 2003.

Net interest expense

The following table shows our net interest expense in 2002 and 2001:

(Dollars in millions)	2002	2001	% change

	$179	$184	(3)%

Net interest expense decreased due to lower average interest rates during 2002 compared with 2001. This decrease was partially offset by higher average borrowings associated with our investment in leasing and rental products, acquisitions, dividends, and our stock repurchase program. Our variable and fixed rate debt mix, after adjusting for the effect of interest rate swaps, was 32% and 68%, respectively, at December 31, 2002. Based on current borrowing levels, a 25 basis point change in interest rates would impact annual interest expense by approximately $3 million to $4 million.

Effective tax rate

The following table shows the effective tax rate in 2002 and 2001:

2002	2001

29.3%	32.9%

Excluding special items, the effective tax rate was 31.3% in 2002 compared with 31.6% in 2001, reflecting continued tax benefits from leasing and financing activities. The tax rate is also favorably affected by our international expansion and our continued investment in developing new technologies. Our provision for taxes could be affected by tax law changes and interpretations by governments or courts. We expect our effective tax rate to increase as we implement our Capital Services strategy outlined on page 23.

Income from continuing operations decreased 15% and diluted earnings per share from continuing operations decreased 13% in 2002. Excluding special items in 2002 and 2001, income from continuing operations increased 3% and diluted earnings per share from continuing operations increased 5% in 2002. The increase in diluted earnings per share outperformed the increase in income from continuing operations due to the company’s share repurchase program. During the year, we repurchased 7.9 million shares, approximately 3% of the average common and potential common shares outstanding at the end of 2001. Excluding special items in 2002 and 2001, income from continuing operations as a percentage of revenue decreased to 13.0% in 2002 from 13.5% in 2001 due primarily to the higher mix of lower-margin revenue.

Results of Continuing Operations 2001 Compared to 2000

In 2001, revenue increased 6%, income from continuing operations decreased 9% and diluted earnings per share from continuing operations decreased 5% to $2.08 compared with $2.18 for 2000. Excluding special items in both periods, income from continuing operations decreased 1% and diluted earnings per share from continuing operations increased 3% to $2.25 compared with $2.17 for 2000. Excluding the acquisitions of Secap, DSI, and MMT, revenue increased 1%. These acquisitions did not materially affect earnings either on a per share or an aggregate basis.

Revenue

The  following table shows revenue in 2001 and 2000 by segment:

(Dollars in millions)	2001	2000	% change

Global Mailing	$2,847	$2,831	1%
Enterprise Solutions	1,083	862	26%

Total Messaging Solutions	3,930	3,693	6%
Capital Services	192	188	2%

	$4,122	$3,881	6%

Total Messaging Solutions revenue grew 6% over the prior year. The revenue increase came from growth in the Global Mailing and Enterprise Solutions segments of 1% and 26%, respectively, over 2000. Approximately 75% of our total revenue in 2001 is recurring revenue, which we believe is a continuing good indicator of potential repeat business.

Excluding the acquisitions of Secap and MMT, Global Mailing revenue decreased 2%. Global Mailing revenue growth, particularly in the U.S. was adversely affected by moderating customer orders and upgrades due to the slow economic environment, especially for shipping and system related products.  Within the Global Mailing segment, international mailing revenue grew at a strong pace, fueled by revenue from the recent acquisitions of Secap and MMT plus continued strong demand for mailing products in Europe. However, revenue was also adversely impacted by weaker performance in the U.K. and Canada, as both countries were affected by slowing economic activity and a lull in those countries’ meter migration programs.

Enterprise Solutions revenue growth was driven by a 34% increase at PBMS as a result of higher volume in the core business and the acquisition of DSI. Excluding the acquisition of DSI, Enterprise Solutions revenue grew 11%. DMT revenue increased 5% over the prior year; however, our performance continues to be affected by a worldwide slowdown in capital spending, which has caused many of our customers to delay purchases of higher-margin customized inserting systems.

Capital Services revenue increased 2% primarily due to higher revenue associated with the strategic financing of equipment for posts around the world.

Operating profit

The following table shows operating profit in 2001 and 2000:

(Dollars in millions)	2001	2000	% change

Global Mailing	$860	$844	2%
Enterprise Solutions	77	73	6%

Total Messaging Solutions	937	917	2%
Capital Services	73	65	11%

	$1,010	$982	3%

Operating profit grew 3% over the prior year, which reflected contributions from acquisitions. Operating profit grew 2% in the Global Mailing segment and 6% in the Enterprise Solutions segment.

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

The operating profit growth in our Enterprise Solutions segment came from double-digit operating profit growth at PBMS. Excluding the acquisition of DSI, Enterprise Solutions operating profit decreased 11%. Enterprise Solutions’ operating profit was negatively affected by lower operating profit at DMT, due to higher expenses associated with the introduction and marketing of new products and lower placements of higher margin customized production mail equipment as a result of the slowdown in worldwide capital spending.

Operating profit increased 11% in the Capital Services segment due primarily to the higher revenue and the previously stated strategic shift to concentrate on fee-based income opportunities.

The following table shows revenue in 2001 and 2000 by source of revenue:

(Dollars in millions)	2001	2000	% change

Sales	$1,304	$1,273	3%
Business services	821	610	35%
Rentals	784	834	(6)%
Financing	677	671	1%
Support services	536	493	9%

	$4,122	$3,881	6%

Sales revenue increased 3% in 2001 due mainly to the acquisitions of Secap and MMT. Excluding these acquisitions, sales declined 1%. Sales growth was moderated as a result of the contraction and downsizing of operations of some of our customers resulting in reduced demand for some of our higher value mailing products. The negative impact of foreign currency reduced sales growth by slightly more than 1%. U.S. and U.K. Mailing Systems’ sales decreased due to softness in the high-end shipping and mail creation product lines as the economy and slower customer decision-making process for the higher-value, more complex products adversely impacted growth.

Business services revenue increased 35% in 2001 due mainly to the acquisition of DSI and higher volume in the core business. Excluding this acquisition, revenue grew 13%. Revenue growth was moderated as a result of the contraction and downsizing of operations of some of our customers resulting in reduced demand for some of our outsourcing services.  The negative impact of foreign currency reduced services revenue growth by slightly less than 1%. Increases in value-added services to both new and existing customers, as part of the company’s strategy of pursuing profitable growth, stimulated revenue growth at PBMS.

Rental revenue decreased 6% primarily due to the slowing economy and consolidation of facilities by some of our customers, which has resulted in fewer than usual upgrades to our larger systems meters. We continue to experience good placements of our stand-alone and new digital meters. At December 31, 2001, electronic meters represented approximately 50% of our U.S. meter base and digital meters represented approximately 50% of our U.S. meter base, up from 44% in 2000. We no longer place mechanical meters, which is in line with USPS guidelines. As previously mentioned, in 2001 we adopted a formal plan to transition to the next generation of networked mailing technology. See Regulatory and Legal Matters.

Financing revenue increased 1% driven by higher revenue associated with the strategic financing of equipment for postal authorities around the world. Financing revenue growth was moderated by our strategy to reduce our asset-based financing in our Capital Services segment, through asset sales in 2001 and prior years. In total, we financed 54% and 55% of all sales in 2001 and 2000, respectively.

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

Costs and Expenses

The following table shows cost of sales as a percentage of sales revenue in 2001 and 2000:

(Dollars in millions)	2001	2000	% change

	$611	$580	5%
Percentage of sales revenue	46.8%	45.5%

Cost of sales, as a percentage of sales revenue, increased due to unfavorable product mix at our U.S. and international mailing businesses; in particular, our DMT customers delayed purchases of higher-margin customized inserting systems.

The following table shows cost of business services revenue as a percentage of business services revenue in 2001 and 2000:

(Dollars in millions)	2001	2000	% change

	$660	$495	33%
Percentage of business services revenue	80.4%	81.1%

Cost of business services revenue, as a percentage of business services revenue, decreased primarily due to the acquisition of DSI and improved margins from value added services for existing clients.

The following table shows cost of rentals as a percentage of rentals revenue in 2001 and 2000:

(Dollars in millions)	2001	2000	% change

	$151	$177	(15)%
Percentage of rentals revenue	19.2%	21.2%

Cost of rentals, as a percentage of rentals revenue, improved 2 percentage points, due to lower costs and related depreciation at U.S. Mailing and SBS.

The following table shows cost of financing as a percentage of financing revenue in 2001 and 2000:

(Dollars in millions)	2001	2000	% change

	$200	$196	2%
Percentage of financing revenue	29.6%	29.2%

Cost of financing, as a percentage of financing revenue, increased .4 percentage points, due to higher costs associated with new business initiatives.

Selling, service and administrative expenses

The following table shows selling, service and administrative expenses as a percentage of total revenue in 2001 and 2000:

(Dollars in millions)	2001	2000	% change

	$1,370	$1,299	5%
Percentage of total revenue	33.2%	33.5%

Selling, service and administrative expenses were 33.2% of total revenue in 2001 compared with 33.5% in 2000.  The improvement in this ratio resulted from continued emphasis on controlling our expenses. The ratio was favorably affected by our successful Enterprise-Wide Resource Planning (ERP) initiative and by our restructuring initiatives. The improvement in this ratio was partially offset by costs associated with investments in acquisition and growth initiatives and the higher mix of support services revenue.

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

Net interest expense

The following table shows our net interest expense in 2001 and 2000:

(Dollars in millions)	2001	2000	% change

	$184	$192	(4)%

Net interest expense decreased due to lower average interest rates during 2001 compared to 2000 associated with borrowings to fund the company’s investment in leasing and rental products, acquisitions, dividends and our stock repurchase program. Our variable and fixed rate debt mix, after adjusting for the effect of interest rate swaps, was 42% and 58%, respectively, at December 31, 2001. Based on current borrowing levels, a 25 basis point change in interest rates would affect annual interest expense by approximately $3 million to $4 million.

Effective tax rate

The following table shows the effective tax rate in 2001 and 2000:

2001	2000

32.9%	29.9%

Excluding the impact of special items in 2001, the effective tax rate was 31.6% in 2001 compared to 31.4% in 2000, reflecting continued tax benefits from leasing and financing activities. The tax rate was favorably affected by leasing investments and international expansion. The company’s provision for taxes could be affected by tax law changes and interpretations by governments or courts.

Income from continuing operations decreased 9% and diluted earnings per share from continuing operations decreased 5% in 2001. Excluding special items in both periods, income from continuing operations decreased 1% and diluted earnings per share from continuing operations increased 3% in 2001. The increase in diluted earnings per share outperformed the decrease in income from continuing operations due to the company’s share repurchase program, under which 7.8 million shares, approximately 3% of the average common and potential common shares outstanding at the end of 2000, were repurchased in 2001. Excluding special items in both periods, income from continuing operations as a percentage of revenue decreased to 13.5% in 2001 from 14.5% in 2000 due primarily to the higher mix of lower-margin revenue.

Capital Services

Capital Services strategy

In 2002, we took a number of strategic actions to transition our Capital Services business and reduce our overall exposure to long-term external financing assets. First, we liquidated about $225 million of financing assets primarily related to assets held for sale. Second, we began a strategic analysis of our existing portfolio to develop the best disposition strategy. Finally, we decided to stop active pursuit of, and growth in, long-term Capital Services financing transactions, including long-term postal financing. We will continue to provide lease financing for our products through our internal financing operations. We believe that these actions will further position us for growth and maintain our financial flexibility.

As a result of these actions and the Capital Services charges discussed below, we estimate a reduction in 2003 earnings of approximately 6 cents per diluted share. Additionally, the higher tax rate expected from lower Capital Services investments is estimated to reduce earnings by an incremental 2 to 3 cents per diluted share in 2003.

Capital Services charges

In 2002, we recorded a non-cash pre-tax charge of approximately $213 million, to write down our investments in commercial passenger aircraft leases primarily with US Airways and United and to increase our provision for credit losses primarily related to aircraft leasing investments in the U.S. See page 14 for a further breakdown of this charge.

Investment in commercial passenger and cargo aircraft leasing transactions

At December 31, 2002, our net investment in commercial passenger and cargo aircraft leasing transactions was $344.4 million, which is composed of transactions with U.S. and foreign airlines of $62.0 million and $282.4 million, respectively. This portfolio is diversified across 13 airlines and 30 aircraft and is financed through investments in leveraged lease transactions, direct financing lease transactions and through our equity investment in PBG Capital Partners LLC (PBG). Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) our inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover our net investment; and/or (3) in the case of the leveraged lease portfolio, the absence of an equity defeasance or other third party credit arrangements. Approximately 35% of our remaining net investment in commercial passenger and cargo aircraft leasing investments is further secured by approximately $120 million of equity defeasance accounts or third party credit arrangements.

At December 31, 2002, our net investment in commercial passenger and cargo aircraft leasing transactions was composed of the following:

	Aircraft	Net investment before charges	Write-down of lease receivables and residuals		Additional credit loss reserves	Net investment

Airline
U.S.
United and subsidiary	5	$71,705	$(53,977	) (A)	$—	$17,728
US Airways	—	50,705	(50,705	) (B)	—	—
Delta	5	48,571	(5,000	) (C)	—	43,571
America West	1	23,138	—		—	23,138
American	6	22,977	—		—	22,977
Southwest	2	11,673	—		—	11,673
Northwest	1	3,854	—		—	3,854
Alaska	1	1,087	—		—	1,087
Federal Express	1	19,965	—		—	19,965
Credit loss reserves	—	—	—		(82,000)	(82,000)

	22	253,675	(109,682)		(82,000)	61,993

Foreign
KLM	2	107,519	—		—	107,519
Qantas	2	74,311	—		—	74,311
Japan	2	45,181	—		—	45,181
Air France	1	33,138	—		—	33,138
Lufthansa	1	22,295	—		—	22,295

	8	282,444	—		—	282,444

	30	$536,119	$(109,682)		$(82,000)	$344,437

(A)

Our investment in commercial passenger aircraft leasing transactions with United included four aircraft leased to United and one aircraft leased to a wholly-owned regional carrier subsidiary of United, for a total investment of approximately $72 million. In December 2002, United filed for protection under Chapter 11 of the U.S. Bankruptcy Code. We are currently in discussions with United as to whether we will continue leasing these aircraft to them post-bankruptcy at reduced lease rates. Based on the expected outcome of these negotiations and the continued deterioration of the U.S. airline industry, we recorded a charge of approximately $54 million to write down lease receivables and residuals to reflect the estimated cumulative loss of future cash flows over the next nine years.

(B)

Prior to these charges and an exchange transaction as discussed below, our investment in commercial passenger aircraft leasing transactions with US Airways included four aircraft for a total investment of approximately $60 million. In August 2002, US Airways filed for protection under Chapter 11 of the U.S. Bankruptcy Code. To eliminate our exposure to US Airways, in December 2002, we exchanged the four aircraft leased to US Airways, which were then valued at approximately $9 million and paid approximately $11 million in cash for a leased aircraft operated by Federal Express. We recorded a charge of approximately $51 million as a result of this transaction

(C)	We recorded a charge of approximately $5 million to write down lease residuals on leases with Delta Airlines based on an assessment of the underlying leases and aircraft.

The write-down of lease receivables and residuals of $110 million and additional credit loss reserves of $82 million include $31 million and $70 million, respectively, related to aircraft financed through our equity investment in PBG.

Capital Services portfolio

Our investment in Capital Services lease related assets included in our Consolidated Balance Sheet was composed of the following:

December 31	2002	2001

(Dollars in millions)
Leveraged leases	$1,560	$1,337
Finance receivables	683	1,149
Other assets	61	166
Rental equipment	20	23

Total	$2,324	$2,675

Our investment in leveraged lease assets consists of the following:

December 31	2002	2001

(Dollars in millions)
Rental receivables	$8,695	$7,762
Residual value	690	708
Principal and interest on nonrecourse loans	(6,854)	(6,224)
Unearned income	(971)	(909)

Total leveraged leases	$1,560	$1,337

•	The $1.6 billion is the amount that is on our Consolidated Balance Sheet.

•	Rental receivables represent total lease payments from our customers over the remaining term of the leveraged leases.

•

Residual value represents the value of the property anticipated at the end of the leveraged lease terms and is based on independent appraisals. We regularly review the recorded residual value to ensure it is appropriate.

•

Principal and interest on nonrecourse loans represent amounts due to unrelated third parties from our customers over the remaining term of the leveraged leases. The nonrecourse loans are secured by the lessees’ rental obligations and the leased property.  If a lessee defaults and if the amounts realized from the sale of these assets are insufficient, we have no obligation to make any payments due on these nonrecourse loans to the unrelated third parties. Accordingly, we are required by generally accepted accounting principles to subtract the principal and interest over the remaining term of the nonrecourse loans from our rental receivables and residual value. At December 31, 2002, the principal balances on the nonrecourse loans totaled $3.6 billion and the related interest payments over the remaining terms of the leases totaled $3.3 billion.

•	Unearned income represents our future financing income that will be earned over the remaining term of the leases.

The $1.6 billion investment in leveraged leases on our Consolidated Balance Sheet is diversified across the following types of assets:

•	$340.1 million related to commercial real estate facilities, with original lease terms ranging from 17 to 25 years.
•	$307.1 million for postal equipment with international postal authorities, with original lease terms ranging from 16 to 24 years.
•	$303.1 million related to locomotives and railcars, with original lease terms ranging from 20 to 40 years.
•	$302.4 million related to nine commercial passenger and cargo aircraft, with original lease terms ranging from 23 to 25 years.
•	$132.5 million for telecommunications equipment, with original lease terms ranging from 14 to 16 years.
•	$131.3 million for rail and bus facilities with original lease terms ranging from 27 to 37 years.
•	$43.4 million for shipping and handling equipment with an original lease term of 24 years.

Our leveraged lease investment in telecommunications equipment represents leases to three highly rated international telecommunication entities. Approximately 86 percent of this portfolio is further secured by equity defeasance accounts or other third party credit arrangements. Additionally, our leveraged lease investment in commercial real estate facilities includes approximately $84 million related to leases of corporate facilities to four U.S. telecommunication entities, of which $69 million is with lessees that are highly rated. In addition, as part of our Capital Services charges discussed on page 23, we increased our provision for credit losses related to our investment in the telecommunications industry.

Overall, approximately 48 percent of our $1.6 billion leveraged lease portfolio is further secured by equity defeasance accounts or other third party credit arrangements. In addition, approximately 17 percent of the remaining leveraged lease portfolio represents leases to highly rated government related organizations which have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Finance receivables are composed of the following:

(Dollars in millions)

December 31	2002	2001

Assets held for sale	$195	$376
Single investor leases:
Large ticket single investor leases	256	538
Imagistics lease portfolio	232	235

Total	$683	$1,149

We expect to phase out our assets held for sale portfolio by the end of 2003. Our Consolidated Statements of Income includes financing revenue of $32.6 million and $33.8 million for the years ended December 31, 2002 and 2001, respectively, attributable to our assets held for sale portfolio.

Other assets represent our 50% equity interest in PBG. See Off-Balance Sheet Items for a further discussion of our equity interest in PBG. Our net investment in PBG was reduced by a write-down of aircraft lease receivables of approximately $31 million and additional provisions for credit losses of approximately $70 million related to aircraft lease investments in the U.S. See Capital Services charges.

Off-Balance Sheet Items

Finance receivables sales

As part of our Capital Services programs, we have, from time-to-time sold, through securitizations, net finance receivables with limited recourse.  In these transactions, we have surrendered control over the transferred assets in accordance with paragraph 9 of FAS No. 140 and received a cash payment from the transferee. Specifically, the finance receivables were sold to a bankruptcy remote limited liability company. At the time of sale, we obtained legal counsel’s opinion that the assets were isolated and that the sale qualified as a true sale at law. Under the terms of the sale, the transferee has the right to pledge or exchange the assets it received. There are no conditions that both constrain the transferee from taking advantage of its right to pledge or exchange and provide more than a trivial benefit to the transferor. We do not maintain effective control over the transferred assets.

We have accounted for these transactions as a sale recognizing assets obtained and liabilities incurred in consideration as proceeds of the sale. Any resulting gain or loss was recognized in income at the time of sale. The maximum risk of loss in these transactions arises from the possible non-performance of lessees to meet the terms of their contracts. We believe adequate provisions for losses have been established for receivables sold which may become uncollectible and for which we have recourse obligation, in accordance with paragraph 113 of FAS No. 140.

In selective cases, when we have sold net finance receivables, we entered into guarantee contracts with varying amounts of recourse in privately-placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $183.0 million and $181.2 million at December 31, 2002 and 2001, respectively. In accordance with generally accepted accounting principles, we do not record these amounts as liabilities on our Consolidated Balance Sheet.

Our maximum risk of loss on these net finance receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment.  These contracts are secured by the underlying equipment value, and supported by the creditworthiness of our customers. At December 31, 2002, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts. As part of our review of our risk exposure, we believe we have made adequate provision for sold receivables and guarantee contracts which may not be collectible. See Notes 18, 20 and 22 to the consolidated financial statements. We do not depend on these types of transactions to fund our leasing investments. We selectively use these transactions when the overall economic impact on us is more favorable than debt.

Equity interest

During 1997, we formed PBG with GATX Corporation (GATX) for the purpose of financing and managing certain leasing related assets existing at that time. We contributed assets to PBG and maintain a 50% interest. We account for our investment in PBG under the equity method. Our maximum exposure is our investment of $61 million on our Consolidated Balance Sheet at December 31, 2002. PBG’s total assets and liabilities at December 31, 2002 are $379 million and $239 million, respectively.  In accordance with generally accepted accounting principles, we do not record these assets and liabilities on our Consolidated Balance Sheet.

State and local government financing

We have originated tax-exempt secured loans to state and local governments and have sold certificates of interest in these loans. Generally, we recognize revenue for the fees we receive upon the sale of these certificates. These transactions however, may require us to buy back certificates if interest rates rise significantly. Our maximum risk of loss arises because we may be required to buy back certificates and resell them to other third parties at below our cost. We have structured these transactions so that even in a rising interest rate environment, our losses would be minimal. We have further minimized any risk of non-performance on the state and local government loans by obtaining credit guarantees of these loans from a highly-rated nationally recognized insurance company. Certificates outstanding at December 31, 2002 and 2001 were $216.8 million and $263.7 million, respectively, which represent our maximum exposure to state and local government financing. In accordance with generally accepted accounting principles, we do not record these certificates as assets or liabilities on our Consolidated Balance Sheet.

Our potential requirement to buy back certificates is based on movements of the Bond Market Association (BMA) Municipal Index.  Our weighted average coupon rate on the underlying secured loans is approximately 4.96%. The current market rate per the BMA Index is 1.08% on January 3, 2003. We pay a premium over the BMA Index in the range of 25 to 40 basis points.  We would be required to buy back certificates if rates rise by approximately 350 basis points. We have periodically entered into a fixed rate contract with investors whereby we lock in a fixed rate for a fixed period, generally 13 months. This insulates our interest rate risk for that set period of time. We recognized net pre-tax gains/(losses) after expenses of $2.5 million, $8.1 million and $(.7) million in 2002, 2001 and 2000, respectively.

Restructuring Charges

In January 2003, we announced that we will undertake restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. We expect that the pre-tax cost of these restructuring initiatives will be about $160 million over a two-year period as the various initiatives take effect.

In 2001, we adopted a formal restructuring plan to implement a common, streamlined business infrastructure across the corporation as a result of our decisions to spin off our office systems business and align our mailing business on a global basis, as well as cost saving opportunities resulting from strategic acquisitions and partnerships, and additional benefits attained from the consolidation of our IT organization and ERP initiatives. In connection with this plan, we recorded pre-tax restructuring charges of $149.3 million in 2001, of which $116.1 million was related to continuing operations and the remaining $33.2 million was related to discontinued operations. The restructuring charges related to continuing operations have been segregated in the Consolidated Statements of Income for the year ended December 31, 2001. The restructuring charges related to discontinued operations have been reported in discontinued operations in the Consolidated Statement of Income for the year ended December 31, 2001. See Note 13 to the consolidated financial statements.

The restructuring charges related to continuing operations are composed of:

(Dollars in millions)	Year ended December 31, 2001

Severance and benefit costs	$74.3
Asset impairments	28.0
Other exit costs	13.8

$116.1

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,500 employees worldwide which was initiated in 2001 and was substantially completed at December 31, 2002. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 80% of our workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe. None of the reductions will impact our sales coverage. At December 31, 2002, 1,529 employees were separated under these initiatives and approximately $73.6 million of severance and benefit costs were paid. Asset impairments relate primarily to the disposal or abandonment of certain hardware and software applications, resulting from the alignment of our mailing business on a global basis and ERP initiatives. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, and other costs associated with business activities that have been exited and the consolidation of excess facilities.

The restructuring charges related to discontinued operations are composed of:

(Dollars in millions)	Year ended December 31, 2001

Severance and benefit costs	$1.9
Asset impairments	17.5
Other exit costs	13.8

$33.2

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

Accrued restructuring charges at December 31, 2002 consist of the following:

(Dollars in millions)

	Total restructuring charges	2001 Cash payments	2001 Non-cash charges	Ending balance at December 31, 2001	2002 Cash payments	Ending balance at December 31, 2002

Severance and benefit costs	$76.2	$34.5	$––	$41.7	$40.6	$1.1
Asset impairments	45.5	––	45.5	––	––	––
Other exit costs	27.6	14.5	––	13.1	8.5	4.6

	$149.3	$49.0	$45.5	$54.8	$49.1	$5.7

This restructuring plan was substantially completed at December 31, 2002. The restructuring charges are expected to continue to increase our operating efficiency and effectiveness in 2003 and beyond while enhancing growth, primarily as a result of reduced personnel-related expenses. We achieved pre-tax savings in operating expenses of approximately $50 million in 2002 from these restructuring initiatives.

In 2000, we recorded a pre-tax charge of approximately $19 million related to the consolidation of information technology staff and infrastructure. This initiative was focused on creating an efficient global organization and technology platform to leverage the benefits of our ERP and e-business initiatives. The majority of the initiatives and cash outflows relating to this consolidation were completed by December 31, 2001.

Meter Transition

In 2001, we adopted a formal plan to transition to the next generation of networked mailing technology.  The information capture and exchange, made possible by advanced technology, turns the postage meter into an “intelligent” terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by our expanded access to technology and our ability to move to networked products combined with our expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. As a result of this plan, certain electronic meter rental assets and related equipment will not be placed back in service. In addition, certain leased equipment will either not be remarketed or will result in lower realization at end of lease as a result of the introduction of new technology. In connection with this plan, we recorded non-cash pre-tax charges of $268.3 million for the year ended December 31, 2001, related to assets associated with our non-networked mailing technology. In November 2001, postal regulations were issued, consistent with our meter transition plan, defining the meter migration process and timing.  See Legal and Regulatory Matters.

The charges related to the meter transition plan are composed of:

(Dollars in millions)	Year ended December 31, 2001

Impairment of lease residual values	$128.4
Impairment of meter rental assets	71.3
Inventory writedowns	27.6
Additional depreciation costs on meter rental assets	41.0

$268.3

Acquisitions

In August 2002, we acquired PSI Group, Inc. (PSI) for approximately $127 million in cash and $39 million in debt assumed.  PSI, the nation’s largest mail presort company, prepares, sorts and aggregates mail to earn postal discounts and expedite delivery for its customers. See Note 15 to the consolidated financial statements.

In October 2001, we acquired Secap SA, for approximately Euros 220 million ($206 million) in cash. Secap offers a range of mail processing and paper handling equipment, supplies and technology for low- to mid-volume mailers. Secap holds more than 30% of the postage meter market share in France.

In June 2001, we acquired DSI. The final purchase price, following post closing adjustments, was  $285.5 million in cash. DSI provides on- and off-site document management services, including the management of central reprographic departments, the placement and maintenance of photocopiers, print-on-demand operations and document archiving and retrieval services.

In June 2001, we acquired the MMT business in Europe, Africa, the Middle East and Asia. The final purchase price, following post closing adjustments, was $44 million in cash. MMT markets and services high-end mail processing, sorting and service-related products through a network of distributors and direct operations.

We accounted for the acquisitions of PSI, Secap, DSI and MMT under the purchase method and accordingly, the operating results of these acquisitions have been included in our consolidated financial statements since the date of acquisition. The acquisitions of PSI, Secap, DSI and MMT did not materially affect income from continuing operations for the years ended December 31, 2002 and 2001, respectively. See Note 15 to the consolidated financial statements.

During 2002 and 2001, we also completed several smaller acquisitions including the remaining 43% ownership interest of MailCode Inc. in 2002, the acquisition of Alysis Technologies Inc. in 2001, a leading provider of digital document delivery solutions, the acquisition of some of our international dealerships and acquisitions of presort businesses. The cost of these acquisitions was in the aggregate less than $50 million in each year. These acquisitions did not have a material impact on our financial results either individually or on an aggregate basis.

Accounting Changes

In 1998, FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” amended in 2000 by FAS No. 138, was issued. FAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  Changes in the fair value of those instruments will be reflected as gains or losses.  The accounting for the gains or losses depends on the intended use of the derivative and the resulting designation. The company adopted the provisions of FAS No. 133 in the first quarter of 2001. The company uses derivatives to reduce the volatility in earnings and cash flows associated with the impact of interest rate changes and foreign currency fluctuations due to its investing and funding activities and its operations in different foreign currencies. Derivatives designated as cash flow hedges include primarily foreign exchange contracts and interest rate swaps related to variable-rate debt.  Derivatives designated as fair value hedges include primarily interest rate swaps related to fixed-rate debt. The adoption of FAS No. 133 has resulted in an after-tax reduction to accumulated other comprehensive income of $7.0 million for the year ended December 31, 2001, including a one-time cumulative effect of accounting change which reduced accumulated other comprehensive income by approximately $9.2 million in the first quarter of 2001. The adoption of FAS No. 133 has also affected assets and liabilities recorded on the Consolidated Balance Sheet.

In 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” summarizing certain guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The company adopted the provisions of SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The adoption of SAB No. 101 resulted in a one-time cumulative after-tax reduction in net income of $4.7 million (net of taxes of approximately $3.1 million) in the first quarter of 2000. The reduction to net income was primarily attributable to the deferral of sales recognition of software-enabled mail creation equipment and shipping products prior to installation. See Note 1 to the consolidated financial statements.

In 2000, FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” was issued, replacing FAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, as well as requiring certain additional disclosures. However, it carries over most of the provisions contained in FAS No. 125. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. However, it was effective for the recognition and reclassification of collateral and for disclosures relating to those transactions for the year ended December 31, 2000. The adoption of this standard did not have a material impact on the company.

In July 2001, FAS No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets” were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill.  Recorded goodwill and intangibles are evaluated against this new criterion and result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.  FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles are not amortized into results of operations, but instead are reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite-lived intangibles is more than its fair value. The company has adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001. The adoption of these accounting standards did not materially impact results of operations for the year ended December 31, 2001. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the company on January 1, 2002. The adoption of these standards reduced the amortization of intangible assets commencing January 1, 2002 by approximately 2 cents per diluted share. Goodwill is reviewed for impairment on an annual basis or as circumstances warrant.

In August 2001, FAS No. 143, “Accounting for Asset Retirement Obligations” was issued, amending FAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and applies to all entities.  FAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is effective January 1, 2003 for the company. We do not expect this statement to have a material impact on our financial position, results of operations or cash flows.

In August 2001, FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued, replacing FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board (APB) Opinion 30, “Reporting the Results of Operations.” FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to separate components of an entity. FAS No. 144 is effective January 1, 2002 for the company. The adoption of this statement did not materially impact our financial position, results of operations or cash flows.

In September 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) reached a consensus on Issue 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001.” EITF 01-10 provides guidance for accounting for the effects of the events of September 11, 2001 in financial statements. The company believes it is in compliance with this consensus in all material respects.

In April 2002, FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction,” was issued. Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. We do not believe that this statement will have a material impact on our financial position, results of operations or cash flows.

In July 2002, FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This statement nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Early adoption is encouraged. We are currently evaluating the impact of this statement.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 clarifies the requirements of FAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosure of, the issuance of certain types of guarantees. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The recognition provisions of FIN No. 45 are effective for the company beginning January 1, 2003. We do not believe that this interpretation will have a material impact on our financial position, results of operations or cash flows. See Note 18 to the consolidated financial statements.

In December 2002, FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amends FAS No. 123, “Accounting for Stock-Based Compensation,” was issued. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002. See Note 1 to the consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We are currently evaluating the provisions of FIN No. 46 including the impact, if any, on our equity investment in PBG. We do not believe that the adoption of these provisions will have a material impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

Our ratio of current assets to current liabilities declined to .76 to 1 at December 31, 2002 compared with .83 to 1 at December 31, 2001. The decrease in this ratio was primarily due to the substitution of long-term debt for short-term.

To manage interest rate risk, we use a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements.  In 2002, we received $95 million in cash associated with the termination of four swap agreements. As a result of these transactions, our fixed to floating percentages increased to 68% and 32%, respectively at December 31, 2002 compared to 60% and 40%, respectively at December 31, 2001.

Our cash and cash equivalents increased to $315.2 million at December 31, 2002 from $231.6 million at December 31, 2001. The increase resulted primarily from $502.6 million provided by operating activities, offset in part by $300.9 million and $122.8 million used in investing and financing activities, respectively. Net cash of $502.6 million provided by operating activities consisted primarily of net income adjusted for non cash items, and the increase in deferred taxes on income, partially offset by our pension plan investment of $338.6 million, changes in working capital and our investment in internal finance receivables. Net cash used in working capital resulted primarily from increases in inventory to support new product introductions. Net cash of $300.9 million used in investing activities consisted primarily of acquisitions, investments in fixed assets and leveraged leases, partially offset by Capital Services asset sales and reserve account deposits. Net cash of $122.8 million used in financing activities consisted primarily of stock repurchases, dividends paid to stockholders and payments on long-term obligations partially offset by net proceeds from long-term obligations.

In 2002, we made year-end contributions of approximately $305 million and $34 million to our U.S. and U.K. pension plans, respectively. We expect these additional investments to significantly offset the impact of changes to actuarial assumptions and loss experience. Based on historical results and future projections, we concluded that a reduction to the long-term return on asset assumption to 8.50% in 2003 was warranted. Additionally, we have lowered the discount rate to 6.75% and adopted a new mortality table. We expect that 2003 incremental pension costs attributable to these assumption changes, net of the impact of the pension plan contributions, will be approximately 2 cents per diluted share.

Excluding special items and discontinued operations in both periods, the ratio of EBIT to interest was 5.6x and 5.4x and the ratio of EBITDA to interest was 7.1x and 6.7x for the years ended December 31, 2002 and 2001, respectively. The ratio of total debt to total debt and stockholders’ equity was 82.3% at December 31, 2002, versus 79.7% at December 31, 2001. Including the preferred stockholders’ equity in a subsidiary company as debt, the ratio of total debt to total debt and stockholders’ equity was 83.4% at December 31, 2002 compared to 81.0% at December 31, 2001. The increase in this ratio was driven primarily by debt related to acquisitions and the $300 million repurchase of 7.9 million shares of common stock. We generated $277.7 million of free cash flow (defined as cash from operations less capital expenditures) which partially offset the increase in this ratio. Excluding the cash flow impacts of the pension plan investment and payments related primarily to restructuring initiatives, free cash flow was $682.0 million in 2002.  See reconciliation below.

In 2000, we sold our PitneyWorksSM Business RewardsSM Visa® and Business Visa® card operations, including credit card receivables of approximately $322 million, to US Bank, a division of US Bancorp. The proceeds from the sale were used for general corporate purposes, including the repayment of commercial paper, financing acquisitions and the repurchase of company stock. The sale included standard representations and warranties with regard to the underlying assets and also included an indemnification provision whereby we would potentially reimburse US Bank if credit losses in the portfolio exceeded agreed-upon levels.

In 2001, we terminated a related co-branded credit card program arrangement with US Bank that the parties entered into at the time of the sale of the portfolio. As part of that termination, we were relieved of any on-going liability for indemnification for credit losses. As a result, we have no ongoing liability to US Bancorp related to credit losses in the portfolio or any contingent liability related to the sale, and hence, there is no future impact on our liquidity or capital resources.

In November 2002, our Board of Directors authorized the repurchase of up to $300 million of our common stock over the next 12 to 24 months.

The following table reconciles GAAP net cash provided by operating activities to proforma free cash flow from continuing operations for the years ended December 31, 2002, 2001 and 2000, respectively:

(Dollars in thousands)	2002	2001	2000

GAAP net cash provided by operating activities, as reported	$502,559	$1,035,887	$872,244
Net investment in fixed assets	(224,834)	(256,204)	(268,577)

Free cash flow	277,725	779,683	603,667
Pension plan investment	338,579	30,000	—
Payments related to special items:
Restructuring charges	49,032	49,065	—
Legal settlements, net	11,856	(243,391)	—
Spin-off of Imagistics, Inc.	4,772	31,253	(32,886)

Proforma free cash flow from continuing operations	$681,964	$646,610	$570,781

Financings and Capitalization

On December 31, 2002, $1.4 billion remained available under the shelf registration statement filed in October 2001 with the SEC, permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares.

In September 2002, we issued $400 million of unsecured fixed rate notes maturing in October 2012. These notes bear interest at an annual rate of 4.625% and pay interest semi-annually beginning April 2003. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper in anticipation of 2003 debt maturities.

In February 2002, we completed an offering of Euros 250 million of senior unsecured notes. These notes bear interest at a floating rate of EURIBOR plus 20 basis points, set two Euro business days preceding the quarterly interest payment dates and mature in August 2003. The notes are listed on the Luxembourg Stock Exchange and have been designated as a hedge of Euro denominated assets held by the company. The proceeds from these notes were used for general corporate purposes including repaying commercial paper, financing acquisitions and the repurchase of company stock.

In August 2001, we issued $350 million of unsecured fixed rate notes maturing in August 2008.  These notes bear interest at an annual rate of 5.75% and pay interest semi-annually beginning February 15, 2002.  The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

In July 2001, we issued four non-recourse promissory notes totaling $111.5 million in connection with four lease transactions.  The promissory notes are all due in monthly installments over 194 months at an interest rate of 7.24%. In September 2001, we sold our interest in two of the lease transactions and transferred the obligation on two of the non-recourse promissory notes totaling $55.3 million in principal balance. In December 2002, we sold our interest in one of the leasing transactions and transferred the obligation on one non-recourse promissory note outstanding at December 31, 2001 with a total principal balance of $25.6 million.

In April 2001, we issued the remaining $300 million of notes available under a prior shelf registration, permitting issuances of up to $500 million in debt securities (including medium-term notes) with a minimum maturity of nine months. These unsecured notes bear annual interest at 5.875% and mature in May 2006.  The proceeds were used for general corporate purposes, including the repayment of commercial paper, financing acquisitions and the repurchase of company stock.

In December 2000, we issued $100 million of unsecured floating rate notes maturing in April 2002 and $100 million of unsecured floating rate notes maturing June 2004, available under the medium-term note program. These notes bear interest at floating rates of LIBOR plus five basis points and 25 basis points, respectively, set as of the quarterly interest payment dates. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

In March 2000, we issued $43.3 million senior notes maturing 2002 through 2012. The proceeds from these notes which have an interest rate of 7.515% were used to pay down commercial paper.

In April 2000, we issued a total of $134 million of secured floating rate senior notes. The notes mature in 2003 and bear interest at 7.443%. The proceeds from these notes were used for general corporate purposes, including the repayment of short-term debt.

At December 31, 2002, we had unused lines of credit and revolving credit facilities of $1.5 billion in the U.S. and $14.6 million outside the U.S., largely supporting commercial paper debt.

We believe our financing needs for the next 12 months can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and existing commercial and medium-term note programs. Information on debt maturities is presented in Note 5 to the consolidated financial statements.

In February 2003, we sold 6.45% Preferred Stock in a subsidiary of Pitney Bowes Credit Corporation to an outside institutional investor for approximately A$191 million ($110 million). As part of this transaction, we agreed to repurchase the stock in 10 years. Additionally, we entered into a cross currency interest rate swap with the same institutional investor, effectively converting the obligation to a $110 million note that bears interest at a floating rate of approximately LIBOR minus 50 basis points. This note will be recorded as long-term debt in our Consolidated Balance Sheet. The proceeds from this transaction will be used for general corporate purposes which may include repaying commercial paper, financing acquisitions and the repurchase of company stock.

Total financial services assets decreased to $6.2 billion at December 31, 2002, down 4.2% from $6.4 billion in 2001. To fund finance assets, borrowings were $3.0 billion in 2002 and $3.2 billion in 2001. Approximately $596 million and $419 million in cash was generated from the sale of finance assets in 2002 and 2001, respectively. We used the proceeds to pay down debt, repurchase shares and fund new business investments, and invest in our pension plans.

The following summarizes our contractual obligations at December 31, 2002, and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

(Dollars in millions)	Total	Less than 1 year	1-3 years	After 3 years

Commercial paper borrowings	$860	$860	$—	$—
Long-term debt and current portion of long-term debt	3,102	785	1,068	1,249
Non-cancelable capital lease obligations	8	4	4	—
Non-cancelable operating lease obligations	298	74	168	56

	$4,268	$1,723	$1,240	$1,305

Capital Investment

During 2002, net investments in fixed assets included net additions of $154 million to property, plant and equipment and $71 million of rental equipment and related inventories, compared with $132 million and $124 million, respectively, in 2001. These additions included expenditures for normal plant and manufacturing equipment. In the case of rental equipment, the additions included the production of postage meters and the purchase of facsimile and copier equipment related to the discontinued operations of IGI in 2001. Excluding IGI, during 2001, net additions to property, plant and equipment were $119 million and rental equipment was $68 million.

We expect net investments in fixed assets in 2003, relating to continuing operations, to be slightly higher than the prior year. These investments will also be affected by the timing of our customers’ transition to digital meters. At December 31, 2002, commitments for the acquisition of property, plant and equipment reflected plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Legal and Regulatory Matters

Legal

In the ordinary course of normal business, we are routinely defendants in or parties to a number of pending and threatened legal actions including proceedings purportedly brought on behalf of classes of claimants. These may involve litigation by or against us relating to, among other things:

•	contractual rights under vendor, insurance or other contracts
•	intellectual property or patent rights
•	equipment, service, payment or other disputes with customers
•	disputes with employees

In those cases where we are the defendants, plaintiffs may seek to recover large and sometimes unspecified amounts of damages or other types of relief and some matters may remain unresolved for several years. Although we cannot predict the outcome of such matters, based on current knowledge, management does not believe that the ultimate outcome of the litigations referred to in this section will have a material adverse effect on our financial position, results of operations or cash flows. However, if the plaintiffs do prevail, the result may have a material effect on our financial position, future results of operations or cash flows. See Legal Settlements, net in Special Items.

USPS meter transition

In 2000, the USPS issued a schedule for the phaseout of manually reset electronic meters in the U.S. as follows:

•	As of February 1, 2000, new placements of manually reset electronic meters were no longer permitted.

•

The current users of manually reset electronic meters could continue to use these meters for the term of their rental and lease agreements. Leases or rentals due to expire in 2000 could be extended to December 31, 2001.

On November 15, 2001, the USPS issued a rule as follows:

•

New placements of non-digital meters without the “timeout” feature that enables the meters to be automatically disabled, if not reset within a specified time period are no longer permitted after December 31, 2002. These meters must be off the market by December 31, 2006.

•	New placements of non-digital meters with a “timeout” feature are no longer permitted after June 30, 2004. These meters must be off the market by December 31, 2008.

We adopted a formal plan in the second quarter of 2001 to transition to the next generation of networked mailing technology. See Note 14 to the consolidated financial statements.

USPS Information Based Indicia Program (IBIP)

In May 1995, the USPS publicly announced its concept of its IBIP for future postage evidencing devices. As initially stated by the USPS, the purpose of the program was to develop a new standard for future digital postage evidencing devices which would significantly enhance postal revenue security and support expanded USPS value-added services to mailers.  The program would consist of the development of four separate specifications: (i) the Indicium specification; (ii) a Postal Security Device specification; (iii) a Host specification; and (iv) a Vendor Infrastructure specification. During the period from May 1995 through December 31, 2002, we submitted extensive comments to a series of proposed IBIP specifications issued by the USPS, including comments on the IBI Performance Criteria.

Other regulatory matters

In June 2002, we received an examination report from the Internal Revenue Service (IRS) showing proposed income tax adjustments for the 1992 to 1994 tax years. The total additional tax proposed by the IRS for the 1992 through 1994 tax years is about $24 million. In August 2002, we filed a protest with the IRS to challenge most of the proposed deficiencies asserted by the IRS. We believe that we have meritorious defenses to those deficiencies and that the ultimate outcome will not result in a material effect on our results of operations, financial position or cash flows. However, if the IRS prevails on its asserted deficiencies, additional tax may be due for 1995 and future tax years, which could materially affect our future results of operations, financial position or cash flows. At any time, our provision for taxes could be affected by changes in tax law and interpretations by governments or courts.

In June 1999, we were served with a Civil Investigative Demand (CID) from the U.S. Justice Department’s Antitrust Division. A CID is a tool used by the Antitrust Division for gathering information and documents. The company believes that the Justice Department may have been reviewing the company’s efforts to protect its intellectual property rights. We believe we have complied fully with the antitrust laws and cooperated fully with the department’s investigation. In February 2002, the Justice Department advised us that it has decided to close this investigation with no further action.

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

Although not affecting income, translation gains of $38 million were recorded in 2002 resulting from the stronger British pound and Euro as compared to the U.S. dollar. Deferred translation losses of $9 million and $46 million were realized in 2001 and 2000, respectively. These translation losses resulted principally from weaker Canadian dollar, British pound and Euro currencies as compared to the U.S. dollar during those years.

The results of our international operations are subject to currency fluctuations. We enter into foreign exchange contracts primarily to minimize our risk of loss from such fluctuations. Exchange rates can impact settlement of our intercompany receivables and payables that result from transfers of finished goods inventories between our affiliates in different countries, and intercompany loans.

At December 31, 2002, we had approximately $636 million of foreign exchange contracts outstanding, most of which mature in 2003, to buy or sell various currencies. Risks arise from the possible non-performance by counterparties in meeting the terms of their contracts and from movements in securities values, interest and/or exchange rates. However, we do not anticipate non-performance by the counterparties as they are composed of a number of major international financial institutions. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate.

Dividend Policy

Our Board of Directors has a policy to pay a cash dividend on common stock each quarter. In setting dividend payments, our board considers the dividend rate in relation to the company’s recent and projected earnings and our capital investment opportunities and requirements. We have paid a dividend each year since 1934.

Forward-Looking Statements

We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-K, other reports or press releases or made by our management involve risks and uncertainties which may change based on various important factors. These forward-looking statements are those which talk about the company’s or management’s current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include:

•	changes in international or national political conditions, including any terrorist attacks
•	negative developments in economic conditions, including adverse impacts on customer demand
•	changes in postal regulations
•	timely development and acceptance of new products
•	success in gaining product approval in new markets where regulatory approval is required
•	successful entry into new markets
•	mailers’ utilization of alternative means of communication or competitors’ products
•	the company’s success at managing customer credit risk, including risks associated with commercial passenger and cargo aircraft leasing transactions
•	changes in interest rates
•	foreign currency fluctuations
•	timing and execution of the restructuring plan
•	timing and execution of the meter transition plan
•	regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions
•	impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents
•	third-party suppliers’ ability to provide product components
•	negative income tax adjustments for prior audit years and changes in tax laws or regulations
•	terms and timing of actions to reduce exposures and disposal of assets in Capital Services segment
•	continuing developments in the U.S. and foreign airline industry
•	changes in pension and retiree medical costs.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations due to our investing and funding activities and our operations in different foreign currencies.

Our objectives in managing our exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we use a balanced mix of debt maturities and variable and fixed rate debt together with interest rate swaps.

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

The principal currencies hedged are the British pound, Canadian dollar and Euro.

We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. We do not enter into foreign currency or interest rate transactions for speculative purposes. The gains and losses on these contracts offset changes in the value of the related exposures.

We utilize a “Value-at-Risk” (VaR) model to determine the maximum potential loss in fair value from changes in market conditions. The VaR model utilizes a “variance/co-variance” approach and assumes normal market conditions, a 95% confidence level and a one-day holding period. The model includes all of our debt and all interest rate and foreign exchange derivative contracts. The model excludes anticipated transactions, firm commitments, and receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge.

The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by us, nor does it consider the potential effect of favorable changes in market factors.

During 2002, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, using the variance/co-variance technique described above, was not material.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Years ended December 31

	2002	2001	2000

Revenue from:
Sales	$1,309,342	$1,304,811	$1,272,534
Business services	1,010,912	820,934	609,967
Rentals	828,096	784,368	833,572
Financing	679,743	676,547	671,529
Support services	581,665	535,814	493,266

Total revenue	4,409,758	4,122,474	3,880,868

Costs and expenses:
Cost of sales	593,163	611,230	579,569
Cost of business services	814,187	660,215	494,608
Cost of rentals	177,636	150,585	176,930
Cost of financing	188,242	200,285	196,302
Cost of meter transition - impairment	—	227,300	—
Cost of meter transition - additional depreciation	—	41,000	—
Capital services charges	213,182	—	—
Selling, service and administrative	1,483,480	1,370,152	1,299,081
Research and development	141,269	133,105	120,486
Restructuring charges	—	116,142	18,667
Other income	—	(338,097)	—
Interest expense	185,352	193,076	200,957
Interest income	(6,198)	(8,903)	(8,580)

Total costs and expenses	3,790,313	3,356,090	3,078,020

Income from continuing operations before income taxes	619,445	766,384	802,848
Provision for income taxes	181,739	252,064	239,723

Income from continuing operations	437,706	514,320	563,125
Income from discontinued operations, net of income tax	—	—	64,104
Gain (loss) on disposal of discontinued operations, net of income tax	38,044	(25,977)	—
Cumulative effect of accounting change	—	—	(4,683)

Net income	$475,750	$488,343	$622,546

Basic earnings per share:
Income from continuing operations	$1.83	$2.09	$2.20
Discontinued operations	.16	(.11)	.25
Cumulative effect of accounting change	—	—	(.02)

Net income	$1.99	$1.99	$2.43

Diluted earnings per share:
Income from continuing operations	$1.81	$2.08	$2.18
Discontinued operations	.16	(.10)	.25
Cumulative effect of accounting change	—	—	(.02)

Net income	$1.97	$1.97	$2.41

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

See notes, pages 41 through 75

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$315,156	$231,588
Short-term investments, at cost which approximates market	3,491	1,790
Accounts receivable, less allowances: 2002, $35,139; 2001, $32,448	404,366	408,414
Finance receivables, less allowances: 2002, $71,373; 2001, $61,451	1,446,460	1,601,189
Inventories	210,888	163,012
Other current assets and prepayments	172,264	150,615

Total current assets	2,552,625	2,556,608
Property, plant and equipment, net	622,244	534,595
Rental equipment and related inventories, net	422,717	472,186
Property leased under capital leases, net	1,974	1,489
Long-term finance receivables, less allowances: 2002, $82,635; 2001, $65,967	1,686,168	1,898,976
Investment in leveraged leases	1,559,915	1,337,282
Goodwill	827,241	635,873
Other assets	1,059,430	881,462

Total assets	$8,732,314	$8,318,471

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,248,337	$1,425,809
Income taxes payable	98,897	250,895
Notes payable and current portion of long-term obligations	1,647,338	1,072,057
Advance billings	355,737	334,281

Total current liabilities	3,350,309	3,083,042
Deferred taxes on income	1,535,618	1,273,593
Long-term debt	2,316,844	2,419,150
Other non-current liabilities	366,216	341,331

Total liabilities	7,568,987	7,117,116

Preferred stockholders’ equity in a subsidiary company	310,000	310,000
Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	24	24
Cumulative preference stock, no par value, $2.12 convertible	1,432	1,603
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Capital in excess of par value	—	6,979
Retained earnings	3,848,562	3,658,481
Accumulated other comprehensive income	(121,615)	(155,380)
Treasury stock, at cost (87,964,130 shares)	(3,198,414)	(2,943,690)

Total stockholders’ equity	853,327	891,355

Total liabilities and stockholders’ equity	$8,732,314	$8,318,471

See notes, pages 41 through 75

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years ended December 31

	2002	2001	2000

Cash flows from operating activities:
Net income	$475,750	$488,343	$622,546
Nonrecurring charges, net	96,261	280,473	—
Nonrecurring payments	(65,660)	(63,004)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264,250	317,449	321,157
Increase in deferred taxes on income	323,434	196,341	135,208
Pension plan investment	(338,579)	(30,000)	—
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	12,833	1,962	(8,531)
Net investment in internal finance receivables	(82,949)	(40,748)	(149,701)
Inventories	(24,625)	61,305	(71,184)
Other current assets and prepayments	(12,427)	(6,893)	(20,667)
Accounts payable and accrued liabilities	(1,686)	(124,204)	57,580
Income taxes payable	(145,375)	(1,552)	9,272
Advance billings	(3,481)	(29,560)	(1,117)
Other, net	4,813	(14,025)	(22,319)

Net cash provided by operating activities	502,559	1,035,887	872,244

Cash flows from investing activities:
Short-term investments	1,063	13,495	(12,934)
Net investment in fixed assets	(224,834)	(256,204)	(268,577)
Net investment in finance receivables	(10,016)	(4,020)	(67,850)
Net investment in capital services	301,650	31,383	(22,177)
Investment in leveraged leases	(230,478)	(190,117)	(189,859)
Proceeds and cash receipts from the sale of AMIC	—	—	512,780
Net proceeds from the sale of credit card portfolio	—	—	321,746
Net investment in insurance contracts	—	1,727	(129,964)
Acquisitions, net of cash acquired	(127,039)	(578,947)	—
Reserve account deposits	42,622	158,896	78,742
Other investing activities	(53,877)	(15,735)	(77,587)

Net cash (used in) provided by investing activities	(300,909)	(839,522)	144,320

Cash flows from financing activities:
(Decrease) increase in notes payable, net	(15,140)	63,969	(327,227)
Proceeds from long-term obligations	707,289	762,641	383,232
Principal payments on long-term obligations	(267,360)	(546,229)	(205,026)
Proceeds from issuance of stock	34,768	30,792	39,961
Net proceeds from the spin-off of Imagistics International Inc.	—	111,088	—
Stock repurchases	(300,086)	(299,952)	(663,987)
Dividends paid	(282,225)	(285,164)	(292,736)

Net cash used in financing activities	(122,754)	(162,855)	(1,065,783)

Effect of exchange rate changes on cash	4,672	(177)	(6,796)

Increase (decrease) in cash and cash equivalents	83,568	33,333	(56,015)
Cash and cash equivalents at beginning of year	231,588	198,255	254,270

Cash and cash equivalents at end of year	$315,156	$231,588	$198,255

Interest paid	$206,281	$191,246	$247,749

Income taxes paid, net	$57,528	$190,286	$122,880

See notes, pages 41 through 75

Consolidated Statements of Stockholders’ Equity
(Dollars in thousands, except per share data)

	Preferred stock	Preference stock	Common stock	Capital in excess of par value	Comprehensive income	Retained earnings	Accumulated other comprehensive income	Treasury stock at cost

Balance, January 1, 2000	$29	$1,841	$323,338	$17,382		$3,437,185	$(93,015)	$(2,061,150)
Net income					$622,546	622,546
Other comprehensive income:
Translation adjustments					(46,419)		(46,419)

Comprehensive income					$576,127

Cash dividends:
Preferred ($2.00 per share)						(1)
Preference ($2.12 per share)						(139)
Common ($1.14 per share)						(292,596)
Issuances of common stock				(11,563)				44,940
Conversions to common stock		(104)		(2,106)				2,209
Repurchase of common stock								(663,987)
Tax credits relating to stock options				6,585

Balance, December 31, 2000	29	1,737	323,338	10,298		3,766,995	(139,434)	(2,677,988)
Net income					$488,343	488,343
Other comprehensive income:
Translation adjustments					(8,950)		(8,950)
Net unrealized loss on derivative instruments					(6,996)		(6,996)

Comprehensive income					$472,397

Cash dividends:
Preferred ($2.00 per share)						(1)
Preference ($2.12 per share)						(129)
Common ($1.16 per share)						(285,034)
Spin-off of Imagistics International Inc.						(311,693)
Issuances of common stock				(5,421)				31,768
Conversions to common stock	(5)	(134)		(2,341)				2,481
Repurchase of common stock								(299,952)
Tax credits relating to stock options				4,443

Balance, December 31, 2001	24	1,603	323,338	6,979		3,658,481	(155,380)	(2,943,691)
Net income					$475,750	475,750
Other comprehensive income:
Translation adjustments					37,955		37,955
Net unrealized gain on derivative instruments					167		167
Minimum pension liability					(4,357)		(4,357)

Comprehensive income					$509,515

Cash dividends:
Preferred ($2.00 per share)						(1)
Preference ($2.12 per share)						(118)
Common ($1.18 per share)						(282,106)
Issuances of common stock				(4,843)		(3,444)		41,591
Conversions to common stock		(171)		(3,601)				3,772
Repurchase of common stock								(300,086)
Tax credits relating to stock options				1,465

Balance, December 31, 2002	$24	$1,432	$323,338	$—		$3,848,562	$(121,615)	$(3,198,414)

See notes, pages 41 through 75

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data or as otherwise indicated)

1.  Summary of significant accounting policies

Consolidation

The consolidated financial statements include the accounts of Pitney Bowes Inc. and all of its subsidiaries (the company). All significant intercompany transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash equivalents, short-term investments and accounts receivable

Cash equivalents include short-term, highly liquid investments with a maturity of three months or less from the date of acquisition.  The company places its temporary cash and short-term investments with financial institutions and limits the amount of credit exposure with any one company. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the company’s customer base, and their dispersion across different businesses and geographic areas.

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

The company does not capitalize software development costs related to software to be sold, leased, or otherwise marketed due to the fact that the period between establishment and testing of a working model and the general availability of the software has historically been short and the related software development costs qualifying for capitalization in accordance with Financial Accounting Standards (FAS) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” have been insignificant.

Rental arrangements and advance billings

The company rents equipment to its customers, primarily postage meters, mailing equipment and shipping systems under short-term rental agreements, generally for periods of three months to three years. Charges for equipment rental and maintenance contracts are billed in advance; the related revenue is included in advance billings and recorded as revenue on a straight-line basis over the rental period. Ancillary rental and other finance income is recognized as earned.

Allowance for credit losses

The company estimates its finance receivables risks and provides allowances for credit losses accordingly. The company’s financial services businesses establish credit approval limits based on the credit quality of the customer and the type of equipment financed. The company charges finance receivables through the allowance for credit losses after collection efforts are exhausted and the company deems the account uncollectible. The company’s financial services businesses base credit decisions primarily on a customer’s financial strength and, particularly in its Capital Services programs, the company may also consider collateral values. The company believes that its concentration of credit risk for finance receivables in its internal financing division is limited because of its large number of customers, small account balances and customer geographic and industry diversification. In addition, in the company’s Capital Services programs, it may also consider collateral values.

The company’s general policy for finance receivables contractually past due for over 90 to 120 days is to discontinue revenue recognition. The company resumes revenue recognition when payments reduce the account to 60 days or less past due. In its Capital Services programs, the company discontinues revenue recognition as soon as it is apparent that the obligor will not be making payments in accordance with lease terms, such as in the event of bankruptcy. Otherwise, the company discontinues revenue recognition when accounts are over 90 days past due.

The company evaluates the adequacy of allowance for credit losses on a periodic basis. The company’s evaluation includes historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a customer’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The company makes adjustments to its allowance for credit losses if the evaluation of reserve requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Allowance for doubtful accounts

The company estimates its accounts receivable risks and provides allowances for doubtful accounts accordingly. The company believes that its credit risk for accounts receivable is limited because of its large number of customers and the relatively small account balances for most of its customers.  Also, the company’s customers are dispersed across different business and geographic areas. The company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical loss experience, adverse situations that may affect a customer’s ability to repay, and prevailing economic conditions. The company makes adjustments to its allowance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Business combinations, goodwill and other intangible assets

In July 2001, FAS No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets” were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. Under a nonamortization approach, goodwill and indefinite-lived intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite-lived intangibles is more than its fair value. The company has adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001. The adoption of these accounting standards did not materially impact results of operations for the year ended December 31, 2001. On January 1, 2002, the company adopted the provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001. The adoption of these standards reduced the amortization of intangible assets commencing January 1, 2002 by approximately 2 cents per diluted share. Goodwill is reviewed for impairment on an annual basis or as circumstances warrant.

Goodwill represents the excess of cost over the value of net tangible and other intangible assets acquired in business combinations. Goodwill acquired under business combinations completed prior to June 30, 2001 has been amortized through December 31, 2001, using the straight-line method over its estimated useful life, principally 40 years. Goodwill acquired under business combinations completed after June 30, 2001 has not been amortized. Intangible assets with finite lives, acquired under business combinations, are amortized using the straight-line method over estimated useful lives, principally five to 15 years.

Impairment review

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

In August 2001, FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued, replacing FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale.  The adoption of FAS No. 144 was effective January 1, 2002 for the company and did not materially impact the company’s results of operations, cash flows or financial position.

Revenue

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” summarizing certain guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The company adopted the provisions of SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The adoption of SAB No. 101 resulted in a one-time cumulative after-tax reduction in net income of $4.7 million (net of taxes of approximately $3.1 million) in the first quarter of 2000. The reduction to net income was primarily attributable to the deferral of sales of software-enabled mail creation equipment and shipping products until installation. The change in accounting had no material impact on quarterly results, and as a result, quarterly information was not restated. The pro forma effect of retroactive application of this new method of accounting did not materially affect the results of operations for the year ended December 31, 2000.

The company derives its revenue from the following sources:

•	sales;

•	business services;

•	rentals and financing; and

•	support services

In accordance with generally accepted accounting principles, the company recognizes revenue from these sources as follows:

Sales revenue

Sales of equipment

The company sells equipment to its customers, as well as to distributors and dealers (re-sellers) throughout the world. The company recognizes revenue from these sales upon the transfer of title, which is at the point of shipment. The company does not offer any rights of return or stock balancing rights.

The company’s sales revenue from customized equipment and software-enabled mail creation equipment and shipping product, is generally recognized when installed.

Sales of supplies

Revenue related to supplies is recognized at the point of title transfer, which is upon shipment.

Software licenses and integration services

The company recognizes revenue related to off-the-shelf software licenses upon transfer of title, which is upon shipment. The company recognizes revenue from software requiring integration services at the point of customer acceptance.

Business services revenue

Business services

Business services revenue includes revenue from management services and presort mail services.

Management services, which includes outsourcing of mailrooms, copy centers, or other document management functions, are typically annual or longer contracts that contain a monthly service fee and in many cases a “click” charge based on the number of copies made, machines in use, etc. Revenue is recognized over the term of the agreement, based on monthly service charges, with the exception of the “click” charges, which are recognized as incurred.

Presort mail services include the preparation, sortation and aggregation of mail to earn postal discounts and expedite delivery for customers. Revenue is recognized over the term of the agreement as earned.

Rentals revenue

Product rentals

The company rents equipment to its customers, primarily postage meters, mailing equipment and shipping systems under short-term rental agreements, generally for periods of three months to three years. The company invoices in advance the charges for equipment rental. The company defers the billed revenue and includes it initially in advance billings. Rental revenue is recognized on a straight-line basis over the term of the rental agreement.

Financing revenue

Product financing arrangements

The company provides lease financing of its products in the U.S. and outside the U.S. through sales-type leases.

When a sales-type lease is consummated, the company records the gross finance receivable, unearned income and the estimated residual value of the leased equipment. Unearned income represents the excess of the gross finance receivable plus the estimated residual value over the sales price of the equipment. The company recognizes the equipment sale at the inception of the lease. The company recognizes unearned income as earned using the interest method over the term of the transaction. Earned income is included in rentals and financing revenue in the Consolidated Statements of Income.

Capital Services revenue

The company provides financing for non-Pitney Bowes equipment through direct financing leases and leveraged leases.

When a direct financing lease is consummated, the company records the gross finance receivable, unearned income and the estimated residual value of the leased equipment. Unearned income represents the excess of the gross receivable plus the estimated residual value over the cost of the equipment. The company accounts for initial direct costs incurred in consummating a transaction as part of the investment in the lease and appropriately amortize using the interest method over the term of the lease. The company recognizes unearned income as earned using the interest method over the term of the transaction. Earned income is included in rentals and financing revenue in the Consolidated Statements of Income.

From time to time, the company sells selected finance assets. The company follows FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” when accounting for its sale of finance assets. The company recognizes all assets obtained or liabilities incurred in consideration as proceeds of the sale and recognizes any gain or loss on the sale in earnings.

The company’s investment in leveraged leases consists of rentals receivable net of principal and interest on the related nonrecourse debt, estimated residual value of the leased property and unearned income. At lease inception, unearned income represents the excess of rentals receivable, net of that portion of the rental applicable to principal and interest on the nonrecourse debt, plus the estimated residual value of the leased property over the company’s investment in the transaction. The company recognizes the unearned income as leveraged lease revenue over the lease term. Earned income is included in rentals and financing revenue in the Consolidated Statement of Income.

Support services revenue

Equipment maintenance agreements

The company provides support services to its customers primarily through extended maintenance contracts. Revenue related to these agreements is recognized on a straight-line basis over the term of the agreement.

Multiple element arrangements

Certain of the company’s transactions are consummated at the same time. The usual form of this transaction involves the sale or lease of equipment, a cancelable meter rental and/or a cancelable equipment maintenance agreement.

In these cases, fair value of the various elements is determined by using the “residual method.” In applying the method, the fair values of any meter rental or equipment maintenance agreement is determined to be equivalent to the price charged in a standalone or renewal transaction. Any remaining consideration is allocated to the value of the equipment.

Costs and expenses

Operating expenses of field sales and service offices are included in selling, service and administrative expenses because no meaningful allocation of such expenses to cost of sales, rentals and financing or support services is practicable.

Income taxes

The deferred tax provision is determined under the liability method.  Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using currently enacted tax rates.  The provision for income taxes is the sum of the amount of income tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the company’s deferred tax assets and liabilities.

Deferred taxes on income result principally from the excess of tax over book depreciation, recognition of lease income and gross profits on sales to finance subsidiaries and is reduced for expenses not currently recognized for tax purposes.

For tax purposes, income from leases is recognized under the operating method and represents the difference between gross rentals billed and depreciation expense.

It has not been necessary to provide for income taxes on $308 million of cumulative undistributed earnings of subsidiaries outside the U.S.  These earnings will be either indefinitely reinvested or remitted substantially free of additional tax.  Determination of the liability that would result in the event all of these earnings were remitted to the U.S. is not practicable. It is estimated, however, that withholding taxes on such remittances would approximate $11 million.

Nonpension postretirement benefits and postemployment benefits

It is the company’s practice to fund amounts for nonpension postretirement and postemployment benefits as benefits become due.  See Note 11 to the consolidated financial statements.

Earnings per share

Basic earnings per share is based on the weighted average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares include preference stock, preferred stock and stock option and purchase plan shares.

Accounting for stock-based compensation

In December 2002, FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amends FAS No. 123, “Accounting for Stock-Based Compensation,” was issued. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002.

The company adopted FAS No. 123, “Accounting for Stock-Based Compensation,” on January 1, 1996. Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology.  The company has adopted the disclosure-only provisions, as permitted by FAS No. 123. The company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense has been recognized for its U.S. and U.K. Stock Option Plans (ESP) or its U.S. and U.K. Employee Stock Purchase Plans (ESPP), except for the compensation expense recorded for its performance-based awards under the ESP and the Directors’ Stock Plan as discussed herein. If the company had elected to recognize compensation expense based on the fair value method as prescribed by FAS No. 123, net income and earnings per share for the years ended 2002, 2001 and 2000 would have been reduced to the following proforma amounts:

	2002	2001	2000

Net Income
As reported	$475,750	$488,343	$622,546
Proforma	$453,624	$462,806	$597,799
Basic earnings per share
As reported	$1.99	$1.99	$2.43
Proforma	$1.90	$1.88	$2.33
Diluted earnings per share
As reported	$1.97	$1.97	$2.41
Proforma	$1.88	$1.87	$2.31

In accordance with FAS No. 123, the fair value method of accounting has not been applied to awards granted prior to January 1, 1995. Therefore, the resulting pro forma impact may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Expected dividend yield	3.1%	3.0%	2.9%
Expected stock price volatility	30%	29%	27%
Risk-free interest rate	4%	4%	6%
Expected life (years)	5	5	5

See Note 8 to the consolidated financial statements.

Translation of Non-U.S. currency amounts

Assets and liabilities of subsidiaries operating outside the U.S. are translated at rates in effect at the end of the period and revenue and expenses are translated at average rates during the period. Net deferred translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity.

Derivative instruments

The company adopted the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS No. 138, in the first quarter of 2001. The adoption of FAS No. 133 has resulted in an after-tax reduction to accumulated other comprehensive income of $7.0 million for the year ended December 31, 2001, including a one-time cumulative effect of accounting change which reduced accumulated other comprehensive income by approximately $9.2 million in the first quarter of 2001. The adoption of FAS No. 133 has also impacted assets and liabilities recorded on the Consolidated Balance Sheet. The adoption of FAS No. 133 did not materially impact results of operations for the year ended December 31, 2001.

In the normal course of business, the company enters into foreign exchange contracts for purposes other than trading primarily to minimize its risk of loss from exchange rate fluctuations on the settlement of intercompany receivables and payables arising in connection with transfers of finished goods, inventories between affiliates and certain intercompany loans.  Foreign exchange contracts are primarily designated as cash flow hedges and the resulting gains and losses on these contracts are included in other comprehensive income. At December 31, 2002, the company had approximately $636 million of foreign exchange contracts outstanding, most of which mature in 2003, to buy or sell various currencies.  Risks arise from the possible non-performance by counterparties in meeting the terms of their contracts and from movements in securities values, interest and/or exchange rates.  However, the company does not anticipate non-performance by the counterparties as they are composed of a number of major international financial institutions.  Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate.

In the normal course of business, the company uses a variety of derivative financial instruments, principally interest rate swaps, to manage the impact of interest rate changes on earnings and cash flows. To qualify for hedge accounting, the company requires that the instruments be effective in reducing the risk exposure that they are designed to hedge. For instruments that are associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the contract. Derivatives designated as cash flow hedges include primarily interest rate swaps related to variable-rate debt. Derivatives designated as fair value hedges include primarily interest rate swaps related to fixed-rate debt.

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

Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

2.  Inventories

Inventories consist of the following:

December 31	2002	2001

Raw materials and work in process	$80,075	$55,679
Supplies and service parts	54,849	48,498
Finished products	75,964	58,835

Total	$210,888	$163,012

If all inventories valued at LIFO had been stated at current costs, inventories would have been $25.7 million and $25.1 million higher than reported at December 31, 2002 and 2001, respectively. The increase in inventories in 2002 is mainly due to the launch of the DM seriesTM  of digital, network mailing systems and new production mail systems.

3.  Fixed assets

December 31	2002	2001

Land	$43,239	$36,246
Buildings	316,401	320,344
Machinery and equipment	1,066,882	904,512

	1,426,522	1,261,102
Accumulated depreciation	(804,278)	(726,507)

Property, plant and equipment, net	$622,244	$534,595

Rental equipment and related inventories	$1,095,345	$1,079,260
Accumulated depreciation	(672,628)	(607,074)

Rental equipment and related inventories, net	$422,717	$472,186

Property leased under capital leases	$14,513	$19,240
Accumulated amortization	(12,539)	(17,751)

Property leased under capital leases, net	$1,974	$1,489

Depreciation expense was $236.7 million, $290.6 million and $294.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Excluding discontinued operations, depreciation expense was $220.7 million and $223.9 million for the years ended December 31, 2001 and 2000, respectively.

4.  Current liabilities

Accounts payable and accrued liabilities and notes payable and current portion of long-term obligations are comprised as follows:

December 31	2002	2001

Accounts payable-trade	$304,652	$321,168
Reserve account deposits	342,773	300,107
Accrued salaries, wages and commissions	162,575	163,000
Accrued restructuring charges	5,741	54,775
Finance lease advances	—	80,543
Accrued nonpension postretirement benefits	15,500	15,500
Accrued postemployment benefits	6,700	6,700
Miscellaneous accounts payable and accrued liabilities	410,396	484,016

Accounts payable and accrued liabilities	$1,248,337	$1,425,809

Notes payable	$859,658	$865,240
Current portion of long-term debt	785,356	205,260
Current portion of capital lease obligations	2,324	1,557

Notes payable and current portion of long-term obligations	$1,647,338	$1,072,057

In countries outside the U.S., banks generally lend to non-finance subsidiaries of the company on an overdraft or term-loan basis. These overdraft arrangements and term-loans, for the most part, are extended on an uncommitted basis by banks and do not require compensating balances or commitment fees.

Notes payable were issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at below prevailing prime rates. Fees paid to maintain lines of credit were $.5 million in 2002, $.6 million in 2001, and $.8 million in 2000.

At December 31, 2002, U.S. notes payable totaled $859.7 million. Unused credit facilities outside the U.S. totaled $14.6 million at December 31, 2002, of which $12.7 million were for finance operations.  In the U.S., the company, together with its financial service businesses, had unused credit facilities of $1.5 billion at December 31, 2002, largely in support of commercial paper borrowings.  The weighted average interest rates were 1.3% and 1.8% on notes payable and overdrafts outstanding at December 31, 2002 and 2001, respectively.

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

The company uses a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements to manage interest rate risk.  The company’s variable and fixed rate debt mix, after adjusting for the effect of interest rate swap agreements, was 32% and 68%, respectively, at December 31, 2002. The company utilizes interest rate swap agreements when it considers the economic benefits to be favorable. At December 31, 2002, the company had outstanding interest rate swap agreements with notional principal amounts of $151.2 million and terms expiring at various dates from 2004 to 2018. The company exchanged $141.2 million notional principal amounts of variable commercial paper rates on an equal notional amount of notes payable and overdrafts for fixed rates ranging from 5.5% to 8.9%. In addition, the company exchanged $10.0 million notional principal amounts of fixed rate debt on an equal notional amount of variable rate debt. The variable rates for the swaps are based on three month LIBOR plus a spread, equal to the difference between the fixed rate of the debt and the fixed rate currently available for similar debt.

5.  Long-term debt

December 31	2002	2001

5.65% notes due 2003	$—	$250,000
7.44% notes due 2003	—	134,000
8.80% notes due 2003	—	150,000
5.50% notes due 2004	200,000	200,000
1.72% to 2.22% notes due 2004	150,000	150,000
1.67% to 2.27% notes due 2004	100,000	100,000
5.95% notes due 2005	300,000	300,000
5.88% notes due 2006	300,000	300,000
5.75% notes due 2008*	350,000	350,000
8.63% notes due 2008*	100,000	100,000
9.25% notes due 2008*	100,000	100,000
8.55% notes due 2009*	150,000	150,000
4.63% notes due 2012	400,000	—
7.51% notes due 2003 thru 2012	36,599	38,993
7.24% notes due 2017	25,652	53,175
Fair value hedges basis adjustment	90,074	31,043
Other	14,519	11,939

Total long-term debt	$2,316,844	$2,419,150

*

In 2002, the company received $95 million in cash from the termination of four swap agreements associated with these notes. This amount will be reflected as a reduction of interest expense over the remaining term of these notes. As a result of this transaction, the weighted average effective rate on these notes is 4.77%.

On December 31, 2002, $1.4 billion remained available under the shelf registration statement filed in October 2001 with the SEC, permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares.

In September 2002, the company issued $400 million of unsecured fixed rate notes maturing in October 2012. These notes bear interest at an annual rate of 4.625% and pay interest semi-annually beginning April 2003. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper in anticipation of 2003 debt maturities.

In February 2002, the company completed an offering of Euros 250 million of senior unsecured notes. These notes bear interest at a floating rate of EURIBOR plus 20 basis points, set two Euro business days preceding the quarterly interest payment dates and mature in August 2003. The notes are listed on the Luxembourg Stock Exchange and have been designated as a hedge of Euro denominated assets held by the company. The proceeds from these notes were used for general corporate purposes including repaying commercial paper, financing acquisitions and the repurchase of company stock.

In August 2001, the company issued $350 million of unsecured fixed rate notes maturing in August 2008.  These notes bear interest at an annual rate of 5.75% and pay interest semi-annually beginning February 15, 2002. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

In July 2001, the company issued four non-recourse promissory notes totaling $111.5 million in connection with four lease transactions. The promissory notes are all due in monthly installments over 194 months at an interest rate of 7.24%. In September 2001, the company sold its interest in two of the lease transactions and transferred the obligation on two of the non-recourse promissory notes totaling $55.3 million in principal balance. In December 2002, the company sold its interest in one of the lease transactions and transferred the obligation on one non-recourse promissory note with a total principal balance of $25.6 million.

In April 2001, the company issued the remaining $300 million of notes available under a prior shelf registration, permitting issuances of up to $500 million in debt securities (including medium-term notes) with a minimum maturity of nine months.  These unsecured notes bear annual interest at 5.875% and mature in May 2006. The proceeds were used for general corporate purposes, including the repayment of commercial paper, financing acquisitions and the repurchase of the company’s stock.

The annual maturities of the outstanding debt during each of the next five years are as follows: 2003, $0.8 billion; 2004, $0.5 billion; 2005, $0.3 billion; 2006, $0.3 billion; and $1.2 billion thereafter.

Under terms of their senior and subordinated loan agreements, certain of the finance operations are required to maintain earnings before taxes and interest charges at prescribed levels. With respect to such loan agreements, the company will endeavor to have these finance operations maintain compliance with such terms and, under certain loan agreements, is obligated, if necessary, to pay to these finance operations amounts sufficient to maintain a prescribed ratio of earnings available for fixed charges. The company has not been required to make any such payments to maintain earnings available for fixed charges coverage. The company is in compliance with the terms under the senior and subordinated loan agreements.

The fair value hedges basis adjustment represents the revaluation of fixed rate debt that has been hedged in accordance with FAS  No. 133. See Note 1.

6.  Preferred stockholders’ equity in a subsidiary company

Preferred stockholders’ equity in a subsidiary company represents 3,000,000 shares of variable term voting preferred stock issued by Pitney Bowes International Holdings, Inc., a subsidiary of the company, which are owned by certain outside institutional investors. These preferred shares are entitled to 25% of the combined voting power of all classes of capital stock. All outstanding common stock of Pitney Bowes International Holdings, Inc., representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by Pitney Bowes Inc.  The preferred stock, $.01 par value, is entitled to cumulative dividends at rates set at auction. The weighted average dividend rate in 2002 and 2001 was 1.8% and 3.3%, respectively. Preferred dividends are reflected in the Consolidated Statements of Income in selling, service and administrative expenses. The preferred stock is subject to mandatory redemption based on certain events, at a redemption price not less than $100 per share, plus the amount of any dividends accrued or in arrears.  No dividends were in arrears at December 31, 2002 or 2001.

In 1998, the company sold 100 shares of 9.11% Cumulative Preferred Stock, mandatorily redeemable in 20 years, in a subsidiary company to an institutional investor for approximately $10 million.

7.  Capital stock and capital in excess of par value

At December 31, 2002, 480,000,000 shares of common stock, 600,000 shares of cumulative preferred stock, and 5,000,000 shares of preference stock were authorized, and 235,373,782 shares of common stock (net of 87,964,130 shares of treasury stock), 488 shares of 4% Convertible Cumulative Preferred Stock (4% preferred stock) and 52,897 shares of $2.12 Convertible Preference Stock ($2.12 preference stock) were issued and outstanding. In the future, the Board of Directors can issue the balance of unreserved and unissued preferred stock (599,512 shares) and preference stock (4,947,103 shares). This will determine the dividend rate, terms of redemption, terms of conversion (if any) and other pertinent features. At December 31, 2002, unreserved and unissued common stock (exclusive of treasury stock) amounted to 106,340,826 shares.

The 4% preferred stock outstanding, entitled to cumulative dividends at the rate of $2 per year, can be redeemed at the company’s option, in whole or in part at any time, at the price of $50 per share, plus dividends accrued to the redemption date. Each share of the 4% preferred stock can be converted into 24.24 shares of common stock, subject to adjustment in certain events.

The $2.12 preference stock is entitled to cumulative dividends at the rate of $2.12 per year and can be redeemed at the company’s option at the rate of $28 per share. Each share of the $2.12 preference stock can be converted into 16.53 shares of common stock, subject to adjustment in certain events.

At December 31, 2002, a total of 886,216 shares of common stock were reserved for issuance upon conversion of the 4% preferred stock (11,829 shares) and $2.12 preference stock (874,387 shares). In addition, 1,691,390 shares of common stock were reserved for issuance under the company’s dividend reinvestment and other corporate plans.

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

8.  Stock plans

The company has the following stock plans which are described below: the U.S. and U.K. Stock Option Plans (ESP), the U.S. and U.K. Employee Stock Purchase Plans (ESPP), and the Directors’ Stock Plan.

Stock Option Plans

Under the company’s stock option plans, certain officers and employees of the U.S. and the company’s participating subsidiaries are granted options at prices equal to the market value of the company’s common shares at the date of grant. Options generally become exercisable in three equal installments during the first three years following their grant and expire after ten years. At December 31, 2002, there were 19,469,120 options available for future grants under these plans. The per share weighted average fair value of options granted was $9 in 2002, 2001 and 2000.

The following table summarizes information about stock option transactions:

	Shares	Per share weighted average exercise price

Options outstanding at January 1, 2000	9,497,997	$45
Granted	9,372,320	$35
Exercised	(812,122)	$21
Canceled	(670,477)	$55

Options outstanding at December 31, 2000	17,387,718	$40
Granted	1,875,132	$38
Exercised	(406,521)	$23
Canceled	(699,421)	$41

Options outstanding at November 30, 2001	18,156,908	$40
Spin-off of Imagistics International Inc.	332,740	$39
Granted	72,612	$40
Exercised	(32,162)	$27
Canceled	(112,145)	$39

Options outstanding at December 31, 2001	18,417,953	$39
Granted	1,747,924	$40
Exercised	(528,629)	$24
Canceled	(717,849)	$42

Options outstanding at December 31, 2002	18,919,399	$39

Options exercisable at December 31, 2000	5,420,101	$39

Options exercisable at December 31, 2001	8,255,635	$43

Options exercisable at December 31, 2002	10,756,056	$44

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

Options Outstanding

Range of per share exercise prices	Number	Weighted average remaining contractual life	Per share weighted average exercise price

$12-$18	243,371	2.8 years	$16
$19-$28	6,868,356	7.2 years	$27
$29-$43	4,152,015	9.2 years	$38
$44-$66	7,655,657	7.0 years	$52

	18,919,399	7.5 years

Options Exercisable

Range of per share exercise prices	Number	Per share weighted average exercise price

$12-$18	243,371	$16
$19-$28	2,842,682	$27
$29-$43	888,399	$38
$44-$66	6,781,604	$53

	10,756,056

Beginning in 1997, certain employees eligible for performance-based compensation may defer up to 100% of their annual awards, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan. Participants may allocate deferred compensation among specified investment choices, including stock options under the U.S. stock option plan. Stock options acquired under this plan are generally exercisable three years following their grant and expire after a period not to exceed ten years. There were 389,118, 372,829 and 285,289 options outstanding under this plan at December 31, 2002, 2001 and 2000, respectively, which are included in outstanding options under the company’s U.S. stock option plan. The per share weighted average fair value of options granted was $9 in 2002, $8 in 2001 and $12 in 2000.

The U.S. stock option plan permits the issuance of restricted stock. Restricted stock awards are subject to one or more restrictions, which may include continued employment over a specified period or the attainment of specified financial performance goals. Where a restricted stock award is subject to both tenure and attainment of financial performance goals, the restrictions would be released, in total or in part, only if the executive is still employed by the company at the end of the performance period and if the performance objectives are achieved. Where the sole restriction of a restricted stock award is continued employment over a specified period, such period may not be less than three years. The compensation expense for each award is recognized over the performance period. There were no restricted stock awards in 2002, 2001 or 2000.

Employee Stock Purchase Plans

The U.S. ESPP enables substantially all employees to purchase shares of the company’s common stock at a discounted offering price. In 2002, the offering price was 85% of the average price of the company’s common stock on the New York Stock Exchange on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. The U.K. ESPP also enables eligible employees of the company’s participating U.K. subsidiaries to purchase shares of the company’s stock at a discounted offering price. In 2002, the offering price was 90% of the average closing price of the company’s common stock on the New York Stock Exchange for the three business days preceding the offering date. The company may grant rights to purchase up to 8,548,664 common shares to its regular employees under these plans. The company granted rights to purchase 562,208 shares in 2002, 542,309 shares in 2001 and 758,741 shares in 2000. The per share fair value of rights granted was $7 in 2002, $6 in 2001 and $9 in 2000 for the U.S. ESPP and $10 in 2002, $11 in 2001 and $10 in 2000 for the U.K. ESPP.

Directors’ Stock Plan

Under this plan, each non-employee director is granted 1,400 shares of restricted common stock annually as part of his or her compensation. Shares granted at no cost to the directors were 15,400 in 2002, 14,176 in 2001 and 13,475 in 2000. Compensation expense, net of taxes, recorded by the company was $.4 million for 2002 and $.3 million for 2001 and 2000, respectively. The shares carry full voting and dividend rights but, except as provided herein, may not be transferred or alienated until the later of (1) termination of service as a director, or, if earlier, the date of a change of control, or (2) the expiration of the six month period following the grant of such shares. If a director terminates service as a director prior to the expiration of the six month period following a grant of restricted stock, that award would be forfeited. In 1999, the Directors’ Stock Plan was amended to permit certain dispositions of restricted common stock to family members, trusts or partnerships, as well as donations to charity after the expiration of the six month holding period, provided the director retain restricted common stock with a minimum market value of $.4 million. The per share weighted average fair value of shares granted was $30 in 2002, $29 in 2001 and $30 in 2000.

Beginning in 1997, non-employee directors may defer up to 100% of their eligible compensation, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan for directors. Participants may allocate deferred compensation among specified investment choices, including stock options under the Directors’ Stock Plan. Stock options acquired under this plan are generally exercisable three years following their grant and expire after a period not to exceed ten years. There were 44,543, 35,598 and 18,136 options outstanding under this plan at December 31, 2002, 2001 and 2000, respectively. The per share weighted average fair value of options granted was $8 in 2002, $9 in 2001 and $10 in 2000.

9. Earnings per share

A reconciliation of the basic and diluted earnings per share computations for income from continuing operations for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002

	Income	Shares	Per Share

Income from continuing operations	$437,706
Less:
Preferred stock dividends	(1)
Preference stock dividends	(118)

Basic earnings per share	437,587	238,963,644	$1.83

Effect of dilutive securities:
Preferred stock	1	11,829
Preference stock	118	920,405
Stock options		1,519,453
Other		68,208

Diluted earnings per share	$437,706	241,483,539	$1.81

	2001

	Income	Shares	Per Share

Income from continuing operations	$514,320
Less:
Preferred stock dividends	(1)
Preference stock dividends	(129)

Basic earnings per share	514,190	245,706,283	$2.09

Effect of dilutive securities:
Preferred stock	1	12,761
Preference stock	129	976,570
Stock options		756,927
Other		163,019

Diluted earnings per share	$514,320	247,615,560	$2.08

	2000

	Income	Shares	Per Share

Income from continuing operations	$563,125
Less:
Preferred stock dividends	(1)
Preference stock dividends	(139)

Basic earnings per share	562,985	256,549,114	$2.20

Effect of dilutive securities:
Preferred stock	1	14,253
Preference stock	139	1,058,897
Stock options		869,322
Other		110,632

Diluted earnings per share	$563,125	258,602,218	$2.18

In accordance with FAS No. 128, “Earnings per Share,” the common stock equivalent shares issuable upon the exercise of stock options which were not included in the calculation were 4.7 million, 2.7 million and 6.6 million in 2002, 2001 and 2000, respectively, because they were antidilutive.

10. Taxes on income

Income from continuing operations before income taxes and the provision for income taxes consist of the following:

	Years ended December 31

	2002	2001	2000

Income from continuing operations before income taxes:
U.S.	$493,140	$698,005	$679,734
Outside the U.S.	126,305	68,379	123,114

Total	$619,445	$766,384	$802,848

Provision for income taxes:
U.S. federal:
Current	$(154,857)	$147,538	$31,609
Deferred	288,180	67,227	172,639

	133,323	214,765	204,248

U.S. state and local:
Current	(23,793)	19,739	5,029
Deferred	38,399	5,448	(4,632)

	14,606	25,187	397

Outside the U.S.:
Current	26,499	13,549	18,748
Deferred	7,311	(1,437)	16,330

	33,810	12,112	35,078

Total current	(152,151)	180,826	55,386
Total deferred	333,890	71,238	184,337

Total	$181,739	$252,064	$239,723

Including discontinued operations, the provision for income taxes consists of the following:

	Years ended December 31

	2002	2001	2000

U.S. federal	$151,017	$209,240	$236,872
U.S. state and local	19,256	23,895	8,173
Outside the U.S.	33,810	6,760	37,065

Total	$204,083	$239,895	$282,110

A reconciliation of the U.S. federal statutory rate to the company’s effective tax rate for continuing operations follows:

	2002	2001	2000

U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	1.5	2.2	0.1
Foreign tax differential	(1.7)	(1.6)	(1.0)
Federal income tax credits	(1.5)	(0.3)	(0.3)
Tax exempt income	(1.0)	(1.0)	(0.7)
Partnership leasing transactions	(1.7)	(2.5)	(3.2)
Other	(1.3)	1.1	—

Effective income tax rate	29.3%	32.9%	29.9%

The effective tax rate for discontinued operations in 2002, 2001 and 2000 differs from the statutory rate due primarily to foreign, state and local income taxes.

Deferred tax liabilities and (assets)

December 31	2002	2001

Deferred tax liabilities:
Depreciation	$110,437	$139,787
Deferred profit (for tax purposes) on sales to finance subsidiaries	418,247	438,120
Lease revenue and related depreciation	1,194,588	1,074,333
Loss on the sale of preferred stock	117,058	102,005
Pension	143,012	22,951
Other	177,512	175,959

Deferred tax liabilities	2,160,854	1,953,155

Deferred tax assets:
Nonpension postretirement benefits	(93,394)	(95,976)
Inventory and equipment capitalization	(36,143)	(36,292)
Meter transition and restructuring charges	(27,405)	(79,203)
Net operating loss carryforwards	(35,916)	(37,018)
Other	(214,564)	(213,456)
Valuation allowance	25,532	23,823

Deferred tax assets	(381,890)	(438,122)

Net deferred taxes	$1,778,964	$1,515,033
Less: Current net deferred taxes (a)	243,346	241,440

Deferred taxes on income	$1,535,618	$1,273,593

(a)

The table of deferred tax liabilities and (assets) above includes $243.3 million and $241.4 million for 2002 and 2001, respectively, of current net deferred taxes, which are included in income taxes payable in the Consolidated Balance Sheets.

During 2002 the deferred tax asset for net operating losses changed due to income generated in certain foreign subsidiaries and the valuation allowance changed due to losses incurred by certain other foreign subsidiaries. As of December 31, 2002 and 2001, approximately $84.8 million and $87.2 million, respectively, of net operating loss carryforwards were available to the company.  Most of these losses can be carried forward indefinitely.

11. Retirement plans and nonpension postretirement benefits

The company has several defined benefit and defined contribution pension plans covering substantially all employees worldwide. Benefits are primarily based on employees’ compensation and years of service. Company contributions are determined based on the funding requirements of U.S. federal and other governmental laws and regulations.

The company contributed $27.1 million, $19.8 million and $21.0 million to its defined contribution plans in 2002, 2001 and 2000, respectively.

The change in benefit obligations and plan assets and the funded status for defined benefit pension plans is as follows:

	Pension Benefits

	United States		Foreign

December 31	2002	2001	2002	2001

Change in benefit obligation:
Benefit obligations at beginning of year	$1,120,229	$1,046,967	$236,861	$233,918
Service cost	26,583	26,734	6,130	6,391
Interest cost	83,664	79,379	14,876	13,530
Amendments	—	—	1,728	209
Plan participants contribution	—	—	1,214	1,116
Actuarial loss (gain)	129,712	46,307	(877)	809
Plan merger	45,071	—	6,395	—
Foreign currency changes	—	—	16,788	(8,464)
Curtailment	—	4,661	(103)	—
Benefits paid	(85,028)	(83,819)	(13,042)	(10,648)

Benefit obligations at end of year	$1,320,231	$1,120,229	$269,970	$236,861

Change in plan assets:
Fair value of plan assets at beginning of year	$1,048,041	$1,179,373	$206,893	$244,860
Actual return on plan assets	(103,255)	(82,348)	(14,365)	(25,212)
Company contribution	307,574	34,835	40,027	5,733
Plan participants contribution	—	—	1,214	1,116
Foreign currency changes	—	—	13,258	(8,956)
Plan merger	44,021	—	—	—
Benefits paid	(85,028)	(83,819)	(13,042)	(10,648)

Fair value of plan assets at end of year	$1,211,353	$1,048,041	$233,985	$206,893

Funded status	$(108,878)	$(72,188)	$(35,985)	$(29,967)
Unrecognized actuarial loss	473,655	126,433	83,725	47,129
Unrecognized prior service cost	(26,224)	(29,405)	2,935	3,364
Unrecognized transition cost	—	4	(2,096)	(2,534)

Prepaid benefit cost	$338,553	$24,844	$48,579	$17,992

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$378,706	$60,334	$60,860	$23,568
Accrued benefit liability	(40,153)	(35,490)	(12,281)	(5,576)
Additional minimum liability	(6,575)	(2,223)	(3,884)	(265)
Intangible asset	2,353	2,223	913	265
Accumulated other comprehensive income	4,222	—	2,971	—

Prepaid benefit cost	$338,553	$24,844	$48,579	$17,992

Weighted average assumptions:
Discount rate	6.75%	7.25%	2.5%-6.5%	2.5%-6.5%
Expected return on plan assets	9.55%	9.55%	4.0%-8.3%	4.0%-8.3%
Rate of compensation increase	4.75%	4.75%	2.0%-4.5%	2.0%-4.0%

At December 31, 2002, 30,000 shares of the company’s common stock with a fair value of $979.8 were included in the plan assets of the company’s pension plan.

The company provides certain health care and life insurance benefits to eligible retirees and their dependents.  The cost of these benefits is recognized over the period the employee provides credited service to the company. Substantially all of the company’s U.S. and Canadian employees become eligible for retiree health care benefits after reaching age 55 and with the completion of the required service period. Postemployment benefits include primarily company-provided medical benefits to disabled employees and company-provided life insurance as well as other disability and death-related benefits to former or inactive employees, their beneficiaries and covered dependents.

The change in benefit obligations and plan assets and the funded status for nonpension postretirement benefit plans is as follows:

	Nonpension Postretirement Benefits

December 31	2002	2001

Change in benefit obligation:
Benefit obligations at beginning of year	$286,091	$279,216
Service cost	5,679	5,450
Interest cost	18,930	17,319
Plan participants’ contributions	2,633	2,210
Actuarial loss	27,402	16,187
Foreign currency changes	46	(292)
Curtailment	—	(3,297)
Benefits paid	(30,666)	(30,702)

Benefit obligations at end of year	$310,115	$286,091

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contribution	28,033	28,492
Plan participants’ contributions	2,633	2,210
Benefits paid	(30,666)	(30,702)

Fair value of plan assets at end of year	$—	$—

Funded status	$(310,115)	$(286,091)
Unrecognized actuarial loss	41,118	13,822
Unrecognized prior service cost	(13,262)	(20,070)

Accrued benefit cost	$(282,259)	$(292,339)

The assumed weighted average discount rate used in determining the accumulated nonpension postretirement benefit obligations was 6.75% in 2002 and 7.25% in 2001.

The components of the net periodic benefit cost for defined benefit pension plans and nonpension postretirement benefit plans are as follows:

	Pension Benefits

	United States			Foreign

	2002	2001	2000	2002	2001	2000

Service cost	$26,583	$26,734	$24,937	$6,130	$6,391	$5,668
Interest cost	83,664	79,379	76,064	14,876	13,530	11,967
Expected return on plan assets	(113,629)	(105,311)	(97,577)	(19,146)	(17,856)	(16,410)
Amortization of transition cost	4	76	(3,179)	(443)	(1,335)	(1,482)
Amortization of prior service cost	(3,181)	(3,583)	(3,784)	612	840	1,359
Recognized net actuarial loss	810	478	331	765	18	578
Curtailment	—	(1,103)	—	(103)	336	—

Net periodic benefit cost	$(5,749)	$(3,330)	$(3,208)	$2,691	$1,924	$1,680

	Nonpension Postretirement Benefits

	2002	2001	2000

Service cost	$5,679	$5,450	$6,952
Interest cost	18,930	17,319	17,948
Amortization of prior service cost	(6,808)	(7,060)	(7,192)
Recognized net actuarial loss	114	18	73
Curtailment	—	(4,535)	—

Net periodic benefit cost	$17,915	$11,192	$17,781

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations was 9.0% for 2003 and 10.0% for 2002. This was assumed to gradually decline to 5.0% by the year 2007 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1- Percentage-Point Increase	1- Percentage-Point Decrease

Effect on total of service and interest cost components	$813	$784
Effect on postretirement benefit obligation	$11,462	$11,022

The curtailment gains and losses reported in 2001 were related to the spin-off of Imagistics International Inc. (IGI).

12.  Discontinued Operations

On January 14, 2000, the company sold Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the company, to ABN AMRO North America. In connection with this transaction, the company recorded a gain of  $12.5 million (net of taxes of $7.4 million) for the year ended December 31, 2002. This gain resulted from the favorable resolution of certain contingent liabilities recorded at the time of sale.

On October 30, 1998, Colonial Pacific Leasing Corporation (CPLC), a wholly-owned subsidiary of the company, transferred the operations, employees, and substantially all assets related to its broker-oriented external financing business to General Electric Capital Corporation, a subsidiary of the General Electric Company. In connection with this transaction, the company recorded a gain of  $25.5 million (net of taxes of $15.0 million) for the year ended December 31, 2002. This gain resulted from the favorable resolution of certain contingent liabilities recorded at the time of sale.

On December 3, 2001, the company completed the spin off of its office systems business to stockholders as an independent, publicly-traded company operating under the name of IGI. On that date, the company paid a special stock dividend of IGI common stock to the company’s common shareholders. Through this special dividend, the company distributed 100% of the shares of IGI stock to common shareholders of the company. The historical carrying amount of the IGI net assets distributed to shareholders on the spin-off date has been recorded as a stock dividend of $311.7 million. Each eligible common stockholder of record of the company on November 19, 2001 received 0.08 shares of IGI stock for each share of Pitney Bowes stock. The Internal Revenue Service has notified the company that the spin-off will be tax free as provided for under the Internal Revenue Code. The company received a net amount of approximately $111 million in cash from IGI after repayment of certain amounts due and a dividend.

Operating results of IGI, prior to the spin off, have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Revenue of IGI was $568.0 million and $641.3 million for the period ended December 3, 2001 and the year ended December 31, 2000, respectively. Net interest expense allocated to IGI discontinued operations was $10.3 million for the period ended December 3, 2001 and $11.3 million for the year ended December 31, 2000, respectively. Interest has been allocated based on the net assets of IGI charged at the company’s weighted average borrowing rate. Income from IGI discontinued operations was $9.1 million (net of taxes of $6.2 million) for the period ended December 3, 2001, offset by costs, expenses and restructuring charges directly associated with the spin-off. The total amounts of costs, expenses and restructuring charges directly related to the spin-off exceeded the income from discontinued operations of IGI between the measurement date (December 11, 2000) and the spin-off date by $26.0 million (net of taxes of $12.2 million), primarily as a result of continued weakness in the copier business and the company’s restructuring initiatives. This amount has been reflected as a loss on disposal of discontinued operations in the Consolidated Statements of Income for the period ended December 31, 2001. Income from discontinued operations of IGI, net of taxes, was $64.1 million for the period ended December 11, 2000.

13.  Restructuring Charges

In 2001, the company adopted a formal restructuring plan to implement a common, streamlined business infrastructure across the corporation as a result of the company’s decisions to spin off its office systems business and align its mailing business on a global basis, as well as cost saving opportunities resulting from strategic acquisitions and partnerships, and additional benefits attained from the consolidation of its IT organization and ERP initiatives. In connection with this plan, the company recorded pre-tax restructuring charges of $149.3 million in 2001, of which $116.1 million was related to continuing operations and the remaining $33.2 million was related to discontinued operations. The restructuring charges related to continuing operations have been segregated in the Consolidated Statements of Income for the year ended December 31, 2001. The restructuring charges related to discontinued operations have been reported in discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2001. See Note 12 to the consolidated financial statements.

The restructuring charges related to continuing operations are composed of:

(Dollars in millions)	Year Ended December 31, 2001

Severance and benefit costs	$74.3
Asset impairments	28.0
Other exit costs	13.8

$116.1

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,500 employees worldwide which was initiated in 2001 and was substantially completed at December 31, 2002. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 80% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe. None of the reductions will impact sales coverage. At December 31, 2002, 1,529 employees were separated under these initiatives and approximately $73.6 million of severance and benefit costs were paid. Asset impairments relate primarily to the disposal or abandonment of certain hardware and software applications, resulting from the alignment of our mailing business on a global basis and ERP initiatives. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, and other costs associated with business activities that have been exited and the consolidation of excess facilities.

The restructuring charges related to discontinued operations are composed of:

(Dollars in millions)	Year Ended December 31, 2001

Severance and benefit costs	$1.9
Asset impairments	17.5
Other exit costs	13.8

$33.2

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

Accrued restructuring charges at December 31, 2002 consist of the following:

(Dollars in millions)

	Total restructuring charges	2001 Cash payments	2001 Non-cash charges	Ending balance at December 31, 2001	2002 Cash payments	Ending balance at December 31, 2002

Severance and benefit costs	$76.2	$34.5	$—	$41.7	$40.6	$1.1
Asset impairments	45.5	—	45.5	—	—	—
Other exit costs	27.6	14.5	—	13.1	8.5	4.6

	$149.3	$49.0	$45.5	$54.8	$49.1	$5.7

This restructuring plan was substantially completed at December 31, 2002.

In 2000, the company recorded a pre-tax charge of approximately $19 million related to the consolidation of information technology staff and infrastructure. This initiative was focused on creating an efficient global organization and technology platform to leverage the benefits of our current ERP and e-business initiatives. The majority of the initiatives and cash outflows relating to this consolidation were completed by December 31, 2001.

14.  Meter Transition

In 2001, the company adopted a formal plan to transition to the next generation of networked mailing technology.  The information capture and exchange, made possible by advanced technology, turns the postage meter into an “intelligent” terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by our expanded access to technology and our ability to move to networked products combined with our expectations that the U.S. and posts around the world will continue to encourage the migration of mailing systems to networked digital technologies. As a result of this plan, certain electronic meter rental assets and related equipment will not be placed back in service. In addition, certain leased equipment will either not be remarketed or will result in lower realization at end of lease as a result of the introduction of new technology. In connection with this plan, the company recorded non-cash pre-tax charges of $268.3 million for the year ended December 31, 2001, related to assets associated with our non-networked mailing technology. In November 2001, postal regulations were issued, consistent with the company’s meter transition plan, defining the meter migration process and timing.

The charges related to the meter transition plan are composed of:

(Dollars in millions)	Year ended December 31, 2001

Impairment of lease residual values	$128.4
Impairment of meter rental assets	71.3
Inventory writedowns	27.6
Additional depreciation costs on meter rental assets	41.0

$268.3

15.  Acquisitions

PSI Group, Inc. (PSI)

On August 1, 2002, the company completed the acquisition of PSI, the nation’s largest mail presort company, for approximately $127 million in cash and $39 million in debt assumed. The results of PSI’s operations have been included in the consolidated financial statements since the date of acquisition.  PSI prepares, sorts and aggregates mail to earn postal discounts and expedite delivery for its customers.  As a wholly-owned subsidiary of the company, PSI will operate under its current management and continue to focus on providing presort mail services.

The following table summarizes the preliminary estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

Intangible assets	$42,286
Goodwill	113,247
Other, net	10,967
Debt	(39,445)

Purchase price	$127,055

The major intangible asset classes and weighted average amortization period for these asset classes were as follows:

	Amortization Period	Allocation

Customer relationships	15 years	$39,100
Non-compete agreements	2 years	786
Mailing technology	5 years	1,500
Trademarks and trade names	3 years	900

Weighted average	14 years	$42,286

The goodwill was assigned to the Global Mailing segment.  No research and development assets were acquired.

Secap SA (Secap)

On October 31, 2001, the company announced it had completed the acquisition of Secap, the France-based mailing systems subsidiary of Fimalac, for approximately Euros 220 million ($206 million) in cash.  Secap offers a range of mail processing and paper handling equipment, supplies and technology for low- to mid-volume mailers. Secap holds more than 30% of the postage meter market share in France. The results of Secap’s operations have been included in the consolidated financial statements since the date of acquisition.

The following table summarizes the estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

Intangible assets	$62,200
Goodwill	167,313
Other, net	(23,086)

Purchase price	$206,427

The major intangible asset classes and weighted average amortization period for these asset classes were as follows:

	Amortization Period	Allocation

Customer relationships	15 years	$33,900
Mailing technology	14 years	22,900
Trademarks and trade names	5 years	5,400

Weighted average	14 years	$62,200

The goodwill was assigned to the Global Mailing segment.  No research and development assets were acquired.

Danka Services International (DSI)

On June 29, 2001, the company completed its acquisition of DSI from Danka Business Systems PLC. The final purchase price, following post-closing adjustments, was $285.5 million in cash. DSI provides on- and off-site document management services, including the management of central reprographic departments, the placement and maintenance of photocopiers, print-on-demand operations and document archiving and retrieval services. The acquisition has been accounted for under the purchase method and accordingly, the operating results of DSI have been included in the company’s consolidated financial statements since the date of acquisition.

The following table summarizes the estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

Intangible assets	$43,800
Goodwill	207,758
Other, net	33,942

Purchase price	$285,500

The intangible assets relate to customer relationships and have a useful life of approximately 15 years. The goodwill was assigned to the Enterprise Solutions segment.  No research and development assets were acquired.

Bell & Howell International Mail and Messaging Technologies (MMT)

On June 5, 2001, the company completed the acquisition of MMT in Europe, Africa, the Middle East and Asia.  The final purchase price, following post closing adjustments, was $44 million in cash.  MMT markets and services high-end mail processing, sorting and service-related products through a network of distributors and direct operations. The acquisition has been accounted for under the purchase method and accordingly, the operating results of the acquisition have been included in the company’s consolidated financial statements since the date of acquisition.

The following table summarizes the estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

Intangible assets	$10,900
Goodwill	36,225
Other, net	(3,125)

Purchase price	$44,000

The major intangible asset classes and weighted average amortization period for these asset classes were as follows:

	Amortization Period	Allocation

Customer relationships	15 years	$5,300
Non-compete agreements	5 years	2,200
Mailing technology	7 years	2,800
Trademarks and trade names	1 year	600

Weighted average	10 years	$10,900

The goodwill was assigned to the Global Mailing segment.  No research and development assets were acquired.

Consolidated impact of acquisitions

These acquisitions increased our operating profit, but including related financing costs, did not materially impact earnings either on a per share or aggregate basis.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of PSI, Secap, DSI, and MMT had occurred on January 1, 2001:

	Years ended December 31

	2002	2001

Total revenue	$4,454,758	$4,447,765

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been completed on January 1, 2001, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma earning results of these acquisitions were not material to earnings on either a per share or an aggregate basis.

During 2002 and 2001 the company also completed several smaller acquisitions including, the remaining 43% ownership interest of MailCode Inc. in 2002, the acquisition of Alysis Technologies Inc. in 2001, a leading provider of digital document delivery solutions, the acquisition of some of the company’s international dealerships and acquisitions of presort businesses. The cost of these acquisitions was in the aggregate less than $50 million in each year. These acquisitions did not have a material impact on the company’s financial results either individually or on an aggregate basis.

16.  Goodwill and other intangibles

At December 31, 2002, acquired intangible assets consisted of the following:

	December 31, 2002		Average Amortization Period

	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer relationships	$133,414	$7,177	15.0 years
Mailing technology	38,100	3,645	12.3 years
Trademark and trade names	6,900	1,805	4.4 years
Non-compete agreements	2,986	707	4.1 years

Weighted average	$181,400	$13,334	13.8 years

The aggregate acquired intangible asset amortization expense for the year ended December 31, 2002 was $12.6 million. Estimated acquired intangible amortization expense is as follows:

For year ending 12/31/03	$14,928
For year ending 12/31/04	$14,448
For year ending 12/31/05	$14,279
For year ending 12/31/06	$13,859
For year ending 12/31/07	$12,410

Changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	Global Mailing	Enterprise Solutions	Total

Balance at January 1, 2002	$226,925	$408,948	$635,873
Goodwill acquired during the year	131,674	9,509	141,183
Other	46,692	3,493	50,185

Balance at December 31, 2002	$405,291	$421,950	$827,241

17. Commitments, contingencies and regulatory matters

At December 31, 2002, as part of the company’s Capital Services programs, the company has committed to potentially extend credit of $333 million to pre-approved creditworthy customers. The company will sell or syndicate transactions that are funded during the commitment period. In accordance with the company’s new Capital Services strategy, the company will no longer enter into new credit commitments.

In the ordinary course of normal business, the company is routinely a defendant in or parties to a number of pending and threatened legal actions including proceedings purportedly brought on behalf of classes of claimants. These may involve litigation by or against the company relating to, among other things: contractual rights under vendor, insurance, or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with customers; or disputes with employees. In those cases where the company is a defendant, plaintiffs may seek to recover large and sometimes unspecified amounts of damages or other types of relief and some matters may remain unresolved for several years. Although management cannot predict the ultimate outcome of such matters, based on current knowledge, management does not believe that the ultimate outcome of these litigations will have a material adverse effect on the company’s financial position, results of operations or cash flows.

In June 2002, the company received an examination report from the Internal Revenue Service (IRS) showing proposed income tax adjustments for the 1992 to 1994 tax years. The total additional tax proposed by the IRS for the 1992 through 1994 tax years is about $24 million. In August 2002, the company filed a protest with the IRS to challenge most of the proposed deficiencies asserted by the IRS. The company believes that it has meritorious defenses to those deficiencies and that the ultimate outcome will not result in a material effect on its results of operations, financial position or cash flows. However, if the IRS prevails on its asserted deficiencies, additional tax may be due for 1995 and future tax years, which could materially affect its results of operations, financial position or cash flows. At any time, the company’s provision for taxes could be affected by changes in tax law and interpretations by governments or courts.

In December 2001, the company recorded a pre-tax charge of approximately $24 million associated with the settlement of a lawsuit related to lease upgrade pricing in the early to mid-1990’s. The $24 million charge relates to the following settlement costs: award certificates to be provided to members of the class for purchase of office products through Pitney Bowes supply line and the cost of legal fees and related expenses of $8.3 million. This charge has been included in other income in the Consolidated Statement of Income for the year ended December 31, 2001.

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

In November 2001, the U.S. Postal Service (USPS) issued its finalized service plan for the retirement of non-digital, or letterpress, meters.  New placements of non-digital meters without the “timeout” feature that enables the meters to be automatically disabled, if not reset within a specified time period are no longer permitted after December 31, 2002. These meters must be off the market by December 31, 2006. New placements of non-digital meters with a  “timeout” feature are no longer permitted after June 2004. These meters must be off the market by December 31, 2008.

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

In connection with the above, the company adopted a formal plan in the second quarter of 2001, to transition to the next generation of networked mailing technology.  See Note 14 to the consolidated financial statements.

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

In June 1999, the company was served with a Civil Investigative Demand (CID) from the Justice Department’s Antitrust Division. A CID is a tool used by the Antitrust Division for gathering information and documents. The company believes that the Justice Department may have been reviewing the company’s efforts to protect its intellectual property rights. The company believes it has complied fully with the antitrust laws and cooperated fully with the department’s investigation. In February 2002, the Justice Department advised the company that it has decided to close this investigation with no further action.

18.   Guarantees

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

In connection with its Capital Services programs, the company has sold finance receivables and entered into guarantee contracts with varying amounts of recourse. See Off-Balance Sheet Items in Note 20 to the consolidated financial statements.

In connection with the sale of certain businesses, the company has agreed to indemnify the buyer for certain losses related to assets acquired by the buyer. At December 31, 2002, the company’s Consolidated Balance Sheet includes a liability of approximately $9 million for these indemnifications, which reflects the company’s maximum probable exposure.

The company provides product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties based on historical claim experience, which has not been significant, and other currently available evidence. Accordingly, the company’s product warranty liability at December 31, 2002 and 2001, respectively, was not material.

19.   Leases

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

Future minimum lease payments under both capital and non-cancelable operating leases at December 31, 2002 are as follows:

Years ending December 31	Capital leases	Operating leases

2003	$2,770	$74,225
2004	2,966	69,643
2005	1,246	54,487
2006	667	44,286
2007	40	21,454
Thereafter	—	33,772

Total minimum lease payments	$7,689	$297,867
Less: Amount representing interest	978

Present value of net minimum lease payments	$6,711

Rental expense was $134.3 million, $108.1 million and $103.5 million in 2002, 2001 and 2000, respectively.

20. Financial services

The company has several consolidated finance operations which are engaged in lease financing of the company’s products in the U.S., Canada, the U.K., Germany, France, Norway, Ireland, Australia, Austria, Spain, Switzerland, Sweden and Italy, as well as other financial services to the commercial and industrial markets in North America.

Condensed financial data for the consolidated finance operations follows:

Condensed summary of operations

Years ended December 31	2002	2001	2000

Revenue	$679,293	$676,547	$671,529

Costs and expenses	420,648	322,158	220,479
Interest, net	89,232	113,828	126,728

Total expenses	509,880	435,986	347,207

Income before income taxes	169,413	240,561	324,322
Provision for income taxes	38,135	49,121	73,532

Income from continuing operations	131,278	191,440	250,790
Gain on disposal of discontinued operations, net of income taxes	38,044	—	—

Net income	$169,322	$191,440	$250,790

Condensed balance sheet

December 31	2002	2001

Cash and cash equivalents	$221,207	$133,958
Finance receivables, net	1,446,460	1,601,189
Accounts receivable	1,000,455	1,088,813
Other current assets and prepayments	117,332	95,908

Total current assets	2,785,454	2,919,868
Long-term finance receivables, net	1,686,168	1,898,976
Investment in leveraged leases, net	1,559,915	1,337,282
Other assets	146,550	292,625

Total assets	$6,178,087	$6,448,751

Accounts payable and accrued liabilities	$718,061	$826,251
Income taxes payable	296,049	222,447
Notes payable and current portion of long-term obligations	1,118,995	976,702

Total current liabilities	2,133,105	2,025,400
Deferred taxes on income	303,237	398,479
Long-term debt	1,889,120	2,247,646
Other noncurrent liabilities	6,137	4,971

Total liabilities	4,331,599	4,676,496
Equity	1,846,488	1,772,255

Total liabilities and equity	$6,178,087	$6,448,751

Capital Services

Capital Services charges

In 2002, the company recorded a non-cash pre-tax charge of approximately $213 million, to write down its investments in commercial passenger aircraft leases primarily with US Airways Group, Inc. (US Airways) and United Air Lines (United) and to increase its provision for credit losses primarily related to aircraft leasing investments in the U.S. The charge was composed of the following:

•	A write-down of U.S. aircraft lease receivables and residuals of approximately $110 million

•	Additional credit loss reserves related to U.S. aircraft lease investments of approximately $82 million

•	Other costs related to the company’s aircraft leasing investments of approximately $1 million; and

•	Additional credit loss reserves related to non-aircraft Capital Services investments of approximately $20 million.

A further breakdown of the charge related to aircraft lease investments by individual airline is presented on page 66.

The decision of US Airways and United to file for bankruptcy exacerbated an already difficult environment in the airline industry. As a result of the rapid deterioration of the U.S. airline industry as well as our revised Capital Services strategy, the company recorded a charge of approximately $82 million to increase our provision for credit losses related to its aircraft leasing investments in the U.S.  As a result of these events, combined with both the deteriorating financial condition in various other industries and the change in its Capital Services strategy, the company recorded a charge of approximately $20 million to increase its provision for credit losses related to non-aircraft leasing investments, including investments in the telecommunications industry.

Investment in commercial passenger and cargo aircraft leasing transactions

At December 31, 2002, the company’s net investment in commercial passenger and cargo aircraft leasing transactions was $344.4 million, which is composed of transactions with U.S. and foreign airlines of $62.0 million and $282.4 million, respectively. This portfolio is diversified across 13 airlines and 30 aircraft and is financed through investments in leveraged lease transactions, direct financing lease transactions and through its equity investment in PBG Capital Partners LLC (PBG). Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) the company’s inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover its net investment; and/or (3) in the case of the leveraged lease portfolio, the absence of an equity defeasance or other third party credit arrangements. Approximately 35% of the company’s remaining net investment in commercial passenger and cargo aircraft leasing investments is further secured by approximately $120 million of equity defeasance accounts or third party credit arrangements.

At December 31, 2002, the company’s net investment in commercial passenger and cargo aircraft leasing transactions was composed of the following:

	Aircraft	Net investment before charges	Write-down of lease receivables and residuals		Additional credit loss reserves	Net investment

Airline
U.S.
United and subsidiary	5	$71,705	$(53,977	) (A)	$—	$17,728
US Airways	—	50,705	(50,705	) (B)	—	—
Delta	5	48,571	(5,000	) (C)	—	43,571
America West	1	23,138	—		—	23,138
American	6	22,977	—		—	22,977
Southwest	2	11,673	—		—	11,673
Northwest	1	3,854	—		—	3,854
Alaska	1	1,087	—		—	1,087
Federal Express	1	19,965	—		—	19,965
Credit loss reserves	—	—	—		(82,000)	(82,000)

	22	253,675	(109,682)		(82,000)	61,993

Foreign
KLM	2	107,519	—		—	107,519
Qantas	2	74,311	—		—	74,311
Japan	2	45,181	—		—	45,181
Air France	1	33,138	—		—	33,138
Lufthansa	1	22,295	—		—	22,295

	8	282,444	—		—	282,444

	30	$536,119	$(109,682)		$(82,000)	$344,437

(A)

The company’s investment in commercial passenger aircraft leasing transactions with United included four aircraft leased to United and one aircraft leased to a wholly-owned regional carrier subsidiary of United, for a total investment of approximately $72 million. In December 2002, United filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The company is currently in discussions with United as to whether it will continue leasing these aircraft to them post-bankruptcy at reduced lease rates. Based on the expected outcome of these negotiations and the continued deterioration of the U.S. airline industry, the company recorded a charge of approximately $54 million to write down lease receivables and residuals to reflect the estimated cumulative loss of future cash flows over the next nine years.

(B)

Prior to these charges and an exchange transaction as discussed below, the company’s investment in commercial passenger aircraft leasing transactions with US Airways included four aircraft for a total investment of approximately $60 million. In August 2002, US Airways filed for protection under Chapter 11 of the U.S. Bankruptcy Code. To eliminate the company’s exposure to US Airways, in December 2002, the company exchanged the four aircraft leased to US Airways, which were then valued at approximately $9 million and paid approximately $11 million in cash for a leased aircraft operated by Federal Express. The company recorded a charge of approximately $51 million to write down its remaining investment in US Airways.

(C)	The company recorded a charge of approximately $5 million to write down lease residuals on leases with Delta Airlines based on an analysis of the underlying leases and aircraft.

The write-down of lease receivables and residuals of $110 million and additional credit loss reserves of $82 million includes $31 million and $70 million, respectively, related to aircraft financed through the company’s equity investment in PBG.

Capital Services portfolio

The company’s investment in Capital Services lease related assets included in its Consolidated Balance Sheet was composed of the following:

December 31	2002	2001

(Dollars in millions)
Leveraged leases	$1,560	$1,337
Finance receivables	683	1,149
Other assets	61	166
Rental equipment	20	23

Total	$2,324	$2,675

The company’s investment in leveraged leases assets consists of the following:

December 31	2002	2001

(Dollars in millions)
Rental receivables	$8,695	$7,762
Residual value	690	708
Principal and interest on nonrecourse loans	(6,854)	(6,224)
Unearned income	(971)	(909)

Total leveraged leases	1,560	1,337
Less: Deferred taxes related to leveraged leases	(1,048)	(892)

Net investment in leveraged leases	$512	$445

•	The $1.6 billion is the amount that is on the company’s Consolidated Balance Sheet.

•	Rental receivables represent total lease payments from the company’s customers over the remaining term of the leveraged leases.

•

Residual value represents the value of the property anticipated at the end of the leveraged lease terms and is based on independent appraisals. The company regularly reviews the recorded residual value to ensure it is appropriate.

•

Principal and interest on nonrecourse loans represent amounts due to unrelated third parties from the company’s customers over the remaining term of the leveraged leases. The nonrecourse loans are secured by the lessees’ rental obligations and the leased property.  If a lessee defaults and if the amounts realized from the sale of these assets are insufficient, the company has no obligation to make any payments due on these nonrecourse loans to the unrelated third parties. Accordingly, the company is required by generally accepted accounting principles to subtract the principal and interest over the remaining term of the nonrecourse loans from its rental receivables and residual value. At December 31, 2002, the principal balances on the nonrecourse loans totaled $3.6 billion and the related interest payments over the remaining terms of the leases totaled $3.3 billion. Maturities of the principal balances on the nonrecourse loans are $141 million, $76 million, $112 million, $158 million, $151 million and $2,943 million for the years ended December 31, 2003, 2004, 2005, 2006, 2007 and thereafter, respectively.

•	Unearned income represents the company’s future financing income that will be earned over the remaining term of the leases.

The $1.6 billion investment in leveraged leases on the company’s Consolidated Balance Sheet is diversified across the following types of assets:

•	$340.1 million related to commercial real estate facilities, with original lease terms ranging from 17 to 25 years.
•	$307.1 million for postal equipment with international postal authorities, with original lease terms ranging from 16 to 24 years.
•	$303.1 million related to locomotives and railcars, with original lease terms ranging from 20 to 40 years.
•	$302.4 million related to nine commercial passenger and cargo aircraft, with original lease terms ranging from 23 to 25 years.
•	$132.5 million for telecommunications equipment, with original lease terms ranging from 14 to 16 years.
•	$131.3 million for rail and bus facilities with original lease terms ranging from 27 to 37 years.
•	$43.4 million for shipping and handling equipment with an original lease term of 24 years.

The company’s leveraged lease investment in telecommunications equipment represents leases to three highly rated international telecommunication entities. Approximately 86 percent of this portfolio is further secured by equity defeasance accounts or other third party credit arrangements. Additionally, the company’s leveraged lease investment in commercial real estate facilities includes approximately $84 million related to leases of corporate facilities to four U.S. telecommunication entities, of which $69 million is with lessees that are highly rated. In addition, as part of the Capital Services charges discussed on page 65, the company increased its provision for credit losses related to its investments in the telecommunications industry.

Overall, approximately 48 percent of the company’s $1.6 billion leveraged lease portfolio is further secured by equity defeasance accounts or other third party credit arrangements. In addition, approximately 17 percent of the remaining leveraged lease portfolio represents leases to highly rated government related organizations which have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Following is a summary of the components of income from leveraged leases excluding capital services charges:

Years ended December 31	2002	2001	2000

Pretax leveraged lease income	$62,053	$44,185	$39,806
Income tax effect	(18,989)	(4,841)	(3,019)

Income from leveraged leases	$43,064	$39,344	$36,787

Finance receivables are composed of the following:

(Dollars in millions)

December 31	2002	2001

Assets held for sale	$195	$376
Single investor leases:
Large ticket single investor leases	256	538
Imagistics lease portfolio	232	235

Total	$683	$1,149

The company expects to phase out its assets held for sale portfolio by the end of 2003. The company’s Consolidated Statement of Income includes financing revenue of $32.6 million and $33.8 million for the years ended December 31, 2002 and 2001, respectively, attributable to its assets held for sale portfolio.

Other assets represent the company’s 50% equity interest in PBG. The company formed PBG with GATX Corporation during 1997 for the purposes of financing and managing certain leasing related assets. The company accounts for its investment in PBG under the equity method. The company’s net investment in PBG was reduced by a write-down of aircraft lease receivables of approximately $31 million and additional credit loss reserves of approximately $70 million related to aircraft lease investments in the U.S. See Capital Services charges on page 65.

Finance Receivables

Finance receivables are generally due in monthly, quarterly or semiannual installments over periods ranging from three to 15 years.

The components of net finance receivables were as follows:

December 31	2002	2001

Gross finance receivables	$3,739,221	$4,035,470
Residual valuation	294,205	289,878
Initial direct cost deferred	49,145	52,106
Allowance for credit losses	(154,008)	(127,418)
Unearned income	(795,935)	(749,871)

Net finance receivables	$3,132,628	$3,500,165

Maturities of gross finance receivables for the finance operations are as follows:

Years ending December 31	Internal financing	Capital services	Total receivables

2003	$1,375,284	$364,811	$1,740,095
2004	764,067	115,921	879,988
2005	493,624	80,547	574,171
2006	246,610	50,687	297,297
2007	80,007	34,815	114,822
Thereafter	13,854	118,994	132,848

Total	$2,973,446	$765,775	$3,739,221

Finance operations’ net purchases of Pitney Bowes equipment amounted to $684.8 million, $701.4 million and $698.7 million in 2002, 2001 and 2000, respectively.

Credit Risk

The company regularly reviews its risk of default on both an individual lessee basis as well as its overall exposure by industry. The company also regularly reviews its equipment and property values. This may include industry and equipment studies, physical inspections and third party appraisals.

A summary of the allowance for credit losses were as follows:

Years ended December 31	2002	2001	2000

Beginning balance	$127,418	$97,351	$104,721
Additions charged to continuing operations	92,858	55,567	58,421
Additions charged to cost of meter transition	—	24,900	—
Deductions credited to discontinued operations	(11,761)	—	—
Amounts written-off, net of recoveries:
Internal Financing	(48,451)	(44,297)	(54,152)
Capital Services:
Large-ticket	10	(469)	(112)
Small-ticket	(6,066)	(5,634)	(11,527)

Total write-offs, net of recoveries	(54,507)	(50,400)	(65,791)

Ending balance	$154,008	$127,418	$97,351

The increase in the amount of additions charged to continuing operations in 2002 is primarily due to the charge recorded related to the company’s aircraft leasing investments in the U.S. See Capital Services charges. The decrease in the amount of additions charged to continuing operations in 2001 is due to the sale of the credit card operation in June 2000.

The carrying values of non-performing assets are disclosed in the table below. As of December 31, 2002, the lessees in the company’s U.S. commercial passenger aircraft leasing portfolio, other than United and US Airways, have made all lease payments as contractually agreed and continue to perform all obligations under their respective leases. These assets, which are detailed on page 66, are therefore not included in the summary of non-performing assets below. The company has, however, as a result of the continuing deterioration in the U.S. airline industry, decided to suspend the recognition of financing income on all aircraft leases in the U.S. (other than Federal Express) beginning January 1, 2003.

Years ended December 31	2002	2001	2000

Non-performing assets
Internal Financing	$29,233	$29,539	$38,422
Capital Services:
Large-ticket	61,543	41,094	214
Small-ticket	2,719	4,528	18,696

Total	$93,495	$75,161	$57,332

Off-Balance Sheet Items

Finance receivables sales

As part of the company’s Capital Services program, the company has, from time-to-time sold, through securitizations, net finance receivables with limited recourse.  In these transactions, the company has surrendered control over the transferred assets in accordance with paragraph 9 of FAS No. 140 and received a cash payment from the transferee. Specifically, the finance receivables were sold to a bankruptcy remote limited liability company. At the time of sale, the company obtained legal counsel’s opinion that the assets were isolated and that the sale qualified as a true sale at law. Under the terms of the sale, the transferee has the right to pledge or exchange the assets it received. There are no conditions that both constrain the transferee from taking advantage of its right to pledge or exchange and provide more than a trivial benefit to the transferor. The company does not maintain effective control over the transferred assets.

The company has accounted for these transactions as a sale recognizing assets obtained and liabilities incurred in consideration as proceeds of the sale. Any resulting gain or loss was recognized in income at the time of sale. The maximum risk of loss in these transactions arises from the possible non-performance of lessees to meet the terms of their contracts.  The company believes adequate provisions for losses have been established for receivables sold which may become uncollectible and for which it has recourse obligation, in accordance with paragraph 113 of FAS No. 140.

The company has sold net finance receivables and in selective cases entered into guarantee contracts with varying amounts of recourse in privately-placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $183.0 million and $181.2 million at December 31, 2002 and 2001, respectively. In accordance with generally accepted accounting principles, the company does not record these amounts as liabilities on its Consolidated Balance Sheet.

The company’s maximum risk of loss on these net financing receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment.  These contracts are secured by the underlying equipment value, and supported by the creditworthiness of its customers. At December 31, 2002, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts. As part of the company’s review of its risk exposure, the company believes it has made adequate provision for sold receivables and guarantee contracts which may not be collectible. See Note 18 and 22 to the consolidated financial statements. The company does not depend on these types of transactions to fund its leasing investments. The company selectively uses these transactions when the overall economic impact on the company is more favorable than debt.

Equity interest

During 1997, the company formed PBG Capital Partners LLC (PBG) with GATX Corporation (GATX) for the purpose of financing and managing certain leasing related assets existing at that time. The company contributed assets to PBG and maintains a 50% interest. The company accounts for its investment in PBG under the equity method. The company’s maximum exposure is its investment of $61 million on the company’s Consolidated Balance Sheet at December 31, 2002. PBG’s total assets and liabilities at December 31, 2002 were $379 million and $239 million, respectively. In accordance with generally accepted accounting principles, the company does not record these assets and liabilities on its Consolidated Balance Sheet.

State and local government financing

The company has originated tax-exempt secured loans to state and local governments and has sold certificates of interest in these loans. Generally, the company recognizes revenue for the fees it receives upon the sale of these certificates. These transactions however, may require the company to buy back certificates if interest rates rise significantly. The company’s maximum risk of loss arises because it may be required to buy back certificates and resell them to other third parties at below its cost. The company has structured these transactions so that even in a rising interest rate environment, its losses would be minimal. The company has further minimized any risk of non-performance on the state and local government loans by obtaining credit guarantees of these loans from a highly-rated nationally recognized insurance company. Certificates outstanding at December 31, 2002 and 2001 were $216.8 million and $263.7 million, respectively, which represent the company’s maximum exposure to state and local government financing. In accordance with generally accepted accounting principles, the company does not record these certificates as assets or liabilities on our Consolidated Balance Sheet.

The company’s potential requirement to buy back certificates is based on movements of the Bond Market Association (BMA) Municipal Index.  The company’s weighted average coupon rate on the underlying secured loans is approximately 4.96%.  The current market rate per the BMA Index is 1.08% on January 3, 2003.  The company pays a premium over the BMA Index in the range of 25 to 40 basis points. The company would be required to buy back certificates if rates rise by approximately 350 basis points. The company has periodically entered into a fixed rate contract with investors whereby it locks in a fixed rate for a fixed period, generally 13 months. This insulates the company’s interest rate risk for that set period of time. The company recognized net pre-tax gains/(losses) after expenses of  $2.5 million, $8.1 million and $(.7) million in 2002, 2001 and 2000, respectively.

21.   Business segment information

For a description of the company’s reportable segments and the types of products and services from which each reportable segment derives its revenue, see “Overview” on page 10. That information is incorporated herein by reference. The information set forth below should be read in conjunction with such information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, with the exception of the items outlined below.

Operating profit of each segment is determined by deducting from revenue the related costs and operating expenses directly attributable to the segment.  Segment operating profit excludes general corporate expenses, income taxes and net interest attributable to corporate debt. Interest from financial services businesses includes intercompany interest. Identifiable assets are those used in the company’s operations and exclude cash and cash equivalents, short-term investments and general corporate assets. Long-lived assets exclude finance receivables and investment in leveraged leases.

Revenue and operating profit by business segment and geographic area for the years ended 2000 to 2002 were as follows:

	Revenue

(Dollars in millions)	2002	2001	2000

Business segments:
Global Mailing	$3,012	$2,847	$2,831
Enterprise Solutions	1,218	1,083	862

Total Messaging Solutions	4,230	3,930	3,693
Capital Services	180	192	188

Total	$4,410	$4,122	$3,881

Geographic areas:
United States	$3,477	$3,374	$3,234
Outside the United States	933	748	647

Total	$4,410	$4,122	$3,881

	Operating Profit

(Dollars in millions)	2002	2001	2000

Business segments:
Global Mailing	$894	$860	$844
Enterprise Solutions	83	77	73

Total Messaging Solutions	977	937	917
Capital Services	76	73	65

Total	$1,053	$1,010	$982
Geographic areas:
United States	$913	$891	$862
Outside the United States	140	119	120

Total	$1,053	$1,010	$982

Additional segment information is as follows:

	Years ended December 31

(Dollars in millions)	2002	2001	2000

Depreciation and amortization:
Global Mailing	$188	$178	$187
Enterprise Solutions	49	37	30

Total Messaging Solutions	237	215	217
Capital Services	14	13	17

Total	$251	$228	$234

Net interest expense:
Global Mailing	$47	$56	$66
Enterprise Solutions	1	1	1

Total Messaging Solutions	48	57	67
Capital Services	43	57	59

Total	$91	$114	$126

Net additions to fixed assets:
Global Mailing	$153	$141	$169
Enterprise Solutions	63	22	15

Total Messaging Solutions	216	163	184
Capital Services	(1)	(4)	(20)

Total	$215	$159	$164

	December 31

(Dollars in millions)	2002	2001

Identifiable assets:
Global Mailing	$4,659	$4,098
Enterprise Solutions	924	858

Total Messaging Solutions	5,583	4,956
Capital Services	2,397	2,743

Total	$7,980	$7,699

Identifiable long-lived assets by geographic areas:
United States	$1,792	$1,416
Outside the United States	660	613

Total	$2,452	$2,029

Reconciliation of segment amounts to consolidated totals:

	Years ended December 31

(Dollars in millions)	2002	2001	2000

Operating profit:
Total operating profit for reportable segments	$1,053	$1,010	$982
Unallocated amounts:
Net interest (corporate interest expense, net of intercompany transactions)	(88)	(70)	(66)
Corporate expense	(133)	(128)	(94)
Capital services charges	(213)	—	—
Cost of meter transition	—	(268)	—
Restructuring charges	—	(116)	(19)
Other income	—	338	—

Income from continuing operations before income taxes	$619	$766	$803

Net interest expense:
Total interest expense for reportable segments	$91	$114	$126
Net interest (corporate interest expense, net of intercompany transactions	88	70	66

Consolidated net interest expense	$179	$184	$192

Depreciation and amortization:
Total depreciation and amortization for reportable segments	$251	$228	$234
Corporate depreciation	13	16	13
Discontinued operations	—	73	74

Consolidated depreciation and amortization	$264	$317	$321

Net additions to fixed assets:
Total additions for reportable segments	$215	$159	$164
Unallocated amounts	10	26	24
Discontinued operations	—	71	81

Consolidated additions to fixed assets	$225	$256	$269

	December 31

(Dollars in millions)	2002	2001

Total assets:
Total identifiable assets by reportable segments	$7,980	$7,699
Cash and cash equivalents and short-term investments	319	233
General corporate assets	433	386

Consolidated assets	$8,732	$8,318

22.   Fair value of financial instruments

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

Transfer of receivables with recourse
The fair value of the recourse liability represents the estimate of expected future losses and has accordingly been recorded in the company’s Consolidated Balance Sheet. The company periodically evaluates the adequacy of reserves and estimates of expected losses; if the resulting evaluation of expected losses differs from the actual reserve, adjustments are made to the reserve.

The estimated fair value of the company’s financial instruments at December 31, 2002 is as follows:

	Carrying value (a)	Fair value

Investment securities	$24,261	$24,222
Loans receivable	$349,658	$350,277
Long-term debt	$(3,141,421)	$(3,233,414)
Interest rate swaps	$(12,119)	$(12,119)
Foreign currency exchange contracts	$1,287	$1,287
Transfer of receivables with recourse	$(513)	$(513)

(a)	Carrying value includes accrued interest and deferred fee income, where applicable.

The estimated fair value of the company’s financial instruments at December 31, 2001 is as follows:

	Carrying value (a)	Fair value

Investment securities	$22,340	$22,056
Loans receivable	$343,833	$345,893
Long-term debt	$(2,668,189)	$(2,752,361)
Interest rate swaps	$18,347	$18,347
Foreign currency exchange contracts	$1,038	$1,038
Transfer of receivables with recourse	$(829)	$(829)

(a)	Carrying value includes accrued interest and deferred fee income, where applicable.

23. Quarterly financial data (unaudited)

Summarized quarterly financial data (dollars in millions, except for per share data) for 2002 and 2001 follows:

	Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31

2002
Total revenue	$1,050	$1,081	$1,114	$1,165
Cost of sales and rentals and financing	$425	$430	$448	$471
Income from continuing operations	$130	$143	$147	$18
Discontinued operations	—	—	—	38

Net income	$130	$143	$147	$56

Basic earnings per share:
Continuing operations	$.54	$.60	$.62	$.08
Discontinued operations	—	—	—	.16

Net income	$.54	$.60	$.62	$.24

Diluted earnings per share:
Continuing operations	$.53	$.59	$.61	$.08
Discontinued operations	—	—	—	.16

Net income	$.53	$.59	$.61	$.24

	Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31

2001
Total revenue	$966	$1,021	$1,044	$1,091
Cost of sales and rentals and financing	$369	$394	$418	$441
Income from continuing operations	$104	$188	$122	$100
Discontinued operations	—	(11)	(5)	(10)

Net income	$104	$177	$117	$90

Basic earnings per share:
Continuing operations	$.42	$.76	$.50	$.41
Discontinued operations	—	(.04)	(.02)	(.04)

Net income	$.42	$.72	$.48	$.37

Diluted earnings per share:
Continuing operations	$.42	$.76	$.49	$.41
Discontinued operations	—	(.04)	(.02)	(.04)

Net income	$.42	$.71	$.47	$.37

The sum of the quarters and earnings per share amounts may not equal the annual and total amounts due to rounding.

Report of Independent Accountants

To the Stockholders and Board of Directors of Pitney Bowes Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 78 present fairly, in all material respects, the financial position of Pitney Bowes Inc. and its subsidiaries (the company) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 78 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the notes to the consolidated financial statements, in 2002 the company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut January 28, 2003

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding the company’s executive officers the information called for by this Item is incorporated herein by reference to the sections entitled “Election of Directors,” “How much stock is owned by directors, nominees and executive officers?” and “Security Ownership” of the Pitney Bowes Inc. Notice of the 2003 Annual Meeting and Proxy Statement.

ITEM 11 – EXECUTIVE COMPENSATION

The sections entitled “Directors’ Compensation,” “Executive Officer Compensation,” “Severance and Change of Control Arrangements” and “Pension Benefits” of the Pitney Bowes Inc. Notice of the 2003 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2002 regarding the number of shares of the company’s common stock that may be issued under the company’s equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Equity compensation plans approved by security holders	19,755,654	$39.24	28,295,633
Equity compensation plans not approved by security holders	—	—	—

Total	19,755,654	$39.24	28,295,633

The sections entitled “How much stock is owned by directors, nominees and executive officers?” and “Security Ownership” of the Pitney Bowes Inc. Notice of the 2003 Annual Meeting and Proxy Statement is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As part of the spin-off of IGI, Pitney Bowes has entered into several agreements with IGI that govern the ongoing relations between the two companies. The purpose of the agreements is to provide an orderly transition for both companies. Additional or modified agreements, arrangements or transactions, which would be negotiated at arm’s length, may be entered into between Pitney Bowes and IGI.

Agreements included matters such as cross-indemnification, employee benefits, non-competition provisions, restrictions on solicitation or employment of employees, access of information, provision of witnesses, confidentiality, transaction expenses, employee termination, transition services, tax separation, intellectual property, vendor financing, real estate and a credit agreement.

ITEM 14 – CONTROLS AND PROCEDURES

(a) Explanation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days of the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial statements - see Item 8 on page 37 and “Index to Financial Schedules” on page 87.

	2.	Financial statement schedules - see “Index to Financial Schedules” on page 87.

	3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

	4.	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act on pages 85-86.

	5.	Certification of Chief Executive Officer.

	6.	Certification of Chief Financial Officer.

Reg. S-K Exhibits	Description	Status or incorporation by reference

(3)(a)	Restated Certificate of Incorporation, as amended	Incorporated by reference to Exhibit (3a) to Form 10-K as filed with the Commission on March 30, 1993. (Commission file number 1-3579)

(a.1)	Certificate of Amendment to the Restated Certificate of Incorporation (as amended May 29, 1996)	Incorporated by reference to Exhibit (a.1) to Form 10-K as filed with the Commission on March 27, 1998. (Commission file number 1-3579)

(b)	By-laws, as amended	Incorporated by reference to Exhibit (3b) to Form 10-K as filed with the Commission on April 1, 1996. (Commission file number 1-3579)

(c)	By-laws, as amended	Incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on November 16, 1998. (Commission file number 1-3579)

(4)(a)	Form of Indenture dated as of November 15, 1987 between the company and Chemical Bank, as Trustee	Incorporated by reference to Exhibit (4a) to Form 10-K as filed with the Commission on March 24, 1988. (Commission file number 1-3579)

(b)	Form of Debt Securities	Incorporated by reference to Exhibit (4b) to Form 10-K as filed with the Commission on March 24, 1988. (Commission file number 1-3579)

(c)	Form of First Supplemental Indenture dated as of June 1, 1989 between the company and Chemical Bank, as Trustee	Incorporated by reference to Exhibit (1) to Form 8-K as filed with the Commission on June 16, 1989. (Commission file number 1-3579)

(d)	Form of Indenture dated as of April 15, 1990 between the company and Chemical Bank, as successor to Manufacturers Hanover Trust Company, as Trustee	Incorporated by reference to Exhibit (4.1) to Registration Statement on Form S-3 (No. 33-33948) as filed with the Commission on March 28, 1990.

(e)	Forms of Debt Securities	Incorporated by reference to Exhibit (4) to Form 10-Q as filed with the Commission on May 14, 1990. (Commission file number 1-3579)

(f)	Form of Indenture dated as of May 1, 1985 between Pitney Bowes Credit Corporation and Bankers Trust Company, as Trustee	Incorporated by reference to Exhibit (4a) to Registration Statement on Form S-3 (No. 2-97411) as filed with the Commission on May 1, 1985.

(g)	Letter Agreement between Pitney Bowes Inc. and Bankers Trust Company, as Trustee	Incorporated by reference to Exhibit (4b) to Registration Statement on Form S-3 (No. 2-97411) as filed with the Commission on May 1, 1985.

(h)	Form of First Supplemental Indenture dated as of December 1, 1986 between Pitney Bowes Credit Corporation and Bankers Trust Company, as Trustee	Incorporated by reference to Exhibit (4b) to Registration Statement on Form S-3 (No. 33-10766) as filed with the Commission on December 12, 1986.

Reg. S-K Exhibits	Description	Status or incorporation by reference

(i)	Form of Second Supplemental Indenture dated as of February 15, 1989 between Pitney Bowes Credit Corporation and Bankers Trust Company, as Trustee	Incorporated by reference to Exhibit (4c) to Registration Statement on Form S-3 (No. 33-27244) as filed with the Commission on February 24, 1989.

(j)	Form of Third Supplemental Indenture dated as of May 1, 1989 between Pitney Bowes Credit Corporation and Bankers Trust Company, as Trustee	Incorporated by reference to Exhibit (1) to Form 8-K as filed with the Commission on May 16, 1989. (Commission file number 1-3579)

(k)	Indenture dated as of November 1, 1995 between the company and Chemical Bank, as Trustee	Incorporated by reference to Exhibit (4a) to Amendment No. 1 to Registration Statement on Form S-3 (No. 33-62485) as filed with the Commission on November 2, 1995.

(l)	Preference Share Purchase Rights Agreement dated December 11, 1995 between the company and Chemical Mellon Shareholder Services, LLC., as Rights Agent, as amended	Incorporated by reference to Exhibit (4) to Form 8-K as filed with the Commission on March 13, 1996. (Commission file number 1-3579)

The company has outstanding certain other long-term indebtedness.  Such long-term indebtedness does not exceed 10% of the total assets of the company; therefore, copies of instruments defining the rights of holders of such indebtedness are not included as exhibits.  The company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

Executive Compensation Plans:

(10)(a)	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit (10a) to Form 10-K as filed with the Commission on March 30, 1993. (Commission file number 1-3579)

(b)	Pitney Bowes Inc. Directors’ Stock Plan (as amended and restated 1997)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 31, 1997. (Commission file number 1-3579)

(b.1)	Pitney Bowes Inc. Directors’ Stock Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(c)	Pitney Bowes 1991 Stock Plan	Incorporated by reference to Exhibit (10b) to Form 10-K as filed with the Commission on March 25, 1992. (Commission file number 1-3579)

(c.1)	First Amendment to Pitney Bowes 1991 Stock Plan	Incorporated by reference to Exhibit (ii) to Form 10-K as filed with the Commission on March 31, 1997. (Commission file number 1-3579)

(c.2)	Second Amendment to Pitney Bowes 1991 Stock Plan	Incorporated by reference to Exhibit (i) to Form 10-Q as filed with the Commission on November 13, 1997. (Commission file number 1-3579)

(c.3)	Pitney Bowes 1991 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on May 14, 1998. (Commission file number 1-3579)

(c.4)	Pitney Bowes 1998 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (ii) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(d)	Pitney Bowes Inc. Key Employees’ Incentive Plan (as amended and restated)	Incorporated by reference to Exhibit (10c) to Form 10-K as filed with the Commission on March 25, 1992. (Commission file number 1-3579)

(d.1)	First Amendment to Pitney Bowes Inc. Key Employees’ Incentive Plan (as amended and restated June 10, 1991)	Incorporated by reference to Exhibit (iii) to Form 10-K as filed with the Commission on March 31, 1997. (Commission file number 1-3579)

(d.2)	Second Amendment to Pitney Bowes Inc. Key Employees’ Incentive Plan (as amended and restated)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 26, 2001. (Commission file number 1-3579)

(e)	1979 Pitney Bowes Stock Option Plan (as amended and restated)	Incorporated by reference to Exhibit (10d) to Form 10-K as filed with the Commission on March 25, 1992. (Commission file number 1-3579)

(f)	Pitney Bowes Severance Plan, as amended, dated December 12, 1988	Incorporated by reference to Exhibit (10) to Form 10-K as filed with the Commission on March 23, 1989. (Commission file number 1-3579)

Executive Compensation Plans:

(g)	Pitney Bowes Executive Severance Policy, adopted December 11, 1995	Incorporated by reference to Exhibit (10h) to Form 10-K as filed with the Commission on April 1, 1996. (Commission file number 1-3579)

(h)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors	Incorporated by reference to Exhibit (i) to Form 10-Q as filed with the Commission on May 15, 1997. (Commission file number 1-3579)

(h.1)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors (as amended and restated 1999)	Incorporated by reference to Exhibit (iii) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(i)	Pitney Bowes Inc. Deferred Incentive Savings Plan	Incorporated by reference to Exhibit (v) to Form 10-K as filed with the Commission on March 31, 1997. (Commission file number 1-3579)

(j)	Pitney Bowes U.K. Stock Option Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (iv) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(k)	Pitney Bowes Letter of Agreement with Marc C. Breslawsky dated October 27, 2000	Incorporated by reference to Exhibit (vi) to Form 10-K as filed with the Commission on March 26, 2001. (Commission file number 1-3579)

(l)	Pitney Bowes Separation Agreement with Marc C. Breslawsky dated October 27, 2000	Incorporated by reference to Exhibit (vii) to Form 10-K as filed with the Commission on March 26, 2001. (Commission file number 1-3579)

(m)	Pitney Bowes Separation Agreement with Marc C. Breslawsky dated October 27, 2000	Incorporated by reference to Exhibit (viii) to Form 10-K as filed with the Commission on March 26, 2001. (Commission file number 1-3579)

(12)	Computation of ratio of earnings to fixed charges	Exhibit (i)

(21)	Subsidiaries of the registrant	Exhibit (ii)

(23)	Consent of experts and counsel	Exhibit (iii)

(b)	Reports on Form 8-K

On December 24, 2002, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated December 23, 2002, regarding its recording of a charge for its investment in commercial passenger aircraft leasing transactions.

On October 21, 2002, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated October 18, 2002, regarding its financial results for the period ended September 30, 2002.

(99.1)	Certification of Chief Executive Officer	See page 92

(99.2)	Certification of Chief Financial Officer	See page 93

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PITNEY BOWES INC.

By:	/s/ MICHAEL J. CRITELLI

(Michael J. Critelli)
Chairman and Chief
Executive Officer

Date: March 18, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. CRITELLI	Chairman and Chief Executive Officer – Director	March 18, 2003

Michael J. Critelli
/s/ BRUCE P. NOLOP	Executive Vice President and Chief Financial Officer (principal financial officer)	March 18, 2003

Bruce P. Nolop

/s/ ARLEN F. HENOCK	Vice President – Finance (principal accounting officer)	March 18, 2003

Arlen F. Henock

/s/ LINDA G. ALVARADO	Director	March 18, 2003

Linda G. Alvarado

/s/ COLIN G. CAMPBELL	Director	March 18, 2003

Colin G. Campbell

/s/ JESSICA P. EINHORN	Director	March 18, 2003

Jessica P. Einhorn

/s/ ERNIE GREEN	Director	March 18, 2003

Ernie Green

/s/ HERBERT L. HENKEL	Director	March 18, 2003

Herbert L. Henkel

/s/ JAMES H. KEYES	Director	March 18, 2003

James H. Keyes

/s/ JOHN S. MCFARLANE	Director	March 18, 2003

John S. McFarlane

/s/ EDUARDO R. MENASCÉ	Director	March 18, 2003

Eduardo R. Menascé

/s/ MICHAEL I. ROTH	Director	March 18, 2003

Michael I. Roth

/s/ DAVID L. SHEDLARZ	Director	March 18, 2003

David L. Shedlarz

/s/ ROBERT E. WEISSMAN		March 18, 2003
Director
Robert E. Weissman

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Critelli, certify that:

1.	I have reviewed this annual report on Form 10-K of Pitney Bowes Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ MICHAEL J. CRITELLI

Michael J. Critelli
Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bruce P. Nolop, certify that:

1.	I have reviewed this annual report on Form 10-K of Pitney Bowes Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ BRUCE P. NOLOP

Bruce P. Nolop
Chief Financial Officer

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

Page

Pitney Bowes Inc.:

Financial statement schedule for the years 2000 - 2002:

Report of independent accountants on financial statement schedule	76

Valuation and qualifying accounts and reserves (Schedule II)	87

PITNEY BOWES INC.

SCHEDULE II - VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2000 TO 2002

(Dollars in thousands)

Description	Balance at beginning of year	Additions charged to costs and expenses		Deductions		Balance at end of year

Allowance for doubtful accounts
2002	$32,448	$16,391		$13,700	(2)	$35,139
2001	$26,468	$16,294		$10,314	(2)	$32,448
2000	$28,716	$9,337		$11,585	(2)	$26,468
Allowance for credit losses on finance receivables (5)
2002	$127,418	$92,858	(4)	$66,268	(2)	$154,008
2001	$97,351	$80,467	(3)	$50,400	(2)	$127,418
2000	$104,721	$58,421		$65,791	(2)	$97,351
Valuation allowance for deferred tax asset (1)
2002	$23,823	$2,641		$932		$25,532
2001	$24,949	$2,895		$4,021		$23,823
2000	$35,443	$372		$10,866		$24,949

(1)	Included in balance sheet as a liability.
(2)	Principally uncollectible accounts written off.
(3)	Includes additions related to the meter transition plan.
(4)	Includes $32 million of additions related to Capital Services charges.
(5)	Excludes $70 million of additional credit loss reserves related to PBG. See Note 20 to the consolidated financial statements.

EXHIBIT (i)

PITNEY BOWES INC.
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES (1)

(Dollars in thousands)

	Years Ended December 31

	2002	2001 (2)	2000 (2)	1999 (2)	1998 (2)

Income from continuing operations before income taxes	$619,445	$766,384	$802,848	$823,942	$658,662
Add:
Interest expense	185,352	193,076	200,957	175,699	156,284
Portion of rents representative of the interest factor	43,032	36,032	34,512	33,042	36,403
Amortization of capitalized interest	1,348	973	973	973	973
Minority interest in the income of subsidiary with fixed charges	5,415	9,995	14,237	12,033	12,425

Income as adjusted	$854,592	$1,006,460	$1,053,527	$1,045,689	$864,747

Fixed charges:	$185,352	$193,076	$200,957	$175,699	$156,284
Interest expense
Capitalized interest	—	—	2,383	1,316	—
Portions of rents representative of the interest factor	43,032	36,032	34,512	33,042	36,403
Minority interest, excluding taxes, in the income of subsidiary with fixed charges	7,663	14,893	20,298	17,610	18,468

Total fixed charges	$236,047	$244,001	$258,150	$227,667	$211,155

Ratio of earnings to fixed charges	3.62	4.12	4.08	4.59	4.10

Ratio of earnings to fixed charges excluding minority interest	3.72	4.35	4.37	4.92	4.42

(1)

The computation of the ratio of earnings to fixed charges has been computed by dividing income from continuing operations before income taxes as adjusted by fixed charges.  Included in fixed charges is one-third of rental expense as the representative portion of interest.

(2)

Amounts reclassified to reflect Office Systems, CPLC and AMIC as discontinued operations. Interest expense and the portion of rents representative of the interest factor of these discontinued operations have been excluded from fixed charges in the computation.

Including these amounts in fixed charges, the ratio of earnings to fixed charges would be 3.98, 3.95, 4.37 and 3.56 for the years ended December 31, 2001, 2000, 1999 and 1998, respectively. The ratio of earnings to fixed charges excluding minority interest would be 4.19, 4.21, 4.66 and 3.78 for the years ended December 31, 2001, 2000, 1999 and 1998,  respectively.

EXHIBIT (ii)

PITNEY BOWES INC.
SUBSIDIARIES OF THE REGISTRANT

The Registrant, Pitney Bowes Inc., a Delaware Corporation, has no parent.

The following are subsidiaries of the Registrant
(as of December 31, 2002)

Company name	Country or state of incorporation

Addressing Systems International Holdings Ltd.	England
Adrema Leasing Corporation	Delaware
Adrema Maschinen - und - Auto Leasing GmbH	Germany
Adrema Maschinenbau Inc.	Delaware
Alysis Technologies International, Inc.	Delaware
Andeen Enterprises, Inc.	Panama
Archiver Limited f/k/a Micromedia Limited	England
Artec International Corporation	California
AS Frankering	Norway
AT WORK CORP.	New York
Bell & Howell France Holding SAS	France
B. Williams Funding Corp.	Delaware
B. Williams Holding Corp.	Delaware
Canadian Office Services (Toronto) Limited	Canada
Cascade Microfilm Systems, Inc.	California
CPLC Inc.	Delaware
Document Process S.A.	France
ECL Finance Company, NV	Netherlands
Elmcroft Road Realty Corporation	Connecticut
FSL Holdings Inc.	Connecticut
FSL Risk Managers Inc.	New York
Harlow Aircraft Inc.	Delaware
Informatech Inc.	California
Insert AB	Sweden
International Asset Residual Management Ltd.	Bermuda
International Imaging Limited	England
La Agricultora Ecuatoriana S.A.	Ecuador
Lease Continental GmbH	Germany
Mailcode Holdings, Inc.	Indiana
Mailcode, Inc.	Delaware
Mailcode Foreign Sales Corporation	Barbados
Norlin Australia Investments Pty. Ltd.	Australia
Norlin Industries Ltd.	Canada
Norlin Music (U.K.) Ltd.	England
Oy Adrema Helsinki	Finland
PB Air Inc.	Nevada
PB Aircraft Finance Inc.	Delaware
PB Australia Funding Pty. Ltd.	Australia
PB Canada Funding Ltd.	Canada
PB CFSC I Inc.	Virgin Islands
PB Equipment Management Inc.	Delaware
PB Forms, Inc.	Nebraska
PB Funding Corporation	Delaware
PB Global Holdings Inc.	Connecticut
PB Global Holdings II Inc.	Connecticut
PB Global Holdings III Inc.	Connecticut
PB Global Holdings IV Inc.	Connecticut
PB Lease Holdings Inc.	Nevada
PB Leasing Corporation	Delaware
PB Leasing June Ltd.	England
PB Leasing March Ltd.	England
PB Leasing September Ltd.	England
PB Leasing Services Inc.	Nevada
PB Miles Inc.	Delaware
PB Municipal Funding Inc.	Nevada
PB Nikko FSC Ltd.	Bermuda
PB Nihon FSC Ltd.	Bermuda
PB Partnership Financing Inc.	Delaware
PB Production International Corp.	Delaware
PB Professional Services Inc.	Delaware
PB Public Finance Inc.	Delaware
PB World Trade Corp.	Delaware
PBA Foreign Sales Corporation	Barbados
PBG Holdings Inc.	Delaware
PB/PREFCO Real Estate Holdings Inc.	Delaware
Pitney Bowes Australia Pty.	Australia
Pitney Bowes Australia FAS Pty. Limited	Australia
Pitney Bowes Austria Ges.m.b.H	Austria
Pitney Bowes Belgium S.A.	Belgium
Pitney Bowes of Canada Ltd.	Canada
Pitney Bowes Canada Holdings Limited	Canada
Pitney Bowes China Inc.	Delaware
Pitney Bowes Credit Australia Limited	Australia
Pitney Bowes Credit Corporation	Delaware
Pitney Bowes Danmark A/S (formerly Haro Systemer AS)	Denmark
Pitney Bowes Data Systems, Ltd.	Delaware
Pitney Bowes de Mexico, S.A. de C.V.	Mexico
Pitney Bowes Deutschland GmbH	Germany
Pitney Bowes docSense, Inc.	Delaware
Pitney Bowes Document Messaging Technologies SA (formerly Bell & Howell France SA)	France
Pitney Bowes Document Messaging Technologies Limited (formerly Bell & Howell Limited)	England
Pitney Bowes Espana, S.A.	Spain
Pitney Bowes Finance S.A.	France
Pitney Bowes Finans Norge AS	Norway
Pitney Bowes Finance PLC (formerly PB Leasing Ltd.)	England
Pitney Bowes Finance Ireland Limited	Ireland
Pitney Bowes France S.A.	France
Pitney Bowes Global Limited	England
Pitney Bowes Holding SNC	France
Pitney Bowes Holdings B.V.	Netherlands
Pitney Bowes Holdings Denmark ApS	Denmark
Pitney Bowes Holdings Ltd.	England
Pitney Bowes Hong Kong Inc.	Delaware
Pitney Bowes Hong Kong Ltd.	Hong Kong
Pitney Bowes India Inc.	Delaware
Pitney Bowes Insurance Agency, Inc.	Connecticut
Pitney Bowes International Holdings, Inc.	Delaware
Pitney Bowes Italia S.r.l.	Italy
Pitney Bowes Japan KK	Japan
Pitney Bowes Korea Ltd.	Korea
Pitney Bowes (Ireland) Limited	Ireland

EXHIBIT (ii)

PITNEY BOWES INC.
SUBSIDIARIES OF THE REGISTRANT

The Registrant, Pitney Bowes Inc., a Delaware Corporation, has no parent

The following are subsidiaries of the Registrant
(as of December 31, 2002)

Company name	Country or state of incorporation

Pitney Bowes (Macau) Limited	Macau
Pitney Bowes Mail and Messaging Systems (Shanghai) Co Ltd.	Shanghai
Pitney Bowes Management Services Belgium, S.A.	Belgium
Pitney Bowes Management Services Canada Inc.	Canada
Pitney Bowes Management Services Denmark, A.S.	Denmark
Pitney Bowes Management Services France S.A.S.	France
Pitney Bowes Management Services Deutschland GmbH	Germany
Pitney Bowes Management Services Italia S.r.l.	Italy
Pitney Bowes Management Services Limited	England
Pitney Bowes Management Services Netherlands, B.V.	Netherlands
Pitney Bowes Management Services Norway A.S.	Norway
Pitney Bowes Management Services Sweden AB	Sweden
Pitney Bowes Management Services (Ireland) Limited	Ireland
Pitney Bowes Management Services, Inc.	Delaware
Pitney Bowes Netherlands B.V.	Netherlands
Pitney Bowes New Zealand Limited	New Zealand
Pitney Bowes Oy	Finland
Pitney Bowes Limited	England
Pitney Bowes Properties Inc.	Connecticut
Pitney Bowes Real Estate Financing Corporation	Delaware
Pitney Bowes SA (Pty) Ltd.	South Africa
Pitney Bowes Servicios, S.A. de C.V.	Mexico
Pitney Bowes Shelton Realty Inc.	Connecticut
Pitney Bowes (Singapore) Pte Ltd.	Singapore
Pitney Bowes Svenska Aktiebolag	Sweden
Pitney Bowes (Switzerland) AG	Switzerland
Pitney Bowes (Thailand) Limited	Thailand
Pitney Structured Funding I Inc.	Delaware
Pitney B2B Capital.com Inc.	Delaware
PitneyWorks.com Inc.	Delaware
PREFCO Dover Inc.	Delaware
PREFCO Onze Inc.	Delaware
PREFCO I LP Inc.	Delaware
PREFCO II SPE Inc.	Delaware
PREFCO II Inc.	Delaware
PREFCO III LP Inc.	Delaware
PREFCO IV LP Inc.	Delaware
PREFCO V LP Inc.	Delaware
PREFCO VI Inc.	Delaware
PREFCO VI LP Inc.	Delaware
PREFCO VII Inc.	Delaware
PREFCO VII LP Inc.	Delaware
PREFCO VIII LP Inc.	Delaware
PREFCO IX LP Inc.	Delaware
PREFCO XI LP Inc.	Delaware
PREFCO XII LP Inc.	Delaware
PREFCO XIII Inc.	Delaware
PREFCO XIII LP Inc.	Delaware
PREFCO XIV LP Inc.	Delaware
PREFCO XV LP Inc.	Delaware
PREFCO XVI Inc.	Delaware
PREFCO XVI LP Inc.	Delaware
PREFCO XVII Inc.	Delaware
PREFCO XVII LP Inc.	Delaware
PREFCO XVIII LP Inc.	Delaware
PREFCO XIX LP Inc.	Delaware
PREFCO XXI Inc.	Delaware
PREFCO XXI LP Inc.	Delaware
PREFCO XXII Inc.	Delaware
PREFCO XXII LP Inc.	Delaware
PREFCO XXIV Inc.	Delaware
PREFCO XXV Inc.	Delaware
PREFCO – Dayton Community Urban Redevelopment Corporation	Ohio
PREFCO Twelve Holdings Inc.	Delaware
P. Kember Limited	England
PSI Group, Inc.	Delaware
P. Technical Services Limited	England
Remington Customer Finance Pty. Limited	Australia
ROM Holding Pty. Limited	Australia
ROM Securities Pty. Limited	Australia
Sales & Service Training Center Inc.	Georgia
Secap Technologies SAS	France
Secap Industrié SARL	France
Secap Posthantering AB	Sweden
Secap Technologies Ltd.	England
SFFEP SA	France
Sopalil SA	France
Techno Mail Service K.K.	Japan
Technopli SARL	France
The Pitney Bowes Bank, Inc.	Utah
Time-Sensitive Delivery Guide Inc.	Delaware
Tower FSC, Ltd.	Bermuda
Universal Postal Frankers Ltd.	England
Waterview Resolution Corporation	Massachusetts
Wheeler Insurance, Ltd.	Vermont
1136 Corporation	Delaware
75 V Corp.	Delaware

EXHIBIT (iii)

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on:

Form	Reference

Form S-8	No. 33-5291
Form S-8	No. 33-4549
Form S-8	No. 33-22238
Form S-8	No. 33-5765
Form S-8	No. 33-41182
Form S-8	No. 333-66735
Form S-3	No. 33-5289
Form S-3	No. 33-5290
Form S-3	No. 33-18280
Form S-3	No. 33-25730
Form S-3	No. 33-21723
Form S-3	No. 33-27244
Form S-3	No. 33-33948
Form S-3	No. 333-51281
Form S-3	No. 333-72304

of Pitney Bowes Inc. of our report dated January 28, 2003 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP Stamford, Connecticut March 18, 2003