Form 10-Q
period 2003-03-31
PITNEY BOWES INC /DE/
filed 2003-05-12
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 1 0 - Q




 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2003

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act.)  Yes   X   No
                                             ---      ---


Number of shares of common stock, $1 par value, outstanding as of April 30, 2003 is 234,223,029.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 2


                                Pitney Bowes Inc.
                                     Index
                                ----------------
                                                                     Page Number
                                                                     -----------
Part I - Financial Information:

    Item 1: Financial Statements

      Consolidated Statements of Income (Unaudited) - Three Months
           Ended March 31, 2003 and 2002..........................            3

      Consolidated Balance Sheets - March 31, 2003 (Unaudited)
           and December 31, 2002..................................            4

      Consolidated Statements of Cash Flows (Unaudited)
           Three Months Ended March 31, 2003 and 2002.............            5

      Notes to Consolidated Financial Statements..................       6 - 13

    Item 2: Management's Discussion and Analysis of
                Financial Condition and Results of Operations.....      14 - 24

    Item 3: Quantitative and Qualitative Disclosures about
                Market Risk.......................................           24

    Item 4: Controls and Procedures...............................           24

Part II - Other Information:

    Item 1: Legal Proceedings.....................................           24

    Item 6: Exhibits and Reports on Form 8-K......................           25

Signatures .......................................................           26

Certification pursuant to Section 302 of the Sarbanes-Oxley Act...      27 - 28

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 3


                                                Part I - Financial Information

Item 1. Financial Statements.

                                                       Pitney Bowes Inc.
                                               Consolidated Statements of Income
                                                          (Unaudited)
                                               ---------------------------------

(Dollars in thousands, except per share data)
                                                    Three Months Ended March 31,
                                               ---------------------------------
                                                           2003             2002
                                               ----------------   --------------
Revenue from:
  Sales......................................  $        290,850   $      306,802
  Rentals....................................           214,301          203,783
  Core financing.............................           134,361          130,701
  Non-core financing.........................            29,756           35,668
  Business services..........................           272,620          234,397
  Support services...........................           148,921          138,157
                                               ----------------   --------------

    Total revenue............................         1,090,809        1,049,508
                                               ----------------   --------------

Costs and expenses:
  Cost of sales..............................           139,927          146,419
  Cost of rentals............................            41,608           43,105
  Cost of core financing.....................            35,193           36,486
  Cost of non-core financing.................            11,267           11,076
  Cost of business services..................           222,793          187,851
  Cost of support services...................            78,299           71,603
  Selling, general and administrative........           295,150          285,065
  Research and development...................            35,751           34,069
  Restructuring charge (Note 9)..............            21,265                -
  Interest, net..............................            43,281           45,298
                                               ----------------   --------------

    Total costs and expenses.................           924,534          860,972
                                               ----------------   --------------

Income before income taxes...................           166,275          188,536
Provision for income taxes...................            52,372           59,019
                                               ----------------   --------------

Net income...................................  $        113,903   $      129,517
                                               ================   ==============

Basic earnings per share.....................  $            .48   $          .54
                                               ================   ==============

Diluted earnings per share...................  $            .48   $          .53
                                               ================   ==============

Dividends declared per share of
  common stock...............................  $           .300   $         .295
                                               ================   ==============

Ratio of earnings to fixed charges...........              3.91             4.11
                                               ================   ==============


                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 4

                                Pitney Bowes Inc.
                           Consolidated Balance Sheets
                           ---------------------------

                                                                  March 31,       December 31,
(Dollars in thousands, except share data)                              2003               2002
                                                           ----------------  -----------------
                                                                (Unaudited)
Assets
------
Current assets:
     Cash and cash equivalents.........................    $        375,653  $         315,156
     Short-term investments, at cost which
         approximates market...........................               8,411              3,491
     Accounts receivable, less allowances:
         3/03, $37,191; 12/02, $35,139.................             428,340            404,366
     Finance receivables, less allowances:
         3/03, $70,538; 12/02, $71,373.................           1,433,848          1,446,460
     Inventories (Note 3) .............................             230,009            210,888
     Other current assets and prepayments..............             179,347            172,264
                                                           ----------------  -----------------

         Total current assets..........................           2,655,608          2,552,625

Property, plant and equipment, net (Note 4)............             638,152            622,244
Rental equipment and related inventories, net (Note 4).             421,841            422,717
Property leased under capital leases, net (Note 4).....               2,057              1,974
Long-term finance receivables, less allowances:
         3/03, $80,839; 12/02, $82,635.................           1,651,509          1,686,168
Investment in leveraged leases.........................           1,530,720          1,559,915
Goodwill (Note 11).....................................             892,096            827,241
Other assets  .........................................           1,056,956          1,059,430
                                                           ----------------  -----------------

Total assets  .........................................    $      8,848,939  $       8,732,314
                                                           ================  =================

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities..........    $      1,280,359  $       1,248,337
     Income taxes payable..............................             155,301             98,897
     Notes payable and current portion of
         long-term obligations ........................           1,533,078          1,647,338
     Advance billings..................................             375,799            355,737
                                                           ----------------  -----------------

         Total current liabilities.....................           3,344,537          3,350,309

Deferred taxes on income...............................           1,522,996          1,535,618
Long-term debt (Note 5)................................           2,422,424          2,316,844
Other noncurrent liabilities...........................             353,373            366,216
                                                           ----------------  -----------------

         Total liabilities.............................           7,643,330          7,568,987
                                                           ----------------  -----------------

Preferred stockholders' equity in a subsidiary company.             310,000            310,000

Stockholders' equity:
     Cumulative preferred stock, $50 par
         value, 4% convertible.........................                  24                 24
     Cumulative preference stock, no par
         value, $2.12 convertible......................               1,417              1,432
     Common stock, $1 par value........................             323,338            323,338
     Capital in excess of par value....................                   -                  -
     Retained earnings.................................           3,889,447          3,848,562
     Accumulated other comprehensive income (Note 8)...             (81,736)          (121,615)
     Treasury stock, at cost...........................          (3,236,881)        (3,198,414)
                                                           ----------------  -----------------

         Total stockholders' equity....................             895,609            853,327
                                                           ----------------  -----------------

Total liabilities and stockholders' equity.............    $      8,848,939  $       8,732,314
                                                           ================  =================

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 5

                                Pitney Bowes Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                      -------------------------------------
(Dollars in thousands)
                                                                           Three Months Ended
                                                                                 March 31,
                                                                    ---------------------------------
                                                                              2003               2002
                                                                    --------------     --------------
Cash flows from operating activities:
     Net income..................................................   $      113,903     $     129,517
     Restructuring charges, net..................................           13,610                 -
     Restructuring and other special payments....................          (12,835)          (20,641)
     Adjustments to reconcile net income
         to net cash provided by operating activities:
            Depreciation and amortization........................           67,482            65,616
            Increase in deferred taxes on income.................           24,430             3,426
            Change in assets and liabilities:
                Accounts receivable..............................          (13,789)           11,952
                Net investment in internal finance receivables...           23,933            13,307
                Inventories......................................          (11,814)          (10,693)
                Other current assets and prepayments.............           (3,226)            2,317
                Accounts payable and accrued liabilities.........          (22,333)          (17,456)
                Income taxes payable.............................           24,549            42,932
                Advance billings.................................           14,178           (12,374)
                Other, net.......................................           (1,240)              874
                                                                    --------------     -------------

                Net cash provided by operating activities........          216,848           208,777
                                                                    --------------     -------------

Cash flows from investing activities:
     Short-term investments......................................           (4,655)           (8,765)
     Net investment in fixed assets..............................          (68,342)          (40,541)
     Net investment in finance receivables.......................           (3,454)           (4,262)
     Net investment in capital services..........................           56,168            63,583
     Investment in leveraged leases..............................           34,353           (32,281)
     Net investment in insurance contracts.......................                -             1,048
     Reserve account deposits....................................           12,828              (461)
     Other investing activities..................................          (42,123)                -
                                                                    --------------     -------------

                Net cash used in investing activities............          (15,225)          (21,679)
                                                                    --------------     -------------

Cash flows from financing activities:
     Increase (decrease) in notes payable, net...................          267,699          (233,595)
     Proceeds from long-term obligations.........................          110,358           217,938
     Principal payments on long-term obligations.................         (411,700)           (1,532)
     Proceeds from issuance of stock.............................            8,983             7,150
     Stock repurchases...........................................          (50,016)          (72,301)
     Dividends paid..............................................          (70,467)          (71,385)
                                                                    --------------     -------------

                Net cash used in financing activities............         (145,143)         (153,725)
                                                                    --------------     -------------

Effect of exchange rate changes on cash..........................            4,017              (638)
                                                                    --------------     -------------

Increase in cash and cash equivalents............................           60,497            32,735

Cash and cash equivalents at beginning of period.................          315,156           231,588
                                                                    --------------     -------------

Cash and cash equivalents at end of period.......................   $      375,653     $     264,323
                                                                    ==============     =============

Interest paid ...................................................   $       51,840     $      54,074
                                                                    ==============     =============

Income taxes (refunded) paid, net................................   $       (2,356)    $       3,774
                                                                    ==============     =============


                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 6

                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at March 31, 2003 and December 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002 have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2003. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 2002 Annual Report to Stockholders on Form 10-K. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

Note 2:
------

In 2001, Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are evaluated against this new criterion and result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. Under a nonamortization approach, goodwill and indefinite-lived intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite-lived intangibles is more than its fair value. In 2001, the company adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001. On January 1, 2002, the company adopted the provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001. The adoption of these standards reduced the amortization of intangible assets commencing January 1, 2002 by approximately 2 cents per diluted share. Goodwill is reviewed for impairment on an annual basis or as circumstances warrant.

In 2001, FAS No. 143, "Accounting for Asset Retirement Obligations" was issued, amending FAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and applies to all entities. FAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is effective January 1, 2003 for the company. The adoption of this statement did not impact the company's financial position, results of operations or cash flows.

In 2001, FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board (APB) Opinion 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to separate components of an entity. FAS No. 144 is effective January 1, 2002 for the company. The adoption of this statement did not impact the company's financial position, results of operations or cash flows.

In 2002, FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction," was issued. Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS No. 145 are effective for fiscal years beginning after May 15, 2002. The adoption of this statement did not impact the company's financial position, results of operations or cash flows.

In 2002, FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement nullifies the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. See
Note 9 to the consolidated financial statements.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 7

In 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of FAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for and disclosure of, the issuance of certain types of guarantees. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The recognition provisions of FIN No. 45 are effective for the company beginning January 1, 2003. The adoption of this interpretation did not impact the company's financial position, results of operations or cash flows. See Note 12 to the consolidated financial statements.

In 2002, FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends FAS No. 123, "Accounting for Stock-Based Compensation," was issued. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002.

The company adopted FAS No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996. Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The company has adopted the disclosure-only provisions, as permitted by FAS No. 123. The company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense has been recognized for its U.S. and U.K. Stock Option Plans (ESP) or its U.S. and U.K. Employee Stock Purchase Plans (ESPP), except for the compensation expense recorded for its performance-based awards under the ESP and the Directors' Stock Plan as discussed herein. If the company had elected to recognize compensation expense based on the fair value method as prescribed by FAS No. 123, net income and earnings per share for the three months ended March 31, 2003 and 2002 would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share data)
                                                     Three Months Ended March 31,
                                                             2003            2002
                                                     ------------   -------------
Net Income
 As reported                                         $    113,903   $     129,517
 Deduct: Stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of related tax effects                      (5,152)         (5,628)
                                                     ------------   -------------
 Pro forma                                           $    108,751   $     123,889
                                                     ============   =============

Basic earnings per share
 As reported                                         $        .48   $         .54
 Pro forma                                           $        .46   $         .51

Diluted earnings per share
 As reported                                         $        .48   $         .53
 Pro forma                                           $        .46   $         .51


In accordance with FAS No. 123, the fair value method of accounting has not been applied to awards granted prior to January 1, 1995. Therefore, the resulting pro forma impact may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     Three Months Ended March 31,
                                                             2003            2002
                                                     ------------   -------------
Expected dividend yield                                      3.4%            3.1%
Expected stock price volatility                               31%             30%
Risk-free interest rate                                        3%              4%
Expected life (years)                                          5               5

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 8

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to pre-existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The company is currently evaluating the provisions of FIN No. 46 including the impact, if any, on our equity investment in PBG. The company does not believe that the adoption of these provisions will have a material impact on our financial position, results of operations or cash flows.

In April 2003, FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The company is currently evaluating the provisions of FAS No. 149.

Note 3:
------

Inventories are composed of the following:

(Dollars in thousands)
                                                        March 31,   December 31,
                                                             2003           2002
                                                     ------------   ------------

Raw materials and work in process................    $     97,354   $     80,075
Supplies and service parts.......................          56,494         54,849
Finished products................................          76,161         75,964
                                                     ------------   ------------

Total  ..........................................    $    230,009   $    210,888
                                                     ============   ============

Note 4:
------

Fixed assets are composed of the following:

(Dollars in thousands)
                                                        March 31,   December 31,
                                                             2003           2002
                                                     ------------   ------------
Property, plant and equipment....................    $  1,476,937   $  1,426,522
Accumulated depreciation.........................        (838,785)      (804,278)
                                                     ------------   ------------

Property, plant and equipment, net...............    $    638,152   $    622,244
                                                     ============   ============

Rental equipment and related inventories.........    $  1,109,987   $  1,095,345
Accumulated depreciation.........................        (688,146)      (672,628)
                                                     ------------   ------------

Rental equipment and related inventories, net....    $    421,841   $    422,717
                                                     ============   ============

Property leased under capital leases.............    $     15,242   $     14,513
Accumulated amortization.........................         (13,185)       (12,539)
                                                     ------------   ------------

Property leased under capital leases, net........    $      2,057   $      1,974
                                                     ============   ============

Depreciation expense was $61.2 million and $58.6 million for the three months ended March 31, 2003 and 2002, respectively.

Note 5:
------

In April 2003, the company issued $350 million of unsecured fixed rate notes maturing in May 2018. These notes bear interest at an annual rate of 4.75% and pay interest semi-annually beginning November 2003. In connection with this issuance, the company entered into a $350 million swap maturing in May 2018, converting this obligation to a floating rate note. The proceeds from these notes will be used for general corporate purposes, including the repayment of commercial paper and the repurchase of company stock.

On March 31, 2003, $1.4 billion remained available under the shelf registration statement filed in October 2001 with the SEC, permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. In April 2003, as part of this shelf registration statement, the company established a medium-term note program for the issuance of up to $1.4 billion in aggregate principal, representing the remaining amount available on the shelf.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 9

In February 2003, the company sold 6.45% Preferred Stock in a subsidiary of Pitney Bowes Credit Corporation to an outside institutional investor for approximately A$191 million ($110 million). As part of this transaction, the company agreed to repurchase the stock in 10 years. Additionally, the company entered into a cross currency interest rate swap with the same institutional investor, effectively converting the obligation to a $110 million note that bears interest at a floating rate of approximately LIBOR minus 50 basis points. The proceeds from this transaction were used for general corporate purposes, including the repayment of commercial paper, financing acquisitions and the repurchase of company stock.

In September 2002, the company issued $400 million of unsecured fixed rate notes maturing in October 2012. These notes bear interest at an annual rate of 4.625% and pay interest semi-annually beginning April 2003. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper in anticipation of 2003 debt maturities.

In February 2002, the company completed an offering of Euros 250 million of senior unsecured notes. These notes bear interest at a floating rate of EURIBOR plus 20 basis points, set two Euro business days preceding the quarterly interest payment dates and mature in August 2003. The notes are listed on the Luxembourg Stock Exchange and have been designated as a hedge of Euro denominated net investments held by the company. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, financing acquisitions and the repurchase of company stock.

Note 6:
------

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2003 and 2002 is as follows (in thousands, except per share data):

                                                 2003                                                 2002
                              --------------------------------------------        --------------------------------------------

                                                                       Per                                                 Per
                                     Income           Shares         Share               Income            Shares        Share
--------------------------------------------------------------------------        --------------------------------------------

Net income                    $     113,903                                       $     129,517
Less:
     Preferred stock
      dividends                           -                                                   -
     Preference stock
      dividends                         (28)                                                (30)
--------------------------------------------------------------------------        --------------------------------------------

Basic earnings per
 share                        $     113,875          234,795     $     .48        $     129,487           241,601    $     .54
--------------------------------------------------------------------------        --------------------------------------------

Effect of dilutive
 securities:
     Preferred stock                      -               12                                  -                12
     Preference stock                    28              869                                 30               951
     Stock options                                       843                                                1,630
     Other                                                 3                                                   94
--------------------------------------------------------------------------        --------------------------------------------

Diluted earnings per
 share                        $     113,903          236,522     $     .48        $     129,517           244,288    $     .53
==========================================================================        ============================================

In accordance with FAS No. 128, "Earnings per Share," 5.8 million and 1.8 million common stock equivalent shares issuable upon the exercise of stock options were excluded from the above computation, in the first quarter of 2003 and 2002, respectively, because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares would be antidilutive.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 10

Note 7:
------

Revenue and operating profit by business segment for the three months ended March 31, 2003 and 2002 were as follows:

                                                             Three Months Ended March 31,
(Dollars in thousands)                                               2003            2002
                                                            -------------   -------------
Revenue:
   Global Mailing.......................................    $     747,941   $     712,091
   Enterprise Solutions.................................          303,209         291,390
                                                            -------------   -------------

   Total Messaging Solutions............................        1,051,150       1,003,481

   Non-core.............................................           29,756          35,668
   Core.................................................            9,903          10,359
                                                            -------------   -------------
   Capital Services.....................................           39,659          46,027
                                                            -------------   -------------

Total revenue...........................................    $   1,090,809   $   1,049,508
                                                            =============   =============

Operating Profit: (1)
   Global Mailing.......................................    $     220,577   $     201,581
   Enterprise Solutions.................................           11,364          17,581
                                                            -------------   -------------

   Total Messaging Solutions............................          231,941         219,162

   Non-core.............................................           12,025          15,380
   Core.................................................            5,071           4,327
                                                            -------------   -------------
   Capital Services.....................................           17,096          19,707
                                                            -------------   -------------

Total operating profit..................................          249,037         238,869

Unallocated amounts:
   Net interest (corporate interest expense,
    net of intercompany transactions)...................          (26,193)        (20,245)
   Corporate expense....................................          (35,304)        (30,088)
   Restructuring charge.................................          (21,265)              -
                                                            -------------   -------------

Income before income taxes..............................    $     166,275   $     188,536
                                                            =============   =============

(1) Operating profit excludes general corporate expenses, income taxes and net interest other than that related to finance operations.

Net interest expense included in business segment operating profit was as follows:

                                                             Three Months Ended March 31,
(Dollars in thousands)                                               2003            2002
                                                            -------------   -------------
   Global Mailing.......................................    $       8,374   $      13,492
   Enterprise Solutions.................................              282             225
                                                            -------------   -------------

   Total Messaging Solutions............................            8,656          13,717

   Non-core.............................................            6,463           9,212
   Core.................................................            1,969           2,124
                                                            -------------   -------------
   Capital Services.....................................            8,432          11,336
                                                            -------------   -------------

Total net interest expense for reportable segments .....           17,088          25,053

Net interest (corporate interest expense,
 net of intercompany transactions)......................           26,193          20,245
                                                            -------------   -------------

Consolidated net interest expense.......................    $      43,281   $      45,298
                                                            =============   =============

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 11

Note 8:
------

Comprehensive income for the three months ended March 31, 2003 and 2002 was as follows:

 (Dollars in thousands)                                      Three Months Ended March 31,
                                                                     2003            2002
                                                            -------------   -------------
Net income................................................  $     113,903   $     129,517
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments................         42,467          (1,894)
  Net unrealized (losses) gains on derivative instruments.         (2,588)          2,970
                                                            -------------   -------------

Comprehensive income......................................  $     153,782   $     130,593
                                                            =============   =============

Note 9:
------

In January 2003, the company announced that it would undertake restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. The company expects that the pre-tax cost of these restructuring initiatives will be about $160 million ($100 million after tax) over a two-year period as the various initiatives take effect.

In connection with this plan, the company recorded a pre-tax restructuring charge of $21.3 million during the three months ended March 31, 2003.

The pre-tax restructuring charge was composed of:

(Dollars in millions)                                         Three Months Ended
                                                                  March 31, 2003
                                                             -------------------
Severance and benefit costs                                  $              18.4
Asset impairments                                                            0.5
Other exit costs                                                             2.4
                                                             -------------------
                                                             $              21.3
                                                             ===================

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 600 employees worldwide. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 70% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments relate primarily to the write-off of property, plant & equipment, resulting from the closure or streamlining of certain facilities. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

Accrued restructuring charges at March 31, 2003 are composed of the following:

(Dollars in millions)
                                  Total                     2003            Ending
                          restructuring    2003 cash    non-cash        balance at
                                charges     payments     charges    March 31, 2003
                          -------------   ----------    --------    --------------
Severance and benefit
costs                     $        18.4   $      7.8    $      -    $         10.6

Asset impairments                   0.5            -         0.5                 -

Other exit costs                    2.4          0.8           -               1.6
                          -------------   ----------    --------   ---------------
                          $        21.3   $      8.6    $    0.5   $          12.2
                          =============   ==========    ========   ===============

Note 10:
-------

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

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 12

The following table summarizes the preliminary estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

 (Dollars in thousands)
Intangible assets               $      42,286
Goodwill                              113,247
Other, net                             10,967
Debt                                  (39,445)
                                -------------

   Purchase price               $     127,055
                                =============

Intangible assets relate primarily to customer relationships and have a weighted-average useful life of approximately 15 years. The goodwill was assigned to the Global Mailing segment.

Consolidated impact of acquisitions
-----------------------------------

The acquisition of PSI increased the company's operating profit, but including related financing costs, did not materially impact earnings either on a per share or aggregate basis.

The following unaudited pro forma consolidated results have been prepared as if the acquisition of PSI had occurred on January 1, 2002:

(Dollars in thousands)
                                                   Three Months Ended March 31,
                                                           2003            2002
                                                   ------------     -----------
Total revenue......................................$  1,090,809     $ 1,069,508

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been completed on January 1, 2002, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma earning results of this acquisition was not material to earnings on either a per share or an aggregate basis.

During 2003 and 2002, the company also completed several smaller acquisitions. During 2003, the company acquired one of its address printing suppliers and one of its international dealerships. During 2002, the company acquired the remaining 43% ownership interest of MailCode Inc., some of its international dealerships and presort businesses. The cost of these acquisitions was in the aggregate less than $50 million in each year. These acquisitions did not have a material impact on the company's financial results either individually or on an aggregate basis.

Note 11:
-------

At March 31, 2003, acquired intangibles assets was composed of the following:

(Dollars in thousands)                           March 31, 2003
                                          -------------------------
                                               Gross                        Average
                                            Carrying    Accumulated    Amortization
                                              Amount   Amortization          Period
                                          ----------   ------------    ------------
Amortized intangible assets:
Customer relationships                    $  130,414   $      9,428      15.0 years
Mailing technology                            38,359          4,527      12.2 years
Trademark and trade names                      6,900          2,150       4.4 years
Non-compete agreements                         2,986            960       4.1 years
                                          ----------   ------------    ------------
                   Weighted average       $  178,659   $     17,065      13.8 years
                                          ==========   ============

The aggregate intangible asset amortization expense for the three months ended March 31, 2003 was $3.7 million. Estimated intangible amortization expense is as follows:

(Dollars in thousands)
For year ending 12/31/03                 $ 14,780
For year ending 12/31/04                 $ 14,300
For year ending 12/31/05                 $ 14,131
For year ending 12/31/06                 $ 13,711
For year ending 12/31/07                 $ 12,261

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 13

Changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2003 are as follows:

(Dollars in thousands)                      Global    Enterprise
                                           Mailing     Solutions        Total
                                        ----------    ----------   ----------
Balance at January 1, 2003              $  405,291    $  421,950   $  827,241
Goodwill acquired during the period         35,674             -       35,674
Other                                       21,550         7,631       29,181
                                        ----------    ----------   ----------
Balance at March 31, 2003               $  462,515    $  429,581   $  892,096
                                        ==========    ==========   ==========


Note 12:
-------

In connection with its Capital Services programs, the company has sold finance receivables and entered into guarantee contracts with varying amounts of recourse in privately-placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $193.2 million and $183.0 million at March 31, 2003 and December 31, 2002, respectively. In accordance with generally accepted accounting principles, the company does not record these amounts as liabilities on its consolidated balance sheet.

In connection with the sale of certain businesses, the company has agreed to indemnify the buyer for certain losses related to assets acquired by the buyer. The company's consolidated balance sheet included a liability of approximately $9 million, at March 31, 2003 and December 31, 2002, respectively, for these indemnifications, which reflects the company's maximum probable exposure.

The company provides product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. The company's product warranty liability reflects management's best estimate of probable liability under its product warranties based on historical claim experience, which has not been significant, and other currently available evidence. Accordingly, the company's product warranty liability at March 31, 2003 and December 31, 2002, respectively, was not material.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 14

Item 2.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                   -------------------------------------------------

Results of Continuing Operations - first quarter of 2003 vs. first quarter of
-----------------------------------------------------------------------------
2002
----

Revenue increased 4 percent in the first quarter of 2003 to $1,090.8 million compared with $1,049.5 million in the first quarter of 2002 driven by the acquisition of PSI and the favorable impact of foreign exchange.

Net income decreased to $113.9 million in the first quarter of 2003 compared to $129.5 million in the first quarter of 2002. Diluted earnings per share decreased to 48 cents in the first quarter of 2003 from 53 cents in the first quarter of 2002. During the first quarter of 2003, we took several actions related to our previously announced initiatives to support our long-term growth strategies. Net income for first quarter of 2003 was reduced by a pre-tax restructuring charge of $21 million ($14 million after tax) or 6 cents per diluted share relating to these actions. As previously announced, we expect to record approximately $160 million of pre-tax ($100 million after tax) restructuring charges over the next two years.

First quarter 2003 revenue included $290.9 million from sales, down 5 percent from $306.8 million in the first quarter of 2002 due to delayed decision-making for upgrades and new equipment purchases at the high end of our product line; $214.3 million from rentals, up 5 percent from $203.8 million due to strong placements of our standalone meters and new digital meters; $134.4 million from core financing, up 3 percent from $130.7 million; $29.8 million from non-core financing, down 17 percent from $35.7 million due to our decision to cease originating large-ticket, structured, third-party financing of non-core assets; $272.6 million from business services, up 16 percent from $234.4 million due mainly to our acquisition of PSI; and $148.9 million from support services, up 8 percent from $138.2 million due primarily to an increased service contract base and the favorable impact of foreign exchange.

Our Global Mailing segment includes worldwide revenues and related expenses from the rental of postage meters and the sale, rental and financing of mailing equipment, including mail finishing and software-based mail creation equipment. We also include in this segment, software-based shipping, transportation and logistics systems, related supplies and services, presort mail services, postal payment and supply chain solutions such as order management and fulfillment support. During the first quarter of 2003, Global Mailing revenue increased 5 percent and operating profit increased 9 percent. Global Mailing continued to experience good customer demand for its revolutionary digital mailing systems and related value-added services. Global Mailing benefited from strong growth in its small business operations, although the economy caused some delayed decision-making for upgrades and new equipment purchases at the high end of the product line. Additionally, PSI added operations and customers during the quarter as the company's presort or work sharing service network continued to expand in terms of reach and revenue contribution. Non-U.S. revenue grew at a double-digit rate as a result of favorable foreign currency exchange rates. Canada and Australia had good revenue growth in local currency, helped by the introduction of new digital mailing systems. France also experienced good revenue growth on a local currency basis, helped by the results of Secap. In many other European countries revenue declined on a local currency basis due to economic weakness and reduced demand after meter migration. Economic conditions also caused a revenue decline in Japan during the period.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 15

Our Enterprise Solutions segment includes Pitney Bowes Management Services
(PBMS) and Document Messaging Technologies (DMT). PBMS includes revenue and related expenses from facilities management contracts for advanced mailing, secure mail services, reprographic, document management and other value-added services to large enterprises. DMT includes revenue and related expenses from the sale, service and financing of high speed, software-enabled production mail systems, sorting equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software. During the first quarter of 2003, revenue grew 4 percent, and operating profit declined 35 percent. PBMS revenue grew 4 percent to $244 million, while operating profit declined 37 percent. Contraction in the telecommunications, financial services and transaction-based legal services industries had an adverse impact on PBMS's revenue growth and margins. PBMS remains focused on diversifying its customer base and providing higher value services to its existing customers, while enacting cost reduction and containment measures to address these margin pressures. DMT reported revenue of $59 million for the quarter, an increase of 3 percent for the first quarter of 2003. Operating profit also rose 3 percent during the quarter. DMT continued to be adversely impacted by reduced capital spending by businesses.

Total Messaging Solutions, the combined results of the Global Mailing segment and Enterprise Solutions segment, reported 5 percent revenue growth and 6 percent operating profit growth.

Our Capital Services segment consists of external financing of third-party equipment. It comprises primarily asset- and fee-based income generated by financing or arranging transactions of critical large-ticket customer assets. During the first quarter of 2003, revenue decreased 14 percent and operating profit decreased 13 percent in the Capital Services segment which is consistent with our previously announced decision to cease originating large-ticket, structured, third-party financing of non-core assets. Core revenue decreased 4 percent in the quarter and operating profit increased 17 percent. Non-core revenue decreased 17 percent in the quarter and operating profit decreased 22 percent. During the quarter, we liquidated approximately $80 million of non-core assets, including $29 million of our assets held for sale, and continued to pursue the sale of other non-core lease assets on an economically advantageous basis.

Cost of sales increased to 48.1 percent of sales revenue in the first quarter of 2003 compared with 47.7 percent in the first quarter of 2002. The increase was mainly driven by the initial costs associated with the transition to outsourcing of parts for digital equipment.

Cost of rentals decreased to 19.4 percent of related revenues in the first quarter of 2003 compared with 21.2 percent in the first quarter of 2002 due primarily to lower repair costs resulting from the shift from electronic to digital meters.

Cost of core financing decreased to 26.2 percent of related revenues in the first quarter of 2003 compared with 27.9 percent in the first quarter of 2002 due to cost reduction initiatives in our financial services business.

Cost of non-core financing increased to 37.9 percent of related revenues in the first quarter of 2003 compared with 31.1 percent in the first quarter of 2002 due to our decision to cease originating large-ticket, structured, third party financing of non-core assets and sell non-core lease assets on an economically advantageous basis.

Cost of business services increased to 81.7 percent of related revenues in the first quarter of 2003 compared with 80.1 percent in the first quarter of 2002 due to initial lower margins, higher start-up costs and delayed implementation associated with new accounts, and the loss of higher margin business with long-term customers as they continue to downsize.

Cost of support services increased to 52.6 percent of related revenues in the first quarter of 2003 compared with 51.8 percent in the first quarter of 2002 partly due to the increase in mix of lower margin international support services revenue.

Selling, general and administrative expenses were 27.1 percent of revenue in the first quarter of 2003 compared with 27.2 percent in the first quarter of 2002 reflecting continuing emphasis on controlling operating expenses.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 16

Research and development expenses increased 5 percent to $35.8 million in the first quarter of 2003 compared with $34.1 million in the first quarter of 2002. The increase reflects our continued commitment to develop new technologies and enhanced mailing and software products.

Net interest expense decreased to $43.3 million in the first quarter of 2003 from $45.3 million in the first quarter of 2002. The decrease was due to lower average interest rates during 2003 compared to 2002 associated with borrowings to fund our investment in leasing and rental products, acquisitions, dividends and the stock repurchase program.

The effective tax rate for the first quarter of 2003 was 31.5 percent compared to 31.3 percent in the first quarter of 2002. The effective tax rate for the first quarter of 2003 includes a .5 percent tax benefit from the restructuring charge recorded in the first quarter of 2003. The increase in the 2003 effective tax rate reflects the impact of our strategy to cease originating large-ticket, structured, third-party financing of non-core assets.

Accounting Pronouncements
-------------------------

In 2001, Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against this new criterion and resulted in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. Under a nonamortization approach, goodwill and indefinite-lived intangibles have not been amortized into results of operations, but instead will be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite-lived intangibles is more than its fair value. In 2001, we adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted effective January 1, 2002. The adoption of these standards reduced the amortization of intangible assets commencing January 1, 2002 by approximately 2 cents per diluted share. Goodwill will be reviewed for impairment on an annual basis or as circumstances warrant.

In 2001, FAS No. 143, "Accounting for Asset Retirement Obligations" was issued, amending FAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and applies to all entities. FAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is effective January 1, 2003. The adoption of this statement did not impact our financial position, results of operations or cash flows.

In 2001, FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board (APB) Opinion 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to separate components of an entity. FAS No. 144 is effective January 1, 2002. The adoption of this statement did not impact our financial position, results of operations or cash flows.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 17

In 2002, FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction," was issued. Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS No. 145 are effective for fiscal years beginning after May 15, 2002. The adoption of this statement did not impact our financial position, results of operations or cash flows.

In 2002, FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement nullifies the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. See
Note 9 to the consolidated financial statements.

In December 2002, FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends FAS No. 123, "Accounting for Stock-Based Compensation," was issued. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002. See Note 2 to the consolidated financial statements.

In April 2003, FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We are currently evaluating the provisions of FAS No. 149.

In 2002, the Financial Accounting Standards Board issued FASB Interpretation
(FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of FAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for and disclosure of, the issuance of certain types of guarantees. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The recognition provisions of FIN No. 45 are effective January 1, 2003. The adoption of this interpretation did not impact our financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We are currently evaluating the provisions of FIN No. 46 including the impact, if any, on our equity investment in PBG. We do not believe that the adoption of these provisions will have a material impact on our financial position, results of operations or cash flows.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 18

Restructuring Charges
---------------------

In January 2003, we announced that we would undertake restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. We expect that the pre-tax cost of these restructuring initiatives will be about $160 million ($100 million after tax) over a two-year period as the various initiatives take effect. The cash outflows related to restructuring charges will be funded primarily by cash from operating activities. The restructuring charges are expected to increase our operating efficiency and effectiveness in 2003 and beyond while enhancing growth, primarily as a result of reduced personnel related expenses.

In connection with this plan, we recorded a pre-tax restructuring charge of $21.3 million during the three months ended March 31, 2003.

The pre-tax restructuring charge was composed of:

(Dollars in millions)                                        Three Months  Ended
                                                                  March 31, 2003
                                                             -------------------
Severance and benefit costs                                  $              18.4
Asset impairments                                                            0.5
Other exit costs                                                             2.4
                                                             -------------------
                                                             $              21.3
                                                             ===================

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 600 employees worldwide. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 70% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments relate primarily to the write-off of property, plant and equipment, resulting from the closure or streamlining of certain facilities. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

Accrued restructuring charges at March 31, 2003 are composed of the following:

(Dollars in millions)
                                  Total                     2003            Ending
                          restructuring    2003 cash    non-cash        balance at
                                charges     payments     charges    March 31, 2003
                          -------------   ----------    --------    --------------
Severance and benefit
costs                     $        18.4   $      7.8    $      -    $         10.6

Asset impairments                   0.5            -         0.5                 -

Other exit costs                    2.4          0.8           -               1.6
                          -------------   ----------    --------   ---------------
                          $        21.3   $      8.6    $    0.5   $          12.2
                          =============   ==========    ========   ===============

Acquisitions
------------

In August 2002, we completed the acquisition of PSI, the nation's largest mail presort company, for approximately $127 million in cash and $39 million debt assumed. PSI prepares, sorts and aggregates mail to earn postal discounts and expedite delivery for its customers.

We accounted for the acquisition of PSI under the purchase method and accordingly, the operating results of PSI have been included in our consolidated financial statements since the date of acquisition. The acquisition of PSI did not materially affect net income for the three months ended March 31, 2003. During 2003 and 2002, we also completed several smaller acquisitions. During 2003, we acquired one of our address printing suppliers and one of our international dealerships.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 19

During 2002 we acquired the remaining 43% ownership interest of MailCode Inc., some of our international dealerships and presort businesses. The cost of these acquisitions was in the aggregate less than $50 million in each year. These acquisitions did not have a material impact on our financial results either individually or on an aggregate basis.

Liquidity and Capital Resources
-------------------------------

Our ratio of current assets to current liabilities increased to .79 to 1 at March 31, 2003 compared with .76 to 1 at December 31, 2002. The increase in this ratio was primarily due to increases in cash and cash equivalents, accounts receivable, inventories and the exchange of short-term debt for long-term debt. Cash increased $60.5 million to $375.7 million at March 31, 2003 from $315.2 million at December 31, 2002 due primarily to the sale of non-core capital services assets on the last day of the quarter. Inventory increased $19.1 million to $230.0 million at March 31, 2003 from $210.9 million at December 31, 2002 due mainly to an increase in raw materials and work in process associated with our new DM line of digital, networked mailing systems and new production mail products.

Our cash and cash equivalents increased to $375.7 million at March 31, 2003, from $315.2 million at December 31, 2002. The increase resulted from $216.8 million provided by operating activities, offset in part by $15.2 million and $145.1 million used in investing and financing activities, respectively. Net cash of $216.8 million provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in working capital. Net cash of $15.2 million used in investing activities consisted primarily of investments in fixed assets and other investing activities, partially offset by cash generated from asset sales at capital services. Other investing activities included the acquisitions of one of our address printing suppliers and one of our international dealerships. Net cash of $145.1 million used in financing activities consisted primarily of stock repurchases, dividends paid to stockholders and a net decrease in total debt.

The ratio of total debt to total debt and stockholders' equity was 81.6% and 82.3% at March 31, 2003 and December 31, 2002, respectively. Including the preferred stockholders' equity in a subsidiary company as debt, the ratio of total debt to total debt and stockholders' equity was 82.7% and 83.4% at March 31, 2003 and December 31, 2002, respectively. The decrease in this ratio was driven by favorable foreign currency translation adjustments and a net reduction of total debt in the first quarter of 2003.

We generated $149 million of free cash flow (defined as net cash provided by operating activities less net investment in fixed assets) for the first quarter of 2003. Free cash flow for the first quarter of 2003 was reduced by approximately $13 million of payments associated with the restructuring initiative. Free cash flow is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with GAAP, but is presented because we believe it is widely accepted indicator of our ability to incur and service debt.

The following table reconciles the reported consolidated results to adjusted results for the three months ended March 31, 2003:

(Dollars in thousands)                                          Three months ended
                                                                    March 31, 2003
                                                                ------------------
GAAP net cash provided by operating activities, as reported     $          216,848
   Net investment in fixed assets                                          (68,342)
                                                                ------------------
Free cash flow                                                  $          148,506
                                                                ==================

Financings and Capitalization
-----------------------------

In April 2003, we issued $350 million of unsecured fixed rate notes maturing in May 2018. These notes bear interest at an annual rate of 4.75% and pay interest semi-annually beginning November 2003. In connection with this issuance, we entered into a $350 million swap maturing in May 2018, converting this obligation to a floating rate note. The proceeds from these notes will be used for general corporate purposes, including the repayment of commercial paper and the repurchase of company stock.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 20

On March 31, 2003, $1.4 billion remained available under the shelf registration statement filed in October 2001 with the SEC, permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. In April 2003, as part of this shelf registration statement, we established a medium-term note program for the issuance of up to $1.4 billion in aggregate principal, representing the remaining amount available on the shelf.

In February 2003, we sold 6.45% Preferred Stock in a subsidiary of Pitney Bowes Credit Corporation (PBCC) to an outside institutional investor for approximately A$191 million ($110 million). As part of this transaction, we agreed to repurchase the stock in 10 years. Additionally, we entered into a cross currency interest rate swap with the same institutional investor, effectively converting the obligation to a $110 million note that bears interest at a floating rate of approximately LIBOR minus 50 basis points. The proceeds from this transaction were used for general corporate purposes, including the repayment of commercial paper and the repurchase of company stock.

In September 2002, we issued $400 million of unsecured fixed rate notes maturing in October 2012. These notes bear interest at an annual rate of 4.625% and pay interest semi-annually beginning April 2003. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper in anticipation of 2003 debt maturities.

In February 2002, we completed an offering of Euros 250 million of senior unsecured notes. These notes bear interest at a floating rate of EURIBOR plus 20 basis points, set two Euro business days preceding the quarterly interest payment dates and mature in August 2003. The notes are listed on the Luxembourg Stock Exchange and have been designated as a hedge of Euro denominated net investments held by the company. The proceeds from these notes were used for general corporate purposes including the repayment of commercial paper, financing acquisitions and the repurchase of company stock.

We believe that our financing needs for the next 12 months can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and existing commercial paper and medium-term note programs.

Capital Investments
-------------------

In the first quarter of 2003, net investments in fixed assets included $41.8 million in net additions to property, plant and equipment and $26.5 million in net additions to rental equipment and related inventories compared with $34.3 million and $6.2 million, respectively, in the same period in 2002. These additions include expenditures for normal plant and manufacturing equipment as well as increased investments associated with new accounts at PBMS. In the case of rental equipment, the additions included the production of postage meters.

We expect net investments in fixed assets for the remainder of 2003 to be slightly higher than the prior year. These investments will also be affected by the timing of our customers' transition to digital meters. At March 31, 2003, commitments for the acquisition of property, plant and equipment reflected plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Investment in commercial passenger and cargo aircraft leasing transactions
--------------------------------------------------------------------------

At March 31, 2003, our net investment in commercial passenger and cargo aircraft leasing transactions was $326.1 million, which is composed of transactions with U.S. and foreign airlines of $46.3 million and $279.7 million, respectively. This portfolio is diversified across 13 airlines and 30 aircraft and is financed through investments in leveraged lease transactions, direct financing lease transactions and through our equity investment in PBG Capital Partners LLC
(PBG). Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) our inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover our net investment; and/or (3) in the case of the leveraged lease portfolio, the absence of an equity defeasance or other third party credit arrangements. Approximately 38% of our remaining net investment in commercial passenger and cargo aircraft leasing investments is further secured by approximately $124 million of equity defeasance accounts or third party credit arrangements.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 21

At March 31, 2003, our net investment in commercial passenger and cargo aircraft leasing transactions was composed of the following:

(Dollars in thousands)

                                       % of total       Net investment
                           Aircraft     investment      March 31, 2003
                         ----------    ------------     --------------
Airline
U.S.
----
United and subsidiary             5             5.4     $       17,728
Delta                             5            11.8             38,474
America West                      1             6.4             20,934
American                          6             4.9             15,988
Southwest                         2             2.9              9,421
Northwest                         1             1.3              4,158
Alaska                            1             0.3              1,095
Federal Express                   1             6.3             20,514
Credit loss reserves                                           (82,000)
                         ----------    ------------     --------------
                                 22            14.2             46,312
                         ----------    ------------     --------------

Foreign
-------
KLM                               2            33.0            107,680
Qantas                            2            20.2             65,954
Japan                             2            15.5             50,493
Air France                        1            10.2             33,301
Lufthansa                         1             6.9             22,314
                         ----------    ------------     --------------
                                  8            85.8            279,742
                         ----------    ------------     --------------

                                 30           100.0     $      326,054
                         ==========    ============     ==============

Capital Services portfolio
--------------------------

Our investment in Capital Services lease related assets included in our Consolidated Balance Sheet was composed of the following:

(Dollars in millions)
                                  March 31, 2003
                                  --------------
Leveraged leases                  $        1,530
Finance receivables                          639
Other assets                                  58
Rental equipment                              21
                                  --------------
Total                             $        2,248
                                  ==============

The $1.5 billion investment in leveraged leases on our Consolidated Balance Sheet is diversified across the following types of assets:

o    $290 million related to commercial real estate facilities.
o    $316 million for postal equipment with international postal authorities.
o    $312 million related to locomotives and railcars.
o    $300 million related to nine commercial passenger and cargo aircraft.
o    $135 million for telecommunications equipment.
o    $131 million for rail and bus facilities.
o    $46 million for shipping and handling equipment.

Our leveraged lease investment in telecommunications equipment represents leases to three highly rated international telecommunication entities. Approximately 86 percent of this portfolio is further secured by equity defeasance accounts or other third party credit arrangements. Additionally, our leveraged lease investment in commercial real estate facilities includes approximately $85 million related to leases of corporate facilities to four U.S. telecommunication entities, of which $70 million is with lessees that are highly rated.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 22

Overall, approximately 47 percent of our $1.5 billion leveraged lease portfolio is further secured by equity defeasance accounts or other third party credit arrangements. In addition, approximately 18 percent of the remaining leveraged lease portfolio represents leases to highly rated government related organizations which have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Finance receivables are composed of the following:

(Dollars in millions)
                                  March 31, 2003
                                  --------------
Assets held for sale              $          167
Single investor leases:
 Non-core                                    220
 Core                                        252
                                  --------------
Total                             $          639
                                  ==============

In the first quarter 2003, we liquidated approximately $80 million of non-core assets, including $29 million of our assets held for sale, and continued to pursue the sale of other non-core lease assets on an economically advantageous basis. As previously disclosed, we expect to phase out our assets held for sale portfolio by the end of 2003. Our Consolidated Statement of Income includes financing revenue of $1.5 million and $6.3 million for the quarters ended March 31, 2003 and 2002, respectively, attributable to our assets held for sale portfolio.

Other assets represent our 50% equity interest in PBG. We formed PBG with GATX Corporation during 1997 for the purposes of financing and managing certain leasing related assets. We account for our investment in PBG under the equity method.

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

o New placements of non-digital meters with a "timeout" feature are no longer permitted after June 30, 2004. These meters must be off the market by December 31, 2008.

We adopted a formal meter transition plan in the second quarter of 2001 to transition to the next generation of networked mailing technology.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 23

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

Forward-Looking Statements
--------------------------

We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q, other reports or press releases or made by our management involve risks and uncertainties which may change based on various important factors. These forward-looking statements are those which talk about the company's or management's current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include:

o changes in international or national political conditions, including any terrorist attacks
o negative developments in economic conditions, including adverse impacts on customer demand
o  changes in postal regulations
o  timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o  successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o the company's success at managing customer credit risk, including risks associated with commercial passenger and cargo aircraft leasing transactions
o  changes in interest rates
o  foreign currency fluctuations
o  timing and execution of the restructuring plan
o  timing and execution of the meter transition plan
o regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions
o impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents
o  third-party suppliers' ability to provide product components

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 24

o negative income tax adjustments for prior audit years and changes in tax laws or regulations
o terms and timing of actions to reduce exposures and disposal of assets in Capital Services segment
o  continuing developments in the U.S. and foreign airline industry
o  changes in pension and retiree medical costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2002 regarding this matter.

Item 4. Controls and Procedures

(a) Explanation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days of the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

Included among these cases are two patent actions, one with Stamps.com and one with Ricoh Company, Ltd. in which allegations of infringement have been made against our DM SeriesTM of products. In addition we are defendants in several state court actions relating to a program PBCC offers to some of its leasing customers to replace the leased equipment if it is lost, stolen or destroyed. Of the current actions, four are purportedly brought on behalf of state-based classes of customers and the others are brought on behalf of individual customers. No court has ruled on whether or not the cases may proceed on a class basis. We have previously prevailed at the summary judgment stage in two similar litigations, including one federal court decision affirmed by the United States Court of Appeals for the Fifth Circuit.

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

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 25


Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits


           Reg. S-K
           Exhibits     Description
           --------     -------------------------------------------------

              (12)      Computation of ratio of earnings to fixed charges

            (99.1)      Certification of Chief Executive Officer

            (99.2)      Certification of Chief Financial Officer



(b) Reports on Form 8-K

      On March 19, 2003, the company furnished a current report on Form 8-K pursuant to Item 9 thereof, reporting the 2003 Analyst Day web-cast presentation held on March 18, 2003 for the investment community to review growth strategies and business opportunities.

      On January 30, 2003, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated January 28, 2003 for the quarter and year ended December 31, 2002.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 26


                          Signatures
                          ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                          PITNEY BOWES INC.




May 12, 2003



                          /s/ B. P. Nolop
                          -----------------------------
                          B. P. Nolop
                          Executive Vice President and
                          Chief Financial Officer
                          (Principal Financial Officer)



                          /s/ A. F. Henock
                          ------------------------------
                          A. F. Henock
                          Vice President - Finance
                          (Principal Accounting Officer)

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 27

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


Date: May 12, 2003



/s/ Michael J. Critelli
-----------------------
Michael J. Critelli
Chief Executive Officer

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2003
Page 28

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


Date: May 12, 2003



/s/ Bruce P. Nolop
-----------------------
Bruce P. Nolop
Chief Financial Officer

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

             (99.1)           Certification of Chief Executive Officer

             (99.2)           Certification of Chief Financial Officer

                                                                    Exhibit (12)
                                                                    -----------

                                Pitney Bowes Inc.
              Computation of Ratio of Earnings to Fixed Charges (1)
              -----------------------------------------------------

(Dollars in thousands)
                                      Three Months Ended March 31,
                                      ----------------------------
                                             2003             2002
                                      -----------     ------------

Income before income taxes..........  $   166,275     $    188,536

Add:
  Interest expense..................       43,799           48,391
  Portion of rents
    representative of the
    interest factor.................       11,665           10,279
  Amortization of capitalized
    interest........................          368              243
  Minority interest
    in the income of
    subsidiary with
    fixed charges...................        1,097            1,238
                                      -----------     ------------

Income as adjusted..................  $   223,204     $    248,687
                                      ===========     ============

Fixed charges:
  Interest expense..................  $    43,799     $     48,391
  Portion of rents
    representative of the
    interest factor.................       11,665           10,279
  Minority interest, excluding
    taxes, in the income of
    subsidiary with fixed
    charges.........................        1,601            1,802
                                      -----------     ------------

Total fixed charges.................  $    57,065     $     60,472
                                      ===========     ============

Ratio of earnings to fixed
   charges..........................         3.91             4.11
                                      ===========     ============


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

                                                                    Exhibit 99.1

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pitney Bowes Inc. (the "company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Michael J. Critelli, Chief Executive Officer of the company, certify that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.



/s/ Michael J. Critelli
-----------------------
Michael J. Critelli
Chief Executive Officer
May 12, 2003

A signed original of this written statement required by Section 906 has been provided to Pitney Bowes Inc. and will be retained by Pitney Bowes Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 99.2


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pitney Bowes Inc. (the "company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Bruce P. Nolop, Chief Financial Officer of the company, certify that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.



/s/ Bruce P. Nolop
-----------------------
Bruce P. Nolop
Chief Financial Officer
May 12, 2003

A signed original of this written statement required by Section 906 has been provided to Pitney Bowes Inc. and will be retained by Pitney Bowes Inc. and furnished to the Securities and Exchange Commission or its staff upon request.