Form 10-Q
period 2003-06-30
PITNEY BOWES INC /DE/
filed 2003-08-11
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M  1 0 - Q




 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2003

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
                        Telephone Number: (203) 356-5000




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X   No
                           ----      ---

Indicate  by check mark  whether the  Registrant  is an  accelerated  filer
(as defined in Rule 12b-2 of the  Exchange  Act.)  Yes   X   No
                                                        ---     ---


Number of shares of common stock, $1 par value, outstanding as of July 31, 2003 is 233,995,163.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 2


                                Pitney Bowes Inc.
                                     Index
                                -----------------

                                                                     Page Number
                                                                     -----------

Part I - Financial Information:

    Item 1: Financial Statements

      Consolidated Statements of Income (Unaudited) - Three and
           Six Months Ended June 30, 2003 and 2002................        3

      Consolidated Balance Sheets - June 30, 2003 (Unaudited)
           and December 31, 2002..................................        4

      Consolidated Statements of Cash Flows (Unaudited) - Six
           Months Ended June 30, 2003 and 2002....................        5

      Notes to Consolidated Financial Statements..................   6 - 14

    Item 2: Management's Discussion and Analysis of
                Financial Condition and Results of Operations.....  15 - 26

    Item 3: Quantitative and Qualitative Disclosures about
                Market Risk.......................................       26

    Item 4: Controls and Procedures...............................       26

Part II - Other Information:

    Item 1: Legal Proceedings.....................................       26

    Item 4: Submission of Matters to a Vote of
                Security Holders..................................       27

    Item 6: Exhibits and Reports on Form 8-K......................       27

Signatures .......................................................       28

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 3

                                                                Part I - Financial Information

                                                                      Pitney Bowes Inc.
   Item 1. Financial Statements.                              Consolidated Statements of Income
                                                                        (Unaudited)
                                                              ---------------------------------

(Dollars in thousands, except per share data)        Three Months Ended June 30,          Six Months Ended June 30,
                                                   -----------------------------    -------------------------------
                                                           2003             2002            2003               2002
                                                   ------------     ------------    ------------      -------------
Revenue from:
     Sales ......................................  $    327,804     $    327,466    $    618,654      $     634,268
     Rentals.....................................       211,403          203,874         425,704            407,657
     Core financing..............................       135,931          130,264         270,292            260,965
     Non-core financing..........................        26,649           35,328          56,405             70,996
     Business services...........................       279,300          241,222         551,920            475,619
     Support services............................       152,791          143,171         301,712            281,328
                                                   ------------     ------------    ------------      -------------
         Total revenue...........................     1,133,878        1,081,325       2,224,687          2,130,833
                                                   ------------     ------------    ------------      -------------

Costs and expenses:
     Cost of sales ..............................       147,549          145,948         287,476            292,367
     Cost of rentals.............................        43,792           43,148          85,400             86,253
     Cost of core financing......................        36,804           36,156          71,997             72,642
     Cost of non-core financing..................         8,973           10,701          20,240             21,777
     Cost of business services...................       229,529          193,706         452,322            381,557
     Cost of support services....................        80,863           73,226         159,162            144,829
     Selling, general and administrative.........       302,123          288,704         597,273            573,769
     Research and development....................        39,008           36,095          74,759             70,164
     Restructuring charges (Note 9)..............        32,091                -          53,356                  -
     Interest, net...............................        40,178           45,327          83,459             90,625
                                                   ------------     ------------    ------------      -------------

         Total costs and expenses................       960,910          873,011       1,885,444          1,733,983
                                                   ------------     ------------    ------------      -------------

Income before income taxes.......................       172,968          208,314         339,243            396,850
Provision for income taxes.......................        54,072           65,211         106,444            124,230
                                                   ------------     ------------    ------------      -------------

Net income.......................................  $    118,896     $    143,103    $    232,799      $     272,620
                                                   ============     ============    ============      =============

Basic earnings per share.........................  $        .51     $        .60    $        .99      $        1.13
                                                   ============     ============    ============      =============

Diluted earnings per share.......................  $        .50     $        .59    $        .98      $        1.12
                                                   ============     ============    ============      =============

Dividends declared per share of common stock.....  $        .30     $       .295    $        .60      $         .59
                                                   ============     ============    ============      =============

Ratio of earnings to fixed charges...............          4.25             4.41            4.07               4.26
                                                   ============     ============    ============      =============


                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 4
                                             Pitney Bowes Inc.
                                       Consolidated Balance Sheets
                                       ---------------------------

                                                                     June 30,        December 31,
(Dollars in thousands, except share data)                                2003                2002
                                                              ---------------    ----------------
                                                                   (Unaudited)
Assets
------
Current assets:
     Cash and cash equivalents..............................  $       358,167    $        315,156
     Short-term investments, at cost which
         approximates market................................            7,464               3,491
     Accounts receivable, less allowances:
         6/03, $37,560; 12/02, $35,139......................          417,157             404,366
     Finance receivables, less allowances:
         6/03, $65,939; 12/02, $71,373......................        1,388,248           1,446,460
     Inventories (Note 3)...................................          231,425             210,888
     Other current assets and prepayments...................          192,679             172,264
                                                              ---------------    ----------------

         Total current assets...............................        2,595,140           2,552,625

Property, plant and equipment, net (Note 4).................          647,682             622,244
Rental equipment and related inventories, net (Note 4)......          426,996             422,717
Property leased under capital leases, net (Note 4)..........            2,245               1,974
Long-term finance receivables, less allowances:
     6/03, $77,131; 12/02, $82,635..........................        1,637,674           1,686,168
Investment in leveraged leases..............................        1,542,640           1,559,915
Goodwill (Note 11)..........................................          911,347             827,241
Other assets................................................        1,108,596           1,059,430
                                                              ---------------    ----------------

Total assets................................................  $     8,872,320    $      8,732,314
                                                              ===============    ================

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities...............  $     1,319,719    $      1,248,337
     Income taxes payable...................................          170,863              98,897
     Notes payable and current portion of
         long-term obligations .............................          582,203           1,647,338
     Advance billings.......................................          373,697             355,737
                                                              ---------------    ----------------

         Total current liabilities..........................        2,446,482           3,350,309

Deferred taxes on income....................................        1,556,269           1,535,618
Long-term debt (Note 5).....................................        3,240,110           2,316,844
Other noncurrent liabilities................................          349,487             366,216
                                                              ---------------    ----------------

         Total liabilities..................................        7,592,348           7,568,987
                                                              ---------------    ----------------

Preferred stockholders' equity in a subsidiary company......          310,000             310,000

Stockholders' equity:
     Cumulative preferred stock, $50 par
         value, 4% convertible..............................               19                  24
     Cumulative preference stock, no par
         value, $2.12 convertible...........................            1,368               1,432
     Common stock, $1 par value.............................          323,338             323,338
     Capital in excess of par value.........................                -                   -
     Retained earnings......................................        3,930,970           3,848,562
     Accumulated other comprehensive income (Note 8)........          (40,474)           (121,615)
     Treasury stock, at cost................................       (3,245,249)         (3,198,414)
                                                              ---------------    ----------------

         Total stockholders' equity.........................          969,972             853,327
                                                              ---------------    ----------------

Total liabilities and stockholders' equity..................  $     8,872,320    $      8,732,314
                                                              ===============    ================

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 5

                                                    Pitney Bowes Inc.
                                         Consolidated Statements of Cash Flows
                                                       (Unaudited)
                                         -------------------------------------
(Dollars in thousands)
                                                                              Six Months Ended June 30,
                                                                       --------------------------------
                                                                                2003               2002
                                                                       -------------     --------------
Cash flows from operating activities:
     Net income .....................................................  $     232,799     $      272,620
     Restructuring charges, net......................................         34,148                  -
     Restructuring and other special payments........................        (23,722)           (38,790)
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization..........................        138,506            129,095
              Increase in deferred taxes on income...................         48,385             25,654
              Change in assets and liabilities:
                  Accounts receivable................................          3,653            (12,185)
                  Net investment in internal finance receivables.....         (1,433)           (20,244)
                  Inventories........................................         (7,949)           (28,682)
                  Other current assets and prepayments...............         (8,176)            (3,865)
                  Accounts payable and accrued liabilities...........        (37,930)             1,341
                  Income taxes payable...............................         49,328             (9,327)
                  Advance billings...................................          4,871              3,157
                  Other, net.........................................         (6,644)             8,489
                                                                       -------------     --------------

                  Net cash provided by operating activities..........        425,836            327,263
                                                                       -------------     --------------

Cash flows from investing activities:
     Short-term investments..........................................         (3,369)           (10,115)
     Net investment in fixed assets..................................       (138,355)           (96,939)
     Net investment in finance receivables...........................         (4,350)            (1,645)
     Net investment in capital services..............................        160,256             40,703
     Investment in leveraged leases..................................         36,642            (48,251)
     Reserve account deposits........................................         16,636                675
     Other investing activities......................................        (69,441)            (4,373)
                                                                       -------------     --------------

                  Net cash used in investing activities..............         (1,981)          (119,945)
                                                                       -------------     --------------

Cash flows from financing activities:
     (Decrease) increase in notes payable, net.......................       (664,198)            58,087
     Proceeds from long-term obligations.............................      1,025,985            217,938
     Principal payments on long-term obligations.....................       (554,528)          (202,415)
     Proceeds from issuance of stock.................................         33,499             29,671
     Stock repurchases...............................................        (90,016)          (161,137)
     Dividends paid..................................................       (140,778)          (142,185)
                                                                       -------------     --------------

                  Net cash used in financing activities..............       (390,036)          (200,041)
                                                                       -------------     --------------

Effect of exchange rate changes on cash..............................          9,192              1,778
                                                                       -------------     --------------

Increase in cash and cash equivalents................................         43,011              9,055

Cash and cash equivalents at beginning of period.....................        315,156            231,588
                                                                       -------------     --------------

Cash and cash equivalents at end of period...........................  $     358,167     $      240,643
                                                                       =============     ==============

Interest paid........................................................  $      96,908     $       94,303
                                                                       =============     ==============

Income taxes paid, net...............................................  $      18,306     $       88,769
                                                                       =============     ==============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 6
                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles
(GAAP) for complete financial statements. In the opinion of the management of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at June 30, 2003 and December 31, 2002, the results of its operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002 have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2003. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company's 2002 Annual Report to Stockholders on Form 10-K. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

Note 2:
------

In 2001, Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against this new criterion and resulted in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. Under a nonamortization approach, goodwill and indefinite-lived intangibles have not been amortized into results of operations, but instead will be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite-lived intangibles is more than its fair value. In 2001, the company adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001. On January 1, 2002, the company adopted the provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001. The adoption of these standards reduced the annual amortization of intangible assets commencing January 1, 2002 by approximately 2 cents per diluted share. Goodwill is reviewed for impairment on an annual basis or as circumstances warrant.

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

In 2001, FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion No. 30, to report discontinued operations separately from continuing operations and extends that reporting to separate components of an entity. FAS No. 144 is effective January 1, 2002 for the company. The adoption of this statement did not impact the company's financial position, results of operations or cash flows.

In 2002, FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. FAS No. 145 is effective January 1, 2003 for the company. The adoption of this statement did not impact the company's financial position, results of operations or cash flows.

In 2002, FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement nullifies the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for one-time benefit arrangements and exit or disposal activities initiated after December 31, 2002. The company accounts for ongoing benefit arrangements under FAS No. 112 "Employers' Accounting for Postemployment Benefits", which requires that a liability be recognized when the costs are probable and estimable. See Note 9 to the consolidated financial statements.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 7

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

In 2002, FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends FAS No. 123, "Accounting for Stock-Based Compensation," was issued. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. FAS No. 148 is effective January 1, 2003 for the company. The company adopted the disclosure-only provisions of this statement.

The company adopted FAS No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996. Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The company adopted the disclosure-only provisions, as permitted by FAS No. 123. The company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense has been recognized for its U.S. and U.K. Stock Option Plans (ESP) or its U.S. and U.K. Employee Stock Purchase Plans (ESPP), except for the compensation expense recorded for its performance-based awards under the ESP and the Directors' Stock Plan. If the company had elected to recognize compensation expense based on the fair value method as prescribed by FAS No. 123, net income and earnings per share for the three and six months ended June 30, 2003 and 2002 would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share data)

                                                          Three Months Ended June 30,      Six Months Ended June 30,
                                                                  2003           2002            2003           2002
                                                          ------------    -----------      ----------      ---------
Net Income
  As reported...........................................  $    118,896    $   143,103      $  232,799      $ 272,620
  Deduct:   Stock-based  employee  compensation  expense
     determined  under fair value method for all awards,
     net of related tax effects.........................        (4,861)        (5,243)        (10,013)       (10,871)
                                                          ------------    -----------      ----------      ---------
  Pro forma.............................................  $    114,035    $   137,860      $  222,786      $ 261,749
                                                          ============    ===========      ==========      =========

Basic earnings per share
  As reported...........................................  $        .51    $       .60      $      .99      $    1.13
  Pro forma.............................................  $        .49    $       .57      $      .95      $    1.09

Diluted earnings per share
  As reported...........................................  $        .50    $       .59      $      .98      $    1.12
  Pro forma.............................................  $        .48    $       .57      $      .94      $    1.07

In accordance with FAS No. 123, the fair value method of accounting has not been applied to awards granted prior to January 1, 1995. Therefore, the resulting pro forma impact may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                       Three and Six Months Ended June 30,
                                                                   2003               2002
                                                       ----------------    ---------------
Expected dividend yield.................................           3.5%               3.1%
Expected stock price volatility.........................            32%                30%
Risk-free interest rate.................................             3%                 4%
Expected life (years)...................................             5                  5

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 8

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to pre-existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Effective July 1, 2003, the company will consolidate its equity investment in PBG Capital Partners LLC (PBG). At June 30, 2003, PBG's total assets and liabilities were $341 million and $212 million, respectively. The consolidation of PBG will not have a material impact on the company's results of operations or cash flows.

In March 2003, the EITF reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance for EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Accordingly, the company will adopt EITF No. 00-21 on July 1, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The company believes it is in compliance with the provisions of EITF No. 00-21.

In April 2003, FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of FAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The company does not expect that the adoption of these provisions will have a material impact on its financial position, results of operations or cash flows.

In May 2003, FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued. FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of FAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and are effective July 1, 2003 for the company. The adoption of this statement will not impact the company's financial position, results of operations or cash flows.

Note 3:
-------

Inventories are composed of the following:

(Dollars in thousands)                                 June 30,   December 31,
                                                           2003           2002
                                                  -------------   ------------
Raw materials and work in process................ $      95,050   $     80,075
Supplies and service parts.......................        57,444         54,849
Finished products................................        78,931         75,964
                                                  -------------   ------------

Total  .......................................... $     231,425   $    210,888
                                                  =============   ============
Note 4:
------

Fixed assets are composed of the following:

(Dollars in thousands)                                 June 30,   December 31,
                                                           2003           2002
                                                  -------------   ------------
Property, plant and equipment.................... $   1,516,560   $  1,426,522
Accumulated depreciation.........................      (868,878)      (804,278)
                                                  -------------   ------------

Property, plant and equipment, net............... $     647,682   $    622,244
                                                  =============   ============

Rental equipment and related inventories......... $   1,148,613   $  1,095,345
Accumulated depreciation.........................      (721,617)      (672,628)
                                                  -------------   ------------

Rental equipment and related inventories, net.... $     426,996   $    422,717
                                                  =============   ============

Property leased under capital leases............. $      14,530   $     14,513
Accumulated amortization.........................       (12,285)       (12,539)
                                                  -------------   ------------

Property leased under capital leases, net........ $       2,245   $      1,974
                                                  =============   ============

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 9

Depreciation expense was $125.8 million and $115.3 million for the six months ended June 30, 2003 and 2002, respectively.

Note 5:
------

At June 30, 2003, $456 million remained available under the shelf registration statement filed in October 2001 with the SEC, permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. In April 2003, as part of this shelf registration statement, the company established a medium-term note program for the issuance of up to $1.4 billion in aggregate principal, representing the remaining amount available on the shelf at that time.

In June 2003, the company issued $375 million of unsecured fixed rate notes maturing in June 2013. These notes bear interest at an annual rate of 3.875% and pay interest semi-annually beginning December 2003. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper and the repurchase of company stock.

In June 2003, the company issued $200 million of unsecured floating rate notes maturing in June 2005. These notes bear interest at a floating rate of LIBOR minus 3 basis points, set two business days preceding the quarterly interest payment dates. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper and the repurchase of company stock.

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

In February 2003, the company sold 6.45% Preferred Stock in a subsidiary of Pitney Bowes Credit Corporation to an outside institutional investor for approximately A$191 million ($110 million). As part of this transaction, the company agreed to repurchase the stock in 10 years. Additionally, the company entered into a cross currency interest rate swap with the same institutional investor, effectively converting the obligation to a $110 million note that bears interest at a floating rate of approximately LIBOR minus 50 basis points. This note was recorded as long-term debt in the Consolidated Balance Sheets. The proceeds from this transaction were used for general corporate purposes, including the repayment of commercial paper and the repurchase of company stock.

In September 2002, the company issued $400 million of unsecured fixed rate notes maturing in October 2012. These notes bear interest at an annual rate of 4.625% and pay interest semi-annually beginning April 2003. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper in anticipation of 2003 debt maturities.

In February 2002, the company completed an offering of Euros 250 million of senior unsecured notes. These notes bear interest at a floating rate of EURIBOR plus 20 basis points, set two Euro business days preceding the quarterly interest payment dates and mature in August 2003. The notes are listed on the Luxembourg Stock Exchange and have been designated as a hedge of Euro denominated net investments held by the company. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, the financing of acquisitions and the repurchase of company stock.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 10

Note 6:
------

A reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 2003 and 2002 is as follows (in thousands, except per share data):

                                                 2003                                                 2002
                              --------------------------------------------        --------------------------------------------

                                                                       Per                                                 Per
                                     Income           Shares         Share               Income            Shares        Share
--------------------------------------------------------------------------        --------------------------------------------
Net income                    $     118,896                                       $     143,103
Less:
     Preferred stock
      dividends                           -                                                   -
     Preference stock
      dividends                         (27)                                                (31)
--------------------------------------------------------------------------        --------------------------------------------

Basic earnings per
 share                        $     118,869          234,043     $     .51        $     143,072           239,948    $     .60
--------------------------------------------------------------------------        --------------------------------------------

Effect of dilutive
 securities:
     Preferred stock                      -               11                                  -                12
     Preference stock                    27              844                                 31               944
     Stock options                                     1,204                                                1,951
     Other                                                34                                                  113
--------------------------------------------------------------------------        --------------------------------------------

Diluted earnings per
 share                        $     118,896          236,136     $     .50        $     143,103           242,968    $     .59
==========================================================================        ============================================

A reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2003 and 2002 is as follows (in thousands, except per share data):

                                                 2003                                                 2002
                              --------------------------------------------        --------------------------------------------

                                                                       Per                                                 Per
                                     Income           Shares         Share               Income            Shares        Share
--------------------------------------------------------------------------        --------------------------------------------

Net income                    $     232,799                                       $     272,620
Less:
     Preferred stock
      dividends                           -                                                   -
     Preference stock
      dividends                         (55)                                                (61)
--------------------------------------------------------------------------        --------------------------------------------

Basic earnings per
 share                        $     232,744          234,462     $     .99        $     272,559           240,799    $    1.13
--------------------------------------------------------------------------        --------------------------------------------

Effect of dilutive
 securities:
     Preferred stock                      -               11                                  -                12
     Preference stock                    55              855                                 61               947
     Stock options                                     1,072                                                1,876
     Other                                                21                                                  100
--------------------------------------------------------------------------        --------------------------------------------

Diluted earnings per
 share                        $     232,799          236,421     $     .98        $     272,620           243,734    $    1.12
==========================================================================        ============================================

In accordance with FAS No. 128, "Earnings per Share," 4.3 million and 1.9 million common stock equivalent shares for the three months ended June 30, 2003 and 2002, respectively, and 4.6 million and 2.1 million common stock equivalent shares for the six months ended June 30, 2003 and 2002, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares would be antidilutive.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 11

Note 7:
------

Revenue and operating profit by business segment for the three and six months ended June 30, 2003 and 2002 were as follows:

(Dollars in thousands)                                    Three Months Ended June 30,                Six Months Ended June 30,
                                                            2003                 2002                  2003               2002
                                                     -----------          -----------           -----------        -----------
Revenue:
   Global Mailing..............................      $   785,885          $   737,203           $ 1,533,826        $ 1,449,294
   Enterprise Solutions........................          310,641              299,131               613,850            590,521
                                                     -----------          -----------           -----------         ----------

   Total Messaging Solutions...................        1,096,526            1,036,334             2,147,676          2,039,815

   Non-core....................................           26,649               35,328                56,405             70,996
   Core........................................           10,703                9,663                20,606             20,022
                                                     -----------           ----------           -----------         ----------
   Capital Services............................           37,352               44,991                77,011             91,018
                                                     -----------           ----------           -----------         ----------

Total revenue..................................      $ 1,133,878          $ 1,081,325           $ 2,224,687        $ 2,130,833
                                                     ===========          ===========           ===========        ===========

Operating Profit: (1)
   Global Mailing..............................      $   236,094          $   225,087           $   456,671        $   426,668
   Enterprise Solutions........................           16,309               22,354                27,673             39,935
                                                     -----------          -----------           -----------        -----------

   Total Messaging Solutions...................          252,403              247,441               484,344            466,603

   Non-core....................................           12,331               16,123                24,356             31,503
   Core........................................            5,427                3,736                10,498              8,063
                                                     -----------          -----------           -----------        -----------
   Capital Services............................           17,758               19,859                34,854             39,566
                                                     -----------          -----------           -----------        -----------

Total operating profit.........................          270,161              267,300               519,198            506,169


Unallocated amounts:
   Net interest (corporate interest expense,
    net of intercompany transactions)..........          (26,362)             (22,914)              (52,555)           (43,159)
   Corporate expense...........................          (38,740)             (36,072)              (74,044)           (66,160)
   Restructuring charges.......................          (32,091)                   -               (53,356)                 -
                                                     -----------          -----------           -----------        -----------

Income before income taxes.....................      $   172,968          $   208,314           $   339,243        $   396,850
                                                     ===========          ===========           ===========        ===========

(1) Operating  profit  excludes  general  corporate  expenses,  income taxes and net  interest  other than that related to finance operations.

Net interest expense included in business segment operating profit was as follows:

 (Dollars in thousands)                                   Three Months Ended June 30,               Six Months Ended June 30,
                                                            2003                 2002                  2003              2002
                                                     -----------          -----------           -----------         ---------
   Global Mailing..............................      $     6,177          $    11,631           $    14,551         $  25,123
   Enterprise Solutions........................              306                  191                   588               416
                                                     -----------          -----------           -----------         ---------

   Total Messaging Solutions...................            6,483               11,822                15,139            25,539

   Non-core....................................            5,346                8,503                11,809            17,715
   Core........................................            1,987                2,088                 3,956             4,212
                                                     -----------          -----------           -----------         ---------
   Capital Services............................            7,333               10,591                15,765            21,927
                                                     -----------          -----------           -----------         ---------
Total net interest expense for reportable
 segments .....................................           13,816               22,413                30,904            47,466
Net interest (corporate interest expense,
 net of intercompany transactions).............           26,362               22,914                52,555            43,159
                                                     -----------          -----------           -----------         ---------

Consolidated net interest expense..............      $    40,178          $    45,327           $    83,459         $  90,625
                                                     ===========          ===========           ===========         =========

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 12

Note 8:
------

Comprehensive income for the three and six months ended June 30, 2003 and 2002 was as follows:

(Dollars in thousands)                             Three Months Ended June 30,        Six Months Ended June 30,
                                                          2003            2002             2003            2002
                                                   -----------     -----------      -----------     -----------
Net income........................................ $   118,896     $   143,103      $   232,799     $   272,620
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments.......      44,476          23,759           86,943          21,865
   Net unrealized (losses)/gains on derivative
     instruments..................................      (3,214)         (2,251)          (5,802)            719
                                                   -----------     -----------      -----------     -----------

Comprehensive income.............................. $   160,158     $   164,611      $   313,940     $   295,204
                                                   ===========     ===========      ===========     ===========

Note 9:
------

In January 2003, the company announced that it would undertake restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. The company expects that the pre-tax cost of these restructuring initiatives will be about $160 million ($100 million after tax) over a two-year period as the various initiatives take effect. See note 2 to the consolidated financial statements for the company's accounting policy related to costs associated with exit or disposal activities.

In connection with this plan, the company recorded a pre-tax restructuring charge of $32.1 million during the second quarter of 2003. For the six months ended June 30, 2003, pre-tax restructuring charges were $53.4 million. The pre-tax restructuring charge was composed of:

(Dollars in millions)                               Three Months     Six Months
                                                           Ended          Ended
                                                   June 30, 2003  June 30, 2003
                                                   -------------   -------------


Severance and benefit costs....................... $        29.2   $       47.6
Asset impairments.................................           0.2            0.7
Other exit costs..................................           2.7            5.1
                                                   -------------   ------------

     Total........................................ $        32.1   $       53.4
                                                   =============   ============

Accrued restructuring charges at June 30, 2003 are composed of the following:

(Dollars in millions)

                                          Total
                                  restructuring          Cash        Non-cash        Ending balance
                                        charges      payments         charges      at June 30, 2003
                                  -------------      --------        --------      ----------------
Severance and
benefit costs                     $        47.6      $   17.9        $      -      $           29.7

Asset impairments                           0.7             -             0.7                     -

Other exit costs                            5.1           1.0               -                   4.1
                                  -------------      --------        --------      ----------------
                                  $        53.4      $   18.9        $    0.7      $           33.8
                                  =============      ========        ========      ================

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs recorded for the six months ended June 30, 2003 relate to a reduction in workforce of approximately 850 employees worldwide as of June 30, 2003 and expected future workforce reductions of approximately 1,000 employees. The workforce reductions relate to actions across several of the company's businesses resulting from infrastructure and process improvements and its continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 73% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments relate primarily to the write-off of property, plant and equipment, resulting from the closure or streamlining of certain facilities. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 13

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

The following table summarizes the estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

 (Dollars in thousands)
Intangible assets..................   $  42,286
Goodwill...........................     113,247
Other, net.........................      10,967
Debt...............................     (39,445)
                                      ---------
   Purchase price..................   $ 127,055
                                      =========

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

The following unaudited pro forma consolidated results have been prepared as if the acquisition of PSI had occurred on January 1, 2002:

 (Dollars in thousands)               Three Months Ended June 30,       Six Months Ended June 30,
                                              2003           2002              2003          2002
                                      ------------  -------------       -----------   -----------
Total revenue......................   $  1,133,878  $   1,101,325       $ 2,224,687   $ 2,170,833



The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been completed on January 1, 2002, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma earning results of this acquisition was not material to earnings on either a per share or an aggregate basis.

During 2003 and 2002, the company also completed several smaller acquisitions. During 2003, the company acquired one of its address printing suppliers and two of its international dealerships. During 2002, the company acquired the remaining 43% ownership interest of MailCode Inc., some of its international dealerships and presort businesses. The cost of these acquisitions was in the aggregate less than $50 million in each year. These acquisitions did not have a material impact on the company's financial results either individually or on an aggregate basis.

Note 11:
-------

Acquired intangible assets, net of accumulated amortization, are included in other assets in the Consolidated Balance Sheets and are composed of the following:

(Dollars in thousands)                           June 30, 2003                         December 31, 2002
                                      ---------------------------------       ----------------------------------
                                      Gross Carrying        Accumulated       Gross Carrying         Accumulated
                                              Amount       Amortization               Amount        Amortization
                                      --------------       ------------       --------------        ------------

Amortized intangible assets:
Customer relationships.............   $      141,350       $     12,799       $      133,414        $      7,177
Mailing technology.................           62,953              6,487               38,100               3,645
Trademark and trade names..........            8,274              3,201                6,900               1,805
Non-compete agreements.............            3,363              1,334                2,986                 707
                                      --------------       ------------       --------------        ------------
                                      $      215,940       $     23,821       $      181,400        $     13,334
                                      ==============       ============       ==============        ============


In May 2003, the company acquired intangible assets associated with its inserter technology for $17.4 million in cash. The intangible assets will be amortized over 12 years.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 14

The aggregate intangible asset amortization expense for the three and six months ended June 30, 2003 was $3.9 million and $7.6 million, respectively. Estimated intangible amortization expense for 2003 and the five succeeding years is as follows:

(Dollars in thousands)
For year ending 12/31/03....................     $ 16,294
For year ending 12/31/04....................     $ 17,098
For year ending 12/31/05....................     $ 16,929
For year ending 12/31/06....................     $ 16,272
For year ending 12/31/07....................     $ 14,789
For year ending 12/31/08....................     $ 14,237

Changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2003 are as follows:

(Dollars in thousands)                              Global    Enterprise
                                                   Mailing     Solutions         Total
                                                 ---------    ----------     ---------
Balance at January 1, 2003..................     $ 405,291    $  421,950     $ 827,241
Goodwill acquired during the period.........        37,756             -        37,756
Other.......................................        38,254         8,096        46,350
                                                 ---------    ----------     ---------
Balance at June 30, 2003....................     $ 481,301    $  430,046     $ 911,347
                                                 =========    ==========     =========

Other primarily includes the impact of foreign currency translation adjustments.

Note 12:
-------

In connection with its Capital Services programs, the company has sold finance receivables and entered into guarantee contracts with varying amounts of recourse in privately-placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $133.6 million and $183.0 million at June 30, 2003 and December 31, 2002, respectively. In accordance with GAAP, the company does not record these amounts as liabilities on its Consolidated Balance Sheets.

The company's maximum risk of loss on these finance receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value, and supported by the creditworthiness of its customers. At June 30, 2003 and December 31, 2002, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts.

In connection with the sale of certain businesses, the company has agreed to indemnify the buyer for certain losses related to assets acquired by the buyer. The company's Consolidated Balance Sheets included a liability of approximately $9 million, at June 30, 2003 and December 31, 2002, respectively, for these indemnifications, which reflects the company's maximum probable exposure.

The company provides product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. The company's product warranty liability reflects management's best estimate of probable liability under its product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, the company's product warranty liability at June 30, 2003 and December 31, 2002, respectively, was not material.

Note 13:
-------

In June 2002, the company received an examination report from the Internal Revenue Service (IRS) showing proposed income tax adjustments for the 1992 to 1994 tax years. The total additional tax proposed by the IRS for the 1992 through 1994 tax years is about $24 million. In August 2002, the company filed a protest with the IRS to challenge most of the proposed deficiencies asserted by the IRS. The company believes that it has meritorious defenses to those deficiencies and that the ultimate outcome will not result in a material effect on its results of operations, financial position or cash flows. However, if the IRS prevails on its asserted deficiencies, additional tax may be due for 1995 and future tax years, which could materially affect its future results of operations, financial position or cash flows. At any time, the company's provision for taxes could be affected by changes in tax law and interpretations by governments or courts.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 15

Item 2.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                   -------------------------------------------------

Results of Continuing Operations - second quarter of 2003 vs.
-------------------------------------------------------------
second quarter of 2002
----------------------

Revenue increased 5 percent in the second quarter of 2003 to $1.13 billion compared with $1.08 billion in the second quarter of 2002 driven primarily by the acquisition of PSI and the favorable impact of foreign currency.

Net income decreased to $118.9 million in the second quarter of 2003 compared with $143.1 million in the second quarter of 2002. Diluted earnings per share decreased to 50 cents in the second quarter of 2003 from 59 cents in the second quarter of 2002. During the second quarter of 2003, we took further actions related to our previously announced restructuring initiatives to support our long-term growth strategies. Net income for the second quarter of 2003 was reduced by a pre-tax restructuring charge of $32 million ($21 million net of tax) or 9 cents per diluted share relating to these actions. As previously announced, we expect to record approximately $160 million of pre-tax ($100 million net of tax) restructuring charges over the next two years.

Second quarter 2003 revenue included $327.8 million from sales compared with $327.5 million in the second quarter of 2002 due to strong supplies sales and the favorable impact of foreign currency partially offset by the impact of delayed decision-making for upgrades and new equipment purchases at the high end of our product line; $211.4 million from rentals, up 4 percent from $203.9 million due to the favorable impact of foreign currency and strong placements of our standalone meters in the U.S. and new digital meters in the U.S. and France; $135.9 million from core financing, up 4 percent from $130.3 million; $26.6 million from non-core financing, down 25 percent from $35.3 million due to our previously announced decision to cease originating large-ticket, structured, third-party financing of non-core assets; $279.3 million from business services, up 16 percent from $241.2 million due primarily to our acquisition of PSI and the favorable impact of foreign currency; and $152.8 million from support services, up 7 percent from $143.2 million due primarily to an increased service contract base and the favorable impact of foreign currency.

Our Global Mailing segment includes worldwide revenue and related expenses from the rental of postage meters and the sale, rental and financing of mailing equipment, including mail finishing, software-based mail creation equipment, and production mail equipment in our non-U.S. businesses. We also include in this segment software-based shipping, transportation and logistics systems, related supplies and services, presort mail services, postal payment and supply chain solutions such as order management and fulfillment support. During the second quarter of 2003, Global Mailing revenue increased 7 percent and operating profit increased 5 percent. Revenue growth was driven by the acquisition of PSI and the favorable impact of foreign currency, which more than offset the negative impact of some delayed decision-making for upgrades and new equipment purchases at the high end of the product line as a result of business and economic uncertainty. Operating profit was favorably impacted by foreign currency and lower interest expense, partially offset by higher research and development costs attributable to spending for the next generation of low-end digital meters and incremental costs to integrate new PSI Group processing sites. Non-U.S. revenue grew at a double-digit rate as a result primarily of the favorable impact of foreign currency. On a local currency basis, Canada again had good revenue and operating profit growth driven by placements of new digital meter systems and high-end production mailing systems. France also experienced another quarter of strong revenue and operating profit growth on a local currency basis due to the integration and success of the Secap organization. Some European countries experienced declining revenue on a local currency basis due to weak economic conditions. Japan and Australia also experienced declining revenue on a local currency basis.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 16

Our Enterprise Solutions segment includes Pitney Bowes Management Services
(PBMS) and Document Messaging Technologies (DMT). PBMS includes revenue and related expenses from facilities management contracts for advanced mailing, secure mail services, reprographic, document management and other value-added services to large enterprises. DMT includes revenue and related expenses from the sale, service and financing of high speed, software-enabled production mail systems, sorting equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software. During the second quarter of 2003, revenue grew 4 percent while operating profit declined 27 percent. PBMS revenue grew 5 percent to $252 million compared with the prior year, while operating profit declined 26 percent. Contraction in the telecommunications, financial services and transaction-based legal services industries had an adverse impact on PBMS's revenue growth and operating profit margins. However, PBMS improved its operating profit margin during the second quarter of 2003 compared with the first quarter of 2003. PBMS continues to remain focused on diversifying its customer base and providing higher value services to its existing customers, while enacting cost reduction and containment measures to address margin pressures. DMT revenue increased 1 percent to $58 million while operating profit declined 32 percent compared with the prior year. However, compared with the first quarter of 2003, operating profit margins improved and customer demand for DMT solutions appears to be improving. DMT continued to be adversely impacted by reduced capital spending by businesses resulting in slower placements of high margin equipment and an increase in lower margin service revenue.

Total Messaging Solutions, the combined results of the Global Mailing segment and Enterprise Solutions segment, reported 6 percent revenue growth and 2 percent operating profit growth.

Our Capital Services segment consists of external financing of third-party equipment. It comprises primarily asset- and fee-based income generated by financing or arranging transactions of critical large-ticket customer assets. During the second quarter of 2003, revenue decreased 17 percent and operating profit decreased 11 percent, consistent with our previously announced decision to cease originating large-ticket, structured, third-party financing of non-core assets. Operating profit was favorably impacted by lower interest expense compared to the prior year. Core revenue increased 11 percent in the second quarter and operating profit increased 45 percent. Non-core revenue decreased 25 percent in the second quarter and operating profit decreased 24 percent. During the second quarter of 2003, we liquidated approximately $71 million of our assets held for sale, and continued to pursue the sale of other non-core lease assets on an economically advantageous basis, which resulted in the sale of an additional $52 million of assets from the portfolio. The proceeds from these sales approximated our net investment at that time.

Cost of sales increased to 45.0 percent of sales revenue in the second quarter of 2003 compared with 44.6 percent in the second quarter of 2002. The increase was mainly driven by the increase in mix of lower margin international revenue and the initial costs associated with the transition to outsourcing of parts for digital equipment.

Cost of rentals decreased to 20.7 percent of rentals revenue in the second quarter of 2003 compared with 21.2 percent in the second quarter of 2002 due primarily to lower depreciation costs associated with standalone meters and lower repair costs resulting from the shift from electronic to digital meters.

Cost of core financing decreased to 27.1 percent of related revenue in the second quarter of 2003 compared with 27.8 percent in the second quarter of 2002 due to cost reduction initiatives in our financial services business.

Cost of non-core financing increased to 33.7 percent of related revenue in the second quarter of 2003 compared with 30.3 percent in the second quarter of 2002 due to our decision to cease originating large-ticket, structured, third-party financing of non-core assets and sell non-core lease assets on an economically advantageous basis.

Cost of business services increased to 82.2 percent of related revenue in the second quarter of 2003 compared with 80.3 percent in the second quarter of 2002 due to initial lower margins, higher start-up costs and delayed implementation associated with new accounts, and the loss of higher margin business with long-term customers as they continue to downsize.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 17

Cost of support services increased to 52.9 percent of related revenue in the second quarter of 2003 compared with 51.1 percent in the second quarter of 2002 partly due to the increase in the mix of lower margin international support services revenue.

Selling, general and administrative expenses were 26.6 percent of revenue in the second quarter of 2003 compared with 26.7 percent in the second quarter of 2002 reflecting our emphasis on controlling operating expenses, partially offset by our continuing investment in infrastructure improvements and the effects of foreign currency.

Research and development expenses increased 8 percent to $39.0 million in the second quarter of 2003 compared with $36.1 million in the second quarter of 2002. The increase reflects our continued commitment to develop new technologies and enhanced mailing and software products.

Net interest expense decreased to $40.2 million in the second quarter of 2003 from $45.3 million in the second quarter of 2002. The decrease was due to lower average interest rates during 2003 compared to 2002 associated with borrowings to fund our investment in leasing and rental products, acquisitions, dividends and the stock repurchase program.

The effective tax rate was 31.3 percent for the second quarter of 2003 and 2002. The effective tax rate for the second quarter of 2003 includes a .7 percent tax benefit from the restructuring charge recorded in the second quarter of 2003. Our effective tax rate was negatively impacted by our strategy to cease originating large-ticket, structured, third-party financing of non-core assets.

Results of Continuing Operations - six months of 2003 vs. six months of 2002
----------------------------------------------------------------------------

For the first six months of 2003 compared with the same period of 2002, revenue increased 4 percent to $2.22 billion, and net income decreased 15 percent to $232.8 million. Net income for the first six months of 2003 was reduced by a pre-tax restructuring charge of $53 million ($34 million net of tax) or 14 cents per diluted share. The factors that affected revenue and operating profit for the six months ended June 30, 2003 compared with the same period of 2002 included those cited for the second quarter of 2003 versus 2002.

Accounting Pronouncements
-------------------------

In 2001, Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against this new criterion and resulted in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. Under a nonamortization approach, goodwill and indefinite-lived intangibles have not been amortized into results of operations, but instead will be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite-lived intangibles is more than its fair value. In 2001, we adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001. On January 1, 2002, we adopted the provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001. The adoption of these standards reduced the annual amortization of intangible assets commencing January 1, 2002 by approximately 2 cents per diluted share. Goodwill is reviewed for impairment on an annual basis or as circumstances warrant.

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

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 18

In 2001, FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion No. 30, to report discontinued operations separately from continuing operations and extends that reporting to separate components of an entity. FAS No. 144 is effective January 1, 2002. The adoption of this statement did not impact our financial position, results of operations or cash flows.

In 2002, FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. FAS No. 145 is effective January 1, 2003. The adoption of this statement did not impact our financial position, results of operations or cash flows.

In 2002, FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement nullifies the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for one-time benefit arrangements and exit or disposal activities initiated after December 31, 2002. We account for ongoing benefit arrangements under FAS No. 112 "Employers' Accounting for Postemployment Benefits", which requires that a liability be recognized when the costs are probable and estimable. See Note 9 to the consolidated financial statements.

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

In 2002, FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends FAS No. 123, "Accounting for Stock-Based Compensation," was issued. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. FAS No. 148 is effective January 1, 2003. We adopted the disclosure-only provisions of this statement. See Note 2 to the consolidated financial statements.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 19

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to pre-existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Effective July 1, 2003, we will consolidate our equity investment in PBG Capital Partners LLC (PBG). At June 30, 2003, PBG's total assets and liabilities were $341 million and $212 million, respectively. The consolidation of PBG will not have a material impact on our results of operations or cash flows.

In March 2003, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance for EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Accordingly, we will adopt EITF No. 00-21 on July 1, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. We believe we are in compliance with the provisions of EITF No. 00-21.

In April 2003, FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of FAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect that the adoption of these provisions will have a material impact on our financial position, results of operations or cash flows.

In May 2003, FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued. FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of FAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and are effective July 1, 2003. The adoption of this statement will not impact our financial position, results of operations or cash flows.

Restructuring Charges
---------------------

In January 2003, we announced that we would undertake restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. We expect that the pre-tax cost of these restructuring initiatives will be about $160 million ($100 million net of tax) over a two-year period as the various initiatives take effect. The cash outflows related to restructuring charges will be funded primarily by cash from operating activities. The restructuring charges are expected to increase our operating efficiency and effectiveness in 2003 and beyond while enhancing growth, primarily as a result of reduced personnel related expenses. See note 2 to the consolidated financial statements for our accounting policy related to costs associated with exit or disposal activities.

In connection with this plan, we recorded a pre-tax restructuring charge of $32.1 million during the second quarter of 2003. For the six months ended June 30, 2003, pre-tax restructuring charges were $53.4 million.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 20

The pre-tax restructuring charge was composed of:

(Dollars in millions)                          Three Months       Six Months
                                                   Ended            Ended
                                              June 30, 2003    June 30, 2003
                                              -------------    -------------


Severance and benefit costs...............   $         29.2    $        47.6
Asset impairments.........................              0.2              0.7
Other exit costs..........................              2.7              5.1
                                             --------------    -------------

     Total    ............................   $         32.1    $        53.4
                                             ==============    =============

Accrued restructuring charges at June 30, 2003 are composed of the following:

(Dollars in millions)

                                          Total
                                  restructuring          Cash        Non-cash       Ending balance
                                        charges      payments         charges     at June 30, 2003
                                  -------------      --------        --------     ----------------
Severance and
benefit costs                     $        47.6      $   17.9        $      -     $           29.7

Asset impairments                           0.7             -             0.7                    -

Other exit costs                            5.1           1.0               -                  4.1
                                  -------------      --------        --------     ----------------
                                  $        53.4      $   18.9        $    0.7     $           33.8
                                  =============      ========        ========     ================

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs recorded for the six months ended June 30, 2003 relate to a reduction in workforce of approximately 850 employees worldwide as of June 30, 2003 and expected future workforce reductions of approximately 1,000 employees. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 73% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments relate primarily to the write-off of property, plant and equipment, resulting from the closure or streamlining of certain facilities. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

Acquisitions
------------

In August 2002, we completed the acquisition of PSI, the nation's largest mail presort company, for approximately $127 million in cash and $39 million debt assumed. PSI prepares, sorts and aggregates mail to earn postal discounts and expedite delivery for its customers.

We accounted for the acquisition of PSI under the purchase method and accordingly, the operating results of PSI have been included in our consolidated financial statements since the date of acquisition. The acquisition of PSI did not materially affect net income for the three and six months ended June 30, 2003 and 2002, respectively.

During 2003 and 2002, we also completed several smaller acquisitions. During 2003, we acquired one of our address printing suppliers and two of our international dealerships. During 2002, we acquired the remaining 43% ownership interest of MailCode Inc., some of our international dealerships and presort businesses. The cost of these acquisitions was in the aggregate less than $50 million in each year. These acquisitions did not have a material impact on our financial results either individually or on an aggregate basis.

Liquidity and Capital Resources
-------------------------------

Our ratio of current assets to current liabilities increased to 1.06 to 1 at June 30, 2003 compared with .76 to 1 at December 31, 2002. The increase in this ratio was due primarily to the $1.1 billion decrease in notes payable and current portion of long-term obligations as a result of the exchange of short-term debt for long-term debt during the six months ended June 30, 2003.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 21

Our cash and cash equivalents increased to $358.2 million at June 30, 2003, from $315.2 million at December 31, 2002. The increase resulted from $425.8 million provided by operating activities, offset in part by $2.0 million and $390.0 million used in investing and financing activities, respectively. Net cash of $425.8 million provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in working capital. Net cash of $2.0 million used in investing activities consisted primarily of investments in fixed assets and other investing activities, partially offset by cash generated from asset sales at capital services. Other investing activities included the acquisitions of one of our address printing suppliers and two of our international dealerships. Net cash of $390.0 million used in financing activities consisted primarily of a net decrease in total debt, stock repurchases and dividends paid to stockholders.

The ratio of total debt to total debt and stockholders' equity was 79.8% and 82.3% at June 30, 2003 and December 31, 2002, respectively. Including the preferred stockholders' equity in a subsidiary company as debt, the ratio of total debt to total debt and stockholders' equity was 81.0% and 83.4% at June 30, 2003 and December 31, 2002, respectively. The decrease in this ratio was driven by favorable foreign currency translation adjustments and a net reduction of total debt for the six months ended June 30, 2003.

We generated $287 million of free cash flow (defined as net cash provided by operating activities less net investment in fixed assets) for the six months ended June 30, 2003. Free cash flow for the six months ended June 30, 2003 was reduced by approximately $24 million of payments associated with restructuring initiatives. Free cash flow is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with GAAP, but is presented because we believe it is a widely accepted indicator of our ability to incur and service debt.

The following table reconciles the reported consolidated results to adjusted results for the six months ended June 30, 2003:

(Dollars in thousands)                                                Six months ended
                                                                         June 30, 2003
                                                                      ----------------
GAAP net cash provided by operating activities, as reported.........  $        425,836
   Net investment in fixed assets...................................          (138,355)
                                                                      ----------------
Free cash flow......................................................  $        287,481
                                                                      ================


Financings and Capitalization
-----------------------------

At June 30, 2003, $456 million remained available under the shelf registration statement filed in October 2001 with the SEC, permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. In April 2003, as part of this shelf registration statement, we established a medium-term note program for the issuance of up to $1.4 billion in aggregate principal, representing the remaining amount available on the shelf at that time.

In June 2003, we issued $375 million of unsecured fixed rate notes maturing in June 2013. These notes bear interest at an annual rate of 3.875% and pay interest semi-annually beginning December 2003. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper and the repurchase of company stock.

In June 2003, we issued $200 million of unsecured floating rate notes maturing in June 2005. These notes bear interest at a floating rate of LIBOR minus 3 basis points, set two business days preceding the quarterly interest payment dates. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper and the repurchase of company stock.

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

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 22

In February 2003, we sold 6.45% Preferred Stock in a subsidiary of Pitney Bowes Credit Corporation (PBCC) to an outside institutional investor for approximately A$191 million ($110 million). As part of this transaction, we agreed to repurchase the stock in 10 years. Additionally, we entered into a cross currency interest rate swap with the same institutional investor, effectively converting the obligation to a $110 million note that bears interest at a floating rate of approximately LIBOR minus 50 basis points. This note was recorded as long-term debt in our Consolidated Balance Sheets. The proceeds from this transaction were used for general corporate purposes, including the repayment of commercial paper and the repurchase of company stock.

In September 2002, we issued $400 million of unsecured fixed rate notes maturing in October 2012. These notes bear interest at an annual rate of 4.625% and pay interest semi-annually beginning April 2003. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper in anticipation of 2003 debt maturities.

In February 2002, we completed an offering of Euros 250 million of senior unsecured notes. These notes bear interest at a floating rate of EURIBOR plus 20 basis points, set two Euro business days preceding the quarterly interest payment dates and mature in August 2003. The notes are listed on the Luxembourg Stock Exchange and have been designated as a hedge of Euro denominated net investments held by the company. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, the financing of acquisitions and the repurchase of company stock.

We believe that our financing needs for the next 12 months can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and existing commercial paper and medium-term note programs.

Capital Investments
-------------------

In the first six months of 2003, net investments in fixed assets included $82.4 million in net additions to property, plant and equipment and $56.0 million in net additions to rental equipment and related inventories compared with $65.1 million and $31.8 million, respectively, in the same period in 2002. These additions include expenditures for plant and manufacturing equipment and infrastructure improvements as well as increased investments associated with new accounts at PBMS. In the case of rental equipment, the additions included the production of postage meters. The increase in our investment in fixed assets over the prior year was driven by our continued investments in infrastructure improvements, digital equipment for PBMS sites and new digital meters.

We expect net investments in fixed assets for the remainder of 2003 to continue to be higher than the prior year. These investments will also be affected by the timing of our customers' transition to digital meters. At June 30, 2003, commitments for the acquisition of property, plant and equipment reflected plant and manufacturing equipment improvements as well as rental equipment for new and replacement programs.

Investment in commercial passenger and cargo aircraft leasing transactions
--------------------------------------------------------------------------

At June 30, 2003, our net investment in commercial passenger and cargo aircraft leasing transactions was $303.9 million, which is composed of transactions with U.S. and foreign airlines of $45.9 million and $258.0 million, respectively. This portfolio is diversified across 12 airlines and 29 aircraft and is financed through investments in leveraged lease transactions, direct financing lease transactions and through our equity investment in PBG. Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) our inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover our net investment; and/or (3) in the case of the leveraged lease portfolio, the absence of an equity defeasance or other third-party credit arrangements. Approximately 41 percent of our remaining net investment in commercial passenger and cargo aircraft leasing investments is further secured by approximately $123.4 million of equity defeasance accounts or third-party credit arrangements.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 23

At June 30, 2003, our net investment in commercial passenger and cargo aircraft leasing transactions was composed of the following:

(Dollars in thousands)
                                          % of total        Net investment
                            Aircraft      investment         June 30, 2003
                            --------      ----------        --------------
Airline

U.S.
---
United and subsidiary              5             5.2        $       15,804
Delta                              5            12.4                37,574
America West                       1             6.9                20,934
American                           6             0.9                 2,652
Southwest                          2             3.1                 9,421
Northwest                          1             1.4                 4,158
Alaska                             1             0.4                 1,095
Federal Express                    1             6.9                21,029
Credit loss reserves                                               (66,740)
                            --------      ----------        --------------
                                  22            15.1                45,927
                            --------      ----------        --------------

Foreign
-------
KLM                                2            35.5               107,867
Qantas                             2            21.7                66,074
Japan                              2            16.6                50,539
Air France                         1            11.0                33,472
                            --------      ----------        --------------
                                   7            84.9               257,952
                            --------      ----------        --------------

                                  29           100.0        $      303,879
                            ========      ==========        ==============

During the second quarter of 2003, Lufthansa exercised its early buy-out option. We received approximately $22 million from this transaction, reflecting the net investment at that time.

Capital Services portfolio
--------------------------

Our investment in Capital Services lease related assets included in our Consolidated Balance Sheets was composed of the following:

(Dollars in millions)
                                                            June 30, 2003
                                                            -------------

Leveraged leases..................................          $       1,543
Finance receivables...............................                    532
Other assets......................................                     57
Rental equipment..................................                     20
                                                            -------------
Total.............................................          $       2,152
                                                            =============

The $1.5 billion investment in leveraged leases on our Consolidated Balance Sheets is diversified across the following types of assets:

o $331 million related to locomotives and railcars
o $325 million for postal equipment with international postal authorities
o $292 million related to commercial real estate facilities
o $279 million related to commercial passenger and cargo aircraft
o $136 million for telecommunications equipment
o $132 million for rail and bus facilities
o $48 million for shipping and handling equipment

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 24

Our leveraged lease investment in telecommunications equipment represents leases to three highly rated international telecommunication entities. Approximately 86 percent of this portfolio is further secured by equity defeasance accounts or other third-party credit arrangements. Additionally, our leveraged lease investment in commercial real estate facilities includes approximately $86 million related to leases of corporate facilities to four U.S. telecommunication entities, of which $71 million is with lessees that are highly rated.

Overall, approximately 50 percent of our $1.5 billion leveraged lease portfolio is further secured by equity defeasance accounts or other third-party credit arrangements. In addition, approximately 19 percent of the remaining leveraged lease portfolio represents leases to highly rated government related organizations which have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Finance receivables are composed of the following:

(Dollars in millions)
                                      June 30, 2003
                                      -------------
Assets held for sale..............    $          95
Single investor leases:
 Non-core.........................              179
 Core.............................              258
                                      -------------
Total.............................    $         532
                                      =============

In the second quarter 2003, we liquidated approximately $123 million of non-core assets, including $71 million of our assets held for sale, and continued to pursue the sale of other non-core lease assets on an economically advantageous basis, which resulted in the sale of an additional $52 million of assets from the portfolio. For the six months ended June 30, 2003, we liquidated approximately $203 million of non-core assets, including $100 million of our assets held for sale and $103 million of our other non-core lease assets. As previously disclosed, we expect to phase out the majority of our assets held for sale portfolio by the end of 2003. Our Consolidated Statements of Income include financing revenue of $2.0 million and $10.0 million for the three months ended June 30, 2003 and 2002, respectively, and $3.5 million and $16.3 million for the six months ended June 30, 2003 and 2002, respectively, attributable to our assets held for sale portfolio. The proceeds from these sales approximated our net investment at that time.

Other assets represent our 50% equity interest in PBG. We formed PBG with GATX Corporation during 1997 for the purposes of financing and managing certain leasing related assets. We account for our investment in PBG under the equity method. See note 2 to the consolidated financial statements.

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

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 25

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

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 26

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

Item 4. Controls and Procedures

(a) Explanation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Included among these cases are two patent actions, one with Stamps.com and one with Ricoh Company, Ltd. in which allegations of infringement have been made against our DM SeriesTM of products. In addition we are defendants in several actions relating to a program PBCC offers to some of its leasing customers to replace the leased equipment if it is lost, stolen or destroyed. Of the current actions, four are purportedly brought on behalf of state-based classes of customers and the others are brought on behalf of individual customers. No court has ruled on whether or not the cases may proceed on a class basis. We have previously prevailed at the summary judgment stage in two similar litigations, including one federal court decision affirmed by the United States Court of Appeals for the Fifth Circuit.

In those cases where we are the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts of damages or other types of relief and some matters may remain unresolved for several years. Although we cannot predict the outcome of such matters, based on current knowledge, management does not believe that the ultimate outcome of the litigations referred to in this section will have a material adverse effect on our financial position, results of operations or cash flows. However, if the plaintiffs do prevail, the result may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 27

Item 4:  Submission of Matters to a Vote of Security Holders

Below are the final results of the voting at the annual meeting of stockholders held on May 12, 2003:

Proposal 1 - Election of Directors

              Nominee                    For                      Withheld
          ------------------         -----------                ----------
          Colin G. Campbell          202,567,242                 5,983,266
          Jessica P. Einhorn         202,625,501                 5,925,007
          James H. Keyes             197,826,090                10,724,418
          David L. Shedlarz          197,990,617                10,559,891

Proposal 2 - Ratification of Independent Accountants for 2003

              For                      Against                     Abstain
          -----------                -----------                 ---------
          194,335,925                 12,674,349                 1,540,234

Proposal 3 - Stockholder Proposal relating to the Stockholder Rights Plan

              For                      Against                     Abstain
          -----------                -----------                 ---------
          113,985,903                 65,963,064                 3,203,764

The following other directors continued their term of office after the annual meeting:

     Linda G. Alvarado                     John S. McFarlane
     Michael J. Critelli                   Eduardo R. Menasce
     Ernie Green                           Michael I. Roth
     Herbert L. Henkel                     Robert E. Weissman

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

       Reg. S-K
       Exhibits    Description
       --------    ------------------------------------------------------------

          (10)     Amendment to Pitney Bowes Inc. Directors' Stock Plan

          (12)     Computation of ratio of earnings to fixed charges

        (31.1)     Certification of Chief Executive Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

        (31.2)     Certification of Chief Financial Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

        (32.1)     Certification of Chief Executive Officer Pursuant to
                   18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (32.2)     Certification of Chief Financial Officer Pursuant to
                   18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

    On April 17, 2003, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated April 17, 2003 for the quarter ended March 31, 2003.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2003
Page 28



                               Signatures
                               ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               PITNEY BOWES INC.




August 11, 2003




                               /s/ B. P. Nolop
                               -----------------------------
                               B. P. Nolop
                               Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial Officer)



                               /s/ J. R. Catapano
                               ------------------------------
                               J. R. Catapano
                               Controller
                               (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------

       Reg. S-K
       Exhibits    Description
       --------    ----------------------------------------------------------

          (10)     Amendment to Pitney Bowes Inc. Directors' Stock Plan

          (12)     Computation of ratio of earnings to fixed charges

        (31.1)     Certification of Chief Executive Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

        (31.2)     Certification of Chief Financial Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

        (32.1)     Certification of Chief Executive Officer Pursuant to
                   18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (32.2)     Certification of Chief Financial Officer Pursuant to
                   18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002