Form 10-Q
period 2003-09-30
PITNEY BOWES INC /DE/
filed 2003-11-12
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 1 0 - Q




 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of shares of common stock, $1 par value, outstanding as of October 31, 2003 is 233,595,539.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 2


                                Pitney Bowes Inc.
                                     Index
                                -----------------
                                                                     Page Number
                                                                     -----------
Part I - Financial Information:

    Item 1: Financial Statements

      Consolidated Statements of Income (Unaudited) - Three and
           Nine Months Ended September 30, 2003 and 2002...............        3

      Consolidated Balance Sheets - September 30, 2003 (Unaudited)
           and December 31, 2002.......................................        4

      Consolidated Statements of Cash Flows (Unaudited) - Nine
           Months Ended September 30, 2003 and 2002....................        5

      Notes to Consolidated Financial Statements.......................   6 - 14

    Item 2: Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........  15 - 26

    Item 3: Quantitative and Qualitative Disclosures about
                Market Risk............................................       26

    Item 4: Controls and Procedures....................................       26

Part II - Other Information:

    Item 1: Legal Proceedings..........................................  26 - 27

    Item 6: Exhibits and Reports on Form 8-K...........................       27

Signatures.............................................................       28

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 3

                                                      Part I - Financial Information

                                                             Pitney Bowes Inc.
Item 1. Financial Statements                         Consolidated Statements of Income
                                                               (Unaudited)
                                                     ---------------------------------

(Dollars in thousands, except per share data)        Three Months Ended September 30,        Nine Months Ended September 30,
                                                     --------------------------------       --------------------------------
                                                              2003               2002                2003               2002
                                                     -------------      -------------       -------------      -------------
Revenue from:
     Sales.....................................      $     322,123      $     332,298       $     940,777      $     966,566
     Rentals...................................            214,720            208,182             640,424            615,839
     Core financing............................            134,611            134,271             404,903            395,236
     Non-core financing........................             30,557             31,930              86,962            102,926
     Business services.........................            275,809            260,183             827,729            735,802
     Support services..........................            159,329            147,207             461,041            428,535
                                                     -------------      -------------       -------------      -------------

        Total revenue.........................           1,137,149          1,114,071           3,361,836          3,244,904
                                                     -------------      -------------       -------------      -------------

Costs and expenses:
     Cost of sales.............................            143,792            146,651             431,268            439,018
     Cost of rentals...........................             42,595             43,294             127,995            129,547
     Cost of core financing....................             34,943             37,510             106,940            110,152
     Cost of non-core financing................             11,869             10,278              32,109             32,055
     Cost of business services.................            227,821            210,102             680,143            591,659
     Cost of support services..................             82,701             77,163             241,863            221,992
     Selling, general and administrative.......            302,420            300,173             899,693            873,942
     Research and development..................             35,004             33,925             109,763            104,089
     Restructuring charges (Note 9)............             43,109                  -              96,465                  -
     Interest, net.............................             41,101             41,190             124,560            131,815
                                                     -------------      -------------       -------------      -------------
         Total costs and expenses..............            965,355            900,286           2,850,799          2,634,269
                                                     -------------      -------------       -------------      -------------

Income before income taxes.....................            171,794            213,785             511,037            610,635
Provision for income taxes.....................             53,340             66,899             159,784            191,129
                                                     -------------      -------------       -------------      -------------

Net income.....................................      $     118,454      $     146,886       $     351,253      $     419,506
                                                     =============      =============       =============      =============

Basic earnings per share.......................      $         .51      $         .62       $        1.50      $        1.75
                                                     =============      =============       =============      =============

Diluted earnings per share.....................      $         .50      $         .61       $        1.49      $        1.73
                                                     =============      =============       =============      =============

Dividends declared per share of common stock...      $         .30      $        .295       $         .90      $        .885
                                                     =============      =============       =============      =============

Ratio of earnings to fixed charges.............               4.19               4.69                4.11               4.40
                                                     =============      =============       =============      =============


                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 4
                                                        Pitney Bowes Inc.
                                                  Consolidated Balance Sheets
                                                  ---------------------------

                                                                                  September 30,        December 31,
(Dollars in thousands, except share data)                                                  2003                2002
                                                                              -----------------    ----------------
                                                                                    (Unaudited)
Assets
------
Current assets:
     Cash and cash equivalents.............................................   $         285,254    $        315,156
     Short-term investments, at cost which
         approximates market...............................................               5,677               3,491
     Accounts receivable, less allowances:
         9/03, $36,791; 12/02, $35,139.....................................             420,100             404,366
     Finance receivables, less allowances:
         9/03, $60,897; 12/02, $71,373.....................................           1,357,041           1,446,460
     Inventories (Note 3)..................................................             228,513             210,888
     Other current assets and prepayments..................................             194,043             172,264
                                                                              -----------------    ----------------

         Total current assets..............................................           2,490,628           2,552,625

Property, plant and equipment, net (Note 4)................................             631,320             622,244
Rental equipment and related inventories, net (Note 4).....................             419,008             422,717
Property leased under capital leases, net (Note 4).........................               2,191               1,974
Long-term finance receivables, less allowances:
     9/03, $80,202; 12/02, $82,635.........................................           1,608,752           1,686,168
Investment in leveraged leases.............................................           1,499,123           1,559,915
Goodwill (Note 11).........................................................             899,023             827,241
Other assets...............................................................           1,101,664           1,059,430
                                                                              -----------------    ----------------

Total assets...............................................................   $       8,651,709    $      8,732,314
                                                                              =================    ================

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities..............................   $       1,338,237    $      1,248,337
     Income taxes payable..................................................             195,428              98,897
     Notes payable and current portion of
         long-term obligations.............................................             565,124           1,647,338
     Advance billings......................................................             369,504             355,737
                                                                              -----------------    ----------------

         Total current liabilities.........................................           2,468,293           3,350,309

Deferred taxes on income...................................................           1,569,744           1,535,618
Long-term debt (Note 5)....................................................           3,004,287           2,316,844
Other noncurrent liabilities...............................................             342,081             366,216
                                                                              -----------------    ----------------

         Total liabilities.................................................           7,384,405           7,568,987
                                                                              -----------------    ----------------

Preferred stockholders' equity in a subsidiary company.....................             310,000             310,000

Stockholders' equity:
     Cumulative preferred stock, $50 par
         value, 4% convertible.............................................                  19                  24
     Cumulative preference stock, no par
         value, $2.12 convertible..........................................               1,344               1,432
     Common stock, $1 par value............................................             323,338             323,338
     Capital in excess of par value........................................                   -                   -
     Retained earnings.....................................................           3,977,074           3,848,562
     Accumulated other comprehensive income (Note 8).......................             (57,737)           (121,615)
     Treasury stock, at cost...............................................          (3,286,734)         (3,198,414)
                                                                              -----------------    ----------------

         Total stockholders' equity........................................             957,304             853,327
                                                                              -----------------    ----------------

Total liabilities and stockholders' equity.................................   $       8,651,709    $      8,732,314
                                                                              =================    ================


                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 5

                                                       Pitney Bowes Inc.
                                             Consolidated Statements of Cash Flows
                                                         (Unaudited)
                                             -------------------------------------
(Dollars in thousands)
                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                         --------------------------------
                                                                                  2003               2002
                                                                         -------------      -------------
Cash flows from operating activities:
     Net income......................................................    $     351,253      $     419,506
     Restructuring charges, net......................................           61,738                  -
     Restructuring and other special payments........................          (41,754)           (49,429)
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization..........................          212,883            195,937
              Increase in deferred taxes on income...................           60,749             77,445
              Change in assets and liabilities, net
               of effects of acquisitions:
                  Accounts receivable................................           (4,085)            (7,931)
                  Net investment in internal finance receivables.....           (1,105)           (62,522)
                  Inventories........................................           (7,838)           (24,229)
                  Other current assets and prepayments...............          (11,366)           (12,799)
                  Accounts payable and accrued liabilities...........          (26,428)           (21,286)
                  Income taxes payable...............................           89,324            (13,741)
                  Advance billings...................................            3,311             (2,105)
                  Other, net.........................................          (10,839)             2,984
                                                                         -------------      -------------

                  Net cash provided by operating activities..........          675,843            501,830
                                                                         -------------      -------------

Cash flows from investing activities:
     Short-term investments..........................................           (1,781)            (8,055)
     Net investment in fixed assets..................................         (214,138)          (154,771)
     Net investment in finance receivables...........................           (2,904)            (7,931)
     Net investment in capital services..............................          211,359             14,458
     Investment in leveraged leases..................................           78,800            (97,648)
     Acquisitions, net of cash acquired..............................                -           (127,039)
     Reserve account deposits........................................           32,139             30,547
     Other investing activities......................................          (70,713)           (10,516)
                                                                         -------------      -------------

                  Net cash provided by (used in)
                     investing activities............................           32,762           (360,955)
                                                                         -------------      -------------

Cash flows from financing activities:
     Decrease in notes payable, net..................................         (598,651)           (84,226)
     Proceeds from long-term obligations.............................        1,025,985            613,150
     Principal payments on long-term obligations.....................         (860,016)          (207,052)
     Proceeds from issuance of stock.................................           39,836             33,521
     Stock repurchases...............................................         (140,016)          (250,085)
     Dividends paid..................................................         (210,974)          (212,424)
                                                                         -------------      -------------

                  Net cash used in financing activities..............         (743,836)          (107,116)
                                                                         -------------      -------------

Effect of exchange rate changes on cash..............................            5,329              3,140
                                                                         -------------      -------------

(Decrease) increase in cash and cash equivalents.....................          (29,902)            36,899

Cash and cash equivalents at beginning of period.....................          315,156            231,588
                                                                         -------------      -------------

Cash and cash equivalents at end of period...........................    $     285,254      $     268,487
                                                                         =============      =============

Interest paid........................................................    $     144,634      $     146,264
                                                                         =============      =============

Income taxes paid, net...............................................    $      39,910      $     107,529
                                                                         =============      =============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 6
                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles
(GAAP) for complete financial statements. In the opinion of the management of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at September 30, 2003 and December 31, 2002, the results of its operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002 have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2003. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company's 2002 Annual Report to Stockholders on Form 10-K. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

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

In 2001, FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion No. 30, to report discontinued operations separately from continuing operations and extends that reporting to separate components of an entity. FAS No. 144 is effective January 1, 2002 for the company. The adoption of this statement on January 1, 2002 did not impact the company's financial position, results of operations or cash flows.

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 7

In 2002, FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement nullifies the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The company adopted the provisions of FAS No. 146, which are effective for one-time benefit arrangements and exit or disposal activities initiated after December 31, 2002. The company accounts for ongoing benefit arrangements under FAS No. 112 "Employers' Accounting for Postemployment Benefits", which requires that a liability be recognized when the costs are probable and reasonably estimable. See Note 9 to the consolidated financial statements.

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

The company adopted FAS No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996. Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The company adopted the disclosure-only provisions, as permitted by FAS No. 123. The company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense has been recognized for its U.S. and U.K. Stock Option Plans (ESP) or its U.S. and U.K. Employee Stock Purchase Plans (ESPP), except for the compensation expense recorded for its performance-based awards under the ESP and the Directors' Stock Plan. If the company had elected to recognize compensation expense based on the fair value method as prescribed by FAS No. 123, net income and earnings per share for the three and nine months ended September 30, 2003 and 2002 would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share data)
                                                               Three Months Ended                 Nine Months Ended
                                                                   September 30,                    September 30,
                                                           ---------------------------      ---------------------------
                                                                 2003             2002             2003            2002
                                                           -----------     -----------      -----------     -----------
Net Income
  As reported...........................................   $   118,454     $   146,886      $   351,253     $   419,506
  Deduct:  Stock-based  employee  compensation  expense
     determined under fair value method for all awards,
     net of related tax effects.........................        (5,317)         (5,628)         (15,330)        (16,499)
                                                           -----------     -----------      -----------     -----------
  Pro forma.............................................   $   113,137     $   141,258      $   335,923     $   403,007
                                                           ===========     ===========      ===========     ===========

Basic earnings per share
  As reported...........................................   $       .51     $       .62      $      1.50     $      1.75
  Pro forma.............................................   $       .49     $       .59      $      1.43     $      1.68

Diluted earnings per share
  As reported...........................................   $       .50     $       .61      $      1.49     $      1.73
  Pro forma.............................................   $       .48     $       .59      $      1.42     $      1.66

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 8

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     Three and Nine Months
                                                      Ended September 30,
                                                 -----------------------------
                                                        2003              2002
                                                 -----------       -----------

Expected dividend yield.......................          3.4%              3.1%
Expected stock price volatility...............           30%               30%
Risk-free interest rate.......................            3%                4%
Expected life (years).........................            5                 5

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to pre-existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In October 2003, the FASB issued FASB Staff Position No. FIN 46-6 (FSP FIN 46-6), "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities." FSP FIN 46-6 defers the effective date for applying the provisions of FIN No. 46 until December 31, 2003 for the company. The company has an equity investment in PBG Capital Partners LLC (PBG) that currently qualifies as a variable interest entity under FIN No. 46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. Based on the terms of the partnership agreement, the company is the primary beneficiary and as a result the company will consolidate its equity investment in PBG effective December 31, 2003. At September 30, 2003, PBG's total assets and liabilities were $331 million and $203 million, respectively. The consolidation of PBG will not have a material impact on the company's results of operations or cash flows.

In March 2003, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. EITF No. 00-21 is effective July 1, 2003 for the company. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The company believes it is in compliance with the provisions of EITF No. 00-21. The adoption of these provisions did not impact the company's financial position, results of operations or cash flows.

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

Note 3:
------

Inventories are composed of the following:

(Dollars in thousands)                                    September 30,     December 31,
                                                                   2003             2002
                                                          -------------     ------------
Raw materials and work in process.....................    $      86,550     $     80,075
Supplies and service parts............................           63,034           54,849
Finished products.....................................           78,929           75,964
                                                          -------------     ------------
Total.................................................    $     228,513     $    210,888
                                                          =============     ============

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 9

Note 4:
------

Fixed assets are composed of the following:

(Dollars in thousands)                                    September 30,     December 31,
                                                                   2003             2002
                                                          -------------     ------------
Property, plant and equipment.........................    $   1,560,478     $  1,426,522
Accumulated depreciation..............................         (929,158)        (804,278)
                                                          -------------     ------------
Property, plant and equipment, net....................    $     631,320     $    622,244
                                                          =============     ============

Rental equipment and related inventories..............    $   1,098,019     $  1,095,345
Accumulated depreciation..............................         (679,011)        (672,628)
                                                          -------------     ------------
Rental equipment and related inventories, net.........    $     419,008     $    422,717
                                                          =============     ============

Property leased under capital leases..................    $      14,520     $     14,513
Accumulated amortization..............................          (12,329)         (12,539)
                                                          -------------     ------------
Property leased under capital leases, net.............    $       2,191     $      1,974
                                                          =============     ============

Depreciation expense was $193.1 million and $175.2 million for the nine months ended September 30, 2003 and 2002, respectively. In connection with the company's meter transition plan, the company wrote off fully depreciated rental equipment in the third quarter of 2003.

Note 5:
------

In September 2003, the company sold its remaining interest in a lease transaction that was issued in July 2001 and transferred the obligation on the remaining non-recourse promissory note with a total principal balance of approximately $26 million. The transfer of this obligation is reflected as a reduction of long-term debt in the consolidated balance sheets.

At September 30, 2003, $456 million remained available under the shelf registration statement filed in October 2001 with the Securities and Exchange Commission (SEC), permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. In April 2003, as part of this shelf registration statement, the company established a medium-term note program for the issuance of up to $1.38 billion in aggregate principal, representing the remaining amount available on the shelf at that time.

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 10

In February 2002, the company completed an offering of Euros 250 million of senior unsecured notes. These notes bore interest at a floating rate of EURIBOR plus 20 basis points, set two business days preceding the quarterly interest payment dates and matured in August 2003. The notes were listed on the Luxembourg Stock Exchange and were designated as a hedge of Euro denominated net investments held by the company. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, the financing of acquisitions and the repurchase of company stock.

Note 6:
------

A reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2003 and 2002 is as follows (in thousands, except per share data):

                                                       2003                                                 2002
                                    --------------------------------------------        -----------------------------------------

                                                                             Per                                              Per
                                           Income           Shares         Share               Income           Shares      Share
--------------------------------------------------------------------------------        -----------------------------------------
Net income                          $     118,454                                       $     146,886
Less:
     Preferred stock
      dividends                                (1)                                                 (1)
     Preference stock
      dividends                               (26)                                                (29)
--------------------------------------------------------------------------------        -----------------------------------------

Basic earnings per
 share                              $     118,427          233,408     $     .51        $     146,856          237,923    $   .62
--------------------------------------------------------------------------------        -----------------------------------------

Effect of dilutive
 securities:
     Preferred stock                            1                9                                  1               12
     Preference stock                          26              828                                 29              911
     Stock options                                           1,737                                               1,410
     Other                                                     102                                                  67
--------------------------------------------------------------------------------        -----------------------------------------

Diluted earnings per
 share                              $     118,454          236,084     $     .50        $     146,886          240,323    $   .61
================================================================================        =========================================

A reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 2003 and 2002 is as follows (in thousands, except per share data):

                                                       2003                                                 2002
                                    --------------------------------------------        -----------------------------------------

                                                                             Per                                              Per
                                           Income           Shares         Share               Income           Shares      Share
--------------------------------------------------------------------------------        -----------------------------------------
Net income                          $     351,253                                       $     419,506
Less:
     Preferred stock
      dividends                                (1)                                                 (1)
     Preference stock
      dividends                               (81)                                                (90)
--------------------------------------------------------------------------------        -----------------------------------------

Basic earnings per
 share                              $     351,171          234,138     $    1.50        $     419,415          239,818    $  1.75
--------------------------------------------------------------------------------        -----------------------------------------

Effect of dilutive
 securities:
     Preferred stock                            1               11                                  1               12
     Preference stock                          81              846                                 90              934
     Stock options                                           1,270                                               1,695
     Other                                                      47                                                  86
--------------------------------------------------------------------------------        -----------------------------------------

Diluted earnings per
 share                              $     351,253          236,312     $    1.49        $     419,506          242,545    $  1.73
================================================================================        =========================================

In accordance with FAS No. 128, "Earnings per Share," 2.8 million and 3.4 million common stock equivalent shares for the three months ended September 30, 2003 and 2002, respectively, and 4.0 million and 4.9 million common stock equivalent shares for the nine months ended September 30, 2003 and 2002, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares would be antidilutive.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 11

Note 7:
------

Revenue and operating profit by business segment for the three and nine months ended September 30, 2003 and 2002 were as follows:

(Dollars in thousands)                                         Three Months Ended               Nine Months Ended
                                                                  September 30,                   September 30,
                                                          --------------------------      --------------------------
                                                                 2003           2002             2003           2002
                                                          -----------    -----------      -----------    -----------
Revenue:
   Global Mailing....................................     $   788,135    $   762,630      $ 2,321,961    $ 2,211,924
   Enterprise Solutions..............................         307,803        309,797          921,653        900,318
                                                          -----------    -----------      -----------    -----------

   Total Messaging Solutions.........................       1,095,938      1,072,427        3,243,614      3,112,242

   Non-core..........................................          30,557         31,930           86,962        102,926
   Core..............................................          10,654          9,714           31,260         29,736
                                                          -----------    -----------      -----------    -----------
   Capital Services..................................          41,211         41,644          118,222        132,662
                                                          -----------    -----------      -----------    -----------

Total revenue........................................     $ 1,137,149    $ 1,114,071      $ 3,361,836    $ 3,244,904
                                                          ===========    ===========      ===========    ===========

Operating Profit: (1)
   Global Mailing....................................     $   236,268    $   226,121      $   692,939    $   652,789
   Enterprise Solutions..............................          19,056         18,914           46,729         58,849
                                                          -----------    -----------      -----------    -----------

   Total Messaging Solutions.........................         255,324        245,035          739,668        711,638

   Non-core..........................................          13,365         13,820           37,721         45,323
   Core..............................................           5,443          4,409           15,941         12,472
                                                          -----------    -----------      -----------    -----------
   Capital Services..................................          18,808         18,229           53,662         57,795
                                                          -----------    -----------      -----------    -----------

Total operating profit...............................         274,132        263,264          793,330        769,433

Unallocated amounts:
   Net interest (corporate interest expense,
    net of intercompany transactions)................         (27,248)       (20,227)         (79,803)       (63,386)
   Corporate expense.................................         (31,981)       (29,252)        (106,025)       (95,412)
   Restructuring charges.............................         (43,109)             -          (96,465)             -
                                                          -----------    -----------      -----------    -----------

Income before income taxes...........................     $   171,794    $   213,785      $   511,037    $   610,635
                                                          ===========    ===========      ===========    ===========

(1) Operating profit excludes general corporate expenses, income taxes and net interest other than that related to finance operations.

Net interest expense included in business segment operating profit was as follows:

(Dollars in thousands)                                         Three Months Ended              Nine Months Ended
                                                                  September 30,                  September 30,
                                                          --------------------------      --------------------------
                                                                 2003           2002             2003           2002
                                                          -----------    -----------      -----------    -----------
   Global Mailing....................................     $     6,196    $    11,382      $    20,747    $    36,504
   Enterprise Solutions..............................             295            186              883            603
                                                          -----------    -----------      -----------    -----------

   Total Messaging Solutions.........................           6,491         11,568           21,630         37,107

   Non-core..........................................           5,323          7,832           17,132         25,547
   Core..............................................           2,039          1,563            5,995          5,775
                                                          -----------    -----------      -----------    -----------
   Capital Services..................................           7,362          9,395           23,127         31,322
                                                          -----------    -----------      -----------    -----------
Total net interest expense for reportable
 segments............................................          13,853         20,963           44,757         68,429
Net interest (corporate interest expense,
 net of intercompany transactions)...................          27,248         20,227           79,803         63,386
                                                          -----------    -----------      -----------    -----------

Consolidated net interest expense....................     $    41,101    $    41,190      $   124,560    $   131,815
                                                          ===========    ===========      ===========    ===========

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 12

Note 8:
------

Comprehensive income for the three and nine months ended September 30, 2003 and 2002 was as follows:

                                                                 Three Months Ended                     Nine Months Ended
(Dollars in thousands)                                             September 30,                            September 30,
                                                           ------------------------------      ----------------------------------
                                                                     2003            2002                 2003               2002
                                                           --------------   -------------      ---------------    ---------------
Net income..............................................   $      118,454   $     146,886      $       351,253    $       419,506
Other comprehensive (loss) income, net of tax:
   Foreign currency translation adjustments.............          (21,065)         14,872               65,878             36,737
   Net unrealized gains/(losses) on derivative
     instruments........................................            3,802          (1,479)              (2,000)              (760)
                                                           --------------   -------------      ---------------    ---------------

Comprehensive income....................................   $      101,191   $     160,279      $       415,131    $       455,483
                                                           ==============   =============      ===============    ===============

Note 9:
------

In January 2003, the company announced that it would undertake restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. At that time, the company expected the pre-tax cost of these restructuring initiatives to be about $160 million ($100 million net of tax). The company continues to review the anticipated cost of these restructuring initiatives, which may differ from its initial estimates. The charges related to these restructuring initiatives are expected to be recorded over a two-year period as the various initiatives take effect. See note 2 to the consolidated financial statements for the company's accounting policy related to costs associated with exit or disposal activities.

In connection with this plan, the company recorded a pre-tax restructuring charge of $43.1 million during the third quarter of 2003. For the nine months ended September 30, 2003, pre-tax restructuring charges were $96.5 million. The pre-tax restructuring charges are composed of:

 (Dollars in millions)                  Three Months Ended     Nine Months Ended
                                        September 30, 2003    September 30, 2003
                                        ------------------    ------------------

Severance and benefit costs........     $             17.8    $             65.4
Asset impairments..................                   23.8                  24.5
Other exit costs...................                    1.5                   6.6
                                        ------------------    ------------------

  Total............................     $             43.1    $             96.5
                                        ==================    ==================

Accrued restructuring charges at September 30, 2003 are composed of the following:

(Dollars in millions)
                                                       Total
                                               restructuring         Cash     Non-cash     Ending balance at
                                                     charges     payments      charges    September 30, 2003
                                              --------------   ----------    ---------    ------------------
Severance and benefit costs..............     $         65.4   $     34.9    $       -    $             30.5

Asset impairments........................               24.5            -         24.5                     -

Other exit costs.........................                6.6          2.0            -                   4.6

                                              --------------   ----------    ---------    ------------------
                                              $         96.5   $     36.9    $    24.5    $             35.1
                                              ==============   ==========    =========    ==================

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs recorded for the nine months ended September 30, 2003 relate to a reduction in workforce of approximately 1,250 employees worldwide as of September 30, 2003 and expected future workforce reductions of approximately 1,000 employees. The workforce reductions relate to actions across several of the company's businesses resulting from infrastructure and process improvements and its continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 65% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments relate primarily to the write-down of property, plant and equipment, resulting from the closure or streamlining of certain facilities. The asset impairments recorded during the third quarter of 2003 relate to the company's decision to exit its Main Plant facility in Connecticut in connection with its product sourcing and real estate optimization strategy. The fair values of the impaired assets were determined primarily using anticipated cash flows in accordance with FAS No. 144. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 13

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

The following table summarizes the estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

(Dollars in thousands)
Intangible assets................................................    $   42,286
Goodwill.........................................................       113,247
Other, net.......................................................        10,967
Debt.............................................................       (39,445)
                                                                     ----------
   Purchase price................................................    $  127,055
                                                                     ==========

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

The following unaudited pro forma consolidated results have been prepared as if the acquisition of PSI had occurred on January 1, 2002:

(Dollars in thousands)        Three Months Ended September 30,      Nine Months Ended September 30,
                              --------------------------------      -------------------------------
                                       2003               2002               2003              2002
                              -------------      -------------      -------------     -------------
Total revenue...............  $   1,137,149      $   1,120,071      $   3,361,836     $   3,290,904


The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been completed on January 1, 2002, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma earning results of this acquisition were not material to earnings on either a per share or an aggregate basis.

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

Note 11:
-------

Acquired intangible assets, net of accumulated amortization, are included in other assets in the consolidated balance sheets and are composed of the following:

(Dollars in thousands)                               September 30, 2003                 December 31, 2002
                                            ------------------------------      ------------------------------
                                            Gross Carrying     Accumulated      Gross Carrying     Accumulated
                                                    Amount    Amortization              Amount    Amortization
                                            --------------    ------------      --------------    ------------
Amortized intangible assets:
Customer relationships...................   $      139,560    $     14,944      $      133,414    $      7,177
Mailing technology.......................           61,765           7,713              38,100           3,645
Trademark and trade names................            8,046           3,512               6,900           1,805
Non-compete agreements...................            3,301           1,584               2,986             707
                                            --------------    ------------      --------------    ------------
                                            $      212,672    $     27,753      $      181,400    $     13,334
                                            ==============    ============      ==============    ============

In May 2003, the company acquired intangible assets associated with its inserter technology for $17.4 million in cash. The intangible assets will be amortized over 12 years.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 14

The aggregate intangible asset amortization expense for the three and nine months ended September 30, 2003 was $4.4 million and $12.0 million, respectively. Estimated intangible amortization expense for 2003 and the five succeeding years is as follows:

(Dollars in thousands)
For year ending 12/31/03.........................................      $  16,401
For year ending 12/31/04.........................................      $  17,313
For year ending 12/31/05.........................................      $  17,144
For year ending 12/31/06.........................................      $  16,477
For year ending 12/31/07.........................................      $  14,961
For year ending 12/31/08.........................................      $  14,397

Changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2003 are as follows:
                                                 Global   Enterprise
(Dollars in thousands)                          Mailing    Solutions       Total
                                              ---------   ----------   ---------

Balance at January 1, 2003.................   $ 405,291   $  421,950   $ 827,241
Goodwill acquired during the period........      39,028            -      39,028
Other......................................      27,224        5,530      32,754
                                              ---------   ----------   ---------
Balance at September 30, 2003..............   $ 471,543   $  427,480   $ 899,023
                                              =========   ==========   =========

Other primarily includes the impact of foreign currency translation adjustments.

Note 12:
-------

In connection with its Capital Services programs, the company has sold finance receivables and entered into guarantee contracts with varying amounts of recourse in privately-placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $129.7 million and $183.0 million at September 30, 2003 and December 31, 2002, respectively. In accordance with GAAP, the company does not record these amounts as liabilities on its consolidated balance sheets. The company's maximum risk of loss on these finance receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value, and supported by the creditworthiness of its customers. At September 30, 2003 and December 31, 2002, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts.

In connection with the sale of certain businesses, the company has agreed to indemnify the buyer for certain losses related to assets acquired by the buyer. The company's consolidated balance sheets includes a liability of approximately $9 million, at September 30, 2003 and December 31, 2002, respectively, for these indemnifications, which reflects the company's estimated probable exposure.

The company provides product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. The company's product warranty liability reflects management's best estimate of probable liability under its product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, the company's product warranty liability at September 30, 2003 and December 31, 2002, respectively, was not material.

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

Note 14:
-------

On October 23, 2003, the company completed its acquisition of DDD Company (DDD) for a net purchase price of $49.5 million. DDD offers a broad array of services including, fulfillment services, secure mail processing, messenger services, logistics support, and record and information management.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 15

Item 2.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                   -------------------------------------------------

Results of Continuing Operations - third quarter of 2003 vs. third quarter of
-----------------------------------------------------------------------------
2002
----

Revenue increased 2 percent in the third quarter of 2003 to $1.14 billion compared with $1.11 billion in the third quarter of 2002 driven primarily by the favorable impact of foreign currency and the acquisition of PSI, which was acquired on August 1, 2002.

Net income decreased to $118.5 million in the third quarter of 2003 compared with $146.9 million in the third quarter of 2002. Diluted earnings per share decreased to 50 cents in the third quarter of 2003 from 61 cents in the third quarter of 2002. During the third quarter of 2003, we took further actions related to our previously announced restructuring initiatives to support our long-term growth strategies. Net income for the third quarter of 2003 was reduced by a pre-tax restructuring charge of $43.1 million ($27.6 million net of tax) or 12 cents per diluted share relating to these actions.

Third quarter 2003 revenue included $322.1 million from sales, down 3 percent from $332.3 million in the third quarter of 2002 due to the impact of delayed decision-making for upgrades and new equipment purchases at the high-end of our product lines partially offset by strong supplies sales and the favorable impact of foreign currency; $214.7 million from rentals, up 3 percent from $208.2 million due to the favorable impact of foreign currency and strong placements of our standalone meters and new digital meters in the U.S.; $134.6 million from core financing, up from $134.3 million; $30.6 million from non-core financing, down 4 percent from $31.9 million due to our previously announced decision to cease originating large-ticket, structured, third-party financing of non-core assets; $275.8 million from business services, up 6 percent from $260.2 million due primarily to higher revenue from PSI, which was acquired on August 1, 2002, and the favorable impact of foreign currency; and $159.3 million from support services, up 8 percent from $147.2 million due primarily to an increased service contract base and the favorable impact of foreign currency.

Our Global Mailing segment includes worldwide revenue and related expenses from the rental of postage meters and the sale, rental and financing of mailing equipment, including mail finishing, software-based mail creation equipment, and production mail equipment in our non-U.S. businesses. We also include in this segment software-based shipping, transportation and logistics systems, related supplies and services, presort mail services, postal payment and supply chain solutions such as order management and fulfillment support. During the third quarter of 2003, Global Mailing revenue increased 3 percent and operating profit increased 4 percent. Revenue growth was driven by the favorable impact of foreign currency and higher revenue from PSI, which more than offset the negative impact of some delayed decision-making for upgrades and new equipment purchases at the high-end of the product line as a result of lingering economic sluggishness. Operating profit was favorably impacted by foreign currency and lower interest expense. Non-U.S. revenue grew at a double-digit rate as a result of the favorable impact of foreign currency, but was flat on a local currency basis. Canada continued to have good revenue and operating profit growth driven by increased leasing of equipment, improved service revenue and strong placements of new digital meter systems and high-end production mail systems. France experienced another quarter of strong operating profit growth on a local currency basis due to continued success in the integration of the Secap organization. In contrast, some European countries, such as Germany, and Asia experienced declining revenue on a local currency basis due to deteriorating economic conditions.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 16

Our Enterprise Solutions segment includes Pitney Bowes Management Services
(PBMS) and Document Messaging Technologies (DMT). PBMS includes revenue and related expenses from facilities management contracts for advanced mailing, secure mail services, reprographic, document management and other value-added services to large enterprises. DMT includes revenue and related expenses from the sale, service and financing of high speed, software-enabled production mail systems, sorting equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software. During the third quarter of 2003, revenue declined 1 percent while operating profit grew 1 percent. PBMS reported flat revenue growth of $248 million compared with the prior year while operating profit grew 1 percent. Contraction in the telecommunications, financial services and transaction-based legal services industries continued to have an adverse impact on PBMS's revenue growth and operating profit margins. However, during the quarter, PBMS continued its actions to offset economic sensitivity by reducing general and administrative expenses and diversifying into other market segments such as federal and state governments. The acquisition of DDD Company
(DDD), which was completed on October 23, 2003, demonstrates PBMS' strategy to accelerate diversification into the government sector as well as to expand cross-selling opportunities. DMT revenue decreased 4 percent to $60 million while operating profit increased 1 percent compared with the prior year. Even though orders for inserter equipment have been strong over the last several months, realization of these sales has been delayed due to the long lead times required to manufacture and deliver this customized equipment to customers.

Total Messaging Solutions, the combined results of the Global Mailing segment and Enterprise Solutions segment, reported 2 percent revenue growth and 4 percent operating profit growth.

Our Capital Services segment consists of external financing of third-party equipment. It comprises primarily asset- and fee-based income generated by financing or arranging transactions of critical large-ticket customer assets. During the third quarter of 2003, revenue decreased 1 percent and operating profit increased 3 percent, consistent with our previously announced decision to cease originating large-ticket, structured, third-party financing of non-core assets. Operating profit was favorably impacted by lower interest expense compared to the prior year. Core revenue increased 10 percent in the third quarter of 2003 and operating profit increased 24 percent. Non-core revenue decreased 4 percent in the third quarter of 2003 and operating profit decreased 3 percent. During the third quarter of 2003, we liquidated approximately $45 million of our assets held for sale, and continued to pursue the sale of other non-core lease assets on an economically advantageous basis, which resulted in the sale of an additional $58 million of assets from the portfolio.

Cost of sales increased to 44.6 percent of sales revenue in the third quarter of 2003 compared with 44.1 percent in the third quarter of 2002. The increase was mainly driven by the increase in mix of lower margin international revenue and the initial costs associated with the transition to outsourcing of parts for digital equipment.

Cost of rentals decreased to 19.8 percent of rentals revenue in the third quarter of 2003 compared with 20.8 percent in the third quarter of 2002 due primarily to lower depreciation costs associated with standalone meters and lower repair costs resulting from the shift from electronic to digital meters.

Cost of core financing decreased to 26.0 percent of related revenue in the third quarter of 2003 compared with 27.9 percent in the third quarter of 2002 due to cost reduction initiatives in our financial services business.

Cost of non-core financing increased to 38.8 percent of related revenue in the third quarter of 2003 compared with 32.2 percent in the third quarter of 2002 due to our decision to cease originating large-ticket, structured, third-party financing of non-core assets and sell non-core lease assets on an economically advantageous basis.

Cost of business services increased to 82.6 percent of related revenue in the third quarter of 2003 compared with 80.8 percent in the third quarter of 2002 due to initial lower margins, higher start-up costs and delayed implementation associated with new accounts and sites, the loss of higher margin business with long-term customers as they continue to downsize and higher employee benefit costs.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 17

Cost of support services decreased to 51.9 percent of related revenue in the third quarter of 2003 compared with 52.4 percent in the third quarter of 2002 partly due to our emphasis on controlling operating expenses, partially offset by the increase in mix of lower margin international support services revenue.

Selling, general and administrative expenses were 26.6 percent of revenue in the third quarter of 2003 compared with 26.9 percent in the third quarter of 2002 reflecting our emphasis on controlling operating expenses, partially offset by our continuing investment in infrastructure improvements and organizational transformation.

Research and development expenses increased 3 percent to $35.0 million in the third quarter of 2003 compared with $33.9 million in the third quarter of 2002. The increase reflects our continued commitment to develop new technologies and enhanced mailing and software products.

Net interest expense decreased to $41.1 million in the third quarter of 2003 from $41.2 million in the third quarter of 2002.

The effective tax rate decreased to 31.0 percent in the third quarter of 2003 from 31.3 percent in the third quarter of 2002. The effective tax rate for the third quarter of 2003 includes a 1 percent tax benefit from the restructuring charge recorded in the third quarter of 2003. Our effective tax rate was negatively impacted by our strategy to cease originating large-ticket, structured, third-party financing of non-core assets.

Results of Continuing Operations - nine months of 2003 vs. nine months of 2002
------------------------------------------------------------------------------

For the first nine months of 2003 compared with the same period of 2002, revenue increased 4 percent to $3.36 billion, and net income decreased 16 percent to $351.3 million. Net income for the first nine months of 2003 was reduced by a pre-tax restructuring charge of $96.5 million ($61.7 million net of tax) or 26 cents per diluted share. The factors that affected revenue and operating profit for the nine months ended September 30, 2003 compared with the same period of 2002 included those cited for the third quarter of 2003 versus 2002.

On October 23, 2003, we advised investors that we are still finalizing our 2004 budget, but wanted to reiterate that we believe that the challenges of 2004 will be very similar to 2003. We also advised that the headwinds of lower earnings from our Capital Services business will continue into 2004 and that we anticipate benefit costs will remain a challenge.

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 18

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

In 2001, FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion No. 30, to report discontinued operations separately from continuing operations and extends that reporting to separate components of an entity. FAS No. 144 is effective January 1, 2002. The adoption of this statement on January 1, 2002 did not impact our financial position, results of operations or cash flows.

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

In 2002, FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement nullifies the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. We adopted the provisions of FAS No. 146, which are effective for one-time benefit arrangements and exit or disposal activities initiated after December 31, 2002. We account for ongoing benefit arrangements under FAS No. 112 "Employers' Accounting for Postemployment Benefits", which requires that a liability be recognized when the costs are probable and reasonably estimable. See Note 9 to the consolidated financial statements.

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 19

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to pre-existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In October 2003, the FASB issued FASB Staff Position No. FIN 46-6 (FSP FIN 46-6), "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities." FSP FIN 46-6 defers the effective date for applying the provisions of FIN No. 46 until December 31, 2003. We have an equity investment in PBG Capital Partners LLC (PBG) that currently qualifies as a variable interest entity under FIN No. 46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. Based on the terms of the partnership agreement, we are the primary beneficiary and as a result we will consolidate our equity investment in PBG effective December 31, 2003. At September 30, 2003, PBG's total assets and liabilities were $331 million and $203 million, respectively. The consolidation of PBG will not have a material impact on our results of operations or cash flows.

In March 2003, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. EITF No. 00-21 is effective July 1, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. We believe we are in compliance with the provisions of EITF No. 00-21. The adoption of this statement did not impact our financial position, results of operations or cash flows.

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

Restructuring Charges
---------------------

In January 2003, we announced that we would undertake restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. At that time, we expected the pre-tax cost of these restructuring initiatives would be about $160 million ($100 million net of tax). We continue to review the anticipated cost of these restructuring initiatives, which may ultimately differ from our initial estimates. The charges related to these restructuring initiatives are expected to be recorded over a two-year period as the various initiatives take effect. The cash outflows related to restructuring charges will be funded primarily by cash from operating activities. The restructuring charges are expected to increase our operating efficiency and effectiveness in 2003 and beyond while enhancing growth, primarily as a result of reduced personnel related expenses. See Note 2 to the consolidated financial statements for our accounting policy related to costs associated with exit or disposal activities.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 20

In connection with this plan, we recorded a pre-tax restructuring charge of $43.1 million during the third quarter of 2003. For the nine months ended September 30, 2003, pre-tax restructuring charges were $96.5 million.

The pre-tax restructuring charges are composed of:

(Dollars in millions)                  Three Months Ended      Nine Months Ended
                                       September 30, 2003     September 30, 2003
                                       ------------------     ------------------

Severance and benefit costs..........  $             17.8     $             65.4
Asset impairments....................                23.8                   24.5
Other exit costs.....................                 1.5                    6.6
                                       ------------------     ------------------

   Total.............................  $             43.1     $             96.5
                                       ==================     ==================


Accrued restructuring charges at September 30, 2003 are composed of the following:

(Dollars in millions)
                                        Total                                    Ending balance
                                restructuring            Cash       Non-cash    at September 30,
                                      charges        payments        charges                2003
                               --------------      ----------     ----------    ----------------
Severance and benefit
costs........................  $         65.4      $     34.9     $        -    $           30.5

Asset impairments............            24.5               -           24.5                   -

Other exit costs.............             6.6             2.0              -                 4.6
                               --------------      ----------     ----------    ----------------
                               $         96.5      $     36.9     $     24.5    $           35.1
                               ==============      ==========     ==========    ================

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs recorded for the nine months ended September 30, 2003 relate to a reduction in workforce of approximately 1,250 employees worldwide as of September 30, 2003 and expected future workforce reductions of approximately 1,000 employees. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 65% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments relate primarily to the write-down of property, plant and equipment, resulting from the closure or streamlining of certain facilities. The asset impairments recorded during the third quarter of 2003 relate to our decision to exit the Main Plant facility in Connecticut in connection with our product sourcing and real estate optimization strategy. The fair values of the impaired assets were determined primarily using anticipated cash flows in accordance with FAS No.
144. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

Acquisitions
------------

In August 2002, we completed the acquisition of PSI, the nation's largest mail presort company, for approximately $127 million in cash and $39 million debt assumed. PSI prepares, sorts and aggregates mail to earn postal discounts and expedite delivery for its customers.

We accounted for the acquisition of PSI under the purchase method and accordingly, the operating results of PSI have been included in our consolidated financial statements since the date of acquisition. The acquisition of PSI did not materially affect net income for the three and nine months ended September 30, 2003 and 2002, respectively.

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 21

Liquidity and Capital Resources
-------------------------------

Our ratio of current assets to current liabilities increased to 1.01 to 1 at September 30, 2003 compared with .76 to 1 at December 31, 2002. The increase in this ratio was due primarily to the $1.1 billion decrease in notes payable and current portion of long-term obligations as a result of the exchange of short-term debt for long-term debt during the nine months ended September 30, 2003.

Our cash and cash equivalents decreased to $285.3 million at September 30, 2003, from $315.2 million at December 31, 2002. The decrease resulted from $743.8 million used in financing activities, offset in part by $675.8 million and $32.8 million provided by operating and investing activities, respectively. Net cash of $675.8 million provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in working capital. Net cash of $32.8 million provided by investing activities consisted primarily of cash generated from asset sales at capital services, partially offset by investments in fixed assets and other investing activities. Other investing activities included the acquisitions of one of our address printing suppliers and two of our international dealerships. Net cash of $743.8 million used in financing activities consisted primarily of a net decrease in total debt, stock repurchases and dividends paid to stockholders.

The ratio of total debt to total debt and stockholders' equity was 78.9% and 82.3% at September 30, 2003 and December 31, 2002, respectively. Including the preferred stockholders' equity in a subsidiary company as debt, the ratio of total debt to total debt and stockholders' equity was 80.2% and 83.4% at September 30, 2003 and December 31, 2002, respectively. The decrease in this ratio was driven by a net reduction of total debt and favorable foreign currency translation adjustments for the nine months ended September 30, 2003.

We generated $461.7 million of free cash flow (defined as net cash provided by operating activities less net investment in fixed assets) for the nine months ended September 30, 2003. Free cash flow for the nine months ended September 30, 2003 was reduced by approximately $41.8 million of payments associated with restructuring initiatives. Free cash flow is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with GAAP, but is presented because we believe it is a widely accepted indicator of our ability to incur and service debt.

The following table reconciles the reported consolidated results to adjusted results for the nine months ended September 30, 2003:


(Dollars in thousands)                                              Nine months ended
                                                                   September 30, 2003
                                                                   ------------------

GAAP net cash provided by operating activities, as reported......  $          675,843
   Net investment in fixed assets................................            (214,138)
                                                                   ------------------
Free cash flow...................................................  $          461,705
                                                                   ==================

Financings and Capitalization
-----------------------------

In September 2003, we sold our remaining interest in a lease transaction that was issued in July 2001 and transferred the obligation on the remaining non-recourse promissory note with a total principal balance of approximately $26 million. The transfer of this obligation is reflected as a reduction of long-term debt in the consolidated balance sheets.

At September 30, 2003, $456 million remained available under the shelf registration statement filed in October 2001 with the SEC, permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. In April 2003, as part of this shelf registration statement, we established a medium-term note program for the issuance of up to $1.38 billion in aggregate principal, representing the remaining amount available on the shelf at that time.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 22

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

In February 2002, we completed an offering of Euros 250 million of senior unsecured notes. These notes bore interest at a floating rate of EURIBOR plus 20 basis points, set two business days preceding the quarterly interest payment dates and matured in August 2003. The notes were listed on the Luxembourg Stock Exchange and were designated as a hedge of Euro denominated net investments held by the company. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, the financing of acquisitions and the repurchase of company stock.

We believe that our financing needs for the next 12 months can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and our existing commercial paper program.

Capital Investments
-------------------

During the first nine months of 2003, net investments in fixed assets included $136.1 million in net additions to property, plant and equipment and $78.0 million in net additions to rental equipment and related inventories compared with $104.9 million and $49.9 million, respectively, in the same period in 2002. These additions include expenditures for plant and manufacturing equipment and infrastructure improvements as well as increased investments associated with new accounts at PBMS. In the case of rental equipment, the additions included the production of postage meters. The increase in our investment in fixed assets over the prior year was driven by our continued investments in infrastructure improvements, digital equipment for PBMS sites and new digital meters.

We expect net investments in fixed assets for the remainder of 2003 to continue to be higher than the prior year. These investments will also be affected by the timing of our customers' transition to digital meters. At September 30, 2003, commitments for the acquisition of property, plant and equipment as well as rental equipment reflected the items discussed above.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 23

Investment in commercial passenger and cargo aircraft leasing transactions
--------------------------------------------------------------------------

At September 30, 2003, our net investment in commercial passenger and cargo aircraft leasing transactions was $298.2 million, which is composed of transactions with U.S. and foreign airlines of $42.0 million and $256.2 million, respectively. This portfolio is diversified across 12 airlines and 29 aircraft and is financed through investments in leveraged lease transactions, direct financing lease transactions and through our equity investment in PBG. Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) our inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover our net investment; and/or (3) in the case of the leveraged lease portfolio, the absence of an equity defeasance or other third-party credit arrangements. Approximately 42 percent of our remaining net investment in commercial passenger and cargo aircraft leasing investments is further secured by approximately $124.7 million of equity defeasance accounts or third-party credit arrangements.

At September 30, 2003, our net investment in commercial passenger and cargo aircraft leasing transactions was composed of the following:

(Dollars in thousands)
                                                % of total       Net investment
                                     Aircraft   investment   September 30, 2003
                                     --------   ----------   ------------------
Airline

U.S.
----
United and subsidiary............           5          5.2            $  15,648
Delta............................           5         12.3               36,674
America West.....................           1          7.0               20,934
American.........................           6          0.9                2,652
Southwest........................           2          2.8                8,448
Northwest........................           1          0.6                1,770
Alaska...........................           1          0.4                1,095
Federal Express..................           1          7.2               21,480
Credit loss reserves.............                                       (66,740)
                                     --------   ----------   ------------------
                                           22         14.1               41,961
                                     --------   ----------   ------------------
Foreign
-------
KLM..............................           2         36.2              108,077
Qantas...........................           2         22.2               66,205
Japan............................           2         16.2               48,305
Air France.......................           1         11.3               33,635
                                     --------   ----------   ------------------
                                            7         85.9              256,222
                                     --------   ----------   ------------------

Total............................          29        100.0            $ 298,183
                                     ========   ==========   ==================

During the second quarter of 2003, Lufthansa exercised its early buy-out option. We received approximately $22 million from this transaction, reflecting the net investment at that time.

Capital Services portfolio
--------------------------

Our investment in Capital Services lease related assets included in our consolidated balance sheets was composed of the following:

(Dollars in millions)
                                                             September 30, 2003
                                                             ------------------
Leveraged leases.........................................             $   1,499
Finance receivables......................................                   481
Other assets.............................................                    57
Rental equipment.........................................                    22
                                                             ------------------
Total....................................................             $   2,059
                                                             ==================

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 24

The $1.5 billion investment in leveraged leases on our consolidated balance sheets is diversified across the following types of assets:

o  $333 million related to locomotives and railcars
o  $332 million for postal equipment with international postal authorities
o  $278 million related to commercial passenger and cargo aircraft
o  $237 million related to commercial real estate facilities
o  $138 million for telecommunications equipment
o  $132 million for rail and bus facilities
o  $49 million for shipping and handling equipment

Our leveraged lease investment in telecommunications equipment represents leases to three highly rated international telecommunication entities. Approximately 86 percent of this portfolio is further secured by equity defeasance accounts or other third-party credit arrangements. Additionally, our leveraged lease investment in commercial real estate facilities includes approximately $87 million related to leases of corporate facilities to four U.S. telecommunication entities, of which $72 million is with lessees that are highly rated.

Overall, approximately 52 percent of our $1.5 billion leveraged lease portfolio is further secured by equity defeasance accounts or other third-party credit arrangements. In addition, approximately 20 percent of the remaining leveraged lease portfolio represents leases to highly rated government related organizations which have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Finance receivables are composed of the following:

(Dollars in millions)
                                                  September 30, 2003
                                                  ------------------
Assets held for sale........................                   $  51
Single investor leases:
 Non-core...................................                     165
 Core.......................................                     265
                                                  ------------------
Total.......................................                   $ 481
                                                  ==================

Other assets represent our 50% equity interest in PBG. We formed PBG with GATX Corporation during 1997 for the purpose of financing and managing certain leasing related assets. We account for our investment in PBG under the equity method. See Note 2 to the consolidated financial statements.

In the third quarter 2003, we liquidated approximately $103 million of non-core assets, including $45 million of our assets held for sale, and continued to pursue the sale of other non-core lease assets on an economically advantageous basis, which resulted in the sale of an additional $58 million of assets from the portfolio. For the nine months ended September 30, 2003, we liquidated approximately $306 million of non-core assets, including $145 million of our assets held for sale and $161 million of our other non-core lease assets.

Subsequent Events
-----------------

On October 23, 2003, we completed the acquisition of DDD for a net purchase price of $49.5 million. DDD offers a broad array of services including, fulfillment services, secure mail processing, messenger services, logistics support, and record and information management.

Regulatory Matters
------------------

In 2000, the U.S. Postal Service (USPS) issued a schedule for the phaseout of manually reset electronic meters in the U.S. as follows:

o As of February 1, 2000, new placements of manually reset electronic meters were no longer permitted.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 25

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 26

o success in gaining product approval in new markets where regulatory approval is required
o  successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o the company's success at managing customer credit risk, including risks associated with commercial passenger and cargo aircraft leasing transactions
o  changes in interest rates
o  foreign currency fluctuations
o  cost, timing and execution of the restructuring plan
o  timing and execution of the meter transition plan
o regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions
o impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents
o  third-party suppliers' ability to provide product components
o negative income tax adjustments for prior audit years and changes in tax laws or regulations
o terms and timing of actions to reduce exposures and disposal of assets in Capital Services segment
o  continuing developments in the U.S. and foreign airline industry
o  changes in pension and retiree medical costs.

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 27

Included among these cases are two patent actions, one with Stamps.com and one with Ricoh Company, Ltd. in which allegations of infringement have been made against our DM SeriesTM of products. In addition we are defendants in several actions relating to a program PBCC offers to some of its leasing customers to replace the leased equipment if it is lost, stolen or destroyed. In the last quarter, the plaintiffs in Texas amended their complaint to expand its scope from a purported class action limited to customers in Texas to include customers in every state except California and Alabama. Already pending in California and Alabama, as well as Louisiana, are purported class actions limited to customers of those particular states. No court has ruled on whether or not any of these four cases may proceed on a class basis. There are also several actions brought on behalf of individual customers in Mississippi. We have previously prevailed at the summary judgment stage in two similar litigations, including one federal court decision affirmed by the United States Court of Appeals for the Fifth Circuit.

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

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

         Reg. S-K
         Exhibits      Description
         --------      ---------------------------------------------------------

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

       On August 25, 2003, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated August 25, 2003 regarding its announcement to acquire DDD Company.

       On July 21, 2003, the company filed a current report on Form 8-K pursuant to Items 9 and 12 thereof, reporting the Press Release dated July 21, 2003 for the quarter ended June 30, 2003.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2003
Page 28



                              Signatures
                              ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              PITNEY BOWES INC.




November 12, 2003



                              /s/ B. P. Nolop
                              -----------------------------
                              B. P. Nolop
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)



                              /s/ J. R. Catapano
                              ------------------------------
                              J. R. Catapano
                              Controller
                              (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------



Reg. S-K
Exhibits     Description
--------     -------------------------------------------------------------------

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