Form 10-K
period 2003-12-31
PITNEY BOWES INC /DE/
filed 2004-03-09
CIK 78814

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549-1004

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-3579

PITNEY BOWES INC.

Incorporated pursuant to the Laws of the State of Delaware

Internal Revenue Service Employer Identification No. 06-0495050

World Headquarters
1 Elmcroft Road
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

As of February 20, 2004, the number of shares of common stock, $1 par value, outstanding was 232,536,114. The aggregate market value of voting stock (common stock and $2.12 convertible cumulative preference stock) held by non-affiliates of the registrant (based on the closing price of these securities on the New York Stock Exchange at June 30, 2003) is $8,962,277,703.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders to be held May 10, 2004 are incorporated by reference in Part III.

PITNEY BOWES INC.

PITNEY BOWES INC.
PART I

ITEM 1 - BUSINESS

Our company was incorporated in the state of Delaware on April 23, 1920, as the Pitney Bowes Postage Meter Company. Today, we are a provider of leading-edge global, integrated mail and document management solutions for organizations of all sizes.

Pitney Bowes Inc. and its subsidiaries (which we refer to in this Form 10-K as us, we, our or the company) operate in three reportable segments: Global Mailstream Solutions, Global Enterprise Solutions and Capital Services. We operate both inside and outside the United States. See Note 21 to the consolidated financial statements for financial information concerning revenue, operating profit and identifiable assets, by reportable segment and geographic area.

For more information about us, our products, services and solutions, visit www.pitneybowes.com. Also, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments or exhibits to those reports will be made available free of charge through our Investor Relations section of our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Business Segments

Global Mailstream Solutions

Our Global Mailstream Solutions segment includes worldwide revenue and related expenses from the rental of postage meters and the sale, rental and financing of mailing equipment, including mail finishing and software-based mail creation equipment. We also include in this segment, software-based shipping, transportation and logistics systems, related supplies and services, presort mail services, postal payment solutions and supply chain solutions such as order management and fulfillment support. We sell, rent or finance our products. We sell our supplies and services. Some of our products are sold through dealers.

Products in this segment include postage meters, mailing machines, address hygiene software, manifest systems, letter and parcel scales, mail openers, mailroom furniture, folders, table-top inserters, paper handling equipment, shipping equipment, software-based shipping and logistics systems, presort machines and postal payment solutions.

Global Enterprise Solutions

Our Global Enterprise Solutions segment includes Pitney Bowes Management Services (PBMS) and Document Messaging Technologies (DMT). In this segment, we sell, rent or finance our products. We sell our supplies and services.

PBMS includes worldwide revenue and related expenses from facilities management contracts for advanced mailing, secure mail services, reprographic, document management and other high-value services. PBMS offers a variety of business support services to our customers to manage copy, reprographic and mail centers, facsimile, electronic printing and imaging services, and records management. PBMS is a major provider of on- and off-site services which help our customers manage the creation, processing, storage, retrieval, distribution and tracking of documents and messages in both paper and digital form.

DMT includes U.S. revenue and related expenses from the sale, service and financing of high speed, software-enabled production mail systems, sorting equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software.

We include our internal financial services operations in both the Global Mailstream Solutions and Global Enterprise Solutions segments. The internal financial services operations provide lease financing for our products in the U.S., Canada, the United Kingdom, Germany, France, Norway, Ireland, Australia, Austria, Spain, Italy, Switzerland, Sweden, Denmark and the Netherlands.

Capital Services

Our Capital Services segment consists of financing for non-Pitney Bowes equipment. It includes primarily interest and fee-based income generated by financing arrangements. Core Capital Services consists primarily of financing of Imagistics International Inc. (IGI) copier equipment. Non-core Capital Services consists primarily of financing of large-ticket, non-Pitney Bowes equipment.

In the past, we have directly financed or arranged financing for commercial and non-commercial aircraft, real estate, over-the-road trucks and trailers, locomotives, railcars, rail and bus facilities, office equipment and high-technology equipment such as data processing and communications equipment. In January 2003, we announced that we would cease originating large-ticket, structured, third-party, financing of non-core lease assets. In 2003, we liquidated approximately $337 million of non-core assets and continued to pursue opportunities to reduce our exposure to non-core lease assets on an economically advantageous basis. Our remaining investment in Capital Services lease related assets included in our Consolidated Balance Sheets at December 31, 2003 was $2.05 billion. See Capital Services in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

Support Services

We maintain extensive field service organizations in the U.S. and some other countries to provide support services to customers who have rented, leased or purchased equipment. These support services, which are usually in the form of annual maintenance contracts, accounted for approximately 13% of revenue in 2003, 2002 and 2001.

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

Credit Policies

We establish credit approval limits and procedures at regional, divisional, subsidiary and corporate levels based on the credit quality of the customer and the type of product or service provided. In addition, we utilize an Automatic Approval Program (AAP) for certain leases within our internal financing division. The AAP program is designed to facilitate low dollar transactions by utilizing historical payment patterns and losses realized for customers with common credit characteristics. The program dictates the criteria under which we will accept a customer without performing a more detailed credit investigation. The AAP considers criteria such as maximum equipment cost, a customer’s time in business and current payment experience with our internal financing division.

We base our credit decisions primarily on a customer’s financial strength, and, in the case of our Capital Services programs, we have also considered collateral values.

Credit Experience

In 2002, we recorded a pre-tax charge of approximately $213 million ($134 million net of taxes) or 56 cents per diluted share primarily related to the rapid deterioration in business conditions of the U.S. airline industry. For a further discussion of our aircraft leasing investments, please refer to Capital Services in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

The percentage of receivables over 30 days delinquent was 7.7% at December 31, 2003, 7.4% at December 31, 2002 and 8.1% at December 31, 2001, of which the percentage relating to financial services was 46%, 53% and 58% at December 31, 2003, 2002 and 2001, respectively.

We have charged losses of $11.2 million, $13.7 million and $10.3 million against the allowance for doubtful accounts in 2003, 2002 and 2001, respectively. Charges against the allowance for credit losses on finance receivables were $64.7 million, $66.3 million and $50.4 million in 2003, 2002 and 2001, respectively.

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

The financing business is highly competitive. Leasing companies, commercial finance companies, commercial banks and other financial institutions compete, in varying degrees, in the several markets in which our finance operations do business. Our competitors range from very large, diversified financial institutions to many small, specialized firms. In view of the market fragmentation and absence of any dominant competitors, we believe that it is not possible to provide a meaningful description of our finance operations’ competitive position in these markets.

Research and Development/Patents

We have research and development programs that are directed toward developing new products and service methods. Our expenditures on research and development totaled $147.3 million, $141.3 million and $133.1 million in 2003, 2002 and 2001, respectively.

As a result of our research and development efforts, we have been awarded a number of patents with respect to several of our existing and planned products. We do not believe our businesses are materially dependent on any one patent or any group of related patents or on any one license or any group of related licenses.

Material Supplies

We believe we have adequate sources for most parts and materials for our products that we manufacture. However, as we continue to shift from direct manufacturing to assembly of our products, we rely to an increasing extent on microelectronic components, and temporary shortages of these components have occurred from time to time due to the demands by many users of such components. However, we do not expect these temporary shortages to have a material adverse impact on our business.

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

Employee Relations

At December 31, 2003, we employed 24,747 persons in the U.S. and 7,727 persons outside the U.S. Headcount declined in 2003 compared to 2002 primarily due to our 2003 restructuring initiatives partially offset by increased headcount as a result of our 2003 acquisitions. We believe that employee relations are satisfactory. The large majority of our employees are not represented by any labor union. Our management follows the policy of keeping employees informed of decisions, and encourages and implements employee suggestions whenever practicable.

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

In 2002, we announced that we are reviewing options for real estate realignment, including alternative sites for our World Headquarters office, in order to better meet our long-term needs. We are continuing to review the alternatives. During 2003, we decided to exit our Main Plant facility in Stamford, Connecticut in connection with our product sourcing and real estate optimization strategy. See Restructuring Charges in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

Global Mailstream Solutions

The headquarters for Global Mailstream Solutions is located in Stamford, Connecticut. Its products are manufactured or assembled in a number of plants principally in Connecticut; Harlow, England; Friedberg, Germany; Lyon, France and St. Denis, France. Most of

these facilities are owned by the company. At December 31, 2003, there were 158 sales, support services and finance offices, substantially all of which are leased, located throughout the U.S. and in a number of other countries.

Global Enterprise Solutions

DMT is headquartered in Danbury, Connecticut. We lease eleven facilities located throughout the U.S. PBMS is headquartered in Stamford, Connecticut and leases 61 facilities located throughout the U.S. and in Canada, England, Belgium, Denmark, France, Germany, Norway, the Netherlands and Sweden.

Capital Services

The headquarters of our Capital Services business is located in Shelton, Connecticut.

ITEM 3 – LEGAL PROCEEDINGS

In the ordinary course of normal business, we are routinely defendants in or parties to a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things:

•	contractual rights under vendor, insurance or other contracts
•	intellectual property or patent rights
•	equipment, service, payment or other disputes with customers
•	disputes with employees

In addition, we are a defendant in several purported class actions relating to a program our wholly-owned subsidiary, Pitney Bowes Credit Corporation (PBCC), offers to some of its leasing customers to replace the leased equipment if it is lost, stolen or destroyed. Each of these actions alleges generally that the PBCC program is mischaracterized in the lease contract and is not properly communicated to the customers. Based on the only currently pending class certification motions, in California and Alabama, it appears that plaintiffs are requesting class-wide relief on their breach of contract claims only and that the class-wide damages sought are reimbursement of the fees paid. The complaints also seek to enjoin PBCC from offering the program in the future. The currently pending purported class actions are as follows: Boston Reed v. Pitney Bowes, et al. (Superior Court of California, County of Napa, filed January 16, 2002) (class and representative action purportedly on behalf of California customers, February 1998 to the present; our summary judgment motion is ready for decision); Harbin, et al. v. Pitney Bowes, et al. (Montgomery, Alabama Circuit Court, filed March 19, 2002) (class action purportedly on behalf of Alabama customers, dating from March 1996 to the present; our motion for summary judgment was denied in February 2004 but the court has granted us the right to seek an immediate appeal of key aspects of that decision; the class certification motion is ready for decision with either party having the right to an immediate appeal of an adverse decision); McFerrin Insurance v. Pitney Bowes, et al. (District Court, Jefferson County, Texas, filed May 29, 2002) (class action amended to be on behalf of a purported national class in September 2003); Comsentech, Inc., et al. v. Pitney Bowes Credit Corporation (United States District Court, Western District of Louisiana, filed March 31, 2003) (class action purportedly on behalf of Louisiana customers, with no date limitation disclosed); Cred-X v. Pitney Bowes, et al. (Circuit Court, Kanawha County West Virginia, filed November 19, 2003) (class action purportedly on behalf of West Virginia customers with one claim purportedly on behalf of a national class of customers, with no date limitation disclosed). In addition to the purported class actions listed above, there are several individual actions brought on behalf of Mississippi customers.

We have previously prevailed at the summary judgment stage in two similar litigations, including one federal court decision affirmed by the United States Court of Appeals for the Fifth Circuit.

We are also a defendant in a patent action brought by Ricoh Company, Ltd. in which there are allegations of infringement against certain of our important mailing products, including the DM SeriesTM. To date, the plaintiff has not specified the relief sought. Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002).

In the cases described above, plaintiffs may seek to recover large and sometimes unspecified amounts of damages or other types of relief, and some matters may remain unresolved for several years. Although we cannot predict the outcome of such matters, based on current knowledge, we do not believe that the ultimate outcome of the litigation referred to in this section will have a material adverse effect on our financial position, results of operations or cash flows. However, if the plaintiffs do prevail, the result may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our shareholders during the three months ended December 31, 2003.

Executive Officers of the Registrant

Name	Age	Title	Executive Officer Since

Michael J. Critelli	55	Chairman and Chief Executive Officer	1988

Brian M. Baxendale	61	Senior Vice President and President, Enterprise Relationship Development	2000

Gregory E. Buoncontri	56	Senior Vice President and Chief Information Officer	2000

Karen M. Garrison	55	Executive Vice President	1999

Luis A. Jimenez	59	Senior Vice President and Chief Strategy Officer	1999

Matthew S. Kissner	49	Executive Vice President and Group President, Global Enterprise Solutions	1997

Murray D. Martin	56	Executive Vice President and Group President, Global Mailstream Solutions	1998

Michele Coleman Mayes	54	Senior Vice President and General Counsel	2003

Bruce P. Nolop	53	Executive Vice President and Chief Financial Officer	2000

Johnna G. Torsone	53	Senior Vice President and Chief Human Resources Officer	1993

There is no family relationship among the above officers, all of whom have served in various corporate, division or subsidiary positions with the company for at least the past five years except G.E. Buoncontri, L.A. Jimenez, M. Coleman Mayes and B.P. Nolop.

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

Ms. Mayes joined the company in February 2003 as Senior Vice President and General Counsel. Prior to joining the company, Ms. Mayes was Vice President - Legal, Assistant Secretary and Corporate Officer of Colgate-Palmolive Company. Ms. Mayes also served as Vice President and Deputy General Counsel - International and Corporate as well as Vice President of Human Resources and Legal for Colgate North America. Prior to joining Colgate-Palmolive Company, Ms. Mayes also held various legal positions at Unisys Corporation.

Mr. Nolop joined the company from Wasserstein Perella & Co., an investment bank and one of Pitney Bowes’ financial advisors, where he had served as managing director since 1993. Prior to joining Wasserstein Perella & Co., Mr. Nolop held senior positions with Goldman Sachs & Co., Kimberly-Clark Corporation and Morgan Stanley & Co.

PART II

ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Pitney Bowes common stock is traded under the symbol “PBI”. The principal market is the New York Stock Exchange (NYSE). Our stock is also traded on the Chicago, Philadelphia, Boston, Pacific and Cincinnati stock exchanges. At December 31, 2003, we had 27,011 common stockholders of record.

On January 30, 2004, our Board of Directors approved an increase in the dividend on common stock to an annualized rate of $1.22 per share. This is the twenty-second consecutive year that we have increased our dividend on common stock.

Stock Information

Dividends per common share

Quarter	2003	2002

First	$.30	$.295
Second	.30	.295
Third	.30	.295
Fourth	.30	.295

Total	$1.20	$1.18

Quarterly price ranges of common stock as reported on the NYSE

	2003
Quarter	High	Low

First	$34.34	$29.45
Second	$39.60	$31.60
Third	$40.38	$36.23
Fourth	$42.75	$38.00

	2002
Quarter	High	Low

First	$44.15	$37.43
Second	$44.41	$38.39
Third	$40.33	$29.98
Fourth	$36.80	$28.55

ITEM 6 – SELECTED FINANCIAL DATA

The following tables summarize selected financial data for the company, and should be read in conjunction with the more detailed consolidated financial statements and related notes thereto included under Item 8 of this Form 10-K.

Summary of Selected Financial Data
(Dollars in thousands, except per share amounts)

	Years ended December 31

	2003	2002	2001	2000	1999

Total revenue	$4,576,853	$4,409,758	$4,122,474	$3,880,868	$3,811,576
Total costs and expenses	3,855,762	3,790,313	3,356,090	3,078,020	2,987,634

Income from continuing operations before income taxes	721,091	619,445	766,384	802,848	823,942
Provision for income taxes	226,244	181,739	252,064	239,723	260,952

Income from continuing operations	494,847	437,706	514,320	563,125	562,990
Discontinued operations	3,270	38,044	(25,977)	64,104	73,222
Cumulative effect of accounting change	-	-	-	(4,683)	-

Net income	$498,117	$475,750	$488,343	$622,546	$636,212

Basic earnings per share:
Continuing operations	$2.12	$1.83	$2.09	$2.20	$2.11
Discontinued operations	.01	.16	(.11)	.25	.27
Cumulative effect of accounting change	-	-	-	(.02)	-

Net income	$2.13	$1.99	$1.99	$2.43	$2.38

Diluted earnings per share:
Continuing operations	$2.10	$1.81	$2.08	$2.18	$2.07
Discontinued operations	.01	.16	(.10)	.25	.27
Cumulative effect of accounting change	-	-	-	(.02)	-

Net income	$2.11	$1.97	$1.97	$2.41	$2.34

Total cash dividends on common, preference and preferred stock	$280,870	$282,225	$285,164	$292,736	$272,866
Cash dividends per share of common stock	$1.20	$1.18	$1.16	$1.14	$1.02
Average common and potential common shares outstanding	236,165,024	241,483,539	247,615,560	258,602,218	272,006,143
Cash provided by operating activities	$851,261	$502,559	$1,035,887	$872,244	$981,086
Depreciation and amortization	$288,808	$264,250	$317,449	$321,157	$412,104
Capital expenditures	$285,681	$224,834	$256,204	$268,577	$304,898

Balance sheet at December 31
Total assets	$8,891,388	$8,732,314	$8,318,471	$7,901,266	$8,222,672
Long-term debt	$2,840,943	$2,316,844	$2,419,150	$1,881,947	$1,997,856
Total debt	$3,573,784	$3,968,551	$3,494,310	$3,164,548	$3,324,560
Capital lease obligations	$4,183	$4,369	$3,103	$4,660	$6,372
Preferred stockholders’ equity in a subsidiary company	$310,000	$310,000	$310,000	$310,000	$310,000
Stockholders’ equity	$1,087,362	$853,327	$891,355	$1,284,975	$1,625,610
Book value per common share	$4.68	$3.62	$3.68	$5.16	$6.13

Ratios
Profit margin from continuing operations:
Pre-tax earnings	15.8%	14.0%	18.6%	20.7%	21.6%
After tax earnings	10.8%	9.9%	12.5%	14.5%	14.8%
Return on stockholders’ equity before accounting changes	45.8%	55.8%	54.8%	48.8%	39.1%
Debt to total capital	76.7%	82.3%	79.7%	71.1%	67.2%

Other
Common stockholders of record	27,011	27,418	27,849	32,231	32,754
Total employees	32,474	33,130	32,724	28,542	27,267

Note: The sum of the earnings per share amounts may not equal the totals due to rounding.

ITEM 7 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in Forward-Looking Statements on page 31 and elsewhere in this report.

Overview

In 2003, we were able to continue our transformation for long-term growth. We achieved this by staying focused on our strategic priorities, which include enhancing our core businesses, streamlining our infrastructure and executing our growth strategies. Approximately 77% of our revenue is recurring due primarily to our large lease and business service contract base and this helps us mitigate the impact of economic conditions. In 2003, we liquidated approximately $337 million of non-core Capital Services assets in connection with our previously announced strategy to cease originating large-ticket, structured, third-party, financing of non-core lease assets and continued to pursue opportunities to reduce our exposure to non-core lease assets on an economically advantageous basis. Our remaining investment in Capital Services lease related assets included in our Consolidated Balance Sheets at December 31, 2003 was $2.05 billion. We also adopted a formal restructuring plan to undertake initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. We acquired DDD Company (DDD) which expanded our presence in the important government sector and we also significantly expanded our presort network to 22 sites throughout the U.S.

In 2003, revenue increased 4%, income from continuing operations increased 13% and diluted earnings per share from continuing operations increased 16% to $2.10 compared with $1.81 in 2002. Revenue growth for 2003 was driven primarily by the favorable impact of foreign currency and by the acquisitions of DDD and PSI Group, Inc. (PSI), which more than offset the negative impact of lower revenue from non-core Capital Services financing. In 2003, income from continuing operations was reduced by pre-tax restructuring charges of $117 million ($75 million net of taxes) or 32 cents per diluted share and pre-tax contributions to charitable foundations of $10 million ($6 million net of taxes) or 3 cents per diluted share. In 2003, income from continuing operations was increased by pre-tax income of $10 million ($6 million net of taxes) or 3 cents per diluted share resulting from the favorable resolution of contingencies related to a settlement of a class action lawsuit that was settled in 2002. In 2002, income from continuing operations was reduced by a non-cash pre-tax Capital Services charge of approximately $213 million ($134 million net of taxes) or 56 cents per diluted share, related to a write-down of our investments in commercial passenger aircraft leasing, and to increase our provision for credit losses primarily related to the rapid deterioration of the U.S. airline industry. Diluted earnings per share included 16 cents from non-core Capital Services in 2003 compared with 24 cents per diluted share in 2002. During 2003, we generated $851 million of cash from operating activities, repurchased 5.4 million shares of our common stock and increased our common stock dividend for the twenty-second consecutive year.

We believe that the challenges of 2004 will be very similar to 2003 as the headwind of lower earnings from our non-core Capital Services business will continue into 2004 and we anticipate higher benefits and other non-controllable costs.

See Results of Continuing Operations for 2003, 2002 and 2001 below for a more detailed discussion of our results of operations.

Results of Continuing Operations 2003 Compared to 2002

Business segment revenue

The following table shows revenue in 2003 and 2002 by business segment:

(Dollars in millions)	2003	2002	% change

Global Mailstream Solutions	$3,156	$3,012	5%
Global Enterprise Solutions	1,270	1,218	4%

Total Messaging Solutions	4,426	4,230	5%

Non-core	110	140	(22)%
Core	41	40	2%

Capital Services	151	180	(16)%

Total revenue	$4,577	$4,410	4%

Total Messaging Solutions revenue grew 5% over the prior year. The revenue increase came from growth in the Global Mailstream Solutions and Global Enterprise Solutions segments of 5% and 4%, respectively, over 2002.

Global Mailstream Solutions revenue increased 5% over the prior year driven by the favorable impact of foreign currency and the acquisition of PSI. Revenue was negatively impacted by delayed decision-making by customers for equipment upgrades and new equipment purchases at the high-end of our product line due to business and economic uncertainty. Global Mailstream Solutions revenue in the U.S. grew 2% driven by growth in small business mailing products and presort operations partially offset by lower financing and sales revenue from slower equipment sales. Within the Global Mailstream Solutions segment, international mailing revenue increased 14% primarily as a result of the favorable impact of foreign currency. On a local currency basis, Canada, France and the Nordic countries experienced good revenue growth. Canada’s revenue grew on a local currency basis due to increased leasing of equipment, improved support services revenue and strong placements of new digital meter systems and high-end production mailing systems. France’s revenue grew on a local currency basis due to the integration and success of the Secap SA (Secap) organization. This revenue growth was achieved despite lower revenue in some European countries, such as Germany, and Asia where economic conditions deteriorated and as a result demand has been slower for mailing equipment in a post meter migration environment.

Global Enterprise Solutions revenue increased 4% over the prior year driven by a 3% increase at PBMS and an 8% increase at DMT. PBMS’ revenue increased 3% over the prior year as a result of the favorable impact of foreign currency and the acquisition of DDD, which more than offset the adverse impact of contraction of business in large enterprise accounts. Contraction of business in the telecommunications, financial services and transaction based legal services industries continued to have an adverse impact on PBMS’ revenue growth and operating margins, which resulted in the loss of higher margin business with long-term customers as they continued to downsize their businesses in 2003. The acquisition of DDD demonstrates PBMS’ strategy to accelerate diversification into the government sector as well as to expand cross-selling opportunities. The diversification of its customer base will help offset the weakness that still exists in many other customer segments. DMT revenue increased 8% over the prior year driven by sales of DMT’s inserter and sortation equipment. DMT was adversely impacted during the first half of 2003 by reduced capital spending as businesses continued to delay large capital spending decisions, which in turn slowed worldwide demand for our high speed, software-enabled production mail equipment and mail processing software. Orders for inserter equipment have been strong over the second half of 2003 as businesses appear to have gradually increased their capital spending in anticipation of an improving economy.

Capital Services revenue decreased 16% due to our previously announced decision to cease originating large-ticket, structured, third-party, financing of non-core lease assets.

Business segment operating profit

The following table shows operating profit in 2003 and 2002 by business segment:

(Dollars in millions)	2003	2002	% change

Global Mailstream Solutions	$947	$894	6%
Global Enterprise Solutions	75	83	(10)%

Total Messaging Solutions	1,022	977	5%

Non-core	50	59	(14)%
Core	21	17	22%

Capital Services	71	76	(6)%

Total operating profit	$1,093	$1,053	4%

Total Messaging Solutions operating profit increased 5% over the prior year. Operating profit increased 6% in the Global Mailstream Solutions segment and declined 10% in the Global Enterprise Solutions segment.

Global Mailstream Solutions operating profit increased 6% supported by revenue growth and the effect of our continued emphasis on reducing costs and controlling operating expenses. Operating profit was favorably impacted by foreign currency and lower interest expense. Operating profit was adversely affected by moderating customer orders and upgrades due to the continuing weak economy and a shift to lower margin products and services.

The operating profit decrease in our Global Enterprise Solutions segment resulted from a 19% operating profit decrease at PBMS partially offset by a 25% operating profit increase at DMT. Operating profit at PBMS was adversely impacted by acquiring new lower margin accounts, lost higher margin accounts, and contraction of businesses in the telecommunications, financial services and transaction-based legal services sectors. PBMS continued its actions to offset economic sensitivity by diversifying its customer base into other market segments and providing higher value services to existing customers while reducing general and administrative expenses to address margin pressures. DMT’s operating profit growth resulted from increased placements of high margin equipment.

Operating profit decreased 6% in the Capital Services segment consistent with our previously announced decision to cease originating large-ticket, structured, third-party, financing of non-core lease assets. Operating profit was favorably impacted by lower interest expense compared to the prior year as a result of the decline in interest rates and the sale of non-core Capital Services assets.

Revenue by source

The following table shows revenue in 2003 and 2002 by source:

(Dollars in millions)	2003	2002	% change

Sales	$1,325	$1,309	1%
Rentals	860	828	4%
Core financing	545	540	1%
Non-core financing	110	140	(22)%
Business services	1,119	1,011	11%
Support services	618	582	6%

Total revenue	$4,577	$4,410	4%

Sales revenue increased 1% over the prior year due to strong supplies sales, sales of DMT equipment and the favorable impact of foreign currency, which more than offset the impact of delayed decision-making for upgrades and new equipment purchases at the high-end of our Global Mailstream Solutions product lines.

Rentals revenue increased 4% primarily due to the favorable impact of foreign currency and the strong placements of our digital standalone meters and new digital system meters. At December 31, 2003, digital meters represented approximately 67% of our U.S. meter base, up from 58% in 2002 and electronic meters represented approximately 33% of our U.S. meter base, down from 42% in 2002. We no longer place mechanical meters, which is in line with USPS guidelines. As previously mentioned, in 2001, we adopted a formal plan to transition to the next generation of networked mailing technology. See Legal and Regulatory Matters. We do not expect this transition to have a material adverse impact on rentals revenue.

Core financing revenue increased 1% due primarily to the favorable impact of foreign currency. In total, we financed 51% and 52% of all sales in 2003 and 2002, respectively.

Non-core financing revenue decreased 22% due to our previously announced decision to cease originating large-ticket, structured, third-party, financing of non-core lease assets.

Business services revenue includes revenue from PBMS and PSI. PBMS revenue increased 3% due mainly to the acquisition of DDD and the favorable impact of foreign currency. Revenue growth at PBMS was adversely affected by the continued contraction of large enterprise accounts, especially in the telecommunications, financial services and legal sectors, which resulted in the loss of higher margin business with our long-term customers as they continued to downsize their businesses in 2003. Revenue at PSI, which was acquired on August 1, 2002, increased business services revenue 8% driven by the expansion of our presort network to 22 sites at December 31, 2003 from 17 sites at December 31, 2002.

Support services revenue increased 6% due primarily to an increased service contract base and the favorable impact of foreign currency. Despite competitive pricing pressures, Global Mailstream Solutions achieved a strong increase in support services revenue due to a larger population of equipment maintenance agreements. DMT had growth in support services revenue driven by higher professional services revenue. Ongoing support services revenue continues to be partially dependent on equipment sales levels.

Costs of revenue

The following table summarizes costs of revenue as a percentage of related revenue in 2003 and 2002:

(Dollars in millions)			Percentage of Revenue

	2003	2002	2003	2002

Cost of sales	$612	$593	46.1%	45.3%
Cost of rentals	$171	$174	19.9%	21.0%
Cost of core financing	$141	$145	25.9%	26.9%
Cost of non-core financing	$39	$47	35.6%	33.2%
Cost of business services	$921	$814	82.3%	80.5%
Cost of support services	$323	$297	52.3%	51.1%

Cost of sales, as a percentage of sales revenue, increased compared with 2002, primarily due to the increase in mix of lower margin international and DMT revenue and the initial costs associated with our transition to outsourcing parts for digital equipment.

Cost of rentals, as a percentage of rentals revenue, decreased compared with 2002, as a result of lower depreciation costs associated with our standalone meters and lower repair costs resulting from the shift from electronic to digital meters.

Cost of core financing, as a percentage of core financing revenue, decreased compared with 2002, primarily due to cost reduction initiatives in our financial services business.

Cost of non-core financing, as a percentage of non-core financing revenue, increased compared with 2002, as a result of our decision to cease originating large-ticket, structured, third-party, financing of non-core lease assets and sell non-core lease assets on an economically advantageous basis.

Cost of business services, as a percentage of business services revenue, increased compared with 2002, primarily due to initial lower margins, higher start-up costs and delayed implementation associated with new accounts and sites, the loss of higher margin business with long-term customers as they continue to downsize and higher employee benefit costs.

Cost of support services, as a percentage of support services revenue, increased compared with 2002, primarily due to the increase in mix of lower margin international support services revenue, partially offset by our emphasis on controlling operating expenses.

Selling, general and administrative expenses

The following table shows selling, general and administrative expenses as a percentage of total revenue in 2003 and 2002:

(Dollars in millions)			Percentage of Revenue

	2003	2002	2003	2002

	$1,220	$1,186	26.7%	26.9%

Selling, general and administrative expenses, as a percentage of total revenue, decreased compared with 2002, as a result of our emphasis on controlling operating expenses, partially offset by costs associated with investments in infrastructure improvements, organizational transformation programs and growth initiatives.

Research and development expenses

The following table shows research and development expenses in 2003 and 2002:

(Dollars in millions)	2003	2002	% change

	$147	$141	4%

Research and development expenses increased 4% in 2003 to $147 million, reflecting our continued investment in developing new technologies and enhancing features for all our products. This increase represents expenditures for new digital meters and mailing machines, billing and statement software, distribution and logistics software, advanced inserting equipment and mail sorting equipment. We expect similar levels of investment in research and development in 2004.

Net interest expense

The following table shows net interest expense in 2003 and 2002:

(Dollars in millions)	2003	2002	% change

	$165	$179	(8)%

Net interest expense decreased 8% in 2003 due to lower average interest rates and lower average borrowings associated with our investment in leasing and rental products, acquisitions, dividends, and our stock repurchase program. Our variable and fixed rate debt mix, after adjusting for the effect of interest rate swaps, was 30% and 70%, respectively, at December 31, 2003. Based on current borrowing levels, a 25 basis point change in interest rates would impact annual interest expense by approximately $2 million to $3 million.

Effective tax rate

The following table shows the effective tax rate in 2003 and 2002:

2003	2002

31.4%	29.3%

The effective tax rate in 2003 includes a .6% tax benefit from the restructuring charges recorded in 2003. The effective tax rate in 2002 included a 2.0% tax benefit related to our Capital Services charge. The effective tax rate was negatively impacted by our strategy to cease originating large-ticket, structured, third-party, financing of non-core lease assets. The tax rate continues to benefit from leasing and financing activities. The tax rate is also favorably affected by our international expansion and our continued investment in developing new technologies. Our provision for taxes could be affected by tax law changes and interpretations by governments or courts. We expect our effective tax rate to increase as we continue to implement our non-core Capital Services strategy outlined on page 17.

Income from continuing operations increased 13% from $438 million to $495 million in 2003 and diluted earnings per share from continuing operations increased 16% from $1.81 to $2.10 in 2003. In 2003, income from continuing operations was reduced by pre-tax restructuring charges of $117 million ($75 million net of taxes) or 32 cents per diluted share and pre-tax contributions to charitable foundations of $10 million ($6 million net of taxes) or 3 cents per diluted share, and increased by pre-tax income related to the favorable resolution of contingencies related to a settlement of a class action lawsuit that was settled in 2002 of $10 million ($6 million net of taxes) or 3 cents per diluted share. In 2002, income from continuing operations was reduced by a non-cash pre-tax Capital Services charge of approximately $213 million ($134 million net of taxes) or 56 cents per diluted share, related to a write-down of our investments in commercial passenger aircraft leasing and to increase our provision for credit losses primarily related to the rapid deterioration of the U.S. airline industry. Diluted earnings per share included 16 cents from non-core Capital Services in 2003 compared with 24 cents per diluted share in 2002. In 2003, diluted earnings per share continued to benefit from our share repurchase program. During the year we repurchased 5.4 million shares, approximately 2% of the average common and potential common shares outstanding at the end of 2002.

Results of Continuing Operations 2002 Compared to 2001

In 2002, our revenue increased 7%, income from continuing operations decreased 15% and diluted earnings per share from continuing operations decreased 13% to $1.81 compared with $2.08 for 2001. The acquisitions of PSI, Secap, Danka Services International (DSI), and Bell & Howell International Mail and Messaging Technologies (MMT) contributed 6% to our 2002 revenue growth. These acquisitions increased our operating profit, but including related financing costs, did not materially impact earnings either on a per share or aggregate basis. In 2002, income from continuing operations was reduced by a non-cash pre-tax Capital Services charge of approximately $213 million ($134 million net of taxes) or 56 cents per diluted share. In 2001, income from continuing operations was reduced by a charge of 68 cents per diluted share related to assets associated with our non-networked mailing technology and a charge of 30 cents per diluted share related to restructuring initiatives, and increased by a net gain of 82 cents per diluted share from legal settlements.

Business segment revenue

The following table shows revenue in 2002 and 2001 by business segment:

(Dollars in millions)	2002	2001	% change

Global Mailstream Solutions	$3,012	$2,847	6%
Global Enterprise Solutions	1,218	1,083	12%

Total Messaging Solutions	4,230	3,930	8%

Non-core	140	150	(7)%
Core	40	42	(5)%

Capital Services	180	192	(6)%

Total revenue	$4,410	$4,122	7%

Total Messaging Solutions revenue increased 8% over the prior year. The revenue increase came from growth in the Global Mailstream Solutions and Global Enterprise Solutions segments of 6% and 12%, respectively, over 2001. Approximately 77% of our total 2002 revenue is recurring revenue, which we believe is a good indicator of potential repeat business.

Global Mailstream Solutions revenue increased 6% primarily due to the acquisitions of PSI, Secap and MMT. Global Mailstream Solutions revenue in the U.S. benefited from the placement of new digital mailing systems and the demand for our mail creation and distribution solutions products. Our new DM Series™ of digital mailing systems featuring Intellilink™ technology experienced good customer acceptance. Within the Global Mailstream Solutions segment, international mailing revenue grew 17%, of which 15% was attributable to revenue from the acquisition of Secap and the favorable impact of foreign currency. The remaining growth was primarily attributable to improved revenue trends in the U.K. and Canada. This revenue growth was achieved despite lower revenue in Germany and several other European countries, where demand has been slower for mailing equipment in a post meter migration environment, and where we have not yet launched our new DM Series™.

Global Enterprise Solutions revenue growth of 12% over the prior year was driven by a 19% increase at PBMS primarily as a result of the acquisition of DSI. PBMS continued to improve its competitive position and generated strong growth in new written business, particularly in higher value document management services, but this growth was partially offset by the continued contraction of large enterprise accounts, especially in the financial services and legal sectors. DMT revenue decreased 7% over the prior year as businesses continued to delay large capital spending decisions, which in turn slowed worldwide demand for our high speed, software-enabled production mail equipment and mail processing software.

Capital Services revenue decreased 6% due to our previously stated strategy to concentrate on fee-based income opportunities.

Business segment operating profit

The following table shows operating profit in 2002 and 2001 by business segment:

(Dollars in millions)	2002	2001	% change

Global Mailstream Solutions	$894	$860	4%
Global Enterprise Solutions	83	77	7%

Total Messaging Solutions	977	937	4%

Non-core	59	51	16%
Core	17	22	(23)%

Capital Services	76	73	4%

Total operating profit	$1,053	$1,010	4%

Operating profit grew 4% over the prior year which reflected contributions from acquisitions, as well as our continuing emphasis on reducing costs and controlling operating expenses. Operating profit grew 4% in the Global Mailstream Solutions segment and 7% in the Global Enterprise Solutions segment.

Global Mailstream Solutions operating profit grew 4% supported by revenue growth and the effect of our continued emphasis on reducing costs and controlling operating expenses. Operating profit was adversely affected by moderating customer orders and upgrades due to the continuing weak economy and a shift to lower margin products and services.

The operating profit growth in our Global Enterprise Solutions segment came from 11% operating profit growth at PBMS offset by a 5% operating profit decrease at DMT. The operating profit growth at PBMS was supported by strong revenue growth. Operating profit was adversely affected by costs associated with acquiring new accounts, and investments in product technology and infrastructure, especially in Europe. DMT’s operating profit decline was driven by slower placements of high margin equipment, an increase in lower margin service revenue and continued investment in new product development.

Operating profit increased 4% in the Capital Services segment due primarily to the decline in interest rates.

Revenue by source

The following table shows revenue in 2002 and 2001 by source:

(Dollars in millions)	2002	2001	% change

Sales	$1,309	$1,305	-
Rentals	828	784	6%
Core financing	540	526	3%
Non-core financing	140	150	(7)%
Business services	1,011	821	23%
Support services	582	536	9%

Total revenue	$4,410	$4,122	7%

Sales revenue remained flat in 2002. Sales growth was adversely affected by the continued slowdown of the global economy which has resulted in moderating customer orders and upgrades at Global Mailstream Solutions and DMT. Additionally, sales growth was adversely affected by our focus on rentals revenue, which should provide a more stable revenue stream over time.

Rentals revenue increased 6% primarily due to strong placements of our standalone meters and new digital meters. At December 31, 2002, digital meters represented approximately 58% of our U.S. meter base, up from 50% in 2001, and electronic meters represented approximately 42% of our U.S. meter base. We no longer place mechanical meters, which is in line with USPS guidelines. As previously mentioned, in 2001 we adopted a formal plan to transition to the next generation of networked mailing technology. See Legal and Regulatory Matters. We do not expect this transition to have a material adverse impact on rentals revenue.

Core financing revenue increased 3% due primarily to the favorable impact of foreign currency. In total, we financed 52% and 54% of all sales in 2002 and 2001, respectively.

Non-core financing revenue decreased 7% due to our strategies to reduce our exposure to our Capital Services segment.

Business services revenue includes revenue from PBMS and PSI. Business services revenue increased 20% as a result of the acquisitions of DSI and PSI and 3% as a result of growth in new written business. Revenue growth at PBMS was adversely affected by the continued contraction of large enterprise accounts, especially in the financial services and legal sectors.

Support services revenue increased 9% in 2002. Despite competitive pricing pressures, Global Mailstream Solutions achieved a strong increase in support services revenue due to a larger population of equipment maintenance agreements and the impact of acquisitions in 2002. DMT had growth in support services revenue due to an increased service contract base and on-site contracts. Ongoing support services revenue continues to be partially dependent on equipment sales levels.

Costs of revenue

The following table shows costs of revenue as a percentage of related revenue in 2002 and 2001:

(Dollars in millions)			Percentage of Revenue

	2002	2001	2002	2001

Cost of sales	$593	$611	45.3%	46.8%
Cost of rentals	$174	$151	21.0%	19.2%
Cost of core financing	$145	$155	26.9%	29.4%
Cost of non-core financing	$47	$45	33.2%	30.2%
Cost of business services	$814	$660	80.5%	80.4%
Cost of support services	$297	$265	51.1%	49.4%

Cost of sales, as a percentage of sales revenue, decreased compared with 2001, primarily due to a favorable product mix at our U.S. and international mailing businesses including margin improvements from the launch of our DM series™ of digital mailing systems.

Cost of rentals, as a percentage of rentals revenue, increased compared with 2001, as a result of higher depreciation costs.

Cost of core financing, as a percentage of core financing revenue, decreased compared with 2001, primarily due to cost reduction initiatives in our financial services business.

Cost of non-core financing, as a percentage of non-core financing revenue, increased compared with 2001, primarily due to our strategic actions to transition our Capital Services business and reduce our overall exposure to long-term external financing assets.

Cost of business services, as a percentage of business services revenue, increased compared with 2001, primarily due to costs associated with acquiring new management services accounts that have not yet generated a full year of revenue.

Cost of support services, as a percentage of support services revenue, increased compared with 2001, primarily due to the increase in mix of lower margin international support services revenue, partially offset by our emphasis on controlling operating expenses.

Selling, general and administrative expenses

The following table shows selling, general and administrative expenses as a percentage of total revenue in 2002 and 2001:

(Dollars in millions)			Percentage of Revenue

	2002	2001	2002	2001

	$1,186	$1,106	26.9%	26.8%

Selling, general and administrative expenses, as a percentage of total revenue, increased compared with 2001, primarily due to costs associated with investments in infrastructure and growth initiatives.

Research and development expenses

The following table shows research and development expenses in 2002 and 2001:

(Dollars in millions)	2002	2001	% change

	$141	$133	6%

Research and development expenses increased 6% in 2002 to $141 million, reflecting our continued investment in developing new technologies and enhancing features for all our products. The 2002 increase represents expenditures for digital document delivery systems, new digital meters and mailing machines, billing and statement software, distribution and logistics software, advanced inserting equipment and mail sorting equipment.

Net interest expense

The following table shows net interest expense in 2002 and 2001:

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

The effective tax rate in 2002 included a 2.0% tax benefit related to our Capital Services charge. The effective tax rate in 2001 included a 1.3% net tax charge related to legal settlements net of a restructuring charge. The tax rate continues to benefit from leasing and financing activities. The tax rate was also favorably affected by our international expansion and our continued investment in developing new technologies. Our provision for taxes could be affected by tax law changes and interpretations by governments or courts. We expect our effective tax rate to increase in 2003 and beyond as we implement our Capital Services strategy outlined below.

Capital Services

Capital Services strategy

In January 2003, we announced that we would cease originating large-ticket, structured, third-party, financing of non-core lease assets. In 2003, we liquidated approximately $337 million of non-core assets and continued to pursue opportunities to reduce our exposure to non-core lease assets on an economically advantageous basis. In 2002, we liquidated approximately $225 million of non-core financing assets primarily related to assets held for sale. Diluted earnings per share included 16 cents from non-core Capital Services in 2003 compared with 24 cents per diluted share in 2002. We estimate 2004 diluted earnings per share from non-core Capital Services to be about 8 cents per diluted share.

Capital Services charges

In 2002, we recorded a non-cash pre-tax charge of approximately $213 million, to write down our investments in commercial passenger aircraft leases primarily with US Airways Group, Inc. (US Airways) and United Air Lines (United) and to increase our provision for credit losses primarily related to commercial passenger aircraft leasing investments in the U.S. The pre-tax charge was composed of the following:

(1)	A write-down of U.S. aircraft lease receivables and residuals of approximately $110 million;

(2)	Additional credit loss reserves related to U.S. aircraft lease investments of approximately $82 million;

(3)	Other costs related to our aircraft leasing investments of approximately $1 million; and

(4)	Additional credit loss reserves related to non-aircraft Capital Services investments of approximately $20 million.

The decision of US Airways and United to file for bankruptcy in 2002 exacerbated an already difficult environment in the airline industry. As a result of the rapid deterioration of the U.S. airline industry as well as our revised Capital Services strategy, we recorded a pre-tax charge of approximately $82 million to increase our provision for credit losses related to our aircraft leasing investments in the U.S. As a result of these events, combined with both the deteriorating financial condition in various other industries and the change in our Capital Services strategy, we also recorded a pre-tax charge of approximately $20 million to increase our provision for credit losses related to non-aircraft leasing investments, including investments in the telecommunications industry. See Note 20 to the consolidated financial statements for a breakdown of the Capital Services charges.

Investment in commercial passenger and cargo aircraft leasing transactions

At December 31, 2003 and 2002, our net investment in commercial passenger and cargo aircraft leasing transactions was $298 million and $344 million, respectively, which is composed of transactions with U.S. airlines of $41 million and $62 million, respectively, and foreign airlines of $257 million and $282 million, respectively. Our net investment in commercial passenger and cargo aircraft leasing portfolio is financed through investments in leveraged lease transactions, direct financing lease transactions and through our equity investment in PBG Capital Partners LLC (PBG). Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) our inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover our net investment; and/or (3) in the case of the leveraged lease portfolio, the absence of an equity defeasance or other third party credit arrangements. At December 31, 2003 and 2002, approximately 42% and 35% respectively, of our net investment in commercial passenger and cargo aircraft leasing investments was further secured by approximately $125 million and $120 million, respectively, of equity defeasance accounts or third party credit arrangements.

Capital Services portfolio

Our investment in Capital Services lease related assets included in our Consolidated Balance Sheets is composed of the following:

December 31	2003	2002

(Dollars in millions)
Leveraged leases	$1,535	$1,560
Finance receivables	450	708
Other assets	51	61
Rental equipment	18	20

Total	$2,054	$2,349

Our investment in leveraged lease assets consists of the following:

December 31	2003	2002

(Dollars in millions)
Rental receivables	$8,043	$8,695
Residual value	550	690
Principal and interest on nonrecourse loans	(6,263)	(6,854)
Unearned income	(795)	(971)

Total leveraged leases	$1,535	$1,560

•	Rental receivables represent total lease payments from our customers over the remaining term of the leveraged leases.

•

Residual value represents the value of the property anticipated at the end of the leveraged lease terms and is based on independent appraisals. We regularly review the recorded residual value to ensure it is appropriate.

•

Principal and interest on nonrecourse loans represent amounts due to unrelated third parties from our customers over the remaining term of the leveraged leases. The nonrecourse loans are secured by the lessees’ rental obligations and the leased property. If a lessee defaults and if the amounts realized from the sale of these assets are insufficient, we have no obligation to make any payments due on these nonrecourse loans to the unrelated third parties. Accordingly, we are required by accounting principles generally accepted in the United States of America (GAAP) to subtract the principal and interest over the remaining term of the nonrecourse loans from our rental receivables and residual value. At December 31, 2003 and 2002, the principal balances on the nonrecourse loans totaled $3.5 billion and $3.6 billion, respectively, and the related interest payments over the remaining terms of the leases totaled $2.8 billion and $3.3 billion, respectively.

•	Unearned income represents our future financing income that will be earned over the remaining term of the leases.

•	Total leveraged leases represent the amount that is recorded in our Consolidated Balance Sheets.

The investment in total leveraged leases in our Consolidated Balance Sheets is diversified across the following types of assets:

(Dollars in millions)	2003	2002	Original Lease Term (in years)

Locomotives and rail cars	$360	$303	15-40
Postal equipment	338	307	16-24
Commercial aircraft	279	303	23-25
Commercial real estate	236	340	17-25
Telecommunications	139	133	14-16
Rail and bus	132	131	27-37
Shipping and handling	51	43	24

Total leveraged leases	$1,535	$1,560

At December 31, 2003 and 2002, our leveraged lease investment in commercial real estate facilities included approximately $88 million and $84 million, respectively, related to leases of corporate facilities to four U.S. telecommunication entities, of which $73 million and $69 million, respectively, is with lessees that are highly rated. Additionally, our leveraged lease investment in telecommunications equipment represents leases to three highly rated international telecommunication entities. At December 31, 2003 and 2002, approximately 84% and 86%, respectively, of this portfolio is further secured by equity defeasance accounts or other third party credit arrangements. In 2002, as part of our Capital Services charges discussed on page 17, we increased our provision for credit losses related to our investment in the telecommunications industry.

At December 31, 2003 and 2002, approximately 51% and 48%, respectively, of our total leveraged lease portfolio is further secured by equity defeasance accounts or other third party credit arrangements. In addition, at December 31, 2003 and 2002, approximately 20% and 17%, respectively, of the remaining leveraged lease portfolio represents leases to highly rated government related organizations which have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Finance receivables are composed of the following:

December 31	2003	2002

(Dollars in millions)
Assets held for sale	$21	$195
Single investor leases:
Large ticket single investor leases	157	253
Imagistics lease portfolio	272	260

Total	$450	$708

Other assets represent our 50% equity interest in PBG. See Off-Balance Sheet Items for a further discussion of our equity interest in PBG. In 2002, our net investment in PBG was reduced by a write-down of aircraft lease receivables of approximately $31 million and additional provisions for credit losses of approximately $70 million related to aircraft lease investments in the U.S. See Capital Services charges.

Our Consolidated Statements of Income includes financing revenue of $6.6 million, $32.6 million and $33.8 million for the years ended December 31, 2003, 2002 and 2001, respectively, attributable to our assets held for sale portfolio.

Off-Balance Sheet Items

Finance receivables sales

As part of our Capital Services programs, we have, from time-to-time sold, through securitizations, net finance receivables with limited recourse. In these transactions, we have surrendered control over the transferred assets in accordance with paragraph 9 of Statement of Financial Accounting Standards (FAS) No. 140 and received a cash payment from the transferee. Specifically, the finance receivables were sold to a bankruptcy remote limited liability company. At the time of sale, we obtained legal counsel’s opinion that the assets were isolated and that the sale qualified as a true sale at law. Under the terms of the sale, the transferee has the right to pledge or exchange the assets it received. There are no conditions that both constrain the transferee from taking advantage of its right to pledge or exchange and provide more than a trivial benefit to the transferor. We do not maintain effective control over the transferred assets.

We have accounted for these transactions as a sale, recognizing assets obtained and liabilities incurred in consideration as proceeds of the sale. Any resulting gain or loss was recognized in income at the time of sale. The maximum risk of loss in these transactions arises from the possible non-performance of lessees to meet the terms of their contracts. We believe adequate provisions for losses have been established for receivables sold which may become uncollectible and for which we have recourse obligation, in accordance with paragraph 113 of FAS No. 140.

In selective cases, when we have sold net finance receivables, we entered into guarantee contracts with varying amounts of recourse in privately-placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $126 million and $183 million at December 31, 2003 and 2002, respectively. In accordance with GAAP, we do not record these amounts as liabilities in our Consolidated Balance Sheets.

Our maximum risk of loss on these net finance receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value, and supported by the creditworthiness of our customers. At December 31, 2003 and 2002, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts. As part of our review of our risk exposure, we believe we have made adequate provision for sold receivables and guarantee contracts which may not be collectible. See Notes 18, 20 and 22 to the consolidated financial statements.

Equity interest

During 1997, we formed PBG with GATX Corporation (GATX) for the purpose of financing and managing certain leasing related assets existing at that time. We contributed assets to PBG and maintain a 50% interest. We currently account for our investment in PBG under the equity method and do not record the assets and liabilities of PBG in our Consolidated Balance Sheets. However, we will be required to consolidate the assets and liabilities of PBG effective March 31, 2004 when the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 46 “Consolidation of Variable Interest Entities” become effective for us. See New Accounting Pronouncements for further details on the impact of adopting FIN No. 46. Our maximum exposure is our investment of $51 million in our Consolidated Balance Sheets at December 31, 2003. PBG’s total assets and liabilities at December 31, 2003 are $323 million and $202 million, respectively.

State and local government financing

As part of our Capital Services business, we originated tax-exempt secured loans to state and local governments and sold certificates of interest in these loans. Generally, we recognized revenue for the fees we received upon the sale of these certificates. These transactions however, may have required us to buy back certificates if interest rates rose significantly. During 2003, we sold all of our remaining interest in these structures. We have no future servicing responsibility or risk associated with these transactions. Certificates outstanding at December 31, 2002 were $216.8 million,which in accordance with GAAP, were not recorded as assets or liabilities in our Consolidated Balance Sheets.

Restructuring Charges

2003 Restructuring Plan

In January 2003, we announced that we would undertake restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. At that time, we expected the pre-tax cost of these restructuring initiatives would be about $160 million ($100 million net of taxes). We continue to review the anticipated cost of these restructuring initiatives and currently estimate 2004 charges to continue at about the same rate as those recorded in the fourth quarter of 2003. As we continue to finalize our 2004 restructuring plans, the ultimate amount of the restructuring charges may differ from our current estimates. The charges related to these restructuring initiatives will be recorded as the various initiatives take effect. The restructuring initiatives are expected to continue to increase our operating efficiency and effectiveness in 2004 and beyond while enhancing growth, primarily as a result of reduced personnel related expenses. We realized approximately $25 million of pre-tax benefits from these restructuring initiatives in 2003 and currently estimate incremental pre-tax benefits from these initiatives in the range of $40 million to $50 million in 2004. See Note 1 to the consolidated financial statements for our accounting policy related to restructuring charges.

In connection with this plan, we recorded pre-tax restructuring charges of $116.7 million for the year ended December 31, 2003. The pre-tax restructuring charges are composed of:

(Dollars in millions)	Restructuring charges	Non-cash charges	Cash payments	Balance at December 31, 2003

Severance and benefit costs	$81.0	$-	$(53.5)	$27.5
Asset impairments	26.6	(26.6)	-	-
Other exit costs	9.1	-	(4.4)	4.7

	$116.7	$(26.6)	$(57.9)	$32.2

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,438 employees worldwide at December 31, 2003 and expected future workforce reductions of approximately 1,000 employees. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 65% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments relate primarily to the write-down of property, plant and equipment, resulting from the closure or streamlining of certain facilities. During 2003, we recorded an asset impairment of $23.8 million as a result of our decision to exit our Main Plant facility in Connecticut in connection with our product sourcing and real estate optimization strategy. The fair values of the impaired long-lived assets were determined primarily using probability weighted expected cash flows in accordance with FAS No. 144. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

2001 Restructuring Plan

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

The restructuring charges related to continuing operations were composed of:

(Dollars in millions)	Year ended December 31, 2001

Severance and benefit costs	$74.3
Asset impairments	28.0
Other exit costs	13.8

$116.1

All restructuring charges, except for the asset impairments, resulted in cash outflows. The severance and benefit costs related to a reduction in workforce of approximately 1,500 employees worldwide which was initiated in 2001 and was substantially completed at December 31, 2002. The workforce reductions related to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and included managerial, professional, clerical and technical roles. Approximately 80% of our workforce reductions were in the U.S. The majority of the international workforce reductions were in Europe. None of the reductions impacted our sales coverage. At December 31, 2002, 1,529 employees were separated under these initiatives and approximately $73.6 million of severance and benefit costs were paid. Asset impairments related primarily to the disposal or abandonment of certain hardware and software applications, resulting from the alignment of our mailing business on a global basis and ERP initiatives. Other exit costs related primarily to lease termination costs, non-cancelable lease payments, and other costs associated with business activities that have been exited and the consolidation of excess facilities.

The restructuring charges related to discontinued operations were composed of:

(Dollars in millions)	Year ended December 31, 2001

Severance and benefit costs	$1.9
Asset impairments	17.5
Other exit costs	13.8

$33.2

The severance and benefit costs related to a reduction in workforce of approximately 25 employees. The asset impairments related primarily to an impairment of residual values, in connection with leases of copier equipment, and the write-down of certain facsimile and copier equipment, resulting from the spin off of our office systems business. Other exit costs related primarily to incremental costs associated with cancellation and separation of facility occupancy leases that were shared between the company and Imagistics International Inc. (IGI).

This restructuring plan was substantially completed at December 31, 2002.

Meter Transition

In 2001, we adopted a formal plan to transition to the next generation of networked mailing technology. The information capture and exchange, made possible by advanced technology, turns the postage meter into an “intelligent” terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by our expanded access to technology and our ability to move to networked products combined with our expectations that the U.S. and postal services around the world will continue to encourage the migration of mailing systems to networked digital technologies. As a result of this plan, certain electronic meter rental assets and related equipment will not be placed back in service. In addition, certain leased equipment will either not be remarketed or will result in lower realization at the end of the lease as a result of the introduction of new technology. In connection with this plan, we recorded non-cash pre-tax charges of $268.3 million for the year ended December 31, 2001, related to assets associated with our non-networked mailing technology. In November 2001, postal regulations were issued, consistent with our meter transition plan, defining the meter migration process and timing. See Legal and Regulatory Matters.

The charges related to the meter transition plan were composed of:

(Dollars in millions)	Year ended December 31, 2001

Impairment of lease residual values	$128.4
Impairment of meter rental assets	71.3
Inventory write-downs	27.6
Additional depreciation costs on meter rental assets	41.0

$268.3

Other Income

Charitable contributions

In 2003, we recorded a pre-tax charge of $10 million ($6 million net of taxes) related to contributions to two charitable foundations.

Legal settlements, net

In 2001, the company and Hewlett-Packard announced that they had reached an agreement resolving a lawsuit filed by us in 1995. The lawsuit arose out of a dispute over print technology patents. Under the terms of the agreement, the companies resolved all pending patent litigation without admission of infringement and we received $400 million in cash and ten year supply and technology agreements. We recorded the cash payment, net of legal fees and related expenses of $37.8 million, as other income in the Consolidated Statements of Income for the year ended December 31, 2001.

In 2001, we recorded a pre-tax charge of approximately $24 million associated with the settlement of a lawsuit related to lease upgrade pricing in the early to mid-1990s. The $24 million charge relates to the following settlement costs: award certificates to be provided to members of the class for purchase of office products through the Pitney Bowes supply line and the cost of legal fees and related expenses of $8.3 million. In 2003, we recorded income of $10 million ($6 million net of taxes) related to the expiration of product award certificates provided in connection with this settlement.

Acquisitions

In October 2003, we acquired DDD for a net purchase price of $49.5 million, which consisted of approximately $24.8 million of cash and the issuance of common stock valued at $24.7 million. DDD offers a broad array of services including, fulfillment services, secure mail processing, manager services, logistics support, and record and information management. This acquisition reflected PBMS’ strategy to accelerate diversification into the government sector as well as expand cross-selling opportunities.

In August 2002, we acquired PSI for approximately $127 million in cash and $39 million in assumed debt. PSI, the nation’s largest mail presort company, prepares, sorts and aggregates mail to earn postal discounts and expedite delivery for its customers.

In October 2001, we acquired Secap, for approximately Euros 220 million ($206 million) in cash. Secap offers a range of mail processing and paper handling equipment, supplies and technology for low- to mid-volume mailers. At that time, Secap held more than 30% of the postage meter market share in France.

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

We accounted for the acquisitions of DDD, PSI, Secap, DSI and MMT under the purchase method and accordingly, the operating results of these acquisitions have been included in our consolidated financial statements since the date of acquisition. The acquisitions of DDD, PSI, Secap, DSI and MMT did not materially impact income from continuing operations for the years ended December 31, 2003, 2002 and 2001, respectively.

During 2003, 2002 and 2001, we also completed several smaller acquisitions. During 2003, we acquired one of our address printing suppliers. We acquired the remaining 43% ownership interest of MailCode Inc. in 2002 and completed the acquisition of Alysis Technologies Inc. in 2001, a leading provider of digital document delivery solutions. Our smaller acquisitions also include some of our international dealerships and presort businesses. The cost of these acquisitions in the aggregate was less than $70 million in each year. These acquisitions did not have a material impact on our financial results either individually or on an aggregate basis.

See Note 15 to the consolidated financial statements.

Discontinued Operations

On December 3, 2001, we completed the spin-off of our office systems business to stockholders as an independent, publicly-traded company under the name of Imagistics International Inc. (IGI). On that date, we paid a special stock dividend of IGI common stock to our common shareholders. Through this special dividend, we distributed 100% of the shares of IGI stock to common shareholders of the company. The historical carrying amount of the IGI net assets distributed to our shareholders on the spin-off date has been recorded as a stock dividend of $311.7 million. We segregated the operating results of IGI and reported them as discontinued operations in the Consolidated Statements of Income. In connection with the spin-off, we recorded a loss of approximately $26.0 million (net of taxes of $12.2 million) for the year ended December 31, 2001.

On January 14, 2000, we sold Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the company, to ABN AMRO North America. In connection with this transaction, we recorded a gain of $2.3 million (net of taxes of $1.6 million) and $12.5 million (net of taxes of $7.4 million) for the years ended December 31, 2003 and 2002, respectively. These gains resulted from the favorable resolution of certain contingent liabilities recorded at the time of sale.

On October 30, 1998, Colonial Pacific Leasing Corporation (CPLC), a wholly-owned subsidiary of the company, transferred the operations, employees and substantially all assets related to its broker-oriented external financing business to General Electric Capital Corporation, a subsidiary of the General Electric Company. In connection with this transaction, we recorded a gain of $.9 million (net of taxes of $.6 million) and $25.5 million (net of taxes of $15.0 million) for the years ended December 31, 2003 and 2002, respectively. These gains resulted from the favorable resolution of certain contingent liabilities recorded at the time of sale.

See Note 12 to the consolidated financial statements.

Liquidity and Capital Resources

Our ratio of current assets to current liabilities increased to .95 to 1 at December 31, 2003 compared with .76 to 1 at December 31, 2002. The increase in this ratio was due primarily to the $.9 billion decrease in notes payable and current portion of long-term obligations as a result of the decrease in overall debt combined with the issuances of long-term debt during the year ended December 31, 2003. See Financings and Capitalization for further details.

To manage interest rate risk, we use a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements. During 2003, we took advantage of lower interest rates in refinancing the debt in our portfolio that matured during the year. This will better position us against a rise in interest rates in the future. In 2002, we received $95 million in cash associated with the termination of four swap agreements. As a result of these transactions, our fixed to floating percentages increased to 70% and 30%, respectively at December 31, 2003 compared to 68% and 32%, respectively at December 31, 2002.

The following table summarizes our cash flows in 2003, 2002 and 2001:

(Dollars in millions)	2003	2002	2001

Cash provided by (used in):
Operating activities	$851	$503	$1,036
Investing activities	(34)	(301)	(840)
Financing activities	(850)	(123)	(163)
Effect of exchange rate changes on cash	12	5	-

Net change in cash and cash equivalents	$(21)	$84	$33

During 2003, net cash provided by operating activities consisted primarily of net income adjusted for non cash items and the increase in deferred taxes on income, partially offset by a pension plan contribution, changes in working capital and increases in internal finance receivables. Net cash used in investing activities consisted primarily of capital expenditures, acquisitions and other investing activities, partially offset by cash generated from asset sales at Capital Services and reserve account deposits. Net cash used in financing activities consisted primarily of dividends paid to stockholders, stock repurchases and a decrease in total debt.

In 2003, we made a year-end contribution of approximately $50 million to our U.S. pension plan. In 2002, we made year-end contributions of approximately $305 million and $34 million to our U.S. and U.K. pension plans, respectively. We expect these additional investments to significantly offset the impact of changes to actuarial assumptions and loss experience. In 2003, we lowered the discount rate to 6.0%. In 2002, we reduced our long-term rate of return on assets assumption to 8.5%, lowered the discount rate to 6.75%, and adopted a new mortality table. We expect that 2004 incremental pension costs attributable to these assumption changes, net of the impact of the pension plan contributions, will be approximately 3 cents per diluted share.

The ratio of total debt to total debt and stockholders’ equity was 76.7% at December 31, 2003, versus 82.3% at December 31, 2002. Including the preferred stockholders’ equity in a subsidiary company as debt, the ratio of total debt to total debt and stockholders’ equity was 78.1% at December 31, 2003 compared to 83.4% at December 31, 2002. The decrease in this ratio was driven primarily by a net reduction of total debt, favorable foreign currency translation adjustments and income offset by the $200 million repurchase of 5.4 million shares of common stock.

Financings and Capitalization

At December 31, 2003, $456 million remained available under the shelf registration statement filed in October 2001 with the Securities and Exchange Commission (SEC), permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. In April 2003, as part of this shelf registration statement, we established a medium-term note program for the issuance of up to $1.38 billion in aggregate principal, representing the remaining amount available on the shelf at that time.

At December 31, 2003, we had unused lines of credit and revolving credit facilities of $1.5 billion in the U.S. and $9.6 million outside the U.S., primarily to support commercial paper issuance.

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

In July 2001, we issued four nonrecourse promissory notes totaling $111.5 million in connection with four lease transactions. The promissory notes were all due in monthly installments over 194 months at an interest rate of 7.24%. In September 2001, we sold our interest in two of the lease transactions and transferred the obligation on two of the nonrecourse promissory notes totaling $55.3 million in principal balance. In December 2002, we sold our interest in one of the leasing transactions and transferred the obligation on one nonrecourse promissory note outstanding at December 31, 2001 with a total principal balance of $25.6 million. In September 2003, we sold our remaining interest in the lease transaction and transferred the obligation on the remaining nonrecourse promissory note with a total principal balance of approximately $26 million. The transfer of this obligation was reflected as a reduction of long-term debt in the Consolidated Balance Sheets.

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

We believe our financing needs for the next 12 months can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and our existing commercial paper programs. Information on debt maturities is presented in Note 5 to the consolidated financial statements.

The following summarizes our contractual obligations at December 31, 2003, and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period

(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commercial paper borrowings	$282	$282	$-	$-	$-
Long-term debt and current portion of long-term debt	3,286	445	908	558	1,375
Non-cancelable capital lease obligations	7	2	4	1	-
Non-cancelable operating lease obligations	239	81	97	39	22
Purchase obligations (1)	180	166	14	-	-

Total	$3,994	$976	$1,023	$598	$1,397

(1)

Purchase obligations include unrecorded agreements to purchase goods or services that are enforceable and legally binding upon us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(2)

Other noncurrent liabilities of $347 million included in our Consolidated Balance Sheets at December 31, 2003 relate primarily to our non-pension postretirement benefits. See Note 11 to the consolidated financial statements.

Capital Expenditures

During 2003, capital expenditures included net additions of $185 million to property, plant and equipment and $101 million of rental equipment and related inventories compared with $154 million and $71 million, respectively, in 2002. These additions included expenditures for plant and manufacturing equipment and infrastructure improvements as well as increased investments associated with new accounts at PBMS. The additions of rental equipment primarily were postage meters. The increase in our capital expenditures over the prior year was driven by our continued investments in infrastructure improvements, digital equipment for PBMS sites and new digital postage meters.

We expect capital expenditures in 2004 to be approximately the same as 2003. These investments will also be affected by the timing of our customers’ transition to digital meters. At December 31, 2003, commitments for the acquisition of property, plant and equipment as well as rental equipment for new and replacement programs reflected the items discussed above.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and to the understanding of our results of operations. We have discussed the impact and any associated risks on our results of operations related to these policies throughout the MD&A. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements.

The preparation of our financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to customer cancellations, bad debts, inventories, residual values of leased assets, useful lives of long-lived assets and intangible assets, warranty obligations, restructuring, pensions and other postretirement benefits, and contingencies and litigation. Our actual results could differ from those estimates and assumptions.

Revenue recognition

Multiple element arrangements

We derive our revenue from the following sources: sales, rentals, core financing, non-core financing, business services, and support services. Certain of our transactions are consummated at the same time and can therefore generate revenue from multiple sources. The usual form of these transactions involves the sale or lease of equipment, a cancelable meter rental and/or a cancelable equipment maintenance agreement. As a result, we are required to determine whether the deliverables in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the delivered elements and when to recognize revenue for each element.

In these cases, revenue is recognized for each of the elements based on their respective fair values. Fair values of any meter rental or equipment maintenance agreement are determined by reference to the prices charged in standalone or renewal transactions. Fair value of the equipment is determined based upon negotiated selling prices. We recognize revenue for delivered elements only when the fair values of undelivered elements are known and uncertainties regarding customer acceptance are resolved. Our allocation of the fair values to the various elements does not change the total revenue recognized from a transaction, but impacts the timing of revenue recognition.

Internal financing arrangements

We provide lease financing of our products in the U.S. and outside the U.S. primarily through sales-type leases. When a sales-type lease is consummated, we record the gross finance receivable, unearned income and the estimated residual value of the leased equipment. Residual values are estimated based upon the average expected proceeds to be received at the end of the lease term. Management evaluates recorded residual values on an annual basis or as circumstances warrant. A reduction in estimated residual values could require an impairment charge as well as a reduction in future financing income.

Allowances for doubtful accounts and credit losses

Allowance for doubtful accounts

We estimate our accounts receivable risks and provide allowances for doubtful accounts accordingly. We evaluate the adequacy of the allowance for doubtful accounts on a periodic basis. Our evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer’s ability to repay, and prevailing economic conditions. We make adjustments to our allowance if our evaluation of allowance requirements differs from our actual aggregate reserve. This evaluation is inherently subjective because our estimates may be revised as more information becomes available. Based on historical experience, we have not had any material revisions to our recorded allowance for doubtful accounts.

Allowance for credit losses

We estimate our finance receivables risks and provide allowances for credit losses accordingly. We establish credit approval limits based on the credit quality of our customers and the type of equipment financed. We charge finance receivables through the allowance for credit losses after collection efforts are exhausted and we deem the account uncollectible. Our financial services businesses base credit decisions primarily on a customer’s financial strength. We believe that our concentration of credit risk for finance receivables in our internal financing division is limited because of our large number of customers, small account balances and customer geographic and industry diversification. In addition, in our Capital Services programs, we have considered collateral values.

Our general policy for finance receivables contractually past due for over 90 days is to discontinue revenue recognition. We resume revenue recognition when payments reduce the account to 60 days or less past due. In our Capital Services programs, we discontinue revenue recognition as soon as it is apparent that the obligor will not be making payments in accordance with lease terms, such as in the event of bankruptcy. Otherwise, we discontinue revenue recognition when accounts are over 90 days past due or as circumstances warrant.

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
•

we estimate our temporary differences resulting from differing treatment of items, such as lease revenue and related depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include in our Consolidated Balance Sheets.

•	we then assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that recovery is not likely, we establish a valuation allowance.

At any time, our provision for taxes could be impacted by changes in tax law and interpretations by governments or courts.

Long-lived assets

Useful lives of long-lived assets

We depreciate property, plant and equipment principally using the straight-line method over estimated useful lives: machinery and equipment principally three to 15 years and buildings up to 50 years. We depreciate rental equipment using the straight-line method over appropriate periods, which is principally three to ten years. We depreciate other depreciable assets using either the straight-line method or accelerated methods. We amortize properties leased under capital leases on a straight-line basis over the primary lease terms. We amortize capitalized costs related to internally developed software using the straight-line method over the estimated useful life, which is principally three to ten years. Intangible assets with finite lives are amortized using the straight-line method over estimated useful lives, which are principally five to 15 years. Our estimates of useful lives could be affected by changes in regulatory provisions, technology or business plans.

Impairment review

We evaluate the recoverability of our long-lived assets, including goodwill and intangible assets, on an annual basis or as circumstances warrant. Our goodwill impairment review requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

We believe that we have no unrecorded asset impairments at December 31, 2003 and 2002. However, future events and circumstances, some of which are described below, may result in an impairment charge:

•

changes in postal regulations governing the types of meters allowable for use. However, recent regulations were issued in November 2001, and therefore we do not expect new regulations for the foreseeable future.

•	new technological developments that provide significantly enhanced benefits over current digital technology.
•	significant negative economic or industry trends.
•	changes in our business strategy that alter the expected usage of the related assets.
•	significant increase or decrease in our cost of capital.
•	future terrorist or other actions that significantly impact the volume of mail.
•	future economic results that are below our expectations used in the current assessments.

Retirement benefits

Our pension and postretirement benefit costs and obligations are dependent on various actuarial assumptions. We make assumptions relating to discount rates, rate of compensation increase, expected return on plan assets, health care cost trends and other factors. We base our discount rate assumption on current yields on AA-rated corporate long-term bonds. The rate of compensation increase assumption reflects our actual experience and future outlook. Our expected return on plan assets is determined based on historical portfolio results and future expectations of rates of return. Our health care cost trend assumptions are based on historical cost data and an assessment of likely future trends. Our key assumptions are described in further detail in Note 11 to the consolidated financial statements. Actual results that differ from our assumptions are accumulated and amortized over the estimated future working life of the plan participants and could therefore affect expense recognized and obligations recorded in future periods.

New Accounting Pronouncements

In June 2001, FAS No. 143, “Accounting for Asset Retirement Obligations” was issued, amending FAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and applies to all entities. FAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is effective January 1, 2003. The adoption of this statement did not impact our financial position, results of operations or cash flows.

In June 2002, FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This statement nullifies the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. We adopted the provisions of FAS No. 146, which are effective for one-time benefit arrangements and exit or disposal activities initiated after December 31, 2002. We account for ongoing benefit arrangements under FAS No. 112 “Employers’ Accounting for Postemployment Benefits,” which requires that a liability be recognized when the costs are probable and reasonably estimable. See Note 13 to the consolidated financial statements.

In November 2002, FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN No. 45 clarifies the requirements of FAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosure of, the issuance of certain types of guarantees. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The recognition provisions of FIN No. 45 are effective January 1, 2003. The adoption of this interpretation did not impact our financial position, results of operations or cash flows. See Note 18 to the consolidated financial statements.

In December 2002, FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amends FAS No. 123, “Accounting for Stock-Based Compensation,” was issued. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002. We adopted the disclosure-only provisions of this statement.

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB issued a revision to FIN No. 46. Under the new guidance, the consolidation requirements apply to pre-existing variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. We have an equity investment in PBG that currently qualifies as a variable interest entity under FIN No. 46 but does not meet the definition of a special purpose entity. PBG was formed with GATX in 1997 for the purpose of financing and managing certain leasing related assets. Based on the terms of the partnership agreement, we are the primary beneficiary and as a result we will consolidate our equity investment in PBG effective March 31, 2004. At December 31, 2003, PBG’s total assets and liabilities were $323 million and $202 million, respectively. The consolidation of PBG will not have a material impact on our results of operations or cash flows.

In March 2003, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. EITF No. 00-21 is effective July 1, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. We believe we are in compliance with the provision of EITF No. 00-21. The adoption of these provisions did not impact our financial position, results of operations or cash flows.

In April 2003, FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of FAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not impact our financial position, results of operations or cash flows.

In May 2003, FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued. FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of FAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and are effective July 1, 2003. The adoption of this statement did not impact our financial position, results of operations or cash flows. See Note 6 to the consolidated financial statements.

In December 2003, FAS No. 132 (Revised), “Employer’s Disclosure about Pensions and Other Postretirement Benefits,” was issued. FAS No. 132 (Revised) retains the disclosure requirements of the original pronouncement and required additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. The provisions of FAS No. 132 (Revised) are effective for fiscal years ending after December 15, 2003, except for certain disclosures which are effective for fiscal years ending after June 15, 2004. See Note 11 to the consolidated financial statements.

See Note 1 to the consolidated financial statements for further details.

Legal and Regulatory Matters

Legal

See Legal Proceedings in Item 3 of this Form 10-K for information regarding our legal proceedings.

In addition, during 2003 a previously pending patent action with Stamps.com was settled with certain cross-licensing agreements.

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

In 2001, the USPS issued a rule as follows:

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

Other regulatory matters

In December 2003, we received accepted closing agreements with the Internal Revenue Service (IRS) showing income tax adjustments for the 1992 to 1994 tax years. The total additional tax for these years is approximately $5.0 million. Additional tax due for 1995 and future tax years in connection with these closing agreements will not materially affect our future results of operations, financial position or cash flows. In addition to the accepted income tax adjustments, one 1994 proposed adjustment remains in dispute, which could result in additional tax of approximately $4.3 million. We believe that we have meritorious defenses to this deficiency and that the ultimate outcome will not result in a material effect on our results of operations, financial position or cash flows. We believe that our accruals for tax liabilities are adequate for all open years. However, if the IRS prevails on this deficiency, additional tax may be due for 1995 and future tax years, which could materially affect our future results of operations, financial position or cash flows. At any time, our provision for taxes could be affected by changes in tax law and interpretations by governments or courts.

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

Although not affecting income, deferred translation gains of $143 million were recorded in 2003 resulting from the stronger British pound, Canadian dollar and Euro as compared to the U.S. dollar. Deferred translation gains of $38 million were recorded in 2002 resulting from the stronger British pound and Euro as compared to the U.S. dollar. Deferred translation losses of $9 million were recorded in 2001 resulting principally from the weaker Canadian dollar, British pound and Euro currencies as compared to the U.S. dollar.

The results of our international operations are subject to currency fluctuations. We enter into foreign exchange contracts primarily to minimize our risk of loss from such fluctuations. Exchange rates can impact settlement of our intercompany receivables and payables that result from transfers of finished goods inventories between our affiliates in different countries, and intercompany loans.

At December 31, 2003, we had approximately $446 million of foreign exchange contracts outstanding, all maturing in 2004, to buy or sell various currencies. Risks arise from the possible non-performance by counterparties in meeting the terms of their contracts and from movements in securities values, interest and/or exchange rates. However, we do not anticipate non-performance by the counterparties as they are composed of a number of major international financial institutions. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate.

Dividend Policy

Our Board of Directors has a policy to pay a cash dividend on common stock each quarter. In setting dividend payments, our board considers the dividend rate in relation to our recent and projected earnings and our capital investment opportunities and requirements. We have paid a dividend each year since 1934.

Forward-Looking Statements

We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-K, other reports or press releases or made by our management involve risks and uncertainties which may change based on various important factors. These forward-looking statements are those which talk about the company’s or management’s current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include:

•	changes in international or national political conditions, including any terrorist attacks
•	negative developments in economic conditions, including adverse impacts on customer demand
•	changes in postal regulations
•	timely development and acceptance of new products
•	success in gaining product approval in new markets where regulatory approval is required
•	successful entry into new markets
•	mailers’ utilization of alternative means of communication or competitors’ products
•	the company’s success at managing customer credit risk, including risks associated with commercial passenger and cargo aircraft leasing transactions
•	changes in interest rates
•	foreign currency fluctuations
•	cost, timing and execution of the restructuring plan
•	timing and execution of the meter transition plan
•	regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions
•	impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents
•	third-party suppliers’ ability to provide product components
•	negative income tax adjustments for prior audit years and changes in tax laws or regulations
•	terms and timing of actions to reduce exposures and disposal of assets in our Capital Services segment
•	continuing developments in the U.S. and foreign airline industry
•	changes in pension and retiree medical costs

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

During 2003 and 2002, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, using the variance/co-variance technique described above,was not material.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Years ended December 31

	2003	2002	2001

Revenue from:
Sales	$1,325,490	$1,309,342	$1,304,811
Rentals	859,783	828,096	784,368
Core financing	544,938	539,876	526,200
Non-core financing	109,696	139,867	150,347
Business services	1,119,146	1,010,912	820,934
Support services	617,800	581,665	535,814

Total revenue	4,576,853	4,409,758	4,122,474

Costs and expenses:
Cost of sales	611,620	593,163	611,230
Cost of rentals	171,119	174,303	150,585
Cost of core financing	141,028	145,075	154,955
Cost of non-core financing	39,017	46,500	45,330
Cost of business services	921,027	814,187	660,215
Cost of support services	323,279	297,275	264,652
Cost of meter transition - impairment	-	-	227,300
Cost of meter transition - additional depreciation	-	-	41,000
Capital services charges	-	213,182	-
Selling, general and administrative	1,219,873	1,186,205	1,105,500
Research and development	147,262	141,269	133,105
Restructuring charges	116,713	-	116,142
Other income	(117)	-	(338,097)
Interest expense	167,649	185,352	193,076
Interest income	(2,708)	(6,198)	(8,903)

Total costs and expenses	3,855,762	3,790,313	3,356,090

Income from continuing operations before income taxes	721,091	619,445	766,384
Provision for income taxes	226,244	181,739	252,064

Income from continuing operations	494,847	437,706	514,320

Gain (loss) on disposal of discontinued operations, net of income tax	3,270	38,044	(25,977)

Net income	$498,117	$475,750	$488,343

Basic earnings per share:
Income from continuing operations	$2.12	$1.83	$2.09
Discontinued operations	.01	.16	(.11)

Net income	$2.13	$1.99	$1.99

Diluted earnings per share:
Income from continuing operations	$2.10	$1.81	$2.08
Discontinued operations	.01	.16	(.10)

Net income	$2.11	$1.97	$1.97

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

See notes, pages 37 through 75

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$293,812	$315,156
Short-term investments, at cost which approximates market	28	3,491
Accounts receivable, less allowances: 2003, $39,778; 2002, $35,139	459,106	404,366
Finance receivables, less allowances: 2003, $62,269; 2002, $71,373	1,358,691	1,446,460
Inventories	209,527	210,888
Other current assets and prepayments	192,011	172,264

Total current assets	2,513,175	2,552,625

Property, plant and equipment, net	653,661	622,244
Rental equipment and related inventories, net	414,341	422,717
Property leased under capital leases, net	2,230	1,974
Long-term finance receivables, less allowances: 2003, $78,915; 2002, $82,635	1,654,419	1,686,168
Investment in leveraged leases	1,534,864	1,559,915
Goodwill	956,284	827,241
Intangible assets, net	203,606	168,066
Other assets	958,808	891,364

Total assets	$8,891,388	$8,732,314

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,392,597	$1,248,337
Income taxes payable	154,799	98,897
Notes payable and current portion of long-term obligations	728,658	1,647,338
Advance billings	370,915	355,737

Total current liabilities	2,646,969	3,350,309

Deferred taxes on income	1,659,226	1,535,618
Long-term debt	2,840,943	2,316,844
Other noncurrent liabilities	346,888	366,216

Total liabilities	7,494,026	7,568,987

Preferred stockholders’ equity in a subsidiary company	310,000	310,000

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	19	24
Cumulative preference stock, no par value, $2.12 convertible	1,315	1,432
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Capital in excess of par value	-	-
Retained earnings	4,057,654	3,848,562
Accumulated other comprehensive income (loss)	18,063	(121,615)
Treasury stock, at cost (shares: 2003, 91,049,689; 2002, 87,964,130)	(3,313,027)	(3,198,414)

Total stockholders’ equity	1,087,362	853,327

Total liabilities and stockholders’ equity	$8,891,388	$8,732,314

See notes, pages 37 through 75

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years ended December 31

	2003	2002	2001

Cash flows from operating activities:
Net income	$498,117	$475,750	$488,343
Nonrecurring charges, net	71,354	96,261	280,473
Nonrecurring payments	(72,751)	(65,660)	(63,004)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288,808	264,250	317,449
Increase in deferred taxes on income	140,507	323,434	196,341
Pension plan investment	(50,000)	(338,579)	(30,000)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21,557)	12,833	1,962
Net investment in internal finance receivables	(60,197)	(82,949)	(40,748)
Inventories	19,021	(24,625)	61,305
Other current assets and prepayments	(2,223)	(12,427)	(6,893)
Accounts payable and accrued liabilities	(4,870)	(1,686)	(124,204)
Income taxes payable	54,012	(145,375)	(1,552)
Advance billings	(1,790)	(3,481)	(29,560)
Other, net	(7,170)	4,813	(14,025)

Net cash provided by operating activities	851,261	502,559	1,035,887

Cash flows from investing activities:
Short-term investments	3,631	1,063	13,495
Capital expenditures	(285,681)	(224,834)	(256,204)
Net investment in capital services	238,788	291,634	27,363
Investment in leveraged leases	65,416	(230,478)	(190,117)
Acquisitions, net of cash acquired	(22,464)	(127,039)	(578,947)
Reserve account deposits	50,389	42,622	158,896
Other investing activities	(84,083)	(53,877)	(14,008)

Net cash used in investing activities	(34,004)	(300,909)	(839,522)

Cash flows from financing activities:
(Decrease) increase in notes payable, net	(581,991)	(15,140)	63,969
Proceeds from long-term obligations	1,026,738	707,289	762,641
Principal payments on long-term obligations	(866,872)	(267,360)	(546,229)
Proceeds from issuance of stock	52,341	34,768	30,792
Net proceeds from the spin-off of Imagistics International Inc.	-	-	111,088
Stock repurchases	(200,000)	(300,086)	(299,952)
Dividends paid	(280,870)	(282,225)	(285,164)

Net cash used in financing activities	(850,654)	(122,754)	(162,855)

Effect of exchange rate changes on cash	12,053	4,672	(177)

(Decrease) increase in cash and cash equivalents	(21,344)	83,568	33,333
Cash and cash equivalents at beginning of year	315,156	231,588	198,255

Cash and cash equivalents at end of year	$293,812	$315,156	$231,588

Interest paid	$182,986	$206,281	$191,246

Income taxes paid, net	$59,045	$57,528	$190,286

See notes, pages 37 through 75

Consolidated Statements of Stockholders’ Equity
(Dollars in thousands, except per share data)

	Preferred stock	Preference stock	Common stock	Capital in excess of par value	Comprehensive income	Retained earnings	Accumulated other comprehensive income	Treasury stock at cost

Balance, January 1, 2001	$29	$1,737	$323,338	$10,298		$3,766,995	$(139,434)	$(2,677,988)
Net income					$488,343	488,343
Other comprehensive income:
Translation adjustments					(8,950)		(8,950)
Net unrealized loss on derivative instruments					(6,996)		(6,996)

Comprehensive income					$472,397

Cash dividends:
Preferred ($2.00 per share)						(1)
Preference ($2.12 per share)						(129)
Common ($1.16 per share)						(285,034)
Spin-off of Imagistics International Inc.						(311,693)
Issuances of common stock				(5,421)				31,768
Conversions to common stock	(5)	(134)		(2,341)				2,481
Repurchase of common stock								(299,952)
Tax credits relating to stock options				4,443

Balance, December 31, 2001	24	1,603	323,338	6,979		3,658,481	(155,380)	(2,943,691)
Net income					$475,750	475,750
Other comprehensive income:
Translation adjustments					37,955		37,955
Net unrealized gain on derivative instruments					167		167
Minimum pension liability					(4,357)		(4,357)

Comprehensive income					$509,515

Cash dividends:
Preferred ($2.00 per share)						(1)
Preference ($2.12 per share)						(118)
Common ($1.18 per share)						(282,106)
Issuances of common stock				(4,843)		(3,444)		41,591
Conversions to common stock		(171)		(3,601)				3,772
Repurchase of common stock								(300,086)
Tax credits relating to stock options				1,465

Balance, December 31, 2002	24	1,432	323,338	-		3,848,562	(121,615)	(3,198,414)
Net income					$498,117	498,117
Other comprehensive income:
Translation adjustments					143,158		143,158
Net unrealized gain on derivative instruments					384		384
Minimum pension liability					(3,864)		(3,864)

Comprehensive income					$637,795

Cash dividends:
Preferred ($2.00 per share)						(1)
Preference ($2.12 per share)						(107)
Common ($1.20 per share)						(280,762)
Issuances of common stock						(9,448)		82,796
Conversions to common stock	(5)	(117)				(2,469)		2,591
Repurchase of common stock								(200,000)
Tax credits relating to stock options						3,762

Balance, December 31, 2003	$19	$1,315	$323,338	$-		$4,057,654	$18,063	$(3,313,027)

See notes, pages 37 through 75

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data or as otherwise indicated)

1.   Summary of significant accounting policies

Consolidation
The consolidated financial statements include the accounts of Pitney Bowes Inc. and all of its subsidiaries (the company). All significant intercompany transactions and balances have been eliminated.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Cash equivalents, short-term investments and accounts receivable
Cash equivalents include short-term, highly liquid investments with a maturity of three months or less from the date of acquisition. The company places its temporary cash and short-term investments with financial institutions or investment managers and/or invests in highly rated short-term obligations. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the company’s customer base, and their dispersion across different businesses and geographic areas.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories, and on the first-in, first-out (FIFO) basis for most non-U.S. inventories.

Fixed assets and depreciation
Property, plant and equipment are stated at cost and depreciated principally using the straight-line method over their estimated useful lives: machinery and equipment principally three to 15 years and buildings up to 50 years. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Rental equipment is depreciated using the straight-line method over its estimated useful life, principally three to ten years. Other depreciable assets are depreciated using either the straight-line method or accelerated methods. Properties leased under capital leases are amortized on a straight-line basis over the primary lease terms.

Capitalized computer software costs
The company capitalizes certain costs of internally developed software. Capitalized costs include purchased materials and services, payroll and payroll related costs and interest costs. The cost of internally developed software is amortized on a straight-line basis over its estimated useful life, principally three to ten years.

The company does not capitalize software development costs related to software to be sold, leased, or otherwise marketed due to the fact that the period between establishment and testing of a working model and the general availability of the software has historically been short and the related software development costs qualifying for capitalization in accordance with Statement of Financial Accounting Standards (FAS) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” have been insignificant.

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

The company’s general policy for finance receivables contractually past due for over 90 days is to discontinue revenue recognition. The company resumes revenue recognition when payments reduce the account to 60 days or less past due. In its Capital Services programs, the company discontinues revenue recognition as soon as it is apparent that the obligor will not be making payments in accordance with lease terms, such as in the event of bankruptcy. Otherwise, the company discontinues revenue recognition when accounts are over 90 days past due.

The company evaluates the adequacy of allowance for credit losses on a periodic basis. The company’s evaluation includes historical loss experience, the nature and volume of its portfolios, adverse situations that may affect a customer’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The company makes adjustments to its allowance for credit losses if the evaluation of reserve requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Allowance for doubtful accounts
The company estimates its accounts receivable risks and provides allowances for doubtful accounts accordingly. The company believes that its credit risk for accounts receivable is limited because of its large number of customers and the relatively small account balances for most of its customers. Also, the company’s customers are dispersed across different business and geographic areas. The company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer’s ability to repay and prevailing economic conditions. The company makes adjustments to its allowance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Business combinations, goodwill and intangible assets
In July 2001, FAS No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets” were issued requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and refining the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles have been evaluated against this new criterion and resulted in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. Under a nonamortization approach, goodwill and indefinite-lived intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and charged against results of operations only in the periods in which the recorded value of goodwill and indefinite-lived intangibles is more than its fair value. The company has adopted the provisions of each statement, which apply to business combinations completed after June 30, 2001. The adoption of these accounting standards did not materially impact results of operations for the year ended December 31, 2001. On January 1, 2002, the company adopted the provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001. The adoption of these standards reduced the annual amortization of goodwill commencing January 1, 2002 by approximately 2 cents per diluted share. Goodwill is reviewed for impairment on an annual basis or as circumstances warrant.

Goodwill represents the excess of cost over the value of net tangible and intangible assets acquired in business combinations. Goodwill acquired under business combinations completed prior to June 30, 2001 has been amortized through December 31, 2001, using the straight-line method over its estimated useful life, principally 40 years. Goodwill acquired under business combinations completed after June 30, 2001 has not been amortized. Intangible assets with finite lives acquired under business combinations are amortized using the straight-line method over its estimated useful lives, principally five to 15 years. See Note 16 to the consolidated financial statements.

Impairment review
Long-lived assets, including goodwill and intangible assets, are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, the company records an impairment loss. The impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset.

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

Revenue

The company derives its revenue from the following sources:

•	sales;
•	rentals;
•	core financing;
•	non-core financing;
•	business services; and
•	support services

In accordance with GAAP, the company recognizes revenue from these sources as follows:

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

Software licenses and integration services

The company recognizes revenue related to off-the-shelf perpetual software licenses upon transfer of title, which is upon shipment. For software licenses that are included in a lease contract, the company recognizes revenue upon shipment of the software unless the lease contract specifies that the license expires at the end of the lease or the price of the software is deemed not fixed and determinable based on historical evidence of similar software leases. In these instances, revenue is recognized on a straight-line basis over the term of the lease contract. The company recognizes revenue from software requiring integration services at the point of customer acceptance.

Rentals revenue

Product rentals

The company rents equipment to its customers, primarily postage meters, mailing equipment and shipping systems, under short-term rental agreements, generally for periods of three months to three years. The company invoices in advance the charges for equipment rental. The company defers the billed revenue and includes it initially in advance billings. Rental revenue is recognized on a straight-line basis over the term of the rental agreement.

Financing revenue

Core financing revenue in the company’s Consolidated Statements of Income includes revenue from internal financing arrangements and from core Capital Services. Non-core financing revenue in the company’s Consolidated Statements of Income relates to revenue from non-core Capital Services.

Internal financing arrangements

The company provides lease financing of its products in the U.S. and outside the U.S. primarily through sales-type leases. When a sales-type lease is consummated, the company records the gross finance receivable, unearned income and the estimated residual value of the leased equipment. Residual values are estimated based upon the average expected proceeds to be received at the end of the lease term. Management evaluates recorded residual values on an annual basis or as circumstances warrant. A reduction in estimated residual values could require an impairment charge as well as a reduction in future financing income.

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

When a direct financing lease is consummated, the company records the gross finance receivable, unearned income and the estimated residual value of the leased equipment. Unearned income represents the excess of the gross receivable plus the estimated residual value over the cost of the equipment. The company accounts for initial direct costs incurred in consummating a transaction as part of the investment in the lease and appropriately amortizes these costs using the interest method over the term of the lease. The company recognizes unearned income as earned using the interest method over the term of the transaction.

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

Business services revenue

Business services revenue includes revenue from management services and presort mail services.

Management services, which includes outsourcing of mailrooms, copy centers, or other document management functions, are typically one to five year contracts that contain a monthly service fee and in many cases a “click” charge based on the number of copies made, machines in use, etc. Revenue is recognized over the term of the agreement, based on monthly service charges, with the exception of the “click” charges, which are recognized as earned.

Presort mail services include the preparation, sortation and aggregation of mail to earn postal discounts and expedite delivery for customers. Revenue is recognized over the term of the agreement as earned.

Support services revenue

Equipment maintenance agreements

The company provides support services to its customers primarily through extended maintenance contracts. Revenue related to these agreements is recognized on a straight-line basis over the term of the agreement, which typically is 1 to 5 years in length.

Multiple element arrangements
Certain of the company’s transactions are consummated at the same time. The usual form of these transactions involves the sale or lease of equipment, a cancelable meter rental and/or a cancelable equipment maintenance agreement. In these cases, revenue is recognized for each of the elements based on their respective fair values. Fair values of any meter rental or equipment maintenance agreement are determined by reference to the prices charged in standalone or renewal transactions. Fair value of equipment is determined based upon negotiated selling prices.

In March 2003, the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. EITF No. 00-21 was effective July 1, 2003. The transition provision allowed either prospective application or a cumulative effect adjustment upon adoption. The adoption of these provisions did not impact the company’s financial position, results of operations or cash flows.

Costs and expenses
Operating expenses of field sales and service offices are included in selling, general and administrative expenses because no meaningful allocation of such expenses to cost of sales, rentals, core financing, non-core financing, business services or support services is practicable.

Restructuring charges
In 2002, FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This statement nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The company adopted the provisions of FAS No. 146, which are effective for one-time benefit arrangements and exit or disposal activities initiated after December 31, 2002. The company accounts for ongoing benefit arrangements under FAS No. 112, “Employers’ Accounting for Postemployment Benefits,” which requires that a liability be recognized when the costs are probable and reasonably estimable. See Note 13 to the consolidated financial statements.

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

It has not been necessary to provide for income taxes on $361 million of cumulative undistributed earnings of subsidiaries outside the U.S. These earnings will be either indefinitely reinvested or remitted substantially free of additional tax. Determination of the liability that would result in the event all of these earnings were remitted to the U.S. is not practicable. It is estimated, however, that withholding taxes on such remittances would approximate $12 million.

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

Accounting for stock-based compensation
In December 2002, FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amends FAS No. 123, “Accounting for Stock-Based Compensation,” was issued. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. FAS No. 148 was effective January 1, 2003 for the company. The company adopted the disclosure-only provisions of this statement.

The company adopted FAS No. 123, “Accounting for Stock-Based Compensation,” on January 1, 1996. Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The company adopted the disclosure-only provisions, as permitted by FAS No. 123. The company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense has been recognized for its U.S. and U.K. Stock Option Plans (ESP) or its U.S. and U.K. Employee Stock Purchase Plans (ESPP), except for the compensation expense recorded for its performance-based awards under the ESP and the Directors’ Stock Plan.

If the company had elected to recognize compensation expense based on the fair value method as prescribed by FAS No. 123, net income and earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been reduced to the following pro forma amounts:

	2003	2002	2001

Net Income
As reported	$498,117	$475,750	$488,343
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(21,305)	(22,126)	(25,537)

Pro forma	$476,812	$453,624	$462,806

Basic earnings per share
As reported	$2.13	$1.99	$1.99
Pro forma	$2.04	$1.90	$1.88

Diluted earnings per share
As reported	$2.11	$1.97	$1.97
Pro forma	$2.02	$1.88	$1.87

The fair value of each stock option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Expected dividend yield	3.2%	3.1%	3.0%
Expected stock price volatility	28%	29%	29%
Risk-free interest rate	3%	3%	4%
Expected life (years)	5	5	5

See Note 8 to the consolidated financial statements.

Translation of Non-U.S. currency amounts
Assets and liabilities of subsidiaries operating outside the U.S. are translated at rates in effect at the end of the period and revenue and expenses are translated at average rates during the period. Net deferred translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity in the Consolidated Balance Sheets.

Derivative instruments
The company adopted the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS No. 138, in the first quarter of 2001. The adoption of FAS No. 133 resulted in an after tax reduction to accumulated other comprehensive income of $7.0 million for the year ended December 31, 2001, including a one-time cumulative effect of accounting change which reduced accumulated other comprehensive income by approximately $9.2 million in the first quarter of 2001. The adoption of FAS No. 133 also impacted assets and liabilities recorded in the Consolidated Balance Sheets. The adoption of FAS No. 133 did not materially impact results of operations for the year ended December 31, 2001.

In April 2003, FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133. The provisions of FAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the company’s financial position, results of operations or cash flows.

In the normal course of business, the company enters into foreign exchange contracts for purposes other than trading primarily to minimize its risk of loss from exchange rate fluctuations on the settlement of intercompany receivables and payables arising in connection with transfers of finished goods inventories between affiliates and certain intercompany loans. Foreign exchange contracts are primarily designated as cash flow hedges and the resulting gains and losses on these contracts are included in other comprehensive income. At December 31, 2003, the company had approximately $446 million of foreign exchange contracts outstanding, all maturing in 2004, to buy or sell various currencies. Risks arise from the possible non-performance by counterparties in meeting the terms of their contracts and from movements in securities values, interest and/or exchange rates. However, the company does not anticipate non-performance by the counterparties as they are composed of a number of major international financial institutions. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate.

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

All derivative instruments are recognized as either assets or liabilities in the Consolidated Balance Sheets, measured at fair value. Changes in the fair value of those instruments are reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative, the resulting designation and the effectiveness of the instrument in offsetting the risk exposure it is designed to hedge.

Accounting for variable interest entities
In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB issued a revision to FIN No. 46. Under the new guidance, the consolidation requirements apply to pre-existing variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The company has an equity investment in PBG Capital Partners LLC (PBG) that currently qualifies as a variable interest entity under FIN No. 46 but does not meet the definition of a special purpose entity. PBG was formed with GATX Corporation (GATX) in 1997 for the purpose of financing and managing certain leasing related assets. Based on the terms of the partnership agreement, the company is the primary beneficiary and as a result will consolidate its equity investment in PBG effective March 31, 2004. At December 31, 2003, PBG’s total assets and liabilities were $323 million and $202 million, respectively. The consolidation of PBG will not have a material impact on the company’s results of operations or cash flows.

Reclassification
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

2.   Inventories

Inventories are composed of the following:

December 31	2003	2002

Raw materials and work in process	$86,822	$80,075
Supplies and service parts	55,159	54,849
Finished products	67,546	75,964

Total	$209,527	$210,888

If all inventories valued at LIFO had been stated at current costs, inventories would have been $22.5 million and $25.7 million higher than reported at December 31, 2003 and 2002, respectively.

3.   Fixed assets

December 31	2003	2002

Land	$36,291	$36,711
Buildings	344,062	322,929
Machinery and equipment	1,237,126	1,066,882

	1,617,479	1,426,522
Accumulated depreciation	(963,818)	(804,278)

Property, plant and equipment, net	$653,661	$622,244

Rental equipment and related inventories	$1,103,474	$1,095,345
Accumulated depreciation	(689,133)	(672,628)

Rental equipment and related inventories, net	$414,341	$422,717

Property leased under capital leases	$14,942	$14,513
Accumulated amortization	(12,712)	(12,539)

Property leased under capital leases, net	$2,230	$1,974

Depreciation expense was $261.1 million, $236.7 million and $290.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Depreciation expense for the year ended December 31, 2001 included $69.9 million related to discontinued operations. In connection with the company’s meter transition plan, the company wrote-off fully depreciated rental equipment during 2003.

4.   Current liabilities

Accounts payable and accrued liabilities and notes payable and current portion of long-term obligations are composed of the following:

December 31	2003	2002

Accounts payable-trade	$354,303	$304,652
Reserve account deposits	393,162	342,773
Accrued salaries, wages and commissions	183,363	162,575
Accrued restructuring charges	32,282	5,741
Accrued nonpension postretirement benefits	33,990	30,836
Accrued postemployment benefits	4,300	4,050
Miscellaneous accounts payable and accrued liabilities	391,197	397,710

Accounts payable and accrued liabilities	$1,392,597	$1,248,337

Notes payable	$281,778	$859,658
Current portion of long-term debt	444,978	785,356
Current portion of capital lease obligations	1,902	2,324

Notes payable and current portion of long-term obligations	$728,658	$1,647,338

In countries outside the U.S., banks generally lend to non-finance subsidiaries of the company on an overdraft or term-loan basis. These overdraft arrangements and term-loans, for the most part, are extended on an uncommitted basis by banks and do not require compensating balances or commitment fees.

Notes payable were issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at below prevailing prime rates. Fees paid to maintain lines of credit were $.6 million in 2003, $.5 million in 2002 and $.6 million in 2001.

At December 31, 2003, U.S. notes payable totaled $281.8 million. Unused credit facilities outside the U.S. totaled $9.6 million at December 31, 2003, of which $7.5 million were for finance operations. In the U.S., the company had unused credit facilities of $1.5 billion at December 31, 2003, primarily to support commercial paper issuances. The weighted average interest rates were 1.0% and 1.3% on notes payable and overdrafts outstanding at December 31, 2003 and 2002, respectively.

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

The company uses a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements to manage interest rate risk. The company’s variable and fixed rate debt mix, after adjusting for the effect of interest rate swap agreements, was 30% and 70%, respectively, at December 31, 2003. The company utilizes interest rate swap agreements when it considers the economic benefits to be favorable. At December 31, 2003, the company had outstanding interest rate swap agreements with notional principal amounts of $505.1 million and terms expiring at various dates from 2004 to 2018. The company exchanged $145.1 million notional principal amounts of variable commercial paper rates on an equal notional amount of notes payable and overdrafts for fixed rates ranging from 5.5% to 8.9%. In addition, the company exchanged $360.0 million notional principal amounts of fixed rate debt on an equal notional amount of variable rate debt. The variable rates for the swaps are based on three and six month LIBOR plus a spread, equal to the difference between the fixed rate of the debt and the fixed rate currently available for similar debt.

5.   Long-term debt

December 31	2003	2002

5.50% notes due 2004	$-	$200,000
1.72% to 2.33% notes due 2004	-	150,000
8.85% notes due 2004	-	100,000
1.11% to 1.21% notes due 2005	200,000	-
5.95% notes due 2005	300,000	300,000
1.69% to 1.90% notes due 2006	110,000	-
5.88% notes due 2006	300,000	300,000
5.75% notes due 2008*	350,000	350,000
8.63% notes due 2008*	100,000	100,000
9.25% notes due 2008*	100,000	100,000
8.55% notes due 2009*	150,000	150,000
4.63% notes due 2012	400,000	400,000
7.51% notes due 2004 thru 2012	33,978	36,599
3.88% notes due 2013	375,000	-
7.24% notes due 2017	-	25,652
4.75% notes due 2018	350,000	-

Fair value hedges basis adjustment	69,232	90,074

Other	2,733	14,519

Total long-term debt	$2,840,943	$2,316,844

*

In 2002, the company received $95 million in cash from the termination of four swap agreements associated with these notes. This amount will be reflected as a reduction of interest expense over the remaining term of these notes. As a result of this transaction, the weighted average effective rate on these notes is 4.77%.

On December 31, 2003, $456 million remained available under the shelf registration statement filed in October 2001 with the Securities and Exchange Commission (SEC), permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. In April 2003, as part of this shelf registration statement, the company established a medium-term note program for the issuance of up to $1.38 billion in aggregate principal, representing the remaining amount available on the shelf at that time.

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

In July 2001, the company issued four nonrecourse promissory notes totaling $111.5 million in connection with four lease transactions. The promissory notes were all due in monthly installments over 194 months at an interest rate of 7.24%. In September 2001, the company sold its interest in two of the lease transactions and transferred the obligation on two of the nonrecourse promissory notes totaling $55.3 million in principal balance. In December 2002, the company sold its interest in one of the lease transactions and transferred the obligation on one nonrecourse promissory note with a total principal balance of $25.6 million. In September 2003, the company sold its remaining interest and transferred the obligation on the remaining nonrecourse promissory note with a total principal balance of approximately $26 million. The transfer of this obligation was reflected as a reduction of long-term debt in the Consolidated Balance Sheets.

The annual maturities of the outstanding debt during each of the next five years are as follows: 2004, $.4 billion; 2005, $.5 billion; 2006, $.4 billion; 2007, $4.0 million; and $1.9 billion thereafter.

Under terms of their loan agreements, certain of the finance operations are required to maintain earnings before taxes and interest charges at prescribed levels. With respect to such loan agreements, the company will endeavor to have these finance operations maintain compliance with such terms and, under certain loan agreements, is obligated, if necessary, to pay to these finance operations amounts sufficient to maintain a prescribed ratio of earnings available for fixed charges. The company has not been required to make any such payments to maintain earnings available for fixed charges coverage. The company is in compliance with the terms under its loan agreements.

The fair value hedges basis adjustment represents the revaluation of fixed rate debt that has been hedged in accordance with FAS No. 133. See Note 1 to the consolidated financial statements.

6.   Preferred stockholders’ equity in a subsidiary company

Preferred stockholders’ equity in a subsidiary company represents 3,000,000 shares of variable term voting preferred stock issued by Pitney Bowes International Holdings, Inc., a subsidiary of the company, which are owned by certain outside institutional investors. These preferred shares are entitled to 25% of the combined voting power of all classes of capital stock. All outstanding common stock of Pitney Bowes International Holdings, Inc., representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by Pitney Bowes Inc. The preferred stock, $.01 par value, is entitled to cumulative dividends at rates set at auction. The weighted average dividend rate in 2003 and 2002 was 1.3% and 1.8%, respectively. Preferred dividends are included in selling, general and administrative expenses in the Consolidated Statements of Income. The preferred stock is subject to mandatory redemption based on certain events, at a redemption price not less than $100 per share, plus the amount of any dividends accrued or in arrears. No dividends were in arrears at December 31, 2003 or 2002.

In 1998, the company sold 100 shares of 9.11% Cumulative Preferred Stock, mandatorily redeemable in 20 years, in a subsidiary company to an institutional investor for approximately $10 million.

In May 2003, FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued. FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of FAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and are effective July 1, 2003 for the company. The company has evaluated the preferred securities previously issued by a subsidiary company and concluded that the $310 million of preferred securities are outside of the scope of FAS No. 150. As a result, the adoption of this statement did not impact the company’s financial position, results of operations or cash flows.

7.   Capital stock and capital in excess of par value

At December 31, 2003, 480,000,000 shares of common stock, 600,000 shares of cumulative preferred stock, and 5,000,000 shares of preference stock were authorized, and 232,288,223 shares of common stock (net of 91,049,689 shares of treasury stock), 385 shares of 4% Convertible Cumulative Preferred Stock (4% preferred stock) and 48,733 shares of $2.12 Convertible Preference Stock ($2.12 preference stock) were issued and outstanding. In the future, the Board of Directors can issue the balance of unreserved and unissued preferred stock (599,615 shares) and preference stock (4,951,267 shares). This will determine the dividend rate, terms of redemption, terms of conversion (if any) and other pertinent features. At December 31, 2003, unreserved and unissued common stock (exclusive of treasury stock) amounted to 108,671,375 shares.

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

At December 31, 2003, a total of 814,888 shares of common stock were reserved for issuance upon conversion of the 4% preferred stock (9,332 shares) and $2.12 preference stock (805,556 shares). In addition, 6,947,048 shares of common stock were reserved for issuance under the company’s dividend reinvestment and other corporate plans.

Each share of common stock outstanding has attached one preference share purchase right. Each right entitles the holder to purchase 1/200th of a share of Series A Junior Participating Preference Stock for $97.50 and will expire in February 2004. Following a merger or certain other transactions, the rights will entitle the holder to purchase common stock of the company or the acquirers at a 50% discount.

8.   Stock plans

The company has the following stock plans which are described below: the U.S. and U.K. Stock Option Plans (ESP), the U.S. and U.K. Employee Stock Purchase Plans (ESPP), and the Directors’ Stock Plan.

Stock Option Plans
Under the company’s stock option plans, certain officers and employees of the U.S. and the company’s participating subsidiaries are granted options at prices equal to the market value of the company’s common shares at the date of grant. Options generally become exercisable in three equal installments during the first three years following their grant and expire after ten years. At December 31, 2003, there were 10,684,487 options available for future grants under these plans. The per share weighted average fair value of options granted was $7 in 2003 and $9 in 2002 and 2001.

The following table summarizes information about stock option transactions:

	Shares	Per share weighted average exercise price

Options outstanding at January 1, 2001	17,387,718	$40
Granted	1,875,132	$38
Exercised	(406,521)	$23
Canceled	(699,421)	$41

Options outstanding at November 30, 2001	18,156,908	$40
Spin-off of Imagistics International Inc.	332,740	$39
Granted	72,612	$40
Exercised	(32,162)	$27
Canceled	(112,145)	$39

Options outstanding at December 31, 2001	18,417,953	$39
Granted	1,747,924	$40
Exercised	(528,629)	$24
Canceled	(717,849)	$42

Options outstanding at December 31, 2002	18,919,399	$39
Granted	3,512,850	$32
Exercised	(932,663)	$26
Canceled	(877,976)	$42

Options outstanding at December 31, 2003	20,621,610	$39

Options exercisable at December 31, 2001	8,255,635	$43

Options exercisable at December 31, 2002	10,756,056	$44

Options exercisable at December 31, 2003	13,187,133	$42

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

Options Outstanding

Range of per share exercise prices	Number	Weighted average remaining contractual life	Per share weighted average exercise price

$15-$18	202,998	1.7 years	$16
$19-$28	5,865,340	6.3 years	$27
$29-$43	7,299,930	9.0 years	$35
$44-$66	7,253,342	6.1 years	$52

	20,621,610	7.1 years

Options Exercisable

Range of per share exercise prices	Number	Per share weighted average exercise price

$15-$18	202,998	$16
$19-$28	3,717,451	$27
$29-$43	2,013,342	$38
$44-$66	7,253,342	$52

	13,187,133

Beginning in 1997, certain employees eligible for performance-based compensation may defer up to 100% of their annual awards, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan. Participants may allocate deferred compensation among specified investment choices, including stock options under the U.S. stock option plan. Stock options acquired under this plan are generally exercisable three years following their grant and expire after a period not to exceed ten years. There were 387,923, 389,118 and 372,829 options outstanding under this plan at December 31, 2003, 2002 and 2001, respectively, which are included in outstanding options under the company’s U.S. stock option plan. The per share weighted average fair value of options granted was $7 in 2003, $9 in 2002 and $8 in 2001.

The U.S. stock option plan permits the issuance of restricted stock. Restricted stock awards are subject to one or more restrictions, which may include continued employment over a specified period or the attainment of specified financial performance goals. Where a restricted stock award is subject to both tenure and attainment of financial performance goals, the restrictions would be released, in total or in part, only if the executive is still employed by the company at the end of the performance period and if the performance objectives are achieved. Where the sole restriction of a restricted stock award is continued employment over a specified period, such period may not be less than three years. The compensation expense for each award is recognized over the performance period. The company issued 157,300 shares of restricted stock with a fair market value of $5 million in 2003. Compensation expense recorded by the company was $1.1 million for 2003. There were no restricted stock awards in 2002 or 2001.

Employee Stock Purchase Plans
The U.S. ESPP enables substantially all employees to purchase shares of the company’s common stock at a discounted offering price. In 2003, the offering price was 85% of the average price of the company’s common stock on the New York Stock Exchange on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. The U.K. ESPP also enables eligible employees of the company’s participating U.K. subsidiaries to purchase shares of the company’s stock at a discounted offering price. In 2003, the offering price was 90% of the average closing price of the company’s common stock on the New York Stock Exchange for the three business days preceding the offering date. The company may grant rights to purchase up to 8,162,993 common shares to its regular employees under these plans. The company granted rights to purchase 534,954 shares in 2003, 562,208 shares in 2002 and 542,309 shares in 2001. The per share fair value of rights granted was $6 in 2003, $7 in 2002 and $6 in 2001 for the U.S. ESPP and $10 in 2003 and 2002, and $11 in 2001 for the U.K. ESPP.

Directors’ Stock Plan
Under this plan, each non-employee director is granted 1,400 shares of restricted common stock annually as part of his or her compensation. Shares granted at no cost to the directors were 15,400 in 2003 and 2002, and 14,176 in 2001. Compensation expense, net of taxes, recorded by the company was $.3 million for 2003, $.4 million for 2002 and $.3 million for 2001. The shares carry full voting and dividend rights but, except as provided herein, may not be transferred or alienated until the later of (1) termination of service as a director, or, if earlier, the date of a change of control, or (2) the expiration of the six month period following the grant of such shares. If a director terminates service as a director prior to the expiration of the six month period following a grant of restricted stock, that award would be forfeited. In 1999, the Directors’ Stock Plan was amended to permit certain dispositions of restricted common stock to family members, trusts or partnerships, as well as donations to charity after the expiration of the six month holding period, provided the director retain restricted common stock with a minimum market value of $.35 million.

Beginning in 1997, non-employee directors may defer up to 100% of their eligible compensation, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan for directors. Participants may allocate deferred compensation among specified investment choices, including stock options under the Directors’ Stock Plan. Stock options acquired under this plan are generally exercisable three years following their grant and expire after a period not to exceed ten years. There were 59,964, 44,543 and 35,598 options outstanding under this plan at December 31, 2003, 2002 and 2001, respectively. The per share weighted average fair value of options granted was $8 in 2003 and 2002, and $9 in 2001.

9.   Earnings per share

A reconciliation of the basic and diluted earnings per share computations for income from continuing operations for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003

	Income	Shares	Per Share

Income from continuing operations	$494,847
Less:
Preferred stock dividends	(1)
Preference stock dividends	(107)

Basic earnings per share	494,739	233,826,741	$2.12

Effect of dilutive securities:
Preferred stock	1	10,474
Preference stock	107	839,743
Stock options		1,421,076
Other		66,990

Diluted earnings per share	$494,847	236,165,024	$2.10

	2002

	Income	Shares	Per Share

Income from continuing operations	$437,706
Less:
Preferred stock dividends	(1)
Preference stock dividends	(118)

Basic earnings per share	437,587	238,963,644	$1.83

Effect of dilutive securities:
Preferred stock	1	11,829
Preference stock	118	920,405
Stock options		1,519,453
Other		68,208

Diluted earnings per share	$437,706	241,483,539	$1.81

	2001

	Income	Shares	Per Share

Income from continuing operations	$514,320
Less:
Preferred stock dividends	(1)
Preference stock dividends	(129)

Basic earnings per share	514,190	245,706,283	$2.09

Effect of dilutive securities:
Preferred stock	1	12,761
Preference stock	129	976,570
Stock options		756,927
Other		163,019

Diluted earnings per share	$514,320	247,615,560	$2.08

In accordance with FAS No. 128, “Earnings per Share,” 3.6 million, 3.2 million and 3.5 million common stock equivalent shares in 2003, 2002 and 2001, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock, and therefore the impact of these shares was antidilutive.

10.   Taxes on income

Income from continuing operations before income taxes and the provision for income taxes consist of the following:

	Years ended December 31

	2003	2002	2001

Income from continuing operations before income taxes:
U.S.	$600,375	$493,140	$698,005
Outside the U.S.	120,716	126,305	68,379

Total	$721,091	$619,445	$766,384

Provision for income taxes:
U.S. federal:
Current	$(40,809)	$(154,857)	$147,538
Deferred	207,505	288,180	67,227

	166,696	133,323	214,765

U.S. state and local:
Current	(2,042)	(23,793)	19,739
Deferred	27,667	38,399	5,448

	25,625	14,606	25,187

Outside the U.S.:
Current	(7,932)	26,499	13,549
Deferred	41,855	7,311	(1,437)

	33,923	33,810	12,112

Total current	(50,783)	(152,151)	180,826
Total deferred	277,027	333,890	71,238

Total	$226,244	$181,739	$252,064

Including discontinued operations, the provision for income taxes consists of the following:

	Years ended December 31

	2003	2002	2001

U.S. federal	$164,871	$151,017	$209,240
U.S. state and local	25,270	19,256	23,895
Outside the U.S.	33,923	33,810	6,760

Total	$224,064	$204,083	$239,895

A reconciliation of the U.S. federal statutory rate to the company’s effective tax rate for continuing operations follows:

	2003	2002	2001

U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	2.3	1.5	2.2
Foreign tax differential	(1.2)	(1.7)	(1.6)
Federal income tax credits	(0.9)	(1.5)	(0.3)
Tax exempt income	(0.6)	(1.0)	(1.0)
Partnership leasing transactions	(2.0)	(1.7)	(2.5)
Valuation allowance	-	(2.0)	-
Other	(1.2)	0.7	1.1

Effective income tax rate	31.4%	29.3%	32.9%

The effective tax rate for discontinued operations in 2003, 2002 and 2001 differs from the statutory rate due primarily to state and local income taxes.

Deferred tax liabilities and (assets) December 31	2003	2002

Deferred tax liabilities:
Depreciation	$129,763	$110,437
Deferred profit (for tax purposes) on sales to finance subsidiaries	373,630	418,247
Lease revenue and related depreciation	1,369,115	1,194,588
Loss on the sale of preferred stock	117,058	117,058
Pension	174,304	143,012
Other	130,009	177,512

Deferred tax liabilities	2,293,879	2,160,854

Deferred tax assets:
Nonpension postretirement benefits	(79,858)	(93,394)
Inventory and equipment capitalization	(16,520)	(36,143)
Meter transition and restructuring charges	(19,440)	(27,405)
Net operating loss carryforwards	(35,987)	(35,916)
Other	(272,261)	(202,430)
Valuation allowance	12,717	13,398

Deferred tax assets	(411,349)	(381,890)

Net deferred taxes	1,882,530	1,778,964
Less: Current net deferred taxes (a)	223,304	243,346

Deferred taxes on income (b)	$1,659,226	$1,535,618

(a)

The table of deferred tax liabilities and (assets) above includes $223.3 million and $243.3 million for 2003 and 2002, respectively, of current net deferred taxes, which are included in income taxes payable in the Consolidated Balance Sheets.

(b)

The table of deferred tax liabilities and (assets) above includes $62.9 million and $178.8 million for 2003 and 2002, respectively, of other tax and interest liabilities, net of tax benefits and prepayment of taxes, related to various tax filing positions, which are included as a component of deferred tax liabilities in the Consolidated Balance Sheets.

The deferred tax asset for net operating losses and related valuation allowance was relatively unchanged from 2002. As of December 31, 2003 and 2002, approximately $82.6 million and $84.8 million, respectively, of net operating loss carryforwards were available to the company. Most of these losses can be carried forward indefinitely.

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

The company uses a measurement date of December 31 for all of its pension and other postretirement benefit plans.

The company contributed $21.4 million, $27.1 million and $19.8 million to its defined contribution plans in 2003, 2002 and 2001, respectively.

Defined Benefit Pension Plans
The change in benefit obligations and plan assets and the funded status for defined benefit pension plans is as follows:

	Pension Benefits

	United States		Foreign

December 31	2003	2002	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$1,320,231	$1,120,229	$269,970	$236,861
Service cost	26,232	26,583	7,934	6,130
Interest cost	89,205	83,664	17,180	14,876
Amendments	-	-	684	1,728
Plan participants’ contributions	-	-	1,515	1,214
Actuarial loss (gain)	128,266	129,712	23,005	(877)
Plan merger	4,583	45,071	-	6,395
Foreign currency changes	-	-	22,126	16,788
Curtailment	-	-	729	(103)
Benefits paid	(96,107)	(85,028)	(14,636)	(13,042)

Benefit obligation at end of year	$1,472,410	$1,320,231	$328,507	$269,970

Change in plan assets:
Fair value of plan assets at beginning of year	$1,211,353	$1,048,041	$233,985	$206,893
Actual return on plan assets	241,445	(103,255)	41,377	(14,365)
Company contributions	53,186	307,574	7,245	40,027
Plan participants’ contributions	-	-	1,515	1,214
Foreign currency changes	-	-	19,610	13,258
Plan merger	1,320	44,021	-	-
Benefits paid	(96,107)	(85,028)	(14,636)	(13,042)

Fair value of plan assets at end of year	$1,411,197	$1,211,353	$289,096	$233,985

Funded status	$(61,213)	$(108,878)	$(39,411)	$(35,985)
Unrecognized actuarial loss	484,045	473,655	88,588	83,725
Unrecognized prior service cost	(20,919)	(26,224)	2,944	2,935
Unrecognized transition cost	-	-	(1,993)	(2,096)

Prepaid benefit cost	$401,913	$338,553	$50,128	$48,579

Information for pension plans, that are included above, with an accumulated benefit obligation in excess of plan assets is as follows:

	2003	2002	2003	2002

Projected benefit obligation	$77,649	$64,625	$26,853	$23,748
Accumulated benefit obligation	$61,222	$49,755	$24,729	$20,881
Fair value of plan assets	$1,525	$449	$6,438	$4,734

The accumulated benefit obligation for all U.S. defined benefit plans at the end of 2003 and 2002 was $1.4 billion and $1.2 billion, respectively. The accumulated benefit obligation for all foreign defined benefit plans at the end of 2003 and 2002 was $302 million and $240 million, respectively.

	United States		Foreign

Amounts recognized in the Consolidated Balance Sheets consist of:	2003	2002	2003	2002

Prepaid benefit cost	$448,305	$378,706	$63,985	$60,860
Accrued benefit liability	(46,392)	(40,153)	(13,857)	(12,281)
Additional minimum liability	(13,421)	(6,575)	(5,602)	(3,884)
Intangible asset	3,666	2,353	1,737	913
Accumulated other comprehensive income	9,755	4,222	3,865	2,971

Prepaid benefit cost	$401,913	$338,553	$50,128	$48,579

Weighted average assumptions used to determine end of year benefit obligations:
Discount rate	6.00%	6.75%	2.25%-6.00%	2.50%-6.50%
Rate of compensation increase	4.75%	4.75%	1.75%-4.00%	2.00%-4.50%

At December 31, 2003, no shares of the company’s common stock were included in the plan assets of the company’s pension plan. At December 31, 2002, 30,000 shares of the company’s common stock with a fair value of $980 were included in the plan assets of the company’s pension plan.

The company anticipates making contributions of up to $5 million and up to $10 million, respectively, to its U.S. and foreign pension plans during 2004.

U.S. pension plans’ investment strategy and asset allocation

The company’s U.S. pension plans’ investment strategy supports the objectives of the fund, which are to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligations and the actuarial liabilities, and to earn a nominal rate of return of at least 8.50%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to minimize the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts are used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. Liabilities, investment objectives and investment managers are periodically reviewed.

The expected long-term rate of return on plans assets is based on historical and projected rates of return for current and planned asset classes in the plans’ investment portfolio after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio was determined, adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns, based on the target asset allocations for each asset class.

The target allocation for 2004 and the asset allocation for the U.S. pension plan at the end of 2003 and 2002, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at Year End

Asset Category	2004	2003	2002

U.S. equities	50%	50%	43%
Non-U.S. equities	20%	19%	14%
Fixed income investments	25%	23%	26%
Real estate	5%	4%	6%
Cash	-	4%	11%

Total	100%	100%	100%

The fair value of plan assets was $1.4 billion and $1.2 billion, at the end of 2003 and 2002, respectively, and the expected long-term rate of return on these plan assets was 8.50% in 2003 and 9.55% in 2002.

Foreign pension plan’s investment strategy

The company’s foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees, in conjunction with the company’s corporate personnel. The investment strategies adopted by the company’s foreign plans vary by country and plan, with each strategy tailored to achieve the expected rate of return within an acceptable or appropriate level of risk, depending upon the liability profile of plan participants, local funding requirements, investment markets and restrictions. The components of the net periodic benefit cost for defined pension plans are as follows:

	Pension Benefits

	United States			Foreign

	2003	2002	2001	2003	2002	2001

Service cost	$26,232	$26,583	$26,734	$7,934	$6,130	$6,391
Interest cost	89,205	83,664	79,379	17,180	14,876	13,530
Expected return on plan assets	(125,518)	(113,629)	(105,311)	(21,574)	(19,146)	(17,856)
Amortization of transition cost	-	4	76	(531)	(443)	(1,335)
Amortization of prior service cost	(2,758)	(3,181)	(3,583)	538	612	840
Recognized net actuarial loss	1,833	810	478	3,865	765	18
Curtailment	-	-	(1,103)	1,162	(103)	336

Net periodic benefit cost	$(11,006)	$(5,749)	$(3,330)	$8,574	$2,691	$1,924

	Pension Benefits

	United States		Foreign

Weighted average assumptions used to determine net periodic costs during the years:	2003	2002	2003	2002

Discount rate	6.75%	7.25%	2.50%-6.50%	2.50%-6.50%
Expected return on plan assets	8.50%	9.55%	4.00%-8.25%	4.00%-8.25%
Rate of compensation increase	4.75%	4.75%	2.00%-4.50%	2.00%-4.00%

Nonpension postretirement benefits
The company provides certain health care and life insurance benefits to eligible retirees and their dependents. The cost of these benefits is recognized over the period the employee provides credited services to the company. Substantially all of the company’s U.S. and Canadian employees become eligible for retiree health care benefits after reaching age 55 and with the completion of the required service period.

The change in benefit obligations and plan assets and the funded status for nonpension postretirement benefit plans is as follows:

	Nonpension Postretirement Benefits

December 31	2003	2002

Change in benefit obligation:
Benefit obligations at beginning of year	$310,115	$286,091
Service cost	3,590	5,679
Interest cost	19,670	18,930
Plan participants’ contributions	2,999	2,633
Actuarial loss	54,593	27,402
Foreign currency changes	1,177	46
Curtailment	-	-
Benefits paid	(33,902)	(30,666)
Plan amendments	(18,666)	-

Benefit obligations at end of year	$339,576	$310,115

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$-
Company contribution	30,903	28,033
Plan participants’ contributions	2,999	2,633
Benefits paid	(33,902)	(30,666)

Fair value of plan assets at end of year	$-	$-

Funded status	$(339,576)	$(310,115)
Unrecognized actuarial loss	91,722	41,118
Unrecognized prior service cost	(23,347)	(13,262)

Accrued benefit cost	$(271,201)	$(282,259)

The assumed weighted average discount rate used in determining the accumulated nonpension postretirement benefit obligations was 6.00% in 2003 and 6.75% in 2002.

In 2003, the company amended the retiree medical program to award retiree medical benefits based on each year of service after age 45.

The components of the net periodic benefit cost for nonpension postretirement benefit plans is as follows:

	Nonpension Postretirement Benefits

	2003	2002	2001

Service cost	$3,590	$5,679	$5,450
Interest cost	19,670	18,930	17,319
Amortization of prior service cost	(8,581)	(6,808)	(7,060)
Recognized net actuarial loss	4,182	114	18
Curtailment	-	-	(4,535)

Net periodic benefit cost	$18,861	$17,915	$11,192

	Nonpension Postretirement Benefits

Weighted average assumptions used to determine net periodic costs during the years:	2003	2002

Discount rate	6.75%	7.25%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations was 10.00% for 2004 and 9.00% for 2003. This was assumed to gradually decline to 5.00% by the year 2008 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1- Percentage- Point Increase	1- Percentage- Point Decrease

Effect on total of service and interest cost components	$879	$807
Effect on postretirement benefit obligations	$12,738	$11,695

The company expects to contribute up to $34 million, which represents its expected benefit payments, to its postretirement benefit plans during 2004.

The company has elected to defer accounting for the effect of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Act). The FASB has not yet issued guidance on accounting for the effects of the Act.

The curtailment gains and losses reported in 2001 were related to the spin-off of IGI.

12.   Discontinued Operations

On January 14, 2000, the company sold Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the company, to ABN AMRO North America. In connection with this transaction, the company recorded a gain of $2.3 million (net of taxes of $1.6 million) and $12.5 million (net of taxes of $7.4 million) for the years ended December 31, 2003 and 2002, respectively. These gains resulted from the favorable resolution of certain contingent liabilities recorded at the time of sale.

On October 30, 1998, Colonial Pacific Leasing Corporation (CPLC), a wholly-owned subsidiary of the company, transferred the operations, employees, and substantially all assets related to its broker-oriented external financing business to General Electric Capital Corporation, a subsidiary of the General Electric Company. In connection with this transaction, the company recorded a gain of $.9 million (net of taxes of $.6 million) and $25.5 million (net of taxes of $15.0 million) for the years ended December 31, 2003 and 2002, respectively. These gains resulted from the favorable resolution of certain contingent liabilities recorded at the time of sale.

On December 3, 2001, the company completed the spin off of its office systems business to stockholders as an independent, publicly-traded company operating under the name of IGI. On that date, the company paid a special stock dividend of IGI common stock to the company’s common shareholders. Through this special dividend, the company distributed 100% of the shares of IGI stock to common shareholders of the company. The historical carrying amount of the IGI net assets distributed to shareholders on the spin-off date has been recorded as a stock dividend of $311.7 million. Each eligible common stockholder of record of the company on November 19, 2001 received 0.08 shares of IGI stock for each share of Pitney Bowes stock. The Internal Revenue Service (IRS) has notified the company that the spin-off will be tax-free as provided for under the Internal Revenue Code. The company received a net amount of approximately $111 million in cash from IGI after repayment of certain amounts due and a dividend.

Operating results of IGI, prior to the spin-off, have been segregated and reported as discontinued operations in the Consolidated Statements of Income. Revenue of IGI was $568.0 million and $641.3 million for the period ended December 3, 2001 and the year ended December 31, 2000, respectively. Net interest expense allocated to IGI discontinued operations was $10.3 million for the period ended December 3, 2001 and $11.3 million for the year ended December 31, 2000. Interest has been allocated based on the net assets of IGI charged at the company’s weighted average borrowing rate. Income from IGI discontinued operations was $9.1 million (net of taxes of $6.2 million) for the period ended December 3, 2001, offset by costs, expenses and restructuring charges directly associated with the spin-off. The total amounts of costs, expenses and restructuring charges directly related to the spin-off exceeded the income from discontinued operations of IGI between the measurement date (December 11, 2000) and the spin-off date by $26.0 million (net of taxes of $12.2 million), primarily as a result of continued weakness in the copier business and the company’s restructuring initiatives. This amount has been reflected as a loss on disposal of discontinued operations in the Consolidated Statements of Income for the period ended December 31, 2001. Income from discontinued operations of IGI, net of taxes, was $64.1 million for the period ended December 11, 2000.

13.   Restructuring Charges

2003 Restructuring Plan

In January 2003, the company announced that it would undertake restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. The charges related to these restructuring initiatives will be recorded as the various initiatives take effect. See Note 1 to the consolidated financial statements for the company’s accounting policy related to restructuring charges.

In connection with this plan, the company recorded pre-tax restructuring charges of $116.7 million for the year ended December 31, 2003. The pre-tax restructuring charges are composed of:

(Dollars in millions)	Restructuring charges	Non-cash charges	Cash payments	Balance at December 31, 2003

Severance and benefit costs	$81.0	$-	$(53.5)	$27.5
Asset impairments	26.6	(26.6)	-	-
Other exit costs	9.1	-	(4.4)	4.7

	$116.7	$(26.6)	$(57.9)	$32.2

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,438 employees worldwide at December 31, 2003 and expected future workforce reductions of approximately 1,000 employees. The workforce reductions relate to actions across several of the company’s businesses resulting from infrastructure and process improvements and its continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 65% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments relate primarily to the write-down of property, plant and equipment, resulting from the closure or streamlining of certain facilities. During 2003, the company recorded an asset impairment of $23.8 million as a result of the company’s decision to exit its Main Plant facility in Connecticut in connection with its product sourcing and real estate optimization strategy. The fair values of the impaired long-lived assets were determined primarily using probability weighted expected cash flows in accordance with FAS No. 144. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

2001 Restructuring Plan

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

The restructuring charges related to continuing operations were composed of:

(Dollars in millions)	Year Ended December 31, 2001

Severance and benefit costs	$74.3
Asset impairments	28.0
Other exit costs	13.8

$116.1

All restructuring charges, except for the asset impairments, resulted in cash outflows. The severance and benefit costs related to a reduction in workforce of approximately 1,500 employees worldwide which was initiated in 2001 and was substantially completed at December 31, 2002. The workforce reductions related to actions across several of our businesses resulting from infrastructure and process improvements and our continued efforts to streamline operations, and included managerial, professional, clerical and technical roles. Approximately 80% of the workforce reductions were in the U.S. The majority of the international workforce reductions were in Europe. None of the reductions impacted sales coverage. At December 31, 2002, 1,529 employees were separated under these initiatives and approximately $73.6 million of severance and benefit costs were paid. Asset impairments related primarily to the disposal or abandonment of certain hardware and software applications, resulting from the alignment of our mailing business on a global basis and ERP initiatives. Other exit costs related primarily to lease termination costs, non-cancelable lease payments, and other costs associated with business activities that have been exited and the consolidation of excess facilities.

The restructuring charges related to discontinued operations were composed of:

(Dollars in millions)	Year Ended December 31, 2001

Severance and benefit costs	$1.9
Asset impairments	17.5
Other exit costs	13.8

$33.2

The severance and benefit costs related to a reduction in workforce of approximately 25 employees. The asset impairments related primarily to an impairment of residual values, in connection with leases of copier equipment, and the write-down of certain facsimile and copier equipment, resulting from the spin off of our office systems business. Other exit costs related primarily to incremental costs associated with cancellation and separation of facility occupancy leases that were shared between the company and IGI.

This restructuring plan was substantially completed at December 31, 2002.

14.   Meter Transition

In 2001, the company adopted a formal plan to transition to the next generation of networked mailing technology. The information capture and exchange, made possible by advanced technology, turns the postage meter into an “intelligent” terminal that networks the mailer to postal and carrier information and systems. This two-way information architecture, in turn, enables convenient access to and delivery of value-added services such as tracking, delivery confirmation and rate information. The adoption of this plan was facilitated by our expanded access to technology and our ability to move to networked products combined with our expectations that the U.S. and posts around the world will continue to encourage the migration of mailing systems to networked digital technologies. As a result of this plan, certain electronic meter rental assets and related equipment will not be placed back in service. In addition, certain leased equipment either will not be remarketed or will result in lower realization at end of lease as a result of the introduction of new technology. In connection with this plan, the company recorded non-cash pre-tax charges of $268.3 million for the year ended December 31, 2001, related to assets associated with our non-networked mailing technology. In November 2001, postal regulations were issued, consistent with the company’s meter transition plan, defining the meter migration process and timing.

The charges related to the meter transition plan were composed of:

(Dollars in millions)	Year ended December 31, 2001

Impairment of lease residual values	$128.4
Impairment of meter rental assets	71.3
Inventory writedowns	27.6
Additional depreciation costs on meter rental assets	41.0

$268.3

15.   Acquisitions

DDD Company (DDD)

On October 23, 2003, the company completed the acquisition of DDD for a net purchase price of $49.5 million, which consisted of approximately $24.8 million of cash and the issuance of 595,485 shares of common stock valued at $24.7 million. The value of common shares was determined based on the average market price of common shares over a period of time prior to the completion of the acquisition. The results of DDD’s operations have been included in the consolidated financial statements since the date of acquisition. DDD offers a broad array of services, including fulfillment services, secure mail processing, messenger services, logistics support, and record and information management.

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for this acquisition. Final determination of fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition. The following table summarizes the preliminary estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

Intangible assets	$13,900
Goodwill	31,187
Other, net	4,452

Purchase price	$49,539

The major intangible asset classes and weighted average amortization period for these asset classes were as follows:

	Amortization Period	Allocation

Customer relationships	10 years	$13,600
Mailing technology	2 years	300

Weighted average	10 years	$13,900

The goodwill was assigned to the Global Enterprise Solutions segment. No research and development assets were acquired.

PSI Group, Inc. (PSI)

On August 1, 2002, the company completed the acquisition of PSI, the nation’s largest mail presort company, for approximately $127 million in cash and $39 million in assumed debt. The results of PSI’s operations have been included in the consolidated financial statements since the date of acquisition. PSI prepares, sorts and aggregates mail to earn postal discounts and expedite delivery for its customers. As a wholly-owned subsidiary of the company, PSI continues to operate under its original management and continues to focus on providing presort mail services.

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

The goodwill was assigned to the Global Mailstream Solutions segment. No research and development assets were acquired.

Secap SA (Secap)

On October 31, 2001, the company announced it had completed the acquisition of Secap, the France-based mailing systems subsidiary of Fimalac, for approximately Euros 220 million ($206 million) in cash. Secap offers a range of mail processing and paper handling equipment, supplies and technology for low- to mid-volume mailers. At that time, Secap held more than 30% of the postage meter market share in France. The results of Secap’s operations have been included in the consolidated financial statements since the date of acquisition.

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

The goodwill was assigned to the Global Mailstream Solutions segment. No research and development assets were acquired.

Danka Services International (DSI)

On June 29, 2001, the company completed its acquisition of DSI from Danka Business Systems PLC. The final purchase price, following post-closing adjustments, was $285.5 million in cash. DSI provides on- and off-site document management services, including the management of central reprographic departments, the placement and maintenance of photocopiers, print-on-demand operations and document archiving and retrieval services. The acquisition has been accounted for under the purchase method and accordingly, the operating results of DSI have been included in the consolidated financial statements since the date of acquisition.

The following table summarizes the estimated fair values of the major assets acquired and liabilities assumed at the date of acquisition:

Intangible assets	$43,800
Goodwill	207,758
Other, net	33,942

Purchase price	$285,500

The intangible assets relate to customer relationships and have a useful life of approximately 15 years. The goodwill was assigned to the Global Enterprise Solutions segment. No research and development assets were acquired.

Bell & Howell International Mail and Messaging Technologies (MMT)

On June 5, 2001, the company completed the acquisition of MMT in Europe, Africa, the Middle East and Asia. The final purchase price, following post closing adjustments, was $44 million in cash. MMT markets and services high-end mail processing, sorting and service-related products through a network of distributors and direct operations. The acquisition has been accounted for under the purchase method and accordingly, the operating results of the acquisition have been included in the consolidated financial statements since the date of acquisition.

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

The goodwill was assigned to the Global Mailstream Solutions segment. No research and development assets were acquired.

Consolidated impact of acquisitions

These acquisitions increased our operating profit, but including related financing costs, did not materially impact earnings either on a per share or aggregate basis.The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of DDD, PSI, Secap, DSI and MMT had occurred on January 1, 2001:

	Years ended December 31

	2003	2002	2001

Total revenue	$4,633,269	$4,524,758	$4,517,765

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been completed on January 1, 2001, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma earning results of these acquisitions were not material to earnings on either a per share or an aggregate basis.

During 2003, 2002 and 2001 the company also completed several smaller acquisitions. During 2003, the company acquired one of its address printing suppliers. The company acquired the remaining 43% ownership interest of MailCode Inc. in 2002 and completed the acquisition of Alysis Technologies Inc. in 2001, a leading provider of digital document delivery solutions. The company’s smaller acquisitions also include some of its international dealerships and presort businesses. The cost of these acquisitions was in the aggregate less than $70 million in each year. These acquisitions did not have a material impact on the company’s financial results either individually or on an aggregate basis.

16.   Goodwill and intangible assets

Intangible assets are composed of the following:

December 31	2003		2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer relationships	$161,655	$18,002	$133,414	$7,177
Mailing technology	63,603	9,519	38,100	3,645
Trademark and trade names	8,357	4,067	6,900	1,805
Non-compete agreements	3,496	1,917	2,986	707

	$237,111	$33,505	$181,400	$13,334

Amortization expense for intangible assets was $17.5 million for 2003 and $12.6 million for 2002. Estimated intangible assets amortization expense for each of the next five years is as follows:

For the year ending 12/31/04	$19,300
For the year ending 12/31/05	$19,100
For the year ending 12/31/06	$18,350
For the year ending 12/31/07	$16,800
For the year ending 12/31/08	$16,250

Intangible assets acquired during the year ended December 31, 2003 are as follows:

	Amortization Period	Acquisition Cost

Customer relationships	12 years	$23,675
Mailing technology	12 years	17,959
Non-compete agreements	2 years	50

Weighted average	12 years	$41,684

Changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	Global Mailstream Solutions	Global Enterprise Solutions	Total

Balance at January 1, 2002	$226,925	$408,948	$635,873
Goodwill acquired during the year	131,674	9,509	141,183
Other	46,692	3,493	50,185

Balance at December 31, 2002	$405,291	$421,950	$827,241

Goodwill acquired during the year	46,271	31,187	77,458
Other	40,883	10,702	51,585

Balance at December 31, 2003	$492,445	$463,839	$956,284

Other primarily includes the impact of foreign currency translation adjustments.

During 2003 and 2002 the company performed impairment tests for goodwill. As a result of this review, it was determined that no goodwill impairments existed.

17.   Commitments, contingencies and regulatory matters

At December 31, 2003, as part of the company’s Capital Services programs, the company has committed to potentially extend credit of $136 million to pre-approved creditworthy customers. The company will sell or syndicate transactions that are funded during the commitment period. In accordance with the company’s new Capital Services strategy, the company will no longer enter into new credit commitments.

In the ordinary course of normal business, the company is routinely a defendant in or parties to a number of pending and threatened legal actions, including proceedings purportedly brought on behalf of classes of claimants. These may involve litigation by or against the company relating to, among other things: contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with customers; or disputes with employees. In those cases where the company is a defendant, plaintiffs may seek to recover large and sometimes unspecified amounts of damages or other types of relief, and some matters may remain unresolved for several years. Although management cannot predict the ultimate outcome of such matters, based on current knowledge, management does not believe that the ultimate outcome of these litigations will have a material adverse effect on the company’s financial position, results of operations or cash flows.

In December 2003, the company received accepted closing agreements with the IRS showing income tax adjustments for the 1992 to 1994 tax years. The total additional tax for these years is approximately $5.0 million. Additional tax due for 1995 and future tax years in connection with these closing agreements will not materially affect the company’s future results of operations, financial position or cash flows. In addition to the accepted tax adjustments, one 1994 proposed adjustment remains in dispute, which could result in additional tax of approximately $4.3 million. The company believes that it has meritorious defenses to this deficiency and that the ultimate outcome will not result in a material effect on its results of operations, financial position or cash flows. The company believes that its accruals for tax liabilities are adequate for all open years. However, if the IRS prevails on this deficiency, additional tax may be due for 1995 and future tax years, which could materially affect its results of operations, financial position or cash flows. At any time, the company’s provision for taxes could be affected by changes in tax law and interpretations by governments or courts.

In December 2001, the company recorded a pre-tax charge of approximately $24 million associated with the settlement of a lawsuit related to lease upgrade pricing in the early to mid-1990’s. The $24 million charge relates to the following settlement costs: award certificates to be provided to members of the class for purchase of office products through Pitney Bowes supply line and the cost of legal fees and related expenses of $8.3 million. This charge has been included in other income in the Consolidated Statements of Income for the year ended December 31, 2001. In 2003, the company recorded income of $10 million related to the expiration of product award certificates provided in connection with this settlement.

In June 2001, the company and Hewlett-Packard announced that they had reached an agreement resolving a lawsuit filed by the company in 1995. The lawsuit arose out of a dispute over print technology patents. Under the terms of the agreement, the companies resolved all pending patent litigation without admission of infringement and the company received $400 million in cash and ten year supply and technology agreements. The cash payment, net of legal fees and related expenses of $37.8 million, was recorded as other income in the Consolidated Statements of Income for the year ended December 31, 2001.

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

In connection with the above, the company adopted a formal plan in the second quarter of 2001 to transition to the next generation of networked mailing technology. See Note 14 to the consolidated financial statements.

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

18.   Guarantees

In November 2002, FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

In connection with its Capital Services programs, the company has sold finance receivables and entered into guarantee contracts with varying amounts of recourse. See Off-Balance Sheet Items in Note 20 to the consolidated financial statements.

In connection with the sale of certain businesses, the company has agreed to indemnify the buyer for certain losses related to assets acquired by the buyer. At December 31, 2003 and 2002, the company’s Consolidated Balance Sheets includes a liability of approximately $3 million and $9 million respectively, for these indemnifications, which reflects the company’s maximum probable exposure.

The company provides product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. The company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties based on historical claim experience, which has not been significant, and other currently available evidence. Accordingly, the company’s product warranty liability at December 31, 2003 and 2002, respectively, was not material.

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

Future minimum lease payments under both capital and non-cancelable operating leases at December 31, 2003 are as follows:

Years ending December 31	Capital leases	Operating leases

2004	$2,264	$80,755
2005	2,768	58,384
2006	1,224	38,808
2007	653	23,819
2008	103	15,278
Thereafter	8	21,603

Total minimum lease payments	$7,020	$238,647

Less: Amount representing interest	935

Present value of net minimum lease payments	$6,085

Rental expense was $137.9 million, $134.3 million and $108.1 million in 2003, 2002 and 2001, respectively.

20.   Financial services

The company has several consolidated finance operations which are engaged in lease financing of the company’s products in the U.S., Canada, the U.K., Germany, France, Norway, Ireland, Australia, Austria, Spain, Switzerland, Sweden, Denmark, the Netherlands and Italy, as well as other financial services to the commercial and industrial markets in North America.

Capital Services

Capital Services charges

In 2002, the company recorded a non-cash pre-tax charge of approximately $213 million to write down its investments in commercial passenger aircraft leases primarily with US Airways Group, Inc. (US Airways) and United Air Lines (United) and to increase its provision for credit losses primarily related to aircraft leasing investments in the U.S. The charge was composed of the following:

•	A write-down of U.S. aircraft lease receivables and residuals of approximately $110 million;

•	Additional credit loss reserves related to U.S. aircraft lease investments of approximately $82 million;

•	Other costs related to the company’s aircraft leasing investments of approximately $1 million; and

•	Additional credit loss reserves related to non-aircraft Capital Services investments of approximately $20 million.

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

Investment in commercial passenger and cargo aircraft leasing transactions

At December 31, 2003 and 2002, the company’s net investment in commercial passenger and cargo aircraft leasing transactions was $298 million and $344 million, respectively, which is composed of transactions with U.S. airlines of $41 million and $62 million, respectively, and foreign airlines of $257 million and $282 million, respectively. The company’s net investment in commercial passenger and cargo aircraft leasing portfolio is financed through investments in leveraged lease transactions, direct financing lease transactions and through the company’s equity investment in PBG. Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) the company’s inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover its net investment; and/or (3) in the case of the leveraged lease portfolio, the absence of an equity defeasance or other third party credit arrangements. At December 31, 2003 and 2002, approximately 42% and 35% respectively, of the company’s net investment in commercial passenger and cargo aircraft leasing investments was further secured by approximately $125 million and $120 million, respectively, of equity defeasance accounts or third party credit arrangements.

At December 31, 2003 and December 31, 2002, the company’s net investment in commercial passenger and cargo aircraft leasing transactions was composed of the following:

	Aircraft	December 31, 2003	December 31, 2002

Airline

U.S.
United and subsidiary (A)	5	$15,492	$17,728
US Airways (B)	-	-	-
Delta (C)	5	35,774	43,571
America West	1	20,934	23,138
American	6	2,652	22,977
Southwest	2	8,448	11,673
Northwest	1	1,770	3,854
Alaska	1	1,095	1,087
Federal Express	1	21,883	19,965
Credit loss reserves	-	(66,740)	(82,000)

	22	41,308	61,993

Foreign
KLM	2	108,308	107,519
Qantas	2	66,345	74,311
Japan	2	48,340	45,181
Air France	1	33,807	33,138
Lufthansa	-	-	22,295

	7	256,800	282,444

	29	$298,108	$344,437

During the second quarter of 2003, Lufthansa exercised its early buyout option. The company received approximately $22 million from this transaction, reflecting the net investment at that time.

(A)

The company’s investment in commercial passenger aircraft leasing transactions with United included four aircraft leased to United and one aircraft leased to a wholly-owned regional carrier subsidiary of United, for a total investment of approximately $72 million. In December 2002, United filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The company is continuing its discussions with United as to whether it will continue leasing these aircraft to them post-bankruptcy at reduced lease rates. Based on the expected outcome of these negotiations and the continued deterioration of the U.S. airline industry, the company recorded a charge of approximately $54 million for the year ended December 31, 2002, to write down lease receivables and residuals to reflect the estimated cumulative loss of future cash flows over the next nine years.

(B)

Prior to these charges and an exchange transaction as discussed below, the company’s investment in commercial passenger aircraft leasing transactions with US Airways included four aircraft for a total investment of approximately $60 million. In August 2002, US Airways filed for protection under Chapter 11 of the U.S. Bankruptcy Code. To eliminate the company’s exposure to US Airways, in December 2002, the company exchanged the four aircraft leased to US Airways, which were then valued at approximately $9 million and paid approximately $11 million in cash for a leased aircraft operated by Federal Express. The company recorded a charge of approximately $51 million for the year ended December 31, 2002, to write down its remaining investment in US Airways.

(C)

The company recorded a charge of approximately $5 million for the year ended December 31, 2002, to write down lease residuals on leases with Delta Airlines based on an analysis of the underlying leases and aircraft.

The write-down of lease receivables and residuals of $110 million and additional credit loss reserves of $82 million includes $31 million and $70 million, respectively, related to aircraft financed through the company’s equity investment in PBG.

Capital Services portfolio

The company’s investment in Capital Services lease related assets included in its Consolidated Balance Sheets was composed of the following:

December 31	2003	2002

(Dollars in millions)
Leveraged leases	$1,535	$1,560
Finance receivables	450	708
Other assets	51	61
Rental equipment	18	20

Total	$2,054	$2,349

The company’s investment in leveraged leases assets consists of the following:

December 31	2003	2002

(Dollars in millions)
Rental receivables	$8,043	$8,695
Residual value	550	690
Principal and interest on nonrecourse loans	(6,263)	(6,854)
Unearned income	(795)	(971)

Total leveraged leases	1,535	1,560
Less: Deferred taxes related to leveraged leases	(1,229)	(1,048)

Net investment in leveraged leases	$306	$512

•	Rental receivables represent total lease payments from the company’s customers over the remaining term of the leveraged leases.

•

Residual value represents the value of the property anticipated at the end of the leveraged lease terms and is based on independent appraisals. The company regularly reviews the recorded residual value to ensure it is appropriate.

•

Principal and interest on nonrecourse loans represent amounts due to unrelated third parties from the company’s customers over the remaining term of the leveraged leases. The nonrecourse loans are secured by the lessees’ rental obligations and the leased property. If a lessee defaults and if the amounts realized from the sale of these assets are insufficient, the company has no obligation to make any payments due on these nonrecourse loans to the unrelated third parties. Accordingly, the company is required by GAAP to subtract the principal and interest over the remaining term of the nonrecourse loans from its rental receivables and residual value. At December 31, 2003 and 2002, the principal balances on the nonrecourse loans totaled $3.5 billion and $3.6 billion, respectively, and the related interest payments over the remaining terms of the leases totaled $2.8 billion and $3.3 billion, respectively. Maturities of the principal balances on the nonrecourse loans are $67 million, $304 million, $220 million, $124 million, $145 million and $2,608 million for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

•	Unearned income represents the company’s future financing income that will be earned over the remaining term of the leases.

•	Total leveraged leases represent the amount that is recorded in the company’s Consolidated Balance Sheets.

The investment in total leveraged leases in the company’s Consolidated Balance Sheets is diversified across the following types of assets:

(Dollars in millions)	2003	2002	Original Lease Term (in years)

Locomotives and rail cars	$360	$303	15-40
Postal equipment	338	307	16-24
Commercial aircraft	279	303	23-25
Commercial real estate	236	340	17-25
Telecommunications	139	133	14-16
Rail and bus	132	131	27-37
Shipping and handling	51	43	24

Total leveraged leases	$1,535	$1,560

At December 31, 2003 and 2002, the company’s leveraged lease investment in commercial real estate facilities included approximately $88 million and $84 million, respectively, related to leases of corporate facilities to four U.S. telecommunication entities, of which $73 million and $69 million, respectively, is with lessees that are highly rated. Additionally, the company’s leveraged lease investment in telecommunications equipment represents leases to three highly rated international telecommunication entities. At December 31, 2003 and 2002, approximately 84% and 86%, respectively, of this portfolio is further secured by equity defeasance accounts or other third party credit arrangements. In 2002, as part of the company’s Capital Services charges discussed on page 65, the company increased its provision for credit losses related to its investment in the telecommunications industry.

At December 31, 2003 and 2002, approximately 51% and 48%, respectively, of the company’s total leveraged lease portfolio is further secured by equity defeasance accounts or other third party credit arrangements. In addition, at December 31, 2003 and 2002, approximately 20% and 17%, respectively, of the remaining leveraged lease portfolio represents leases to highly rated government related organizations which have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Finance receivables are composed of the following:

(Dollars in millions) December 31	2003	2002

Assets held for sale	$21	$195
Single investor leases:
Large ticket single investor leases	157	253
Imagistics lease portfolio	272	260

Total	$450	$708

Other assets represent the company’s 50% equity interest in PBG. The company formed PBG with GATX during 1997 for the purposes of financing and managing certain leasing related assets. The company accounts for its investment in PBG under the equity method. The company’s net investment in PBG was reduced in 2002 by a write-down of aircraft lease receivables of approximately $31 million and additional credit loss reserves of approximately $70 million related to aircraft lease investments in the U.S. See Capital Services charges on page 65.

The company’s Consolidated Statements of Income includes financing revenue of $6.6 million, $32.6 million and $33.8 million for the years ended December 31, 2003, 2002 and 2001 respectively, attributable to its assets held for sale portfolio.

Finance Receivables

Finance receivables are generally due in monthly, quarterly or semiannual installments over periods ranging from three to 15 years.

The components of net finance receivables were as follows:

December 31	2003	2002

Gross finance receivables	$3,601,827	$3,739,221
Residual valuation	306,097	294,205
Initial direct cost deferred	54,519	49,145
Allowance for credit losses	(141,184)	(154,008)
Unearned income	(808,149)	(795,935)

Net finance receivables	$3,013,110	$3,132,628

Maturities of gross finance receivables for the finance operations are as follows:

Years ending December 31	Internal financing	Capital services	Total receivables

2004	$1,460,566	$164,797	$1,625,363
2005	792,054	110,574	902,628
2006	508,945	71,107	580,052
2007	265,261	52,465	317,726
2008	90,026	19,441	109,467
Thereafter	12,722	53,869	66,591

Total	$3,129,574	$472,253	$3,601,827

Finance operations’ net purchases of Pitney Bowes equipment amounted to $675.8 million, $684.8 million and $701.4 million in 2003, 2002 and 2001, respectively.

Credit Risk

The company regularly reviews its risk of default on both an individual lessee basis as well as its overall exposure by industry. The company also regularly reviews its equipment and property values. This may include industry and equipment studies, physical inspections and third party appraisals.

A summary of the allowance for credit losses were as follows:

Years ended December 31	2003	2002	2001

Beginning balance	$154,008	$127,418	$97,351
Additions charged to continuing operations	51,910	92,858	55,567
Additions charged to cost of meter transition	-	-	24,900
Deductions credited to discontinued operations	-	(11,761)	-
Amounts written-off, net of recoveries:
Internal Financing	(48,732)	(48,451)	(44,297)
Capital Services:
Large-ticket	(10,690)	10	(469)
Small-ticket	(5,312)	(6,066)	(5,634)

Total write-offs, net of recoveries	(64,734)	(54,507)	(50,400)

Ending balance	$141,184	$154,008	$127,418

The increase in the amount of additions charged to continuing operations in 2002 is primarily due to the charge recorded related to the company’s aircraft leasing investments in the U.S. See Capital Services charges.

The carrying values of non-performing assets are disclosed in the table below. As a result of the continuing deterioration in the U.S. airline industry, the company decided to suspend the recognition of financing income on all aircraft leases in the U.S. (other than Federal Express) beginning January 1, 2003. These assets, which are detailed on page 66, are therefore not included in the summary of non-performing assets below.

Years ended December 31	2003	2002	2001

Non-performing assets
Internal Financing	$27,086	$29,233	$29,539
Capital Services:
Large-ticket	32,394	43,815	41,094
Small-ticket	1,934	2,719	4,528

Total	$61,414	$75,767	$75,161

Off-Balance Sheet Items

Finance receivables sales

As part of the company’s Capital Services programs, the company has from time-to-time sold, through securitizations, net finance receivables with limited recourse. In these transactions, the company has surrendered control over the transferred assets in accordance with paragraph 9 of FAS No. 140 and received a cash payment from the transferee. Specifically, the finance receivables were sold to a bankruptcy remote limited liability company. At the time of sale, the company obtained legal counsel’s opinion that the assets were isolated and that the sale qualified as a true sale at law. Under the terms of the sale, the transferee has the right to pledge or exchange the assets it received. There are no conditions that both constrain the transferee from taking advantage of its right to pledge or exchange and provide more than a trivial benefit to the transferor. The company does not maintain effective control over the transferred assets.

The company has accounted for these transactions as a sale, recognizing assets obtained and liabilities incurred in consideration as proceeds of the sale. Any resulting gain or loss was recognized in income at the time of sale. The maximum risk of loss in these transactions arises from the possible non-performance of lessees to meet the terms of their contracts. The company believes adequate provisions for losses have been established for receivables sold which may become uncollectible and for which it has recourse obligation, in accordance with paragraph 113 of FAS No. 140.

The company has sold net finance receivables and in selective cases entered into guarantee contracts with varying amounts of recourse in privately-placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $125.9 million and $183.0 million at December 31, 2003 and 2002, respectively. In accordance with GAAP, the company does not record these amounts as liabilities in its Consolidated Balance Sheets.

The company’s maximum risk of loss on these net financing receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value, and supported by the creditworthiness of its customers. At December 31, 2003 and 2002, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts. As part of the company’s review of its risk exposure, the company believes it has made adequate provision for sold receivables and guarantee contracts which may not be collectible. See Notes 18 and 22 to the consolidated financial statements.

Equity interest

During 1997, the company formed PBG with GATX for the purpose of financing and managing certain leasing related assets existing at that time. The company contributed assets to PBG and maintains a 50% interest. The company currently accounts for its investment in PBG under the equity method and does not record the assets and liabilities of PBG in its Consolidated Balance Sheets. However, the company will be required to consolidate the assets and liabilities of PBG effective March 31, 2004 when the provisions of FIN No. 46 “Consolidation of Variable Interest Entities” become effective for the company. See Note 1 to the consolidated financial statements for further details on the impact of adopting FIN No. 46. The company’s maximum exposure is its investment of $51 million in its Consolidated Balance Sheets at December 31, 2003. PBG’s total assets and liabilities at December 31, 2003 are $323 million and $202 million, respectively.

State and local government financing

As part of the company’s Capital Services business, the company originated tax-exempt secured loans to state and local governments and sold certificates of interest in these loans. Generally, the company recognized revenue for the fees it received upon the sale of these certificates. These transactions however, may have required the company to buy back certificates if interest rates rose significantly. During 2003 the company sold all of its remaining interest in these structures. The company has no future servicing responsibility or risk associated with these transactions. Certificates outstanding at December 31, 2002 were $216.8 million, which in accordance with GAAP, were not recorded as assets or liabilities in the Consolidated Balance Sheets.

21.   Business segment information

For a description of the company’s reportable segments and the types of products and services from which each reportable segment derives its revenue, see Item 1 - Business on page 3. That information is incorporated herein by reference. The information set forth below should be read in conjunction with such information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, with the exception of the items outlined below.

Operating profit of each segment is determined by deducting from revenue the related costs and operating expenses directly attributable to the segment. Segment operating profit excludes general corporate expenses, restructuring charges, income taxes and net interest attributable to corporate debt. Interest from financial services businesses includes intercompany interest. Identifiable assets are those used in the company’s operations and exclude cash and cash equivalents, short-term investments and general corporate assets. Long-lived assets exclude finance receivables and investment in leveraged leases.

Revenue and operating profit by business segment and geographic area for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Revenue

(Dollars in millions)	2003	2002	2001

Business segments:
Global Mailstream Solutions	$3,156	$3,012	$2,847
Global Enterprise Solutions	1,270	1,218	1,083

Total Messaging Solutions	4,426	4,230	3,930
Non-core	110	140	150
Core	41	40	42

Capital Services	151	180	192

Total	$4,577	$4,410	$4,122

Geographic areas:
United States	$3,507	$3,477	$3,374
Outside the United States	1,070	933	748

Total	$4,577	$4,410	$4,122

	Operating Profit

(Dollars in millions)	2003	2002	2001

Business segments:
Global Mailstream Solutions	$947	$894	$860
Global Enterprise Solutions	75	83	77

Total Messaging Solutions	1,022	977	937
Non-core	50	59	51
Core	21	17	22

Capital Services	71	76	73

Total	$1,093	$1,053	$1,010

Geographic areas:
United States	$943	$913	$891
Outside the United States	150	140	119

Total	$1,093	$1,053	$1,010

Additional segment information is as follows:

	Years ended December 31

(Dollars in millions)	2003	2002	2001

Depreciation and amortization:
Global Mailstream Solutions	$208	$188	$178
Global Enterprise Solutions	59	49	37

Total Messaging Solutions	267	237	215
Non-core	10	14	13
Core	-	-	-

Capital Services	10	14	13

Total	$277	$251	$228

Net interest expense:
Global Mailstream Solutions	$27	$47	$56
Global Enterprise Solutions	1	1	1

Total Messaging Solutions	28	48	57
Non-core	21	35	50
Core	8	8	7

Capital Services	29	43	57

Total	$57	$91	$114

Capital expenditures:
Global Mailstream Solutions	$214	$153	$141
Global Enterprise Solutions	62	63	22

Total Messaging Solutions	276	216	163
Non-core	-	(1)	(4)
Core	-	-	-

Capital Services	-	(1)	(4)

Total	$276	$215	$159

	December 31

(Dollars in millions)	2003	2002

Identifiable assets:
Global Mailstream Solutions	$5,015	$4,659
Global Enterprise Solutions	1,044	924

Total Messaging Solutions	6,059	5,583
Non-core	1,801	2,137
Core	272	260

Capital Services	2,073	2,397

Total	$8,132	$7,980

Identifiable long-lived assets by geographic areas:
United States	$1,986	$1,792
Outside the United States	757	660

Total	$2,743	$2,452

Reconciliation of segment amounts to consolidated totals:

	Years ended December 31

(Dollars in millions)	2003	2002	2001

Operating profit:
Total operating profit for reportable segments	$1,093	$1,053	$1,010
Unallocated amounts:
Net interest (corporate interest expense, net of intercompany transactions)	(108)	(88)	(70)
Corporate expense	(147)	(133)	(128)
Capital services charges	-	(213)	-
Cost of meter transition	-	-	(268)
Restructuring charges	(117)	-	(116)
Other income	-	-	338

Income from continuing operations before income taxes	$721	$619	$766

Net interest expense:
Total interest expense for reportable segments	$57	$91	$114
Net interest (corporate interest expense, net of intercompany transactions)	108	88	70

Consolidated net interest expense	$165	$179	$184

Depreciation and amortization:
Total depreciation and amortization for reportable segments	$277	$251	$228
Corporate depreciation	12	13	16
Discontinued operations	-	-	73

Consolidated depreciation and amortization	$289	$264	$317

Capital expenditures:
Total additions for reportable segments	$276	$215	$159
Unallocated amounts	10	10	26
Discontinued operations	-	-	71

Consolidated capital expenditures	$286	$225	$256

	December 31

(Dollars in millions)	2003	2002

Total assets:
Total identifiable assets by reportable segments	$8,132	$7,980
Cash and cash equivalents and short-term investments	294	319
General corporate assets	465	433

Consolidated assets	$8,891	$8,732

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

Interest rate swap agreements and foreign currency exchange contracts
The fair values of interest rate swaps and foreign currency exchange contracts are obtained from dealer quotes. These values represent the estimated amount the company would receive or pay to terminate agreements, taking into consideration current interest rates, the creditworthiness of the counterparties and current foreign currency exchange rates.

Transfer of receivables with recourse
The fair value of the recourse liability represents the estimate of expected future losses and has accordingly been recorded in the company’s Consolidated Balance Sheets. The company periodically evaluates the adequacy of reserves and estimates of expected losses; if the resulting evaluation of expected losses differs from the actual reserve, adjustments are made to the reserve.

The estimated fair value of the company’s financial instruments at December 31, 2003 is as follows:

	Carrying value (a)	Fair value

Investment securities	$33,270	$34,064
Loans receivable	$359,699	$359,702
Long-term debt	$(3,326,748)	$(3,401,165)
Interest rate swaps	$(15,184)	$(15,184)
Foreign currency exchange contracts	$(4,825)	$(4,825)
Transfer of receivables with recourse	$(428)	$(428)

(a)	Carrying value includes accrued interest and deferred fee income, where applicable.

The estimated fair value of the company’s financial instruments at December 31, 2002 is as follows:

	Carrying value (a)	Fair value

Investment securities	$24,261	$24,222
Loans receivable	$349,658	$350,277
Long-term debt	$(3,141,421)	$(3,233,414)
Interest rate swaps	$(12,119)	$(12,119)
Foreign currency exchange contracts	$1,287	$1,287
Transfer of receivables with recourse	$(513)	$(513)

(a)	Carrying value includes accrued interest and deferred fee income, where applicable.

23.   Quarterly financial data (unaudited)

Summarized quarterly financial data (dollars in millions, except for per share data) for 2003 and 2002 follows:

	Three Months Ended

2003	Mar. 31	June 30	Sept. 30	Dec. 31	Year

Total revenue	$1,091	$1,134	$1,137	$1,215	$4,577
Gross profit (1)	562	586	593	628	2,370
Restructuring charges	21	32	43	20	117
Income from continuing operations	114	119	118	144	495
Discontinued operations	-	-	-	3	3

Net income	$114	$119	$118	$147	$498

Basic earnings per share:
Continuing operations	$.48	$.51	$.51	$.62	$2.12
Discontinued operations	-	-	-	.01	.01

Net income	$.48	$.51	$.51	$.63	$2.13

Diluted earnings per share:
Continuing operations	$.48	$.50	$.50	$.61	$2.10
Discontinued operations	-	-	-	.01	.01

Net income	$.48	$.50	$.50	$.62	$2.11

	Three Months Ended

2002	Mar. 31	June 30	Sept. 30	Dec. 31	Year

Total revenue	$1,050	$1,081	$1,114	$1,165	$4,410
Gross profit (1)	553	578	589	619	2,339
Capital services charges	-	-	-	213	213
Income from continuing operations	130	143	147	18	438
Discontinued operations	-	-	-	38	38

Net income	$130	$143	$147	$56	$476

Basic earnings per share:
Continuing operations	$.54	$.60	$.62	$.08	$1.83
Discontinued operations	-	-	-	.16	.16

Net income	$.54	$.60	$.62	$.24	$1.99

Diluted earnings per share:
Continuing operations	$.53	$.59	$.61	$.08	$1.81
Discontinued operations	-	-	-	.16	.16

Net income	$.53	$.59	$.61	$.24	$1.97

(1)	Gross profit is defined as total revenue less cost of sales, cost of rentals, cost of core financing, cost of non-core financing, cost of business services and cost of support services.

The sum of the quarters and earnings per share amounts may not equal the annual and total amounts due to rounding.

Report of Independent Auditors
To the Stockholders and Board of Directors of Pitney Bowes Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 78 present fairly, in all material respects, the financial position of Pitney Bowes Inc. and its subsidiaries (the company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 78 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the notes to the consolidated financial statements, in 2002 the company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
February 20, 2004

ITEM 9 –	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Explanation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15 or 15d-15.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding the company’s executive officers the information called for by this Item is incorporated herein by reference to the sections entitled “Election of Directors,” “How much stock is owned by directors and executive officers?,” “Which stockholders own at least 5% of Pitney Bowes?” and “Security Ownership” of the Pitney Bowes Inc. Notice of the 2004 Annual Meeting and Proxy Statement.

Audit Committee Financial Expert

The Board of Directors has determined that each of Michael I. Roth, Chair of the Audit Committee, and Audit Committee members Herbert L. Henkel, David L. Shedlarz and Robert E. Weissman is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and each is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee

The company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Ernie Green, Herbert L. Henkel, Michael I. Roth (Chair), David L. Shedlarz and Robert E. Weissman.

Code of Ethics and Corporate Governance

The company has adopted codes of business conduct and ethics for directors, officers (including the principal executive officer, principal financial officer and controller) and employees. The Business Practice Guidelines is the company’s code of ethics for employees, including the company’s chief executive officer and senior financial officers, and the Code of Business Conduct and Ethics for Members of the Board of Directors is the code of ethics for directors.

The Board of Directors adopted Corporate Governance Principles. Stockholders are encouraged to visit the company’s Corporate Governance website at www.pb.com/corporategovernance for information concerning the company’s governance practices. Copies of the Governance Principles of the Board of Directors, the charters of the committees of the Board, the Directors’ Code of Business Conduct and Ethics, and the Business Practice Guidelines are available on the company’s Corporate Governance website, and printed copies are available to shareholders upon request.

ITEM 11 –	EXECUTIVE COMPENSATION

The sections entitled “Directors’ Compensation,” “Executive Officer Compensation,” “Severance and Change of Control Arrangements” and “Pension Benefits” of the Pitney Bowes Inc. Notice of the 2004 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 12 –	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2003 regarding the number of shares of the company’s common stock that may be issued under the company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Equity compensation plans approved by security holders	21,405,585	$38.52	24,506,903
Equity compensation plans not approved by security holders	-	-	-

Total	21,405,585	$38.52	24,506,903

The sections entitled “How much stock is owned by directors, and executive officers?” and “Security Ownership” of the Pitney Bowes Inc. Notice of the 2004 Annual Meeting and Proxy Statement is incorporated herein by reference.

ITEM 13 –	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As part of the spin-off of IGI, Pitney Bowes entered into several agreements with IGI that govern the ongoing relations between the two companies. The purpose of the agreements is to provide an orderly transition for both companies. Additional or modified agreements, arrangements or transactions, which would be negotiated at arm’s length, may be entered into between Pitney Bowes and IGI.

Agreements included matters such as cross-indemnification, employee benefits, non-competition provisions, restrictions on solicitation or employment of employees, access of information, provision of witnesses, confidentiality, transaction expenses, employee termination, transition services, tax separation, intellectual property, vendor financing, real estate and a credit agreement.

ITEM 14 –	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” of the Pitney Bowes Inc. Notice of the 2004 Annual Meeting and Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15 –	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial statements - see Item 8 on page 33 and “Index to Financial Schedules” on page 86.

	2.	Financial statement schedules - see “Index to Financial Schedules” on page 86.

	3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Reg. S-K exhibits	Description	Status or incorporation by reference

(3)(a)	Restated Certificate of Incorporation, as amended	Incorporated by reference to Exhibit (3a) to Form 10-K as filed with the Commission on March 30, 1993. (Commission file number 1-3579)

(a.1)	Certificate of Amendment to the Restated Certificate of Incorporation (as amended May 29, 1996)	Incorporated by reference to Exhibit (a.1) to Form 10-K as filed with the Commission on March 27, 1998. (Commission file number 1-3579)

(b)	By-laws, as amended	Incorporated by reference to Exhibit (3b) to Form 10-K as filed with the Commission on April 1, 1996. (Commission file number 1-3579)

(c)	By-laws, as amended	Incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on November 16, 1998. (Commission file number 1-3579)

(4)(a)	Form of Indenture dated as of November 15, 1987 between the company and Chemical Bank, as Trustee	Incorporated by reference to Exhibit (4a) to Form 10-K as filed with the Commission on March 24, 1988. (Commission file number 1-3579)

(b)	Form of Debt Securities	Incorporated by reference to Exhibit (4b) to Form 10-K as filed with the Commission on March 24, 1988. (Commission file number 1-3579)

(c)	Form of First Supplemental Indenture dated as of June 1, 1989 between the company and Chemical Bank, as Trustee	Incorporated by reference to Exhibit (1) to Form 8-K as filed with the Commission on June 16, 1989. (Commission file number 1-3579)

(d)	Form of Indenture dated as of April 15, 1990 between the company and Chemical Bank, as successor to Manufacturers Hanover Trust Company, as Trustee	Incorporated by reference to Exhibit (4.1) to Registration Statement on Form S-3 (No. 33-33948) as filed with the Commission on March 28, 1990.

(e)	Forms of Debt Securities	Incorporated by reference to Exhibit (4) to Form 10-Q as filed with the Commission on May 14, 1990. (Commission file number 1-3579)

(f)	Form of Indenture dated as of May 1, 1985 between Pitney Bowes Credit Corporation and Bankers Trust Company, as Trustee	Incorporated by reference to Exhibit (4a) to Registration Statement on Form S-3 (No. 2-97411) as filed with the Commission on May 1, 1985.

(g)	Letter Agreement between Pitney Bowes Inc. and Bankers Trust Company, as Trustee	Incorporated by reference to Exhibit (4b) to Registration Statement on Form S-3 (No. 2-97411) as filed with the Commission on May 1, 1985.

(h)	Form of First Supplemental Indenture dated as of December 1, 1986 between Pitney Bowes Credit Corporation and Bankers Trust Company, as Trustee	Incorporated by reference to Exhibit (4b) to Registration Statement on Form S-3 (No. 33-10766) as filed with the Commission on December 12, 1986.

Reg. S-K exhibits	Description	Status or incorporation by reference

(i)	Form of Second Supplemental Indenture dated as of February 15, 1989 between Pitney Bowes Credit Corporation and Bankers Trust Company, as Trustee	Incorporated by reference to Exhibit (4c) to Registration Statement on Form S-3 (No. 33-27244) as filed with the Commission on February 24, 1989.

(j)	Form of Third Supplemental Indenture dated as of May 1, 1989 between Pitney Bowes Credit Corporation and Bankers Trust Company, as Trustee	Incorporated by reference to Exhibit (1) to Form 8-K as filed with the Commission on May 16, 1989. (Commission file number 1-3579)

(k)	Indenture dated as of November 1, 1995 between the company and Chemical Bank, as Trustee	Incorporated by reference to Exhibit (4a) to Amendment No. 1 to Registration Statement on Form S-3 (No. 33-62485) as filed with the Commission on November 2, 1995.

(l)	Preference Share Purchase Rights Agreement dated December 11, 1995 between the company and Chemical Mellon Shareholder Services, LLC., as Rights Agent, as amended	Incorporated by reference to Exhibit (4) to Form 8-K as filed with the Commission on March 13, 1996. (Commission file number 1-3579)

(l.1)

Certificate of amendment to the Preference Share Purchase Rights Agreement dated December 11, 1995 between the company and Chemical Mellon Shareholder Services, LLC., as Rights Agent, as amended December 8, 1998

Incorporated by reference to Exhibit (4.4) to Form 8-A/A as filed with the Commission on December 19, 2003. (Commission file number 1-3579)

The company has outstanding certain other long-term indebtedness. Such long-term indebtedness does not exceed 10% of the total assets of the company; therefore, copies of instruments defining the rights of holders of such indebtedness are not included as exhibits. The company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

Executive Compensation Plans:

(10)(a)	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit (10a) to Form 10-K as filed with the Commission on March 30, 1993. (Commission file number 1-3579)

(b)	Pitney Bowes Inc. Directors’ Stock Plan (as amended and restated 1997)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 31, 1997. (Commission file number 1-3579)

(b.1)	Pitney Bowes Inc. Directors’ Stock Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(b.2)	Pitney Bowes Inc. Directors’ Stock Plan (as amended and restated 2003)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on August 11, 2003. (Commission file number 1-3579)

(c)	Pitney Bowes 1991 Stock Plan	Incorporated by reference to Exhibit (10b) to Form 10-K as filed with the Commission on March 25, 1992. (Commission file number 1-3579)

(c.1)	First Amendment to Pitney Bowes 1991 Stock Plan	Incorporated by reference to Exhibit (ii) to Form 10-K as filed with the Commission on March 31, 1997. (Commission file number 1-3579)

(c.2)	Second Amendment to Pitney Bowes 1991 Stock Plan	Incorporated by reference to Exhibit (i) to Form 10-Q as filed with the Commission on November 13, 1997. (Commission file number 1-3579)

(c.3)	Pitney Bowes 1991 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on May 14, 1998. (Commission file number 1-3579)

(c.4)	Pitney Bowes 1998 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (ii) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(d)	Pitney Bowes Inc. Key Employees’ Incentive Plan (as amended and restated)	Incorporated by reference to Exhibit (10c) to Form 10-K as filed with the Commission on March 25, 1992. (Commission file number 1-3579)

(d.1)	First Amendment to Pitney Bowes Inc. Key Employees’ Incentive Plan (as amended and restated June 10, 1991)	Incorporated by reference to Exhibit (iii) to Form 10-K as filed with the Commission on March 31, 1997. (Commission file number 1-3579)

(d.2)	Second Amendment to Pitney Bowes Inc. Key Employees’ Incentive Plan (as amended and restated)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 26, 2001. (Commission file number 1-3579)

(e)	1979 Pitney Bowes Stock Option Plan (as amended and restated)	Incorporated by reference to Exhibit (10d) to Form 10-K as filed with the Commission on March 25, 1992. (Commission file number 1-3579)

(f)	Pitney Bowes Severance Plan, as amended, dated December 12, 1988	Incorporated by reference to Exhibit (10) to Form 10-K as filed with the Commission on March 23, 1989. (Commission file number 1-3579)

Executive Compensation Plans:

(g)	Pitney Bowes Executive Severance Policy, adopted December 11, 1995	Incorporated by reference to Exhibit (10h) to Form 10-K as filed with the Commission on April 1, 1996. (Commission file number 1-3579)

(h)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors	Incorporated by reference to Exhibit (i) to Form 10-Q as filed with the Commission on May 15, 1997. (Commission file number 1-3579)

(h.1)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors (as amended and restated 1999)	Incorporated by reference to Exhibit (iii) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(i)	Pitney Bowes Inc. Deferred Incentive Savings Plan	Incorporated by reference to Exhibit (v) to Form 10-K as filed with the Commission on March 31, 1997. (Commission file number 1-3579)

(j)	Pitney Bowes U.K. Stock Option Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (iv) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(k)	Pitney Bowes Letter of Agreement with Marc C. Breslawsky dated October 27, 2000	Incorporated by reference to Exhibit (vi) to Form 10-K as filed with the Commission on March 26, 2001. (Commission file number 1-3579)

(l)	Pitney Bowes Separation Agreement with Marc C. Breslawsky dated October 27, 2000	Incorporated by reference to Exhibit (vii) to Form 10-K as filed with the Commission on March 26, 2001. (Commission file number 1-3579)

(m)	Pitney Bowes Separation Agreement with Marc C. Breslawsky dated October 27, 2000	Incorporated by reference to Exhibit (viii) to Form 10-K as filed with the Commission on March 26, 2001. (Commission file number 1-3579)

(n)	Pitney Bowes Separation Agreement with Karen M. Garrison dated December 5, 2003	Exhibit (iv)

(12)	Computation of ratio of earnings to fixed charges	Exhibit (i)

(21)	Subsidiaries of the registrant	Exhibit (ii)

(23)	Consent of experts and counsel	Exhibit (iii)

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	See page 91

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	See page 92

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	See page 93

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	See page 94

(b)	Reports on Form 8-K

On December 19, 2003, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated December 18, 2003, announcing that it had amended its Rights Agreement, dated as of December 11, 1995, between the Company and EquiServe Trust Company, N.A., as successor Rights Agent to Chemical Mellon Shareholder Services, L.L.C., as amended (the “Rights Agreement”). The amendment provides that the Rights (as defined in the Rights Agreement) will expire on February 20, 2004, two years earlier than the initial expiration date of the Rights Agreement.

On December 4, 2003, the company filed a current report on Form 8-K pursuant to Item 9 thereof, reporting the Press Release dated December 2, 2003, announcing the realignment of its organizational structure to enhance customer and shareholder value.

On October 23, 2003, the company filed a current report on Form 8-K pursuant to Items 9 and 12 thereof, reporting the Press Release dated October 23, 2003, regarding its financial results for the period ended September 30, 2003.

On October 23, 2003, the company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Press Release dated October 23, 2003, regarding its completion of the acquisition of DDD Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PITNEY BOWES INC.

By:	/s/ Michael J. Critelli

(Michael J. Critelli)
Chairman and Chief
Executive Officer

Date: March 9, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Critelli	Chairman and Chief Executive Officer – Director	March 9, 2004

Michael J. Critelli

/s/ Bruce P. Nolop	Executive Vice President and Chief	March 9, 2004
Financial Officer (Principal Financial Officer)
Bruce P. Nolop

/s/ Joseph R. Catapano	Controller (Principal Accounting Officer)	March 9, 2004

Joseph R. Catapano

/s/ Linda G. Alvarado	Director	March 9, 2004

Linda G. Alvarado

/s/ Colin G. Campbell	Director	March 9, 2004

Colin G. Campbell

/s/ Jessica P. Einhorn	Director	March 9, 2004

Jessica P. Einhorn

/s/ Ernie Green	Director	March 9, 2004

Ernie Green

/s/ Herbert L. Henkel	Director	March 9, 2004

Herbert L. Henkel

/s/ James H. Keyes	Director	March 9, 2004

James H. Keyes

/s/ John S. McFarlane	Director	March 9, 2004

John S. McFarlane

/s/ Eduardo R. Menascé	Director	March 9, 2004

Eduardo R. Menascé

/s/ Michael I. Roth	Director	March 9, 2004

Michael I. Roth

/s/ David L. Shedlarz	Director	March 9, 2004

David L. Shedlarz

/s/ Robert E. Weissman	Director	March 9, 2004

Robert E. Weissman

INDEX TO FINANCIAL SCHEDULES

The financial schedules should be read in conjunction with the financial statements included in Item 8 in this Form 10-K. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Also, separate financial statements of less than 100% owned companies, which are accounted for by the equity method, have been omitted because they do not constitute significant subsidiaries.

Page

Pitney Bowes Inc.:

Financial statement schedule for the years ended December 31, 2003, 2002 and 2001:

Report of independent auditors on financial statement schedule	76

Valuation and qualifying accounts and reserves (Schedule II)	86

PITNEY BOWES INC.

SCHEDULE II - VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2001 TO 2003

(Dollars in thousands)

Description	Balance at beginning of year	Additions charged to costs and expenses		Deductions		Balance at end of year

Allowance for doubtful accounts
2003	$35,139	$15,810		$11,171	(2)	$39,778
2002	$32,448	$16,391		$13,700	(2)	$35,139
2001	$26,468	$16,294		$10,314	(2)	$32,448

Allowance for credit losses on finance receivables (5)
2003	$154,008	$51,910		$64,734	(2)	$141,184
2002	$127,418	$92,858	(4)	$66,268	(2)	$154,008
2001	$97,351	$80,467	(3)	$50,400	(2)	$127,418

Valuation allowance for deferred tax asset (1)
2003	$13,398	$10,659		$11,340		$12,717
2002	$23,823	$2,641		$13,066		$13,398
2001	$24,949	$2,895		$4,021		$23,823

(1)	Included in Consolidated Balance Sheets as a liability.
(2)	Principally uncollectible accounts written off.
(3)	Includes additions related to the meter transition plan.
(4)	Includes $32 million of additions related to Capital Services charges.
(5)	Excludes $70 million of additional credit loss reserves related to PBG. See Note 20 to the consolidated financial statements.