Form 10-Q
period 2004-03-31
PITNEY BOWES INC /DE/
filed 2004-05-07
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M 1 0 - Q




 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of common stock, $1 par value, outstanding as of April 23, 2004 was 231,127,806.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 2


                                Pitney Bowes Inc.
                                     Index
                                -----------------
                                                                     Page Number
                                                                     -----------
Part I - Financial Information:

  Item 1: Financial Statements

    Consolidated Statements of Income (Unaudited) - Three Months
       Ended March 31, 2004 and 2003...............................            3

    Consolidated Balance Sheets - March 31, 2004 (Unaudited)
       and December 31, 2003.......................................            4

    Consolidated Statements of Cash Flows (Unaudited)
       Three Months Ended March 31, 2004 and 2003..................            5

    Notes to Consolidated Financial Statements.....................       6 - 12

  Item 2: Management's Discussion and Analysis of
            Financial Condition and Results of Operations..........      13 - 19

  Item 3: Quantitative and Qualitative Disclosures about
            Market Risk............................................           19

  Item 4: Controls and Procedures..................................           20

Part II - Other Information:

  Item 1: Legal Proceedings........................................           20

  Item 2: Changes in Securities and Use of Proceeds................           20

  Item 6: Exhibits and Reports on Form 8-K.........................           21

Signatures.........................................................           22

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 3


                           Part I - Financial Information

Item 1. Financial Statements.

                                Pitney Bowes Inc.
                         Consolidated Statements of Income
                                  (Unaudited)
                         ---------------------------------

(Dollars in thousands, except per share data)
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                            2004            2003
                                                    ------------    ------------
Revenue from:
  Sales.......................................      $    331,360    $    290,850
  Rentals.....................................           201,438         196,288
  Business services...........................           300,705         272,620
  Support services............................           160,499         148,921
  Core financing..............................           158,389         151,669
  Non-core financing..........................            19,531          30,461
                                                    ------------    ------------

    Total revenue.............................         1,171,922       1,090,809
                                                    ------------    ------------

Costs and expenses:
  Cost of sales...............................           159,375         139,927
  Cost of rentals.............................            41,700          41,465
  Cost of business services...................           245,892         222,793
  Cost of support services....................            85,623          78,299
  Selling, general and administrative.........           361,728         341,753
  Research and development....................            36,004          35,751
  Restructuring charges (Note 9)..............            15,043          21,265
  Interest, net...............................            40,536          43,281
                                                    ------------    ------------

    Total costs and expenses..................           985,901         924,534
                                                    ------------    ------------

Income before income taxes....................           186,021         166,275
Provision for income taxes....................            59,427          52,372
                                                    ------------    ------------

Net income....................................      $    126,594    $    113,903
                                                    ============    ============

Basic earnings per share......................      $        .55    $        .48
                                                    ============    ============

Diluted earnings per share....................      $        .54    $        .48
                                                    ============    ============

Dividends declared per share of
  common stock................................      $       .305    $       .300
                                                    ============    ============

Ratio of earnings to fixed charges............              4.32            3.91
                                                    ============    ============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 4
                                Pitney Bowes Inc.
                           Consolidated Balance Sheets
                           ---------------------------

                                                                March 31,       December 31,
(Dollars in thousands, except share data)                            2004               2003
                                                           --------------    ---------------
                                                              (Unaudited)
Assets
------
Current assets:
     Cash and cash equivalents...........................  $      298,711    $       293,812
     Short-term investments, at cost which
         approximates market.............................           2,180                 28
     Accounts receivable, less allowances:
         3/04, $41,165; 12/03, $39,778...................         478,905            459,106
     Finance receivables, less allowances:
         3/04, $69,160; 12/03, $62,269...................       1,374,784          1,358,691
     Inventories (Note 3)................................         215,036            209,527
     Other current assets and prepayments................         204,487            192,011
                                                           --------------    ---------------

         Total current assets............................       2,574,103          2,513,175

Property, plant and equipment, net (Note 4)..............         667,887            653,661
Rental equipment and related inventories, net (Note 4)...         480,520            414,341
Property leased under capital leases, net (Note 4).......           2,171              2,230
Long-term finance receivables, less allowances:
     3/04, $106,027; 12/03, $78,915......................       1,819,967          1,654,419
Investment in leveraged leases...........................       1,534,570          1,534,864
Goodwill (Note 11).......................................         995,029            956,284
Intangible assets, net (Note 11).........................         206,145            203,606
Other assets.............................................         901,540            958,808
                                                           --------------    ---------------

Total assets.............................................  $    9,181,932    $     8,891,388
                                                           ==============    ===============

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities............  $    1,350,379    $     1,392,597
     Income taxes payable................................         191,296            154,799
     Notes payable and current portion of
         long-term obligations...........................         995,156            728,658
     Advance billings....................................         398,129            370,915
                                                           --------------    ---------------
         Total current liabilities.......................       2,934,960          2,646,969

Deferred taxes on income.................................       1,686,223          1,659,226
Long-term debt (Note 5)..................................       2,691,094          2,840,943
Other noncurrent liabilities.............................         415,301            346,888
                                                           --------------    ---------------

         Total liabilities...............................       7,727,578          7,494,026
                                                           --------------    ---------------

Preferred stockholders' equity in a subsidiary company...         310,000            310,000

Stockholders' equity:
     Cumulative preferred stock, $50 par
         value, 4% convertible...........................              19                 19
     Cumulative preference stock, no par
         value, $2.12 convertible........................           1,292              1,315
     Common stock, $1 par value..........................         323,338            323,338
     Retained earnings...................................       4,103,860          4,057,654
     Accumulated other comprehensive income (Note 8).....          94,732             18,063
     Treasury stock, at cost.............................      (3,378,887)        (3,313,027)
                                                           --------------    ---------------

         Total stockholders' equity......................       1,144,354          1,087,362
                                                           --------------    ---------------

Total liabilities and stockholders' equity...............  $    9,181,932    $     8,891,388
                                                           ==============    ===============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 5

                                Pitney Bowes Inc.
                      Consolidated Statements of Cash Flows
                                  (Unaudited)
                      -------------------------------------
(Dollars in thousands)                                     Three Months Ended March 31,
                                                           ----------------------------
                                                                   2004            2003
                                                           ------------    ------------

Cash flows from operating activities:
  Net income.............................................  $    126,594    $    113,903
  Nonrecurring charges, net..............................         9,628          13,610
  Nonrecurring payments..................................       (16,552)        (12,835)
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization......................        73,393          67,482
      Increase in deferred taxes on income...............        30,698          24,430
      Change in assets and liabilities, net of
       effects of acquisitions:
        Accounts receivable..............................        (5,894)        (13,789)
        Net investment in internal finance receivable....        33,187          23,933
        Inventories......................................         1,095         (11,814)
        Other current assets and prepayments.............        (2,966)         (3,226)
        Accounts payable and accrued liabilities.........       (20,814)        (22,333)
        Income taxes payable.............................        28,647          24,549
        Advanced billings................................        20,647          14,178
        Other, net.......................................        (2,685)         (1,240)
                                                           ------------    ------------
        Net cash provided by operating activities........       274,978         216,848
                                                           ------------    ------------

Cash flows from investing activities:
  Short-term investments.................................        (2,176)         (4,655)
  Capital expenditures...................................       (74,469)        (68,342)
  Net investment in capital services.....................        16,103          52,714
  Investment in leveraged leases.........................       (14,069)         34,353
  Reserve account deposits...............................        (2,443)         12,828
  Other investing activities.............................        (7,578)        (42,123)
                                                           ------------    ------------
        Net cash used in investing activities............       (84,632)        (15,225)
                                                           ------------    ------------

Cash flows from financing activities:
  (Decrease) increase in notes payable, net..............       (76,206)        267,699
  Proceeds from long-term obligations....................         2,222         110,358
  Principal payments on long-term obligations............        (7,891)       (411,700)
  Proceeds from issuance of stock........................        20,675           8,983
  Stock repurchases......................................       (96,000)        (50,016)
  Dividends paid.........................................       (70,946)        (70,467)
                                                           ------------    ------------

        Net cash used in financing activities............      (228,146)       (145,143)
                                                           ------------    ------------

Effect of exchange rate changes on cash..................         6,079           4,017
                                                           ------------    ------------

(Decrease) increase in cash and cash equivalents.........       (31,721)         60,497
Cash from consolidation of PBG Capital Partners LLC......        36,620               -
Cash and equivalents at beginning of period..............       293,812         315,156
                                                           ------------    ------------

Cash and cash equivalents at end of period...............  $    298,711    $    375,653
                                                           ============    ============

Interest paid............................................  $     43,943    $     51,840
                                                           ============    ============

Income taxes paid (refunded), net........................  $      8,861    $     (2,356)
                                                           ============    ============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 6
                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of the management of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at March 31, 2004 and December 31, 2003, and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003 have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2004. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 2003 Annual Report to Stockholders on Form 10-K. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2:
-------

In December 2002, Statement of Financial Accounting Standards (FAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends FAS No. 123, "Accounting for Stock-Based Compensation," was issued. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. FAS No. 148 was effective January 1, 2003 for the company. The company adopted the disclosure-only provisions of this statement.

The company adopted FAS No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996. Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The company adopted the disclosure-only provisions, as permitted by FAS No. 123. The company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense has been recognized for its U.S. and U.K. Stock Option Plans (ESP) or its U.S. and U.K. Employee Stock Purchase Plans
(ESPP), except for the compensation expense recorded for its performance-based awards under the ESP and the Directors' Stock Plan. If the company had elected to recognize compensation expense based on the fair value method as prescribed by FAS No. 123, net income and earnings per share for the three months ended March 31, 2004 and 2003 would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share data)             Three Months Ended March 31,
                                                          ----------------------------
                                                                  2004            2003
                                                          ------------    ------------
Net Income
 As reported...........................................   $    126,594    $    113,903
 Deduct: Stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of related tax effects..................         (4,290)         (5,152)
                                                          ------------    ------------
 Pro forma.............................................   $    122,304    $    108,751
                                                          ============    ============

Basic earnings per share
 As reported...........................................   $        .55    $        .48
 Pro forma.............................................   $        .53    $        .46

Diluted earnings per share
 As reported...........................................   $        .54    $        .48
 Pro forma.............................................   $        .52    $        .46

The fair value of each stock option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                                  2004            2003
                                                          ------------    ------------

Expected dividend yield................................           3.1%            3.4%
Expected stock price volatility........................            25%             31%
Risk-free interest rate................................             3%              3%
Expected life (years)..................................             5               5

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 7

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The company's ownership of the equity of PBG Capital Partners LLC (PBG) qualifies as a variable interest entity under FIN No.
46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. The company adopted the provisions of FIN No. 46 effective March 31, 2004 and consolidated the assets and liabilities of PBG on March 31, 2004. Prior to March 31, 2004, the company accounted for PBG under the equity method of accounting. PBG's minority interest of $70 million is included in other noncurrent liabilities in the Consolidated Balance Sheets at March 31, 2004. The consolidation of PBG did not impact the company's results of operations or cash flows.

In April 2003, FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued. FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of FAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the company's financial position, results of operations or cash flows.

In May 2003, FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued. FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of FAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and were effective July 1, 2003 for the company. The company has evaluated the preferred securities previously issued by a subsidiary company and concluded that the $310 million of preferred securities are outside the scope of FAS No. 150. As a result, the adoption of this statement did not impact the company's financial position, results of operations or cash flows.

Note 3:
------

Inventories are composed of the following:

(Dollars in thousands)                               March 31,    December 31,
                                                          2004            2003
                                                  ------------    ------------
Raw materials and work in process...............  $     95,008    $     86,822
Supplies and service parts......................        60,014          55,159
Finished products...............................        60,014          67,546
                                                  ------------    ------------
Total...........................................  $    215,036    $    209,527
                                                  ============    ============

Note 4:
------

Fixed assets are composed of the following:

(Dollars in thousands)                               March 31,    December 31,
                                                          2004            2003
                                                  ------------    ------------
Property, plant and equipment...................  $  1,646,507    $  1,617,479
Accumulated depreciation........................      (978,620)       (963,818)
                                                  ------------    ------------
Property, plant and equipment, net..............  $    667,887    $    653,661
                                                  ============    ============

Rental equipment and related inventories........  $  1,167,937    $  1,103,474
Accumulated depreciation........................      (687,417)       (689,133)
                                                  ------------    ------------
Rental equipment and related inventories, net...  $    480,520    $    414,341
                                                  ============    ============

Property leased under capital leases............  $      8,818    $     14,942
Accumulated amortization........................        (6,647)        (12,712)
                                                  ------------    ------------
Property leased under capital leases, net.......  $      2,171    $      2,230
                                                  ============    ============

Depreciation expense was $66.3 million and $61.2 million for the three months ended March 31, 2004 and 2003, respectively.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 8

Note 5:
------

On March 31, 2004, $456 million remained available under the shelf registration statement filed in October 2001 with the Securities and Exchange Commission
(SEC), permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. In April 2003, as part of this shelf registration statement, the company established a medium-term note program for the issuance of up to $1.38 billion in aggregate principal, representing the remaining amount available on the shelf at that time.

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

In accordance with the provisions of FIN No. 46, the company consolidated $178 million of nonrecourse debt of PBG, including $138 million of long-term nonrecourse debt at March 31, 2004.

Note 6:
------

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2004 and 2003 is as follows (in thousands, except per share data):

                                                              2004                                        2003
                                            ----------------------------------------    ----------------------------------------
                                                                                 Per                                         Per
                                                  Income        Shares         Share          Income        Shares         Share
                                            ------------  ------------  ------------    ------------  ------------  ------------
Net Income............................      $    126,594                                $    113,903
Less:
   Preferred stock dividends..........                 -                                           -
   Preference stock dividends.........               (25)                                        (28)
                                            ------------  ------------  ------------    ------------  ------------  ------------
Basic earnings per share..............      $    126,569       231,895          $.55    $    113,875       234,795          $.48
                                            ============  ============  ============    ============  ============  ============

Effect of dilutive securities:
   Preferred stock....................                 -             9                             -            12
   Preference stock...................                25           797                            28           869
   Stock options......................                           1,904                                         843
   Other..............................                             142                                           3
                                            ------------  ------------  ------------    ------------  ------------  ------------
Diluted earnings per share............      $    126,594       234,747          $.54    $    113,903       236,522          $.48
                                            ============  ============  ============    ============  ============  ============

In accordance with FAS No. 128, "Earnings per Share," 2.1 million and 5.2 million common stock equivalent shares for the three months ended March 31, 2004 and 2003, respectively, issuable upon the exercise of stock options were excluded from the above computation because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was antidilutive.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 9

Note 7:
------

Revenue and earnings before interest and taxes (EBIT) by business segment for the three months ended March 31, 2004 and 2003 were as follows:

                                                  Three Months Ended March 31,
                                                  ----------------------------
(Dollars in thousands)                                    2004            2003
                                                  ------------    ------------
Revenue:
  Global Mailstream Solutions...................  $    813,613    $    744,795
  Global Enterprise Solutions...................       328,618         305,650
  Capital Services..............................        29,691          40,364
                                                  ------------    ------------

Total revenue...................................  $  1,171,922    $  1,090,809
                                                  ============    ============


EBIT: (1)
  Global Mailstream Solutions...................  $    249,877    $    233,337
  Global Enterprise Solutions...................        14,960          14,673
  Capital Services..............................        19,210          25,396
                                                  ------------    ------------

Total EBIT......................................       284,047         273,406

Unallocated amounts:
  Interest, net.................................       (40,536)        (43,281)
  Corporate expense.............................       (42,447)        (42,585)
  Restructuring charges.........................       (15,043)        (21,265)
                                                  ------------    ------------

Income before income taxes......................  $    186,021    $    166,275
                                                  ============    ============

(1) EBIT excludes general corporate expenses.


Note 8:
------

Comprehensive income for the three months ended March 31, 2004 and 2003 was as follows:

(Dollars in thousands)                            Three Months Ended March 31,
                                                  ----------------------------
                                                          2004            2003
                                                  ------------    ------------
Net income......................................  $    126,594    $    113,903
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments......        82,224          42,467
  Net unrealized loss on derivative instruments.        (5,555)         (2,588)
                                                  ------------    ------------
Comprehensive income............................  $    203,263    $    153,782
                                                  ============    ============

Note 9:
------

The company accounts for one-time benefit arrangements and exit or disposal activities primarily in accordance with FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability be recognized when the costs are incurred. The company accounts for ongoing benefit arrangements under FAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires that a liability be recognized when the costs are probable and reasonably estimable. The fair values of impaired long-lived assets are determined primarily using probability weighted expected cash flows in accordance with FAS No. 144, "Accounting for the Impairment of Long-Lived Assets."

In January 2003, the company announced that it would undertake restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. The charges related to these restructuring initiatives will be recorded as the various initiatives take effect.

In connection with this plan, the company recorded pre-tax restructuring charges of $15.0 million and $21.3 million for the three months ended March 31, 2004 and 2003, respectively. The pre-tax restructuring charges are composed of:

(Dollars in millions)                             Three Months Ended March 31,
                                                  ----------------------------
                                                          2004            2003
                                                  ------------    ------------

Severance and benefit costs.....................  $       12.8    $       18.4
Asset impairments...............................           1.3             0.5
Other exit costs................................           0.9             2.4
                                                  ------------    ------------
                                                  $       15.0    $       21.3
                                                  ============    ============

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 10

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,700 employees worldwide from the inception of this plan through March 31, 2004 and expected future workforce reductions of approximately 700 employees. The workforce reductions relate to actions across several of the company's businesses resulting from infrastructure and process improvements and its continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 66% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

Accrued restructuring charges at March 31, 2004 are composed of the following:

(Dollars in millions)                       Balance at                                                               Ending balance
                                            January 1,        Restructuring              Cash       Non-cash           at March 31,
                                                  2004              charges          payments        charges                   2004
                                       ---------------    -----------------     -------------    ------------    ------------------
Severance and
 benefit costs...................      $          27.5    $            12.8     $       (16.0)   $          -    $             24.3
Asset impairments................                    -                  1.3                 -            (1.3)                    -
Other exit costs.................                  4.7                  0.9              (0.6)              -                   5.0
                                       ---------------    -----------------     -------------    ------------    ------------------
                                       $          32.2    $            15.0     $       (16.6)   $       (1.3)   $             29.3
                                       ===============    =================     =============    ============    ==================

Note 10:
-------

On October 23, 2003, the company completed the acquisition of DDD Company (DDD) for a net purchase price of $49.5 million, which consisted of approximately $24.8 million of cash and the issuance of 595,485 shares of common stock valued at $24.7 million. The value of common shares was determined based on the average market price of common shares over a period of time prior to the completion of the acquisition. The results of DDD's operations have been included in the consolidated financial statements since the date of acquisition. DDD offers a broad array of services, including fulfillment services, secure mail processing, messenger services, logistics support, and record and information management.

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

(Dollars in thousands)
Intangible assets........................................      $         13,900
Goodwill.................................................                31,187
Other, net...............................................                 4,452
                                                               ----------------
 Purchase price..........................................      $         49,539
                                                               ================

Intangible assets relate primarily to customer relationships and have a weighted-average useful life of approximately 10 years. The goodwill was assigned to the Global Enterprise Solutions segment. No research and development assets were acquired.

Consolidated impact of acquisitions
-----------------------------------

The acquisition of DDD increased the company's earnings, but including related financing costs, did not materially impact earnings either on a per share or aggregate basis.

The following unaudited pro forma consolidated results have been prepared as if the acquisition of DDD had occurred on January 1, 2003:

(Dollars in thousands)                             Three Months Ended March 31,
                                                   ----------------------------
                                                            2004           2003
                                                   -------------    -----------
Total revenue................................      $   1,171,922    $ 1,108,309

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been completed on January 1, 2003, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma earning results of this acquisition were not material to earnings on either a per share or an aggregate basis.

During 2004 and 2003, the company also completed several smaller acquisitions. During 2004 and 2003, the company acquired some of its presort businesses and international dealerships. During 2003, the company also acquired one of its address printing suppliers. The cost of these acquisitions was in the aggregate less than $70 million in each year. These acquisitions did not have a material impact on the company's financial results either individually or on an aggregate basis.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 11

Note 11:
-------

Intangible assets are composed of the following:

(Dollars in thousands)                                    March 31, 2004                 December 31, 2003
                                                    ---------------------------    -----------------------------
                                                           Gross                         Gross
                                                        Carrying    Accumulated        Carrying      Accumulated
                                                          Amount   Amortization          Amount     Amortization
                                                    ------------   ------------    ------------     ------------

Customer relationships.........................     $    167,313   $     21,607    $    161,655     $     18,002
Mailing technology.............................           66,286         11,468          63,603            9,519
Trademark and trade names......................            8,901          4,778           8,357            4,067
Non-compete agreements.........................            3,729          2,231           3,496            1,917
                                                    ------------   ------------    ------------     ------------
                                                    $    246,229   $     40,084    $    237,111     $     33,505
                                                    ============   ============    ============     ============

Amortization expense for intangible assets was $5.0 million and $3.7 million for the three months ended March 31, 2004 and 2003, respectively. Estimated intangible amortization expense for each of the next five years is as follows:

(Dollars in thousands)
For the year ending 12/31/04...................     $20,000
For the year ending 12/31/05...................     $19,900
For the year ending 12/31/06...................     $19,100
For the year ending 12/31/07...................     $17,400
For the year ending 12/31/08...................     $16,800
For the year ending 12/31/09...................     $16,300

Changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2004 are as follows:

(Dollars in thousands)                                    Global         Global
                                                      Mailstream     Enterprise
                                                       Solutions      Solutions           Total
                                                    ------------   ------------    ------------

Balance at January 1, 2004.....................     $    492,445   $    463,839    $    956,284
Goodwill acquired during the period............            8,448              -           8,448
Other..........................................           21,582          8,715          30,297
                                                    ------------   ------------    ------------
Balance at March 31, 2004......................     $    522,475   $    472,554    $    995,029
                                                    ============   ============    ============

"Other" primarily includes the impact of foreign currency translation adjustments.

Note 12:
-------

In connection with its Capital Services programs, the company has sold finance receivables and entered into guarantee contracts with varying amounts of recourse in privately placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $124.5 million and $125.9 million at March 31, 2004 and December 31, 2003, respectively. In accordance with GAAP, the company does not record these amounts as liabilities in its Consolidated Balance Sheets. The company's maximum risk of loss on these financing receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value and/or supported by the creditworthiness of its customers. At March 31, 2004 and December 31, 2003, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts.

The company provides product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. The company's product warranty liability reflects management's best estimate of probable liability under its product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, the company's product warranty liability at March 31, 2004 and December 31, 2003, respectively, was not material.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 12

Note 13:
-------

In December 2003, the company received accepted closing agreements with the Internal Revenue Service (IRS) showing income tax adjustments for the 1992 to 1994 tax years. The total additional tax for these years is approximately $5.0 million. Additional tax due for 1995 and future tax years in connection with these closing agreements will not materially affect the company's future results of operations, financial position or cash flows. In addition to the accepted income tax adjustments, one 1994 proposed adjustment remains in dispute, which could result in additional tax of approximately $4.3 million. The company believes that it has meritorious defenses to this deficiency and that the ultimate outcome will not result in a material effect on its results of operations, financial position or cash flows. The company believes that its accruals for tax liabilities are adequate for all open years. However, if the IRS prevails on this deficiency, additional tax may be due for 1995 and future tax years, which could materially affect its results of operations, financial position or cash flows. At any time, the company's provision for taxes could be affected by changes in tax laws and interpretations by governments or courts.

Note 14:
-------

Defined Benefit Pension Plans

The components of net periodic cost for defined benefit pension plans for the three months ended March 31, 2004 and 2003 are as follows:

(Dollars in thousands)                                      United States                    Foreign
                                                    ----------------------------    ----------------------------
                                                    Three Months Ended March 31,    Three Months Ended March 31,
                                                    ----------------------------    ----------------------------
                                                            2004            2003            2004            2003
                                                    ------------    ------------    ------------    ------------

Service cost...................................     $      8,260    $      6,959    $      2,346    $      2,001
Interest cost..................................           22,052          23,667           5,240           4,564
Expected return on plan assets.................          (31,983)        (29,458)         (6,284)         (5,635)
Amortization of transition cost................                -               -            (134)             36
Amortization of prior service cost.............             (682)           (647)            138             118
Amortization of net loss.......................            2,928             486           1,618           1,408
Curtailment....................................                -               -               -             389
                                                    ------------    ------------    ------------    ------------
Net periodic benefit cost......................     $        575    $      1,007    $      2,924    $      2,881
                                                    ============    ============    ============    ============

The company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expects to contribute up to $5 million and up to $10 million, respectively, to its U.S. and foreign pension plans during 2004. At March 31, 2004, $1.3 million and $1.4 million of contributions have been made to the U.S. and foreign pension plans, respectively.

Nonpension Postretirement Benefit Plans

The components of net periodic cost for nonpension postretirement benefit plans for the three months ended March 31, 2004 and 2003 are as follows:

(Dollars in thousands)                              Three Months Ended March 31,
                                                    ----------------------------
                                                            2004            2003
                                                    ------------    ------------

Service cost...................................     $      1,060    $        797
Interest cost..................................            4,884           4,375
Amortization of prior service cost.............           (2,049)         (1,918)
Amortization of net loss.......................            1,787             930
                                                    ------------    ------------
Net periodic benefit cost......................     $      5,682    $      4,184
                                                    ============    ============

The company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expects to contribute $34 million, which represents its expected benefit payments, to its postretirement benefits plans during 2004. At March 31, 2004, $7.7 million of contributions have been made.

Note 15:
-------

On April 13, 2004, the company signed a definitive agreement to acquire all of the outstanding shares of Group 1 Software, Inc. (Group 1) for $23 per share, which net of cash on Group 1's balance sheet, will cost the company approximately $321 million. Group 1 is an industry leader in software that enhances mailing efficiency, data quality and customer communications. Subject to approval by Group 1's stockholders and completion of other conditions, the transaction is expected to close in the third quarter of 2004.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 13

Item 2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                 -------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in Forward-Looking Statements on page 19 and elsewhere in this report.

Overview
--------

In the first quarter of 2004, we grew our existing businesses and continued to execute our long-term growth strategies. The quarter featured good organic growth largely driven by increased global demand for our mailing solutions and services by customers of all sizes. We expanded our participation in the mailstream and diversified our customer base with the continued growth in our small business solutions, the expansion of our pre-sort network, and the growing use of our advanced technologies to process consumer originated mail. Our international presence grew as a result of strong customer acceptance of our new digital mailing solutions. Additionally, we positioned ourselves to provide higher value document management solutions with our definitive agreement to acquire Group 1 Software, Inc. (Group 1) and build our customer communication management capability.

Revenue increased 7% in the first quarter of 2004 to $1,172 million compared with the first quarter of 2003 driven by strong organic growth in our Global Mailstream Solutions segment, the favorable impact of foreign currency and the acquisition of DDD Company (DDD). Net income increased 11% in the first quarter of 2004 to $126.6 million compared with the first quarter of 2003. Diluted earnings per share increased to 54 cents in the first quarter of 2004 from 48 cents in the first quarter of 2003. During the first quarter of 2004, we took several actions as part of our previously announced restructuring program. Net income for the first quarter of 2004 and 2003, was reduced by pre-tax restructuring charges of $15 million and $21 million, respectively, or 4 cents and 6 cents, respectively, per diluted share relating to these actions. First quarter 2004 diluted earnings per share included 2 cents per diluted share from non-core Capital Services operations compared with 4 cents per diluted share in the first quarter of 2003.

See Results of Continuing Operations - first quarter of 2004 vs. first quarter of 2003 below for a more detailed discussion of our results of operations.

Results of Continuing Operations - first quarter of 2004 vs. first quarter of
-----------------------------------------------------------------------------
2003
----

Business segment results

The following table shows revenue and earnings before interest and taxes (EBIT) by business segment for the three months ended March 31, 2004 and 2003:

(Dollars in millions)                                     Revenue                                        EBIT
                                        -----------------------------------------    ------------------------------------------
                                               Three months ended March 31,                  Three months ended March 31,
                                        -----------------------------------------    ------------------------------------------
                                               2004           2003       % change            2004           2003       % change
                                        -----------    -----------    -----------    ------------    -----------    -----------

Global Mailstream Solutions........     $       813    $       745             9%    $        250    $       233             7%
Global Enterprise Solutions........             329            306             8%              15             15             2%
Capital Services...................              30             40           (26%)             19             25           (24%)
                                        -----------    -----------    -----------    ------------    -----------    -----------
Total..............................     $     1,172    $     1,091             7%    $        284    $       273             4%
                                        ===========    ===========    ===========    ============    ===========    ===========

During the first quarter of 2004, Global Mailstream Solutions revenue increased 9% and EBIT increased 7%. Global Mailstream Solutions continued to experience good customer demand worldwide for its revolutionary digital mailing systems, mail creation products and distribution solutions applications. The segment also benefited from strong growth in its small business operations and in its supplies revenue. Additionally, our pre-sort operations continued to expand during the quarter and again grew revenue at a double-digit pace. Non-U.S. revenue experienced strong organic growth and favorable foreign currency exchange rates. The UK, Canada and Japan all had double-digit revenue growth in local currency, helped by the recent introduction of new digital mailing systems. Germany was the only European country in which revenue did not grow on a local currency basis.

During the first quarter of 2004, revenue grew 8% and EBIT grew 2% in the Global Enterprise Solutions segment. Pitney Bowes Management Services (PBMS) reported revenue of $265 million, an 8% increase over the prior year and margins consistent with the prior year. The increase in revenue was driven primarily by the acquisition of DDD in 2003. The Government Solutions operations continued to grow as the integration of DDD progressed. PBMS continues to focus on strategies for enhancing value to its customers and working more efficiently and cost-effectively. Document Messaging Technologies (DMT) reported revenue of $64 million for the quarter, an increase of 4% versus the prior year. Overall business trends are positive with a good backlog and ongoing success with the APSTM Series Advanced Productivity System platform. Margins declined slightly because of a lower level of customer financing during the quarter.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 14

During the first quarter of 2004, revenue decreased 26% and EBIT decreased 24% in the Capital Services segment which is consistent with our ongoing planned strategy to reduce exposure to non-core, long-term financing. First quarter 2004 diluted earnings per share included 2 cents per diluted share from non-core Capital Services operations compared with 4 cents per diluted share in the first quarter of 2003.

Revenue by source

First quarter 2004 revenue included $331.4 million from sales, up 14% from $290.9 million in the first quarter of 2003 due primarily to increased equipment sales, strong supplies sales and the favorable impact of foreign currency; $201.4 million from rentals, up 3% from $196.3 million due primarily to the favorable impact of foreign currency; $300.7 million from business services, up 10% from $272.6 million due primarily to the acquisition of DDD and the expansion of our presort operations; $160.5 million from support services, up 8% from $148.9 million due primarily to an increased service contract base worldwide and the favorable impact of foreign currency; $158.4 million from core financing, up 4% from $151.7 million due to strong growth in our postal payment products and the favorable impact of foreign currency; and $19.5 million from non-core financing, down 36% from $30.5 million due to our ongoing planned strategy to reduce our exposure to non-core, long-term financing.

Costs and expenses

Cost of sales as a percentage of sales revenue was 48.1% in the first quarter of 2004 and 2003.

Cost of rentals decreased to 20.7% of related revenues in the first quarter of 2004 compared with 21.1% in the first quarter of 2003 due primarily to lower repair costs resulting from the shift from electronic to digital meters.

Cost of business services was 81.8% of related revenues in the first quarter of 2004 compared with 81.7% in the first quarter of 2003.

Cost of support services increased to 53.3% of related revenues in the first quarter of 2004 compared with 52.6% in the first quarter of 2003 due to the increase in mix of lower margin international support services revenue.

Selling, general and administrative expenses decreased to 30.9% of revenue in the first quarter of 2004 compared with 31.3% in the first quarter of 2003 reflecting our continuing emphasis on controlling operating expenses, partially offset by costs associated with investments in infrastructure improvements, organizational transformation programs and growth initiatives.

Research and development expenses increased 1% to $36.0 million in the first quarter of 2004 compared with $35.8 million in the first quarter of 2003. The increase reflects our continued commitment to develop new technologies and enhanced mailing and software products.

Net interest expense decreased to $40.5 million in the first quarter of 2004 from $43.3 million in the first quarter of 2003. The decrease was due to lower average borrowings during the first quarter of 2004 compared with the first quarter of 2003.

The effective tax rate for the first quarter of 2004 was 31.9% compared with 31.5% in the first quarter of 2003. The effective tax rates for the first quarter of 2004 and 2003 included tax benefits of .3% and .5%, respectively, from restructuring charges. The increase in the 2004 effective tax rate also reflects the impact of our strategy to cease originating large-ticket, structured, third-party financing of non-core assets.

Accounting Pronouncements
-------------------------

In December 2002, Statement of Financial Accounting Standards (FAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends FAS No. 123, "Accounting for Stock-Based Compensation," was issued. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. FAS No. 148 is effective January 1, 2003. We adopted the disclosure-only provisions of this statement. See Note 2 to the consolidated financial statements.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 15

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Our ownership of the equity of PBG Capital Partners LLC (PBG) qualifies as a variable interest entity under FIN No. 46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. We adopted the provisions of FIN No. 46 effective March 31, 2004 and consolidated the assets and liabilities of PBG on March 31, 2004. Prior to March 31, 2004, we accounted for our investment in PBG under the equity method of accounting. PBG's minority interest of $70 million is included in other noncurrent liabilities in the Consolidated Balance Sheets at March 31, 2004. The consolidation of PBG did not impact our results of operations or cash flows.

In April 2003, FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued. FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of FAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not impact our financial position, results of operations or cash flows.

In May 2003, FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued. FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of FAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and were effective July 1, 2003. We have evaluated the preferred securities previously issued by a subsidiary company and concluded that the $310 million of preferred securities are outside the scope of FAS No. 150. As a result, the adoption of this statement did not impact our financial position, results of operations or cash flows.

Restructuring Charges
---------------------

In January 2003, we announced that we would undertake restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. We continue to review the anticipated cost of these restructuring initiatives and currently estimate the total pre-tax cost of these restructuring initiatives during the two years will be about $200 million ($125 million after tax). As we continue to finalize our 2004 restructuring plans, the ultimate amount of the restructuring charges may differ from our current estimates. The charges related to these restructuring initiatives will be recorded as the various initiatives take effect.

The cash outflows related to restructuring charges will be funded primarily by cash from operating activities. The restructuring initiatives are expected to continue to increase our operating efficiency and effectiveness in 2004 and beyond while enhancing growth, primarily as a result of reduced personnel related expenses. See Note 9 to the consolidated financial statements for our accounting policy related to restructuring charges.

In connection with this plan, we recorded pre-tax restructuring charges of $15.0 million and $21.3 million for the three months ended March 31, 2004 and 2003, respectively. The pre-tax restructuring charges are composed of:

(Dollars in millions)                             Three Months Ended March 31,
                                                  ----------------------------
                                                          2004            2003
                                                  ------------    ------------

Severance and benefit costs.....................  $       12.8    $       18.4
Asset impairments...............................           1.3             0.5
Other exit costs................................           0.9             2.4
                                                  ------------    ------------
                                                  $       15.0    $       21.3
                                                  ============    ============

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,700 employees worldwide from the inception of this plan through March 31, 2004 and expected future workforce reductions of approximately 700 employees. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 66% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 16

Accrued restructuring charges at March 31, 2004 are composed of the following:

(Dollars in millions)                       Balance at                                                               Ending balance
                                            January 1,        Restructuring              Cash       Non-cash           at March 31,
                                                  2004              charges          payments        charges                   2004
                                       ---------------    -----------------     -------------    ------------    ------------------
Severance and
 benefit costs...................      $          27.5    $            12.8     $       (16.0)   $          -    $             24.3
Asset impairments................                    -                  1.3                 -            (1.3)                    -
Other exit costs.................                  4.7                  0.9              (0.6)              -                   5.0
                                       ---------------    -----------------     -------------    ------------    ------------------
                                       $          32.2    $            15.0     $       (16.6)   $       (1.3)   $             29.3
                                       ===============    =================     =============    ============    ==================

Acquisitions
------------

In October 2003, we acquired DDD for a net purchase price of $49.5 million, which consisted of approximately $24.8 million of cash and the issuance of common stock valued at $24.7 million. DDD offers a broad array of services including, fulfillment services, secure mail processing, manager services, logistics support, and record and information management.

We accounted for the acquisition of DDD under the purchase method and accordingly, the operating results of DDD have been included in our consolidated financial statements since the date of acquisition. The acquisition of DDD did not materially impact net income for the three months ended March 31, 2004.

During 2004 and 2003, we also completed several smaller acquisitions. During 2004 and 2003, we acquired some of our presort businesses and international dealerships. During 2003, we also acquired one of our address printing suppliers. The cost of these acquisitions was in the aggregate less than $70 million in each year. These acquisitions did not have a material impact on our financial results either individually or on an aggregate basis.

Liquidity and Capital Resources
-------------------------------

Our ratio of current assets to current liabilities decreased to .88 to 1 at March 31, 2004 compared with .95 to 1 at December 31, 2003. The decrease in this ratio was due primarily to the reclassification of $300 million of notes from long-term debt to short-term debt partially offset by lower commercial paper borrowings at March 31, 2004.

The following table summarizes our cash flows for the three months ended March 31, 2004 and 2003:

(Dollars in thousands)                             Three Months Ended March 31,
                                                   ----------------------------
                                                           2004            2003
                                                   ------------    ------------
Cash provided by (used in):
Operating activities.............................  $    274,978    $    216,848
Investing activities.............................       (84,632)        (15,225)
Financing activities.............................      (228,146)       (145,143)
Effect of exchange rate changes on cash..........         6,079           4,017
                                                   ------------    ------------
Net change in cash and cash equivalents..........  $    (31,721)   $     60,497
                                                   ============    ============

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in working capital. Net cash used in investing activities consisted primarily of capital expenditures. Net cash used in financing activities consisted primarily of stock repurchases, dividends paid to stockholders and a decrease in total debt.

The ratio of total debt to total debt and stockholders' equity was 76.3% and 76.7% at March 31, 2004 and December 31, 2003, respectively. Including the preferred stockholders' equity in a subsidiary company as debt, the ratio of total debt to total debt and stockholders' equity was 77.8% and 78.1% at March 31, 2004 and December 31, 2003, respectively. The decrease in this ratio was driven by a reduction of total recourse debt, favorable foreign currency translation adjustments and income, offset by the $96 million repurchase of
2.3 million shares of common stock in the first quarter of 2004 and the consolidation of PBG's nonrecourse debt of $178 million at March 31, 2004.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 17

Financings and Capitalization
-----------------------------

At March 31, 2004, $456 million remained available under the shelf registration statement filed in October 2001 with the Securities and Exchange Commission
(SEC), permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. In April 2003, as part of this shelf registration statement, we established a medium-term note program for the issuance of up to $1.38 billion in aggregate principal, representing the remaining amount available on the shelf at that time.

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

We believe our financing needs for the next 12 months can be met with cash generated internally, debt issued under new and existing shelf registration statements and our existing commercial paper programs. In addition, we maintain a back-up credit facility for our commercial paper program.

In accordance with the provisions of FIN No. 46, we consolidated $178 million of nonrecourse debt of PBG, including $138 million of long-term nonrecourse debt at March 31, 2004.

Capital Expenditures
--------------------

In the first quarter of 2004, capital expenditures included $43.5 million in net additions to property, plant and equipment and $31.0 million in net additions to rental equipment and related inventories compared with $41.8 million and $26.5 million, respectively, in the same period in 2003.

We expect capital expenditures for the remainder of 2004 to be approximately the same as the prior year. These investments will also be affected by the timing of our customers' transition to digital meters.

Investment in commercial passenger and cargo aircraft leasing transactions
--------------------------------------------------------------------------

At March 31, 2004 and December 31, 2003, our net investment in commercial passenger and cargo aircraft leasing transactions was $293 million and $298 million, respectively, which is composed of transactions with U.S. airlines of $35 million and $41 million, respectively, and foreign airlines of $257 million for both periods. There have been no significant changes to the net investment in commercial passenger and cargo aircraft leasing transactions disclosure from our 2003 Annual Report on Form 10-K. Our net investment in commercial passenger and cargo aircraft leasing portfolio is composed of investments in leveraged lease transactions, direct financing lease transactions and a portion of our investment in PBG. Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) our inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover our net investment; and/or
(3) in the case of the leveraged lease portfolio, the default of an equity defeasance or other third party credit arrangements. At March 31, 2004 and December 31, 2003, approximately 43% and 42%, respectively, of our remaining net investment in commercial passenger and cargo aircraft leasing investments is further secured by approximately $126 million and $125 million, respectively, of equity defeasance accounts or third party credit arrangements.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 18

Capital Services portfolio
--------------------------

Our investment in Capital Services lease related assets included in our Consolidated Balance Sheets is composed of the following:

(Dollars in millions)                                 March 31,    December 31,
                                                           2004            2003
                                                   ------------    ------------
Leveraged leases.............................      $      1,535    $      1,535
Finance receivables (1)......................               704             450
Other assets (1).............................                 -              51
Rental equipment (1).........................                71              18
                                                   ------------    ------------
Total........................................      $      2,310    $      2,054
                                                   ============    ============

(1) On March 31, 2004 we adopted the provisions of FIN No. 46 and consolidated the assets and liabilities of PBG. Accordingly, the increase in finance receivables and rental equipment at March 31, 2004 reflects the consolidated assets of PBG. Other assets at December 31, 2003 represented our investment in PBG, which at that time was accounted for under the equity method of accounting. See Note 2 to the consolidated financial statements for further details on the impact of adopting FIN No. 46.

The investment in leveraged leases included in our Consolidated Balance Sheets is diversified across the following types of assets:

(Dollars in millions)                                 March 31,    December 31,
                                                           2004            2003
                                                   ------------    ------------
Locomotives and rail cars....................      $        349    $        360
Postal equipment.............................               344             338
Commercial aircraft..........................               280             279
Commercial real estate.......................               237             236
Telecommunications...........................               140             139
Rail and bus.................................               132             132
Shipping and handling........................                53              51
                                                   ------------    ------------
Total leveraged leases.......................      $      1,535    $      1,535
                                                   ============    ============

At March 31, 2004 and December 31, 2003, our leveraged lease investment in commercial real estate facilities included approximately $89 million and $88 million, respectively, related to leases of corporate facilities to four U.S. telecommunication entities, of which $73 million, for both periods, is with lessees that are highly rated. Additionally, our leveraged lease investment in telecommunications equipment represents leases to three highly rated international telecommunication entities. At March 31, 2004 and December 31, 2003, approximately 84% of this portfolio is further secured by equity defeasance accounts or other third party credit arrangements.

At March 31, 2004 and December 31, 2003, approximately 52% and 51%, respectively, of our total leveraged lease portfolio is further secured by equity defeasance accounts or other third party credit arrangements. In addition, at March 31, 2004 and December 31, 2003, approximately 20% of the remaining leveraged lease portfolio represents leases to highly rated government related organizations which have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Finance receivables are composed of the following:

(Dollars in millions)                                 March 31,    December 31,
                                                           2004            2003
                                                   ------------    ------------
Assets held for sale.........................      $         21    $         21
Single investor leases:
 Large ticket single investor leases.........               409             157
 Imagistics lease portfolio..................               274             272
                                                   ------------    ------------
Total........................................      $        704    $        450
                                                   ============    ============

Subsequent Events
-----------------

On April 13, 2004, we signed a definitive agreement to acquire all of the outstanding shares of Group 1 for $23 per share, which net of cash on Group 1's balance sheet, will cost us approximately $321 million. Group 1 is an industry leader in software that enhances mailing efficiency, data quality and customer communications. Subject to approval by Group 1's stockholders and completion of other conditions, the transaction is expected to close in the third quarter of 2004.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 19

Regulatory Matters
------------------

There have been no significant changes to the regulatory matters disclosed in our 2003 Annual Report on Form 10-K.

Other Regulatory Matters
------------------------

In December 2003, we received accepted closing agreements with the Internal Revenue Service (IRS) showing income tax adjustments for the 1992 to 1994 tax years. The total additional tax for these years is approximately $5.0 million. Additional tax due for 1995 and future tax years in connection with these closing agreements will not materially affect our future results of operations, financial position or cash flows. In addition to the accepted income tax adjustments, one 1994 proposed adjustment remains in dispute, which could result in additional tax of approximately $4.3 million. We believe that we have meritorious defenses to this deficiency and that the ultimate outcome will not result in a material effect on our results of operations, financial position or cash flows. We believe that our accruals for tax liabilities are adequate for all open years. However, if the IRS prevails on this deficiency, additional tax may be due for 1995 and future tax years, which could materially affect our future results of operations, financial position or cash flows. At any time, our provision for taxes could be affected by changes in tax laws and interpretations by governments or courts.

Forward-Looking Statements
--------------------------

We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q, other reports or press releases or made by our management involve risks and uncertainties which may change based on various important factors. These forward-looking statements are those which talk about the company's or management's current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by us or on our behalf include:

o changes in international or national political conditions, including any terrorist attacks
o negative developments in economic conditions, including adverse impacts on customer demand
o  changes in postal regulations
o  timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o  successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o  the company's success at managing customer credit risk
o  changes in interest rates
o  foreign currency fluctuations
o cost, timing and execution of the restructuring plan, including any potential asset impairments
o  timing and execution of the meter transition plan
o regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions
o impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents
o  third-party suppliers' ability to provide product components
o negative income tax adjustments for prior audit years and changes in tax laws or regulations
o terms and timing of actions to reduce exposures and disposal of assets in our Capital Services segment
o  continuing developments in the U.S. and foreign airline industry
o  changes in pension and retiree medical costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2003 regarding this matter.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 20

Item 4. Controls and Procedures

Explanation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15 or 15d-15.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part II - Other Information
                           ---------------------------

Item 1: Legal Proceedings

This Item updates the legal proceedings more fully described in our 2003 Annual Report on Form 10-K, dated March 9, 2004. On April 9, 2004, in Boston Reed v.
                                                               --------------
Pitney Bowes, et al. (Superior Court of California, County of Napa, filed
--------------------
January 16, 2002), the California court granted our motion for summary judgment, resulting in the dismissal of all the plaintiff's claims. The plaintiff has the right to appeal that decision. On April 8, 2004, in Harbin, et al. v. Pitney
                                                    ------------------------
Bowes, et al. (Montgomery, Alabama Circuit Court, filed March 19, 2002), the
-------------
Alabama Supreme Court denied our petition for an interlocutory appeal of some portions of the lower court's denial of our motion for summary judgment; we will have an opportunity to appeal at a later date. On April 12, 2004, counsel for the plaintiffs advised us that they intend to dismiss voluntarily each of the individual actions filed in Mississippi.

Item 2: Changes in Securities and Use of Proceeds

Share Repurchases

We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market. In
November 2002, the Board of Directors of Pitney Bowes authorized $300 million for future repurchases of its outstanding shares of common stock on the open market during the subsequent 12 to 24 months. We repurchased 5.4 million shares during the year ended December 31, 2003 for a total price of $200 million under the November 2002 program leaving $100 million remaining for future repurchases under this program. We repurchased 2.3 million shares during the three months ended March 31, 2004 for a total price of $96 million under the November 2002 program leaving $4 million remaining for future repurchases under this program.

Company Purchases of Equity Securities

The following table summarizes our share repurchase activity for the three months ended March 31, 2004:

                                                                        Total number of     Approximate dollar value
                             Total number       Average price       shares purchased as       of shares that may yet
                                of shares            paid per        part of a publicly       be purchased under the
Period                          purchased               share            announced plan          plan (in thousands)
                          ---------------    ----------------    ----------------------    -------------------------

January 2004...........                 -    $              -                         -    $                 100,000
February 2004..........           736,100    $          41.12                   736,100    $                  70,000
March 2004.............         1,575,143    $          41.73                 1,575,143    $                   4,000
                          ---------------                         ---------------------
                                2,311,243                                     2,311,243
                          ===============                         =====================

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 21

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

        Reg. S-K
        Exhibits       Description
        --------       --------------------------------------------------------

            (12)       Computation of ratio of earnings to fixed charges

          (31.1)       Certification of Chief Executive Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

          (31.2)       Certification of Chief Financial Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

          (32.1) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

          (32.2) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

    On February 2, 2004, the company filed a current report on Form 8-K pursuant to Items 9 and 12 thereof, reporting the Press Release dated February 2, 2004 regarding its financial results for the quarter and year ended December 31, 2003.

Pitney Bowes Inc. - Form 10-Q
Three Months Ended March 31, 2004
Page 22



                              Signatures
                              ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              PITNEY BOWES INC.




May 7, 2004




                              /s/ B. P. Nolop
                              -----------------------------
                              B. P. Nolop
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)



                              /s/ J. R. Catapano
                              -----------------------------
                              J. R. Catapano
                              Controller
                              (Principal Accounting Officer)

                              Exhibit Index
                              -------------



           Reg. S-K
           Exhibits           Description
           --------           -------------------------------------------------
               (12)           Computation of ratio of earnings to fixed charges

             (31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             (31.2) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             (32.1) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

             (32.2) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350