Form 10-Q
period 2004-06-30
PITNEY BOWES INC /DE/
filed 2004-08-05
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 F O R M  1 0 - Q




 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares of common stock, $1 par value, outstanding as of July 23, 2004 is 231,129,359.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 2


                                Pitney Bowes Inc.
                                     Index
                                -----------------

                                                                     Page Number
                                                                     -----------

Part I - Financial Information:

  Item 1: Financial Statements

    Consolidated Statements of Income (Unaudited) - Three and
        Six Months Ended June 30, 2004 and 2003.......................         3

    Consolidated Balance Sheets - June 30, 2004 (Unaudited)
        and December 31, 2003.........................................         4

    Consolidated Statements of Cash Flows (Unaudited) - Six
        Months Ended June 30, 2004 and 2003...........................         5

    Notes to Consolidated Financial Statements........................    6 - 13

  Item 2: Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............   14 - 21

  Item 3: Quantitative and Qualitative Disclosures about
            Market Risk...............................................        21

  Item 4: Controls and Procedures.....................................        21

Part II - Other Information:

  Item 1: Legal Proceedings...........................................        21

  Item 2: Changes in Securities, Use of Proceeds and
            Issuer Purchases of Equity Securities.....................        22

  Item 4: Submission of Matters to a Vote of
            Security Holders..........................................   22 - 23

  Item 6: Exhibits and Reports on Form 8-K............................        23

Signatures ...........................................................        24

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 3

                                                  Part I - Financial Information

                                                       Pitney Bowes Inc.
Item 1. Financial Statements                   Consolidated Statements of Income
                                                           (Unaudited)
                                               ---------------------------------

(Dollars in thousands, except per share data)                    Three Months Ended June 30,          Six Months Ended June 30,
                                                               ------------------------------      ------------------------------
                                                                        2004             2003               2004             2003
                                                               -------------    -------------      -------------    -------------
Revenue from:
   Sales..................................................     $     338,442    $     327,804      $     669,802    $     618,654
   Rentals................................................           200,635          193,693            402,073          389,981
   Business services......................................           307,576          279,300            608,281          551,920
   Support services.......................................           159,946          152,791            320,445          301,712
   Core financing.........................................           158,627          152,888            317,016          304,557
   Non-core financing.....................................            40,675           27,402             60,206           57,863
                                                               -------------    -------------      -------------    -------------
       Total revenue......................................         1,205,901        1,133,878          2,377,823        2,224,687
                                                               -------------    -------------      -------------    -------------

Costs and expenses:
   Cost of sales..........................................           151,918          147,549            311,293          287,476
   Cost of rentals........................................            43,077           43,643             84,777           85,108
   Cost of business services..............................           252,690          229,529            498,582          452,322
   Cost of support services...............................            85,114           80,863            170,737          159,162
   Cost of non-core financing.............................            13,017                -             13,017                -
   Selling, general and administrative....................           365,322          348,049            727,050          689,802
   Research and development...............................            38,930           39,008             74,934           74,759
   Restructuring charges (Note 9).........................            16,229           32,091             31,272           53,356
   Interest, net..........................................            41,656           40,178             82,192           83,459
                                                               -------------    -------------      -------------    -------------
       Total costs and expenses...........................         1,007,953          960,910          1,993,854        1,885,444
                                                               -------------    -------------      -------------    -------------

Income before income taxes................................           197,948          172,968            383,969          339,243
Provision for income taxes................................            63,230           54,072            122,657          106,444
                                                               -------------    -------------      -------------    -------------

Net income................................................     $     134,718    $     118,896      $     261,312    $     232,799
                                                               =============    =============      =============    =============

Basic earnings per share..................................     $         .58    $         .51      $        1.13    $         .99
                                                               =============    =============      =============    =============

Diluted earnings per share................................     $         .58    $         .50      $        1.11    $         .98
                                                               =============    =============      =============    =============

Dividends declared per share of common stock..............     $        .305    $         .30      $         .61    $         .60
                                                               =============    =============      =============    =============

Ratio of earnings to fixed charges........................              4.56             4.25               4.44             4.07
                                                               =============    =============      =============    =============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 4

                                Pitney Bowes Inc.
                           Consolidated Balance Sheets
                           ---------------------------

                                                                       June 30,        December 31,
(Dollars in thousands, except share data)                                  2004                2003
                                                                ---------------     ---------------
                                                                    (Unaudited)
Assets
------
Current assets:
     Cash and cash equivalents................................  $       328,282     $       293,812
     Short-term investments, at cost which
         approximates market..................................            1,951                  28
     Accounts receivable, less allowances:
         6/04, $38,096; 12/03, $39,778........................          480,314             459,106
     Finance receivables, less allowances:
         6/04, $69,449; 12/03, $62,269........................        1,339,262           1,358,691
     Inventories (Note 3).....................................          207,950             209,527
     Other current assets and prepayments.....................          198,011             192,011
                                                                ---------------     ---------------
         Total current assets.................................        2,555,770           2,513,175

Property, plant and equipment, net (Note 4)...................          662,011             653,661
Rental equipment and related inventories, net (Note 4)........          453,855             414,341
Property leased under capital leases, net (Note 4)............            2,176               2,230
Long-term finance receivables, less allowances:
     6/04, $111,111; 12/03, $78,915...........................        1,799,073           1,654,419
Investment in leveraged leases................................        1,541,186           1,534,864
Goodwill (Note 11)............................................        1,003,002             956,284
Intangible assets, net (Note 11)..............................          208,611             203,606
Other assets..................................................          856,682             958,808
                                                                ---------------     ---------------

Total assets..................................................  $     9,082,366     $     8,891,388
                                                                ===============     ===============

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities.................  $     1,312,469     $     1,392,597
     Income taxes payable.....................................          187,838             154,799
     Notes payable and current portion of
         long-term obligations................................        1,151,359             728,658
     Advance billings.........................................          383,856             370,915
                                                                ---------------     ---------------
         Total current liabilities............................        3,035,522           2,646,969

Deferred taxes on income......................................        1,715,412           1,659,226
Long-term debt (Note 5).......................................        2,463,928           2,840,943
Other noncurrent liabilities..................................          421,769             346,888
                                                                ---------------     ---------------
         Total liabilities....................................        7,636,631           7,494,026
                                                                ---------------     ---------------

Preferred stockholders' equity in a subsidiary company........          310,000             310,000

Stockholders' equity:
     Cumulative preferred stock, $50 par
         value, 4% convertible................................               19                  19
     Cumulative preference stock, no par
         value, $2.12 convertible.............................            1,268               1,315
     Common stock, $1 par value...............................          323,338             323,338
     Retained earnings........................................        4,161,616           4,057,654
     Accumulated other comprehensive income (Note 8)..........           38,588              18,063
     Treasury stock, at cost..................................       (3,389,094)         (3,313,027)
                                                                ---------------     ---------------
         Total stockholders' equity...........................        1,135,735           1,087,362
                                                                ---------------     ---------------

Total liabilities and stockholders' equity....................  $     9,082,366     $     8,891,388
                                                                ===============     ===============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 5

                                Pitney Bowes Inc.
                      Consolidated Statements of Cash Flows
                                  (Unaudited)
                      -------------------------------------

(Dollars in thousands)                                               Six Months Ended June 30,
                                                                -----------------------------------
                                                                           2004                2003
                                                                ---------------     ---------------
Cash flows from operating activities:
    Net income................................................  $       261,312     $       232,799
    Nonrecurring charges, net.................................           20,015              34,148
    Nonrecurring payments.....................................          (30,164)            (23,722)
    Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization........................          148,744             138,506
         Increase in deferred taxes on income.................           62,846              48,385
         Change in assets and liabilities, net
          of effects of acquisitions:
             Accounts receivable..............................           (8,327)              3,653
             Net investment in internal finance receivables...           45,910              (1,433)
             Inventories......................................            2,865              (7,949)
             Other current assets and prepayments.............             (967)             (8,176)
             Accounts payable and accrued liabilities.........          (25,253)            (37,930)
             Income taxes payable.............................           29,924              49,328
             Advanced billings................................           12,245               4,871
             Other, net.......................................           (5,188)             (6,644)
                                                                ---------------     ---------------
             Net cash provided by operating activities........          513,962             425,836
                                                                ---------------     ---------------

Cash flows from investing activities:
    Short-term investments....................................           (1,998)             (3,369)
    Capital expenditures......................................         (146,847)           (138,355)
    Net investment in capital services........................           49,005             155,906
    Investment in leveraged leases............................          (27,702)             36,642
    Reserve account deposits..................................           10,754              16,636
    Acquisitions..............................................          (29,085)                  -
    Other investing activities................................          (18,115)            (69,441)
                                                                ---------------     ---------------
             Net cash used in investing activities............         (163,988)             (1,981)
                                                                ---------------     ---------------

Cash flows from financing activities:
    Increase (decrease) in notes payable, net.................          190,690            (664,198)
    Proceeds from long-term obligations.......................            2,222           1,025,985
    Principal payments on long-term obligations...............         (314,236)           (554,528)
    Proceeds from issuance of stock...........................           43,018              33,499
    Stock repurchases.........................................         (135,000)            (90,016)
    Dividends paid............................................         (141,482)           (140,778)
                                                                ---------------     ---------------
             Net cash used in financing activities............         (354,788)           (390,036)
                                                                ---------------     ---------------
Effect of exchange rate changes on cash.......................            2,664               9,192
                                                                ---------------     ---------------
(Decrease) increase in cash and cash equivalents..............           (2,150)             43,011
Cash from consolidation of PBG Capital Partners LLC...........           36,620                   -
Cash and cash equivalents at beginning of period..............          293,812             315,156
                                                                ---------------     ---------------
Cash and cash equivalents at end of period....................  $       328,282     $       358,167
                                                                ===============     ===============

Interest paid.................................................  $        86,766     $        96,908
                                                                ================    ===============

Income taxes paid, net........................................  $        43,151     $        18,306
                                                                ================    ===============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 6
                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of the management of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at June 30, 2004 and December 31, 2003, the results of its operations for the three and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003 have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2004. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company's 2003 Annual Report to Stockholders on Form 10-K. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

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

The company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense has been recognized for its U.S. and U.K. Stock Option Plans (ESP) or its U.S. and U.K. Employee Stock Purchase Plans (ESPP), except for the compensation expense recorded for its performance-based awards under the ESP and the Directors' Stock Plan. If the company had elected to recognize compensation expense based on the fair value method as prescribed by FAS No. 123, net income and earnings per share for the three and six months ended June 30, 2004 and 2003 would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share data)                  Three Months Ended June 30,       Six Months Ended June 30,
                                                              -----------------------------    ----------------------------
                                                                       2004            2003            2004            2003
                                                              -------------    ------------    ------------    ------------
Net Income
  As reported............................................     $     134,718    $    118,896    $    261,312    $    232,799
  Deduct: Stock-based employee compensation
    expense determined under fair value method for
    all awards, net of related tax effects...............            (4,304)         (4,861)         (8,594)        (10,013)
                                                              -------------    ------------    ------------    ------------
  Pro forma..............................................     $     130,414    $    114,035    $    252,718    $    222,786
                                                              =============    ============    ============    ============

Basic earnings per share
  As reported............................................     $         .58    $        .51    $       1.13    $        .99
  Pro forma..............................................     $         .56    $        .49    $       1.09    $        .95

Diluted earnings per share
  As reported............................................     $         .58    $        .50    $       1.11    $        .98
  Pro forma..............................................     $         .56    $        .48    $       1.08    $        .94

The fair value of each stock option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                               Three and Six Months Ended
                                                                         June 30,
                                                              ----------------------------
                                                                       2004           2003
                                                              -------------    -----------

Expected dividend yield..................................              3.0%           3.5%
Expected stock price volatility..........................               24%            32%
Risk-free interest rate..................................                3%             3%
Expected life (years)....................................                5              5

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 7

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The company's ownership of the equity of PBG Capital Partners LLC (PBG) qualifies as a variable interest entity under FIN No.
46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. The company adopted the provisions of FIN No. 46 effective March 31, 2004. As a result, the company consolidated the operations of PBG on March 31, 2004. Prior to March 31, 2004, the company accounted for PBG under the equity method of accounting. PBG's minority interest of $70 million is included in other noncurrent liabilities in the Consolidated Balance Sheets at June 30, 2004. PBG's nonrecourse debt of $174 million is included in long-term debt and notes payable and current portion of long-term obligations in the Consolidated Balance Sheets at June 30, 2004. The consolidation of PBG did not have a material impact on the company's results of operations or cash flows.

In December 2003, FAS No. 132 (Revised), "Employer's Disclosure about Pensions and Other Postretirement Benefits," was issued. FAS No. 132 (Revised) retains the disclosure requirements of the original pronouncement and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. The provisions of FAS No. 132 (Revised) were effective for fiscal years ending after December 15, 2003, except for certain disclosures which are effective for fiscal years ending after June 15, 2004. See Note 14 to the consolidated financial statements.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The provisions of FSP No. 106-2 are effective July 1, 2004 for the company. The company is currently evaluating the provisions of this statement, including whether the benefits provided by its nonpension postretirement benefit plans are actuarially equivalent to Medicare Part D under the Act.

Note 3:
-------

Inventories are composed of the following:

(Dollars in thousands)                               June 30,      December 31,
                                                         2004              2003
                                                 ------------      ------------

Raw materials and work in process..............  $     95,695      $     86,822
Supplies and service parts.....................        63,294            55,159
Finished products..............................        48,961            67,546
                                                 ------------      ------------
Total..........................................  $    207,950      $    209,527
                                                 ============      ============

Note 4:
-------

Fixed assets are composed of the following:

(Dollars in thousands)                               June 30,      December 31,
                                                         2004              2003
                                                 ------------      ------------

Property, plant and equipment..................  $  1,632,082      $  1,617,479
Accumulated depreciation.......................      (970,071)         (963,818)
                                                 ------------      ------------
Property, plant and equipment, net.............  $    662,011      $    653,661
                                                 ============      ============

Rental equipment and related inventories.......  $  1,142,189      $  1,103,474
Accumulated depreciation.......................      (688,334)         (689,133)
                                                 ------------      ------------
Rental equipment and related inventories, net..  $    453,855      $    414,341
                                                 ============      ============

Property leased under capital leases...........  $      9,061      $     14,942
Accumulated amortization.......................        (6,885)          (12,712)
                                                 ------------      ------------
Property leased under capital leases, net......  $      2,176      $      2,230
                                                 ============      ============

Depreciation expense was $135.9 million and $125.8 million for the six months ended June 30, 2004 and 2003, respectively.

Note 5:
-------

On June 30, 2004, $456 million remained available under the shelf registration statement filed in October 2001 with the Securities and Exchange Commission, permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. In April 2003, as part of this shelf registration statement, the company established a medium-term note program for the issuance of up to $1.38 billion in aggregate principal, representing the remaining amount available on the shelf at that time.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 8

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

Note 6:
-------

A reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 2004 and 2003 is as follows (in thousands, except per share data):

                                                              2004                                     2003
                                            -------------------------------------    -------------------------------------
                                                                              Per                                      Per
                                                 Income       Shares        Share         Income       Shares        Share
                                            -----------  -----------  -----------    -----------  -----------  -----------

Net income.............................     $   134,718                              $   118,896
Less:
  Preferred stock dividends............               -                                        -
  Preference stock dividends...........             (25)                                     (27)
                                            -----------  -----------  -----------    -----------  -----------  ------------
Basic earnings per share...............     $   134,693      230,942        $ .58    $   118,869      234,043         $.51
                                            ===========  ===========  ===========    ===========  ===========  ============

Effect of dilutive securities:
  Preferred stock......................               -            9                           -           11
  Preference stock.....................              25          782                          27          844
  Stock options........................                        2,214                                    1,204
  Other................................                          176                                       34
                                            -----------  -----------  -----------    -----------  -----------  ------------
Diluted earnings per share.............     $   134,718      234,123        $ .58    $   118,896      236,136          $.50
                                            ===========  ===========  ===========    ===========  ===========  ============

A reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2004 and 2003 is as follows (in thousands, except per share data):

                                                            2004                                       2003
                                            -------------------------------------    --------------------------------------
                                                                              Per                                       Per
                                                 Income       Shares        Share         Income       Shares         Share
                                            -----------  -----------  -----------    -----------  -----------  ------------

Net income.............................     $   261,312                              $   232,799
Less:
  Preferred stock dividends............               -                                        -
  Preference stock dividends...........             (50)                                     (55)
                                            -----------  -----------  -----------    -----------  -----------  ------------
Basic earnings per share...............     $   261,262      231,505        $1.13    $   232,744      234,462          $.99
                                            ===========  ===========  ===========    ===========  ===========  ============

Effect of dilutive securities:
  Preferred stock......................               -            9                           -           11
  Preference stock.....................              50          789                          55          855
  Stock options........................                        2,059                                    1,072
  Other................................                          159                                       21
                                            -----------  -----------  -----------    -----------  -----------  ------------
Diluted earnings per share.............     $   261,312      234,521        $1.11    $   232,799      236,421          $.98
                                            ===========  ===========  ===========    ===========  ===========  ============

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 9

In accordance with FAS No. 128, "Earnings per Share," 1.4 million and 4.3 million common stock equivalent shares for the three months ended June 30, 2004 and 2003, respectively, and 1.7 million and 4.6 million common stock equivalent shares for the six months ended June 30, 2004 and 2003, respectively, issuable upon the exercise of stock options were excluded from the computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was antidilutive.

Note 7:
-------

Revenue and earnings before interest and taxes (EBIT) by business segment for the three and six months ended June 30, 2004 and 2003 were as follows:

(Dollars in thousands)                                      Three Months Ended June 30,              Six Months Ended June 30,
                                                   ---------------------------------------    -----------------------------------
                                                                 2004                 2003               2004                2003
                                                   ------------------     ----------------    ---------------    ----------------

Revenue:
  Global Mailstream Solutions...............       $          820,409     $        782,748    $     1,634,022    $      1,527,543
  Global Enterprise Solutions...............                  334,183              313,025            662,801             618,675
  Capital Services..........................                   51,309               38,105             81,000              78,469
                                                   ------------------     ----------------    ---------------    ----------------
Total revenue...............................       $        1,205,901     $      1,133,878    $     2,377,823    $      2,224,687
                                                   ==================     ================    ===============    ================

EBIT: (1)
  Global Mailstream Solutions...............       $          256,358     $        246,316    $       506,235    $        479,653
  Global Enterprise Solutions...............                   21,262               18,556             36,222              33,229
  Capital Services..........................                   25,232               25,011             44,442              50,407
                                                   ------------------     ----------------    ---------------    ----------------

Total EBIT..................................                  302,852              289,883            586,899             563,289

Unallocated amounts:
  Interest, net.............................                  (41,656)             (40,178)           (82,192)            (83,459)
  Corporate expense.........................                  (47,019)             (44,646)           (89,466)            (87,231)
  Restructuring charges.....................                  (16,229)             (32,091)           (31,272)            (53,356)
                                                   ------------------     ----------------    ---------------    ----------------

Income before income taxes..................       $          197,948     $        172,968    $       383,969    $        339,243
                                                   ==================     ================    ===============    ================

(1) EBIT excludes general corporate expenses.

Note 8:
-------

Comprehensive income for the three and six months ended June 30, 2004 and 2003 was as follows:

(Dollars in thousands)                                 Three Months Ended June 30,               Six Months Ended June 30,
                                                   ---------------------------------------    -----------------------------------
                                                                 2004                 2003               2004                2003
                                                   ------------------     ----------------    ---------------    ----------------

Net income..................................       $          134,718     $        118,896    $       261,312    $        232,799
Other comprehensive (loss) income,
  net of tax:
  Foreign currency translation
     adjustments............................                  (61,345)              44,476             20,879              86,943
  Net unrealized gain (loss) on
     derivative instruments.................                    5,201               (3,214)              (354)             (5,802)
                                                   ------------------     ----------------    ---------------    ----------------
Comprehensive income........................       $           78,574     $        160,158    $       281,837    $        313,940
                                                   ==================     ================    ===============    ================

Note 9:
-------

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

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 10

In connection with this plan, the company recorded pre-tax restructuring charges of $16.2 million and $32.1 million for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, pre-tax restructuring charges were $31.3 million and $53.4 million, respectively. The pre-tax restructuring charges are composed of:


(Dollars in millions)                       Three Months Ended June 30,      Six Months Ended June 30,
                                            ---------------------------     ---------------------------
                                                   2004            2003            2004            2003
                                            -----------     -----------     -----------     -----------

Severance and benefit costs............     $       5.2     $      29.2     $      18.1     $      47.6
Asset impairments......................             8.1             0.2             9.4             0.7
Other exit costs.......................             2.9             2.7             3.8             5.1
                                            -----------     -----------     -----------     -----------
  Total................................     $      16.2     $      32.1     $      31.3     $      53.4
                                            ===========     ===========     ===========     ===========

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,800 employees worldwide from the inception of this plan through June 30, 2004 and expected future workforce reductions of approximately 600 employees. The workforce reductions relate to actions across several of the company's businesses resulting from infrastructure and process improvements and its continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 66% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments relate primarily to the write-down of capitalized pre-implementation system costs. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

Accrued restructuring charges at June 30, 2004 are composed of the following:

(Dollars in millions)                   Balance at                                                               Ending balance
                                        January 1,         Restructuring             Cash        Non-cash           at June 30,
                                              2004               charges         payments         charges                  2004
                                    --------------     -----------------     ------------    ------------    ------------------

Severance and
 benefit costs..................    $         27.5     $            18.1     $      (27.1)   $          -    $             18.5
Asset impairments...............                 -                   9.4                -            (9.4)                    -
Other exit costs................               4.7                   3.8             (3.1)              -                   5.4
                                    --------------     -----------------     ------------    ------------    ------------------
                                    $         32.2     $            31.3     $      (30.2)   $       (9.4)   $             23.9
                                    ==============     =================     ============    ============    ==================

Note 10:
--------

International Mail Express, Inc. (IMEX)

On May 21, 2004, the company completed the acquisition of substantially all of the assets of IMEX for a net purchase price of $29 million of cash. The results of IMEX's operations have been included in the consolidated financial statements since the date of acquisition. IMEX consolidates letters and flat-sized mail headed to international addresses to reduce postage costs and expedite delivery.

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

(Dollars in thousands)
Intangible assets........................................     $           7,000
Goodwill.................................................                22,459
Other, net...............................................                  (374)
                                                              -----------------
 Purchase price..........................................     $          29,085
                                                              =================

Intangible assets relate primarily to customer relationships and have a weighted-average useful life of approximately 14 years. The goodwill was assigned to the Global Mailstream Solutions segment. No research and development assets were acquired.

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

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 11

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

(Dollars in thousands)
Intangible assets........................................     $          13,900
Goodwill.................................................                31,187
Other, net...............................................                 4,452
                                                              -----------------
 Purchase price..........................................     $          49,539
                                                              =================

Intangible assets relate primarily to customer relationships and have a weighted-average useful life of approximately 10 years. The goodwill was assigned to the Global Enterprise Solutions segment. No research and development assets were acquired.

Consolidated impact of acquisitions
-----------------------------------

The acquisitions of IMEX and DDD increased the company's earnings, but including related financing costs, did not materially impact earnings either on a per share or aggregate basis.

The following unaudited pro forma consolidated results have been prepared as if the acquisitions of IMEX and DDD had occurred on January 1, 2003:

(Dollars in thousands)                        Three Months Ended June 30,       Six Months Ended June 30,
                                             ----------------------------     ----------------------------
                                                     2004            2003            2004             2003
                                             ------------    ------------     ------------    ------------

Total revenue.............................   $  1,214,077    $  1,164,878     $  2,399,499    $  2,286,687


The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been completed on January 1, 2003, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma earning results of these acquisitions were not material to earnings on either a per share or an aggregate basis.

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

Note 11:
--------

Intangible assets are composed of the following:

(Dollars in thousands)                                  June 30, 2004                            December 31, 2003
                                             -------------------------------------     ---------------------------------------
                                                         Gross                                     Gross
                                                      Carrying         Accumulated              Carrying           Accumulated
                                                        Amount        Amortization                Amount          Amortization
                                             -----------------    ----------------     -----------------     -----------------

Customer relationships..................     $         174,802    $         24,033     $         161,655     $          18,002
Mailing technology......................                65,440              12,559                63,603                 9,519
Trademark and trade names...............                 8,536               5,002                 8,357                 4,067
Non-compete agreements..................                 3,753               2,326                 3,496                 1,917
                                             -----------------    ----------------     -----------------     -----------------
                                             $         252,531    $         43,920     $         237,111     $          33,505
                                             =================    ================     =================     =================

Amortization expense for intangible assets for the three months ended June 30, 2004 and 2003 was $5.0 million and $3.9 million, respectively. Amortization expense for intangible assets for the six months ended June 30, 2004 and 2003 was $10.0 million and $7.6 million, respectively. Estimated intangible asset amortization expense for 2004 and the five succeeding years is as follows:

(Dollars in thousands)
For the year ending 12/31/04.............................     $         20,300
For the year ending 12/31/05.............................     $         20,500
For the year ending 12/31/06.............................     $         19,700
For the year ending 12/31/07.............................     $         18,100
For the year ending 12/31/08.............................     $         17,500
For the year ending 12/31/09.............................     $         16,900

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 12

Changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2004 are as follows:

(Dollars in thousands)                             Global        Global
                                               Mailstream    Enterprise
                                                Solutions     Solutions         Total
                                              -----------   -----------   -----------

Balance at January 1, 2004.................   $   492,445   $   463,839   $   956,284
Goodwill acquired during the period........        34,419             -        34,419
Other......................................         8,957         3,342        12,299
                                              -----------   -----------   -----------
Balance at June 30, 2004...................   $   535,821   $   467,181   $ 1,003,002
                                              ===========   ===========   ===========

"Other" primarily includes the impact of foreign currency translation adjustments.

Note 12:
--------

In connection with its Capital Services programs, the company has sold finance receivables and entered into guarantee contracts with varying amounts of recourse in privately-placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $121.8 million and $125.9 million at June 30, 2004 and December 31, 2003, respectively. In accordance with GAAP, the company does not record these amounts as liabilities on its Consolidated Balance Sheets. The company's maximum risk of loss on these finance receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value and/or supported by the creditworthiness of its customers. At June 30, 2004 and December 31, 2003, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts.

The company provides product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. The company's product warranty liability reflects management's best estimate of probable liability under its product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, the company's product warranty liability at June 30, 2004 and December 31, 2003, respectively, was not material.

Note 13:
--------

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

The IRS is in the process of completing its examination of the company's tax returns for the 1995 to 2000 tax years and has issued a notice of proposed adjustment with respect to a Capital Services leasing transaction entered into in 1998. Specifically, the IRS is proposing to disallow certain expenses claimed as deductions on the 1998 through 2000 tax returns. The company anticipates receiving similar notices for other leasing transactions entered into during the audit period. The IRS will likely make similar claims for years subsequent to 2000 in future audits with respect to these transactions. The IRS may propose penalties on the company with respect to all periods that have been examined.

In addition, in June 2004, the Canada Revenue Agency (CRA) proposed an adjustment for the 1996 to 1999 tax years, relating to intercompany loan transactions. The CRA may propose penalties on the company with respect to all periods that have been examined.

The company vigorously disagrees with the proposed adjustments and intends to aggressively contest these matters through applicable IRS, CRA and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, the company has provided for its best estimate of the probable tax liability for these matters and believes that the resolution of these matters will not have a material effect on the company's results of operations, financial position or cash flows. However, an unfavorable resolution could have a material effect on the company's results of operations, financial position or cash flows.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 13

Note 14:
--------

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended June 30, 2004 and 2003 are as follows:

(Dollars in thousands)                                    United States                      Foreign
                                                  ----------------------------    -----------------------------
                                                  Three Months Ended June 30,      Three Months Ended June 30,
                                                  ----------------------------    -----------------------------
                                                          2004            2003            2004             2003
                                                  ------------    ------------    ------------    -------------

Service cost.................................     $      8,314    $      6,558    $      2,736    $       2,903
Interest cost................................           22,194          22,301           6,335            6,411
Expected return on plan assets...............          (31,771)        (31,380)         (7,630)          (8,316)
Amortization of transition cost..............                -               -            (128)            (354)
Amortization of prior service cost...........             (678)           (690)            165              224
Amortization of net loss.....................            2,947          (2,009)          2,020            1,242
Curtailment..................................                -               -               -              344
                                                  ------------    ------------    ------------    -------------
Net periodic benefit cost....................     $      1,006    $     (5,220)   $      3,498    $       2,454
                                                  ============    ============    ============    =============

The components of net periodic benefit cost for defined benefit pension plans for the six months ended June 30, 2004 and 2003 are as follows:

(Dollars in thousands)                                    United States                      Foreign
                                                  ----------------------------    -----------------------------
                                                    Six Months Ended June 30,       Six Months Ended June 30,
                                                  ----------------------------    -----------------------------
                                                          2004            2003            2004             2003
                                                  ------------    ------------    ------------    -------------
Service cost.................................     $     16,627    $     13,595    $      5,082    $       4,904
Interest cost................................           44,387          46,231          11,575           10,975
Expected return on plan assets...............          (63,547)        (60,468)        (13,914)         (13,951)
Amortization of transition cost..............                -               -            (262)            (318)
Amortization of prior service cost...........           (1,356)         (1,329)            303              342
Amortization of net loss.....................            5,894          (1,517)          3,638            2,650
Curtailment..................................                -               -               -              733
                                                  ------------    ------------    ------------    -------------
Net periodic benefit cost....................     $      2,005    $     (3,488)   $      6,422    $       5,335
                                                  ============    ============    ============    =============

The company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expects to contribute up to $5 million and up to $10 million, respectively, to its U.S. and foreign pension plans during 2004. At June 30, 2004, $2.1 million and $2.6 million of contributions have been made to the U.S. and foreign pension plans, respectively.

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three and six months ended June 30, 2004 and 2003 are as follows:

(Dollars in thousands)                             Three Months Ended June 30,     Six Months Ended June 30,
                                                  ----------------------------    -----------------------------
                                                          2004            2003            2004             2003
                                                  ------------    ------------    ------------    -------------

Service cost.................................     $      1,004    $      1,214    $      2,064    $       2,011
Interest cost................................            5,464           6,681          10,348           11,056
Amortization of prior service cost...........           (2,466)         (2,949)         (4,515)          (4,867)
Amortization of net loss.....................            1,675           1,421           3,462            2,351
                                                  ------------    ------------    ------------    -------------
Net periodic benefit cost....................     $      5,677    $      6,367    $     11,359    $      10,551
                                                  ============    ============    ============    =============

The company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expects to contribute $34 million, which represents its expected benefit payments, to its nonpension postretirement benefit plans during 2004. At June 30, 2004, $17.8 million of benefit payments have been made.

Note 15:
--------

On July 20, 2004, the company completed its acquisition of Group 1 Software, Inc. (Group 1) for a net purchase price of $321 million of cash. Group 1 is an industry leader in software that enhances mailing efficiency, data quality and customer communications. Group 1 will operate within the Global Enterprise Solutions segment.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 14

Item 2.            Management's Discussion and Analysis of Financial
                          Condition and Results of Operations
                   -------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in Forward-Looking Statements and elsewhere in this report.

Overview
--------

In the second quarter of 2004, we grew our existing businesses and continued to execute our long-term growth strategies. The quarter included good market acceptance of new products by small and mid-size, international and document messaging technologies customers and ongoing integration of acquisitions such as DDD Company (DDD) and International Mail Express, Inc. (IMEX). This is consistent with our plan to grow by enhancing the core businesses and expanding our market presence through strategic acquisitions. The acquisition of Group 1 Software, Inc. (Group 1), which was completed on July 20, 2004, is the latest example of our strategy to grow our share of the $250 billion global mail and document management markets. This acquisition will help us expand our global reach; grow our mailstream participation; and lay the foundation for profitable expansion into the customer communication market.

Revenue increased 6% in the second quarter of 2004 to $1.21 billion compared with the second quarter of 2003 driven by organic growth in our Global Mailstream Solutions and Global Enterprise Solutions segments, the favorable impact of foreign currency, the acquisitions of DDD and IMEX, and higher revenue at Capital Services. Net income increased 13% in the second quarter of 2004 to $134.7 million compared with the second quarter of 2003. Diluted earnings per share increased to 58 cents in the second quarter of 2004 from 50 cents in the second quarter of 2003. During the second quarter of 2004, we took several actions as part of our previously announced restructuring program. Net income for the second quarter of 2004 and 2003, was reduced by pre-tax restructuring charges of $16 million and $32 million, respectively, or 4 cents and 9 cents, respectively, per diluted share relating to these actions. Second quarter 2004 diluted earnings per share included 3 cents per diluted share from non-core Capital Services operations compared with 4 cents per diluted share in the second quarter of 2003.

See Results of Continuing Operations - second quarter of 2004 vs. second quarter of 2003 below for a more detailed discussion of our results of operations.

Results of Continuing Operations - second quarter of 2004 vs. second quarter of
-------------------------------------------------------------------------------
2003
----


Business segment results

The following table shows revenue and earnings before interest and taxes (EBIT) by business segment for the three months ended June 30, 2004 and 2003:

(Dollars in millions)                                 Revenue                                         EBIT
                                    -----------------------------------------    -----------------------------------------
                                            Three months ended June 30,                   Three months ended June 30,
                                    -----------------------------------------    -----------------------------------------
                                           2004           2003       % change           2004           2003       % change
                                    -----------    -----------    -----------    -----------    -----------    -----------
Global Mailstream Solutions......   $       821    $       783             5%    $       257    $       246             4%
Global Enterprise Solutions......           334            313             7%             21             19            15%
Capital Services.................            51             38            35%             25             25             1%
                                    -----------    -----------    -----------    -----------    -----------    -----------
Total............................   $     1,206    $     1,134             6%    $       303    $       290             4%
                                    ===========    ===========    ===========    ===========    ===========    ===========

During the second quarter of 2004, Global Mailstream Solutions revenue grew 5% and EBIT grew 4%. Global Mailstream Solutions continued to experience strong growth in its small business solutions and had double-digit growth in its supplies and presort mail services. The quarter's revenue trends also reflect the ongoing change in mix of the product line, where a greater percentage of the revenue is coming from more fully featured smaller systems, supplies, payment solutions, software and services and less from larger system sales. Non-U.S. revenue again experienced strong organic growth and favorable foreign currency exchange rates. All of the major markets in Asia and Europe had positive revenue growth, including Germany, which has experienced improving business trends.

During the second quarter of 2004, Global Enterprise Solutions revenue grew 7% and EBIT grew 15%. Pitney Bowes Management Services (PBMS) reported revenue of $264 million, a 5% increase over the prior year with improved margins on a sequential basis. The increase in revenue was driven primarily by the acquisition of DDD in 2003. There appeared to be improving demand during the quarter for document management services in several key vertical markets, including the government, legal and financial markets. Document Messaging Technologies (DMT) reported revenue growth of 15% to $70 million for the quarter, with improved margins over the prior year. DMT benefited from the large backlog of orders generated in previous quarters, in addition to the ongoing customer demand for the company's industry leading inserting systems, such as APSTM and FlowmasterTM inserters. There was also strong growth during the quarter in software solutions offerings.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 15

During the second quarter of 2004, revenue increased 35% and EBIT increased 1% in the Capital Services segment. Revenue and EBIT were favorably impacted by sale of non-core lease assets. These asset sales contributed approximately 40% and 9% to segment revenue and EBIT respectively. These asset sales are consistent with our ongoing planned strategy to reduce our exposure to non-core, long-term financing on an economically advantageous basis. Second quarter 2004 diluted earnings per share included 3 cents per diluted share from non-core Capital Services operations compared with 4 cents per diluted share in the second quarter of 2003.

Revenue by source

Second quarter 2004 revenue included $338.4 million from sales, up 3% from $327.8 million in the second quarter of 2003 due primarily to strong DMT and supplies sales and the favorable impact of foreign currency; $200.6 million from rentals, up 4% from $193.7 million due primarily to the favorable impact of foreign currency and an increase in the meter population; $307.6 million from business services, up 10% from $279.3 million due primarily to the acquisition of DDD and growth in presort operations; $160.0 million from support services, up 5% from $152.8 million due primarily to the favorable impact of foreign currency and an increase in the service contract base; $158.6 million from core financing, up 4% from $152.9 million due primarily to strong growth in postal payment products; and $40.7 million from non-core financing, up 48% from $27.4 million due to the sale of non-core assets.

Costs and expenses

Cost of sales decreased to 44.9% of sales revenue in the second quarter of 2004 compared with 45.0% in the second quarter of 2003.

Cost of rentals decreased to 21.5% of related revenue in the second quarter of 2004 compared with 22.5% in the second quarter of 2003 due primarily to lower repair costs resulting from the shift from electronic to digital meters.

Cost of business services as a percentage of business services revenue was 82.2% in the second quarter of 2004 and 2003.

Cost of support services increased to 53.2% of related revenue in the second quarter of 2004 compared with 52.9% in the second quarter of 2003 due to the increase in mix of lower margin international support services revenue.

Cost of non-core financing in the second quarter of 2004 relates to the sale of a non-core Capital Services operating lease.

Selling, general and administrative expenses decreased to 30.3% of revenue in the second quarter of 2004 compared with 30.7% in the second quarter of 2003 reflecting our continuing emphasis on controlling operating expenses, partially offset by costs associated with investments in infrastructure improvements, and growth initiatives.

Research and development expenses decreased to $38.9 million in the second quarter of 2004 from $39.0 million in the second quarter of 2003. Our investment in research and development reflects our commitment to developing new technologies and enhanced mailing and software products.

Net interest expense increased to $41.7 million in the second quarter of 2004 from $40.2 million in the second quarter of 2003. The increase was due to higher average interest costs and the consolidation of PBG partially offset by lower average borrowings during the second quarter of 2004 compared with the second quarter of 2003.

The effective tax rate for the second quarter of 2004 was 31.9% compared with 31.3% in the second quarter of 2003. The effective tax rates for the second quarter of 2004 and 2003 included tax benefits of .3% and .7%, respectively, from restructuring charges. The increase in the 2004 effective tax rate also reflects the impact of our strategy to cease originating large-ticket, structured, third-party financing of non-core assets.

Results of Continuing Operations - six months of 2004 vs. six months of 2003
----------------------------------------------------------------------------

For the first six months of 2004 compared with the same period of 2003, revenue increased 7% to $2.4 billion, and net income increased 12% to $261.3 million. Net income for the first six months of 2004 and 2003 was reduced by pre-tax restructuring charges of $31.3 million (9 cents per diluted share) and $53.4 million (14 cents per diluted share). The factors that affected revenue and EBIT for the six months ended June 30, 2004 compared with the same period of 2003 included those cited for the second quarter of 2004 versus 2003.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 16

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

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Our ownership of the equity of PBG Capital Partners LLC (PBG) qualifies as a variable interest entity under FIN No. 46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. We adopted the provisions of FIN No. 46 effective March 31, 2004. As a result, we consolidated the operations of PBG on March 31, 2004. Prior to March 31, 2004, we accounted for PBG under the equity method of accounting. PBG's minority interest of $70 million is included in other noncurrent liabilities in the Consolidated Balance Sheets at June 30, 2004. PBG's nonrecourse debt of $174 million is included in long-term debt and notes payable and current portion of long-term obligations in the Consolidated Balance Sheets at June 30, 2004. The consolidation of PBG did not have a material impact on our results of operations or cash flows.

In December 2003, FAS No. 132 (Revised), "Employer's Disclosure about Pensions and Other Postretirement Benefits," was issued. FAS No. 132 (Revised) retains the disclosure requirements of the original pronouncement and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. The provisions of FAS No. 132 (Revised) were effective for fiscal years ending after December 15, 2003, except for certain disclosures which are effective for fiscal years ending after June 15, 2004. See Note 14 to the consolidated financial statements.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The provisions of FSP No. 106-2 are effective July 1, 2004. We are currently evaluating the provisions of this statement, including whether the benefits provided by our nonpension postretirement benefit plans are actuarially equivalent to Medicare Part D under the Act.

Restructuring Charges
---------------------

In January 2003, we announced that we would undertake restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. We continue to review the anticipated cost and timing of these restructuring initiatives and currently estimate the total pre-tax cost of these restructuring initiatives will be about $200 million ($125 million after tax). As we continue to finalize our restructuring plans, the ultimate amount and timing of the restructuring charges may differ from our current estimates. The charges related to these restructuring initiatives will be recorded as the various initiatives take effect.

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

In connection with this plan, we recorded pre-tax restructuring charges of $16.2 million and $32.1 million for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, pre-tax restructuring charges were $31.3 million and $53.4 million, respectively. The pre-tax restructuring charges are composed of:

(Dollars in millions)                       Three Months Ended June 30,      Six Months Ended June 30,
                                            ---------------------------     ---------------------------
                                                   2004            2003            2004            2003
                                            -----------     -----------     -----------     -----------

Severance and benefit costs............     $       5.2     $      29.2     $      18.1     $      47.6
Asset impairments......................             8.1             0.2             9.4             0.7
Other exit costs.......................             2.9             2.7             3.8             5.1
                                            -----------     -----------     -----------     -----------
  Total................................     $      16.2     $      32.1     $      31.3     $      53.4
                                            ===========     ===========     ===========     ===========

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 17

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 1,800 employees worldwide from the inception of this plan through June 30, 2004 and expected future workforce reductions of approximately 600 employees. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 66% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments relate primarily to the write-down of capitalized pre-implementation system costs. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

Accrued restructuring charges at June 30, 2004 are composed of the following:

(Dollars in millions)                   Balance at                                                               Ending balance
                                        January 1,         Restructuring             Cash        Non-cash           at June 30,
                                              2004               charges         payments         charges                  2004
                                    --------------     -----------------     ------------    ------------    ------------------

Severance and
 benefit costs..................    $         27.5     $            18.1     $      (27.1)   $          -    $             18.5
Asset impairments...............                 -                   9.4                -            (9.4)                    -
Other exit costs................               4.7                   3.8             (3.1)              -                   5.4
                                    --------------     -----------------     ------------    ------------    ------------------
                                    $         32.2     $            31.3     $      (30.2)   $       (9.4)   $             23.9
                                    ==============     =================     ============    ============    ==================

Acquisitions
------------

On May 21, 2004, we acquired substantially all of the assets of IMEX for a net purchase price of $29 million of cash. The results of IMEX's operations have been included in the consolidated financial statements since the date of acquisition. IMEX consolidates letters and flat-sized mail headed to international addresses to reduce postage costs and expedite delivery.

In October 2003, we acquired DDD for a net purchase price of $49.5 million, which consisted of approximately $24.8 million of cash and the issuance of common stock valued at $24.7 million. DDD offers a broad array of services including, fulfillment services, secure mail processing, manager services, logistics support, and record and information management.

We accounted for the acquisitions of IMEX and DDD under the purchase method and accordingly, the operating results of IMEX and DDD have been included in our consolidated financial statements since the date of acquisition. The acquisition of IMEX and DDD did not materially impact net income for the three and six months ended June 30, 2004.

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

Liquidity and Capital Resources
-------------------------------

Our ratio of current assets to current liabilities decreased to .84 to 1 at June 30, 2004 compared with .95 to 1 at December 31, 2003. The decrease in this ratio was due primarily to the reclassification of long-term debt to short-term debt.

The following table summarizes our cash flows for the six months ended June 30, 2004 and 2003:

(Dollars in thousands)                             Six Months Ended June 30,
                                                 ----------------------------
                                                         2004            2003
                                                 ------------    ------------
Cash provided by (used in):
Operating activities..........................   $    513,962    $    425,836
Investing activities..........................       (163,988)         (1,981)
Financing activities..........................       (354,788)       (390,036)
Effect of exchange rate changes on cash.......          2,664           9,192
                                                 ------------    ------------
 Net change in cash and cash equivalents......   $     (2,150)   $     43,011
                                                 ============    ============

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in working capital. Net cash used in investing activities consisted primarily of capital expenditures net of proceeds from the sale of non-core Capital Services assets. Net cash used in financing activities consisted primarily of stock repurchases, dividends paid to stockholders and a decrease in total debt.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 18

The ratio of total debt to total debt and stockholders' equity was 76.1% and 76.7% at June 30, 2004 and December 31, 2003, respectively. Including the preferred stockholders' equity in a subsidiary company as debt, the ratio of total debt to total debt and stockholders' equity was 77.6% and 78.1% at June 30, 2004 and December 31, 2003, respectively. The decrease in this ratio was driven by a reduction of recourse debt, favorable foreign currency translation adjustments and net income, offset by the $135 million repurchase of 3.2 million shares of common stock during the six months ended June 30, 2004, the payment of common stock dividends, and the consolidation of PBG's nonrecourse debt.

Financings and Capitalization
-----------------------------

At June 30, 2004, $456 million remained available under the shelf registration statement filed in October 2001 with the Securities and Exchange Commission, permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. In April 2003, as part of this shelf registration statement, we established a medium-term note program for the issuance of up to $1.38 billion in aggregate principal, representing the remaining amount available on the shelf at that time.

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

In accordance with the provisions of FIN No. 46, we consolidated PBG's nonrecourse debt on March 31, 2004.

We believe our financing needs for the next 12 months can be met with cash generated internally, debt issued under new and existing shelf registration statements and our existing commercial paper programs. In addition, we maintain a back-up credit facility for our commercial paper program.

Capital Expenditures
--------------------

During the first six months of 2004, capital expenditures included $87.3 million in net additions to property, plant and equipment and $59.5 million in net additions to rental equipment and related inventories compared with $82.4 million and $56.0 million, respectively, in the same period in 2003.

We expect capital expenditures for the remainder of 2004 to be approximately the same as the prior year. These investments will also be affected by the timing of our customers' transition to digital meters.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 19

Investment in commercial passenger and cargo aircraft leasing transactions
--------------------------------------------------------------------------

At June 30, 2004 and December 31, 2003, our net investment in commercial passenger and cargo aircraft leasing transactions was $291 million and $298 million, respectively, which is composed of transactions with U.S. airlines of $33 million and $41 million, respectively, and foreign airlines of $258 million and $257 million, respectively. There have been no significant changes to the net investment in commercial passenger and cargo aircraft leasing transactions disclosure from our 2003 Annual Report on Form 10-K. Our net investment in commercial passenger and cargo aircraft leasing portfolio is composed of investments in leveraged lease transactions, direct financing lease transactions and a portion of our investment in PBG. Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) our inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover our net investment; and/or (3) in the case of the leveraged lease portfolio, the default of an equity defeasance or other third party credit arrangements. At June 30, 2004 and December 31, 2003, approximately 43% and 42%, respectively, of our remaining net investment in commercial passenger and cargo aircraft leasing investments is further secured by approximately $126 million and $125 million, respectively, of equity defeasance accounts or third party credit arrangements.

Capital Services portfolio
--------------------------

Our investment in Capital Services lease related assets included in our Consolidated Balance Sheets is composed of the following:

(Dollars in millions)                                   June 30,    December 31,
                                                            2004            2003
                                                    ------------    ------------
Leveraged leases................................    $      1,541    $      1,535
Finance receivables (1).........................             683             450
Other assets (1)................................               -              51
Rental equipment (1)............................              56              18
                                                    ------------    ------------
Total...........................................    $      2,280    $      2,054
                                                    ============    ============

(1) On March 31, 2004 we adopted the provisions of FIN No. 46 and consolidated the assets and liabilities of PBG. Accordingly, the increase in finance receivables and rental equipment at June 30, 2004 reflects the consolidated assets of PBG. Other assets at December 31, 2003 represented our investment in PBG, which at that time was accounted for under the equity method of accounting. See Note 2 to the consolidated financial statements for further details on the impact of adopting FIN No. 46.

The investment in leveraged leases included in our Consolidated Balance Sheets is diversified across the following types of assets:

(Dollars in millions)                                   June 30,    December 31,
                                                            2004            2003
                                                    ------------    ------------
Postal equipment................................    $        349    $        338
Locomotives and rail cars.......................             345             360
Commercial aircraft.............................             281             279
Commercial real estate..........................             239             236
Telecommunications..............................             140             139
Rail and bus....................................             133             132
Shipping and handling...........................              54              51
                                                    ------------    ------------
Total leveraged leases..........................    $      1,541    $      1,535
                                                    ============    ============

At June 30, 2004 and December 31, 2003, our leveraged lease investment in commercial real estate facilities included approximately $90 million and $88 million, respectively, related to leases of corporate facilities to four U.S. telecommunication entities, of which $74 million and $73 million, respectively, is with lessees that are highly rated.

Additionally, our leveraged lease investment in telecommunications equipment represents leases to three highly rated international telecommunication entities. At June 30, 2004 and December 31, 2003, approximately 84% of this portfolio is further secured by equity defeasance accounts or other third party credit arrangements.

At June 30, 2004 and December 31, 2003, approximately 51% of our total leveraged lease portfolio is further secured by equity defeasance accounts or other third party credit arrangements. In addition, at June 30, 2004 and December 31, 2003, approximately 20% of the remaining leveraged lease portfolio represents leases to highly rated government related organizations which have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 20

Finance receivables are composed of the following:

(Dollars in millions)                                   June 30,    December 31,
                                                            2004            2003
                                                    ------------    ------------
Assets held for sale...........................     $         19    $         21
Single investor leases:
 Large ticket single investor leases (1).......              376             157
 Imagistics lease portfolio....................              288             272
                                                    ------------    ------------
Total..........................................     $        683    $        450
                                                    ============    ============

(1)  The increase in large ticket single investor leases at June 30, 2004 reflects the consolidated assets of PBG. See Note 2 to the consolidated financial statements for further details on the impact of adopting FIN No. 46.

Subsequent Events
-----------------

On July 20, 2004, we completed the acquisition of Group 1 for a net purchase price of $321 million of cash. Group 1 is an industry leader in software that enhances mailing efficiency, data quality and customer communications. Group 1 will operate within the Global Enterprise Solutions segment.

Regulatory Matters
------------------

There have been no significant changes to the regulatory matters disclosed in our 2003 Annual Report to Stockholders on Form 10-K.

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

The IRS is in the process of completing its examination of our tax returns for the 1995 to 2000 tax years and has issued a notice of proposed adjustment with respect to a Capital Services leasing transaction entered into in 1998. Specifically, the IRS is proposing to disallow certain expenses claimed as deductions on the 1998 through 2000 tax returns. We anticipate receiving similar notices for other leasing transactions entered into during the audit period. The IRS will likely make similar claims for years subsequent to 2000 in future audits with respect to these transactions. The IRS may propose penalties on us with respect to all periods that have been examined.

In addition, in June 2004, the Canada Revenue Agency (CRA) proposed an adjustment for the 1996 to 1999 tax years, relating to intercompany loan transactions. The CRA may propose penalties on us with respect to all periods that have been examined.

We vigorously disagree with the proposed adjustments and intend to aggressively contest these matters through applicable IRS, CRA and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, we have provided for our best estimate of the probable tax liability for these matters and believe that the resolution of these matters will not have a material effect on our results of operations, financial position or cash flows. However, an unfavorable resolution could have a material effect on our results of operations, financial position or cash flows.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 21

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our 2003 Annual Report to Stockholders on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part II - Other Information
                           ---------------------------

Item 1:  Legal Proceedings

This Item updates the legal proceedings more fully described in our 2003 Annual Report on Form 10-K, dated March 9, 2004. On May 25, 2004, in Boston Reed v.
                                                              --------------
Pitney Bowes, et al. (Superior Court of California, County of Napa, filed
--------------------
January 16, 2002), the plaintiff filed a notice of appeal from the California court's order granting our motion for summary judgment.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 22

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Share Repurchases

We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market.

In November 2002, the Board of Directors of Pitney Bowes authorized $300 million for repurchases of its outstanding shares of common stock on the open market during the subsequent 12 to 24 months. We repurchased 5.4 million shares during the year ended December 31, 2003 for a total price of $200 million under the November 2002 program leaving $100 million remaining for future repurchases under this program. We repurchased 2.4 million shares during the six months ended June 30, 2004 for a total price of $100 million under this program.

On May 10, 2004, the Board of Directors of Pitney Bowes authorized $300 million for repurchases of its outstanding shares of common stock on the open market during the subsequent 12 to 24 months. We repurchased 0.8 million shares during the three months ended June 30, 2004 for a total price of $35 million under the May 2004 program leaving $265 million remaining for future repurchases under this program.

Company Purchases of Equity Securities

The following table summarizes our share repurchase activity for the six months ended June 30, 2004:

                                                                       Total number of      Approximate dollar value
                                Total number     Average price     shares purchased as        of shares that may yet
                                   of shares          paid per        part of publicly        be purchased under the
Period                             purchased             share         announced plans          plans (in thousands)
                               -------------    --------------    --------------------    --------------------------
November 2002 Program
---------------------
January 2004..............                 -                 -                       -                      $100,000
February 2004.............           736,100            $41.12                 736,100                       $70,000
March 2004................         1,575,143            $41.73               1,575,143                        $4,000
April 2004................                 -                 -                       -                        $4,000
May 2004..................            92,644            $43.17                  92,644                            $0
                               -------------                      --------------------
                                   2,403,887                                 2,403,887

May 2004 Program
----------------
May 2004..................           230,056            $42.94                 230,056                      $290,120
June 2004.................           569,519            $44.11                 569,519                      $265,000
                               -------------                      --------------------
                                     799,575                                   799,575

  Total repurchases                3,203,462                                 3,203,462
                               =============                      ====================


Item 4: Submission of Matters to a Vote of Security Holders

Below are the final results of the voting at the annual meeting of Stockholders held on May 10, 2004:

Proposal 1 - Election of Directors

          Nominee                         For                      Withheld
     --------------------          -----------------          -----------------
      Linda G. Alvarado               194,322,170                 4,336,120
      Ernie Green                     192,012,844                 6,645,446
      John S. McFarlane               195,082,750                 3,575,540
      Eduardo R. Menasce              195,106,164                 3,552,126

Proposal 2 - Ratification of PricewaterhouseCoopers LLP as Independent Auditors for 2004

             For                        Against                    Abstain
     --------------------          -----------------          -----------------
      190,952,995                       6,356,203                 1,349,092

Proposal 3 - Stockholder Proposal relating to Political Contributions

               For                      Against                    Abstain
     --------------------          -----------------          -----------------
       20,861,948                     138,413,373                14,164,502

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 23

The following other directors continued their term of office after the annual meeting:

      Colin G. Campbell                        James H. Keyes
      Michael J. Critelli                      David L. Shedlarz
      Jessica P. Einhorn                       Michael I. Roth
      Herbert L. Henkel                        Robert E. Weissman

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

     Reg. S-K
     Exhibits     Description
     --------     --------------------------------------------------------------

         (12)     Computation of ratio of earnings to fixed charges

       (31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       (31.2) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       (32.1)     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350

       (32.2)     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

(b) Reports on Form 8-K

      On April 13, 2004, the company filed a current report on Form 8-K pursuant to Items 5 and 7 thereof, reporting the Press Release dated April 13, 2004 regarding its announcement to acquire Group 1 Software, Inc.

      On April 26, 2004, the company filed a current report on Form 8-K pursuant to Items 9 and 12 thereof, reporting the Press Release dated April 26, 2004 regarding its financial results for the quarter ended March 31, 2004.

      On May 17, 2004, the company filed a current report on Form 8-K pursuant to Items 7 and 11 thereof, reporting the memorandum to directors and executive officers dated May 14, 2004 regarding the temporary suspension of trading under the company's employee benefit plans.

      On May 24, 2004, the company filed a current report on Form 8-K pursuant to Items 5 and 7 thereof, reporting the Press Release dated May 21, 2004 regarding its acquisition of International Mail Express, Inc.

Pitney Bowes Inc. - Form 10-Q
Six Months Ended June 30, 2004
Page 24



                          Signatures
                          ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                          PITNEY BOWES INC.




August 5, 2004




                          /s/ B. P. Nolop
                          -----------------------------
                          B. P. Nolop
                          Executive Vice President and
                          Chief Financial Officer
                          (Principal Financial Officer)



                          /s/ J. R. Catapano
                          ------------------------------
                          J. R. Catapano
                          Controller
                          (Principal Accounting Officer)

                          Exhibit Index
                          -------------




Reg. S-K
Exhibits       Description
--------       -----------------------------------------------------------------

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