Form 10-Q
period 2004-09-30
PITNEY BOWES INC /DE/
filed 2004-11-08
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-Q




 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares of common stock, $1 par value, outstanding as of October 22, 2004 was 230,619,759.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 2


                                Pitney Bowes Inc.
                                      Index
                                -----------------
                                                                     Page Number
                                                                     -----------
Part I - Financial Information:

  Item 1: Financial Statements

    Consolidated Statements of Income (Unaudited) - Three and
        Nine Months Ended September 30, 2004 and 2003.................         3

    Consolidated Balance Sheets - September 30, 2004 (Unaudited)
        and December 31, 2003.........................................         4

    Consolidated Statements of Cash Flows (Unaudited) - Nine
        Months Ended September 30, 2004 and 2003......................         5

    Notes to Consolidated Financial Statements........................    6 - 15

  Item 2: Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............   16 - 23

  Item 3: Quantitative and Qualitative Disclosures about
            Market Risk...............................................        23

  Item 4: Controls and Procedures.....................................        23

Part II - Other Information:

  Item 1: Legal Proceedings...........................................   23 - 24

  Item 2: Unregistered Sales of Equity Securities
            and Use of Proceeds.......................................        24

  Item 6: Exhibits....................................................        24

Signatures ...........................................................        25

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 3
                                                Part I - Financial Information

                                                       Pitney Bowes Inc.
Item 1. Financial Statements                   Consolidated Statements of Income
                                                          (Unaudited)
                                               ---------------------------------

(Dollars in thousands, except per share data)             Three Months Ended                    Nine Months Ended
                                                             September 30,                         September 30,
                                                    -------------------------------       -------------------------------
                                                             2004              2003                2004              2003
                                                    -------------     -------------       -------------      ------------
Revenue from:
   Sales.......................................     $     346,397     $     322,123       $   1,016,199      $    940,777
   Rentals.....................................           199,768           196,442             601,841           586,423
   Business services...........................           316,462           275,809             924,743           827,729
   Support services............................           177,480           159,329             497,925           461,041
   Core financing..............................           158,181           152,134             475,197           456,691
   Non-core financing..........................            19,234            31,312              79,440            89,175
                                                    -------------     -------------       -------------      ------------

       Total revenue...........................         1,217,522         1,137,149           3,595,345         3,361,836
                                                    -------------     -------------       -------------      ------------

Costs and expenses:
   Cost of sales...............................           152,255           143,792             463,548           431,268
   Cost of rentals.............................            39,193            42,459             123,970           127,567
   Cost of business services...................           262,843           227,821             761,425           680,143
   Cost of support services....................            89,923            82,701             260,660           241,863
   Cost of non-core financing..................                 -                 -              13,017                 -
   Selling, general and administrative.........           372,424           349,368           1,099,474         1,039,170
   Research and development....................            42,629            35,004             117,563           109,763
   Restructuring charges (Note 9)..............            15,582            43,109              46,854            96,465
   Interest, net...............................            42,035            41,101             124,227           124,560
                                                    -------------     -------------       -------------      ------------

       Total costs and expenses................         1,016,884           965,355           3,010,738         2,850,799
                                                    -------------     -------------       -------------      ------------

Income before income taxes.....................           200,638           171,794             584,607           511,037
Provision for income taxes.....................            64,122            53,340             186,779           159,784
                                                    -------------     -------------       -------------      ------------

Net income.....................................     $     136,516     $     118,454       $     397,828      $    351,253
                                                    =============     =============       =============      ============

Basic earnings per share.......................     $         .59     $         .51       $        1.72      $       1.50
                                                    =============     =============       =============      ============

Diluted earnings per share.....................     $         .58     $         .50       $        1.70      $       1.49
                                                    =============     =============       =============      ============

Dividends declared per share of common stock...     $        .305     $         .30       $        .915      $        .90
                                                    =============     =============       =============      ============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 4
                                Pitney Bowes Inc.
                           Consolidated Balance Sheets
                           ---------------------------

                                                                  September 30,       December 31,
(Dollars in thousands, except share data)                                  2004               2003
                                                                ---------------    ---------------
                                                                    (Unaudited)
Assets
------
Current assets:
     Cash and cash equivalents................................  $       346,522    $       293,812
     Short-term investments, at cost which
         approximates market..................................            3,758                 28
     Accounts receivable, less allowances:
         9/04, $37,632; 12/03, $39,778........................          495,414            459,106
     Finance receivables, less allowances:
         9/04, $69,382; 12/03, $62,269........................        1,355,727          1,358,691
     Inventories (Note 3).....................................          214,396            209,527
     Other current assets and prepayments.....................          199,912            192,011
                                                                ---------------   ----------------
         Total current assets.................................        2,615,729          2,513,175

Property, plant and equipment, net (Note 4)...................          680,048            653,661
Rental equipment and related inventories, net (Note 4)........          458,604            414,341
Property leased under capital leases, net (Note 4)............            2,243              2,230
Long-term finance receivables, less allowances:
     9/04, $105,089; 12/03, $78,915...........................        1,794,556          1,654,419
Investment in leveraged leases................................        1,554,844          1,534,864
Goodwill (Note 11)............................................        1,298,944            956,284
Intangible assets, net (Note 11)..............................          289,776            203,606
Other assets..................................................          850,267            958,808
                                                                ---------------    ---------------

Total assets..................................................  $     9,545,011    $     8,891,388
                                                                ===============    ===============

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities.................  $     1,320,799    $     1,392,597
     Income taxes payable.....................................          205,363            154,799
     Notes payable and current portion of
         long-term obligations................................        1,097,551            728,658
     Advance billings.........................................          404,012            370,915
                                                                ---------------    ---------------
         Total current liabilities............................        3,027,725          2,646,969

Deferred taxes on income......................................        1,760,054          1,659,226
Long-term debt (Note 5).......................................        2,823,286          2,840,943
Other noncurrent liabilities..................................          405,784            346,888
                                                                ---------------    ---------------
         Total liabilities....................................        8,016,849          7,494,026
                                                                ---------------    ---------------

Preferred stockholders' equity in a subsidiary company........          310,000            310,000

Stockholders' equity:
     Cumulative preferred stock, $50 par
         value, 4% convertible................................               19                 19
     Cumulative preference stock, no par
         value, $2.12 convertible.............................            1,255              1,315
     Common stock, $1 par value...............................          323,338            323,338
     Retained earnings........................................        4,223,052          4,057,654
     Accumulated other comprehensive income (Note 8)..........           72,674             18,063
     Treasury stock, at cost..................................       (3,402,176)        (3,313,027)
                                                                ---------------    ---------------
         Total stockholders' equity...........................        1,218,162          1,087,362
                                                                ---------------    ---------------

Total liabilities and stockholders' equity....................  $     9,545,011    $     8,891,388
                                                                ===============    ===============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 5

                                Pitney Bowes Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                      -------------------------------------

(Dollars in thousands)                                                Nine Months Ended September 30,
                                                                    ----------------------------------
                                                                               2004               2003
                                                                    ---------------    ---------------
Cash flows from operating activities:
    Net income....................................................  $       397,828    $       351,253
    Nonrecurring charges, net.....................................           29,991             61,738
    Nonrecurring payments.........................................          (44,848)           (41,754)
    Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization............................          225,737            212,883
         Increase in deferred taxes on income.....................          104,200             60,749
         Change in assets and liabilities, net
          of effects of acquisitions:
             Accounts receivable..................................             (519)            (4,085)
             Net investment in internal finance receivables.......           10,656             (1,105)
             Inventories..........................................             (621)            (7,838)
             Other current assets and prepayments.................           (4,192)           (11,366)
             Accounts payable and accrued liabilities.............          (31,418)           (26,428)
             Income taxes payable.................................           53,574             89,324
             Advanced billings....................................           (2,392)             3,311
             Other, net...........................................          (10,178)           (10,839)
                                                                    ---------------    ---------------

             Net cash provided by operating activities............          727,818            675,843
                                                                    ---------------    ---------------

Cash flows from investing activities:
    Short-term investments........................................           (1,711)            (1,781)
    Capital expenditures..........................................         (226,225)          (214,138)
    Net investment in capital services............................           76,650            208,455
    Investment in leveraged leases................................          (31,938)            78,800
    Reserve account deposits......................................           23,115             32,139
    Acquisitions, net of cash acquired............................         (358,361)                 -
    Other investing activities....................................          (21,049)           (70,713)
                                                                    ---------------    ---------------

             Net cash (used in) provided by investing activities..         (539,519)            32,762
                                                                    ---------------    ---------------

Cash flows from financing activities:
    Increase (decrease) in notes payable, net.....................          139,610           (598,651)
    Proceeds from long-term obligations...........................          348,869          1,025,985
    Principal payments on long-term obligations...................         (328,961)          (860,016)
    Proceeds from issuance of stock...............................           51,591             39,836
    Stock repurchases.............................................         (175,004)          (140,016)
    Dividends paid................................................         (211,903)          (210,974)
                                                                    ---------------    ---------------

             Net cash used in financing activities................         (175,798)          (743,836)
                                                                    ---------------    ---------------

Effect of exchange rate changes on cash...........................            3,589              5,329
                                                                    ---------------    ---------------

Increase (decrease) in cash and cash equivalents..................           16,090            (29,902)

Cash from consolidation of PBG Capital Partners LLC...............           36,620                  -

Cash and cash equivalents at beginning of period..................          293,812            315,156
                                                                    ---------------    ---------------

Cash and cash equivalents at end of period........................  $       346,522    $       285,254
                                                                    ===============    ===============

Interest paid.....................................................  $       130,921    $       144,634
                                                                    ===============    ===============

Income taxes paid, net............................................  $        56,578    $        39,910
                                                                    ===============    ===============

                 See Notes to Consolidated Financial Statements

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 6
                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
Note 1:
-------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of the management of Pitney Bowes Inc. (the company), all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at September 30, 2004 and December 31, 2003, the results of its operations for the three and nine months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003 have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2004. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company's 2003 Annual Report to Stockholders on Form 10-K. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

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

The company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense has been recognized for its U.S. and U.K. Stock Option Plans (ESP) or its U.S. and U.K. Employee Stock Purchase Plans (ESPP), except for the compensation expense recorded for its performance-based awards under the ESP and the Directors' Stock Plan. If the company had elected to recognize compensation expense based on the fair value method as prescribed by FAS No. 123, net income and earnings per share for the three and nine months ended September 30, 2004 and 2003 would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share data)                     Three Months Ended               Nine Months Ended
                                                                     September 30,                    September 30,
                                                            ------------------------------    ------------------------------
                                                                     2004             2003             2004             2003
                                                            -------------    -------------    -------------    -------------
Net Income
  As reported..........................................     $     136,516    $     118,454    $     397,828    $     351,253
  Deduct: Stock-based employee compensation
  expense determined under fair value method for
  all awards, net of related tax effects...............            (4,440)          (5,317)         (13,033)         (15,330)
                                                            -------------    -------------    -------------    -------------
  Pro forma............................................     $     132,076    $     113,137    $     384,795    $     335,923
                                                            =============    =============    =============    =============

Basic earnings per share
  As reported..........................................     $         .59    $         .51    $        1.72    $        1.50
  Pro forma............................................     $         .57    $         .49    $        1.66    $        1.43

Diluted earnings per share
  As reported..........................................     $         .58    $         .50    $        1.70    $        1.49
  Pro forma............................................     $         .56    $         .48    $        1.64    $        1.42

The fair value of each stock option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                              Three and Nine Months Ended
                                                                     September 30,
                                                            ------------------------------
                                                                     2004             2003
                                                            -------------    -------------
Expected dividend yield................................              2.9%             3.4%
Expected stock price volatility........................               23%              30%
Risk-free interest rate................................                3%               3%
Expected life (years)..................................                5                5

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 7

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The company's ownership of the equity of PBG Capital Partners LLC (PBG) qualifies as a variable interest entity under FIN No.
46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. The company adopted the provisions of FIN No. 46 effective March 31, 2004. As a result, the company consolidated the operations of PBG on March 31, 2004. Prior to March 31, 2004, the company accounted for PBG under the equity method of accounting. PBG's minority interest of $70 million is included in other noncurrent liabilities in the Consolidated Balance Sheet at September 30, 2004. PBG's nonrecourse debt of $167 million is included in long-term debt and notes payable and current portion of long-term obligations in the Consolidated Balance Sheet at September 30, 2004. The consolidation of PBG did not have a material impact on the company's results of operations or cash flows.

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

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan that has concluded that prescription drug benefits available under the plan are actuarially equivalent and thus qualify for the subsidy under the Act. The provisions of FSP No. 106-2 were effective July 1, 2004 for the company. The company has concluded that the prescription drug benefits provided under its nonpension postretirement benefit plans are actuarially equivalent to the prescription drug benefits offered under Medicare Part D. The company adopted the provisions of FSP No. 106-2 on a prospective basis on July 1, 2004. See Note 14 to the consolidated financial statements.

Note 3:
-------
Inventories are composed of the following:

(Dollars in thousands)                           September 30,     December 31,
                                                          2004             2003
                                                 -------------    -------------
Raw materials and work in process..............  $      92,511    $      86,822
Supplies and service parts.....................         64,435           55,159
Finished products..............................         57,450           67,546
                                                 -------------    -------------
Total..........................................  $     214,396    $     209,527
                                                 =============    =============

Note 4:
-------
Fixed assets are composed of the following:

(Dollars in thousands)                           September 30,     December 31,
                                                          2004             2003
                                                 -------------    -------------
Property, plant and equipment..................  $   1,682,966    $   1,617,479
Accumulated depreciation.......................     (1,002,918)        (963,818)
                                                 -------------    -------------
Property, plant and equipment, net.............  $     680,048    $     653,661
                                                 =============    =============

Rental equipment and related inventories.......  $   1,129,190    $   1,103,474
Accumulated depreciation.......................       (670,586)        (689,133)
                                                 -------------    -------------
Rental equipment and related inventories, net..  $     458,604    $     414,341
                                                 =============    =============

Property leased under capital leases...........  $       7,614    $      14,942
Accumulated amortization.......................         (5,371)         (12,712)
                                                 -------------    -------------
Property leased under capital leases, net......  $       2,243    $       2,230
                                                 =============    =============

Depreciation expense was $205.2 million and $193.1 million for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, the company wrote off fully depreciated rental equipment.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 8

Note 5:
-------
In November 2004, the company issued $100 million of unsecured fixed rate notes maturing in August 2014. These notes bear interest at an annual rate of 4.875% and pay interest semi-annually beginning February 2005. This issuance is a reopening of the 4.875% notes due August 2014, originally issued in August 2004. The proceeds from these notes will be used for general corporate purposes, including the repayment of commercial paper and the repurchase of company stock.

At September 30, 2004, $105.8 million remained available under the shelf registration statement filed in October 2001 with the Securities and Exchange Commission, permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. In April 2003, as part of this shelf registration statement, the company established a medium-term note program for the issuance of up to $1.38 billion in aggregate principal, representing the remaining amount available on the shelf at that time.

In August 2004, the company issued $350 million of unsecured fixed rate notes maturing in August 2014. These notes bear interest at an annual rate of 4.875% and pay interest semi-annually beginning February 2005. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, financing of acquisitions and the repurchase of company stock.

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

Note 6:
-------
A reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2004 and 2003 is as follows (in thousands, except per share data):

                                                                 2004                                     2003
                                                 -------------------------------------    -------------------------------------
                                                                                   Per                                      Per
                                                      Income       Shares        Share         Income       Shares        Share
                                                 -----------  -----------  -----------    -----------  -----------  -----------
Net income..................................     $   136,516                              $   118,454
Less:
       Preferred stock dividends............               -                                       (1)
       Preference stock dividends...........             (25)                                     (26)
                                                 -----------  -----------  -----------    -----------  -----------  -----------
Basic earnings per share....................     $   136,491      230,768        $ .59    $   118,427      233,408         $.51
                                                 ===========  ===========  ===========    ===========  ===========  ===========

Effect of dilutive securities:
       Preferred stock......................               -            9                           1            9
       Preference stock.....................              25          773                          26          828
       Stock options........................                        2,117                                    1,737
       Other................................                          130                                      102
                                                 -----------  -----------  -----------    -----------  -----------  -----------
Diluted earnings per share..................     $   136,516      233,797        $ .58    $   118,454      236,084         $.50
                                                 ===========  ===========  ===========    ===========  ===========  ===========

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 9

A reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 2004 and 2003 is as follows (in thousands, except per share data):

                                                                 2004                                     2003
                                                 -------------------------------------    -------------------------------------
                                                                                   Per                                      Per
                                                      Income       Shares        Share         Income       Shares        Share
                                                 -----------  -----------  -----------    -----------  -----------  -----------
Net income..................................     $   397,828                              $   351,253
Less:
       Preferred stock dividends............               -                                       (1)
       Preference stock dividends...........             (75)                                     (81)
                                                 -----------  -----------  -----------    -----------  -----------  -----------
Basic earnings per share....................     $   397,753      231,293        $1.72    $   351,171      234,138        $1.50
                                                 ===========  ===========  ===========    ===========  ===========  ===========

Effect of dilutive securities:
       Preferred stock......................               -            9                           1           11
       Preference stock.....................              75          784                          81          846
       Stock options........................                        2,059                                    1,270
       Other................................                          144                                       47
                                                 -----------  -----------  -----------    -----------  -----------  -----------
Diluted earnings per share..................     $   397,828      234,289        $1.70    $   351,253      236,312        $1.49
                                                 ===========  ===========  ===========    ===========  ===========  ===========

In accordance with FAS No. 128, "Earnings per Share," 1.4 million and 2.8 million common stock equivalent shares for the three months ended September 30, 2004 and 2003, respectively, and 1.7 million and 4.0 million common stock equivalent shares for the nine months ended September 30, 2004 and 2003, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was antidilutive.

Note 7:
-------
Revenue and earnings before interest and taxes (EBIT) by business segment for the three and nine months ended September 30, 2004 and 2003 were as follows:

(Dollars in thousands)                                      Three Months Ended                         Nine Months Ended
                                                               September 30,                             September 30,
                                                   -------------------------------------     -------------------------------------
                                                               2004                 2003                 2004                 2003
                                                   ----------------     ----------------     ----------------     ----------------
Revenue:
  Global Mailstream Solutions...............       $        827,708     $        784,888     $      2,461,730     $      2,312,431
  Global Enterprise Solutions...............                359,998              310,295            1,022,799              928,970
  Capital Services..........................                 29,816               41,966              110,816              120,435
                                                   ----------------     ----------------     ----------------     ----------------

Total revenue...............................       $      1,217,522     $      1,137,149     $      3,595,345     $      3,361,836
                                                   ================     ================     ================     ================


EBIT: (1)
  Global Mailstream Solutions...............       $        259,396     $        247,218     $        765,631     $        726,871
  Global Enterprise Solutions...............                 20,084               19,903               56,306               53,132
  Capital Services..........................                 20,457               25,864               64,899               76,271
                                                   ----------------     ----------------     ----------------     ----------------

Total EBIT..................................                299,937              292,985              886,836              856,274

Unallocated amounts:
  Interest, net.............................                (42,035)             (41,101)            (124,227)            (124,560)
  Corporate expense.........................                (41,682)             (36,981)            (131,148)            (124,212)
  Restructuring charges.....................                (15,582)             (43,109)             (46,854)             (96,465)
                                                   ----------------     ----------------     ----------------     ----------------

Income before income taxes..................       $        200,638     $        171,794     $        584,607     $        511,037
                                                   ================     ================     ================     ================

(1) EBIT excludes general corporate expenses.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 10

Note 8:
-------
Comprehensive income for the three and nine months ended September 30, 2004 and 2003 was as follows:

(Dollars in thousands)                                      Three Months Ended                         Nine Months Ended
                                                               September 30,                             September 30,
                                                   -------------------------------------     -------------------------------------
                                                               2004                 2003                 2004                 2003
                                                   ----------------     ----------------     ----------------     ----------------
Net income..................................       $        136,516     $        118,454     $        397,828     $        351,253
Other comprehensive income (loss),
  net of tax:
  Foreign currency translation
     adjustments............................                 36,666              (21,065)              57,545               65,878
  Net unrealized (loss) gain on
     derivative instruments.................                 (2,580)               3,802               (2,934)              (2,000)
                                                   ----------------     ----------------     ----------------     ----------------
Comprehensive income........................       $        170,602     $        101,191     $        452,439     $        415,131
                                                   ================     ================     ================     ================

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

In connection with this plan, the company recorded pre-tax restructuring charges of $15.6 million and $43.1 million for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, pre-tax restructuring charges were $46.9 million and $96.5 million, respectively. The pre-tax restructuring charges are composed of:

(Dollars in millions)                                       Three Months Ended                         Nine Months Ended
                                                               September 30,                             September 30,
                                                   -------------------------------------     -------------------------------------
                                                               2004                 2003                 2004                 2003
                                                   ----------------     ----------------     ----------------     ----------------
Severance and benefit costs.................       $           12.4     $           17.8     $           30.5     $           65.4
Asset impairments...........................                    1.6                 23.8                 11.0                 24.5
Other exit costs............................                    1.6                  1.5                  5.4                  6.6
                                                   ----------------     ----------------     ----------------     ----------------
  Total.....................................       $           15.6     $           43.1     $           46.9     $           96.5
                                                   ================     ================     ================     ================

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 2,000 employees worldwide from the inception of this plan through September 30, 2004 and expected future workforce reductions of approximately 400 employees. The workforce reductions relate to actions across several of the company's businesses resulting from infrastructure and process improvements and its continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 62% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments for the nine months ended September 30, 2004 relate primarily to the write-down of capitalized pre-implementation system costs. Asset impairments for the nine months ended September 30, 2003 relate primarily to the company's decision to exit its main plant manufacturing facility in Connecticut in connection with its product sourcing and real estate optimization strategy. The fair values of the impaired long-lived assets were determined primarily using probability weighted expected cash flows in accordance with FAS No. 144. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 11

Accrued restructuring charges at September 30, 2004 are composed of the following:

(Dollars in millions)                   Balance at                                                        Ending balance
                                        January 1,     Restructuring            Cash        Non-cash    at September 30,
                                              2004           charges        payments         charges                2004
                                    --------------    --------------    ------------    ------------    ----------------
Severance and
 benefit costs..................    $         27.5    $         30.5    $      (37.1)   $          -    $           20.9
Asset impairments...............                 -              11.0               -           (11.0)                  -
Other exit costs................               4.7               5.4            (7.7)              -                 2.4
                                    --------------    --------------    ------------    ------------    ----------------
                                    $         32.2    $         46.9    $      (44.8)   $      (11.0)   $           23.3
                                    ==============    ==============    ============    ============    ================

Note 10:
--------
Group 1 Software, Inc. (Group 1)

On July 20, 2004, the company completed its acquisition of Group 1 for a net purchase price of $329 million of cash. The results of Group 1's operations have been included in the consolidated financial statements since the date of acquisition. Group 1 is an industry leader in software that enhances mailing efficiency, data quality and customer communications.

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

(Dollars in thousands)
Intangible assets.......................................      $          84,100
Goodwill................................................                292,303
Other, net..............................................                (47,282)
                                                              -----------------
 Purchase price.........................................      $         329,121
                                                              =================

Intangible assets relate primarily to customer relationships, software and trademarks and have a weighted-average useful life of approximately 12 years. The goodwill was assigned to the Global Enterprise Solutions segment. No research and development assets were acquired.

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

(Dollars in thousands)
Intangible assets.......................................      $           9,600
Goodwill................................................                 20,078
Other, net..............................................                   (593)
                                                              -----------------
 Purchase price.........................................      $          29,085
                                                              =================

Intangible assets relate primarily to customer relationships and have a weighted-average useful life of approximately 13 years. The goodwill was assigned to the Global Mailstream Solutions segment. No research and development assets were acquired.

DDD Company (DDD)

On October 23, 2003, the company completed the acquisition of DDD for a net purchase price, following post-closing adjustments, of $48.6 million, which consisted of approximately $24.3 million of cash and the issuance of 585,204 shares of common stock valued at $24.3 million. The value of common shares was determined based on the average market price of common shares over a period of time prior to the completion of the acquisition. The results of DDD's operations have been included in the consolidated financial statements since the date of acquisition. DDD offers a broad array of services, including fulfillment services, secure mail processing, messenger services, logistics support, and record and information management.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 12

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

(Dollars in thousands)
Intangible assets.......................................      $          13,900
Goodwill................................................                 30,287
Other, net..............................................                  4,452
                                                              -----------------
 Purchase price.........................................      $          48,639
                                                              =================

Intangible assets relate primarily to customer relationships and have a weighted-average useful life of approximately 10 years. The goodwill was assigned to the Global Enterprise Solutions segment. No research and development assets were acquired.

Consolidated impact of acquisitions
-----------------------------------
The acquisitions of Group 1, IMEX and DDD increased the company's earnings, but including related financing costs, did not materially impact earnings either on a per share or aggregate basis.

The following unaudited pro forma consolidated results have been prepared as if the acquisitions of Group 1, IMEX and DDD had occurred on January 1, 2003:

(Dollars in thousands)                                    Three Months Ended                        Nine Months Ended
                                                             September 30,                            September 30,
                                                 -------------------------------------    -------------------------------------
                                                              2004                2003                 2004                2003
                                                 -----------------    ----------------    -----------------    ----------------
Total revenue...............................     $       1,224,886    $      1,203,649    $       3,696,507    $      3,561,336

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been completed on January 1, 2003, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma earning results of these acquisitions were not material to earnings on either a per share or an aggregate basis.

During 2004 and 2003, the company also completed several smaller acquisitions, including some of its presort businesses and international dealerships. During 2003, the company also acquired one of its address printing suppliers. The cost of these acquisitions was in the aggregate less than $70 million in each year. These acquisitions did not have a material impact on the company's financial results either individually or on an aggregate basis.

Note 11:
--------
Intangible assets are composed of the following:

(Dollars in thousands)                                     September 30, 2004                       December 31, 2003
                                                 -------------------------------------    -------------------------------------
                                                             Gross                                    Gross
                                                          Carrying         Accumulated             Carrying         Accumulated
                                                            Amount        Amortization               Amount        Amortization
                                                 -----------------    ----------------    -----------------    ----------------
Customer relationships.......................    $         212,190    $         27,774    $         161,655    $         18,002
Mailing software and technology..............              109,523              15,183               63,603               9,519
Trademark and trade names....................               15,452               5,713                8,357               4,067
Non-compete agreements.......................                3,805               2,524                3,496               1,917
                                                 -----------------    ----------------    -----------------    ----------------
Total                                            $         340,970    $         51,194    $         237,111    $         33,505
                                                 =================    ================    =================    ================

Amortization expense for intangible assets for the three months ended September 30, 2004 and 2003 was $6.9 million and $4.4 million, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2004 and 2003 was $16.9 million and $12.0 million, respectively. Estimated intangible asset amortization expense for 2004 and the five succeeding years is as follows:

(Dollars in thousands)
For year ending 12/31/04.........................     $   24,200
For year ending 12/31/05.........................     $   29,000
For year ending 12/31/06.........................     $   28,100
For year ending 12/31/07.........................     $   26,300
For year ending 12/31/08.........................     $   25,700
For year ending 12/31/09.........................     $   24,400

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 13

Intangible assets acquired during the nine months ended September 30, 2004 are as follows:

(Dollars in thousands)                           Amortization       Acquisition
                                                       Period              Cost
                                               --------------    --------------

Customer relationships....................           15 years    $       47,831
Mailing software and technology...........            9 years            44,500
Trademark and trade names.................            9 years             6,800
Non-compete agreements....................            5 years               159
                                               --------------    --------------
  Weighted average/total..................           12 years    $       99,290
                                                                 ==============

Changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2004 are as follows:

(Dollars in thousands)                                 Global            Global
                                                   Mailstream        Enterprise
                                                    Solutions         Solutions             Total
                                               --------------    --------------    --------------
Balance at January 1, 2004.................    $      492,445    $      463,839    $      956,284
Goodwill acquired during the period........            33,810           292,303           326,113
Other......................................            13,129             3,418            16,547
                                               --------------    --------------    --------------
Balance at September 30, 2004..............    $      539,384    $      759,560    $    1,298,944
                                               ==============    ==============    ==============

"Other" primarily includes the impact of foreign currency translation adjustments.

Note 12:
--------
In connection with its Capital Services programs, the company has sold finance receivables and entered into guarantee contracts with varying amounts of recourse in privately-placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $116.8 million and $125.9 million at September 30, 2004 and December 31, 2003, respectively. In accordance with GAAP, the company does not record these amounts as liabilities on its Consolidated Balance Sheets. The company's maximum risk of loss on these finance receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value and/or supported by the creditworthiness of its customers. At September 30, 2004 and December 31, 2003, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts.

The company provides product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. The company's product warranty liability reflects management's best estimate of probable liability under its product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, the company's product warranty liability at September 30, 2004 and December 31, 2003, respectively, was not material.

Note 13:
--------
In December 2003, the company received accepted closing agreements with the Internal Revenue Service (IRS) showing income tax adjustments for the 1992 to 1994 tax years. The total additional tax for these years is approximately $5.0 million. Additional tax due for 1995 and future tax years in connection with these closing agreements will not materially affect the company's future results of operations, financial position or cash flows. In addition to the accepted income tax adjustments, one 1994 proposed adjustment remains in dispute, which could result in additional tax of approximately $4.3 million. The company believes that it has meritorious defenses to this deficiency and that the ultimate outcome will not result in a material effect on its results of operations, financial position or cash flows. The company believes that its accruals for tax liabilities are adequate for all open years. However, if the IRS prevails on this deficiency, additional tax may be due for 1995 and future tax years, which could materially affect the company's results of operations, financial position or cash flows. At any time, the company's provision for taxes could be affected by changes in tax laws and interpretations by governments or courts.

The IRS is in the process of completing its examination of the company's tax returns for the 1995 to 2000 tax years and has issued notices of proposed adjustment with respect to a Capital Services leasing transaction entered into in 1998 and 1999. Specifically, the IRS is proposing to disallow certain expenses claimed as deductions on the 1998 through 2000 tax returns. The company anticipates receiving similar notices for other leasing transactions entered into during the audit period. The IRS will likely make similar claims for years subsequent to 2000 in future audits with respect to these transactions. The IRS may propose penalties on the company with respect to all periods that have been examined.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 14

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

Note 14:
--------
Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended September 30, 2004 and 2003 are as follows:

(Dollars in thousands)                                         United States                                Foreign
                                                   -------------------------------------     -------------------------------------
                                                            Three Months Ended                        Three Months Ended
                                                               September 30,                             September 30,
                                                   -------------------------------------     -------------------------------------
                                                               2004                 2003                 2004                 2003
                                                   ----------------     ----------------     ----------------     ----------------
Service cost................................       $          7,447     $          6,282     $          2,706     $          2,282
Interest cost...............................                 21,934               21,363                6,242                5,064
Expected return on plan assets..............                (32,486)             (32,700)              (7,517)              (6,322)
Amortization of transition cost.............                      -                    -                 (130)                (136)
Amortization of prior service cost..........                   (696)                (719)                 164                  152
Amortization of net loss....................                  3,601                  440                1,983                  658
Curtailment.................................                      -                    -                    -                  332
                                                   ----------------     ----------------     ----------------     ----------------
Net periodic benefit cost...................       $           (200)    $         (5,334)    $          3,448     $          2,030
                                                   ================     ================     ================     ================

The components of net periodic benefit cost for defined benefit pension plans for the nine months ended September 30, 2004 and 2003 are as follows:

(Dollars in thousands)                                         United States                                Foreign
                                                   -------------------------------------     -------------------------------------
                                                            Nine Months Ended                         Nine Months Ended
                                                               September 30,                             September 30,
                                                   -------------------------------------     -------------------------------------
                                                               2004                 2003                 2004                 2003
                                                   ----------------     ----------------     ----------------     ----------------
Service cost................................       $         24,074     $         19,877     $          7,788     $          7,186
Interest cost...............................                 66,321               67,594               17,817               16,039
Expected return on plan assets..............                (96,033)             (93,168)             (21,431)             (20,273)
Amortization of transition cost.............                      -                    -                 (392)                (454)
Amortization of prior service cost..........                 (2,052)              (2,048)                 467                  494
Amortization of net loss....................                  9,495               (1,077)               5,621                3,308
Curtailment.................................                      -                    -                    -                1,065
                                                   ----------------     ----------------     ----------------     ----------------
Net periodic benefit cost...................       $          1,805     $         (8,822)    $          9,870     $          7,365
                                                   ================     ================     ================     ================

The company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expects to contribute up to $5 million and up to $10 million, respectively, to its U.S. and foreign pension plans during 2004. At September 30, 2004, $2.8 million and $3.7 million of contributions have been made to the U.S. and foreign pension plans, respectively.

Nonpension Postretirement Benefit Plans

On July 1, 2004 the company adopted the provisions of FSP No. 106-2 on a prospective basis. The adoption of FSP No. 106-2 reduced the company's nonpension postretirement accumulated benefit obligation by approximately $21 million, which has been recognized as a reduction in the company's unrecognized actuarial loss. The adoption of FSP No. 106-2 reduced the net periodic postretirement benefit cost by approximately $0.9 million during the three and nine months ended September 30, 2004.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 15

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three and nine months ended September 30, 2004 and 2003 are as follows:

(Dollars in thousands)                                      Three Months Ended                         Nine Months Ended
                                                               September 30,                             September 30,
                                                   -------------------------------------     -------------------------------------
                                                               2004                 2003                 2004                 2003
                                                   ----------------     ----------------     ----------------     ----------------
Service cost................................       $            546     $            691     $          2,610     $          2,702
Interest cost...............................                  2,948                3,781               13,296               14,837
Amortization of prior service cost..........                 (1,304)              (1,647)              (5,819)              (6,514)
Amortization of net loss....................                    905                  804                4,367                3,155
                                                   ----------------     ----------------     ----------------     ----------------
Net periodic benefit cost...................       $          3,095     $          3,629     $         14,454     $         14,180
                                                   ================     ================     ================     ================

The company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expects to contribute $34 million, which represents its expected benefit payments, to its postretirement benefits plans during 2004. At September 30, 2004, $26.6 million of benefit payments have been made.

Note 15:
--------
On November 1, 2004, the company completed its acquisition of a substantial portion of the assets of Ancora Capital & Management Group LLC (Ancora) for approximately $35 million net of cash and assumed liabilities. Ancora is a provider of first class, standard letter and international mail processing and presort services with five operations in southern California, Pennsylvania and Maryland. Ancora will become part of the company's PSI operation and its national presort network.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 16

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

Overview
--------
In the third quarter of 2004, we continued to leverage near-term opportunities, while executing our longer-term strategies for sustained growth. We continued to see good market acceptance of new products by small business, supplies, payment solutions, software, mail services and international customers. At the same time, we laid the foundation for future growth with the ongoing integration of Group 1 Software, Inc.'s (Group 1) customer communication and address management software suite into our existing software and service capabilities, and the continued expansion of our national presort network with the announced acquisition of Ancora Capital & Management Group LLC (Ancora).

Revenue increased 7% in the third quarter of 2004 to $1.22 billion compared with the third quarter of 2003 driven by organic growth in our Global Mailstream Solutions and Global Enterprise Solutions segments, the favorable impact of foreign currency and the acquisitions of Group 1, International Mail Express, Inc. (IMEX) and DDD Company (DDD). Net income increased 15% in the third quarter of 2004 to $136.5 million compared with the third quarter of 2003. Diluted earnings per share increased to 58 cents in the third quarter of 2004 from 50 cents in the third quarter of 2003. During the third quarter of 2004, we took several actions as part of our previously announced restructuring program. Net income for the third quarter of 2004 and 2003, was reduced by pre-tax restructuring charges of $16 million and $43 million, respectively, or 4 cents and 13 cents, respectively, per diluted share relating to these actions. Third quarter 2004 results included 2 cents per diluted share from non-core Capital Services operations compared with 4 cents per diluted share in the third quarter of 2003.

See Results of Continuing Operations - third quarter of 2004 vs. third quarter of 2003 below for a more detailed discussion of our results of operations.

Results of Continuing Operations - third quarter of 2004 vs. third quarter of
-----------------------------------------------------------------------------
2003
----
Business segment results

The following table shows revenue and earnings before interest and taxes (EBIT) by business segment for the three months ended September 30, 2004 and 2003:

(Dollars in millions)                                 Revenue                                         EBIT
                                     -----------------------------------------     -----------------------------------------
                                         Three months ended September 30,               Three months ended September 30,
                                     -----------------------------------------     -----------------------------------------
                                            2004           2003       % change            2004           2003       % change
                                     -----------    -----------    -----------     -----------    -----------    -----------
Global Mailstream Solutions.......   $       828    $       785              5%    $       259    $       247              5%
Global Enterprise Solutions.......           360            310             16%             20             20              1%
Capital Services..................            30             42            (29%)            21             26            (21%)
                                     -----------    -----------    -----------     -----------    -----------    -----------
Total.............................   $     1,218    $     1,137              7%    $       300    $       293              2%
                                     ===========    ===========    ===========     ===========    ===========    ===========

During the third quarter of 2004, Global Mailstream Solutions revenue and EBIT grew 5%. Similar to previous quarters, revenue trends reflect the ongoing changing mix of the product line, where a greater percentage of the revenue is coming from more fully featured smaller systems, supplies, payment solutions, software and mail services and less from larger system sales. Non-U.S. revenue grew at a double-digit rate as a result of both organic growth throughout most of Europe and favorable foreign currency exchange rates. In particular, revenue in the U.K. increased at a double-digit rate on a local currency basis because of positive customer reception to our new product lines.

During the third quarter of 2004, Global Enterprise Solutions revenue grew 16% and EBIT grew 1%. Pitney Bowes Management Services (PBMS) reported revenue of $264 million, a 6% increase over the prior year driven primarily by the acquisition of DDD in 2003. Organic revenue was flat compared with the prior year as we continued to position the business to provide higher value services. EBIT and operating margins were comparable with the prior quarter and prior year. Document Messaging Technologies (DMT) reported revenue growth of 54% to $96 million for the quarter and EBIT grew 2%. The acquisition of Group 1 contributed 43% to revenue growth. DMT's organic revenue growth of 11% was driven by continued solid placements and orders for its inserting equipment. As expected, the integration costs of the Group 1 acquisition had a negative impact on reported margins during the quarter.

During the third quarter of 2004, revenue decreased 29% and EBIT decreased 21% in the Capital Services segment, which is consistent with our ongoing planned strategy to reduce our exposure to non-core, long-term financing on an economically advantageous basis.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 17

Revenue by source

Third quarter 2004 revenue included $346.4 million from sales, up 8% from $322.1 million in the third quarter of 2003 due primarily to strong supplies sales, the acquisition of Group 1 and the favorable impact of foreign currency; $199.8 million from rentals, up 2% from $196.4 million due primarily to the favorable impact of foreign currency; $316.5 million from business services, up 15% from $275.8 million due primarily to the acquisitions of DDD and IMEX and strong growth in presort operations; $177.5 million from support services, up 11% from $159.3 million due primarily to the acquisition of Group 1 and the favorable impact of foreign currency; $158.2 million from core financing, up 4% from $152.1 million due primarily to growth in postal payment solutions; and $19.2 million from non-core financing, down 39% from $31.3 million due to our ongoing planned strategy to reduce our exposure to non-core, long-term financing.

Costs and expenses

Cost of sales decreased to 44.0% of sales revenue in the third quarter of 2004 compared with 44.6% in the third quarter of 2003. The decrease was due primarily to lower costs resulting from our transition to outsourcing of parts for digital equipment and an increase in mix of higher margin equipment, software and supplies revenue.

Cost of rentals decreased to 19.6% of rentals revenue in the third quarter of 2004 compared with 21.6% in the third quarter of 2003 due primarily to lower repair costs resulting from the shift from electronic to digital meters.

Cost of business services increased to 83.1% of business services revenue in the third quarter of 2004 compared with 82.6% in the third quarter of 2003 due to initial higher costs associated with new sites in our mail services operations.

Cost of support services decreased to 50.7% of support services revenue in the third quarter of 2004 compared with 51.9% in the third quarter of 2003 due primarily to the acquisition of Group 1.

Selling, general and administrative expenses decreased to 30.6% of total revenue in the third quarter of 2004 compared with 30.7% in the third quarter of 2003 reflecting our continuing emphasis on controlling operating expenses, partially offset by costs associated with investments in infrastructure improvements and growth initiatives.

Research and development expenses increased to $42.6 million in the third quarter of 2004 from $35.0 million in the third quarter of 2003 due primarily to the acquisition of Group 1. Our investment in research and development reflects our continued commitment to developing new technologies and enhanced mailing and software products.

Net interest expense increased to $42.0 million in the third quarter of 2004 from $41.1 million in the third quarter of 2003. The increase was due to higher average borrowings during the third quarter of 2004 compared with the third quarter of 2003.

The effective tax rate for the third quarter of 2004 was 32.0% compared with 31.0% in the third quarter of 2003. The effective tax rates for the third quarter of 2004 and 2003 included tax benefits of .3% and 1.0%, respectively, from restructuring charges. The increase in the 2004 effective tax rate also reflects the impact of our strategy to cease originating large-ticket, structured, third-party financing of non-core assets.

Results of Continuing Operations - nine months of 2004 vs. nine months of 2003
------------------------------------------------------------------------------
For the first nine months of 2004 compared with the same period of 2003, revenue increased 7% to $3.6 billion, and net income increased 13% to $397.8 million. Net income for the first nine months of 2004 and 2003 was reduced by pre-tax restructuring charges of $46.9 million (13 cents per diluted share) and $96.5 million (26 cents per diluted share). Diluted earnings per share for the first nine months of 2004 and 2003 included 7 cents and 12 cents from non-core Capital Services operations. The factors that affected revenue and EBIT for the nine months ended September 30, 2004 compared with the same period of 2003 included those cited for the third quarter of 2004 versus 2003.

Accounting Pronouncements
-------------------------
In December 2002, Statement of Financial Accounting Standards (FAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends FAS No. 123, "Accounting for Stock-Based Compensation," was issued. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. FAS No. 148 was effective January 1, 2003. We adopted the disclosure-only provisions of this statement. See Note 2 to the consolidated financial statements.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 18

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Our ownership of the equity of PBG Capital Partners LLC (PBG) qualifies as a variable interest entity under FIN No. 46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. We adopted the provisions of FIN No. 46 effective March 31, 2004. As a result, we consolidated the operations of PBG on March 31, 2004. Prior to March 31, 2004, we accounted for PBG under the equity method of accounting. PBG's minority interest of $70 million is included in other noncurrent liabilities in the Consolidated Balance Sheet at September 30, 2004. PBG's nonrecourse debt of $167 million is included in long-term debt and notes payable and current portion of long-term obligations in the Consolidated Balance Sheet at September 30, 2004. The consolidation of PBG did not have a material impact on our results of operations or cash flows.

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

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan that has concluded that prescription drug benefits available under the plan are actuarially equivalent and thus qualify for the subsidy under the Act. The provisions of FSP No. 106-2 were effective July 1, 2004. We have concluded that the prescription drug benefits provided under our nonpension postretirement benefit plans are actuarially equivalent to the prescription drug benefits offered under Medicare Part D. We adopted the provisions of FSP No. 106-2 on a prospective basis on July 1, 2004. See Note 14 to the consolidated financial statements.

Restructuring Charges
---------------------
In January 2003, we announced that we would undertake restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. At that time we estimated the total pre-tax cost of these restructuring initiatives to be about $200 million ($125 million after tax). As we continue to finalize our restructuring plans, the ultimate amount and timing of the restructuring charges may differ from our previous estimates. The charges related to these restructuring initiatives will be recorded as the various initiatives take effect.

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

In connection with this plan, we recorded pre-tax restructuring charges of $15.6 million and $43.1 million for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, pre-tax restructuring charges were $46.9 million and $96.5 million, respectively. The pre-tax restructuring charges are composed of:

(Dollars in millions)                                       Three Months Ended                         Nine Months Ended
                                                               September 30,                             September 30,
                                                   -------------------------------------     -------------------------------------
                                                               2004                 2003                 2004                 2003
                                                   ----------------     ----------------     ----------------     ----------------
Severance and benefit costs.................       $           12.4     $           17.8     $           30.5     $           65.4
Asset impairments...........................                    1.6                 23.8                 11.0                 24.5
Other exit costs............................                    1.6                  1.5                  5.4                  6.6
                                                   ----------------     ----------------     ----------------     ----------------
  Total.....................................       $           15.6     $           43.1     $           46.9     $           96.5
                                                   ================     ================     ================     ================

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 19

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 2,000 employees worldwide from the inception of this plan through September 30, 2004 and expected future workforce reductions of approximately 400 employees. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 62% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments for the nine months ended September 30, 2004 relate primarily to the write-down of capitalized pre-implementation system costs. Asset impairments for the nine months ended September 30, 2003 relate primarily to our decision to exit our main plant manufacturing facility in Connecticut in connection with our product sourcing and real estate optimization strategy. The fair values of the impaired long-lived assets were determined primarily using probability weighted expected cash flows in accordance with FAS No. 144. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

Accrued restructuring charges at September 30, 2004 are composed of the following:

(Dollars in millions)                   Balance at                                                        Ending balance
                                        January 1,     Restructuring            Cash        Non-cash    at September 30,
                                              2004           charges        payments         charges                2004
                                    --------------    --------------    ------------    ------------    ----------------
Severance and
 benefit costs..................    $         27.5    $         30.5    $      (37.1)   $          -    $           20.9
Asset impairments...............                 -              11.0               -           (11.0)                  -
Other exit costs................               4.7               5.4            (7.7)              -                 2.4
                                    --------------    --------------    ------------    ------------    ----------------
                                    $         32.2    $         46.9    $      (44.8)   $      (11.0)   $           23.3
                                    ==============    ==============    ============    ============    ================

Acquisitions
------------
On July 20, 2004, we completed the acquisition of Group 1 for a net purchase price of $329 million of cash. The results of Group 1's operations have been included in the consolidated financial statements since the date of acquisition. Group 1 is an industry leader in software that enhances mailing efficiency, data quality and customer communications.

On May 21, 2004, we acquired substantially all of the assets of IMEX for a net purchase price of $29 million of cash. The results of IMEX's operations have been included in the consolidated financial statements since the date of acquisition. IMEX consolidates letters and flat-sized mail headed to international addresses to reduce postage costs and expedite delivery.

In October 2003, we acquired DDD for a net purchase price, following post-closing adjustments, of $48.6 million, which consisted of approximately $24.3 million of cash and the issuance of common stock valued at $24.3 million. DDD offers a broad array of services including, fulfillment services, secure mail processing, manager services, logistics support, and record and information management.

We accounted for the acquisitions of Group 1, IMEX and DDD under the purchase method and accordingly, the operating results of Group 1, IMEX and DDD have been included in our consolidated financial statements since the date of acquisition. The acquisitions of Group 1, IMEX and DDD did not materially impact net income for the three and nine months ended September 30, 2004.

During 2004 and 2003, we also completed several smaller acquisitions, including some of our presort businesses and international dealerships. During 2003, we also acquired one of our address printing suppliers. The cost of these acquisitions was in the aggregate less than $70 million in each year. These acquisitions did not have a material impact on our financial results either individually or on an aggregate basis.

Liquidity and Capital Resources
-------------------------------
Our ratio of current assets to current liabilities decreased to .86 to 1 at September 30, 2004 compared with .95 to 1 at December 31, 2003. The decrease in this ratio was due primarily to the reclassification of long-term debt to short-term debt.

The following table summarizes our cash flows for the nine months ended September 30, 2004 and 2003:

(Dollars in thousands)                                    Nine Months Ended September 30,
                                                        ----------------------------------
                                                                   2004               2003
                                                        ---------------    ---------------
Cash provided by (used in):
Operating activities.............................       $       727,818    $       675,843
Investing activities.............................              (539,519)            32,762
Financing activities.............................              (175,798)          (743,836)
Effect of exchange rate changes on cash..........                 3,589              5,329
                                                        ---------------    ---------------
Net change in cash and cash equivalents..........       $        16,090    $       (29,902)
                                                        ===============    ===============

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 20

For the nine months ended September 30, 2004, net cash provided by operating activities consisted primarily of net income adjusted for non-cash items, the increase in deferred taxes on income and changes in working capital. Net cash used in investing activities consisted primarily of acquisitions and capital expenditures net of proceeds from the sale of non-core Capital Services assets. Net cash used in financing activities consisted primarily of stock repurchases and dividends paid to stockholders partially offset by an increase in debt.

The ratio of total debt to total debt and stockholders' equity was 76.3% and 76.7% at September 30, 2004 and December 31, 2003, respectively. Including the preferred stockholders' equity in a subsidiary company as debt, the ratio of total debt to total debt and stockholders' equity was 77.7% and 78.1% at September 30, 2004 and December 31, 2003, respectively. The decrease in this ratio was driven by net income and favorable foreign currency translation adjustments, offset by an increase in total recourse debt, the consolidation of PBG's nonrecourse debt, the $175 million repurchase of 4.1 million shares of common stock during the nine months ended September 30, 2004 and the payment of common stock dividends.

Financings and Capitalization
-----------------------------
In November 2004, we issued $100 million of unsecured fixed rate notes maturing in August 2014. These notes bear interest at an annual rate of 4.875% and pay interest semi-annually beginning February 2005. This issuance is a reopening of the 4.875% notes due August 2014, originally issued in August 2004. The proceeds from these notes will be used for general corporate purposes, including the repayment of commercial paper and the repurchase of company stock.

At September 30, 2004, $105.8 million remained available under the shelf registration statement filed in October 2001 with the Securities and Exchange Commission, permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. In April 2003, as part of this shelf registration statement, we established a medium-term note program for the issuance of up to $1.38 billion in aggregate principal, representing the remaining amount available on the shelf at that time.

In August 2004, we issued $350 million of unsecured fixed rate notes maturing in August 2014. These notes bear interest at an annual rate of 4.875% and pay interest semi-annually beginning February 2005. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, financing of acquisitions and the repurchase of company stock.

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

Capital Expenditures
--------------------
During the first nine months of 2004, capital expenditures included $136.5 million in net additions to property, plant and equipment and $89.7 million in net additions to rental equipment and related

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 21

inventories compared with $136.1 million and $78.0 million, respectively, in the same period in 2003.

We expect capital expenditures for the remainder of 2004 to be approximately the same as the prior year. These investments will also be affected by the timing of our customers' transition to digital meters.

Capital Services portfolio
--------------------------
Our investment in Capital Services lease related assets included in our Consolidated Balance Sheets is composed of the following:

(Dollars in millions)                                     September 30,       December 31,
                                                                   2004               2003
                                                        ---------------    ---------------
Leveraged leases..............................          $         1,555    $         1,535
Finance receivables (1).......................                      649                450
Other assets (1)..............................                        -                 51
Rental equipment (1)..........................                       55                 18
                                                        ---------------    ---------------
Total.........................................          $         2,259    $         2,054
                                                        ===============    ===============

(1) On March 31, 2004 we adopted the provisions of FIN No. 46 and consolidated the assets and liabilities of PBG. Accordingly, the increase in finance receivables and rental equipment at September 30, 2004 reflects the consolidated assets of PBG. Other assets at December 31, 2003 represented our investment in PBG, which at that time was accounted for under the equity method of accounting. See Note 2 to the consolidated financial statements for further details on the impact of adopting FIN No. 46.

The investment in leveraged leases included in our Consolidated Balance Sheets is diversified across the following types of assets:

(Dollars in millions)                                     September 30,       December 31,
                                                                   2004               2003
                                                        ---------------    ---------------
Locomotives and rail cars.....................          $           358    $           360
Postal equipment..............................                      353                338
Commercial aircraft...........................                      274                279
Commercial real estate........................                      241                236
Telecommunications............................                      141                139
Rail and bus..................................                      133                132
Shipping and handling.........................                       55                 51
                                                        ---------------    ---------------
Total leveraged leases........................          $         1,555    $         1,535
                                                        ===============    ===============

At September 30, 2004 and December 31, 2003, our leveraged lease investment in commercial real estate facilities included approximately $91 million and $88 million, respectively, related to leases of corporate facilities to four U.S. telecommunication entities, of which $75 million and $73 million, respectively, is with lessees that are highly rated.

Additionally, our leveraged lease investment in telecommunications equipment represents leases to three highly rated international telecommunication entities. At September 30, 2004 and December 31, 2003, approximately 95% and 84%, respectively, of this portfolio is further secured by equity defeasance accounts or other third party credit arrangements.

At September 30, 2004 and December 31, 2003, approximately 53% and 51%, respectively, of our total leveraged lease portfolio is further secured by equity defeasance accounts or other third party credit arrangements. In addition, at September 30, 2004 and December 31, 2003, approximately 19% and 20% of the remaining leveraged lease portfolio represents leases to highly rated government related organizations which have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Finance receivables are composed of the following:

(Dollars in millions)                                     September 30,       December 31,
                                                                   2004               2003
                                                        ---------------    ---------------
Assets held for sale..........................          $            18    $            21
Single investor leases:
 Large ticket single investor leases (1)......                      339                157
 Imagistics lease portfolio...................                      292                272
                                                        ---------------    ---------------
Total.........................................          $           649    $           450
                                                        ===============    ===============

(1) The increase in large ticket single investor leases at September 30, 2004 reflects the consolidated assets of PBG. See Note 2 to the consolidated financial statements for further details on the impact of adopting
     FIN No. 46.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 22

At September 30, 2004 and December 31, 2003, our net investment in commercial passenger and cargo aircraft leasing transactions was $276 million and $298 million, respectively, which is composed of transactions with U.S. airlines of $25 million and $41 million, respectively, and with foreign airlines of $251 million and $257 million, respectively. Our net investment in commercial passenger and cargo aircraft leasing portfolio is composed of investments in leveraged lease transactions, direct financing lease transactions and a portion of our investment in PBG. Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments;
(2) our inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover our net investment; and/or (3) in the case of the leveraged lease portfolio, the default of an equity defeasance or other third party credit arrangements. At September 30, 2004 and December 31, 2003, approximately 45% and 42%, respectively, of our remaining net investment in commercial passenger and cargo aircraft leasing investments is further secured by approximately $124 million and $125 million, respectively, of equity defeasance accounts or third party credit arrangements.

During the third quarter of 2004, we generated $16 million from non-core asset sales, including the sale of two commercial aircraft leased to United Air Lines for approximately $8 million. These sales had no material effect on our revenue or earnings during the quarter.

Subsequent Events
-----------------
On November 1, 2004, we completed our acquisition of a substantial portion of the assets of Ancora for approximately $35 million net of cash and assumed liabilities. Ancora is a provider of first class, standard letter and international mail processing and presort services with five operations in southern California, Pennsylvania and Maryland. Ancora will become part of our PSI operations and its national presort network.

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

The IRS is in the process of completing its examination of our tax returns for the 1995 to 2000 tax years and has issued notices of proposed adjustment with respect to a Capital Services leasing transaction entered into in 1998 and 1999. Specifically, the IRS is proposing to disallow certain expenses claimed as deductions on the 1998 through 2000 tax returns. We anticipate receiving similar notices for other leasing transactions entered into during the audit period. The IRS will likely make similar claims for years subsequent to 2000 in future audits with respect to these transactions. The IRS may propose penalties on us with respect to all periods that have been examined.

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 23

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

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2004. In addition, no change in internal control over financial reporting occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of September 30, 2004.

                           Part II - Other Information
                           ---------------------------
Item 1. Legal Proceedings

This Item updates the legal proceedings more fully described in our 2003 Annual Report on Form 10-K, dated March 9, 2004, as updated by our Quarterly Reports on Form 10-Q for the first and second quarters of 2004, dated May 7, 2004 and August 5, 2004, respectively. On September 27, 2004, the Court dismissed with prejudice, Comsentech, Inc. v. Pitney Bowes Credit Corporation (United States
           ---------------------------------------------------
District Court, Western District of Louisiana, filed March 21, 2003). The Court's order followed on the parties' filing of a stipulation of dismissal with prejudice, which resulted from the plaintiff's decision to voluntarily dismiss its case.

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 24

In the third quarter of 2004, the company entered into a mediation process with counsel for the plaintiffs in the remaining putative class action litigations arising out of the equipment replacement program PBCC offers to certain of its leasing customers (Boston Reed v. Pitney Bowes, et al.; Ann Harbin, et al. v.
                  ------------------------------------  ---------------------
Pitney Bowes, et al.; McFerrin Insurance v. Pitney Bowes, et al.; and Cred-X,
--------------------  ------------------------------------------  -----------
Inc. v. Pitney Bowes, et al.). These negotiations are ongoing.
----------------------------

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market.

On May 10, 2004, the Board of Directors of Pitney Bowes authorized $300 million for repurchases of its outstanding shares of common stock on the open market during the subsequent 12 to 24 months. During the three months ended September 30, 2004, we repurchased 0.9 million shares for a total price of $40 million under the May 2004 program, leaving $225 million remaining for future repurchases under this program.

Company Purchases of Equity Securities

The following table summarizes our share repurchase activity for the three months ended September 30, 2004:

                                                                              Total number of       Approximate dollar value
                                   Total number       Average price       shares purchased as         of shares that may yet
                                      of shares            paid per        part of a publicly         be purchased under the
Period                                purchased               share            announced plan             plan (in thousands)
------                         ----------------    ----------------    ----------------------    ---------------------------
July 2004.................               22,900              $41.93                    22,900                       $264,039
August 2004...............              493,400              $41.89                   493,400                       $243,371
September 2004............              419,250              $43.82                   419,250                       $224,999
                               ----------------                        ----------------------
  Total repurchases.......              935,550                                       935,550
                               ================                        ======================

Item 6. Exhibits

         Reg. S-K
         Exhibits          Description
         --------          ----------------------------------------------------
            (3)(a)         Restated Certificate of Incorporation, as amended.
                           Incorporated by reference to Exhibit (3a) to Form
                           10-K as filed with the Commission on March 30, 1993.

          (3)(a.1) Certificate of Amendment to the Restated Certificate of Incorporation (as amended May 29, 1996). Incorporated by reference to Exhibit (a.1) to Form 10-K as filed with the Commission on March 27, 1998.

            (3)(b) By-laws, as amended. Incorporated by reference to Exhibit (3b) to Form 10-K as filed with the Commission on April 1, 1996.

            (3)(c) By-laws, as amended. Incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on November 16, 1998.

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

Pitney Bowes Inc. - Form 10-Q
Nine Months Ended September 30, 2004
Page 25

                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PITNEY BOWES INC.



November 8, 2004


                                /s/ B. P. Nolop
                                -------------------------------
                                B. P. Nolop
                                Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer)



                                /s/ J. R. Catapano
                                -------------------------------
                                J. R. Catapano
                                Controller
                                (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------


           Reg. S-K
           Exhibits        Description
           --------        -------------------------------------------------
              (3)(a)       Restated Certificate of Incorporation, as amended.
                           Incorporated by reference to Exhibit (3a) to Form 10-K as filed with the Commission on March 30, 1993.

            (3)(a.1) Certificate of Amendment to the Restated Certificate of Incorporation (as amended May 29, 1996) Incorporated by reference to Exhibit (a.1) to Form 10-K as filed with the Commission on March 27, 1998.

              (3)(b) By-laws, as amended. Incorporated by reference to Exhibit (3b) to Form 10-K as filed with the Commission on April 1, 1996.

              (3)(c) By-laws, as amended. Incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on November 16, 1998.

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