Form 10-K
period 2004-12-31
PITNEY BOWES INC /DE/
filed 2005-03-08
CIK 78814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

The number of shares of common stock, $1 par value, outstanding as of February 18, 2005 was 230,838,230. The aggregate market value of voting stock (common stock and $2.12 convertible cumulative preference stock) held by non-affiliates of the registrant (based on the closing price of these securities on the New York Stock Exchange at June 30, 2004) was $10,248,120,729.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders to be held May 9, 2005 are incorporated by reference in Part III.

PITNEY BOWES INC.

PITNEY BOWES INC.

PART I

ITEM 1 – BUSINESS

Our company was incorporated in the state of Delaware on April 23, 1920, as the Pitney Bowes Postage Meter Company. Today, we are a provider of leading-edge, global, integrated mail and document management solutions for organizations of all sizes.

Pitney Bowes Inc. and its subsidiaries (which we refer to in this Form 10-K as us, we, our or the company) operate in three reportable segments: Global Mailstream Solutions, Global Enterprise Solutions and Capital Services. We operate both inside and outside the United States. See Note 20 to the consolidated financial statements for financial information concerning revenue, earnings before interest and taxes (EBIT) and identifiable assets, by reportable segment and geographic area.

For more information about us, our products, services and solutions, visit www.pb.com. Also, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments or exhibits to those reports will be made available free of charge through our Investor Relations section of our website at www.pb.com/investorrelations as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Business Segments

Global Mailstream Solutions

Our Global Mailstream Solutions segment includes worldwide revenue and related expenses from the rental of postage meters and the sale, rental and financing of mailing equipment, including mail finishing and mail creation equipment. We also include in this segment software-based shipping, transportation and logistics systems, related supplies and services, mail services, postal payment solutions and supply chain solutions such as order management and fulfillment support. We sell, rent or finance our products. We sell our supplies and services. Some of our products are sold through dealers.

Products in this segment include postage meters, mailing machines, production mail systems sold outside the U.S., address hygiene software, manifest systems, letter and parcel scales, mail openers, mailroom furniture, folders, table-top inserters, paper handling equipment, shipping equipment, software-based shipping and logistics systems and postal payment solutions.

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

DMT includes U.S. revenue and related expenses from the sale, service and financing of high speed, production mail systems, sorting equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing software.

We include our internal financial services operations in both the Global Mailstream Solutions and Global Enterprise Solutions segments. The internal financial services operations provide lease financing for our products.

Capital Services

Our Capital Services segment consists of financing for non-Pitney Bowes equipment. It includes primarily interest and fee-based income generated by external financing arrangements. Core Capital Services consists primarily of financing of Imagistics International Inc. (IGI) copier equipment. Non-core Capital Services consists primarily of financing of large-ticket, non-Pitney Bowes equipment.

In the past, we have directly financed or arranged financing for commercial and non-commercial aircraft, real estate, over-the-road trucks and trailers, locomotives, railcars, rail and bus facilities, office equipment and high-technology equipment such as data processing and communications equipment. In 2003, we announced that we would cease originating large-ticket, structured, third party financing of non-core lease assets. In 2004 and 2003, we liquidated approximately $49 million and $337 million of non-core assets, respectively, and continued to pursue opportunities to reduce our exposure to non-core lease assets on an economically advantageous basis. In December 2004, we announced that our Board of Directors approved a plan to pursue a sponsored spin-off of our Capital Services external financing business. The new entity would be an independent publicly traded company consisting of most of the assets in our Capital Services segment, including assets related to IGI. See Capital Services in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

Support Services

We maintain extensive field service organizations to provide support services to customers who have rented, leased or purchased equipment, usually in the form of annual maintenance contracts. Support services revenue accounted for approximately 14% of revenue in 2004 and 13% of revenue in 2003 and 2002.

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

Credit Policies

We establish credit approval limits and procedures at regional, divisional, subsidiary and corporate levels based on the credit quality of the customer and the type of product or service provided. In addition, we utilize an Automatic Approval Program (AAP) for certain leases within our internal financing operations. The AAP program is designed to facilitate low dollar transactions by utilizing historical payment patterns and losses realized for customers with common credit characteristics. The program dictates the criteria under which we will accept a customer without performing a more detailed credit investigation. The AAP considers criteria such as maximum equipment cost, a customer’s time in business and current payment experience with our internal financing division.

We base our credit decisions primarily on a customer’s financial strength and in the case of our Capital Services programs, we have also considered collateral values.

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

We charged losses of $13 million, $11 million and $14 million against the allowance for doubtful accounts in 2004, 2003 and 2002, respectively. Charges against the allowance for credit losses on finance receivables were $55 million, $65 million and $66 million in 2004, 2003 and 2002, respectively.

Competition

We are a leading supplier of products and services in our business segments, particularly postage meters, mailing machines and mail services. Our meter base and our continued ability to place meters in key markets is a significant contributor to our current and future revenue and profitability. However, all of our segments face strong competition from a number of companies. In particular, we face competition in many countries for new placements from several postage meter and mailing machine suppliers, and our mailing products, services and software face competition from products and services offered as alternative means of message communications. PBMS, a major provider of business services to the corporate, financial services, and professional services markets, competes against national, regional and local firms specializing in facilities and document management. We believe that our long experience and reputation for product quality, and our sales and support service organizations are important factors in influencing customer choices with respect to our products and services.

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

Research and Development/Patents

We have research and development programs that are directed toward developing new products and service methods. Our expenditures on research and development were $160 million, $147 million and $141 million in 2004, 2003 and 2002, respectively.

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

Employee Relations

At December 31, 2004, we employed 27,152 persons in the U.S. and 8,031 persons outside the U.S. Headcount increased in 2004 compared to 2003 due to our 2004 acquisitions. We believe that employee relations are satisfactory. The large majority of our employees are not represented by any labor union. Our management follows the policy of keeping employees informed of decisions, and encourages and implements employee suggestions whenever practicable.

ITEM 2 – PROPERTIES

Our World Headquarters and certain other facilities are located in Stamford, Connecticut. We have over 200 facilities that are either leased or owned throughout the U.S. and other countries. Our Global Mailstream Solutions, Global Enterprise Solutions and Capital Services segments utilize these facilities jointly and separately. Our products are manufactured or assembled in a number of plants principally in Connecticut; Harlow, England; Friedberg, Germany; Lyon, France and St. Denis, France. We believe that our current manufacturing, administrative and sales office properties are adequate for the needs of all of our operations.

In 2002, we announced that we are reviewing options for real estate realignment in order to better meet our long-term needs. During 2003, we decided to exit our main plant manufacturing facility in Stamford, Connecticut in connection with our product sourcing and real estate optimization strategy. We have accepted an offer for and expect to complete the sale of the main plant manufacturing facility in 2005. In connection with this transaction, we expect to record a pre-tax gain of approximately $30 million in 2005. See Restructuring Charges in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

ITEM 3 – LEGAL PROCEEDINGS

In the ordinary course of business, we are routinely defendants in or parties to a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things:

•	contractual rights under vendor, insurance or other contracts

•	intellectual property or patent rights

•	equipment, service, payment or other disputes with customers

•	disputes with employees

We are a defendant in a patent action brought by Ricoh Company, Ltd. in which there are allegations of infringement against certain of our important mailing products, including the DM SeriesTM. The plaintiff seeks both damages and injunctive relief. Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002).

On December 31, 2004, we entered into a settlement agreement to resolve several purported class actions relating to a program our wholly-owned subsidiary, Pitney Bowes Credit Corporation (PBCC), offers to some of its leasing customers to replace the leased equipment if it is lost, stolen or destroyed. Each of these actions alleged generally that the PBCC program is mischaracterized in the lease contract and is not properly communicated to the customers. The actions being settled through this agreement are as follows: Boston Reed v. Pitney Bowes, et al. (Superior Court of California, County of Napa, filed January 16, 2002); Harbin, et al. v. Pitney Bowes, et al. (Montgomery, Alabama Circuit Court, filed March 19, 2002); McFerrin Insurance v. Pitney Bowes, et al. (District Court, Jefferson County, Texas, filed May 29, 2002); and Cred-X v. Pitney Bowes, et al. (Circuit Court, Kanawha County, West Virginia, filed November 19, 2003). As part of the settlement, the complaint in the Harbin litigation in Alabama was amended to be brought on behalf of a national class. The settlement will then be subject to approval by the court in Alabama. Under the settlement terms, we will provide award certificates redeemable for purchases from our supply operation to members of the settlement class and will bear the costs of attorneys’ fees and other expenses related to the settlement. Based on these items, we recorded a pre-tax charge of $20 million in the fourth quarter of 2004. The plaintiffs have dismissed the Cred-X litigation, will dismiss the McFerrin litigation and will dismiss their pending appeal of the court’s earlier dismissal of the Boston Reed litigation. Even though we have prevailed in prior similar litigation, we decided to settle these lawsuits in light of the ongoing costs, distractions and risk of litigation. If the settlement is not approved, we would expect the lawsuits to recommence.

In the cases described above where we are the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts of damages or other types of relief, and some matters may remain unresolved for several years. Although we cannot predict the outcome of such matters, other than the proposed settlement discussed above, based on current knowledge, we do not believe that the ultimate outcome of the litigation referred to in this section will have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is inherently unpredictable, and if the plaintiffs do prevail, the result may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our stockholders during the three months ended December 31, 2004.

Executive Officers of the Registrant as of March 8, 2005

Name	Age	Title	Executive Officer Since
Michael J. Critelli	56	Chairman and Chief Executive Officer	1988

Brian M. Baxendale	62	Senior Vice President and President, Enterprise Relationship Development	2000

Gregory E. Buoncontri	57	Senior Vice President and Chief Information Officer	2000

Luis A. Jimenez	60	Senior Vice President and Chief Strategy Officer	1999

Murray D. Martin	57	President and Chief Operating Officer	1998

Michele Coleman Mayes	55	Senior Vice President and General Counsel	2003

Bruce P. Nolop	54	Executive Vice President and Chief Financial Officer	2000

Johnna G. Torsone	54	Senior Vice President and Chief Human Resources Officer	1993

There is no family relationship among the above officers, all of whom have served in various corporate, division or subsidiary positions with the company for at least the past five years except Ms. Mayes.

Ms. Mayes joined the company in February 2003 as Senior Vice President and General Counsel. Prior to joining the company, Ms. Mayes was Vice President – Legal, Assistant Secretary and Corporate Officer of Colgate-Palmolive Company. Ms. Mayes also served as Vice President and Deputy General Counsel – International and Corporate as well as Vice President of Human Resources and Legal for Colgate North America. Prior to joining Colgate-Palmolive Company, Ms. Mayes also held various legal positions at Unisys Corporation.

Matthew S. Kissner, Executive Vice President and Group President, Global Enterprise Solutions, resigned from the company effective December 31, 2004.

PART II

ITEM 5 –	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Pitney Bowes common stock is traded under the symbol “PBI”. The principal market is the New York Stock Exchange (NYSE). Our stock is also traded on the Chicago, Philadelphia, Boston, Pacific and Cincinnati stock exchanges. At December 31, 2004, we had 26,129 common stockholders of record.

On January 31, 2005, our Board of Directors approved an increase in the dividend on common stock to an annualized rate of $1.24 per share. This is the twenty-third consecutive year that we have increased our dividend on common stock.

Stock Information

Dividends per common share:

Quarter	2004	2003
First	$.305	$.30
Second	.305	.30
Third	.305	.30
Fourth	.305	.30

Total	$1.220	$1.20

Quarterly price ranges of common stock as reported on the NYSE:

	2004		2003
Quarter	High	Low	High	Low
First	$43.78	$38.88	$34.34	$29.45
Second	$45.21	$42.20	$39.60	$31.60
Third	$44.62	$40.62	$40.38	$36.23
Fourth	$46.97	$41.44	$42.75	$38.00

Share Repurchases

We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market.

In November 2002, the Board of Directors of Pitney Bowes authorized $300 million for repurchases of outstanding shares of our common stock in the open market during the subsequent 12 to 24 months. We repurchased 2.4 million shares during 2004 under this program for a total price of $100 million.

In May 2004, the Board of Directors of Pitney Bowes authorized $300 million for repurchases of outstanding shares of our common stock in the open market during the subsequent 12 to 24 months. We repurchased 2.3 million shares during 2004 under this program for a total price of $100 million, leaving $200 million remaining for future repurchases under this program.

Company Purchases of Equity Securities

The following table summarizes our share repurchase activity in 2004:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans (in thousands)
November 2002 Program
January 2004	-	-	-	$100,000
February 2004	736,100	$41.12	736,100	$70,000
March 2004	1,575,143	$41.73	1,575,143	$4,000
April 2004	-	-	-	$4,000
May 2004	92,644	$43.17	92,644	-

	2,403,887		2,403,887
May 2004 Program
May 2004	230,056	$42.94	230,056	$290,120
June 2004	569,519	$44.11	569,519	$265,000
July 2004	22,900	$41.93	22,900	$264,039
August 2004	493,400	$41.89	493,400	$243,371
September 2004	419,250	$43.82	419,250	$224,999
October 2004	25,500	$43.09	25,500	$223,900
November 2004	204,400	$43.80	204,400	$214,949
December 2004	326,000	$45.85	326,000	$200,002

	2,291,025		2,291,025

Total	4,694,912		4,694,912

ITEM 6 – SELECTED FINANCIAL DATA

The following tables summarize selected financial data for the company, and should be read in conjunction with the more detailed consolidated financial statements and related notes thereto included under Item 8 of this Form 10-K.

Summary of Selected Financial Data
(Dollars in thousands, except per share amounts)	Years ended December 31
	2004	2003	2002	2001	2000
Total revenue	$4,957,440	$4,576,853	$4,409,758	$4,122,474	$3,880,868
Total costs and expenses	4,257,992	3,855,762	3,790,313	3,356,090	3,078,020

Income from continuing operations before income taxes	699,448	721,091	619,445	766,384	802,848
Provision for income taxes	218,922	226,244	181,739	252,064	239,723

Income from continuing operations	480,526	494,847	437,706	514,320	563,125
Discontinued operations	-	3,270	38,044	(25,977)	64,104
Cumulative effect of accounting change	-	-	-	-	(4,683)

Net income	$480,526	$498,117	$475,750	$488,343	$622,546

Basic earnings per share:
Continuing operations	$2.08	$2.12	$1.83	$2.09	$2.20
Discontinued operations	-	.01	.16	(.11)	.25
Cumulative effect of accounting change	-	-	-	-	(.02)

Net income	$2.08	$2.13	$1.99	$1.99	$2.43

Diluted earnings per share:
Continuing operations	$2.05	$2.10	$1.81	$2.08	$2.18
Discontinued operations	-	.01	.16	(.10)	.25
Cumulative effect of accounting change	-	-	-	-	(.02)

Net income	$2.05	$2.11	$1.97	$1.97	$2.41

Total cash dividends on common, preference and preferred stock	$282,265	$280,870	$282,225	$285,164	$292,736
Cash dividends per share of common stock	$1.22	$1.20	$1.18	$1.16	$1.14
Average common and potential common shares outstanding	234,133,211	236,165,024	241,483,539	247,615,560	258,602,218
Cash provided by operating activities	$944,639	$851,261	$502,559	$1,035,887	$872,244
Depreciation and amortization	$306,750	$288,808	$264,250	$317,449	$321,157
Capital expenditures	$316,982	$285,681	$224,834	$256,204	$268,577

Balance sheet at December 31
Total assets	$9,820,580	$8,891,388	$8,732,314	$8,318,471	$7,901,266
Long-term debt	$2,798,894	$2,840,943	$2,316,844	$2,419,150	$1,881,947
Total debt	$3,982,687	$3,573,784	$3,968,551	$3,494,310	$3,164,548
Long-term capital lease obligations	$4,847	$4,183	$4,369	$3,103	$4,660
Preferred stockholders’ equity in a subsidiary company	$310,000	$310,000	$310,000	$310,000	$310,000
Stockholders’ equity	$1,290,081	$1,087,362	$853,327	$891,355	$1,284,975
Book value per common share	$5.60	$4.68	$3.62	$3.68	$5.16

Other
Common stockholders of record	26,129	27,011	27,418	27,849	32,231
Total employees	35,183	32,474	33,130	32,724	28,542

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

Overview

We achieved solid financial results in 2004, with an exceptionally strong finish to the year. There were six growth engines that propelled our momentum through 2004. Our growth engines include small business solutions, mail services, international, supplies, payment solutions and software. Additionally, we gained significant market share in the production mail market space and our strategy of focusing on targeted services in key vertical markets is proving successful in our management services business. In 2004, we also continued our transformation for long-term growth by staying focused on our strategic priorities, which included enhancing our core businesses, streamlining our infrastructure and expanding our presence in the mailstream and document management sectors.

Revenue grew 8% in 2004 driven by organic growth in our Global Mailstream Solutions and Global Enterprise Solutions segments, strategic transactions, which contributed 3%, and the favorable impact of foreign currency, which contributed 2%. Strategic transactions in 2004 included the acquisitions of Group 1 Software, Inc. (Group 1), International Mail Express, Inc. (IMEX), Ancora Capital & Management Group LLC (Ancora) and Groupe MAG. We also continued actions to reduce our investment in Capital Services and announced our plan to pursue a sponsored spin-off of our Capital Services external financing business.

Income from continuing operations was $481 million in 2004 compared with $495 million in 2003 and diluted earnings per share from continuing operations was $2.05 in 2004 compared with $2.10 in 2003. In 2004, income from continuing operations was reduced by after tax restructuring charges of $101 million, or 43 cents per diluted share, and an after tax charge of $13 million, or 5 cents per diluted share, resulting from the nationwide settlement of the remaining lawsuits related to a program we offer our customers to replace leased equipment if it is lost, stolen or destroyed. In 2003, income from continuing operations was reduced by after tax restructuring charges of $75 million, or 32 cents per diluted share. Diluted earnings per share included 9 cents from non-core Capital Services in 2004 compared with 16 cents in 2003.

See Results of Continuing Operations for 2004, 2003 and 2002 for a more detailed discussion of our results of operations.

Outlook for 2005

We anticipate that we will experience continued strengthening in our financial results in 2005. We expect revenue growth in the range of 7% to 9%, driven by organic growth in our core businesses, strategic transactions and foreign currency, which is expected to contribute approximately 2%. We anticipate that organic revenue growth will continue to be driven by the six growth engines discussed above, as the ongoing changing mix of our product line, where a greater percentage of the revenue is coming from diversified revenue streams associated with fully featured smaller systems and less from larger system sales, continues. Revenue growth at PBMS is expected to benefit from our strategy of focusing on key vertical markets, improving transactional reprographic volumes and reduced consolidation of existing accounts. However, PBMS’ revenue growth could be moderated as we continue to focus on higher margin service offerings.

During 2005, we expect to record additional after tax restructuring charges in the range of $13 million to $26 million, or 6 cents to 11 cents per diluted share, net of the anticipated gain on the sale of our main plant manufacturing facility. These charges relate to the continued realignment and streamlining of our worldwide infrastructure. Including these net restructuring charges, we expect diluted earnings per share in the range of $2.51 to $2.64. Our estimates do not include the impact of adopting new accounting pronouncements during the year or the impact from a potential spin-off of our Capital Services external financing business. We anticipate that 2005 earnings will be driven by higher revenue growth and benefits from our cost reduction programs. However, 2005 earnings will be constrained by a year-over-year decline in earnings from non-core Capital Services in the range of 2 cents to 4 cents per diluted share and incremental retiree benefit costs in the range of 6 cents to 8 cents per diluted share. We also anticipate that our interest expense and tax rates will increase in 2005.

Results of Continuing Operations 2004 Compared to 2003

Business segment revenue

The following table shows revenue in 2004 and 2003 by business segment:

(Dollars in millions)	2004	2003	% change
Global Mailstream Solutions	$3,390	$3,143	8%
Global Enterprise Solutions	1,426	1,280	11%
Capital Services	141	154	(8)%

Total revenue	$4,957	$4,577	8%

Global Mailstream Solutions revenue increased 8% over the prior year driven by organic growth in our worldwide operations, the favorable impact of foreign currency, which contributed 3%, and the acquisitions of Groupe MAG, Ancora and IMEX, which contributed 1%. During the year we experienced an ongoing changing mix of our products, where a greater percentage of the revenue is coming from more fully featured smaller systems, supplies, payment solutions, software and mail services and less from larger system sales. Our mail services operations grew at a double-digit rate as a result of strong performance at existing sites and the continued expansion of our mail services network with the acquisitions of Ancora and IMEX. International revenue grew 8% on an organic basis as a result of strong growth throughout most of Europe, driven by an increase in production mail equipment placements with large customers and increased meter and mailing equipment placements by our small business operations. In particular, revenue in the U.K. grew at a double-digit rate on a local currency basis due to positive customer reception to our new product lines and improved sales force productivity.

Global Enterprise Solutions revenue increased 11% over the prior year driven by a 6% increase at PBMS and a 32% increase at DMT. PBMS’ revenue increased 6% over the prior year due primarily to the acquisition of DDD Company (DDD), which contributed 5% to revenue growth. Revenue also benefited from new business and a continued improvement in transactional reprographic volumes. Also, the consolidation and reduction of business with existing accounts subsided. Revenue growth was adversely affected by our focus on higher margin service offerings. DMT’s revenue increased 32% over the prior year driven by the acquisition of Group 1, which contributed 23%, and ongoing demand for DMT’s leading edge, information-based inserting and sorting equipment. Group 1, which provides industry leading document composition and mail address hygiene software, experienced strong demand for its software products and services during the year.

Capital Services revenue decreased 8% over the prior year consistent with our strategy to reduce our exposure to non-core, long-term financing.

Business segment earnings before interest and taxes (EBIT)

The following table shows EBIT in 2004 and 2003 by business segment:

(Dollars in millions)	2004	2003	% change
Global Mailstream Solutions	$1,052	$992	6%
Global Enterprise Solutions	94	81	16%
Capital Services	81	99	(18)%

Total EBIT	$1,227	$1,172	5%

Global Mailstream Solutions EBIT increased 6% driven by revenue growth and the effect of our continued emphasis on reducing costs and controlling operating expenses. EBIT margins were adversely affected by the increase in mix of international and mail services revenues.

The EBIT increase in our Global Enterprise Solutions segment included an 8% increase at PBMS and a 32% increase at DMT. PBMS’ EBIT margins improved slightly versus the prior year, helped by our focus on higher margin service offerings and ongoing administrative cost reduction measures. DMT’s EBIT growth reflects the increase in revenue for the year.

EBIT decreased 18% in the Capital Services segment, consistent with our ongoing strategy to reduce our exposure to non-core, long-term financing.

Revenue by source

The following table shows revenue in 2004 and 2003 by source:

(Dollars in millions)	2004	2003	% change
Sales	$1,463	$1,326	10%
Rentals	804	785	2%
Business services	1,268	1,119	13%
Support services	683	618	11%
Core financing	640	616	4%
Non-core financing	99	113	(12)%

Total revenue	$4,957	$4,577	8%

Sales revenue increased 10% over the prior year due to strong growth in sales of international mailing equipment, DMT equipment and supplies; the acquisition of Group 1, which contributed 2%; and the favorable impact of foreign currency, which contributed 4%.

Rentals revenue increased 2% due to the favorable impact of foreign currency. At December 31, 2004, digital meters represented approximately 75% of our U.S. meter base, up from 67% in 2003.

Business services revenue includes revenue from PBMS and mail services. Business services revenue increased 13% due primarily to the acquisitions of IMEX, Ancora and DDD, which contributed 8%, and strong growth at our existing mail services sites.

Support services revenue increased 11% due primarily to the acquisition of Group 1, which contributed 5%; the favorable impact of foreign currency, which contributed 3%; a larger population of international equipment maintenance agreements; and higher professional services revenue at DMT. Support services revenue continues to be partially dependent on equipment sales levels.

Core financing revenue increased 4% due primarily to growth in postal payment solutions and the favorable impact of foreign currency, which contributed 2%.

Non-core financing revenue decreased 12% consistent with our ongoing planned strategy to reduce our exposure to non-core, long-term financing.

Costs of revenue

The following table summarizes costs of revenue as a percentage of related revenue in 2004 and 2003:

			Percentage of Revenue
(Dollars in millions)	2004	2003	2004	2003
Cost of sales	$664	$612	45.4%	46.1%
Cost of rentals	$164	$171	20.4%	21.7%
Cost of business services	$1,047	$921	82.5%	82.3%
Cost of support services	$354	$323	51.8%	52.3%

Cost of sales, as a percentage of sales revenue, decreased compared with 2003, primarily due to lower costs resulting from our successful transition to outsourcing of parts for digital equipment and an increase in mix of higher margin software and supplies revenue.

Cost of rentals, as a percentage of rentals revenue, decreased compared with 2003, as a result of lower depreciation costs associated with our standalone meters and lower repair costs resulting from the shift from electronic to digital meters.

Cost of business services, as a percentage of business services revenue, increased compared with 2003, primarily due to initial higher costs associated with our expansion to new sites in our mail services operations.

Cost of support services, as a percentage of support services revenue, decreased compared with 2003, primarily due to higher margin software support services revenue at Group 1, partially offset by the increase in mix of lower margin international support services revenue.

Cost of non-core financing

Cost of non-core financing in 2004 relates to the sale of a non-core Capital Services operating lease.

Selling, general and administrative expenses

The following table shows selling, general and administrative expenses as a percentage of total revenue in 2004 and 2003:

			Percentage of Revenue
(Dollars in millions)	2004	2003	2004	2003
	$1,511	$1,400	30.5%	30.6%

Selling, general and administrative expenses, as a percentage of total revenue, decreased compared with 2003, as a result of our emphasis on controlling operating expenses, partially offset by costs associated with investments in infrastructure improvements, organizational transformation programs and growth initiatives.

Research and development expenses

The following table shows research and development expenses in 2004 and 2003:

(Dollars in millions)	2004	2003	% change
	$160	$147	9%

Research and development expenses increased 9% in 2004 due primarily to research and development at Group 1. The increase also reflects our continued investment in developing new technologies and enhancing features for all our products, including expenditures for new digital meters and mailing machines, billing and statement software, distribution and logistics software, advanced inserting equipment and mail sorting equipment.

Net interest expense

The following table shows net interest expense in 2004 and 2003:

(Dollars in millions)	2004	2003	% change
	$169	$165	2%

Net interest expense increased 2% in 2004 due to higher average debt outstanding during the year. Our variable and fixed rate debt mix, after adjusting for the effect of interest rate swaps, was 30% and 70%, respectively, at December 31, 2004. Based on our borrowings at December 31, 2004, a one-percentage point change in short-term interest rates would impact annual interest expense by approximately $12 million.

Effective tax rate

The following table shows the effective tax rate in 2004 and 2003:

2004	2003
31.3%	31.4%

The effective tax rate in 2004 and 2003 included tax benefits of 1.0% and .6%, respectively, from restructuring charges. The effective tax rate was negatively impacted by our strategy to cease originating non-core, long-term Capital Services financing. The tax rate continued to benefit from our international expansion and our continued investment in developing new technologies. Our provision for taxes could be affected by tax law changes and interpretations by governments or courts. We expect our effective tax rate in 2005 to increase as we continue to implement our Capital Services strategy outlined on page 17.

Results of Continuing Operations 2003 Compared to 2002

In 2003, revenue increased 4%, income from continuing operations increased 13% and diluted earnings per share from continuing operations increased 16% to $2.10 compared with $1.81 in 2002. Revenue growth for 2003 was driven primarily by the favorable impact of foreign currency, which contributed 3%, and by the acquisitions of DDD and PSI Group, Inc. (PSI), which contributed 1%, and more than offset the negative impact of lower revenue from non-core Capital Services financing. In 2003, income from continuing operations was reduced by after tax restructuring charges of $75 million or 32 cents per diluted share and after tax contributions to charitable foundations of $6 million or 3 cents per diluted share, and increased by after tax income of $6 million or 3 cents per diluted share resulting from the favorable resolution of contingencies related to a settlement of a class action lawsuit that was settled in 2002. In 2002, income from continuing operations was reduced by a non-cash after tax Capital Services charge of $134 million or 56 cents per diluted share, related to a write-down of our investments in commercial passenger aircraft leasing, and to increase our provision for credit losses primarily related to the rapid deterioration of the U.S. airline industry. Diluted earnings per share included 16 cents from non-core Capital Services in 2003 compared with 24 cents in 2002. During 2003, we generated $851 million of cash from operating activities, repurchased 5.4 million shares of our common stock and increased our common stock dividend for the twenty-second consecutive year.

Business segment revenue

The following table shows revenue in 2003 and 2002 by business segment:

(Dollars in millions)	2003	2002	% change
Global Mailstream Solutions	$3,143	$2,998	5%
Global Enterprise Solutions	1,280	1,229	4%
Capital Services	154	183	(16)%

Total revenue	$4,577	$4,410	4%

Global Mailstream Solutions revenue increased 5% over the prior year driven by the favorable impact of foreign currency, which contributed 3%, and the acquisition of PSI, which contributed 2%. Revenue was negatively impacted by delayed decision-making by customers for equipment upgrades and new equipment purchases at the high-end of our product line due to business and economic uncertainty. Global Mailstream Solutions revenue in the U.S. grew 2% driven by growth in small business mailing products and mail services operations partially offset by lower financing and sales revenue from slower equipment sales. Within the Global Mailstream Solutions segment, international mailing revenue increased 14% primarily as a result of the favorable impact of foreign currency. On a local currency basis, Canada, France and the Nordic countries experienced good revenue growth. Canada’s revenue grew on a local currency basis due to increased leasing of equipment, improved support services revenue and strong placements of new digital meter systems and high-end production mailing systems. France’s revenue grew on a local currency basis due to the integration and success of the Secap organization. This revenue growth was achieved despite lower revenue in some European countries, such as Germany, and Asia where economic conditions deteriorated and as a result demand has been slower for mailing equipment in a post meter migration environment.

Global Enterprise Solutions revenue increased 4% over the prior year driven by a 3% increase at PBMS and an 8% increase at DMT. PBMS’ revenue increased 3% over the prior year as a result of the favorable impact of foreign currency and the acquisition of DDD, which more than offset the adverse impact of contraction of business in large enterprise accounts. Contraction of business in the telecommunications, financial services and transaction based legal services industries continued to have an adverse impact on PBMS’ revenue growth and operating margins, which resulted in the loss of higher margin business with long-term customers as they continued to downsize their businesses in 2003. The acquisition of DDD demonstrates PBMS’ strategy to accelerate diversification into the government vertical as well as to expand cross-selling opportunities. The diversification of its customer base will help offset the weakness that still exists in many other customer segments. DMT’s revenue increased 8% over the prior year driven by sales of DMT’s inserter and sorting equipment. DMT was adversely impacted during the first half of 2003 by reduced capital spending as businesses continued to delay large capital spending decisions, which in turn slowed worldwide demand for our high speed production mail equipment and mail processing software. Orders for inserter equipment have been strong over the second half of 2003 as businesses appear to have gradually increased their capital spending in anticipation of an improving economy.

Capital Services revenue decreased 16% consistent with our strategy to reduce our exposure to non-core, long-term financing.

Business segment EBIT

The following table shows EBIT in 2003 and 2002 by business segment:

(Dollars in millions)	2003	2002	% change
Global Mailstream Solutions	$992	$952	4%
Global Enterprise Solutions	81	101	(20)%
Capital Services	99	120	(18)%

Total EBIT	$1,172	$1,173	-%

Global Mailstream Solutions EBIT increased 4% supported by revenue growth and the effect of our continued emphasis on reducing costs and controlling operating expenses. EBIT was favorably impacted by foreign currency. EBIT was adversely affected by moderating customer orders and upgrades due to the continuing weak economy and a shift to lower margin products and services.

The decrease in EBIT in our Global Enterprise Solutions segment resulted from a 30% EBIT decrease at PBMS partially offset by an 8% EBIT increase at DMT. EBIT at PBMS was adversely impacted by acquiring new lower margin accounts, lost higher margin accounts, and contraction of businesses in the telecommunications, financial services and transaction-based legal services sectors. PBMS continued its actions to offset economic sensitivity by diversifying its customer base into other market segments and providing higher value services to existing customers while reducing general and administrative expenses to address margin pressures. DMT’s EBIT growth resulted from increased placements of high margin equipment.

EBIT decreased 18% in the Capital Services segment consistent with our strategy to reduce our exposure to non-core, long-term financing.

Revenue by source

The following table shows revenue in 2003 and 2002 by source:

(Dollars in millions)	2003	2002	% change
Sales	$1,326	$1,309	1%
Rentals	785	765	3%
Business services	1,119	1,011	11%
Support services	618	582	6%
Core financing	616	601	3%
Non-core financing	113	142	(21)%

Total revenue	$4,577	$4,410	4%

Sales revenue increased 1% over the prior year due to strong supplies sales, sales of DMT equipment and the favorable impact of foreign currency, which more than offset the impact of delayed decision-making for upgrades and new equipment purchases at the high-end of our Global Mailstream Solutions product lines.

Rentals revenue increased 3% primarily due to the favorable impact of foreign currency, which contributed 2%, and the strong placements of our digital standalone meters and new digital system meters. At December 31, 2003, digital meters represented approximately 67% of our U.S. meter base, up from 58% in 2002.

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

Support services revenue increased 6% due primarily to an increased service contract base and the favorable impact of foreign currency, which contributed 3%. Despite competitive pricing pressures, Global Mailstream Solutions achieved a strong increase in support services revenue due to a larger population of equipment maintenance agreements. DMT had growth in support services revenue driven by higher professional services revenue. Ongoing support services revenue continues to be partially dependent on equipment sales levels.

Core financing revenue increased 3% due primarily to the favorable impact of foreign currency.

Non-core financing revenue decreased 21% consistent with our strategy to reduce our exposure to non-core, long-term financing.

Costs of revenue

The following table summarizes costs of revenue as a percentage of related revenue in 2003 and 2002:

			Percentage of Revenue
(Dollars in millions)	2003	2002	2003	2002
Cost of sales	$612	$593	46.1%	45.3%
Cost of rentals	$171	$174	21.7%	22.7%
Cost of business services	$921	$814	82.3%	80.5%
Cost of support services	$323	$297	52.3%	51.1%

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

Cost of business services, as a percentage of business services revenue, increased compared with 2002, primarily due to initial lower margins, higher start-up costs and delayed implementation associated with new accounts and sites, the loss of higher margin business with long-term customers as they continued to downsize and higher employee benefit costs.

Cost of support services, as a percentage of support services revenue, increased compared with 2002, primarily due to the increase in mix of lower margin international support services revenue, partially offset by our emphasis on controlling operating expenses.

Selling, general and administrative expenses

The following table shows selling, general and administrative expenses as a percentage of total revenue in 2003 and 2002:

			Percentage of Revenue
(Dollars in millions)	2003	2002	2003	2002
	$1,400	$1,378	30.6%	31.3%

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

The effective tax rate in 2003 included a .6% tax benefit from restructuring charges recorded in 2003. The effective tax rate in 2002 included a 2.0% tax benefit related to our Capital Services charge recorded in 2002. The effective tax rate was negatively impacted by our strategy to cease originating non-core, long-term Capital Services financing. The tax rate continues to benefit from leasing and financing activities. The tax rate is also favorably affected by our international expansion and our continued investment in developing new technologies. Our provision for taxes could be affected by tax law changes and interpretations by governments or courts.

Capital Services

Capital Services strategy

In December 2004, our Board of Directors approved a plan to pursue a sponsored spin-off of our Capital Services external financing business. The new entity will be an independent publicly traded company consisting of most of the assets in our Capital Services segment, including assets related to Imagistics International, Inc. We have entered into negotiations with a third party interested in investing in the new entity. The decision to move forward with the spin-off will be contingent upon reaching agreement on terms with an investor, prevailing market conditions at the time of the proposed spin-off, regulatory review and the receipt of a favorable ruling from the Internal Revenue Service that the spin-off will be tax free.

The decision to pursue the option of a sponsored spin-off is consistent with our ongoing planned strategy of reducing our risks associated with complex, long-term financing transactions. This will enable us to sharpen our focus on our core businesses consistent with our strategic priorities and will enhance our financial flexibility going forward. We liquidated approximately $49 million, $337 million and $225 million of non-core Capital Services assets in 2004, 2003 and 2002, respectively. Diluted earnings per share from non-core Capital Services was 9 cents, 16 cents and 24 cents for the years ended December 31, 2004, 2003 and 2002, respectively.

Capital Services portfolio

Our investment in Capital Services lease related assets included in our Consolidated Balance Sheets is composed of the following:

December 31 (Dollars in millions)	2004	2003
Leveraged leases	$1,585	$1,535
Finance receivables (1)	633	450
Other assets (1)	-	51
Rental equipment (1)	54	18

Total	$2,272	$2,054

(1)	On March 31, 2004 we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” and consolidated the assets and liabilities of PBG Capital Partners LLC (PBG). Accordingly, the increase in finance receivables and rental equipment at December 31, 2004 reflects the consolidated assets of PBG. Other assets at December 31, 2003 represented our investment in PBG, which at that time was accounted for under the equity method of accounting. See Note 1 to the consolidated financial statements for further details on the impact of adopting FIN No. 46.

Our investment in leveraged lease assets is composed of the following:

December 31 (Dollars in millions)	2004	2003
Rental receivables	$7,820	$8,043
Residual value	534	550
Principal and interest on nonrecourse loans	(6,019)	(6,263)
Unearned income	(750)	(795)

Total leveraged leases	$1,585	$1,535

•	Rental receivables represent total lease payments from our customers over the remaining term of the leveraged leases.

•	Residual value represents the value of the property anticipated at the end of the leveraged lease terms and is based on appraisals or other sources of estimated value. We regularly review the recorded residual value for impairments deemed to be other than temporary and record adjustments as appropriate.

•	Principal and interest on nonrecourse loans represent amounts due to unrelated third parties from our customers over the remaining term of the leveraged leases. The nonrecourse loans are secured by the lessees’ rental obligations and the leased property. If a lessee defaults and if the amounts realized from the sale of these assets are insufficient, we have no obligation to make any payments due on these nonrecourse loans to the unrelated third parties. Accordingly, we are required by accounting principles generally accepted in the United States of America (GAAP) to subtract the principal and interest over the remaining term of the nonrecourse loans from our rental receivables and residual value. At December 31, 2004 and 2003, the principal balances on the nonrecourse loans totaled $3.4 billion and $3.5 billion, respectively, and the related interest payments over the remaining terms of the leases totaled $2.6 billion and $2.8 billion, respectively.

•	Unearned income represents our future financing income that will be earned over the remaining term of the leases.

•	Total leveraged leases represent the amount that is recorded in our Consolidated Balance Sheets.

The investment in total leveraged leases in our Consolidated Balance Sheets is diversified across the following types of assets:

(Dollars in millions)			Original Lease Term
December 31	2004	2003	(in years)
Locomotives and rail cars	$382	$360	20-40
Postal equipment	356	338	16-24
Commercial aircraft	275	279	23-25
Commercial real estate	242	236	17-25
Telecommunications	141	139	14-16
Rail and bus	133	132	27-37
Shipping and handling	56	51	24

Total leveraged leases	$1,585	$1,535

At December 31, 2004 and 2003, our leveraged lease investment in commercial real estate facilities included approximately $92 million and $88 million, respectively, related to leases of corporate facilities to four U.S. telecommunication entities, of which $76 million and $73 million, respectively, is with lessees that are highly rated. Additionally, our leveraged lease investment in telecommunications equipment represents leases to three highly rated international telecommunication entities. At December 31, 2004 substantially all of this portfolio is further secured by equity defeasance accounts or other third party credit arrangements.

At December 31, 2004 approximately 53% of our total leveraged lease portfolio is further secured by equity defeasance accounts or other third party credit arrangements. In addition, at December 31, 2004 approximately 18% of the remaining leveraged lease portfolio represents leases to highly rated government related organizations that have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Finance receivables are composed of the following:

December 31 (Dollars in millions)	2004	2003
Large ticket single investor leases (1)	$350	$178
Imagistics lease portfolio	283	272

Total finance receivables	$633	$450

(1)	The increase in large ticket single investor leases at December 31, 2004 reflects the change in Capital Services strategy and the consolidated assets of PBG. See Note 1 to the consolidated financial statements for further details on the impact of adopting FIN No. 46.

Investment in commercial passenger and cargo aircraft leasing transactions

At December 31, 2004 and 2003, our net investment in commercial passenger and cargo aircraft leasing transactions, net of related debt and minority interest, was $276 million and $298 million, respectively, which is composed of transactions with U.S. airlines of $24 million and $41 million, respectively, and foreign airlines of $252 million and $257 million, respectively. Our net investment in commercial passenger and cargo aircraft leasing portfolio is composed of investments in leveraged lease transactions, direct financing lease transactions and a portion of our investment in PBG. Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) our inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover our net investment; and/or (3) in the case of the leveraged lease portfolio, the default of an equity defeasance or other third party credit arrangements. At December 31, 2004 approximately 45% of our remaining net investment in commercial passenger and cargo aircraft leasing investments was further secured by approximately $123 million of equity defeasance accounts or third party credit arrangements.

Capital Services charges

In 2002, we recorded a non-cash pre-tax charge of approximately $213 million, to write-down our investments in commercial passenger aircraft leases primarily with US Airways Group, Inc. (US Airways) and United Air Lines (United) and to increase our provision for credit losses primarily related to commercial passenger aircraft leasing investments in the U.S. The pre-tax charge was composed of the following:

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

See Note 19 to the consolidated financial statements.

Off-Balance Sheet Items

Finance receivable sales

As part of our Capital Services programs, we have from time-to-time sold, through securitizations, net finance receivables with limited recourse. In these transactions, we have surrendered control over the transferred assets in accordance with paragraph 9 of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and received a cash payment from the transferee. Specifically, the finance receivables were sold to a bankruptcy remote limited liability company. At the time of sale, we obtained legal counsel’s opinion that the assets were isolated and that the sale qualified as a true sale at law. Under the terms of the sale, the transferee has the right to pledge or exchange the assets it received. There are no conditions that both constrain the transferee from taking advantage of its right to pledge or exchange and provide more than a trivial benefit to the transferor. We do not maintain effective control over the transferred assets.

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

In selective cases, when we have sold net finance receivables, we entered into guarantee contracts with varying amounts of recourse in privately placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $99 million and $126 million at December 31, 2004 and 2003, respectively. In accordance with GAAP, we do not record these amounts as liabilities in our Consolidated Balance Sheets.

Our maximum risk of loss on these net finance receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value, and supported by the creditworthiness of our customers. At December 31, 2004 and 2003, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts. As part of our review of our risk exposure, we believe we have made adequate provision for sold receivables and guarantee contracts which may not be collectible. See Notes 17, 19 and 21 to the consolidated financial statements.

Restructuring Charges

In January 2003, we undertook restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. In connection with these initiatives, we recorded pre-tax restructuring charges of $158 million and $117 million for the years ended December 31, 2004 and 2003, respectively. We expect these restructuring initiatives to be substantially completed by the end of 2005 and currently estimate 2005 pre-tax restructuring charges to be in the range of $20 million to $40 million, net of the anticipated gain on the sale of our main plant manufacturing facility. As we continue to finalize our 2005 restructuring plans, the ultimate amount and timing of the restructuring charges may differ from our current estimates. The charges related to these restructuring initiatives will be recorded as the various initiatives take effect.

The cash outflows related to restructuring charges are funded primarily by cash from operating activities. The restructuring initiatives are expected to continue to increase our operating efficiency and effectiveness in 2005 and beyond while enhancing growth, primarily as a result of reduced personnel related expenses. We realized incremental pre-tax benefits of approximately $45 million and $25 million in 2004 and 2003, respectively, from these restructuring initiatives and currently estimate incremental pre-tax benefits from these initiatives in the range of $40 million to $50 million in 2005. See Note 1 to the consolidated financial statements for our accounting policy related to restructuring charges.

The pre-tax restructuring charges are composed of:

(Dollars in millions)	Restructuring charges	Non-cash charges	Cash payments	Balance December 31
2003
Severance and benefit costs	$81	$-	$(54)	$27
Asset impairments	27	(27)	-	-
Other exit costs	9	-	(4)	5

	$117	$(27)	$(58)	$32

2004
Severance and benefit costs	$76	$-	$(55)	$48
Asset impairments	73	(73)	-	-
Other exit costs	9	-	(11)	3

	$158	$(73)	$(66)	$51

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 2,300 employees worldwide from the inception of this plan through December 31, 2004 and expected future workforce reductions of approximately 1,000 employees. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 60% of the workforce reductions to date are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Restructuring charges in 2004 included a pre-tax charge of $28 million related to the planned closure of a manufacturing facility in Germany. Asset impairments in 2004 included a $47 million charge related to the write-down of capitalized system development costs, related to order management processes, as a result of our changing business profile and our organizational realignment. Asset impairments in 2003 included a $24 million charge as a result of our decision to exit our main plant manufacturing facility in Connecticut in connection with our product sourcing and real estate optimization strategy. Other asset impairments in 2004 and 2003 relate primarily to the write-down of property, plant and equipment resulting from the closure or streamlining of certain facilities and systems. The fair values of the impaired long-lived assets were determined primarily using probability weighted expected cash flows in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

In January 2005, our Board of Directors approved the sale of our main plant manufacturing facility in Connecticut. In connection with this transaction, we expect to record a pre-tax gain of approximately $30 million in 2005.

Other Income (Expense)

Charitable contributions

In 2003, we recorded a pre-tax charge of $10 million ($6 million net of taxes) related to contributions to two charitable foundations.

Legal settlements, net

In 2004, we recorded a pre-tax charge of approximately $20 million associated with the settlement of lawsuits related to a program we offer to some of our leasing customers to replace equipment if it is lost, stolen or destroyed. The $20 million charge relates to the following settlement costs: certificates to be provided to members of the class for purchase of office products through our diverse supply line and the cost of legal fees and related expenses. See Legal Proceedings in Item 3 of this Form 10-K for information regarding our legal proceedings.

In 2001, we recorded a pre-tax charge of approximately $24 million associated with the settlement of a lawsuit related to lease upgrade pricing in the early to mid-1990’s. The $24 million charge relates to the following settlement costs: award certificates to be provided to members of the class for purchase of office products through the Pitney Bowes supply line and the cost of legal fees and related expenses. In 2003, we recorded pre-tax income of $10 million ($6 million net of taxes) related to the expiration of product award certificates provided in connection with this settlement.

Acquisitions

In December 2004, we acquired Groupe MAG for a net purchase price of $43 million of cash. Groupe MAG is a distributor of production mail equipment, software and services in France, Belgium and Luxembourg.

In November 2004, we acquired a substantial portion of the assets of Ancora for a net purchase price of $37 million of cash. Ancora is a provider of first class, standard letter and international mail processing and presort services with five operations in southern California, Pennsylvania and Maryland.

In July 2004, we acquired Group 1 for a net purchase price of $329 million of cash. Group 1 is an industry leader in software that enhances mailing efficiency, data quality and customer communications.

In May 2004, we acquired substantially all of the assets of IMEX for a net purchase price of $30 million of cash. IMEX consolidates letters and flat-sized mail headed to international addresses to reduce postage costs and expedite delivery.

In October 2003, we acquired DDD for a final net purchase price, following post-closing adjustments, of $48.6 million, which consisted of approximately $24.3 million of cash and the issuance of common stock valued at $24.3 million. DDD offers a broad array of services including, fulfillment services, secure mail processing, messenger services, logistics support, and record and information management.

In August 2002, we acquired PSI for approximately $127 million of cash and $39 million in assumed debt. PSI, the nation’s largest mail presort company, prepares, sorts and aggregates mail to earn postal discounts and expedite delivery for its customers.

We accounted for these acquisitions using the purchase method of accounting and accordingly, the operating results of these acquisitions have been included in our consolidated financial statements since the date of acquisition. These acquisitions did not materially impact income from continuing operations for the years ended December 31, 2004, 2003 and 2002, respectively.

During 2004, 2003 and 2002, we also completed several smaller acquisitions, including additional sites for our mail services operations and some of our international dealerships. We also acquired the hardware equipment services business of Standard Register Inc. at the end of 2004, one of our address printing suppliers in 2003 and completed the acquisition of the remaining 43% ownership interest of MailCode Inc. in 2002. The cost of these acquisitions in the aggregate was less than $75 million in each year. These acquisitions did not have a material impact on our financial results either individually or on an aggregate basis. These acquisitions are included in other investing activities in the Consolidated Statements of Cash Flows.

See Note 14 to the consolidated financial statements.

Discontinued Operations

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

Liquidity and Capital Resources

Our ratio of current assets to current liabilities decreased to .82 to 1 at December 31, 2004 compared with .95 to 1 at December 31, 2003. The decrease in this ratio was due primarily to the reclassification of current maturities of long-term debt to short-term debt. See Financings and Capitalization for further details.

To manage interest rate risk, we use a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements. Our fixed to floating percentages were 70% and 30%, respectively, at December 31, 2004 and 2003. During 2003, we took advantage of lower interest rates in refinancing the debt in our portfolio that matured during the year. This will better position us against a rise in interest rates in the future.

The ratio of total debt to total debt and stockholders’ equity was 75.5% at December 31, 2004 versus 76.7% at December 31, 2003. Including the preferred stockholders’ equity in a subsidiary company as debt, the ratio of total debt to total debt and stockholders’ equity was 76.9% at December 31, 2004 compared to 78.1% at December 31, 2003. The decrease in this ratio was driven primarily by net income and favorable foreign currency translation adjustments, offset by an increase in debt, stock repurchases and the payment of dividends.

The following table summarizes our cash flows in 2004 and 2003:

(Dollars in millions)	2004	2003

Cash flows from operating activities:
Net income	$481	$498
Nonrecurring charges, net	113	71
Nonrecurring payments	(66)	(73)
Depreciation and amortization	307	289
Increase in deferred taxes on income and income taxes payable	211	195
Pension plan investment	-	(50)
Net investment in internal finance receivables	(74)	(60)
Other operating assets and liabilities	(27)	(19)

Net cash provided by operating activities	945	851
Net cash used in investing activities	(772)	(34)
Net cash used in financing activities	(194)	(850)
Effect of exchange rate changes on cash	7	12

Decrease in cash and cash equivalents	$(14)	$(21)

2004 Cash flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Nonrecurring charges, net, consisted primarily of restructuring charges. Nonrecurring payments consisted of severance payments made in connection with our restructuring program. The increase in our deferred taxes and income taxes payable balances contributed $211 million to cash from operations, resulting from continued tax benefits from our internal financing and Capital Services leasing activities. The increase in our internal finance receivables balances reduced cash from operations by $74 million, reflecting growth in equipment placements and our postal payment business during the year. Other operating assets and liabilities reduced our cash from operations by $27 million primarily due to higher accounts receivable balances that resulted from strong equipment sales at the end of the year.

Net cash used in investing activities consisted primarily of capital expenditures, acquisitions and other investing activities, partially offset by cash generated from Capital Services asset sales and reserve account deposits. Capital expenditures were $317 million reflecting our continued investment in property, plant, equipment and rental assets. We generated $17 million from our net investment in Capital Services reflecting our strategy to reduce our exposure to non-core Capital Services. We used $500 million for acquisitions and other investing activities, reflecting the continued implementation of our growth strategies. We generated $28 million from our reserve account deposits driven by growth in our postal payment business.

Net cash used in financing activities consisted primarily of dividends paid to stockholders of $282 million and stock repurchases of $200 million, partially offset by net debt proceeds of $215 million and by proceeds from issuance of stock of $73 million.

2003 Cash flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Nonrecurring charges, net, consisted primarily of restructuring charges. Nonrecurring payments consisted primarily of severance payments made in connection with our restructuring program. We made a $50 million pension plan contribution. The increase in our deferred taxes and income taxes payable balances contributed $195 million to cash from operations, resulting from continued tax benefits from our internal financing and Capital Services leasing activities. The increase in our internal finance receivables balances reduced cash from operations by $60 million, reflecting growth in equipment placements and our postal payment business during the year. Other operating assets and liabilities reduced our cash from operations by $19 million.

Net cash used in investing activities consisted primarily of capital expenditures, acquisitions and other investing activities, partially offset by cash generated from asset sales at Capital Services and reserve account deposits. Capital expenditures were $286 million reflecting our continued investment in property, plant, equipment and rental assets. We generated $304 million from our net investment in Capital Services, reflecting our strategy to reduce our exposure to non-core financing assets. We used $107 million for acquisitions and other investing activities, reflecting the continued implementation of our growth strategies. We generated $50 million from our reserve account deposits driven by growth in our postal payment business.

Net cash used in financing activities consisted primarily of dividends paid to stockholders of $281 million, stock repurchases of $200 million and net debt payments of $422 million, partially offset by proceeds from issuance of stock of $52 million.

Financings and Capitalization

In February 2005, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) for issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

At December 31, 2004, $5.8 million remained available under the shelf registration statement filed in October 2001 with the SEC, permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. In April 2003, as part of this shelf registration statement, we established a medium-term note program for the issuance of up to $1.38 billion in aggregate principal, representing the remaining amount available on the shelf at that time.

At December 31, 2004, we had unused lines of credit and revolving credit facilities of $1.5 billion in the U.S. and $10.6 million outside the U.S., primarily to support commercial paper issuance.

In November 2004, we issued $100 million of unsecured fixed rate notes maturing in August 2014. These notes bear interest at an annual rate of 4.875% and pay interest semi-annually beginning February 2005. This issuance was a reopening of the 4.875% notes due August 2014, originally issued in August 2004. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper and the repurchase of company stock.

In August 2004, we issued $350 million of unsecured fixed rate notes maturing in August 2014. These notes bear interest at an annual rate of 4.875% and pay interest semi-annually beginning February 2005. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, financing of acquisitions and the repurchase of company stock.

We believe our financing needs in the short and long-term can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and our existing commercial paper programs. Information on debt maturities is presented in Note 5 to the consolidated financial statements.

The following summarizes our known contractual obligations at December 31, 2004 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period

(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commercial paper borrowings	$538	$538	$-	$-	$-
Long-term debt and current portion of long-term debt	3,438	639	361	811	1,627
Non-cancelable capital lease obligations	7	2	4	1	-
Non-cancelable operating lease obligations	251	74	99	46	32
Purchase obligations (1)	180	171	9	-	-

Total	$4,414	$1,424	$473	$858	$1,659

(1)	Purchase obligations include unrecorded agreements to purchase goods or services that are enforceable and legally binding upon us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(2)	Other noncurrent liabilities of $355 million included in our Consolidated Balance Sheets at December 31, 2004 relate primarily to our non-pension postretirement benefits. See Note 11 to the consolidated financial statements.

Capital Expenditures

During 2004, capital expenditures included net additions of $185 million to property, plant and equipment and $132 million of rental equipment and related inventories compared with $185 million and $101 million, respectively, in 2003. These additions included expenditures for plant and manufacturing equipment and infrastructure improvements as well as investments associated with new accounts at PBMS. The addition of rental equipment relates primarily to postage meters and increased over the prior year due to higher placements of our digital meters during 2004.

We expect capital expenditures in 2005 to be approximately the same as 2004. These investments will also be affected by the timing of our customers’ transition to digital meters. At December 31, 2004, commitments for the acquisition of property, plant and equipment as well as rental equipment for new and replacement programs reflected the items discussed above.

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

The preparation of our financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, customer cancellations, bad debts, inventory obsolescence, residual values of leased assets, useful lives of long-lived assets and intangible assets, warranty obligations, restructuring, pensions and other postretirement benefits, contingencies and litigation, and allocation of purchase price to tangible and intangible assets acquired in business combinations. Our actual results could differ from those estimates and assumptions. We believe the assumptions and estimates used are reasonable and appropriate in accordance with GAAP.

Revenue recognition

Multiple element and internal financing arrangements

We derive our revenue from multiple sources including sales, rentals, financing and services. Certain of our transactions are consummated at the same time and can therefore generate revenue from multiple sources. The most common form of these transactions involves a non-cancelable equipment lease, a meter rental and an equipment maintenance agreement. As a result, we are required to determine whether the deliverables in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the delivered elements and when to recognize revenue for each element.

In multiple element arrangements, we recognize revenue for each of the elements based on their respective fair values in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We recognize revenue for delivered elements only when the fair values of undelivered elements are known and uncertainties regarding customer acceptance are resolved. Our allocation of the fair values to the various elements does not change the total revenue recognized from a transaction, but impacts the timing of revenue recognition. Revenue is allocated to the meter rental and equipment maintenance agreement elements first using their respective fair values, which are determined based on prices charged in standalone and renewal transactions. Revenue is then allocated to the equipment based on the present value of the remaining minimum lease payments. We then compare the allocated equipment fair value to the range of cash selling prices in standalone transactions during the period to ensure the allocated equipment fair value approximates average cash selling prices.

We provide lease financing for our products primarily through sales-type leases. We classify our leases in accordance with FAS No. 13, “Accounting for Leases.” The vast majority of our leases qualify as sales-type leases using the present value of minimum lease payments classification criteria outlined in FAS No. 13. We believe that our sales-type lease portfolio contains only normal collection risk with no important uncertainties with respect to future costs. Accordingly, we record the fair value of equipment as sales revenue, the cost of equipment as cost of sales and the minimum lease payments plus the estimated residual value as gross finance receivables. The difference between the gross finance receivable and the equipment fair value is recorded as unearned income and is amortized as income over the lease term using the interest rate implicit in the lease.

Equipment residual values are determined at inception of the lease using estimates of equipment fair value at the end of the lease term. Estimates of future equipment fair value are based primarily on our historical experience. We also consider forecasted supply and demand for our various products, product retirement and future product launch plans, end of lease customer behavior, regulatory changes, remanufacturing strategies, used equipment markets, if any, competition and technological changes. We evaluate residual values on an annual basis or as changes to the above considerations occur. We have not experienced any material changes to our residual values during 2004, 2003 or 2002 nor do we expect any material changes to residual values in the foreseeable future.

See Note 1 to the consolidated financial statements for our accounting policies on revenue recognition.

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

Allowance for credit losses

We estimate our finance receivables risks and provide allowances for credit losses accordingly. We establish credit approval limits based on the credit quality of our customers and the type of equipment financed. We charge finance receivables to the allowance for credit losses after collection efforts are exhausted and we deem the account uncollectible. We base credit decisions primarily on a customer’s financial strength. We believe that our concentration of credit risk for finance receivables in our internal financing division is limited because of our large number of customers, small account balances and customer geographic and industry diversification. In addition, in our Capital Services programs, we have considered collateral values.

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

Accounting for income taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. When we prepare our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision for our taxes in accordance with FAS No. 109, “Accounting for Income Taxes.” This process requires us to make the following assessments:

•	we estimate our actual current tax liability in each jurisdiction.

•	we estimate our temporary differences resulting from differences in treatment of items, such as lease revenue and related depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we include in our Consolidated Balance Sheets.

•	we then assess the likelihood that our deferred tax assets will be recovered from future taxable income and if we believe that recovery is not more likely than not, we establish a valuation allowance.

•	we assess the probable outcomes of uncertain tax positions.

At any time, our provision for taxes could be impacted by changes in tax law and interpretations by governments or courts.

Based on our 2004 income from continuing operations before income taxes, a 1% change in our effective tax rate would impact income from continuing operations by approximately $7 million.

Long-lived assets

Useful lives of long-lived assets

We depreciate property, plant and equipment principally using the straight-line method over estimated useful lives: machinery and equipment principally three to 15 years and buildings up to 50 years. We depreciate rental equipment using the straight-line method over estimated useful lives, which is principally three to ten years. We depreciate other depreciable assets using either the straight-line method or accelerated methods. We amortize properties leased under capital leases on a straight-line basis over the primary lease terms. We amortize capitalized costs related to internally developed software using the straight-line method over the estimated useful life, which is principally three to ten years. Intangible assets with finite lives are amortized over their estimated useful lives, which are principally five to 15 years. Our estimates of useful lives could be affected by changes in regulatory provisions, technology or business plans.

Impairment review

We evaluate the recoverability of our long-lived assets, including goodwill and intangible assets, on an annual basis or as circumstances warrant. Our goodwill impairment review requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. We use internal discounted cash flow estimates, quoted market prices when available and appraisals as appropriate to determine fair value. We derive the cash flow estimates from our historical experience and our future long-term business plans and apply an appropriate discount rate. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

We believe that we have no unrecorded asset impairments at December 31, 2004. However, future events and circumstances, some of which are described below, may result in an impairment charge:

•	changes in postal regulations governing the types of meters allowable for use. However, regulations were issued in November 2001, and therefore we do not expect new regulations for the foreseeable future.

•	new technological developments that provide significantly enhanced benefits over current digital technology.

•	significant negative economic or industry trends.

•	changes in our business strategy that alters the expected usage of the related assets.

•	significant increase or decrease in our cost of capital.

•	future terrorist or other actions that significantly impact the volume of mail.

•	future economic results that are below our expectations used in the current assessments.

Pension benefits

Assumptions and estimates

Our net pension expense, assets and obligations are dependent on various assumptions and estimates. We make assumptions relating to discount rates, rate of compensation increase, expected return on plan assets and other factors. These assumptions are evaluated and updated annually and are described in further detail in Note 11 to the consolidated financial statements. The following assumptions relate to our U.S. pension plan, which is our largest plan. We base our discount rate assumption on rates of return of high quality, long-term corporate bonds, including, among others, Moody’s AA corporate bond yields, with maturities that are consistent with projected cash flows. Accordingly, we lowered our discount rate assumption at December 31, 2004 to 5.75% from 6.0% in 2003 to reflect market interest rate conditions. The rate of compensation increase assumption reflects our actual experience and best estimate of future increases. Our estimate of rate of compensation increase was 4.75% in 2004 and 2003. Our expected return on plan assets is determined based on historical portfolio results, the plan’s asset mix and future expectations of market rates of return on the types of assets in the plan. Our expected return on plan assets assumption was 8.5% in 2004 and 2003.

Sensitivity to changes in assumptions:

•	Discount rate – a 0.25% increase in the discount rate would decrease annual pension expense by approximately $2 million

•	Rate of compensation increase – a 0.25% increase in the rate of compensation increase would increase annual pension expense by approximately $2 million

•	Expected return on plan assets – a 0.25% increase in the expected return on assets of our principal plans would decrease annual pension expense by approximately $4 million

Delayed recognition principles

In accordance with FAS No. 87, “Employers’ Accounting for Pensions,” actual pension plan results that differ from our assumptions and estimates are accumulated and amortized over the estimated future working life of the plan participants and will therefore affect pension expense recognized and obligations recorded in future periods. We also base our net pension expense primarily on a market related valuation of plan assets. In accordance with this approach we recognize differences between the actual and expected return on plan assets primarily over a five-year period and as a result future pension expense will be impacted when these previously deferred gains or losses are recorded.

Investment related risks and uncertainties

We invest our pension plans’ assets in a variety of investment securities in accordance with our strategic asset allocation policy. The composition of our U.S. pension plan assets at December 31, 2004 was approximately 71% equity securities, 24% fixed income securities and 5% real estate investments. Investment securities are exposed to various risks such as interest rate, market and credit risks. In particular, due to the level of risk associated with equity securities, it is reasonably possible that changes in the values of such investment securities will occur and that such changes could materially affect our future results.

New Accounting Pronouncements

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Our ownership of the equity of PBG qualifies as a variable interest entity under FIN No. 46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. We adopted the provisions of FIN No. 46 effective March 31, 2004. As a result, we consolidated the operations of PBG on March 31, 2004. Prior to March 31, 2004, we accounted for PBG under the equity method of accounting. PBG’s minority interest of $41 million is included in other noncurrent liabilities in the Consolidated Balance Sheet at December 31, 2004. PBG’s nonrecourse debt of $158 million is included in long-term debt and notes payable and current portion of long-term obligations in the Consolidated Balance Sheet at December 31, 2004. The consolidation of PBG did not have a material impact on our results of operations or cash flows.

In April 2003, FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of FAS No. 149 were generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not impact our financial position, results of operations or cash flows.

In May 2003, FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued. FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of FAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003 and were effective July 1, 2003. The adoption of this statement did not impact our financial position, results of operations or cash flows. See Note 6 to the consolidated financial statements.

In December 2003, FAS No. 132 (Revised), “Employer’s Disclosure about Pensions and Other Postretirement Benefits,” was issued. FAS No. 132R retains the disclosure requirements of the original pronouncement and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. The provisions of FAS No. 132R were effective for fiscal years ending after December 15, 2003, except for certain disclosures which are effective for fiscal years ending after June 15, 2004. See Note 11 to the consolidated financial statements.

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

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) to a sponsor of a postretirement health care plan that has concluded that prescription drug benefits available under the plan are actuarially equivalent and thus qualify for the subsidy under the Act. The provisions of FSP No. 106-2 were effective July 1, 2004. We have concluded that the prescription drug benefits provided under our nonpension postretirement benefit plans are actuarially equivalent to the prescription drug benefits offered under Medicare Part D. We adopted the provisions of FSP No. 106-2 on a prospective basis on July 1, 2004. See Note 11 to the consolidated financial statements.

In November 2004, FAS No. 151, “Inventory Costs,” was issued. FAS No. 151 amends and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provisions of FAS No. 151 are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of FAS No. 151.

In December 2004, FAS No. 123 (revised 2004), “Share-Based Payment,” was issued. FAS No. 123R supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. FAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. The provisions of FAS No. 123R are effective July 1, 2005. We are currently evaluating the provisions of FAS No. 123R and currently estimate that the adoption of these provisions will reduce annual diluted earnings per share in 2005 by approximately 7 cents to 9 cents, which is comparable with the 2004 pro forma amounts disclosed in Note 1 to the consolidated financial statements.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The FSP provides guidance under FAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that companies are allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. We are currently evaluating the effects of the repatriation provision; however, we do not expect to complete this evaluation until after Congress or the Treasury Department provides clarification on key elements of the repatriation provision. We do not expect the adoption of these provisions to have a material impact on our financial position, results of operations or cash flows.

See Note 1 to the consolidated financial statements for further details.

Legal and Regulatory Matters

Legal

See Legal Proceedings in Item 3 of this Form 10-K for information regarding our legal proceedings.

Other regulatory matters

In December 2003, we received accepted closing agreements with the Internal Revenue Service (IRS) showing income tax adjustments for the 1992 to 1994 tax years. The total additional tax for these years is approximately $5 million. Additional tax due for 1995 and future tax years in connection with these closing agreements will not materially affect our future results of operations, financial position or cash flows.

In addition to the accepted income tax adjustments discussed above, a proposed adjustment related to the 1994 tax year remains in dispute, which could result in additional tax of approximately $4 million for that year. The IRS also is proposing similar adjustments for the 1995 and future tax years relating to this deficiency. These adjustments could result in additional tax expense in the range of $0 to $40 million. We believe that we have meritorious defenses to these proposed adjustments. The IRS may propose penalties on us with respect to all periods that have been examined.

The IRS is in the process of completing its examination of our tax returns for the 1995 to 2000 tax years and has issued notices of proposed adjustment with respect to Capital Services leasing transactions entered into in 1997 through 2000. Specifically, the IRS is proposing to disallow certain expenses claimed as deductions on the 1997 through 2000 tax returns. We anticipate receiving similar notices for other leasing transactions entered into during the audit period. The IRS will likely make similar claims for years subsequent to 2000 in future audits with respect to these transactions. The IRS may propose penalties on us with respect to all periods that have been examined.

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

We believe that our accruals for tax liabilities are adequate for all open years. However, an unfavorable resolution could have a material effect on our results of operations, financial position or cash flows. At any time, our provision for taxes could be affected by changes in tax law and interpretations by government or courts.

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

2004 earnings performance was helped by currency translation gains of approximately 5 cents per diluted share. Based on the current contribution from our international operations, a 1% increase in the value of the U.S. dollar would result in a decline in revenue of approximately $12 million and a decline in income from continuing operations before income taxes of approximately $2 million.

Although not affecting income, balance sheet related deferred translation gains of $115 million were recorded in 2004 resulting from the stronger British pound, Canadian dollar and Euro as compared to the U.S. dollar. Similarly, deferred translation gains of $143 million and $38 million were recorded in 2003 and 2002.

The results of our international operations are subject to currency fluctuations. We enter into foreign exchange contracts primarily to minimize our risk of loss from such fluctuations. Exchange rates can also impact settlement of our intercompany receivables and payables that result from transfers of finished goods inventories between our affiliates in different countries, and intercompany loans.

At December 31, 2004, we had approximately $391 million of foreign exchange contracts outstanding, all maturing in 2005, to buy or sell various currencies. Risks arise from the possible non-performance by counterparties in meeting the terms of their contracts and from movements in securities values, interest and/or exchange rates. However, we do not anticipate non-performance by the counterparties as they are composed of a number of major international financial institutions. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate.

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

Forward-Looking Statements

We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-K, other reports or press releases or made by our management involve risks and uncertainties which may change based on various important factors. These forward-looking statements are those which talk about the company’s or management’s current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include:

•	changes in international or national political conditions, including any terrorist attacks

•	negative developments in economic conditions, including adverse impacts on customer demand

•	changes in postal regulations

•	timely development and acceptance of new products

•	success in gaining product approval in new markets where regulatory approval is required

•	successful entry into new markets

•	mailers’ utilization of alternative means of communication or competitors’ products

•	the company’s success at managing customer credit risk, including risks associated with commercial passenger and cargo aircraft leasing transactions

•	the company’s success at managing costs associated with its strategy of outsourcing functions and operations not central to its business

•	changes in interest rates

•	foreign currency fluctuations

•	cost, timing and execution of the restructuring plan

•	timing and execution of the meter transition plan

•	regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions

•	impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents

•	third-party suppliers’ ability to provide product components

•	negative income tax adjustments for prior audit years and changes in tax laws or regulations

•	terms and timing of actions to reduce exposures and disposal of assets in our Capital Services segment

•	continuing developments in the U.S. and foreign airline industry

•	changes in pension and retiree medical costs

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

During 2004 and 2003, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, using the variance/co-variance technique described above, was not material.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Years ended December 31
	2004	2003	2002

Revenue from:
Sales	$1,462,967	$1,325,490	$1,309,342
Rentals	804,351	785,130	764,642
Business services	1,268,027	1,119,146	1,010,912
Support services	682,788	617,800	581,665
Core financing	640,184	616,414	600,894
Non-core financing	99,123	112,873	142,303

Total revenue	4,957,440	4,576,853	4,409,758

Costs and expenses:
Cost of sales	663,584	611,620	593,163
Cost of rentals	164,074	170,557	173,795
Cost of business services	1,046,747	921,027	814,187
Cost of support services	353,658	323,279	297,275
Cost of non-core financing	13,017	-	-
Capital services charges	-	-	213,182
Selling, general and administrative	1,511,031	1,400,480	1,378,288
Research and development	159,835	147,262	141,269
Restructuring charges	157,634	116,713	-
Other expense (income)	19,666	(117)	-
Interest expense	172,403	167,649	185,352
Interest income	(3,657)	(2,708)	(6,198)

Total costs and expenses	4,257,992	3,855,762	3,790,313

Income from continuing operations before income taxes	699,448	721,091	619,445
Provision for income taxes	218,922	226,244	181,739

Income from continuing operations	480,526	494,847	437,706
Gain on disposal of discontinued operations, net of income tax	-	3,270	38,044

Net income	$480,526	$498,117	$475,750

Basic earnings per share:
Income from continuing operations	$2.08	$2.12	$1.83
Discontinued operations	-	.01	.16

Net income	$2.08	$2.13	$1.99

Diluted earnings per share:
Income from continuing operations	$2.05	$2.10	$1.81
Discontinued operations	-	.01	.16

Net income	$2.05	$2.11	$1.97

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$316,217	$293,812
Short-term investments, at cost which approximates market	3,933	28
Accounts receivable, less allowances: 2004, $50,254; 2003, $39,778	567,772	459,106
Finance receivables, less allowances: 2004, $71,001; 2003, $62,269	1,400,593	1,358,691
Inventories	206,697	209,527
Other current assets and prepayments	197,874	192,011

Total current assets	2,693,086	2,513,175

Property, plant and equipment, net	644,495	653,661
Rental equipment and related inventories, net	475,905	414,341
Property leased under capital leases, net	3,081	2,230
Long-term finance receivables, less allowances: 2004, $102,074; 2003, $78,915	1,820,733	1,654,419
Investment in leveraged leases	1,585,030	1,534,864
Goodwill	1,411,381	956,284
Intangible assets, net	323,737	203,606
Other assets	863,132	958,808

Total assets	$9,820,580	$8,891,388

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,475,107	$1,392,597
Income taxes payable	218,605	154,799
Notes payable and current portion of long-term obligations	1,178,946	728,658
Advance billings	421,819	370,915

Total current liabilities	3,294,477	2,646,969

Deferred taxes on income	1,771,825	1,659,226
Long-term debt	2,798,894	2,840,943
Other noncurrent liabilities	355,303	346,888

Total liabilities	8,220,499	7,494,026

Preferred stockholders’ equity in a subsidiary company	310,000	310,000
Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	19	19
Cumulative preference stock, no par value, $2.12 convertible	1,252	1,315
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Capital in excess of par value	-	-
Retained earnings	4,243,404	4,057,654
Accumulated other comprehensive income	135,526	18,063
Treasury stock, at cost (shares: 2004, 93,019,539; 2003, 91,049,689)	(3,413,458)	(3,313,027)

Total stockholders’ equity	1,290,081	1,087,362

Total liabilities and stockholders’ equity	$9,820,580	$8,891,388

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years ended December 31
	2004	2003	2002

Cash flows from operating activities:
Net income	$480,526	$498,117	$475,750
Nonrecurring charges, net	113,473	71,354	96,261
Nonrecurring payments	(66,055)	(72,751)	(65,660)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306,750	288,808	264,250
Increase in deferred taxes on income	134,559	140,507	323,434
Pension plan investment	-	(50,000)	(338,579)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(51,085)	(21,557)	12,833
Net investment in internal finance receivables	(73,726)	(60,197)	(82,949)
Inventories	17,079	19,021	(24,625)
Other current assets and prepayments	6,272	(2,223)	(12,427)
Accounts payable and accrued liabilities	15,385	(4,870)	(1,686)
Income taxes payable	76,128	54,012	(145,375)
Advance billings	(4,636)	(1,790)	(3,481)
Other, net	(10,031)	(7,170)	4,813

Net cash provided by operating activities	944,639	851,261	502,559

Cash flows from investing activities:
Short-term investments	(1,740)	3,631	1,063
Capital expenditures	(316,982)	(285,681)	(224,834)
Net investment in capital services	17,465	304,204	61,156
Acquisitions, net of cash acquired	(427,294)	(22,464)	(127,039)
Reserve account deposits	27,782	50,389	42,622
Other investing activities	(71,418)	(84,083)	(53,877)

Net cash used in investing activities	(772,187)	(34,004)	(300,909)

Cash flows from financing activities:
Increase (decrease) in notes payable, net	256,360	(581,991)	(15,140)
Proceeds from long-term obligations	450,897	1,026,738	707,289
Principal payments on long-term obligations	(491,904)	(866,872)	(267,360)
Proceeds from issuance of stock	73,316	52,341	34,768
Stock repurchases	(199,998)	(200,000)	(300,086)
Dividends paid	(282,265)	(280,870)	(282,225)

Net cash used in financing activities	(193,594)	(850,654)	(122,754)

Effect of exchange rate changes on cash	6,927	12,053	4,672

(Decrease) increase in cash and cash equivalents	(14,215)	(21,344)	83,568
Cash from consolidation of PBG Capital Partners LLC	36,620	-	-
Cash and cash equivalents at beginning of year	293,812	315,156	231,588

Cash and cash equivalents at end of year	$316,217	$293,812	$315,156

Interest paid	$167,761	$182,986	$206,281

Income taxes paid, net	$75,958	$59,045	$57,528

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share data)

	Preferred stock	Preference stock	Common stock	Capital in excess of par value	Comprehensive income	Retained earnings	Accumulated other comprehensive income	Treasury stock at cost

Balance, January 1, 2002	$24	$1,603	$323,338	$6,979		$3,658,481	$(155,380)	$(2,943,691)
Net income					$475,750	475,750
Other comprehensive income:
Translation adjustments					37,955		37,955
Net unrealized gain on derivative instruments					167		167
Minimum pension liability					(4,357)		(4,357)

Comprehensive income					$509,515

Cash dividends:
Preferred ($2.00 per share)						(1)
Preference ($2.12 per share)						(118)
Common ($1.18 per share)						(282,106)
Issuances of common stock				(4,843)		(3,444)		41,591
Conversions to common stock		(171)		(3,601)				3,772
Repurchase of common stock								(300,086)
Tax credits relating to stock options				1,465

Balance, December 31, 2002	24	1,432	323,338	-		3,848,562	(121,615)	(3,198,414)
Net income					$498,117	498,117
Other comprehensive income:
Translation adjustments					143,158		143,158
Net unrealized gain on derivative instruments					384		384
Minimum pension liability					(3,864)		(3,864)

Comprehensive income					$637,795

Cash dividends:
Preferred ($2.00 per share)						(1)
Preference ($2.12 per share)						(107)
Common ($1.20 per share)						(280,762)
Issuances of common stock						(9,448)		82,796
Conversions to common stock	(5)	(117)				(2,469)		2,591
Repurchase of common stock								(200,000)
Tax credits relating to stock options						3,762

Balance, December 31, 2003	19	1,315	323,338	-		4,057,654	18,063	(3,313,027)
Net income					$480,526	480,526
Other comprehensive income:
Translation adjustments					115,111		115,111
Net unrealized gain on derivative instruments					1,777		1,777
Minimum pension liability					575		575

Comprehensive income					$597,989

Cash dividends:
Preferred ($2.00 per share)						(1)
Preference ($2.12 per share)						(100)
Common ($1.22 per share)						(282,164)
Issuances of common stock						(18,658)		98,162
Conversions to common stock		(63)				(1,342)		1,405
Repurchase of common stock								(199,998)
Tax credits relating to stock options						7,489

Balance, December 31, 2004	$19	$1,252	$323,338	$-		$4,243,404	$135,526	$(3,413,458)

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data or as otherwise indicated)

1. Description of business and summary of significant accounting policies

Description of business

Pitney Bowes is a provider of leading-edge, global, integrated mail and document management solutions for organizations of all sizes. Pitney Bowes Inc. and all of its subsidiaries (the company) operate in three reportable segments: Global Mailstream Solutions, Global Enterprise Solutions and Capital Services. The company operates both inside and outside the United States. See Note 20 to the consolidated financial statements for financial information concerning revenue, earnings before interest and taxes (EBIT) and identifiable assets, by reportable segment and geographic area.

Consolidation

The accompanying consolidated financial statements of Pitney Bowes Inc. and all of its subsidiaries (the company) were prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Operating results of acquired companies are included in the consolidated financial statements from the date of acquisition. Intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, customer cancellations, bad debts, inventory obsolescence, residual values of leased assets, useful lives of long-lived assets and intangible assets, warranty obligations, restructuring, pensions and other postretirement benefits, contingencies and litigation, and allocation of purchase price to tangible and intangible assets acquired in business combinations. Actual results could differ from those estimates and assumptions.

Cash equivalents and short-term investments

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the date of acquisition. The company places its temporary cash and short-term investments with financial institutions or investment managers and/or invests in highly rated short-term obligations.

Accounts receivable

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

Fully depreciated assets are retained in fixed assets and depreciation until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

Capitalized software development costs

The company capitalizes certain costs of software developed for internal use. Capitalized costs include purchased materials and services, payroll and payroll related costs and interest costs. The cost of internally developed software is amortized on a straight-line basis over its estimated useful life, principally three to ten years.

The company capitalizes software development costs related to software to be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards (FAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Capitalized software development costs include purchased materials and services, payroll and payroll related costs attributable to programmers, software engineers, quality control and field certifiers and interest costs. Capitalized software development costs are amortized over the estimated product useful life, principally three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. Research and product development costs not subject to FAS No. 86 are expensed as incurred. Total capitalized software development costs were $2 million in 2004. There were no software development costs capitalized in 2003 and 2002 due to the fact that the period between technological feasibility and the availability for general release to the public was short and the related software development costs qualifying for capitalization in accordance with FAS No. 86 were insignificant.

Business combinations, goodwill and intangible assets

The company accounts for business combinations using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of net tangible and intangible assets acquired in business combinations. As of January 1, 2002, goodwill is no longer amortized but is tested for impairment on an annual basis or as circumstances warrant. Prior to January 1, 2002, goodwill was amortized using the straight-line method over its estimated useful life, principally 40 years. Intangible assets with finite lives acquired under business combinations are amortized over their estimated useful lives, principally five to 15 years. See Note 15 to the consolidated financial statements.

Impairment review

Long-lived assets, including goodwill and intangible assets, are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, the company records an impairment charge. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair values of impaired long-lived assets are determined using probability weighted expected cash flow estimates, quoted market prices when available and appraisals as appropriate in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Retirement plans

In accordance with FAS No. 87, “Employers’ Accounting for Pensions,” and FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” actual results that differ from the company’s assumptions and estimates are accumulated and amortized over the estimated future working life of the plan participants and will therefore affect pension expense recognized and obligations recorded in future periods. Net pension expense is based primarily on a market related valuation of plan assets. In accordance with this approach differences between the actual and expected return on plan assets are recognized over a five-year period and as a result future pension expense will be impacted when these previously deferred gains or losses are recorded. The company uses a measurement date of December 31 for all of its retirement plans. See Note 11 to the consolidated financial statements for further details.

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

Revenue recognition

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

The company’s sales revenue from customized equipment, mail creation equipment and shipping products is generally recognized when installed.

Sales of supplies

Revenue related to supplies is recognized at the point of title transfer, which is upon shipment.

Embedded software sales

The company sells equipment with embedded software to its customers. The embedded software is not sold separately, is not a significant focus of the marketing effort, and the company does not provide postcontract customer support specific to the software or incur significant costs that are within the scope of FAS No. 86. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that Statement of Position No. 97-2, “Software Revenue Recognition,” is not applicable. Sales of these products are recognized in accordance with either SEC Staff Accounting Bulletin No. 104 or FAS No. 13, “Accounting for Leases,” for sales-type leases.

Standalone software sales and integration services

The company recognizes revenue from standalone software licenses upon delivery of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. For software licenses that are included in a lease contract, the company recognizes revenue upon shipment of the software unless the lease contract specifies that the license expires at the end of the lease or the price of the software is deemed not fixed and determinable based on historical evidence of similar software leases. In these instances, revenue is recognized on a straight-line basis over the term of the lease contract. The company recognizes revenue from software requiring integration services at the point of customer acceptance. The company recognizes revenue related to off-the-shelf perpetual software licenses upon transfer of title, which is upon shipment.

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

When a direct financing lease is consummated, the company records the gross finance receivable, unearned income and the estimated residual value of the leased equipment. Unearned income represents the excess of the gross receivable plus the estimated residual value over the cost of the equipment. The company accounts for initial direct costs incurred in consummating a transaction as part of the investment in the lease and amortizes these costs using the interest method over the term of the lease. The company recognizes unearned income as earned using the interest method over the term of the transaction.

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

Business services revenue

Business services revenue includes revenue from management services and mail services.

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

Mail services includes the preparation, sortation and aggregation of mail to earn postal discounts and expedite delivery for customers. Revenue is recognized over the term of the agreement as earned.

Support services revenue

The company provides support services for its equipment and software primarily through maintenance contracts. Revenue related to these agreements is recognized on a straight-line basis over the term of the agreement, which typically is 1 to 5 years in length.

Multiple element arrangements

Certain of the company’s transactions are consummated at the same time. The most common form of these transactions involves the sale or lease of equipment, a cancelable meter rental and/or a cancelable equipment maintenance agreement. In these cases, revenue is recognized for each of the elements based on their respective fair values. Fair values of any meter rental or equipment maintenance agreement are determined by reference to the prices charged in standalone and renewal transactions. Fair value of equipment is determined based upon the present value of the minimum lease payments.

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

It has not been necessary to provide for income taxes on $517 million of cumulative undistributed earnings of subsidiaries outside the U.S. These earnings will be either indefinitely reinvested or remitted substantially free of additional tax. Determination of the liability that would result in the event all of these earnings were remitted to the U.S. is not practicable. It is estimated, however, that withholding taxes on such remittances would approximate $13 million.

Earnings per share

Basic earnings per share is based on the weighted average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares include preference stock, preferred stock, stock option and purchase plan shares.

Accounting for stock-based compensation

In December 2004, FAS No. 123 (revised 2004), “Share-Based Payment,” was issued. FAS No. 123R supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. FAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. The provisions of FAS No. 123R are effective July 1, 2005. The company is currently evaluating the provisions of FAS No. 123R and currently estimates that the adoption of these provisions will reduce annual diluted earnings per share in 2005 by approximately 7 cents to 9 cents, which is comparable with the 2004 pro forma amounts disclosed in this note.

In December 2002, FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends FAS No. 123, “Accounting for Stock-Based Compensation,” was issued. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. FAS No. 148 was effective January 1, 2003 for the company. The company adopted the disclosure-only provisions of this statement.

The company applies APB No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense has been recognized for its U.S. and U.K. Stock Option Plans (ESP) or its U.S. and U.K. Employee Stock Purchase Plans (ESPP), except for the compensation expense recorded for its performance-based awards under the ESP and the Directors’ Stock Plan.

If the company had elected to recognize compensation expense based on the fair value method as prescribed by FAS No. 123, net income and earnings per share for the years ended December 31, 2004, 2003 and 2002 would have been reduced to the following pro forma amounts:

	2004	2003	2002
Net Income
As reported	$480,526	$498,117	$475,750
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(18,531)	(21,305)	(22,126)

Pro forma	$461,995	$476,812	$453,624

Basic earnings per share
As reported	$2.08	$2.13	$1.99
Pro forma	$2.00	$2.04	$1.90

Diluted earnings per share
As reported	$2.05	$2.11	$1.97
Pro forma	$1.97	$2.02	$1.88

The fair value of each stock option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2004	2003	2002
Expected dividend yield	3.1%	3.2%	3.1%
Expected stock price volatility	25%	28%	29%
Risk-free interest rate	3%	3%	3%
Expected life (years)	5	5	5

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

In the normal course of business, the company enters into foreign exchange contracts for purposes other than trading primarily to minimize its risk of loss from exchange rate fluctuations on the settlement of intercompany receivables and payables arising in connection with transfers of finished goods inventories between affiliates and certain intercompany loans. Foreign exchange contracts are primarily designated as cash flow hedges and the resulting gains and losses on these contracts are included in other comprehensive income. At December 31, 2004, the company had approximately $391 million of foreign exchange contracts outstanding, all maturing in 2005, to buy or sell various currencies. Risks arise from the possible non-performance by counterparties in meeting the terms of their contracts and from movements in securities values, interest and/or exchange rates. However, the company does not anticipate non-performance by the counterparties as they are composed of a number of major international financial institutions. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate.

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

Accounting for variable interest entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The company has an equity investment in PBG Capital Partners LLC (PBG) that qualifies as a variable interest entity under FIN No. 46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. The company adopted the provisions of FIN No. 46 effective March 31, 2004. As a result, the company consolidated the operations of PBG on March 31, 2004. Prior to March 31, 2004, the company accounted for PBG under the equity method of accounting. PBG’s minority interest of $41 million is included in other noncurrent liabilities in the Consolidated Balance Sheet at December 31, 2004. PBG’s nonrecourse debt of $158 million is included in long-term debt and notes payable and current portion of long-term obligations in the Consolidated Balance Sheet at December 31, 2004. The consolidation of PBG did not have a material impact on the company’s results of operations or cash flows.

Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.	Inventories

Inventories are composed of the following:

December 31	2004	2003

Raw materials and work in process	$75,508	$86,822
Supplies and service parts	67,666	55,159
Finished products	63,523	67,546

Total	$206,697	$209,527

If all inventories valued at LIFO had been stated at current costs, inventories would have been $20.2 million and $22.5 million higher than reported at December 31, 2004 and 2003, respectively.

3.	Fixed assets

December 31	2004	2003
Land	$36,681	$36,291
Buildings	440,480	401,728
Machinery and equipment	1,279,319	1,237,126

	1,756,480	1,675,145
Accumulated depreciation	(1,111,985)	(1,021,484)

Property, plant and equipment, net	$644,495	$653,661

Rental equipment and related inventories	$1,150,931	$1,103,474
Accumulated depreciation	(675,026)	(689,133)

Rental equipment and related inventories, net	$475,905	$414,341

Property leased under capital leases	$8,662	$14,942
Accumulated amortization	(5,581)	(12,712)

Property leased under capital leases, net	$3,081	$2,230

Depreciation expense was $277.7 million, $261.1 million and $236.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. In connection with the company’s meter transition plan, the company wrote-off fully depreciated rental equipment during 2004 and 2003.

4.	Current liabilities

Accounts payable and accrued liabilities and notes payable and current portion of long-term obligations are composed of the following:

December 31	2004	2003
Accounts payable-trade	$295,610	$304,387
Reserve account deposits	420,944	393,162
Accrued salaries, wages and commissions	206,110	183,363
Accrued restructuring charges	51,463	32,282
Accrued nonpension postretirement benefits	35,758	33,990
Accrued postemployment benefits	3,650	4,300
Miscellaneous accounts payable and accrued liabilities	461,572	441,113

Accounts payable and accrued liabilities	$1,475,107	$1,392,597

Notes payable	$538,138	$281,778
Current portion of long-term debt	639,298	444,978
Current portion of capital lease obligations	1,510	1,902

Notes payable and current portion of long-term obligations	$1,178,946	$728,658

In countries outside the U.S., banks generally lend to non-finance subsidiaries of the company on an overdraft or term-loan basis. These overdraft arrangements and term-loans, for the most part, are extended on an uncommitted basis by banks and do not require compensating balances or commitment fees.

Notes payable were issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at below prevailing prime rates. Fees paid to maintain lines of credit were $.6 million in 2004 and 2003, and $.5 million in 2002.

At December 31, 2004, U.S. notes payable totaled $538.1 million. Unused credit facilities outside the U.S. totaled $10.6 million at December 31, 2004, of which $8.4 million were for finance operations. In the U.S., the company had unused credit facilities of $1.5 billion at December 31, 2004, primarily to support commercial paper issuances. The weighted average interest rates were 2.3% and 1.0% on notes payable and overdrafts outstanding at December 31, 2004 and 2003, respectively.

5. Long-term debt

December 31	2004	2003
Recourse debt
1.11% to 1.21% notes due 2005	$-	$200,000
5.95% notes due 2005	-	300,000
1.68% to 2.76% notes originally due 2006	-	110,000
5.88% notes due 2006	300,000	300,000
5.75% notes due 2008 (1)	350,000	350,000
8.63% notes due 2008 (1)	100,000	100,000
9.25% notes due 2008 (1)	100,000	100,000
8.55% notes due 2009 (1)	150,000	150,000
4.63% notes due 2012	400,000	400,000
7.51% notes due 2005 through 2012	31,149	33,978
3.88% notes due 2013	375,000	375,000
4.88% notes due 2014	450,000	-
0.93% to 3.02% notes due 2018	350,000	350,000

Nonrecourse debt
6.27% to 6.41% notes due 2008 (2)	29,692	-
6.85% notes due 2010 (2)	85,861	-
6.77% notes due 2011 (2)	15,687	-

Fair value hedges basis adjustment	63,819	69,232

Other (3)	(2,314)	2,733

Total long-term debt	$2,798,894	$2,840,943

(1)	In 2002, the company received $95 million in cash from the termination of four swap agreements associated with these notes. This amount will be reflected as a reduction of interest expense over the remaining term of these notes. As a result of this transaction, the weighted average effective rate on these notes is 4.77%.

(2)	On March 31, 2004 the company adopted the provisions of FIN No. 46 and consolidated the assets and liabilities of PBG. Accordingly, the increase in long-term debt at December 31, 2004 reflects the consolidated nonrecourse debt of PBG. See Note 1 to the consolidated financial statements for further details on the impact of adopting FIN No. 46.

(3)	Other consists primarily of debt discounts and premiums.

In February 2005, the company filed a shelf registration statement with the Securities and Exchange Commission (SEC) for issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

On December 31, 2004, $5.8 million remained available under the shelf registration statement filed in October 2001 with the SEC, permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares. In April 2003, as part of this shelf registration statement, the company established a medium-term note program for the issuance of up to $1.38 billion in aggregate principal, representing the remaining amount available on the shelf at that time.

In November 2004, the company issued $100 million of unsecured fixed rate notes maturing in August 2014. These notes bear interest at an annual rate of 4.875% and pay interest semi-annually beginning February 2005. This issuance was a reopening of the 4.875% notes due August 2014, originally issued in August 2004. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper and the repurchase of company stock.

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

In February 2003, the company sold 6.45% Preferred Stock in a subsidiary of Pitney Bowes Credit Corporation (PBCC) to an outside institutional investor for approximately A$191 million ($110 million). As part of this transaction, the company agreed to repurchase the stock in 10 years. Additionally, the company entered into a cross currency interest rate swap with the same institutional investor, effectively converting the obligation to a $110 million note that bears interest at a floating rate of approximately LIBOR minus 50 basis points. This note was recorded as long-term debt in the Consolidated Balance Sheet at December 31, 2003. The proceeds from this transaction were used for general corporate purposes, including the repayment of commercial paper and the repurchase of company stock. In February 2005, the outside institutional investor notified the company of its decision to terminate the transaction as a result of changes in Australian regulations. Subsequent to the notification, the company repaid the debt and accordingly reclassified the outstanding amount to current portion of long-term obligations in the Consolidated Balance Sheet at December 31, 2004. The company did not incur any costs as a result of terminating this transaction.

The annual maturities of the outstanding debt during each of the next five years are as follows: 2005, $.6 billion; 2006, $.3 billion; 2007, $31 million; 2008, $.6 billion; and $1.8 billion thereafter.

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

6.	Preferred stockholders’ equity in a subsidiary company

Preferred stockholders’ equity in a subsidiary company represents 3,000,000 shares of variable term voting preferred stock issued by Pitney Bowes International Holdings, Inc., a subsidiary of the company, which are owned by certain outside institutional investors. These preferred shares are entitled to 25% of the combined voting power of all classes of capital stock. All outstanding common stock of Pitney Bowes International Holdings, Inc., representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by Pitney Bowes Inc. The preferred stock, $.01 par value, is entitled to cumulative dividends at rates set at auction. The weighted average dividend rate in 2004 and 2003 was 1.6% and 1.3%, respectively. Preferred dividends are included in selling, general and administrative expenses in the Consolidated Statements of Income. The preferred stock is subject to mandatory redemption based on certain events, at a redemption price not less than $100 per share, plus the amount of any dividends accrued or in arrears. No dividends were in arrears at December 31, 2004 or 2003.

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

7.	Capital stock and capital in excess of par value

At December 31, 2004, 480,000,000 shares of common stock, 600,000 shares of cumulative preferred stock, and 5,000,000 shares of preference stock were authorized, and 230,318,373 shares of common stock (net of 93,019,539 shares of treasury stock), 385 shares of 4% Convertible Cumulative Preferred Stock (4% preferred stock) and 46,405 shares of $2.12 Convertible Preference Stock ($2.12 preference stock) were issued and outstanding. In the future, the Board of Directors can issue the balance of unreserved and unissued preferred stock (599,615 shares) and preference stock (4,953,595 shares). This will determine the dividend rate, terms of redemption, terms of conversion (if any) and other pertinent features. At December 31, 2004, unreserved and unissued common stock (exclusive of treasury stock) amounted to 111,396,437 shares.

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

At December 31, 2004, a total of 776,407 shares of common stock were reserved for issuance upon conversion of the 4% preferred stock (9,332 shares) and $2.12 preference stock (767,075 shares). In addition, 6,785,912 shares of common stock were reserved for issuance under the company’s dividend reinvestment and other corporate plans.

Each share of common stock outstanding had attached one preference share purchase right. These rights expired in February 2004. Each right entitled the holder to purchase 1/200th of a share of Series A Junior Participating Preference Stock for $97.50. Following a merger or certain other transactions, the rights entitled the holder to purchase common stock of the company or the acquirers at a 50% discount.

8.	Stock plans

The company has the following stock plans that are described below: the U.S. and U.K. Stock Option Plans (ESP), the U.S. and U.K. Employee Stock Purchase Plans (ESPP), and the Directors’ Stock Plan.

Stock Option Plans

Under the company’s stock option plans, certain officers and employees of the U.S. and the company’s participating subsidiaries are granted options at prices equal to the market value of the company’s common shares at the date of grant. Options generally become exercisable in three equal installments during the first three years following their grant and expire after ten years. Options granted in 2005 will generally become exercisable in four equal installments during the first four years following their grant and expire after ten years. At December 31, 2004, there were 8,049,155 options available for future grants under these plans. The per share weighted average fair value of options granted was $7 in 2004 and 2003, and $9 in 2002.

The following table summarizes information about stock option transactions:

	Shares	Per share weighted average exercise price
Options outstanding at January 1, 2002	18,417,953	$39
Granted	1,747,924	$40
Exercised	(528,629)	$24
Canceled	(717,849)	$42

Options outstanding at December 31, 2002	18,919,399	$39
Granted	3,512,850	$32
Exercised	(932,663)	$26
Canceled	(877,976)	$42

Options outstanding at December 31, 2003	20,621,610	$39
Granted	3,253,168	$40
Exercised	(2,117,654)	$28
Canceled	(617,836)	$46

Options outstanding at December 31, 2004	21,139,288	$40

Options exercisable at December 31, 2002	10,756,056	$44

Options exercisable at December 31, 2003	13,187,133	$42

Options exercisable at December 31, 2004	14,513,301	$41

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding
Range of per share exercise prices	Number	Weighted average remaining contractual life	Per share weighted average exercise price
$16.38 - $18.99	81,637	1.0 years	$16
$19.00 - $28.99	4,389,402	5.4 years	$27
$29.00 - $43.99	9,806,473	8.7 years	$37
$44.00 - $65.72	6,861,776	5.1 years	$52

	21,139,288	6.8 years

	Options Exercisable
Range of per share exercise prices	Number	Per share weighted average exercise price
$16.38 - $18.99	81,637	$16
$19.00 - $28.99	3,767,811	$27
$29.00 - $43.99	3,828,377	$37
$44.00 - $65.72	6,835,476	$52

	14,513,301

Beginning in 1997, certain employees eligible for performance-based compensation may defer up to 100% of their annual awards, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan. Participants may allocate deferred compensation among specified investment choices. Previously the investment choices offered included stock options under the U.S. stock option plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years. There were 353,367, 387,923 and 389,118 options outstanding under this plan at December 31, 2004, 2003 and 2002, respectively, which are included in outstanding options under the company’s U.S. stock option plan.

The U.S. stock option plan permits the issuance of restricted stock. Restricted stock awards are subject to one or more restrictions, which may include continued employment over a specified period or the attainment of specified financial performance goals. Where a restricted stock award is subject to both tenure and attainment of financial performance goals, the restrictions would be released, in total or in part, only if the executive is still employed by the company at the end of the performance period and if the performance objectives are achieved. Where the sole restriction of a restricted stock award is continued employment over a specified period, such period may not be less than three years. The compensation expense for each award is recognized over the performance period. The company issued 104,790 and 157,300 shares of restricted stock in 2004 and 2003, respectively. Compensation expense recorded by the company was $1.0 million and $1.1 million in 2004 and 2003, respectively.

Employee Stock Purchase Plans

The U.S. ESPP enables substantially all U.S. employees to purchase shares of the company’s common stock at a discounted offering price. In 2004, the offering price was 85% of the average price of the company’s common stock on the New York Stock Exchange on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. The U.K. ESPP also enables eligible employees of the company’s participating U.K. subsidiaries to purchase shares of the company’s stock at a discounted offering price. In 2004, the offering price was 90% of the average closing price of the company’s common stock on the New York Stock Exchange for the three business days preceding the offering date. The company may grant rights to purchase up to 7,848,187 common shares to its regular employees under these plans. The company granted rights to purchase 518,457 shares in 2004, 534,954 shares in 2003 and 562,208 shares in 2002. The per share fair value of rights granted was $8 in 2004, $6 in 2003 and $7 in 2002 for the U.S. ESPP and $9 in 2004, and $10 in 2003 and 2002 for the U.K. ESPP.

Directors’ Stock Plan

Under this plan, each non-employee director is granted 1,400 shares of restricted common stock annually. Shares granted at no cost to the directors were 15,400 in 2004, 2003 and 2002. Compensation expense, net of taxes, recorded by the company was $.4 million in 2004, $.3 million in 2003 and $.4 million in 2002. The shares carry full voting and dividend rights but, except as provided herein, may not be transferred or alienated until the later of (1) termination of service as a director, or, if earlier, the date of a change of control, or (2) the expiration of the six-month period following the grant of such shares. If a director terminates service as a director prior to the expiration of the six-month period following a grant of restricted stock, that award would be forfeited. In 1999, the Directors’ Stock Plan was amended to permit certain dispositions of restricted common stock to family members, trusts or partnerships, as well as donations to charity after the expiration of the six-month holding period, provided the director retain a specified minimum dollar value of restricted common stock. In 2003, the Directors’ Stock Plan was further amended to state such minimum value as 7,500 shares.

Beginning in 1997, non-employee directors may defer up to 100% of their eligible compensation, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan for directors. Participants may allocate deferred compensation among specified investment choices. Previously the investment choices offered included stock options under the Directors’ Stock Plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years. There were 62,504, 62,504 and 44,543 options outstanding under this plan at December 31, 2004, 2003 and 2002, respectively. Beginning with the 2004 plan year, options were not offered as an investment choice and therefore there were no options granted in 2004. The per share weighted average fair value of options granted was $8 in 2003 and 2002.

9.	Earnings per share

A reconciliation of the basic and diluted earnings per share computations for income from continuing operations for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004
	Income	Shares	Per Share
Income from continuing operations	$480,526
Less:
Preferred stock dividends	(1)
Preference stock dividends	(100)

Basic earnings per share	480,425	231,105,572	$2.08

Effect of dilutive securities:
Preferred stock	1	9,333
Preference stock	100	780,249
Stock options		2,096,545
Other		141,512

Diluted earnings per share	$480,526	234,133,211	$2.05

	2003
	Income	Shares	Per Share
Income from continuing operations	$494,847
Less:
Preferred stock dividends	(1)
Preference stock dividends	(107)

Basic earnings per share	494,739	233,826,741	$2.12

Effect of dilutive securities:
Preferred stock	1	10,474
Preference stock	107	839,743
Stock options		1,421,076
Other		66,990

Diluted earnings per share	$494,847	236,165,024	$2.10

	2002
	Income	Shares	Per Share
Income from continuing operations	$437,706
Less:
Preferred stock dividends	(1)
Preference stock dividends	(118)

Basic earnings per share	437,587	238,963,644	$1.83

Effect of dilutive securities:
Preferred stock	1	11,829
Preference stock	118	920,405
Stock options		1,519,453
Other		68,208

Diluted earnings per share	$437,706	241,483,539	$1.81

In accordance with FAS No. 128, “Earnings per Share,” 1.5 million, 3.6 million and 3.2 million common stock equivalent shares in 2004, 2003 and 2002, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock, and therefore the impact of these shares was antidilutive.

10. Taxes on income

Income from continuing operations before income taxes and the provision for income taxes consist of the following:

	Years ended December 31
	2004	2003	2002
Income from continuing operations before income taxes:
U.S.	$571,742	$600,375	$493,140
Outside the U.S.	127,706	120,716	126,305

Total	$699,448	$721,091	$619,445

Provision for income taxes:
U.S. federal:
Current	$(6,717)	$(40,809)	$(154,857)
Deferred	166,102	207,505	288,180

	159,385	166,696	133,323

U.S. state and local:
Current	(7,192)	(2,042)	(23,793)
Deferred	30,226	27,667	38,399

	23,034	25,625	14,606

Outside the U.S.:
Current	22,038	(7,932)	26,499
Deferred	14,465	41,855	7,311

	36,503	33,923	33,810

Total current	8,129	(50,783)	(152,151)
Total deferred	210,793	277,027	333,890

Total	$218,922	$226,244	$181,739

Including discontinued operations, the provision for income taxes consists of the following:

	Years ended December 31
	2004	2003	2002
U.S. federal	$159,385	$164,871	$151,017
U.S. state and local	23,034	25,270	19,256
Outside the U.S.	36,503	33,923	33,810

Total	$218,922	$224,064	$204,083

A reconciliation of the U.S. federal statutory rate to the company’s effective tax rate for continuing operations follows:

	2004	2003	2002
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	2.1	2.3	1.5
Foreign tax differential	(1.2)	(1.2)	(1.7)
Federal income tax credits	(1.6)	(0.9)	(1.5)
Tax exempt income	(1.2)	(0.6)	(1.0)
Partnership leasing transactions	(1.2)	(2.0)	(1.7)
Valuation allowance	-	-	(2.0)
Other	(0.6)	(1.2)	0.7

Effective income tax rate	31.3%	31.4%	29.3%

The effective tax rate for discontinued operations in 2004, 2003 and 2002 differs from the statutory rate due primarily to state and local income taxes.

Deferred tax liabilities and (assets)
December 31	2004	2003
Deferred tax liabilities:
Depreciation	$153,007	$129,763
Deferred profit (for tax purposes) on sales to finance subsidiaries	329,772	373,630
Lease revenue and related depreciation	1,511,549	1,369,115
Loss on the sale of preferred stock	117,058	117,058
Pension	196,214	174,304
Other	112,100	130,009

Deferred tax liabilities	2,419,700	2,293,879

Deferred tax assets:
Nonpension postretirement benefits	(60,709)	(79,858)
Inventory and equipment capitalization	(17,698)	(16,520)
Meter transition and restructuring charges	(41,959)	(19,440)
Net operating loss carryforwards	(56,586)	(35,987)
Other	(172,901)	(272,261)
Valuation allowance	26,627	12,717

Deferred tax assets	(323,226)	(411,349)

Net deferred taxes	2,096,474	1,882,530
Less: Current net deferred taxes (1)	324,649	223,304

Deferred taxes on income (2)	$1,771,825	$1,659,226

(1)	The table of deferred tax liabilities and (assets) above includes $324.6 million and $223.3 million for 2004 and 2003, respectively, of current net deferred taxes, which are included in income taxes payable in the Consolidated Balance Sheets.

(2)	The table of deferred tax liabilities and (assets) above includes $166.9 million and $153.8 million for 2004 and 2003, respectively, of other tax and interest liabilities, net of tax benefits and prepayment of taxes, related to various tax filing positions, which are included as a component of deferred tax liabilities in the Consolidated Balance Sheets.

At December 31, 2004 and 2003, approximately $148.8 million and $82.6 million, respectively, of net operating loss carryforwards were available to the company. Most of these losses can be carried forward indefinitely.

Other tax matters

In December 2003, the company received accepted closing agreements with the Internal Revenue Service (IRS) showing income tax adjustments for the 1992 to 1994 tax years. The total additional tax for these years is approximately $5 million. Additional tax due for 1995 and future tax years in connection with these closing agreements will not materially affect the company’s future results of operations, financial position or cash flows.

In addition to the accepted tax adjustments discussed above, a proposed adjustment related to the 1994 tax year remains in dispute, which could result in additional tax of approximately $4 million. The IRS also is proposing similar adjustments for the 1995 and future tax years relating to this deficiency. These adjustments could result in additional tax expense in the range of $0 to $40 million. The company believes that it has meritorious defenses to these proposed adjustments. The IRS may propose penalties on the company with respect to all periods that have been examined.

The IRS is in the process of completing its examination of the company’s tax returns for the 1995 to 2000 tax years and has issued notices of proposed adjustment with respect to Capital Services leasing transactions entered into in 1997 through 2000. Specifically, the IRS is proposing to disallow certain expenses claimed as deductions on the 1997 through 2000 tax returns. The company anticipates receiving similar notices for other leasing transactions entered into during the audit period. The IRS will likely make similar claims for years subsequent to 2000 in future audits with respect to these transactions. The IRS may propose penalties on the company with respect to all periods that have been examined.

In addition, in June 2004, the Canada Revenue Agency (CRA) proposed an adjustment for the 1996 to 1999 tax years, relating to intercompany loan transactions. The CRA may propose penalties on the company with respect to all periods that have been examined.

The company vigorously disagrees with the proposed adjustments and intends to aggressively contest these matters through applicable IRS, CRA and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, the company has provided for its best estimate of the probable tax liability for these matters and believes that the resolution of these matters will not have a material effect on the company’s results of operations, financial position or cash flows.

The company believes that its accruals for tax liabilities are adequate for all open years. However, an unfavorable resolution could have a material effect on the company’s results of operations, financial position or cash flows. At any time, the company’s provision for taxes could be affected by changes in tax law and interpretations by governments or courts.

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

The company contributed $21.7 million, $21.4 million and $27.1 million to its defined contribution plans in 2004, 2003 and 2002, respectively.

U.S., U.K. and Canadian employees hired after January 1, 2005 are not eligible for pension benefits.

Defined Benefit Pension Plans

The change in benefit obligations and plan assets and the funded status for defined benefit pension plans is as follows:

	Pension Benefits
	United States		Foreign
December 31	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$1,472,410	$1,320,231	$328,507	$269,970
Service cost	30,055	26,232	9,094	7,934
Interest cost	88,401	89,205	20,116	17,180
Amendments	-	-	-	684
Plan participants’ contributions	-	-	1,968	1,515
Actuarial loss	57,940	128,266	17,762	23,005
Plan merger	-	4,583	-	-
Foreign currency changes	-	-	28,550	22,126
Curtailment	-	-	352	729
Benefits paid	(106,056)	(96,107)	(14,343)	(14,636)

Benefit obligation at end of year	$1,542,750	$1,472,410	$392,006	$328,507

Change in plan assets:
Fair value of plan assets at beginning of year	$1,411,197	$1,211,353	$289,096	$233,985
Actual return on plan assets	147,008	241,445	32,383	41,377
Company contributions	3,901	53,186	5,949	7,245
Plan participants’ contributions	-	-	1,968	1,515
Foreign currency changes	-	-	25,218	19,610
Plan merger	-	1,320	-	-
Benefits paid	(106,056)	(96,107)	(14,343)	(14,636)

Fair value of plan assets at end of year	$1,456,050	$1,411,197	$340,271	$289,096

Funded status	$(86,700)	$(61,213)	$(51,735)	$(39,411)
Unrecognized actuarial loss	509,244	484,045	99,805	88,588
Unrecognized prior service (benefit) cost	(18,157)	(20,919)	2,653	2,944
Unrecognized transition cost	-	-	(1,590)	(1,993)

Prepaid benefit cost	$404,387	$401,913	$49,133	$50,128

Information for pension plans, that are included above, with an accumulated benefit obligation in excess of plan assets is as follows:

	2004	2003	2004	2003
Projected benefit obligation	$81,627	$77,649	$30,293	$26,853
Accumulated benefit obligation	$65,524	$61,222	$28,614	$24,729
Fair value of plan assets	$2,128	$1,525	$7,416	$6,438

The accumulated benefit obligation for all U.S. defined benefit plans at December 31, 2004 and 2003 was $1.4 billion. The accumulated benefit obligation for all foreign defined benefit plans at December 31, 2004 and 2003 was $357 million and $302 million, respectively.

	United States		Foreign
	2004	2003	2004	2003
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$456,246	$448,305	$65,895	$63,985
Accrued benefit liability	(51,859)	(46,392)	(16,762)	(13,857)
Additional minimum liability	(11,850)	(13,421)	(6,237)	(5,602)
Intangible asset	2,930	3,666	1,614	1,737
Accumulated other comprehensive income	8,920	9,755	4,623	3,865

Prepaid benefit cost	$404,387	$401,913	$49,133	$50,128

Weighted average assumptions used to determine end of year benefit obligations:
Discount rate	5.75%	6.00%	2.25%-5.75%	2.25%-6.00%
Rate of compensation increase	4.75%	4.75%	1.75%-4.00%	1.75%-4.00%

At December 31, 2004 and 2003, no shares of the company’s common stock were included in the plan assets of the company’s pension plan.

The company anticipates making contributions of up to $5 million and up to $10 million, respectively, to its U.S. and foreign pension plans during 2005.

The components of the net periodic benefit cost for defined pension plans are as follows:

	Pension Benefits
	United States			Foreign
	2004	2003	2002	2004	2003	2002
Service cost	$30,055	$26,232	$26,583	$9,094	$7,934	$6,130
Interest cost	88,401	89,205	83,664	20,116	17,180	14,876
Expected return on plan assets	(128,804)	(125,518)	(113,629)	(24,161)	(21,574)	(19,146)
Amortization of transition cost	-	-	4	(575)	(531)	(443)
Amortization of prior service cost	(2,762)	(2,758)	(3,181)	540	538	612
Recognized net actuarial loss	14,537	1,833	810	6,123	3,865	765
Curtailment	-	-	-	352	1,162	(103)

Net periodic benefit cost (income)	$1,427	$(11,006)	$(5,749)	$11,489	$8,574	$2,691

	Pension Benefits
	United States		Foreign
	2004	2003	2004	2003
Weighted average assumptions used to determine net periodic costs during the years:
Discount rate	6.00%	6.75%	2.25%-6.00%	2.50%-6.50%
Expected return on plan assets	8.50%	8.50%	4.00%-8.25%	4.00%-8.25%
Rate of compensation increase	4.75%	4.75%	1.75%-4.00%	2.00%-4.50%

U.S. pension plans’ investment strategy and asset allocation

The company’s U.S. pension plans’ investment strategy supports the objectives of the fund, which are to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligations and the actuarial liabilities, and to earn a nominal rate of return of at least 8.50%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to minimize the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts are used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. Liabilities, investment objectives and investment managers are reviewed periodically.

The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plans’ investment portfolio after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio was determined, adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns, based on the target asset allocations for each asset class.

The target allocation for 2005 and the asset allocation for the U.S. pension plan at December 31, 2004 and 2003, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at December 31

Asset category	2005	2004	2003

U.S. equities	50%	49%	50%
Non-U.S. equities	20%	22%	19%
Fixed income investments	25%	24%	23%
Real estate	5%	5%	4%
Cash	-	-	4%

Total	100%	100%	100%

The fair value of plan assets was $1.5 billion and $1.4 billion at December 31, 2004 and 2003, respectively, and the expected long-term rate of return on these plan assets was 8.50% in 2004 and 2003.

Foreign pension plan’s investment strategy

The company’s foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees, in conjunction with the company’s corporate personnel. The investment strategies adopted by the company’s foreign plans vary by country and plan, with each strategy tailored to achieve the expected rate of return within an acceptable or appropriate level of risk, depending upon the liability profile of plan participants, local funding requirements, investment markets and restrictions. The company’s largest foreign pension plan is the U.K. plan, which represents 75% of the non-U.S. pension assets. The company’s U.K. pension plan’s investment strategy supports the objectives of the fund, which are to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligations and the actuarial liabilities, and to earn a nominal rate of return of at least 8.0%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to minimize the risk of large losses and are periodically rebalanced. Liabilities, investment objectives and investment managers are reviewed periodically.

The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio was determined, adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns, based on the target asset allocations for each asset class.

The target allocation for 2005 and the asset allocation for the U.K. pension plan at December 31, 2004 and 2003, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at December 31

Asset category	2005	2004	2003

U.K. equities	35%	38%	37%
Non-U.K. equities	35%	34%	36%
Fixed income investments	30%	27%	26%
Cash	-%	1%	1%

Total	100%	100%	100%

The fair value of plan assets was $255 million and $213 million at December 31, 2004 and 2003, respectively, and the expected long-term rate of return on these plan assets was 8.0% in 2004 and 2003.

Nonpension postretirement benefits

The company provides certain health care and life insurance benefits to eligible retirees and their dependents. The cost of these benefits is recognized over the period the employee provides credited services to the company. Substantially all of the company’s U.S. and Canadian employees become eligible for retiree health care benefits after reaching age 55 and with the completion of the required service period. U.S. and Canadian employees hired after January 1, 2005 are not eligible for retiree health care benefits.

On July 1, 2004 the company adopted the provisions of FASB Staff Position (FSP) No. 106-2 on a prospective basis. The adoption of FSP No. 106-2 reduced the company’s nonpension postretirement accumulated benefit obligation by approximately $21 million, which has been recognized as a reduction in the company’s unrecognized actuarial loss. The adoption of FSP No. 106-2 reduced the net periodic postretirement benefit cost by approximately $1.8 million during the year ended December 31, 2004.

The change in benefit obligations and plan assets and the funded status for nonpension postretirement benefit plans is as follows:

	Nonpension Postretirement Benefits

December 31	2004	2003

Change in benefit obligation:
Benefit obligations at beginning of year	$339,576	$310,115
Service cost	3,387	3,590
Interest cost	17,638	19,670
Plan participants’ contributions	5,535	2,999
Actuarial (gain) loss	(18,674)	54,593
Foreign currency changes	607	1,177
Benefits paid	(36,154)	(33,902)
Plan amendments	-	(18,666)

Benefit obligations at end of year	$311,915	$339,576

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$-
Company contribution	30,619	30,903
Plan participants’ contributions	5,535	2,999
Benefits paid	(36,154)	(33,902)

Fair value of plan assets at end of year	$-	$-

Funded status	$(311,915)	$(339,576)
Unrecognized actuarial loss	68,482	91,722
Unrecognized prior service benefit	(15,208)	(23,347)

Accrued benefit cost	$(258,641)	$(271,201)

The assumed weighted average discount rate used in determining the accumulated nonpension postretirement benefit obligations was 5.75% in 2004 and 6.00% in 2003.

In 2003, the company amended the retiree medical program to award retiree medical benefits based on each year of service after age 45.

The components of the net periodic benefit cost for nonpension postretirement benefit plans is as follows:

	Nonpension Postretirement Benefits

	2004	2003	2002

Service cost	$3,387	$3,590	$5,679
Interest cost	17,638	19,670	18,930
Amortization of prior service benefit	(8,139)	(8,581)	(6,808)
Recognized net actuarial loss	4,684	4,182	114

Net periodic benefit cost	$17,570	$18,861	$17,915

	Nonpension Postretirement Benefits

Weighted average assumptions used to determine net periodic costs during the years:	2004	2003

Discount rate	6.00%	6.75%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations was 9.00% for 2005 and 10.00% for 2004. This was assumed to gradually decline to 5.00% by the year 2009 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total of service and interest cost components	$645	$578
Effect on postretirement benefit obligations	$11,218	$10,016

Estimated future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Nonpension Postretirement Benefits

For the year ending 12/31/05	$126,256	$35,758
For the year ending 12/31/06	114,208	33,580
For the year ending 12/31/07	119,118	34,942
For the year ending 12/31/08	125,112	35,882
For the year ending 12/31/09	130,049	36,661
For the years ending 12/31/10-12/31/14	781,058	201,731

	$1,395,801	$378,554

Nonpension postretirement benefit payments represent expected company contributions.

12.	Discontinued operations

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

13. Restructuring charges

In January 2003, the company undertook restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. In connection with this plan, the company recorded pre-tax restructuring charges of $158 million and $117 million for the years ended December 31, 2004 and 2003, respectively. See Note 1 to the consolidated financial statements for the company’s accounting policy related to restructuring charges.

The pre-tax restructuring charges are composed of:

(Dollars in millions)	Restructuring charges	Non-cash charges	Cash payments	Balance December 31

2003
Severance and benefit costs	$81	$-	$(54)	$27
Asset impairments	27	(27)	-	-
Other exit costs	9	-	(4)	5

	$117	$(27)	$(58)	$32

2004
Severance and benefit costs	$76	$-	$(55)	$48
Asset impairments	73	(73)	-	-
Other exit costs	9	-	(11)	3

	$158	$(73)	$(66)	$51

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 2,300 employees worldwide from the inception of this plan through December 31, 2004 and expected future workforce reductions of approximately 1,000 employees. The workforce reductions relate to actions across several of the company’s businesses resulting from infrastructure and process improvements and its continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 60% of the workforce reductions to date are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Restructuring charges in 2004 included a pre-tax charge of $28 million related to the planned closure of a manufacturing facility in Germany. Asset impairments in 2004 included a $47 million charge related to the write-down of capitalized system development costs, related to order management processes, as a result of the changing business profile of the company and its organizational realignment. Asset impairments in 2003 included a $24 million charge as a result of the company’s decision to exit its main plant manufacturing facility in Connecticut in connection with its product sourcing and real estate optimization strategy. Other asset impairments in 2004 and 2003 relate primarily to the write-down of property, plant and equipment resulting from the closure or streamlining of certain facilities and systems. The fair values of the impaired long-lived assets were determined primarily using probability weighted expected cash flows in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

In January 2005, the Board of Directors of the company approved the sale of its main plant manufacturing facility in Connecticut. In connection with this transaction, the company expects to record a pre-tax gain of approximately $30 million in 2005 on the restructuring charges line of the consolidated statement of income.

14. Acquisitions

On December 16, 2004, the company completed the acquisition of Groupe MAG for a net purchase price of $43 million of cash. Groupe MAG is a distributor of production mail equipment, software and services in France, Belgium and Luxembourg. This acquisition extends the company’s distribution capabilities internationally. The goodwill was assigned to the Global Mailstream Solutions segment.

On November 1, 2004, the company completed the acquisition of a substantial portion of the assets of Ancora Capital & Management Group LLC (Ancora) for a net purchase price of $37 million of cash. Ancora is a provider of first class, standard letter and international mail processing and presort services with five operations in southern California, Pennsylvania and Maryland. This acquisition expanded the company’s mail services operations. The goodwill was assigned to the Global Mailstream Solutions segment.

On July 20, 2004, the company completed the acquisition of Group 1 Software, Inc. (Group 1) for a net purchase price of $329 million of cash. Group 1 is an industry leader in software that enhances mailing efficiency, data quality and customer communications. The goodwill was assigned to the Global Enterprise Solutions segment.

On May 21, 2004, the company completed the acquisition of substantially all of the assets of International Mail Express, Inc. (IMEX) for a net purchase price of $30 million of cash. IMEX consolidates letters and flat-sized mail headed to international addresses to reduce postage costs and expedite delivery. This acquisition expanded the company’s mail services operations. The goodwill was assigned to the Global Mailstream Solutions segment.

On October 23, 2003, the company completed the acquisition of DDD Company (DDD) for a final net purchase price, following post-closing adjustments, of $48.6 million, which consisted of approximately $24.3 million of cash and the issuance of 585,204 shares of common stock valued at $24.3 million. The value of common shares was determined based on the average market price of common shares for the period two days prior through two days after the completion of the acquisition. DDD offers a broad array of services, including fulfillment services, secure mail processing, messenger services, logistics support, and record and information management. The goodwill was assigned to the Global Enterprise Solutions segment.

On August 1, 2002, the company completed the acquisition of PSI Group, Inc. (PSI), the nation’s largest mail presort company, for approximately $127 million of cash and $39 million in assumed debt. PSI prepares, sorts and aggregates mail to earn postal discounts and expedite delivery for its customers. As a wholly-owned subsidiary of the company, PSI continues to operate under its original management and continues to focus on providing presort mail services. The goodwill was assigned to the Global Mailstream Solutions segment.

The following table summarizes selected financial data for these acquisitions:

(Dollars in thousands)	Groupe MAG	Ancora	Group 1	IMEX	DDD	PSI

Purchase price allocation
Intangible assets	$10,356	$13,923	$83,800	$9,600	$14,800	$42,286
Goodwill	27,781	20,486	292,236	20,163	32,456	113,247
Other, net	5,121	2,553	(46,915)	364	1,383	10,967
Debt	-	-	-	-	-	(39,445)

Purchase price	$43,258	$36,962	$329,121	$30,127	$48,639	$127,055

Intangible assets
Customer relationships	$10,356	$13,923	$34,000	$8,100	$14,500	$39,100
Mailing software and technology	-	-	43,600	900	300	1,500
Trademarks and trade names	-	-	6,200	600	-	900
Non-compete agreements	-	-	-	-	-	786

Total intangible assets	$10,356	$13,923	$83,800	$9,600	$14,800	$42,286

Intangible assets amortization period
Customer relationships	15 years	15 years	15 years	15 years	10 years	15 years
Mailing software and technology	-	-	9 years	5 years	2 years	5 years
Trademarks and trade names	-	-	9 years	2 years	-	3 years
Non-compete agreements	-	-	-	-	-	2 years

Total weighted average	15 years	15 years	12 years	13 years	10 years	14 years

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for the 2004 acquisitions. Final determination of purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition.

Consolidated impact of acquisitions

The consolidated financial statements include the results of operations of the acquired businesses from their respective dates of acquisition. These acquisitions increased the company’s earnings, but including related financing costs, did not materially impact earnings either on a per share or aggregate basis.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Groupe MAG, Ancora, Group 1, IMEX and DDD had occurred on January 1, 2003:

	Years ended December 31

	2004	2003

Total revenue	$5,149,616	$4,924,369

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been completed on January 1, 2003, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma earning results of these acquisitions were not material to earnings on either a per share or an aggregate basis.

During 2004, 2003 and 2002 the company also completed several smaller acquisitions, including additional sites for its mail services operations and some of its international dealerships. The company also acquired the hardware equipment services business of Standard Register Inc. at the end of 2004, one of its address printing suppliers in 2003 and the remaining 43% ownership interest of MailCode Inc. in 2002. The cost of these acquisitions was in the aggregate less than $75 million in each year. These acquisitions did not have a material impact on the company’s financial results either individually or on an aggregate basis. These acquisitions are included in other investing activities in the Consolidated Statements of Cash Flows.

15. Goodwill and intangible assets

Intangible assets are composed of the following:

December 31	2004		2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$255,512	$33,168	$161,655	$18,002
Mailing software and technology	111,876	20,730	63,603	9,519
Trademarks and trade names	15,897	6,685	8,357	4,067
Non-compete agreements	3,922	2,887	3,496	1,917

	$387,207	$63,470	$237,111	$33,505

Amortization expense for intangible assets was $24.5 million, $17.5 million and $12.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated intangible assets amortization expense for the five succeeding years is as follows:

For the year ending 12/31/05	$31,500
For the year ending 12/31/06	$30,500
For the year ending 12/31/07	$28,800
For the year ending 12/31/08	$28,500
For the year ending 12/31/09	$27,500

Intangible assets acquired during the year ended December 31, 2004 are as follows:

	2004
	Amortization Period	Acquisition Cost
Customer relationships	15 years	$87,690
Mailing software and technology	9 years	44,500
Trademarks and trade names	9 years	6,800
Non-compete agreements	5 years	159

Weighted average	13 years	$139,149

Changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows:

	Global Mailstream Solutions	Global Enterprise Solutions	Total

Balance at January 1, 2004	$492,445	$463,839	$956,284
Goodwill acquired during the year	122,158	292,236	414,394
Other	33,683	7,020	40,703

Balance at December 31, 2004	$648,286	$763,095	$1,411,381

“Other” primarily includes the impact of foreign currency translation adjustments.

During the fourth quarter of 2004 and 2003 the company performed impairment tests for goodwill. As a result of this review, it was determined that no goodwill impairments existed.

16. Commitments, contingencies and regulatory matters

At December 31, 2004, as part of the company’s Capital Services programs, the company has committed to potentially extend credit of $65 million to pre-approved creditworthy customers. The company will sell or syndicate transactions that are funded during the commitment period. In accordance with the company’s Capital Services strategy, the company will no longer enter into new credit commitments.

Legal

In the ordinary course of business, the company is routinely a defendant in or parties to a number of pending and threatened legal actions. These may involve litigation by or against the company relating to, among other things: contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with customers; or disputes with employees.

The company is a defendant in a patent action brought by Ricoh Company, Ltd., in which there are allegations of infringement against certain of the company’s important mailing products, including the DM SeriesTM.

On December 31, 2004, the company entered into a settlement agreement to resolve several purported class actions relating to a program its wholly-owned subsidiary, PBCC, offers to some of its leasing customers to replace the leased equipment if it is lost, stolen or destroyed. Under the settlement terms, the company will provide award certificates useable for purchases from the company’s supply operation to members of the settlement class, and will bear the costs of attorneys’ fees and other expenses related to the settlement. Based on these items, the company recorded a $20 million charge in the fourth quarter of 2004. The settlement is subject to court approval. If the settlement is not approved, the company expects the lawsuits to recommence.

In those cases where the company is a defendant, plaintiffs may seek to recover large and sometimes unspecified amounts of damages or other types of relief, and some matters may remain unresolved for several years. Although management cannot predict the outcome of such matters, other than the proposed settlement discussed above, based on current knowledge, management does not believe that the ultimate outcome of these litigations will have a material adverse effect on the company’s financial position, results of operations or cash flows. However, litigation is inherently unpredictable, and if the plaintiffs do prevail, the result may have a material effect on the company’s financial position, future results of operations or cash flows, including, for example, the company’s ability to offer certain types of goods or services in the future.

In December 2001, the company recorded a pre-tax charge of approximately $24 million associated with the settlement of a lawsuit related to lease upgrade pricing in the early to mid-1990’s. The $24 million charge relates to the following settlement costs: award certificates to be provided to members of the class for purchase of office products through Pitney Bowes supply line and the cost of legal fees and related expenses. This charge was included in other income in the Consolidated Statements of Income for the year ended December 31, 2001. In 2003, the company recorded income of $10 million related to the expiration of product award certificates provided in connection with this settlement.

17. Guarantees

The company applies FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements that contain guarantees or indemnifications. The provisions of FIN No. 45 require that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives.

In connection with its Capital Services programs, the company has sold finance receivables and entered into guarantee contracts with varying amounts of recourse. See Off-Balance Sheet Items in Note 19 to the consolidated financial statements.

In connection with the sale of certain businesses, the company has agreed to indemnify the buyer for certain losses related to assets acquired by the buyer. At December 31, 2004 and 2003, the company’s Consolidated Balance Sheets included a liability of approximately $3 million, for these indemnifications, which reflects the company’s maximum probable exposure.

The company provides product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. The company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties based on historical claim experience, which has not been significant, and other currently available evidence. Accordingly, the company’s product warranty liability at December 31, 2004 and 2003, respectively, was not material.

18. Leases

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

Future minimum lease payments under both capital and non-cancelable operating leases at December 31, 2004 are as follows:

Years ending December 31	Capital leases	Operating leases

2005	$2,052	$74,018
2006	2,908	57,711
2007	1,391	41,578
2008	738	29,481
2009	197	16,498
Thereafter	-	31,227

Total minimum lease payments	7,286	$250,513
Less: Amount representing interest	(929)

Present value of net minimum lease payments	$6,357

Rental expense was $154.3 million, $137.9 million and $134.3 million in 2004, 2003 and 2002, respectively.

19. Financial Services

Capital Services portfolio

The company’s investment in Capital Services lease related assets included in its Consolidated Balance Sheets was composed of the following:

December 31	2004	2003
(Dollars in millions)
Leveraged leases	$1,585	$1,535
Finance receivables (1)	633	450
Other assets (1)	-	51
Rental equipment (1)	54	18

Total	$2,272	$2,054

(1)	On March 31, 2004 the company adopted the provisions of FIN No. 46 and consolidated the assets and liabilities of PBG. Accordingly, the increase in finance receivables and rental equipment at December 31, 2004 reflects the consolidated assets of PBG. Other assets at December 31, 2003 represented our investment in PBG, which at that time was accounted for under the equity method of accounting. See Note 1 to the consolidated financial statements for further details on the impact of adopting FIN No. 46.

The company’s investment in leveraged leases assets consists of the following:

December 31	2004	2003
(Dollars in millions)
Rental receivables	$7,820	$8,043
Residual value	534	550
Principal and interest on nonrecourse loans	(6,019)	(6,263)
Unearned income	(750)	(795)

Total leveraged leases	1,585	1,535
Less: Deferred taxes related to leveraged leases	(1,325)	(1,229)

Net investment in leveraged leases	$260	$306

•	Rental receivables represent total lease payments from the company’s customers over the remaining term of the leveraged leases.

•	Residual value represents the value of the property anticipated at the end of the leveraged lease terms and is based on appraisals or other sources of estimated value. The company regularly reviews the recorded residual value for impairments deemed to be other than temporary and records adjustments as appropriate.

•	Principal and interest on nonrecourse loans represent amounts due to unrelated third parties from the company’s customers over the remaining term of the leveraged leases. The nonrecourse loans are secured by the lessees’ rental obligations and the leased property. If a lessee defaults and if the amounts realized from the sale of these assets are insufficient, the company has no obligation to make any payments due on these nonrecourse loans to the unrelated third parties. Accordingly, the company is required by GAAP to subtract the principal and interest over the remaining term of the nonrecourse loans from its rental receivables and residual value. At December 31, 2004 and 2003, the principal balances on the nonrecourse loans totaled $3.4 billion and $3.5 billion, respectively, and the related interest payments over the remaining terms of the leases totaled $2.6 billion and $2.8 billion, respectively. Maturities of the principal balances on the nonrecourse loans are $302 million, $218 million, $122 million, $143 million, $246 million and $2.4 billion for the years ended December 31, 2005, 2006, 2007, 2008, 2009 and thereafter, respectively.

•	Unearned income represents the company’s future financing income that will be earned over the remaining term of the leases.

•	Total leveraged leases represent the amount that is recorded in the company’s Consolidated Balance Sheets.

The investment in total leveraged leases in the company’s Consolidated Balance Sheets is diversified across the following types of assets:

			Original Lease Term
December 31	2004	2003	(in years)

(Dollars in millions)
Locomotives and rail cars	$382	$360	20-40
Postal equipment	356	338	16-24
Commercial aircraft	275	279	23-25
Commercial real estate	242	236	17-25
Telecommunications	141	139	14-16
Rail and bus	133	132	27-37
Shipping and handling	56	51	24

Total leveraged leases	$1,585	$1,535

At December 31, 2004 and 2003, the company’s leveraged lease investment in commercial real estate facilities included approximately $92 million and $88 million, respectively, related to leases of corporate facilities to four U.S. telecommunication entities, of which $76 million and $73 million, respectively, is with lessees that are highly rated. Additionally, the company’s leveraged lease investment in telecommunications equipment represents leases to three highly rated international telecommunication entities. At December 31, 2004 substantially all of this portfolio is further secured by equity defeasance accounts or other third party credit arrangements.

At December 31, 2004 approximately 53% of the company’s total leveraged lease portfolio is further secured by equity defeasance accounts or other third party credit arrangements. In addition, at December 31, 2004 approximately 18% of the remaining leveraged lease portfolio represents leases to highly rated government related organizations that have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Capital Services finance receivables are composed of the following:

December 31	2004	2003
(Dollars in millions)
Large ticket single investor leases (1)	$350	$178
Imagistics lease portfolio	283	272

Total finance receivables	$633	$450

(1)	The increase in large ticket single investor leases at December 31, 2004 reflects the change in Capital Services strategy and the consolidated assets of PBG. See Note 1 to the consolidated financial statements for further details on the impact of adopting FIN No. 46.

Investment in commercial passenger and cargo aircraft leasing transactions

At December 31, 2004 and 2003, the company’s net investment in commercial passenger and cargo aircraft leasing transactions, net of related debt and minority interest, was $276 million and $298 million, respectively, which is composed of transactions with U.S. airlines of $24 million and $41 million, respectively, and foreign airlines of $252 million and $257 million, respectively. The company’s net investment in commercial passenger and cargo aircraft leasing portfolio is composed of investments in leveraged lease transactions, direct financing lease transactions and a portion of the company’s investment in PBG. Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) the company’s inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover its net investment; and/or (3) in the case of the leveraged lease portfolio, the default of an equity defeasance or other third party credit arrangements. At December 31, 2004 approximately 45% of the company’s net investment in commercial passenger and cargo aircraft leasing investments was further secured by approximately $123 million of equity defeasance accounts or third party credit arrangements.

Capital Services charges

In 2002, the company recorded a non-cash pre-tax charge of approximately $213 million to write-down its investments in commercial passenger aircraft leases primarily with US Airways Group, Inc. (US Airways) and United Air Lines (United) and to increase its provision for credit losses primarily related to aircraft leasing investments in the U.S.

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

The decision of US Airways and United to file for bankruptcy exacerbated an already difficult environment in the airline industry. As a result of the rapid deterioration of the U.S. airline industry as well as the company’s revised Capital Services strategy, the company wrote down lease receivables and residuals of $54 million, $51 million and $5 million associated with United, US Airways and Delta, respectively and recorded a charge of approximately $82 million to increase our provision for credit losses related to its aircraft leasing investments in the U.S. As a result of these events, combined with both the deteriorating financial condition in various other industries and the change in its Capital Services strategy, the company recorded a charge of approximately $20 million to increase its provision for credit losses related to non-aircraft leasing investments, including investments in the telecommunications industry.

Finance Receivables

Finance receivables are generally due in monthly, quarterly or semi-annual installments over periods ranging from three to 25 years.

The components of net finance receivables were as follows:

December 31	2004	2003
Gross finance receivables	$3,850,153	$3,601,827
Residual valuation	395,840	306,097
Initial direct cost deferred	12,158	54,519
Allowance for credit losses	(173,075)	(141,184)
Unearned income	(863,750)	(808,149)

Net finance receivables	$3,221,326	$3,013,110

Maturities of gross finance receivables for the finance operations are as follows:

Years ending December 31	Internal financing	Capital Services	Total
2005	$1,467,615	$203,959	$1,671,574
2006	776,079	130,111	906,190
2007	514,894	140,430	655,324
2008	293,428	45,873	339,301
2009	104,884	22,293	127,177
Thereafter	29,767	120,820	150,587

Total	$3,186,667	$663,486	$3,850,153

Credit Risk

The company regularly reviews its risk of default on both an individual lessee basis as well as its overall exposure by industry. The company also regularly reviews its equipment and property values. This may include industry and equipment studies, physical inspections and appraisals.

A summary of the allowance for credit losses is as follows:

Years ended December 31	2004	2003	2002

Beginning balance	$141,184	$154,008	$127,418
Additions charged to continuing operations	86,411	51,910	92,858
Deductions credited to discontinued operations	-	-	(11,761)
Amounts written-off, net of recoveries:
Internal financing	(45,108)	(48,732)	(48,451)
Capital Services	(9,412)	(16,002)	(6,056)

Total write-offs, net of recoveries	(54,520)	(64,734)	(54,507)

Ending balance	$173,075	$141,184	$154,008

The additions charged to continuing operations in 2004 included $30 million from the consolidation of PBG. Additions charged to continuing operations in 2002 included $43 million related to Capital Services charges.

The carrying values of non performing assets are disclosed in the table below. As a result of the continuing deterioration in the U.S. airline industry, the company decided to suspend the recognition of financing income on all aircraft leases in the U.S. (other than Federal Express) beginning January 1, 2003. These assets are not included in the summary of non-performing assets below.

Years ended December 31	2004	2003	2002

Non-performing assets
Internal financing	$25,440	$27,086	$29,233
Capital Services	34,635	34,328	46,534

Total	$60,075	$61,414	$75,767

Off-Balance Sheet Items

Finance receivables sales

As part of the company’s Capital Services programs, the company has from time-to-time sold, through securitizations, net finance receivables with limited recourse. In these transactions, the company has surrendered control over the transferred assets in accordance with paragraph 9 of FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and received a cash payment from the transferee. Specifically, the finance receivables were sold to a bankruptcy remote limited liability company. At the time of sale, the company obtained legal counsel’s opinion that the assets were isolated and that the sale qualified as a true sale at law. Under the terms of the sale, the transferee has the right to pledge or exchange the assets it received. There are no conditions that both constrain the transferee from taking advantage of its right to pledge or exchange and provide more than a trivial benefit to the transferor. The company does not maintain effective control over the transferred assets.

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

The company has sold net finance receivables and in selective cases entered into guarantee contracts with varying amounts of recourse in privately placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $99 million and $126 million at December 31, 2004 and 2003, respectively. In accordance with GAAP, the company does not record these amounts as liabilities in its Consolidated Balance Sheets.

The company’s maximum risk of loss on these net financing receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value, and supported by the creditworthiness of its customers. At December 31, 2004 and 2003, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts. As part of the company’s review of its risk exposure, the company believes it has made adequate provision for sold receivables and guarantee contracts that may not be collectible. See Notes 17 and 21 to the consolidated financial statements.

20. Business segment information

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

EBIT is determined by deducting from revenue the related costs and expenses attributable to the segment. Segment EBIT excludes general corporate expenses, restructuring charges, other income (expense) and income taxes. Identifiable assets are those used in the company’s operations and exclude cash and cash equivalents, short-term investments and general corporate assets. Long-lived assets exclude finance receivables and investment in leveraged leases.

Revenue and EBIT by business segment and geographic area for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Revenue
(Dollars in millions)	2004	2003	2002
Business segments:
Global Mailstream Solutions	$3,390	$3,143	$2,998
Global Enterprise Solutions	1,426	1,280	1,229
Capital Services	141	154	183

Total	$4,957	$4,577	$4,410

Geographic areas:
United States	$3,703	$3,507	$3,477
Outside the United States	1,254	1,070	933

Total	$4,957	$4,577	$4,410

	EBIT
(Dollars in millions)	2004	2003	2002
Business segments:
Global Mailstream Solutions	$1,052	$992	$952
Global Enterprise Solutions	94	81	101
Capital Services	81	99	120

Total	$1,227	$1,172	$1,173

Geographic areas:
United States	$1,020	$1,000	$1,026
Outside the United States	207	172	147

Total	$1,227	$1,172	$1,173

Additional segment information is as follows:

	Years ended December 31
(Dollars in millions)	2004	2003	2002
Depreciation and amortization:
Global Mailstream Solutions	$217	$208	$188
Global Enterprise Solutions	71	59	49
Capital Services	5	10	14

Total	$293	$277	$251

Capital expenditures:
Global Mailstream Solutions	$247	$214	$153
Global Enterprise Solutions	62	62	63
Capital Services	-	-	(1)

Total	$309	$276	$215

	December 31
(Dollars in millions)	2004	2003
Identifiable assets:
Global Mailstream Solutions	$5,228	$4,922
Global Enterprise Solutions	1,560	1,165
Capital Services	2,286	2,073

Total	$9,074	$8,160

Identifiable long-lived assets by geographic areas:
United States	$2,469	$1,986
Outside the United States	885	757

Total	$3,354	$2,743

Reconciliation of segment amounts to consolidated totals:

	Years ended December 31
(Dollars in millions)	2004	2003	2002
EBIT:
Total EBIT for reportable segments	$1,227	$1,172	$1,173
Unallocated amounts:
Interest, net	(169)	(165)	(179)
Corporate expense	(181)	(169)	(162)
Capital Services charges	-	-	(213)
Restructuring charges	(158)	(117)	-
Other income (expense)	(20)	-	-

Income from continuing operations before income taxes	$699	$721	$619

Depreciation and amortization:
Total depreciation and amortization for reportable segments	$293	$277	$251
Corporate depreciation	14	12	13

Consolidated depreciation and amortization	$307	$289	$264

Capital expenditures:
Total additions for reportable segments	$309	$276	$215
Unallocated amounts	8	10	10

Consolidated capital expenditures	$317	$286	$225

	December 31
(Dollars in millions)	2004	2003
Total assets:
Total identifiable assets by reportable segments	$9,074	$8,160
Cash and cash equivalents and short-term investments	320	294
General corporate assets	427	437

Consolidated assets	$9,821	$8,891

21. Fair value of financial instruments

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

The estimated fair value of the company’s financial instruments follows:

December 31	2004		2003
	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Investment securities	$39,257	$39,257	$34,064	$34,064
Loans receivable	$410,699	$410,699	$359,702	$359,702
Long-term debt	$(2,827,185)	$(2,873,255)	$(2,878,826)	$(2,946,506)
Interest rate swaps	$(2,255)	$(2,255)	$(15,184)	$(15,184)
Foreign currency exchange contracts	$(6,247)	$(6,247)	$(4,825)	$(4,825)
Transfer of receivables with recourse	$(354)	$(354)	$(428)	$(428)

(1)	Carrying value includes accrued interest and deferred fee income, where applicable.

22. Quarterly financial data (unaudited)

Summarized quarterly financial data (dollars in millions, except for per share data) for 2004 and 2003 follows:

	Three Months Ended
2004	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Total revenue	$1,172	$1,206	$1,218	$1,362	$4,957
Gross profit (1)	639	660	673	744	2,716
Restructuring charges	15	16	16	111	158
Other income (expense)	-	-	-	20	20
Income from continuing operations	127	135	137	83	481
Discontinued operations	-	-	-	-	-

Net income	$127	$135	$137	$83	$481

Basic earnings per share:
Continuing operations	$.55	$.58	$.59	$.36	$2.08
Discontinued operations	-	-	-	-	-

Net income	$.55	$.58	$.59	$.36	$2.08

Diluted earnings per share:
Continuing operations	$.54	$.58	$.58	$.35	$2.05
Discontinued operations	-	-	-	-	-

Net income	$.54	$.58	$.58	$.35	$2.05

	Three Months Ended
2003	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Total revenue	$1,091	$1,134	$1,137	$1,215	$4,577
Gross profit (1)	608	632	640	669	2,550
Restructuring charges	21	32	43	20	117
Income from continuing operations	114	119	118	144	495
Discontinued operations	-	-	-	3	3

Net income	$114	$119	$118	$147	$498

Basic earnings per share:
Continuing operations	$.48	$.51	$.51	$.62	$2.12
Discontinued operations	-	-	-	.01	.01

Net income	$.48	$.51	$.51	$.63	$2.13

Diluted earnings per share:
Continuing operations	$.48	$.50	$.50	$.61	$2.10
Discontinued operations	-	-	-	.01	.01

Net income	$.48	$.50	$.50	$.62	$2.11

(1)	Gross profit is defined as total revenue less cost of sales, cost of rentals, cost of business services, cost of support services and cost of non-core financing.

The sum of the quarters and earnings per share amounts may not equal the annual and total amounts due to rounding.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Pitney Bowes Inc.:

We have completed an integrated audit of Pitney Bowes Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Pitney Bowes Inc. and its subsidiaries (the company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
March 4, 2005

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Conclusion Regarding Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2004. In addition, no change in internal control over financial reporting occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management’s assessment included evaluating the design of the company’s internal control over financial reporting and testing of the operational effectiveness of the company’s internal control over financial reporting. Based on our assessment, we concluded that, as of December 31, 2004, the company’s internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control – Integrated Framework.

Management’s assessment of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on page 67.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding the company’s executive officers, which is provided under the caption “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K, the information called for by this Item is incorporated herein by reference to the sections entitled “Election of Directors,” “How much stock is owned by directors and executive officers?,” “Which stockholders own at least 5% of Pitney Bowes?,” “Security Ownership,” “Audit Committee” and “Corporate Governance” of the Pitney Bowes Inc. Notice of the 2005 Annual Meeting and Proxy Statement.

ITEM 11 – EXECUTIVE COMPENSATION

The sections entitled “Directors’ Compensation,” “Executive Officer Compensation,” “Severance and Change of Control Arrangements” and “Pension Benefits” of the Pitney Bowes Inc. Notice of the 2005 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2004 regarding the number of shares of the company’s common stock that may be issued under the company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	21,793,747	$39.58	22,093,950
Equity compensation plans not approved by security holders	-	-	-

Total	21,793,747	$39.58	22,093,950

The sections entitled “How much stock is owned by directors and executive officers?” and “Security Ownership” of the Pitney Bowes Inc. Notice of the 2005 Annual Meeting and Proxy Statement are incorporated herein by reference.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” of the Pitney Bowes Inc. Notice of the 2005 Annual Meeting and Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial statements - see Item 8 on page 31 and “Index to Financial Schedules” on page 77.

	2.	Financial statement schedules - see “Index to Financial Schedules” on page 77.

	3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Reg. S-K exhibits	Description	Status or incorporation by reference

(3)(a)	Restated Certificate of Incorporation, as amended	Incorporated by reference to Exhibit (3a) to Form 10-K as filed with the Commission on March 30, 1993. (Commission file number 1-3579)

(a.1)	Certificate of Amendment to the Restated Certificate of Incorporation (as amended May 29, 1996)	Incorporated by reference to Exhibit (a.1) to Form 10-K as filed with the Commission on March 27, 1998. (Commission file number 1-3579)

(b)	By-laws, as amended	Incorporated by reference to Exhibit (3b) to Form 10-K as filed with the Commission on April 1, 1996. (Commission file number 1-3579)

(c)	By-laws, as amended	Incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on November 16, 1998. (Commission file number 1-3579)

(4)(a)	Form of Indenture dated as of November 15, 1987 between the company and Chemical Bank, as Trustee	Incorporated by reference to Exhibit (4a) to Form 10-K as filed with the Commission on March 24, 1988. (Commission file number 1-3579)

(b)	Form of Debt Securities	Incorporated by reference to Exhibit (4b) to Form 10-K as filed with the Commission on March 24, 1988. (Commission file number 1-3579)

(c)	Form of First Supplemental Indenture dated as of June 1, 1989 between the company and Chemical Bank, as Trustee	Incorporated by reference to Exhibit (1) to Form 8-K as filed with the Commission on June 16, 1989. (Commission file number 1-3579)

(d)	Form of Indenture dated as of April 15, 1990 between the company and Chemical Bank, as successor to Manufacturers Hanover Trust Company, as Trustee	Incorporated by reference to Exhibit (4.1) to Registration Statement on Form S-3 (No. 33-33948) as filed with the Commission on March 28, 1990.

(e)	Forms of Debt Securities	Incorporated by reference to Exhibit (4) to Form 10-Q as filed with the Commission on May 14, 1990. (Commission file number 1-3579)

(f)	Form of Indenture dated as of May 1, 1985 between Pitney Bowes Credit Corporation and Bankers Trust Company, as Trustee	Incorporated by reference to Exhibit (4a) to Registration Statement on Form S-3 (No. 2-97411) as filed with the Commission on May 1, 1985.

(g)	Letter Agreement between Pitney Bowes Inc. and Bankers Trust Company, as Trustee	Incorporated by reference to Exhibit (4b) to Registration Statement on Form S-3 (No. 2-97411) as filed with the Commission on May 1, 1985.

(h)	Form of First Supplemental Indenture dated as of December 1, 1986 between Pitney Bowes Credit Corporation and Bankers Trust Company, as Trustee	Incorporated by reference to Exhibit (4b) to Registration Statement on Form S-3 (No. 33-10766) as filed with the Commission on December 12, 1986.

(i)	Form of Second Supplemental Indenture dated as of February 15, 1989 between Pitney Bowes Credit Corporation and Bankers Trust Company, as Trustee	Incorporated by reference to Exhibit (4c) to Registration Statement on Form S-3 (No. 33-27244) as filed with the Commission on February 24, 1989.

Reg. S-K exhibits	Description	Status or incorporation by reference

(j)	Form of Third Supplemental Indenture dated as of May 1, 1989 between Pitney Bowes Credit Corporation and Bankers Trust Company, as Trustee	Incorporated by reference to Exhibit (1) to Form 8-K as filed with the Commission on May 16, 1989. (Commission file number 1-3579)

(k)	Indenture dated as of November 1, 1995 between the company and Chemical Bank, as Trustee	Incorporated by reference to Exhibit (4a) to Amendment No. 1 to Registration Statement on Form S-3 (No. 33-62485) as filed with the Commission on November 2, 1995.

(l)	Preference Share Purchase Rights Agreement dated December 11, 1995 between the company and Chemical Mellon Shareholder Services, LLC., as Rights Agent, as amended	Incorporated by reference to Exhibit (4) to Form 8-K as filed with the Commission on March 13, 1996. (Commission file number 1-3579)

(l.1)	Certificate of amendment to the Preference Share Purchase Rights Agreement dated December 11, 1995 between the company and Chemical Mellon Shareholder Services, LLC., as Rights Agent, as amended December 8, 1998	Incorporated by reference to Exhibit (4.4) to Form 8-A/A as filed with the Commission on December 19, 2003. (Commission file number 1-3579)

The company has outstanding certain other long-term indebtedness. Such long-term indebtedness does not exceed 10% of the total assets of the company; therefore, copies of instruments defining the rights of holders of such indebtedness are not included as exhibits. The company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

Executive Compensation Plans:

(10)(a)	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit (10a) to Form 10-K as filed with the Commission on March 30, 1993. (Commission file number 1-3579)

(b)	Pitney Bowes Inc. Directors’ Stock Plan (as amended and restated 1997)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 31, 1997. (Commission file number 1-3579)

(b.1)	Pitney Bowes Inc. Directors’ Stock Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(b.2)	Pitney Bowes Inc. Directors’ Stock Plan (Amendment Number 1, effective as of May 12, 2003)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on August 11, 2003. (Commission file number 1-3579)

(c)	Pitney Bowes 1991 Stock Plan	Incorporated by reference to Exhibit (10b) to Form 10-K as filed with the Commission on March 25, 1992. (Commission file number 1-3579)

(c.1)	First Amendment to Pitney Bowes 1991 Stock Plan	Incorporated by reference to Exhibit (ii) to Form 10-K as filed with the Commission on March 31, 1997. (Commission file number 1-3579)

(c.2)	Second Amendment to Pitney Bowes 1991 Stock Plan	Incorporated by reference to Exhibit (i) to Form 10-Q as filed with the Commission on November 13, 1997. (Commission file number 1-3579)

(c.3)	Pitney Bowes 1991 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on May 14, 1998. (Commission file number 1-3579)

(c.4)	Pitney Bowes 1998 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (ii) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(d)	Pitney Bowes Inc. Key Employees’ Incentive Plan (as amended and restated)	Incorporated by reference to Exhibit (10c) to Form 10-K as filed with the Commission on March 25, 1992. (Commission file number 1-3579)

(d.1)	First Amendment to Pitney Bowes Inc. Key Employees’ Incentive Plan (as amended and restated June 10, 1991)	Incorporated by reference to Exhibit (iii) to Form 10-K as filed with the Commission on March 31, 1997. (Commission file number 1-3579)

(d.2)	Second Amendment to Pitney Bowes Inc. Key Employees’ Incentive Plan (as amended and restated)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 26, 2001. (Commission file number 1-3579)

(e)	1979 Pitney Bowes Stock Option Plan (as amended and restated)	Incorporated by reference to Exhibit (10d) to Form 10-K as filed with the Commission on March 25, 1992. (Commission file number 1-3579)

(f)	Pitney Bowes Severance Plan, as amended, dated December 12, 1988	Incorporated by reference to Exhibit (10) to Form 10-K as filed with the Commission on March 23, 1989. (Commission file number 1-3579)

Executive Compensation Plans:

(g)	Pitney Bowes Executive Severance Policy, adopted December 11, 1995	Incorporated by reference to Exhibit (10h) to Form 10-K as filed with the Commission on April 1, 1996. (Commission file number 1-3579)

(h)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors	Incorporated by reference to Exhibit (i) to Form 10-Q as filed with the Commission on May 15, 1997. (Commission file number 1-3579)

(h.1)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors (as amended and restated 1999)	Incorporated by reference to Exhibit (iii) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(i)	Pitney Bowes Inc. Deferred Incentive Savings Plan	Incorporated by reference to Exhibit (v) to Form 10-K as filed with the Commission on March 31, 1997. (Commission file number 1-3579)

(j)	Pitney Bowes U.K. Stock Option Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (iv) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(k)	Pitney Bowes Letter of Agreement with Marc C. Breslawsky dated October 27, 2000	Incorporated by reference to Exhibit (vi) to Form 10-K as filed with the Commission on March 26, 2001. (Commission file number 1-3579)

(l)	Pitney Bowes Separation Agreement with Marc C. Breslawsky dated October 27, 2000	Incorporated by reference to Exhibit (vii) to Form 10-K as filed with the Commission on March 26, 2001. (Commission file number 1-3579)

(m)	Pitney Bowes Separation Agreement with Marc C. Breslawsky dated October 27, 2000	Incorporated by reference to Exhibit (viii) to Form 10-K as filed with the Commission on March 26, 2001. (Commission file number 1-3579)

(n)	Pitney Bowes Separation Agreement with Karen M. Garrison dated December 5, 2003	Incorporated by reference to Exhibit (iv) to Form 10-K as filed with the Commission on March 9, 2004. (Commission file number 1-3579)

(o)	Pitney Bowes Separation Agreement with Matthew S. Kissner dated December 16, 2004	Incorporated by reference to Exhibit (10.1) to Form 8-K as filed with the Commission on December 22, 2004. (Commission file number 1-3579)

(p)	Pitney Bowes Terms of Employment Arrangements for the Named Executive Officers for 2005 dated February 14, 2005	Incorporated by reference to Exhibit (10.1) to Form 8-K as filed with the Commission on February 18, 2005. (Commission file number 1-3579)

(12)	Computation of ratio of earnings to fixed charges	Exhibit (i)

(21)	Subsidiaries of the registrant	Exhibit (ii)

(23)	Consent of experts and counsel	Exhibit (iii)

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	See page 82

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	See page 83

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	See page 84

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	See page 85

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PITNEY BOWES INC.

By:	/s/ Michael J. Critelli
(Michael J. Critelli) Chairman and Chief Executive Officer

Date:	March 8, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Critelli Michael J. Critelli	Chairman and Chief Executive Officer – Director	March 8, 2005

/s/ Bruce P. Nolop Bruce P. Nolop	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2005

/s/ Steven J. Green Steven J. Green	Vice President – Finance and Chief Accounting Officer (Principal Accounting Officer)	March 8, 2005

/s/ Linda G. Alvarado Linda G. Alvarado	Director	March 8, 2005

/s/ Colin G. Campbell Colin G. Campbell	Director	March 8, 2005

/s/ Jessica P. Einhorn Jessica P. Einhorn	Director	March 8, 2005

/s/ Ernie Green Ernie Green	Director	March 8, 2005

/s/ Herbert L. Henkel Herbert L. Henkel	Director	March 8, 2005

/s/ James H. Keyes James H. Keyes	Director	March 8, 2005

/s/ John S. McFarlane John S. McFarlane	Director	March 8, 2005

/s/ Eduardo R. Menascé Eduardo R. Menascé	Director	March 8, 2005

/s/ Michael I. Roth Michael I. Roth	Director	March 8, 2005

/s/ David L. Shedlarz David L. Shedlarz	Director	March 8, 2005

/s/ Robert E. Weissman Robert E. Weissman	Director	March 8, 2005

INDEX TO FINANCIAL SCHEDULES

The financial schedules should be read in conjunction with the financial statements included in Item 8 in this Form 10-K. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Page
Pitney Bowes Inc.:

Financial statement schedule for the years ended December 31, 2004, 2003 and 2002:

Report of independent registered public accounting firm on financial statement schedule	67

Valuation and qualifying accounts and reserves (Schedule II)	77

PITNEY BOWES INC.

SCHEDULE II - VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2002 TO 2004

(Dollars in thousands)

Description	Balance at beginning of year	Additions		Deductions		Balance at end of year

Allowance for doubtful accounts
2004	$39,778	$23,692	(1)	$13,216	(2)	$50,254
2003	$35,139	$15,810	(1)	$11,171	(2)	$39,778
2002	$32,448	$16,391	(1)	$13,700	(2)	$35,139
Allowance for credit losses on finance receivables
2004	$141,184	$86,411	(3)	$54,520	(2)	$173,075
2003	$154,008	$51,910		$64,734	(2)	$141,184
2002	$127,418	$92,858	(4)	$66,268	(2)	$154,008
Valuation allowance for deferred tax asset (5)
2004	$12,717	$15,208		$1,298		$26,627
2003	$13,398	$10,659		$11,340		$12,717
2002	$23,823	$2,641		$13,066		$13,398

(1)	Includes additions charged to expenses, additions from acquisitions and impact of foreign exchange translation.

(2)	Principally uncollectible accounts written off.

(3)	Includes $30 million of additions related to the consolidation of PBG Capital Partners LLC.

(4)	Includes $32 million of additions related to Capital Services charges.

(5)	Included in Consolidated Balance Sheets as a liability.