Form 10-Q
period 2005-03-31
PITNEY BOWES INC /DE/
filed 2005-05-06
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 1 0 - Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-3579

PITNEY BOWES INC.

State of Incorporation Delaware	IRS Employer Identification No. 06-0495050

World Headquarters
1 Elmcroft Road
Stamford, Connecticut 06926-0700
Telephone Number: (203) 356-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Number of shares of common stock, $1 par value, outstanding as of April 29, 2005 was 230,026,808.

Pitney Bowes Inc.
Index

Part I - Financial Information

Item 1: Financial Statements

Pitney Bowes Inc.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004
Revenue from:
Sales	$381,427	$331,360
Rentals	201,641	201,438
Financing	157,275	148,229
Support services	194,934	158,413
Business services	349,103	302,791
Capital Services	33,408	29,691

Total revenue	1,317,788	1,171,922

Costs and expenses:
Cost of sales	167,777	159,375
Cost of rentals	42,317	41,700
Cost of support services	100,174	85,623
Cost of business services	288,842	245,892
Selling, general and administrative	408,384	360,819
Research and development	41,549	36,004
Restructuring	(15,840)	15,043
Charitable contribution	10,000	—
Interest, net	46,816	41,445

Total costs and expenses	1,090,019	985,901

Income before income taxes	227,769	186,021
Provision for income taxes	78,165	59,427

Net income	$149,604	$126,594

Basic earnings per share	$.65	$.55

Diluted earnings per share	$.64	$.54

Dividends declared per share of common stock	$.31	$.305

See Notes to Consolidated Financial Statements

Pitney Bowes Inc.

Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except share data)	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$322,544	$316,217
Short-term investments, at cost which approximates market	13,706	3,933
Accounts receivable, less allowances:
3/05, $49,353; 12/04, $50,254	596,435	567,772
Finance receivables, less allowances:
3/05, $69,260; 12/04, $71,001	1,357,906	1,400,593
Inventories (Note 3)	224,095	206,697
Other current assets and prepayments	201,748	197,874

Total current assets	2,716,434	2,693,086

Property, plant and equipment, net (Note 4)	638,811	644,495
Rental equipment and related inventories, net (Note 4)	487,703	475,905
Property leased under capital leases, net (Note 4)	2,897	3,081
Long-term finance receivables, less allowances:
3/05, $93,240; 12/04, $102,074	1,795,644	1,820,733
Investment in leveraged leases	1,551,035	1,585,030
Goodwill (Note 11)	1,437,679	1,411,381
Intangible assets, net (Note 11)	315,593	323,737
Other assets	872,924	863,132

Total assets	$9,818,720	$9,820,580

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,419,783	$1,475,107
Income taxes payable	259,897	218,605
Notes payable and current portion of long-term obligations	747,268	1,178,946
Advance billings	466,329	421,819

Total current liabilities	2,893,277	3,294,477

Deferred taxes on income	1,756,189	1,771,825
Long-term debt (Note 5)	3,176,025	2,798,894
Other noncurrent liabilities	360,657	355,303

Total liabilities	8,186,148	8,220,499

Preferred stockholders’ equity in a subsidiary company	310,000	310,000

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	17	19
Cumulative preference stock, no par value, $2.12 convertible	1,235	1,252
Common stock, $1 par value	323,338	323,338
Retained earnings	4,316,613	4,243,404
Accumulated other comprehensive income (Note 8)	121,540	135,526
Treasury stock, at cost	(3,440,171)	(3,413,458)

Total stockholders’ equity	1,322,572	1,290,081

Total liabilities and stockholders’ equity	$9,818,720	$9,820,580

See Notes to Consolidated Financial Statements

Pitney Bowes Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$149,604	$126,594
Nonrecurring (gains) charges, net of taxes	(3,131)	9,628
Nonrecurring payments	(31,292)	(16,552)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,538	73,393
(Decrease) increase in deferred taxes on income	(10,962)	30,698
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,579)	(5,894)
Net investment in internal finance receivables	10,650	33,187
Inventories	(12,099)	1,095
Other current assets and prepayments	(5,174)	(2,966)
Accounts payable and accrued liabilities	(43,196)	(20,814)
Income taxes payable	38,085	28,647
Advanced billings	46,205	20,647
Other, net	(4,290)	(2,685)

Net cash provided by operating activities	192,359	274,978

Cash flows from investing activities:
Short-term investments	(9,779)	(2,176)
Net proceeds from sale of main plant	30,238	—
Capital expenditures	(79,539)	(74,469)
Net investment in capital services	79,766	2,034
Acquisitions, net of cash acquired	(25,000)	—
Reserve account deposits	(18,700)	(2,443)
Other investing activities	—	(7,578)

Net cash used in investing activities	(23,014)	(84,632)

Cash flows from financing activities:
Decrease in notes payable, net	(22,357)	(76,206)
Proceeds from long-term obligations	398,029	2,222
Principal payments on long-term obligations	(435,786)	(7,891)
Proceeds from issuance of stock	32,121	20,675
Stock repurchases	(63,725)	(96,000)
Dividends paid	(71,523)	(70,946)

Net cash used in financing activities	(163,241)	(228,146)

Effect of exchange rate changes on cash	223	6,079

Increase (decrease) in cash and cash equivalents	6,327	(31,721)
Cash from consolidation of PBG Capital Partners LLC	—	36,620
Cash and equivalents at beginning of period	316,217	293,812

Cash and cash equivalents at end of period	$322,544	$298,711

Interest paid	$52,548	$43,943

Income taxes paid, net	$37,232	$8,861

See Notes to Consolidated Financial Statements

Pitney Bowes Inc.

Notes to Consolidated Financial Statements

Note 1:

Pitney Bowes is a provider of leading-edge, global, integrated mail and document management solutions for organizations of all sizes. Pitney Bowes Inc. and all of its subsidiaries (the company) operate in the following group of segments: Global Mailstream Solutions, Global Business Services and Capital Services. The company operates both inside and outside the United States. See Note 7 to the consolidated financial statements for financial information concerning revenue and earnings before interest and taxes (EBIT) by segment.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004 have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2005. These statements should be read in conjunction with the financial statements and notes thereto included in the company’s 2004 Annual Report to Stockholders on Form 10-K. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

Note 2:

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The company’s ownership of the equity of PBG Capital Partners LLC (PBG) qualifies as a variable interest entity under FIN No. 46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. The company adopted the provisions of FIN No. 46 effective March 31, 2004 and consolidated the assets and liabilities of PBG on March 31, 2004. Prior to March 31, 2004, the company accounted for PBG under the equity method of accounting. PBG’s minority interest of $43 million and $41 million, respectively, is included in other noncurrent liabilities in the Consolidated Balance Sheets at March 31, 2005 and December 31, 2004. The consolidation of PBG did not have a material impact on the company’s results of operations or cash flows.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) to a sponsor of a postretirement health care plan that has concluded that prescription drug benefits available under the plan are actuarially equivalent and thus qualify for the subsidy under the Act. The provisions of FSP No. 106-2 were effective July 1, 2004. The company concluded that the prescription drug benefits provided under its nonpension postretirement benefit plans are actuarially equivalent to the prescription drug benefits offered under Medicare Part D. The provisions of FSP No. 106-2 were adopted on a prospective basis on July 1, 2004.

In November 2004, Statement of Financial Accounting Standards (FAS) No. 151, “Inventory Costs,” was issued. FAS No. 151 amends and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provisions of FAS No. 151 are effective for fiscal years beginning after June 15, 2005. The company is currently evaluating the provisions of FAS No. 151.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The FSP provides guidance under FAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that companies are allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. The company is currently evaluating the effects of the repatriation provision and does not expect to complete this evaluation until after Congress or the Treasury Department provides clarification on key elements of the repatriation provision. The company does not expect the adoption of these provisions to have a material impact on its financial position, results of operations or cash flows.

Accounting for stock-based compensation

In April 2005, the Securities and Exchange Commission (SEC) approved a new rule delaying the effective date of FAS No. 123 (revised 2004), “Share-Based Payment,” to January 1, 2006. In light of this delay, the company will adopt the provisions of FAS No. 123R when it becomes effective. The company is currently evaluating the impact of adopting FAS No. 123R, which was issued in December 2004. FAS No. 123R supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. FAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments.

The company adopted the disclosure-only provisions of FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends FAS No. 123 and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation.

The company applies APB No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense has been recognized for its U.S. and U.K. Stock Option Plans (ESP) or its U.S. and U.K. Employee Stock Purchase Plans (ESPP), except for the compensation expense recorded for its performance-based awards under the ESP and the Directors’ Stock Plan.

If the company had elected to recognize compensation expense based on the fair value method as prescribed by FAS No. 123, net income and earnings per share for the three months ended March 31, 2005 and 2004 would have been reduced to the following pro forma amounts:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004
Net Income
As reported	$149,604	$126,594
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,066)	(4,290)

Pro forma	$145,538	$122,304

Basic earnings per share
As reported	$.65	$.55
Pro forma	$.63	$.53

Diluted earnings per share
As reported	$.64	$.54
Pro forma	$.62	$.52

The fair value of each stock option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Expected dividend yield	2.8%	3.1%
Expected stock price volatility	19%	25%
Risk-free interest rate	3.5%	3.0%
Expected life (years)	5	5

Note 3:

Inventories are composed of the following:

	March 31,	December 31,
(Dollars in thousands)	2005	2004
Raw materials and work in process	$88,252	$75,508
Supplies and service parts	69,408	67,666
Finished products	66,435	63,523

Total	$224,095	$206,697

Note 4:

	March 31,	December 31,
(Dollars in thousands)	2005	2004
Property, plant and equipment	$1,784,054	$1,756,480
Accumulated depreciation	(1,145,243)	(1,111,985)

Property, plant and equipment, net	$638,811	$644,495

Rental equipment and related inventories	$1,150,641	$1,150,931
Accumulated depreciation	(662,938)	(675,026)

Rental equipment and related inventories, net	$487,703	$475,905

Property leased under capital leases	$8,820	$8,662
Accumulated amortization	(5,923)	(5,581)

Property leased under capital leases, net	$2,897	$3,081

Depreciation expense was $73.2 million and $66.3 million for the three months ended March 31, 2005 and 2004, respectively.

Note 5:

On March 31, 2005, $2.1 billion remained available under the shelf registration statement filed in February 2005 with the SEC, permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units. In addition, $5.8 million remained available under the shelf registration statement filed in October 2001 with the SEC, permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares.

In March 2005, the company issued $400 million of unsecured fixed rate notes maturing in March 2015. These notes bear interest at an annual rate of 5.0% and pay interest semi-annually beginning September 2005. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, financing of acquisitions and the repurchase of company stock.

Note 6:

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2005 and 2004 is as follows (in thousands, except per share data):

	2005			2004
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Net Income	$149,604			$126,594
Less:
Preferred stock dividends	—			—
Preference stock dividends	(24)			(25)

Basic earnings per share	$149,580	230,290	$.65	$126,569	231,895	$.55

Effect of dilutive securities:
Preferred stock	—	9		—	9
Preference stock	24	762		25	797
Stock options		2,276			1,904
Other		139			142

Diluted earnings per share	$149,604	233,476	$.64	$126,594	234,747	$.54

In accordance with FAS No. 128, “Earnings per Share,” 1.1 million and 2.1 million common stock equivalent shares for the three months ended March 31, 2005 and 2004, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was antidilutive.

Note 7:

In light of the company’s recent organizational realignment, effective January 1, 2005, the company revised its segments to reflect its product-based businesses separately from its service-based businesses. Prior year amounts have been reclassified to conform with the current year presentation. The Global Mailstream Solutions group of segments includes worldwide revenue and related expenses from the sale, rental and financing of production mail and inserting equipment for large enterprises, mail finishing, mail creation and shipping equipment, related supplies and maintenance services, mailing and customer communication software, postal payment solutions and small business solutions. The Global Business Services group of segments includes worldwide revenue and related expenses from facilities management contracts, reprographics, document management, and other value-added services to key vertical markets, and mail services operations, which include presort mail services and international outbound mail services. The Capital Services segment includes financing of third-party equipment.

Revenue and EBIT by business segment for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Revenue:
Inside the United States – Mailing	$552,700	$534,389
– Document Messaging Technologies	91,118	63,921
Outside the United States	291,459	241,130

Global Mailstream Solutions (1)	935,277	839,440

Global Management Services	267,905	266,783
Mail Services	81,198	36,008

Global Business Services	349,103	302,791

Capital Services	33,408	29,691

Total revenue	$1,317,788	$1,171,922

EBIT: (2)
Inside the United States – Mailing	$217,579	$207,224
– Document Messaging Technologies	3,938	2,640
Outside the United States	52,165	38,211

Global Mailstream Solutions	273,682	248,075

Global Management Services	14,810	12,320
Mail Services	3,418	3,507

Global Business Services	18,228	15,827

Capital Services	19,504	21,182

Total EBIT	311,414	285,084

Unallocated amounts:
Interest, net	(46,816)	(41,445)
Corporate expense	(42,669)	(42,575)
Charitable contribution	(10,000)	—
Restructuring	15,840	(15,043)

Income before income taxes	$227,769	$186,021

(1)	Financing revenue reported in the Consolidated Statements of Income is included in Global Mailstream Solutions.

(2)	EBIT excludes general corporate expenses.

Note 8:

Comprehensive income for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Net income	$149,604	$126,594
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(14,322)	82,224
Net unrealized gain (loss) on derivative instruments	336	(5,555)

Comprehensive income	$135,618	$203,263

Note 9:

The company accounts for one-time benefit arrangements and exit or disposal activities primarily in accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability be recognized when the costs are incurred. The company accounts for ongoing benefit arrangements under FAS No. 112, “Employers’ Accounting for Postemployment Benefits,” which requires that a liability be recognized when the costs are probable and reasonably estimable. The fair values of impaired long-lived assets are determined primarily using probability weighted expected cash flows in accordance with FAS No. 144, “Accounting for the Impairment of Long-Lived Assets.”

In connection with our previously announced restructuring initiatives, the company recorded a pre-tax restructuring (gain) charge of ($15.8) million and $15.0 million for the three months ended March 31, 2005 and 2004, respectively.

The pre-tax restructuring (gain) charges are composed of:

	Three Months Ended March 31,
(Dollars in millions)	2005	2004
Severance and benefit costs	$13.1	$12.8
Asset impairments	0.7	1.3
Other exit costs	0.6	0.9
Gain on sale of main plant	(30.2)	—

	$(15.8)	$15.0

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 2,500 employees worldwide from the inception of this plan through March 31, 2005 and expected future workforce reductions of approximately 800 employees. The workforce reductions relate to actions across several of the company’s businesses resulting from infrastructure and process improvements and its continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 60% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments for the three months ended March 31, 2005 and 2004 relate primarily to the write-down of property, plant and equipment resulting from the closure or streamlining of certain facilities and systems. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities. During the three months ended March 31, 2005, the company recorded a pre-tax gain of $30 million related to the sale of its main plant manufacturing facility in Connecticut.

Accrued restructuring charges at March 31, 2005 are composed of the following:

	Balance at		Cash		Ending balance
	January 1,	Restructuring	(payments)	Non-cash	at March 31,
(Dollars in millions)	2005	charges (gain)	receipts	charges	2005
Severance and benefit costs	$48.4	$13.1	$(19.3)	$—	$42.2
Asset impairments	—	0.7	—	(0.7)	—
Other exit costs	3.1	0.6	(2.0)	—	1.7
Gain on sale of main plant	—	(30.2)	30.2	—	—

	$51.5	$(15.8)	$8.9	$(0.7)	$43.9

Note 10:

On March 24, 2005, the company completed the acquisition of Compulit, Inc. (Compulit) for a net purchase price of $25 million in cash. Compulit is a leading provider of litigation support services to law firms and corporate clients. This acquisition expands the company’s ability to provide a broader range of high value services to its legal vertical. The goodwill was assigned to Global Management Services in the Global Business Services group of segments.

On December 16, 2004, the company completed the acquisition of Groupe MAG for a net purchase price of $43 million in cash. Groupe MAG is a distributor of production mail equipment, software and services in France, Belgium and Luxembourg. This acquisition extended the company’s distribution capabilities internationally. The goodwill was assigned to Outside the U.S. in the Global Mailstream Solutions group of segments.

On November 1, 2004, the company completed the acquisition of a substantial portion of the assets of Ancora Capital & Management Group LLC (Ancora) for a net purchase price of $37 million in cash. Ancora is a provider of first class, standard letter and international mail processing and presort services with five operations in southern California, Pennsylvania and Maryland. This acquisition expanded the company’s mail services operations. The goodwill was assigned to Mail Services in the Global Business Services group of segments.

On July 20, 2004, the company completed the acquisition of Group 1 Software, Inc. (Group 1) for a net purchase price of $329 million in cash. Group 1 is an industry leader in software that enhances mailing efficiency, data quality and customer communications. The goodwill was assigned to Inside the U.S. - DMT and Outside the U.S. in the Global Mailstream Solutions group of segments.

On May 21, 2004, the company completed the acquisition of substantially all of the assets of International Mail Express, Inc. (IMEX) for a net purchase price of $30 million in cash. IMEX consolidates letters and flat-sized mail headed to international addresses to reduce postage costs and expedite delivery. This acquisition expanded the company’s mail services operations. The goodwill was assigned to Mail Services in the Global Business Services group of segments.

The following table summarizes selected financial data for these acquisitions:

(Dollars in thousands)	Compulit	Groupe MAG	Ancora	Group 1	IMEX
Purchase price allocation
Intangible assets	$2,500	$10,356	$13,923	$83,800	$9,600
Goodwill	18,286	27,839	20,486	293,544	20,180
Other, net	4,214	5,063	2,553	(48,223)	347

Purchase price	$25,000	$43,258	$36,962	$329,121	$30,127

Intangible assets
Customer relationships	$1,500	$10,356	$13,923	$34,000	$8,100
Mailing software and technology	300	—	—	43,600	900
Trademarks and trade names	700	—	—	6,200	600

Total intangible assets	$2,500	$10,356	$13,923	$83,800	$9,600

Intangible assets amortization period
Customer relationships	5 years	15 years	15 years	15 years	15 years
Mailing software and technology	3 years	—	—	9 years	5 years
Trademarks and trade names	5 years	—	—	9 years	2 years

Total weighted average	5 years	15 years	15 years	12 years	13 years

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for these acquisitions. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition.

Consolidated impact of acquisitions

The consolidated financial statements include the results of operations of the acquired businesses from their respective dates of acquisition. These acquisitions increased the company’s earnings, but including related financing costs, did not materially impact earnings either on a per share or aggregate basis.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Compulit, Groupe MAG, Ancora, Group 1 and IMEX had occurred on January 1, 2004:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Total revenue	$1,321,288	$1,244,422

The pro forma consolidated results do not purport to be indicative of actual results that would have occurred had the acquisitions been completed on January 1, 2004, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma earning results of these acquisitions were not material to earnings on either a per share or an aggregate basis.

During 2004, the company also completed several smaller acquisitions, including additional sites for its mail services operations and some of its international dealerships. The company also acquired the hardware equipment services business of Standard Register Inc. at the end of 2004. The cost of these acquisitions was in the aggregate less than $75 million. These acquisitions did not have a material impact on the company’s financial results either individually or on an aggregate basis. These acquisitions are included in other investing activities in the Consolidated Statements of Cash Flows.

Note 11:

Intangible assets are composed of the following:

	March 31, 2005		December 31, 2004
	Gross	Accumulated	Gross Carrying	Accumulated
(Dollars in thousands)	Carrying Amount	Amortization	Amount	Amortization
Customer relationships	$254,387	$37,714	$255,512	$33,168
Mailing software and technology	112,207	23,385	111,876	20,730
Trademarks and trade names	16,612	7,398	15,897	6,685
Non-compete agreements	3,942	3,058	3,922	2,887

	$387,148	$71,555	$387,207	$63,470

Amortization expense for intangible assets was $8.0 million and $5.0 million for the three months ended March 31, 2005 and 2004, respectively. Estimated intangible assets amortization expense for 2005 and the next five years is as follows:

(Dollars in thousands)
For the year ending 12/31/05	$32,400
For the year ending 12/31/06	$31,600
For the year ending 12/31/07	$29,800
For the year ending 12/31/08	$29,000
For the year ending 12/31/09	$27,900
For the year ending 12/31/10	$26,900

Changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2005 are as follows:

	Balance at	Acquired		Balance
	January 1,	during the		March 31,
(Dollars in thousands)	2005	period	Other	2005
Inside the U.S. — Mailing	$63,259	$—	$2,826	$66,085
— DMT	291,686	—	1,047	292,733
Outside the United States	423,536	—	(344)	423,192

Global Mailstream Solutions	778,481	—	3,529	782,010

Global Management Services	427,574	18,286	616	446,476
Mail Services	205,326	—	3,867	209,193

Global Business Services	632,900	18,286	4,483	655,669

Capital Services	—	—	—	—

Total	$1,411,381	$18,286	$8,012	$1,437,679

“Other” includes post closing acquisition and foreign currency translation adjustments.

Note 12:

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended March 31, 2005 and 2004 are as follows:

	United States		Foreign
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$8,536	$8,313	$2,614	$2,346
Interest cost	22,845	22,193	5,443	5,240
Expected return on plan assets	(32,090)	(31,776)	(6,821)	(6,284)
Amortization of transition cost	—	—	(146)	(134)
Amortization of prior service cost	(723)	(678)	141	138
Amortization of net loss	6,157	2,947	2,629	1,618

Net periodic benefit cost	$4,725	$999	$3,860	$2,924

The company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects to contribute up to $5 million and up to $10 million, respectively, to its U.S. and foreign pension plans during 2005. At March 31, 2005, $0.9 million and $1.7 million of contributions have been made to the U.S. and foreign pension plans, respectively.

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Service cost	$881	$1,060
Interest cost	4,311	4,884
Amortization of prior service cost	(533)	(2,049)
Amortization of net loss	1,208	1,787

Net periodic benefit cost	$5,867	$5,682

The company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects to contribute $36 million, which represents its expected benefit payments, to its postretirement benefits plans during 2005. At March 31, 2005, $8.5 million of contributions have been made.

Note 13:

In connection with its Capital Services programs, the company has sold net finance receivables and in selective cases entered into guarantee contracts with varying amounts of recourse in privately placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $95 million and $99 million at March 31, 2005 and December 31, 2004, respectively. In accordance with GAAP, the company does not record these amounts as liabilities in its Consolidated Balance Sheets. The company’s maximum risk of loss on these net financing receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value and supported by the creditworthiness of its customers. At March 31, 2005 and December 31, 2004, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts. As part of the company’s review of its risk exposure, the company believes it has made adequate provision for sold receivables and guarantee contracts that may not be collectible.

The company provides product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. The company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, the company’s product warranty liability at March 31, 2005 and December 31, 2004, respectively, was not material.

Note 14:

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

In addition, in 2005, the Canada Revenue Agency (CRA) issued an adjustment for the 1996 to 1999 tax years, relating to intercompany loan transactions. The company paid approximately $24 million in the first quarter of 2005 and plans to protest the adjustment.

The company vigorously disagrees with the proposed adjustments and intends to aggressively contest these matters through applicable IRS, CRA and judicial procedures, as appropriate. The company has provided for its best estimate of the probable tax liability for these matters and believes that its accruals for tax liabilities are adequate for all open years. However, if the taxing authority prevails, an unfavorable resolution of these matters could have a material effect on the company’s results of operations.

In April 2005, the company posted a $200 million tax bond with the IRS to mitigate IRS interest risk.

At any time, the company’s provision for taxes could be affected by changes in tax law and interpretations by governments or courts.

Note 15:

In December 2004, the company’s Board of Directors approved a plan to pursue a sponsored spin-off of its Capital Services external financing business. The new entity will be an independent publicly traded company consisting of most of the assets in the Capital Services segment, including assets related to Imagistics International, Inc. On March 31, 2005, Pitney Bowes Credit Corporation (Spinco), a wholly-owned subsidiary of the company, entered into a Subscription Agreement with Cerberus Capital Management, L.P. through its investment vehicle, JCC Management LLC (Investor). Under the terms of the Subscription Agreement, the Investor is expected to invest in excess of $100 million for common and preferred stock representing up to 19.9% of the voting interest and up to 48% economic interest in the spun-off entity. The Subscription Agreement anticipates that Pitney Bowes stockholders will receive 80.1% of the common stock of the new public company in a tax-free distribution. At the time of the spin-off, Spinco will become a separate entity from the company and become a publicly traded company.

The transaction is not subject to a vote of Pitney Bowes shareholders. The transaction is expected to be completed by the end of 2005, subject to a favorable ruling from the IRS that the transaction will be tax-free, regulatory review and other customary conditions.

The company estimates that it will incur after-tax transaction costs of about $20 million to $35 million in connection with the spin-off. The majority of these costs will be incurred at the time of the spin-off. These costs are composed primarily of professional fees, taxes on asset transfers and lease contract termination fees.

In addition, in accordance with current accounting guidelines, at the time of spin-off the company will be required to compare the book and fair market values of the assets and liabilities spun-off and record any resulting deficit as a charge in discontinued operations. The company currently estimates this potential non-cash after-tax charge to be in the range of $150 million to $250 million. The ultimate amount of this charge, if any, will be determined by the fair market value of Spinco at the time of spin-off and the resolution of related tax liabilities.

The Subscription Agreement is attached as Exhibit 10 to this Form 10-Q.

Item 2:	Management’s Discussion and Analysis of Financial
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

Overview

We achieved a strong start to 2005, as the momentum established by our strong fourth quarter 2004 performance continued this quarter. We are realizing the benefits of our previous actions to strengthen revenue growth, expand into new market spaces and enhance our operating efficiency.

Revenue grew approximately 12% in the first quarter of 2005 to $1.32 billion compared with the first quarter of 2004 driven by ongoing strong worldwide demand for our mailing systems, mail services, small business solutions and supplies for our broader base of digital products; acquisitions, which contributed 6%; and the favorable impact of foreign currency, which contributed 1%.

Net income increased 18% in the first quarter of 2005 to $149.6 million compared with the first quarter of 2004. Diluted earnings per share increased to 64 cents in the first quarter of 2005 from 54 cents in the first quarter of 2004. Net income for the first quarter of 2005 was increased by a net after-tax gain from restructuring activity of $9 million or 4 cents per diluted share and reduced by a $6 million after-tax charitable contribution or 3 cents per diluted share to the Pitney Bowes Literacy and Education Fund and the Pitney Bowes Involvement Fund. Net income for the first quarter of 2004, was reduced by after-tax restructuring charges of $10 million or 4 cents per diluted share.

During the quarter we signed a definitive agreement with a third party investor for a sponsored spin-off of most of the assets in our Capital Services segment. These assets contributed approximately 3 cents per diluted share in the first quarter of 2005, about 1 cent per diluted share less than the prior year.

See Results of Operations – first quarter of 2005 vs. first quarter of 2004 for a more detailed discussion of our results of operations.

Outlook

We anticipate that we will experience continued strength in our financial results in 2005. We expect that revenue growth will be driven by small business solutions, mail services, international, supplies, payments solutions and software offerings. In addition, we expect to continue our market expansion and derive further operating synergies from our recent acquisitions. We expect to experience a continuation in the ongoing changing mix of our product line, where a greater percentage of revenue is coming from diversified revenue streams associated with fully featured smaller systems and less from larger system sales. Foreign currency translation, while uncertain, is expected to continue to benefit future comparisons.

As we have previously stated, we expect to record additional restructuring charges during the year in connection with the continued realignment and streamlining of our worldwide infrastructure. We remain focused on disciplined expense control initiatives and will continue to allocate capital to optimize our returns.

We expect our effective tax rate to be more in line with the first quarter of 2005, and while it is always difficult to predict future economic and interest trends, we expect interest and pension costs will continue to increase. We will also continue to be constrained by the year-over-year decline in earnings from our Capital Services business in anticipation of our previously announced plans to spin-off the majority of the assets in this segment.

Results of Operations – first quarter of 2005 vs. first quarter of 2004

Business segment results

In light of our recent organizational realignment, we revised our segments this quarter to reflect our product-based businesses separately from our service-based businesses. The following table shows revenue and earnings before interest and taxes (EBIT) by segment for the three months ended March 31, 2005 and 2004:

	Revenue			EBIT
	Three months ended March 31,			Three months ended March 31,
(Dollars in millions)	2005	2004	% change	2005	2004	% change
Inside the U.S. -Mailing	$553	$534	3%	$218	$207	5%
-DMT	91	64	43%	4	3	49%
Outside the United States	291	241	21%	52	38	37%

Global Mailstream Solutions	935	839	11%	274	248	10%

Global Management Services	268	267	—%	15	12	20%
Mail Services	81	36	125%	3	4	(3%)

Global Business Services	349	303	15%	18	16	15%

Capital Services	34	30	13%	19	21	(8%)

Total	$1,318	$1,172	12%	$311	$285	9%

During the first quarter of 2005, Global Mailstream Solutions revenue increased 11% and EBIT increased 10%. Inside the U.S., the quarter’s performance included the contribution from the integration of Group 1 Software, Inc. (Group 1), which was acquired in July 2004. Revenue growth was also favorably impacted by continued demand for networked digital mailing systems, especially from small and mid-sized customers, and from supplies for digital products. Outside of the U.S., revenue grew at a double-digit rate driven by strong revenue growth in Europe, the fourth quarter 2004 acquisition of Groupe MAG and the favorable impact of foreign currency. These results reflect strong demand for digital mailing systems, which are continuing to be introduced outside of the U.S., good growth in mailing equipment placements with small businesses, and increased supplies for digital products.

During the first quarter of 2005, revenue and EBIT grew 15% in Global Business Services. Our management services operation reported flat revenue and double-digit EBIT growth for the quarter consistent with the ongoing focus of higher value service offerings, productivity and efficiency improvements. We also advanced our vertical strategy during the quarter with the formation of Pitney Bowes Legal Solutions and the addition of litigation support services through the acquisition of Compulit, Inc. (Compulit) at the end of the quarter. Mail services revenue more than doubled compared with the prior year, resulting from continued growth in its customer base and new service offerings. EBIT was comparable to the prior year because of our investments to expand our presort and international mail network and integration of recently acquired sites.

During the first quarter of 2005, revenue increased 13% and EBIT decreased 8% in the Capital Services segment. The quarter’s year-over-year revenue increase was due primarily to the consolidation of PBG Capital Partners LLC (PBG) which was reported on an equity basis through March 31, 2004.

Revenue by source

The following table shows revenue by source for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004	% change
Sales	$381,427	$331,360	15%
Rentals	201,641	201,438	—%
Financing	157,275	148,229	6%
Support services	194,934	158,413	23%
Business services	349,103	302,791	15%
Capital Services	33,408	29,691	13%

Total revenue	$1,317,788	$1,171,922	12%

Sales revenue increased 15% due to strong growth in sales of international and small business mailing equipment, and related supplies; the acquisition of Group 1, which contributed 6%; and the favorable impact of foreign currency, which contributed 2%.

Rentals revenue was flat compared with the prior year consistent with our expectations.

Financing revenue increased 6% due primarily to growth in our worldwide equipment leasing volumes and the favorable impact of foreign currency, which contributed 1%.

Support services revenue increased 23% due primarily to the acquisitions of Group 1 and Groupe MAG, which contributed 18%; the favorable impact of foreign currency, which contributed 2%; a larger population of international equipment maintenance agreements; and revenue from the hardware equipment services contracts of Standard Register Inc.

Business services revenue increased 15% due primarily to strong growth at our existing mail services sites and the acquisitions of International Mail Express, Inc. (IMEX) and Ancora Capital & Management Group LLC (Ancora), which contributed 7%, and the addition of two new sites in our IMEX business.

Capital Services revenue increased 13% due primarily to the consolidation of PBG which was reported on an equity basis through March 31, 2004.

Costs and expenses

Cost of sales decreased to 44.0% of related revenues in the first quarter of 2005 compared with 48.1% in the first quarter of 2004 primarily due to the increase in mix of higher margin software and supplies revenue and benefits from our transition to outsourcing of parts for digital equipment.

Cost of rentals was 21.0% of related revenues in the first quarter of 2005 compared with 20.7% in the first quarter of 2004.

Cost of support services decreased to 51.4% of related revenues in the first quarter of 2005 compared with 54.1% in the first quarter of 2004 primarily due to higher margin software support services revenue at Group 1, partially offset by the increase in mix of lower margin international support services revenue.

Cost of business services increased to 82.7% of related revenues in the first quarter of 2005 compared with 81.2% in the first quarter of 2004 primarily due to costs associated with our expansion into new sites in our mail services operations.

Selling, general and administrative expenses increased to 31.0% of revenue in the first quarter of 2005 compared with 30.8% in the first quarter of 2004 primarily due to the impact of strategic transactions, partially offset by our emphasis on controlling operating expenses and benefits from our transformation programs.

Research and development expenses increased 15% to $41.5 million in the first quarter of 2005 compared with $36.0 million in the first quarter of 2004 primarily due to research and development at Group 1. The increase also reflects our continued investment in developing new technologies and enhancing features for all our products.

Net interest expense increased to $46.8 million in the first quarter of 2005 from $41.4 million in the first quarter of 2004. The increase was due to higher average interest rates and borrowings during the first quarter of 2005 compared with the first quarter of 2004.

The effective tax rate for the first quarter of 2005 was 34.3% compared with 31.9% in the first quarter of 2004. The effective tax rates for the first quarter of 2005 and 2004 included tax (charges) benefits of (.3%) and .3%, respectively, from restructuring initiatives. The increase in the 2005 effective tax rate also reflects the impact of our strategy to cease originating large-ticket, structured, third party financing of non-core assets.

Charitable Contribution

During the first quarter of 2005, we contributed $10 million ($6 million after-tax) to the Pitney Bowes Literacy and Education Fund and the Pitney Bowes Involvement Fund.

Restructuring

In connection with our previously announced restructuring initiatives, we recorded a pre-tax restructuring (gain) charge of ($15.8) million and $15.0 million for the three months ended March 31, 2005 and 2004, respectively. We expect these restructuring initiatives to be substantially completed by the end of 2005 and currently estimate 2005 pre-tax restructuring charges to be in the range of $20 million to $40 million, net of the $30 million gain on the sale of our main plant manufacturing facility. As we continue to finalize our 2005 restructuring plans, the ultimate amount and timing of the restructuring charges may differ from our current estimates. The charges related to these restructuring initiatives will be recorded as the various initiatives take effect.

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

The pre-tax restructuring (gain) charges are composed of:

	Three Months Ended March 31,
(Dollars in millions)	2005	2004
Severance and benefit costs	$13.1	$12.8
Asset impairments	0.7	1.3
Other exit costs	0.6	0.9
Gain on sale of main plant	(30.2)	—

	$(15.8)	$15.0

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 2,500 employees worldwide from the inception of this plan through March 31, 2005 and expected future workforce reductions of approximately 800 employees. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 60% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments for the three months ended March 31, 2005 and 2004 relate primarily to the write-down of property, plant and equipment resulting from the closure or streamlining of certain facilities and systems. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities. During the three months ended March 31, 2005, we recorded a pre-tax gain of $30 million related to the sale of our main plant manufacturing facility in Connecticut.

Accrued restructuring charges at March 31, 2005 are composed of the following:

	Balance at		Cash		Ending balance
	January 1,	Restructuring	(payments)	Non-cash	at March 31,
(Dollars in millions)	2005	charges (gain)	receipts	charges	2005
Severance and benefit costs	$48.4	$13.1	$(19.3)	$—	$42.2
Asset impairments	—	0.7	—	(0.7)	—
Other exit costs	3.1	0.6	(2.0)	—	1.7
Gain on sale of main plant	—	(30.2)	30.2	—	—

	$51.5	$(15.8)	$8.9	$(0.7)	$43.9

Acquisitions

On March 24, 2005, we acquired Compulit for a net purchase price of $25 million in cash. Compulit is a leading provider of litigation support services to law firms and corporate clients. This acquisition expands our ability to provide a broader range of high value services for our legal vertical.

In December 2004, we acquired Groupe MAG for a net purchase price of $43 million in cash. Groupe MAG is a distributor of production mail equipment, software and services in France, Belgium and Luxembourg.

In November 2004, we acquired a substantial portion of the assets of Ancora for a net purchase price of $37 million in cash. Ancora is a provider of first class, standard letter and international mail processing and presort services with five operations in southern California, Pennsylvania and Maryland.

In July 2004, we acquired Group 1 for a net purchase price of $329 million in cash. Group 1 is an industry leader in software that enhances mailing efficiency, data quality and customer communications.

In May 2004, we acquired substantially all of the assets of IMEX for a net purchase price of $30 million in cash. IMEX consolidates letters and flat-sized mail headed to international addresses to reduce postage costs and expedite delivery.

We accounted for these acquisitions using the purchase method of accounting and accordingly, the operating results of these acquisitions have been included in our consolidated financial statements since the date of acquisition. These acquisitions did not materially impact net income for the three months ended March 31, 2005 or 2004, respectively.

During 2004, we also completed several smaller acquisitions, including additional sites for our mail services operations and some of our international dealerships. We also acquired the hardware equipment services business of Standard Register Inc. at the end of 2004. The cost of these acquisitions was in the aggregate less than $75 million. These acquisitions did not have a material impact on our financial results either individually or on an aggregate basis. These acquisitions are included in other investing activities in the Consolidated Statements of Cash Flows.

Liquidity and Capital Resources

Our ratio of current assets to current liabilities increased to .94 to 1 at March 31, 2005 compared with .82 to 1 at December 31, 2004. The increase in this ratio was due primarily to the exchange of short-term debt for long-term debt during the three months ended March 31, 2005.

The ratio of total debt to total debt and stockholders’ equity was 74.8% at March 31, 2005 compared with 75.5% at December 31, 2004. Including the preferred stockholders’ equity in a subsidiary company as debt, the ratio of total debt to total debt and stockholders’ equity was 76.2% at March 31, 2005 compared with 76.9% at December 31, 2004. The decrease in this ratio was driven primarily by net income and a decrease in debt, offset by stock repurchases and the payment of dividends.

First Quarter 2005 Cash Flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The increase in our deferred taxes and income taxes payable balances contributed $27 million to cash from operations, resulting from continued tax benefits from our internal financing and Capital Services leasing activities. The increase in deferred taxes in the first quarter of 2005 was lower than the prior year due to a $24 million Canadian tax payment (see Other Regulatory Matters). The decrease in our internal finance receivables balances increased cash from operations by $11 million driven by the seasonal decline in finance receivable balances. Other operating assets and liabilities reduced our cash from operations by $43 million primarily due to the timing of accounts payable and accrued liabilities payments.

Net cash used in investing activities consisted primarily of capital expenditures for digital meters and acquisitions, partially offset by cash generated from Capital Services asset sales and net proceeds from the sale of the main plant.

Net cash used in financing activities consisted primarily of dividends paid to stockholders, stock repurchases and net debt payments, partially offset by proceeds from issuance of stock.

First Quarter 2004 Cash Flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The increase in our deferred taxes and income taxes payable balances contributed $59 million to cash from operations, resulting from continued tax benefits from our internal financing and Capital Services leasing activities. The decrease in our internal finance receivables balances increased cash from operations by $33 million. Other operating assets and liabilities reduced our cash from operations by $11 million primarily due to the timing of accounts payable and accrued liabilities payments.

Net cash used in investing activities consisted primarily of capital expenditures and other investing activities, partially offset by cash generated from Capital Services asset sales.

Net cash used in financing activities consisted primarily of dividends paid to stockholders, stock repurchases and net debt payments, partially offset by proceeds from issuance of stock.

Financings and Capitalization

At March 31, 2005, $2.1 billion remained available under the shelf registration statement filed in February 2005 with the Securities and Exchange Commission (SEC), permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units. In addition, $5.8 million remained available under the shelf registration statement filed in October 2001 with the SEC, permitting issuances of up to $2 billion in debt securities, preferred stock and depositary shares.

In March 2005, we issued $400 million of unsecured fixed rate notes maturing in March 2015. These notes bear interest at an annual rate of 5.0% and pay interest semi-annually beginning September 2005. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, financing of acquisitions and the repurchase of company stock.

We believe our financing needs in the short and long-term can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and our existing commercial paper programs. In addition, we maintain a back-up credit facility for our commercial paper program.

Capital Expenditures

In the first quarter of 2005, capital expenditures included $37.0 million in net additions to property, plant and equipment and $42.6 million in net additions to rental equipment and related inventories compared with $43.5 million and $31.0 million, respectively, in the same period in 2004. The addition of rental equipment relates primarily to postage meters and increased over the prior year due to higher placements of our digital meters during the three months ended March 31, 2005.

We expect capital expenditures for the remainder of 2005 to be approximately the same as the prior year. These investments reflect our customers’ migration to digital meters.

Capital Services

Capital Services strategy

In December 2004, our Board of Directors approved a plan to pursue a sponsored spin-off of our Capital Services external financing business. The new entity will be an independent publicly traded company consisting of most of the assets in our Capital Services segment, including assets related to Imagistics International, Inc. On March 31, 2005, Pitney Bowes Credit Corporation (Spinco), a wholly-owned subsidiary of the company, entered into a Subscription Agreement with Cerberus Capital Management, L.P. through its investment vehicle, JCC Management LLC (Investor). Under the terms of the Subscription Agreement, the Investor is expected to invest in excess of $100 million for common and preferred stock representing up to 19.9% of the voting interest and up to 48% economic interest in the spun-off entity. The Subscription Agreement anticipates that Pitney Bowes stockholders will receive 80.1% of the common stock of the new public company in a tax-free distribution. At the time of the spin-off, Spinco will become a separate entity from the company and become a publicly traded company.

The transaction is not subject to a vote of Pitney Bowes shareholders. The transaction is expected to be completed by the end of 2005, subject to a favorable ruling from the Internal Revenue Service (IRS) that the transaction will be tax-free, regulatory review and other customary conditions.

We estimate that we will incur after-tax transaction costs of about $20 million to $35 million in connection with the spin-off. The majority of these costs will be incurred at the time of the spin-off. These costs are composed primarily of professional fees, taxes on asset transfers and lease contract termination fees.

In addition, in accordance with current accounting guidelines, at the time of spin-off we will be required to compare the book and fair market values of the assets and liabilities spun-off and record any resulting deficit as a charge in discontinued operations. We currently estimate this potential non-cash after-tax charge to be in the range of $150 million to $250 million. The ultimate amount of this charge, if any, will be determined by the fair market value of Spinco at the time of spin-off and the resolution of related tax liabilities.

The Subscription Agreement is attached as Exhibit 10 to this Form 10-Q.

Capital Services portfolio

Our investment in Capital Services lease related assets included in our Consolidated Balance Sheets is composed of the following:

	March 31,	December 31,
(Dollars in millions)	2005	2004
Leveraged leases	$1,551	$1,585
Finance receivables	579	633
Rental equipment	54	54

Total	$2,184	$2,272

The investment in leveraged leases included in our Consolidated Balance Sheets is diversified across the following types of assets:

	March 31,	December 31,
(Dollars in millions)	2005	2004
Locomotives and rail cars	$378	$382
Postal equipment	359	356
Commercial real estate	248	242
Commercial aircraft	235	275
Telecommunications	141	141
Rail and bus	133	133
Shipping and handling	57	56

Total leveraged leases	$1,551	$1,585

At March 31, 2005 and December 31, 2004, our leveraged lease investment in commercial real estate facilities included approximately $92 million, for both periods, related to leases of corporate facilities to four U.S. telecommunication entities, of which $77 million and $76 million, respectively, is with lessees that are highly rated. Additionally, our leveraged lease investment in telecommunications equipment represents leases to three highly rated international telecommunication entities. At March 31, 2005, substantially all of this portfolio is further secured by equity defeasance accounts or other third party credit arrangements.

At March 31, 2005, approximately 53% of our total leveraged lease portfolio is further secured by equity defeasance accounts or other third party credit arrangements. In addition, at March 31, 2005, approximately 20% of the remaining leveraged lease portfolio represents leases to highly rated government related organizations that have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Finance receivables are composed of the following:

(Dollars in millions)	March 31,	December 31,
	2005	2004
Large ticket single investor leases	$306	$350
Imagistics lease portfolio	273	283

Total	$579	$633

Investment in commercial passenger and cargo aircraft leasing transactions

At March 31, 2005 and December 31, 2004, our net investment in commercial passenger and cargo aircraft leasing transactions, net of related debt and minority interest, was $235 million and $276 million, respectively, which is composed of transactions with U.S. airlines of $23 million and $24 million, respectively, and foreign airlines of $212 million and $252 million, respectively. Our net investment in commercial passenger and cargo aircraft leasing portfolio is composed of investments in leveraged lease transactions, direct financing lease transactions and a portion of our investment in PBG. Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) our inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover our net investment; and/or (3) in the case of the leveraged lease portfolio, the default of an equity defeasance or other third party credit arrangements. At March 31, 2005, approximately 44% of our remaining net investment in commercial passenger and cargo aircraft leasing investments was further secured by approximately $102 million of equity defeasance accounts or third party credit arrangements.

During the first quarter of 2005, Japan Airlines exercised its early buy-out option. We received approximately $47 million from this transaction, reflecting the net investment at that time.

Beginning January 1, 2005, we resumed recognition of financing income on certain aircraft leases held through our investment in PBG.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Our ownership of the equity of PBG qualifies as a variable interest entity under FIN No. 46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. We adopted the provisions of FIN No. 46 effective March 31, 2004 and consolidated the assets and liabilities of PBG on March 31, 2004. Prior to March 31, 2004, we accounted for PBG under the equity method of accounting. PBG’s minority interest of $43 million and $41 million, respectively, is included in other noncurrent liabilities in the Consolidated

Balance Sheets at March 31, 2005 and December 31, 2004. The consolidation of PBG did not have a material impact on our results of operations or cash flows.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) to a sponsor of a postretirement health care plan that has concluded that prescription drug benefits available under the plan are actuarially equivalent and thus qualify for the subsidy under the Act. The provisions of FSP No. 106-2 were effective July 1, 2004. We concluded that the prescription drug benefits provided under our nonpension postretirement benefit plans are actuarially equivalent to the prescription drug benefits offered under Medicare Part D. The provisions of FSP No. 106-2 were adopted on a prospective basis on July 1, 2004.

In November 2004, Statement of Financial Accounting Standards (FAS) No. 151, “Inventory Costs,” was issued. FAS No. 151 amends and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provisions of FAS No. 151 are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of FAS No. 151.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The FSP provides guidance under FAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that companies are allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. We are currently evaluating the effects of the repatriation provision and do not expect to complete this evaluation until after Congress or the Treasury Department provides clarification on key elements of the repatriation provision. We do not expect the adoption of these provisions to have a material impact on our financial position, results of operations or cash flows.

In April 2005, the SEC approved a new rule delaying the effective date of FAS No. 123 (revised 2004), “Share-Based Payment,” to January 1, 2006. In light of this delay, we will adopt the provisions of FAS No. 123R when it becomes effective. We are currently evaluating the impact of adopting FAS No. 123R, which was issued in December 2004. FAS No. 123R supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. FAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. See Note 2 to the consolidated financial statements.

Regulatory Matters

There have been no significant changes to the regulatory matters disclosed in our 2004 Annual Report on Form 10-K.

Other Regulatory Matters

In December 2003, we received accepted closing agreements with the IRS showing income tax adjustments for the 1992 to 1994 tax years. The total additional tax for these years is approximately $5 million. Additional tax due for 1995 and future tax years in connection with these closing agreements will not materially affect our future results of operations, financial position or cash flows.

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

In addition, in 2005, the Canada Revenue Agency (CRA) issued an adjustment for the 1996 to 1999 tax years, relating to intercompany loan transactions. We paid approximately $24 million in the first quarter of 2005 and plan to protest the adjustment.

We vigorously disagree with the proposed adjustments and intend to aggressively contest these matters through applicable IRS, CRA and judicial procedures, as appropriate. We have provided for our best estimate of the probable tax liability for these matters and believe that our accruals for tax liabilities are adequate for all open years. However, if the taxing authority prevails, an unfavorable resolution of these matters could have a material effect on our results of operations.

In April 2005, we posted a $200 million tax bond with the IRS to mitigate IRS interest risk.

At any time, our provision for taxes could be affected by changes in tax law and interpretations by governments or courts.

Forward-Looking Statements

We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q, other reports or press releases or made by our management involve risks and uncertainties which may change based on various important factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are those which talk about the company’s or management’s current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by us or on our behalf include:

•	changes in international or national political conditions, including any terrorist attacks

•	negative developments in economic conditions, including adverse impacts on customer demand

•	changes in postal regulations

•	timely development and acceptance of new products

•	success in gaining product approval in new markets where regulatory approval is required

•	successful entry into new markets

•	mailers’ utilization of alternative means of communication or competitors’ products

•	the company’s success at managing customer credit risk, including risks associated with commercial passenger and cargo aircraft leasing transactions

•	the company’s success at managing costs associated with its strategy of outsourcing functions and operations not central to its business

•	changes in interest rates

•	foreign currency fluctuations

•	cost, timing and execution of the restructuring plan, including any potential asset impairments

•	regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions

•	impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents

•	third-party suppliers’ ability to provide product components

•	negative income tax adjustments for prior audit years and changes in tax laws or regulations

•	terms and timing of actions to reduce exposures and disposal of assets in our Capital Services segment, including the anticipated plan to spin-off the majority of the assets in this segment

•	continuing developments in the U.S. and foreign airline industry

•	changes in pension and retiree medical costs.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2004 regarding this matter.

Item 4: Controls and Procedures

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2005. In addition, no change in internal control over financial reporting occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

Part II — Other Information

Item 1: Legal Proceedings

There were no material changes to the legal proceedings disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2004 regarding this matter.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market.

In May 2004, the Board of Directors of Pitney Bowes authorized $300 million for repurchases of outstanding shares of our common stock in the open market during the subsequent 12 to 24 months. We repurchased 2.3 million shares in 2004 under this program for a total price of $100 million, leaving $200 million remaining for future repurchases under this program. We repurchased 1.4 million shares during the three months ended March 31, 2005 under this program for a total price of $64 million leaving $136 million remaining for future repurchases under this program.

Company Purchases of Equity Securities

The following table summarizes our share repurchase activity:

			Total number of	Approximate dollar value
	Total number	Average price	shares purchased as	of shares that may yet
	of shares	paid per	part of a publicly	be purchased under the
Period	purchased	share	announced plan	plan (in thousands)
January 2005	—	—	—	$200,002
February 2005	663,400	$46.50	663,400	$169,153
March 2005	718,800	$45.74	718,800	$136,277

	1,382,200		1,382,200

Item 6: Exhibits

Reg. S-K
Exhibits	Description
(3)(a)	Restated Certificate of Incorporation, as amended. Incorporated by reference to Exhibit (3a) to Form 10-K as filed with the Commission on March 30, 1993.

(3)(a.1)	Certificate of Amendment to the Restated Certificate of Incorporation (as amended May 29, 1996). Incorporated by reference to Exhibit (a.1) to Form 10-K as filed with the Commission on March 27, 1998.

(3)(b)	By-laws, as amended. Incorporated by reference to Exhibit (3b) to Form 10-K as filed with the Commission on April 1, 1996.

(3)(c)	By-laws, as amended. Incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on November 16, 1998.

(10)	Subscription Agreement by and between Pitney Bowes Credit Corporation and JCC Management LLC dated as of March 31, 2005

(12)	Computation of ratio of earnings to fixed charges

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

May 6, 2005

/s/ B. P. Nolop

B. P. Nolop
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ S. J. Green

S. J. Green
Vice President – Finance and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Reg. S-K
Exhibits	Description
(3)(a)	Restated Certificate of Incorporation, as amended. Incorporated by reference to Exhibit (3a) to Form 10-K as filed with the Commission on March 30, 1993.

(3)(a.1)	Certificate of Amendment to the Restated Certificate of Incorporation (as amended May 29, 1996). Incorporated by reference to Exhibit (a.1) to Form 10-K as filed with the Commission on March 27, 1998.

(3)(b)	By-laws, as amended. Incorporated by reference to Exhibit (3b) to Form 10-K as filed with the Commission on April 1, 1996.

(3)(c)	By-laws, as amended. Incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on November 16, 1998.

(10)	Subscription Agreement by and between Pitney Bowes Credit Corporation and JCC Management LLC dated as of March 31, 2005

(12)	Computation of ratio of earnings to fixed charges

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350