Form 10-Q
period 2005-06-30
PITNEY BOWES INC /DE/
filed 2005-08-08
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended June 30, 2005

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- EXCHANGE ACT OF 1934

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

Number of shares of common stock, $1 par value, outstanding as of July 22, 2005 is 228,856,583.

                                Pitney Bowes Inc.
                                      Index
                                -----------------
                                                                     Page Number
                                                                     -----------

Part I - Financial Information:

  Item 1: Financial Statements

    Consolidated Statements of Income (Unaudited) - Three and
        Six Months Ended June 30, 2005 and 2004.......................         3

    Consolidated Balance Sheets - June 30, 2005 (Unaudited)
        and December 31, 2004.........................................         4

    Consolidated Statements of Cash Flows (Unaudited) - Six
        Months Ended June 30, 2005 and 2004...........................         5

    Notes to Consolidated Financial Statements........................    6 - 16

  Item 2: Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............   17 - 26

  Item 3: Quantitative and Qualitative Disclosures about
            Market Risk...............................................        26

  Item 4: Controls and Procedures.....................................        26

Part II - Other Information:

  Item 1: Legal Proceedings...........................................        27

  Item 2: Unregistered Sales of Equity Securities
            and Use of Proceeds.......................................        27

  Item 4: Submission of Matters to a Vote of
            Security Holders..........................................        27

  Item 6: Exhibits....................................................        28

Signatures ...........................................................        29

                                                  Part I - Financial Information
                                                  ------------------------------
                                                       Pitney Bowes Inc.
Item 1: Financial Statements                   Consolidated Statements of Income
                                                          (Unaudited)
                                               ---------------------------------

(Dollars in thousands, except per share data)                    Three Months Ended June 30,           Six Months Ended June 30,
                                                              ---------------------------------     -------------------------------
                                                                        2005               2004              2005              2004
                                                              --------------     --------------     -------------     -------------
Revenue from:
   Sales..................................................    $      386,587     $      338,442     $     768,014     $     669,802
   Rentals................................................           205,494            200,635           407,135           402,073
   Financing..............................................           161,387            147,993           318,662           296,222
   Support services.......................................           197,297            159,946           392,231           318,359
   Business services......................................           368,529            307,576           717,632           610,367
   Capital Services.......................................            40,880             51,309            74,288            81,000
                                                              --------------     --------------     -------------     -------------
       Total revenue......................................         1,360,174          1,205,901         2,677,962         2,377,823
                                                              --------------     --------------     -------------     -------------

Costs and expenses:
   Cost of sales..........................................           171,289            151,918           339,066           311,293
   Cost of rentals........................................            43,969             43,077            86,286            84,777
   Cost of support services...............................           102,997             85,114           203,171           170,737
   Cost of business services..............................           299,297            252,690           588,139           498,582
   Cost of Capital Services...............................                 -             13,017                 -            13,017
   Selling, general and administrative....................           415,659            364,440           824,043           725,259
   Research and development...............................            40,295             38,930            81,844            74,934
   Restructuring..........................................            26,402             16,229            10,562            31,272
   Charitable contribution................................                 -                  -            10,000                 -
   Interest, net..........................................            50,414             42,538            97,230            83,983
                                                              --------------     --------------     -------------     -------------
       Total costs and expenses...........................         1,150,322          1,007,953         2,240,341         1,993,854
                                                              --------------     --------------     -------------     -------------

Income before income taxes................................           209,852            197,948           437,621           383,969
Provision for income taxes................................            70,821             63,230           148,986           122,657
                                                              --------------     --------------     -------------     -------------

Net income................................................    $      139,031     $      134,718     $     288,635     $     261,312
                                                              ==============     ==============     =============     =============

Basic earnings per share..................................    $          .61     $          .58     $        1.25     $        1.13
                                                              ==============     ==============     =============     =============

Diluted earnings per share................................    $          .60     $          .58     $        1.24     $        1.11
                                                              ==============     ==============     =============     =============

Dividends declared per share of common stock..............    $          .31     $         .305     $         .62     $         .61
                                                              ==============     ==============     =============     =============


                 See Notes to Consolidated Financial Statements

                                Pitney Bowes Inc.
                           Consolidated Balance Sheets
                           ---------------------------

                                                                                                    June 30,           December 31,
(Dollars in thousands, except share data)                                                               2005                   2004
                                                                                         -------------------    -------------------
                                                                                                 (Unaudited)
Assets
------
Current assets:
     Cash and cash equivalents.........................................................  $           276,884    $           316,217
     Short-term investments............................................................               72,836                  3,933
     Accounts receivable, less allowances:
         6/05, $50,977; 12/04, $50,254.................................................              617,066                567,772
     Finance receivables, less allowances:
         6/05, $66,837; 12/04, $71,001.................................................            1,342,058              1,400,593
     Inventories (Note 3)..............................................................              237,146                206,697
     Other current assets and prepayments..............................................              210,791                197,874
                                                                                         -------------------    -------------------
         Total current assets..........................................................            2,756,781              2,693,086

Property, plant and equipment, net (Note 4)............................................              633,991                644,495
Rental equipment and related inventories, net (Note 4).................................              481,852                475,905
Property leased under capital leases, net (Note 4).....................................                2,572                  3,081
Long-term finance receivables, less allowances:
     6/05, $86,360; 12/04, $102,074....................................................            1,803,482              1,820,733
Investment in leveraged leases.........................................................            1,558,000              1,585,030
Goodwill (Note 11).....................................................................            1,609,849              1,411,381
Intangible assets, net (Note 11).......................................................              409,112                323,737
Other assets...........................................................................              906,828                863,132
                                                                                         -------------------    -------------------

Total assets...........................................................................  $        10,162,467    $         9,820,580
                                                                                         ===================    ===================
Liabilities and stockholders' equity
------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities..........................................  $         1,478,953    $         1,475,107
     Income taxes payable..............................................................              116,290                218,605
     Notes payable and current portion of
         long-term obligations.........................................................            1,459,078              1,178,946
     Advance billings..................................................................              483,344                421,819
                                                                                         -------------------    -------------------
         Total current liabilities.....................................................            3,537,665              3,294,477

Deferred taxes on income...............................................................            1,750,902              1,771,825
Long-term debt (Note 5)................................................................            2,881,637              2,798,894
Other noncurrent liabilities...........................................................              347,233                355,303
                                                                                         -------------------    -------------------
         Total liabilities.............................................................            8,517,437              8,220,499
                                                                                         -------------------    -------------------

Preferred stockholders' equity in a subsidiary company.................................              310,000                310,000

Stockholders' equity:
     Cumulative preferred stock, $50 par
         value, 4% convertible.........................................................                   17                     19
     Cumulative preference stock, no par
         value, $2.12 convertible......................................................                1,173                  1,252
     Common stock, $1 par value........................................................              323,338                323,338
     Retained earnings.................................................................            4,381,273              4,243,404
     Accumulated other comprehensive income (Note 8)...................................              123,156                135,526
     Treasury stock, at cost...........................................................           (3,493,927)            (3,413,458)
                                                                                         -------------------    -------------------
         Total stockholders' equity....................................................            1,335,030              1,290,081
                                                                                         -------------------    -------------------

 Total liabilities and stockholders' equity............................................  $        10,162,467    $         9,820,580
                                                                                         ===================    ===================

                 See Notes to Consolidated Financial Statements

                                Pitney Bowes Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                      -------------------------------------

(Dollars in thousands)                                                                            Six Months Ended June 30,
                                                                                          -----------------------------------------
                                                                                                        2005                   2004
                                                                                          ------------------     ------------------
Cash flows from operating activities:
    Net income.........................................................................   $          288,635     $          261,312
    Nonrecurring charges, net of taxes.................................................               13,766                 20,015
    Nonrecurring payments..............................................................              (44,526)               (30,164)
    Bond posted with the Internal Revenue Service......................................             (200,000)                     -
    Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization.................................................              164,621                148,744
         Change in assets and liabilities, net
          of effects of acquisitions:
             Accounts receivable.......................................................              (40,132)                (8,327)
             Net investment in internal finance receivables............................               (4,290)                45,910
             Inventories...............................................................              (23,526)                 2,865
             Other current assets and prepayments......................................               (4,944)                  (967)
             Accounts payable and accrued liabilities..................................              (28,713)               (25,253)
             Deferred taxes on income and income taxes payable.........................               54,193                 92,770
             Advanced billings.........................................................               44,697                 12,245
             Other, net................................................................               (5,672)                (5,188)
                                                                                          ------------------     ------------------
             Net cash provided by operating activities.................................              214,109                513,962
                                                                                          ------------------     ------------------
Cash flows from investing activities:
    Capital expenditures...............................................................             (147,680)              (146,847)
    Investments........................................................................              (56,532)                (1,998)
    Net proceeds from sale of main plant...............................................               30,238                      -
    Net investment in Capital Services.................................................               90,618                 21,303
    Reserve account deposits...........................................................               (9,200)                10,754
    Acquisitions, net of cash acquired.................................................             (276,864)               (47,200)
                                                                                          ------------------     ------------------
             Net cash used in investing activities.....................................             (369,420)              (163,988)
                                                                                          ------------------     ------------------
Cash flows from financing activities:
    Increase in notes payable, net.....................................................              610,469                190,690
    Proceeds from long-term obligations................................................              399,998                  2,222
    Principal payments on long-term obligations........................................             (655,410)              (314,236)
    Proceeds from issuance of stock....................................................               53,253                 43,018
    Stock repurchases..................................................................             (148,848)              (135,000)
    Dividends paid.....................................................................             (142,835)              (141,482)
                                                                                          ------------------     ------------------
             Net cash provided by (used in) financing activities.......................              116,627               (354,788)
                                                                                          ------------------     ------------------
Effect of exchange rate changes on cash................................................                 (649)                 2,664
                                                                                          ------------------     ------------------
Decrease in cash and cash equivalents..................................................              (39,333)                (2,150)
Cash from consolidation of PBG Capital Partners LLC....................................                    -                 36,620
Cash and cash equivalents at beginning of period.......................................              316,217                293,812
                                                                                          ------------------     ------------------
Cash and cash equivalents at end of period.............................................   $          276,884     $          328,282
                                                                                          ==================     ==================

Interest paid..........................................................................   $           92,587     $           86,766
                                                                                          ==================     ==================

Income taxes paid, net.................................................................   $           93,878     $           43,151
                                                                                          ==================     ==================

                 See Notes to Consolidated Financial Statements

                                Pitney Bowes Inc.
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

Note 1:  Description of Business and Principles of Consolidation
----------------------------------------------------------------

Pitney Bowes is a provider of leading edge, global, integrated mail and document management solutions for organizations of all sizes. Pitney Bowes Inc. and all of its subsidiaries (the company) operate in the following groups of segments:
Global Mailstream Solutions, Global Business Services and Capital Services. The company operates both inside and outside the United States. See Note 7 to the consolidated financial statements for financial information concerning revenue and earnings before interest and taxes (EBIT) by segment.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at June 30, 2005, the results of its operations for the three and six months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004 have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2005. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 2004 Annual Report to Stockholders on Form 10-K. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

Note 2:  New Accounting Pronouncements
--------------------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The company's ownership of the equity of PBG Capital Partners LLC (PBG) qualifies as a variable interest entity under FIN No.
46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. The company adopted the provisions of FIN No. 46 effective March 31, 2004 and consolidated the assets and liabilities of PBG on March 31, 2004. Prior to March 31, 2004, the company accounted for PBG under the equity method of accounting. PBG's minority interest of $51 million and $41 million, respectively, is included in other noncurrent liabilities in the Consolidated Balance Sheets at June 30, 2005 and December 31, 2004. The consolidation of PBG did not have a material impact on the company's results of operations or cash flows.

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

In November 2004, Statement of Financial Accounting Standards (FAS) No. 151, "Inventory Costs," was issued. FAS No. 151 amends and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provisions of FAS No. 151 are effective for fiscal years beginning after June 15, 2005. The company is currently evaluating the provisions of FAS No. 151.

In December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The FSP provides guidance under FAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that companies are allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. The company is currently evaluating the effects of the repatriation provision and does not expect to complete this evaluation until after Congress or the Treasury Department provides clarification on key elements of the repatriation provision. The company does not expect the adoption of these provisions to have a material impact on its financial position, results of operations or cash flows.

Accounting for stock-based compensation

In April 2005, the Securities and Exchange Commission (SEC) approved a new rule delaying the effective date of FAS No. 123 (revised 2004), "Share-Based Payment," to January 1, 2006. In light of this delay, the company will adopt the provisions of FAS No. 123R when it becomes effective. FAS No. 123R supercedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. FAS No. 123R requires compensation cost to be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. The company currently uses the nominal vesting period approach to determine the pro forma stock based compensation expense for all awards. FAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. The company is currently evaluating the impact of adopting FAS No. 123R, which was issued in December 2004.

The company adopted the disclosure-only provisions of FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends FAS No. 123 and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation.

The company applies APB No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense has been recognized for its U.S. and U.K. Stock Option Plans (ESP) or its U.S. and U.K. Employee Stock Purchase Plans (ESPP), except for the compensation expense recorded for its performance-based awards under the ESP and the Directors' Stock Plan.

If the company had elected to recognize compensation expense based on the fair value method as prescribed by FAS No. 123, net income and earnings per share for the three and six months ended June 30, 2005 and 2004 would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share data)                   Three Months Ended June 30,            Six Months Ended June 30,
                                                               ------------------------------       -------------------------------
                                                                       2005              2004                 2005             2004
                                                               -------------    -------------       --------------    -------------
Net Income
 As reported.............................................      $     139,031    $     134,718       $      288,635    $     261,312
 Deduct: Stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects............................................             (3,826)          (4,304)              (7,892)          (8,594)
                                                               -------------    -------------       --------------    -------------
 Pro forma...............................................      $     135,205    $     130,414       $      280,743    $     252,718
                                                               =============    =============       ==============    =============
Basic earnings per share
 As reported.............................................      $         .61    $         .58       $         1.25    $        1.13
 Pro forma...............................................      $         .59    $         .56       $         1.22    $        1.09

Diluted earnings per share
 As reported.............................................      $         .60    $         .58       $         1.24    $        1.11
 Pro forma...............................................      $         .58    $         .56       $         1.21    $        1.08

The fair value of each stock option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

                                                                Three and Six Months Ended
                                                                           June 30,
                                                               ------------------------------
                                                                        2005             2004
                                                               -------------    -------------

Expected dividend yield..................................               2.8%             3.0%
Expected stock price volatility..........................                19%              24%
Risk-free interest rate..................................               3.5%               3%
Expected life (years)....................................                 5                5

Note 3:  Inventories
--------------------

Inventories are composed of the following:

(Dollars in thousands)                                  June 30,          December 31,
                                                            2005                  2004
                                                 ---------------       ---------------

Raw materials and work in process..............  $        91,512       $        75,508
Supplies and service parts.....................           69,425                67,666
Finished products..............................           76,209                63,523
                                                 ---------------       ---------------
Total..........................................  $       237,146       $       206,697
                                                 ===============       ===============

If all inventories valued at last-in, first-out had been stated at current costs, inventories would have been $25.6 million and $20.2 million higher than reported at June 30, 2005 and December 31, 2004, respectively.

Note 4:  Fixed Assets
---------------------

Fixed assets are composed of the following:

(Dollars in thousands)                                  June 30,          December 31,
                                                            2005                  2004
                                                 ---------------       ---------------

Property, plant and equipment..................  $     1,844,532       $     1,756,480
Accumulated depreciation.......................       (1,210,541)           (1,111,985)
                                                 ---------------       ---------------
Property, plant and equipment, net.............  $       633,991       $       644,495
                                                 ===============       ===============

Rental equipment and related inventories.......  $     1,151,448       $     1,150,931
Accumulated depreciation.......................         (669,596)             (675,026)
                                                 ---------------       ---------------
Rental equipment and related inventories, net..  $       481,852       $       475,905
                                                 ===============       ===============

Property leased under capital leases...........  $         7,863       $         8,662
Accumulated amortization.......................           (5,291)               (5,581)
                                                 ---------------       ---------------
Property leased under capital leases, net......  $         2,572       $         3,081
                                                 ===============       ===============

Depreciation expense was $142.8 million and $135.9 million for the six months ended June 30, 2005 and 2004, respectively.

Note 5:  Debt
-------------

On July 13, 2005, the company issued $500 million of unsecured fixed rate notes maturing in January 2016. These notes bear interest at an annual rate of 4.75% and pay interest semi-annually beginning January 2006. The proceeds from these notes will be used for general corporate purposes, including the repayment of commercial paper, the financing of acquisitions and the repurchase of company stock.

On June 30, 2005, $2.1 billion remained available under the shelf registration statement filed in February 2005 with the SEC, permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

In March 2005, the company issued $400 million of unsecured fixed rate notes maturing in March 2015. These notes bear interest at an annual rate of 5.0% and pay interest semi-annually beginning September 2005. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, financing of acquisitions and the repurchase of company stock.

Note 6:  Earnings Per Share
---------------------------

A reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 2005 and 2004 is as follows (in thousands, except per share data):

                                                                     2005                                       2004
                                                    -------------------------------------      -------------------------------------
                                                                                      Per                                        Per
                                                         Income       Shares        Share           Income       Shares        Share
                                                    -----------  -----------  -----------      -----------  -----------  -----------

Net income....................................      $   139,031                                $   134,718
Less:
  Preferred stock dividends...................               (1)                                         -
  Preference stock dividends..................              (23)                                       (25)
                                                    -----------  -----------  -----------      -----------  -----------  -----------
Basic earnings per share......................      $   139,007      229,642         $.61      $   134,693      230,942         $.58
                                                    ===========  ===========  ===========      ===========  ===========  ===========
Effect of dilutive securities:
  Preferred stock.............................                1            8                             -           9
  Preference stock............................               23          739                            25         782
  Stock options...............................                         2,017                                     2,214
  Other.......................................                            94                                       176
                                                    -----------  -----------  -----------      -----------  -----------  -----------
Diluted earnings per share....................      $   139,031      232,500         $.60      $   134,718      234,123         $.58
                                                    ===========  ===========  ===========      ===========  ===========  ===========

A reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2005 and 2004 is as follows (in thousands, except per share data):

                                                                     2005                                       2004
                                                    -------------------------------------      -------------------------------------
                                                                                      Per                                        Per
                                                         Income       Shares        Share           Income       Shares        Share
                                                    -----------  -----------  -----------      -----------  -----------  -----------

Net income....................................      $   288,635                                $   261,312
Less:
  Preferred stock dividends...................               (1)                                         -
  Preference stock dividends..................              (47)                                       (50)
                                                    -----------  -----------  -----------      -----------  -----------  -----------
Basic earnings per share......................      $   288,587      229,983        $1.25      $   261,262      231,505        $1.13
                                                    ===========  ===========  ===========      ===========  ===========  ===========
Effect of dilutive securities:
  Preferred stock.............................                1            8                             -            9
  Preference stock............................               47          750                            50          789
  Stock options...............................                         2,137                                      2,059
  Other.......................................                           116                                        159
                                                    -----------  -----------  -----------      -----------  -----------  -----------
Diluted earnings per share....................      $   288,635      232,994        $1.24      $   261,312      234,521        $1.11
                                                    ===========  ===========  ===========      ===========  ===========  ===========

In accordance with FAS No. 128, "Earnings per Share," 1.3 million and 1.4 million common stock equivalent shares for the three months ended June 30, 2005 and 2004, respectively, and 1.2 million and 1.7 million common stock equivalent shares for the six months ended June 30, 2005 and 2004, respectively, issuable upon the exercise of stock options were excluded from the computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was antidilutive.

Note 7:  Business Segment Information
-------------------------------------

In light of the company's recent organizational realignment, effective January 1, 2005, the company revised its segments to reflect its product-based businesses separately from its service-based businesses. Prior year amounts have been reclassified to conform with the current year presentation. The Global Mailstream Solutions group of segments includes worldwide revenue and related expenses from the sale, rental and financing of Document Messaging Technology's
(DMT) production mail and inserting equipment for large enterprises, mail finishing, mail creation and shipping equipment, related supplies and maintenance services, mailing and customer communication software and postal payment solutions. The Global Business Services group of segments includes worldwide revenue and related expenses from facilities management contracts, reprographics, document management, and other value-added services to key vertical markets, and mail services operations, which include presort mail services, international outbound mail services and direct mail marketing services. The Capital Services segment includes financing of third-party equipment.

Revenue and EBIT by business segment for the three and six months ended June 30, 2005 and 2004 were as follows:

(Dollars in thousands)                                        Three Months Ended June 30,             Six Months Ended June 30,
                                                         -------------------------------------    ---------------------------------
                                                                      2005                2004               2005              2004
                                                         -----------------   -----------------    ---------------   ---------------

Revenue:
  Inside the U.S. - Mailing.........................     $         567,310   $         542,183    $     1,120,010   $     1,076,572
                  - DMT.............................                96,847              69,826            187,965           133,747
  Outside the U.S...................................               286,608             235,007            578,067           476,137
                                                         -----------------   -----------------    ---------------   ---------------
  Global Mailstream Solutions (1)...................               950,765             847,016          1,886,042         1,686,456

  Global Management Services........................               275,568             267,440            543,473           534,223
  Mail Services.....................................                92,961              40,136            174,159            76,144
                                                         -----------------   -----------------    ---------------   ---------------
  Global Business Services..........................               368,529             307,576            717,632           610,367

  Capital Services..................................                40,880              51,309             74,288            81,000
                                                         -----------------   -----------------    ---------------   ---------------
Total revenue.......................................     $       1,360,174   $       1,205,901    $     2,677,962   $     2,377,823
                                                         =================   =================    ===============   ===============

EBIT: (2)
  Inside the U.S. - Mailing.........................     $         223,860   $         214,086    $       441,439   $       421,310
                  - DMT.............................                12,369               7,379             16,307            10,019
  Outside the U.S...................................                48,581              39,697            100,746            77,908
                                                         -----------------   -----------------    ---------------   ---------------
  Global Mailstream Solutions.......................               284,810             261,162            558,492           509,237

  Global Management Services........................                18,775              13,883             33,585            26,203
  Mail Services.....................................                 4,358               1,946              7,776             5,453
                                                         -----------------   -----------------    ---------------   ---------------
  Global Business Services..........................                23,133              15,829             41,361            31,656

  Capital Services..................................                26,024              26,535             45,528            47,717
                                                         -----------------   -----------------    ---------------   ---------------
Total EBIT..........................................               333,967             303,526            645,381           588,610

Unallocated amounts:
  Interest, net.....................................               (50,414)            (42,538)           (97,230)          (83,983)
  Corporate expense.................................               (47,299)            (46,811)           (89,968)          (89,386)
  Charitable contribution...........................                     -                   -            (10,000)                -
  Restructuring.....................................               (26,402)            (16,229)           (10,562)          (31,272)
                                                         -----------------   -----------------    ---------------   ---------------

Income before income taxes..........................     $         209,852   $         197,948    $       437,621   $       383,969
                                                         =================   =================    ===============   ===============

(1) Financing revenue reported in the Consolidated Statements of Income is included in Global Mailstream Solutions.

(2) EBIT excludes general corporate expenses.

Note 8:  Comprehensive Income
-----------------------------

Comprehensive income for the three and six months ended June 30, 2005 and 2004 was as follows:

(Dollars in thousands)                                        Three Months Ended June 30,             Six Months Ended June 30,
                                                         -------------------------------------    ---------------------------------
                                                                      2005                2004               2005              2004
                                                         -----------------   -----------------    ---------------   ---------------

Net income..........................................     $         139,031   $         134,718    $       288,635   $       261,312
Other comprehensive (loss) income,
    net of tax:
    Foreign currency translation
       adjustments..................................                (1,507)            (61,345)           (15,829)           20,879
    Net unrealized gain (loss) on
       derivative instruments.......................                 3,123               5,201              3,459              (354)
                                                         -----------------   -----------------    ---------------   ---------------
 Comprehensive income...............................     $         140,647   $          78,574    $       276,265   $       281,837
                                                         =================   =================    ===============   ===============

Note 9:  Restructuring Charges
------------------------------

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

In connection with our previously announced restructuring initiatives, the company recorded pre-tax restructuring charges of $26.4 million and $16.2 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, pre-tax restructuring charges were $10.6 million and $31.3 million, respectively.

The pre-tax restructuring charges are composed of:


(Dollars in millions)                                         Three Months Ended June 30,             Six Months Ended June 30,
                                                         -------------------------------------    ---------------------------------
                                                                      2005                2004               2005              2004
                                                         -----------------   -----------------    ---------------   ---------------
Severance and benefit costs......................        $            24.7   $             5.2    $          37.8   $          18.1
Asset impairments................................                      0.3                 8.1                1.0               9.4
Other exit costs.................................                      1.4                 2.9                2.0               3.8
Gain on sale of main plant.......................                        -                   -              (30.2)                -
                                                         -----------------   -----------------    ---------------   ---------------
  Total..........................................        $            26.4   $            16.2    $          10.6   $          31.3
                                                         =================   =================    ===============   ===============

All restructuring charges, except for asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 2,600 employees worldwide from the inception of this plan through June 30, 2005 and expected future workforce reductions of approximately 1,000 employees. The workforce reductions relate to actions across several of the company's businesses resulting from infrastructure and process improvements and its continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 60% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments relate primarily to the write-down of property, plant and equipment resulting from the closure or streamlining of certain facilities and systems. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities. During the three months ended March 31, 2005, the company recorded a pre-tax gain of $30.2 million related to the sale of its main plant manufacturing facility in Connecticut.

Accrued restructuring charges at June 30, 2005 are composed of the following:

(Dollars in millions)                      Balance at                                  Cash                          Ending balance
                                           January 1,      Restructuring          (payments)          Non-cash          at June 30,
                                                 2005      charges (gain)          receipts            charges                 2005
                                      ---------------    ---------------    ---------------    ---------------    -----------------
Severance and
 benefit costs...................     $          48.4    $          37.8    $         (31.3)   $             -    $            54.9
Asset impairments................                   -                1.0                  -               (1.0)                   -
Other exit costs.................                 3.1                2.0               (3.2)                 -                  1.9
Gain on sale of
 main plant......................                   -              (30.2)              30.2                  -                    -
                                      ---------------    ---------------    ---------------    ---------------    -----------------
                                      $          51.5    $          10.6    $          (4.3)   $          (1.0)   $            56.8
                                      ===============    ===============    ===============    ===============    =================

Note 10:  Acquisitions
----------------------

On June 30, 2005, the company completed the acquisition of Danka Canada Inc. (Danka), a subsidiary of Danka Business Systems PLC, for a net purchase price of $14 million in cash. Danka is a leading provider of office systems services, supplies and equipment in Canada. This acquisition strengthens the company's Canadian operations by enhancing its geographic coverage and extending its offerings. The goodwill was assigned to Outside the U.S. in the Global Mailstream Solutions group of segments.

On May 26, 2005, the company completed the acquisition of Imagitas, Inc. (Imagitas) for a net purchase price of $230 million in cash, net of unrestricted cash. Imagitas is a marketing services company that specializes in using mail to help companies connect with hard to reach consumers. This acquisition expands the company's presence in the mailstream and adds to the array of valuable services that it currently delivers to its customers. The goodwill was assigned to Mail Services in the Global Business Services group of segments.

On March 24, 2005, the company completed the acquisition of Compulit, Inc. (Compulit) for a net purchase price of $25 million in cash. Compulit is a leading provider of litigation support services to law firms and corporate clients. This acquisition expands the company's ability to provide a broader range of high value services to its legal vertical. The goodwill was assigned to Global Management Services in the Global Business Services group of segments.

On December 16, 2004, the company completed the acquisition of Groupe MAG for a net purchase price of $43 million in cash. Groupe MAG is a distributor of production mail equipment, software and services in France, Belgium and Luxembourg. This acquisition extended the company's distribution capabilities internationally. The goodwill was assigned to Outside the U.S. in the Global Mailstream Solutions group of segments.

On November 1, 2004, the company completed the acquisition of a substantial portion of the assets of Ancora Capital & Management Group LLC (Ancora) for a net purchase price of $37 million in cash. Ancora is a provider of first class, standard letter and international mail processing and presort services with five operations in southern California, Pennsylvania and Maryland. This acquisition expanded the company's mail services operations. The goodwill was assigned to Mail Services in the Global Business Services group of segments.

On July 20, 2004, the company completed the acquisition of Group 1 Software, Inc. (Group 1) for a net purchase price of $329 million in cash. Group 1 is an industry leader in software that enhances mailing efficiency, data quality and customer communications. The goodwill was assigned to Inside the U.S. - DMT and Outside the U.S. in the Global Mailstream Solutions group of segments.

On May 21, 2004, the company completed the acquisition of substantially all of the assets of International Mail Express, Inc. (IMEX) for a net purchase price of $30 million in cash. IMEX consolidates letters and flat-sized mail headed to international addresses to reduce postage costs and expedite delivery. This acquisition expanded the company's mail services operations. The goodwill was assigned to Mail Services in the Global Business Services group of segments.

The following table summarizes selected financial data for these acquisitions:

(Dollars in thousands)                                                           Groupe
                                           Danka     Imagitas     Compulit          MAG       Ancora      Group 1         IMEX
                                     -----------  -----------  -----------  -----------  -----------  -----------  -----------
Purchase price allocation
Intangible assets..................  $     4,203  $   101,427  $     2,797  $    10,356  $    13,923  $    82,067  $     9,600
Goodwill...........................        8,358      170,442       18,062       27,127       20,791      293,593       20,180
Other, net.........................        1,439      (41,869)       4,141        5,775        2,248      (46,539)         347
                                     -----------  -----------  -----------  -----------  -----------  -----------  -----------
 Purchase price....................  $    14,000  $   230,000  $    25,000  $    43,258  $    36,962  $   329,121  $    30,127
                                     ===========  ===========  ===========  ===========  ===========  ===========  ===========

Intangible assets
Customer relationships.............  $     3,327  $    24,630  $     2,366  $    10,356  $    13,923  $    32,267  $     8,100
Supplier relationships (1).........            -       68,797            -            -            -            -            -
Mailing software
 and technology....................            -        4,100            -            -            -       43,600          900
Trademarks and trade
 names.............................          876        3,900          431            -            -        6,200          600
                                     -----------  -----------  -----------  -----------  -----------  -----------  -----------
 Total intangible assets...........  $     4,203  $   101,427  $     2,797  $    10,356  $    13,923  $    82,067  $     9,600
                                     ===========  ===========  ===========  ===========  ===========  ===========  ===========

Intangible assets amortization
 period
Customer relationships.............     15 years      5 years      4 years     15 years     15 years     15 years     15 years
Supplier relationships (1).........            -            -            -            -            -            -            -
Mailing software
 and technology....................            -      5 years            -            -            -      9 years      5 years
Trademarks and trade
 names.............................      4 years      5 years      5 years            -            -      9 years      2 years
                                     -----------  -----------  -----------  -----------  -----------  -----------  -----------
 Total weighted average............     13 years      5 years      4 years     15 years     15 years     12 years     13 years
                                     ===========  ===========  ===========  ===========  ===========  ===========  ===========

(1) Based on the preliminary valuation of the assets acquired and liabilities assumed for its recent acquisition of Imagitas, the company has allocated approximately $69 million to certain supplier relationships. The company is continuing to evaluate this allocation as well as the appropriate amortization period, if any, for these supplier relationships. The company expects to finalize this allocation by year-end.

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for all of these acquisitions. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition.

Consolidated impact of acquisitions

The consolidated financial statements include the results of operations of the acquired businesses from their respective dates of acquisition. These acquisitions increased the company's earnings, but including related financing costs, did not materially impact earnings either on a per share or aggregate basis.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Danka, Imagitas, Compulit, Groupe MAG, Ancora, Group 1 and IMEX had occurred on January 1, 2004:

(Dollars in thousands)                                   Three Months Ended June 30,                Six Months Ended June 30,
                                                   ---------------------------------------    -------------------------------------
                                                                 2005                 2004                 2005                2004
                                                   ------------------   ------------------    -----------------   -----------------
Total revenue.................................     $        1,378,924   $        1,298,776    $       2,724,587   $       2,567,573

The pro forma consolidated results do not purport to be indicative of actual results that would have occurred had the acquisitions been completed on January 1, 2004, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma earning results of these acquisitions were not material to earnings on either a per share or an aggregate basis.

During 2005 and 2004, the company also completed several smaller acquisitions, including additional sites for its mail services operations and some of its international dealerships. The company also acquired the hardware equipment services business of Standard Register Inc. at the end of 2004. The cost of these acquisitions was in the aggregate less than $75 million in each year. These acquisitions did not have a material impact on the company's financial results either individually or on an aggregate basis.

Note 11:  Intangible Assets and Goodwill
----------------------------------------

Intangible assets are composed of the following:

(Dollars in thousands)                                          June 30, 2005                           December 31, 2004
                                                   ---------------------------------------    -------------------------------------
                                                                Gross                                     Gross
                                                             Carrying          Accumulated             Carrying         Accumulated
                                                               Amount         Amortization               Amount        Amortization
                                                   ------------------   ------------------    -----------------   -----------------
Customer relationships........................     $          280,988   $           42,984    $         255,512   $          33,168
Supplier relationships (1)....................                 68,797                  660                    -                   -
Mailing software and technology...............                115,057               25,772              111,876              20,730
Trademarks and trade names....................                 20,934                8,043               15,897               6,685
Non-compete agreements........................                  3,970                3,175                3,922               2,887
                                                   ------------------   ------------------    -----------------   -----------------
                                                   $          489,746   $           80,634    $         387,207   $          63,470
                                                   ==================   ==================    =================   =================

Intangible assets acquired during the six months ended June 30, 2005 are as follows:

(Dollars in thousands)                                   Amortization          Acquisition
                                                               Period                 Cost
                                                   ------------------   ------------------
Customer relationships........................                6 years   $           31,196
Supplier relationships (1)....................                      -               68,797
Mailing software and technology...............                5 years                4,100
Trademarks and trade names....................                5 years                5,207
Non-compete agreements........................                5 years                   87
                                                   ------------------   ------------------
                                                              6 years   $          109,387
                                                                        ==================

(1) Based on the preliminary valuation of the assets acquired and liabilities assumed for its recent acquisition of Imagitas, the company has allocated approximately $69 million to certain supplier relationships. The company is continuing to evaluate this allocation as well as the appropriate amortization period, if any, for these supplier relationships. The company expects to finalize this allocation by year-end.

Amortization expense for intangible assets for the three months ended June 30, 2005 and 2004 was $10.0 million and $5.0 million, respectively. Amortization expense for intangible assets for the six months ended June 30, 2005 and 2004 was $18.0 million and $10.0 million, respectively. Estimated intangible assets amortization expense for 2005 and the next five years is as follows:

(Dollars in thousands)
For the year ending 12/31/05.................      $           39,100
For the year ending 12/31/06.................      $           41,200
For the year ending 12/31/07.................      $           39,200
For the year ending 12/31/08.................      $           38,000
For the year ending 12/31/09.................      $           36,600
For the year ending 12/31/10.................      $           30,300

Changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2005 are as follows:

(Dollars in thousands)                                    Balance at            Acquired                                 Balance at
                                                          January 1,          during the                                   June 30,
                                                                2005              period                  Other                2005
                                                   -----------------    ----------------      -----------------    ----------------
Inside the U.S. -Mailing.....................      $          63,259    $              -      $           2,347    $         65,606
                -DMT.........................                291,686                   -                  1,026             292,712
Outside the United States....................                423,536               8,358                 (8,709)            423,185
                                                   -----------------    ----------------      -----------------    ----------------
Global Mailstream Solutions..................                778,481               8,358                 (5,336)            781,503

Global Management Services...................                427,574              18,062                 (2,590)            443,046
Mail Services................................                205,326             175,850                  4,124             385,300
                                                   -----------------    ----------------      -----------------    ----------------
Global Business Services.....................                632,900             193,912                  1,534             828,346

Capital Services.............................                      -                   -                      -                   -
                                                   -----------------    ----------------      -----------------    ----------------
Total........................................      $       1,411,381    $        202,270      $          (3,802)   $      1,609,849
                                                   =================    ================      =================    ================

"Other" includes the impact of post closing acquisition and foreign currency translation adjustments.

Note 12:  Retirement Plans and Nonpension Postretirement Benefits
-----------------------------------------------------------------

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended June 30, 2005 and 2004 are as follows:

(Dollars in thousands)                                         United States                                 Foreign
                                                   -------------------------------------      -------------------------------------
                                                        Three Months Ended June 30,                Three Months Ended June 30,
                                                   -------------------------------------      -------------------------------------
                                                                2005                2004                   2005                2004
                                                   -----------------    ----------------      -----------------    ----------------
Service cost.................................      $           8,536    $          8,314      $           2,536    $          2,736
Interest cost................................                 22,845              22,194                  5,346               6,335
Expected return on plan assets...............                (32,090)            (31,771)                (6,771)             (7,630)
Amortization of transition cost..............                      -                   -                   (146)               (128)
Amortization of prior service cost...........                   (723)               (678)                   142                 165
Amortization of net loss.....................                  6,157               2,947                  2,642               2,020
                                                   -----------------    ----------------      -----------------    ----------------
Net periodic benefit cost.....................     $           4,725    $          1,006      $           3,749    $          3,498
                                                   =================    ================      =================    ================

The components of net periodic benefit cost for defined benefit pension plans for the six months ended June 30, 2005 and 2004 are as follows:

(Dollars in thousands)                                         United States                                 Foreign
                                                   -------------------------------------      -------------------------------------
                                                         Six Months Ended June 30,                  Six Months Ended June 30,
                                                   -------------------------------------      -------------------------------------
                                                                2005                2004                   2005                2004
                                                   -----------------    ----------------      -----------------    ----------------
Service cost.................................      $          17,072    $         16,627      $           5,150    $          5,082
Interest cost................................                 45,690              44,387                 10,789              11,575
Expected return on plan assets...............                (64,180)            (63,547)               (13,592)            (13,914)
Amortization of transition cost..............                      -                   -                   (292)               (262)
Amortization of prior service cost...........                 (1,446)             (1,356)                   283                 303
Amortization of net loss.....................                 12,314               5,894                  5,271               3,638
                                                   -----------------    ----------------      -----------------    ----------------
Net periodic benefit cost....................      $           9,450    $          2,005      $           7,609    $          6,422
                                                   =================    ================      =================    ================

The company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects to contribute up to $5 million and up to $10 million, respectively, to its U.S. and foreign pension plans during 2005. At June 30, 2005, $2.0 million and $3.0 million of contributions have been made to the U.S. and foreign pension plans, respectively.

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three and six months ended June 30, 2005 and 2004 are as follows:

(Dollars in thousands)                                  Three Months Ended June 30,                 Six Months Ended June 30,
                                                   -------------------------------------      -------------------------------------
                                                                2005                2004                   2005                2004
                                                   -----------------   -----------------      -----------------   -----------------

Service cost.................................      $             789   $           1,004      $           1,670   $           2,064
Interest cost................................                  3,200               5,464                  7,511              10,348
Amortization of prior service cost...........                   (478)             (2,466)                (1,011)             (4,515)
Amortization of net loss.....................                    304               1,675                  1,512               3,462
                                                   -----------------   -----------------      -----------------   -----------------
Net periodic benefit cost....................      $           3,815   $           5,677      $           9,682   $          11,359
                                                   =================   =================      =================   =================

The company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects to contribute $36 million, which represents its expected benefit payments, to its nonpension postretirement benefit plans during 2005. At June 30, 2005, $20.3 million of benefit payments have been made.

Note 13:  Guarantees
--------------------

In connection with its Capital Services programs, the company has sold net finance receivables and in selective cases entered into guarantee contracts with varying amounts of recourse in privately placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $79 million and $99 million at June 30, 2005 and December 31, 2004, respectively. In accordance with GAAP, the company does not record these amounts as liabilities in its Consolidated Balance Sheets. The company's maximum risk of loss on these net financing receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value and supported by the creditworthiness of its customers. At June 30, 2005 and December 31, 2004, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts. As part of the company's review of its risk exposure, the company believes it has made adequate provision for sold receivables and guarantee contracts that may not be collectible.

The company provides product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. The company's product warranty liability reflects management's best estimate of probable liability under its product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, the company's product warranty liability at June 30, 2005 and December 31, 2004, respectively, was not material.

Note 14:  Income Taxes
----------------------

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

The company vigorously disagrees with the proposed adjustments and intends to aggressively contest these matters through applicable IRS, CRA and judicial procedures, as appropriate. The company has provided for its best estimate of the probable tax liability for these matters and believes that its accruals for tax liabilities are adequate for all open years. However, if the taxing authority prevails, an unfavorable resolution of these matters could have a material effect on the company's results of operations.

In April 2005, the company posted a $200 million tax bond with the IRS to mitigate IRS interest rate risk.

At any time, the company's provision for taxes could be affected by changes in tax law and interpretations by governments or courts.

Note 15:  Capital Services Spin-off
-----------------------------------

In December 2004, the company's Board of Directors approved a plan to pursue a sponsored spin-off of its Capital Services external financing business. The new entity will be an independent publicly traded company consisting of most of the assets in the Capital Services segment, including assets related to Imagistics International, Inc. (IGI). On March 31, 2005, Pitney Bowes Credit Corporation, a wholly-owned subsidiary of the company, entered into a Subscription Agreement with Cerberus Capital Management, L.P. through its investment vehicle, JCC Management LLC (Investor). Under the terms of the Subscription Agreement, the Investor is expected to invest in excess of $100 million for common and preferred stock representing up to 19.9% of the voting interest and up to 48% economic interest in the spun-off entity. The Subscription Agreement anticipates that Pitney Bowes stockholders will receive 80.1% of the common stock of the new public company in a tax-free distribution. At the time of the spin-off, most of the assets in the Capital Services segment will become a separate entity (Spinco) from the company and become a publicly traded company.

In July 2005, the company received notice of termination of our agreement to provide future lease financing to IGI. The termination of this agreement would become effective in October 2005, if not rescinded or renegotiated prior to that date.

The spin-off is not subject to a vote of Pitney Bowes shareholders. The transaction is subject to a favorable ruling from the IRS that the transaction will be tax-free, regulatory review and other customary conditions. The goal of the company is to complete the spin-off by year-end, but it could take longer.

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

The Subscription Agreement was filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

Item 2:            Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                   -------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in Forward-Looking Statements and elsewhere in this report.

Overview
--------

We again achieved very positive results in the second quarter of 2005, as the momentum in our core businesses continued this quarter. We are realizing the benefits of our actions to strengthen revenue growth, expand into new market spaces and enhance our operating efficiency.

Revenue grew 13% in the second quarter of 2005 to $1.36 billion compared with the second quarter of 2004 driven by ongoing strong worldwide demand for our mailing systems, mail services and supplies for our broader base of digital products; acquisitions, which contributed 6%; and the favorable impact of foreign currency, which contributed 2%. Revenue was adversely impacted 1% by the year-over-year decline in earnings from Capital Services.

Net income increased 3% in the second quarter of 2005 to $139 million compared with the second quarter of 2004. Diluted earnings per share increased to 60 cents in the second quarter of 2005 from 58 cents in the second quarter of 2004. Net income for the second quarter of 2005 was reduced by after-tax restructuring charges of $17 million or 7 cents per diluted share. Net income for the second quarter of 2004 was reduced by after-tax restructuring charges of $10 million or 4 cents per diluted share.

During the second quarter of 2005 we continued to execute our strategy to expand in existing or adjacent growth markets. The recent acquisition of Imagitas, Inc. (Imagitas) is a good example.

See Results of Operations - second quarter of 2005 vs. second quarter of 2004 for a more detailed discussion of our quarterly results of operations.

Outlook
-------

We anticipate that we will experience continued strength in our financial results in the second half of 2005. We expect that revenue growth will be driven by small business, mail services, international, supplies, payments solutions and software offerings. In addition, we expect to continue our market expansion and derive further operating synergies from our recent acquisitions. We expect to experience a continuation in the ongoing changing mix of our product line, where a greater percentage of revenue is coming from diversified revenue streams associated with fully featured smaller systems and less from larger system sales.

As we have previously stated, we expect to record additional restructuring charges during the year in connection with the continued realignment and streamlining of our worldwide infrastructure. We remain focused on disciplined expense control initiatives and will continue to allocate capital to optimize our returns.

We expect our effective tax rate to be in line with the first half of 2005, and while it is always difficult to predict future economic and interest trends, we expect interest and pension costs will continue to increase. We will also continue to be constrained by the year-over-year decline in earnings from our Capital Services business in anticipation of our previously announced plans to spin-off the majority of the assets in this segment.

Results of Operations - second quarter of 2005 vs. second quarter of 2004
--------------------------------------------------------------------------

Business segment results

In light of our recent organizational realignment, effective January 1, 2005, we revised our segments to reflect our product-based businesses separately from our service-based businesses. The following table shows revenue and earnings before interest and taxes (EBIT) by segment for the three months ended June 30, 2005 and 2004:

(Dollars in millions)                                         Revenue                                         EBIT
                                             -----------------------------------------    -----------------------------------------
                                                    Three months ended June 30,                  Three months ended June 30,
                                             -----------------------------------------    -----------------------------------------
                                                    2005           2004       % change           2005           2004       % change
                                             -----------    -----------    -----------    -----------    -----------    -----------
Inside the U.S. -Mailing................     $       567    $       542             5%    $       224    $       214             5%
                -DMT....................              97             70            39%             12              7            68%
Outside the United States...............             287            235            22%             49             40            22%
                                             -----------    -----------    -----------    -----------    -----------    -----------
Global Mailstream Solutions.............             951            847            12%            285            261             9%

Global Management Services..............             275            268             3%             19             14            35%
Mail Services...........................              93             40           132%              4              2           124%
                                             -----------    -----------    -----------    -----------    -----------    -----------
Global Business Services................             368            308            20%             23             16            46%

Capital Services........................              41             51           (20%)            26             27            (2%)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Total...................................     $     1,360    $     1,206            13%    $       334    $       304            10%
                                             ===========    ===========    ===========    ===========    ===========    ===========

During the second quarter of 2005, Global Mailstream Solutions revenue increased 12% and EBIT increased 9%. Inside the U.S., the quarter's revenue growth was favorably impacted by continued strong demand for networked digital mailing systems, especially for small and mid-sized systems, and for supplies for digital products. The quarter's results also included higher revenue from DMT that was driven by the contribution of Group 1 Software, Inc. (Group 1), which was acquired in July 2004. Outside of the U.S., revenue again grew at a double-digit rate. This reflected good revenue growth in virtually all markets, with the UK, Canada and Germany as significant contributors to revenue growth. These results were based on strong demand for digital mailing systems, which are continuing to be introduced outside of the U.S., good growth in mailing equipment placements with small businesses, and increased supplies for digital products. In addition, revenue growth for the quarter benefited from the fourth quarter 2004 acquisition of Groupe MAG and the favorable impact of foreign currency.

During the second quarter of 2005, Global Business Services revenue increased 20% and EBIT increased 46%. Our management services operation reported 3% revenue growth and double-digit EBIT growth for the quarter consistent with the ongoing focus on higher value service offerings and administrative cost reduction. Mail services revenue more than doubled versus the prior year as a result of continued expansion into additional sites, growth in its customer base and the acquisition of Imagitas during the quarter. EBIT margins improved versus the prior quarter and were comparable to the prior year as we continued to invest in the expansion of our presort and international mail network and integrate recently acquired sites.

During the second quarter of 2005, Capital Services revenue decreased 20% and EBIT decreased 2%. The quarter's EBIT was favorably impacted by the sale of assets in the portfolio. During the first quarter of 2005 we signed a definitive agreement with a third party investor for a sponsored spin-off of most of the assets in our Capital Services segment. These assets contributed approximately 4 cents per diluted share in the second quarter of 2005, about equal to the contribution in the prior year.

Revenue by source

The following table shows revenue by source for the three months ended June 30, 2005 and 2004:

(Dollars in thousands)                                                                  Three Months Ended June 30,
                                                                        -----------------------------------------------------------
                                                                                     2005                 2004             % change
                                                                        -----------------    -----------------    -----------------
Sales..............................................................     $         386,587    $         338,442                  14%
Rentals............................................................               205,494              200,635                   2%
Financing..........................................................               161,387              147,993                   9%
Support services...................................................               197,297              159,946                  23%
Business services..................................................               368,529              307,576                  20%
Capital Services...................................................                40,880               51,309                 (20%)
                                                                        -----------------    -----------------    -----------------
Total revenue......................................................     $       1,360,174    $       1,205,901                  13%
                                                                        =================    =================    =================

Sales revenue increased 14% due to strong growth in worldwide sales of digital mailing equipment and related supplies; the acquisitions of Group 1 and Groupe MAG, which contributed 6%; and the favorable impact of foreign currency, which contributed 3%.

Rentals revenue increased 2%, helped by the favorable impact of foreign currency, which contributed 1%.

Financing revenue increased 9% due primarily to growth in our worldwide equipment leasing volumes and the favorable impact of foreign currency, which contributed 2%.

Support services revenue increased 23% due primarily to the acquisitions of Group 1 and Groupe MAG, which contributed 15%; the favorable impact of foreign currency, which contributed 2%; a larger population of international and DMT equipment maintenance agreements; and revenue from the hardware equipment services contracts of Standard Register Inc.

Business services revenue increased 20% due primarily to strong growth at our existing mail services sites and the acquisitions of International Mail Express, Inc. (IMEX), Ancora Capital & Management Group LLC (Ancora), Compulit, Inc. (Compulit) and Imagitas, which contributed 10%, and the addition of two new sites in our IMEX business.

Capital Services revenue decreased 20% consistent with our ongoing strategy to reduce our exposure to this business.

Costs and expenses

Cost of sales decreased to 44.3% of related revenues in the second quarter of 2005 compared with 44.9% in the second quarter of 2004 primarily due to the increase in mix of higher margin software and supplies revenue and benefits from our transition to outsourcing of parts for digital equipment.

Cost of rentals was 21.4% of related revenues in the second quarter of 2005 compared with 21.5% in the second quarter of 2004.

Cost of support services decreased to 52.2% of related revenues in the second quarter of 2005 compared with 53.2% in the second quarter of 2004 primarily due to higher margin software support services revenue at Group 1, partially offset by the increase in mix of lower margin international support services revenue.

Cost of business services decreased to 81.2% of related revenues in the second quarter of 2005 compared with 82.2% in the second quarter of 2004 primarily due to our ongoing focus on higher value service offerings, productivity and efficiency improvements in our management services operations.

Cost of Capital Services in the second quarter of 2004 relates to the sale of a non-core operating lease.

Selling, general and administrative expenses increased to 30.6% of revenue in the second quarter of 2005 compared with 30.2% of revenue in the second quarter of 2004 primarily due to the impact of strategic transactions partially offset by our continued focus on controlling operating expenses and benefits from our transformation programs.

Research and development expenses increased 3.5% to $40.3 million in the second quarter of 2005 compared with $38.9 million in the second quarter of 2004 primarily due to research and development at Group 1. Our investment in research and development also reflects our continued investment in developing new technologies and enhancing features for all our products.

Net interest expense increased to $50.4 million in the second quarter of 2005 from $42.5 million in the second quarter of 2004. The increase was due to higher average interest rates and borrowings during the second quarter of 2005 compared with the second quarter of 2004.

The effective tax rate for the second quarter of 2005 was 33.7% compared with 31.9% in the second quarter of 2004. The effective tax rates for the second quarter of 2005 and 2004 included tax benefits of .3%, for both periods, from restructuring initiatives. The increase in the 2005 effective tax rate reflects the impact of our strategy to cease originating large-ticket, structured, third party financing of non-core assets.

Results of Operations - six months of 2005 vs. six months of 2004
-----------------------------------------------------------------

For the first six months of 2005 compared with the same period of 2004, revenue increased 13% to $2.7 billion, and net income increased 10% to $288.6 million. Net income for the first six months of 2005 and 2004 was reduced by after-tax restructuring charges of $7.7 million (3 cents per diluted share) and $20.0 million (9 cents per diluted share). The factors that affected revenue and EBIT for the six months ended June 30, 2005 compared with the same period of 2004 included those cited for the second quarter of 2005 versus 2004.

Charitable Contribution
-----------------------

During the first quarter of 2005, we contributed $10 million ($6 million after-tax) to the Pitney Bowes Literacy and Education Fund and the Pitney Bowes Involvement Fund.

Restructuring
-------------

In connection with our previously announced restructuring initiatives, we recorded pre-tax restructuring charges of $26.4 million and $16.2 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, pre-tax restructuring charges were $10.6 million and $31.3 million, respectively. We expect these restructuring initiatives to be substantially completed by the end of 2005 and currently estimate 2005 pre-tax restructuring charges to be in the range of $20 million to $40 million, net of the $30 million gain on the sale of our main plant manufacturing facility. As we continue to finalize our restructuring plans, the ultimate amount and timing of the restructuring charges may differ from our current estimates. The charges related to these restructuring initiatives will be recorded as the various initiatives take effect.

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

The pre-tax restructuring charges are composed of:

(Dollars in millions)                                  Three Months Ended June 30,     Six Months Ended June 30,
                                                       ---------------------------    ---------------------------
                                                              2005            2004           2005            2004
                                                       -----------    ------------    -----------    ------------
Severance and benefit costs.....................       $      24.7    $        5.2    $      37.8    $       18.1
Asset impairments...............................               0.3             8.1            1.0             9.4
Other exit costs................................               1.4             2.9            2.0             3.8
Gain on sale of main plant......................                 -               -          (30.2)              -
                                                       -----------    ------------    -----------    ------------
  Total.........................................       $      26.4    $       16.2    $      10.6     $      31.3
                                                       ===========    ============    ===========    ============

All restructuring charges, except for asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 2,600 employees worldwide from the inception of this plan through June 30, 2005 and expected future workforce reductions of approximately 1,000 employees. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 60% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments relate primarily to the write-down of property, plant and equipment resulting from the closure or streamlining of certain facilities and systems. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities. During the three months ended March 31, 2005, we recorded a pre-tax gain of $30.2 million related to the sale of our main plant manufacturing facility in Connecticut.

Accrued restructuring charges at June 30, 2005 are composed of the following:

(Dollars in millions)                      Balance at                                   Cash                         Ending balance
                                           January 1,      Restructuring           (payments)          Non-cash         at June 30,
                                                 2005      charges (gain)           receipts            charges                2005
                                      ---------------    ---------------     ---------------    ---------------     ---------------
Severance and
 benefit costs...................     $          48.4    $          37.8     $         (31.3)   $             -     $          54.9
Asset impairments................                   -                1.0                  -                (1.0)                  -
Other exit costs.................                 3.1                2.0                (3.2)                 -                 1.9
Gain on sale of
 main plant......................                   -              (30.2)               30.2                  -                   -
                                      ---------------    ---------------     ---------------    ---------------     ---------------
                                      $          51.5    $          10.6     $          (4.3)   $          (1.0)    $          56.8
                                      ===============    ===============     ===============    ===============     ===============

Acquisitions
------------

On June 30, 2005, we acquired Danka Canada Inc. (Danka), a subsidiary of Danka Business Systems PLC, for a net purchase price of $14 million in cash. Danka is a leading provider of office systems services, supplies and equipment in Canada. This acquisition strengthens our Canadian operations by enhancing our geographic coverage and extending our offerings.

On May 26, 2005, we acquired Imagitas for a net purchase price of $230 million in cash, net of unrestricted cash. Imagitas is a marketing services company that specializes in using mail to help companies connect with hard to reach consumers. This acquisition expands our presence in the mailstream and adds to the array of valuable services that we currently deliver to our customers.

On March 24, 2005, we acquired Compulit for a net purchase price of $25 million in cash. Compulit is a leading provider of litigation support services to law firms and corporate clients. This acquisition expands our ability to provide a broader range of high value services for our legal vertical.

In December 2004, we acquired Groupe MAG for a net purchase price of $43 million in cash. Groupe MAG is a distributor of production mail equipment, software and services in France, Belgium and Luxembourg. This acquisition extended our distribution capabilities internationally.

In November 2004, we acquired a substantial portion of the assets of Ancora for a net purchase price of $37 million in cash. Ancora is a provider of first class, standard letter and international mail processing and presort services with five operations in southern California, Pennsylvania and Maryland. This acquisition expanded our mail services operations.

In July 2004, we acquired Group 1 for a net purchase price of $329 million in cash. Group 1 is an industry leader in software that enhances mailing efficiency, data quality and customer communications.

In May 2004, we acquired substantially all of the assets of IMEX for a net purchase price of $30 million in cash. IMEX consolidates letters and flat-sized mail headed to international addresses to reduce postage costs and expedite delivery. This acquisition expanded our mail services operations.

We accounted for these acquisitions using the purchase method of accounting and accordingly, the operating results of these acquisitions have been included in our consolidated financial statements since the date of acquisition. These acquisitions did not materially impact net income for the three and six months ended June 30, 2005 or 2004, respectively.

During 2005 and 2004, we also completed several smaller acquisitions, including additional sites for our mail services operations and some of our international dealerships. We also acquired the hardware equipment services business of Standard Register Inc. at the end of 2004. The cost of these acquisitions was in the aggregate less than $75 million in each year. These acquisitions did not have a material impact on our financial results either individually or on an aggregate basis.

Liquidity and Capital Resources
-------------------------------

Our ratio of current assets to current liabilities decreased to .78 to 1 at June 30, 2005 compared with .82 to 1 at December 31, 2004. The decrease in this ratio was due primarily to the increase in notes payable and current portion of long-term debt during the six months ended June 30, 2005.

The ratio of total debt to total debt and stockholders' equity was 76.5% at June 30, 2005 compared with 75.5% at December 31, 2004. Including the preferred stockholders' equity in a subsidiary company as debt, the ratio of total debt to total debt and stockholders' equity was 77.7% at June 30, 2005 compared with 76.9% at December 31, 2004. The increase in these ratios was driven primarily by an increase in debt, stock repurchases and the payment of dividends, offset by net income.

Cash Flows for the Six Months Ended June 30, 2005

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items, changes in operating assets and liabilities, and the $200 million tax bond posted with the IRS in April 2005 (see Other Regulatory Matters). The increase in our deferred taxes on income and income taxes payable balances contributed $54 million to cash from operations, resulting primarily from continued tax benefits from our internal financing and the run-off of Capital Services leasing activities. Other operating assets and liabilities reduced our cash from operations by $58 million due primarily to higher accounts receivable balances resulting from strong growth in our businesses.

Net cash used in investing activities consisted primarily of acquisitions, capital expenditures for digital meters and other investing activities, partially offset by cash generated from Capital Services asset sales and net proceeds from the sale of the main plant.

Net cash provided by financing activities consisted primarily of proceeds from issuance of debt and stock, partially offset by dividends paid to stockholders and stock repurchases.

Cash Flows for the Six Months Ended June 30, 2004

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The increase in our deferred taxes on income and income taxes payable balances contributed $93 million to cash from operations, resulting from continued tax benefits from our internal financing and Capital Services leasing activities. The decrease in our internal finance receivables balances increased cash from operations by $46 million. Other operating assets and liabilities reduced our cash from operations by $25 million primarily due to the timing of accounts payable and accrued liabilities payments.

Net cash used in investing activities consisted primarily of capital expenditures, acquisitions and other investing activities, partially offset by cash generated from Capital Services asset sales.

Net cash used in financing activities consisted primarily of dividends paid to stockholders, stock repurchases and net debt payments, partially offset by proceeds from issuance of stock.

Financings and Capitalization
-----------------------------

On July 13, 2005, we issued $500 million of unsecured fixed rate notes maturing in January 2016. These notes bear interest at an annual rate of 4.75% and pay interest semi-annually beginning January 2006. The proceeds from these notes will be used for general corporate purposes, including the repayment of commercial paper, the financing of acquisitions and the repurchase of company stock.

At June 30, 2005, $2.1 billion remained available under the shelf registration statement filed in February 2005 with the Securities and Exchange Commission
(SEC), permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

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

Capital Expenditures
--------------------

During the first six months of 2005, capital expenditures included $69.0 million in net additions to property, plant and equipment and $78.7 million in net additions to rental equipment and related inventories compared with $87.3 million and $59.5 million, respectively, in the same period in 2004. The addition of rental equipment relates primarily to postage meters and increased over the prior year due to higher placements of our digital meters during the six months ended June 30, 2005.

We expect capital expenditures for the remainder of 2005 to be approximately the same as the prior year.

Capital Services
----------------

Capital Services strategy

In December 2004, our Board of Directors approved a plan to pursue a sponsored spin-off of our Capital Services external financing business. The new entity will be an independent publicly traded company consisting of most of the assets in our Capital Services segment, including assets related to Imagistics International, Inc. (IGI). On March 31, 2005, Pitney Bowes Credit Corporation, a wholly-owned subsidiary of the company, entered into a Subscription Agreement with Cerberus Capital Management, L.P. through its investment vehicle, JCC Management LLC (Investor). Under the terms of the Subscription Agreement, the Investor is expected to invest in excess of $100 million for common and preferred stock representing up to 19.9% of the voting interest and up to 48% economic interest in the spun-off entity. The Subscription Agreement anticipates that Pitney Bowes stockholders will receive 80.1% of the common stock of the new public company in a tax-free distribution. At the time of the spin-off, most of the assets in our Capital Services segment will become a separate entity (Spinco) from the company and become a publicly traded company.

In July 2005, we received notice of termination of our agreement to provide future lease financing to IGI. The termination of this agreement would become effective in October 2005, if not rescinded or renegotiated prior to that date.

The spin-off is not subject to a vote of Pitney Bowes shareholders. The transaction is subject to a favorable ruling from the Internal Revenue Service
(IRS) that the transaction will be tax-free, regulatory review and other customary conditions. Our goal is to complete the spin-off by year-end, but it could take longer.

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

The Subscription Agreement was filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

Capital Services portfolio

Our investment in Capital Services lease related assets included in our Consolidated Balance Sheets is composed of the following:

(Dollars in millions)                          June 30,           December 31,
                                                   2005                   2004
                                       ----------------       ----------------
Leveraged leases.....................  $          1,558       $          1,585
Finance receivables..................               563                    633
Rental equipment.....................                50                     54
                                       ----------------       ----------------
Total................................  $          2,171       $          2,272
                                       ================       ================

The investment in leveraged leases included in our Consolidated Balance Sheets is diversified across the following types of assets:

(Dollars in millions)                          June 30,           December 31,
                                                   2005                   2004
                                       ----------------       ----------------
Locomotives and rail cars............  $            378       $            382
Postal equipment.....................               361                    356
Commercial real estate...............               251                    242
Commercial aircraft..................               236                    275
Telecommunications...................               141                    141
Rail and bus.........................               133                    133
Shipping and handling................                58                     56
                                       ----------------       ----------------
Total leveraged leases...............  $          1,558       $          1,585
                                       ================       ================

At June 30, 2005 and December 31, 2004, our leveraged lease investment in commercial real estate facilities included approximately $93 million and $92 million, respectively, related to leases of corporate facilities to four U.S. telecommunication entities, of which $78 million and $76 million, respectively, is with lessees that are highly rated. Additionally, our leveraged lease investment in telecommunications equipment represents leases to three highly rated international telecommunication entities. At June 30, 2005, substantially all of this portfolio is further secured by equity defeasance accounts or other third party credit arrangements.

At June 30, 2005, approximately 54% of our total leveraged lease portfolio is further secured by equity defeasance accounts or other third party credit arrangements. In addition, at June 30, 2005, approximately 19% of the remaining leveraged lease portfolio represents leases to highly rated government related organizations that have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Finance receivables are composed of the following:

(Dollars in millions)                          June 30,           December 31,
                                                   2005                   2004
                                       ----------------       ----------------
Large ticket single investor leases..  $            297       $            350
Imagistics lease portfolio...........               266                    283
                                       ----------------       ----------------
Total................................  $            563       $            633
                                       ================       ================

Investment in commercial passenger and cargo aircraft leasing transactions

At June 30, 2005 and December 31, 2004, our net investment in commercial passenger and cargo aircraft leasing transactions, net of related debt and minority interest, was $236 million and $276 million, respectively, which is composed of transactions with U.S. airlines of $24 million, for both periods, and foreign airlines of $212 million and $252 million, respectively. Our net investment in commercial passenger and cargo aircraft leasing portfolio is composed of investments in leveraged lease transactions, direct financing lease transactions and a portion of our investment in PBG Capital Partners LLC (PBG). Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) our inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover our net investment; and/or (3) in the case of the leveraged lease portfolio, the default of an equity defeasance or other third party credit arrangements. At June 30, 2005, approximately 44% of our remaining net investment in commercial passenger and cargo aircraft leasing investments was further secured by approximately $103 million of equity defeasance accounts or third party credit arrangements.

During the first quarter of 2005, Japan Airlines exercised its early buy-out option. We received approximately $47 million from this transaction, reflecting the net investment at that time.

During the second quarter of 2005, we sold the aircraft associated with our remaining leases with United Air Lines. We received approximately $14 million and recorded a net pre-tax gain of approximately $7 million from this transaction.

Beginning January 1, 2005, we resumed recognition of financing income on certain aircraft leases held through our investment in PBG.

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Our ownership of the equity of PBG qualifies as a variable interest entity under FIN No. 46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. We adopted the provisions of FIN No. 46 effective March 31, 2004 and consolidated the assets and liabilities of PBG on March 31, 2004. Prior to March 31, 2004, we accounted for PBG under the equity method of accounting. PBG's minority interest of $51 million and $41 million, respectively, is included in other noncurrent liabilities in the Consolidated Balance Sheets at June 30, 2005 and December 31, 2004. The consolidation of PBG did not have a material impact on our results of operations or cash flows.

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

In November 2004, Statement of Financial Accounting Standards (FAS) No. 151, "Inventory Costs," was issued. FAS No. 151 amends and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provisions of FAS No. 151 are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of FAS No. 151.

In December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The FSP provides guidance under FAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that companies are allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. We are currently evaluating the effects of the repatriation provision and do not expect to complete this evaluation until after Congress or the Treasury Department provides clarification on key elements of the repatriation provision. We do not expect the adoption of these provisions to have a material impact on our financial position, results of operations or cash flows.

In April 2005, the SEC approved a new rule delaying the effective date of FAS No. 123 (revised 2004), "Share-Based Payment," to January 1, 2006. In light of this delay, we will adopt the provisions of FAS No. 123R when it becomes effective. FAS No. 123R supercedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. FAS No. 123R requires compensation cost to be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. We currently use the nominal vesting period approach to determine the pro forma stock based compensation expense for all awards. FAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. We are currently evaluating the impact of adopting FAS No. 123R, which was issued in December 2004. See Note 2 to the consolidated financial statements.

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

In April 2005, we posted a $200 million tax bond with the IRS to mitigate IRS interest rate risk.

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

Forward-Looking Statements
--------------------------

We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q, other reports or press releases or made by our management involve risks and uncertainties which may change based on various important factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are those which talk about the company's or management's current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by us or on our behalf include:

o changes in international or national political conditions, including any terrorist attacks
o negative developments in economic conditions, including adverse impacts on customer demand
o changes in postal regulations
o timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o the company's success at managing customer credit risk, including risks associated with commercial passenger and cargo aircraft leasing transactions
o the company's success at managing costs associated with its strategy of outsourcing functions and operations not central to its business
o changes in interest rates
o foreign currency fluctuations
o cost, timing and execution of the restructuring plan, including any potential asset impairments
o regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions
o impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents
o third-party suppliers' ability to provide product components
o negative income tax adjustments for prior audit years and changes in tax laws or regulations
o terms and timing of actions to reduce exposures and disposal of assets in our Capital Services segment, including the anticipated plan to spin-off the majority of the assets in this segment
o continuing developments in the U.S. and foreign airline industry
o changes in pension and retiree medical costs.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2004 regarding this matter.

Item 4: Controls and Procedures

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2005. In addition, no change in internal control over financial reporting occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

                           Part II - Other Information
                           ---------------------------
Item 1: Legal Proceedings

This Item updates the legal proceedings more fully described in our 2004 Annual Report on Form 10-K, dated March 8, 2005, as updated by our Quarterly Report on Form 10-Q for the first quarter of 2005, dated May 6, 2005. On June 3, 2005, the Montgomery, Alabama Circuit Court granted final approval of the settlement we entered into on December 31, 2004 to resolve several purported class actions relating to a program our wholly owned subsidiary, Pitney Bowes Credit Corporation (PBCC), offers to some of its leasing customers to replace the leased equipment if it is lost, stolen or destroyed. The actions settled or dismissed as a result are the following: Boston Reed v. Pitney Bowes, et al.
                                         -----------------------------------
(Superior Court of California, County of Napa, filed January 16, 2002); Harbin,
                                                                        -------
et al. v. Pitney Bowes, et al. (Montgomery, Alabama Circuit Court, filed March
------------------------------
19, 2002); McFerrin Insurance v. Pitney Bowes, et al. (District Court, Jefferson
           ------------------------------------------
County, Texas, filed May 29, 2002); and Cred-X v. Pitney Bowes, et al. (Circuit
                                        ------------------------------
Court, Kanawha County, West Virginia, filed November 19, 2003).

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market.

In May 2004, the Board of Directors of Pitney Bowes authorized $300 million for repurchases of outstanding shares of our common stock in the open market during the subsequent 12 to 24 months. We repurchased 2.3 million shares in 2004 under this program for a total price of $100 million, leaving $200 million remaining for future repurchases under this program. We repurchased 3.3 million shares during the six months ended June 30, 2005 under this program for a total price of $149 million leaving $51 million remaining for future repurchases under this program.

Company Purchases of Equity Securities

The following table summarizes our share repurchase activity:

                                                                                   Total number of          Approximate dollar value
                                     Total number        Average price         shares purchased as            of shares that may yet
                                        of shares             paid per          part of a publicly            be purchased under the
Period                                  purchased                share              announced plan               plan (in thousands)
---------------------------     -----------------    -----------------    ------------------------    ------------------------------
January 2005...............                     -                    -                           -                          $200,002
February 2005..............               663,400               $46.50                     663,400                          $169,153
March 2005.................               718,800               $45.74                     718,800                          $136,277
April 2005.................                     -                    -                           -                          $136,277
May 2005...................               504,250               $45.05                     504,250                          $113,559
June 2005..................             1,447,500               $43.11                   1,447,500                          $ 51,154
                                -----------------                         ------------------------
                                        3,333,950                                        3,333,950
                                =================                         ========================

Item 4:  Submission of Matters to a Vote of Security Holders

Below are the final results of the voting at the annual meeting of Stockholders held on May 9, 2005:

Proposal 1 - Election of Directors

                 Nominee                    For                  Withheld
          ---------------------     -------------------     ------------------
           Michael J. Critelli          198,472,913              5,440,710
           Michael I. Roth              201,022,558              2,891,065
           Robert E. Weissman           201,653,595              2,260,028

Proposal 2 - Ratification of Independent Registered Public Accounting Firm
             for 2005:

               For                        Against                 Abstain
          --------------            -------------------     -------------------
           197,869,720                   4,530,594               1,513,309

The following other directors continued their term of office after the annual meeting:

    Linda G. Alvarado            James H. Keyes               David L. Shedlarz
    Colin G. Campbell            John S. McFarlane
    Ernie Green                  Eduardo R. Menasce

Item 6:  Exhibits

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




August 8, 2005




                                   /s/ B. P. Nolop
                                   -----------------------------
                                   B. P. Nolop
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)



                                   /s/ S. J. Green
                                   ------------------------------
                                   S. J. Green
                                   Vice President - Finance and
                                   Chief Accounting Officer
                                   (Principal Accounting Officer)

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