Form 10-Q
period 2005-09-30
PITNEY BOWES INC /DE/
filed 2005-11-08
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                F O R M  1 0 - Q




 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes    No X
                                    ---   ---

Number of shares of common stock, $1 par value, outstanding as of October 21, 2005 is 228,116,410.

                                Pitney Bowes Inc.
                                      Index
                                -----------------
                                                                     Page Number
                                                                     -----------
Part I - Financial Information:

    Item 1: Financial Statements

      Consolidated Statements of Income (Unaudited) - Three and
           Nine Months Ended September 30, 2005 and 2004...............        3

      Consolidated Balance Sheets - September 30, 2005 (Unaudited)
           and December 31, 2004.......................................        4

      Consolidated Statements of Cash Flows (Unaudited) - Nine
           Months Ended September 30, 2005 and 2004....................        5

      Notes to Consolidated Financial Statements.......................   6 - 16

    Item 2: Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.....  17 - 26

    Item 3: Quantitative and Qualitative Disclosures about
                     Market Risk.......................................       27

    Item 4: Controls and Procedures....................................       27

Part II - Other Information:

    Item 1: Legal Proceedings..........................................       27

    Item 2: Unregistered Sales of Equity Securities
                     and Use of Proceeds...............................  27 - 28

  Item 6: Exhibits   ..................................................       29

Signatures ............................................................       30

                         Part I - Financial Information
                         ------------------------------
Item 1: Financial Statements

                                Pitney Bowes Inc.
                        Consolidated Statements of Income
                                   (Unaudited)
                        ---------------------------------

(Dollars in thousands, except per share data)               Three Months Ended                     Nine Months Ended
                                                               September 30,                          September 30,
                                                    -----------------------------------     ----------------------------------
                                                                2005               2004                2005               2004
                                                    ----------------    ---------------     ---------------    ---------------
Revenue from:
   Sales.......................................     $        394,754    $       346,397     $     1,162,768    $     1,016,199
   Rentals.....................................              198,894            199,768             606,029            601,841
   Financing...................................              159,582            147,599             478,244            443,821
   Support services............................              196,162            177,480             588,393            495,839
   Business services...........................              376,409            316,462           1,094,041            926,829
   Capital Services............................               30,633             29,816             104,921            110,816
                                                    ----------------    ---------------     ---------------    ---------------

       Total revenue...........................            1,356,434          1,217,522           4,034,396          3,595,345
                                                    ----------------    ---------------     ---------------    ---------------

Costs and expenses:
   Cost of sales...............................              168,228            152,255             507,294            463,548
   Cost of rentals.............................               38,975             39,193             125,261            123,970
   Cost of support services....................              103,198             89,923             306,369            260,660
   Cost of business services...................              299,585            262,843             887,724            761,425
   Cost of Capital Services....................                    -                  -                   -             13,017
   Selling, general and administrative.........              421,115            371,056           1,245,158          1,096,315
   Research and development....................               40,029             42,629             121,873            117,563
   Restructuring...............................               12,918             15,582              23,480             46,854
   Charitable contribution.....................                    -                  -              10,000                  -
   Interest, net...............................               54,144             43,403             151,374            127,386
                                                    ----------------    ---------------     ---------------    ---------------

       Total costs and expenses................            1,138,192          1,016,884           3,378,533          3,010,738
                                                    ----------------    ---------------     ---------------    ---------------

Income before income taxes.....................              218,242            200,638             655,863            584,607
Provision for income taxes.....................               73,943             64,122             222,929            186,779
                                                    ----------------    ---------------     ---------------    ---------------

Net income.....................................     $        144,299    $       136,516     $       432,934    $       397,828
                                                    ================    ===============     ===============    ===============

Basic earnings per share.......................     $            .63    $           .59     $          1.89    $          1.72
                                                    ================    ===============     ===============    ===============

Diluted earnings per share.....................     $            .62    $           .58     $          1.86    $          1.70
                                                    ================    ===============     ===============    ===============

Dividends declared per share
  of common stock..............................     $            .31    $          .305     $           .93    $          .915
                                                    ================    ===============     ===============    ===============

                 See Notes to Consolidated Financial Statements

                                Pitney Bowes Inc.
                           Consolidated Balance Sheets
                           ---------------------------

                                                                                             September 30,          December 31,
(Dollars in thousands, except share data)                                                             2005                  2004
                                                                                       -------------------    ------------------
                                                                                               (Unaudited)
Assets
------
Current assets:
     Cash and cash equivalents........................................................ $          294,527     $          316,217
     Short-term investments...........................................................             50,703                  3,933
     Accounts receivable, less allowances:
         9/05, $47,726; 12/04, $50,254................................................            637,054                567,772
     Finance receivables, less allowances:
         9/05, $65,680; 12/04, $71,001................................................          1,361,381              1,400,593
     Inventories (Note 3).............................................................            228,708                206,697
     Other current assets and prepayments.............................................            214,087                197,874
                                                                                       ------------------     ------------------

         Total current assets.........................................................          2,786,460              2,693,086

Property, plant and equipment, net (Note 4)...........................................            626,737                644,495
Rental equipment and related inventories, net (Note 4)................................            484,600                475,905
Property leased under capital leases, net (Note 4)....................................              3,667                  3,081
Long-term finance receivables, less allowances:
     9/05, $84,057; 12/04, $102,074...................................................          1,794,908              1,820,733
Investment in leveraged leases........................................................          1,574,760              1,585,030
Goodwill (Note 11)....................................................................          1,623,505              1,411,381
Intangible assets, net (Note 11)......................................................            360,585                323,737
Other assets..........................................................................            900,046                863,132
                                                                                       ------------------     ------------------

Total assets.......................................................................... $       10,155,268     $        9,820,580
                                                                                       ==================     ==================


Liabilities and stockholders' equity
Current liabilities:
     Accounts payable and accrued liabilities......................................... $        1,458,522     $        1,475,107
     Income taxes payable.............................................................            135,684                218,605
     Notes payable and current portion of
         long-term obligations........................................................            931,685              1,178,946
     Advance billings.................................................................            467,522                421,819
                                                                                       ------------------     ------------------

         Total current liabilities....................................................          2,993,413              3,294,477

Deferred taxes on income..............................................................          1,787,556              1,771,825
Long-term debt (Note 5)...............................................................          3,351,732              2,798,894
Other noncurrent liabilities..........................................................            342,038                355,303
                                                                                       ------------------     ------------------

         Total liabilities............................................................          8,474,739              8,220,499
                                                                                       ------------------     ------------------


Preferred stockholders' equity in a subsidiary company................................            310,000                310,000

Stockholders' equity:
     Cumulative preferred stock, $50 par
         value, 4% convertible........................................................                 17                     19
     Cumulative preference stock, no par
         value, $2.12 convertible.....................................................              1,160                  1,252
     Common stock, $1 par value.......................................................            323,338                323,338
     Retained earnings................................................................          4,452,852              4,243,404
     Accumulated other comprehensive income (Note 8)..................................            118,121                135,526
     Treasury stock, at cost..........................................................         (3,524,959)            (3,413,458)
                                                                                       ------------------     ------------------

         Total stockholders' equity...................................................          1,370,529              1,290,081
                                                                                       ------------------     ------------------

Total liabilities and stockholders' equity............................................ $       10,155,268     $        9,820,580
                                                                                       ==================     ==================

                 See Notes to Consolidated Financial Statements

                                Pitney Bowes Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                      -------------------------------------

(Dollars in thousands)                                                                      Nine Months Ended September 30,
                                                                                       -----------------------------------------
                                                                                                     2005                   2004
                                                                                       ------------------     ------------------
Cash flows from operating activities:
    Net income......................................................................   $          432,934     $          397,828
    Nonrecurring charges, net of taxes..............................................               22,034                 29,991
    Nonrecurring payments...........................................................              (58,922)               (44,848)
    Bond posted with the Internal Revenue Service...................................             (200,000)                     -
    Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization..............................................              248,544                225,737
         Change in assets and liabilities, net
          of effects of acquisitions:
             Accounts receivable....................................................              (63,135)                  (519)
             Net investment in internal finance receivables.......                                (39,402)                10,656
             Inventories............................................................              (15,765)                  (621)
             Other current assets and prepayments...................................               (5,851)                (4,192)
             Accounts payable and accrued liabilities...............................              (30,054)               (31,418)
             Deferred taxes on income and income taxes payable......................              125,498                157,774
             Advanced billings......................................................               27,676                 (2,392)
             Other, net.............................................................              (10,958)               (10,178)
                                                                                       ------------------     -------------------

             Net cash provided by operating activities..............................              432,599                 727,818
                                                                                       ------------------     -------------------


Cash flows from investing activities:
    Capital expenditures............................................................             (215,446)              (226,225)
    Investments.....................................................................              (34,428)                (1,711)
    Net proceeds from sale of main plant............................................               30,238                      -
    Net investment in Capital Services..............................................              105,378                 44,712
    Reserve account deposits........................................................               (9,100)                23,115
    Acquisitions, net of cash acquired..............................................             (283,764)              (379,410)
                                                                                       ------------------     ------------------

             Net cash used in investing activities..................................             (407,122)              (539,519)
                                                                                       ------------------     ------------------

Cash flows from financing activities:
    Increase in notes payable, net...................................................              65,768                139,610
    Proceeds from long-term obligations..............................................             900,058                348,869
    Principal payments on long-term obligations......................................            (672,046)              (328,961)
    Proceeds from issuance of stock..................................................              64,601                 51,591
    Stock repurchases................................................................            (189,951)              (175,004)
    Dividends paid...................................................................            (213,761)              (211,903)
                                                                                       ------------------     ------------------

             Net cash used in financing activities...................................             (45,331)              (175,798)
                                                                                       ------------------     ------------------

Effect of exchange rate changes on cash..............................................              (1,836)                 3,589
                                                                                       ------------------     ------------------

(Decrease) increase in cash and cash equivalents.....................................             (21,690)                16,090
Cash from consolidation of PBG Capital Partners LLC..................................                   -                 36,620
Cash and cash equivalents at beginning of period.....................................             316,217                293,812
                                                                                       ------------------     ------------------

Cash and cash equivalents at end of period...........................................  $          294,527     $          346,522
                                                                                       ==================     ==================

Interest paid........................................................................  $          152,443     $          130,921
                                                                                       ==================     ==================

Income taxes paid, net...............................................................  $           99,313     $           56,578
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the company at September 30, 2005 and December 31, 2004, the results of its operations for the three and nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004 have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2005. These statements should be read in conjunction with the financial statements and notes thereto included in the company's 2004 Annual Report to Stockholders on Form 10-K. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

Note 2:  New Accounting Pronouncements
--------------------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The company's ownership of the equity of PBG Capital Partners LLC (PBG) qualifies as a variable interest entity under FIN No.
46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. The company adopted the provisions of FIN No. 46 effective March 31, 2004 and consolidated the assets and liabilities of PBG on March 31, 2004. Prior to March 31, 2004, the company accounted for PBG under the equity method of accounting. PBG's minority interest of $43 million and $41 million, respectively, is included in other noncurrent liabilities in the Consolidated Balance Sheets at September 30, 2005 and December 31, 2004. The consolidation of PBG did not have a material impact on the company's results of operations or cash flows.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan that has concluded that prescription drug benefits available under the plan are actuarially equivalent and thus qualify for the subsidy under the Act. The company concluded that the prescription drug benefits provided under its nonpension postretirement benefit plans are actuarially equivalent to the prescription drug benefits offered under Medicare Part D. The provisions of FSP No. 106-2 were adopted on a prospective basis on July 1, 2004. The adoption of FSP No. 106-2 reduced the company's nonpension postretirement accumulated benefit obligation by approximately $60 million, which has been recognized as a reduction in the compnay's unrecognized actuarial loss.

In November 2004, Statement of Financial Accounting Standards (FAS) No. 151, "Inventory Costs," was issued. FAS No. 151 amends and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provisions of FAS No. 151 are effective for fiscal years beginning after June 15, 2005. The company is currently evaluating the provisions of FAS No. 151 and does not expect the adoption of this provision to have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The FSP provides guidance under FAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that companies are allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on their plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. The company is currently evaluating the effects of the repatriation provision and does not expect the adoption of this provision to have a material impact on its financial position, results of operations or cash flows.

In June 2005, the FASB issued FASB Staff Position (FSP) No. FAS 143-1, "Accounting for Electronic Equipment Waste Obligations," that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the "Directive"). The adoption of this FSP did not have a material effect on the company's financial position, results of operations or cash flows for those European Union (EU) countries that enacted the Directive into country-specific laws. The company is currently evaluating the impact of applying this FSP in the remaining countries in future periods and does not expect the adoption of this provision to have a material effect on the company's financial position, results of operations or cash flows.

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

If the company had elected to recognize compensation expense based on the fair value method as prescribed by FAS No. 123, net income and earnings per share for the three and nine months ended September 30, 2005 and 2004 would have been reduced to the following pro forma amounts:

(Dollars in thousands, except per share data)                Three Months Ended September 30,       Nine Months Ended September 30,
                                                           -----------------------------------   ----------------------------------
                                                                       2005               2004               2005              2004
                                                           ----------------   ----------------   ----------------   ---------------

Net Income
 As reported.............................................  $        144,299   $        136,516    $        432,934   $      397,828
 Deduct: Stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects...............................                         (4,219)            (4,440)            (12,112)         (13,033)
                                                           ----------------   ----------------    ----------------   --------------

 Pro forma...............................................  $        140,080   $        132,076    $        420,822   $      384,795
                                                           ================   ================    ================   ==============


Basic earnings per share
 As reported.............................................  $            .63   $            .59    $           1.89   $         1.72
 Pro forma...............................................  $            .61   $            .57    $           1.83   $         1.66

Diluted earnings per share
 As reported.............................................  $            .62   $            .58    $           1.86   $         1.70
 Pro forma...............................................  $            .61   $            .56    $           1.81   $         1.64

The fair value of each stock option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

                                                             Three and Nine Months Ended
                                                                     September 30,
                                                        --------------------------------------
                                                                       2005               2004
                                                        -------------------   ----------------

Expected dividend yield.................................               2.8%               2.9%
Expected stock price volatility.........................                18%                23%
Risk-free interest rate.................................               3.4%                 3%
Expected life (years)...................................                 5                  5

Note 3:  Inventories
--------------------

Inventories are composed of the following:

(Dollars in thousands)                                        September 30,           December 31,
                                                                       2005                   2004
                                                        -------------------     ------------------

Raw materials and work in process...................... $            97,182     $           75,508
Supplies and service parts.............................              65,655                 67,666
Finished products......................................              65,871                 63,523
                                                        -------------------     ------------------
Total.................................................. $           228,708     $          206,697
                                                        ===================     ==================

If all inventories valued at last-in, first-out had been stated at current costs, inventories would have been $24.8 million and $20.2 million higher than reported at September 30, 2005 and December 31, 2004, respectively.

Note 4:  Fixed Assets
---------------------

Fixed assets are composed of the following:

(Dollars in thousands)                                        September 30,           December 31,
                                                                       2005                   2004
                                                        -------------------     ------------------

Property, plant and equipment.......................... $         1,737,666     $        1,756,480
Accumulated depreciation...............................          (1,110,929)            (1,111,985)
                                                        -------------------     ------------------
Property, plant and equipment, net..................... $           626,737     $          644,495
                                                        ===================     ==================

Rental equipment and related inventories............... $         1,145,882     $        1,150,931
Accumulated depreciation...............................            (661,282)              (675,026)
                                                        -------------------     ------------------
Rental equipment and related inventories, net.......... $           484,600     $          475,905
                                                        ===================     ==================

Property leased under capital leases................... $           11,245      $            8,662
Accumulated amortization...............................             (7,578)                (5,581)
                                                        -------------------     ------------------
Property leased under capital leases, net.............. $            3,667      $            3,081
                                                        ===================     ==================

Depreciation expense was $219.7 million and $205.2 million for the nine months ended September 30, 2005 and 2004, respectively.

Note 5:  Debt
-------------

On October 11, 2005, Pitney Bowes Nova Scotia II ULC, a wholly owned subsidiary of the company, issued $150 million floating rate notes maturing in October 2010. These notes bear interest at an annual rate of LIBOR plus 15 basis points and pay interest quarterly beginning December 2005. The proceeds from these notes will be used for general corporate purposes, including the repayment of commercial paper, the financing of acquisitions and the repurchase of company stock.

On September 30, 2005, $1.6 billion remained available under the shelf registration statement filed in February 2005 with the SEC, permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

In July 2005, the company issued $500 million of unsecured fixed rate notes maturing in January 2016. These notes bear interest at an annual rate of 4.75% and pay interest semi-annually beginning January 2006. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, the financing of acquisitions and the repurchase of company stock.

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

Note 6:  Earnings Per Share
---------------------------

A reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2005 and 2004 is as follows (in thousands, except per share data):

                                                                    2005                                       2004
                                                    -------------------------------------    -------------------------------------
                                                                                      Per                                      Per
                                                          Income       Shares       Share           Income       Shares      Share
                                                    ------------  -----------  ----------    -------------  -----------  ---------

Net income....................................      $    144,299                             $    136,516
Less:
       Preferred stock dividends..............                 -                                        -
       Preference stock dividends.............               (21)                                     (25)
                                                    ------------  -----------  ----------    -------------  -----------  ---------
Basic earnings per share......................      $    144,278      228,582       $ .63    $     136,491      230,768       $.59
                                                    ============  ===========  ==========    =============  ===========  =========

Effect of dilutive securities:
      Preferred stock.........................                 -            8                            -            9
      Preference stock........................                21          715                           25          773
      Stock options...........................                          1,768                                     2,117
      Other...................................                             75                                       130
                                                    ------------ ------------  ----------    -------------  -----------  ---------
Diluted earnings per share....................      $    144,299      231,148       $ .62    $     136,516      233,797       $.58
                                                    ============ ============  ==========    =============  ===========  =========

A reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 2005 and 2004 is as follows (in thousands, except per share data):

                                                                    2005                                       2004
                                                    -------------------------------------    -------------------------------------
                                                                                      Per                                      Per
                                                          Income       Shares       Share           Income       Shares      Share
                                                    ------------ ------------  ----------    -------------  -----------  ---------

Net income....................................      $    432,934                             $    397,828
Less:
       Preferred stock dividends..............                (1)                                       -
       Preference stock dividends.............               (68)                                     (75)
                                                    ------------ ------------  ----------    ------------  ------------  ---------
Basic earnings per share......................      $    432,865      229,538       $1.89    $    397,753       231,293      $1.72
                                                    ============ ============  ==========    ============  ============ = ========

Effect of dilutive securities:
      Preferred stock.........................                 1            8                            -            9
      Preference stock........................                68          739                           75          784
      Stock options...........................                          2,023                                     2,059
      Other...................................                            109                                       144
                                                    ------------ ------------  ----------    -------------  ----------- ----------
Diluted earnings per share....................      $    432,934      232,417       $1.86    $     397,828      234,289      $1.70
                                                    ============ ============  ==========    ============= ============ ==========

In accordance with FAS No. 128, "Earnings per Share," 1.6 million and 1.4 million common stock equivalent shares for the three months ended September 30, 2005 and 2004, respectively, and 1.3 million and 1.7 million common stock equivalent shares for the nine months ended September 30, 2005 and 2004, respectively, issuable upon the exercise of stock options were excluded from the computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was antidilutive.

Note 7:  Business Segment Information
-------------------------------------

In light of the company's recent organizational realignment, effective January 1, 2005, the company revised its segments to reflect its product-based businesses separately from its service-based businesses. Prior year amounts have been reclassified to conform with the current year presentation. The Global Mailstream Solutions group of segments includes worldwide revenue and related expenses from the sale, rental and financing of mail finishing, mail creation, shipping, and production mail equipment; supplies; support services; payment solutions; and mailing and customer communications software. The Global Business Services group of segments includes worldwide revenue and related expenses from facilities management contracts, reprographics, document management, and other value-added services to key vertical markets; and mail services operations, which include presort mail services, international outbound mail services and direct mail marketing services. The Capital Services segment includes financing of third-party equipment.

Revenue and EBIT by business segment for the three and nine months ended September 30, 2005 and 2004 were as follows:

(Dollars in thousands)                                           Three Months Ended                        Nine Months Ended
                                                                    September 30,                            September 30,
                                                       -------------------------------------    -----------------------------------
                                                                    2005                2004               2005                2004
                                                       -----------------   -----------------    ---------------    ----------------

Revenue:
  Inside the U.S. - Mailing......................      $         560,016   $         537,635    $     1,680,026    $      1,614,207
                  - DMT..........................                115,570              91,525            303,535             225,272
  Outside the U.S................................                273,806             242,084            851,873             718,221
                                                       -----------------   -----------------    ---------------    ----------------
  Global Mailstream Solutions (1)................                949,392             871,244          2,835,434           2,557,700

  Global Management Services.....................                261,535             266,321            805,008             800,544
  Mail Services..................................                114,874              50,141            289,033             126,285
                                                       -----------------   -----------------    ---------------    ----------------
  Global Business Services.......................                376,409             316,462          1,094,041             926,829

  Capital Services...............................                 30,633              29,816            104,921             110,816
                                                       -----------------   -----------------    ---------------    ----------------
Total revenue....................................      $       1,356,434   $       1,217,522    $     4,034,396    $      3,595,345
                                                       =================   =================    ===============    ================

EBIT: (2)
  Inside the U.S. - Mailing......................      $         226,301   $         214,645    $       667,740    $        635,955
                  - DMT..........................                 18,499               7,331             34,806              17,350
  Outside the U.S................................                 40,995              40,959            141,741             118,867
                                                       -----------------   -----------------    ---------------    ----------------
  Global Mailstream Solutions....................                285,795             262,935            844,287             772,172

  Global Management Services.....................                 17,477              12,859             51,062              39,062
  Mail Services..................................                  8,348               2,664             16,124               8,117
                                                       -----------------   -----------------    ---------------    ----------------
  Global Business Services.......................                 25,825              15,523             67,186              47,179

  Capital Services...............................                 16,266              22,108             61,794              69,825
                                                       -----------------   -----------------    ---------------    ----------------
Total EBIT.......................................                327,886             300,566            973,267             889,176

Unallocated amounts:
  Interest, net..................................                (54,144)            (43,403)          (151,374)           (127,386)
  Corporate expense..............................                (42,582)            (40,943)          (132,550)           (130,329)
  Charitable contribution........................                      -                   -            (10,000)                  -
  Restructuring..................................                (12,918)            (15,582)           (23,480)            (46,854)
                                                       -----------------   -----------------    ---------------    ----------------
Income before income taxes.......................      $         218,242   $         200,638    $       655,863    $        584,607
                                                       =================   =================    ===============    ================

(1) Financing revenue reported in the Consolidated Statements of Income is included in Global Mailstream Solutions.

(2) EBIT excludes general corporate expenses.

Note 8:  Comprehensive Income
-----------------------------

Comprehensive income for the three and nine months ended September 30, 2005 and 2004 was as follows:

(Dollars in thousands)                                           Three Months Ended                       Nine Months Ended
                                                                   September 30,                            September 30,
                                                       -------------------------------------    -----------------------------------
                                                                    2005                2004               2005                2004
                                                       -----------------   -----------------    ---------------    ----------------
Net income...........................................  $         144,299   $         136,516    $       432,934    $        397,828
Other comprehensive (loss) income,
  net of tax:
  Foreign currency translation
     adjustments.....................................             (2,885)             36,666            (18,714)             57,545
  Net unrealized (loss) gain on
     derivative instruments..........................             (2,150)             (2,580)             1,309              (2,934)
                                                       -----------------   -----------------    ---------------    ----------------
Comprehensive income.................................  $         139,264   $         170,602    $       415,529    $        452,439
                                                       =================   =================    ===============    ================

Note 9:  Restructuring Charges
-------------------------------

The company accounts for one-time benefit arrangements and exit or disposal activities in accordance with FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability be recognized when the costs are incurred. The company accounts for ongoing benefit arrangements under FAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires that a liability be recognized when the costs are probable and reasonably estimable. The fair values of impaired long-lived assets are determined primarily using probability weighted expected cash flows in accordance with FAS No. 144, "Accounting for the Impairment of Long-Lived Assets."

In connection with our previously announced restructuring initiatives, the company recorded pre-tax restructuring charges of $12.9 million and $15.6 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, pre-tax restructuring charges were $23.5 million and $46.9 million, respectively.

The pre-tax restructuring charges are composed of:

(Dollars in millions)                                             Three Months Ended                       Nine Months Ended
                                                                    September 30,                            September 30,
                                                        ---------------------------------------    --------------------------------
                                                                      2005                 2004               2005             2004
                                                        ------------------    -----------------    ---------------     ------------

Severance and benefit costs......................       $             10.0    $            12.4    $          47.8     $       30.5
Asset impairments................................                      1.8                  1.6                2.8             11.0
Other exit costs.................................                      1.1                  1.6                3.1              5.4
Gain on sale of main plant.......................                        -                    -              (30.2)               -
                                                        ------------------    -----------------    ---------------    -------------
  Total..........................................       $             12.9    $            15.6    $          23.5     $       46.9
                                                        ==================    =================    ===============    =============

All restructuring charges, except for asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 3,100 employees worldwide from the inception of this plan through September 30, 2005 and expected future workforce reductions of approximately 500 employees. The workforce reductions relate to actions across several of the company's businesses resulting from infrastructure and process improvements and its continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 61% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments relate primarily to the write-down of property, plant and equipment resulting from the closure or streamlining of certain facilities and systems. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities. During the three months ended March 31, 2005, the company recorded a pre-tax gain of $30.2 million related to the sale of its main plant manufacturing facility in Connecticut.

Accrued restructuring charges at September 30, 2005 are composed of the following:

(Dollars in millions)                       Balance at                                Cash                       Ending balance
                                            January 1,      Restructuring        (payments)       Non-cash     at September 30,
                                                  2005      charges (gain)        receipts         charges                 2005
                                       ---------------    ---------------    -------------    ------------    -----------------

Severance and
 benefit costs...................      $          48.4    $          47.8    $      (45.4)  $           -     $            50.8
Asset impairments................                    -                2.8               -            (2.8)                    -
Other exit costs.................                  3.1                3.1            (3.5)              -                   2.7
Gain on sale of
 main plant......................                    -              (30.2)           30.2               -                     -
                                       ---------------    ---------------    ------------   -------------     -----------------
                                       $          51.5    $          23.5    $      (18.7)  $        (2.8)    $            53.5
                                       ===============    ===============    ============   =============     =================

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

The following table summarizes selected financial data for these acquisitions:

(Dollars in thousands)                                                     Groupe
                                           Danka   Imagitas   Compulit        MAG     Ancora    Group 1       IMEX
                                      ---------- ---------- ---------- ---------- ---------- ---------- ----------
Purchase price allocation
Intangible assets...................     $ 4,203   $ 61,600    $ 2,797    $10,356    $13,923   $ 82,067    $ 9,600
Goodwill............................       8,358    193,740     18,062     27,127     20,791    293,593     20,180
Other, net..........................       1,439    (25,340)     4,141      5,775      2,248    (46,539)       347
                                      ---------- ---------- ---------- ---------- ---------- ---------- ----------
 Purchase price.....................     $14,000   $230,000    $25,000    $43,258    $36,962   $329,121    $30,127
                                      ========== ========== ========== ========== ========== ========== ==========

Intangible assets
Customer relationships..............      $3,327    $18,100     $2,366    $10,356    $13,923    $32,267     $8,100
Supplier relationships..............           -     35,300          -          -          -          -          -
Mailing software
 and technology.....................           -      4,100          -          -          -     43,600        900
Trademarks and trade
 names..............................         876      4,100        431          -          -      6,200        600
                                      ---------- ---------- ---------- ---------- ---------- ---------- ----------
 Total intangible assets............      $4,203    $61,600     $2,797    $10,356    $13,923    $82,067     $9,600
                                      ========== ========== ========== ========== ========== ========== ==========

Intangible assets
amortization period
Customer relationships..............    15 years    5 years    4 years   15 years   15 years   15 years   15 years
Supplier relationships..............           -    9 years          -          -          -          -          -
Mailing software
 and technology.....................           -    5 years          -          -          -    9 years    5 years
Trademarks and trade
 names..............................     4 years    5 years    5 years          -          -    9 years    2 years
                                      ---------- ---------- ---------- ---------- ---------- ---------- ----------
 Total weighted average.............    13 years    8 years    4 years   15 years   15 years   12 years   13 years
                                      ========== ========== ========== ========== ========== ========== ==========


Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for certain of these acquisitions. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Danka, Imagitas, Compulit, Groupe MAG, Ancora, Group 1 and IMEX had occurred on January 1, 2004:

(Dollars in thousands)                                     Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30,
                                                   ---------------    ---------------    ---------------    ---------------
                                                              2005               2004               2005               2004
                                                   ---------------    ---------------    ---------------    ---------------
Total revenue..................................    $     1,356,434    $     1,290,161    $     4,071,046     $    3,857,734

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

Note 11:  Intangible Assets and Goodwill
----------------------------------------

Intangible assets are composed of the following:

(Dollars in thousands)                                    September 30, 2005                     December 31, 2004
                                                   ----------------------------------    ----------------------------------
                                                             Gross                                 Gross
                                                          Carrying        Accumulated           Carrying        Accumulated
                                                            Amount       Amortization             Amount       Amortization
                                                   ---------------    ---------------    ---------------    ---------------
Customer relationships.........................    $       275,742    $        47,652    $       255,512    $        33,168
Supplier relationships.........................             35,300              1,570                  -                  -
Mailing software and technology................            114,255             28,237            111,876             20,730
Trademarks and trade names.....................             20,914              8,793             15,897              6,685
Non-compete agreements.........................              3,884              3,258              3,922              2,887
                                                   ---------------    ---------------    ---------------    ---------------
                                                   $       450,095    $        89,510    $       387,207    $        63,470
                                                   ===============    ===============    ===============    ===============

Intangible assets acquired during the nine months ended September 30, 2005 are as follows:

(Dollars in thousands)                             Weighted Average
                                                       Amortization
                                                             Period       Acquisition
                                                                                 Cost
                                                   ----------------    --------------
Customer relationships.........................             7 years    $       26,651
Supplier relationships.........................             9 years            35,300
Mailing software and technology................             5 years             4,400
Trademarks and trade names.....................             5 years             5,407
Non-compete agreements.........................             5 years                87
                                                   ----------------    --------------
                                                            8 years    $       71,845
                                                                       ==============

Amortization expense for intangible assets for the three months ended September 30, 2005 and 2004 was $10.9 million and $6.9 million, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2005 and 2004 was $28.9 million and $16.9 million, respectively. Estimated intangible assets amortization expense for 2005 and the next five years is as follows:

(Dollars in thousands)
For the year ending 12/31/05...................    $        39,600
For the year ending 12/31/06...................    $        42,600
For the year ending 12/31/07...................    $        40,600
For the year ending 12/31/08...................    $        39,300
For the year ending 12/31/09...................    $        37,800
For the year ending 12/31/10...................    $        32,400

Changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2005 are as follows:

(Dollars in thousands)                                  Balance at    Acquired during                            Balance at
                                                         January 1,        the period                          September 30,
                                                              2005                                 Other               2005
                                                   ---------------    ---------------    ---------------    ---------------
Inside the U.S. -Mailing.......................    $        63,259    $         5,399    $            29    $        68,687
                -DMT...........................            291,686                  -              1,218            292,904
Outside the United States......................            423,536              8,358            (18,824)           413,070
                                                   ---------------    ---------------    ---------------    ---------------
Global Mailstream Solutions....................            778,481             13,757            (17,577)           774,661

Global Management Services.....................            427,574             18,062             (5,598)           440,038
Mail Services..................................            205,326            199,879              3,601            408,806
                                                   ---------------    ---------------    ---------------    ---------------
Global Business Services.......................            632,900            217,941             (1,997)           848,844

Capital Services...............................                  -                  -                  -                  -
                                                   ---------------    ---------------    ---------------    ---------------
Total..........................................    $     1,411,381    $       231,698    $       (19,574)   $     1,623,505
                                                   ===============    ===============    ===============    ===============

"Other" includes the impact of post closing acquisition and foreign currency translation adjustments.

Note 12:  Retirement Plans and Nonpension Postretirement Benefits
-----------------------------------------------------------------

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended September 30, 2005 and 2004 are as follows:

(Dollars in thousands)                                       United States                            Foreign
                                                   ----------------------------------    ----------------------------------
                                                          Three Months Ended                      Three Months Ended
                                                             September 30,                          September 30,
                                                   ----------------------------------    ----------------------------------
                                                              2005               2004               2005               2004
                                                   ---------------    ---------------    ---------------    ---------------
Service cost...................................    $         8,175    $         7,447    $         2,141    $         2,706
Interest cost..................................             21,878             21,934              5,147              6,242
Expected return on plan assets.................            (30,732)           (32,486)            (6,542)            (7,517)
Amortization of transition cost................                  -                  -               (150)              (130)
Amortization of prior service cost.............               (692)              (696)               143                164
Amortization of net loss.......................              7,646              3,601                992              1,983
Settlement/curtailment.........................                  -                  -                160                  -
                                                   ---------------    ---------------    ---------------    ---------------
Net periodic benefit cost......................    $         6,275    $          (200)   $         1,891    $         3,448
                                                   ===============    ===============    ===============    ===============

The components of net periodic benefit cost for defined benefit pension plans for the nine months ended September 30, 2005 and 2004 are as follows:

(Dollars in thousands)                                     United States                             Foreign
                                                   ----------------------------------    ----------------------------------
                                                           Nine Months Ended                     Nine Months Ended
                                                             September 30,                         September 30,
                                                   ----------------------------------    ----------------------------------
                                                              2005               2004               2005               2004
                                                   ---------------    ---------------    ---------------    ---------------
Service cost...................................    $        25,247    $        24,074    $         7,291    $         7,788
Interest cost..................................             67,568             66,321             15,936             17,817
Expected return on plan assets.................            (94,912)           (96,033)           (20,134)           (21,431)
Amortization of transition cost................                  -                  -               (442)              (392)
Amortization of prior service cost.............             (2,138)            (2,052)               426                467
Amortization of net loss.......................             19,960              9,495              6,263              5,621
Settlement/curtailment.........................                  -                  -                160                  -
                                                   ---------------    ---------------    ---------------    ---------------
Net periodic benefit cost......................    $        15,725    $         1,805    $         9,500    $         9,870
                                                   ===============    ===============    ===============    ===============

The company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects to contribute up to $5 million and up to $10 million, respectively, to its U.S. and foreign pension plans during 2005. At September 30, 2005, $3.0 million and $6.8 million of
contributions   have  been  made  to  the  U.S.  and  foreign   pension   plans,
respectively.

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three and nine months ended September 30, 2005 and 2004 are as follows:

(Dollars in thousands)                                    Three Months Ended                     Nine Months Ended
                                                             September 30,                         September 30,
                                                   ----------------------------------    ----------------------------------
                                                              2005               2004               2005               2004
                                                   ---------------    ---------------    ---------------    ---------------
Service cost...................................    $           790    $           546    $         2,460    $         2,610
Interest cost..................................              3,202              2,948             10,713             13,296
Amortization of prior service cost.............               (478)            (1,304)            (1,489)            (5,819)
Amortization of net loss.......................                304                905              1,816              4,367
                                                   ---------------    ---------------    ---------------    ---------------
Net periodic benefit cost......................    $         3,818    $         3,095    $        13,500    $        14,454
                                                   ===============    ===============    ===============    ===============

The company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects to contribute $36 million, which represents its expected benefit payments, to its nonpension postretirement benefit plans during 2005. At September 30, 2005, $30.9 million of benefit payments have been made.

Note 13:  Guarantees
--------------------

In connection with its Capital Services programs, the company has sold net finance receivables and in selective cases entered into guarantee contracts with varying amounts of recourse in privately placed transactions with unrelated third-party investors. The uncollected principal balances of receivables sold and guarantee contracts totaled $78 million and $99 million at September 30, 2005 and December 31, 2004, respectively. In accordance with GAAP, the company does not record these amounts as liabilities in its Consolidated Balance Sheets. The company's maximum risk of loss on these net financing receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value and supported by the creditworthiness of its customers. At September 30, 2005 and December 31, 2004, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts. As part of the company's review of its risk exposure, the company believes it has made adequate provision for sold receivables and guarantee contracts that may not be collectible.

The company provides product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. The company's product warranty liability reflects management's best estimate of probable liability under its product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, the company's product warranty liability at September 30, 2005 and December 31, 2004, respectively, was not material.

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

The IRS is in the process of completing its examination of the company's tax returns for the 1995 to 2000 tax years and has issued notices of proposed adjustments. The IRS will likely propose similar adjustments for years subsequent to 2000 in future audits with respect to these matters. The IRS may propose penalties on the company with respect to all periods that have been examined.

In addition, in 2005, the Canada Revenue Agency (CRA) issued an adjustment for the 1996 to 1999 tax years, relating to intercompany loan transactions. The company paid approximately $24 million in the first quarter of 2005 and plans to protest the adjustment.

The company vigorously disagrees with the proposed adjustments noted above and intends to aggressively contest these matters through applicable IRS, CRA and judicial procedures, as appropriate. The company has provided for its best estimate of the probable tax liability for these matters and believes that its accruals for tax liabilities are adequate for all open years. However, if the taxing authority prevails, an unfavorable resolution of these matters could have a material effect on the company's results of operations.

In April 2005, the company posted a $200 million tax bond with the IRS to mitigate IRS interest rate risk.

At any time, the company's provision for taxes could be affected by changes in tax law and interpretations by governments or courts.

Note 15:  Capital Services Spin-off
-----------------------------------

In December 2004, the company's Board of Directors approved a plan to pursue a sponsored spin-off of its Capital Services external financing business. The new entity will be an independent publicly traded company consisting of most of the assets in the Capital Services segment. On March 31, 2005, Pitney Bowes Credit Corporation, a wholly-owned subsidiary of the company, entered into a Subscription Agreement with Cerberus Capital Management, L.P. through its investment vehicle, JCC Management LLC (Investor). Under the terms of the Subscription Agreement, the Investor is expected to invest in excess of $100 million for common and preferred stock representing up to 19.9% of the voting interest and up to 48% economic interest in the spun-off entity. The Subscription Agreement anticipates that Pitney Bowes stockholders will receive 80.1% of the common stock of the new public company in a tax-free distribution. At the time of the spin-off, most of the assets in the Capital Services segment will become a separate entity (Spinco) from the company and become a publicly traded company.

In July 2005, the company received notice of termination of its agreement to provide future lease financing to Imagistics International, Inc. This agreement was replaced with two successive thirty-day lease financing agreements effective for October and November 2005.

The spin-off is not subject to a vote of Pitney Bowes shareholders. The transaction is subject to a favorable ruling from the IRS that the transaction will be tax-free, regulatory review and other customary conditions. The preparation of the regulatory filings with respect to the new company has taken longer than anticipated. Consequently, the company now expects the spin-off to occur mid-year 2006.

The company estimates that it will incur after-tax transaction costs of about $20 million to $35 million in connection with the spin-off. The majority of these costs will be incurred at the time of the spin-off. These costs are composed primarily of professional fees, taxes on asset transfers and lease contract termination fees.

In addition, in accordance with current accounting guidelines, at the time of the spin-off the company will be required to compare the book and fair market values of the assets and liabilities spun-off and record any resulting deficit as a charge in discontinued operations. The company currently estimates this potential non-cash after-tax charge to be in the range of $150 million to $250 million. The ultimate amount of this charge, if any, will be determined by the fair market value of Spinco at the time of the spin-off and the resolution of related tax liabilities.

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

Overview
--------

We again achieved positive results in the third quarter of 2005. We are realizing the benefits of our actions to strengthen revenue growth, expand into new market spaces and enhance our operating efficiency.

Revenue grew 11% in the third quarter of 2005 to $1.36 billion compared with the third quarter of 2004 driven by our broad based growth in equipment, software, supplies, financing and services. Revenue was also positively impacted by our acquisitions, which contributed approximately 6%.

Net income increased 6% in the third quarter of 2005 to $144 million compared with the third quarter of 2004. Diluted earnings per share increased to 62 cents in the third quarter of 2005 from 58 cents in the third quarter of 2004. Net income for the third quarter of 2005 and 2004 was reduced by after-tax restructuring charges of $8 million or 4 cents per diluted share and $10 million or 4 cents per diluted share, respectively.

We were able to grow our earnings per share despite an increase in interest expense, a higher tax rate and a reduced earnings contribution from Capital Services compared with the third quarter of the prior year.

See Results of Operations - third quarter of 2005 vs. third quarter of 2004 for a more detailed discussion of our quarterly results of operations.

Outlook
-------

We anticipate that we will experience continued strength in our financial results in the fourth quarter of 2005. We expect that revenue growth will be driven by small business, mail services, international, supplies, payments solutions and software offerings. In addition, we expect to continue our market expansion and derive further operating synergies from our recent acquisitions. We expect to experience a continuation in the ongoing changing mix of our product line, where a greater percentage of revenue is coming from diversified revenue streams associated with fully featured smaller systems and less from larger system sales.

As we have previously stated, we expect to record additional restructuring charges during the fourth quarter in connection with the continued realignment and streamlining of our worldwide infrastructure. We remain focused on disciplined expense control initiatives and will continue to allocate capital to optimize our returns.

We expect our effective tax rate to be in line with the first nine months of 2005, and while it is always difficult to predict future economic and interest trends, we expect interest and pension costs will continue to increase. We also will continue to be constrained by the year-over-year decline in earnings from our Capital Services business in anticipation of our previously announced plans to spin-off the majority of the assets in this segment.

Results of Operations - third quarter of 2005 vs. third quarter of 2004
-----------------------------------------------------------------------

Business segment results

In light of our recent organizational realignment, effective January 1, 2005, we revised our segments to reflect our product-based businesses separately from our service-based businesses. The following table shows revenue and earnings before interest and taxes (EBIT) by segment for the three months ended September 30, 2005 and 2004:

(Dollars in millions)                                       Revenue                                     EBIT
                                             --------------------------------------     --------------------------------------
                                                Three months ended September 30,           Three months ended September 30,
                                             --------------------------------------     --------------------------------------
                                                   2005          2004      % change           2005          2004      % change
                                             ----------    ----------    ----------     ----------    ----------    ----------
Inside the U.S. -Mailing.................    $      560    $      538             4%    $      226    $      215             5%
                -DMT.....................           115            91            26%            19             7           152%
Outside the United States................           274           242            13%            41            41             -%
                                             ----------    ----------    ----------     ----------    ----------    ----------
Global Mailstream Solutions..............           949           871             9%           286           263             9%

Global Management Services...............           261           267            (2%)           18            13            36%
Mail Services............................           115            50           129%             8             3           213%
                                             ----------    ----------    ----------     ----------    ----------    ----------
Global Business Services.................           376           317            19%            26            16            66%

Capital Services.........................            31            30             3%            16            22           (26%)
                                             ----------    ----------    ----------     ----------    ----------    ----------
Total....................................    $    1,356    $    1,218            11%    $      328    $      301             9%
                                             ==========    ==========    ==========     ==========    ==========    ==========

During the third quarter of 2005, Global Mailstream Solutions revenue and EBIT increased 9%. Inside the U.S., the quarter's revenue growth was favorably impacted by placements of networked digital mailing systems, especially for small and mid-sized systems, mail creation equipment, and supplies. The quarter's results also included higher revenue from DMT that was driven by growth from Group 1 Software, Inc. (Group 1), which was acquired in July 2004 and placements of the industry leading Advanced Productivity Systems and Flexible Productivity Systems. Outside of the U.S., revenue grew at 13 percent. These results include increased placements of mailing equipment with small businesses and increased sales of supplies in Europe. In addition, revenue growth benefited from the acquisitions of Groupe MAG and Danka Canada Inc. as well as favorable foreign currency translation. Revenue growth in the quarter was adversely impacted by the timing of production mail placements in Europe.

During the third quarter of 2005, Global Business Services revenue increased 19% and EBIT increased 66%. Our management services operation reported a 2% decline in revenue and an EBIT margin improvement to 7 percent. This reflects our focus on enhancing profitability for this business. Mail Services revenue grew 129% versus the prior year as a result of continued expansion of our network, growth in our customer base and the acquisition of Imagitas during the second quarter of 2005. EBIT margins were seven percent, which was an improvement versus the prior year even as we continued to invest in the expansion of our presort and international mail network and integrate recently acquired sites. Imagitas expanded its marketing services for the motor vehicle registration process to a fifth state and launched a catalog request form as an expanded offering in its move update kit.

During the third quarter of 2005, Capital Services revenue increased 3% and EBIT decreased 26% primarily as a result of the costs associated with the planned spin-off of this business. During the first quarter of 2005 we signed a definitive agreement with a third party investor for a sponsored spin-off of most of the assets in our Capital Services segment. These assets contributed approximately 3 cents per diluted share in the third quarter of 2005, about 1 cent per diluted share less than the prior year.

Revenue by source

The following table shows revenue by source for the three months ended September 30, 2005 and 2004:

(Dollars in thousands)                                                              Three Months Ended September 30,
                                                                         ------------------------------------------------------
                                                                                     2005               2004           % change
                                                                         ----------------    ---------------    ---------------
Sales...............................................................     $        394,754    $       346,397                 14%
Rentals.............................................................              198,894            199,768                  -%
Financing...........................................................              159,582            147,599                  8%
Support services....................................................              196,162            177,480                 11%
Business services...................................................              376,409            316,462                 19%
Capital Services....................................................               30,633             29,816                  3%
                                                                         ----------------    ---------------    ---------------
Total revenue.......................................................     $      1,356,434    $     1,217,522                 11%
                                                                         ================    ===============    ===============

Sales revenue increased 14% due to strong growth in worldwide sales of digital mailing equipment, supplies, mail creation equipment and production mail equipment in the U.S.; the acquisitions of Group 1, Groupe MAG and Danka, which contributed 5%; and the favorable impact of foreign currency, which contributed 1%.

Rentals revenue remained flat compared with the prior year.

Financing revenue increased 8% due primarily to growth in our worldwide equipment leasing volumes, higher revenue from payment solutions and the favorable impact of foreign currency, which contributed 1%.

Support services revenue increased 11% due primarily to the acquisitions of Group 1, Groupe MAG and Danka, which contributed 7%; the favorable impact of foreign currency, which contributed 1%; a larger population of international and DMT equipment maintenance agreements; and revenue from the hardware equipment services contracts of Standard Register Inc.

Business services revenue increased 19% due primarily to strong growth at our existing mail services sites; and the acquisitions of Ancora Capital & Management Group LLC (Ancora), Compulit, Inc. (Compulit) and Imagitas, which contributed 13%.

Capital Services revenue increased 3% due primarily to asset sales during the third quarter of 2005.

Costs and expenses

Cost of sales decreased to 42.6% of related revenue in the third of 2005 compared with 44.0% in the third quarter of 2004 primarily due to the increase in mix of higher margin software and supplies revenue and benefits from our transition to outsourcing of parts for digital equipment.

Cost of rentals was 19.6% of related revenue in the third quarter of 2005 and 2004.

Cost of support services increased to 52.6% of related revenue in the third quarter of 2005 compared with 50.7% in the third quarter of 2004 primarily due to the increase in mix of lower margin international support services revenue, partially offset by higher margin software support services revenue at Group 1.

Cost of business services decreased to 79.6% of related revenue in the third quarter of 2005 compared with 83.1% in the third quarter of 2004 primarily due to our ongoing focus on cost containment and efficiency in our management services operations.

Selling, general and administrative expenses increased to 31.0% of revenue in the third quarter of 2005 compared with 30.5% of revenue in the third quarter of 2004. This increase was due to the impact of acquisitions and our planned spin-off of Capital Services, which more than offset our continued focus on controlling operating expenses and benefits from our transformation programs.

Research and development expenses decreased 6.1% to $40.0 million in the third quarter of 2005 compared with $42.6 million in the third quarter of 2004. The decrease reflects the recent launches of our new mail creation and mail finishing products. Our investment in research and development reflects our continued investment in developing new technologies and enhancing features for all our products.

Net interest expense increased to $54.1 million in the third quarter of 2005 from $43.4 million in the third quarter of 2004. The increase was due to higher average interest rates and higher borrowings during the third quarter of 2005 compared with the third quarter of 2004.

The effective tax rate for the third quarter of 2005 was 33.9% compared with 32.0% in the third quarter of 2004. The effective tax rates for the third quarter of 2005 and 2004 included tax benefits of .1% and .3%, respectively, from restructuring initiatives. The increase in the 2005 effective tax rate reflects the impact of our strategy to cease originating large-ticket, structured, third party financing of non-core assets.

Results of Operations - nine months of 2005 vs. nine months of 2004
-------------------------------------------------------------------

For the first nine months of 2005 compared with the same period of 2004, revenue increased 12% to $4.0 billion, and net income increased 11% to $432.9 million. Net income for the first nine months of 2005 and 2004 was reduced by after-tax restructuring charges of $14.8 million (6 cents per diluted share) and $30.0 million (13 cents per diluted share), respectively. The factors that affected our results of operations for the nine months ended September 30, 2005 compared with the same period of 2004 included those cited for the third quarter of 2005 versus 2004.

Charitable Contribution
-----------------------

During the first quarter of 2005, we contributed $10 million ($6 million after-tax) to the Pitney Bowes Literacy and Education Fund and the Pitney Bowes Involvement Fund.

Restructuring
-------------

In connection with our previously announced restructuring initiatives, we recorded pre-tax restructuring charges of $12.9 million and $15.6 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, pre-tax restructuring charges were $23.5 million and $46.9 million, respectively. We expect these restructuring initiatives to be substantially completed by the end of 2005 and currently estimate 2005 pre-tax restructuring charges to be in the range of $30 million to $50 million, net of the $30 million gain on the sale of our main plant manufacturing facility. As we continue to finalize our restructuring plans, the ultimate amount and timing of the restructuring charges may differ from our current estimates. The charges related to these restructuring initiatives will be recorded as the various initiatives take effect.

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

The pre-tax restructuring charges are composed of:

(Dollars in millions)                                     Three Months Ended                    Nine Months Ended
                                                             September 30,                        September 30,
                                                   ----------------------------------    ----------------------------------
                                                              2005               2004               2005               2004
                                                   ---------------    ---------------    ---------------    ---------------
Severance and benefit costs....................    $          10.0    $          12.4    $          47.8    $          30.5
Asset impairments..............................                1.8                1.6                2.7               11.0
Other exit costs...............................                1.1                1.6                3.2                5.4
Gain on sale of main plant.....................                  -                  -              (30.2)                 -
                                                   ---------------    ---------------    ---------------    ---------------
  Total........................................    $          12.9    $          15.6    $          23.5    $          46.9
                                                   ===============    ===============    ===============    ===============

All restructuring charges, except for asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 3,100 employees worldwide from the inception of this plan through September 30, 2005 and expected future workforce reductions of approximately 500 employees. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 61% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments relate primarily to the write-down of property, plant and equipment resulting from the closure or streamlining of certain facilities and systems. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities. During the three months ended March 31, 2005, we recorded a pre-tax gain of $30.2 million related to the sale of our main plant manufacturing facility in Connecticut.

Accrued restructuring charges at September 30, 2005 are composed of the following:

(Dollars in millions)                      Balance at                                  Cash                        Ending balance
                                            January 1,     Restructuring          (payments)          Non-cash    at September 30,
                                                 2005      charges (gain)          receipts            charges               2005
                                      ---------------    ---------------    ---------------    ---------------    ---------------
Severance and
 benefit costs...................     $          48.4    $          47.8    $         (45.4)   $             -    $          50.8
Asset impairments................                   -                2.8                  -               (2.8)                 -
Other exit costs.................                 3.1                3.1               (3.5)                 -                2.7
Gain on sale of
 main plant......................                   -              (30.2)              30.2                  -                  -
                                      ---------------    ---------------    ---------------    ---------------    ---------------
                                      $          51.5    $          23.5    $         (18.7)   $          (2.8)   $          53.5
                                      ===============    ===============    ===============    ===============    ===============


Acquisitions
------------

On September 1, 2005, the company signed a definitive agreement to acquire all of the remaining outstanding shares of Firstlogic, Inc. (Firstlogic) for approximately $50 million in cash. The company currently has a 10% equity ownership of this privately held company. Firstlogic develops and markets software and services that improve operations in data quality, mailing efficiency and postal automation. This acquisition is subject to regulatory approval. On October 31, 2005 we received a request for additional information (commonly known as a Second Request) from the Federal Trade Commission. As a result, the acquisition of Firstlogic may not be completed until thirty days following substantial compliance with the Second Request. This agreement may be terminated by either party without any further liability or obligation after November 15, 2005.

On June 30, 2005, we acquired Danka, a subsidiary of Danka Business Systems PLC, for a net purchase price of $14 million in cash. Danka is a leading provider of office systems services, supplies and equipment in Canada. This acquisition strengthens our Canadian operations by enhancing our geographic coverage and extending our offerings.

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

The operating results of these acquisitions have been included in our consolidated financial statements since the date of acquisition. These acquisitions did not materially impact net income for the three and nine months ended September 30, 2005 or 2004, respectively.

During 2005 and 2004, we also completed several smaller acquisitions, including additional sites for our mail services operations and some of our international dealerships. We also acquired the equipment services business of Standard Register Inc. at the end of 2004. The cost of these acquisitions was in the aggregate less than $75 million in each year. These acquisitions did not have a material impact on our financial results either individually or on an aggregate basis.

Liquidity and Capital Resources
-------------------------------

Our ratio of current assets to current liabilities increased to .93 to 1 at September 30, 2005 compared with .82 to 1 at December 31, 2004. The increase in this ratio was due primarily to the decrease in notes payable and current portion of long-term debt during the nine months ended September 30, 2005.

The ratio of total debt to total debt and stockholders' equity was 75.8% at September 30, 2005 compared with 75.5% at December 31, 2004. Including the preferred stockholders' equity in a subsidiary company as debt, the ratio of total debt to total debt and stockholders' equity was 77.0% at September 30, 2005 compared with 76.9% at December 31, 2004. The increase in these ratios was driven primarily by an increase in debt, stock repurchases and the payment of dividends, offset by net income.

Cash Flows for the Nine Months Ended September 30, 2005

Net cash provided by operating activities was $433 million and consisted primarily of net income adjusted for non-cash items, changes in operating assets and liabilities, and the $200 million tax bond posted with the IRS in April 2005 (see Other Regulatory Matters). The increase in our deferred taxes on income and income taxes payable balances contributed $125 million to cash from operations, resulting primarily from continued tax benefits from our internal financing and the run-off of Capital Services leasing activities. Other operating assets and liabilities reduced our cash from operations by $137 million due primarily to higher accounts receivable and finance receivable balances resulting from strong growth in our businesses.

Net cash used in investing activities was $407 million and consisted primarily of acquisitions and capital expenditures, partially offset by cash generated from Capital Services asset sales and net proceeds from the sale of the main plant.

Net cash used in financing activities was $45 million and consisted primarily of dividends paid to stockholders and stock repurchases, partially offset by proceeds from the issuance of debt and stock.

Cash Flows for the Nine Months Ended September 30, 2004

Net cash provided by operating activities was $728 million and consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The increase in our deferred taxes on income and income taxes payable balances contributed $158 million to cash from operations, resulting from continued tax benefits from our internal financing and Capital Services leasing activities. Other operating assets and liabilities reduced our cash from operations by $39 million primarily due to the timing of accounts payable and accrued liabilities payments.

Net cash used in investing activities was $540 million and consisted primarily of acquisitions and capital expenditures, partially offset by cash generated from Capital Services asset sales.

Net cash used in financing activities was $176 million and consisted primarily of dividends paid to stockholders and stock repurchases, partially offset by proceeds from issuance of debt and stock.

Financings and Capitalization
-----------------------------

On October 11, 2005, Pitney Bowes Nova Scotia II ULC, a wholly owned subsidiary of the company, issued $150 million floating rate notes maturing in October 2010. These notes bear interest at an annual rate of LIBOR plus 15 basis points and pay interest quarterly beginning December 2005. The proceeds from these notes will be used for general corporate purposes, including the repayment of commercial paper, the financing of acquisitions and the repurchase of company stock.

At September 30, 2005, $1.6 billion remained available under the shelf registration statement filed in February 2005 with the Securities and Exchange Commission (SEC), permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

In July 2005, we issued $500 million of unsecured fixed rate notes maturing in January 2016. These notes bear interest at an annual rate of 4.75% and pay interest semi-annually beginning January 2006. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, the financing of acquisitions and the repurchase of company stock.

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

Capital Expenditures
--------------------

During the first nine months of 2005, capital expenditures included $104.9 million in net additions to property, plant and equipment and $110.5 million in net additions to rental equipment and related inventories compared with $136.5 million and $89.7 million, respectively, in the same period in 2004. The addition of rental equipment relates primarily to postage meters and increased over the prior year due to higher placements of our digital meters during the nine months ended September 30, 2005.

We expect capital expenditures for the remainder of 2005 to be approximately the same as the prior year.

Capital Services
----------------

Capital Services strategy

In December 2004, our Board of Directors approved a plan to pursue a sponsored spin-off of our Capital Services external financing business. The new entity will be an independent publicly traded company consisting of most of the assets in our Capital Services segment. On March 31, 2005, Pitney Bowes Credit Corporation, a wholly-owned subsidiary of the company, entered into a Subscription Agreement with Cerberus Capital Management, L.P. through its investment vehicle, JCC Management LLC (Investor). Under the terms of the Subscription Agreement, the Investor is expected to invest in excess of $100 million for common and preferred stock representing up to 19.9% of the voting interest and up to 48% economic interest in the spun-off entity. The Subscription Agreement anticipates that Pitney Bowes stockholders will receive 80.1% of the common stock of the new public company in a tax-free distribution. At the time of the spin-off, most of the assets in our Capital Services segment will become a separate entity (Spinco) from the company and become a publicly traded company.

In July 2005, we received notice of termination of our agreement to provide future lease financing to Imagistics International, Inc. This agreement was replaced with two successive thirty-day lease financing agreements effective for October and November 2005.

The spin-off is not subject to a vote of Pitney Bowes shareholders. The transaction is subject to a favorable ruling from the Internal Revenue Service
(IRS) that the transaction will be tax-free, regulatory review and other customary conditions. The preparation of the regulatory filings with respect to the new company has taken longer than anticipated. Consequently, we now expect the spin-off to occur mid-year 2006.

We estimate that we will incur after-tax transaction costs of about $20 million to $35 million in connection with the spin-off. The majority of these costs will be incurred at the time of the spin-off. These costs are composed primarily of professional fees, taxes on asset transfers and lease contract termination fees.

In addition, in accordance with current accounting guidelines, at the time of the spin-off we will be required to compare the book and fair market values of the assets and liabilities spun-off and record any resulting deficit as a charge in discontinued operations. We currently estimate this potential non-cash after-tax charge to be in the range of $150 million to $250 million. The ultimate amount of this charge, if any, will be determined by the fair market value of Spinco at the time of the spin-off and the resolution of related tax liabilities.

The Subscription Agreement was filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

Capital Services portfolio

Our investment in Capital Services lease related assets included in our Consolidated Balance Sheets is composed of the following:

(Dollars in millions)                          September 30,       December 31,
                                                       2005               2004
                                            ---------------    ---------------
Leveraged leases.......................     $         1,575    $         1,585
Finance receivables....................                 551                633
Rental equipment.......................                  48                 54
                                            ---------------    ---------------
Total..................................     $         2,174    $         2,272
                                            ===============    ===============

The investment in leveraged leases included in our Consolidated Balance Sheets is diversified across the following types of assets:

(Dollars in millions)                          September 30,       December 31,
                                                       2005               2004
                                            ---------------    ---------------
Locomotives and rail cars..............     $           391    $           382
Postal equipment.......................                 363                356
Commercial real estate.................                 251                242
Commercial aircraft....................                 237                275
Telecommunications.....................                 141                141
Rail and bus...........................                 133                133
Shipping and handling..................                  59                 56
                                            ---------------    ---------------
Total leveraged leases.................     $         1,575    $         1,585
                                            ===============    ===============

At September 30, 2005 and December 31, 2004, our leveraged lease investment in commercial real estate facilities included approximately $94 million and $92 million, respectively, related to leases of corporate facilities to four U.S. telecommunication entities, of which $78 million and $76 million, respectively, is with lessees that are highly rated. Additionally, our leveraged lease investment in telecommunications equipment represents leases to three highly rated international telecommunication entities. At September 30, 2005, substantially all of this portfolio is further secured by equity defeasance accounts or other third party credit arrangements.

At September 30, 2005, approximately 54% of our total leveraged lease portfolio is further secured by equity defeasance accounts or other third party credit arrangements. In addition, at September 30, 2005, approximately 18% of the remaining leveraged lease portfolio represents leases to highly rated government related organizations that have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Finance receivables are composed of the following:

(Dollars in millions)                          September 30,       December 31,
                                                       2005               2004
                                            ---------------    ---------------
Large ticket single investor leases....     $           283    $           350
Imagistics lease portfolio.............                 268                283
                                            ---------------    ---------------
Total..................................     $           551    $           633
                                            ===============    ===============

Investment in commercial passenger and cargo aircraft leasing transactions

At September 30, 2005 and December 31, 2004, our net investment in commercial passenger and cargo aircraft leasing transactions, net of related debt and minority interest, was $237 million and $276 million, respectively, which is composed of transactions with U.S. airlines of $24 million, for both periods, and foreign airlines of $213 million and $252 million, respectively. Our net investment in commercial passenger and cargo aircraft leasing portfolio is composed of investments in leveraged lease transactions, direct financing lease transactions and a portion of our investment in PBG Capital Partners LLC (PBG). Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) our inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover our net investment; and/or (3) in the case of the leveraged lease portfolio, the default of an equity defeasance or other third party credit arrangements. At September 30, 2005, approximately 43% of our remaining net investment in commercial passenger and cargo aircraft leasing investments was further secured by approximately $104 million of equity defeasance accounts or third party credit arrangements.

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

As a result of continued payments from our lessees, we resumed recognition of financing income on certain aircraft leases beginning January 1, 2005.

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Our ownership of the equity of PBG qualifies as a variable interest entity under FIN No. 46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. We adopted the provisions of FIN No. 46 effective March 31, 2004 and consolidated the assets and liabilities of PBG on March 31, 2004. Prior to March 31, 2004, we accounted for PBG under the equity method of accounting. PBG's minority interest of $43 million and $41 million, respectively, is included in other noncurrent liabilities in the Consolidated Balance Sheets at September 30, 2005 and December 31, 2004. The consolidation of PBG did not have a material impact on our results of operations or cash flows.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan that has concluded that prescription drug benefits available under the plan are actuarially equivalent and thus qualify for the subsidy under the Act. We concluded that the prescription drug benefits provided under our nonpension postretirement benefit plans are actuarially equivalent to the prescription drug benefits offered under Medicare Part D. The provisions of FSP No. 106-2 were adopted on a prospective basis on July 1, 2004. The adoption of FSP No. 106-2 reduced our nonpension postretirement accumulated benefit obligation by approximately $60 million, which has been recognized as a reduction in our unrecognized actuarial loss.

In November 2004, Statement of Financial Accounting Standards (FAS) No. 151, "Inventory Costs," was issued. FAS No. 151 amends and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provisions of FAS No. 151 are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of FAS No. 151 and do not expect the adoption of this provision to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The FSP provides guidance under FAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that companies are allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on their plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. We are currently evaluating the effects of the repatriation provision and do not expect the adoption of this provision to have a material impact on our financial position, results of operations or cash flows.

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

In June 2005, the FASB issued FASB Staff Position (FSP) No. FAS 143-1, "Accounting for Electronic Equipment Waste Obligations," that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the "Directive"). The adoption of this FSP did not have a material effect on our financial position, results of operations or cash flows for those European Union (EU) countries that enacted the Directive into country-specific laws. We are currently evaluating the impact of applying this FSP in the remaining countries in future periods and do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

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

The IRS is in the process of completing its examination of our tax returns for the 1995 to 2000 tax years and has issued notices of proposed adjustments. The IRS will likely propose similar adjustments for years subsequent to 2000 in future audits with respect to these matters. The IRS may propose penalties on us with respect to all periods that have been examined.

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

Forward-Looking Statements
--------------------------

We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q, other reports or press releases or made by our management involve risks and uncertainties which may change based on various important factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are those which talk about the company's or management's current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by us or on our behalf include:

o changes in international or national political conditions, including any terrorist attacks
o negative developments in economic conditions, including adverse impacts on customer demand
o    changes in postal regulations
o    timely development and acceptance of new products
o success in gaining product approval in new markets where regulatory approval is required
o    successful entry into new markets
o mailers' utilization of alternative means of communication or competitors' products
o    the company's  success at managing  customer  credit risk,  including risks
     associated   with   commercial   passenger  and  cargo   aircraft   leasing
     transactions
o the company's success at managing costs associated with its strategy of outsourcing functions and operations not central to its business
o    changes in interest rates
o    foreign currency fluctuations
o cost, timing and execution of the restructuring plan, including any potential asset impairments
o regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions
o impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents
o    third-party suppliers' ability to provide product components
o negative income tax adjustments for prior audit years and changes in tax laws or regulations
o terms and timing of actions to reduce exposures and disposal of assets in our Capital Services segment, including the anticipated plan to spin-off the majority of the assets in this segment
o    continuing developments in the U.S. and foreign airline industry
o    changes in pension and retiree medical costs
o    acts of nature.

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

Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2005. In addition, no change in internal control over financial reporting occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

                           Part II - Other Information
                           ---------------------------

Item 1: Legal Proceedings

There were no material changes to the legal proceedings disclosures made in our 2004 Annual Report on Form 10-K, dated March 8, 2005, as updated by our Quarterly Reports on Form 10-Q for the first and second quarter of 2005, dated May 6, 2005 and August 8, 2005, respectively.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market.

In May 2004, the Board of Directors of Pitney Bowes authorized $300 million for repurchases of outstanding shares of our common stock in the open market during the subsequent 12 to 24 months. We repurchased 2.3 million shares in 2004 under this program for a total price of $100 million, leaving $200 million remaining for future repurchases under this program. We repurchased 4.3 million shares during the nine months ended September 30, 2005 under this program for a total price of $190 million leaving $10 million remaining for future repurchases under this program.

In September 2005, the Board of Directors of Pitney Bowes authorized $300 million for repurchases of outstanding shares of our common stock in the open market during the subsequent 12 to 24 months. We now have $310 million of remaining authorization for future share repurchases.

Company Purchases of Equity Securities

The following table summarizes our share repurchase activity:

                                                                              Total number of    Approximate dollar value
                                    Total number        Average price     shares purchased as      of shares that may yet
                                       of shares             paid per      part of a publicly      be purchased under the
Period                                 purchased                share          announced plan         plan (in thousands)
---------------------------    -----------------    -----------------    --------------------    ------------------------

May 2004 Program
---------------------------
January 2005...............                    -                    -                       -                    $200,002
February 2005..............              663,400               $46.50                 663,400                    $169,153
March 2005.................              718,800               $45.74                 718,800                    $136,277
April 2005.................                    -                    -                       -                    $136,277
May 2005...................              504,250               $45.05                 504,250                    $113,559
June 2005..................            1,447,500               $43.11               1,447,500                    $ 51,154
July 2005..................               34,100               $44.71                  34,100                    $ 49,630
August 2005................              383,081               $43.76                 383,081                    $ 32,865
September 2005.............              539,732               $42.27                 539,732                    $ 10,050
                               -----------------                         --------------------
                                       4,290,863                                    4,290,863
                               =================                         ====================


Item 6:  Exhibits

     Reg. S-K
     Exhibits     Description
     --------     -------------------------------------------------------------

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




November 8, 2005




                                   /s/ B. P. Nolop
                                   ---------------------------------------------
                                   B. P. Nolop
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)



                                   /s/ S. J. Green
                                   ---------------------------------------------
                                   S. J. Green
                                   Vice President - Finance and
                                   Chief Accounting Officer
                                   (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------


     Reg. S-K
     Exhibits     Description
     --------     -------------------------------------------------------------

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

        (32.1)    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350

        (32.2)    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

                                                                    Exhibit (12)
                                                                    ------------


                                Pitney Bowes Inc.
              Computation of Ratio of Earnings to Fixed Charges (1)
              -----------------------------------------------------

(Dollars in thousands)
                                                        Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,
                                                   ----------------------------    ----------------------------
                                                           2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
Income before income taxes.....................    $    218,242    $    200,638    $    655,863    $    584,607

Add:
  Interest expense.............................          53,209          43,046         149,010         126,670
  Portion of rents representative
    of the interest factor.....................          13,382          12,881          37,928          38,224
  Amortization of capitalized
    interest...................................             367             369           1,103           1,105
  Minority interest in the income of
    subsidiary with fixed charges..............           2,389           1,361           6,441           3,194
                                                   ------------    ------------    ------------    ------------

Income as adjusted.............................    $    287,589    $    258,295    $    850,345    $    753,800
                                                   ============    ============    ============    ============

Fixed charges:
  Interest expense.............................    $     53,209    $     43,046    $    149,010    $    126,670
  Portion of rents representative
    of the interest factor.....................          13,382          12,881          37,928          38,224
  Minority interest, excluding taxes, in the
    income of subsidiary with fixed charges....           3,613           2,000           9,758           4,694
                                                   ------------    ------------    ------------    ------------

Total fixed charges............................    $     70,204    $     57,927    $    196,696    $    169,588
                                                   ============    ============    ============    ============

Ratio of earnings to fixed charges.............            4.10            4.46            4.32            4.44
                                                   ============    ============    ============    ============

(1) The computation of the ratio of earnings to fixed charges has been computed by dividing income before income taxes as adjusted by fixed charges. Included in fixed charges is one-third of rental expense as the representative portion of interest.

                                                                  Exhibit (31.1)
                                                                  --------------

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: November 8, 2005


/s/ Michael J. Critelli
-----------------------
Michael J. Critelli
Chief Executive Officer

                                                                  Exhibit (31.2)
                                                                  --------------

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: November 8, 2005


/s/ Bruce P. Nolop
------------------
Bruce P. Nolop
Chief Financial Officer

                                                                  Exhibit (32.1)
                                                                  --------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350


The certification set forth below is being submitted in connection with the Quarterly Report of Pitney Bowes Inc. (the "company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code.

I, Michael J. Critelli, Chief Executive Officer of the company, certify that, to the best of my knowledge:

 (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.



/s/ Michael J. Critelli
------------------------
Michael J. Critelli
Chief Executive Officer

November 8, 2005

                                                                  Exhibit (32.2)
                                                                  --------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350


The certification set forth below is being submitted in connection with the Quarterly Report of Pitney Bowes Inc. (the "company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code.

I, Bruce P. Nolop, Chief Financial Officer of the company, certify that, to the best of my knowledge:

 (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.



/s/ Bruce P. Nolop
-------------------
Bruce P. Nolop
Chief Financial Officer
November 8, 2005