Form 10-K
period 2005-12-31
PITNEY BOWES INC /DE/
filed 2006-03-13
CIK 78814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 1-3579

PITNEY BOWES INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0495050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Elmcroft Road Stamford, Connecticut (Address of principal executive offices)	06926-0700 (Zip Code)

(203) 356-5000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value per share $2.12 Convertible Cumulative Preference Stock (no par value)	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: 4% Convertible Cumulative Preferred Stock ($50 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X]  No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]                      Accelerated filer [  ]                    Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,997,092,204 based on the closing sale price as reported on the New York Stock Exchange.

Number of shares of common stock, $1 par value, outstanding as of close of business on February 10, 2006: 226,982,727 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Commission on or before March 31, 2006 and to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders to be held May 8, 2006, are incorporated by reference in Part III.

PITNEY BOWES INC.

PITNEY BOWES INC.
PART I

ITEM 1 — BUSINESS

Our Company was incorporated in the state of Delaware on April 23, 1920, as the Pitney Bowes Postage Meter Company. Today, we are a provider of leading edge, global, integrated mail and document management solutions for organizations of all sizes.

Pitney Bowes Inc. and its subsidiaries (which we refer to in this Form 10-K as us, we, our or the Company) operate in the following business groups: Global Mailstream Solutions, Global Business Services and Capital Services. We operate both inside and outside the United States. See Note 20 to the consolidated financial statements for financial information concerning revenue, earnings before interest and taxes (EBIT) and identifiable assets, by reportable segment and geographic area.

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

Business Segments

In light of our organizational realignment, effective January 1, 2005, we revised our businesses into three groups, Global Mailstream Solutions, Global Business Services and Capital Services, to reflect our product-based businesses separately from our service-based businesses. Prior year amounts have been reclassified to conform to the current year presentation. See business segment information in Results of Continuing Operations in Item 7 of this Form 10-K.

Global Mailstream Solutions

Global Mailstream Solutions includes our Inside the U.S. — Mailing, Inside the U.S. — Document Messaging Technologies (DMT), and Outside the United States segments.

Our Inside the U.S. — Mailing segment includes U.S. revenue and related expenses from the sale, rental and financing of mail finishing, mail creation and shipping equipment; supplies, software, support services and payment solutions.

Our Inside the U.S. — DMT segment includes U.S. revenue and related expenses from the sale, service and financing of high speed, production mail systems, sorting equipment, incoming mail systems, electronic statement, billing and payment solutions, and mailing and customer communication software.

Our Outside the United States segment includes non-U.S. revenue and related expenses from the sale, rental and financing of mail finishing, mail creation, shipping, high speed production mail, sorting and incoming mail systems; electronic statement, billing and payment solutions; supplies, support service, and mailing and customer communication software.

Global Business Services

Global Business Services includes our Global Management Services and Mail Services segments.

Our Global Management Services (PBMS) segment includes worldwide revenue and related expenses from facilities management contracts for advanced mailing, secure mail services, reprographic, document management and other value added services in key vertical markets. These services are provided both on and off customer sites.

Our Mail Services segment includes revenue and related expenses from presort mail services, international outbound mail services and direct mail marketing services. Mail Services offers our customers postal discounts on both domestic and international mail through our presort and consolidation services, and the ability to market to hard to reach customers by using our specialized direct mail marketing services.

Capital Services

Our Capital Services segment consists of financing for non-Pitney Bowes equipment including the financing of Imagistic International Inc.’s copier equipment.

In the past, we have directly financed or arranged financing for commercial and non-commercial aircraft, real estate, over-the-road trucks and trailers, locomotives, railcars, rail and bus facilities, office equipment and high-technology equipment such as data processing and communications equipment.

In 2003, we announced our intention to look at options for exiting this business. See Capital Services in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

Support Services

We maintain extensive field service organizations to provide services for customers’ equipment, usually in the form of annual maintenance contracts.

Marketing

Our products and services are marketed through an extensive network of offices in the U.S. and through a number of our subsidiaries and independent distributors and dealers in many countries throughout the world. We also use direct marketing, outbound telemarketing and the Internet to reach our potential and existing customers. We sell to a variety of business, governmental, institutional and other organizations. We have a broad base of customers, and we are not dependent upon any one customer or type of customer for a significant part of our revenue. We do not have significant backlog or seasonality relating to our businesses.

Credit Policies

We establish credit approval limits and procedures at regional, divisional, subsidiary and corporate levels based on the credit quality of the customer and the type of product or service provided. In addition, we utilize an Automatic Approval Program (AAP) for certain leases within our internal financing operations. The AAP program is designed to facilitate low dollar transactions by utilizing historical payment patterns and losses realized for customers with common credit characteristics. The program dictates the criteria under which we will accept a customer without performing a more detailed credit investigation. The AAP considers criteria such as maximum equipment cost, a customer’s time in business and payment experience with us.

We base our credit decisions primarily on a customer’s financial strength and in the case of our Capital Services programs, we have also considered collateral values.

Competition

We are a leading supplier of products and services in our business segments, particularly postage meters, mailing equipment and related document messaging services and software, and mail services. Our meter base and our continued ability to place meters in key markets is a significant contributor to our current and future revenue and profitability. However, all of our segments face strong competition from a number of companies. In particular, we face competition for new placements from other postage meter and mailing machine suppliers, and our mailing products, services and software face competition from products and services offered as alternative means of message communications. Global Management Services, a major provider of business services to the corporate, financial services, and professional services markets, competes against national, regional and local firms specializing in facilities and document management. We believe that our long experience and reputation for product quality, and our sales and support service organizations are important factors in influencing customer choices with respect to our products and services.

The financing business is highly competitive. Leasing companies, commercial finance companies, commercial banks and other financial institutions compete, in varying degrees, in the markets in which our finance operations do business. Our competitors range from very large, diversified financial institutions to many small, specialized firms. Our competitive advantage is that we finance the majority of our products through our captive financing business.

Research, Development and Intellectual Property

Our significant investment in research and development operations differentiates us from our competitors. We have research and development programs that are directed toward developing new products and service methods. Our expenditures on research and development were $165 million, $160 million and $147 million in 2005, 2004 and 2003, respectively.

As a result of our research and development efforts, we have been awarded a number of patents with respect to several of our existing and planned products. We do not believe our businesses are materially dependent on any one patent or any group of related patents or on any one license or any group of related licenses.

Material Supplies

We believe we have adequate sources for most parts and materials for our products that we manufacture or assemble. However, as we continue to shift from direct manufacturing to assembly of our products, we rely to an increasing extent on third-party suppliers.

Regulatory Matters

We are subject to the U.S. Postal Service’s (USPS) regulations and those of foreign postal authorities, related to product specifications and business practices. From time to time, we will work with these governing bodies to help in the enhancement and growth of mail and the mail channel. See Legal and Regulatory Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

Employee Relations

At December 31, 2005, we employed 25,319 persons in the U.S. and 8,846 persons outside the U.S. Headcount decreased in 2005 compared to 2004 due to our restructuring initiatives, partially offset by our 2005 acquisitions. We believe that employee relations are satisfactory. The large majority of our employees are not represented by any labor union. Our management follows the policy of keeping employees informed of decisions, and encourages and implements employee suggestions whenever practicable.

ITEM 1A — RISK FACTORS

Risk Factors

In addition to other information and risk disclosures contained in this Form 10-K, the risk factors discussed in this section should be considered in evaluating our business. We work to manage and mitigate these risks proactively, including through our use of an enterprise risk management program. In our management of these risks, we also evaluate the potential for additional opportunities that may be exploitable in mitigating against these risks. Nevertheless, the following risks, some of which may be beyond our control, could materially impact our results of operations or cause future results to materially differ from our current expectations:

Postal regulations and processes

The majority of our revenue is directly or indirectly subject to regulation and oversight by the USPS and foreign postal authorities. Our profitability and revenue in a particular country could be affected as a result of adverse changes in postal regulations, the business processes and practices of individual posts, the decision of a post to enter into particular markets in direct competition with us, and the impact of any of these changes on postal competitors that do not use our products or services. These changes could affect product specifications, service offerings, customer behavior and the overall mailing industry. We depend on a healthy postal sector in the geographic markets where we do business, which can be influenced positively or negatively by legislative or regulatory changes in the United States, another country or in the European Union.

Accelerated decline in use of physical mail

Changes in our customers’ communication behavior, including changes in communications technologies, could adversely impact our revenue and profitability. While we have introduced various product and service offerings as alternatives to physical mail, we face competition from existing and emerging products and services that offer alternative means of communication, such as email and electronic document transmission technologies. An accelerated increase in the acceptance of electronic delivery technologies or displacement of physical mail could adversely affect our core market.

Dependence on third-party suppliers

We depend on third-party suppliers for a variety of services, components, supplies and a portion of our product manufacturing. In certain instances, we rely on single sourced or limited sourced suppliers around the world because there are no alternative sources or the relationship is advantageous due to quality or price. If production or service was interrupted and we were not able to find alternate suppliers, we could experience disruptions in manufacturing and operations including product shortages, an increase in freight costs, and re-engineering costs. This could result in our inability to meet customer demand, damage customer relationships and adversely affect our business, revenue and profitability.

Privacy laws and other related regulations

Several of our services and financing businesses use, process and store customer information that could include confidential, personal or financial information. Privacy laws and similar regulations in many jurisdictions where we do business, as well as contractual provisions, require that we take significant steps to safeguard this information. Failure to comply with any of these laws or regulations could adversely affect our reputation and results of operations.

Dependence on information systems

Our portfolio of product, service and financing solutions increases our dependence on key systems. We maintain a secure system to collect revenues for certain postal services, which is critical to enable both our systems and the postal systems to run reliably. The continuous and uninterrupted performance of our systems is critical to our ability to support and service our customers and to support postal services. While we do maintain back-up systems, these systems could be damaged by acts of nature, power loss, telecommunications failures, computer viruses, vandalism and other unexpected events. If our systems were disrupted, we could be prevented from fulfilling orders and servicing customers and postal services, which could have an adverse affect on our results of operations.

Intellectual property infringement

We rely on copyright, trade secret, patent and other intellectual property laws in the United States and similar laws in other countries to establish and protect proprietary rights that are important for our business. If we fail to enforce our intellectual property rights, our business may suffer. We may be subject to third-party claims that we are infringing on their intellectual property rights. These claims, if successful, may require us to redesign affected products, enter into costly settlement or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products.

Litigation and regulation

Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As a large multi-national corporation that does business throughout all of the United States and in many other countries, subsequent developments in legal proceedings, or changes in laws or regulations or their interpretation or administration, including developments in antitrust law or regulation, class actions, or intellectual property litigations, could result in an adverse effect on our results of operations. For a description of current legal proceedings and regulatory matters, see Legal Proceedings in Item 3 and Legal and Regulatory Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 7 of this Form 10-K.

Government contracts

Many of our contracts are with governmental entities. Government contracts are subject to extensive and complex government procurement laws and regulations, along with regular audits of contract pricing and our business practices by government agencies. If we are found to have violated some provisions of the government contracts, we could be required to provide a refund, or we could be subject to contract cancellation, civil or criminal penalties, fines, or debarment from doing business with the government. Any of these events could not only affect us financially but also affect our brand and reputation.

Reduced confidence in the mail system

Unexpected events such as the transmission of biological or chemical agents, or acts of terrorism could have a negative effect on customer confidence in a postal system and as a result adversely impact mail volume. An unexpected and significant interruption in the use of the mail could have an adverse affect on our results of operations.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None

ITEM 2 — PROPERTIES

Our World Headquarters and certain other facilities are located in Stamford, Connecticut. We have over 300 facilities that are either leased or owned throughout the U.S. and other countries. Global Mailstream Solutions, Global Business Services and Capital Services utilize these facilities jointly and separately. Our products are manufactured or assembled in a number of locations, principally in Connecticut; Harlow, England; and Lyon and St. Denis, France. We believe that our manufacturing, administrative and sales office properties are adequate for the needs of all of our operations.

In 2002, we announced that we are reviewing options for real estate realignment in order to better meet our long-term needs. During 2003, we decided to exit our main plant manufacturing facility in Stamford, Connecticut in connection with our product sourcing and real estate optimization strategy. In 2005, we completed the sale of this facility. See Restructuring Charges in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

ITEM 3 — LEGAL PROCEEDINGS

In the ordinary course of business, we are routinely defendants in or party to a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things:

•	contractual rights under vendor, insurance or other contracts

•	intellectual property or patent rights

•	equipment, service, payment or other disputes with customers

•	disputes with employees

We are a defendant in a patent action brought by Ricoh Company, Ltd. in which there are allegations of infringement against certain of our important mailing products, including the DM SeriesTM. The plaintiff seeks both large and unspecified damages and injunctive relief. Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002). Although a trial date has not been set, we anticipate it to be scheduled for 2006. The parties respective motions on the issue of inequitable conduct during the patent application process were denied, leaving this issue for trial. In addition, the issue of the interpretation of the proper scope of the patents (referred to as claims construction) has been fully briefed and is before the court.

Although we cannot predict the outcome of this matter based on current knowledge, we do not believe that the ultimate outcome of the litigation will have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is inherently unpredictable, and if Ricoh does prevail, the result may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our stockholders during the three months ended December 31, 2005.

Executive Officers of the Registrant as of March 13, 2006

Name	Age	Title	Executive Officer Since
Michael J. Critelli	57	Chairman and Chief Executive Officer	1988
Gregory E. Buoncontri	58	Senior Vice President and Chief Information Officer	2000
Luis A. Jimenez	61	Senior Vice President and Chief Strategy Officer	1999
Murray D. Martin	58	President and Chief Operating Officer	1998
Michele Coleman Mayes	56	Senior Vice President and General Counsel	2003
Bruce P. Nolop	55	Executive Vice President and Chief Financial Officer	2000
Johnna G. Torsone	55	Senior Vice President and Chief Human Resources Officer	1993
Leslie R. Abi-Karam	47	Executive Vice President and President, Document Messaging Technologies	2005
Elise R. DeBois	50	Executive Vice President and President, Global Financial Services	2005
Vincent R. De Palma	48	Executive Vice President and President, Pitney Bowes Management Services	2005
Patrick J. Keddy	51	Executive Vice President and President, Mailstream International	2005
Neil Metviner	47	Executive Vice President and President, Global Small Business and Supplies	2005
Michael Monahan	45	Executive Vice President and President, Mailing Solutions and Services	2005
Kevin Weiss	52	Executive Vice President and President, Mailstream, The Americas	2005

There is no family relationship among the above officers, all of whom have served in various corporate, division or subsidiary positions with the Company for at least the past five years except for Ms. Mayes and Mr. De Palma.

Ms. Mayes joined the Company in February 2003 as Senior Vice President and General Counsel. Prior to joining the Company, Ms. Mayes was Vice President — Legal, Assistant Secretary and Corporate Officer of Colgate-Palmolive Company. Ms. Mayes also served as Vice President and Deputy General Counsel — International and Corporate as well as Vice President of Human Resources and Legal for Colgate North America. Prior to joining Colgate-Palmolive Company, Ms. Mayes also held various legal positions at Unisys Corporation.

Mr. De Palma joined the Company in June 2005 as President, Pitney Bowes Management Services. Prior to joining the Company, Mr. De Palma was with Automatic Data Processing (ADP) where he was a Corporate Officer and served as President of ADP Benefit Services. Mr. De Palma has also held senior management positions at Petroleum Heat & Power Company and McKinsey & Company.

PART II

ITEM 5 —	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pitney Bowes common stock is traded under the symbol “PBI”. The principal market is the New York Stock Exchange (NYSE). Our stock is also traded on the Boston, Chicago, Philadelphia, Pacific and Cincinnati stock exchanges. At December 31, 2005, we had 23,639 common stockholders of record.

On January 31, 2006, our Board of Directors approved an increase in the dividend on common stock to an annualized rate of $1.28 per share. This is the twenty-fourth consecutive year that we have increased our dividend on common stock.

Stock Information

Dividends per common share:

Quarter	2005	2004
First	$0.310	$0.305
Second	0.310	0.305
Third	0.310	0.305
Fourth	0.310	0.305
Total	$1.240	$1.220

Quarterly price ranges of common stock as reported on the NYSE:

	2005		2004
Quarter	High	Low	High	Low
First	$47.50	$42.80	$43.78	$38.88
Second	$46.09	$41.62	$45.21	$42.20
Third	$45.13	$41.07	$44.62	$40.62
Fourth	$42.77	$40.34	$46.97	$41.44

Share Repurchases

We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market.

In May 2004, the Board of Directors of Pitney Bowes authorized $300 million for repurchases of outstanding shares of our common stock in the open market during the subsequent 12 to 24 months. We repurchased 2.3 million shares in 2004 and 4.5 million shares during 2005 under this program for a total price of $300 million.

In September 2005, our Board of Directors authorized $300 million for repurchases of outstanding shares of our common stock in the open market during the subsequent 12 to 24 months. We repurchased 1.4 million shares during 2005 under this program for a total price of $58.8 million, leaving $241.2 million remaining for future repurchases under this program.

In March 2006, our Board of Directors authorized the repurchase of up to an additional $300 million of our common stock in the open market during the subsequent 12 to 24 months.

Company Purchases of Equity Securities

The following table summarizes our share repurchase activity in 2005:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans (in thousands)
May 2004 Program
January 2005	-	-	-	$200,002
February 2005	663,400	$46.50	663,400	$169,153
March 2005	718,800	$45.74	718,800	$136,277
April 2005	-	-	-	$136,277
May 2005	504,250	$45.05	504,250	$113,559
June 2005	1,447,500	$43.11	1,447,500	$51,154
July 2005	34,100	$44.71	34,100	$49,630
August 2005	383,081	$43.76	383,081	$32,865
September 2005	539,732	$42.27	539,732	$10,050
October 2005	162,569	$41.70	162,569	$3,271
November 2005	79,509	$41.14	79,509	-
	4,532,941		4,532,941
September 2005 Program
November 2005	615,791	$41.14	615,791	$274,669
December 2005	797,046	$41.99	797,046	$241,199
	1,412,837		1,412,837

Total	5,945,778		5,945,778

ITEM 6 — SELECTED FINANCIAL DATA

The following tables summarize selected financial data for the Company, and should be read in conjunction with the more detailed consolidated financial statements and related notes thereto included under Item 8 of this Form 10-K.

Summary of Selected Financial Data
(Dollars in thousands, except per share amounts)

	Years ended December 31
	2005	2004	2003	2002	2001
Total revenue	$5,492,183	$4,957,440	$4,576,853	$4,409,758	$4,122,474
Total costs and expenses	4,625,059	4,257,992	3,855,762	3,790,313	3,356,090
Income from continuing operations before income taxes	867,124	699,448	721,091	619,445	766,384
Provision for income taxes	340,546	218,922	226,244	181,739	252,064
Income from continuing operations	526,578	480,526	494,847	437,706	514,320
Discontinued operations	-	-	3,270	38,044	(25,977)
Net income	$526,578	$480,526	$498,117	$475,750	$488,343
Basic earnings per share:
Continuing operations	$2.30	$2.08	$2.12	$1.83	$2.09
Discontinued operations	-	-	0.01	0.16	(0.11)
Net income	$2.30	$2.08	$2.13	$1.99	$1.99
Diluted earnings per share:
Continuing operations	$2.27	$2.05	$2.10	$1.81	$2.08
Discontinued operations	-	-	0.01	0.16	(0.10)
Net income	$2.27	$2.05	$2.11	$1.97	$1.97
Total cash dividends on common, preference and preferred stock	$284,348	$282,265	$280,870	$282,225	$285,164
Cash dividends per share of common stock	$1.24	$1.22	$1.20	$1.18	$1.16
Average common and potential common shares outstanding	231,771,812	234,133,211	236,165,024	241,483,539	247,615,560
Cash provided by operating activities	$539,593	$944,639	$851,261	$502,559	$1,035,887
Depreciation and amortization	$331,963	$306,750	$288,808	$264,250	$317,449
Capital expenditures	$291,550	$316,982	$285,681	$224,834	$256,204

Balance sheet at December 31
Total assets	$10,621,382	$10,211,626	$8,891,388	$8,732,314	$8,318,471
Long-term debt	$3,849,623	$3,164,688	$2,840,943	$2,316,844	$2,419,150
Total debt	$4,710,019	$4,380,010	$3,573,784	$3,968,551	$3,494,310
Long-term capital lease obligations	$2,654	$4,847	$4,183	$4,369	$3,103
Preferred stockholders’ equity in a subsidiary company	$310,000	$310,000	$310,000	$310,000	$310,000
Stockholders’ equity	$1,301,941	$1,290,081	$1,087,362	$853,327	$891,355
Book value per common share	$5.74	$5.60	$4.68	$3.62	$3.68

Other
Common stockholders of record	23,639	26,129	27,011	27,418	27,849
Total employees	34,165	35,183	32,474	33,130	32,724

Note: —	Certain 2004 amounts have been revised to conform with the current year presentation. See Note 19 to the consolidated financial statements.

— The sum of the earnings per share amounts may not equal the totals due to rounding.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in Forward-Looking Statements and elsewhere in this report.

Overview

We were pleased with our financial results in 2005 which featured strong growth in revenue and earnings. We were also pleased with the progress we made throughout 2005 as successful execution of our growth strategies resulted in more solutions, for more customers, in more places worldwide. We are realizing the benefits from our previous actions to strengthen revenue growth, expand into new market spaces and enhance our operating efficiencies.

Revenue grew 11% in 2005 driven by six growth engines that propelled our momentum through the year and acquisitions, which contributed 5%. These growth engines included mail services, small business, supplies, international, payment solutions and software. Strategic transactions in 2005 included the acquisitions of Imagitas, Inc., Danka Canada Inc., and Compulit, Inc. We also continued actions to reduce our investment in Capital Services.

Income from continuing operations was $527 million in 2005 compared with $481 million in 2004 and diluted earnings per share from continuing operations was $2.27 in 2005 compared with $2.05 in 2004. In 2005, diluted earnings per share was reduced by restructuring charges of 16 cents, an increase in our tax reserves related to corporate owned life insurance (COLI) of 24 cents and three cents per diluted share relating to foundation contributions. In 2004, diluted earnings per share was reduced by restructuring charges of 43 cents and five cents resulting from a legal settlement. We were able to grow our earnings despite increases in interest rates, a higher effective tax rate and reduced earnings contribution from Capital Services compared to the prior year.

See Results of Continuing Operations for 2005, 2004 and 2003 for a more detailed discussion of our results of operations.

Outlook for 2006

We anticipate that we will experience continued strength in our financial results in 2006. We expect that revenue growth will continue to be driven by the growth engines discussed above, as we continue to experience a changing mix of our product line, where a greater percentage of the revenue is coming from diversified revenue streams associated with fully featured smaller systems and less from larger system sales. In addition, we expect to continue our market expansion and derive further synergies from our recent acquisitions.

During 2006, we expect to record additional restructuring charges related primarily to the completion of programs initiated in 2005. We expect that these charges will be significantly less than in 2005. We remain focused on disciplined expense control initiatives and will continue to allocate capital to optimize our returns.

While it is always difficult to predict future economic and interest rate trends, we expect that our interest costs will increase further in 2006 due to an increase in rates compared with the prior year. We will also continue to be impacted by the year-over-year decline in earnings from Capital Services, consistent with our strategy for this business.

On February 9, 2006, the United States Senate approved postal reform legislation. On July 26, 2005, the House of Representatives passed its version of the bill on postal reform. The legislation is currently being referred to a joint House and Senate Committee to reconcile the differences between the two bills. We are confident that the legislation, which ultimately emerges from the House-Senate Conference Committee, will be beneficial.

Results of Continuing Operations 2005 Compared to 2004

Business segment revenue

The following table shows revenue in 2005 and 2004 by business segment:

(Dollars in millions)

	2005	2004	% change	% Contribution from Acquisitions
Inside the U.S. — Mailing	$2,273	$2,185	4%	-
— DMT	430	350	23%	19%
Outside the U.S.	1,173	1,011	16%	8%
Global Mailstream Solutions	3,876	3,546	9%	4%

Global Management Services	1,072	1,078	-	1%
Mail Services	405	192	110%	56%
Global Business Services	1,477	1,270	16%	9%

Capital Services	139	141	(2%)	-
Total revenue	$5,492	$4,957	11%	5%

Global Mailstream Solutions revenue increased 9% over the prior year driven by growth in our worldwide operations, and the acquisitions of Group 1, Groupe MAG and Danka Canada. Inside the U.S., revenue growth was favorably impacted by placements of small and mid-sized networked digital mailing systems, mail creation equipment and supplies. The year’s results also included higher revenue from DMT that was driven by placements of our Advanced Productivity Systems and Flexible Productivity Systems and Group 1 software that was acquired in July 2004. Outside of the U.S., revenue grew 16%. These results included an increase in placements of mailing equipment with small businesses and increased sales of supplies. Revenue also benefited from the acquisition of Groupe MAG and Danka Canada, and favorable foreign currency translation, which contributed 4%.

Global Business Services revenue increased 16% driven by Mail Services which more than doubled in revenue compared with the prior year. Global Management Services revenue declined slightly, reflecting our continued focus on enhancing profitability for this business segment. Mail Services growth was driven by the continued expansion of our presort and international mail consolidation network, growth in our customer base and the acquisitions of International Mail Express, Inc. (IMEX), Ancora and Imagitas. During the year, Imagitas expanded its marketing services for the motor vehicle registration process to a fifth state and launched a catalog request form as an enhanced offering in the USPS move update kit.

Capital Services revenue decreased 2% over the prior year, consistent with our strategy for this business.

Business segment earnings before interest and taxes (EBIT)

We use EBIT as a measure of our segment profitability. See Note 20 to the consolidated financial statements.

The following table shows EBIT in 2005 and 2004 by business segment:

(Dollars in millions)

	2005	2004	% change
Inside the U.S. — Mailing	$906	$864	5%
— DMT	62	38	62%
Outside the U.S.	203	174	17%
Global Mailstream Solutions	1,171	1,076	9%

Global Management Services	72	56	28%
Mail Services	26	10	160%
Global Business Services	98	66	48%

Capital Services	83	88	(5%)
Total EBIT	$1,352	$1,230	10%

Global Mailstream Solutions EBIT increased 9% driven by revenue growth and the effect of our continued emphasis on reducing costs and controlling operating expenses. EBIT margins for Global Mailstream Solutions were adversely affected by the increase in mix of lower margin DMT and Outside the U.S. revenue.

Global Business Services EBIT increased 48% driven by revenue growth and margin improvements. Global Management Services EBIT margins improved versus the prior year, driven by our focus on higher margin service offerings and ongoing administrative cost reduction measures. Mail Services EBIT margins improved, driven by our continued integration of recently acquired sites, as well as the addition of higher margin Imagitas revenue.

EBIT decreased 5% in the Capital Services segment, consistent with our strategy for this business.

Revenue by source

The following table shows revenue in 2005 and 2004 by source:

(Dollars in millions)

	2005	2004	% change
Sales	$1,634	$1,463	12%
Rentals	801	804	-
Financing	650	598	9%
Support services	791	681	16%
Business services	1,477	1,270	16%
Capital services	139	141	(2%)
Total revenue	$5,492	$4,957	11%

Sales revenue increased 12% over the prior year due to strong growth in worldwide sales of digital mailing equipment, mail creation equipment and supplies; the acquisitions of Group 1, Groupe MAG and Danka Canada, which contributed 5%; and the favorable impact of foreign currency, which contributed 1%.

Rentals revenue remained flat compared with the prior year. Rentals revenue was negatively impacted by downsizing to smaller machines. At December 31, 2005, digital meters represented approximately 84% of our 1.3 million U.S. meter base, up from 75% in 2004.

Financing revenue increased 9% due primarily to growth in our worldwide equipment leasing volumes, higher revenue from payment solutions and the favorable impact of foreign currency, which contributed 1%.

Support services revenue increased 16% due primarily to the acquisitions of Group 1, Groupe MAG and Danka Canada, which in the aggregate contributed 11%; the favorable impact of foreign currency, which contributed 1%; a larger population of international and DMT equipment maintenance agreements; and the addition of hardware equipment services contracts from Standard Register Inc. in late 2004.

Business services revenue increased 16% due primarily to growth at our existing and new mail services sites and the acquisitions of IMEX, Ancora, Compulit, and Imagitas, which contributed 9% in aggregate.

Capital Services revenue decreased 2%, consistent with our strategy for this business.

Costs of revenue

The following table summarizes costs of revenue as a percentage of related revenue in 2005 and 2004:

(Dollars in millions)			Percentage of Revenue
	2005	2004	2005	2004
Cost of sales	$711	$664	43.6%	45.4%
Cost of rentals	$166	$164	20.7%	20.4%
Cost of support services	$407	$354	51.4%	52.0%
Cost of business services	$1,195	$1,047	80.9%	82.4%

Cost of sales, as a percentage of sales revenue, decreased compared with 2004, primarily due to lower costs resulting from our successful transition to outsourcing of parts for digital equipment and an increase in mix of higher margin software and supplies revenue.

Cost of rentals, as a percentage of rentals revenue, increased compared with 2004, as a result of higher depreciation costs from new meter placements.

Cost of support services, as a percentage of support services revenue, decreased compared with 2004 primarily due to higher margin software revenue at Group 1, partially offset by the increase in mix of lower margin international revenue.

Cost of business services, as a percentage of business services revenue, decreased compared with 2004, primarily due to our ongoing focus on cost containment and efficiency in our management services operations, integration of new sites in our mail services operations and the addition of higher margin revenue at Imagitas.

Selling, general and administrative expenses

The following table shows selling, general and administrative expenses as a percentage of total revenue in 2005 and 2004:

(Dollars in millions)			Percentage of Revenue
	2005	2004	2005	2004
	$1,685	$1,506	30.7%	30.4%

Selling, general and administrative expenses, as a percentage of total revenue, increased compared with 2004. The increase was due to the impact of our acquisitions and cost associated with our Capital Services strategy, which more than offset our continued focus on controlling operating expenses and benefits from our transformation programs.

Research and development expenses

The following table shows research and development expenses in 2005 and 2004:

(Dollars in millions)

2005	2004	% change
$165	$160	3%

Research and development expenses increased in 2005 due primarily to research and development at Group 1. Our investment in research and development reflects our continued focus on developing new technologies and enhancing features for all our products.

Net interest expense

The following table shows net interest expense in 2005 and 2004:

(Dollars in millions)

2005	2004	% change
$208	$173	20%

Net interest expense increased in 2005 due to higher average interest rates and higher borrowings during the year. Our variable and fixed rate debt mix, after adjusting for the effect of interest rate swaps, was 21% and 79%, respectively, at December 31, 2005. Based on our borrowings at December 31, 2005, a 25 basis point change in short-term interest rates would impact our earnings by approximately 1 cent per diluted share.

Effective tax rate

The following table shows the effective tax rate in 2005 and 2004:

2005	2004
39.3%	31.3%

In 2005, the effective tax rate was negatively impacted by 6.5% by a $56 million increase in our tax reserve related to an adverse court opinion that another company received related to the tax treatment of COLI. This was partially offset by tax benefits of 0.4% from restructuring charges and 0.8% from favorable adjustments to the Capital Services tax provisions. The effective tax rate in 2004 included tax benefits of 1.0% from restructuring charges.

Results of Continuing Operations 2004 Compared to 2003

Business segment revenue

The following table shows revenue in 2004 and 2003 by business segment:

(Dollars in millions)

	2004	2003	% change	% Contribution from Acquisitions
Inside the U.S. — Mailing	$2,185	$2,184	-	-
— DMT	350	274	28%	19%
Outside the U.S.	1,011	846	20%	2%
Global Mailstream Solutions	3,546	3,304	7%	2%

Global Management Services	1,078	1,006	7%	5%
Mail Services	192	113	70%	33%
Global Business Services	1,270	1,119	13%	8%

Capital Services	141	154	(8%)	-
Total revenue	$4,957	$4,577	8%	3%

Global Mailstream Solutions revenue increased 7% over the prior year driven by growth in our worldwide operations, the favorable impact of foreign currency, which contributed 3%, and the acquisitions of Group 1 and Groupe MAG. During the year our mailing business continued to experience an ongoing changing mix of our products, where a greater percentage of the revenue is coming from more fully featured smaller systems, supplies, payment solutions, software and less from larger system sales. International revenue grew 8% on a constant currency basis as a result of strong growth throughout most of Europe, driven by an increase in production mail equipment placements with large customers and increased meter and mailing equipment placements by our small business operations. In particular, revenue in the U.K. grew at a double-digit rate on a local currency basis due to positive customer reception to our new product lines and improved sales force productivity. Inside the U.S. DMT’s revenue increased 28% over the prior year driven by the acquisition of Group 1, and ongoing demand for DMT’s leading edge, information-based inserting and sorting equipment. Group 1, which provides industry leading document composition and mail address hygiene software, experienced strong demand for its software products and services during the year.

Global Business Services revenue increased 13% over the prior year driven by a 70% increase at Mail Services and a 7% increase at Global Management Services. Our Mail Services operations grew at a double-digit rate as a result of strong performance at existing sites and the continued expansion of our Mail Services network with the acquisitions of IMEX and Ancora. Global Management Services revenue increased 7% over the prior year due primarily to the acquisition of DDD Company (DDD). Revenue also benefited from new business and a continued improvement in transactional reprographic volumes. Also, the consolidation and reduction of business with existing accounts subsided. Revenue growth was adversely affected by our focus on enhancing the profitability of this business.

Capital Services revenue decreased 8% over the prior year, consistent with our strategy to reduce our exposure to this business.

Business segment earnings before interest and taxes (EBIT)

The following table shows EBIT in 2004 and 2003 by business segment:

(Dollars in millions)

	2004	2003	% change
Inside the U.S. — Mailing	$864	$847	2%
— DMT	38	29	32%
Outside the U.S.	174	132	31%
Global Mailstream Solutions	1,076	1,008	7%

Global Management Services	56	52	8%
Mail Services	10	11	(9%)
Global Business Services	66	63	5%

Capital Services	88	104	(15%)
Total EBIT	$1,230	$1,175	5%

Global Mailstream Solutions EBIT increased 7% driven by revenue growth and the effect of our continued emphasis on reducing costs and controlling operating expenses. EBIT margins were adversely affected by the increase in mix of lower margin international and DMT revenues.

Global Business Services EBIT increased 5%. Mail Services EBIT decreased due primarily to higher costs for the integration of recently added sites and the acquisition of Ancora. Global Management Services EBIT margins improved slightly versus the prior year, helped by our focus on higher margin service offerings and ongoing administrative cost reduction measures.

EBIT decreased 15% in the Capital Services segment, consistent with our strategy to reduce our exposure to this business.

Revenue by source

The following table shows revenue in 2004 and 2003 by source:

(Dollars in millions)

	2004	2003	% change
Sales	$1,463	$1,325	10%
Rentals	804	785	2%
Financing	598	576	4%
Support services	681	618	10%
Business services	1,270	1,119	13%
Capital services	141	154	(8%)
Total revenue	$4,957	$4,577	8%

Sales revenue increased 10% over the prior year due to strong growth in sales of international mailing equipment, DMT equipment and supplies, the acquisition of Group 1 which contributed 2% and the favorable impact of foreign currency which contributed 4%.

Rentals revenue increased 2% due to the favorable impact of foreign currency. At December 31, 2004, digital meters represented approximately 75% of our U.S. meter base, up from 67% in 2003.

Financing revenue increased 4% due primarily to growth in postal payment solutions and the favorable impact of foreign currency which contributed 2%.

Support services revenue increased 10% due primarily to the acquisition of Group 1, which contributed 5%; the favorable impact of foreign currency, which contributed 3%; a larger population of international equipment maintenance agreements; and higher professional services revenue at DMT.

Business services revenue increased 13% due primarily to the acquisitions of IMEX, Ancora and DDD which contributed 8% and strong growth at our existing mail services sites.

Capital Services revenue decreased 8%, consistent with our strategy to reduce our exposure to this business.

Costs of revenue

The following table summarizes costs of revenue as a percentage of related revenue in 2004 and 2003:

(Dollars in millions)

			Percentage of Revenue
	2004	2003	2004	2003
Cost of sales	$664	$612	45.4%	46.1%
Cost of rentals	$164	$171	20.4%	21.7%
Cost of support services	$354	$323	52.0%	52.3%
Cost of business services	$1,047	$921	82.4%	82.3%

Cost of sales, as a percentage of sales revenue, decreased compared with 2003, primarily due to lower costs resulting from our transition to outsourcing of parts for digital equipment and an increase in mix of higher margin software and supplies revenue.

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

Selling, general and administrative expenses

The following table shows selling, general and administrative expenses as a percentage of total revenue in 2004 and 2003:

(Dollars in millions)

		Percentage of Revenue
2004	2003	2004	2003
$1,506	$1,397	30.4%	30.5%

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

Net interest expense

The following table shows net interest expense in 2004 and 2003:

(Dollars in millions)

2004	2003	% change
$173	$169	3%

Net interest expense increased 3% in 2004 due to higher average debt outstanding during the year. Our variable and fixed rate debt mix, after adjusting for the effect of interest rate swaps, was 27% and 73%, respectively, at December 31, 2004. Based on our borrowings at December 31, 2004, a one-percentage point change in short-term interest rates would impact annual diluted earnings per share by approximately one cent.

Effective tax rate

The following table shows the effective tax rate in 2004 and 2003:

2004	2003
31.3%	31.4%

The effective tax rate in 2004 and 2003 included tax benefits of 1.0% and 0.6%, respectively, from restructuring charges. The effective tax rate was negatively impacted by our Capital Services strategy. The tax rate continued to benefit from our international expansion and our continued investment in developing new technologies.

Other Income (Expense)

Charitable contributions

In 2005 and 2003, we contributed $10 million ($6 million after-tax) to the Pitney Bowes Literacy and Education Fund and the Pitney Bowes Employee Involvement Fund.

Capital Services charge

In 2005, we recorded a $24 million pre-tax charge ($5 million after-tax) resulting primarily from the revision of the accounting for certain Capital Services lease transactions and favorable adjustments to the Capital Services tax provisions. In accordance with these revisions, we grossed up the related lease assets and non-recourse debt and reduced our investment in leveraged leases on our Consolidated Balance Sheets. See Note 19 to the consolidated financial statements.

Legal settlements, net

In 2004, we recorded a pre-tax charge of approximately $20 million associated with the settlement of lawsuits related to a program we offer to some of our leasing customers to replace equipment if it is lost, stolen or destroyed. The $20 million charge relates to the following settlement costs: certificates to be provided to members of the class for purchase of office products through our diverse supply line; and the cost of legal fees and related expenses.

In 2003, we recorded pre-tax income of $10 million related to the expiration of product award certificates previously provided to certain customers in connection with a legal settlement.

Capital Services

Capital Services strategy

In December 2004, our Board of Directors approved a plan to pursue a sponsored spin-off of our Capital Services external financing business. The new entity (Spinco) would be an independent publicly traded company consisting of most of the assets in our Capital Services segment. On March 31, 2005, Pitney Bowes Credit Corporation, a wholly-owned subsidiary of the Company, entered into a Subscription Agreement with Cerberus Capital Management, L.P. through its investment vehicle, JCC Management LLC (Investor). Under the terms of the Subscription Agreement, the Investor is expected to invest in excess of $100 million for common and preferred stock representing up to 19.9% of the voting interest and up to 48% economic interest in the spun-off entity. The Subscription Agreement anticipates that Pitney Bowes stockholders would receive 80.1% of the common stock of Spinco in a tax-free distribution. In accordance with the Subscription Agreement, both parties have the right to terminate this agreement at March 31, 2006. The Subscription Agreement was filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

We estimate that we would incur after-tax transaction costs of about $20 million to $35 million in connection with the spin-off. The majority of these costs would be incurred at the time of the spin-off. These costs are composed primarily of professional fees, taxes on asset transfers and lease contract termination fees.

In addition, in accordance with current accounting guidelines, at the time of the spin-off we would be required to compare the book and fair market values of the assets and liabilities spun-off and record any resulting deficit as a charge in discontinued operations. We currently estimate this potential non-cash after-tax charge to be in the range of $150 million to $250 million. The ultimate amount of this charge, if any, would be determined by the fair market value of Spinco at the time of the spin-off and the resolution of the related tax liabilities.

The spin-off is not subject to a vote by Pitney Bowes stockholders. The transaction is subject to regulatory review and other customary conditions. In January 2006, we received a favorable ruling from the IRS that the spin-off would be tax free to our stockholders. In March 2006, based on a recent communication we initiated, the SEC staff indicated that we would need to include three years of historical audited financial statements for Pitney Bowes Credit Corporation, the legal entity holding the assets of the Capital Services external financing business rather than for the Capital Services business alone. Fulfillment of this requirement could extend the timeframe for completion of the spin into the first half of 2007. As a result, consistent with our previously stated desire to exit the Capital Services business in a way that maximizes stockholder value, we are assessing a broader range of asset and business disposition options, including spin-off, a sale of the business, or sale of all or a portion of the assets. Several factors, including improved economic conditions, make this range of options more attractive now, than when we first announced our intention to look at options for exiting this business in January 2003.

In July 2005, we received notice of termination of our agreement to provide future lease financing to Imagistics International, Inc. This agreement was replaced with successive thirty-day lease financing agreements that have been extended each month since October 2005. In March 2006, we announced that we had signed a definitive agreement to sell our Imagistics International, Inc. lease portfolio for approximately $280 – $290 million to De Lage Landen, a subsidiary of Rabobank NV. The final purchase price will be a function of the receivables balance in the portfolio at closing. This lease portfolio is part of the external financing assets included in the proposed spin-off. The completion of the sale of the Imagistics lease portfolio is subject to customary closing conditions. In addition, if we decide to pursue the spin-off in its current form, the sale will be subject to receipt of a supplemental Internal Revenue Service ruling that the proposed spin-off of our Capital Services external financing business would be tax free to Pitney Bowes stockholders. The Imagistics lease portfolio contributed approximately five cents to our diluted earnings per share in 2005 and 2004.

Capital Services portfolio

Our investment in Capital Services assets included in our Consolidated Balance Sheets is composed of the following:

December 31

(Dollars in millions)	2005	2004
Leveraged leases	$1,470	$1,478
Finance receivables	520	587
Rental property and equipment, net	585	625
Total	$2,575	$2,690

Leveraged leases

Our investment in leveraged lease assets is composed of the following:

December 31

(Dollars in millions)	2005	2004
Rental receivables	$6,711	$7,243
Residual value	305	312
Principal and interest on non-recourse loans	(4,985)	(5,477)
Unearned income	(561)	(600)
Investment in leveraged leases	1,470	1,478
Less: Deferred taxes related to leveraged leases	(1,151)	(1,126)
Net investment in leveraged leases	$319	$352

•	Rental receivables represent total lease payments from our customers over the remaining term of the leveraged leases.

•	Residual value represents the value of the property anticipated at the end of the leveraged lease terms and is based on appraisals or other sources of estimated value. We review the recorded residual value for impairments deemed to be other than temporary at least once annually and record adjustments as appropriate.

•	Principal and interest on non-recourse loans represent amounts due to unrelated third parties from our customers over the remaining term of the leveraged leases. The non-recourse loans are secured by the lessees’ rental obligations and the leased property. If a lessee defaults and if the amounts realized from the sale of these assets are insufficient, we have no obligation to make any payments due on these non-recourse loans to the unrelated third parties. Accordingly, we are required by accounting principles generally accepted in the United States of America (GAAP) to subtract the principal and interest over the remaining term of the non-recourse loans from our rental receivables and residual value. At December 31, 2005 and 2004, the principal balances on the non-recourse loans totaled $2.8 billion and $3.2 billion, respectively, and the related interest payments over the remaining terms of the leases totaled $2.2 billion and $2.3 billion, respectively.

•	Unearned income represents our future financing income that will be earned over the remaining term of the leases.

•	Investment in leveraged leases represents the amount that is recorded in our Consolidated Balance Sheets.

The investment in leveraged leases in our Consolidated Balance Sheets is diversified across the following types of assets:

December 31 (Dollars in millions)	2005	2004	Original Lease Term (in years)
Locomotives and rail cars	$399	$382	20 – 40
Postal equipment	365	358	15 – 24
Commercial aircraft	230	268	22 – 25
Commercial real estate	142	140	17 – 25
Telecommunications	141	141	14 – 16
Rail and bus	133	133	27 – 37
Shipping and handling	60	56	24
Investment in leveraged leases	$1,470	$1,478

At December 31, 2005, approximately 57% of our total leveraged lease portfolio is further secured by equity defeasance accounts or other third-party credit arrangements. In addition, at December 31, 2005, approximately 9% of the remaining leveraged lease portfolio represents leases to highly rated government related organizations that have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Finance receivables

Capital services finance receivables are composed of the following:

December 31 (Dollars in millions)	2005	2004
Large ticket single investor leases	$267	$327
Imagistics lease portfolio	253	260
Total finance receivables	$520	$587

Rental property and equipment, net

Rental property and equipment, net is composed of the following:

December 31 (Dollars in millions)	2005	2004
Commercial real estate	$393	$396
Imagistics lease portfolio	17	23
Rail and other	175	206
Total rental property and equipment, net	$585	$625

Investment in commercial passenger and cargo aircraft leasing transactions

At December 31, 2005 and 2004, our net investment in commercial passenger and cargo aircraft leasing transactions, net of related debt and minority interest, was $231 million and $268 million, respectively, which is composed of transactions with U.S. airlines of $22 million and $21 million, respectively, and foreign airlines of $209 million and $247 million, respectively. Our net investment in commercial passenger and cargo aircraft leasing portfolio is composed of investments in leveraged lease transactions, direct financing lease transactions and a portion of our investment in PBG Capital Partners LLC (PBG). Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) our inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover our net investment; and/or (3) in the case of the leveraged lease portfolio, the default of an equity defeasance or other third-party credit arrangements. At December 31, 2005, approximately 45% of our remaining net investment in commercial passenger and cargo aircraft leasing investments was further secured by approximately $105 million of equity defeasance accounts or third-party credit arrangements.

During the first quarter of 2005, Japan Airlines exercised its early buy-out option. We received approximately $47 million from this transaction, reflecting the net investment at that time.

During the second quarter of 2005, we sold the aircraft associated with our remaining leases with United Air Lines. We received approximately $14 million and recorded a pre-tax gain of approximately $7 million, net of minority interest, from this transaction.

Off-Balance Sheet Items

Finance receivable sales

As part of our Capital Services programs, we have from time-to-time sold, through securitizations, net finance receivables with limited recourse. In these transactions, we have surrendered control over the transferred assets in accordance with paragraph 9 of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and received a cash payment from the transferee. Specifically, the finance receivables were sold to a bankruptcy remote limited liability company. In certain cases, at the time of sale, we obtained legal counsel’s opinion that the assets were isolated and that the sale qualified as a true sale at law. Under the terms of the sale, the transferee has the right to pledge or exchange the assets it received. There are no conditions that both constrain the transferee from taking advantage of its right to pledge or exchange and provide more than a trivial benefit to the transferor. We do not maintain effective control over the transferred assets.

We have accounted for these transactions as a sale, recognizing assets obtained and liabilities incurred in consideration for proceeds of the sale. Any resulting gain or loss was recognized in income at the time of sale. The maximum risk of loss in these transactions arises from the possible non-performance of lessees to meet the terms of their contracts. We believe adequate provisions for losses have been established for receivables sold which may become uncollectible and for which we have recourse obligation, in accordance with paragraph 113 of SFAS No. 140.

In selective cases, when we have sold net finance receivables, we entered into guarantee contracts with varying amounts of recourse in privately placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $32 million and $99 million at December 31, 2005 and 2004, respectively. In accordance with GAAP, we do not record these amounts as liabilities in our Consolidated Balance Sheets.

Our maximum risk of loss on these net finance receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value, and supported by the creditworthiness of our customers. At December 31, 2005 and 2004, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts. As part of our review of our risk exposure, we believe we have made adequate provision for sold receivables and guarantee contracts which may not be collectible. See Notes 17, 19 and 21 to the consolidated financial statements.

Restructuring Charges

In connection with our previously announced restructuring initiatives, we recorded pre-tax restructuring charges of $54 million, $158 million and $117 million for the years ended December 31, 2005, 2004 and 2003, respectively. The 2005 charge is net of a $30 million gain on the sale of our main plant manufacturing facility. These restructuring initiatives were substantially completed by the end of 2005. We currently estimate 2006 pre-tax restructuring charges to be in the range of $20 million to $35 million. These charges relate primarily to the completion of programs initiated in 2005. The ultimate amount and timing of the restructuring charges may differ from our current estimates.

The cash outflows related to restructuring charges are funded primarily by cash from operating activities. The restructuring initiatives are expected to continue to increase our operating efficiency and effectiveness in 2006 and beyond while enhancing growth, primarily as a result of reduced personnel-related expenses. We realized incremental pre-tax benefits of approximately $50 million, $45 million and $25 million in 2005, 2004 and 2003, respectively, from these restructuring initiatives and currently estimate incremental pre-tax benefits from these initiatives of approximately $25 million in 2006. See Note 1 to the consolidated financial statements for our accounting policy related to restructuring charges.

The pre-tax restructuring charges are composed of:

(Dollars in millions)	Restructuring charges	Non-cash charges	Cash payments	Balance December 31
2003
Severance and benefit costs	$81	$-	$(54)	$27
Asset impairments	27	(27)	-	-
Other exit costs	9	-	(4)	5
	$117	$(27)	$(58)	$32
2004
Severance and benefit costs	$76	$-	$(55)	$48
Asset impairments	73	(73)	-	-
Other exit costs	9	-	(11)	3
	$158	$(73)	$(66)	$51
2005
Severance and benefit costs	$71	$-	$(74)	$45
Asset impairments	7	(7)	-	-
Other exit costs	6	-	(4)	5
Gain on sale of main plant	(30)	-	30	-
	$54	$(7)	$(48)	$50

All restructuring charges, except for asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 3,500 employees worldwide from the inception of this plan through December 31, 2005 and expected future workforce reductions of approximately 800 employees. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 62% of the workforce reductions to date are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments in 2003 included a $24 million charge as a result of our decision to exit our main plant manufacturing facility in Connecticut in connection with our product sourcing and real estate optimization strategy. During the first quarter of 2005, following the successful rezoning of our main plant facility, we recorded a pre-tax gain of $30 million related to the sale of this facility. Restructuring charges in 2004 included a pre-tax charge of $28 million related to the planned closure of a manufacturing facility in Germany. Asset impairments in 2004 included a $47 million charge related to the write-down of capitalized system development costs, related to order management processes, as a result of our changing business profile and our organizational realignment. Other asset impairments in 2005 and 2004 relate primarily to the write-down of property, plant and equipment resulting from the closure or streamlining of certain facilities and systems. The fair values of the impaired long-lived assets were determined primarily using probability weighted expected cash flows in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

Acquisitions

On February 8, 2006, we acquired all of the outstanding shares of Emtex Ltd. (Emtex) for approximately $41 million in cash. Emtex’s software and services allow large-volume mailers to simplify document production and centrally manage complex multi-vendor and multi-site print operations.

On June 30, 2005, we acquired Danka Canada Inc. (Danka), a subsidiary of Danka Business Systems PLC, for a net purchase price of $14 million in cash. Danka is a leading provider of office systems services, supplies and equipment in Canada. This acquisition strengthens our Canadian operations by enhancing our geographic coverage and extending our offerings.

On May 26, 2005, we acquired Imagitas for a net purchase price of $231 million in cash, net of unrestricted cash. Imagitas is a marketing services company that specializes in using mail to help companies connect with hard to reach consumers. This acquisition expands our presence in the mailstream and adds to the array of valuable services that we currently deliver to our customers.

On March 24, 2005, we acquired Compulit for a net purchase price of $24 million in cash. Compulit is a leading provider of litigation support services to law firms and corporate clients. This acquisition expands our ability to provide a broader range of high value services for our legal vertical.

On December 16, 2004, we acquired Groupe MAG for a net purchase price of $43 million of cash. Groupe MAG is a distributor of production mail equipment, software and services in France, Belgium and Luxembourg.

On November 1, 2004, we acquired a substantial portion of the assets of Ancora for a net purchase price of $37 million of cash. Ancora is a provider of first class, standard letter and international mail processing and presort services with five operations in southern California, Pennsylvania and Maryland.

On July 20, 2004, we acquired Group 1 for a net purchase price of $329 million of cash. Group 1 is an industry leader in software that enhances mailing efficiency, data quality and customer communications.

On May 21, 2004, we acquired substantially all of the assets of IMEX for a net purchase price of $30 million of cash. IMEX consolidates letters and flat-sized mail headed to international addresses to reduce postage costs and expedite delivery.

On October 23, 2003, we acquired DDD for a purchase price of $49 million, which consisted of approximately half of cash and half of common stock issuance. DDD offers a broad array of services including fulfillment services, secure mail processing, messenger services, logistics support, and record and information management.

We accounted for these acquisitions using the purchase method of accounting and accordingly, the operating results of these acquisitions have been included in our consolidated financial statements since the date of acquisition. These acquisitions did not materially impact income from continuing operations for the years ended December 31, 2005, 2004 and 2003.

During 2005, 2004 and 2003, we also completed several smaller acquisitions, including additional sites for our mail services operations and some international dealers. We also acquired the hardware equipment services business of Standard Register Inc. at the end of 2004 and one of our address printing suppliers in 2003. The cost of these acquisitions in the aggregate was less than $75 million in each year. These acquisitions did not have a material impact on our financial results either individually or on an aggregate basis.

See Note 14 to the consolidated financial statements.

Liquidity and Capital Resources

Our ratio of current assets to current liabilities increased to 0.94 to 1 at December 31, 2005 compared with 0.81 to 1 at December 31, 2004. The increase in this ratio was due primarily to the decrease in notes payable, current portion of long-term debt and income taxes payable during the year. See Financings and Capitalization for further details.

To manage interest rate risk, we use a balanced mix of debt maturities, variable and fixed rate debt and interest rate swap agreements. Our fixed to floating percentages were 79% and 21% at December 31, 2005 and 73% and 27% at December 31, 2004.

The ratio of total debt to total debt and stockholders’ equity was 78.3% at December 31, 2005 versus 77.2% at December 31, 2004. Including the preferred stockholders’ equity in a subsidiary company as debt, the ratio of total debt to total debt and stockholders’ equity was 79.4% at December 31, 2005 compared to 78.4% at December 31, 2004. The increase in this ratio was driven primarily by an increase in debt, stock repurchases and the payment of dividends.

The following table summarizes our cash flows in 2005 and 2004:

(Dollars in millions)	2005	2004
Cash flows from operating activities:
Net income	$527	$481
Restructuring and other charges, net	42	113
Restructuring and other payments	(89)	(66)
Bond posted with Internal Revenue Service	(200)	-
Depreciation and amortization	332	307
Increase in deferred taxes on income and income taxes payable	204	211
Pension plan contributions	(77)	-
Net investment in internal finance receivables	(105)	(74)
Other operating assets and liabilities	(95)	(27)
Net cash provided by operating activities	539	945

Net cash used in investing activities	(472)	(772)
Net cash used in financing activities	(137)	(194)
Effect of exchange rate changes on cash	(3)	7
Decrease in cash and cash equivalents	$(73)	$(14)

2005 Cash flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items, changes in operating assets and liabilities, contributions to our pension funds, restructuring payments and a $200 million tax bond posted with the IRS in April 2005. The increase in our deferred taxes and income taxes payable balances contributed $204 million to cash from operations, resulting from continued tax benefits from our internal financing and the run-off of Capital Services leasing activities. The increase in our internal finance receivables balances reduced cash from operations by $105 million, reflecting growth in equipment placements and our payment solutions business during the year. Other operating assets and liabilities reduced our cash from operations by $95 million primarily due to higher accounts receivable balances that resulted from strong growth in our businesses.

Net cash used in investing activities was $472 million and consisted primarily of capital expenditures and acquisitions, partially offset by cash generated from Capital Services asset sales, reserve account deposits and proceeds from the sale of the main plant.

Net cash used in financing activities was $137 million and consisted primarily of dividends paid to stockholders and stock repurchases, partially offset by the issuance of debt and stock.

2004 Cash flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities and restructuring payments. The increase in our deferred taxes and income taxes payable balances contributed $211 million to cash from operations, resulting from continued tax benefits from our internal financing and run-off of Capital Services leasing activities. The increase in our internal finance receivables balances reduced cash from operations by $74 million, reflecting growth in equipment placements and our postal payment business during the year. Other operating assets and liabilities reduced our cash from operations by $27 million primarily due to higher accounts receivable balances that resulted from strong equipment sales at the end of the year.

Net cash used in investing activities was $772 million and consisted primarily of capital expenditures, acquisitions and investments, partially offset by cash generated from Capital Services asset sales and reserve account deposits.

Net cash used in financing activities was $194 million and consisted primarily of dividends paid to stockholders and stock repurchases, partially offset by the issuance of debt and stock.

Financings and Capitalization

At December 31, 2005, $1.6 billion remained available under the shelf registration statement filed in February 2005 with the SEC, permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

At December 31, 2005, we had unused lines of credit and revolving credit facilities of $1.5 billion in the U.S. and $1.6 million outside the U.S., primarily to support commercial paper issuance.

In October 2005, Pitney Bowes Nova Scotia II ULC, a wholly owned subsidiary of the Company, issued $150 million floating rate notes maturing in October 2010. These notes bear interest at an annual rate of LIBOR plus 15 basis points and pay interest quarterly beginning December 2005. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, the financing of acquisitions and the repurchase of company stock.

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

We believe our financing needs in the short and long-term can be met from cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and our existing commercial paper programs. Information on debt maturities is presented in Note 5 to the consolidated financial statements.

The following summarizes our known contractual obligations at December 31, 2005 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
(Dollars in millions)	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Commercial paper borrowings	$519	$519	$-	$-	$-
Long-term debt and current portion of long-term debt	4,187	337	719	392	2,739
Non-cancelable capital lease obligations	4	2	2	-	-
Non-cancelable operating lease obligations	242	70	90	39	43
Purchase obligations (1)	174	166	8	-	-
Other non-current liabilities (2)	327	-	162	54	111
Total	$5,453	$1,094	$981	$485	$2,893

(1)	Purchase obligations include unrecorded agreements to purchase goods or services that are enforceable and legally binding upon us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(2)	Other non-current liabilities relate primarily to our non-pension postretirement benefits. See Note 11 to the consolidated financial statements.

Capital Expenditures

During 2005, capital expenditures included net additions of $147 million to property, plant and equipment and $145 million of net additions to rental equipment and related inventories compared with $185 million and $132 million, respectively, in 2004. The addition of rental equipment relates primarily to postage meters and increased over the prior year due to higher placements of our digital meters during 2005.

We expect capital expenditures in 2006 to be approximately the same as 2005. These investments will also be affected by the timing of our customers’ transition to digital meters.

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

We provide lease financing for our products primarily through sales-type leases. We classify our leases in accordance with SFAS No. 13, “Accounting for Leases.” The vast majority of our leases qualify as sales-type leases using the present value of minimum lease payments classification criteria outlined in SFAS No. 13. We believe that our sales-type lease portfolio contains only normal collection risk with no important uncertainties with respect to future costs. Accordingly, we record the fair value of equipment as sales revenue, the cost of equipment as cost of sales and the minimum lease payments plus the estimated residual value as gross finance receivables. The difference between the gross finance receivable and the equipment fair value is recorded as unearned income and is amortized as income over the lease term using the interest rate implicit in the lease.

Equipment residual values are determined at inception of the lease using estimates of equipment fair value at the end of the lease term. Estimates of future equipment fair value are based primarily on our historical experience. We also consider forecasted supply and demand for our various products, product retirement and future product launch plans, end of lease customer behavior, regulatory changes, remanufacturing strategies, used equipment markets, if any, competition and technological changes. We evaluate residual values on an annual basis or as changes to the above considerations occur. We have not experienced any material changes to our residual values during 2005, 2004 or 2003 nor do we expect any material changes to residual values in the foreseeable future.

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

Our general policy for finance receivables contractually past due for over 120 days is to discontinue revenue recognition. We resume revenue recognition when payments reduce the account to 60 days or less past due. In our Capital Services programs, we discontinue revenue recognition as soon as it is apparent that the obligor will not be making payments in accordance with lease terms, such as in the event of bankruptcy. Otherwise, we discontinue revenue recognition when accounts are over 120 days past due or as circumstances warrant.

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

Accounting for income taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. When we prepare our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision for our taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”

We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we operate and account for the related financial statement implications. We have established tax reserves which we believe to be appropriate given the possibility of tax adjustments. Determining the appropriate level of tax reserves requires us to exercise judgment regarding the uncertain application of tax law. We adjust the amount of reserves when information becomes available or when an event occurs indicating a change in the reserve is appropriate. Future changes in tax reserve requirements could have a material impact on our results of operations.

Based on our 2005 income from continuing operations before income taxes, a 1% change in our effective tax rate would impact income from continuing operations by approximately $9 million.

Long-lived assets

Useful lives of long-lived assets

We depreciate property, plant and equipment and rental property and equipment principally using the straight-line method over estimated useful lives: machinery and equipment principally three to 15 years and buildings up to 50 years. We depreciate other depreciable assets using either the straight-line method or accelerated methods. We amortize properties leased under capital leases on a straight-line basis over the primary lease terms. We amortize capitalized costs related to internally developed software using the straight-line method over the estimated useful life, which is principally three to ten years. Intangible assets with finite lives are amortized over their estimated useful lives, which are principally four to 15 years. Our estimates of useful lives could be affected by changes in regulatory provisions, technology or business plans.

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

We believe that we have no unrecorded asset impairments at December 31, 2005. However, future events and circumstances, some of which are described below, may result in an impairment charge:

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

Pension benefits

Assumptions and estimates

Our net pension expense, assets and obligations are dependent on various assumptions and estimates. We make assumptions relating to discount rates, rate of compensation increase, expected return on plan assets and other factors. These assumptions are evaluated and updated annually and are described in further detail in Note 11 to the consolidated financial statements. The following assumptions relate to our U.S. qualified pension plan, which is our largest plan. We determine our discount rate for the U.S. retirement benefit plan by using a model that discounts each year’s estimated benefit payments by an applicable spot rate. These spot rates are derived from a yield curve created from a large number of high quality corporate bonds. Accordingly, our discount rate assumption was 5.60% at December 31, 2005 and 5.75% at December 31, 2004. The rate of compensation increase assumption reflects our actual experience and best estimate of future increases. Our estimate of the rate of compensation increase was 4.50% and 4.75% at December 31, 2005 and 2004, respectively. Our expected return on plan assets is determined based on historical portfolio results, the plan’s asset mix and future expectations of market rates of return on the types of assets in the plan. Our expected return on plan assets assumption was 8.5% in 2005 and 2004.

Sensitivity to changes in assumptions:

•	Discount rate — a 0.25% increase in the discount rate would decrease annual pension expense by approximately $2 million.

•	Rate of compensation increase — a 0.25% increase in the rate of compensation increase would increase annual pension expense by approximately $2 million.

•	Expected return on plan assets — a 0.25% increase in the expected return on assets of our principal plans would decrease annual pension expense by approximately $4 million.

Delayed recognition principles

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” actual pension plan results that differ from our assumptions and estimates are accumulated and amortized over the estimated future working life of the plan participants and will therefore affect pension expense recognized and obligations recorded in future periods. We also base our net pension expense primarily on a market related valuation of plan assets. In accordance with this approach we recognize differences between the actual and expected return on plan assets primarily over a five-year period and as a result future pension expense will be impacted when these previously deferred gains or losses are recorded.

Investment related risks and uncertainties

We invest our pension plan assets in a variety of investment securities in accordance with our strategic asset allocation policy. The composition of our U.S. pension plan assets at December 31, 2005 was approximately 70% equity securities, 25% fixed income securities and 5% real estate investments. Investment securities are exposed to various risks such as interest rate, market and credit risks. In particular, due to the level of risk associated with equity securities, it is reasonably possible that changes in the values of such investment securities will occur and that such changes could materially affect our future results.

New Accounting Pronouncements

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Our ownership of the equity of PBG qualifies as a variable interest entity under FIN No. 46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. We adopted the provisions of FIN No. 46 effective March 31, 2004. As a result, we consolidated the operations of PBG on March 31, 2004. Prior to March 31, 2004, we accounted for PBG under the equity method of accounting. PBG’s minority interest of $29 million and $33 million respectively is included in other non-current liabilities in the Consolidated Balance Sheets at December 31, 2005 and December 31, 2004. The consolidation of PBG did not have a material impact on our results of operations or cash flows.

In May 2004, the FASB issued FASB Staff Position (FSP) No. SFAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) to a sponsor of a postretirement health care plan that has concluded that prescription drug benefits available under the plan are actuarially equivalent and thus qualify for the subsidy under the Act. The provisions of FSP No. SFAS 106-2 were effective July 1, 2004. We have concluded that the prescription drug benefits provided under our non-pension postretirement benefit plans are actuarially equivalent to the prescription drug benefits offered under Medicare Part D. We adopted the provisions of FSP No. SFAS 106-2 on a prospective basis on July 1, 2004. See Note 11 to the consolidated financial statements.

In November 2004, SFAS No. 151, “Inventory Costs,” was issued. SFAS No. 151 amends and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of this provision did not have a material impact on our financial position, results of operations or cash flows.

In December 2004, SFAS No. 123 (revised 2004), “Share-Based Payment,” was issued. SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123R requires compensation cost to be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. We currently use the nominal vesting period approach to determine the pro forma stock based compensation expense for all awards. SFAS No. 123R also requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. We adopted the provisions of SFAS No. 123R on January 1, 2006 using the modified retrospective application. We estimate that our adoption of these provisions will reduce annual diluted earnings per share in 2006 by approximately eight to nine cents, which compares with eight cents in 2005.

In December 2004, the FASB issued FSP No. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The FSP provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. SFAS 109-2 states that companies are allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Under the Jobs Act, the Company repatriated $15 million of foreign earnings in 2005. Additional tax of less than $1 million was accrued as a result of this repatriation.

In June 2005, the FASB issued FASB Staff Position (FSP) No. SFAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). The adoption of this FSP did not have a material effect on our financial position, results of operations or cash flows for those European Union (EU) countries that enacted the Directive into country-specific laws. We are currently evaluating the impact of applying this FSP in the remaining countries in future periods and do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

See Note 1 to the consolidated financial statements for further details.

Legal and Regulatory Matters

Legal

See Legal Proceedings in Item 3 of this Form 10-K for information regarding our legal proceedings.

Other

The European Union has instituted two environmental directives that impact our international operations. The Waste Electrical and Electronic Equipment legislation, effective August 13, 2005, makes manufacturers responsible for the disposal of their equipment. This directive is progressively being rolled out by member states and is expected to be fully implemented in 2006. The Restriction of Hazardous Substances directive (RoHS) effective July 2006, requires the removal of substances that are now considered actually or potentially hazardous, from future equipment placements. As a result of the RoHS directive, we are required to modify or change certain components in our products and in some instances these changes will require us to seek re-approval for the placement of postage meters from the appropriate postal authorities in each country.

Income taxes

We are continually under examination by tax authorities in the United States, other countries and local jurisdictions in which we have operations. The years under examination vary by jurisdiction.

In December 2003, the IRS issued a closing agreement reflecting additional U.S. tax, interest and penalties related to 1992 through 1994. In January 2006, the IRS proposed adjustments that may result in the assessment of additional U.S. tax, interest and penalties related to 1995 through 2000. We are not disputing certain of these adjustments and the impact of these adjustments has been reflected in our financial statements.

We are disputing other adjustments the IRS has proposed that may result in the assessment of additional U.S. tax, interest and penalties related to 1994 through 2000. These disputed adjustments relate primarily to the tax treatment of COLI and related interest expense, the tax effect of the sale of certain preferred share holdings and the tax treatment of certain lease transactions. The IRS will likely make similar adjustments to lease transactions when examining years subsequent to 2000. We disagree with these disputed adjustments and intend to contest them. We have requested a review of these adjustments by the administrative appeals division of the IRS. If negotiations at the administrative appeals level are not successful, we intend to file for judicial review of the disputed adjustments.

The disputed adjustments from 1994 through 2000 could result in the assessment of additional tax of up to $390 million plus penalties of up to $65 million, a significant portion of which has already been accrued. Certain of these adjustments would result in future tax deductions and, therefore, are only temporary in nature. We have bonds posted with the IRS of $330 million to mitigate interest assessments on any otherwise underpaid tax that would result from a final settlement.

In January 2006, the U.S. Circuit Court of Appeals reversed a District Court decision that another company received related to the tax treatment of COLI and related interest deductions. As a result, we recorded an additional tax reserve of $56 million in 2005.

We have accrued for our best estimate of the probable tax, interest and penalties that may result from these disputed matters as it relates to 1992 through 2005 and we believe that the accrual for tax liabilities is appropriate. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flow.

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

Our 2005 earnings performance was helped by currency translation gains of approximately one cent per diluted share. Based on the current contribution from our international operations, a 1% increase in the value of the U.S. dollar would result in a decline in revenue of approximately $14 million and a decline in income from continuing operations before income taxes of approximately $2 million.

Although not affecting income, balance sheet related deferred translation losses of $54 million were recorded in 2005 resulting from the weaker British pound and Euro, partially offset by the stronger Canadian dollar, as compared to the U.S. dollar. During 2004 and 2003, we recorded deferred translation gains of $115 million and $143 million relating to the stronger British pound, Euro and Canadian dollar as compared with the U.S. dollar.

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

At December 31, 2005, we had approximately $406 million of foreign exchange contracts outstanding, all maturing in 2006, to buy or sell various currencies. Risks arise from the possible non-performance by counterparties in meeting the terms of their contracts and from movements in securities values, interest and/or exchange rates. However, we do not anticipate non-performance by the counterparties as they are composed of a number of major international financial institutions. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate.

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

Forward-Looking Statements

We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-K, other reports or press releases or made by our management involve risks and uncertainties which may change based on various important factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are those which talk about the Company’s or management’s current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include:

•	changes in international or national political conditions, including any terrorist attacks

•	negative developments in economic conditions, including adverse impacts on customer demand

•	changes in postal regulations

•	timely development and acceptance of new products

•	success in gaining product approval in new markets where regulatory approval is required

•	successful entry into new markets

•	mailers’ utilization of alternative means of communication or competitors’ products

•	the Company’s success at managing customer credit risk, including risks associated with commercial passenger and cargo aircraft leasing transactions

•	the Company’s success at managing costs associated with its strategy of outsourcing functions and operations not central to its business

•	changes in interest rates

•	foreign currency fluctuations

•	cost, timing and execution of the restructuring plan including any potential asset impairments

•	regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions

•	interrupted use of key information systems

•	changes in privacy laws

•	intellectual property infringement claims

•	impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents

•	third-party suppliers’ ability to provide product components

•	negative income tax adjustments for prior audit years and changes in tax laws or regulations

•	terms and timing of actions to reduce exposures and disposal of assets in our Capital Services segment, including the spin-off or other disposition of the majority of the assets in this segment

•	changes in pension and retiree medical costs

•	acts of nature

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During 2005 and 2004, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, using the variance/co-variance technique described above, was not material.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
(Dollars in thousands, except per share data)

	Years ended December 31
	2005	2004	2003
Revenue from:
Sales	$1,633,348	$1,462,967	$1,325,490
Rentals	801,285	804,351	785,130
Financing	650,226	597,792	575,574
Support services	791,360	680,702	617,800
Business services	1,477,459	1,270,113	1,119,146
Capital Services	138,505	141,515	153,713
Total revenue	5,492,183	4,957,440	4,576,853
Costs and expenses:
Cost of sales	711,373	663,584	611,620
Cost of rentals	165,963	164,074	170,557
Cost of support services	407,044	353,658	323,279
Cost of business services	1,194,649	1,046,747	921,027
Cost of Capital Services	-	13,017	-
Selling, general and administrative	1,685,419	1,506,308	1,396,848
Research and development	164,806	159,835	147,262
Restructuring charges	53,650	157,634	116,713
Other expense (income)	33,897	19,666	(117)
Interest expense	213,556	177,126	171,281
Interest income	(5,298)	(3,657)	(2,708)
Total costs and expenses	4,625,059	4,257,992	3,855,762
Income from continuing operations before income taxes	867,124	699,448	721,091
Provision for income taxes	340,546	218,922	226,244
Income from continuing operations	526,578	480,526	494,847
Gain on disposal of discontinued operations, net of income tax	-	-	3,270
Net income	$526,578	$480,526	$498,117
Basic earnings per share:
Income from continuing operations	$2.30	$2.08	$2.12
Discontinued operations	-	-	0.01
Net income	$2.30	$2.08	$2.13
Diluted earnings per share:
Income from continuing operations	$2.27	$2.05	$2.10
Discontinued operations	-	-	0.01
Net income	$2.27	$2.05	$2.11

See Notes to consolidated financial statements

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$243,509	$316,217
Short-term investments	56,193	3,933
Accounts receivable, less allowances: 2005, $46,261; 2004, $50,254	658,198	567,772
Finance receivables, less allowances: 2005, $52,622; 2004, $70,958	1,342,446	1,396,269
Inventories	220,918	206,697
Other current assets and prepayments	221,051	197,874
Total current assets	2,742,315	2,688,762

Property, plant and equipment, net	621,954	644,495
Rental property and equipment, net	1,022,031	1,046,336
Property leased under capital leases, net	2,611	3,081
Long-term finance receivables, less allowances: 2005, $76,240; 2004, $102,074	1,841,673	1,779,805
Investment in leveraged leases	1,470,025	1,477,755
Goodwill	1,611,786	1,411,381
Intangible assets, net	347,414	323,737
Other assets	961,573	836,274
Total assets	$10,621,382	$10,211,626

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,538,860	$1,487,239
Income taxes payable	55,903	218,605
Notes payable and current portion of long-term obligations	857,742	1,210,475
Advance billings	458,392	421,819
Total current liabilities	2,910,897	3,338,138

Deferred taxes on income	1,922,258	1,765,113
Long-term debt	3,849,623	3,164,688
Other non-current liabilities	326,663	343,606
Total liabilities	9,009,441	8,611,545

Preferred stockholders’ equity in a subsidiary company	310,000	310,000

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	17	19
Cumulative preference stock, no par value, $2.12 convertible	1,158	1,252
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Retained earnings	4,485,051	4,243,404
Accumulated other comprehensive income	76,917	135,526
Treasury stock, at cost (shares: 2005, 96,630,706; 2004, 93,019,539)	(3,584,540)	(3,413,458)
Total stockholders’ equity	1,301,941	1,290,081
Total liabilities and stockholders’ equity	$10,621,382	$10,211,626

See Notes to consolidated financial statements

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years ended December 31
	2005	2004	2003
Cash flows from operating activities:
Net income	$526,578	$480,526	$498,117
Restructuring and other charges, net	42,248	113,473	71,354
Restructuring and other payments	(88,544)	(66,055)	(72,751)
Bond posted with the Internal Revenue Service	(200,000)	-	-
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331,963	306,750	288,808
Pension plan contributions	(76,508)	-	(50,000)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(87,646)	(51,085)	(21,557)
Net investment in internal finance receivables	(105,358)	(73,726)	(60,197)
Inventories	(7,835)	17,079	19,021
Other current assets and prepayments	(12,114)	6,272	(2,223)
Accounts payable and accrued liabilities	3,324	15,385	(4,870)
Deferred taxes on income and income taxes payable	204,036	210,687	194,519
Advance billings	19,508	(4,636)	(1,790)
Other, net	(10,059)	(10,031)	(7,170)
Net cash provided by operating activities	539,593	944,639	851,261

Cash flows from investing activities:
Capital expenditures	(291,550)	(316,982)	(285,681)
Investments	(44,099)	(1,740)	3,631
Net proceeds from sale of main plant	30,238	-	-
Net investment in Capital Services	117,595	17,465	304,204
Acquisitions, net of cash acquired	(294,176)	(498,712)	(106,547)
Reserve account deposits	9,800	27,782	50,389
Net cash used in investing activities	(472,192)	(772,187)	(34,004)

Cash flows from financing activities:
(Decrease) increase in notes payable, net	(31,150)	256,360	(581,991)
Proceeds from long-term obligations	1,050,000	450,897	1,026,738
Principal payments on long-term obligations	(695,724)	(491,904)	(866,872)
Proceeds from issuance of stock	83,012	73,316	52,341
Stock repurchases	(258,803)	(199,998)	(200,000)
Dividends paid	(284,348)	(282,265)	(280,870)
Net cash used in financing activities	(137,013)	(193,594)	(850,654)
Effect of exchange rate changes on cash	(3,096)	6,927	12,053
(Decrease) in cash and cash equivalents	(72,708)	(14,215)	(21,344)
Cash from consolidation of PBG Capital Partners LLC	-	36,620	-
Cash and cash equivalents at beginning of year	316,217	293,812	315,156
Cash and cash equivalents at end of year	$243,509	$316,217	$293,812

Interest paid	$196,964	$167,761	$182,986
Income taxes paid, net	$164,068	$75,958	$59,045

See Notes to consolidated financial statements

Consolidated Statements of Stockholders’ Equity
(Dollars in thousands, except per share data)

	Preferred stock	Preference stock	Common stock	Capital in excess of par value	Comprehensive income	Retained earnings	Accumulated other comprehensive income	Treasury stock at cost
Balance, January 1, 2003	$24	$1,432	$323,338	$-		$3,848,562	$(121,615)	$(3,198,414)
Net income					$498,117	498,117
Other comprehensive income:
Translation adjustments					143,158		143,158
Net unrealized gain on derivative instruments					384		384
Minimum pension liability					(3,864)		(3,864)
Comprehensive income					$637,795
Cash dividends:
Preferred ($2.00 per share)						(1)
Preference ($2.12 per share)						(107)
Common ($1.20 per share)						(280,762)
Issuances of common stock						(9,448)		82,796
Conversions to common stock	(5)	(117)				(2,469)		2,591
Repurchase of common stock								(200,000)
Tax credits relating to stock options						3,762
Balance, December 31, 2003	19	1,315	323,338	-		4,057,654	18,063	(3,313,027)
Net income					$480,526	480,526
Other comprehensive income:
Translation adjustments					115,111		115,111
Net unrealized gain on derivative instruments					1,777		1,777
Minimum pension liability					575		575
Comprehensive income					$597,989
Cash dividends:
Preferred ($2.00 per share)						(1)
Preference ($2.12 per share)						(100)
Common ($1.22 per share)						(282,164)
Issuances of common stock						(18,658)		98,162
Conversions to common stock		(63)				(1,342)		1,405
Repurchase of common stock								(199,998)
Tax credits relating to stock options						7,489
Balance, December 31, 2004	19	1,252	323,338	-		4,243,404	135,526	(3,413,458)
Net income					$526,578	526,578
Other comprehensive income:
Translation adjustments					(54,499)		(54,499)
Net unrealized gain on derivative instruments					1,605		1,605
Minimum pension liability					(5,715)		(5,715)
Comprehensive income					$467,969
Cash dividends:
Preferred ($2.00 per share)						(1)
Preference ($2.12 per share)						(93)
Common ($1.24 per share)						(284,254)
Issuances of common stock						(9,051)		85,569
Conversions to common stock	(2)	(94)				(2,056)		2,152
Repurchase of common stock								(258,803)
Tax credits relating to stock options						10,524
Balance, December 31, 2005	$17	$1,158	$323,338	$-		$4,485,051	$76,917	$(3,584,540)

Treasury shares of 2.3 million, 2.7 million and 2.3 million were issued under employee plans in 2005, 2004 and 2003, respectively. The Company repurchased 5.4 million, 4.7 million and 5.4 million shares in 2005, 2004 and 2003, respectively.

See Notes to consolidated financial statements

Notes to Consolidated Financial Statements

(Dollars in thousands except per share data or as otherwise indicated)

1. Description of business and summary of significant accounting policies

Description of business

Pitney Bowes is a provider of leading-edge, global, integrated mail and document management solutions for organizations of all sizes. The Company operates in the following business groups: Global Mailstream Solutions, Global Business Services and Capital Services. The Company operates both inside and outside the United States. See Note 20 to the consolidated financial statements for financial information concerning revenue, earnings before interest and taxes (EBIT) and identifiable assets, by reportable segment and geographic area.

Consolidation

The accompanying consolidated financial statements of the Company were prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Operating results of acquired companies are included in the consolidated financial statements from the date of acquisition. Intercompany transactions and balances have been eliminated in consolidation.

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

Cash equivalents and short-term investments

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the date of acquisition. The Company places its temporary cash and highly liquid short-term investments with a maturity of greater than three months but less than one year from the reporting date with financial institutions or investment managers and/or invests in highly rated short-term obligations.

Accounts receivable and allowance for doubtful accounts

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

The Company’s general policy for finance receivables contractually past due for over 120 days is to discontinue revenue recognition. The Company resumes revenue recognition when payments reduce the account to 60 days or less past due. In its Capital Services programs, the Company discontinues revenue recognition as soon as it is apparent that the obligor will not be making payments in accordance with lease terms, such as in the event of bankruptcy. Otherwise, the Company discontinues revenue recognition when accounts are over 120 days past due.

The Company evaluates the adequacy of allowance for credit losses on a periodic basis. The Company’s evaluation includes historical loss experience, the nature and volume of its portfolios, adverse situations that may affect a customer’s ability to repay, and prevailing economic conditions. The Company makes adjustments to its allowance for credit losses if the evaluation of reserve requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories, and on the first-in, first-out (FIFO) basis for most non-U.S. inventories.

Other current assets and prepayments

Other current assets and prepayments includes primarily postage meter receivables billed in advance and costs paid in advance.

Fixed assets and depreciation

Property, plant and equipment and rental property and equipment are stated at cost and depreciated principally using the straight-line method over their estimated useful lives: machinery and equipment principally three to 15 years and buildings up to 50 years. Rental property and equipment includes accrued rental income. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Properties leased under capital leases are amortized on a straight-line basis over the primary lease terms.

Fully depreciated assets are retained in fixed assets and depreciation until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

Capitalized software development costs

The Company capitalizes certain costs of software developed for internal use in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized costs include purchased materials and services, payroll and payroll-related costs and interest costs. The cost of internally developed software is amortized on a straight-line basis over its estimated useful life, principally three to ten years.

The Company capitalizes software development costs related to software to be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Capitalized software development costs include purchased materials and services, payroll and payroll-related costs attributable to programmers, software engineers, quality control and field certifiers and interest costs. Capitalized software development costs are amortized over the estimated product useful life, principally three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. Research and product development costs not subject to SFAS No. 86 are expensed as incurred. Total capitalized software development costs were $7 million and $2 million in 2005 and 2004, respectively. There were no software development costs capitalized in 2003 due to the fact that the period between technological feasibility and the availability for general release to the public was short and the related software development costs qualifying for capitalization in accordance with SFAS No. 86 were insignificant.

Business combinations, goodwill and intangible assets

The Company accounts for business combinations using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of net tangible and intangible assets acquired in business combinations. Goodwill is tested for impairment on an annual basis or as circumstances warrant. Intangible assets with finite lives acquired under business combinations are amortized over their estimated useful lives, principally four to 15 years. See Note 15 to the consolidated financial statements.

Impairment review

Long-lived assets, including goodwill and intangible assets, are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, the Company records an impairment charge. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair values of impaired long-lived assets are determined using probability weighted expected cash flow estimates, quoted market prices when available and appraisals as appropriate in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Retirement plans

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” actual results that differ from the Company’s assumptions and estimates are accumulated and amortized over the estimated future working life of the plan participants and will therefore affect pension expense recognized and obligations recorded in future periods. Net pension expense is based primarily on a market related valuation of plan assets. In accordance with this approach differences between the actual and expected return on plan assets are recognized over a five-year period and as a result future pension expense will be impacted when these previously deferred gains or losses are recorded. The Company uses a measurement date of December 31 for all of its retirement plans. See Note 11 to the consolidated financial statements for further details.

Revenue Recognition

The Company derives its revenue from the following sources:

•	sales

•	rentals

•	financing

•	support services

•	business services; and

•	capital services

In accordance with GAAP, the Company recognizes revenue from these sources as follows:

Sales revenue

Sales of equipment

The Company sells equipment to its customers, as well as to distributors and dealers (re-sellers) throughout the world. The Company recognizes revenue from these sales upon the transfer of title, which is generally at the point of shipment. The Company does not offer any rights of return or stock balancing rights.

The Company’s sales revenue from customized equipment, mail creation equipment and shipping products is generally recognized when installed.

Sales of supplies

Revenue related to supplies is recognized at the point of title transfer, which is upon shipment.

Embedded software sales

The Company sells equipment with embedded software to its customers. The embedded software is not sold separately, is not a significant focus of the marketing effort and the Company does not provide post-contract customer support specific to the software or incur significant costs that are within the scope of SFAS No. 86. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that Statement of Position No. 97-2, “Software Revenue Recognition,” is not applicable. Sales of these products are recognized in accordance with either SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” or SFAS No. 13, “Accounting for Leases,” for sales-type leases.

Standalone software sales and integration services

The Company recognizes revenue from standalone software licenses upon delivery of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. For software licenses that are included in a lease contract, the Company recognizes revenue upon shipment of the software unless the lease contract specifies that the license expires at the end of the lease or the price of the software is deemed not fixed or determinable based on historical evidence of similar software leases. In these instances, revenue is recognized on a straight-line basis over the term of the lease contract. The Company recognizes revenue from software requiring integration services at the point of customer acceptance. The Company recognizes revenue related to off-the-shelf perpetual software licenses upon transfer of title, which is upon shipment.

Rentals revenue

The Company rents equipment to its customers, primarily postage meters and mailing equipment, under short-term rental agreements, generally for periods of three months to three years. Rental revenue includes revenue from the subscription for digital meter services. The Company invoices in advance the charges for postage meter rentals. The Company defers the billed revenue and includes it initially in advance billings. Rental revenue is recognized on a straight-line basis over the term of the rental agreement. The Company defers certain initial direct costs incurred in consummating a transaction and amortizes these costs over the term of the agreement.

Financing revenue

The Company provides lease financing of its products in the U.S. and outside the U.S. primarily through sales-type leases. When a sales-type lease is consummated, the Company records the gross finance receivable, unearned income and the estimated residual value of the leased equipment. Residual values are estimated based upon the average expected proceeds to be received at the end of the lease term. Management evaluates recorded residual values at least on an annual basis or as circumstances warrant. A reduction in estimated residual values could require an impairment charge as well as a reduction in future financing income.

Unearned income represents the excess of the gross finance receivable plus the estimated residual value over the sales price of the equipment. The Company recognizes the equipment sale at the inception of the lease. The Company recognizes unearned income as financing revenue using the interest method over the term of the transaction.

Support services revenue

The Company provides support services for its equipment and software primarily through maintenance contracts. Revenue related to these agreements is recognized on a straight-line basis over the term of the agreement, which typically is one to five years in length.

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

Mail services include the preparation, sortation and aggregation of mail to earn postal discounts and expedite delivery for customers and direct mail marketing services. Revenue is recognized over the term of the agreement as the services are provided.

Capital services revenue

The Company provides financing for non-Pitney Bowes equipment through direct financing leases, operating leases and leveraged leases.

When a direct financing lease is consummated, the Company records the gross finance receivable, unearned income and the estimated residual value of the leased equipment. Unearned income represents the excess of the gross receivable plus the estimated residual value over the cost of the equipment. The Company accounts for initial direct costs incurred in consummating a transaction as part of the investment in the lease and amortizes these costs using the interest method over the term of the lease. The Company recognizes unearned income as Capital Services revenue using the interest method over the term of the transaction.

From time to time, the Company sells selected finance assets. The Company follows SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” when accounting for its sale of finance assets. The Company recognizes all assets obtained or liabilities incurred in consideration as proceeds of the sale and recognizes any gain or loss on the sale as Capital Services revenue.

Revenue from operating leases is generally recognized on a straight-line basis over the term of the lease agreement.

The Company’s investment in leveraged leases consists of rentals receivable net of principal and interest on the related non-recourse debt, estimated residual value of the leased property and unearned income. At lease inception, unearned income represents the excess of rentals receivable, net of that portion of the rental applicable to principal and interest on the non-recourse debt, plus the estimated residual value of the leased property over the Company’s investment in the transaction. The Company recognizes the unearned income as Capital Services revenue over the lease term.

Multiple element arrangements

Certain of the Company’s transactions are consummated at the same time. The most common form of these transactions involves the sale or lease of equipment, a cancelable meter rental and/or a cancelable equipment maintenance agreement. In these cases, revenue is recognized for each of the elements based on their relative fair values in accordance with EITF 00-21 and SAB 104. Fair values of any meter rental or equipment maintenance agreement are determined by reference to the prices charged in standalone and renewal transactions. Fair value of equipment is determined based upon the present value of the minimum lease payments.

Costs and expenses

The Company has a centralized treasury system and does not allocate interest costs to its business segments. Accordingly, all interest costs are included in interest expense on the Consolidated Statements of Income and are not allocated to cost of financing or cost of Capital Services. Cost of Capital Services in 2004 relates to the sale of a non-core Capital Services operating lease.

Deferred marketing costs

The Company capitalizes certain direct mail, telemarketing, internet, and retail marketing costs, associated with the acquisition of new customers and amortizes these costs over the expected revenue stream in accordance with Statement of Position 93-7. The Company reviews individual marketing programs for impairment on a periodic basis or as circumstances warrant.

Other assets on the Company’s Consolidated Balance Sheets at December 31, 2005 and 2004 include $113 million and $106 million, respectively, of deferred marketing costs. The Consolidated Statements of Income include related expense of $45 million, $42 million, and $41 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Restructuring charges

In 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This statement nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted the provisions of SFAS No. 146, which are effective for one-time benefit arrangements and exit or disposal activities initiated after December 31, 2002. The Company accounts for ongoing benefit arrangements under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” which requires that a liability be recognized when the costs are probable and reasonably estimable. See Note 13 to the consolidated financial statements.

Income taxes

Deferred tax assets and liabilities represent the tax effects, based on current law, of any temporary differences in the timing of when revenues and expenses are recognized for tax purposes and when they are recognized for financial statement purposes. Deferred tax assets are reviewed periodically for recoverability.

It has not been necessary to provide for income taxes on $625 million of cumulative undistributed earnings of subsidiaries outside the U.S. These earnings will be either indefinitely reinvested or remitted substantially free of additional tax. Determination of the liability that would result in the event all of these earnings were remitted to the U.S. is not practicable. It is estimated, however, that withholding taxes on such remittances would approximate $16 million.

Earnings per share

Basic earnings per share is based on the weighted average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares include preference stock, preferred stock, stock option and purchase plan shares.

Accounting for stock-based compensation

In April 2005, the SEC approved a new rule delaying the effective date of SFAS No. 123 (revised 2004), “Share-Based Payment,” to January 1, 2006. The Company adopted the provisions of SFAS No. 123R on January 1, 2006 using the modified retrospective application method. SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated financial statements. SFAS No. 123R requires compensation cost for options that vest upon retirement to be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. The Company used the nominal vesting period approach to determine the pro forma stock based compensation expense for all awards. SFAS No. 123R requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments.

The Company adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation.

The Company applies APB No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, no compensation expense has been recognized for its U.S. and U.K. Stock Option Plans (ESP) or its U.S. and U.K. Employee Stock Purchase Plans (ESPP), except for the compensation expense recorded for its performance-based awards under the ESP and the Directors’ Stock Plan.

If the Company had elected to recognize compensation expense based on the fair value method as prescribed by SFAS No. 123, net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 would have been reduced to the following pro forma amounts:

	2005	2004	2003
Net Income
As reported	$526,578	$480,526	$498,117
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(17,967)	(18,531)	(21,305)
Pro forma	$508,611	$461,995	$476,812
Basic earnings per share
As reported	$2.30	$2.08	$2.13
Pro forma	$2.22	$2.00	$2.04

Diluted earnings per share
As reported	$2.27	$2.05	$2.11
Pro forma	$2.19	$1.97	$2.02

The fair value of each stock option and employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	2005	2004	2003
Expected dividend yield	2.8%	3.1%	3.2%
Expected stock price volatility	18.5%	25.0%	28.0%
Risk-free interest rate	3.5%	3.0%	3.0%
Expected life (years)	5	5	5

See Note 8 to the consolidated financial statements.

Translation of non-U.S. currency amounts

Assets and liabilities of subsidiaries operating outside the U.S. are translated at rates in effect at the end of the period and revenue and expenses are translated at average monthly rates during the period. Net deferred translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity in the Consolidated Balance Sheets.

Derivative instruments

In the normal course of business, the Company enters into foreign exchange contracts for purposes other than trading primarily to minimize its risk of loss from exchange rate fluctuations on the settlement of intercompany receivables and payables arising in connection with transfers of finished goods inventories between affiliates and certain intercompany loans. Foreign exchange contracts are primarily designated as cash flow hedges and the resulting gains and losses on these contracts are included in other comprehensive income. At December 31, 2005, the Company had approximately $406 million of foreign exchange contracts outstanding, all maturing in 2006, to buy or sell various currencies. Risks arise from the possible non-performance by counterparties in meeting the terms of their contracts and from movements in securities values, interest and/or exchange rates. However, the Company does not anticipate non-performance by the counterparties as they are composed of a number of major international financial institutions. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate.

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

Accounting for variable interest entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company’s ownership of the equity of PBG qualifies as a variable interest entity under FIN No. 46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. The Company adopted the provisions of FIN No. 46 effective March 31, 2004 and consolidated the assets and liabilities of PBG on March 31, 2004. Prior to March 31, 2004, the Company accounted for PBG under the equity method of accounting. PBG’s minority interest of $29 million and $33 million is included in other non-current liabilities in the Consolidated Balance Sheets at December 31, 2005 and 2004. The consolidation of PBG did not have a material impact on the Company’s results of operations or cash flows.

Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.    Inventories

Inventories are composed of the following:

December 31	2005	2004
Raw materials and work in process	$96,669	$75,508
Supplies and service parts	63,441	67,666
Finished products	60,808	63,523
Total	$220,918	$206,697

If all inventories valued at LIFO had been stated at current costs, inventories would have been $21.7 million and $20.2 million higher than reported at December 31, 2005 and 2004, respectively.

3.    Fixed assets

Fixed assets are composed of the following:

December 31	2005	2004
Land	$32,926	$36,681
Buildings	382,895	440,480
Machinery and equipment	1,322,087	1,279,319
	1,737,908	1,756,480
Accumulated depreciation	(1,115,954)	(1,111,985)
Property, plant and equipment, net	$621,954	$644,495

Rental property and equipment	$1,840,221	$1,721,362
Accumulated depreciation	(818,190)	(675,026)
Rental property and equipment, net	$1,022,031	$1,046,336
Property leased under capital leases	$8,662	$8,662
Accumulated amortization	(6,051)	(5,581)
Property leased under capital leases, net	$2,611	$3,081

Depreciation expense was $292.2 million, $277.7 million and $261.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Rental property and equipment primarily includes the rental of postage meters and commercial real estate at Capital Services. In connection with the Company’s meter transition plan, the Company wrote-off fully depreciated rental equipment during 2005 and 2004.

4.    Current liabilities

Accounts payable and accrued liabilities and notes payable and current portion of long-term obligations are composed of the following:

December 31	2005	2004
Accounts payable-trade	$306,721	$295,610
Reserve account deposits	430,747	420,944
Accrued salaries, wages and commissions	228,577	206,110
Accrued restructuring charges	49,870	51,463
Accrued nonpension postretirement benefits	30,747	35,758
Accrued postemployment benefits	5,100	3,650
Miscellaneous accounts payable and accrued liabilities	487,098	473,704
Accounts payable and accrued liabilities	$1,538,860	$1,487,239
Notes payable	$519,663	$538,138
Current portion of long-term debt	337,199	670,827
Current portion of capital lease obligations	880	1,510
Notes payable and current portion of long-term obligations	$857,742	$1,210,475

In countries outside the U.S., banks generally lend to non-finance subsidiaries of the Company on an overdraft or term-loan basis. These overdraft arrangements and term-loans, for the most part, are extended on an uncommitted basis by banks and do not require compensating balances or commitment fees.

Notes payable were issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at below prevailing prime rates. Fees paid to maintain lines of credit were $0.7 million in 2005 and $0.6 million in 2004 and 2003.

At December 31, 2005, U.S. notes payable totaled $519.7 million. Unused credit facilities outside the U.S. totaled $1.6 million at December 31, 2005. In the U.S., the Company had unused credit facilities of $1.5 billion at December 31, 2005, primarily to support commercial paper issuances. The weighted average interest rates were 4.3% and 2.3% on notes payable and overdrafts outstanding at December 31, 2005 and 2004, respectively.

5.    Long-term debt

December 31	2005	2004
Recourse debt
5.88% notes due 2006	$-	$300,000
5.75% notes due 2008 (1)	350,000	350,000
8.63% notes due 2008 (1)	100,000	100,000
9.25% notes due 2008 (1)	100,000	100,000
8.55% notes due 2009 (1)	150,000	150,000
4.65% notes due 2010	150,000	-
4.63% notes due 2012	400,000	400,000
7.51% notes due 2006 through 2012	28,109	31,149
3.88% notes due 2013	375,000	375,000
4.88% notes due 2014	450,000	450,000
5.00% notes due 2015	400,000	-
4.75% notes due 2016	500,000	-
0.93% to 3.02% notes due 2018	350,000	350,000

Non-recourse debt
6.27% to 6.41% notes due 2008 (2)	17,161	29,692
6.85% notes due 2006 through 2010 (2)	60,001	85,861
6.77% notes due 2006 through 2011 (2)	10,138	15,687
7.95% notes due 2006 through 2013	12,019	-
9.78% notes due 2006 through 2007 (3)	13,500	14,258

December 31	2005	2004
Non-recourse debt (continued)
3.50% notes due 2006 through 2008 (3)	14,203	14,227
7.25% notes due 2006 through 2011 (3)	22,817	24,239
8.66% notes due 2006 through 2012 (3)	69,339	77,004
6.79% notes due 2006 through 2013 (3)	25,938	28,304
4.56% notes due 2006 through 2013 (3)	11,001	11,769
4.56% notes due 2006 through 2014 (3)	11,154	11,887
6.52% notes due 2006 through 2016 (3)	14,313	15,020
7.25% notes due 2006 through 2016 (3)	56,401	57,651
2.75% to 4.13% notes due 2019 (3)	15,521	29,335
8.67% notes due 2006 through 2020 (3)	82,100	82,100

Fair value hedges basis adjustment	49,328	63,819

Other (4)	11,580	(2,314)
Total long-term debt	$3,849,623	$3,164,688

(1)	In 2002, the Company received $95 million in cash from the termination of four swap agreements associated with these notes. This amount will be reflected as a reduction of interest expense over the remaining term of these notes. As a result of this transaction, the weighted average effective rate on these notes is 4.77%.

(2)	On March 31, 2004, the Company adopted the provisions of FIN No. 46 and consolidated the assets and liabilities of PBG. The non-recourse debt reflects the consolidated non-recourse debt of PBG. See Note 1 to the consolidated financial statements for further details on the impact of adopting FIN No. 46.

(3)	In 2005, the Company revised its accounting for certain lease transactions. The non-recourse debt reflects the debt associated with these leases. See Note 19 to the consolidated financial statements.

(4)	Other consists primarily of debt discounts and premiums.

On December 31, 2005, $1.6 billion remained available under the shelf registration statement filed in February 2005 with the SEC, permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

In October 2005, Pitney Bowes Nova Scotia II ULC, a wholly owned subsidiary of the Company, issued $150 million floating rate notes maturing in October 2010. These notes bear interest at an annual rate of LIBOR plus 15 basis points and pay interest quarterly beginning December 2005. The proceeds from these notes will be used for general corporate purposes, including the repayment of commercial paper, the financing of acquisitions and the repurchase of company stock.

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

The annual maturities of the outstanding debt during each of the next five years are as follows: 2006, $337 million; 2007, $96 million; 2008, $623 million; 2009, $197 million; and $2,934 million thereafter.

The fair value hedges basis adjustment represents the revaluation of fixed rate debt that has been hedged in accordance with SFAS No. 133. See Note 1 to the consolidated financial statements.

6.    Preferred stockholders’ equity in a subsidiary company

Preferred stockholders’ equity in a subsidiary company represents 3,000,000 shares of variable term voting preferred stock issued by Pitney Bowes International Holdings, Inc., a subsidiary of the Company, which are owned by certain outside institutional investors. These preferred shares are entitled to 25% of the combined voting power of all classes of capital stock. All outstanding common stock of Pitney Bowes International Holdings, Inc., representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by Pitney Bowes Inc. The preferred stock, $.01 par value, is entitled to cumulative dividends at rates set at auction. The weighted average dividend rate in 2005 and 2004 was 3.0% and 1.6%, respectively. Preferred dividends are included in interest expense in the Consolidated Statements of Income. The preferred stock is subject to mandatory redemption based on certain events, at a redemption price not less than $100 per share, plus the amount of any dividends accrued or in arrears. No dividends were in arrears at December 31, 2005 or 2004.

In 1998, the Company sold 100 shares of 9.11% Cumulative Preferred Stock, mandatorily redeemable in 20 years, in a subsidiary company to an institutional investor for approximately $10 million.

7.    Capital stock and capital in excess of par value

At December 31, 2005, 480,000,000 shares of common stock, 600,000 shares of cumulative preferred stock, and 5,000,000 shares of preference stock were authorized, and 226,707,206 shares of common stock (net of 96,630,706 shares of treasury stock), 335 shares of 4% Convertible Cumulative Preferred Stock (4% preferred stock) and 42,946 shares of $2.12 Convertible Preference Stock ($2.12 preference stock) were issued and outstanding. In the future, the Board of Directors can issue the balance of unreserved and unissued preferred stock (599,665 shares) and preference stock (4,957,054 shares). This will determine the dividend rate, terms of redemption, terms of conversion (if any) and other pertinent features. At December 31, 2005, unreserved and unissued common stock (exclusive of treasury stock) amounted to 114,608,571 shares.

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

At December 31, 2005, a total of 718,017 shares of common stock were reserved for issuance upon conversion of the 4% preferred stock (8,120 shares) and $2.12 preference stock (709,897 shares). In addition, 18,738,855 shares of common stock were reserved for issuance under the Company’s dividend reinvestment and other corporate plans.

8.    Stock plans

The Company has the following stock plans that are described below: the U.S. and U.K. Stock Option Plans (ESP), the U.S. and U.K. Employee Stock Purchase Plans (ESPP), and the Directors’ Stock Plan.

Stock Option Plans

Under the Company’s stock option plans, certain officers and employees of the U.S. and the Company’s participating subsidiaries are granted options at prices equal to the market value of the Company’s common shares at the date of grant. Options granted in 2004 and prior generally become exercisable in three equal installments during the first three years following their grant and expire after ten years. Options granted in 2005 generally become exercisable in four equal installments during the first four years following their grant and expire ten years from the date of grant. At December 31, 2005, there were 11,306,401 options available for future grants under these plans. The per share weighted average fair value of options granted was $7 in 2005, 2004 and 2003.

The following table summarizes information about stock option transactions:

	Shares	Per share weighted average exercise price
Options outstanding at January 1, 2003	18,919,399	$39
Granted	3,512,850	$32
Exercised	(932,663)	$26
Canceled	(877,976)	$42
Options outstanding at December 31, 2003	20,621,610	$39
Granted	3,253,168	$40
Exercised	(2,117,654)	$28
Canceled	(617,836)	$46
Options outstanding at December 31, 2004	21,139,288	$40
Granted	3,334,345	$47
Exercised	(1,785,643)	$32
Canceled	(650,182)	$43
Options outstanding at December 31, 2005	22,037,808	$41
Options exercisable at December 31, 2003	13,187,133	$42
Options exercisable at December 31, 2004	14,513,301	$41
Options exercisable at December 31, 2005	15,833,333	$41

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

Options Outstanding
Range of per share exercise prices	Number	Weighted average remaining contractual life		Per share weighted average exercise price
$23.73 – $35.00	7,344,356	6.0	years	$30
$36.00 – $45.99	6,643,311	6.8	years	$42
$46.00 – $56.99	5,721,879	7.7	years	$47
$57.00 – $65.72	2,328,262	4.0	years	$64
	22,037,808	6.5	years

Options Exercisable
Range of per share exercise prices	Number	Per share weighted average exercise price
$23.73 – $35.00	6,365,949	$30
$36.00 – $45.99	4,576,283	$42
$46.00 – $56.99	2,562,839	$47
$57.00 – $65.72	2,328,262	$64
	15,833,333

Beginning in 1997, certain employees eligible for performance-based compensation may defer up to 100% of their annual awards, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan. Participants may allocate deferred compensation among specified investment choices. Previously the investment choices offered included stock options under the U.S. stock option plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years from the date of grant. There were 372,525, 353,367 and 387,923 options outstanding under this plan at December 31, 2005, 2004 and 2003, respectively, which are included in outstanding options under the Company’s U.S. stock option plan.

The U.S. stock option plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to one or more restrictions, which may include continued employment over a specified period or the attainment of specified financial performance goals. Where a restricted stock award is subject to both tenure and attainment of financial performance goals, the restrictions would be released, in total or in part, only if the executive is still employed by the Company at the end of the performance period and if the performance objectives are achieved. Where the sole restriction of a restricted stock award is continued employment over a specified period, such period may not be less than three years. The compensation expense for each award is recognized over the performance period. The Company issued 8,150 shares, 104,790 shares and 157,300 shares of restricted stock in 2005, 2004 and 2003, respectively. Compensation expense recorded by the Company was $1.9 million, $1.0 million and $1.1 million in 2005, 2004 and 2003, respectively.

Effective in 2006, the Company changed the components of its long-term incentive compensation structure. This change will increase the amount of restricted stock units and cash incentive awards issued to employees and will reduce the number of stock options granted.

Employee Stock Purchase Plans

The U.S. ESPP enables substantially all U.S. employees to purchase shares of the Company’s common stock at a discounted offering price. In 2005, the offering price was 85% of the average price of the Company’s common stock on the New York Stock Exchange on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. The U.K. ESPP also enables eligible employees of the Company’s participating U.K. subsidiaries to purchase shares of the Company’s stock at a discounted offering price. In 2005, the offering price was 90% of the average closing price of the Company’s common stock on the New York Stock Exchange for the three business days preceding the offering date. The Company may grant rights to purchase up to 7,546,374 common shares to its regular employees under these plans. The Company granted rights to purchase 434,428 shares in 2005, 518,457 shares in 2004 and 534,954 shares in 2003. The per share fair value of rights granted was $7 in 2005, $8 in 2004 and $6 in 2003 for the U.S. ESPP and $8 in 2005, $9 in 2004 and $10 in 2003 for the U.K. ESPP.

Directors’ Stock Plan

Under this plan, each non-employee director is granted 1,400 shares of restricted common stock annually. Shares granted at no cost to the directors were 13,563 in 2005 and 15,400 in 2004 and 2003. Compensation expense, net of taxes, recorded by the Company was $0.4 million in 2005, $0.4 million in 2004 and $0.3 million in 2003. The shares carry full voting and dividend rights but, except as provided herein, may not be transferred or alienated until the later of (1) termination of service as a director, or, if earlier, the date of a change of control, or (2) the expiration of the six-month period following the grant of such shares. If a director terminates service as a director prior to the expiration of the six-month period following a grant of restricted stock, that award would be forfeited. The Directors’ Stock Plan permits certain dispositions of restricted common stock to family members, trusts or partnerships, as well as donations to charity after the expiration of the six-month holding period, provided the director retain a specified minimum dollar value of restricted common stock. The minimum value of common stock a director must retain is 7,500 shares.

Beginning in 1997, non-employee directors may defer up to 100% of their eligible compensation, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan for directors. Participants may allocate deferred compensation among specified investment choices. Previously the investment choices offered included stock options under the Directors’ Stock Plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years. There were 48,019, 62,504 and 62,504 options outstanding under this plan at December 31, 2005, 2004 and 2003, respectively. Beginning with the 2004 plan year, options were not offered as an investment choice and therefore there were no options granted in 2004 or 2005. The per share weighted average fair value of options granted was $8 in 2003.

9.    Earnings per share

A reconciliation of the basic and diluted earnings per share computations for income from continuing operations for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005
	Income	Shares	Per Share
Income from continuing operations	$526,578
Less:
Preferred stock dividends	(1)
Preference stock dividends	(93)
Basic earnings per share	526,484	229,037,051	$2.30
Effect of dilutive securities:
Preferred stock	1	8,307
Preference stock	93	732,276
Stock options		1,894,783
Other		99,395
Diluted earnings per share	$526,578	231,771,812	$2.27

	2004
	Income	Shares	Per Share
Income from continuing operations	$480,526
Less:
Preferred stock dividends	(1)
Preference stock dividends	(100)
Basic earnings per share	480,425	231,105,572	$2.08
Effect of dilutive securities:
Preferred stock	1	9,333
Preference stock	100	780,249
Stock options		2,096,545
Other		141,512
Diluted earnings per share	$480,526	234,133,211	$2.05

	2003
	Income	Shares	Per Share
Income from continuing operations	$494,847
Less: Preferred stock dividends	(1)
Preference stock dividends	(107)
Basic earnings per share	494,739	233,826,741	$2.12
Effect of dilutive securities:
Preferred stock	1	10,474
Preference stock	107	839,743
Stock options		1,421,076
Other		66,990
Diluted earnings per share	$494,847	236,165,024	$2.10

In accordance with SFAS No. 128, “Earnings per Share,” 1.5 million, 1.5 million and 3.6 million common stock equivalent shares in 2005, 2004 and 2003, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock, and therefore the impact of these shares was anti-dilutive.

10.    Taxes on income

Income from continuing operations before income taxes and the provision for income taxes consist of the following:

	Years ended December 31
	2005	2004	2003
Income from continuing operations before income taxes:
U.S.	$678,985	$571,742	$600,375
Outside the U.S.	188,139	127,706	120,716
Total	$867,124	$699,448	$721,091
Provision for income taxes:
U.S. federal:
Current	$166,590	$(6,717)	$(40,809)
Deferred	89,110	166,102	207,505
	255,700	159,385	166,696
U.S. state and local:
Current	18,867	(7,192)	(2,042)
Deferred	11,568	30,226	27,667
	30,435	23,034	25,625
Outside the U.S.:
Current	36,552	22,038	(7,932)
Deferred	17,859	14,465	41,855
	54,411	36,503	33,923

Total current	222,009	8,129	(50,783)
Total deferred	118,537	210,793	277,027
Total	$340,546	$218,922	$226,244

Including discontinued operations, the provision for income taxes consists of the following:

	Years ended December 31
	2005	2004	2003
U.S. federal	$255,700	$159,385	$164,871
U.S. state and local	30,435	23,034	25,270
Outside the U.S.	54,411	36,503	33,923
Total	$340,546	$218,922	$224,064

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate for continuing operations follows:

	2005	2004	2003
U.S. federal statutory rate	35.0%	35.0%	35.0%
Life insurance tax reserve, federal and state	6.5	-	-
State and local income taxes	2.3	2.1	2.3
Foreign tax differential	(1.3)	(1.2)	(1.2)
Partnership leasing transactions	(1.2)	(1.2)	(2.0)
Tax exempt income	(0.6)	(1.2)	(0.6)
Federal income tax credits	(0.4)	(1.6)	(0.9)
Other, net	(1.0)	(0.6)	(1.2)
Effective income tax rate	39.3%	31.3%	31.4%

The effective tax rate for discontinued operations in 2003 differs from the statutory rate due primarily to state and local income taxes.

Deferred tax liabilities and (assets)

December 31	2005	2004
Deferred tax liabilities:
Depreciation	$96,274	$153,007
Deferred profit (for tax purposes) on sales to finance subsidiaries	394,716	329,772
Lease revenue and related depreciation	1,353,189	1,504,837
Pension	217,588	196,214
Other	305,604	229,158
Deferred tax liabilities	2,367,371	2,412,988

Deferred tax assets:
Nonpension postretirement benefits	(31,463)	(60,709)
Inventory and equipment capitalization	(21,925)	(17,698)
Meter transition and restructuring charges	(13,652)	(41,959)
Net operating loss carry forwards	(67,282)	(56,586)
Other	(196,336)	(164,701)
Valuation allowance	21,777	18,427
Deferred tax assets	(308,881)	(323,226)

Net deferred taxes	2,058,490	2,089,762
Less: Current net deferred taxes (1)	136,232	324,649
Deferred taxes on income (2)	$1,922,258	$1,765,113

(1)	The table of deferred tax liabilities and (assets) above includes $136.2 million and $324.6 million for 2005 and 2004, respectively, of current net deferred taxes, which are included in income taxes payable in the Consolidated Balance Sheets.

(2)	The table of deferred tax liabilities and (assets) above includes $145.1 million and $166.9 million for 2005 and 2004, respectively, of non-deferred tax liabilities, which are included as a component of deferred tax liabilities in the Consolidated Balance Sheets.

During 2005, the deferred tax asset and related valuation allowances for net operating losses changed due to acquisitions. As of December 31, 2005 and 2004, approximately $135.7 million and $148.8 million, respectively, of net operating loss carry forwards were available to the Company. Most of these losses can be carried forward indefinitely. The valuation allowance in 2005 includes approximately $1.8 million related to current deferred taxes.

Other tax matters

The Company regularly assesses the likelihood of tax adjustments in each of the tax jurisdictions in which it has operations and accounts for the related financial statement implications. Tax reserves have been established which the Company believes to be appropriate given the possibility of tax adjustments. Determining the appropriate level of tax reserves requires management to exercise judgment regarding the uncertain application of tax law. The amount of reserves is adjusted when information becomes available or when an event occurs indicating a change in the reserve is appropriate. Future changes in tax reserve requirements could have a material impact on the Company’s results of operations.

The Company is continually under examination by tax authorities in the United States, other countries and local jurisdictions in which the Company has operations. The years under examination vary by jurisdiction.

In December 2003, the IRS issued a closing agreement reflecting additional U.S. tax, interest and penalties related to 1992 through 1994. In January 2006, the IRS proposed adjustments that may result in the assessment of additional U.S. tax, interest and penalties related to 1995 through 2000. The Company is not disputing certain of these adjustments and the impact of these adjustments has been reflected in the Company’s financial statements.

The Company is disputing other adjustments the IRS has proposed that may result in the assessment of additional U.S. tax, interest and penalties related to 1994 through 2000. These disputed adjustments relate primarily to the tax treatment of COLI and related interest expense, the tax effect of the sale of certain preferred share holdings and the tax treatment of certain lease transactions. The IRS will likely make similar adjustments to lease transactions when examining years subsequent to 2000. The Company disagrees with these disputed adjustments and intends to contest them. The Company has requested a review of these adjustments by the administrative appeals division of the IRS. If negotiations at the administrative appeals level are not successful, the Company intends to file for judicial review of the disputed adjustments.

These disputed adjustments from 1994 through 2000 could result in the assessment of additional tax of up to $390 million plus penalties of up to $65 million, a significant portion of which has already been accrued. Certain of these adjustments would result in future tax deductions and, therefore, are only temporary in nature. The Company has posted bonds of $330 million with the IRS to mitigate interest assessments on any otherwise underpaid tax that would result from a final settlement.

In January 2006, the U.S. Circuit Court of Appeals reversed a District Court decision that another company received related to the tax treatment of COLI and related interest deductions. As a result, the Company recorded additional tax reserves of $56 million in its 2005 financial results.

The Company has accrued its estimate of the probable tax, interest and penalties that may result from these disputed matters as it relates to 1992 through 2005 and the Company believes that the accrual for tax liabilities is appropriate. However, the resolution of such matters could have a material impact on the Company’s results of operations, financial position and cash flow.

11.    Retirement plans and nonpension postretirement benefits

The Company has several defined benefit and defined contribution retirement plans covering substantially all employees worldwide. Benefits are primarily based on employees’ compensation and years of service. Company contributions are determined based on the funding requirements of U.S. federal and other governmental laws and regulations.

The Company uses a measurement date of December 31 for all of its pension and other postretirement benefit plans.

The Company contributed $22.6 million, $21.7 million and $21.4 million to its defined contribution plans in 2005, 2004 and 2003, respectively.

U.S. employees hired after January 1, 2005, Canadian employees hired after April 1, 2005, and U.K. employees hired after July 1, 2005, are not eligible for defined benefit retirement plans.

Defined Benefit Pension Plans

The change in benefit obligations and plan assets and the funded status for defined benefit pension plans is as follows:

	Pension Benefits
	United States		Foreign
December 31	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$1,542,750	$1,472,410	$392,006	$328,507
Service cost	29,241	30,055	8,881	9,094
Interest cost	90,993	88,401	20,899	20,116
Plan participants’ contributions	-	-	1,856	1,968
Plan amendments	8,551	-	719	-
Actuarial loss	67,865	57,940	68,029	17,762
Foreign currency changes	-	-	(4,255)	28,550
Curtailment	-	-	(1,052)	352
Benefits paid	(101,148)	(106,056)	(15,663)	(14,343)
Benefit obligation at end of year	$1,638,252	$1,542,750	$471,420	$392,006

	Pension Benefits
	United States		Foreign
December 31	2005	2004	2005	2004
Change in plan assets:
Fair value of plan assets at beginning of year	$1,456,050	$1,411,197	$340,271	$289,096
Actual return on plan assets	115,189	147,008	57,938	32,383
Company contributions	58,826	3,901	29,761	5,949
Plan participants’ contributions	-	-	1,856	1,968
Foreign currency changes	-	-	(2,645)	25,218
Benefits paid	(101,148)	(106,056)	(15,663)	(14,343)
Fair value of plan assets at end of year	$1,528,917	$1,456,050	$411,518	$340,271
Funded status	$(109,335)	$(86,700)	$(59,901)	$(51,735)
Unrecognized actuarial loss	558,394	509,244	127,156	99,805
Unrecognized prior service (benefit) cost	(7,479)	(18,157)	3,129	2,653
Unrecognized transition cost	-	-	(1,123)	(1,590)
Prepaid benefit cost	$441,580	$404,387	$69,261	$49,133

Information for pension plans, that are included above, with an accumulated benefit obligation in excess of plan assets is as follows:

	2005	2004	2005	2004
Projected benefit obligation	$93,778	$81,627	$33,882	$30,293
Accumulated benefit obligation	$81,204	$65,524	$32,669	$28,614
Fair value of plan assets	$1,711	$2,128	$8,866	$7,416

The accumulated benefit obligation for all U.S. defined benefit plans at December 31, 2005 and 2004 were $1.5 billion and $1.4 billion respectively. The accumulated benefit obligation for all foreign defined benefit plans at December 31, 2005 and 2004 were $433 million and $357 million respectively.

	United States		Foreign
	2005	2004	2005	2004
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$500,024	$456,246	$86,387	$65,895
Accrued benefit liability	(58,444)	(51,859)	(17,126)	(16,762)
Additional minimum liability	(21,493)	(11,850)	(9,230)	(6,237)
Intangible asset	2,620	2,930	1,601	1,614
Accumulated other comprehensive income	18,873	8,920	7,629	4,623
Prepaid benefit cost	$441,580	$404,387	$69,261	$49,133
Weighted average assumptions used to determine end of year benefit obligations:
Discount rate	5.60%	5.75%	2.25% – 5.00%	2.25% – 5.75%
Rate of compensation increase	4.50%	4.75%	1.75% – 4.10%	1.75% – 4.00%

The actuarial loss in the Company’s foreign pension plan in 2005 resulted primarily from a decrease in the discount rates in the U.K. and Canada.

At December 31, 2005, 11,400 shares of the Company’s common stock with a fair value of $0.5 million were included in the plan assets of the Company’s pension plan. At December 31, 2004, no shares of the Company’s common stock were included in the plan assets of the Company’s pension plan.

The Company anticipates making contributions of up to $7 million and up to $15 million, respectively, to its U.S. and foreign pension plans during 2006.

The components of the net periodic benefit cost for defined pension plans are as follows:

	Pension Benefits
	United States			Foreign
	2005	2004	2003	2005	2004	2003
Service cost	$29,241	$30,055	$26,232	$8,881	$9,094	$7,934
Interest cost	90,993	88,401	89,205	20,899	20,116	17,180
Expected return on plan assets	(123,498)	(128,804)	(125,518)	(26,180)	(24,161)	(21,574)
Amortization of transition cost	-	-	-	(624)	(575)	(531)
Amortization of prior service cost	(2,123)	(2,762)	(2,758)	899	540	538
Recognized net actuarial loss	27,021	14,537	1,833	6,038	6,123	3,865
Curtailment	-	-	-	430	352	1,162
Net periodic benefit cost (income)	$21,634	$1,427	$(11,006)	$10,343	$11,489	$8,574

	Pension Benefits
	United States			Foreign
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.00%	6.75%	2.25% – 5.75%	2.25% – 6.00%	2.50% – 6.50%
Expected return on plan assets	8.50%	8.50%	8.50%	3.50% – 8.25%	4.00% – 8.25%	4.00% – 8.25%
Rate of compensation increase	4.75%	4.75%	4.75%	1.75% – 4.00%	1.75% – 4.00%	2.00% – 4.50%

U.S. pension plans’ investment strategy and asset allocation

The Company’s U.S. pension plans’ investment strategy supports the objectives of the fund, which are to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligations and the actuarial liabilities, and to earn a nominal rate of return of at least 8.50%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to minimize the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. The pension plans’ liabilities, investment objectives and investment managers are reviewed periodically.

The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plans’ investment portfolio after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio was determined based on the target asset allocations for each asset class, adjusted for historical and expected experience of active portfolio management results, when compared to the benchmark returns, based on the target asset allocations for each asset class.

The target allocation for 2006 and the asset allocation for the U.S. pension plan at December 31, 2005 and 2004, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31
Asset category	2006	2005	2004
U.S. equities	50%	48%	49%
Non-U.S. equities	20%	22%	22%
Fixed income	25%	25%	24%
Real estate	5%	5%	5%
Total	100%	100%	100%

The fair value of plan assets was $1.5 billion at December 31, 2005 and 2004, and the expected long-term rate of return on these plan assets was 8.50% in 2005 and 2004.

Foreign pension plans’ investment strategy

The Company’s foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees, in conjunction with the Company’s corporate personnel. The investment strategies adopted by the Company’s foreign plans vary by country and plan, with each strategy tailored to achieve the expected rate of return within an acceptable or appropriate level of risk, depending upon the liability profile of plan participants, local funding requirements, investment markets and restrictions. The Company’s largest foreign pension plan is the U.K. plan, which represents 76% of the non-U.S. pension assets. The Company’s U.K. pension plan’s investment strategy supports the objectives of the fund, which are to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligations and the actuarial liabilities, and to earn a nominal rate of return of at least 8.0%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to minimize the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. The pension plans’ liabilities, investment objectives and investment managers are reviewed periodically.

The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio was determined based on the target asset allocations for each asset class, adjusted for historical and expected experience of active portfolio management results, when compared to the benchmark returns.

The target allocation for 2006 and the asset allocation for the U.K. pension plan at December 31, 2005 and 2004, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31
Asset category	2006	2005	2004
U.K. equities	35%	33%	38%
Non-U.K. equities	35%	35%	34%
Fixed income	30%	24%	27%
Cash	—	8%	1%
Total	100%	100%	100%

The fair value of plan assets was $314 million and $255 million at December 31, 2005 and 2004, respectively, and the expected long-term rate of return on these plan assets was 8.0% in 2005 and 2004.

Nonpension postretirement benefits

The Company provides certain health care and life insurance benefits to eligible retirees and their dependents. The cost of these benefits is recognized over the period the employee provides credited services to the Company. Substantially all of the Company’s U.S. and Canadian employees become eligible for retiree health care benefits after reaching age 55 and with the completion of the required service period. U.S. employees hired after January 1, 2005, and Canadian employees hired after April 1, 2005, are not eligible for retiree health care benefits.

On July 1, 2004 the Company adopted the provisions of FASB Staff Position (FSP) No. 106-2 on a prospective basis. The adoption of FSP No. 106-2 reduced the Company’s nonpension postretirement accumulated benefit obligation by approximately $72 million, which has been recognized as a reduction in the Company’s unrecognized actuarial loss.

The change in benefit obligations and plan assets and the funded status for nonpension postretirement benefit plans is as follows:

	Nonpension Postretirement Benefits
December 31	2005	2004
Change in benefit obligation:
Benefit obligations at beginning of year	$311,915	$339,576
Service cost	3,154	3,387
Interest cost	14,716	17,638
Plan participants’ contributions	5,987	5,535
Plan amendments	246	-
Actuarial (gain)	(22,310)	(18,674)
Foreign currency changes	686	607
Benefits paid	(41,712)	(36,154)
Benefit obligations at end of year	$272,682	$311,915
Change in plan assets:
Fair value of plan assets at beginning of year	$-	$-
Company contribution	35,725	30,619
Plan participants’ contributions	5,987	5,535
Benefits paid	(41,712)	(36,154)
Fair value of plan assets at end of year	$-	$-

Funded status	$(272,682)	$(311,915)
Unrecognized actuarial loss	44,557	68,482
Unrecognized prior service benefit	(12,839)	(15,208)
Accrued benefit cost	$(240,964)	$(258,641)

The assumed weighted average discount rate used in determining the accumulated nonpension postretirement benefit obligations was 5.60% in 2005 and 5.75% in 2004.
In 2003, the Company amended the retiree medical program to award retiree medical benefits based on each year of service after age 45.
The components of the net periodic benefit cost for nonpension postretirement benefit plans are as follows:

	Nonpension Postretirement Benefits
	2005	2004	2003
Service cost	$3,154	$3,387	$3,590
Interest cost	14,716	17,638	19,670
Amortization of prior service benefit	(2,122)	(8,139)	(8,581)
Recognized net actuarial loss	1,871	4,684	4,182
Net periodic benefit cost	$17,619	$17,570	$18,861

Weighted average assumptions used to determine	Nonpension Postretirement Benefits
net periodic costs during the years:	2005	2004	2003
Discount rate	5.75%	6.00%	6.75%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations was 8.00% for 2006, 9.00% for 2005 and 10.00% for 2004. This was assumed to gradually decline to 5.00% by the year 2009 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$634	$537
Effect on postretirement benefit obligations	$9,516	$8,480

Estimated future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Nonpension Postretirement Benefits
For the year ending 12/31/06	$104,424	$30,747
For the year ending 12/31/07	108,995	30,204
For the year ending 12/31/08	113,179	28,544
For the year ending 12/31/09	118,682	27,327
For the year ending 12/31/10	126,652	26,222
For the years ending 12/31/11–12/31/15	727,322	110,877
	$1,299,254	$253,921

Nonpension postretirement benefit payments represent expected contributions, net of the annual Medicare Part D subsidy of approximately $3 million in 2006 and $4 million in each year thereafter.

12.    Discontinued operations

On January 14, 2000, the Company sold Atlantic Mortgage & Investment Corporation (AMIC), a wholly-owned subsidiary of the Company, to ABN AMRO North America. In connection with this transaction, the Company recorded a gain of $2.3 million (net of taxes of $1.6 million) for the year ended December 31, 2003. The gain resulted from the favorable resolution of certain contingent liabilities recorded at the time of sale.

On October 30, 1998, Colonial Pacific Leasing Corporation (CPLC), a wholly-owned subsidiary of the Company, transferred the operations, employees, and substantially all assets related to its broker-oriented external financing business to General Electric Capital Corporation, a subsidiary of the General Electric Company. In connection with this transaction, the Company recorded a gain of $0.9 million (net of taxes of $0.6 million) for the year ended December 31, 2003. The gain resulted from the favorable resolution of certain contingent liabilities recorded at the time of sale.

13.    Restructuring charges

In January 2003, the Company undertook restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. In connection with this plan, the Company recorded pre-tax restructuring charges of $54 million, $158 million and $117 million for the years ended December 31, 2005, 2004 and 2003, respectively. The 2005 charge is net of a $30 million gain on the sale of our main plant manufacturing facility. See Note 1 to the consolidated financial statements for the Company’s accounting policy related to restructuring charges.

The pre-tax restructuring charges are composed of:

(Dollars in millions)	Restructuring charges	Non-cash charges	Cash payments	Balance December 31
2003
Severance and benefit costs	$81	$-	$(54)	$27
Asset impairments	27	(27)	-	-
Other exit costs	9	-	(4)	5
	$117	$(27)	$(58)	$32
2004
Severance and benefit costs	$76	$-	$(55)	$48
Asset impairments	73	(73)	-	-
Other exit costs	9	-	(11)	3
	$158	$(73)	$(66)	$51
2005
Severance and benefit costs	$71	$-	$(74)	$45
Asset impairments	7	(7)	-	-
Other exit costs	6	-	(4)	5
Gain on sale of main plant	(30)	-	30	-
	$54	$(7)	$(48)	$50

All restructuring charges, except for asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 3,500 employees worldwide from the inception of this plan through December 31, 2005 and expected future workforce reductions of approximately 800 employees. The workforce reductions relate to actions across several of the Company’s businesses resulting from infrastructure and process improvements and its continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 62% of the workforce reductions to date are in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairments in 2003 included a $24 million charge as a result of the Company’s decision to exit its main plant manufacturing facility in Connecticut in connection with its product sourcing and real estate optimization strategy. During the first quarter of 2005, following the successful rezoning of it’s main plant facility, the Company recorded a pre-tax gain of $30 million related to the sale of this facility. Restructuring charges in 2004 included a pre-tax charge of $28 million related to the planned closure of a manufacturing facility in Germany. Asset impairments in 2004 included a $47 million charge related to the write-down of capitalized system development costs, related to order management processes, as a result of the changing business profile of the Company and its organizational realignment. Other asset impairments in 2004 and 2003 relate primarily to the write-down of property, plant and equipment resulting from the closure or streamlining of certain facilities and systems. The fair values of the impaired long-lived assets were determined primarily using probability weighted expected cash flows in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

14.    Acquisitions

On June 30, 2005, the Company completed the acquisition of Danka Canada Inc. (Danka), a subsidiary of Danka Business Systems PLC, for a net purchase price of $14 million in cash. Danka is a leading provider of office systems services, supplies and equipment in Canada. This acquisition strengthens the Company’s Canadian operations by enhancing its geographic coverage and extending its offerings. The goodwill was assigned to the Outside the U.S. segment.

On May 26, 2005, the Company completed the acquisition of Imagitas, Inc. (Imagitas) for a net purchase price of $231 million in cash, net of unrestricted cash. Imagitas is a marketing services company that specializes in using mail to help companies connect with hard to reach consumers. This acquisition expands the Company’s presence in the mailstream and adds to the array of valuable services that it currently delivers to its customers. The goodwill was assigned to the Mail Services segment.

On March 24, 2005, the Company completed the acquisition of Compulit, Inc. (Compulit) for a net purchase price of $24 million in cash. Compulit is a leading provider of litigation support services to law firms and corporate clients. This acquisition expands the Company’s ability to provide a broader range of high value services to its legal vertical. The goodwill was assigned to the Global Management Services segment.

On December 16, 2004, the Company completed the acquisition of Groupe MAG for a net purchase price of $43 million in cash. Groupe MAG is a distributor of production mail equipment, software and services in France, Belgium and Luxembourg. This acquisition extends the Company’s distribution capabilities internationally. The goodwill was assigned to the Outside the U.S. segment.

On November 1, 2004, the Company completed the acquisition of a substantial portion of the assets of Ancora Capital & Management Group LLC (Ancora) for a net purchase price of $37 million in cash. Ancora is a provider of first class, standard letter and international mail processing and presort services with five operations in southern California, Pennsylvania and Maryland. This acquisition expanded the Company’s mail services operations. The goodwill was assigned to the Mail Services segment.

On July 20, 2004, the Company completed the acquisition of Group 1 Software, Inc. (Group 1) for a net purchase price of $329 million in cash. Group 1 is an industry leader in software that enhances mailing efficiency, data quality and customer communications. The goodwill was assigned to Inside the U.S.-DMT and Outside the U.S. segments.

On May 21, 2004, the Company completed the acquisition of substantially all of the assets of International Mail Express, Inc. (IMEX) for a net purchase price of $30 million in cash. IMEX consolidates letters and flat-sized mail headed to international addresses to reduce postage costs and expedite delivery. This acquisition expanded the Company’s mail services operations. The goodwill was assigned to the Mail Services segment.

The following table summarizes selected financial data for these acquisitions:

(Dollars in thousands)	Danka	Imagitas	Compulit	Groupe MAG	Ancora	Group 1	IMEX
Purchase price allocation
Current assets	$12,502	$40,577	$4,462	$31,427	$2,711	$34,575	$7,991
Other non-current assets	5,627	3,267	656	832	13,834	5,827	310
Intangible assets	4,203	59,600	2,797	12,179	13,923	82,067	9,600
Goodwill	8,358	195,234	17,541	25,304	20,791	293,593	20,180
Current liabilities	(16,690)	(42,600)	(1,130)	(22,867)	(14,297)	(78,424)	(7,954)
Non-current liabilities	-	(25,216)	-	(3,617)	-	(8,517)	-
Purchase price	$14,000	$230,862	$24,326	$43,258	$36,962	$329,121	$30,127

Intangible assets
Customer relationships	$3,327	$18,300	$2,366	$10,356	$13,923	$32,267	$8,100
Supplier relationships	-	33,300	-	-	-	-	-
Mailing software and technology	-	4,000	-	-	-	43,600	900
Trademarks and trade names	876	4,000	431	1,823	-	6,200	600
Total intangible assets	$4,203	$59,600	$2,797	$12,179	$13,923	$82,067	$9,600

Intangible assets amortization period
Customer relationships	15 years	5 years	4 years	15 years	15 years	15 years	15 years
Supplier relationships	-	9 years	-	-	-	-	-
Mailing software and technology	-	5 years	-	-	-	9 years	5 years
Trademarks and trade names	4 years	5 years	5 years	5 years	-	9 years	2 years
Total weighted average	13 years	8 years	4 years	14 years	15 years	11 years	13 years

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Danka, Imagitas, Compulit, Groupe MAG, Ancora, Group 1 and IMEX had occurred at the beginning of each period presented:

	Years ended December 31,
	2005	2004
Total revenue	$5,550,483	$5,272,240

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been completed on January 1, 2004, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma earning results of these acquisitions were not material to earnings on either a per share or an aggregate basis.

During 2005 and 2004 the Company also completed several smaller acquisitions, including additional sites for its mail services operations and some international dealers. The Company also acquired the hardware equipment services business of Standard Register Inc. at the end of 2004. The cost of these acquisitions was in the aggregate less than $75 million in each year. These acquisitions did not have a material impact on the Company’s financial results either individually or on an aggregate basis.

15.    Goodwill and intangible assets

Intangible assets are composed of the following:

	2005		2004
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$273,674	$53,966	$255,512	$33,168
Supplier relationships	33,300	2,194	-	-
Mailing software and technology	113,475	30,525	111,876	20,730
Trademarks and trade names	21,841	9,702	15,897	6,685
Non-compete agreements	5,122	3,611	3,922	2,887
	$447,412	$99,998	$387,207	$63,470

Amortization expense for intangible assets was $39.8 million, $29.1 million and $27.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated intangible assets amortization expense for the next five years is as follows:

For the year ending 12/31/06	$42,700
For the year ending 12/31/07	$40,100
For the year ending 12/31/08	$40,000
For the year ending 12/31/09	$38,000
For the year ending 12/31/10	$32,300

Intangible assets acquired during the year ended December 31, 2005 are as follows:

	Weighted Average Amortization Period		Acquisition Cost
Customer relationships	7	years	$27,124
Supplier relationships	9	years	33,300
Mailing software and technology	5	years	4,750
Trademarks and trade names	5	years	5,307
Non-compete agreements	5	years	87
Weighted average	8	years	$70,568

Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005 are as follows:

	Balance at January 1, 2004	Acquired	Other	Balance at December 31, 2004
Inside the U.S. — Mailing	$49,193	$15,605	$(835)	$63,963
— DMT	42,734	292,236	(405)	334,565
Outside the U.S.	308,771	38,366	32,816	379,953
Global Mailstream Solutions	400,698	346,207	31,576	778,481

Global Management Services	420,149	-	7,425	427,574
Mail Services	135,437	68,187	1,702	205,326
Global Business Services	555,586	68,187	9,127	632,900
Total	$956,284	$414,394	$40,703	$1,411,381

	Balance at January 1, 2005	Acquired	Other	Balance at December 31, 2005
Inside the U.S. — Mailing	$63,963	$5,399	$(3,140)	$66,222
— DMT	334,565	-	1,835	336,400
Outside the U.S.	379,953	11,618	(29,786)	361,785
Global Mailstream Solutions	778,481	17,017	(31,091)	764,407

Global Management Services	427,574	18,287	(10,555)	435,306
Mail Services	205,326	202,899	3,848	412,073
Global Business Services	632,900	221,186	(6,707)	847,379
Total	$1,411,381	$238,203	$(37,798)	$1,611,786

“Other” includes the impact of post closing acquisition and foreign currency translation adjustments.

During the fourth quarter of 2005 and 2004 the Company performed impairment tests for goodwill. As a result of this review, it was determined that no goodwill impairments existed.

16.    Commitments, contingencies and regulatory matters

At December 31, 2005, as part of the Company’s Capital Services programs, the Company has committed to potentially extend credit of $48 million to pre-approved creditworthy customers. The Company will sell or syndicate transactions that are funded during the commitment period.

Legal

In the ordinary course of business, the Company is routinely a defendant in or party to a number of pending and threatened legal actions. These may involve litigation by or against the Company relating to, among other things: contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with customers; or disputes with employees.

The Company is a defendant in a patent action brought by Ricoh Company, Ltd. in which there are allegations of infringement against certain of the Company’s important mailing products, including the DM SeriesTM. The plaintiff seeks both large and unspecified damages and injunctive relief. Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002). Although a trial date has not been set, the Company anticipates it will be scheduled for 2006. The parties respective motions on the issue of inequitable conduct during the patent application process were denied, leaving this issue for trial. In addition, the issue of the interpretation of the proper scope of the patents (referred to as claims construction) has been fully briefed and is before the court.

Although the Company cannot predict the outcome of this matter based on current knowledge, the Company does not believe that the ultimate outcome of the litigation will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, litigation is inherently unpredictable, and if Ricoh does prevail, the result may have a material effect on the Company’s financial position, future results of operations or cash flows, including, for example, the Company’s ability to offer certain types of goods or services in the future.

In December 2001, the Company recorded a pre-tax charge of approximately $24 million associated with the settlement of a lawsuit related to lease upgrade pricing in the early to mid-1990’s. The $24 million charge relates to the following settlement costs: award certificates to be provided to members of the class for purchase of office products through Pitney Bowes supply line and the cost of legal fees and related expenses. This charge was included in other income in the Consolidated Statements of Income for the year ended December 31, 2001. In 2003, the Company recorded income of $10 million related to the expiration of product award certificates previously provided to certain customers in connection with this legal settlement.

In December 2004, the Company recorded a pre-tax charge of approximately $20 million associated with the settlement of a lawsuit related to a program the Company’s wholly owned subsidiary, Pitney Bowes Credit Corporation, offers to some of its leasing customers to replace the leased equipment if it is lost, stolen or destroyed. The $20 million charge relates to the following settlement costs: award certificates to be provided to members of the class for purchase of office products through Pitney Bowes supply line and the cost of legal fees and related expenses. This charge was included in other income in the Consolidated Statements of Income for the year ended December 31, 2004.

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

The Company provides product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties based on historical claim experience, which has not been significant, and other currently available evidence. Accordingly, the Company’s product warranty liability at December 31, 2005 and 2004, respectively, was not material.

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

Future minimum lease payments under both capital and non-cancelable operating leases at December 31, 2005 are as follows:

Years ending December 31	Capital leases	Operating leases
2006	$1,814	$69,778
2007	1,126	51,749
2008	666	38,279
2009	200	24,112
2010	4	14,901
Thereafter	—	42,715
Total minimum lease payments	3,810	$241,534
Less: Amount representing interest	(276)
Present value of net minimum lease payments	$3,534

Rental expense was $158.4 million, $154.3 million and $137.9 million in 2005, 2004 and 2003, respectively.

19.    Financial Services

Capital Services strategy

In December 2004, the Company’s Board of Directors approved a plan to pursue a sponsored spin-off of its Capital Services external financing business. The new entity (Spinco) would be an independent publicly traded company consisting of most of the assets in the Company’s Capital Services segment. On March 31, 2005, Pitney Bowes Credit Corporation, a wholly-owned subsidiary of the Company, entered into a Subscription Agreement with Cerberus Capital Management, L.P. through its investment vehicle, JCC Management LLC (Investor). Under the terms of the Subscription Agreement, the Investor is expected to invest in excess of $100 million for common and preferred stock representing up to 19.9% of the voting interest and up to 48% economic interest in the spun-off entity. The Subscription Agreement anticipates that Pitney Bowes stockholders would receive 80.1% of the common stock of Spinco in a tax-free distribution. In accordance with the Subscription Agreement, both parties have the right to terminate this agreement at March 31, 2006. The Subscription Agreement was filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

The Company estimates that it would incur after-tax transaction costs of about $20 million to $35 million in connection with the spin-off. The majority of these costs would be incurred at the time of the spin-off. These costs are composed primarily of professional fees, taxes on asset transfers and lease contract termination fees.

In addition, in accordance with current accounting guidelines, at the time of the spin-off the Company would be required to compare the book and fair market values of the assets and liabilities spun-off and record any resulting deficit as a charge in discontinued operations. The Company currently estimates this potential non-cash after-tax charge to be in the range of $150 million to $250 million. The ultimate amount of this charge, if any, would be determined by the fair market value of Spinco at the time of the spin-off and the resolution of the related tax liabilities.

The spin-off is not subject to a vote by Pitney Bowes stockholders. The transaction is subject to regulatory review and other customary conditions. In January 2006, the Company received a favorable ruling from the IRS that the spin-off would be tax free to its stockholders. In March 2006, based on a recent communication initiated by the Company, the SEC staff indicated that the Company would need to include three years of historical audited financial statements for Pitney Bowes Credit Corporation, the legal entity holding the assets of the Capital Services external financing business rather than for the Capital Services business alone. Fulfillment of this requirement could extend the timeframe for completion of the spin into the first half of 2007. As a result, consistent with its previously stated desire to exit the Capital Services business in a way that maximizes stockholder value, the Company is assessing a broader range of asset and business disposition options, including spin-off, a sale of the business, or sale of all or a portion of the assets. Several factors, including improved economic conditions, make this range of options more attractive now, than when the Company first announced its intention to look at options for exiting this business in January 2003.

In July 2005, the Company received notice of termination of its agreement to provide future lease financing to Imagistics International, Inc. This agreement was replaced with successive thirty-day lease financing agreements that have been extended each month since October 2005. In March 2006, the Company announced that it has signed a definitive agreement to sell its Imagistics International, Inc. lease portfolio for approximately $280 – $290 million to De Lage Landen, a subsidiary of Rabobank NV. The final purchase price will be a function of the receivables balance in the portfolio at closing. This lease portfolio is part of the external financing assets included in the proposed spin-off. The completion of the sale of the Imagistics lease portfolio is subject to customary closing conditions. In addition, if the Company decides to pursue the spin-off in its current form, the sale will be subject to receipt of a supplemental Internal Revenue Service ruling that the proposed spin-off of its Capital Services external financing business would be tax free to Pitney Bowes stockholders. The Imagistics lease portfolio contributed approximately five cents to the Company’s diluted earnings per share in 2005 and 2004.

Capital Services charge

In the process of preparing for the regulatory filing related to the spin-off, the Company determined the need to adjust the accounting for certain Capital Services lease transactions and certain Capital Services tax provisions. As a result, the Company recorded a pre-tax charge of $24 million ($5 million after-tax) in the fourth quarter of 2005. This charge reflects the cumulative effect of these adjustments. These adjustments did not have a material impact on the Company during any quarterly or annual period. As a result of these adjustments, the Company also grossed-up the related leased assets and non-recourse debt and reduced its investment in leveraged leases on its Consolidated Balance Sheet at December 31, 2005. The Company revised the following 2004 amounts to conform with the current year presentation:

December 31
(Dollars in millions)		2004
Finance receivables		$(4)
Rental property and equipment, net		570
Long-term finance receivables		(41)
Investment in leveraged leases		(107)
Other assets		(27)
Total assets		$391
Accounts payable		$12
Notes payable and current portion of long-term debt		32
Deferred taxes on income		(7)
Long-term debt		366
Other non-current liabilities		(12)
Retained earnings		—
Total liabilities & stockholders’ equity		$391

Capital Services portfolio

The Company’s investment in Capital Services lease related assets included in its Consolidated Balance Sheets was composed of the following:

December 31
(Dollars in millions)	2005	2004
Leveraged leases	$1,470	$1,478
Finance receivables	520	587
Rental property and equipment, net	585	625
Total	$2,575	$2,690

Leveraged Leases

The Company’s investment in leveraged lease assets consists of the following:

December 31
(Dollars in millions)	2005	2004
Rental receivables	$6,711	$7,243
Residual value	305	312
Principal and interest on non-recourse loans	(4,985)	(5,477)
Unearned income	(561)	(600)
Investment in leveraged leases	1,470	1,478
Less: Deferred taxes related to leveraged leases	(1,151)	(1,126)
Net investment in leveraged leases	$319	$352

Following is a summary of the components of income from leveraged leases:

December 31
(Dollars in millions)	2005	2004	2003
Pre-tax leveraged lease income	$38.3	$52.6	$73.8
Income tax effect	9.5	17.7	21.6
Income from leveraged leases	$28.8	$34.9	$52.2

•	Rental receivables represent total lease payments from the Company’s customers over the remaining term of the leveraged leases.

•	Residual value represents the value of the property anticipated at the end of the leveraged lease terms and is based on appraisals or other sources of estimated value. The Company reviews the recorded residual value for impairments deemed to be other than temporary at least once annually and records adjustments as appropriate.

•	Principal and interest on non-recourse loans represent amounts due to unrelated third parties from the Company’s customers over the remaining term of the leveraged leases. The non-recourse loans are secured by the lessees’ rental obligations and the leased property. If a lessee defaults and if the amounts realized from the sale of these assets are insufficient to pay the non-recourse debt, the Company has no obligation to make any payments due on these non-recourse loans to the unrelated third parties. Accordingly, the Company is required by GAAP to subtract the principal and interest over the remaining term of the non-recourse loans from its rental receivables and residual value. At December 31, 2005 and 2004, the principal balances on the non-recourse loans totaled $2.8 billion and $3.2 billion, respectively, and the related interest payments over the remaining terms of the leases totaled $2.2 billion and $2.3 billion, respectively.

•	Unearned income represents the Company’s future financing income that will be earned over the remaining term of the leases.

•	Investment in leveraged leases represent the amount that is recorded in the Company’s Consolidated Balance Sheets.

The investment in leveraged leases in the Company’s Consolidated Balance Sheets is diversified across the following types of assets:

December 31 (Dollars in millions)	2005	2004	Original Lease Term (in years)
Locomotives and rail cars	$399	$382	20 – 40
Postal equipment	365	358	15 – 24
Commercial aircraft	230	268	22 – 25
Commercial real estate	142	140	17 – 25
Telecommunications	141	141	14 – 16
Rail and bus	133	133	27 – 37
Shipping and handling	60	56	24
Total leveraged leases	$1,470	$1,478

At December 31, 2005 approximately 57% of the Company’s total leveraged lease portfolio is further secured by equity defeasance accounts or other third-party credit arrangements. In addition, at December 31, 2005, approximately 9% of the remaining leveraged lease portfolio represents leases to highly rated government related organizations that have guarantees or supplemental credit enhancements upon the occurrence of certain events.

Finance receivables

Capital Services finance receivables are composed of the following:

December 31 (Dollars in millions)	2005	2004
Large ticket single investor leases	$267	$327
Imagistics lease portfolio	253	260
Total finance receivables	$520	$587

Rental property and equipment, net

Rental property and equipment, net are composed of the following:

December 31 (Dollars in millions)	2005	2004
Commercial real estate	$393	$396
Imagistics lease portfolio	17	23
Rail and other	175	206
Total rental property and equipment, net	$585	$625

The operating lease receivables related to gross rental property and equipment are $68 million in 2006, $71 million in 2007, $55 million in 2008, $56 million in 2009, $61 million in 2010, and $341 million thereafter.

Selling, general and administrative expense in the Company’s consolidated financial statements includes $7 million, $14 million and $2 million of depreciation of rental property and equipment and residual impairments related to Capital Service for the years ended December 31, 2005, 2004 and 2003, respectively.

Investment in commercial passenger and cargo aircraft leasing transactions

At December 31, 2005 and 2004, the Company’s net investment in commercial passenger and cargo aircraft leasing transactions, net of related debt and minority interest, was $231 million and $268 million, respectively, which is composed of transactions with U.S. airlines of $22 million and $21 million, respectively, and foreign airlines of $209 million and $247 million, respectively. The Company’s net investment in commercial passenger and cargo aircraft leasing portfolio is composed of investments in leveraged lease transactions, direct financing lease transactions and a portion of the Company’s investment in PBG. Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) the Company’s inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover its net investment; and/or (3) in the case of the leveraged lease portfolio, the default of an equity defeasance or other third-party credit arrangements. At December 31, 2005, approximately 45% of the Company’s net investment in commercial passenger and cargo aircraft leasing investments was further secured by approximately $105 million of equity defeasance accounts or third-party credit arrangements.

During the first quarter of 2005, Japan Airlines exercised its early buy-out option. The Company received approximately $47 million from this transaction, reflecting the net investment at that time.

During the second quarter of 2005, the Company sold the aircraft associated with the Company’s remaining leases with United Air Lines. The Company received approximately $14 million and recorded a pre-tax gain of approximately $7 million, net of minority interest, from this transaction.

Finance Receivables

Finance receivables are generally due in monthly, quarterly or semi-annual installments over periods ranging from three to 25 years.

The components of net finance receivables were as follows:

December 31	2005	2004
Gross finance receivables	$3,784,531	$3,826,009
Residual valuation	364,327	363,745
Initial direct cost deferred	10,888	12,158
Allowance for credit losses	(128,862)	(173,032)
Unearned income	(846,765)	(852,806)
Net finance receivables	$3,184,119	$3,176,074

Maturities of gross finance receivables for the finance operations are as follows:

Years ending December 31	Internal financing	Capital Services	Total
2006	$1,559,768	$183,068	$1,742,836
2007	751,494	155,451	906,945
2008	530,490	65,873	596,363
2009	274,198	39,033	313,231
2010	82,130	18,218	100,348
Thereafter	11,015	113,793	124,808
Total	$3,209,095	$575,436	$3,784,531

Credit Risk

The Company regularly reviews its risk of default on both an individual lessee basis as well as its overall exposure by industry. The Company also regularly reviews its equipment and property values. This may include industry and equipment studies, physical inspections and appraisals.

A summary of the allowance for credit losses is as follows:

Years ended December 31	2005	2004	2003
Beginning balance	$173,032	$141,184	$154,008
Additions charged to continuing operations	51,566	86,368	51,910
Amounts written-off, net of recoveries:
Internal financing	(55,479)	(45,108)	(48,732)
Capital Services	(40,257)	(9,412)	(16,002)
Total write-offs, net of recoveries	(95,736)	(54,520)	(64,734)
Ending balance	$128,862	$173,032	$141,184

The additions charged to continuing operations in 2004 included $30 million from the consolidation of PBG.

Off-Balance Sheet Items

Finance receivables sales

As part of the Company’s Capital Services programs, the Company has from time-to-time sold, through securitizations, net finance receivables with limited recourse. In these transactions, the Company has surrendered control over the transferred assets in accordance with paragraph 9 of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and received a cash payment from the transferee. Specifically, the finance receivables were sold to a bankruptcy remote limited liability company. In certain cases, at the time of sale, the Company obtained legal counsel’s opinion that the assets were isolated and that the sale qualified as a true sale at law. Under the terms of the sale, the transferee has the right to pledge or exchange the assets it received. There are no conditions that both constrain the transferee from taking advantage of its right to pledge or exchange and provide more than a trivial benefit to the transferor. The Company does not maintain effective control over the transferred assets.

The Company has accounted for these transactions as a sale, recognizing assets obtained and liabilities incurred in consideration as proceeds of the sale. Any resulting gain or loss was recognized in income at the time of sale. The maximum risk of loss in these transactions arises from the possible non-performance of lessees to meet the terms of their contracts. The Company believes adequate provisions for losses have been established for receivables sold which may become uncollectible and for which it has recourse obligation, in accordance with paragraph 113 of SFAS No. 140.

The Company has sold net finance receivables and in selective cases entered into guarantee contracts with varying amounts of recourse in privately placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $32 million and $99 million at December 31, 2005 and 2004, respectively. In accordance with GAAP, the Company does not record these amounts as liabilities in its Consolidated Balance Sheets.

The Company’s maximum risk of loss on these net financing receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value, and supported by the creditworthiness of its customers. At December 31, 2005 and 2004, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts. As part of the Company’s review of its risk exposure, the Company believes it has made adequate provision for sold receivables and guarantee contracts that may not be collectible. See Notes 17 and 21 to the consolidated financial statements.

20.    Business segment information

In light of the Company’s recent organizational realignment, effective January 1, 2005, the Company revised its segments to reflect its product-based businesses separately from its service-based businesses. Prior year amounts have been reclassified to conform to the current year presentation. For a description of the Company’s reportable segments and the types of products and services from which each reportable segment derives its revenue, see Item 1 — Business on page 3. That information is incorporated herein by reference. The information set forth below should be read in conjunction with such information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, with the exception of the items outlined below.

EBIT is determined by deducting from revenue the related costs and expenses attributable to the segment. Segment EBIT excludes general corporate expenses, restructuring charges, interest expense, other income (expense) and income taxes. Identifiable assets are those used in the Company’s operations and exclude cash and cash equivalents, short-term investments and general corporate assets. Long-lived assets exclude finance receivables and investment in leveraged leases.

Revenue and EBIT by business segment and geographic area follows:

	Revenue
(Dollars in millions)	2005	2004	2003
Business segments:
Inside the U.S. — Mailing	$2,273	$2,185	$2,184
— DMT	430	350	274
Outside the U.S.	1,173	1,011	846
Global Mailstream Solutions	3,876	3,546	3,304

Global Management Services	1,072	1,078	1,006
Mail Services	405	192	113
Global Business Services	1,477	1,270	1,119

Capital Services	139	141	154
Total	$5,492	$4,957	$4,577
Geographic areas:
United States	$4,091	$3,703	$3,507
Outside the United States	1,401	1,254	1,070
Total	$5,492	$4,957	$4,577

	EBIT
(Dollars in millions)	2005	2004	2003
Business segments:
Inside the U.S. — Mailing	$906	$864	$847
— DMT	62	38	29
Outside the U.S.	203	174	132
Global Mailstream Solutions	1,171	1,076	1,008

Global Management Services	72	56	52
Mail Services	26	10	11
Global Business Services	98	66	63

Capital Services	83	88	104
Total	$1,352	$1,230	$1,175
Geographic areas:
United States	$1,121	$1,023	$1,004
Outside the United States	231	207	171
Total	$1,352	$1,230	$1,175

Additional segment information is as follows:

	Years ended December 31
(Dollars in millions)	2005	2004	2003
Depreciation and amortization:
Inside the U.S. — Mailing	$112	$114	$122
— DMT	36	36	30
Outside the U.S.	61	52	43
Global Mailstream Solutions	209	202	195

Global Management Services	59	64	58
Mail Services	27	22	15
Global Business Services	86	86	73

Capital Services	8	5	9
Total	$303	$293	$277

	Years ended December 31
(Dollars in millions)	2005	2004	2003

Capital expenditures:
Inside the U.S. — Mailing	$142	$150	$133
— DMT	3	6	5
Outside the U.S.	71	76	57
Global Mailstream Solutions	216	232	195

Global Management Services	48	58	60
Mail Services	21	19	21
Global Business Services	69	77	81

Capital Services	-	-	-
Total	$285	$309	$276

Revenue by products and services:
Equipment sales and rentals	$1,954	$1,873	$1,793
Equipment financing	482	439	433
Equipment support services	663	591	564
Supplies	361	321	284
Software	248	163	87
Payment solutions	168	159	143
Management services	1,072	1,078	1,006
Mail services	405	192	113
Capital services	139	141	154
Total	$5,492	$4,957	$4,577

	Years ended December 31
(Dollars in millions)	2005	2004
Identifiable assets:
Inside the U.S. — Mailing	$3,392	$3,136
— DMT	714	705
Outside the U.S.	1,718	1,732
Global Mailstream Solutions	5,824	5,573

Global Management Services	789	797
Mail Services	712	419
Global Business Services	1,501	1,216

Capital Services	2,580	2,676
Total	$9,905	$9,465
Identifiable long-lived assets by geographic areas:
United States	$3,303	$2,971
Outside the United States	862	885
Total	$4,165	$3,856

Reconciliation of segment amounts to consolidated totals:

	Years ended December 31
(Dollars in millions)	2005	2004	2003
EBIT:
Total EBIT for reportable segments	$1,352	$1,230	$1,175
Unallocated amounts:
Interest, net	(208)	(173)	(168)
Corporate expense	(189)	(180)	(169)
Restructuring charges	(54)	(158)	(117)
Other income (expense)	(34)	(20)	-
Income from continuing operations before income taxes	$867	$699	$721
Depreciation and amortization:
Total depreciation and amortization for reportable segments	$303	$293	$277
Corporate depreciation	29	14	12
Consolidated depreciation and amortization	$332	$307	$289
Capital expenditures:
Total additions for reportable segments	$285	$309	$276
Unallocated amounts	7	8	10
Consolidated capital expenditures	$292	$317	$286

	December 31
(Dollars in millions)	2005	2004
Total assets:
Total identifiable assets by reportable segments	$9,905	$9,465
Cash and cash equivalents and short-term investments	300	320
General corporate assets	416	427
Consolidated assets	$10,621	$10,212

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

The estimated fair value of the Company’s financial instruments follows:

	2005		2004
December 31	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Investment securities	$122,644	$122,644	$39,257	$39,257
Loans receivable	$371,140	$371,140	$410,699	$410,699
Long-term debt	$(3,893,329)	$(3,854,295)	$(3,192,979)	$(3,270,580)
Interest rate swaps	$(766)	$(766)	$(2,255)	$(2,255)
Foreign currency exchange contracts	$(4,374)	$(4,374)	$(6,247)	$(6,247)
Transfer of receivables with recourse	-	-	$(354)	$(354)

(1)	Carrying value includes accrued interest and deferred fee income, where applicable.

22.    Quarterly financial data (unaudited)

Summarized quarterly financial data (dollars in millions, except for per share data) for 2005 and 2004 follows:

	Three Months Ended
2005	Mar. 31	June 30	Sept. 30	Dec. 31	2005 Year
Total revenue	$1,318	$1,360	$1,356	$1,458	$5,492
Gross profit (1)	719	743	746	805	3,013
Restructuring charges	(16)	26	13	30	54
Other income (expense)	(10)	-	-	(24)	(34)
Income from continuing operations	150	139	144	94	527
Net income	$150	$139	$144	$94	$527

Basic earnings per share	$0.65	$0.61	$0.63	$0.41	$2.30
Net income	$0.65	$0.61	$0.63	$0.41	$2.30

Diluted earnings per share	$0.64	$0.60	$0.62	$0.41	$2.27
Net income	$0.64	$0.60	$0.62	$0.41	$2.27

	Three Months Ended
2004	Mar. 31	June 30	Sept. 30	Dec. 31	Year 2004
Total revenue	$1,172	$1,206	$1,218	$1,362	$4,957
Gross profit (1)	639	660	673	744	2,716
Restructuring charges	15	16	16	111	158
Other income (expense)	-	-	-	20	20
Income from continuing operations	127	135	137	83	481
Net income	$127	$135	$137	$83	$481

Basic earnings per share	$0.55	$0.58	$0.59	$0.36	$2.08
Net income	$0.55	$0.58	$0.59	$0.36	$2.08

Diluted earnings per share	$0.54	$0.58	$0.58	$0.35	$2.05
Net income	$0.54	$0.58	$0.58	$0.35	$2.05

(1)	Gross profit is defined as total revenue less cost of sales, cost of rentals, cost of business services, cost of support services and cost of capital services.

The sum of the quarters and earnings per share amounts may not equal the annual and total amounts due to rounding.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Pitney Bowes Inc.:

We have completed integrated audits of Pitney Bowes Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Pitney Bowes Inc. and its subsidiaries (the Company) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
March 9, 2006

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A — CONTROLS AND PROCEDURES

Conclusion Regarding Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2005. In addition, no change in internal control over financial reporting occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2005.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on our assessment, we concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control — Integrated Framework.

Management’s assessment of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on page 74.

ITEM 9B — OTHER INFORMATION

None

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding the Company’s executive officers, which is provided under the caption “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K, the information called for by this Item is incorporated herein by reference to the sections entitled “Election of Directors,” “How much stock is owned by directors and executive officers?,” “Which stockholders own at least 5% of Pitney Bowes?,” “Security Ownership,” “Audit Committee” and “Corporate Governance” of the Pitney Bowes Inc. Notice of the 2006 Annual Meeting and Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION

The sections entitled “Directors’ Compensation,” “Executive Officer Compensation,” “Severance and Change of Control Arrangements” and “Pension Benefits” of the Pitney Bowes Inc. Notice of the 2006 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2005 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	22,437,808	$41.21	17,762,322
Equity compensation plans not approved by security holders	158,410	$36.18	1,323,939
Total	22,596,218	$41.16	19,086,261

The sections entitled “How much stock is owned by directors and executive officers?” and “Security Ownership” of the Pitney Bowes Inc. Notice of the 2006 Annual Meeting and Proxy Statement, to be filed with the SEC on or before March 31, 2006, are incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As part of the spin-off of Imagistics International Inc. (IGI), Pitney Bowes entered into several agreements with IGI that govern the ongoing relations between the two companies. The purpose of the agreements is to provide an orderly transition for both companies. Additional or modified agreements, arrangements or transactions, which would be negotiated at arm’s length, may be entered into between Pitney Bowes and IGI.

Agreements included matters such as cross-indemnification, employee benefits, non-competition provisions, restrictions on solicitation or employment of employees, access of information, provision of witnesses, confidentiality, transaction expenses, employee termination, transition services, tax separation, intellectual property, vendor financing, real estate and a credit agreement.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” of the Pitney Bowes Inc. Notice of the 2006 Annual Meeting and Proxy Statement, to be filed with the Commission on or before March 31, 2006, is incorporated herein by reference.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial statements — see Item 8 on page 35 and “Index to Financial Schedules” on page 81.

2.    Financial statement schedules — see “Index to Financial Schedules” on page 81.

3.    Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Reg. S-K exhibits	Description	Status or incorporation by reference
(3)(a)	Restated Certificate of Incorporation, as amended	Incorporated by reference to Exhibit (3a) to Form 10-K as filed with the Commission on March 30, 1993. (Commission file number 1-3579)
(a.1)	Certificate of Amendment to the Restated Certificate of Incorporation (as amended May 29, 1996)	Incorporated by reference to Exhibit (a.1) to Form 10-K as filed with the Commission on March 27, 1998. (Commission file number 1-3579)
(b)	By-laws, as amended	Incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on November 16, 1998. (Commission file number 1-3579)
(4)(a)	Preference Share Purchase Rights Agreement dated December 11, 1995 between the Company and Chemical Mellon Shareholder Services, LLC., as Rights Agent, as amended	Incorporated by reference to Exhibit (4) to Form 8-K as filed with the Commission on March 13, 1996. (Commission file number 1-3579)
(a.1)
Certificate of amendment to the Preference Share Purchase Rights Agreement dated December 11, 1995 between the Company and Chemical Mellon Shareholder Services, LLC., as Rights Agent, as amended December 8, 1998
Incorporated by reference to Exhibit (4.4) to Form 8-A/A as filed with the Commission on December 19, 2003. (Commission file number 1-3579)
(b)	Form of Indenture between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (No. 333-72304) as filed with the Commission on October 26, 2001.
(c)	Supplemental Indenture No. 1 dated April 23, 2004 between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K as filed with the Commission on August 18, 2004.
(d)	Form of Indenture between the Company and Citibank, N.A., as Trustee	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 (No. 333-120525) as filed with the Commission on November 16, 2004.

The Company has outstanding certain other long-term indebtedness. Such long-term indebtedness does not exceed 10% of the total assets of the Company; therefore, copies of instruments defining the rights of holders of such indebtedness are not included as exhibits. The Company agrees to furnish copies of such instruments to the SEC upon request.

Executive Compensation Plans:

(10)(a)	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit (10a) to Form 10-K as filed with the Commission on March 30, 1993. (Commission file number 1-3579)

(b)	Pitney Bowes Inc. Directors’ Stock Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(b.1)	Pitney Bowes Inc. Directors’ Stock Plan (Amendment Number 1, effective as of May 12, 2003)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on August 11, 2003. (Commission file number 1-3579)

(c)	Pitney Bowes 1991 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on May 14, 1998. (Commission file number 1-3579)

Executive Compensation Plans:

(c.1)	Pitney Bowes 1998 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (ii) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(c.2)	Pitney Bowes Stock Plan (as amended and restated as of January 1, 2002)	Incorporated by reference to Annex 1 to the proxy statement for the 2002 annual meeting of stockholders. (Commission file number 1-3579)

(d)	Pitney Bowes Inc. Key Employees’ Incentive Plan (as amended and restated)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 26, 2001. (Commission file number 1-3579)

(e)	Pitney Bowes Severance Plan (as amended, and restated effective January 1, 1999)	Exhibit (iv)

(f)	Pitney Bowes Senior Executive Severance Policy (amended and restated as of January 1, 2000)	Exhibit (v)

(g)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors	Incorporated by reference to Exhibit (i) to Form 10-Q as filed with the Commission on May 15, 1997. (Commission file number 1-3579)

(g.1)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors (as amended and restated 1999)	Incorporated by reference to Exhibit (iii) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(h)	Pitney Bowes Inc. Deferred Incentive Savings Plan (amended and restated January 1, 2003)	Exhibit (vi)

(i)	Pitney Bowes U.K. Stock Option Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (iv) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(j)	Pitney Bowes Separation Agreement with Karen M. Garrison dated December 5, 2003	Incorporated by reference to Exhibit (iv) to Form 10-K as filed with the Commission on March 9, 2004. (Commission file number 1-3579)

(k)	Pitney Bowes Separation Agreement with Matthew S. Kissner dated December 16, 2004	Incorporated by reference to Exhibit (10.1) to Form 8-K as filed with the Commission on December 22, 2004. (Commission file number 1-3579)

(l)	Pitney Bowes Terms of Employment Arrangements for the Named Executive Officers for 2005 dated February 14, 2005	Incorporated by reference to Exhibit (10.1) to Form 8-K as filed with the Commission on February 18, 2005. (Commission file number 1-3579)

Other:

(m)	Subscription Agreement between Pitney Bowes Credit Corporation and JCC Management LLC dated as of March 31, 2005	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on May 6, 2005. (Commission file number 1-3579)
(12)	Computation of ratio of earnings to fixed charges	Exhibit (i)

(21)	Subsidiaries of the registrant	Exhibit (ii)

(23)	Consent of experts and counsel	Exhibit (iii)

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	See page 86

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	See page 87

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	See page 88

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	See page 89

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PITNEY BOWES INC.

By:	/s/ Michael J. Critelli (Michael J. Critelli) Chairman and Chief Executive Officer Date: March 13, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Critelli Michael J. Critelli	Chairman and Chief Executive Officer — Director	March 13, 2006

/s/ Bruce P. Nolop Bruce P. Nolop	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2006

/s/ Steven J. Green Steven J. Green	Vice President — Finance and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2006

/s/ Linda G. Alvarado Linda G. Alvarado	Director	March 13, 2006

/s/ Colin G. Campbell Colin G. Campbell	Director	March 13, 2006

/s/ Anne S. Fuchs Anne S. Fuchs	Director	March 13, 2006

/s/ Ernie Green Ernie Green	Director	March 13, 2006

/s/ James H. Keyes James H. Keyes	Director	March 13, 2006

/s/ John S. McFarlane John S. McFarlane	Director	March 13, 2006

/s/ Eduardo R. Menascé Eduardo R. Menascé	Director	March 13, 2006

/s/ Michael I. Roth Michael I. Roth	Director	March 13, 2006

/s/ David L. Shedlarz David L. Shedlarz	Director	March 13, 2006

/s/ Robert E. Weissman Robert E. Weissman	Director	March 13, 2006

INDEX TO FINANCIAL SCHEDULES

The financial schedules should be read in conjunction with the financial statements included in Item 8 in this Form 10-K. Schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Page
Pitney Bowes Inc.:
Financial statement schedule for the years ended December 31, 2005, 2004 and 2003:
Report of independent registered public accounting firm on financial statement schedule	74
Valuation and qualifying accounts and reserves (Schedule II)	81

PITNEY BOWES INC.
SCHEDULE II — VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2003 TO 2005

(Dollars in thousands)

Description	Balance at beginning of year	Additions		Deductions		Balance at end of year
Allowance for doubtful accounts
2005	$50,254	$8,707	(1)	$12,700	(2)	$46,261
2004	$39,778	$23,692	(1)	$13,216	(2)	$50,254
2003	$35,139	$15,810	(1)	$11,171	(2)	$39,778

Allowance for credit losses on finance receivables
2005	$173,032	$51,566		$95,736	(2)	$128,862
2004	$141,184	$86,368	(3)	$54,520	(2)	$173,032
2003	$154,008	$51,910		$64,734	(2)	$141,184

Valuation allowance for deferred tax asset (4)
2005	$18,427	$7,641		$4,291		$21,777
2004	$4,517	$15,208		$1,298		$18,427
2003	$13,398	$2,459		$11,340		$4,517

(1)	Includes additions charged to expenses, additions from acquisitions and impact of foreign exchange translation.

(2)	Principally uncollectible accounts written off.

(3)	Includes $30 million of additions related to the consolidation of PBG Capital Partners LLC.

(4)	Included in Consolidated Balance Sheets as a liability.