Form 10-Q
period 2006-03-31
PITNEY BOWES INC /DE/
filed 2006-05-04
CIK 78814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  F O R M 1 0-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________



                         Commission File Number: 1-3579

                               PITNEY BOWES INC.

             (Exact name of registrant as specified in its charter)

          Delaware                                       06-0495050
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          1 Elmcroft Road
        Stamford, Connecticut                           06926-0700
(Address of principal executive offices)                (Zip Code)

                                 (203) 356-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|

Indicate by check mark whether the registrant is an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer |X|    Accelerated filer |_|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|   No |X|

Number of shares of common stock, $1 par value, outstanding as of April 14, 2006: 221,976,882 shares.

                                Pitney Bowes Inc.
                                      Index
                                -----------------
                                                                     Page Number
                                                                     -----------
Part I - Financial Information:

Item 1:  Financial Statements

    Condensed Consolidated Statements of Income (Unaudited)
           Three Months Ended March 31, 2006 and 2005..........................3

    Condensed Consolidated Balance Sheets (Unaudited)
           March 31, 2006 and December 31, 2005................................4

    Condensed Consolidated Statements of Cash Flows (Unaudited)
           Three Months Ended March 31, 2006 and 2005..........................5

    Notes to Condensed Consolidated Financial Statements..................6 - 18

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................19 - 27

Item 3:  Quantitative and Qualitative Disclosures about Market Risk...........28

Item 4:  Controls and Procedures..............................................28

Part II - Other Information:

Item 1:    Legal Proceedings................................................. 29

Item 1A:   Risk Factors..................................................... .29

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds........29

Item 6:    Exhibits...........................................................30

Signatures....................................................................31

                         Part I - Financial Information
                         ------------------------------
Item 1: Financial Statements

                                Pitney Bowes Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                   -------------------------------------------

(Dollars in thousands, except per share data)               Three Months Ended March 31,
                                                     ----------------------------------------
                                                                   2006              2005 (1)
                                                     -------------------   ------------------
 Revenue from:
   Sales............................................ $          405,778    $          381,427
   Rentals..........................................            196,812               201,641
   Financing........................................            174,996               157,275
   Support services.................................            194,543               194,934
   Business services................................            386,368               349,103
   Capital Services.................................             45,607                33,408
                                                     ------------------    ------------------

     Total revenue..................................          1,404,104             1,317,788
                                                     ------------------    ------------------


 Costs and expenses:
   Cost of sales....................................            177,446               168,221
   Cost of rentals..................................             43,539                42,317
   Cost of support services.........................            102,615               100,366
   Cost of business services........................            306,326               289,110
   Selling, general and administrative..............            439,865               413,810
   Research and development.........................             41,536                41,778
   Restructuring charge (gain)......................              5,597               (15,840)
   Other (income) expense...........................            (10,599)               10,000
   Interest, net....................................             65,330                46,816
                                                     ------------------   -------------------

     Total costs and expenses.......................          1,171,655             1,096,578
                                                     ------------------   -------------------

 Income before income taxes.........................            232,449               221,210
 Provision for income taxes.........................             78,921                75,935
                                                     ------------------   -------------------

 Net income......................................... $          153,528    $          145,275
                                                     ==================   ===================

 Basic earnings per share........................... $             0.68    $             0.63
                                                     ==================   ===================

 Diluted earnings per share......................... $             0.67    $             0.62
                                                     ==================   ===================

 Dividends declared per share of common stock....... $             0.32    $             0.31
                                                     ==================   ===================

(1) As adjusted for SFAS 123(R). See Note 16 to these statements.

            See Notes to condensed consolidated financial statements

                                Pitney Bowes Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                      -------------------------------------

(Dollars in thousands, except share data)                                                          March 31,         December 31,
                                                                                                        2006              2005(1)
                                                                                         -------------------    -----------------
Assets
------
 Current assets:
      Cash and cash equivalents........................................................  $          195,341     $         243,509
      Short-term investments...........................................................              70,795                56,193
      Accounts receivables, less allowances: 3/06, $46,646; 12/05, $46,261.............             660,270               658,198
      Finance receivables, less allowances: 3/06, $56,488; 12/05, $52,622..............           1,425,953             1,342,446
      Inventories......................................................................             225,870               220,918
      Other current assets and prepayments.............................................             215,225               221,051
                                                                                         ------------------     -----------------

          Total current assets.........................................................           2,793,454             2,742,315

 Property, plant and equipment, net....................................................             615,544               621,954
 Rental property and equipment, net....................................................           1,006,466             1,022,031
 Property leased under capital leases, net.............................................               2,673                 2,611
 Long-term finance receivables, less allowances: 3/06, $70,133; 12/05, $76,240.........           1,831,442             1,841,673
 Investment in leveraged leases........................................................           1,413,717             1,470,025
 Goodwill..............................................................................           1,646,883             1,611,786
 Intangible assets, net................................................................             349,564               347,414
 Other assets..........................................................................             928,719               961,573
                                                                                         ------------------     -----------------

 Total assets..........................................................................  $       10,588,462     $      10,621,382
                                                                                         ==================     =================

Liabilities and stockholders' equity
------------------------------------
 Current liabilities:
      Accounts payable and accrued liabilities.........................................  $        1,453,641     $       1,538,860
      Income taxes payable.............................................................              85,806                55,903
      Notes payable and current portion of long-term obligations.......................             894,232               857,742
      Advance billings.................................................................             496,534               458,392
                                                                                         ------------------     -----------------

          Total current liabilities....................................................           2,930,213             2,910,897

 Deferred taxes on income..............................................................           1,907,769             1,859,950
 Long-term debt........................................................................           3,778,208             3,849,623
 Other noncurrent liabilities..........................................................             313,673               326,663
                                                                                         ------------------     -----------------

          Total liabilities............................................................           8,929,863             8,947,133
                                                                                         ------------------     -----------------


 Preferred stockholders' equity in a subsidiary company................................             310,000               310,000

 Stockholders' equity:
      Cumulative preferred stock, $50 par value, 4% convertible........................                  17                    17
      Cumulative preference stock, no par value, $2.12 convertible.....................               1,140                 1,158
      Common stock, $1 par value.......................................................             323,338               323,338
      Capital in excess of par value...................................................             224,624               222,908
      Retained earnings................................................................           4,405,405             4,324,451
      Accumulated other comprehensive income...........................................              97,125                76,917
      Treasury stock, at cost..........................................................          (3,703,050)           (3,584,540)
                                                                                         ------------------     -----------------
          Total stockholders' equity...................................................           1,348,599             1,364,249
                                                                                         ------------------     -----------------

 Total liabilities and stockholders' equity............................................  $       10,588,462     $      10,621,382
                                                                                         ==================     =================

(1) As adjusted for SFAS 123(R). See Note 16 to these statements.

            See Notes to condensed consolidated financial statements

                                Pitney Bowes Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                 -----------------------------------------------

(Dollars in thousands)                                                                         Three Months Ended March 31,
                                                                                        ----------------------------------------
                                                                                                       2006               2005(1)
                                                                                        -------------------    ------------------
Cash flows from operating activities:
    Net income........................................................................   $          153,528     $         145,275
    Restructuring and other charges, net..............................................                3,582                (3,131)
    Restructuring and other payments..................................................              (19,250)              (31,292)
    Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization................................................               89,359                82,538
         Stock-based compensation.....................................................                6,690                 6,559
         Change in assets and liabilities, net of effects of acquisitions:
             Accounts receivable......................................................                8,562               (24,579)
             Net investment in internal finance receivables..........................               (23,811)               10,650
             Inventories..............................................................               (2,930)              (12,099)
             Other current assets and prepayments.....................................                4,684                (5,174)
             Accounts payable and accrued liabilities.................................              (57,362)              (43,196)
             Deferred taxes on income and income taxes payable........................               69,910                22,605
             Advanced billings........................................................               31,343                46,205
             Other, net...............................................................               21,929                (4,290)
                                                                                         ------------------     -----------------

             Net cash provided by operating activities................................              286,234               190,071
                                                                                         ------------------     -----------------


Cash flows from investing activities:
    Short-term investments............................................................               (9,888)               (9,779)
    Net proceeds from sale of main plant..............................................                    -                30,238
    Capital expenditures..............................................................              (83,015)              (79,539)
    Net investment in capital services................................................               35,752                79,766
    Acquisitions, net of cash acquired................................................              (38,010)              (25,000)
    Reserve account deposits..........................................................              (23,300)              (18,700)
                                                                                         ------------------     -----------------
             Net cash used in investing activities....................................             (118,461)              (23,014)
                                                                                         ------------------     ------------------


Cash flows from financing activities:
    Decrease in notes payable, net....................................................               29,248               (22,357)
    Proceeds from long-term obligations...............................................                    -               398,029
    Principal payments on long-term obligations.......................................              (50,667)             (435,786)
    Proceeds from issuance of stock...................................................               29,596                34,409
    Stock repurchases.................................................................             (152,024)              (63,725)
    Dividends paid....................................................................              (72,574)              (71,523)
                                                                                         ------------------     -----------------

             Net cash used in financing activities....................................             (216,421)             (160,953)
                                                                                         ------------------     -----------------

Effect of exchange rate changes on cash...............................................                  480                   223
                                                                                         ------------------     -----------------

(Decrease) increase in cash and cash equivalents......................................              (48,168)                6,327
Cash and equivalents at beginning of period...........................................              243,509               316,217
                                                                                         ------------------     -----------------

Cash and cash equivalents at end of period............................................   $          195,341     $         322,544
                                                                                         ==================     =================

Interest paid.........................................................................   $           66,104     $          52,548
                                                                                         ==================     =================

Income taxes paid, net................................................................   $            1,493     $          37,232
                                                                                         ==================     =================

(1) As adjusted for SFAS 123(R). See Note 16 to these statements.

            See Notes to condensed consolidated financial statements

                                Pitney Bowes Inc.
              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------

Note 1: Description of business and summary of significant accounting policies
------------------------------------------------------------------------------

Pitney Bowes is a provider of leading-edge, global, integrated mail and document management solutions for organizations of all sizes. The Company operates in the following business groups: Global Mailstream Solutions, Global Business Services and Capital Services. The Company operates both inside and outside the United States. See Note 7 to the condensed consolidated financial statements for financial information concerning revenue, earnings before interest and taxes
(EBIT) and identifiable assets, by reportable segment and geographic area.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2006 and December 31, 2005, and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005 have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2006. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2005 Annual Report to Stockholders on Form 10-K. Prior year amounts have been reclassified to conform with the current period presentation.

Note 2: New accounting pronouncements
-------------------------------------

In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), "Share-Based Payment," was issued. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the condensed consolidated financial statements. SFAS No. 123(R) requires compensation cost to be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Prior to our adoption of SFAS No. 123(R), the Company used the nominal vesting period approach to determine the pro forma stock based compensation expense for all awards. SFAS No. 123(R) also requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified retrospective application. See Note 16 to the condensed consolidated financial statements.

In June 2005, the FASB issued FASB Staff Position (FSP) No. SFAS 143-1, "Accounting for Electronic Equipment Waste Obligations," that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the "Directive"). The adoption of this FSP did not have a material effect on the Company's financial position, results of operations or cash flows for those European Union (EU) countries that enacted the Directive into country-specific laws. The Company is currently evaluating the impact of applying this FSP in the remaining countries in future periods and does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

Note 3: Inventories
-------------------
Inventories are composed of the following:

(Dollars in thousands)                                        March 31,            December 31,
                                                                   2006                    2005
                                                     ------------------     -------------------
 Raw materials and work in process.................. $           96,735     $            96,669
 Supplies and service parts.........................             69,785                  63,441
 Finished products..................................             59,350                  60,808
                                                     ------------------     -------------------
 Total.............................................. $          225,870     $           220,918
                                                     ==================     ===================

Note 4: Fixed assets
--------------------

(Dollars in thousands)                                        March 31,            December 31,
                                                                   2006                    2005
                                                     ------------------     -------------------
 Property, plant and equipment...................... $        1,760,977     $         1,737,908
 Accumulated depreciation...........................         (1,145,433)             (1,115,954)
                                                     ------------------     -------------------
 Property, plant and equipment, net................. $          615,544     $           621,954
                                                     ==================     ===================


 Rental property and equipment...................... $        1,825,768     $         1,840,221
 Accumulated depreciation...........................           (819,302)               (818,190)
                                                     ------------------     -------------------
 Rental property and equipment, net................. $        1,006,466     $         1,022,031
                                                     ==================     ===================


 Property leased under capital leases............... $            8,890     $             8,662
 Accumulated amortization...........................             (6,217)                 (6,051)
                                                     ------------------     -------------------
 Property leased under capital leases, net.......... $            2,673     $             2,611
                                                     ==================     ===================

Depreciation expense was $77.4 million and $73.2 million for the three months ended March 31, 2006 and 2005, respectively.

Note 5: Long-term debt
----------------------

On March 31, 2006, $1.6 billion remained available under the shelf registration statement filed in February 2005 with the SEC, permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

Note 6: Earnings per share
--------------------------

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2006 and 2005 is as follows (in thousands, except per share data):

                                                              2006                                         2005
                                            ------------------------------------------    ----------------------------------------
                                                                                   Per                                         Per
                                                    Income          Shares       Share           Income         Shares       Share
                                            -------------- --------------- -----------    ------------- -------------- -----------
Net Income.............................     $      153,528                                $     145,275
Less:
      Preferred stock dividends........                  -                                            -
      Preference stock dividends.......                (23)                                         (24)
                                            -------------- --------------- -----------    ------------- -------------- -----------
Basic earnings per share...............     $      153,505         226,028       $0.68    $     145,251        230,098       $0.63
                                            ============== =============== ===========    ============= ============== ===========


Effect of dilutive securities:
      Preferred stock..................                  -               8                            -              9
      Preference stock.................                 23             706                           24            761
      Stock options....................                              2,100                                       2,805
      Other............................                                 79                                          66
                                            -------------- --------------- -----------    ------------- -------------- -----------
Diluted earnings per share.............     $      153,528         228,921       $0.67    $     145,275        233,739       $0.62
                                            ============== =============== ===========    ============= ============== ===========

In accordance with SFAS No. 128, "Earnings per Share," 1.8 million and 1.1 million common stock equivalent shares for the three months ended March 31, 2006 and 2005, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was anti-dilutive.

Note 7: Business segment information
------------------------------------

Revenue and EBIT by business segment for the three months ended March 31, 2006 and 2005 were as follows:

(Dollars in thousands)                             Three Months Ended March 31,
                                                           2006                2005(2)
                                              -----------------      -----------------
Revenue:
     Inside the United States - Mailing       $         578,364      $         552,700
                              - DMT                      98,010                 91,118
     Outside the United States..........                295,755                291,459
                                              -----------------      -----------------

  Global Mailstream Solutions...........                972,129                935,277

     Global Management Services.........                267,503                267,905
     Mail Services......................                118,865                 81,198
                                              -----------------      -----------------

  Global Business Services..............                386,368                349,103

  Capital Services......................                 45,607                 33,408
                                              -----------------      -----------------

Total revenue...........................      $       1,404,104      $       1,317,788
                                              =================      =================

EBIT: (1)
     Inside the United States - Mailing       $         228,138      $         215,876
                              - DMT                       6,432                  3,541
     Outside the United States..........                 49,805                 51,484
                                              -----------------      -----------------

  Global Mailstream Solutions...........                284,375                270,901

     Global Management Services.........                 20,531                 13,991
     Mail Services......................                 11,807                  3,323
                                              -----------------      -----------------

  Global Business Services..............                 32,338                 17,314

  Capital Services......................                 33,376                 19,454
                                              -----------------      -----------------

Total EBIT..............................      $         350,089      $         307,669
                                              =================      =================


Unallocated amounts:
  Interest, net.........................      $         (65,330)     $         (46,816)
  Corporate expense.....................                (46,713)               (45,483)
  Charitable contribution...............                      -                (10,000)
  Restructuring charges.................                 (5,597)                15,840
                                              -----------------      -----------------
Income before income taxes..............      $         232,449      $         221,210
                                              =================      =================

(1) EBIT excludes general corporate expenses

(2) As adjusted for SFAS 123(R).  See Note 16 to these statements.

Note 8: Comprehensive income
----------------------------

Comprehensive income for the three months ended March 31, 2006 and 2005 was as follows:

(Dollars in thousands)                                         Three Months Ended March 31,
                                                         -----------------------------------------
                                                                       2006                   2005
                                                         ------------------   --------------------
 Net income............................................. $          153,528   $            145,275
 Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments.............             18,434                (14,322)
   Net unrealized gain on derivative instruments........              1,774                    336
                                                         ------------------   --------------------
 Comprehensive income................................... $          173,736   $            131,289
                                                         ==================   ====================

Note 9: Restructuring charges
-----------------------------

The Company accounts for one-time benefit arrangements and exit or disposal activities primarily in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability be recognized when the costs are incurred. The Company accounts for ongoing benefit arrangements under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires that a liability be recognized when the costs are probable and reasonably estimable. The fair values of impaired long-lived assets are determined primarily using probability weighted expected cash flows in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets."

In connection with our previously announced restructuring initiatives, the Company recorded a pre-tax restructuring charge (gain) of $5.6 million and ($15.8) million for the three months ended March 31, 2006 and 2005, respectively.

The pre-tax restructuring charges (gain) are composed of:

(Dollars in millions)                       Three Months Ended March 31,
                                     ----------------------------------------
                                                  2006                   2005
                                     -----------------     ------------------
Severance and benefit costs.....     $             4.5      $            13.1
Asset impairments...............                   0.5                    0.7
Other exit costs................                   0.6                    0.6
Gain on sale of main plant......                     -                  (30.2)
                                     ------------------     -----------------
                                     $             5.6      $           (15.8)
                                     =================      =================

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 3,600 employees worldwide from the inception of this plan through March 31, 2006 and expected future workforce reductions of approximately 700 employees. The workforce reductions relate to actions across several of the Company's businesses resulting from infrastructure and process improvements and its continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 62% of the workforce reductions are in the U.S. The international workforce reductions are concentrated in Europe and Canada. During the three months ended March 31, 2005, the Company recorded a pre-tax gain of $30 million related to the sale of its main plant manufacturing facility in Connecticut.

Accrued restructuring charges at March 31, 2006 are composed of the following:

(Dollars in millions)                   Balance at                                                                        Balance
                                        January 1,      Restructuring                Cash            Non-cash        at March 31,
                                              2006            charges            payments             charges                2006
                                  ----------------    ---------------    ----------------    ----------------    ----------------
Severance and
 benefit costs................    $           44.6    $           4.5    $          (17.7)   $              -    $           31.4
Asset impairments.............                   -                0.5                   -                (0.5)                  -
Other exit costs..............                 5.2                0.6                (1.6)                  -                 4.2
                                  ----------------    ---------------    ----------------    ----------------    ----------------
                                  $           49.8    $           5.6    $          (19.3)   $           (0.5)   $           35.6
                                  ================    ===============    ================    ================    ================

Note 10: Acquisitions
---------------------

On February 8, 2006, the Company completed the acquisition of Emtex Ltd. (Emtex) for a net purchase price of $36.5 million in cash. Emtex is a software and services company that allows large-volume mailers to simplify document production and centrally manage complex multi-vendor and multi-site print operations. The goodwill was assigned to Inside the U.S. - DMT and Outside the U.S. segments.

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

The following table summarizes selected financial data for these acquisitions:

(Dollars in thousands)                                      Emtex            Danka           Imagitas         Compulit
                                                 ----------------  ---------------  -----------------  ---------------
Purchase price allocation
Current assets................................   $          7,644  $        12,502  $          40,577  $         4,462
Other non-current assets......................              1,101            5,627              3,267              656
Intangible assets.............................             12,300            4,203             59,600            2,797
Goodwill......................................             26,465            8,358            195,234           17,541
Current liabilities...........................            (10,607)         (16,690)           (42,600)          (1,130)
Non-current liabilities.......................               (412)               -            (25,216)               -
                                                 ----------------  ---------------  -----------------  ---------------
  Purchase price..............................   $         36,491  $        14,000  $         230,862  $        24,326
                                                 ================  ===============  =================  ===============


Intangible assets
Customer relationships........................   $          4,100  $         3,327  $          18,300  $         2,366
Supplier relationships........................                  -                -             33,300                -
Mailing software and technology...............              6,150                -              4,000                -
Trademarks and trade names....................              2,050              876              4,000              431
                                                 ----------------  ---------------  -----------------  ---------------
  Total intangible assets.....................   $         12,300  $         4,203  $          59,600  $         2,797
                                                 ================  ===============  =================  ===============


Intangible assets amortization period
Customer relationships........................           10 years         15 years            5 years          4 years
Supplier relationships........................                  -                -            9 years                -
Mailing software and technology...............            5 years                -            5 years                -
Trademarks and trade names....................            5 years          4 years            5 years          5 years
                                                 ----------------  ---------------  -----------------  ---------------
  Total weighted average......................            7 years         13 years            8 years          4 years
                                                 ================  ===============  =================  ===============

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for Emtex, Danka and Imagitas. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition.

Consolidated impact of acquisitions

The condensed consolidated financial statements include the results of operations of the acquired businesses from their respective dates of acquisition. These acquisitions increased the Company's earnings, but including related financing costs, did not materially impact earnings either on a per share or aggregate basis.

The following unaudited pro forma consolidated revenue has been prepared as if the acquisitions of Emtex, Danka, Imagitas and Compulit had occurred at the beginning of each period presented:

(Dollars in thousands)                     Three Months Ended March 31,
                                     --------------------------------------
                                                 2006                  2005
                                     ----------------     -----------------
Total revenue...................     $      1,407,304     $       1,357,088

The pro forma earnings results of these acquisitions were not material to net income or earnings per share. The pro forma consolidated results do not purport to be indicative of actual results that would have occurred had the acquisitions been completed on January 1, 2005, and 2006, nor do they purport to be indicative of the results that will be obtained in the future.

During the first quarter of 2006 and during 2005, the Company also completed several smaller acquisitions. The cost of these acquisitions in the aggregate was less than $30 million. These acquisitions did not have a material impact on the Company's financial results.

On April 24, 2006, the Company completed the acquisition of Ibis Consulting, Inc. (Ibis) for approximately $67 million in cash. Ibis is a leading provider of electronic discovery (eDiscovery) services to law firms and corporate clients. Ibis's technology and offerings complement those of Compulit, which the Company acquired last year, and expand the Company's range of solutions and services for the complex litigation support needs of law firms and corporate legal departments.

Note 11: Intangible assets and goodwill
---------------------------------------

Intangible assets are composed of the following:

(Dollars in thousands)                                March 31, 2006                            December 31, 2005
                                           ---------------------------------------    ---------------------------------------
                                                       Gross                                      Gross
                                                    Carrying           Accumulated             Carrying           Accumulated
                                                      Amount          Amortization               Amount          Amortization
                                           -----------------    ------------------    -----------------    ------------------
Customer relationships................     $         278,294    $           59,954    $         273,674    $           53,966
Supplier relationships................                33,300                 3,134               33,300                 2,194
Mailing software and technology.......               116,317                29,877              113,475                30,525
Trademarks and trade names............                23,966                10,681               21,841                 9,702
Non-compete agreements................                 4,825                 3,492                5,122                 3,611
                                           -----------------    ------------------    -----------------    ------------------
                                           $         456,702    $          107,138    $         447,412    $           99,998
                                           =================    ==================    =================    ==================

Amortization expense for intangible assets was $12 million and $8 million for the three months ended March 31, 2006 and 2005, respectively. Estimated intangible assets amortization expense for 2006 and the next five years is as follows:

(Dollars in thousands)
For the year ending 12/31/06..................   $    45,800
For the year ending 12/31/07..................   $    43,300
For the year ending 12/31/08..................   $    41,900
For the year ending 12/31/09..................   $    40,300
For the year ending 12/31/10..................   $    34,500
For the year ending 12/31/11..................   $    29,300

Changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2006 and 2005 are as follows:

(Dollars in thousands)                                 Balance at                                                      Balance at
                                                       January 1,      Acquired during                                  March 31,
                                                             2006           the period                Other                  2006
                                                ------------------   ------------------   ------------------   -------------------
 Inside the U.S. - Mailing................      $           66,222   $            1,658   $            3,507   $            71,387
                 - DMT....................                 336,400               12,869                    -               349,269
 Outside the United States................                 361,785               13,596                2,893               378,274
                                                ------------------   ------------------   ------------------   -------------------
Global Mailstream Solutions...............                 764,407               28,123                6,400               798,930

 Global Management Services...............                 435,306                    -                  728               436,034
 Mail Services............................                 412,073                    -                 (154)              411,919
                                                ------------------   ------------------   ------------------   -------------------
Global Business Services..................                 847,379                    -                  574               847,953
                                                ------------------   ------------------   ------------------   -------------------
Total.....................................      $        1,611,786   $           28,123   $            6,974   $         1,646,883
                                                ==================   ==================   ==================   ===================

(Dollars in thousands)                                 Balance at                                                      Balance at
                                                       January 1,      Acquired during                                  March 31,
                                                             2005           the period                Other                  2005
                                                ------------------   ------------------   ------------------   -------------------

 Inside the U.S. - Mailing                      $           63,259   $                -   $            2,826   $            66,085
                 - DMT                                     291,686                    -                1,047               292,733
 Outside the United States................                 423,536                    -                 (344)              423,192
                                                ------------------   ------------------   ------------------   -------------------
Global Mailstream Solutions...............                 778,481                    -                3,529               782,010

 Global Management Services...............                 427,574               18,286                  616               446,476
 Mail Services............................                 205,326                    -                3,867               209,193
                                                ------------------   ------------------   ------------------   -------------------
Global Business Services..................                 632,900               18,286                4,483               655,669
                                                ------------------   ------------------   ------------------   -------------------
Total.....................................      $        1,411,381   $           18,286   $            8,012   $         1,437,679
                                                ==================   ==================   ==================   ===================

"Other" includes the impact of post closing acquisition and foreign currency translation adjustments.

Note 12: Retirement plans and nonpension postretirement benefits
----------------------------------------------------------------

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended March 31, 2006 and 2005 are as follows:

(Dollars in thousands)                                     United States                                Foreign
                                               ---------------------------------------   ----------------------------------------
                                                     Three Months Ended March 31,              Three Months Ended March 31,
                                               ---------------------------------------   ----------------------------------------
                                                             2006                 2005                 2006                  2005
                                               ------------------   ------------------   ------------------   -------------------
Service cost................................   $            7,871   $            8,536   $            2,664   $             2,614
Interest cost...............................               23,517               22,845                5,430                 5,443
Expected return on plan assets..............              (32,500)             (32,090)              (7,564)               (6,821)
Amortization of transition cost.............                    -                    -                 (162)                 (146)
Amortization of prior service cost..........                 (548)                (723)                 150                   141
Amortization of net loss....................                7,791                6,157                2,568                 2,629
                                               ------------------   ------------------   ------------------   -------------------
Net periodic benefit cost...................   $            6,131   $            4,725   $            3,086   $             3,860
                                               ==================   ==================   ==================   ===================

The Company previously disclosed in its condensed consolidated financial statements for the year ended December 31, 2005 that it expects to contribute up to $7 million and up to $15 million, respectively, to its U.S. and foreign pension plans during 2006. At March 31, 2006, $3.0 million and $2.7 million of contributions have been made to the U.S. and foreign pension plans, respectively.

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three months ended March 31, 2006 and 2005 are as follows:

(Dollars in thousands)                               Three Months Ended March 31,
                                               ---------------------------------------
                                                             2006                 2005
                                               ------------------   ------------------

Service cost................................   $              902   $              881
Interest cost...............................                3,659                4,311
Amortization of prior service cost..........                 (475)                (533)
Amortization of net loss....................                  909                1,208
                                               ------------------   ------------------
Net periodic benefit cost...................   $            4,995   $            5,867
                                               ==================   ==================

At March 31, 2006, $9 million of contributions have been made representing benefit payments.

Note 13: Guarantees
-------------------

In connection with its Capital Services programs, the Company has sold net finance receivables and in selective cases entered into guarantee contracts with varying amounts of recourse in privately placed transactions with unrelated third-party investors. The uncollected principal balance of receivables sold and guarantee contracts totaled $31 million and $32 million at March 31, 2006 and December 31, 2005, respectively. In accordance with GAAP, the Company does not record these amounts as liabilities in its Condensed Consolidated Balance Sheets. The Company's maximum risk of loss on these net financing receivables and guarantee contracts arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value and supported by the creditworthiness of its customers. At March 31, 2006 and December 31, 2005, the underlying equipment value exceeded the sum of the uncollected principal balance of receivables sold and the guarantee contracts. As part of the Company's review of its risk exposure, the Company believes it has made adequate provision for sold receivables and guarantee contracts that may not be collectible.

The Company provides product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. The Company's product warranty liability reflects management's best estimate of probable liability under its product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, the Company's product warranty liability at March 31, 2006 and December 31, 2005, respectively, was not material.

Note 14: Income taxes
---------------------

The effective tax rate for the first quarter of 2006 was 34.0% compared with 34.3% in the first quarter of 2005. The effective tax rate for the first quarter of 2005 included an incremental increase of 0.3% from restructuring initiatives.

In December 2003, the Internal Revenue Service (IRS) issued a closing agreement reflecting additional U.S. tax, interest and penalties related to 1992 through 1994. In January 2006, the IRS proposed adjustments that may result in the assessment of additional U.S. tax, interest and penalties related to 1995 through 2000. The Company is not disputing certain of these adjustments and the impact of these adjustments has been reflected in the Company's financial statements.

The Company is disputing other adjustments the IRS has proposed that may result in the assessment of additional U.S. tax, interest and penalties related to 1994 through 2000. These disputed adjustments relate primarily to the tax treatment of Corporate Owned Life Insurance (COLI) and related interest expense, the tax effect of the sale of certain preferred share holdings and the tax treatment of certain lease transactions. The IRS will likely make similar adjustments to lease transactions when examining years subsequent to 2000. The Company has requested a review of these adjustments by the IRS. If attempts to negotiate these items with the IRS are not successful, the Company intends to file for judicial review of the disputed adjustments.

These disputed adjustments from 1994 through 2000 could result in the assessment of additional tax of up to $390 million plus penalties of up to $65 million, a significant portion of which has already been accrued. Certain of these adjustments would result in future tax deductions and, therefore, are only temporary in nature. The Company has posted bonds of $342 million with the IRS to mitigate interest assessments on any otherwise underpaid tax that would result from a final settlement.

The Company has accrued its estimate of the probable tax, interest and penalties that may result from these disputed matters as it relates to 1992 through 2006 and the Company believes that the accrual for tax liabilities is appropriate. However, the resolution of such matters could have a material impact on the Company's results of operations, financial position and cash flow.

Note 15: Capital Services
-------------------------

As previously disclosed, the Company is assessing a broader range of asset and business disposition options for its Capital Services business, including spin-off, a sale of the business, or sale of all or a portion of the assets. Several factors, including improved economic conditions, make this range of options more attractive now, than when the Company first announced its intention to look at options for exiting this business in January 2003. The Company intends to reach a conclusion in the near future on the best alternative to pursue. Depending on the conclusion reached by the Company, and the possible resolution of related tax matters, the Company could possibly incur after-tax charges of up to $550 million. The Company believes that its ultimate disposition strategy will not have a material impact on its total cash position.

In accordance with the previously announced Subscription Agreement with Cerberus Capital Management, L.P., related to a potential spin-off, both parties have had the right to terminate this agreement since March 31, 2006. Neither party has terminated the agreement at this time.

In July 2005, the Company received notice of termination of its agreement to provide future lease financing to Imagistics International, Inc. On April 28, 2006, the Company completed the sale of its Imagistics lease portfolio to De Lage Landen Operational Services, LLC, a subsidiary of Rabobank Group, for approximately $288 million. As a result, the Company will report the results of the Imagistics lease portfolio in discontinued operations in the second quarter of 2006 including an after-tax gain of about $10 million from the sale of this portfolio. This lease portfolio was part of the external financing assets initially included in the proposed spin-off.

During the first quarter of 2006, the Company sold shares and bankruptcy claims related to its investment in United Airlines. This transaction resulted in a pre-tax gain of $10.6 million which is included in other income in the Condensed Consolidated Statement of Income for the three months ended March 31, 2006.

Selling, general and administrative expenses in the Company's condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 includes $6.2 million and $0.8 million, respectively, of depreciation of rental property and equipment related to Capital Services.

Note 16: Stock-based compensation
---------------------------------

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment." SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company elected to adopt the modified retrospective application method as provided by SFAS 123(R), and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R). The methodology and application of expensing of stock-based compensation is consistent with that used in the pro forma amounts disclosed in the Company's prior filings.

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Income:

(Dollars in thousands, except per share data)             Three Months Ended March 31,
                                                   -----------------------------------------
                                                                 2006                   2005
                                                   ------------------     ------------------
Cost of sales..................................    $              468     $              444
Cost of support services.......................                   201                    192
Cost of business services......................                   267                    268
Selling, general and administrative............                 5,553                  5,427
Research and development.......................                   201                    228
                                                   ------------------     ------------------
Pre-tax stock-based compensation...............                 6,690                  6,559
Income tax.....................................                (2,274)                (2,230)
                                                   ------------------     ------------------
Stock-based compensation expense, net..........    $            4,416     $            4,329
                                                   ==================     ==================

Basic earnings per share impact................    $             0.02     $             0.02
                                                   ==================     ==================

Diluted earnings per share impact..............    $             0.02     $             0.02
                                                   ==================     ==================

At March 31, 2006, $51 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of three years. The total intrinsic value of options exercised during the three-months ended March 31, 2006 and 2005, was approximately $9.3 million and $10.7 million, respectively. There were no capitalized stock-based compensation costs at March 31, 2006 and 2005. Proceeds from issuance of stock in the Company's Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 includes $1.1 million and $2.3 million of windfall tax benefits from stock option exercises, respectively.

The Company settles employee stock options and restricted stock with treasury shares. Restricted stock units will be settled primarily in shares except for the related minimum tax withholding which will be settled in cash.

In 2006, the Company modified its new stock-based compensation awards requiring a minimum requisite service period of one year for retirement eligible employees.

The following table details the retroactive application impact of SFAS 123(R) on previously reported results:

(Dollars in thousands, except per share data)                                                          As previously
For the quarter ended March 31, 2005                                                Restated                reported
                                                                           -----------------      ------------------
Income from continuing operations before taxes.........................    $         221,210      $          227,769
Net income.............................................................    $         145,275      $          149,604
Earnings per share of common stock:
  Basic earnings per share from continuing operations..................    $            0.63      $             0.65
  Diluted earnings per share from continuing operations................    $            0.62      $             0.64

Net cash provided by operating activities from continuing operations...    $         190,071      $          192,359
Net cash used in financing activities from continuing operations.......    $        (160,953)     $         (163,241)

At December 31, 2005
Deferred taxes.........................................................    $       1,859,950      $        1,922,258
Total liabilities......................................................    $       8,947,133      $        9,009,441
Capital in excess of par value.........................................    $         222,908      $                -
Retained earnings......................................................    $       4,324,451      $        4,485,051
Total stockholders' equity.............................................    $       1,364,249      $        1,301,941

Incentive Awards

Long-term incentive awards are provided to employees under the terms of the Company's plans. The Executive Compensation Committee of the Board of Directors administers these plans. Awards granted under these plans may include stock options, restricted stock (units), other stock based awards, cash or any combination thereof.

Effective in 2006, the Company changed the components of its long-term incentive compensation structure. This change will increase the amount of restricted stock units and cash incentive awards issued to employees and will reduce the number of stock options granted.

Stock Options
-------------

Under the Company's stock plan, certain officers and employees of the Company are granted options at prices equal to the market value of the Company's common shares at the date of grant. Options granted in 2004 and prior generally become exercisable in three equal installments during the first three years following their grant and expire after ten years. Options granted in 2005 and thereafter generally become exercisable in four equal installments during the first four years following their grant and expire ten years from the date of grant. At March 31, 2006, there were 9,954,941 options available for future grants under this plan.

The following table summarizes information about stock option transactions:

                                                                                  Per share weighted
                                                            Shares              average exercise price
                                                   ------------------------    ------------------------

Options outstanding at December 31, 2005........                 22,037,808                         $41
  Granted.......................................                  1,933,059                         $43
  Exercised.....................................                   (856,080)                        $32
  Canceled......................................                   (722,044)                        $45
  Forfeited.....................................                   (109,218)                        $44
                                                   ------------------------    ------------------------
Options outstanding at March 31, 2006...........                 22,283,525                         $42
                                                   ========================    ========================

Options exercisable at March 31, 2006...........                 17,012,853                         $41
                                                   ========================    ========================

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

Options Outstanding
-------------------------------------------------------------------------------------------------------------------
           Range of                                       Weighted                Per share               Aggregate
          per share                              average remaining         weighted average               intrinsic
    Exercise prices                Number         contractual life           exercise price             value $'000
-------------------     -----------------     --------------------     --------------------     -------------------
    $23.73 - $35.99             6,476,058                6.1 years                      $30                  83,874
    $36.00 - $45.99             8,170,640                7.8 years                      $41                  12,944
    $46.00 - $56.99             5,446,104                7.8 years                      $47                       -
    $57.00 - $65.72             2,190,723                4.0 years                      $64                       -
                        -----------------     --------------------                              -------------------
                               22,283,525                6.9 years                                           96,818
                        =================     ====================                              ===================


Options Exercisable
-------------------------------------------------------------------------------------------------------------------

           Range of                                       Weighted                Per share               Aggregate
          per share                              average remaining         weighted average               intrinsic
    Exercise prices               Number          contractual life           exercise price             value $'000
-------------------     -----------------     --------------------     --------------------     -------------------
    $23.73 - $35.99             6,475,808                6.0 years                      $30                  83,874
    $36.00 - $45.99             5,183,444                3.8 years                      $41                   9,502
    $46.00 - $56.99             3,162,878                3.6 years                      $47                       -
    $57.00 - $65.72             2,190,723                4.0 years                      $64                       -
                        -----------------     --------------------                              -------------------
                               17,012,853                4.4 years                                           93,376
                        =================     ====================                              ===================

Beginning in 1997, certain employees eligible for performance-based compensation may defer up to 100% of their annual awards, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan. Participants may allocate deferred compensation among specified investment choices. Previously the investment choices offered included stock options under the U.S. stock option plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years from the date of grant. There were 281,524 options outstanding under this plan at March 31, 2006, which are included in outstanding options under the Company's U.S. stock option plan.

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 and the Company's prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). Key input assumptions used to estimate the fair value of stock options include the volatility of the Company's stock, the risk-free interest rate and the Company's dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of its stock option grants. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123(R).
The fair value of stock options granted during the three months ended March 31, 2006 and 2005 respectively, and related assumptions were as follows:

                                                                Three Months Ended March 31,
                                                         -----------------------------------------
                                                                       2006                   2005
                                                         ------------------     ------------------
Expected dividend yield..............................                  2.9%                   2.8%
Expected stock price volatility (1)..................                 17.6%                  18.5%
Risk-free interest rate (2)..........................                  4.6%                   3.5%
Expected life - years (3)............................                  5                      5
Weighted-average fair value per option granted.......                 $7.13                  $7.30

1 - The Company's estimates of expected stock price volatility are based on historical price changes of the Company's stock.

2 - The risk-free interest rate is based on U.S. Treasuries with a term equal to the expected option term.

3 - The expected life is based on historical experience.

Restricted Stock and Restricted Stock Units
-------------------------------------------

The Company's stock plan permits the issuance of restricted stock and restricted stock units. Restricted stock (units) are stock awards that are granted to employees and entitle the holder to shares of common stock as the award vests, typically over a four year period. The fair value of the awards is determined on the grant date based on the Company's stock price at that date. Restricted stock awards are subject to one or more restrictions, which may include continued employment over a specified period or the attainment of specified financial performance goals. Where a restricted stock award is subject to both tenure and attainment of financial performance goals, the restrictions would be released, in total or in part, only if the executive is still employed by the Company at the end of the performance period and if the performance objectives are achieved. Where the sole restriction of a restricted stock award is continued employment over a specified period, such period may not be less than three years. The compensation expense for each award is recognized over the performance period.

The following table summarizes information about restricted stock (units) transactions:

                                                                                                         Weighted
                                                                                               average grant date
                                                                           Shares / Units              fair value
                                                                      -------------------    --------------------

Restricted stock / units outstanding at December 31, 2005..........               208,350                     $38
  Granted..........................................................               253,759                     $43
  Vested...........................................................               (12,825)                    $43
  Forfeited........................................................                  (930)                    $43
                                                                      -------------------    --------------------
Restricted stock / units outstanding at March 31, 2006.............               448,354                     $40
                                                                      ===================    ====================

Employee Stock Purchase Plans
-----------------------------

The U.S. Employee Stock Purchase Plan enables substantially all U.S. and Canadian employees to purchase shares of the Company's common stock at a discounted offering price and are considered compensatory plans in accordance with SFAS 123(R). In 2006, the offering price was 85% of the average price of the Company's common stock on the New York Stock Exchange on the offering date. At no time will the exercise price be less than the lowest price permitted under
Section 423 of the Internal Revenue Code. The U.K. ESPP also enables eligible employees of the Company's participating U.K. subsidiaries to purchase shares of the Company's stock at a discounted offering price which, in 2005, was 90% of the average closing price of the Company's common stock on the New York Stock Exchange for the three business days preceding the offering date. The Company may grant rights to purchase up to 7,540,937 common shares to its regular employees under these plans.

Directors' Stock Plan
---------------------

Under this plan, each non-employee director is granted 1,400 shares of restricted common stock annually. There were no shares granted for the quarters ended March 31, 2006, and 2005. Compensation expense, net of taxes, recorded by the Company was $0.1 million for the quarters ended March 31, 2006, and 2005. The shares carry full voting and dividend rights but, except as provided herein, may not be transferred or alienated until the later of (1) termination of service as a director, or, if earlier, the date of a change of control, or (2) the expiration of the six-month period following the grant of such shares. If a director terminates service as a director prior to the expiration of the six-month period following a grant of restricted stock, that award would be forfeited. The Directors' Stock Plan permits certain limited dispositions of restricted common stock to family members, family trusts or partnerships, as well as donations to charity after the expiration of the six-month holding period, provided the director retain a minimum of 7,500 shares of restricted common stock.

Beginning in 1997, non-employee directors may defer up to 100% of their eligible compensation, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan for directors. Participants may allocate deferred compensation among specified investment choices. Previously the investment choices offered included stock options under the Directors' Stock Plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years. There were 46,420 and 62,504 options outstanding under this plan at March 31, 2006, and 2005, respectively. Beginning with the 2004 plan year, options were not offered as an investment choice and therefore there were no options granted in 2004 and thereafter.

Item 2:               Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                 -----------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in Forward-Looking Statements and elsewhere in this report.

Overview
--------

We were pleased that we started the year with a well-diversified base of revenue and earnings growth and significant cash flow. Our performance this quarter was driven by our expanded presence in the mailstream and our ability to provide a wide variety of innovative solutions for managing the physical and electronic mail and document flows for customers of all sizes.

For the first quarter, revenue increased seven percent driven by financing, supplies, software, management services, mail services, and ongoing demand for our digital mailing equipment worldwide and acquisitions, which contributed 3%. Revenue was negatively impacted by foreign currency, which lowered revenue growth by 1%. Strategic transactions in 2006 included the acquisitions of Emtex Ltd. and Ibis Consulting Inc. We also continued actions to reduce our investment in Capital Services.

Net income for the quarter was $154 million or $0.67 per diluted share as compared with $0.62 per diluted share in the first quarter of 2005. As a result of our revenue growth and an improved ratio of earnings before interest and taxes to revenue, we were able to grow our earnings despite increases in interest rates. Diluted earnings per share in the quarter included an after-tax restructuring charge of two cents. In the first quarter of 2005, diluted earnings per share included an after-tax restructuring gain of four cents and a charge for charitable contributions of three cents.

See Results of Operations - first quarter of 2006 vs. first quarter of 2005 for a more detailed discussion of our results of operations.

Outlook
-------

We anticipate that we will experience continued strength in our financial results in 2006. However, we expect that we will continue to experience a changing mix of our product line, where a greater percentage of the revenue will come from diversified revenue streams associated with fully featured smaller systems and less from larger system sales. We expect to continue our market expansion in mailstream solutions and services and derive further synergies from our recent acquisitions.

During 2006, we will continue to record additional restructuring charges related primarily to the completion of programs initiated in 2005. We remain focused on disciplined expense control initiatives and will continue to allocate capital to optimize our returns. While it is always difficult to predict future economic and interest rate trends, we expect that our interest costs will increase further in 2006 due, in part, to an increase in rates compared with the prior year.

We are continuing to review various disposition alternatives for our Capital Services business. In the meantime, we will continue to manage the Capital Services business to maximize value for shareholders, as evidenced by the sale of the Imagistics lease portfolio.

Results of Operations - first quarter of 2006 vs. first quarter of 2005
-----------------------------------------------------------------------

Business segment results

The following table shows revenue and earnings before interest and taxes (EBIT) by segment for the three months ended March 31, 2006 and 2005. Prior year results have been adjusted for SFAS 123(R).

(Dollars in millions)                                        Revenue                                        EBIT
                                           ------------------------------------------    -----------------------------------------
                                                  Three months ended March 31,                  Three months ended March 31,
                                           ------------------------------------------    -----------------------------------------
                                                  2006           2005        % change           2006           2005       % change
                                           -----------    ------------    -----------    -----------    -----------    -----------
 Inside the U.S.- Mailing                  $       578    $        553             5%    $       228    $       216             6%
                - DMT                               98              91             8%              6              4            82%
 Outside the United States............             296             291             1%             50             51            (3%)
                                           -----------    ------------    -----------    -----------    -----------    -----------
Global Mailstream Solutions...........             972             935             4%            284            271             5%

 Global Management Services...........             267             268             -%             20             14            47%
 Mail Services........................             119              81            46%             12              3           255%
                                           -----------    ------------    -----------    -----------    -----------    -----------
Global Business Services..............             386             349            11%             32             17            87%

Capital Services......................              46              34            37%             34             20            72%
                                           -----------    ------------    -----------    -----------    -----------    -----------
Total.................................     $     1,404    $      1,318             7%    $       350    $       308            14%
                                           ===========    ============    ===========    ===========    ===========    ===========

During the first quarter of 2006, Global Mailstream Solutions revenue increased 4% and earnings before interest and taxes (EBIT) increased 5%. Inside the U.S., the quarter's revenue growth was favorably impacted by continued demand for networked digital mailing systems and related financing and supplies. The quarter's results also included higher revenue from DMT that was driven by growth from increased placements of high-speed inserters and growth at Group 1 Software. Outside the U.S. revenue was adversely affected by foreign currency translation which decreased our growth by 5%, weakness in the DMT business in Europe; and sluggish performance in Canada. However, we experienced continued growth with small business customers, financing and supplies for digital mailing systems. Outside the U.S. EBIT was negatively impacted during the quarter by foreign currency translation which decreased EBIT by 4% and greater than expected transitional expenses related to European and Canadian restructuring.

During the first quarter of 2006, revenue grew 11% and EBIT grew 87% in Global Business Services. Our management services operation reported flat revenue and 47% EBIT growth, reflecting our strategy to exit unprofitable accounts and focus on offering higher value services and reducing administrative costs. During the quarter we experienced stronger than expected performance in the U.S. that was partially offset by lower revenue in Europe. Mail services revenue benefited from the continued growth in presort and international mail services and the acquisition of Imagitas in the second quarter of 2005, which contributed 28% to revenue growth. EBIT improved as a result of the successful integration of recently acquired sites and the consolidation of lower margin locations.

During the first quarter of 2006, revenue increased 37% and EBIT increased 72% in the Capital Services segment. The quarter's results included asset sales that added an incremental $0.03 per diluted share. The results also included higher revenue, EBIT and interest expense due to the revision of the accounting for certain leveraged leases to operating leases that took effect at the end of 2005.

Revenue by source

The following table shows revenue by source for the three months ended March 31, 2006 and 2005:

(Dollars in thousands)                              Three Months Ended March 31,
                                   --------------------------------------------------------------
                                                  2006                 2005              % change
                                   -------------------    -----------------    ------------------

Sales..........................    $           405,778    $         381,427                    6%
Rentals........................                196,812              201,641                   (2%)
Financing......................                174,996              157,275                   11%
Support services...............                194,543              194,934                    -%
Business services..............                386,368              349,103                   11%
Capital Services...............                 45,607               33,408                   37%
                                   -------------------    -----------------    ------------------
Total revenue..................    $         1,404,104    $       1,317,788                    7%
                                   ===================    =================    ==================

Sales revenue increased 6% due to growth in sales of networked digital mailing systems, supplies, and software.

Rentals revenue was negatively impacted by downsizing to smaller machines.

Financing revenue increased 11% due primarily to growth in our worldwide equipment leasing volumes and higher revenue from payment solutions.

Support services revenue remained flat compared with the prior year as a result of downsizing to smaller machines.

Business services revenue increased 11% due primarily to growth in presort and international mail services, direct marketing services, and management services in the U.S. The acquisition of Imagitas contributed 8%.

Capital Services revenue increased 37% due primarily to the revision of accounting for certain lease transactions that took effect at the end of the fourth quarter of 2005 and asset sales during the first quarter of 2006.

Costs and expenses

Cost of sales decreased to 43.7% of sales revenue in the first quarter of 2006 compared with 44.1% in the first quarter of 2005 primarily due to the increase in mix of higher margin software and supplies revenue and the benefits derived from our transition to outsourcing of parts for digital equipment.

Cost of rentals increased to 22.1% of rentals revenue in the first quarter of 2006 compared with 21.0% in the first quarter of 2005, as a result of higher depreciation costs from new placements of digital meters.

Cost of support services increased to 52.7% of support services revenue in the first quarter of 2006 compared with 51.5% in the first quarter of 2005, primarily due to increase in mix of lower margin DMT and international revenue.

Cost of business services decreased to 79.3% of business services revenue in the first quarter of 2006 compared with 82.8% in the first quarter of 2005, primarily due to our ongoing focus on cost containment and efficiency in our management services operations, and the improved integration of new sites in our mail services operations.

Selling, general and administrative expenses decreased to 31.3% of total revenue in the first quarter of 2006 compared with 31.4% in the first quarter of 2005, due to our continued focus on controlling operating expenses and benefits from our transformation programs, partially offset by the impact of our acquisitions and costs associated with our Capital Services strategy.

Research and development expenses decreased to 3.0% in the first quarter of 2006 compared with 3.2% in the first quarter of 2005. Our investment in research and development reflects our continued focus on developing new technologies and enhancing features for all our products.

Net interest expense increased to $65.3 million in the first quarter of 2006 compared with $46.8 million in the first quarter of 2005, due to the revision of accounting for certain lease transactions that took effect at the end of the fourth quarter of 2005, higher average interest rates and higher average borrowings during the quarter.

The effective tax rate for the first quarter of 2006 was 34.0% compared with 34.3% in the first quarter of 2005. The effective tax rate for the first quarter of 2005 included an incremental increase of 0.3% from restructuring initiatives.

Restructuring
-------------

In connection with our previously announced restructuring initiatives, we recorded a pre-tax restructuring charge (gain) of $5.6 million and ($15.8) million for the three months ended March 31, 2006 and 2005, respectively. We expect these restructuring initiatives to be substantially completed by the end of 2006 and currently estimate 2006 pre-tax restructuring charges to be in the range of $20 million to $35 million. As we continue to finalize our 2006 restructuring plans, the ultimate amount and timing of the restructuring charges may differ from our current estimates. The charges related to these restructuring initiatives will be recorded as the various initiatives take effect.

The majority of the cash outflows related to restructuring charges will be funded primarily by cash from operating activities over the next 12 months. The restructuring initiatives are expected to continue to increase our operating efficiency and effectiveness in 2006 and beyond while enhancing growth, primarily as a result of reduced personnel-related expenses. See Note 9 to the condensed consolidated financial statements for our accounting policy related to restructuring charges.

The pre-tax restructuring charges (gain) are composed of:

(Dollars in millions)                                  Three Months Ended March 31,
                                                -----------------------------------------
                                                              2006                   2005
                                                ------------------     ------------------
Severance and benefit costs.................    $              4.5     $             13.1
Asset impairments...........................                   0.5                    0.7
Other exit costs............................                   0.6                    0.6
Gain on sale of main plant..................                     -                  (30.2)
                                                ------------------     ------------------
                                                $              5.6     $            (15.8)
                                                ==================     ==================

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 3,600 employees worldwide from the inception of this plan through March 31, 2006 and expected future workforce reductions of approximately 700 employees. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 62% of the workforce reductions are in the U.S. The majority of the international workforce reductions are in Europe and Canada. During the three months ended March 31, 2005, we recorded a pre-tax gain of $30 million related to the sale of our main plant manufacturing facility in Connecticut.

Accrued restructuring charges at March 31, 2006 are composed of the following:

(Dollars in millions)                   Balance at                                                                          Balance
                                        January 1,      Restructuring               Cash              Non-cash         at March 31,
                                              2006            charges           payments               charges                 2006
                                  ----------------    ----------------    ----------------    ----------------    -----------------
Severance and
 benefit costs................    $           44.6    $            4.5    $          (17.7)   $             -     $            31.4
Asset impairments.............                   -                 0.5                   -                (0.5)                   -
Other exit costs..............                 5.2                 0.6                (1.6)                  -                  4.2
                                  ----------------    ----------------    ----------------    ----------------    -----------------
                                  $           49.8    $            5.6    $          (19.3)   $           (0.5)   $            35.6
                                  ================    ================    ================    ================    =================

Acquisitions
------------

On April 24, 2006, we completed the acquisition of Ibis Consulting, Inc. (Ibis) for approximately $67 million in cash. Ibis is a leading provider of electronic discovery (eDiscovery) services to law firms and corporate clients. Ibis's technology and offerings complement those of Compulit, which we acquired last year, and expand our range of solutions and services for the complex litigation support needs of law firms and corporate legal departments.

On February 8, 2006, we completed the acquisition of Emtex Ltd. (Emtex) for a net purchase price of $36.5 million in cash. Emtex is a software and services company that allows large-volume mailers to simplify document production and centrally manage complex multi-vendor and multi-site print operations. The goodwill was assigned to Inside the U.S. - DMT and Outside the U.S. segments.

On June 30, 2005, we completed the acquisition of Danka Canada Inc. (Danka), a subsidiary of Danka Business Systems PLC, for a net purchase price of $14 million in cash. Danka is a leading provider of office systems services, supplies and equipment in Canada. This acquisition strengthens our Canadian operations by enhancing its geographic coverage and extending its offerings. The goodwill was assigned to the Outside the U.S. segment.

On May 26, 2005, we completed the acquisition of Imagitas, Inc. (Imagitas) for a net purchase price of $231 million in cash, net of unrestricted cash. Imagitas is a marketing services company that specializes in using mail to help companies connect with hard to reach consumers. This acquisition expands our presence in the mailstream and adds to the array of valuable services that it currently delivers to its customers. The goodwill was assigned to the Mail Services segment.

On March 24, 2005, we completed the acquisition of Compulit, Inc. (Compulit) for a net purchase price of $24 million in cash. Compulit is a leading provider of litigation support services to law firms and corporate clients. This acquisition expands our ability to provide a broader range of high value services to its legal vertical. The goodwill was assigned to the Global Management Services segment.

Liquidity and Capital Resources
-------------------------------

Our ratio of current assets to current liabilities increased slightly to 0.95 to 1 at March 31, 2006 compared with 0.94 to 1 at December 31, 2005.

The ratio of total debt to total debt and stockholders' equity was 77.6% at March 31, 2006 and 77.5% at December 31, 2005. Including the preferred stockholders' equity in our subsidiary as debt, the ratio of total debt to total debt and stockholders' equity was 78.7% at March 31, 2006 compared with 78.6% at December 31, 2005.

First Quarter 2006 Cash Flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The net increase in our deferred taxes on income and income taxes payable contributed $70 million to cash from operations, resulting from the timing of tax payments and the benefits from our leasing activities. The increase in our internal finance receivables balances decreased cash from operations by $24 million, reflecting growth in equipment placements and our payment solutions business during the quarter. Other operating assets and liabilities increased our cash from operations by $6 million primarily due to the timing of accounts payable and accrued liabilities payments.

Net cash used in investing activities consisted primarily of capital expenditures for digital meters and acquisitions, partially offset by cash generated from Capital Services asset sales.

Net cash used in financing activities consisted primarily of dividends paid to stockholders, stock repurchases and net debt payments, partially offset by proceeds from issuance of stock.

First Quarter 2005 Cash Flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The increase in our deferred taxes on income and income taxes payable balances contributed $23 million to cash from operations, resulting from continued tax benefits from our leasing activities. Other operating assets and liabilities reduced our cash from operations by $43 million primarily due to the timing of accounts payable and accrued liabilities payments.

Net cash used in investing activities consisted primarily of capital expenditures for digital meters and acquisitions, partially offset by cash generated from Capital Services asset sales.

Net cash used in financing activities consisted primarily of dividends paid to stockholders, stock repurchases and net debt payments, partially offset by proceeds from issuance of stock.

Financings and Capitalization
-----------------------------

At March 31, 2006, $1.6 billion remained available under the shelf registration statement filed in February 2005 with the Securities and Exchange Commission
(SEC), permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

We believe our financing needs in the short and long-term can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and our existing commercial paper programs. In addition, we maintain a back-up credit facility for our commercial paper program.

Capital Expenditures
--------------------

In the first quarter of 2006, capital expenditures included $33.5 million in net additions to property, plant and equipment and $49.5 million in net additions to rental equipment and related inventories compared with $37.0 million and $42.6 million, respectively, in the same period in 2005. The addition of rental equipment relates primarily to postage meters and increased over the prior year due to higher placements of our digital meters during the three months ended March 31, 2006.

We expect capital expenditures for the remainder of 2006 to be approximately the same as the prior year. These investments will also be affected by the timing of our customers' transition to digital meters.

Capital Services
----------------

Capital Services strategy

As previously disclosed, we are assessing a broader range of asset and business disposition options for our Capital Services business, including spin-off, a sale of the business, or sale of all or a portion of the assets. Several factors, including improved economic conditions, make this range of options more attractive now, than when we first announced its intention to look at options for exiting this business in January 2003. We intend to reach a conclusion in the near future on the best alternative to pursue. Depending on the conclusion reached by us, and the possible resolution of related tax matters, we could possibly incur after-tax charges of up to $550 million. We believe that our ultimate disposition strategy will not have a material impact on our total cash position.

In accordance with the previously announced Subscription Agreement with Cerberus Capital Management, L.P., related to a potential spin-off, both parties have had the right to terminate this agreement since March 31, 2006. Neither party has terminated the agreement at this time.

In July 2005, we received notice of termination of its agreement to provide future lease financing to Imagistics International, Inc. On April 28, 2006, we completed the sale of our Imagistics lease portfolio to De Lage Landen Operational Services, LLC, a subsidiary of Rabobank Group, for approximately $288 million. As a result, we will report the results of the Imagistics lease portfolio in discontinued operations in the second quarter of 2006 including an after-tax gain of about $10 million from the sale of this portfolio. This lease portfolio was part of the external financing assets initially included in the proposed spin-off.

Selling, general and administrative expenses in our condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 includes $6.2 million and $0.8 million, respectively, of depreciation of rental property and equipment related to Capital Services.

Capital Services portfolio

Our investment in Capital Services lease related assets included in our Condensed Consolidated Balance Sheets is composed of the following:

(Dollars in millions)                          March 31,            December 31,
                                                    2006                    2005
                                      ------------------     -------------------
Leveraged leases..................    $            1,414     $             1,470
Finance receivables...............                   561                     520
Rental equipment..................                   551                     585
                                      ------------------     -------------------
Total.............................    $            2,526     $             2,575
                                      ==================     ===================

The investment in leveraged leases included in our Condensed Consolidated Balance Sheets is diversified across the following types of assets:

(Dollars in millions)                                 March 31,           December 31,
                                                           2006                   2005
                                             ------------------     ------------------
Locomotives and rail cars................    $              410     $              399
Postal equipment.........................                   366                    365
Commercial real estate...................                   141                    142
Commercial aircraft......................                   163                    230
Telecommunications.......................                   141                    141
Rail and bus.............................                   133                    133
Shipping and handling....................                    60                     60
                                             ------------------     ------------------
Total leveraged leases...................    $            1,414     $            1,470
                                             ==================     ==================

Finance receivables are composed of the following:

(Dollars in millions)                                 March 31,           December 31,
                                                           2006                   2005
                                             ------------------     ------------------
Large ticket single investor leases......    $              308     $              267
Imagistics lease portfolio...............                   253                    253
                                             ------------------     ------------------
Total....................................    $              561     $              520
                                             ==================     ==================

Investment in commercial passenger and cargo aircraft leasing transactions

At March 31, 2006 and December 31, 2005, our net investment in commercial passenger and cargo aircraft leasing transactions, net of related debt and minority interest, was $218 million and $231 million, respectively, which is composed of transactions with U.S. airlines of $22 million and foreign airlines of $197 million and $209 million, respectively. Our net investment in commercial passenger and cargo aircraft leasing portfolio is composed of investments in leveraged lease transactions, direct financing lease transactions and a portion of our investment in PBG Capital Partners, LLC. Risk of loss under these transactions is primarily related to: (1) the inability of the airline to make underlying lease payments; (2) our inability to generate sufficient cash flows either through the sale of the aircraft or secondary lease transactions to recover our net investment; and/or (3) in the case of the leveraged lease portfolio, the default of an equity defeasance or other third party credit arrangements.

During the first quarter of 2006, Qantas Airways exercised its early buy-out option. We will receive $68 million from this transaction, which is approximately equal to the book value of this asset, of which $12 million was received in the first quarter of 2006.

During the first quarter of 2006, we sold shares and bankruptcy claims related to our investment in United Airlines. This transaction resulted in a pre-tax gain of $10.6 million which is included in other income in the Condensed Consolidated Statement of Income for the three months ended March 31, 2006.

New Accounting Pronouncements
-----------------------------

In December 2004, SFAS No. 123(R) (revised 2004), "Share-Based Payment," was issued. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the condensed consolidated financial statements. SFAS No. 123(R) requires compensation cost to be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. SFAS No. 123(R) also requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. We adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified retrospective application. See Note 16 to the condensed consolidated financial statements for further details.

In June 2005, the FASB issued FASB Staff Position (FSP) No. SFAS 143-1, "Accounting for Electronic Equipment Waste Obligations," that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the "Directive"). The adoption of this FSP did not have a material effect on our financial position, results of operations or cash flows for those European Union (EU) countries that enacted the Directive into country-specific laws. We are currently evaluating the impact of applying this FSP in the remaining countries in future periods and do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

Regulatory Matters
------------------

There have been no significant changes to the regulatory matters disclosed in our 2005 Annual Report on Form 10-K.

Other Regulatory Matters
------------------------

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

We are disputing other adjustments the IRS has proposed that may result in the assessment of additional U.S. tax, interest and penalties related to 1994 through 2000. These disputed adjustments relate primarily to the tax treatment of COLI and related interest expense, the tax effect of the sale of certain preferred share holdings and the tax treatment of certain lease transactions. The IRS will likely make similar adjustments to lease transactions when examining years subsequent to 2000. We have requested a review of these adjustments by the IRS. If attempts to negotiate these items with the IRS are not successful, we intend to file for judicial review of the disputed adjustments.

The disputed adjustments from 1994 through 2000 could result in the assessment of additional tax of up to $390 million plus penalties of up to $65 million, a significant portion of which has already been accrued. Certain of these adjustments would result in future tax deductions and, therefore, are only temporary in nature. We have bonds posted with the IRS of $342 million to mitigate interest assessments on any otherwise underpaid tax that would result from a final settlement.

We have accrued for our best estimate of the probable tax, interest and penalties that may result from these disputed matters as it relates to 1992 through 2006 and we believe that the accrual for tax liabilities is appropriate. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flow.

Forward-Looking Statements
--------------------------

We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q, other reports or press releases or made by our management involve risks and uncertainties which may change based on various important factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are those which talk about our or management's current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include:

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

 o timely development and acceptance of new products

 o success in gaining product approval in new markets where regulatory approval is required

 o successful entry into new markets

 o mailers' utilization of alternative means of communication or competitors' products

 o our success at managing customer credit risk, including risks associated with commercial passenger and cargo aircraft leasing transactions

 o our success at managing costs associated with its strategy of outsourcing functions and operations not central to its business

 o changes in interest rates

 o foreign currency fluctuations

 o cost, timing and execution of the restructuring plan including any potential asset impairments

 o regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions

 o interrupted use of key information systems

 o changes in privacy laws

 o intellectual property infringement claims

 o impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents

 o third-party suppliers' ability to provide product components

 o negative income tax adjustments for prior audit years and changes in tax laws or regulations

 o terms and timing of actions to reduce exposures and disposal of assets in our Capital Services segment, including the spin-off or other disposition of the majority of the assets in this segment

 o changes in pension and retiree medical costs

 o acts of nature

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2005 regarding this matter.

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

Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2006. In addition, no change in internal control over financial reporting occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

                           Part II - Other Information
                           ---------------------------

Item 1: Legal Proceedings

This item updates the legal proceedings more fully described in our 2005 Annual Report on Form 10-K, dated March 13, 2006. We are a defendant in a patent action brought by Ricoh Company, Ltd. in which there are allegations of infringement against certain of our important mailing products, including the DM SeriesTM. The plaintiff seeks both large and unspecified damages and injunctive relief. Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002). The parties' respective motions on the issue of inequitable conduct during the patent application process were denied, leaving this issue for trial. On April 20, 2006, the court issued a claims construction ruling on the interpretation of the proper scope of the patents. A tentative trial date has been set for August 15, 2006.

We expect to prevail in this matter; however, as litigation is inherently unpredictable there can be no assurance in this regard, and if Ricoh does prevail, the result may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

There were no other material changes to the legal proceedings disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2005 regarding legal proceedings.

Item 1A: Risk Factors

There were no material changes to the risk factors identified in the Annual Report on Form 10-K for the year ended December 31, 2005 regarding this matter.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market.

In September 2005, our Board of Directors authorized $300 million for repurchases of outstanding shares of our common stock in the open market during the subsequent 12 to 24 months of which $241 million remained for future purchases at December 31, 2005. We repurchased 3.6 million shares during the first quarter of 2006 under this program for a total price of $152 million, leaving $89 million remaining for future repurchases under this program.

In March 2006, our Board of Directors authorized the repurchase of up to an additional $300 million of our common stock in the open market during the subsequent 12 to 24 months.

Company Purchases of Equity Securities

The following table summarizes our share repurchase activity:

                                                                                                               Approximate dollar
                                                                                         Total number of     value of shares that
                                                                                     shares purchased as     may yet be purchased
                                     Total number of             Average price        part of a publicly           under the plan
Period                              shares purchased            paid per share            announced plan           (in thousands)
                                ---------------------    ---------------------    ----------------------    ---------------------
September 2005 Program
----------------------
Balance carried forward....                         -                        -                         -                 $241,199
January 2006...............                   124,900                   $42.84                   124,900                 $235,853
February 2006..............                   725,400                   $42.81                   725,400                 $204,795
March 2006.................                 2,731,500                   $42.33                 2,731,500                 $ 89,175
                                ---------------------                             ----------------------
                                            3,581,800                                          3,581,800
March 2006 Program
------------------
March 2006.................                         -                        -                         -                 $300,000
                                ---------------------                             ----------------------    ---------------------
                                            3,581,800                                          3,581,800                 $389,175
                                =====================                             ======================    =====================

Item 6: Exhibits

         Reg. S-K
         Exhibits       Description
        ---------       --------------------------------------------------------

           (3)(a) Restated Certificate of Incorporation, as amended. Incorporated by reference to Exhibit (3a) to Form 10-K as filed with the Commission on March 30, 1993

         (3)(a.1) Certificate of Amendment to the Restated Certificate of Incorporation (as amended May 29, 1996). Incorporated by reference to Exhibit (a.1) to Form 10-K as filed with the Commission on March 27, 1998

           (3)(b) By-laws, as amended. Incorporated by reference to Exhibit (3b) to Form 10-K as filed with the Commission on April 1, 1996

           (3)(c) By-laws, as amended. Incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on November 16, 1998

          (10)(n)       Form of Equity Compensation Grant Letter

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




May 4, 2006




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

                                  Exhibit Index
                                  -------------

        Reg. S-K
        Exhibits        Description
        --------        --------------------------------------------------------

           (3)(a) Restated Certificate of Incorporation, as amended. Incorporated by reference to Exhibit (3a) to Form 10-K as filed with the Commission on March 30, 1993

         (3)(a.1) Certificate of Amendment to the Restated Certificate of Incorporation (as amended May 29, 1996). Incorporated by reference to Exhibit (a.1) to Form 10-K as filed with the Commission on March 27, 1998

           (3)(b) By-laws, as amended. Incorporated by reference to Exhibit (3b) to Form 10-K as filed with the Commission on April 1, 1996

           (3)(c) By-laws, as amended. Incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on November 16, 1998

          (10)(n)       Form of Equity Compensation Grant Letter

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

           (31.2)       Certification of Chief Financial Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

           (32.1) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

           (32.2) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

                                                                    Exhibit (12)
                                                                    ------------
                                Pitney Bowes Inc.
              Computation of Ratio of Earnings to Fixed Charges (1)
              -----------------------------------------------------

(Dollars in thousands)
                                                                            Three Months Ended March 31,
                                                                     -----------------------------------------
                                                                                   2006                   2005
                                                                     ------------------      -----------------
  Income before income taxes.....................................    $          232,449      $         221,210

  Add:
    Interest expense.............................................                67,121                 48,267
    Portion of rents representative
      of the interest factor.....................................                13,058                 13,930
    Amortization of capitalized
      interest...................................................                   243                    369
    Minority interest in the income of
      subsidiary with fixed charges..............................                 2,690                  1,758
                                                                     ------------------      -----------------

  Income as adjusted.............................................    $          315,561      $         285,534
                                                                     ==================      =================

  Fixed charges:
    Interest expense.............................................    $           67,121      $          48,267
    Portion of rents representative
      of the interest factor.....................................                13,058                 13,930
    Minority interest, excluding taxes, in the
      income of subsidiary with fixed charges....................                 4,073                  2,677
                                                                     ------------------      -----------------

  Total fixed charges............................................    $           84,252      $          64,874
                                                                     ==================      =================

  Ratio of earnings to fixed charges.............................                  3.75                   4.40
                                                                     ==================      =================

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



Date: May 4, 2006



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



Date: May 4, 2006



/s/ Bruce P. Nolop
------------------
Bruce P. Nolop
Chief Financial Officer

                                                                  Exhibit (32.1)
                                                                  --------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350


The certification set forth below is being submitted in connection with the Quarterly Report of Pitney Bowes Inc. (the "Company") on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

May 4, 2006

                                                                  Exhibit (32.2)
                                                                  --------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350


The certification set forth below is being submitted in connection with the Quarterly Report of Pitney Bowes Inc. (the "Company") on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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



/s/ Bruce P. Nolop
------------------
Bruce P. Nolop
Chief Financial Officer

May 4, 2006

DATE:      [                           ]

TO:        [                           ]

RE:        NOTICE OF CASH INCENTIVE UNIT AND
           PITNEY BOWES STOCK PLAN
           INCENTIVE AND NONQUALIFED STOCK OPTION AWARD


--------------------------------------------------------------------------------

Congratulations on your [insert year] long-term incentive award! This is to certify that your long-term incentive award, determined based on your performance and in recognition of your past and expected future efforts and contributions to the company, is [insert dollar amount]. In accordance with the plan design, 50% of your award has been converted to [insert number of CIUs] cash incentive units (CIUs). The remaining 50% of your award has been converted to [insert number of stock options] stock options granted under the Pitney Bowes Stock Plan ("Plan") based on the Black-Scholes value of $[insert Black-Scholes value] per option on the date of grant. The details of your award are described on the following pages.


Cash Incentive Units (CIUs)
---------------------------

CIUs pay out in cash at the end of a three-year performance cycle. Each CIU unit is worth $1.00 at target performance levels. The [insert three-year period] CIU performance cycle will have payouts that are based on PBI performance against three-year cumulative Earnings Per Share (EPS) and three-year cumulative Adjusted Free Cash Flow (AFCF) targets.

       [Insert three-year period] CIU Cycle Financial Performance Metrics

                          [Performance Targets deleted]


Termination Provisions
----------------------

The cash incentive unit award will be subject to the following provisions depending upon the type of termination:

--------------------------------------------------------------------------------
                                      TREATMENT OF CASH INCENTIVE UNIT
TERMINATION EVENT                     CYCLES IN PROGRESS
--------------------------------------------------------------------------------

Death, Disability or                  Prorated based on full months of service
Retirement / bridged to               through date of death, disability, or
retirement                            retirement / or last day actually worked

--------------------------------------------------------------------------------
Involuntary termination other         Prorated - provided that the award has
than for cause (with a signed         been outstanding for at least one year as
separation agreement and NOT          of the last day actually worked
retirement eligible or bridged
to retirement)

--------------------------------------------------------------------------------
Voluntary resignation                 Forfeited

--------------------------------------------------------------------------------
Termination For Cause,                Forfeited
Gross misconduct

--------------------------------------------------------------------------------

Stock Options
-------------

You have been granted an option to purchase shares of Pitney Bowes Inc. common stock under the Pitney Bowes Stock Plan ("Plan"). The date of grant, the number of shares on which the option has been granted, the option exercise price, the vesting provisions and the expiration of the option grant term are specified below.

Incentive Stock Options(1)
--------------------------

------------------------ ---------------------- ---------------------- ----------------------- ----------------------
      Grant Date           Stock Option Shares   Option Exercise Price      Vesting Period         Expiration Date
------------------------ ---------------------- ---------------------- ----------------------- ----------------------


                                                                           100% vesting on
         [   ]                    [   ]                 $[   ]           [fourth anniversary], [Ten year anniversary
                                                                           $100,000 maximum        of grant date]
                                                                           vesting per year

---------------------------------------------------------------------------------------------------------------------

(1) - This stock option award is intended to meet the requirements of Section 422 of the Internal Revenue Code.

A disposition of option shares sooner than one year after the purchase of these shares generally will result in their no longer being qualified as incentive stock options; an exception may apply to exercises after death. If an ISO is not exercised within three months of termination (including retirement), it will become disqualified as an ISO. The three-month period may extend to one year in certain circumstances involving disability.

Nonqualified Stock Options
--------------------------

------------------------ ---------------------- ---------------------- ----------------------- ----------------------

      Grant Date           Stock Option Amount   Option Exercise Price  Vesting Period / Date      Expiration Date

------------------------ ---------------------- ---------------------- ----------------------- ----------------------
                                                                           4 year pro-rata /   [Ten year anniversary
         [   ]                    [   ]                 $[   ]           25% vests annually        of grant date]

------------------------ ---------------------- ---------------------- ----------------------- ----------------------

Please note that the vesting provisions are different than grant vesting provisions prior to 2005. Your stock option grant will vest in four equal installments commencing on each of the first four anniversary dates of the Grant Date.

Termination Provisions
----------------------

The option grant will be subject to the following provisions depending upon the type of termination:

-------------------------------------    -----------------------------------    ------------------------------------
                                                                                 POST-EMPLOYMENT EXERCISABILITY OF
         TERMINATION EVENT                  VESTING TREATMENT OF OPTIONS                   VESTED OPTIONS
-------------------------------------    -----------------------------------    ------------------------------------
Death or Disability                      Accelerated                            Remainder of original term

-------------------------------------    -----------------------------------    ------------------------------------
Retirement                               / bridged to retirement Accelerated
                                         at Retirement(provided Remainder of
                                         original term that the grant is
                                         partially vested as of the last day
                                         actually worked)

-------------------------------------    -----------------------------------    ------------------------------------
Involuntary termination other than       Vesting continues according to plan    Exercise according to Plan terms
for cause (with a signed separation      provisions for involuntary
agreement and NOT retirement eligible    terminations (provided that the
or bridged to retirement)                grant is partially vested as of the
                                         last day actually worked)

---------------------------------------- -----------------------------------    ------------------------------------
Voluntary resignation                    Forfeited                              3 months

---------------------------------------- -----------------------------------    ------------------------------------
Gross misconduct                         Forfeited                              Forfeited

---------------------------------------- -----------------------------------    ------------------------------------

This award is granted solely on a discretionary basis considering past and expected future performance and is not intended to create a right or entitlement in the awardee. Any actual or unrealized gain related to the award will not be considered regular compensation for purposes of severance, resignation, termination, redundancy, end of service payments, bonuses, long-service awards, pension or retirement benefits or similar payments, whether under statutory or common law. In addition, no awardee is entitled to have any vested right to continue to receive future awards, nor shall any awards granted to an awardee become a benefit or entitlement of employment. You will have no rights, claim or entitlement to compensation or damages as a result of the your termination of employment for any reason whatsoever (whether or not in breach of contract or local law), insofar as these rights, claim or entitlement arise or may arise from (i) your ceasing to have rights under or be entitled to exercise this stock option as a result of such termination or (ii) loss or diminution in value of the stock option or any of the shares purchased through exercise of the stock option as a result of such termination, and you irrevocably release your employer, the Company and its affiliates, as applicable, from any such rights, entitlement or claim that may arise. If, notwithstanding the foregoing, any such right or claim is found by a court of competent jurisdiction to have arisen, then, by accepting this award, you will be deemed to have irrevocably waived your entitlement to pursue such rights or claim. By accepting this award, you authorize the company to withhold appropriate taxes if and when it determines the award becomes taxable to you. If you engage in "Gross Misconduct", as defined in the Plan, all of your outstanding option shares and cash incentive units as of your date of termination shall be forfeited immediately. The plan and programs under which future stock options and cash incentive units are awarded are subject to amendment, modification or termination by the company at any time.

In order for Pitney Bowes to perform its administrative and legal requirements under the Plan, you agree to allow the company to process personal data about you, as described below. Such data includes, without limitation, the information provided in the award materials and other personal data such as your name, work address, work telephone, employment status, and any other personal data required and relevant to the administration of the stock plan, tax compliance and reporting purposes. Because Pitney Bowes is a multinational company, in the case of non-U.S. residents, such personal data will be transferred to the United States of America and possibly to other locations where plan administration information collection and processing may occur. Your explicit consent to collect, use, store and transfer any such personal data extends to Pitney Bowes Inc. and any of its subsidiaries, any outside third-party plan administrators as selected by the company and any other person that the company may engage in the administration of the Plan. You may exercise your right to access and correct your personal data at any time by contacting your local human resources representative or by accessing SAP, where available. By accepting the award, you give your explicit and voluntary consent to the collection, use, and storage of your personal data for purposes described in this award. Your consent is purely voluntarily and freely given and valid as long as it is needed for the administration of the Plan and to comply with applicable legal requirements. If you do not consent, indicate "No Consent Given" below, sign this document and return it to the address noted below. By signing this document you will forfeit this award. You may withdraw your consent at any time. If you do not consent or you withdraw your prior consent, your participation in the Stock Plan may be restricted or terminated.

This option is subject in all respects to the detailed terms and conditions of the Pitney Bowes Stock Plan Amended and Restated as of January 1, 2002. Further information concerning the Plan appears in the Plan Summary available online at www.equiserve.com. This document, dated [insert date] constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933. Printed copies of the Prospectus covering this award are available upon request by calling Investor Relations at (203) 351-6858. You should read all of these documents to understand important information about this program, the Company and its stock, the terms of your participation in the program and the tax implications of the program.


IN WITNESS WHEREOF, this Stock Option Award and Cash Incentive Unit Award have been duly executed as of [insert date].

                                Pitney Bowes Inc.

                                By: /s/Johnna G. Torsone
                                    --------------------
                                    Senior Vice President and
                                    Chief Human Resources Officer

By accepting this stock option, you relinquish participation in the Pitney Bowes Employee Stock Purchase Plan for the [insert year] offering. To retain your right to participate in the Pitney Bowes Employee Stock Purchase Plan and to decline this stock option offer, please sign below and return this award within one month of receipt to:

Corporate Compensation, MSC 52-07, Pitney Bowes Inc., One Elmcroft Road, Stamford, CT 06926-0700, USA


























Only sign below if you wish to indicate "NO CONSENT GIVEN:"

I hereby decline the stock options granted to me on [insert grant date]. I understand that this option grant will be forfeited.


-------------------------------------------------              Please indicate the reason for your declination:
Employee's Signature                        Date               ESPP   Tax   Privacy   Other (specify below)