Form 10-Q
period 2006-06-30
PITNEY BOWES INC /DE/
filed 2006-08-08
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number 1-3579
June 30, 2006
PITNEY BOWES INC.
Incorporated in Delaware	I.R.S. Employer Identification
No. 06-0495050

World Headquarters
1 Elmcroft Road, Stamford, Connecticut 06926-0700

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

There were 221,534,416 shares of common stock outstanding as of July 27, 2006.

PITNEY BOWES INC.
INDEX

		Page Number
Part I - Financial Information:

Item 1:	Financial Statements

	Condensed Consolidated Statements of Income (Unaudited)
	Three and Six Months Ended June 30, 2006 and 2005	3

	Condensed Consolidated Balance Sheets (Unaudited)
	June 30, 2006 and December 31, 2005	4

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6- 21

Item 2:	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	22 - 32

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4:	Controls and Procedures	33

Part II - Other Information:

Item 1:	Legal Proceedings	34

Item 1A:	Risk Factors	34

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	34 - 35

Item 4:	Submission of Matters to a Vote of Security Holders	36

Item 6:	Exhibits	36

Signatures		37

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005(1)	2006	2005(1)

Revenue:
Equipment sales	$319,635	$297,815	$622,392	$588,577
Supplies	82,873	72,850	165,684	149,632
Software	47,640	38,138	89,635	74,055
Rentals	197,226	205,494	394,038	407,135
Financing	174,447	164,699	352,592	325,524
Support services	176,339	174,013	347,105	345,960
Business services	391,050	369,597	779,409	719,653

Total revenue	1,389,210	1,322,606	2,750,855	2,610,536

Costs and expenses:
Cost of equipment sales	159,780	151,276	312,760	297,353
Cost of supplies	19,796	17,678	40,404	36,267
Cost of software	11,103	7,958	21,282	16,527
Cost of rentals	42,300	43,969	85,839	86,286
Cost of support services	98,453	97,972	194,749	193,324
Cost of business services	303,583	299,549	609,907	588,659
Selling, general and administrative	432,531	406,744	850,193	808,881
Research and development	40,980	40,508	82,516	82,286
Restructuring charges	5,041	26,402	10,638	10,562
Charitable contribution	-	-	-	10,000
Interest, net	55,070	45,155	108,638	87,065

Total costs and expenses	1,168,637	1,137,211	2,316,926	2,217,210

Income from continuing operations before income taxes
and minority interest	220,573	185,395	433,929	393,326
Provision for income taxes	96,077	61,634	169,657	132,220
Minority interest	3,244	2,521	6,161	4,504

Income from continuing operations	121,252	121,240	258,111	256,602
(Loss) income from discontinued operations, net of tax	(477,326)	13,718	(460,657)	23,631

Net (loss) income	$(356,074)	$134,958	$(202,546)	$280,233

Basic (loss) earnings per share of common stock:
Continuing operations	$0.55	$0.53	$1.15	$1.12
Discontinued operations	(2.15)	0.06	(2.06)	0.10

Net (loss) income	$(1.61)	$0.59	$(0.91)	$1.22

Diluted (loss) earnings per share of common stock:
Continuing operations	$0.54	$0.52	$1.14	$1.10
Discontinued operations	(2.13)	0.06	(2.03)	0.10

Net (loss) income	$(1.59)	$0.58	$(0.89)	$1.20

Dividends declared per share of common stock	$0.32	$0.31	$0.64	$0.62

(1) Adjusted to include the effect of discontinued operations and stock-based compensation expense. See Notes 4 and 14, respectively, for additional information.

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share data)

	June 30,	December 31,
	2006	2005(1)

ASSETS
Current assets:
Cash and cash equivalents	$196,315	$243,509
Short-term investments	81,504	56,193
Accounts receivables, less allowances of $46,856 and $46,261, respectively	660,092	658,198
Finance receivables, less allowances of $46,435 and $52,622, respectively	1,285,907	1,342,446
Inventories	243,225	220,918
Other current assets and prepayments	225,588	221,051
Assets of discontinued operations	1,218,435	-

Total current assets	3,911,066	2,742,315

Property, plant and equipment, net	621,627	621,954
Rental property and equipment, net	480,942	1,022,031
Property leased under capital leases, net	2,396	2,611
Long-term finance receivables, less allowances of $37,540 and $76,240, respectively	1,511,722	1,841,673
Investment in leveraged leases	255,724	1,470,025
Goodwill	1,753,812	1,611,786
Intangible assets, net	375,826	347,414
Other assets	799,506	961,573

Total assets	$9,712,621	$10,621,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,478,114	$1,538,860
Income taxes payable	220,503	55,903
Notes payable and current portion of long-term obligations	707,050	857,742
Advance billings	491,856	458,392
Liabilities of discontinued operations	1,448,121	-

Total current liabilities	4,345,644	2,910,897

Deferred taxes on income	527,538	1,859,950
Long-term debt	3,363,665	3,849,623
Other noncurrent liabilities	270,901	326,663

Total liabilities	8,507,748	8,947,133

Preferred stockholders’ equity in a subsidiary company	310,000	310,000

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	17	17
Cumulative preference stock, no par value, $2.12 convertible	1,105	1,158
Common stock, $1 par value	323,338	323,338
Capital in excess of par value	229,745	222,908
Retained earnings	3,978,614	4,324,451
Accumulated other comprehensive income	181,521	76,917
Treasury stock, at cost	(3,819,467)	(3,584,540)

Total stockholders’ equity	894,873	1,364,249

Total liabilities and stockholders’ equity	$9,712,621	$10,621,382

(1) Adjusted to include the effect of stock-based compensation expense. See Note 14 for additional information.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)
	Six Months Ended June 30,

	2006	2005(1)

Cash flows from operating activities:
Net (loss) income	$(202,546)	$280,233
Loss on sale of Capital Services, net of tax	442,205	-
Gain on sale of Imagistics, net of tax	(11,641)	-
Non-cash charge from FSC tax law change	16,209	-
Non-cash tax charge	61,000	-
Restructuring and other charges, net of tax	6,808	13,766
Restructuring and other payments	(27,937)	(44,526)
Bond posted with the Internal Revenue Service	-	(200,000)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	178,972	164,621
Stock-based compensation	13,793	12,730
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	29,312	(40,132)
Net investment in internal finance receivables	(58,010)	(4,290)
Inventories	(9,982)	(23,526)
Other current assets and prepayments	2,837	(4,944)
Accounts payable and accrued liabilities	(75,159)	(28,713)
Deferred taxes on income and income taxes payable	(1,426)	45,289
Advanced billings	18,290	44,697
Other, net	13,620	(5,672)

Net cash provided by operating activities	396,345	209,533

Cash flows from investing activities:
Short-term investments	(23,302)	(56,532)
Net proceeds from sale of main plant	-	30,238
Capital expenditures	(162,428)	(147,680)
Net investment in Capital Services	68,195	90,618
Net proceeds from sale of Imagistics lease portfolio	281,653	-
Advance against COLI cash surrender value	138,381	-
Acquisitions, net of cash acquired	(157,984)	(276,864)
Reserve account deposits	-	(9,200)

Net cash provided by (used in) investing activities	144,515	(369,420)

Cash flows from financing activities:
Increase in notes payable, net	184,099	610,469
Proceeds from long-term obligations	-	399,998
Principal payments on long-term obligations	(357,485)	(655,410)
Proceeds from issuance of stock	68,798	57,829
Stock repurchases	(292,674)	(148,848)
Dividends paid	(167,986)	(142,835)

Net cash (used in) provided by financing activities	(565,248)	121,203

Effect of exchange rate changes on cash	2,548	(649)

Decrease in cash and cash equivalents	(21,840)	(39,333)
Cash and cash equivalents at beginning of period	243,509	316,217
Cash included in assets of discontinued operations	(25,354)	-

Cash and cash equivalents at end of period	$196,315	$276,884

Interest paid	$110,060	$92,587

Income taxes paid, net	$160,266	$93,878

(1) Adjusted to include the effect of stock-based compensation expense. See Note 14 for additional information.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

1. Basis of Presentation

     The terms “we”, “us”, and “our” are used in this report to refer collectively to Pitney Bowes Inc. and its subsidiaries.

     The accompanying unaudited condensed consolidated financial statements of Pitney Bowes Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly our financial position at June 30, 2006 and December 31, 2005, our results of operations for the three and six months ended June 30, 2006 and 2005 and our cash flows for the six months ended June 30, 2006 and 2005 have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2006.

     These statements should be read in conjunction with the financial statements and notes thereto included in our 2005 Annual Report to Stockholders on Form 10-K.

     Certain prior year amounts have been reclassified to conform with the current period presentation.

2. Nature of Operations

     We are a provider of leading-edge, global, integrated mail and document management solutions for organizations of all sizes. We operate in two business groups: Mailstream Solutions and Mailstream Services. The Mailstream Solutions group involves the sale, rental, and financing of mail finishing, mail creation and shipping equipment; high speed production mail systems, sorting equipment and incoming mail systems; supplies, equipment based software, and support services; non-equipment based mailing and customer communication software; and electronic statement, billing and payment solutions. The Mailstream Services group provides facilities management for advanced mailing, secure mail services, reprographic, and document management services; presort mail services and international outbound mail services; direct marketing services for hard to reach consumers and web-based tools for the customization of promotional mail and marketing collateral. See Note 7 for details of our reporting segments and a description of their activities.

     In April 2006, we completed the sale of our Imagistics lease portfolio and in July 2006, we completed the sale of our Capital Services external financing business. Both Imagistics’ and Capital Services’ results of operations have been reported as discontinued operations for all periods presented. Capital Services’ assets and liabilities have been classified as held for sale in the current period. See Note 4 for additional information on the discontinued operations.

3. Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment.” SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the condensed consolidated financial statements. SFAS No. 123(R) requires compensation cost to be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Prior to our adoption of SFAS No. 123(R), we used the nominal vesting period approach to determine the pro forma stock-based compensation expense for all awards. SFAS No. 123(R) also requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. We adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified retrospective application. See Note 14 for further disclosures related to our stock-based compensation.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

     In June 2005, the FASB issued FASB Staff Position (FSP) No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). The adoption of this FSP did not have a material effect on our financial position, results of operations or cash flows for those European Union (EU) countries that enacted the Directive into country-specific laws. We are currently evaluating the impact of applying this FSP in the remaining countries in future periods and do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

     In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation will be adopted by us on January 1, 2007. We are currently evaluating the impact of adopting FIN 48; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

     In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. This staff position will be adopted by us on January 1, 2007. We are currently evaluating the impact of adopting this FSP; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

4. Discontinued Operations

     As previously disclosed, during the second quarter of 2006, we completed the sale of our Imagistics lease portfolio to De Lage Landen Operational Services, LLC, a subsidiary of Rabobank Group, for approximately $288 million. Net proceeds on the sale were approximately $282 million after transaction expenses. We have reported the results of the Imagistics lease portfolio in discontinued operations including an after-tax gain of approximately $11.6 million from the sale of this portfolio. Imagistics’ results were previously included in our Capital Services segment. Additionally, prior year results have been adjusted to be reflected as discontinued operations.

     On July 14, 2006, we completed the sale of our Capital Services external financing business to Cerberus Capital Management, L.P. (Cerberus) for approximately $750 million and the assumption of approximately $470 million of non-recourse debt and other liabilities. The proceeds are subject to final working capital adjustments. We have reported the results of the Capital Services business in discontinued operations including an after-tax loss of $442 million from the sale of this business. Prior year results have been adjusted to be reflected as discontinued operations. This sale resulted in the disposition of most of the external financing activity in the Capital Services segment. We have retained certain leveraged leases in Canada which are now included in our International Mailing segment.

     In May 2006, we reached a tentative settlement with the Internal Revenue Service (IRS) on all outstanding tax audit issues in dispute for tax years through 2000. We are currently in discussions with the IRS to come to an agreement on all aspects of the settlement, document the settlement in writing and complete the associated tax calculations. As a result of this tentative settlement, we recorded $61 million of additional tax expense of which $41 million was included in discontinued operations. These amounts are our best estimate of the impact of the tentative settlement on our results of operations. See Note 16 for further discussion of the tentative IRS settlement.

     We accrued in discontinued operations an additional tax expense of $16.2 million in the second quarter of 2006 to record the impact of the recently-enacted Tax Increase Prevention and Reconciliation Act (“TIPRA”). The TIPRA legislation repealed the exclusion from federal income taxation of a portion of the income generated from certain leveraged leases of aircraft by foreign sales corporations (FSC).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

     The following table shows selected financial information included in discontinued operations for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,

Discontinued Operations	2006	2005	2006	2005

Revenue	$34,523	$37,568	$76,981	$67,426
Pretax income	$17,940	$20,807	$39,950	$36,069

Net income	$10,447	$13,718	$27,116	$23,631
Gain on sale of Imagistics,
net of $7,443 tax	11,641	-	11,641	-
FSC tax law change	(16,209)	-	(16,209)	-
Additional tax on IRS settlement	(41,000)	-	(41,000)	-
Loss on sale of Capital Services,
net of $282,722 tax benefit	(442,205)	-	(442,205)	-

Total discontinued operations, net of tax	$(477,326)	$13,718	$(460,657)	$23,631

     Interest expense included in discontinued operations was $8.7 million and $3 million for the three months ended June 30, 2006 and 2005, respectively, and $17.8 million and $6.1 million for the six months ended June 30, 2006 and 2005, respectively. Interest expense recorded in discontinued operations includes only interest on third-party debt that has been assumed by Cerberus. We have not allocated other consolidated interest expense to discontinued operations.

     The assets and liabilities of the discontinued operations as of June 30, 2006 are composed of the following:

June 30,
2006

Cash and cash equivalents	$25,354
Finance receivables, less allowances:
6/06, $5,725	53,070
Rental property and equipment, net	297,386
Long-term finance receivables, less
allowances: 6/06 $19,592	112,196
Investments in leveraged leases	726,242
Other assets	4,187

Total assets of discontinued operations	$1,218,435

Current portion of long-term obligations	$61,465
Deferred taxes on income	977,000
Long-term debt	341,135
Other liabilities	68,521

Total liabilities of discontinued operations	$1,448,121

     The assets reflect an impairment as a result of the sale of Capital Services.

5. Acquisitions

     On June 15, 2006, we completed the acquisition of substantially all the assets of Advertising Audit Service and PMH Caramanning (collectively “AAS”) for approximately $40 million in cash. AAS offers a variety of web-based tools for the customization of promotional mail and marketing collateral and designs and manages customer and channel performance solutions. The goodwill was assigned to the Marketing Services segment.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

     On April 24, 2006, we completed the acquisition of Ibis Consulting, Inc. (Ibis) for approximately $65 million in cash. Ibis is a leading provider of electronic discovery (eDiscovery) services to law firms and corporate clients. Ibis’ technology and offerings complement those of Compulit, which we acquired last year, and expands our range of solutions and services for the complex litigation support needs of law firms and corporate legal departments. The goodwill was assigned to the Management Services segment.

     On February 8, 2006, we completed the acquisition of Emtex Ltd. (Emtex) for approximately $41 million in cash. Emtex is a software and services company that allows large-volume mailers to simplify document production and centrally manage complex multi-vendor and multi-site print operations. The goodwill was assigned to the Software segment.

     On June 30, 2005, we completed the acquisition of Danka Canada Inc. (Danka), a subsidiary of Danka Business Systems PLC, for approximately $14 million in cash. Danka is a leading provider of office systems services, supplies and equipment in Canada. This acquisition strengthens our Canadian operations by enhancing its geographic coverage and extending its offerings. The goodwill was assigned to the International Mailing segment.

     On May 26, 2005, we completed the acquisition of Imagitas, Inc. (Imagitas) for approximately $231 million in cash, net of unrestricted cash. Imagitas is a marketing services company that specializes in using mail to help companies connect with hard to reach consumers. This acquisition expands our presence in the mailstream and adds to the array of valuable services that we currently deliver to our customers. The goodwill was assigned to the Marketing Services segment.

     On March 24, 2005, we completed the acquisition of Compulit, Inc. (Compulit) for approximately $24 million in cash. Compulit is a leading provider of litigation support services to law firms and corporate clients. This acquisition expands our ability to provide a broader range of high value services to the legal market. The goodwill was assigned to the Management Services segment.

     The following table summarizes selected financial data for the opening balance sheet allocation of these acquisitions:

	AAS	Ibis	Emtex	Danka	Imagitas	Compulit

Purchase price allocation
Current assets	$419	$6,576	$12,454	$11,616	$40,577	$4,462
Other non-current assets	820	3,474	800	6,513	3,267	656
Intangible assets	11,000	20,100	12,300	4,203	59,600	2,797
Goodwill	28,802	38,077	26,465	8,358	195,234	17,541
Current liabilities	(1,041)	(3,227)	(7,217)	(16,690)	(42,600)	(1,130)
Non-current liabilities	-	-	(3,802)	-	(25,216)	-

Purchase price	$40,000	$65,000	$41,000	$14,000	$230,862	$24,326

Intangible assets
Customer relationships	$7,300	$10,750	$4,100	$3,327	$18,300	$2,366
Supplier relationships	-	-	-	-	33,300	-
Mailing software and technology	3,700	8,250	6,150	-	4,000	-
Trademarks and tradenames	-	1,100	2,050	876	4,000	431

Total intangible assets	$11,000	$20,100	$12,300	$4,203	$59,600	$2,797

Intangible assets amortization period
Customer relationships	10 years	10 years	10 years	15 years	5 years	4 years
Supplier relationships	-	-	-	-	9 years	-
Mailing software and technology	5 years	5 years	5 years	-	5 years	-
Trademarks and trade names	-	3 years	5 years	4 years	5 years	5 years

Total weighted average	7 years	7 years	7 years	13 years	8 years	4 years

     Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for AAS, IBIS and Emtex. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition. The amount of tax deductible goodwill added from acquisitions in the six months ended June 30, 2006 and 2005 was $92.1 million and $22.9 million, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

     During the second quarter of 2006, we also completed the acquisition of one of our inserting equipment suppliers. The cost of this acquisition was $15 million. This acquisition did not have a material impact on our financial results.

     On July 31, 2006, we completed the acquisition of Print Inc. for approximately $47 million in cash. Print, Inc. provides printer supplies, service and equipment under long-term managed services contracts.

Consolidated impact of acquisitions

     The condensed consolidated financial statements include the results of operations of the acquired businesses from their respective dates of acquisition. These acquisitions increased our earnings, but including related financing costs, did not materially impact earnings either on an aggregate or per share basis.

     The following unaudited pro forma consolidated revenue has been prepared as if the acquisitions of AAS, Ibis, Emtex, Danka, Imagitas and Compulit had occurred at the beginning of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Total revenue	$1,391,710	$1,355,731	$2,756,918	$2,676,786

     The pro forma earnings results of these acquisitions were not material to net income or earnings per share. The pro forma consolidated results do not purport to be indicative of actual results that would have occurred had the acquisitions been completed on January 1, 2006 and 2005, nor do they purport to be indicative of the results that will be obtained in the future.

6. Earnings per Share

     A reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 2006 and 2005 is as follows:

	2006			2005

		Weighted			Weighted
		Average	Per		Average	Per
	Loss	Shares	Share	Income	Shares	Share

Net (loss) income	$(356,074)	-	-	$134,958	-	-
Less:
Preferred stock dividends	-	-	-	(1)	-	-
Preference stock dividends	(20)	-	-	(23)	-	-

Basic (loss) earnings per share	$(356,094)	221,635	$(1.61)	$134,934	229,438	$0.59

Effect of dilutive securities:
Preferred stock	-	8	-	1	8	-
Preference stock	20	687	-	23	739	-
Stock options	-	1,914	-	-	2,502	-
Other	-	170	-	-	163	-

Diluted (loss) earnings per share	$(356,074)	224,414	$(1.59)	$134,958	232,850	$0.58

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

     A reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2006 and 2005 is as follows:

	2006			2005

		Weighted			Weighted
		Average	Per		Average	Per
	Loss	Shares	Share	Income	Shares	Share

Net (loss) income	$(202,546)	-	-	$280,233	-	-
Less:
Preferred stock dividends	-	-	-	(1)	-	-
Preference stock dividends	(43)	-	-	(47)	-	-

Basic (loss) earnings per share	$(202,589)	223,716	$(0.91)	$280,185	229,779	$1.22

Effect of dilutive securities:
Preferred stock	-	8	-	1	8	-
Preference stock	43	697	-	47	750	-
Stock options	-	2,000	-	-	2,606	-
Other	-	160	-	-	151	-

Diluted (loss) earnings per share	$(202,546)	226,581	$(0.89)	$280,233	233,294	$1.20

     In accordance with SFAS No. 128, “Earnings per Share,” 1.9 million and 1.3 million common stock equivalent shares for the three months ended June 30, 2006 and 2005, respectively, and 1.8 million and 1.2 million common stock equivalent shares for the six months ended June 30, 2006 and 2005, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was anti-dilutive.

7. Segment Information

     During the quarter, we reassessed our organizational structure in light of the sale of the Capital Services business and revised our business segments in accordance with Statement of Financial Accounting Standard (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We conduct our business activities in seven business segments within the Mailstream Solutions and Mailstream Services business groups. As a result of these changes, we have reclassified the prior year amounts for the segment changes. The following details the activities of each segment within the two business groups:

Mailstream Solutions

U.S. Mailing: Includes the U.S. revenue and related expenses from the sale, rental and financing of our mail finishing, mail creation and shipping equipment; supplies, equipment based software, support services and payment solutions.

International Mailing: Includes the non-U.S. revenue and related expenses from the sale, rental and financing of our mail finishing, mail creation and shipping equipment; supplies, equipment based software, support services and payment solutions.

Production Mail: Includes the worldwide sale, service and financing of our high speed, production mail systems, sorting equipment and incoming mail systems.

Software: Includes the worldwide sale and support services of non-equipment based mailing and customer communication software.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Mailstream Services:

Management Services: Includes our facilities management services, secure mail services, reprographic, document management services, litigation support services and eDiscovery services to legal firms.

Mailing Services: Includes our presort mail services and our international mail processing services.

Marketing Services: Includes our direct marketing services for hard to reach customers and our web-tools for the customization of promotional mail and marketing collateral.

Revenue and EBIT by business segment for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005(1)	2006	2005(1)

Revenue:
U.S. Mailing	$567,766	$561,232	$1,142,757	$1,111,883
International Mailing	249,490	228,110	488,998	460,167
Production Mail	133,264	125,529	250,056	244,778
Software	47,640	38,138	89,635	74,055

Mailstream Solutions	998,160	953,009	1,971,446	1,890,883

Management Services	267,548	275,568	535,051	543,473
Mail Services	90,749	81,764	184,847	163,915
Marketing Services	32,753	12,265	59,511	12,265

Mailstream Services	391,050	369,597	779,409	719,653

Total revenue	$1,389,210	$1,322,606	$2,750,855	$2,610,536

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005(1)	2006	2005(1)

EBIT: (2)
U.S. Mailing	$234,104	$224,926	$465,479	$443,773
International Mailing	42,379	44,707	87,722	93,419
Production Mail	15,281	10,003	18,844	10,569
Software	5,207	3,695	9,617	6,563

Mailstream Solutions	296,971	283,331	581,662	554,324

Management Services	21,860	18,004	42,391	31,995
Mail Services	8,970	3,071	20,656	7,347
Marketing Services	3,616	2,266	5,716	2,266

Mailstream Services	34,446	23,341	68,763	41,608

Total EBIT	331,417	306,672	650,425	595,932

Unallocated amounts:
Interest, net	(55,070)	(45,155)	(108,638)	(87,065)
Corporate expense	(50,733)	(49,720)	(97,220)	(94,979)
Charitable contribution	-	-	-	(10,000)
Restructuring charges	(5,041)	(26,402)	(10,638)	(10,562)

Income from continuing operations before
income taxes and minority interest	$220,573	$185,395	$433,929	$393,326

(1)
Adjusted to include the effect of discontinued operations, stock-based compensation expense and to conform with the current period presentation. See Notes 4 and 14, respectively, for additional information.

(2)	EBIT excludes general corporate expenses.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

8. Inventories

     Inventories are composed of the following:

	June 30,	December 31,
	2006	2005

Raw materials and work in process	$106,782	$96,669
Supplies and service parts	76,564	63,441
Finished products	59,879	60,808

Total	$243,225	$220,918

9. Fixed Assets

	June 30,	December 31,
	2006	2005

Property, plant and equipment	$1,745,772	$1,737,908
Accumulated depreciation	(1,124,145)	(1,115,954)

Property, plant and equipment, net	$621,627	$621,954

Rental property and equipment	$1,160,898	$1,840,221
Accumulated depreciation	(679,956)	(818,190)

Rental property and equipment, net	$480,942	$1,022,031

Property leased under capital leases	$7,521	$8,662
Accumulated amortization	(5,125)	(6,051)

Property leased under capital leases, net	$2,396	$2,611

     Depreciation expense was $77.5 million and $73.4 million for the three months ended June 30, 2006 and 2005, respectively. Depreciation expense was $154.8 million and $142.8 million for the six months ended June 30, 2006 and 2005, respectively.

10. Intangible Assets and Goodwill

Intangible assets are composed of the following:

	June 30, 2006		December 31, 2005

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$302,580	$67,643	$273,674	$53,966
Supplier relationships	33,300	4,074	33,300	2,194
Mailing software and technology	130,779	34,016	113,475	30,525
Trademarks and trade names	26,058	12,265	21,841	9,702
Non-compete agreements	4,961	3,854	5,122	3,611

	$497,678	$121,852	$447,412	$99,998

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

     Amortization expense for intangible assets for the three months ended June 30, 2006 and 2005 was $12.1 million and $10 million, respectively. Amortization expense for intangible assets for the six months ended June 30, 2006 and 2005 was $24.1 million and $18 million, respectively. Estimated intangible assets amortization expense for the remainder of 2006 and the next five years is as follows:

Remaining for the year ending 12/31/06	$25,200
For the year ending 12/31/07	$48,900
For the year ending 12/31/08	$47,300
For the year ending 12/31/09	$45,300
For the year ending 12/31/10	$39,200
For the year ending 12/31/11	$32,400

     As a result of the change in our segments discussed further in Notes 2 and 7, we reallocated our goodwill to these new reportable segments. Changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2006 and 2005 are as follows:

	Balance at			Balance at
	January 1,	Acquired during		June 30,
	2006	the period	Other	2006

U.S. Mailing	$80,199	$1,658	$343	$82,200
International Mailing	337,085	-	40,149	377,234
Production Mail	53,656	10,349	(4,420)	59,585
Software	293,467	26,465	(108)	319,824

Mailstream Solutions	764,407	38,472	35,964	838,843

Management Services	435,306	38,077	4,899	478,282
Mail Services	216,840	-	(4,189)	212,651
Marketing Services	195,233	28,802	1	224,036

Mailstream Services	847,379	66,879	711	914,969

Total	$1,611,786	$105,351	$36,675	$1,753,812

     “Other” includes the impact of post closing acquisition and foreign currency translation adjustments.

11. Long-term Debt

     On June 30, 2006, $1.6 billion remained available under the shelf registration statement filed in February 2005 with the Securities and Exchange Commission (SEC), permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

12. Comprehensive Income

     Comprehensive income for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net (loss) income	$(356,074)	$134,958	$(202,546)	$280,233
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	87,266	(1,507)	105,700	(15,829)
Net unrealized (loss) gain on derivative instruments	(2,870)	3,123	(1,096)	3,459

Comprehensive (loss) income	$(271,678)	$136,574	$(97,942)	$267,863

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

13. Restructuring Charges

     We account for one-time benefit arrangements and exit or disposal activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability be recognized when the costs are incurred. We also account for ongoing benefit arrangements under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” which requires that a liability be recognized when the costs are probable and estimable. The fair values of impaired long-lived assets are determined primarily using probability weighted expected cash flows in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.”

     In connection with our previously announced restructuring initiatives, we recorded pre-tax restructuring charges of $5 million and $26.4 million for the three months ended June 30, 2006 and 2005, respectively. Pre-tax restructuring charges were $10.6 million for the six months ended June 30, 2006 and 2005, respectively.

     Pre-tax restructuring charges are composed of:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Severance and benefit costs	$4,615	$24,697	$9,137	$37,779
Asset impairments	-	229	514	980
Other exit costs	426	1,476	987	2,041
Gain on sale of main plant	-	-	-	(30,238)

Total	$5,041	$26,402	$10,638	$10,562

     All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 3,700 employees worldwide from the inception of this plan through June 30, 2006 and expected future workforce reductions of approximately 500 employees. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 68% of the cumulative workforce reductions to date are in the U.S. International workforce reductions are primarily concentrated in Europe and Canada. During the six months ended June 30, 2005, we recorded a pre-tax gain of $30.2 million related to the sale of our main plant manufacturing facility in Connecticut.

     Pre-tax restructuring reserves at June 30, 2006 are composed of the following:

	Balance at				Balance at
	January 1,	Restructuring	Cash	Non-cash	June 30,
	2006	charges	payments	charges	2006

Severance and
benefit costs	$44,635	$9,137	$(25,935)	$-	$27,837
Asset impairments	-	514	-	(514)	-
Other exit costs	5,234	987	(2,002)	-	4,219

	$49,869	$10,638	$(27,937)	$(514)	$32,056

Pre-tax restructuring reserves at December 31, 2005 are composed of the following:

	Balance at				Balance at
	January 1,	Restructuring	Cash	Non-cash	December 31,
	2005	charges	payments	charges	2005

Severance and
benefit costs	$48,404	$70,602	$(74,371)	$-	$44,635
Asset impairments	-	6,938	-	(6,938)	-
Other exit costs	3,059	6,348	(4,173)	-	5,234
Gain on sale of main plant	-	(30,238)	30,238	-	-

	$51,463	$53,650	$(48,306)	$(6,938)	$49,869

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

14. Stock-based Compensation

     Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. We previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123 “Accounting for Stock-Based Compensation.” We elected to adopt the modified retrospective application method as provided by SFAS 123(R), and, accordingly, financial statement amounts for the prior period presented in this Form 10-Q have been adjusted to reflect the fair value method of expensing prescribed by SFAS 123(R). The methodology and application of expensing of stock-based compensation is consistent with that used in the pro forma amounts disclosed in our prior filings.

     The following table shows total stock-based compensation expense included in the condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Cost of equipment sales	$481	$418	$949	$862
Cost of support services	208	180	409	372
Cost of business services	290	252	557	520
Selling, general and administrative	5,877	5,107	11,430	10,534
Research and development	247	214	448	442

Pre-tax stock-based compensation	7,103	6,171	13,793	12,730
Income tax	(2,415)	(2,098)	(4,689)	(4,328)

Stock-based compensation expense, net	$4,688	$4,073	$9,104	$8,402

Basic earnings per share impact	$0.02	$0.02	$0.04	$0.04

Diluted earnings per share impact	$0.02	$0.02	$0.04	$0.04

     At June 30, 2006, $43.9 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of three years. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005, was approximately $2.2 million and $4.5 million, respectively. There were no capitalized stock-based compensation costs at June 30, 2006 and 2005. Proceeds from issuance of stock in our condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 includes $1.3 million and $3.1 million of windfall tax benefits from stock option exercises, respectively.

     We settle employee stock options and restricted stock with treasury shares. Restricted stock units are settled primarily in shares except for the related minimum tax withholding which will be settled in cash.

     In 2006, we modified our new stock-based compensation awards, requiring a minimum requisite service period of one year for retirement eligible employees.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

     The following table details the retroactive application impact of SFAS 123(R) on our previously reported Condensed Consolidated Statements of Income results:

	Three Months Ended June 30, 2005		Six Months ended June 30, 2005

	As previously		As previously
	reported (1)	Adjusted	reported (1)	Adjusted

Income from continuing operations before
income taxes and minority interest	$191,566	$185,395	$406,056	$393,326
Net income	$139,031	$134,958	$288,635	$280,233
Basic earnings per share
from continuing operations	$0.61	$0.59	$1.25	$1.22
Diluted earnings per share from
continuing operations	$0.60	$0.58	$1.24	$1.20

(1) Adjusted to include the effect of discontinued operations.

     The following table details the retroactive application impact of SFAS 123(R) on our previously reported Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30, 2005

	As previously
	reported	Adjusted

Net cash provided by operating activities	$214,109	$209,533
Net cash provided by financing activities	$116,627	$121,203

     The following table details the retroactive application impact of SFAS 123(R) on our previously reported Condensed Consolidated Balance Sheet:

	As of December 31, 2005

	As previously
	reported	Adjusted

Deferred taxes on income	$1,922,258	$1,859,950
Total liabilities	$9,009,441	$8,947,133
Capital in excess of par value	$-	$222,908
Retained earnings	$4,485,051	$4,324,451
Total stockholders’ equity	$1,301,941	$1,364,249

Incentive Awards

     Long-term incentive awards are provided to employees under the terms of our plans. The Executive Compensation Committee of the Board of Directors administers these plans. Awards granted under these plans may include stock options, restricted stock (units), other stock based awards, cash or any combination thereof.

     Effective in 2006, we changed the components of our long-term incentive compensation structure. This change will increase the amount of restricted stock units and cash incentive awards issued to employees and will reduce the number of stock options granted.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Stock Options

     Under our stock plan, certain officers and employees are granted options at prices equal to the market value of our common shares at the date of grant. Options granted in 2004 and prior thereto generally become exercisable in three equal installments during the first three years following their grant and expire after ten years. Options granted in 2005 and thereafter generally become exercisable in four equal installments during the first four years following their grant and expire ten years from the date of grant. At June 30, 2006, there were 10,008,641 options available for future grants under this plan.

     The following table summarizes information about stock option transactions:

		Per share weighted
	Shares	average exercise price

Options outstanding at December 31, 2005	22,037,808	$41
Granted	1,967,079	$43
Exercised	(1,101,328)	$32
Canceled	(729,384)	$45
Forfeited	(153,241)	$45

Options outstanding at June 30, 2006	22,020,934	$42

Options exercisable at June 30, 2006	16,846,756	$41

      The weighted-average remaining contractual life of the options outstanding and exercisable at June 30, 2006 was 6.8 years and 5.9 years, respectively. The intrinsic value of the options outstanding and exercisable at June 30, 2006 was $82.6 million and $80.9 million, respectively.

     Beginning in 1997, certain employees eligible for performance-based compensation may defer up to 100% of their annual awards, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan. Participants may allocate deferred compensation among specified investment choices. Previously the investment choices offered included stock options under the U.S. stock option plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years from the date of grant. There were 277,297 options outstanding under this plan at June 30, 2006, which are included in outstanding options under the U.S. stock option plan. Beginning with the 2004 plan year, options were not offered as an investment choice and therefore there were no options granted in 2004 and thereafter.

     We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SEC Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123(R)). Key input assumptions used to estimate the fair value of stock options include the volatility of our stock, the risk-free interest rate and our dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of our stock option grants. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value we made under SFAS 123(R).

     The fair value of stock options granted during the six months ended June 30, 2006 and 2005 and related assumptions were as follows:

	Six months ended June 30,

	2006	2005

Expected dividend yield	2.9%	2.8%
Expected stock price volatility (1)	17.6%	18.5%
Risk-free interest rate (2)	4.6%	3.5%
Expected life – years (3)	5	5
Weighted-average fair value per option granted	$7.13	$7.29

1 – Our estimates of expected stock price volatility are based on historical price changes of our stock.

2 – The risk-free interest rate is based on U.S. Treasuries with a term equal to the expected option term.

3 – The expected life is based on historical experience.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Restricted Stock and Restricted Stock Units

     Our stock plan permits the issuance of restricted stock and restricted stock units. Restricted stock (units) are stock awards that are granted to employees and entitle the holder to shares of common stock as the award vests, typically over a four year period. The fair value of the awards is determined on the grant date based on our stock price at that date. Restricted stock awards are subject to one or more restrictions, which may include continued employment over a specified period or the attainment of specified financial performance goals. Where a restricted stock award is subject to both tenure and attainment of financial performance goals, the restrictions would be released, in total or in part, only if the executive is still employed by us at the end of the performance period and if the performance objectives are achieved. Where the sole restriction of a restricted stock award is continued employment over a specified period, such period may not be less than three years. The compensation expense for each award is recognized over the performance period.

     The following table summarizes information about restricted stock (units) transactions:

		Weighted average
	Shares / Units	grant date fair value

Restricted stock / units outstanding at December 31, 2005	208,350	$38
Granted	253,759	$43
Vested	(12,825)	$43
Forfeited	(3,267)	$43

Restricted stock / units outstanding at June 30, 2006	446,017	$40

Employee Stock Purchase Plans

     The U.S. Employee Stock Purchase Plan enables substantially all U.S. and Canadian employees to purchase shares of our common stock at a discounted offering price and is considered a compensatory plan in accordance with SFAS 123(R). In 2006, the offering price was 85% of the average price of our common stock on the New York Stock Exchange on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. The U.K.S.A.Y.E. Plan also enables eligible employees of our participating U.K. subsidiaries to purchase shares of our stock at a discounted offering price which, in 2005, was 90% of the average closing price of our common stock on the New York Stock Exchange for the three business days preceding the offering date. We may grant rights to purchase up to 7,073,684 common shares to our regular employees under the U.S. and U.K. Plans. Compensation expense relating to the U.S. Plan is recognized over a twelve month participation period. Compensation expense for the U.K. Plan is recognized over participation periods of three or five years.

Directors’ Stock Plan

     Under this plan, each non-employee director is granted 1,400 shares of restricted common stock annually. Shares granted at no cost to the directors were 14,000 in 2006 and 13,563 in 2005. Compensation expense, net of taxes, was $0.4 million for each of the quarters ended June 30, 2006, and 2005. The shares carry full voting and dividend rights but, except as provided herein, may not be transferred or alienated until the later of (1) termination of service as a director, or, if earlier, the date of a change of control, or (2) the expiration of the six-month period following the grant of such shares. If a director terminates service as a director prior to the expiration of the six-month period following a grant of restricted stock, that award will be forfeited. The Directors’ Stock Plan permits certain limited dispositions of restricted common stock to family members, family trusts or partnerships, as well as donations to charity after the expiration of the six-month holding period, provided the director retains a minimum of 7,500 shares of restricted common stock.

     Beginning in 1997, non-employee directors may defer up to 100% of their eligible compensation, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan for directors. Participants may allocate deferred compensation among specified investment choices. Previously the investment choices offered included stock options under the Directors’ Stock Plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years. There were 45,130 and 49,255 options outstanding under this plan at June 30, 2006, and 2005, respectively. Beginning with the 2004 plan year, options were not offered as an investment choice and therefore there were no options granted in 2004 and thereafter.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

15. Pensions and Other Benefit Programs

Defined Benefit Pension Plans

     The components of net periodic benefit cost for defined benefit pension plans for the three months ended June 30, 2006 and 2005 are as follows:

	United States		Foreign

	Three Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

Service cost	$7,060	$8,536	$2,723	$2,536
Interest cost	24,467	22,845	5,551	5,346
Expected return on plan assets	(33,366)	(32,090)	(7,730)	(6,771)
Amortization of transition cost	-	-	(164)	(146)
Amortization of prior service cost	(570)	(723)	152	142
Amortization of net loss	9,290	6,157	2,797	2,642

Net periodic benefit cost	$6,881	$4,725	$3,329	$3,749

     The components of net periodic benefit cost for defined benefit pension plans for the six months ended June 30, 2006 and 2005 are as follows:

	United States		Foreign

	Six Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Service cost	$14,931	$17,072	$5,387	$5,150
Interest cost	47,984	45,690	10,981	10,789
Expected return on plan assets	(65,866)	(64,180)	(15,294)	(13,592)
Amortization of transition cost	-	-	(326)	(292)
Amortization of prior service cost	(1,118)	(1,446)	302	283
Amortization of net loss	17,081	12,314	5,365	5,271

Net periodic benefit cost	$13,012	$9,450	$6,415	$7,609

     We previously disclosed in our consolidated financial statements for the year ended December 31, 2005 that we expect to contribute up to $7 million and up to $15 million, respectively, to our U.S. and foreign pension plans during 2006. At June 30, 2006, $4.1 million and $5.5 million of contributions have been made to the U.S. and foreign pension plans, respectively.

Nonpension Postretirement Benefit Plans

     The components of net periodic benefit cost for nonpension postretirement benefit plans for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Service cost	$872	$789	$1,774	$1,670
Interest cost	3,517	3,200	7,176	7,511
Amortization of prior service cost	(454)	(478)	(929)	(1,011)
Amortization of net loss	886	304	1,795	1,512

Net periodic benefit cost	$4,821	$3,815	$9,816	$9,682

     For the three months ended June 30, 2006 and 2005, we made $8.3 million and $11.8 million of contributions representing benefit payments, respectively. Contributions for benefit payments were $17.3 million and $20.3 million for the six months ended June 30, 2006 and 2005, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

16. Income Taxes

     The effective tax rate for the three months ended June 30, 2006 and 2005 was 43.6% and 33.2% respectively. The effective tax rate for the six months ended June 30, 2006 and 2005 was 39.1% and 33.6%, respectively. The difference in rates for both periods is primarily due to an additional charge for $20 million in the second quarter of 2006 related to the IRS settlement discussed below.

     In May 2006, we reached a tentative settlement with the IRS governing all outstanding tax audit issues in dispute for tax years through 2000. These disputed items related primarily to the tax treatment of corporate owned life insurance (COLI) and related interest expense, the tax effect of the sale of certain preferred share holdings and the tax treatment of certain lease transactions. We are currently in discussions with the IRS to come to an agreement on all aspects of the settlement, document the settlement in writing and complete the associated tax calculations. As a result of this tentative settlement with the IRS, we recorded $61 million of additional tax expense of which $41 million relates to the Capital Services business and is included in discontinued operations in the current period and $20 million which is included in continuing operations in the current period. These amounts are our best estimate of the impact of the tentative settlement on our results of operations. While the accrual currently reflects our best estimate, ongoing negotiations and final settlement with the IRS could result in a revision to the estimate. As a result of the tentative IRS settlement and the sales of the Imagistics and Capital Services businesses, we anticipate we will pay approximately $1.1 billion of additional tax, net of $330 million of IRS tax bonds previously posted. Over the next six months, these payments will be funded with proceeds previously received from the sale of Imagistics and Capital Services and the advance against the cash surrender value of our COLI assets.

     We also accrued in discontinued operations an additional tax expense of $16.2 million in the second quarter of 2006 to record the impact of the recently-enacted Tax Increase Prevention and Reconciliation Act (“TIPRA”). The TIPRA legislation repealed the exclusion from federal income taxation of a portion of the income generated from certain leveraged leases of aircraft by foreign sales corporations. See Note 4 for further discussion of the discontinued operations.

     We have accrued our best estimate of the probable tax, interest and penalties that we believe is appropriate given the likelihood of tax adjustments in all open tax years. However, the resolution of such matters could have a material affect on our results of operations, financial position and cash flow.

17. Guarantees

     Prior to the sale of the Capital Services business, from time to time we have sold net finance receivables and in selective cases entered into guarantee contracts with varying amounts of recourse in privately placed transactions with unrelated third-party investors. As part of the sale of the Capital Services business, we indemnified the buyer for certain of these guarantees by posting letters of credit totaling $21.3 million at the date of sale. In accordance with GAAP, we have not recorded these amounts as liabilities in our condensed consolidated balance sheets. Our maximum risk of loss related to these letters of cedit arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value and supported by the creditworthiness of the customer.

     We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our best estimate of probable liability for product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, our product warranty liability at June 30, 2006 and December 31, 2005, respectively, was not material.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The following analysis of our financial condition and results of operations should be read in conjunction with Pitney Bowes’ Condensed Consolidated Financial Statements contained in this report and in Pitney Bowes’ Form 10-K for the year ended December 31, 2005.

     As a result of the sale of our Imagistics lease portfolio and Capital Services external financing business, the results of operations reflect these businesses as discontinued operations for all periods presented.

Overview

     We are pleased with the recently completed sale of the Capital Services business. Our performance this quarter was driven by our expanded presence in the mailstream most notably in mail services, marketing services, supplies and software. We also had good improvement in our earnings before interest and tax margin.

     For the second quarter, revenue increased 5% driven by financing, supplies, software, business services, ongoing demand for our digital mailing and production mail equipment. Of this increase, 1.9% was attributable to acquisitions. Revenue was negatively affected by foreign currency translation, which lowered revenue growth by 0.4%.

     Net loss for the quarter was $356 million or $1.59 per diluted share as compared with $0.58 earnings per diluted share in the second quarter of 2005. The loss reported during the second quarter is attributed to the loss on the sale of our Capital Services business which is reported in discontinued operations. Income from continuing operations for the quarter was $0.54 cents per diluted share compared with $0.52 cents in the prior year. Diluted earnings per share for the second quarter of 2006 included a $0.09 cent charge related to the additional tax reserves as a result of the tentative IRS settlement (see Note 16 in the condensed consolidated financial statements), and a $0.01 restructuring charge. As a result of our revenue growth and an improved ratio of earnings before interest and taxes to revenue, we were able to grow our earnings despite increases in interest rates.

     See Results of Operations – Second Quarter of 2006 compared to Second Quarter of 2005 for a more detailed discussion of our results of operations.

Outlook

     We anticipate that we will experience continued strength in our financial results in the second half of 2006. However, we expect that we will continue to experience a changing mix in our revenue, where a greater percentage will come from diversified revenue streams associated with fully featured smaller systems and less from larger system sales. We expect to continue our market expansion in mailstream solutions and services and derive further synergies from our recent acquisitions.

     As we have previously stated, we will continue to record additional restructuring charges in 2006 related primarily to the completion of programs initiated in 2005. We will remain focused on disciplined expense control initiatives and will continue to allocate capital to optimize our returns.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Second Quarter of 2006 compared to Second Quarter of 2005

Business segment results

     The following table shows revenue and earnings before interest and taxes (EBIT) by segment for the three months ended June 30, 2006 and 2005. Prior year results have been adjusted for SFAS 123(R) and for changes made to our reporting segments in the second quarter of 2006.

(Dollars in thousands)	Revenue			EBIT (1)

	Three months ended June 30,			Three months ended June 30,

	2006	2005	% change	2006	2005	% change

U.S. Mailing	$567,766	$561,232	1%	$234,104	$224,926	4%
International Mailing	249,490	228,110	9%	42,379	44,707	(5)%
Production Mail	133,264	125,529	6%	15,281	10,003	53%
Software	47,640	38,138	25%	5,207	3,695	41%

Mailstream Solutions	998,160	953,009	5%	296,971	283,331	5%

Management Services	267,548	275,568	(3)%	21,860	18,004	21%
Mail Services	90,749	81,764	11%	8,970	3,071	192%
Marketing Services	32,753	12,265	167%	3,616	2,266	60%

Mailstream Services	391,050	369,597	6%	34,446	23,341	48%

Total	$1,389,210	$1,322,606	5%	$331,417	$306,672	8%

(1) See reconciliation of segment amounts to Income from Continuing Operations before Income Taxes and Minority Interest in Note 7 to the condensed consolidated financial statements.

     During the second quarter of 2006, Mailstream Solutions revenue increased 5% and EBIT increased 5% compared with the prior year. U.S. Mailing’s revenue grew by 1% due to growth in supplies and payment solutions as our meter base continues to transition to new digital technology. However, revenue continued to be adversely affected by the ongoing changing mix to more fully featured smaller systems. US Mailing’s EBIT increased 4% as a result of benefits from our transformation programs. International Mailing revenue grew by 9% driven by growth in Europe. International Mailing EBIT decreased by 5% due to continued transitional expenses related to the consolidation and outsourcing of our European and Canadian administrative functions. Worldwide revenue for Production Mail grew by 6% and EBIT increased 53%. In the U.S., revenue growth was favorably affected by strong placements of inserting systems and by placements of our advanced, high-speed Infinity metering system. The strong U.S. results more than offset the weak revenue performance outside the U.S. Software’s revenue grew by 25% to $47.6 million due to strong demand for our software products. The acquisition of Emtex in the first quarter also accounted for 11% of this growth.

     During the second quarter of 2006, Mailstream Services revenue grew 6% and EBIT grew 48% compared with the prior year. Our Management Services operation reported a revenue decrease of 3% but EBIT growth of 21%, reflecting our continued strategy to exit unprofitable accounts and focus on offering higher value services and reducing administrative costs. Mail Services revenue grew 11% due to continued growth in presort and international mail services. Mail Services EBIT grew by 192% to $9 million as a result of the ongoing successful integration of acquired sites and increased operating efficiencies. Marketing Services revenue grew 167% to $32.8 million. The acquisitions of Imagitas in the second quarter of 2005 and AAS in the second quarter of 2006 accounted for 123% of this growth. Marketing Services EBIT margin grew 60% to $3.6 million and was adversely affected by continued investments for growth initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue by source

     The following table shows revenue by source for the three months ended June 30, 2006 and 2005:

(Dollars in thousands)	Three Months Ended June 30,

	2006	2005	% change

Equipment sales	$319,635	$297,815	7%
Supplies	82,873	72,850	14%
Software	47,640	38,138	25%
Rentals	197,226	205,494	(4)%
Financing	174,447	164,699	6%
Support services	176,339	174,013	1%
Business services	391,050	369,597	6%

Total revenue	$1,389,210	$1,322,606	5%

     Equipment sales revenue increased by 7% over the prior year period due to growth in sales of networked digital mailing systems and higher placements of our inserting equipment.

     Supplies revenue increased by 14% due to the meter base continuing to transition to digital technology and due to price increases.

     Software revenue increased by 25% due to strong demand for our software products and the acquisition of Emtex in the first quarter.

     Rentals revenue was negatively affected by the continued downsizing by customers to smaller machines.

     Financing revenue increased by 6% primarily due to growth in our worldwide equipment leasing volumes and higher revenue from payment solutions.

     Support services revenue remained relatively flat over the prior year as a result of a downsizing to smaller machines.

     Business services revenue increased by 6% primarily due to higher revenue in mail and marketing services. This more than offset the decline in management services revenue, which was adversely affected by the exit from less profitable contracts and lower revenue in Europe.

Costs and expenses

(Dollars in thousands)	Three Months Ended June 30,

	2006	2005

Cost of equipment sales	$159,780	$151,276
Cost of supplies	$19,796	$17,678
Cost of software	$11,103	$7,958
Cost of rentals	$42,300	$43,969
Cost of support services	$98,453	$97,972
Cost of business services	$303,583	$299,549
Selling, general and administrative	$432,531	$406,744
Research and development	$40,980	$40,508

     Cost of equipment sales as a percentage of revenue decreased to 50.0% in the second quarter of 2006 compared with 50.8% in the prior year, primarily due to benefits derived from our transition to outsourcing parts for digital equipment.

     Cost of supplies as a percentage of revenue decreased slightly to 23.9% in the second quarter of 2006 compared with 24.3% in the prior year.

     Cost of software increased to 23.3% of revenue in the second quarter of 2006 compared to 20.9% in the prior year, due primarily to the effect of recent acquisitions and to lower maintenance revenue during the quarter.

     Cost of rentals as a percentage of revenue remained flat at 21.4% for both the second quarter of 2006 and 2005, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cost of support services decreased to 55.8% of revenue in the second quarter of 2006 compared with 56.3% in the prior year, primarily due to benefits from our transformation programs.

     Cost of business services decreased to 77.6% of business services revenue in the second quarter of 2006 compared with 81.1% in the second quarter of 2005, primarily due to our ongoing focus on cost containment and efficiency in our management services operations, and the improved integration of new sites in our mail services operations.

     Selling, general and administrative expenses increased to 31.1% of total revenue in the second quarter of 2006 compared with 30.8% in the prior year, due primarily to transition expenses related to the consolidation and outsourcing of European and Canadian administrative functions, which offset benefits from our transformation programs.

     Research and development expenses increased 1.2% in the second quarter of 2006 compared with the prior year. Our investment in research and development reflects our continued focus on developing new technologies and enhancing features for all our products.

Restructuring

     The pre-tax restructuring charges are composed of:

(Dollars in Thousands)	Three Months Ended June 30,

	2006	2005

Severance and benefit costs	$4,615	$24,697
Asset impairments	-	229
Other exit costs	426	1,476

Total restructuring charges	$5,041	$26,402

     In connection with our previously announced restructuring initiatives, we recorded a pre-tax restructuring charge of $5.0 million and $26.4 million for the three months ended June 30, 2006 and 2005, respectively.

     All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 3,700 employees worldwide from the inception of this plan through June 30, 2006 and expected future workforce reductions of approximately 500 employees. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 68% of the cumulative workforce reductions to date are in the U.S. International workforce reductions are primarily concentrated in Europe and Canada. During the six months ended June 30, 2005, we recorded a pre-tax gain of $30.2 million related to the sale of our main plant manufacturing facility in Connecticut.

     Pre-tax restructuring reserves at June 30, 2006 are composed of the following:

     (Dollars in Thousands)

	Balance at				Balance at
	January 1,	Restructuring	Cash	Non-cash	June 30,
	2006	charges	payments	charges	2006

Severance and
indirect benefit costs	$44,635	$9,137	$(25,935)	$-	$27,837
Asset impairments	-	514	-	(514)	-
Other exit costs	5,234	987	(2,002)	-	4,219

	$49,869	$10,638	$(27,937)	$(514)	$32,056

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pre-tax restructuring reserves at December 31, 2005 are composed of the following:

(Dollars in Thousands)	Balance at				Balance at
	January 1,	Restructuring	Cash	Non-cash	December 31,
	2005	charges	payments	charges	2005

Severance and
benefit costs	$48,404	$70,602	$(74,371)	$-	$44,635
Asset impairments	-	6,938	-	(6,938)	-
Other exit costs	3,059	6,348	(4,173)	-	5,234
Gain on sale of main plant	-	(30,238)	30,238	-	-

	$51,463	$53,650	$(48,306)	$(6,938)	$49,869

     We expect these restructuring initiatives to be substantially completed by the end of 2006 and currently estimate 2006 pre-tax restructuring charges to be in the range of $25 million to $35 million. As we continue to finalize our 2006 restructuring plans, the ultimate amount and timing of the restructuring charges may differ from our current estimates. The charges related to these restructuring initiatives will be recorded as the various initiatives take effect. The majority of the cash outflows related to restructuring charges will be funded primarily by cash from operating activities. The restructuring initiatives are expected to continue to increase our operating efficiency and effectiveness in 2006 and beyond while enhancing growth, primarily as a result of reduced personnel-related expenses.

Net interest expense

      Interest expense for the three months ended June 30, 2006 and 2005:

(Dollars in thousands)	Three Months Ended June 30,

	2006	2005	% change

Interest expense, net	$55,070	$45,155	22.0%

     Net interest expense increased by $9.9 million or 22% in the second quarter of 2006 compared with the prior year primarily due to higher average interest rates during the quarter.

Income Taxes

     The effective tax rate for the second quarter of 2006 was 43.6% compared with 33.2% in the prior year. The effective tax rate for the second quarter of 2006 included an additional reserve for $20 million related to the tentative IRS settlement discussed in Note 16 to the condensed consolidated financial statements.

Minority Interest

     The following table details minority interest for the three months ended June 30, 2006 and 2005:

(Dollars in thousands)	Three Months Ended June 30,

	2006	2005	% change

Minority interest	$3,244	$2,521	28.7%

     Minority interest includes dividends paid to preferred stockholders in a subsidiary. Minority interest increased by $0.7 million or 28.7% in the second quarter of 2006 compared with the prior year due to an increase in the weighted average dividend rate which is set at auction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

     The following table details the components of discontinued operations for the three months ended June 30, 2006 and 2005:

(Dollars in Thousands)	Three Months Ended June 30,

	2006	2005

Revenue	$34,523	$37,568
Pretax income	$17,940	$20,807

Net income	$10,447	$13,718
Gain on sale of Imagistics, net of $7,443 tax	11,641	-
FSC tax law change	(16,209)	-
Additional tax on IRS settlement	(41,000)	-
Loss on sale of Capital Services, net of $282,722 tax benefit	(442,205)	-

Total discontinued operations, net of tax	$(477,326)	$13,718

     Net income from discontinued operations decreased by $3.3 million or 23.8% in the second quarter of 2006 compared with the prior year primarily due to the run-off of the portfolio. We realized tax benefits of approximately $20 million from the sale of Capital Services, which will be included in discontinued operations for the third quarter of 2006. See Note 4 in the condensed consolidated financial statements for further discussion and details of the discontinued operations.

Results of Operations – Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

Revenue by source

     The following table shows revenue by source for the six months ended June 30, 2006 and 2005:

(Dollars in thousands)	Six Months Ended June 30,

	2006	2005	% change

Equipment sales	$622,392	$588,577	6%
Supplies	165,684	149,632	11%
Software	89,635	74,055	21%
Rentals	394,038	407,135	(3)%
Financing	352,592	325,524	8%
Support services	347,105	345,960	-
Business services	779,409	719,653	8%

Total revenue	$2,750,855	$2,610,536	5%

     Equipment sales revenue increased by 6% over the prior year period due to growth in sales of networked digital mailing systems and higher placements of our inserting equipment.

     Supplies revenue increased by 11% as the meter base continues to transition to digital technology.

     Software revenue increased by 21% due to growth in software license sales and the acquisition of Emtex in the first quarter.

     Rentals revenue was negatively affected by the continued downsizing by customers to smaller machines.

     Financing revenue increased by 8% primarily due to growth in our worldwide equipment leasing volumes and higher revenue from payment solutions.

     Support services revenue remained flat compared with the prior year period as a result of a downsizing to smaller machines.

     Business services revenue increased by 8% primarily due to higher revenue in mail and marketing services. This more than offset the decline in management services revenue, which was adversely affected by the exit from less profitable contracts and lower revenue in Europe.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs and expenses

(Dollars in thousands)	Six Months Ended June 30,

	2006	2005

Cost of equipment sales	$312,760	$297,353
Cost of supplies	$40,404	$36,267
Cost of software	$21,282	$16,527
Cost of rentals	$85,839	$86,286
Cost of support services	$194,749	$193,324
Cost of business services	$609,907	$588,659
Selling, general and administrative	$850,193	$808,881
Research and development	$82,516	$82,286

     Cost of equipment sales as a percentage of revenue decreased to 50.3% in the first six months of 2006 compared with 50.5% in the prior year, primarily due to benefits derived from our transition to outsourcing parts for digital equipment.

     Cost of supplies as a percentage of revenue increased slightly to 24.4% in the first six months of 2006 compared with 24.2% in the prior year.

     Cost of software increased to 23.7% of revenue in the first six months of 2006 compared to 22.3% in the prior year, due primarily to the effect of recent acquisitions and to lower maintenance revenue during the period.

     Cost of rentals as a percentage of revenue increased to 21.8% in the first six months of 2006 compared with 21.2% in the prior year, primarily due to higher depreciation costs from new placements of meters.

     Cost of support services increased to 56.1% of revenue in the first six months of 2006 compared with 55.9% in the prior year, primarily due to an increase in the mix of lower margin production mail and international support services revenue which more than offset the benefits from our transformation programs.

     Cost of business services decreased to 78.3% of business services revenue in the first six months of 2006 compared with 81.8% in the prior year, primarily due to our ongoing focus on cost containment and efficiency in our management services operations, and the improved integration of new sites in our mail services operations.

     Selling, general and administrative expenses decreased slightly to 30.9% of total revenue in the first six months of 2006 compared with 31% in the prior year.

     Research and development expenses remained flat in the first six months of 2006 compared with the prior year.

Restructuring

     Pre-tax restructuring charges are composed of:

(Dollars in Thousands)	Six Months Ended June 30,

	2006	2005

Severance and benefit costs	$9,137	$37,779
Asset impairments	514	980
Other exit costs	987	2,041
Gain on sale of main plant	-	(30,238)

Total restructuring charges	$10,638	$10,562

     In connection with our previously announced restructuring initiatives, we recorded a pre-tax restructuring charge of $10.6 million in each of the six months ended June 30, 2006 and 2005, respectively.

     See Note 13 to the condensed consolidated financial statements for further details of our restructuring charges.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest expense

      The following table shows net interest expense for the six months ended June 30, 2006 and 2005:

(Dollars in thousands)	Six Months Ended June 30,

	2006	2005	% change

Interest expense, net	$108,638	$87,065	24.8%

     Net interest expense increased by $21.6 million or 24.8% in the first six months of 2006 compared with the prior year primarily due to higher average interest rates and average borrowings.

Income Taxes

     The effective tax rate for the first six months of 2006 was 39.1% compared with 33.6% in the prior year. The effective tax rate for the first six months of 2006 included an additional charge of $20 million related to the tentative IRS settlement discussed in Note 16 to the condensed consolidated financial statements.

Minority Interest

     The following table details minority interest for the six months ended June 30, 2006 and 2005:

(Dollars in thousands)	Six Months Ended June 30,

	2006	2005	% change

Minority interest	$6,161	$4,504	36.8%

     Minority interest includes dividends paid to preferred stockholders in a subsidiary. Minority interest increased by $1.7 million or 36.8% in the first six months of 2006 compared with the prior year due to an increase in the weighted average dividend rate which is set at auction.

Discontinued Operations

     The following table details the components of discontinued operations for the six months ended June 30, 2006 and 2005:

(Dollars in thousands)	Six Months Ended June 30,

	2006	2005

Revenue	$76,981	$67,426
Pretax income	$39,950	$36,069

Net income	$27,116	$23,631
Gain on sale of Imagistics, net of $7,443 tax	11,641	-
FSC tax law change	(16,209)	-
Additional tax on IRS settlement	(41,000)	-
Loss on sale of Capital Services, net of $282,722 tax benefit	(442,205)	-

Total discontinued operations, net of tax	$(460,657)	$23,631

     Net income from discontinued operations increased by $3.5 million or 15% in the first six months of 2006 compared with the prior year primarily due to the sale of assets in the first six months of 2006. See Note 4 in the condensed consolidated financial statements for further discussion and details of the discontinued operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Our primary sources of liquidity and capital resources include cash flows from operating activities. Additionally, we have substantial borrowing capability through our commercial paper program, long-term capital markets and revolving credit line agreements. The primary factors that affect our liquidity position, other than operating results associated with current sales activity, include the following: growth and expansion requirements; customer financing assistance; federal income tax payments; interest and dividend payments; our stock repurchase program; internal investments; and potential acquisitions and divestitures.

Cash Flow Summary

     The change in cash and cash equivalents is as follows:

(Dollars in thousands)	Six Months Ended June 30,

	2006	2005

Cash provided by operating activities	$432,475	$209,533
Cash provided by (used in) investing	126,199	(369,420)
Cash (used in) provided by financing activities	(583,062)	121,203
Effect of exchange rate changes on cash	2,548	(649)

Decrease in cash and cash equivalents	$(21,840)	$(39,333)

     The increase in cash provided by operating activities in the six months ended June 30, 2006 compared with the six months ended June 30, 2005 is primarily due to a $200 million tax bond posted with the IRS in the prior period. Cash provided by discontinued operations included in operating activities was approximately $1 million and $44 million in the six months ended June 30, 2006 and 2005, respectively.

     The increase in cash provided by investing activities in the six months ended June 30, 2006 compared with the six months ended June 30, 2005 is primarily due to net proceeds of $282 million received from the sale of our Imagistics lease portfolio and an advance of $138 million against the cash surrender value of our COLI policies.

     The increase in cash used for financing activities in the six months ended June 30, 2006 compared with the six months ended June 30, 2005 is primarily due to the repayment of debt and higher stock repurchases in 2006.

Capital Expenditures

     During the first six months of 2006, capital expenditures included $65.4 million in net additions to property, plant and equipment and $97 million in net additions to rental equipment and related inventories compared with $69 million and $78.7 million, respectively, in the same period in 2005. The addition of rental equipment relates primarily to postage meters and increased over the prior year due to higher placements of our digital meters during the six months ended June 30, 2006.

     We expect capital expenditures for the full year of 2006 to be approximately the same as the prior year. These investments will also be affected by the timing of our customers’ transition to digital meters.

Financings and Capitalization

     We have a commercial paper program that provides short-term liquidity. Commercial paper remains a significant liquidity source. As of June 30, 2006, we have $704.6 million of outstanding commercial paper issuances. We have unused credit facilities of $3.1 billion of which $1.5 billion supports commercial paper issuances.

     In addition to our borrowing capability under the unused credit facilities described above, we have $1.6 billion remaining available under the shelf registration statement filed in February 2005 with the SEC, permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

     In May 2006, we took a cash advance totaling $138 million against the cash surrender value in certain COLI policies. This advance is reflected as a reduction to our COLI investment in Other Assets in the Condensed Consolidated Balance Sheet.

     We antcipate that the net proceeds from the sale of the Imagistics lease portfolio, the sale of our Capital Services external financing business and the proceeds from the COLI advance will be used to pay approximately $1.1 billion of tax obligations resulting from the dispositions and our tentative tax settlement with the IRS over the next six months.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We believe our financing needs in the short and long term can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and our existing commercial paper program.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment.” SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the condensed consolidated financial statements. SFAS No. 123(R) requires compensation cost to be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Prior to our adoption of SFAS No. 123(R), we used the nominal vesting period approach to determine the pro forma stock-based compensation expense for all awards. SFAS No. 123(R) also requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. We adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified retrospective application. See Note 14 for further disclosures related to our stock-based compensation.

     In June 2005, the FASB issued FASB Staff Position (FSP) No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). The adoption of this FSP did not have a material effect on our financial position, results of operations or cash flows for those European Union (EU) countries that enacted the Directive into country-specific laws. We are currently evaluating the impact of applying this FSP in the remaining countries in future periods and do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

     In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation will be adopted by us on January 1, 2007. We are currently evaluating the impact of adopting FIN 48; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

     In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. This staff position will be adopted by us on January 1, 2007. We are currently evaluating the impact of adopting this FSP; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

Regulatory Matters

     There have been no significant changes to the regulatory matters disclosed in our 2005 Annual Report on Form 10-K.

Other Regulatory Matters

     In May 2006, we reached a tentative settlement with the IRS governing all outstanding tax audit issues in dispute for tax years through 2000. These disputed items related primarily to the tax treatment of corporate owned life insurance (COLI) and related interest expense, the tax effect of the sale of certain preferred share holdings and the tax treatment of certain lease transactions. We are currently in discussions with the IRS to come to agreement, document the settlement in writing and complete the associated tax calculations. As a result of this tentative settlement with the IRS, we recorded $61 million of additional tax expense of which $41 million relates to the Capital Services business and was included in discontinued operations in the current period and $20 million which is included in continuing operations in the current period. These amounts are our best estimate of the impact of the tentative settlement on our results of operations. While the accrual currently reflects our best estimate, ongoing negotiations and final settlement with the IRS could result in a revision to the estimate. As a result of the tentative IRS settlement and the sales of the Imagistics and Capital Services businesses, we anticipate we will pay approximately $1.1 billion of additional tax, net of $330 million of IRS tax bonds previously posted.

     We have accrued our best estimate of the probable tax, interest and penalties that we believe is appropriate given the likelihood of tax adjustments in all open tax years. However, the resolution of such matters could have a material effect on our results of operations, financial position and cash flow.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q, other reports or press releases or made by our management involve risks and uncertainties which may change based on various important factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are those which talk about our or management’s current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include:

  changes in international or national political conditions, including any terrorist attacks negative developments in economic conditions, including adverse impacts on customer demand changes in postal regulations
  timely development and acceptance of new products
  success in gaining product approval in new markets where regulatory approval is required successful entry into new markets
  mailers’ utilization of alternative means of communication or competitors’ products our success at managing customer credit risk
  our success at managing costs associated with its strategy of outsourcing functions and operations not central to its business changes in interest rates
  foreign currency fluctuations
  cost, timing and execution of the restructuring plan including any potential asset impairments regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions interrupted use of key information systems
  changes in privacy laws
  intellectual property infringement claims
  impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents third-party suppliers’ ability to provide product components negative income tax adjustments for prior audit years and changes in tax laws or regulations changes in pension and retiree medical costs
  acts of nature

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

     Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2006. In addition, no change in internal control over financial reporting occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

     This item updates the legal proceedings more fully described in our 2005 Annual Report on Form 10-K, dated March 13, 2006 and as updated in our first quarter Form 10-Q dated May 4, 2006. In ..Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002), the Court has now rescheduled the tentative trial date for October 30, 2006.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

     We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market. We have not repurchased or acquired any other shares of our common stock during 2006 in any other manner.

     In September 2005, our Board of Directors authorized $300 million for repurchases of outstanding shares of our common stock in the open market during the subsequent 12 to 24 months of which $241.2 million remained for future purchases at December 31, 2005. We repurchased 5.7 million shares during the six months ended June 30, 2006 under this program for a total price of $241.2 million. There are no further funds available under this authorization for the repurchase of outstanding shares.

     In March 2006, our Board of Directors authorized the repurchase of up to an additional $300 million of our common stock in the open market during the subsequent 12 to 24 months. We repurchased 1.2 million shares during the three months ended June 30, 2006 under this program for a total price of $51.5 million, leaving $248.5 million remaining for future repurchases under this program.

     The following table summarizes our share repurchase activity under active programs during the first six months of 2006:

			Total number of	Approximate dollar value
	Total number	Average price	shares purchased as	of shares that may yet be
	of shares	paid per	part of a publicly	purchased under the plan
Period	purchased	share	announced plan	(in thousands)

September 2005 Program
Balance carried forward	-	-	-	$241,199
January 1 through 31, 2006	124,900	$42.84	124,900	$235,853
February 1 through 28, 2006	725,400	$42.81	725,400	$204,795
March 1 through 31, 2006	2,731,500	$42.75	2,731,500	$88,022
April 1 through 30, 2006	2,044,171	$43.06	2,044,171	$0

	5,625,971		5,625,971

March 2006 Program
March 1 through 31, 2006	-	-	-	$300,000
April 1 through 30, 2006	1,207,402	$43.06	1,207,402	$248,009
May 1 through 31, 2006	15,205	$42.65	15,205	$247,361
June 1 through 30, 2006	-	-	-	$247,361

	1,222,607		1,222,607

Total repurchases	6,848,578		6,848,578

Item 4: Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders during our annual meeting of stockholders held on May 8, 2006.

			Votes	Authority
			Cast For	Withheld

1	.	Election of Directors:
		Anne Sutherland Fuchs	198,810,754	2,747,451
		James. H. Keyes	198,891,155	2,667,050
		David L. Shedlarz	198,707,821	2,850,384
		David B. Snow, Jr	198,992,442	2,565,763

						Broker
			For	Against	Abstentions	Non-Votes

2	.	Ratification of PricewaterhouseCoopers LLP
		as independent registered public accountants	196,873,620	3,295,759	1,388,826	0

3	.	Proposal to amend the Pitney Bowes Inc. Key
		Employees’ Incentive Plan	167,982,182	9,120,521	1,950,988	22,504,514

4	.	Proposal to approve the Pitney Bowes Inc.
		1998 U.K. S.A.Y.E. Stock Option Plan	169,315,226	7,812,782	1,925,683	22,504,514

     The following other directors continued their term of office after the annual meeting:

Linda G. Alvarado	John S. McFarlane	Robert E. Weissman
Michael J. Critelli	Eduardo R. Menasce
Ernie Green	Michael I. Roth

Item 6: Exhibits

               See Index of Exhibits.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

August 8, 2006

/s/ B. P. Nolop

B. P. Nolop
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ S. J. Green

S. J. Green
Vice President – Finance and
Chief Accounting Officer
(Principal Accounting Officer)

Index of Exhibits

Reg. S-K
Exhibits	Description

(12)	Computation of ratio of earnings to fixed charges.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

(32.2)	Section 1350 Certification of Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley
Action of 2002.