Form 10-K/A
period 2005-12-31
PITNEY BOWES INC /DE/
filed 2006-08-14
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

COMMISSION FILE NUMBER 1-3579

Pitney Bowes Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-0495050
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Elmcroft Road
Stamford, Connecticut	06926-0700
(Address of principal executive offices)	(Zip Code)

(203) 356-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 par value per share	New York Stock Exchange
$2.12 Convertible Cumulative Preference Stock (no par	New York Stock Exchange
value)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement filed with the Commission on March 23, 2006 and delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders held on May 8, 2006, are incorporated by reference in Part III of the original filing (as defined below).

Pitney Bowes Inc. 10-K/A Introductory Note

Pitney Bowes is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to include required disclosure regarding the compensation and company stock ownership of Johnna G. Torsone, the company’s Senior Vice President and Chief Human Resources Officer. Ms. Torsone is the executive officer who should have been included as one of the five named executive officers, replacing Patrick J. Keddy, Executive Vice President and President, Mailstream International. In addition, this Amendment No. 1 corrects the following numerical errors: This filing corrects an error in the amount disclosed for the annual pension benefit to which Michael J. Critelli, Murray D. Martin and Bruce P. Nolop would have been entitled had they retired on December 31, 2005, expressed as a life annuity beginning at age 65. The correct amounts are $953,544, rather than the previously reported amount of $913,811 for Mr. Critelli, $244,833 rather than $243,082 for Mr. Martin; and $40,188 rather than $40,267 for Mr. Nolop. In addition, the amount included in the Summary Compensation Table for Michele Coleman Mayes’ annual incentive for 2005 was increased to reflect the $75,000 employment bonus she received.

The information in this Amendment No. 1 serves to replace the information previously reported in the Proxy Statement for the 2006 Annual Meeting of Stockholders which was originally filed on March 23, 2006 and was incorporated by reference into the Pitney Bowes Inc. Annual Report on Form 10-K for the year ended December 31, 2005 (originally filed on March 13, 2006) (the “Original Filing”).

The following Items of the Original Filing are amended by this Amendment No. 1:

          Item 11. Executive Compensation

          Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Item 15. Exhibits and Financial Statement Schedules

Unaffected items have not been repeated in this Amendment No. 1.

Item. 11 Executive Compensation

Executive Officer Compensation

The Executive Compensation Committee (the “Committee”), which is composed of four independent directors, oversees the company’s executive compensation programs and establishes its executive compensation policies. The Committee reports on executive compensation to all of the independent directors of the board and makes recommendations to them regarding those executive compensation matters with respect to which the independent directors have final approval. (See “Report of the Executive Compensation Committee” beginning on page 9.)

Summary Compensation Table. The following table (Table I) shows all compensation paid or granted, during or with respect to the 2005 fiscal year and the two previous fiscal years, to the chief executive officer and to the four other highest paid executive officers for services rendered to the company and its subsidiaries. (Persons in this group are referred to herein individually as a “Named Executive Officer” and collectively as the “Named Executive Officers” and, unless otherwise noted, the titles listed are the titles held as of the end of the 2005 fiscal year.)

TABLE I
SUMMARY COMPENSATION TABLE

					Long-Term
		Annual Compensation			Compensation

					Grants	Payouts

								All Other
			Annual	Other Annual		LTIP	Restricted	Compen-
		Salary	Incentive	Compensation	Stock	Payouts	Stock	sation

		($)	($)(1)	($)(2)	Options	($)(3)	($)(4)	($)(5)
Name and Principal Position	Year	(000)	(000)	(000)	(#)	(000)	(000)	(000)
Michael J. Critelli	05	965.6	1,872.1	7.9	200,000	1,560.0	—	84.6
Chairman and Chief	04	943.5	1,349.2	4.1	200,000	1,450.0	—	84.4
Executive Officer	03	941.0	1,166.9	3.6	175,000	1,501.0	1,854.7	86.5
Murray D. Martin	05	700.0	924.0	74.9	100,000	741.0	—	46.0
President and	04	688.8	788.0	80.9	75,000	688.8	1,326.8	45.8
Chief Operating Officer	03	634.2	456.6	103.7	75,000	711.0	1,104.5	42.6
Bruce P. Nolop	05	546.1	577.5	3.7	70,000	702.0	—	36.1
Executive Vice President	04	517.8	403.9	4.8	52,500	507.5	402.2	35.9
and Chief Financial Officer	03	472.1	379.9	4.6	45,000	410.8	702.0	31.0
Michele Coleman Mayes(6)	05	448.0	471.0	0	50,000	270.4	—	30.0
Senior Vice President and	04	435.7	329.9	0	30,000	154.7	—	25.2
General Counsel	03	389.6	454.5	0	80,000	84.3	—	—
Johnna G. Torsone	05	406.0	324.8	4.2	30,000	249.6	—	25.9
Senior Vice President and	04	406.0	237.5	3.7	30,000	232.0	—	25.4
Chief Human Resources	03	405.5	237.7	3.7	32,500	252.8	—	24.1
Officer

(1)	As discussed in more detail in the Report of the Executive Compensation Committee, the majority of compensation for Named Executive Officers is at-risk, and is earned based on company and executive performance against pre-established strategic and financial objectives. Annual incentive compensation is a significant part of the normal at-risk compensation structure. The base salaries and annual incentives reported in the table include amounts deferred at the election of a Named Executive Officer under the terms of the Pitney Bowes Deferred Incentive Savings Plan, as follows: salary deferrals by Mr. Critelli of $19,271 (2003), $65,000 (2004), and $100,000 (2005); bonus deferrals by Mr. Martin of $68,490 (2003), $45,000 (2004), and $70,000 (2005); bonus deferrals by Mr. Nolop of $374,391 (2003), $302,913 (2004), and $57,750 (2005); bonus deferrals by Ms. Mayes of $30,000 (2003), $30,000 (2004), and $30,000 (2005); and bonus deferrals by Ms. Torsone of $50,000 (2003) and $50,000 (2004). Ms. Torsone did not defer any of her bonus in 2005.

(2)	This column includes amounts paid to the Named Executive Officers for the reimbursement of tax payments as well as the incremental cost to the company of perquisites and other personal benefits to the Named Executive Officers. The aggregate incremental cost to the company of providing perquisites and other personal benefits did not exceed the reporting threshold (the lesser of $50,000 or 10% of annual salary and bonus for the year) for any of the Named Executive Officers other than Mr. Martin. The amount reported for Mr. Martin for 2005 includes amounts paid as reimbursement for business related spousal travel expenses and related tax obligations of $46,129.

(3)	The value shown for 2005 is the value of the payout of Cash Incentive Units (“CIUs”) granted during 2003 to each of the Named Executive Officers. Payout under the CIUs was based on the magnitude of achievement against the financial performance criteria over the three-year period ending December 31, 2005. The payouts reported in the table include $30,000 deferred at the election of Ms. Mayes in 2005 under the terms of the Pitney Bowes Deferred Incentive Savings Plan.

(4)	No restricted stock was awarded to any of the Named Executive Officers in 2005. As of December 31, 2005, the value of the shares of restricted stock held by each of the Named Executive Officers was as follows: Mr. Critelli, $2,433,600 (57,600 shares); Mr. Martin, $2,716,675 (64,300 shares); Mr. Nolop, $1,301,300 (30,800 shares); Ms. Mayes, $0 (0 shares); and Ms. Torsone $0 (0 shares). (These amounts were calculated based on the closing price of the company’s common stock of $42.25 on December 30, 2005.) As reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2006, a total of 12,825 of the 20,000 shares of restricted stock granted to Mr. Martin in April 2004 have vested in accordance with performance-based accelerated vesting provisions.

Regular quarterly dividends are paid on the shares of restricted stock reported in the Summary Compensation Table. Amounts shown in the table do not include the following dividends paid in 2005 on the shares of restricted stock held by each of the Named Executive Officers: $71,424 for Mr. Critelli; $79,732 for Mr. Martin; and $38,192 for Mr. Nolop.

(5)	Amounts shown for 2005 include company contributions to the Pitney Bowes 401(k) Plan (a tax-qualified plan under the Internal Revenue Code of 1986, as amended (the “Code”), Section 401(a)) and the Pitney Bowes Restoration Plan (a non-qualified deferred compensation matching program), respectively, for each of the Named Executive Officers, as follows: $8,400 and $76,215 for Mr. Critelli; $8,400 and $37,628 for Mr. Martin; $8,400 and $27,706 for Mr. Nolop; $8,400 and $21,612 for Ms. Mayes: and $8,400 and $17,548 for Ms. Torsone. Amounts shown for 2004 and 2003, respectively, for Ms. Torsone are $8,200 and $17,180; and $8,000 and $16,074.

The amounts reported for fiscal year 2003 in last year’s proxy statement differ from the amounts reported above because we had previously reported allowances for financial counseling and the related tax reimbursement under “All Other Compensation.” Such amounts are now categorized as perquisites and tax reimbursements for the purpose of reporting “Other Annual Compensation.”

(6)	Ms. Mayes joined the company as senior vice president and general counsel in February 2003. The annual incentive amounts for Ms. Mayes include an employment bonus paid in installments of $225,000 in 2003 and $75,000 per year in 2004 and 2005. Ms. Mayes also received a one-time stock option grant of 50,000 options in 2003 as an employment bonus.

     Shown in Table II below is information regarding options granted in 2005 to the Named Executive Officers.

TABLE II
STOCK OPTION GRANTS IN 2005

		Percentage of
		Total Options
	Options	Granted to
	Granted	Employees	Exercise or		Grant Date
Name	(#)	in 2005	Base Price(1)	Expiration Date	Present Value ($)

Michael J. Critelli	200,000	6.03%	$46.93	February 13, 2015	1,458,000	(2)
Murray D. Martin	100,000	3.02%	$46.93	February 13, 2015	729,000	(2)
Bruce P. Nolop	70,000	2.11%	$46.93	February 13, 2015	510,300	(2)
Michele Coleman Mayes	50,000	1.51%	$46.93	February 13, 2015	364,500	(2)
Johnna G. Torsone	30,000	0.90%	$46.93	February 13, 2015	218,700	(2)

(1)	The exercise price for each option equals the average of the high and low sales prices for a share of the company’s common stock on the date of grant. Of the 200,000 options granted to Mr. Critelli, 195,738 become exercisable in equal installments over a four-year period beginning on the first anniversary of the date of grant and 4,262 become exercisable in equal installments on the third and fourth anniversaries of the date of grant. Of the 100,000 options granted to Mr. Martin, 95,738 become exercisable in equal installments over a four-year period beginning on the first anniversary of the date of grant and 4,262 become exercisable in equal installments on the third and fourth anniversaries of the date of grant. Of the 70,000 options granted to Mr. Nolop, 65,738 become exercisable in equal installments over a four-year period beginning on the first anniversary of the date of grant and 4,262 become exercisable in equal installments on the third and fourth anniversaries of the date of grant. Of the 50,000 options granted to Ms. Mayes, 45,738 become exercisable in equal installments over a four-year period beginning on the first anniversary of the date of grant and 4,262 become exercisable in equal installments on the third and fourth anniversaries of the date of grant. Of the 30,000 options granted to Ms. Torsone, 25,738 become exercisable in equal installments over a four-year period beginning on the first anniversary of the date of grant and 4,262 become exercisable in equal installments on the third and fourth anniversaries of the date of grant.

(2)	Reflects the Black-Scholes valuation at the date of grant of $7.29, based on the following assumptions: 5-year expected life of option, 18% volatility, 2.80% dividend yield, 95% forfeiture risk, 3.5% risk-free rate of return. Because the exercise price for options granted equaled the market price of the common stock on the date of grant, no gain to the Named Executive Officer is possible without an increase in the stock price, which would benefit the company’s stockholders.

Shown in Table III below is information regarding the exercise of options in 2005 by the Named Executive Officers and information regarding their total outstanding options as of December 31, 2005.

TABLE III

OPTIONS EXERCISED IN 2005 AND 2005 YEAR-END OPTION VALUES

			Number of
	Shares		Securities Underlying		Net Value of
	Acquired	Net Value	Unexercised Options		Unexercised in-the-Money
	on Exercise	Realized	at Year-End (#)(1)		Options at Year-End ($)(2)
Name	#	$	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael J. Critelli	—	—	1,086,082	391,666	7,323,757	881,413
Murray D. Martin	—	—	419,033	175,000	2,856,936	362,250
Bruce P. Nolop	—	—	215,707	120,000	1,398,705	228,200
Michele Coleman Mayes	—	—	63,333	96,667	563,030	314,070
Johnna G. Torsone	20,077	317,326	178,283	60,833	1,177,072	153,355

(1)	These columns show the total number of securities underlying unexercised options that were outstanding at the end of 2005. The number of shares subject to the options has been adjusted to reflect the two-for-one stock split effected in 1997 and the spin-off of Imagistics International Inc. (“Imagistics”) in 2001. The outstanding options granted prior to 2005 vest over three-year periods. The outstanding options granted in 2005 vest over four-year periods.

(2)	These values are based on $42.25 per share (the closing market price of a share of common stock on December 30, 2005) net of exercise prices, which range from $24.0008 to $40.68 per share (adjusted to reflect the 1997 stock split and the 2001 spin-off of Imagistics). In all cases, the exercise price equaled the market price of a share at the date of grant.

Shown in Table IV below is detailed information regarding long-term incentives (other than options) granted under the Key Employees’ Incentive Plan in 2005. Long-term incentives are contingent upon the attainment of one or more specified performance objectives. Specified payments, if any, under the terms of these incentives are paid only to the extent that the stated performance objectives are achieved.

In 2005 a committee of the board of directors, consisting solely of independent directors, granted CIUs as long-term incentives. CIUs represent a right to receive cash, the receipt and amount of which are contingent upon the extent to which specified performance objectives are attained during the related three-year period.

TABLE IV

2005 LONG-TERM INCENTIVE GRANTS

		Performance or Other
	Number of	Period Until		Estimated Future Payouts
	Cash Incentive	Maturation or	Threshold	Target	Maximum
Name	Units(1)	Payout(1)	CIU ($)	CIU ($)	CIU ($)
Michael J. Critelli	1,500,000	December 31, 2007	225,000	1,500,000	3,375,000
Murray D. Martin	700,000	December 31, 2007	105,000	700,000	1,575,000
Bruce P. Nolop	550,000	December 31, 2007	82,500	550,000	1,237,500
Michele Coleman Mayes	200,000	December 31, 2007	30,000	200,000	450,000
Johnna G. Torsone	160,000	December 31, 2007	24,000	160,000	360,000

(1)	CIUs granted under the Key Employees’ Incentive Plan (“KEIP”) represent a right to receive cash payments if certain objective corporate performance criteria are achieved over the three-year period ending December 31, 2007. CIUs that will mature on December 31, 2007, will pay $0/CIU if the threshold performance levels are not met. As part of its 2004 review, the Executive Compensation Committee concluded that a Total Stockholder Return (“TSR”) modifier should be incorporated in the calculation of the CIU value beginning with the 2005-2007 cycle. The objective of the TSR modifier is to balance the measurement of performance on the internal financial objectives with the measurement of the stockholder value created by those objectives.

For the 2005-2007 cycle the unit value at target will be $1.00. The unit value based on internal financial performance will range from $0.20 at threshold performance to $1.80 for maximum performance. The unit value based on financial performance will then be modified by up to 25% either upwards or downwards based on the company’s three-year TSR performance compared to the three-year TSR performance of the companies in the S&P 500. The unit value as modified by the company’s three-year TSR performance thus ranges from $0.15 at threshold performance to $2.25 at maximum performance.

Employment Agreements

The company has not entered into employment agreements with its Named Executive Officers and, therefore, such officers are “at will” employees of the company.

Severance and Change of Control Arrangements

Set forth below is a summary of certain severance and Change of Control arrangements maintained by the company. Under the company’s Change of Control arrangements, a “Change of Control” is defined as the acquisition of 20 percent or more of the company’s common stock or 20 percent or more of the combined voting power of the company’s voting securities by an individual, entity or group; the replacement of a majority of the board other than by approval of the incumbent board; the consummation of a reorganization, merger, or consolidation; or the approval by stockholders of the liquidation or dissolution of the company.

The Pitney Bowes Severance Pay Plan, as amended and restated January 1, 1999 (the “Severance Plan”), provides for the payment of severance to full-time employees whose employment is terminated under certain business circumstances (other than a Change of Control). Upon termination of employment, severance will consist of a minimum of one week’s pay for each full year of service (a fraction thereof for a partial year of service), with a minimum of two weeks’ pay. However, the company reserves the right to use a different severance benefit formula as business conditions may warrant. In addition, no severance benefits will be paid if a covered employee is terminated for cause. Each of the Named Executive Officers is eligible for severance payments under the Severance Plan.

The Senior Executive Severance Policy, originally adopted by the board of directors in December 1995, and amended and restated as of January 1, 2000 (the “Severance Policy”), provides for the payment of separation benefits to certain senior executive employees, including the Named Executive Officers, whose employment with the company is terminated within two years after a Change of Control. The Severance Policy provides that a covered employee whose employment is terminated, whose position, authority, duties, responsibilities, pay or benefits are diminished, or who is relocated within two years after a Change of Control, will be entitled to: a) severance pay in an amount equal to a multiple of the sum of the employee’s annual base salary and highest Annual Incentive received in any of the three years preceding termination, and b) the continuation of certain retirement, health, welfare and other benefits for a period of time following termination of employment. (The policy provides for a multiple of three for certain senior executive employees covered by the Severance Policy, including the Named Executive Officers. The Severance Policy provides for a multiple of two for all other executives covered by the Severance Policy.) The executive also has the right, exercisable during the 30-day period following the first anniversary of a Change of Control, to terminate his or her employment for any reason and still receive the severance payments and benefits.

If any of these benefits, either alone or together with any other payments or benefits provided to covered senior executive employees, including a Named Executive Officer, would constitute an “excess parachute payment” subject to the 20 percent excise tax under certain provisions of the Code, each of the Severance Plan and the Severance Policy provides that an additional payment would be made to each affected covered employee so that such excise tax is reimbursed to the employee on a net after-tax basis.

The Pitney Bowes Stock Plan (the “Stock Plan”) provides that, in the event of a Change of Control, outstanding options will become immediately and fully exercisable without regard to any vesting schedule. The Stock Plan also provides that, in the event of a Change of Control, all restrictions applicable to outstanding shares of restricted stock and other stock-based awards will terminate and be fully satisfied (other than transfer restrictions, if any, required for exempt treatment under Section 16 of the Securities Exchange Act of 1934 or any other applicable law); provided that, for awards conditioned on financial performance goals, the Committee will determine the amount payable under such awards based on the actual and anticipated levels of performance prior to the Change of Control applying a discount factor in the amount of the prime rate in effect as of the date of the Change of Control.

The terms of the KEIP provide in the event of a Change of Control that the executives will have a vested right to receive annual incentive compensation with respect to the year completed prior to the Change of Control (if not paid prior to the Change of Control) as well as the year in which such Change of Control occurs (in prorated amounts to be determined as specified in the plan on the basis of relevant past performance of the individual executive, his or her division, and the company). With respect to CIUs outstanding on the date of a Change of Control, the Executive Compensation Committee will determine the value of all units maturing upon the end of any stated performance period that had been awarded and not yet paid to executives who had received notice of such award. Certain amendments to the KEIP have been approved by the Pitney Bowes board of directors and submitted to the stockholders for approval at the upcoming annual meeting, which amendments provide that grants under the KEIP will be subject to vesting upon a Change of Control but payments will be made only upon a termination of employment without cause or a voluntary termination for good reason. (A description of the “double trigger” right to payment under the KEIP’s 2006 plan amendments is provided on page 21 of the Proxy Statement for the 2006 Annual Meeting of Stockholders in the section entitled “Proposal 3: Approval of Amended and Restated Key Employees’ Incentive Plan.”)

Such Annual Incentive compensation and CIU payments will be made as expeditiously as possible after a Change of Control, discounted to present value at the prime rate then in effect. Payments made to executives who reside outside the United States will be made in such currencies and such exchange rates that are consistent with the patterns and practices under the KEIP.

Pension Benefits

U.S. Pension Plan

Each of Messrs. Critelli, Martin and Nolop and Mses. Mayes and Torsone participate in the U.S. Pension Plan. Effective September 1,1997, the company revised the U.S. Pension Plan such that the benefit payable under the plan is no longer a function solely of years of service and final average earnings. Under the revised formula, employees receive annual credits of a percentage of their earnings. The annual percentage ranges from 2% to 10%, plus an additional 2% to 6% of such earnings in excess of the social security wage base, and increases as the sum of age and years of service increases. “Earnings” for purposes of the plan, means the average of the five highest consecutive annual pay amounts (base salary plus annual incentive) during a participant’s service with the company. An employee will be 100% vested in his U.S. Pension Plan account after five years of service.

In connection with the adoption of the revisions to the U.S. Pension Plan, all participants who qualified under a prescribed formula, including certain of the Named Executive Officers, are eligible for certain “grandfather” and transition provisions that are intended to avoid undue impairment of any participant’s pension as a result of the new formula. Certain long-service participants may be entitled to receive their benefit computed under the old formula, if such amount is greater than that computed under the new formula.

Under the qualified U.S. Pension Plan, employees receive retirement benefits each year based on compensation up to a maximum of $210,000 for 2005. The Named Executive Officers who participate in the U.S. Pension Plan are also eligible to accrue supplemental pension benefits, which vest after five years of service. Pension amounts for compensation above $210,000 are accrued under the nonqualified Supplemental Pension Plan based on the same formula used under the qualified plan for other employees. The aggregate benefits payable to an executive officer under both the qualified U.S. Pension Plan and the nonqualified Supplemental Pension Plan are subject to the following general limit: years of credited service multiplied by 16.5% of five-year average pay. Neither the Executive Compensation Committee nor the board has granted any special “credits” to any of the Named Executive Officers under the Supplemental Pension Plan, and all payout obligations are based solely upon the actual periods of service to the company of the respective Named Executive Officers. The annual pension benefit to which each of the Named Executive Officers participating in the U.S. pension plans would be entitled had he or she retired on December 31, 2005 (disregarding any limitation on vesting), expressed as a life annuity beginning at age 65 is as follows: $953,544 for Mr. Critelli; $244,833 for Mr. Martin; $40,188 for Mr. Nolop; $14,715 for Ms. Mayes; and $107,433 for Ms. Torsone. Other than Ms. Mayes, who joined the company in 2003, all of the Named Executive Officers are fully vested in their pension benefit.

Executive Stock Ownership Policy

The executive stock ownership policy was most recently amended as of October 25, 2005. Under the revised policy, executives who are reporting officers under Section 16 of the Securities Exchange Act of 1934 (the “Covered Executives”) are expected to accumulate shares of company stock toward target ownership levels that are based on a multiple of salary and a retention ratio for shares acquired upon exercise or vesting of stock awards. Ownership status for the Covered Executives will be reported to the Executive Compensation Committee on an annual basis. Under the company’s Corporate Policy on Insider Trading, Covered Executives are prohibited from engaging in short-term, speculative (“in and out”) trading in Pitney Bowes securities, as well as hedging and other derivative transactions, including short sales, “put” or “call” options, swaps and collars, with respect to Pitney Bowes securities (other than transactions in employee stock options).

The multiple of salary component is as follows:

Title	Multiple of Salary
Chief Executive Officer	7X
Chief Operating Officer	3X
Executive Vice Presidents/	2X
Senior Vice Presidents/
Unit Presidents

The number of shares targeted for retention by a Covered Executive is equal to annual base salary times the multiple of salary requirement divided by the average closing price of Pitney Bowes common stock over the five days preceding the measurement date.

The retention ratio is 75% of “net profit shares.” The Covered Executives are expected to hold 75% of the shares remaining after payment of the option price and taxes owed upon exercise and/or hold 75% of newly vested shares of restricted stock after the payment of applicable taxes until the multiple of salary requirement is met. Under the policy, restricted stock, as well as shares underlying unexercised stock options, will not be counted as shares owned by an executive prior to vesting of the restricted stock or exercise of the stock options. After the multiple of salary requirement is met, a Covered Executive may sell shares acquired previously in the market as well as shares acquired through the exercise of stock options or the vesting of restricted stock awards.

Directors’ Compensation

Directors’ Fees. During 2005, each director who was not an employee of the company received an annual fee of $45,000 and a meeting fee of $1,500 for each board and committee meeting attended. Committee chairs (except for the Audit Committee chair) receive an additional $1,500 for each committee meeting that they chair, and the Audit Committee chair receives an additional $2,000 for each Audit Committee meeting chaired.

All directors are reimbursed for their out-of-pocket expenses incurred in attending board and committee meetings.

The board of directors maintains directors’ stock ownership guidelines, requiring, among other things, that each director accumulate and retain a minimum of 7,500 shares of company common stock within five years of becoming a director of Pitney Bowes.

The directors’ stock ownership guidelines are available on the company’s website at www.pb.com under the caption “Our Company - Corporate Governance.”

Directors’ Stock Plan. Under the Directors’ Stock Plan, each director who is not an employee of the company receives an annual award of 1,400 shares of restricted stock. The shares carry full voting and dividend rights but, unless certain conditions are met, may not be transferred or alienated until the later of (i) termination of service as a director, or, if earlier, the date of a change of control, and (ii) the expiration of the six-month period following the grant of such shares. The Directors’ Stock Plan permits certain dispositions of stock granted under the restricted stock program provided that the director effecting the disposition had accumulated and will retain 7,500 shares of common stock. Permitted dispositions are limited to (i) transfer to a family member or family trust or partnership, and (ii) donations to charity after the expiration of six months from date of grant. The original restrictions would continue to apply to the donee except that a charitable donee would not be bound by the restriction relating to termination of service from the board.

Since the approval of the Directors’ Stock Plan by stockholders in 1991, the common stock of the company has twice undergone a two-for-one split, in 1992 and 1997, respectively. In addition, the annual grant was increased in 1997 in connection with the discontinuation of the Directors’ Retirement Plan, as described below. On May 9, 2005, an aggregate of 12,600 restricted shares was awarded, with each of the nine non-employee directors then serving receiving 1,400 shares of restricted common stock. Ms. Fuchs received a grant of restricted stock prorated to reflect the number of months of service as a director for the twelve-month period ending May 8, 2006. Ms. Fuchs was granted 963 shares of restricted stock as of September 1, 2005. Regular quarterly dividends or dividend equivalents are paid with respect to these shares. Ownership of shares granted under the Directors’ Stock Plan is reflected in the table on page 15 showing security ownership of directors and executive officers.

Directors’ Deferred Incentive Savings Plan. The company maintains a Directors’ Deferred Incentive Savings Plan under which directors may defer all or part of the cash portion of their compensation. Deferred amounts will be notionally “invested” in any combination of several institutional investment funds. Deferral elections made with respect to plan years prior to 2004 also included as an investment choice the ability to invest in options to purchase common stock of the company. The number of options granted was calculated by dividing the cash amount deferred by the individual director by the fair market value of the shares on the date of the option grant, and multiplying that quotient by two.

Stock options selected by directors as an investment vehicle for deferred compensation were granted through the Directors’ Stock Plan. The Directors’ Stock Plan permits the exercise of stock options granted after October 11, 1999 during the full remaining term of the option by directors who have terminated service on the board, provided that service on the board is terminated (i) after ten years of service on the board, or (ii) due to director’s death or disability, or (iii) due to the director having attained mandatory directors’ retirement age. The Directors’ Stock Plan also permits the donation of vested stock options, regardless of the date of grant, to family members and family trusts or partnerships.

Directors’ Retirement Plan. The company’s Directors’ Retirement Plan was discontinued, and the benefits previously earned by directors were frozen as of May 12, 1997. Under this plan, there is no benefit paid to a director who served for less than five years as of May 12, 1997. A director who had met the five-year minimum vesting requirement as of May 12, 1997 will receive an annual retirement benefit calculated as 50 percent of the director’s retainer in effect as of May 12, 1997, and a director with more than five years of service at retirement will receive an additional 10 percent of such retainer for each year of service over five, to a maximum of 100 percent of such retainer for ten or more years of service. The annual retainer fee in effect as of May 12, 1997, was $30,000. The annual retirement benefit is paid for life.

The chart below reflects total compensation paid to each non-employee director, including the value of the restricted stock grant, for 2005.

	2005 Compensation of Non-Employee Directors

	Annual	Board	Chair and	Restricted
	Board	Meeting	Committee	Stock
Director	Retainer	Fees	Meeting Fees	Award Value(1)	Total

Ms. Alvarado*	$45,000	$10,500	$19,500	$63,056	$138,056
Mr. Campbell*	$45,000	$10,500	$27,000	$63,056	$145,556
Ms. Fuchs**	$15,000	$4,500	$6,000	$41,708	$67,208
Mr. Green*	$45,000	$10,500	$22,500	$63,056	$141,056
Mr. Keyes*	$45,000	$10,500	$28,500	$63,056	$147,056
Mr. McFarlane*	$45,000	$10,500	$22,500	$63,056	$141,056
Mr. Menascé	$45,000	$10,500	$16,500	$63,056	$135,056
Mr. Roth*	$45,000	$7,500	$36,000	$63,056	$151,556
Mr. Shedlarz*	$45,000	$10,500	$25,000	$63,056	$143,556
Mr. Weissman	$45,000	$10,500	$21,000	$63,056	$139,556

*Committee Chair (receives additional $1,500 fee per meeting chaired; Audit Chair receives additional $2,000 per meeting chaired)
**Compensation paid to Ms. Fuchs reflects service since she joined the board in September 2005.

(1)Represents the fair market value of 1,400 shares of Restricted Stock as of May 9, 2005, except that the fair market value of Ms. Fuchs’ grant of 963 shares of Restricted Stock is as of September 1, 2005.

Report of the Executive Compensation Committee

The Executive Compensation Committee (the “Committee”) of the board of directors is responsible for the company’s executive compensation policies and programs. The Committee consists entirely of independent directors who are not officers or employees of the company. The Committee recommends policies, programs and specific actions regarding the compensation of the chief executive officer and the chief operating officer to all of the independent directors for final approval, and approves the same for direct reports to the CEO (the “Key Executives”). For executives other than Key Executives, the Committee establishes the compensation policies and programs, and approves equity grants, in accordance with the delegation of authority from the board. The Committee’s charter, which was last amended in February 2006, is available on the Company’s website at www.pb.com under the “Our Company — Corporate Governance” heading and is annexed to the Proxy Statement for the 2006 Annual Meeting of Stockholders.

Compensation Philosophy

Our key compensation goals are to hire, motivate, reward and retain executives who create long-term stockholder value. In support of those goals, we seek to establish a compensation program based on the following five main objectives:

(1)	To align compensation policies and practices with stockholder interests;
(2)	To provide compensation that is competitive when compared to various markets in which the company competes for executive talent;
(3)	To divide total compensation between annual and long-term components, with a significant long-term performance component, to drive executives to maximize both short-term and long-term stockholder value;
(4)	To place a significant portion of compensation at risk if pre-established performance objectives are not achieved; and
(5)	To encourage an ownership stake in the company.

We strive to set a target compensation opportunity at the competitive median of compensation paid to similarly situated executives at comparator companies. Actual compensation may be above or below the median based on actual performance, with better performers able to achieve upper quartile compensation. This approach is intended to confirm that a significant portion of executive compensation is based on results and on the company’s performance.

Since Pitney Bowes does not operate in an industry with a large group of industry peers, the Committee has historically compared the company’s compensation programs to programs from a broad sample principally comprised of Fortune 500 companies with comparable median revenues, market capitalization, net income and number of employees. In 2004, the Committee added an additional reference point for assessing the competitiveness of the company’s executive compensation program and the compensation levels of the Named Executive Officers. The Committee established a peer group of sixteen publicly traded companies with comparable revenue, market capitalization, total assets, net income and number of employees. This group consists of industrial, technology and service companies and excludes companies in the financial services, transportation, hotel, energy, natural resources and aviation industries. The company uses this peer group compensation data to compete for talent and utilizes a different peer group for Total Stockholder Return for comparison of stockholder investment. As part of its review, the Committee also considered Towers Perrin compensation survey data for a broader view of compensation at companies with comparable profiles for revenue, market capitalization, total assets, net income and number of employees.

We benchmark the executive compensation program and pay levels using the peer group and survey compensation data and competitive information provided by our independent consultant and additional survey data and competitive information provided by management. This information provides reference points for our evaluation of compensation decisions, but is not the sole basis for determining appropriate compensation design, compensation targets, or individual pay levels. At any point in time compensation targets and individual pay levels may be above or below the median for a variety of reasons. For example, target levels may be affected by the value of the total rewards package, program design and strategic considerations, affordability, changing competitive conditions, or program transition considerations. Our consideration of individual pay levels typically includes factors such as experience in the position, performance, demonstrated leadership, potential to enhance long-term stockholder value, recruiting and retention needs, internal equity, current salary, salary history, prior incentive awards, and previous retention and succession planning awards.

Under Section 162(m) of the Code publicly traded corporations generally are not permitted to deduct compensation in excess of $1 million paid to certain top executives unless the compensation qualifies for an exception as “performance-based compensation.” We intend to comply with the requirements for full deductibility wherever possible. We will weigh the benefits of compliance with Section 162(m) against the potential burdens of such compliance, and reserve the right to pay compensation that may not be fully deductible if it is determined that it is in the company’s best interest to do so.

Stock ownership and equity-related compensation arrangements are considered key elements to focus executives on increasing stockholder value. Therefore, we aim to develop and maintain stock programs that encourage each employee to act like a business owner. A substantial portion of an executive’s long-term incentive compensation is awarded in the form of equity-based compensation, which along with the CIUs serve as the primary vehicles for aligning the interests of executives with long-term stockholders. Further, as an adjunct to the executive compensation program, we believe the company should maintain a stock ownership policy that encourages executives to own substantial amounts of company stock. During 2005 the Committee reviewed the stock ownership policy and adopted certain changes, which are reflected in the executive stock ownership policy summary on page 7.

Evaluation of Executive Performance in 2005

The Committee does not rely solely on predetermined formulas or a limited set of criteria when it evaluates the performance of the CEO and the company’s Key Executives. In 2005, the Committee considered the financial, operational and strategic merits of the achievement by management of short-term and long-term objectives, including:

  Growing revenue;
  Increasing earnings per share;
  Achieving strong cash flow;
  Improving customer loyalty;
  Developing company talent and the leadership pool;
  Meeting diversity goals and increasing employee engagement; and
  Receiving an unqualified opinion from PricewaterhouseCoopers on management’s assessment of internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.

The Committee’s decisions regarding an executive’s performance reflected consideration of, among other things, demonstrated leadership and potential to enhance long-term stockholder value; the nature, scope and impact on the company of the executive’s responsibilities; and his or her effectiveness in leading initiatives to drive the company’s strategic imperatives. In determining performance goals and evaluating performance results of management and the company for purposes of incentive compensation, the Committee used its judgment and discretion to ensure that management’s rewards for business performance are commensurate with their contributions to that performance while still holding management accountable for the overall results of the business. The objectives of the Committee are to reward the creation of stockholder value; to balance properly rewarding executives with the interest of stockholders; and to incent management to make good decisions for the long-term success of the enterprise.

In addition, the Committee has reviewed all components of each of the Named Executive Officer’s compensation, including salary, bonus, equity and long-term incentive compensation, accumulated unrealized stock option and restricted stock gains, the cost to the company of all perquisites and other personal benefits, the earnings and accumulated payout obligations under the company’s non-qualified deferred compensation program, and the actual projected payout obligations under certain severance and change of control scenarios. Tally sheets setting forth the above information were prepared for the Committee’s review and consideration at the meetings convened during the first quarter of 2006. The aggregate amounts and mix of all components, including accumulated unrealized option and restricted stock gains, were taken into consideration by the Committee at those meetings. Based on this review, the Committee finds the total compensation of the CEO and each of the other Named Executive Officers to be appropriate. Actions taken by the Committee with respect to the compensation of the Named Executive Officers are discussed further below, and have been reported by the Company on a Current Report on Form 8-K filed with the Securities Exchange Commission on February 16, 2006.

Compensation Components

The company’s normal annual executive compensation program is comprised of four key components: Salary, Annual Incentive, Stock Options, and CIUs. These components collectively represent the normal total direct compensation opportunity for executives (excluding benefits). Restricted stock is not granted annually to senior executives but may be granted from time to time.

In 2005, the mix of normal compensation components for the CEO and Key Executives varies by level. At target, the compensation mix ranges from CEO—19% base pay/21% annual incentive/60% long-term incentives, to Senior Vice Presidents—41% base pay/18% annual incentive/41% long-term incentives.

Annual Compensation

Base Salary. In general, the company aligns base pay for executives (including Key Executives) with reference to the competitive market median data for base pay. There is typically a range of pay around the median data that is considered to be competitive. As discussed above, among the factors considered in determining the actual base for each member of this group are the potential impact the individual may make on the company now and in the future, internal equity, level of experience, individual performance compared with annually established financial, strategic, unit or individual objectives, and competitive market salary rates for similar positions. For the Named Executive Officers, increases in base salary are generally established in accordance with the guidelines established for management employees.

Annual Incentive Compensation. In general, the company aligns annual incentives at target with reference to competitive market median data. All executives (including Key Executives) are eligible for annual incentives for achieving challenging financial and strategic objectives that are established at the beginning of each year. For the Named Executive Officers, payments are subject to the company first achieving a threshold Income From Continuing Operations objective, consistent with the requirements for deductibility under Section 162(m) of the Code.

The Committee reviews the annual objectives for alignment with company strategy, financial plans, historical performance, and public statements about company financial and strategic objectives. The financial metrics used by the Committee for the initial determination of the annual incentive pool include revenue growth, earnings before interest and taxes, earnings per share, and adjusted free cash flow. In 2006, the financial objectives will be weighted 100% for the initial determination of the annual incentive pool. The Committee may modify this pool upwards or downwards by 25% based on its assessment of other factors, such as quality of earnings, total stockholder return, progress on strategic objectives, employee engagement, development of the executive talent and leadership pool, and progress on diversity goals.

The annual incentive targets are expressed as a percentage of base salary. The target level annual incentive ranges from 120% for the CEO to 35% for other executives. The maximum annual incentive award for exceptional performance under the program guidelines is generally two times the target award. Individual payouts are tied to the achievement of pre-determined financial and strategic enterprise, business unit and individual performance objectives.

Long-Term Incentives

The company currently utilizes two principal types of long-term incentives: CIUs and stock options. The Committee generally targets delivery of long-term incentives using a 50/50 mix of options and CIUs for the company’s executive officers. Periodically the Committee may also utilize shares of restricted stock for specific strategic purposes. In general, the Committee aligns long-term incentives with reference to the competitive market median data. The Committee uses these performance-driven components to link executive compensation to longer term internal company performance and to external market performance of the company’s stock price. Actual compensation may be above or below the median based on actual performance, with better performers able to achieve upper quartile compensation. Among the factors considered in determining option and CIU award levels for each member of this group are potential impact the individual may make on the company now and in the future, level of experience, individual performance compared with annually established financial, strategic, unit and individual objectives, internal equity, and the competitive market data for similar positions.

Cash Incentive Units. CIUs are granted annually to Key Executives and other executives. The unit value of a CIU is based on the achievement of pre-established financial objectives over a three-year performance period. For the Named Executive Officers, payments are subject to the company first achieving a threshold Income From Continuing Operations (“IFCO”) objective, consistent with the requirements for deductibility under Section 162(m) of the Code.

As noted in Table IV on page 5, the value of each unit will vary depending on the extent to which pre-established earnings per share and adjusted free cash flow goals are achieved. Earnings per share and adjusted free cash flow are each weighted at 50% in calculating CIU values. The Committee added a Total Stockholder Return (“TSR”) modifier in the calculation of the CIU value beginning with the 2005-2007 CIU cycle. The unit value based on financial performance will be modified by up to 25%, upwards or downwards, based on Pitney Bowes’ three-year TSR performance compared to the three-year TSR performance of the S&P 500. The objective of the TSR modifier is to balance the measurement of performance using the internal financial objectives with the measurement of the stockholder value created by meeting these objectives.

For the 2006-2008 CIU cycle, the unit value at target is $1.00. The unit value based on internal financial performance ranges from $0.20 at threshold performance to $1.80 for maximum performance. The unit value based on financial performance will then be modified by up to 25%, upwards or downwards, based on the TSR modifier discussed in the preceding paragraph. The unit value as modified thus ranges from $0.15 at threshold performance to $2.25 at maximum performance.

At its February 2006 meeting, the Committee also determined the CIU payout for the 2003-2005 cycle. The payout was $1.56 per unit, which represents a performance level that is above target.

Stock Options. Stock options are granted at an exercise price equal to the market price of the stock on the date of grant. Options typically have a ten-year exercise period and typically become exercisable ratably over the first four years following the date of grant. Prior to the February 2005 grants, the Committee generally utilized three-year ratable vesting. In determining the number of options in the mix of long-term incentives discussed above, the company currently utilizes the Black-Scholes valuation methodology. Options require stock price appreciation in order for the grantees to realize any benefit, thereby aligning executive and stockholder interests.

Restricted Stock. No awards of restricted stock were made to the Named Executive Officers during 2005. Restricted stock was granted to two of the Named Executive Officers during 2004, and to three of the Named Executive Officers in 2003, as part of the company’s management development, succession, and retention planning process. All grants in 2004 were subject to forfeiture if a threshold IFCO level was not achieved in 2004. The 2004 IFCO objective was achieved. The Committee may award restricted stock in the future with different restrictions, performance conditions, and terms as warranted by changing competitive conditions, retention and succession planning needs. In 2006, the company will issue restricted stock units in lieu of stock options to certain employees below the executive level (i.e., employees at the director level and below).

Compensation of the Chief Executive Officer

CEO compensation is based on the same compensation objectives and policies applicable to all executives, and includes base salary, annual incentives, cash incentive units, and stock options. Mr. Critelli’s annual base salary was increased by 2.8% for 2005. Restricted stock is not granted annually to the CEO but may be granted from time to time under special circumstances.

Prior to conducting its annual compensation review of the CEO, the Committee met in executive session jointly with the Governance Committee in July 2005 to evaluate Mr. Critelli’s leadership capabilities. The Joint Committee’s evaluation was discussed with the full board in executive session at its November 2005 meeting. Among other factors the Committee considered in 2005 were Mr. Critelli’s leadership in driving the company’s short and long-term operational and financial performance, its strong governance practices, its strong external stakeholder relations, its talent and leadership development, and its strategy development and implementation.

The Committee met separately in executive session in January 2006 to formulate recommendations for the board regarding the CEO’s compensation and evaluation of performance for the fiscal year ended December 31, 2005. The Committee then provided recommendations for compensation actions to the independent directors for their consideration and approval.

In evaluating Mr. Critelli’s performance for 2005, the Committee considered good progress in achieving the strategic objectives, and significantly improved and positive operating and strategic results achieved during 2005. The Committee believes that Mr. Critelli’s leadership skills contributed substantially to the results and that he continues to make significant contributions to the overall success of the company. It also recognized his strong influence and leadership in the mailstream industry and his success in driving postal transformation. It also considered that while the company’s total stockholder return in 2005 was behind the proxy peer group, the Dow Jones Industrial Average and the Standard & Poor’s 500 Index, the company was ahead on all indices over a five-year period and the actions taken in 2005 significantly strengthened the company’s ability to enhance future stockholder value realization.

The Committee recommended and the independent directors approved the following actions with regard to Mr. Critelli’s compensation. Mr. Critelli’s annual incentive payout for 2005 performance was $1,872,100, which represents an above target level of performance. The CIU payout for the 2003-2005 cycle approved for Mr. Critelli totaled $1,560,000 ($1.56 per unit), which represents an above target level of performance.

Consistent with the company’s compensation policy, Mr. Critelli was granted stock options in February 2005 to purchase 200,000 shares of company common stock, and he was awarded 1,500,000 CIUs for the 2005-2007 cycle.

Deductibility of Compensation Under Internal Revenue Code Section 162(m)

The company generally intends to comply with the requirements for full deductibility under Section 162(m). Thus, the design and administration of annual incentives, CIUs, and stock option awards for the Named Executive Officers is generally conformed to Section 162(m). The company does, however, weigh the benefits of compliance with Section 162(m) against the potential burdens of such compliance, and reserves the right to pay compensation that may not be fully deductible if it determines that it is in the company’s best interest to do so.

By the Executive Compensation Committee of the board of directors

James H. Keyes, Chair
Colin G. Campbell
Eduardo R. Menascé
Robert E. Weissman

Stock Performance Graph

The following graph compares the most recent five-year performance of Pitney Bowes common stock with the Standard & Poor’s (“S&P”) 500 Composite Index, and a peer group index at December 31, 2005, over the same five-year period.

The Peer Group is composed of the following companies: Automatic Data Processing, Inc. (ADP), Diebold, Incorporated, R.R. Donnelley & Sons Company, DST Systems, Inc., FedEx Corporation, Hewlett-Packard Company, IKON Office Solutions, Inc., Lexmark International, Inc., Pitney Bowes Inc., United Parcel Service, Inc. (UPS), and Xerox Corporation.

Total return for both the Peer Group and the S&P 500 Composite Index is based on market capitalization, weighted for each year.

All information shown below is based upon data provided to the company by three separate independent organizations, all of which have been licensed by Standard & Poor’s Corporation to use its official total return calculation.

The graph shows that on a total return basis, assuming reinvestment of all dividends, $100 invested in the company’s common stock on December 31, 2000 would have grown to $152 by December 31, 2005. By comparison, $100 invested in the S&P 500 Composite Index would have been worth $103 by December 31, 2005. An investment of $100 in the Peer Group in 2000 would have been worth $125 on December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
		Shares	Options
		Deemed to	Exercisable
Title of		be Beneficially	Within
Class of Stock	Name of Beneficial Owner	Owned(a)(b)(c)	60 Days(d)	% of Class

Common	Linda G. Alvarado	20,628	—	*
Common	Colin G. Campbell	14,810	—	*
Common	Anne Sutherland Fuchs	1,963	—	*
Common	Ernie Green	29,719	14,536	*
Common	James H. Keyes	16,128	3,928	*
Common	John S. McFarlane	17,360	7,136	*
Common	Eduardo R. Menascé	6,792	__	*
Common	Michael I. Roth	28,417	9,017	*
Common	David L. Shedlarz	9,092	—	*
Common	Robert E. Weissman	9,250	139	*
Common	Michael J. Critelli	1,562,002	1,261,081	*
Common	Murray D. Martin	603,372	493,274	*
Common	Bruce P. Nolop	341,535	255,184	*
Common	Michele Coleman Mayes	114,129	112,500	*
Common	Johnna G. Torsone	234,682	206,616	*

Common	All executive officers and directors as a group (24)	3,717,662	2,995,211	1.6%

*	Less than 1% of Pitney Bowes Inc. common stock.
(a)	These shares represent common stock beneficially owned as of March 1, 2006 and shares for which such person has the right to acquire beneficial ownership within 60 days thereafter.
(b)	Other than with respect to ownership by family members, the reporting persons have sole voting and investment power with respect to the shares listed.
(c)	Includes shares that are held indirectly through the Pitney Bowes 401(k) Plan and its related excess plan.
(d)	The director or executive officer has the right to acquire beneficial ownership of this number of shares within 60 days of March 1, 2006 by exercising outstanding stock options.

Beneficial Ownership

The only persons or groups known to the company to be the beneficial owners of more than five percent of any class of the company’s voting securities are reflected in the chart below. The following information is based solely upon Schedules 13G filed by the entities shown with the Securities and Exchange Commission as of the date appearing below.

Name and Address of Beneficial Owner	Amount and Nature of		Percent of
	Beneficial Ownership		Common

Dodge & Cox
555 California Street, 40th Floor	13,243,350	(a)	5.8%
San Francisco, CA 94104

Capital Research and Management Company
333 South Hope Street, 53rd Floor	12,507,100	(b)	5.5%
Los Angeles, CA 90071

NWQ Investment Management Company, LLC
2049 Century Park East, 16th Floor	12,140,848	(c)	5.3%
Los Angeles, CA 90067-1905

(a)	As of December 31, 2005, Dodge & Cox, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, had sole investment power with respect to such shares, sole voting power with respect to 12,376,000 shares and shared voting power with respect to 140,300 shares.

(b)	As of December 31, 2005, Capital Research and Management Company, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, had sole investment power with respect to such shares and sole voting power with respect to 3,992,200 shares. Capital Research and Management Company is deemed to be the beneficial owner of these shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

(c)	As of December 31, 2005, NWQ Investment Management Company, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, had sole investment power with respect to such shares and sole voting power with respect to 10,253,289 shares.

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial statements — see Item 8 on page 35 and “Index to Financial Schedules” on page 81 of the Original Filing.

	2.	Financial statement schedules — see “Index to Financial Schedules” on page 81 of the Original Filing.

	3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Reg. S-K exhibits	Description	Status or incorporation by reference

(3)(a)	Restated Certificate of Incorporation,	Incorporated by reference to Exhibit
	as amended	(3a) to Form 10-K as filed with the
Commission on March 30, 1993.
(Commission file
number 1-3579)
(a.1)	Certificate of Amendment to the Restated Certificate	Incorporated by reference to Exhibit
	of Incorporation (as amended May 29, 1996)	(a.1) to Form 10-K as filed with the
Commission on March 27, 1998.
(Commission file
number 1-3579)
(b)	By-laws, as amended	Incorporated by reference to Exhibit
(3)(ii) to Form 10-Q as filed with the
Commission on November 16, 1998.
(Commission file
number 1-3579)
(4)(a)	Preference Share Purchase Rights Agreement dated	Incorporated by reference to Exhibit
	December 11, 1995 between the Company and	(4) to Form 8-K as filed with the
	Chemical Mellon Shareholder Services, LLC., as	Commission on March 13, 1996.
	Rights Agent, as amended	(Commission file
number 1-3579)
(a.1)	Certificate of amendment to the Preference Share	Incorporated by reference to Exhibit
	Purchase Rights Agreement dated December 11, 1995	(4.4) to Form 8-A/A as filed with the
	between the Company and Chemical Mellon	Commission on December 19, 2003.
	Shareholder Services, LLC., as Rights Agent, as	(Commission file number 1-3579)
amended December 8, 1998
(b)	Form of Indenture between the Company and	Incorporated by reference to Exhibit
	SunTrust Bank, as Trustee	4.4 to Registration Statement on Form
S-3 (No. 333-72304) as filed with the
Commission on October 26, 2001.
(c)	Supplemental Indenture No. 1 dated April 23, 2004	Incorporated by reference to Exhibit
	between the Company and SunTrust Bank, as Trustee	4.1 to Form 8-K as filed with the
Commission on August 18, 2004.
(d)	Form of Indenture between the Company and	Incorporated by reference to Exhibit
	Citibank, N.A., as Trustee	4(a) to Registration Statement on
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
(10a) to Form 10-K as filed with the
Commission on March 30, 1993.
(Commission file
number 1-3579)

(b)	Pitney Bowes Inc. Directors’ Stock Plan (as amended	Incorporated by reference to Exhibit (i) to
	and restated 1999)	Form 10-K as filed with the Commission
on March 30, 2000. (Commission file
number 1-3579)

(b.1)	Pitney Bowes Inc. Directors’ Stock Plan (Amendment	Incorporated by reference to Exhibit (10)
	Number 1, effective as of May 12, 2003)	to Form 10-Q as filed with the
Commission on August 11, 2003.
(Commission file number 1-3579)

(c)	Pitney Bowes 1991 Stock Plan (as amended and	Incorporated by reference to Exhibit (10)
	restated)	to Form 10-Q as filed with the
Commission on May 14, 1998.
(Commission file number 1-3579)

Executive Compensation Plans:
(c.1)	Pitney Bowes 1998 Stock Plan (as amended and	Incorporated by reference to Exhibit
	restated)	(ii) to Form 10-K as filed with the
Commission on March 30, 2000.
(Commission file number 1-3579)

(c.2)	Pitney Bowes Stock Plan (as amended and restated	Incorporated by reference to Annex 1
	as of January 1, 2002)	to the proxy statement for the 2002
annual meeting of stockholders.
(Commission file number 1-3579)

(d)	Pitney Bowes Inc. Key Employees’ Incentive Plan	Incorporated by reference to Exhibit
	(as amended and restated)	(i) to Form 10-K as filed with the
Commission on March 26, 2001.
(Commission file number 1-3579)

(e)	Pitney Bowes Severance Plan (as amended, and	Incorporated by reference to Exhibit
	restated effective January 1, 1999)	(10-e), Exhibit (iv) to Form 10-K as
filed with the Commission on March
13, 2006. (Commission file number 1-
3579)

(f)	Pitney Bowes Senior Executive Severance Policy	Incorporated by reference to Exhibit
	(amended and restated as of January 1, 2000)	(10-f), Exhibit (v) to Form 10-K as
filed with the Commission on March
13, 2006. (Commission file number 1-
3579)

(g)	Pitney Bowes Inc. Deferred Incentive Savings Plan	Incorporated by reference to Exhibit
	for the Board of Directors	(i) to Form 10-Q as filed with the
Commission on May 15, 1997.
(Commission file number 1-3579)

(g.1)	Pitney Bowes Inc. Deferred Incentive Savings Plan for	Incorporated by reference to Exhibit
	the Board of Directors (as amended and restated 1999)	(iii) to Form 10-K as filed with the
Commission on March 30, 2000.
(Commission file number 1-3579)

(h)	Pitney Bowes Inc. Deferred Incentive Savings Plan	Incorporated by reference to Exhibit
	(amended and restated January 1, 2003)	(10-h), Exhibit (vi) to Form 10-K as
filed with the Commission on March
13, 2006. (Commission file number 1-
3579)

(i)	Pitney Bowes U.K. Stock Option Plan (as amended	Incorporated by reference to Exhibit
	and restated 1999)	(iv) to Form 10-K as filed with the
Commission on March 30, 2000.
(Commission file number 1-3579)

(j)	Pitney Bowes Separation Agreement with Karen M.	Incorporated by reference to Exhibit
	Garrison dated December 5, 2003	(iv) to Form 10-K as filed with the
Commission on March 9, 2004.
(Commission file number 1-3579)

(k)	Pitney Bowes Separation Agreement with Matthew S.	Incorporated by reference to Exhibit
	Kissner dated December 16, 2004	(10.1) to Form 8-K as filed with the
Commission on December 22, 2004.
(Commission file number 1-3579)

(l)	Pitney Bowes Terms of Employment Arrangements	Incorporated by reference to Exhibit
	for the Named Executive Officers for 2005 dated	(10.1) to Form 8-K as filed with the
	February 14, 2005	Commission on February 18, 2005.
(Commission file number 1-3579)

Other:

(m)	Subscription Agreement between Pitney Bowes Credit	Incorporated by reference to Exhibit
	Corporation and JCC Management LLC dated as of	(10) to Form 10-Q as filed with the
	March 31, 2005	Commission on May 6, 2005.
(Commission file number 1-3579)
(12)	Computation of ratio of earnings to fixed charges	Incorporated by reference to Exhibit
(12), Exhibit (i) to Form 10-K as filed
with the Commission on March 13,
2006. (Commission file number 1-
3579)

(21)	Subsidiaries of the registrant	Incorporated by reference to Exhibit
(21), Exhibit (ii) to Form 10-K as filed
with the Commission on March 13,
2006. (Commission file number 1-
3579)

(23)	Consent of experts and counsel	Incorporated by reference to Exhibit
(23), Exhibit (iii) to Form 10-K as
filed with the Commission on March
13, 2006 (Commission file number 1-
3579)

(31.1)	Certification of Chief Executive Officer Pursuant to	See page 22
Section 302 of the Sarbanes — Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer Pursuant to	See page 23
Section 302 of the Sarbanes — Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18	Incorporated by reference to Exhibit
	U.S.C. Section 1350	(32.1) to Form 10-K as filed with the
Commission on March 13, 2006
(Commission file number 1-3579)

(32.2)	Certification of Chief Financial Officer Pursuant to 18	Incorporated by reference to Exhibit
	U.S.C. Section 1350	(32.2) to Form 10-K as filed with the
Commission on March 13, 2006
(Commission file number 1-3579)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PITNEY BOWES INC.

By:    /s/ Michael J. Critelli
(Michael J. Critelli)
Chairman and Chief
Executive Officer

Date:August 14, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman and Chief Executive
/s/ Michael J. Critelli	Officer – Director	August 14, 2006
Michael J. Critelli	(Principal Executive Officer)

Executive Vice President and
/s/ Bruce P. Nolop	Chief Financial Officer	August 14, 2006
Bruce P. Nolop	(Principal Financial Officer)

Vice President – Finance and
/s/ Steven J. Green	Chief Accounting Officer	August 14, 2006
Steven J. Green	(Principal Accounting Officer)

/s/ Linda G. Alvarado	Director	August 14, 2006
Linda G. Alvarado

/s/ Anne Sutherland Fuchs	Director	August 14, 2006
Anne Sutherland Fuchs

/s/ Ernie Green	Director	August 14, 2006
Ernie Green

/s/ James H. Keyes	Director	August 14, 2006
James H. Keyes

	Director	, 2006
Eduardo R. Menascé

/s/ John S. McFarlane	Director	August 14, 2006
John S. McFarlane

/s/ Michael I. Roth	Director	August 14, 2006
Michael I. Roth

/s/ David L. Shedlarz	Director	August 14, 2006
David L. Shedlarz

	Director	, 2006
David B. Snow, Jr.

/s/ Robert E. Weissman	Director	August 14, 2006
Robert E. Weissman