Form 10-Q
period 2006-09-30
PITNEY BOWES INC /DE/
filed 2006-11-09
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-3579
September 30, 2006

PITNEY BOWES INC.

Incorporated in Delaware	I.R.S. Employer Identification No. 06-0495050

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule12b-2 of the Exchange Act).
Yes ☐  No ☒

There were 221,879,663 shares of common stock outstanding as of October 27, 2006.

PITNEY BOWES INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005(1)	2006	2005(1)

Revenue:
Equipment sales	$337,291	$295,026	$959,683	$883,603
Supplies	84,728	73,165	250,412	222,797
Software	49,979	49,236	139,614	123,291
Rentals	196,219	198,894	590,257	606,029
Financing	185,547	162,810	538,139	488,334
Support services	182,294	172,216	529,399	518,176
Business services	397,273	377,682	1,176,682	1,097,335

Total revenue	1,433,331	1,329,029	4,184,186	3,939,565

Costs and expenses:
Cost of equipment sales	173,068	146,147	485,828	443,500
Cost of supplies	26,071	18,105	66,475	54,372
Cost of software	11,044	10,260	32,326	26,787
Cost of rentals	42,231	38,975	128,070	125,261
Cost of support services	104,042	97,574	298,791	290,898
Cost of business services	307,378	299,863	917,285	888,522
Selling, general and administrative	443,426	412,049	1,293,619	1,220,930
Research and development	41,893	40,265	124,409	122,551
Restructuring charges	6,771	12,918	17,409	23,480
Charitable contribution	—	—	—	10,000
Interest, net	51,962	49,421	160,600	136,486

Total costs and expenses	1,207,886	1,125,577	3,524,812	3,342,787

Income from continuing operations before income taxes and minority interest	225,445	203,452	659,374	596,778
Provision for income taxes	77,565	68,023	247,222	200,243
Minority interest	3,653	2,410	9,814	6,914

Income from continuing operations	144,227	133,019	402,338	389,621
Income (loss) from discontinued operations, net of tax	4,393	6,789	(456,264)	30,420

Net income (loss)	$148,620	$139,808	$(53,926)	$420,041

Basic earnings (loss) per share of common stock:
Continuing operations	$0.65	$0.58	$1.80	$1.70
Discontinued operations	0.02	0.03	(2.05)	0.13

Net income (loss)	$0.67	$0.61	$(0.24)	$1.83

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.64	$0.57	$1.78	$1.67
Discontinued operations	0.02	0.03	(2.02)	0.13

Net income (loss)	$0.66	$0.60	$(0.24)	$1.80

Dividends declared per share of common stock	$0.32	$0.31	$0.96	$0.93

(1) Adjusted to include the effect of discontinued operations and stock-based compensation expense. See Notes 4 and 14, respectively, for additional information.

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share data)

	September 30, 2006	December 31, 2005(1)

ASSETS
Current assets:
Cash and cash equivalents	$202,865	$243,509
Short-term investments	830,711	56,193
Accounts receivables, less allowances of $46,470 and $46,261, respectively	674,267	658,198
Finance receivables, less allowances of $44,693 and $52,622, respectively	1,325,764	1,342,446
Inventories	244,523	220,918
Other current assets and prepayments	239,940	221,051

Total current assets	3,518,070	2,742,315

Property, plant and equipment, net	614,817	621,954
Rental property and equipment, net	491,777	1,022,031
Property leased under capital leases, net	2,427	2,611
Long-term finance receivables, less allowances of $39,140 and $76,240, respectively	1,522,162	1,841,673
Investment in leveraged leases	255,993	1,470,025
Goodwill	1,788,081	1,611,786
Intangible assets, net	378,279	347,414
Other assets	849,333	961,573

Total assets	$9,420,939	$10,621,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,568,610	$1,538,860
Income taxes payable	1,007,700	55,903
Notes payable and current portion of long-term obligations	1,007,712	857,742
Advance billings	466,511	458,392

Total current liabilities	4,050,533	2,910,897

Deferred taxes on income	487,657	1,859,950
Long-term debt	3,348,990	3,849,623
Other noncurrent liabilities	266,631	326,663

Total liabilities	8,153,811	8,947,133

Preferred stockholders’ equity in a subsidiary company	310,000	310,000

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	12	17
Cumulative preference stock, no par value, $2.12 convertible	1,092	1,158
Common stock, $1 par value	323,338	323,338
Capital in excess of par value	227,440	222,908
Retained earnings	4,056,278	4,324,451
Accumulated other comprehensive income	163,406	76,917
Treasury stock, at cost	(3,814,438)	(3,584,540)

Total stockholders’ equity	957,128	1,364,249

Total liabilities and stockholders’ equity	$9,420,939	$10,621,382

(1) Adjusted to include the effect of stock-based compensation expense. See Note 14 for additional information.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,

	2006	2005(1)

Cash flows from operating activities:
Net (loss) income	$(53,926)	$420,041
Loss on sale of Capital Services, net of tax	445,150	—
Gain on sale of Imagistics, net of tax	(11,065)	—
Non-cash charge from FSC tax law change	16,209	—
Non-cash tax charge	61,000	—
Tax and bond payments related to IRS settlement and Capital Services sale	(238,500)	(200,000)
Restructuring and other charges, net of tax	11,140	22,034
Restructuring and other payments	(40,983)	(58,922)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	272,048	248,544
Stock-based compensation	20,522	19,535
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	22,523	(63,135)
Net investment in internal finance receivables	(137,969)	(39,402)
Inventories	(6,877)	(15,765)
Other current assets and prepayments	(9,187)	(5,851)
Accounts payable and accrued liabilities	(10,347)	(30,054)
Deferred taxes on income and income taxes payable	1,208	111,992
Advanced billings	(6,079)	27,676
Other, net	923	(10,958)

Net cash provided by operating activities	335,790	425,735

Cash flows from investing activities:	—
Short-term investments	(778,544)	(34,428)
Net proceeds from sale of main plant	—	30,238
Capital expenditures	(243,858)	(215,446)
Net investment in Capital Services	81,997	105,378
Net proceeds from sale of Imagistics lease portfolio	281,653	—
Proceeds from sale of Capital Services	746,897	—
Advance against COLI cash surrender value	138,381	—
Acquisitions, net of cash acquired	(225,195)	(283,764)
Reserve account deposits	10,390	(9,100)

Net cash provided by (used in) investing activities	11,721	(407,122)

Cash flows from financing activities:
Increase in notes payable, net	487,499	65,768
Proceeds from long-term obligations	—	900,058
Principal payments on long-term obligations	(391,917)	(672,046)
Proceeds from issuance of stock	65,412	71,465
Stock repurchases	(311,760)	(189,951)
Dividends paid	(214,247)	(213,761)

Net cash used in financing activities	(365,013)	(38,467)

Effect of exchange rate changes on cash	2,346	(1,836)

Decrease in cash and cash equivalents	(15,156)	(21,690)
Cash and cash equivalents at beginning of period	243,509	316,217
Cash included in assets of discontinued operations	(25,488)	—

Cash and cash equivalents at end of period	$202,865	$294,527

Interest paid	$165,828	$152,443

Income taxes paid, net	$438,420	$99,313

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

          The accompanying unaudited condensed consolidated financial statements of Pitney Bowes Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly our financial position at September 30, 2006 and December 31, 2005, our results of operations for the three and nine months ended September 30, 2006 and 2005 and our cash flows for the nine months ended September 30, 2006 and 2005 have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2006.

          These statements should be read in conjunction with the financial statements and notes thereto included in our 2005 Annual Report to Stockholders on Form 10-K.

          Certain prior year amounts have been reclassified to conform with the current period presentation.

2.	Nature of Operations

          We are a provider of leading-edge, global, integrated mail and document management solutions for organizations of all sizes. We operate in two business groups: Mailstream Solutions and Mailstream Services. The Mailstream Solutions group involves the sale, rental, and financing of mail finishing, mail creation and shipping equipment; high speed production mail systems and sorting equipment; supplies, equipment based software, and support services; non-equipment based mailing and customer communication software; and electronic statement, billing and payment solutions. The Mailstream Services group provides facilities management for advanced mailing, secure mail services, reprographic, and document management services; presort mail services and international outbound mail services; direct marketing services for hard to reach consumers and web-based tools for the customization of promotional mail and marketing collateral. See Note 7 for details of our reporting segments and a description of their activities.

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

          In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R) (revised 2004), “Share-Based Payment.” SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the condensed consolidated financial statements. SFAS 123(R) requires compensation cost to be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Prior to our adoption of SFAS 123(R), we used the nominal vesting period approach to determine the pro forma stock-based compensation expense for all awards. SFAS 123(R) also requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. We adopted the provisions of SFAS 123(R) on January 1, 2006 using the modified retrospective application. See Note 14 for further disclosures related to our stock-based compensation.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

          In June 2005, the FASB issued FASB Staff Position (FSP) No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive). The adoption of this FSP did not have a material effect on our financial position, results of operations or cash flows for those European Union (EU) countries that enacted the Directive into country-specific laws.

          In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation will be adopted by us on January 1, 2007. We are continuing to evaluate the impact of adopting FIN 48.

          In July 2006, the FASB issued FSP No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. FSP No. FAS 13-2 will be adopted by us on January 1, 2007. We are continuing to evaluate the impact of adopting this FSP.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(SFAS 157), to define how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where it is allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. SFAS 157 takes effect for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption allowed. We are currently evaluating the impact of adopting this Statement.

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158) to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. We will adopt the provisions of SFAS 158 at December 31, 2006. The adoption of SFAS 158 is expected to reduce stockholders’ equity at December 31, 2006 by approximately $410 million; however, the final amount will depend on actuarial estimates prepared as of December 31, 2006. SFAS 158 does not affect our results of operations or cash flows.

4.	Discontinued Operations

          During the second quarter of 2006, we completed the sale of our Imagistics lease portfolio to De Lage Landen Operational Services, LLC, a subsidiary of Rabobank Group, for approximately $288 million. Net proceeds on the sale were approximately $282 million after transaction expenses. We have reported the results of the Imagistics lease portfolio in discontinued operations including an after-tax gain of approximately $11 million from the sale of this portfolio. Imagistics’ results were previously included in our Capital Services segment. Additionally, prior year results have been adjusted to be reflected as discontinued operations.

          On July 14, 2006, we completed the sale of our Capital Services external financing business to Cerberus Capital Management, L.P. (Cerberus) for approximately $747 million and the assumption of approximately $470 million of non-recourse debt and other liabilities. The proceeds are subject to final working capital adjustments. For the nine months ended September 30, 2006, we have reported the results of the Capital Services business in discontinued operations including an after-tax loss of $445 million from the sale of this business. Prior year results have been adjusted to be reflected as discontinued operations. This sale resulted in the disposition of most of the external financing activity in the Capital Services segment. We have retained certain leveraged leases in Canada which are now included in our International Mailing segment. The proceeds received at closing have been invested in short-term investments and will be utilized to pay our tax obligations. See Note 16 for further discussion.

          In August 2006, we reached a settlement with the Internal Revenue Service (IRS) on all outstanding tax audit issues in dispute for tax years through 2000. In the second quarter of 2006, we estimated the potential impact of the anticipated settlement

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

and recorded $61 million of additional tax expense of which $41 million was included in discontinued operations. This estimate was not affected by the final settlement agreement reached in August 2006. See Note 16 for further discussion of the IRS settlement.

          We accrued in discontinued operations an additional tax expense of $16.2 million in the second quarter of 2006 to record the impact of the recently-enacted Tax Increase Prevention and Reconciliation Act (TIPRA). The TIPRA legislation repealed the exclusion from federal income taxation of a portion of the income generated from certain leveraged leases of aircraft by foreign sales corporations (FSC).

          The following table shows selected financial information included in discontinued operations for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Discontinued Operations
Revenue	$4,218	$27,405	$81,199	$94,831
Pretax (loss) income	$(14,675)	$10,395	$25,275	$46,464

Net income	$7,914	$6,789	$35,030	$30,420
Loss (gain) on sale of Imagistics, net of $368 tax benefit and $7,075 tax expense, respectively	(576)	—	11,065	—
FSC tax law change	—	—	(16,209)	—
Additional tax on IRS settlement	—	—	(41,000)	—
Loss on sale of Capital Services, net of $1,883 and $284,605 tax benefit, respectively	(2,945)	—	(445,150)	—

Total discontinued operations, net of tax	$4,393	$6,789	$(456,264)	$30,420

          Interest expense included in discontinued operations was $1.4 million and $2.5 million for the three months ended September 30, 2006 and 2005, respectively, and $19.2 million and $8.7 million for the nine months ended September 30, 2006 and 2005, respectively. Interest expense recorded in discontinued operations includes only interest on third-party debt that has been assumed by Cerberus. We have not allocated other consolidated interest expense to discontinued operations.

5.	Acquisitions

          On July 31, 2006, we completed the acquisition of Print, Inc. for approximately $47 million in cash. Print, Inc. provides printer supplies, service and equipment under long-term managed services contracts. The goodwill was assigned to the U.S. Mailing segment.

          On June 15, 2006, we completed the acquisition of substantially all the assets of Advertising Audit Service and PMH Caramanning (collectively AAS) for approximately $40 million in cash. AAS offers a variety of web-based tools for the customization of promotional mail and marketing collateral and designs and manages customer and channel performance solutions. The goodwill was assigned to the Marketing Services segment.

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

          The following table summarizes selected financial data for the opening balance sheet allocation of these acquisitions:

	Print, Inc.	AAS	Ibis	Emtex	Danka	Imagitas	Compulit

Purchase price allocation
Current assets	$11,162	$419	$6,576	$12,454	$11,616	$40,577	$4,462
Other non-current assets	2,499	820	3,474	800	6,513	3,267	656
Intangible assets	13,700	11,000	20,100	12,300	4,203	59,600	2,797
Goodwill	27,792	28,802	38,077	26,465	8,358	195,234	17,541
Current liabilities	(7,112)	(1,041)	(3,227)	(7,217)	(16,690)	(42,600)	(1,130)
Non-current liabilities	(1,076)	—	—	(3,802)	—	(25,216)	—

Purchase price	$46,965	$40,000	$65,000	$41,000	$14,000	$230,862	$24,326

Intangible assets
Customer relationships	$10,700	$7,300	$10,750	$4,100	$3,327	$18,300	$2,366
Supplier relationships	—	—	—	—	—	33,300	—
Mailing software and technology	—	3,700	8,250	6,150	—	4,000	—
Trademarks and tradenames	3,000	—	1,100	2,050	876	4,000	431

Total intangible assets	$13,700	$11,000	$20,100	$12,300	$4,203	$59,600	$2,797

Intangible assets amortization period
Customer relationships	10 years	10 years	10 years	10 years	15 years	5 years	4 years
Supplier relationships	—	—	—	—	—	9 years	—
Mailing software and technology	—	5 years	5 years	5 years	—	5 years	—
Trademarks and trade names	3 years	—	3 years	5 years	4 years	5 years	5 years

Total weighted average	7 years	7 years	7 years	7 years	13 years	8 years	4 years

          Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for Print, Inc., AAS, Ibis and Emtex. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition. The amount of tax deductible goodwill added from acquisitions in the nine months ended September 30, 2006 and 2005 was $120 million and $28.3 million, respectively.

          During the three and nine months ended September 30, 2006 , we also completed several smaller acquisitions, the cost of which was $21.2 million and $38.2 million, respectively. These acquisitions did not have a material impact on our financial results.

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

          The following unaudited pro forma consolidated revenue has been prepared as if the acquisitions of Print, Inc., AAS, Ibis, Emtex, Danka, Imagitas and Compulit had occurred at the beginning of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Total revenue	$1,435,581	$1,361,404	$4,204,591	$4,041,805

          The pro forma earnings results of these acquisitions were not material to net income or earnings per share. The pro forma consolidated results do not purport to be indicative of actual results that would have occurred had the acquisitions been completed on January 1, 2006 and 2005, nor do they purport to be indicative of the results that will be obtained in the future.

6.	Earnings per Share

          A reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2006 and 2005 is as follows:

	2006			2005

	Income	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share

Net income	$148,620	—	—	$139,808	—	—
Less:
Preferred stock dividends	—	—	—	—	—	—
Preference stock dividends	(22)	—	—	(21)	—	—

Basic earnings per share	$148,598	221,322	$0.67	$139,787	228,379	$0.61

Effect of dilutive securities:
Preferred stock	—	8	—	—	8	—
Preference stock	22	673	—	21	715	—
Stock options	—	1,911	—	—	2,239	—
Other	—	169	—	—	125	—

Diluted earnings per share	$148,620	224,083	$0.66	$139,808	231,466	$0.60

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

          A reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 2006 and 2005 is as follows:

	2006			2005

	Loss	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share

Net (loss) income	$(53,926)	—	—	$420,041	—	—
Less:
Preferred stock dividends	—	—	—	(1)	—	—
Preference stock dividends	(66)	—	—	(68)	—	—

Basic (loss) earnings per share	$(53,992)	223,000	$(0.24)	$419,972	229,335	$1.83

Effect of dilutive securities:
Preferred stock	—	8	—	1	8	—
Preference stock	66	689	—	68	739	—
Stock options	—	1,987	—	—	2,497	—
Other	—	164	—	—	139	—

Diluted (loss) earnings per share	$(53,926)	225,848	$(0.24)	$420,041	232,718	$1.80

          In accordance with SFAS No. 128, “Earnings per Share,” 1.8 million and 1.6 million common stock equivalent shares for the three months ended September 30, 2006 and 2005, respectively, and 1.8 million and 1.3 million common stock equivalent shares for the nine months ended September 30, 2006 and 2005, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was anti-dilutive.

7.	Segment Information

          During the second quarter 2006, we reassessed our organizational structure in light of the sale of the Capital Services business and revised our business segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We conduct our business activities in seven business segments within the Mailstream Solutions and Mailstream Services business groups. As a result of these changes, we have reclassified the prior year amounts for the segment changes. The following details the activities of each segment within the two business groups:

Mailstream Solutions:

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

Production Mail: Includes the worldwide sale, service and financing of our high speed, production mail systems and sorting equipment.

Software: Includes the worldwide sale and support services of non-equipment based mailing and customer communication software.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Mailstream Services:

Management Services: Includes our worldwide facilities management services, secure mail services, reprographic, document management services, litigation support services and eDiscovery services to legal firms.

Mailing Services: Includes our presort mail services and our international mail processing services.

Marketing Services: Includes our direct marketing services for hard to reach customers and our web-tools for the customization of promotional mail and marketing collateral.

          Revenue and EBIT by business segment for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005(1)	2006	2005(1)

Revenue:
U.S. Mailing	$587,226	$558,901	$1,729,983	$1,670,784
International Mailing	252,641	216,254	741,639	676,421
Production Mail	146,212	126,956	396,268	371,734
Software	49,979	49,236	139,614	123,291

Mailstream Solutions	1,036,058	951,347	3,007,504	2,842,230

Management Services	263,229	261,535	798,280	805,008
Mail Services	91,067	83,610	275,914	247,525
Marketing Services	42,977	32,537	102,488	44,802

Mailstream Services	397,273	377,682	1,176,682	1,097,335

Total revenue	$1,433,331	$1,329,029	$4,184,186	$3,939,565

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005(1)	2006	2005(1)

EBIT: (2)
U.S. Mailing	$232,337	$225,387	$697,816	$669,160
International Mailing	43,843	40,741	131,565	134,160
Production Mail	13,668	9,525	32,512	20,094
Software	7,566	9,259	17,183	15,822

Mailstream Solutions	297,414	284,912	879,076	839,236

Management Services	18,976	16,627	61,367	48,622
Mail Services	9,444	5,232	30,100	12,579
Marketing Services	6,087	4,291	11,803	6,557

Mailstream Services	34,507	26,150	103,270	67,758

Total EBIT	331,921	311,062	982,346	906,994

Unallocated amounts:
Interest, net	(51,962)	(49,421)	(160,600)	(136,486)
Corporate expense	(47,743)	(45,271)	(144,963)	(140,250)
Restructuring charges	(6,771)	(12,918)	(17,409)	(23,480)
Charitable contribution	—	—	—	(10,000)

Income from continuing operations before income taxes and minority interest	$225,445	$203,452	$659,374	$596,778

(1)

Adjusted to include the effect of discontinued operations, stock-based compensation expense and to conform with the current period presentation. See Notes 4 and 14, respectively, for additional information.

(2)	EBIT excludes general corporate expenses.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

8.	Inventories

Inventories are composed of the following:

	September 30, 2006	December 31, 2005

Raw materials and work in process	$104,815	$96,669
Supplies and service parts	84,559	63,441
Finished products	55,149	60,808

Total	$244,523	$220,918

9.	Fixed Assets

	September 30, 2006	December 31, 2005

Property, plant and equipment	$1,822,340	$1,737,908
Accumulated depreciation	(1,207,523)	(1,115,954)

Property, plant and equipment, net	$614,817	$621,954

Rental property and equipment	$1,038,054	$1,840,221
Accumulated depreciation	(546,277)	(818,190)

Rental property and equipment, net	$491,777	$1,022,031

Property leased under capital leases	$6,648	$8,662
Accumulated amortization	(4,221)	(6,051)

Property leased under capital leases, net	$2,427	$2,611

          Depreciation expense was $78.2 million and $72.5 million for the three months ended September 30, 2006 and 2005, respectively. Depreciation expense was $233.1 million and $219.7 million for the nine months ended September 30, 2006 and 2005, respectively.

10.	Intangible Assets and Goodwill

Intangible assets are composed of the following:

	September 30, 2006		December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$316,875	$76,433	$273,674	$53,966
Supplier relationships	33,300	5,014	33,300	2,194
Mailing software and technology	130,874	37,840	113,475	30,525
Trademarks and trade names	26,923	11,394	21,841	9,702
Non-compete agreements	3,880	2,892	5,122	3,611

	$511,852	$133,573	$447,412	$99,998

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

          Amortization expense for intangible assets for the three months ended September 30, 2006 and 2005 was $14.8 million and $11.4 million, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2006 and 2005 was $39 million and $28.8 million, respectively. Estimated intangible assets amortization expense for the remainder of 2006 and the next five years is as follows:

Remaining for the year ending 12/31/06	$13,271
For the year ending 12/31/07	$51,843
For the year ending 12/31/08	$50,134
For the year ending 12/31/09	$47,600
For the year ending 12/31/10	$40,864
For the year ending 12/31/11	$33,967

          As a result of the change in our segments discussed further in Notes 2 and 7, we reallocated our goodwill to these new reportable segments. Changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2006 are as follows:

	Balance at January 1, 2006	Acquired during the period	Other	Balance at September 30, 2006

U.S. Mailing	$81,430	$29,580	$4,021	$115,031
International Mailing	403,704	4,046	32,849	440,599
Production Mail	42,626	10,349	—	52,975
Software	293,467	27,267	(885)	319,849

Mailstream Solutions	821,227	71,242	35,985	928,454

Management Services	383,640	38,077	4,872	426,589
Mail Services	211,686	—	(581)	211,105
Marketing Services	195,233	28,802	(2,102)	221,933

Mailstream Services	790,559	66,879	2,189	859,627

Total	$1,611,786	$138,121	$38,174	$1,788,081

          “Other” includes the impact of post closing acquisition and foreign currency translation adjustments.

11.	Long-term Debt

          On September 30, 2006, $1.6 billion remained available under the shelf registration statement filed in February 2005 with the Securities and Exchange Commission (SEC), permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

12.	Comprehensive Income

          Comprehensive income for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net income (loss)	$148,620	$139,808	$(53,926)	$420,041
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14,602)	(2,885)	91,099	(18,714)
Net unrealized (loss) gain on derivative instruments	(3,514)	(2,150)	(4,609)	1,309

Comprehensive income	$130,504	$134,773	$32,564	$402,636

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

13.	Restructuring Charges

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

          In connection with our previously announced restructuring initiatives, our pre-tax restructuring charges are composed of:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Severance and benefit costs	$5,799	$10,013	$14,936	$47,792
Asset impairments	225	1,790	739	2,770
Other exit costs	747	1,115	1,734	3,156
Gain on sale of main plant	—	—	—	(30,238)

Total	$6,771	$12,918	$17,409	$23,480

          All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 3,800 employees worldwide from the inception of this plan through September 30, 2006 and expected future workforce reductions of approximately 500 employees. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 68% of the cumulative workforce reductions to date are in the U.S. International workforce reductions are primarily concentrated in Europe and Canada. During the nine months ended September 30, 2005, we recorded a pre-tax gain of $30.2 million related to the sale of our main plant manufacturing facility in Connecticut.

          Pre-tax restructuring reserves at September 30, 2006 are composed of the following:

	Balance at January 1, 2006	Restructuring charges	Cash payments	Non-cash charges	Balance at September 30, 2006

Severance and benefit costs	$44,635	$14,936	$(38,342)	$—	$21,229
Asset impairments	—	739	—	(739)	—
Other exit costs	5,234	1,734	(2,641)	—	4,327

	$49,869	$17,409	$(40,983)	$(739)	$25,556

          Pre-tax restructuring reserves at December 31, 2005 are composed of the following:

	Balance at January 1, 2005	Restructuring charges	Cash payments	Non-cash charges	Balance at December 31, 2005

Severance and benefit costs	$48,404	$70,602	$(74,371)	$—	$44,635
Asset impairments	—	6,938	—	(6,938)	—
Other exit costs	3,059	6,348	(4,173)	—	5,234
Gain on sale of main plant	—	(30,238)	30,238	—	—

	$51,463	$53,650	$(48,306)	$(6,938)	$49,869

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

14.	Stock-based Compensation

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

          The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Cost of equipment sales	$456	$461	$1,405	$1,323
Cost of support services	197	199	606	571
Cost of business services	275	278	832	798
Selling, general and administrative	5,568	5,631	16,998	16,165
Research and development	233	236	681	678

Pre-tax stock-based compensation	6,729	6,805	20,522	19,535
Income tax	(2,288)	(2,314)	(6,977)	(6,642)

Stock-based compensation expense, net	$4,441	$4,491	$13,545	$12,893

Basic earnings per share impact	$0.02	$0.02	$0.06	$0.06

Diluted earnings per share impact	$0.02	$0.02	$0.06	$0.06

          At September 30, 2006, $40.8 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of three years. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005, was approximately $3.1 million and $2.6 million, respectively. There were no capitalized stock-based compensation costs at September 30, 2006 and 2005. Proceeds from issuance of stock in our condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 includes $1.8 million and $3.5 million of windfall tax benefits from stock option exercises, respectively.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

          The following table details the retroactive application impact of SFAS 123(R) on our previously reported Condensed Consolidated Statements of Income results:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005

	As previously reported (1)	Adjusted	As previously reported (1)	Adjusted

Income from continuing operations before income taxes and minority interest	$210,257	$203,452	$616,313	$596,778
Net income	$144,299	$139,808	$432,934	$420,041
Basic earnings per share from continuing operations	$0.60	$0.58	$1.76	$1.70
Diluted earnings per share from continuing operations	$0.59	$0.57	$1.73	$1.67

(1) Adjusted to include the effect of discontinued operations.

          The following table details the retroactive application impact of SFAS 123(R) on our previously reported Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30, 2005

	As previously reported	Adjusted

Net cash provided by operating activities	$432,599	$425,735
Net cash used in financing activities	$(45,331)	$(38,467)

          The following table details the retroactive application impact of SFAS 123(R) on our previously reported Condensed Consolidated Balance Sheet:

	As of December 31, 2005

	As previously reported	Adjusted

Deferred taxes on income	$1,922,258	$1,859,950
Total liabilities	$9,009,441	$8,947,133
Capital in excess of par value	$—	$222,908
Retained earnings	$4,485,051	$4,324,451
Total stockholders’ equity	$1,301,941	$1,364,249

Incentive Awards

          Long-term incentive awards are provided to employees under the terms of our plans. The Executive Compensation Committee of the Board of Directors administers these plans. Awards granted under these plans may include stock options, restricted stock units, other stock based awards, cash or any combination thereof.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Stock Options

          Under our stock plan, certain officers and employees are granted options at prices equal to the market value of our common shares at the date of grant. Options granted in 2004 and prior thereto generally become exercisable in three equal installments during the first three years following their grant and expire after ten years. Options granted in 2005 and thereafter generally become exercisable in four equal installments during the first four years following their grant and expire ten years from the date of grant. At September 30, 2006, there were 10,409,324 options available for future grants under this plan.

          The following table summarizes information about stock option transactions:

	Shares	Per share weighted average exercise price

Options outstanding at December 31, 2005	22,037,808	$41
Granted	1,967,243	$43
Exercised	(1,649,479)	$32
Canceled	(794,932)	$48
Forfeited	(514,578)	$42

Options outstanding at September 30, 2006	21,046,062	$42

Options exercisable at September 30, 2006	16,112,631	$41

          The weighted-average remaining contractual life of the options outstanding and exercisable at September 30, 2006 was 6.9 years and 5.9 years, respectively. The intrinsic value of the options outstanding and exercisable at September 30, 2006 was $112.1 million and $104 million, respectively.

          Beginning in 1997, certain employees eligible for performance-based compensation may defer up to 100% of their annual awards, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan. Participants may allocate deferred compensation among specified investment choices. Previously the investment choices offered included stock options under the U.S. stock option plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years from the date of grant. There were 255,987 options outstanding under this plan at September 30, 2006, which are included in outstanding options under the U.S. stock option plan. Beginning with the 2004 plan year, options were not offered as an investment choice and therefore there were no options granted in 2004 and thereafter.

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

          The fair value of stock options granted during the nine months ended September 30, 2006 and 2005 and related assumptions were as follows:

	Nine months ended September 30,

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Restricted Stock and Restricted Stock Units

          Our stock plan permits the issuance of restricted stock and restricted stock units. Restricted stock units are stock awards that are granted to employees and entitle the holder to shares of common stock as the award vests, typically over a four year period. The fair value of the awards is determined on the grant date based on our stock price at that date. Restricted stock awards are subject to one or more restrictions, which may include continued employment over a specified period or the attainment of specified financial performance goals. Where a restricted stock award is subject to both tenure and attainment of financial performance goals, the restrictions would be released, in total or in part, only if the executive is still employed by us at the end of the performance period and if the performance objectives are achieved. Where the sole restriction of a restricted stock award is continued employment over a specified period, such period may not be less than three years. The compensation expense for each award is recognized over the performance period.

          The following table summarizes information about restricted stock units transactions:

	Shares / Units	Weighted average grant date fair value

Restricted stock / units outstanding at December 31, 2005	208,350	$38
Granted	256,519	$43
Vested	(12,825)	$43
Forfeited	(14,059)	$43

Restricted stock / units outstanding at September 30, 2006	437,985	$40

Employee Stock Purchase Plans

          The U.S. Employee Stock Purchase Plan enables substantially all U.S. and Canadian employees to purchase shares of our common stock at a discounted offering price and is considered a compensatory plan in accordance with SFAS 123(R). In 2006, the offering price was 85% of the average price of our common stock on the New York Stock Exchange on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. The U.K. S.A.Y.E. Plan also enables eligible employees of our participating U.K. subsidiaries to purchase shares of our stock at a discounted offering price which, in 2005, was 90% of the average closing price of our common stock on the New York Stock Exchange for the three business days preceding the offering date. We may grant rights to purchase up to 7,099,876 common shares to our regular employees under the U.S. and U.K. Plans. Compensation expense relating to the U.S. Plan is recognized over a twelve month participation period. Compensation expense for the U.K. Plan is recognized over participation periods of three or five years.

Directors’ Stock Plan

          Under this plan, each non-employee director is granted 1,400 shares of restricted common stock annually. Shares granted at no cost to the directors were 14,000 in 2006 and 13,563 in 2005. Year to date compensation expense, net of taxes, was $0.4 million for the nine months ended September 30, 2006 and 2005, respectively. The shares carry full voting and dividend rights but, except as provided herein, may not be transferred or alienated until the later of (1) termination of service as a director, or, if earlier, the date of a change of control, or (2) the expiration of the six-month period following the grant of such shares. If a director terminates service as a director prior to the expiration of the six-month period following a grant of restricted stock, that award will be forfeited. The Directors’ Stock Plan permits certain limited dispositions of restricted common stock to family members, family trusts or partnerships, as well as donations to charity after the expiration of the six-month holding period, provided the director retains a minimum of 7,500 shares of restricted common stock.

          Beginning in 1997, non-employee directors may defer up to 100% of their eligible compensation, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan for directors. Participants may allocate deferred compensation among specified investment choices. Previously the investment choices offered included stock options under the Directors’ Stock Plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years. There were 43,333 and 48,019 options outstanding under this plan at September 30, 2006, and 2005, respectively. Beginning with the 2004 plan year, options were not offered as an investment choice and therefore there were no options granted in 2004 and thereafter.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

15.	Pensions and Other Benefit Programs

Defined Benefit Pension Plans

          The components of net periodic benefit cost for defined benefit pension plans for the three months ended September 30, 2006 and 2005 are as follows:

	United States		Foreign

	Three Months Ended September 30,		Three Months Ended September 30,

	2006	2005	2006	2005

Service cost	$6,598	$8,175	$2,831	$2,141
Interest cost	22,867	21,878	5,750	5,147
Expected return on plan assets	(31,184)	(30,732)	(7,975)	(6,542)
Amortization of transition cost	—	—	(166)	(150)
Amortization of prior service cost	(533)	(692)	157	143
Amortization of net loss	8,683	7,646	2,571	992
Settlement / curtailment	—	—	—	160

Net periodic benefit cost	$6,431	$6,275	$3,168	$1,891

          The components of net periodic benefit cost for defined benefit pension plans for the nine months ended September 30, 2006 and 2005 are as follows:

	United States		Foreign

	Nine Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Service cost	$21,529	$25,247	$8,218	$7,291
Interest cost	70,851	67,568	16,731	15,936
Expected return on plan assets	(97,050)	(94,912)	(23,269)	(20,134)
Amortization of transition cost	—	—	(492)	(442)
Amortization of prior service cost	(1,651)	(2,138)	459	426
Amortization of net loss	25,764	19,960	7,936	6,263
Settlement / curtailment	—	—	—	160

Net periodic benefit cost	$19,443	$15,725	$9,583	$9,500

          We previously disclosed in our consolidated financial statements for the year ended December 31, 2005 that we expect to contribute up to $7 million and up to $15 million, respectively, to our U.S. and foreign pension plans during 2006. At September 30, 2006, $5.9 million and $8.5 million of contributions have been made to the U.S. and foreign pension plans, respectively.

Nonpension Postretirement Benefit Plans

          The components of net periodic benefit cost for nonpension postretirement benefit plans for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Service cost	$698	$790	$2,472	$2,460
Interest cost	2,707	3,202	9,883	10,713
Amortization of prior service cost	(367)	(478)	(1,296)	(1,489)
Amortization of net loss	432	304	2,227	1,816

Net periodic benefit cost	$3,470	$3,818	$13,286	$13,500

          For the three months ended September 30, 2006 and 2005, we made $8.1 million and $10.5 million of contributions representing benefit payments, respectively. Contributions for benefit payments were $25.5 million and $30.9 million for the nine months ended September 30, 2006 and 2005, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

16.	Income Taxes

          The effective tax rate for the three months ended September 30, 2006 and 2005 was 34.4% and 33.4% respectively. The effective tax rate for the nine months ended September 30, 2006 and 2005 was 37.5% and 33.6%, respectively. The difference in rates for the three month periods is primarily due to a reduction in tax benefits arising from life insurance and research activities. The difference in rates for the nine month periods is primarily due to an additional charge for $20 million in the second quarter of 2006 related to the IRS settlement discussed below.

          We accrued in the second quarter of 2006 in discontinued operations an additional tax expense of $16.2 million to record the impact of the recently-enacted Tax Increase Prevention and Reconciliation Act (“TIPRA”). The TIPRA legislation repealed the exclusion from federal income taxation of a portion of the income generated from certain leveraged leases of aircraft by foreign sales corporations. See Note 4 for further discussion of the discontinued operations.

          In August 2006, we reached a settlement with the IRS governing all outstanding tax audit issues in dispute for tax years through 2000. These disputed items related primarily to the tax treatment of corporate owned life insurance (COLI) and related interest expense, the tax effect of the sale of certain preferred share holdings and the tax treatment of certain Capital Services lease transactions. In the second quarter of 2006, we estimated the tax due as a result of the IRS settlement including our best estimate of the additional liability for these items in all open years, the sale of the Imagistics portfolio and the sale of the Capital Services business to be approximately $1.1 billion. Accordingly we recorded $61 million of additional tax expense. The $1.1 billion tax liability is net of $330 million of IRS tax bonds previously posted. In the third quarter, we paid $239 million of the $1.1 billion obligation to the IRS and we expect to pay the remainder by the end of 2006. These tax obligations are being funded with proceeds previously received from the sale of Imagistics and Capital Services and the advance against the cash surrender value of our COLI assets. $41 million of the $61 million tax expense relates to the Capital Services business and was included in discontinued operations and $20 million was included in continuing operations. We have accrued our best estimate of the probable tax, interest and penalties that we believe is appropriate given the likelihood of tax adjustments in all open tax years. However, the resolution of such matters could have a material effect on our results of operations, financial position and cash flows.

17.	Guarantees

          As part of the sale of the Capital Services business, we indemnified the buyer for certain guarantees by posting letters of credit totaling $21.3 million at the date of sale. Our maximum risk of loss related to these letters of credit arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value and supported by the creditworthiness of the customer.

          We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our best estimate of probable liability for product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, our product warranty liability at September 30, 2006 and December 31, 2005, respectively, was not material.

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

Overview

          Our performance this quarter was driven by our expanded presence in the mailstream most notably in our U.S. Mailing, International Mailing, Production Mail, Mail Services and Marketing Services segments.

          For the third quarter, revenue increased 8% driven by financing, supplies, business services and ongoing demand for our digital mailing and production mail equipment. Of this increase, 2% was attributable to acquisitions. Revenue was positively affected by foreign currency translation, which increased revenue growth by 1%.

          Net income for the quarter was $149 million or $0.66 per diluted share as compared with $0.60 earnings per diluted share in the third quarter of 2005. Income from continuing operations for the quarter was $0.64 per diluted share compared with $0.57 in the prior year. Diluted earnings per share for the third quarter of 2006 included an after-tax charge of $4 million or $0.02 related to our restructuring initiatives. As a result of our revenue growth, we were able to grow our earnings despite increases in interest rates and higher tax rates.

          See Results of Operations – Third Quarter of 2006 compared to Third Quarter of 2005 for a more detailed discussion of our results of operations.

Outlook

          We anticipate that we will experience ongoing strength in our financial results in the fourth quarter of 2006. We also expect that we will continue to experience a changing mix in our revenue, where a greater percentage will come from diversified revenue streams associated with fully featured smaller systems and less from larger system sales. We expect to continue our market expansion in mailstream solutions and services groups and derive further synergies from our recent acquisitions.

          As we have previously stated, we will continue to record additional restructuring charges in 2006 related primarily to the completion of programs initiated in 2005. We will remain focused on disciplined expense control and will continue to allocate capital to optimize our returns.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Third Quarter of 2006 compared to Third Quarter of 2005

Business segment results

          The following table shows revenue and earnings before interest and taxes (EBIT) by segment for the three months ended September 30, 2006 and 2005. Prior year results have been adjusted for SFAS 123(R) and for changes made to our reporting segments in the second quarter of 2006.

	Revenue			EBIT (1)

	Three months ended September 30,			Three months ended September 30,

(Dollars in thousands)	2006	2005	% change	2006	2005	% change

U.S. Mailing	$587,226	$558,901	5%	$232,337	$225,387	3%
International Mailing	252,641	216,254	17%	43,843	40,741	8%
Production Mail	146,212	126,956	15%	13,668	9,525	43%
Software	49,979	49,236	2%	7,566	9,259	(18	) %

Mailstream Solutions	1,036,058	951,347	9%	297,414	284,912	4%

Management Services	263,229	261,535	1%	18,976	16,627	14%
Mail Services	91,067	83,610	9%	9,444	5,232	81%
Marketing Services	42,977	32,537	32%	6,087	4,291	42%

Mailstream Services	397,273	377,682	5%	34,507	26,150	32%

Total	$1,433,331	$1,329,029	8%	$331,921	$311,062	7%

(1) See reconciliation of segment amounts to Income from Continuing Operations before Income Taxes and Minority Interest in Note 7 to the condensed consolidated financial statements.

          During the third quarter of 2006, Mailstream Solutions revenue increased 9% and EBIT increased 4% compared with the prior year. U.S. Mailing’s revenue grew by 5% due to growth in supplies, shipping solutions and payment solutions as our meter base continues to transition to new digital technology and customers took advantage of our broad range of financial offerings. However, revenue continued to be adversely affected by the ongoing changing mix to more fully featured smaller systems. U.S. Mailing’s EBIT increased 3%. International Mailing revenue grew by 17% driven by growth in mailing systems equipment in the U.K. and improved performance in Canada. International Mailing EBIT increased by 8% driven by the revenue growth, but offset in part by continued transitional expenses related to the consolidation and outsourcing of our administrative functions. Worldwide revenue for Production Mail grew by 15% and EBIT increased 43%. In the U.S., revenue growth was favorably affected by strong placements of inserting systems and by placements of our advanced, high-speed Infinity metering system. The strong U.S. results more than offset lower sales in Europe. Software’s revenue grew by 2% to $50.0 million. Revenue growth for the quarter was negatively affected by the comparison to the prior year, which included a large contract. Software’s EBIT decreased 18% due to investments in sales and marketing to position the business for longer-term growth.

          During the third quarter of 2006, Mailstream Services revenue grew 5% and EBIT grew 32% compared with the prior year. Our Management Services operation reported a revenue increase of 1% and EBIT growth of 14%, reflecting our continued strategy to focus on offering higher value services and reducing administrative costs. The strong improvement in EBIT in the U.S. was partially offset by lower EBIT outside the U.S. Mail Services revenue grew 9% due to continued growth in presort and international mail services. Mail Services EBIT grew by 81% to $9.4 million as a result of the ongoing successful integration of acquired sites and increased operating efficiencies. Marketing Services revenue grew 32% to $43 million and EBIT margin grew 42% to $6.1 million. The acquisition of AAS in the second quarter of 2006 accounted for 62% of the revenue growth and 41% of EBIT growth.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue by source

          The following table shows revenue by source for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,

(Dollars in thousands)	2006	2005	% change

Equipment sales	$337,291	$295,026	14%
Supplies	84,728	73,165	16%
Software	49,979	49,236	2%
Rentals	196,219	198,894	(1)%
Financing	185,547	162,810	14%
Support services	182,294	172,216	6%
Business services	397,273	377,682	5%

Total revenue	$1,433,331	$1,329,029	8%

          Equipment sales revenue increased by 14% over the prior year period due to growth in sales of networked digital mailing systems, higher placements of our inserting equipment and higher sales of our shipping solutions.

          Supplies revenue increased by 16% due to the meter base continuing to transition to digital technology, price increases and $1.3 million of incremental revenue from the acquisition of Print, Inc. during the quarter

          Software revenue increased by 2%. This increase is due to $6.2 million in new revenue from the acquisition of Emtex in the first quarter offset by a large contract in the prior period.

          Rentals revenue was negatively affected by the continued downsizing by customers to smaller machines.

          Financing revenue increased by 14% primarily due to growth in our worldwide equipment leasing volumes and higher revenue from payment solutions.

          Support services revenue increased by 6% due to higher equipment placements, shipping solutions placements and $2.7 million of incremental revenue from the acquisition of Print, Inc. during the quarter.

          Business services revenue increased by 5% primarily due to higher revenue in mail and marketing services.

Costs and expenses

	Three Months Ended September 30,

(Dollars in thousands)	2006	2005

Cost of equipment sales	$173,068	$146,147
Cost of supplies	$26,071	$18,105
Cost of software	$11,044	$10,260
Cost of rentals	$42,231	$38,975
Cost of support services	$104,042	$97,574
Cost of business services	$307,378	$299,863
Selling, general and administrative	$443,426	$412,049
Research and development	$41,893	$40,265

          Cost of equipment sales as a percentage of revenue increased to 51.3% in the third quarter of 2006 compared with 49.5% in the prior year primarily due to the increase in mix of Production Mail and International Mailing sales.

          Cost of supplies as a percentage of revenue increased to 30.8% in the third quarter of 2006 compared with 24.7% in the prior year primarily due to sales of toner, ink, and other supplies which have lower margins from our traditional meter supplies.

          Cost of software increased to 22.1% of revenue in the third quarter of 2006 compared to 20.8% in the prior year, due primarily to investments in sales and marketing to grow revenue.

          Cost of rentals increased to 21.5% of revenue in the third quarter of 2006 compared to 19.6% in the prior year due to higher depreciation costs from the placement of new meters.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Cost of support services as a percentage of revenue increased to 57.1% in the third quarter of 2006 compared with 56.7% in the third quarter of 2005 due to a higher mix of international revenue.

          Cost of business services decreased to 77.4% of business services revenue in the third quarter of 2006 compared with 79.4% in the third quarter of 2005, primarily due to our ongoing focus on cost containment and efficiency in our management services operations and the improved integration of new sites in our mail services operations.

          Selling, general and administrative expenses as a percentage of revenue decreased to 30.9% in the third quarter of 2006 compared with the 31.0% in the third quarter of 2005 as benefits from our transformation and productivity programs more than offset transition expenses related to the consolidation and outsourcing of administrative functions in Europe.

          Research and development increased by $1.6 million overall from the prior year reflecting our continued investment in developing new technologies and enhancing our products.

Restructuring

          In connection with our previously announced restructuring initiatives, our pre-tax restructuring charges are composed of:

	Three Months Ended September 30,

(Dollars in thousands)	2006	2005

Severance and benefit costs	$5,799	$10,013
Asset impairments	225	1,790
Other exit costs	747	1,115

Total restructuring charges	$6,771	$12,918

          All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 3,800 employees worldwide from the inception of this plan through September 30, 2006 and expected future workforce reductions of approximately 500 employees. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 68% of the cumulative workforce reductions to date are in the U.S. International workforce reductions are primarily concentrated in Europe and Canada.

          Pre-tax restructuring reserves at September 30, 2006 are composed of the following:

(Dollars in thousands)	Balance at January 1, 2006	Restructuring charges	Cash payments	Non-cash charges	Balance at September 30, 2006

Severance and benefit costs	$44,635	$14,936	$(38,342)	$—	$21,229
Asset impairments	—	739	—	(739)	—
Other exit costs	5,234	1,734	(2,641)	—	4,327

	$49,869	$17,409	$(40,983)	$(739)	$25,556

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Pre-tax restructuring reserves at December 31, 2005 are composed of the following:

(Dollars in thousands)	Balance at January 1, 2005	Restructuring charges	Cash payments	Non-cash charges	Balance at December 31, 2005

Severance and benefit costs	$48,404	$70,602	$(74,371)	$—	$44,635
Asset impairments	—	6,938	—	(6,938)	—
Other exit costs	3,059	6,348	(4,173)	—	5,234
Gain on sale of main plant	—	(30,238)	30,238	—	—

	$51,463	$53,650	$(48,306)	$(6,938)	$49,869

          We expect these restructuring initiatives to be substantially completed by the end of 2006 and currently estimate 2006 pre-tax restructuring charges to be in the range of $30 million to $35 million. As we continue to finalize our 2006 restructuring plans, the ultimate amount and timing of the restructuring charges may differ from our current estimates. The charges related to these restructuring initiatives will be recorded as the various initiatives take effect. The majority of the cash outflows related to restructuring charges will be funded primarily by cash from operating activities. The restructuring initiatives are expected to continue to increase our operating efficiency and effectiveness in 2006 and beyond while enhancing growth, primarily as a result of reduced personnel-related expenses.

Net interest expense

          Interest expense for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,

(Dollars in thousands)	2006	2005	% change

Interest expense, net	$51,962	$49,421	5.1%

          Net interest expense increased by $2.5 million or 5.1% in the third quarter of 2006 compared with the prior year primarily due to higher average interest rates during the quarter offset by lower average borrowings and interest income from the investment of proceeds received upon the sale of Capital Services.

Income Taxes

          The effective tax rate for the third quarter of 2006 was 34.4% compared with 33.4% in the prior year. The increase in the effective tax rate from the prior year is primarily due to a reduction in tax benefits arising from life insurance and research activities.

Minority Interest

          The following table details minority interest for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,

(Dollars in thousands)	2006	2005	% change

Minority interest	$3,653	$2,410	51.6%

          Minority interest includes dividends paid to preferred stockholders in a subsidiary. Minority interest increased by $1.2 million or 51.6% in the third quarter of 2006 compared with the prior year due to an increase in the weighted average dividend rate which is set at auction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

          The following table details the components of discontinued operations for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,

(Dollars in thousands)	2006	2005

Revenue	$4,218	$27,405
Pretax (loss) income	$(14,675)	$10,395

Net income	$7,914	$6,789
Loss on sale of Imagistics, net of $368 tax benefit	$(576)	$—
Loss on sale of Capital Services, net of $1,883 tax benefit	(2,945)	—

Total discontinued operations, net of tax	$4,393	$6,789

          Net income in the third quarter of 2006 includes the realization of certain Capital Services tax benefits. See Note 4 in the condensed consolidated financial statements for further discussion and details of the discontinued operations.

Results of Operations – Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Revenue by source

          The following table shows revenue by source for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,

(Dollars in thousands)	2006	2005	% change

Equipment sales	$959,683	$883,603	9%
Supplies	250,412	222,797	12%
Software	139,614	123,291	13%
Rentals	590,257	606,029	(3)%
Financing	538,139	488,334	10%
Support services	529,399	518,176	2%
Business services	1,176,682	1,097,335	7%

Total revenue	$4,184,186	$3,939,565	6%

          Equipment sales revenue increased by 9% over the prior year period due to growth in sales of networked digital mailing systems, higher placements of our inserting equipment and higher sales of our shipping solutions.

          Supplies revenue increased by 12% due to the meter base contining to transition to digital technology, price increases and the acquisition of Print, Inc. which contributed $1.3 million in incremental revenues in the period.

          Software revenue increased by 13% primarily due to $14.2 million in revenues from the acquisition of Emtex in the first quarter and growth in software license sales.

          Rentals revenue was negatively affected by the continued downsizing by customers to smaller machines.

          Financing revenue increased by 10% primarily due to growth in our worldwide equipment leasing volumes and higher revenue from payment solutions.

          Support services revenue increased by 2% due to higher equipment placements, shipping solution placements and the acquisition of Print, Inc.

          Business services revenue increased by 7% primarily due to higher revenue in Mail and Marketing Services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs and expenses

	Nine Months Ended September 30,

(Dollars in thousands)	2006	2005

Cost of equipment sales	$485,828	$443,500
Cost of supplies	$66,475	$54,372
Cost of software	$32,326	$26,787
Cost of rentals	$128,070	$125,261
Cost of support services	$298,791	$290,898
Cost of business services	$917,285	$888,522
Selling, general and administrative	$1,293,619	$1,220,930
Research and development	$124,409	$122,551

          Cost of equipment sales as a percentage of revenue increased to 50.6% in the first nine months of 2006 compared with 50.2% in the prior year, primarily due to the increase in mix of Production Mail and International Mailing sales.

          Cost of supplies as a percentage of revenue increased to 26.5% in the first nine months of 2006 compared with 24.4% in the prior year, primarily due to sales of toner, ink and other supplies which have lower margins from our traditional meter supplies.

          Cost of software increased to 23.2% of revenue in the first nine months of 2006 compared to 21.7% in the prior year, due primarily to the Emtex acquisition and investments to grow revenue.

          Cost of rentals as a percentage of revenue increased to 21.7% in the first nine months of 2006 compared with 20.7% in the prior year, primarily due to higher depreciation costs from the placements of new meters.

          Cost of support services increased to 56.4% of revenue in the first nine months of 2006 compared with 56.1% in the prior year, primarily due to an increase in the mix of lower margin production mail and international support services.

          Cost of business services decreased to 78.0% of business services revenue in the first nine months of 2006 compared with 81.0% in the prior year, primarily due to our ongoing focus on cost containment and efficiency in our management services operations, and the improved integration of new sites in our mail services operations.

          Selling, general and administrative expenses decreased slightly to 30.9% of total revenue in the first nine months ended 2006 compared to 31.0% in the prior year as benefits from our transformation and productivity programs more than offset transition expenses related to the consolidation and outsourceing of administrative functions in Europe.

          Research and development increased by $1.9 million from the prior year reflecting our continued investment in developing new technologies and enhancing our products.

Restructuring

	Nine Months Ended September 30,

(Dollars in thousands)	2006	2005

Severance and benefit costs	$14,936	$47,792
Asset impairments	739	2,770
Other exit costs	1,734	3,156
Gain on sale of main plant	—	(30,238)

Total restructuring charges	$17,409	$23,480

See Note 13 to the condensed consolidated financial statements for further details of our restructuring charges.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest expense

          The following table shows net interest expense for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,

(Dollars in thousands)	2006	2005	% change

Interest expense, net	$160,600	$136,486	17.7%

          Net interest expense increased by $24.1 million or 17.7% in the first nine months of 2006 compared with the prior year primarily due to higher average interest rates and average borrowings, offset by additional interest income as a result of higher short-term investments from funds received upon the sale of Capital Services.

Income Taxes

          The effective tax rate for the first nine months of 2006 was 37.5% compared with 33.6% in the prior year. The effective tax rate for the first nine months of 2006 included an additional charge of $20 million related to the IRS settlement discussed in Note 16 to the condensed consolidated financial statements.

Minority Interest

          The following table details minority interest for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,

(Dollars in thousands)	2006	2005	% change

Minority interest	$9,814	$6,914	41.9%

          Minority interest includes dividends paid to preferred stockholders in a subsidiary. Minority interest increased by $2.9 million or 41.9% in the first nine months of 2006 compared with the prior year due to an increase in the weighted average dividend rate which is set at auction.

Discontinued Operations

          The following table details the components of discontinued operations for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,

(Dollars in thousands)	2006	2005

Revenue	$81,199	$94,831
Pretax income	$25,275	$46,464

Net income	$35,030	$30,420
Gain on sale of Imagistics, net of $7,075 tax expense	11,065	—
FSC tax law change	(16,209)	—
Additional tax on IRS settlement	(41,000)	—
Loss on sale of Capital Services, net of $284,605 tax benefit	(445,150)	—

Total discontinued operations, net of tax	$(456,264)	$30,420

          Net income from discontinued operations increased by $4.6 million in the first nine months of 2006 compared with the prior year primarily due to the run-off of the portfolio and the realization of certain Capital Services tax benefits. See Note 4 in the condensed consolidated financial statements for further discussion and details of the discontinued operations.

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

Cash Flow Summary

          The change in cash and cash equivalents is as follows:

	Nine Months Ended September 30,

(Dollars in thousands)	2006	2005

Cash provided by operating activities	$335,790	$425,735
Cash provided by (used in) investing	11,721	(407,122)
Cash used in financing activities	(365,013)	(38,467)
Effect of exchange rate changes on cash	2,346	(1,836)

Decrease in cash and cash equivalents	$(15,156)	$(21,690)

          The decrease in cash provided by operating activities in the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 is primarily due to an increase in investment in finance receivables and higher taxes paid in 2006. Cash provided by discontinued operations included in operating activities was approximately $1 million and $65 million in the nine months ended September 30, 2006 and 2005, respectively.

          The increase in cash provided by investing activities in the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 is primarily due to proceeds of $747 million received from the sale of our Capital Services external financing business, $282 million received from the sale of our Imagistics lease portfolio and an advance of $138 million against the cash surrender value of our COLI policies offset by our investment of $779 million in short-term investments.

          The increase in cash used in financing activities in the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 is primarily due to lower borrowings and higher stock repurchases in 2006.

Capital Expenditures

          During the first nine months of 2006, capital expenditures included $95.7 million in net additions to property, plant and equipment and $148.2 million in net additions to rental equipment and related inventories compared with $104.9 million and $110.5 million, respectively, in the same period in 2005. The addition of rental equipment relates primarily to postage meters and increased over the prior year due to higher placements of our digital meters during the nine months ended September 30, 2006.

          We expect capital expenditures for the full year of 2006 to be slightly higher than the prior year. These investments will also be affected by the timing of our customers’ transition to digital meters.

Financings and Capitalization

          We have a commercial paper program that provides short-term liquidity. Commercial paper remains a significant liquidity source. As of September 30, 2006, we have approximately $1.0 billion of outstanding commercial paper issuances. We have unused credit facilities of $3.1 billion of which $1.5 billion supports commercial paper issuances.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Net proceeds from the sale of the Imagistics lease portfolio, the sale of our Capital Services external financing business and the proceeds from the COLI advance will be used to pay approximately $1.1 billion of tax obligations resulting from the dispositions and our tax settlement with the IRS. We paid $239 million of the tax obligation in the third quarter and we expect to pay the remainder in the fourth quarter of 2006.

          We believe our financing needs in the short and long term can be met with cash generated internally, money from existing credit agreements, debt issued under new and existing shelf registration statements and our existing commercial paper program.

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R) (revised 2004), “Share-Based Payment.” SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the condensed consolidated financial statements. SFAS 123(R) requires compensation cost to be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Prior to our adoption of SFAS 123(R), we used the nominal vesting period approach to determine the pro forma stock-based compensation expense for all awards. SFAS 123(R) also requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. We adopted the provisions of SFAS 123(R) on January 1, 2006 using the modified retrospective application. See Note 14 for further disclosures related to our stock-based compensation.

          In June 2005, the FASB issued FASB Staff Position (FSP) No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive). The adoption of this FSP did not have a material effect on our financial position, results of operations or cash flows for those European Union (EU) countries that enacted the Directive into country-specific laws.

          In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation will be adopted by us on January 1, 2007. We are continuing to evaluate the impact of adopting FIN 48.

          In July 2006, the FASB issued FSP No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. FSP No. FAS 13-2 will be adopted by us on January 1, 2007. We are continuing to evaluate the impact of adopting this FSP.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), to define how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where it is allowed or required. In addition to defining fair value, the statement establishes a framework within Generally Accepted Accounting Principles for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. SFAS 157 takes effect for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption allowed. We are currently evaluating the impact of adopting this Statement.

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158) to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. We will adopt the provisions of SFAS 158 on December 31, 2006. The adoption of SFAS 158 is expected to reduce stockholders’ equity at December 31, 2006 by approximately $410 million; however, the final amount will depend on an actuarial estimate prepared as of December 31, 2006. SFAS 158 does not affect our results of operations or cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Matters

          There have been no significant changes to the regulatory matters disclosed in our 2005 Annual Report on Form 10-K.

Other Regulatory Matters

          In August 2006, we reached a settlement with the IRS governing all outstanding tax audit issues in dispute for tax years through 2000. These disputed items related primarily to the tax treatment of corporate owned life insurance (COLI) and related interest expense, the tax effect of the sale of certain preferred share holdings and the tax treatment of certain Capital Services lease transactions. In the second quarter of 2006, we estimated the tax due as a result of the IRS settlement including our best estimate of the additional liability for these items in all open years, the sale of the Imagistics portfolio and the sale of the Capital Services business to be approximately $1.1 billion. Accordingly we recorded $61 million of additional tax expense. The $1.1 billion tax liability is net of $330 million of IRS tax bonds previously posted. In the third quarter, we paid $239 million of the $1.1 billion obligation to the IRS and we expect to pay the remainder by the end of 2006. These tax obligations are being funded with proceeds previously received from the sale of Imagistics and Capital Services and the advance against the cash surrender value of our COLI assets. $41 million of the $61 million tax expense relates to the Capital Services business and was included in discontinued operations and $20 million was included in continuing operations. We have accrued our best estimate of the probable tax, interest and penalties that we believe is appropriate given the likelihood of tax adjustments in all open tax years. However, the resolution of such matters could have a material effect on our results of operations, financial position and cash flows.

          In the second quarter of 2006, we also accrued in discontinued operations an additional tax expense of $16.2 million to record the impact of the recently-enacted Tax Increase Prevention and Reconciliation Act (TIPRA). The TIPRA legislation repealed the exclusion from federal income taxation of a portion of the income generated from certain leveraged leases of aircraft by foreign sales corporations. See Note 4 for further discussion of the discontinued operations.

Forward-Looking Statements

          We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q, other reports or press releases or made by our management involve risks and uncertainties which may change based on various important factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are those which talk about our or management’s current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include:

•	changes in international or national political conditions, including any terrorist attacks

•	negative developments in economic conditions, including adverse impacts on customer demand

•	changes in postal regulations

•	timely development and acceptance of new products

•	success in gaining product approval in new markets where regulatory approval is required

•	successful entry into new markets

•	mailers’ utilization of alternative means of communication or competitors’ products

•	our success at managing customer credit risk

•	our success at managing costs associated with its strategy of outsourcing functions and operations not central to its business

•	changes in interest rates

•	foreign currency fluctuations

•	cost, timing and execution of the restructuring plan, including any potential asset impairments

•	regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions

•	interrupted use of key information systems

•	changes in privacy laws

•	intellectual property infringement claims

•	impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents

•	third-party suppliers’ ability to provide product components

•	negative income tax adjustments for prior audit years and changes in tax laws or regulations

•	changes in pension and retiree medical costs

•	acts of nature

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

          Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006. In addition, no change in internal control over financial reporting occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

          This item updates the legal proceedings more fully described in our 2005 Annual Report on Form 10-K, dated March 13, 2006 and as updated in our first and second quarter Forms 10-Q, dated May 4, 2006 and August 8, 2006, respectively.

          On October 30, 2006, the trial began in Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002). The trial is expected to last approximately two to three weeks. The United States Supreme Court recently issued its decision in eBay Inc. et al. v. MercExchange L.L.C. which increases the burden on plaintiffs seeking injunctions in patent lawsuits. We expect to prevail in this case; however, as litigation is inherently unpredictable there can be no assurance in this regard. If Ricoh does prevail, the result may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

          During the third quarter and the beginning of the fourth quarter, our wholly-owned subsidiary, Imagitas, Inc. was sued in six purported class actions filed in five different states as follows: Rine v. Imagitas, Inc. (U.S. District Court, Middle District of Florida, filed August 14, 2006; asserting class of allegedly affected residents of both the United States and of Florida only); Mathias v. Imagitas, Inc. (U.S. District Court, Northern District of Ohio, filed September 8, 2006; asserting a class of allegedly affected residents of Ohio); Kracum v. Imagitas, Inc. (U.S. District Court, District of Minnesota, filed September 22, 2006; asserting a class of allegedly affected residents of Minnesota); Ressler v. Imagitas, Inc. (U.S. District Court, Western District of Missouri, filed October 5, 2006; asserting a class of allegedly affected residents of Missouri); Landree v. Imagitas, Inc. (U.S. District Court, District of Minnesota, filed October 6, 2006; asserting a class of allegedly affected residents of Minnesota); Kendron v. Imagitas (U.S. District Court, District of Massachusetts, filed October 17, 2006; asserting a class of allegedly affected residents of the United States). Each of these lawsuits allege that the Imagitas DriverSource program violates the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas enters into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assists the state in performing its function of delivering these mailings and funding the costs of them. The plaintiffs in these actions are seeking both statutory damages under the DPPA and an injunction against the continuation of the program. We expect to prevail in these lawsuits; however, as litigation is inherently unpredictable there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

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

          In September 2005, our Board of Directors authorized $300 million for repurchases of outstanding shares of our common stock in the open market during the subsequent 12 to 24 months of which $241.2 million remained for future purchases at December 31, 2005. We repurchased 5.7 million shares during the nine months ended September 30, 2006 under this program for a total price of $241.2 million. There are no further funds available under this authorization for the repurchase of outstanding shares.

          In March 2006, our Board of Directors authorized the repurchase of up to an additional $300 million of our common stock in the open market during the subsequent 12 to 24 months. We repurchased 1.6 million shares during the nine months ended September 30, 2006 under this program for a total price of $70.6 million, leaving $229.4 million remaining for future repurchases under this program.

          The following table summarizes our share repurchase activity under active programs during the first nine months of 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)

September 2005 Program
Balance carried forward	—	—	—	$241,199
January 1 through 31, 2006	124,900	$42.84	124,900	$235,853
February 1 through 28, 2006	725,400	$42.81	725,400	$204,795
March 1 through 31, 2006	2,731,500	$42.33	2,731,500	$89,174
April 1 through 30, 2006	2,070,932	$43.06	2,070,932	$0

	5,652,732		5,652,732

March 2006 Program
March 1 through 31, 2006	—	—	—	$300,000
April 1 through 30, 2006	1,180,641	$43.06	1,180,641	$249,174
May 1 through 31, 2006	15,205	$42.75	15,205	$248,524
June 1 through 30, 2006	—	—	—	$248,524
July 1 through 31, 2006	—	—	—	$248,524
August 1 through 31, 2006	353,787	$43.32	353,787	$233,199
September 1 through 30, 2006	85,800	$43.83	85,800	$229,438

	1,635,433		1,635,433

Total repurchases	7,288,165		7,288,165

Item 6: Exhibits

          See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

November 9, 2006

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