Form 10-K
period 2006-12-31
PITNEY BOWES INC /DE/
filed 2007-03-01
CIK 78814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number: 1-3579

PITNEY BOWES INC.

Incorporated in Delaware	I.R.S. Employer Identification No.
1 Elmcroft Road, Stamford, Connecticut 06926-0700	06-0495050
(203) 356-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value per share	New York Stock Exchange
$2.12 Convertible Cumulative Preference Stock (no par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: 4% Convertible Cumulative Preferred Stock ($50 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                                 Accelerated filer ☐                                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,175,867,933 based on the closing sale price as reported on the New York Stock Exchange.

Number of shares of common stock, $1 par value, outstanding as of close of business on February 26, 2007: 220,296,320 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Commission on or before March 31, 2007 and to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders to be held May 14, 2007, are incorporated by reference in Part III.

PITNEY BOWES INC.
TABLE OF CONTENTS

PITNEY BOWES INC.
PART I

ITEM 1. — BUSINESS

General

Pitney Bowes Inc. was incorporated in the state of Delaware on April 23, 1920, as the Pitney Bowes Postage Meter Company. Today, Pitney Bowes Inc. is the largest provider of mail processing equipment and integrated mail solutions in the world. In the report, the terms “we,” “us,” “our,” or “Company” are used to refer collectively to Pitney Bowes Inc. and its subsidiaries.

We offer a full suite of equipment, supplies, software and services for end-to-end mailstream solutions which enable our customers to optimize the flow of physical and electronic mail, documents and packages across their operations.

We operate in two business groups, Mailstream Solutions and Mailstream Services. We operate both inside and outside the United States. See Note 19 to the Consolidated Financial Statements for financial information concerning revenue, earnings before interest and taxes (EBIT) and identifiable assets, by reportable segment and geographic area.

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

Business Segments

We have realigned our organizational structure after the sale of our Capital Services business. We conduct our business activities in seven business segments within the Mailstream Solutions and Mailstream Services business groups. The principal products and services of each of our business segments are as follows:

Mailstream Solutions:

U.S. Mailing: Includes the U.S. revenue and related expenses from the sale, rental and financing of our mail finishing, mail creation and shipping equipment; supplies; equipment-based software, support and other professional services; and payment solutions.

International Mailing: Includes the non-U.S. revenue and related expenses from the sale, rental and financing of our mail finishing, mail creation and shipping equipment; supplies; equipment-based software, support and other professional services; and payment solutions.

Production Mail: Includes the worldwide sale, financing, support and other professional services of our high-speed, production mail systems and sorting equipment.

Software: Includes the worldwide sale and support services of our non-equipment-based mailing and customer communication software.

Mailstream Services:

Management Services: Includes our worldwide facilities management services; secure mail services; reprographic, document management services; and litigation support and eDiscovery services.

Mail Services: Includes our presort mail services and our outbound international mail processing services.

Marketing Services: Includes our direct marketing services for targeted customers; our web-tools for the customization of promotional mail and marketing collateral; and other marketing consulting services.

Support Services

We maintain extensive field service organizations to provide servicing for customers’ equipment, usually in the form of annual maintenance contracts.

Marketing

Our products and services are marketed through an extensive network of direct sales offices in the U.S. and through a number of our subsidiaries and independent distributors and dealers in many countries throughout the world. We also use direct marketing, outbound telemarketing and the Internet to reach our existing and potential customers. We sell to a variety of business, governmental, institutional and other organizations. We have a broad base of customers, and we are not dependent upon any one customer or type of customer for a significant part of our revenue. We do not have significant backlog or seasonality relating to our businesses.

Credit Policies

We establish credit approval limits and procedures at regional, divisional, subsidiary and corporate levels based on the credit quality of the customer and the type of product or service provided. In addition, we utilize an automatic approval program (AAP) for certain leases within our internal financing operations. The AAP program is designed to facilitate low dollar transactions by utilizing historical payment patterns and losses realized for customers with common credit characteristics. The program dictates the criteria under which we will accept a customer without performing a more detailed credit investigation. The AAP considers criteria such as maximum equipment cost, a customer’s time in business and payment experience with us. We base our credit decisions primarily on a customer’s financial strength.

Competition

We are a leading supplier of products and services in our business segments, particularly postage meters, mailing equipment and related document messaging services and software, mail services and marketing services. Our meter base and our continued ability to place and finance meters in key markets is a significant contributor to our current and future revenue and profitability. However, all of our segments face strong competition from a number of companies. In particular, we face competition for new placements of mailing equipment from other postage meter and mailing machine suppliers, and our mailing products, services and software face competition from products and services offered as alternative means of message communications. In addition, the financing business is highly competitive. Leasing companies, commercial finance companies, commercial banks and other financial institutions compete, in varying degrees, in the markets in which our finance operations do business. Our competitors range from very large, diversified financial institutions to many small, specialized firms. We offer a complete line of products and services as well as a variety of finance and payment offerings to our customers. We finance the majority of our products through our captive financing business and we are a major provider of business services to the corporate, financial services, and professional services markets, competing against national, regional and local firms specializing in facilities and document management throughout the world.

We believe that our long experience and reputation for product quality, and our sales and support service organizations are important factors in influencing customer choices with respect to our products and services.

Research, Development and Intellectual Property

Our significant investment in research and development operations differentiates us from our competitors. We have many research and development programs that are directed toward developing new products and service offerings. As a result of our research and development efforts, we have been awarded a number of patents with respect to several of our existing and planned products. We do not believe our businesses are materially dependent on any one patent or any group of related patents or on any one license or any group of related licenses. Our expenditures on research and development were $165 million, $166 million and $161 million in 2006, 2005 and 2004, respectively.

Material Supplies

We depend on third party suppliers for a variety of services, components, supplies and a portion of our product manufacturing. We believe we have adequate sources for our purchases of materials, components, services and supplies for products that we manufacture or assemble. However, as we continue to shift from direct manufacturing to assembly of our products, we rely to an increasing extent on third-party suppliers.

Regulatory Matters

We are subject to the U.S. Postal Service’s (USPS) regulations and those of foreign postal authorities, related to product specifications and business practices involving our postage meters. From time to time, we will work with these governing bodies to help in the enhancement and growth of mail and the mail channel. See Legal and Regulatory Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

Employees and Employee Relations

At December 31, 2006, we employed 25,856 persons in the U.S. and 8,598 persons outside the U.S. Headcount increased in 2006 compared to 2005 primarily due to our acquisitions in 2006, partially offset by our restructuring initiatives. We believe that our current relations with employees are very good. The large majority of our employees are not represented by any labor union. Our management follows the policy of keeping employees informed of decisions, and encourages and implements employee suggestions whenever practicable.

ITEM 1A. — RISK FACTORS

In addition to other information and risk disclosures contained in this Form 10-K, the risk factors discussed in this section should be considered in evaluating our business. We work to manage and mitigate these risks proactively, including through our use of an enterprise risk management program. In our management of these risks, we also evaluate the potential for additional opportunities that may be exploitable in mitigating against these risks. Nevertheless, the following risks, some of which may be beyond our control, could materially impact our brand and reputation or results of operations or could cause future results to differ materially from our current expectations:

Postal regulations and processes

The majority of our revenue is directly or indirectly subject to regulation and oversight by the USPS and foreign postal authorities. We also depend on a healthy postal sector in the geographic markets where we do business, which could be influenced positively or negatively by legislative or regulatory changes in the United States, another country or in the European Union. Our profitability and revenue in a particular country could be affected as a result of adverse changes in postal regulations, the business processes and practices of individual posts, the decision of a post to enter into particular markets in direct competition with us, and the impact of any of these changes on postal competitors that do not use our products or services. These changes could affect product specifications, service offerings, customer behavior and the overall mailing industry.

Accelerated decline in use of physical mail

Changes in our customers’ communication behavior, including changes in communications technologies, could adversely impact our revenue and profitability. Accelerated decline in physical mail could also result from government actions such as executive orders, legislation or regulations that either mandate electronic substitution, prohibit certain types of mailings, increase the difficulty of using information or materials in the mail, or impose higher taxes or fees on mailing or postal services. While we have introduced various product and service offerings as alternatives to physical mail, we face competition from existing and emerging products and services that offer alternative means of communication, such as email and electronic document transmission technologies. An accelerated increase in the acceptance of electronic delivery technologies or other displacement of physical mail could adversely affect our business.

Reduced confidence in the mail system

Unexpected events such as the transmission of biological or chemical agents, or acts of terrorism could have a negative effect on customer confidence in a postal system and as a result adversely impact mail volume. An unexpected and significant interruption in the use of the mail could have an adverse effect on our business.

Dependence on third-party suppliers

We depend on third-party suppliers for a variety of services, components, supplies and a portion of our product manufacturing. In certain instances, we rely on single sourced or limited sourced suppliers around the world because there are no alternative sources or the relationship is advantageous due to quality or price. If production or service was interrupted and we were not able to find alternate suppliers, we could experience disruptions in manufacturing and operations including product shortages, an increase in freight costs, and re-engineering costs. This could result in our inability to meet customer demand, damage our reputation and customer relationships and adversely affect our business.

Access to additional liquidity

We provide financing services to our customers for equipment, postage, and supplies. Our ability to provide these services is dependent upon our continued access to the U.S. capital markets or other sources of liquidity. A significant credit rating downgrade or other action that would impede our ability to maintain adequate liquidity could affect our customer relationships and ability to provide competitive offerings.

Privacy laws and other related regulations

Several of our services and financing businesses use, process and store customer information that could include confidential, personal or financial information. We also provide third party benefits administrators with access to our employees’ personal information. Privacy laws and similar regulations in many jurisdictions where we do business, as well as contractual provisions, require that we and our benefits administrators take significant steps to safeguard this information. Failure to comply with any of these laws, regulations or contract provisions could adversely affect our reputation and business and subject us to significant liability.

Dependence on information systems

Our portfolio of product, service and financing solutions increases our dependence on information technologies. We maintain a secure system to collect revenue for certain postal services, which is critical to enable both our systems and the postal systems to run reliably. The continuous and uninterrupted performance of our systems is critical to our ability to support and service our customers and to support postal services. While we do maintain back-up systems, these systems could be damaged by acts of nature, power loss, telecommunications failures, computer viruses, vandalism and other unexpected events. If our systems were disrupted, we could be prevented from fulfilling orders and servicing customers and postal services, which could have an adverse effect on our reputation and business.

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

Government contracts

Many of our contracts are with governmental entities. Government contracts are subject to extensive and complex government procurement laws and regulations, along with regular audits of contract pricing and our business practices by government agencies. If we are found to have violated some provisions of the government contracts, we could be required to provide a refund, pay significant damages, or be subject to contract cancellation, civil or criminal penalties, fines, or debarment from doing business with the government. Any of these events could not only affect us financially but also affect our brand and reputation.

ITEM 1B. — UNRESOLVED STAFF COMMENTS

None.

ITEM 2. — PROPERTIES

Our world headquarters and certain other facilities are located in Stamford, Connecticut. We have over 300 facilities that are either leased or owned throughout the U.S. and other countries. Our Mailstream Solutions and Mailstream Services businesses utilize these facilities jointly and separately. Our products are manufactured or assembled in a number of locations, principally in Connecticut; Harlow, England; and Lyon and St. Denis, France. We believe that our manufacturing, administrative and sales office properties are adequate for the needs of all of our operations.

ITEM 3. — LEGAL PROCEEDINGS

In the ordinary course of business, we are routinely defendants in or party to a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things:

  contractual rights under vendor, insurance or other contracts intellectual property or patent rights
  equipment, service, payment or other disputes with customers disputes with employees

We are a defendant in a patent action brought by Ricoh Company, Ltd. in which there are allegations of infringement against certain of our important mailing products, including the DM SeriesTM. Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002). We prevailed at the trial held in this matter in the fall of 2006. The jury found the Ricoh patents at issue to be invalid. Even though a finding of invalidity means that the plaintiff’s claim must fail, the jury was also required to rule on infringement and found that we infringed the Ricoh patents and did so willfully. As a result of the invalidity finding, we prevailed and no damages were awarded. Currently post-verdict motions filed by both parties are before the court. We anticipate that Ricoh ultimately will appeal the verdict.

Our wholly-owned subsidiary, Imagitas, Inc. is a defendant in nine purported class actions filed in six different states as follows: Rine v. Imagitas, Inc. (U.S. District Court, Middle District of Florida, filed August 14, 2006; asserting class of allegedly affected residents of both the United States and of Florida); Mathias v. Imagitas, Inc. (U.S. District Court, Northern District of Ohio, filed September 8, 2006; asserting a class of allegedly affected residents of Ohio); Kracum v. Imagitas, Inc. (U.S. District Court, District of Minnesota, filed September 22, 2006; asserting a class of allegedly affected residents of Minnesota); Ressler v. Imagitas, Inc. (U.S. District Court, Western District of Missouri, filed October 5, 2006; asserting a class of allegedly affected residents of Missouri); Landree v. Imagitas, Inc. (U.S. District Court, District of Minnesota, filed October 6, 2006; asserting a class of allegedly affected residents of Minnesota); Kendron v. Imagitas, Inc. (U.S. District Court, District of Massachusetts, filed October 17, 2006; asserting a class of allegedly affected residents of the United States); Mathias v. Imagitas, Inc. (U.S. District Court, District of Massachusetts, filed November 13, 2006; asserting a class of allegedly affected residents in the United States); Joao v. Imagitas, Inc. (U.S. District Court, Southern District of New York, filed November 20, 2006; asserting a class of allegedly affected residents of New York); Bogard v. Imagitas, Inc. (U.S. District Court, Northern District of Ohio, filed November 29, 2006; asserting a class of allegedly affected residents of Ohio). Each of these lawsuits alleges that the Imagitas DriverSource program violates the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas enters into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assists the state in performing its function of delivering these mailings and funding the costs of them. The plaintiffs in these actions are seeking both statutory damages under the DPPA and an injunction against the continuation of the program. In the hopes of achieving a quick resolution of these pending actions, Imagitas has filed a request to have all of these cases consolidated into a single multi-district litigation. In Rine, both parties have filed motions for summary judgment and the plaintiffs have filed a motion for class certification. The court in Rine has stated that it will not rule on these motions until after the multi-district litigation panel has decided whether to consolidate these litigations.

We expect to prevail in both the Ricoh litigation and the lawsuits against Imagitas; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our stockholders during the three months ended December 31, 2006.

PART II

ITEM 5. —	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pitney Bowes common stock is traded under the symbol “PBI”. The principal market is the New York Stock Exchange (NYSE). Our stock is also traded on the Boston, Chicago, Philadelphia, Pacific and Cincinnati stock exchanges. At December 31, 2006, we had 22,923 common stockholders of record.

On February 2, 2007, our Board of Directors authorized a one-cent increase of our quarterly common stock dividend to $0.33 per share. The increased dividend will be paid in the first quarter, marking the 25th consecutive year that we have increased the dividend on our common stock.

Stock Information

Dividends per common share:

Quarter	2006	2005
First	$0.32	$0.31
Second	0.32	0.31
Third	0.32	0.31
Fourth	0.32	0.31
Total	$1.28	$1.24

Quarterly price ranges of common stock as reported on the NYSE:

	2006		2005
Quarter	High	Low	High	Low
First	$44.63	$41.01	$47.50	$42.80
Second	$44.24	$40.18	$46.09	$41.62
Third	$45.12	$40.38	$45.13	$41.07
Fourth	$47.97	$44.19	$42.77	$40.34

Share Repurchases

We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market. We have not repurchased or acquired any other shares of our common stock during 2006 in any other manner.

The following table summarizes our share repurchase activity in the last quarter of 2006:

				Approximate dollar
			Total number	value of shares
			of shares	that may yet be
			purchased as	purchased under
	Total number of	Average price	part of publicly	the plans
Period	shares purchased	paid per share	announced plans	(in thousands)

March 2006 Program (1)				$229,438
October 2006	500,000	$46.49	500,000	$206,194
November 2006	1,283,231	$46.73	1,283,231	$146,223
December 2006	108,820	$46.17	108,820	$141,199
Total repurchases	1,892,051		1,892,051

(1)

In March 2006, our Board of Directors authorized the repurchase of up to an additional $300 million of our common stock in the open market during the subsequent 12 to 24 months. We repurchased 3.5 million shares during the year ended December 31, 2006 under this program for a total price of $158.8 million, leaving $141.2 million remaining for future repurchases under this program.

ITEM 6. — SELECTED FINANCIAL DATA

The following tables summarize selected financial data for the Company, and should be read in conjunction with the more detailed consolidated financial statements and related notes thereto included under Item 8 of this Form 10-K.

Summary of Selected Financial Data
(Dollars in thousands, except per share amounts)
	Years ended December 31,
	2006(1)	2005(2)	2004(2)	2003(2)	2002(2)
Total revenue	$5,730,018	$5,366,936	$4,832,304	$4,440,312	$4,244,124
Total costs and expenses	4,815,528	4,555,268	4,223,914	3,846,655	3,553,857
Income from continuing operations before income
taxes and minority interest	914,490	811,668	608,390	593,657	690,267
Provision for income taxes	335,004	328,597	197,317	185,046	219,186
Minority interest	13,827	9,828	5,634	4,543	6,211
Income from continuing operations	565,659	473,243	405,439	404,068	464,870
Discontinued operations	(460,312)	35,368	56,557	72,744	(11,630)
Net income	$105,347	$508,611	$461,996	$476,812	$453,240

Basic earnings per share of common stock:
Continuing operations	$2.54	$2.07	$1.76	$1.73	$1.95
Discontinued operations	(2.07)	0.15	0.24	0.31	(0.05)
Net income	$0.47	$2.22	$2.00	$2.04	$1.90

Diluted earnings per share of common stock:
Continuing operations	$2.51	$2.04	$1.73	$1.71	$1.93
Discontinued operations	(2.04)	0.15	0.24	0.31	(0.05)
Net income	$0.47	$2.19	$1.97	$2.02	$1.88

Total cash dividends on common, preference and
preferred stock	$285,051	$284,348	$282,265	$280,870	$282,225
Cash dividends per share of common stock	$1.28	$1.24	$1.22	$1.20	$1.18
Average common and potential common shares
outstanding	225,443,060	232,089,178	234,229,987	236,183,715	241,313,301
Cash (used in) provided by operating activities	$(286,574)	$530,441	$935,487	$842,109	$493,407
Depreciation and amortization	$363,258	$331,963	$306,750	$288,808	$264,250
Capital expenditures	$327,877	$291,550	$316,982	$285,681	$224,834

Balance sheet at December 31
Total assets	$8,480,420	$10,621,382	$10,211,626	$8,891,388	$8,732,314
Long-term debt	$3,847,617	$3,849,623	$3,164,688	$2,840,943	$2,316,844
Total debt	$4,338,157	$4,707,365	$4,375,163	$3,569,601	$3,964,182
Preferred stockholders’ equity in subsidiary
companies	$384,165	$310,000	$310,000	$310,000	$310,000
Stockholders’ equity	$699,189	$1,364,249	$1,349,152	$1,145,416	$904,392
Book value per common share	$3.14	$5.96	$5.84	$4.90	$3.78

Other
Common stockholders of record	22,923	23,639	26,129	27,011	27,418
Total employees	34,454	34,165	35,183	32,474	33,130

(1)	Reflects the adoption of SFAS 158 which reduced stockholders’ equity by $297 million. See Note 13 of the Consolidated Financial Statements.

(2)	Adjusted to include the effect of discontinued operations and stock-based compensation expense. See Note 2 and 12, respectively, for additional information.

ITEM 7. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We had significant accomplishments in 2006, capped off by the passage of historic postal reform legislation. We achieved strong financial results throughout the year. We completed our restructuring program which has made us more efficient and competitive. With the sale of Capital Services and the tax settlement with the Internal Revenue Service earlier in the year, there is greater stability, transparency and visibility into our business.

Revenue grew 7% in 2006 driven by strong growth in supplies, financing, software, mail services, marketing services and continued demand for our digital mailing and production mail equipment. Strategic transactions for the year included the acquisitions of Print, Inc.; Advertising Audit Services and PMH Caramanning; Ibis Consulting, Inc.; and Emtex Ltd. Acquisitions contributed 2% to our revenue growth.

Income from continuing operations was $566 million in 2006 compared with $473 million in 2005 and diluted earnings per share from continuing operations was $2.51 in 2006 compared with $2.04 in 2005. In 2006, diluted earnings per share from continuing operations was reduced by restructuring charges of 10 cents. In 2005, diluted earnings per share from continuing operations was reduced by restructuring charges of 16 cents, increased by our tax reserves related to corporate owned life insurance (COLI) of 24 cents and reduced by foundation contributions of 3 cents.

See Results of Operations for 2006, 2005 and 2004 for a more detailed discussion of our results of operations.

Outlook for 2007

We anticipate that we will experience solid financial results for the year 2007. We expect that we will continue to experience a changing mix of product line sales, where a greater percentage of the revenue will come from diversified revenue streams associated with fully featured smaller systems and a smaller percentage from larger system sales. In addition, we expect to continue our market expansion in both Mailstream Solutions and Mailstream Services and derive further synergies from our recent acquisitions. We will remain focused on disciplined expense control and will continue to allocate capital in order to optimize our returns.

In December 2006, the United States Congress passed and President Bush signed into law the Postal Accountability and Enhancement Act which is the first major change to the United States Postal Service (USPS) since 1971. We believe that postal reform will set the stage for overall growth in the U.S. mailing industry. This new law enhances the stability of the USPS; provides rate flexibility; encourages increased use of technology; and encourages partnerships with the private sector.

Results of Operations 2006 Compared to 2005

Business segment revenue

The following table shows revenue in 2006 and 2005 by business segment:

(Dollars in millions)
				% Contribution
	2006	2005	% change	from Acquisitions
Revenue:
U.S. Mailing	$2,350	$2,260	4%	1%
International Mailing	1,013	917	10%	3%
Production Mail	575	534	8%	1%
Software	203	174	16%	8%
Mailstream Solutions	4,141	3,885	7%	2%

Management Services	1,074	1,072	-	2%
Mail Services	370	335	10%	-
Marketing Services	145	75	93%	68%
Mailstream Services	1,589	1,482	7%	5%
Total Revenue	$5,730	$5,367	7%	2%

Mailstream Solutions revenue increased 7% over the prior year driven by growth in our worldwide operations, and the acquisitions of Print, Inc. and Emtex in 2006 and Danka Canada in 2005. U.S. Mailing’s revenue grew by 4% due to solid growth in US equipment sales, supplies, shipping solutions and financing as our meter base continued to transition to new digital technology and customers took advantage of our broad range of financial offerings. However, revenue continued to be adversely affected by the ongoing changing mix to more fully featured smaller systems. International Mailing’s revenue grew by 10% driven by growth in mailing equipment and supplies. Worldwide revenue for Production Mail grew by 8% due to placements of inserting systems and strong demand for our advanced, high-speed Infinity metering system in the U.S., offset by lower sales in Europe. Software’s revenue grew by 16% due to sales of document composition, and address management products.

Mailstream Services revenue increased 7% driven by growth in Mail Services and Marketing Services and the acquisitions of Advertising Audit Services and PMH Caramanning (collectively AAS) and Ibis Consulting in 2006 and Imagitas as well as Compulit in 2005. During the year, we expanded our marketing services for the motor vehicle registration process to a sixth state and launched a catalog request form as an enhanced offering in the USPS move update kit. Management Services revenue remained flat in 2006 as we continued to focus on enhancing the profitability of this segment. Mail Services revenue increased by 10% as a result of our continued expansion of our presort and international consolidation network and growth in our customer base. Revenue growth for Marketing Services was driven by existing and new direct marketing services and the acquisition of AAS.

Business segment earnings before interest and taxes (EBIT)

We use EBIT as a measure of our segment profitability. See reconciliation of segment amounts to Income from Continuing Operations before Income Taxes and Minority Interest in Note 19 to the Consolidated Financial Statements.

The following table shows EBIT in 2006 and 2005 by business segment:

(Dollars in millions)
	2006	2005	% change
EBIT:
U.S. Mailing	$944	$906	4%
International Mailing	179	182	(2)%
Production Mail	66	49	35%
Software	33	27	24%
Mailstream Solutions	1,222	1,164	5%

Management Services	83	69	21%
Mail Services	43	20	117%
Marketing Services	20	10	97%
Mailstream Services	146	99	48%
Total EBIT	$1,368	$1,263	8%

Mailstream Solutions EBIT increased 5% compared with the prior year. U.S. Mailing’s EBIT grew 4% driven by revenue growth and increased demand for higher margin supplies and financing products and services. International Mailing EBIT margins were adversely impacted by investments to expand sales channels and transitional expenses related to the consolidation and outsourcing of administrative functions. Production Mail EBIT increased 35% driven primarily by strong demand for our infinity meters. Software’s EBIT increased 24% driven by revenue growth.

Mailstream Services EBIT grew 48% compared with the prior year. Management Services EBIT grew 21%, reflecting our continued strategy to focus on higher value services while reducing administrative costs. Mail Services EBIT grew 117% as a result of the ongoing successful integration of acquired sites and increased operating efficiencies. Marketing Services EBIT grew 97% driven by revenue growth.

Revenue by source

(Dollars in millions)
	2006	2005	% change
Equipment sales	$1,373	$1,251	10%
Supplies	340	297	14%
Software	202	174	16%
Rentals	785	801	(2)%
Financing	725	664	9%
Support services	717	698	3%
Business services	1,588	1,482	7%
Total revenue	$5,730	$5,367	7%

Equipment sales revenue increased 10% over the prior year due to growth in sales of networked digital mailing systems, inserting equipment, and shipping solutions.

Supplies revenue increased 14% driven by customers’ migration to digital technology, price increases and the expansion through acquisition of our print management business. At December 31, 2006, digital meters represented approximately 93% of our 1.3 million U.S. meter base, up from 84% in 2005.

Software revenue increased 16% primarily due to higher sales of document composition, and address management products.

Rentals revenue decreased from the prior year due to the continued downsizing by customers to smaller machines, primarily in the U.S.

Financing revenue increased 9% primarily due to growth in our worldwide equipment leasing volumes and higher demand for our payment solutions.

Support services revenue increased 3% due to higher placements of equipment and shipping solutions and our acquisitions in the print management space which contributed 1%.

Business services revenue increased 7% primarily due to growth in mail and marketing services.

Costs of revenue

(Dollars in millions)
			Percentage of Revenue
	2006	2005	2006	2005
Cost of equipment sales	$694	$625	50.5%	50.0%
Cost of supplies	$90	$73	26.5%	24.6%
Cost of software	$43	$37	21.3%	21.3%
Cost of rentals	$171	$166	21.8%	20.7%
Cost of support services	$400	$386	55.8%	55.3%
Cost of business services	$1,242	$1,196	78.2%	80.7%

Cost of equipment sales as a percentage of revenue increased to 50.5% in 2006 compared with 50.0% in the prior year, primarily due to the increase in revenue mix of lower margin Production Mail and International Mailing sales.

Cost of supplies as a percentage of revenue increased to 26.5% in 2006 compared with 24.6% in the prior year, primarily due to sales of toner, ink and other supplies which have lower margins than our traditional meter supplies.

Cost of software as a percentage of revenue in 2006 remained flat at 21.3% compared with the prior year.

Cost of rentals as a percentage of revenue increased to 21.8% in 2006 compared with 20.7% in the prior year, primarily due to higher depreciation costs from new placements associated with our meter base migration.

Cost of support services increased to 55.8% of revenue in 2006 compared with 55.3% in the prior year, primarily due to an increase in the mix of higher cost Production Mail and International Mail support services.

Cost of business services decreased to 78.2% of revenue in 2006 compared with 80.7% in the prior year, primarily due to our ongoing focus on cost containment and efficiency in our Management Services operations, and the successful integration of new sites in our Mail Services operations.

Selling, general and administrative expenses

(Dollars in millions)
			Percentage of Revenue
	2006	2005	2006	2005
	$1,764	$1,655	30.8%	30.8%

Selling, general and administrative expenses, as a percentage of total revenue, remained flat compared with 2005 as benefits from our transformation and productivity programs were offset by investments made in our selling and marketing capabilities as well as transition expenses related to the consolidation and outsourcing of administrative functions in Europe.

Research and development expenses

(Dollars in millions)
	2006	2005	% change
	$165	$166	(0.6)%

Research and development expenses remained flat with the prior year. Our investment in research and development reflects our continued focus on developing new technologies and enhancing features for all of our different products as well as an increased mix of new software development.

Net interest expense

(Dollars in millions)
	2006	2005	% change
	$213	$188	13.3%

Net interest expense increased by $25 million in 2006 due to higher average interest rates and higher average borrowings during the year partly offset by higher interest income from the investment of proceeds received upon the sale of Capital Services. Our variable and fixed rate debt mix, after adjusting for the effect of interest rate swaps, was 23% and 77%, respectively, at December 31, 2006.

Income taxes / effective tax rate
	2006	2005
	36.6%	40.5%

The reduction in our 2006 effective tax rate was primarily due to the COLI tax reserve that was recorded in 2005.

Minority interest

(Dollars in millions)
	2006	2005	% change
	$14	$10	40.0%

Minority interest includes dividends paid to preferred stockholders in a subsidiary. Minority interest increased compared with the prior year primarily due to an increase in the weighted average dividend rate which is repriced at each auction date.

Discontinued operations

(Dollars in millions)
	2006	2005
Revenue	$81	$125
Pretax income	$29	$38

Net income	$31	$35
Gain on sale of Imagistics, net of $7 tax expense	11	-
FSC tax law change	(16)	-
Additional tax on IRS settlement	(41)	-
Loss on sale of Capital Services, net of $285 tax benefit	(445)	-
Total discontinued operations, net of tax	$(460)	$35

In 2006, we completed the sale of our Capital Services external financing business and our Imagistics lease portfolio. We have reported the results of these businesses as discontinued operations for all periods presented. See Note 2 in the Consolidated Financial Statements for further discussion and details of the discontinued operations.

Results of Operations 2005 Compared to 2004

Business segment revenue

The following table shows revenue in 2005 and 2004 by business segment:

(Dollars in millions)
				% Contribution
	2005	2004	% change	from Acquisitions
Revenue:
U.S. Mailing	$2,260	$2,175	4%	-
International Mailing	917	818	12%	2%
Production Mail	534	470	14%	11%
Software	174	97	79%	79%
Mailstream Solutions	3,885	3,560	9%	4%

Management Services	1,072	1,078	(1)%	1%
Mail Services	335	194	73%	28%
Marketing Services	75	-	-	100%
Mailstream Services	1,482	1,272	17%	9%
Total Revenue	$5,367	$4,832	11%	5%

Mailstream Solutions revenue increased 9% over the prior year driven by growth in our worldwide operations, and the acquisitions of Group 1, Groupe MAG and Danka Canada. U.S. Mailing’s revenue growth of 4% was favorably impacted by placements of small and mid-sized networked digital mailing systems, mail creation equipment and supplies. International Mailing revenue grew 12% due to increased placements of mailing equipment with small businesses and increased sales of supplies. Revenue also benefited from the acquisition of Group MAG and Danka Canada, and favorable foreign currency translation, which contributed 4%. Worldwide Production Mail revenue increased by 14% driven by placements of our Advanced Productivity Systems and Flexible Productivity Systems. Software revenue grew 79% primarily as a result of a full year’s revenue from Group 1 which was acquired in July 2004.

Mailstream Services revenue increased 17% over the prior year driven primarily by a 73% increase at Mail Services. Management Services revenue declined slightly from the prior year, reflecting our continued focus on enhancing profitability for this business segment. Our Mail Services operations grew at a double-digit rate as a result of continued expansion of our presort and international mail consolidation network, growth in our customer base and the acquisitions of IMEX and Ancora. Revenue growth for Marketing Services is a result of our acquisition of Imagitas in May 2005.

Business segment earnings before interest and taxes (EBIT)

The following table shows EBIT in 2005 and 2004 by business segment:

(Dollars in millions)
	2005	2004	% change
EBIT:
U.S. Mailing	$906	$861	5%
International Mailing	182	165	10%
Production Mail	49	31	58%
Software	27	14	93%
Mailstream Solutions	1,164	1,071	9%

Management Services	69	53	30%
Mail Services	20	11	82%
Marketing Services	10	-	-
Mailstream Services	99	64	55%
Total EBIT	$1,263	$1,135	11%

Mailstream Solutions EBIT increased 9% driven by revenue growth and the effect of our continued emphasis on reducing costs and controlling operating expenses. EBIT margins were adversely affected by the increase in mix of lower margin International Mail and Production Mail revenues. The increase in EBIT for Software is in line with the increase in revenue.

Mailstream Services EBIT increased 55%. Mail Services EBIT increased due primarily to lower costs for the integration of recently added sites. Management Services EBIT margins improved slightly versus the prior year, helped by our focus on higher margin service offerings and ongoing administrative cost reduction measures. EBIT growth for Marketing Services is a result of our acquisition of Imagitas in May 2005.

Revenue by source

(Dollars in millions)
	2005	2004	% change
Equipment sales	$1,251	$1,151	9%
Supplies	297	269	10%
Software	174	97	79%
Rentals	801	804	-
Financing	664	614	8%
Support services	698	625	12%
Business services	1,482	1,272	17%
Total revenue	$5,367	$4,832	11%

Equipment sales increased 9% over the prior year due to strong growth in worldwide sales of digital mailing equipment and mail creation equipment; the acquisitions of Groupe MAG and Danka Canada, which contributed 3%; and the favorable impact of foreign currency, which contributed 1%.

Supplies revenue increased 10% over the prior year due to the meter base continuing to transition to digital technology.

Software revenue grew 79% primarily as a result of a full year’s revenue from Group 1 which was acquired in July 2004.

Rentals revenue remained flat compared with the prior year. Rentals revenue was negatively impacted by downsizing to smaller machines. At December 31, 2005, digital meters represented approximately 84% of our 1.3 million U.S. meter base, up from 75% in 2004.

Financing revenue increased 8% due primarily to growth in our worldwide equipment leasing volumes, higher revenue from payment solutions and the favorable impact of foreign currency which contributed 1%.

Support services revenue increased 12% due primarily to the acquisitions of Groupe MAG and Danka Canada, which in the aggregate contributed 9%; the favorable impact of foreign currency, which contributed 1%; a larger population of International and Production Mail equipment maintenance agreements; and the addition of hardware equipment services contracts from Standard Register Inc. in late 2004.

Business services revenue increased 17% due primarily to growth at our existing and new Mail Services sites and the acquisitions of IMEX, Ancora, Compulit, and Imagitas which contributed 9% in aggregate.

Costs of revenue

(Dollars in millions)
			Percentage of Revenue
	2005	2004	2005	2004
Cost of equipment sales	$625	$586	50.0%	50.9%
Cost of supplies	$73	$66	24.6%	24.5%
Cost of software	$37	$28	21.3%	28.9%
Cost of rentals	$166	$164	20.7%	20.4%
Cost of support services	$386	$340	55.3%	54.4%
Cost of business services	$1,196	$1,048	80.7%	82.4%

Cost of equipment sales, as a percentage of sales revenue, decreased compared with 2004, primarily due to lower costs resulting from our successful transition to outsourcing of parts for digital equipment.

Cost of supplies, as a percentage of supplies revenue remained flat compared with 2004.

Cost of software, as a percentage of software revenue, decreased as a result of higher margin software products obtained in our acquisition of Group 1 in July 2004.

Cost of rentals, as a percentage of rentals revenue increased compared with 2004, as a result of higher depreciation costs from new meter placements.

Cost of support services, as a percentage of support services revenue, increased compared with 2004, primarily due to an increase in mix of lower margin international support services revenue.

Cost of business services, as a percentage of business services revenue, decreased compared with 2004, primarily due to our ongoing focus on cost containment and efficiency in our Management Services operations, integration of new sites in our Mail Services operations and the addition of higher margin revenue at Imagitas.

Selling, general and administrative expenses

(Dollars in millions)
			Percentage of Revenue
	2005	2004	2005	2004
	$1,655	$1,496	30.8%	31.0%

Selling, general and administrative expenses, as a percentage of total revenue, decreased compared with 2004, as a result of our continued focus on controlling operating expenses and benefits from our transformation programs.

Research and development expenses

(Dollars in millions)

	2005	2004	% change
	$166	$161	3.1%

Research and development expenses increased 3.1% in 2005 due primarily to research and development at Group 1. The increase also reflects our continued investment in developing new technologies and enhancing features for all our products.

Net interest expense

(Dollars in millions)

	2005	2004	% change
	$188	$158	19.0%

Net interest expense increased in 2005 due to higher interest rates and higher borrowings during the year. Our variable and fixed rate debt mix, after adjusting for the effect of interest rate swaps, was 21% and 79%, respectively, at December 31, 2005. Based on our borrowings at December 31, 2005, a one-percentage point change in short-term interest rates would impact annual diluted earnings per share by approximately 1 cent.

Income taxes / effective tax rate

2005	2004
40.5%	32.4%

In 2005, the effective tax rate increased by 6.5% due to a $56 million increase in our tax reserve related to an adverse court opinion that another company received related to the tax treatment of COLI. This was partially offset by tax benefits of 0.4% from restructuring charges and 0.8% from favorable adjustments to the Capital Services tax provisions. The effective tax rate in 2004 included tax benefits of 1.0% from restructuring charges.

Minority interest

(Dollars in millions)

	2005	2004	% change
	$10	$6	66.7%

Minority interest includes dividends paid to preferred stockholders in a subsidiary. Minority interest increased compared with the prior year due to an increase in the weighted average dividend rate which is set at auction.

Discontinued operations

(Dollars in millions)

	2005	2004
Revenue	$125	$125
Pretax income	$38	$67

Net income	$35	$57
Total discontinued operations, net of tax	$35	$57

See Note 2 to the Consolidated Financial Statements for further discussion and details of the discontinued operations.

Other Income (Expense)

Charitable contributions

In 2005 we contributed $10 million ($6 million after-tax) to the Pitney Bowes Literacy and Education Fund and the Pitney Bowes Employee Involvement Fund.

Legal settlements, net

In 2004, we recorded a pre-tax charge of approximately $20 million associated with the settlement of lawsuits related to a program we offered to some of our leasing customers to replace equipment if it was lost, stolen or destroyed. The $20 million charge related to the following settlement costs: award certificates to be provided to members of the class for purchase of office products through our diverse supply line; and the cost of legal fees and related expenses. In 2006, we recorded a pre-tax gain of $5 million related to a revised liability estimate associated with this settlement and a pre-tax charge of $2 million for other legal matters.

Restructuring Charges

In connection with our previously announced restructuring initiatives, we recorded pre-tax restructuring charges of $36 million, $54 million and $158 million for the years ended December 31, 2006, 2005 and 2004, respectively. The 2005 charge is net of a $30 million gain on the sale of our main plant manufacturing facility. We have now concluded our formal restructuring program which began in 2003.

The cash outflows related to restructuring charges are funded primarily by cash from operating activities. The outstanding restructuring balance is expected to be substantially paid over the next twelve months. The restructuring initiatives are expected to continue to increase our operating efficiency and effectiveness in 2007 and beyond while enhancing growth, primarily as a result of reduced personnel-related expenses. We realized incremental pre-tax benefits of approximately $25 million, $50 million and $45 million in 2006, 2005, and 2004, respectively, from these restructuring initiatives, primarily as a result of reduced personnel-related expense, and currently estimate incremental pre-tax benefits from these initiatives of approximately $20 million in 2007. See Note 1 to the Consolidated Financial Statements for our accounting policy related to restructuring charges.

The pre-tax restructuring charges are composed of:

(Dollars in millions)
	Restructuring			Balance
	charges	Non-cash charges	Cash payments	December 31
2004
Severance and benefit costs	$76	$-	$(55)	$48
Asset impairments	73	(73)	-	-
Other exit costs	9	-	(11)	3
	$158	$(73)	$(66)	$51
2005
Severance and benefit costs	$71	$-	$(74)	$45
Asset impairments	7	(7)	-	-
Other exit costs	6	-	(4)	5
Gain on sale of main plant	(30)	-	30	-
	$54	$(7)	$(48)	$50
2006
Severance and benefit costs	$33	$-	$(46)	$32
Asset impairments	1	(1)	-	-
Other exit costs	2	-	(5)	2
	$36	$(1)	$(51)	$34

All restructuring charges, except for asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 4,000 employees worldwide from the inception of this plan through December 31, 2006. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 62% of the workforce reductions were in the U.S. while the majority of the international workforce reductions were in Europe and Canada. Asset impairments in 2003 included a $24 million charge as a result of our decision to exit our main plant manufacturing facility in Connecticut in connection with our product sourcing and real estate optimization strategy. During the first quarter of 2005, following the successful rezoning of our main plant facility, we recorded a pre-tax gain of $30 million related to the sale of this facility. Restructuring charges in 2004 included a pre-tax charge of $28 million related to the planned closure of a manufacturing facility in Germany. Asset impairments in 2004 included a $47 million charge related to the write-down of capitalized system development costs, related to order management processes, as a result of our changing business profile and organizational realignment. Other asset impairments in 2006, 2005 and 2004 relate primarily to the write-down of property, plant and equipment resulting from the closure or streamlining of certain facilities and systems. The fair values of the impaired long-lived assets were determined primarily using probability weighted expected cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

Acquisitions

On July 31, 2006, we acquired Print, Inc. for approximately $47 million in cash. Print, Inc. provides printer supplies, service and equipment under long-term managed services contracts. The goodwill was assigned to the U.S. Mailing segment.

On June 15, 2006, we acquired substantially all the assets of Advertising Audit Service and PMH Caramanning (collectively AAS) for approximately $42 million in cash. AAS offers a variety of web-based tools for the customization of promotional mail and marketing collateral and designs and manages customer and channel performance solutions. The goodwill was assigned to the Marketing Services segment.

On April 24, 2006, we acquired Ibis Consulting, Inc. (Ibis) for approximately $65 million in cash. Ibis is a leading provider of electronic discovery (eDiscovery) services to law firms and corporate clients. Ibis’ technology and offerings complement those of Compulit, which we acquired last year, and expands our range of solutions and services for the complex litigation support needs of law firms and corporate legal departments. The goodwill was assigned to the Management Services segment.

On February 8, 2006, we acquired Emtex Ltd. (Emtex) for approximately $42 million in cash. Emtex is a software and services company that allows large-volume mailers to simplify document production and centrally manage complex multi-vendor and multi-site print operations. The goodwill was assigned to the Software segment.

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

On May 26, 2005, we acquired Imagitas, Inc. (Imagitas) for approximately $231 million in cash, net of unrestricted cash. Imagitas is a marketing services company that specializes in using mail to help companies connect with hard to reach consumers. This acquisition expands our presence in the mailstream and adds to the array of valuable services that we currently deliver to our customers. The goodwill was assigned to the Marketing Services segment.

On March 24, 2005, we acquired Compulit, Inc. (Compulit) for approximately $24 million in cash. Compulit is a leading provider of litigation support services to law firms and corporate clients. This acquisition expands our ability to provide a broader range of high value services to the legal market. The goodwill was assigned to the Management Services segment.

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

We accounted for these acquisitions using the purchase method of accounting and accordingly, the operating results of these acquisitions have been included in our consolidated financial statements since the date of acquisition. These acquisitions did not materially impact income from continuing operations for the years ended December 31, 2006, 2005 and 2004.

During 2006, 2005 and 2004, we also completed several smaller acquisitions, including additional sites for our mail services operations and selected dealers. We also acquired the hardware equipment services business of Standard Register Inc. at the end of 2004. The cost of these acquisitions in the aggregate was less than $75 million in each year. These acquisitions did not have a material impact on our financial results either individually or on an aggregate basis.

See Note 3 to the Consolidated Financial Statements.

Liquidity and Capital Resources

We believe that strong cash flow generated by operations, existing cash and liquid investments, as well as borrowing capacity under our commercial paper program, the existing credit facility and debt capital markets should be sufficient to finance our capital requirements for the foreseeable future. Our potential uses of cash include but are not limited to the following: growth and expansion opportunities; internal investments; customer financing; tax payments; interest and dividend payments; share repurchase program; and potential acquisitions and divestitures.

Cash Flow Summary

The change in cash and cash equivalents is as follows:

(Dollars in millions)
	2006	2005
Cash (used in) provided by operating activities	$(286)	$530
Cash provided by (used in) investing activities	720	(472)
Cash used in financing activities	(440)	(128)
Effect of exchange rate changes on cash	2	(3)
Decrease in cash and cash equivalents	$(4)	$(73)

2006 Cash Flows

Net cash used in operating activities decreased due to payments made to the IRS in connection with the sale of Capital Services and the IRS tax settlement. These payments to the IRS reflect taxes due from the sale of our Imagistics lease portfolio and Capital Services external financing business as well as final payments for our settlement of all outstanding tax audit issues in dispute for tax years through December 31, 2000. See Note 9 for further discussion. The increase in accounts receivable decreased cash from operations by approximately $47 million, primarily reflecting growth in sales of equipment and software licenses. The increase in our internal finance receivables balances reduced cash from operations by $237 million, reflecting growth in equipment placements and our payment solutions business during the year.

Net cash provided by investing activities consisted primarily of proceeds of $747 million received from the sale of our Capital Services external financing business, $282 million received from the sale of our Imagistics lease portfolio and an advance of $138 million against the cash surrender value of our COLI policies, offset by $328 million in capital expenditures and $231 million used for acquisitions.

Net cash used in financing activities was $440 million and consisted primarily of stock repurchases and dividends paid, offset by the issuance of debt, common stock and proceeds from preferred stock issued by a subsidiary.

2005 Cash Flows

Net cash provided by operating activities was $530 million and consisted primarily of net income adjusted for non-cash items, changes in operating assets and liabilities, contributions to our pension funds, restructuring payments and a $200 million tax bond posted with the IRS in April 2005. The increase in our deferred taxes and income taxes payable balances resulted from continued tax benefits from our internal financing and the run-off of Capital Services leasing activities contributing $186 million to cash from operations. The increase in our internal finance receivables balances reduced cash from operations by $105 million, reflecting growth in equipment placements and our payment solutions business during the year. Other operating assets and liabilities reduced our cash from operations by $95 million primarily due to higher accounts receivable balances that resulted from strong growth in our businesses.

Net cash used in investing activities was $472 million and consisted primarily of capital expenditures and acquisitions, partially offset by cash generated from Capital Services asset sales, increased reserve account deposits and proceeds from the sale of the main plant.

Net cash used in financing activities was $128 million and consisted primarily of dividends paid to stockholders and stock repurchases, partially offset by the issuance of debt and stock.

Capital Expenditures

During 2006, capital expenditures included net additions of $137 million to property, plant and equipment and $191 million in net additions to rental equipment and related inventories compared with $147 million and $145 million, respectively, in 2005. The increase in rental asset additions relates primarily to the continued migration to digital postage meters.

We expect capital expenditures in 2007 to be approximately the same as 2006. These investments will also continue to be affected by the timing of our customers’ transition to digital meters.

Financings and Capitalization

We have a commercial paper program that is a significant source of liquidity. As of December 31, 2006, we had approximately $490 million of outstanding commercial paper issuances and an unused credit facility of $1.5 billion which supports commercial paper issuances.

In addition to our borrowing capability under the unused credit facilities described above, we have $1.1 billion available under the shelf registration statement filed in February 2005 with the SEC, permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

In May 2006, we took a cash advance totaling $138 million against the cash surrender value in certain COLI policies. This advance is reflected as a reduction to our COLI investment in other assets in the Consolidated Balance Sheet.

In November 2006, we issued $500 million of unsecured fixed rate notes maturing in January 2037. These notes bear interest at an annual rate of 5.25% and pay interest semi-annually beginning in January 2007. The proceeds from these notes were issued for general corporate purposes, including the repayment of commercial paper, increases in customer financing, the financing of acquisitions and repurchase of the Company’s shares.

In December 2006, our subsidiary, Pitney Bowes International Holdings, Inc., issued 750,000 shares of variable term voting preferred stock for net proceeds of $74 million. The proceeds from the preferred stock issuance were used for general corporate purposes and the repayment of commercial paper.

We believe our financing needs in the short and long term can be met from cash generated internally, borrowing capacity from existing credit agreements, available debt issuances under existing shelf registration statements and our existing commercial paper program. Information on debt maturities is presented in Note 8 to the Consolidated Financial Statements.

The following summarizes our known contractual obligations at December 31, 2006 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
Commercial paper borrowings	$490	$490	$-	$-	$-
Long-term debt and current portion of long-term debt	3,826	1	700	150	2,975
Non-cancelable operating lease obligations	249	79	96	48	26
Purchase obligations (1)	160	133	15	5	7
Other non-current liabilities (2)	446	-	293	51	102
Total	$5,171	$703	$1,104	$254	$3,110

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

(2)	Other non-current liabilities relate primarily to our postretirement benefits. See Note 13 to the Consolidated Financial Statements.

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

In multiple element arrangements, we recognize revenue for each of the elements based on their respective fair values in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue for delivered elements only when the fair values of undelivered elements are known and uncertainties regarding customer acceptance are resolved. Our allocation of the fair values to the various elements does not change the total revenue recognized from a transaction, but impacts the timing of revenue recognition. Revenue is allocated to the meter rental and equipment maintenance agreement elements first using their respective fair values, which are determined based on prices charged in standalone and renewal transactions. Revenue is then allocated to the equipment based on the present value of the remaining minimum lease payments. We then compare the allocated equipment fair value to the range of cash selling prices in standalone transactions during the period to ensure the allocated equipment fair value approximates average cash selling prices.

We provide lease financing for our products primarily through sales-type leases. We classify our leases in accordance with SFAS No. 13, Accounting for Leases. The vast majority of our leases qualify as sales-type leases using the present value of minimum lease payments classification criteria outlined in SFAS No. 13. We believe that our sales-type lease portfolio contains only normal collection risk with no important uncertainties with respect to future costs. Accordingly, we record the fair value of equipment as sales revenue, the cost of equipment as cost of sales and the minimum lease payments plus the estimated residual value as gross finance receivables. The difference between the gross finance receivable and the equipment fair value is recorded as unearned income and is amortized as income over the lease term using the interest rate implicit in the lease.

Equipment residual values are determined at inception of the lease using estimates of equipment fair value at the end of the lease term. Estimates of future equipment fair value are based primarily on our historical experience. We also consider forecasted supply and demand for our various products, product retirement and future product launch plans, end of lease customer behavior, regulatory changes, remanufacturing strategies, used equipment markets, if any, competition and technological changes. We evaluate residual values on an annual basis or as changes to the above considerations occur. We have not experienced any material changes to our residual values during 2006, 2005 or 2004 nor do we expect any material changes to residual values in the foreseeable future.

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

Accounting for income taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. When we prepare our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision for our taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

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

Based on our 2006 income from continuing operations before income taxes and minority interest, a 1% change in our effective tax rate would impact income from continuing operations by approximately $9.1 million.

Long-lived assets

Useful lives of long-lived assets

We depreciate property, plant and equipment and rental property and equipment principally using the straight-line method over estimated useful lives: machinery and equipment principally 3 to 15 years and buildings up to 50 years. We depreciate other depreciable assets using either the straight-line method or accelerated methods. We amortize properties leased under capital leases on a straight-line basis over the primary lease terms. We amortize capitalized costs related to internally developed software using the straight-line method over the estimated useful life, which is principally 3 to 10 years. Intangible assets with finite lives are amortized over their estimated useful lives, which are principally 4 to 15 years. Our estimates of useful lives could be affected by changes in regulatory provisions, technology or business plans.

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

We believe that we have no unrecorded asset impairments at December 31, 2006. However, future events and circumstances, some of which are described below, may result in an impairment charge:

  Changes in postal regulations governing the types of meters allowable for use.
  New technological developments that provide significantly enhanced benefits over current digital technology.
  Significant negative economic or industry trends.
  Changes in our business strategy that alters the expected usage of the related assets.
  Future economic results that are below our expectations used in the current assessments.

Pension benefits

Assumptions and estimates

Our net pension expense, assets and obligations are dependent on various assumptions and estimates. We make assumptions relating to discount rates, rate of compensation increase, expected return on plan assets and other factors. These assumptions are evaluated and updated annually and are described in further detail in Note 13 to the Consolidated Financial Statements. The following assumptions relate to our U.S. qualified pension plan, which is our largest plan. We determine our discount rate for the U.S. retirement benefit plan by using a model that discounts each year’s estimated benefit payments by an applicable spot rate. These spot rates are derived from a yield curve created from a large number of high quality corporate bonds. Accordingly, our discount rate assumption was 5.85% at December 31, 2006 and 5.60% at December 31, 2005. The rate of compensation increase assumption reflects our actual experience and best estimate of future increases. Our estimate of the rate of compensation increase was 4.50% at December 31, 2006 and 2005. Our expected return on plan assets is determined based on historical portfolio results, the plan’s asset mix and future expectations of market rates of return on the types of assets in the plan. Our expected return on plan assets assumption was 8.50% in 2006 and 2005.

Sensitivity to changes in assumptions:

  Discount rate – a 0.25% increase in the discount rate would decrease annual pension expense by approximately $2.8 million.
  Rate of compensation increase – a 0.25% increase in the rate of compensation increase would increase annual pension expense by approximately $2.2 million.
  Expected return on plan assets – a 0.25% increase in the expected return on assets of our principal plans would decrease annual pension expense by approximately $3.9 million.

Delayed recognition principles

In accordance with SFAS No. 87, Employers’ Accounting for Pensions, actual pension plan results that differ from our assumptions and estimates are accumulated and amortized over the estimated future working life of the plan participants and will therefore affect pension expense recognized and obligations recorded in future periods. We also base our net pension expense primarily on a market related valuation of plan assets. In accordance with this approach we recognize differences between the actual and expected return on plan assets primarily over a five-year period and as a result future pension expense will be impacted when these previously deferred gains or losses are recorded. See new accounting pronouncements below for the effect of SFAS No. 158, Employee’s Accounting for Defined Pension and Other Post Retirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R).

Investment related risks and uncertainties

We invest our pension plan assets in a variety of investment securities in accordance with our strategic asset allocation policy. The composition of our U.S. pension plan assets at December 31, 2006 was approximately 72% equity securities, 23% fixed income securities and 5% real estate investments. Investment securities are exposed to various risks such as interest rate, market and credit risks. In particular, due to the level of risk associated with equity securities, it is reasonably possible that changes in the values of such investment securities will occur and that such changes could materially affect our future results.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R) (revised 2004), Share-Based Payment. SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the condensed consolidated financial statements. SFAS 123(R) requires compensation cost to be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Prior to our adoption of SFAS 123(R), we used the nominal vesting period approach to determine the pro forma stock-based compensation expense for all awards. SFAS 123(R) also requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. We adopted the provisions of SFAS 123(R) on January 1, 2006 using the modified retrospective application. See Note 12 for further disclosures related to our stock-based compensation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of SFAS 154 did not have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB issued FASB Staff Position (FSP) No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations, that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive). The adoption of this FSP did not have a material effect on our financial position, results of operations or cash flows for those European Union (EU) countries that enacted the Directive into country-specific laws.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us beginning in the first quarter of 2007. We are currently evaluating the impact of adopting this Statement.

In July 2006, the FASB issued FSP No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. FSP 13-2 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us beginning in the first quarter of 2007. It is not anticipated that the adoption of FSP 13-2 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), to define how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where it is allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. SFAS 157 takes effect for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption allowed. We continue to evaluate the impact of adopting this Statement.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158) to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Our adoption of the provisions of SFAS 158 reduced our stockholders’ equity by $297 million at December 31, 2006. SFAS 158 did not affect our results of operations or cash flows. See Note 13 to the Consolidated Financial Statements for further details regarding the adoption of SFAS 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for the purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 allows registrants to adjust for the cumulative effect of certain errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption provided that management has properly concluded that the errors were not material to prior periods. SAB 108 is effective for fiscal years ending after November 15, 2006. In 2006, we determined that the accounting for certain leveraged lease transactions in Canada was misstated due to changes in assumptions having occurred prior to 2000 which impacted net income from the leases. Such changes in assumptions require the leveraged lease pricing models to be revised. These misstatements were immaterial to prior periods, however correction in the current period would have had the effect of reducing our pre-tax income and our tax provision by approximately $48 million and $43 million, respectively, which was considered material to the current period financial statements. Accordingly, we corrected these misstatements by adjusting opening retained earnings in 2006 by $5 million. As part of this adjustment, we also decreased our investment in leveraged leases by $33 million, increased other non-current liabilities by $15 million and decreased deferred taxes on income by $43 million.

Legal and Regulatory Matters

Legal

See Legal Proceedings in Item 3 of this Form 10-K for information regarding our legal proceedings.

Other

The European Union has instituted two environmental directives that impact our international operations. The Waste Electrical and Electronic Equipment legislation, effective August 13, 2005, makes manufacturers responsible for the disposal of their equipment. This directive is progressively being rolled out by member states. The Restriction of Hazardous Substances directive (RoHS) effective July 2006, requires the removal of substances that are now considered actually or potentially hazardous, from future equipment placements. As a result of the RoHS directive, we are required to modify or change certain components in our products and in some instances these changes will require us to seek re-approval for the placement of postage meters from the appropriate postal authorities in each country.

Income taxes

In 2006, we accrued in discontinued operations an additional tax expense of $16.2 million to record the impact of the recently enacted Tax Increase Prevention and Reconciliation Act (“TIPRA”). The TIPRA legislation repealed the exclusion from federal income taxation a portion of the income generated from certain leveraged leases of aircraft by foreign sales corporations. See Note 2 for further discussion of discontinued operations.

In August 2006, we reached a settlement with the IRS governing all outstanding tax audit issues in dispute for tax years through 2000. These disputed items related primarily to the tax treatment of corporate owned life insurance (COLI) and related interest expense, the tax effect of the sale of certain preferred share holdings and the tax treatment of certain Capital Services lease transactions. In the second quarter of 2006, we estimated the tax due as a result of the IRS settlement including our best estimate of the additional liability for these items in all open years, the sale of the Imagistics portfolio and the sale of the Capital Services businesses to be approximately $1.1 billion. Accordingly, we recorded $61 million of additional tax expense. $41 million of the $61 million tax expense related to the Capital Services business and was included in discontinued operations and $20 million was included in continuing operations. The $1.1 billion tax liability is net of $330 million of IRS tax bonds previously posted. We paid the $1.1 billion obligation to the IRS by the end of 2006. These tax obligations were funded with proceeds previously received from the sale of the Imagistics portfolio and the Capital Services business and the advance against the cash surrender value of our COLI assets.

In January 2006, the U.S. Circuit Court of Appeals reversed a District Court decision that another company received related to the tax treatment of COLI and related interest deductions. As a result, we recorded additional tax reserves of $56 million in our 2005 financial results.

We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. Determining the appropriate level of tax reserves requires us to exercise judgment regarding the uncertain application of tax law. The amount of reserves is adjusted when information becomes available or when an event occurs indicating a change in the reserve is appropriate. Future changes in tax reserve requirements could have a material impact on our results of operations.

We have accrued our estimate of the probable tax, interest and penalties that may result from these disputed matters as it relates to 2001 through 2006 and we believe that the accrual for tax liabilities is appropriate. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flow.

We are continually under examination by tax authorities in the United States, other countries and local jurisdictions in which we have operations. The years under examination vary by jurisdiction.

Effects of Inflation and Foreign Exchange

Inflation, although moderate in recent years, continues to affect worldwide economies and the way companies operate. It increases labor costs and operating expenses, and raises costs associated with replacement of fixed assets such as rental equipment. Despite these growing costs and the USPS meter migration initiatives, we have generally been able to maintain profit margins through productivity and efficiency improvements, continual review of both manufacturing capacity and operating expense levels, and, where applicable, price increases.

Our 2006 revenue growth was helped by approximately 0.3% due to currency translation. Currency translation gains increased our income before taxes by $3 million. Based on the current contribution from our international operations, a 1% increase in the value of the U.S. dollar would result in a decline in revenue of approximately $15 million and a decline in income from continuing operations before income taxes and minority interest of approximately $2 million.

Although not affecting income, balance sheet related deferred translation gains of $83 million were recorded in 2006 resulting from the stronger British pound, Euro and Canadian dollar, as compared to the U.S. dollar. During 2005, we recorded deferred translation losses of $54 million relating to the weaker British pound and Euro, partially offset by the stronger Canadian dollar as compared with the U.S. dollar. During 2004, we recorded deferred translation gains of $115 million relating to the stronger British pound, Euro and Canadian dollar.

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

At December 31, 2006, we had approximately $617 million of foreign exchange contracts outstanding, all maturing in 2007, to buy or sell various currencies. Risks arise from the possible non-performance by counterparties in meeting the terms of their contracts and from movements in securities values, interest and/or exchange rates. However, we do not anticipate non-performance by the counterparties as they are composed of a number of major international financial institutions. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate.

Dividends

It is a general practice of our Board of Directors to pay a cash dividend on common stock each quarter. In setting dividend payments, our board considers the dividend rate in relation to our recent and projected earnings and our capital investment opportunities and requirements. We have paid a dividend each year since 1934.

Forward-Looking Statements

We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-K, other reports or press releases or made by our management involve risks and uncertainties which may change based on various important factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are those which talk about our current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include:

  changes in international or national political conditions, including any terrorist attacks negative developments in economic conditions, including adverse impacts on customer demand changes in postal regulations
  timely development and acceptance of new products
  success in gaining product approval in new markets where regulatory approval is required successful entry into new markets
  mailers’ utilization of alternative means of communication or competitors’ products our success at managing customer credit risk
  our success at managing costs associated with our strategy of outsourcing functions and operations not central to our business changes in interest rates
  foreign currency fluctuations
  cost, timing and execution of the restructuring plans including any potential asset impairments regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions interrupted use of key information systems
  changes in privacy laws
  intellectual property infringement claims
  impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents third-party suppliers’ ability to provide product components negative income tax adjustments for prior audit years and changes in tax laws or regulations changes in pension and retiree medical costs
  acts of nature

ITEM 7A. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations due to our investing and funding activities and our operations denominated in different foreign currencies.

We manage our exposure to changes in interest rates by limiting its impact on earnings and cash flows and lowering our overall borrowing costs. We use a balanced mix of debt maturities and variable and fixed rate debt together with interest rate swaps to execute our strategy.

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

The principal currencies actively hedged are the British pound, Canadian dollar and Euro.

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

During 2006 and 2005, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, using the variance/co-variance technique described above, was not material.

ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Supplemental Data on Page 38

ITEM 9. —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006. In addition, no change in internal control over financial reporting occurred during the year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2006.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on our assessment, we concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control – Integrated Framework.

Management’s assessment of internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included on page 39.

ITEM 9B. — OTHER INFORMATION

None.

PART III

ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information pertaining to Directors of the Company and the Audit Committee of the Board of Directors is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Election of Directors,” “How much stock is owned by directors and executive officers?,” “Which stockholders own at least 5% of Pitney Bowes?,” “Security Ownership of Directors and Executive Officers,” “Audit Committee” and “Corporate Governance” of the Pitney Bowes Inc. Notice of the 2007 Annual Meeting and Proxy Statement are incorporated herein by reference. Executive officers of the Company are as follows:

Executive Officers of the Registrant as of March 1, 2007

Name	Age	Title	Executive Officer Since
Michael J. Critelli	58	Chairman and Chief Executive Officer	1988
Gregory E. Buoncontri	59	Senior Vice President and Chief Information Officer	2000
Luis A. Jimenez	62	Senior Vice President and Chief Strategy Officer	1999
Murray D. Martin	59	President and Chief Operating Officer	1998
Michele Coleman Mayes	57	Senior Vice President and General Counsel	2003
Bruce P. Nolop	56	Executive Vice President and Chief Financial Officer	2000
Johnna G. Torsone	56	Senior Vice President and Chief Human Resources Officer	1993
Leslie R. Abi-Karam	48	Executive Vice President and President, Document Messaging	2005
		Technologies
Elise R. DeBois	51	Executive Vice President and President, Global Financial	2005
		Services
Vincent R. De Palma	49	Executive Vice President and President, Pitney Bowes	2005
		Management Services
Patrick J. Keddy	52	Executive Vice President and President, Mailstream	2005
		International
Neil Metviner	48	Executive Vice President and President, Global Small Business	2005
		and Supplies
Michael Monahan	46	Executive Vice President and President, Mailing Solutions and Services	2005
Kevin Weiss	53	Executive Vice President and President, Mailstream, The	2005
		Americas

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

ITEM 11. — EXECUTIVE COMPENSATION

The sections entitled “Directors’ Compensation,” “Executive Officer Compensation,” “Severance and Change of Control Arrangements” and “Pension Benefits” of the Pitney Bowes Inc. Notice of the 2007 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 12. —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2006 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon	exercise price of	plans excluding
	exercise of outstanding	outstanding options,	securities reflected
Plan Category	options, warrants and rights	warrants and rights	in column (a)
Equity compensation plans approved by
security holders	20,688,183	$42.00	10,341,602
Equity compensation plans not approved
by security holders	-	-	-
Total	20,688,183	$42.00	10,341,602

The sections entitled “How much stock is owned by directors and executive officers?” and “Security Ownership” of the Pitney Bowes Inc. Notice of the 2007 Annual Meeting and Proxy Statement, to be filed with the SEC on or before March 31, 2007, are incorporated herein by reference.

ITEM 13. — CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sections entitled “Corporate Governance” and “Certain Relationships and Related Person Transactions” of the 2007 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 14. — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” of the Pitney Bowes Inc. Notice of the 2007 Annual Meeting and Proxy Statement, to be filed with the Commission on or before March 31, 2007, is incorporated herein by reference.

PART IV

ITEM 15. — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial statements — see Item 8 on page 30 and “Index to Consolidated Financial Statements and Supplemental Data” on page 38.

	2.	Financial statement schedules — see “Index to Consolidated Financial Statements and Supplemental Data” on page 38.

	3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Reg. S-K
exhibits	Description	Status or incorporation by reference
(3)(a)	Restated Certificate of Incorporation, as amended	Incorporated by reference to Exhibit (3a) to Form 10-K as filed with the Commission on March 30, 1993. (Commission file number 1-3579)

(a.1)	Certificate of Amendment to the Restated Certificate of Incorporation (as amended May 29, 1996)	Incorporated by reference to Exhibit (a.1) to Form 10-K as filed with the Commission on March 27, 1998. (Commission file number 1-3579)

(b)	By-laws, as amended	Incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on November 16, 1998. (Commission file number 1-3579)

(4)(a)	Preference Share Purchase Rights Agreement dated December 11, 1995 between the Company and Chemical Mellon Shareholder Services, LLC, as Rights Agent, as amended	Incorporated by reference to Exhibit (4) to Form 8-K as filed with the Commission on March 13, 1996. (Commission file number 1-3579)

(a.1)	Certificate of amendment to the Preference Share Purchase Rights Agreement dated December 11, 1995 between the Company and Chemical Mellon Shareholder Services, LLC, as Rights Agent, as amended December 8, 1998	Incorporated by reference to Exhibit (4.4) to Form 8-A/A as filed with the Commission on December 19, 2003. (Commission file number 1-3579)

(b)	Form of Indenture between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (No. 333-72304) as filed with the Commission on October 26, 2001.

(c)	Supplemental Indenture No. 1 dated April 23, 2004 between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K as filed with the Commission on August 18, 2004.

(d)	Form of Indenture between the Company and Citibank, N.A., as Trustee	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 (No. 333-120525) as filed with the Commission on November 16, 2004.

The Company has outstanding certain other long-term indebtedness. Such long-term indebtedness does not exceed 10% of the total assets of the Company; therefore, copies of instruments defining the rights of holders of such indebtedness are not included as exhibits. The Company agrees to furnish copies of such instruments to the SEC upon request.

Executive Compensation Plans:

(10)(a)	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit (10a) to Form 10-K as filed with the Commission on March 30, 1993. (Commission file number 1-3579)

(b)	Pitney Bowes Inc. Directors’ Stock Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(b.1)	Pitney Bowes Inc. Directors’ Stock Plan (Amendment Number 1, effective as of May 12, 2003)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on August 11, 2003. (Commission file number 1-3579)

(b.2)	Pitney Bowes Inc. Directors’ Stock Plan (Amendment Number 2, effective as of May 1, 2007)	Exhibit (i)

(c)	Pitney Bowes 1991 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on May 14, 1998. (Commission file number 1-3579)

(c.1)	Pitney Bowes 1998 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (ii) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(c.2)	Pitney Bowes Stock Plan (as amended and restated as of January 1, 2002)	Incorporated by reference to Annex 1 to the proxy statement for the 2002 annual meeting of stockholders. (Commission file number 1-3579)

(d)	Pitney Bowes Inc. Key Employees’ Incentive Plan (as amended and restated)	Incorporated by reference to Annex I to the proxy statement for the 2006 annual meeting of stockholders. (Commission file number 1-3579)

(e)	Pitney Bowes Severance Plan (as amended, and restated effective January 1, 1999)	Incorporated by reference to Exhibit (iv) to Form 10-K as filed with the Commission on March 13, 2006. (Commission file number 1-3579)

(f)	Pitney Bowes Senior Executive Severance Policy (amended and restated as of January 1, 2000)	Incorporated by reference to Exhibit (v) to Form 10-K as filed with the Commission on March 13, 2006. (Commission file number 1-3579)

(g)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors	Incorporated by reference to Exhibit (i) to Form 10-Q as filed with the Commission on May 15, 1997. (Commission file number 1-3579)

(g.1)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors (as amended and restated 1999)	Incorporated by reference to Exhibit (iii) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(h)	Pitney Bowes Inc. Deferred Incentive Savings Plan (amended and restated January 1, 2003)	Incorporated by reference to Exhibit (vi) to Form 10-K as filed with the Commission on March 13, 2006. (Commission file number 1-3579)

(i)	Pitney Bowes Inc. 1998 U.K. S.A.Y.E. Stock Option Plan	Incorporated by reference to Annex II to the proxy statement for the 2006 annual meeting of stockholders. (Commission file number 1-3579)

(j)	Restricted Stock Agreement for Murray D. Martin dated April 5, 2004	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Commission on February 16, 2006. (Commission file number 1-3579)

(k)	Pitney Bowes Terms of Employment Arrangements for the Named Executive Officers for 2005 dated February 14, 2005	Incorporated by reference to Exhibit (10.1) to Form 8-K as filed with the Commission on February 18, 2005. (Commission file number 1-3579)

(l)	Form of Equity Compensation Grant Letter	Incorporated by reference to Exhibit (10)(n) to Form 10-Q as filed with the Commission on May 4, 2006. (Commission file number 1-3579)

(m)	Service Agreement between Pitney Bowes Limited and Patrick S. Keddy dated January 29, 2003	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed with the Commission on February 17, 2006. (Commission file number 1-3579)

Other:

(n)	Stock Purchase Agreement, dated as of May 16, 2006, among Pitney Bowes Inc., JCC Management LLC and Pitney Bowes Credit Corporation (for the purposes of Section 10.07 thereof only)	Incorporated by reference to Exhibit 99.1 to Form 8-K as filed with the Commission on May 18, 2006. (Commission file number 1-3579)

(o)	Amended and Restated Credit Agreement dated May 19, 2006 between the Company and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Commission on May 24, 2006. (Commission file number 1-3579)

(12)	Computation of ratio of earnings to fixed charges	Exhibit (ii)

(21)	Subsidiaries of the registrant	Exhibit (iii)

(23)	Consent of experts and counsel	Exhibit (iv)

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	See page 90

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	See page 91

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	See page 92

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	See page 93

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2007	PITNEY BOWES INC.
Registrant

By: /s/ Michael J. Critelli
(Michael J. Critelli)
Chairman and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Critelli	Chairman and Chief Executive Officer – Director	March 1, 2007
Michael J. Critelli

/s/ Bruce P. Nolop	Executive Vice President and Chief	March 1, 2007
Bruce P. Nolop	Financial Officer (Principal Financial Officer)

/s/ Steven J. Green	Vice President–Finance and Chief Accounting Officer	March 1, 2007
Steven J. Green	(Principal Accounting Officer)

/s/ Linda G. Alvarado	Director	March 1, 2007
Linda G. Alvarado

/s/ Anne Sutherland Fuchs	Director	March 1, 2007
Anne Sutherland Fuchs

/s/ Ernie Green	Director	March 1, 2007
Ernie Green

/s/ James H. Keyes	Director	March 1, 2007
James H. Keyes

/s/ John S. McFarlane	Director	March 1, 2007
John S. McFarlane

/s/ Eduardo R. Menascé	Director	March 1, 2007
Eduardo R. Menascé

/s/ Michael I. Roth	Director	March 1, 2007
Michael I. Roth

/s/ David L. Shedlarz	Director	March 1, 2007
David L. Shedlarz

/s/ David B. Snow	Director	March 1, 2007
David B. Snow

/s/ Robert E. Weissman	Director	March 1, 2007
Robert E. Weissman

PITNEY BOWES INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Pitney Bowes Inc.

We have completed integrated audits of Pitney Bowes Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pitney Bowes Inc. and its subsidiaries (the Company) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for share–based compensation in 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
February 28, 2007

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years ended December 31,
	2006	2005 (1)	2004 (1)
Revenue:
Equipment sales	$1,372,566	$1,251,026	$1,150,866
Supplies	339,594	297,151	268,725
Software	202,415	174,085	96,794
Rentals	785,068	801,285	804,351
Financing	725,131	663,484	614,171
Support services	716,556	697,796	625,494
Business services	1,588,688	1,482,109	1,271,903
Total revenue	5,730,018	5,366,936	4,832,304
Costs and expenses:
Cost of equipment sales	693,535	625,235	585,820
Cost of supplies	90,035	73,330	66,168
Cost of software	42,951	36,945	28,368
Cost of rentals	171,491	165,963	164,074
Cost of support services	400,089	385,547	339,785
Cost of business services	1,242,226	1,195,761	1,047,967
Selling, general and administrative	1,764,260	1,655,210	1,495,566
Research and development	165,368	165,751	160,873
Restructuring charges	35,999	53,650	157,634
Interest expense	228,418	193,174	161,650
Interest income	(15,822)	(5,298)	(3,657)
Other (income) expense	(3,022)	10,000	19,666
Total costs and expenses	4,815,528	4,555,268	4,223,914
Income from continuing operations before income taxes and minority interest	914,490	811,668	608,390
Provision for income taxes	335,004	328,597	197,317
Minority interest	13,827	9,828	5,634
Income from continuing operations	565,659	473,243	405,439
(Loss) income from discontinued operations, net of income tax	(460,312)	35,368	56,557
Net income	$105,347	$508,611	$461,996
Basic earnings per share of common stock:
Continuing operations	$2.54	$2.07	$1.76
Discontinued operations	(2.07)	0.15	0.24
Net income	$0.47	$2.22	$2.00
Diluted earnings per share of common stock:
Continuing operations	$2.51	$2.04	$1.73
Discontinued operations	(2.04)	0.15	0.24
Net income	$0.47	$2.19	$1.97

(1)	Adjusted to include the effect of discontinued operations and stock-based compensation expense. See Notes 2 and 12, respectively, for additional information.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2006	2005 (1)
ASSETS
Current assets:
Cash and cash equivalents	$239,102	$243,509
Short-term investments	62,512	56,193
Accounts receivable, less allowances of $50,052 and $46,261, respectively	744,073	658,198
Finance receivables, less allowances of $45,643 and $52,622, respectively	1,404,070	1,342,446
Inventories	237,817	220,918
Other current assets and prepayments	231,096	221,051
Total current assets	2,918,670	2,742,315

Property, plant and equipment, net	612,640	624,565
Rental property and equipment, net	503,911	1,022,031
Long-term finance receivables, less allowances of $36,856 and $76,240,
respectively	1,530,153	1,841,673
Investment in leveraged leases	215,371	1,470,025
Goodwill	1,791,157	1,611,786
Intangible assets, net	365,192	347,414
Other assets	543,326	961,573
Total assets	$8,480,420	$10,621,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,677,501	$1,538,860
Income taxes payable	112,930	55,903
Notes payable and current portion of long-term obligations	490,540	857,742
Advance billings	465,862	458,392
Total current liabilities	2,746,833	2,910,897

Deferred taxes on income	356,310	1,859,950
Long-term debt	3,847,617	3,849,623
Other non-current liabilities	446,306	326,663
Total liabilities	7,397,066	8,947,133
Preferred stockholders’ equity in subsidiaries	384,165	310,000
Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	7	17
Cumulative preference stock, no par value, $2.12 convertible	1,068	1,158
Common stock, $1 par value (480,000,000 shares authorized;
323,337,912 shares issued)	323,338	323,338
Capital in excess of par value	235,558	222,908
Retained earnings	4,140,128	4,324,451
Accumulated other comprehensive income	(131,744)	76,917
Treasury stock, at cost (102,724,590 and 96,630,706 shares, respectively)	(3,869,166)	(3,584,540)
Total stockholders’ equity	699,189	1,364,249
Total liabilities and stockholders’ equity	$8,480,420	$10,621,382

(1)	Adjusted to include the effect of stock-based compensation expense. See Note 12 for additional information.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2006	2005 (1)	2004 (1)
Cash flows from operating activities:
Net income	$105,347	$508,611	$461,996
Loss on sale of Capital Services, net of tax	445,150	-	-
Gain on sale of Imagistics, net of tax	(11,065)	-	-
Non-cash charge from FSC tax law change	16,209	-	-
Non-cash tax charge	61,000	-	-
Tax and bond payments related to IRS settlement and Capital Services sale	(1,040,700)	(200,000)	-
Restructuring and other charges, net of tax	23,040	42,248	113,473
Restructuring and other payments	(51,566)	(88,544)	(66,055)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	363,258	331,963	306,750
Stock-based compensation	27,375	27,223	29,888
Pension plan contributions	-	(76,508)	-
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(46,623)	(87,646)	(51,085)
Net investment in internal finance receivables	(236,872)	(105,358)	(73,726)
Inventories	(142)	(7,835)	17,079
Other current assets and prepayments	(11,360)	(12,114)	6,272
Accounts payable and accrued liabilities	42,231	3,324	15,385
Deferred taxes on income and income taxes payable	52,784	185,628	190,177
Advance billings	(6,029)	19,508	(4,636)
Other, net	(18,611)	(10,059)	(10,031)
Net cash (used in) provided by operating activities	(286,574)	530,441	935,487
Cash flows from investing activities:
Short-term investments	(1,295)	(44,099)	(1,740)
Net proceeds from sale of main plant	-	30,238	-
Capital expenditures	(327,877)	(291,550)	(316,982)
Net investment in external financing	109,050	117,595	17,465
Net proceeds from sale of Imagistics lease portfolio	281,653	-	-
Net proceeds from sale of Capital Services	746,897	-	-
Cash included in the sale of Capital Services	(25,488)	-	-
Advance against COLI cash surrender value	138,381	-	-
Acquisitions, net of cash acquired	(230,628)	(294,176)	(498,712)
Reserve account deposits	28,780	9,800	27,782
Net cash provided by (used in) investing activities	719,473	(472,192)	(772,187)
Cash flows from financing activities:
(Decrease) increase in notes payable, net	(26,790)	(31,150)	256,360
Proceeds from long-term obligations	493,285	1,050,000	450,897
Principal payments on long-term obligations	(396,755)	(695,724)	(491,904)
Proceeds from issuance of stock	101,449	92,164	82,468
Proceeds from issuance of preferred stock in a subsidiary	74,165	-	-
Stock repurchases	(400,000)	(258,803)	(199,998)
Dividends paid	(285,051)	(284,348)	(282,265)
Net cash used in financing activities	(439,697)	(127,861)	(184,442)
Effect of exchange rate changes on cash	2,391	(3,096)	6,927
Decrease in cash and cash equivalents	(4,407)	(72,708)	(14,215)
Cash from consolidation of PBG Capital Partners LLC	-	-	36,620
Cash and cash equivalents at beginning of year	243,509	316,217	293,812
Cash and cash equivalents at end of year	$239,102	$243,509	$316,217

Supplemental Disclosure
Cash payments for:
Interest	$225,837	$196,964	$167,761
Income taxes	$1,315,437	$164,068	$75,958

(1)	Adjusted to include the effect of stock-based compensation expense. See Note 12 for additional information.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

				Capital in			Accumulated other
	Preferred	Preference	Common	excess	Comprehensive	Retained	comprehensive	Treasury stock
	stock	stock	stock	of par value	income	earnings	income	at cost
Balance, January 1, 2004	$19	$1,315	$323,338	$-		$4,057,654	$18,063	$(3,313,027)
Adjustment to initially apply SFAS 123(R), net of tax				182,157		(124,103)
Adjusted balance, January 1, 2004				182,157		3,933,551
Net income					$461,996	461,996
Other comprehensive income, net of tax:
Foreign currency translation adjustments					115,111		115,111
Net unrealized gain on derivative instruments					1,777		1,777
Minimum pension liability					575		575
Comprehensive income					$579,459
Cash dividends:
Preferred ($2.00 per share)						(1)
Preference ($2.12 per share)						(100)
Common ($1.22 per share)						(282,164)
Issuances of common stock				(6,147)		(12,511)		98,162
Conversions to common stock		(63)		(1,342)				1,405
Stock-based compensation				27,036
Repurchase of common stock								(199,998)
Balance, December 31, 2004 (1)	19	1,252	323,338	201,704		4,100,771	135,526	(3,413,458)
Net income					$508,611	508,611
Other comprehensive income, net of tax:
Foreign currency translation adjustments					(54,499)		(54,499)
Net unrealized gain on derivative instruments					1,605		1,605
Minimum pension liability					(5,715)		(5,715)
Comprehensive income					$450,002
Cash dividends:
Preferred ($2.00 per share)						(1)
Preference ($2.12 per share)						(93)
Common ($1.24 per share)						(284,254)
Issuances of common stock				(8,468)		(583)		85,569
Conversions to common stock	(2)	(94)		(2,056)				2,152
Stock-based compensation				31,728
Repurchase of common stock								(258,803)
Balance, December 31, 2005 (1)	17	1,158	323,338	222,908		4,324,451	76,917	(3,584,540)
Adjustment to initially apply SAB 108, net of tax						(4,618)
Adjusted Retained Earnings						4,319,833
Net income					$105,347	105,347
Other comprehensive income, net of tax:
Foreign currency translation adjustments					83,183		83,183
Net unrealized gain on derivative instruments					(20)		(20)
Minimum pension liability					5,405		5,405
Comprehensive income					$193,915

Adjustment to initially apply SFAS 158, net of tax							(297,229)
Cash dividends:
Preferred ($2.00 per share)						(1)
Preference ($2.12 per share)						(86)
Common ($1.28 per share)						(284,965)
Issuances of common stock				(11,575)				113,142
Conversions to common stock	(10)	(90)		(2,132)				2,232
Stock-based compensation				26,357
Repurchase of common stock								(400,000)
Balance, December 31, 2006	$7	$1,068	$323,338	$235,558		$4,140,128	$(131,744)	$(3,869,166)

(1)	Adjusted to include the effect of stock-based compensation expense. See Note 12 for additional information.

Treasury shares of 3.0 million, 2.3 million and 2.7 million were issued under employee plans in 2006, 2005 and 2004, respectively. We repurchased 9.2 million, 5.4 million and 4.7 million shares in 2006, 2005 and 2004, respectively.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business
Pitney Bowes is a leading provider of mail processing equipment and integrated mail solutions for organizations of all sizes. The Company operates in two business groups, Mailstream Solutions and Mailstream Services. The Company operates both inside and outside the United States. See Note 19 of the Consolidated Financial Statements for financial information concerning revenue, earnings before interest and taxes (EBIT) and identifiable assets, by reportable segment and geographic area.

Basis of Presentation and Consolidation
We have prepared the Consolidated Financial Statements of the Company in conformity with accounting principles generally accepted in the United States of America (GAAP). Operating results of acquired companies are included in the Consolidated Financial Statements from the date of acquisition. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses that are reported in the Consolidated Financial Statements and accompanying disclosures, including the disclosure of contingent assets and liabilities. These estimates are based on our best knowledge of current events, historical experience, actions that we may undertake in the future, and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results could differ from those estimates and assumptions.

Cash Equivalents and Short-Term Investments
Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the date of acquisition. We place our temporary cash and highly liquid short-term investments with a maturity of greater than three months but less than one year from the reporting date with financial institutions or investment managers and/or invest in highly rated short-term obligations.

Accounts Receivable and Allowance for Doubtful Accounts
We estimate our accounts receivable risks and provide allowances for doubtful accounts accordingly. We believe that our credit risk for accounts receivable is limited because of our large number of customers and the relatively small account balances for most of our customers. Also, our customers are dispersed across different business and geographic areas. We evaluate the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer’s ability to repay and prevailing economic conditions. We make adjustments to our allowance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Allowance for Credit Losses
We estimate our finance receivables risks and provide allowances for credit losses accordingly. Our financial services businesses establish credit approval limits based on the credit quality of the customer and the type of equipment financed. We charge finance receivables through the allowance for credit losses after collection efforts are exhausted and we deem the account uncollectible. Our financial services businesses base credit decisions primarily on a customer’s financial strength and, we may also consider collateral values. We believe that our concentration of credit risk for finance receivables in our internal financing division is limited because of our large number of customers, small account balances and customer geographic and industry diversification.

Our general policy for finance receivables contractually past due for over 120 days is to discontinue revenue recognition. We resume revenue recognition when payments reduce the account to 60 days or less past due.

We evaluate the adequacy of allowance for credit losses on a periodic basis. Our evaluation includes historical loss experience, the nature and volume of its portfolios, adverse situations that may affect a customer’s ability to repay, and prevailing economic conditions. We make adjustments to our allowance for credit losses if the evaluation of reserve requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories, and on the first-in, first-out (FIFO) basis for most non-U.S. inventories.

Other Current Assets and Prepayments
Other current assets and prepayments include primarily postage meter receivables billed in advance and costs paid in advance.

Fixed Assets and Depreciation
Property, plant and equipment and rental equipment are stated at cost and depreciated principally using the straight-line method over their estimated useful lives. The estimated useful lives of depreciable fixed assets are as follows: buildings, up to 50 years; plant and equipment, 3 to 15 years; and computer equipment, 3 to 5 years. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the estimated useful life or their related lease term.

Fully depreciated assets are retained in fixed assets and accumulated depreciation until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

Capitalized Software Development Costs
We capitalize certain costs of software developed for internal use in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized costs include purchased materials and services, payroll and payroll-related costs and interest costs. The cost of internally developed software is amortized on a straight-line basis over its estimated useful life, principally 3 to 10 years.

We capitalize software development costs related to software to be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Capitalized software development costs include purchased materials and services, payroll and payroll-related costs attributable to programmers, software engineers, quality control and field certifiers and interest costs. Capitalized software development costs are amortized over the estimated product useful life, principally 3 to 5 years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. Other assets on our Consolidated Balance Sheets include $14.8 million and $7.9 million of capitalized software development costs at December 31, 2006 and 2005, respectively. The Consolidated Statements of Income include the related amortization expense of $1.6 million and $1.4 million for the years ended December 31, 2006 and 2005, respectively. Total software development costs capitalized in 2006 and 2005 were $8.5 million and $9.2 million, respectively.

Research and Development Costs
Research and product development costs not subject to SFAS 86 are expensed as incurred. These costs primarily include personnel related costs.

Business Combinations, Goodwill and Intangible Assets
We account for business combinations using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of net tangible and intangible assets acquired in business combinations. Goodwill is tested for impairment on an annual basis or as circumstances warrant. We estimate the fair value of intangible assets primarily using a cost, market and income approach. Intangible assets with finite lives acquired under business combinations are amortized over their estimated useful lives, principally 3 to 15 years. Customer relationship intangibles are generally amortized using an accelerated attrition method. All other intangibles are amortized on a straight-line method. See Note 6 of the Consolidated Financial Statements.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Impairment Review
Long-lived assets, including goodwill and intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, we record an impairment charge. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair values of impaired long-lived assets are determined using probability weighted expected cash flow estimates, quoted market prices when available and appraisals as appropriate in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Retirement Plans
In accordance with SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, actual results that differ from our assumptions and estimates are accumulated and amortized over the estimated future working life of the plan participants and will therefore affect pension expense recognized and obligations recorded in future periods. Net pension expense is based primarily on current service costs, interest costs and the returns on plan assets. In accordance with this approach differences between the actual and expected return on plan assets are recognized over a five-year period and as a result future pension expense will be impacted when these previously deferred gains or losses are recorded. We use a measurement date of December 31 for all of our retirement plans. See new accounting pronouncement below for the effect of SFAS No. 158, Employers’ Accounting for Defined Pension and Other Post Retirement Plans an amendment to FASB Statements No. 87, 88, 106 and 132(R) and see Note 13 of the Consolidated Financial Statements for further details.

Revenue Recognition
We derive our revenue from the following sources:

  equipment sales;
  supplies;
  software;
  rentals;
  financing;
  support services; and
  business services

In accordance with GAAP, the Company recognizes revenue from these sources as follows:

Sales Revenue

Sales of equipment

We sell equipment to our customers, as well as to distributors and dealers (re-sellers) throughout the world. We recognize revenue from these sales upon the transfer of title, which is generally at the point of shipment. We do not offer any rights of return or stock balancing rights.

Our sales revenue from customized equipment, mail creation equipment and shipping products is generally recognized when installed.

Embedded software sales

We sell equipment with embedded software to our customers. The embedded software is not sold separately, it is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to the software or incur significant costs that are within the scope of SFAS 86. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that SOP No. 97-2, Software Revenue Recognition, is not applicable. Sales of these products are recognized in accordance with either SEC Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition or SFAS No. 13, Accounting for Leases, for sales-type leases.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Sales of Supplies

Revenue related to supplies is recognized at the point of title transfer, which is upon shipment.

Standalone Software Sales and Integration Services

In accordance with SOP 97-2, we recognize revenue from standalone software licenses upon delivery of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. For software licenses that are included in a lease contract, we recognize revenue upon shipment of the software unless the lease contract specifies that the license expires at the end of the lease or the price of the software is deemed not fixed or determinable based on historical evidence of similar software leases. In these instances, revenue is recognized on a straight-line basis over the term of the lease contract. We recognize revenue from software requiring integration services at the point of customer acceptance. We recognize revenue related to off-the-shelf perpetual software licenses upon transfer of title, which is upon shipment.

Rentals Revenue
We rent equipment to our customers, primarily postage meters and mailing equipment, under short-term rental agreements, generally for periods of 3 months to 5 years. Rental revenue includes revenue from the subscription for digital meter services. We invoice in advance the charges for postage meter rentals. We defer the billed revenue and include it initially in advance billings. Rental revenue is recognized on a straight-line basis over the term of the rental agreement. We defer certain initial direct costs incurred in consummating a transaction and amortize these costs over the term of the agreement. The initial direct costs are primarily personnel related costs. Other assets on our Consolidated Balance Sheets include $42.9 million and $44.3 million of these deferred costs at December 31, 2006 and 2005, respectively. The Consolidated Statements of Income include the related amortization expense of $21.6 million, $24.8 million and $28.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Financing Revenue
We provide lease financing of our products primarily through sales-type leases. When a sales-type lease is consummated, we record the gross finance receivable, unearned income and the estimated residual value of the leased equipment. Residual values are estimated based upon the average expected proceeds to be received at the end of the lease term. We evaluate recorded residual values at least on an annual basis or as circumstances warrant. A reduction in estimated residual values could require an impairment charge as well as a reduction in future financing income.

Unearned income represents the excess of the gross finance receivable plus the estimated residual value over the sales price of the equipment. We recognize the equipment sale at the inception of the lease. We recognize unearned income as financing revenue using the interest method over the lease term.

We provide financing to our customers for the purchase of postage and related supplies. Financing revenue includes interest which is earned over the term of the loan and related fees which are recognized as services are provided.

Support Services Revenue
We provide support services for our equipment through maintenance contracts. Revenue related to these agreements is recognized on a straight-line basis over the term of the agreement, which typically is 1 to 5 years in length.

Business Services Revenue
Business services revenue includes revenue from management services, mail services, and marketing services. Management services, which includes outsourcing of mailrooms, copy centers, or other document management functions, are typically 1 to 5 year contracts that contain a monthly service fee and in many cases a “click” charge based on the number of copies made, machines in use, etc. Revenue is recognized over the term of the agreement, based on monthly service charges, with the exception of the “click” charges, which are recognized as earned. Mail services include the preparation, sortation and aggregation of mail to earn postal discounts and expedite delivery. Marketing services include direct mail marketing services, and revenue is recognized over the term of the agreement as the services are provided.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Multiple Element Arrangements
Certain of our transactions are consummated at the same time. The most common form of these transactions involves the sale or lease of equipment, a meter rental and/or an equipment maintenance agreement. In these cases, revenue is recognized for each of the elements based on their relative fair values in accordance with SFAS 13, Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and SAB 104. Fair values of any meter rental or equipment maintenance agreement are determined by reference to the prices charged in standalone and renewal transactions. Fair value of equipment is determined based upon the present value of the minimum lease payments.

Costs and Expenses
We have a centralized treasury system and do not allocate interest costs to our business segments. Accordingly, all interest costs are included in interest expense on the Consolidated Statements of Income and are not allocated to cost of financing.

Deferred Marketing Costs
We capitalize certain direct mail, telemarketing, internet, and retail marketing costs, associated with the acquisition of new customers in accordance with SOP No. 93-7, Reporting on Advertising Costs. These costs are amortized over the expected revenue stream ranging from 5 to 9 years. We review individual marketing programs for impairment on a periodic basis or as circumstances warrant.

Other assets on our Consolidated Balance Sheets at December 31, 2006 and 2005 include $117 million and $113 million, respectively, of deferred marketing costs. The Consolidated Statements of Income include the related amortization expense of $48 million, $45 million and $42 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Restructuring Charges
We apply the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to account for one-time benefit arrangements and exit or disposal activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. We account for ongoing benefit arrangements under SFAS No. 112, Employers’ Accounting for Postemployment Benefits, which requires that a liability be recognized when the costs are probable and reasonably estimable. See Note 14 of the Consolidated Financial Statements.

Income Taxes
We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Earnings per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares include preference stock, preferred stock, stock option and purchase plan shares.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Stock-based Compensation
Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment. We previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. We elected to adopt the modified retrospective application method provided by SFAS 123(R) and accordingly, financial statement amounts for the periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of SFAS 123.

Stock-based compensation represents the cost related to stock-based awards granted to employees. We measure stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in Costs; Selling, General and Administrative; and Research and Development in the Consolidated Statements of Income based on the employees’ respective functions.

We record deferred tax assets for awards that result in deductions on our income tax returns, based on the amount of compensation cost recognized and our statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported in our income tax return are recorded in Capital in Excess of Par Value (if the tax deduction exceeds the deferred tax asset).

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

Derivative Instruments
In the normal course of business, we enter into foreign exchange contracts for purposes other than trading primarily to minimize its risk of loss from exchange rate fluctuations on the settlement of intercompany receivables and payables arising in connection with transfers of finished goods inventories between affiliates and certain intercompany loans. Foreign exchange contracts are primarily designated as cash flow hedges and the resulting gains and losses on these contracts are included in other comprehensive income. At December 31, 2006, we had approximately $617 million of foreign exchange contracts outstanding, all maturing in 2007, to buy or sell various currencies. Risks arise from the possible non-performance by counterparties in meeting the terms of their contracts and from movements in securities values, interest and/or exchange rates. However, we do not anticipate non-performance by the counterparties as they are composed of a number of major international financial institutions. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate.

In the normal course of business, we use a variety of derivative financial instruments, principally interest rate swaps, to manage the impact of interest rate changes on earnings and cash flows. To qualify for hedge accounting, we require that the instruments be effective in reducing the risk exposure that they are designed to hedge. For instruments that are associated with the hedge of an anticipated transaction, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the contract. Derivatives designated as cash flow hedges include primarily interest rate swaps related to variable-rate debt. Derivatives designated as fair value hedges include primarily interest rate swaps related to fixed-rate debt.

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

Accounting for Variable Interest Entities
FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Our ownership of the equity of PBG qualified as a variable interest entity under FIN 46. PBG was formed with GATX Corporation in 1997 for the purpose of financing and managing certain leasing related assets. We adopted the provisions of FIN 46 effective March 31, 2004 and consolidated the assets and liabilities of PBG on March 31, 2004. Prior to March 31, 2004, we accounted for PBG under the equity method of accounting. PBG’s minority interest of $29 million is included in other non-current liabilities in the Consolidated Balance Sheets at December 31, 2005. Our ownership of the equity of PBG was through our Capital Services external financing business which was sold in 2006. See Note 2 and 18 of the Consolidated Financial Statements.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Reclassification
Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the condensed consolidated financial statements. SFAS 123(R) requires compensation cost to be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. We adopted the provisions of SFAS 123(R) on January 1, 2006 using the modified retrospective application. Prior to our adoption of SFAS 123(R), we used the nominal vesting period approach to determine the pro forma stock-based compensation expense for all awards. SFAS 123(R) also requires additional disclosures relating to the income tax and cash flow effects resulting from share-based payments. See Note 12 for further disclosures related to our stock-based compensation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of SFAS 154 did not have a material impact on our financial position, results of operations or cash flows.

In June 2005, the FASB issued FASB Staff Position (FSP) No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations, that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive). The adoption of this FSP did not have a material effect on our financial position, results of operations or cash flows for those European Union (EU) countries that enacted the Directive into country-specific laws.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us beginning in the first quarter of 2007. We are currently evaluating the impact of adopting this Statement.

In July 2006, the FASB issued FSP No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. FSP 13-2 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us beginning in the first quarter of 2007. It is not anticipated that the adoption of FSP 13-2 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to define how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where it is allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. SFAS 157 takes effect for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption allowed. We are currently evaluating the impact of adopting this Statement.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R) to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Our adoption of the provisions of SFAS 158 reduced stockholders’ equity by $297 million at December 31, 2006. SFAS 158 does not affect our results of operations or cash flows. See Note 13 to the Consolidated Financial Statements for further details regarding our adoption of SFAS 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for the purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 allows registrants to adjust for the cumulative effect of certain errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption provided that management has properly concluded that the errors were not material to prior periods. SAB 108 is effective for fiscal years ending after November 15, 2006. In 2006, we determined that the accounting for certain leveraged lease transactions in Canada was misstated due to changes in assumptions having occurred prior to 2000 which impacted net income from the leases. Such changes in assumptions require the leveraged lease pricing models to be revised. These misstatements were immaterial to prior periods, however correction in the current period would have had the effect of reducing our pre-tax income and our tax provision by $48 million and $43 million, respectively, which was considered material to the current period financial statements. Accordingly, we corrected these misstatements by adjusting opening retained earnings in 2006 by $5 million. As part of this adjustment, we also decreased our investment in leveraged leases by $33 million, increased other non-current liabilities by $15 million and decreased deferred taxes on income by $43 million.

2. Discontinued Operations

On May 1, 2006, we completed the sale of our Imagistics lease portfolio to De Lage Landen Operational Services, LLC, a subsidiary of Rabobank Group, for approximately $288 million. Net proceeds on the sale were approximately $282 million after transaction expenses. We have reported the results of the Imagistics lease portfolio in discontinued operations including an after-tax gain of approximately $11 million from the sale of this portfolio. Imagistics’ results were previously included in our Capital Services segment. Accordingly, prior year results have been adjusted to be reflected as discontinued operations.

On July 14, 2006, we completed the sale of our Capital Services external financing business to Cerberus Capital Management, L.P. (Cerberus) for approximately $747 million and the assumption of approximately $470 million of non-recourse debt and other liabilities. This sale resulted in the disposition of most of the external financing activity in the Capital Services segment. The proceeds received at closing were used to pay our tax obligations. We have reported the results of the Capital Services business in discontinued operations including an after-tax loss of $445 million from the sale of this business. Prior year results have also been adjusted to be reflected as discontinued operations. We have retained certain leveraged leases in Canada which are now included in our International Mailing segment.

In August 2006, we reached a settlement with the Internal Revenue Service (IRS) on all outstanding tax audit issues in dispute for tax years through 2000. Years after 2000 are still under review by the IRS. In connection with the settlement, we recorded $61 million of additional tax expense of which $41 million was included in discontinued operations. See Note 9 for further discussion of the IRS settlement.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

We accrued in discontinued operations an additional tax expense of $16 million to record the impact of the recently-enacted Tax Increase Prevention and Reconciliation Act (TIPRA). The TIPRA legislation repealed the exclusion from federal income taxation of a portion of the income generated from certain leveraged leases of aircraft by foreign sales corporations (FSC).

In December 2006, we sold our bankruptcy claim related to certain aircraft leases with Delta Airlines. We received proceeds of $14.5 million, which represent a contingent gain pending the bankruptcy court decision.

The following table shows selected financial information included in discontinued operations for the years ended December 31:

Discontinued Operations	2006	2005	2004
Revenue	$81,199	$125,247	$125,136
Pretax income	$29,465	$38,061	$66,804

Net income	$30,982	$35,368	$56,557
Gain on sale of Imagistics, net of $7,075 tax expense	11,065	-	-
FSC tax law change	(16,209)	-	-
Additional tax on IRS settlement	(41,000)	-	-
Loss on sale of Capital Services, net of $284,605 tax benefit	(445,150)	-	-
Total discontinued operations, net of tax	$(460,312)	$35,368	$56,557

Interest expense included in discontinued operations was $19.2 million, $11.5 million and $10.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Interest expense recorded in discontinued operations consisted of interest on third-party debt that was assumed by Cerberus. We have not allocated other consolidated interest expense to discontinued operations.

3. Acquisitions

On July 31, 2006, we acquired Print, Inc. for approximately $47 million in cash. Print, Inc. provides printer supplies, service and equipment under long-term managed services contracts. The goodwill was assigned to the U.S. Mailing segment.

On June 15, 2006, we acquired substantially all the assets of Advertising Audit Service and PMH Caramanning (collectively AAS) for approximately $42 million in cash. AAS offers a variety of web-based tools for the customization of promotional mail and marketing collateral and designs and manages customer and channel performance solutions. The goodwill was assigned to the Marketing Services segment.

On April 24, 2006, we acquired Ibis Consulting, Inc. (Ibis) for approximately $65 million in cash. Ibis is a leading provider of electronic discovery (eDiscovery) services to law firms and corporate clients. Ibis’ technology and offerings complement those of Compulit, which we acquired last year, and expands our range of solutions and services for the complex litigation support needs of law firms and corporate legal departments. The goodwill was assigned to the Management Services segment.

On February 8, 2006, we acquired Emtex Ltd. (Emtex) for approximately $42 million in cash. Emtex is a software and services company that allows large-volume mailers to simplify document production and centrally manage complex multi-vendor and multi-site print operations. The goodwill was assigned to the Software segment

On June 30, 2005, we acquired Danka Canada Inc. (Danka), a subsidiary of Danka Business Systems PLC, for approximately $14 million in cash. Danka is a leading provider of office systems services, supplies and equipment in Canada. This acquisition strengthens our Canadian operations by enhancing its geographic coverage and extending its offerings. The goodwill was assigned to the International Mailing segment.

On May 26, 2005, we acquired Imagitas, Inc. (Imagitas) for approximately $231 million in cash, net of unrestricted cash. Imagitas is a marketing services company that specializes in using mail to help companies connect with hard to reach consumers. This acquisition expands our presence in the mailstream and adds to the array of valuable services that we currently deliver to our customers. The goodwill was assigned to the Marketing Services segment.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

On March 24, 2005, we acquired Compulit, Inc. (Compulit) for approximately $24 million in cash. Compulit is a leading provider of litigation support services to law firms and corporate clients. This acquisition expands our ability to provide a broader range of high value services to the legal market. The goodwill was assigned to the Management Services segment.

The following table summarizes selected financial data for the opening balance sheet allocation of these acquisitions:

	Print, Inc.	AAS	Ibis	Emtex	Danka	Imagitas	Compulit
Purchase price allocation
Current assets	$10,334	$1,989	$6,494	$12,454	$11,616	$40,577	$4,462
Other non-current assets	2,499	789	3,349	800	6,513	3,267	656
Intangible assets	13,700	8,200	17,700	14,540	4,203	59,400	2,797
Goodwill	28,619	31,670	40,751	25,074	8,358	195,434	17,541
Current liabilities	(7,110)	(1,033)	(3,258)	(7,217)	(16,690)	(42,600)	(1,130)
Non-current liabilities	(1,077)	-	-	(3,802)	-	(25,216)	-
Purchase price	$46,965	$41,615	$65,036	$41,849	$14,000	$230,862	$24,326

Intangible assets
Customer relationships	$10,700	$4,000	$8,800	$3,300	$3,327	$17,300	$2,366
Supplier relationships	-	-	-	-	-	34,100	-
Mailing software and technology	-	4,200	7,800	9,200	-	4,000	-
Trademarks and tradenames	3,000	-	1,100	2,040	876	4,000	431
Total intangible assets	$13,700	$8,200	$17,700	$14,540	$4,203	$59,400	$2,797

Intangible assets amortization period
Customer relationships	10 years	10 years	10 years	10 years	15 years	5 years	4 years
Supplier relationships	-	-	-	-	-	9 years	-
Mailing software and technology	-	5 years	5 years	5 years	-	5 years	-
Trademarks and trade names	3 years	-	3 years	5 years	4 years	5 years	5 years
Total weighted average	8 years	7 years	7 years	6 years	13 years	8 years	4 years

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for Print, Inc., AAS, Ibis and Emtex. The purchase price allocation for these acquisitions will be finalized upon the completion of working capital closing adjustments and fair value analyses. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition. The amount of tax deductible goodwill added from acquisitions in 2006 and 2005 was $98.0 million and $28.3 million, respectively.

During 2006 and 2005, we also completed several smaller acquisitions, the cost of which was $43.1 million and $24.1 million, respectively. These acquisitions did not have a material impact on our financial results.

Consolidated impact of acquisitions

The condensed consolidated financial statements include the results of operations of the acquired businesses from their respective dates of acquisition. These acquisitions increased our earnings, but including related financing costs, did not materially impact earnings either on an aggregate or per share basis.

The following table provides unaudited pro forma consolidated revenue for the years ended December 31, 2006 and 2005 as if our acquisitions had been acquired on January 1 of each year presented:

	2006	2005
Total revenue	$5,777,633	$5,539,320

The pro forma earnings results of these acquisitions were not material to net income or earnings per share. The pro forma consolidated results do not purport to be indicative of the actual results if the acquisitions had occurred on the dates indicated or that may result in the future.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

4. Inventories

Inventories are composed of the following:

December 31,	2006	2005
Raw materials and work in process	$97,870	$96,669
Supplies and service parts	82,669	63,441
Finished products	57,278	60,808
Total	$237,817	$220,918

If all inventories valued at LIFO had been stated at current costs, inventories would have been $20.5 million and $21.6 million higher than reported at December 31, 2006 and 2005, respectively.

5. Fixed Assets

Fixed assets are composed of the following:

December 31,	2006	2005
Land	$34,397	$32,926
Buildings	402,200	382,895
Machinery and equipment	1,394,543	1,324,698
	1,831,140	1,740,519
Accumulated depreciation	(1,218,500)	(1,115,954)
Property, plant and equipment, net	$612,640	$624,565
Rental equipment	$1,163,705	$1,102,526
Accumulated depreciation	(659,794)	(664,983)
Discontinued operations	-	584,488
Rental equipment, net	$503,911	$1,022,031

Depreciation expense was $311.2 million, $292.2 million and $277.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation expense includes amounts from discontinued operations of $9.2 million, $3.2 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Rental equipment is primarily comprised of postage meters. In connection with our meter transition plan, we wrote-off fully depreciated rental equipment during 2006, 2005 and 2004. The 2005 amounts for discontinued operations relate to rental equipment which was included in our sale of Capital Services. See Note 2 for further discussion.

6. Intangible Assets and Goodwill

The components of our purchased intangible assets are as follows:

December 31,	2006			2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$314,768	$(84,439)	$230,329	$273,674	$(53,966)	$219,708
Supplier relationships	33,300	(5,954)	27,346	33,300	(2,194)	31,106
Mailing software and technology	134,476	(42,357)	92,119	113,475	(30,525)	82,950
Trademarks and trade names	28,961	(14,716)	14,245	21,841	(9,702)	12,139
Non-compete agreements	5,247	(4,094)	1,153	5,122	(3,611)	1,511
	$516,752	$(151,560)	$365,192	$447,412	$(99,998)	$347,414

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Amortization expense for intangible assets was $53.9 million, $39.8 million and $29.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated future amortization expense related to intangible assets as of December 31, 2006 is as follows:

Year ended December 31,	Amount
2007	$50,800
2008	49,300
2009	47,500
2010	42,000
2011	34,900
Thereafter	140,700
$365,200

During 2006 and 2005, we recorded additions to intangible assets of $64.3 million and $70.6 million, respectively. The components of these purchased intangible assets are as follows:

December 31,	2006		2005
		Weighted		Weighted
	Amount	Average life	Amount	Average life
Customer relationships	$35,778	11 years	$27,124	7 years
Supplier relationships	-	-	33,300	9 years
Mailing software and technology	21,900	5 years	4,750	5 years
Trademarks and trade names	6,390	4 years	5,307	5 years
Non-compete agreements	228	5 years	87	5 years
	$64,296	8 years	$70,568	8 years

The changes in the carrying amount of goodwill, by reporting segment, for the years ended December 31, 2006 and 2005 are as follows:

	Balance at	Acquired		Balance at
	January 1,	during the		December 31,
	2006	period	Other	2006
U.S. Mailing	$56,095	$29,686	$(1,401)	$84,380
International Mailing	355,947	5,072	31,415	392,434
Production Mail	94,879	4,773	3,196	102,848
Software	314,306	26,620	(864)	340,062
Mailstream Solutions	821,227	66,151	32,346	919,724

Management Services	383,640	41,304	5,046	429,990
Mail Services	211,686	5,767	(744)	216,709
Marketing Services	195,233	29,937	(436)	224,734
Mailstream Services	790,559	77,008	3,866	871,433
Total	$1,611,786	$143,159	$36,212	$1,791,157

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	Balance at	Acquired		Balance at
	January 1,	during the		December 31,
	2005	period	Other	2005
U.S. Mailing	$47,599	$5,399	$3,097	$56,095
International Mailing	377,611	11,618	(33,282)	355,947
Production Mail	97,325	-	(2,446)	94,879
Software	313,442	-	864	314,306
Mailstream Solutions	835,977	17,017	(31,767)	821,227

Management Services	371,639	18,287	(6,286)	383,640
Mail Services	203,765	7,666	255	211,686
Marketing Services	-	195,233	-	195,233
Mailstream Services	575,404	221,186	(6,031)	790,559
Total	$1,411,381	$238,203	$(37,798)	$1,611,786

“Other” includes the impact of post closing acquisition and foreign currency translation adjustments.

During the fourth quarter of 2006 and 2005, we performed impairment tests for goodwill. As a result of this review, we determined that no goodwill impairments existed.

7. Current Liabilities

Accounts payable and accrued liabilities and notes payable and current portion of long-term obligations are composed of the following:

December 31,	2006	2005
Accounts payable-trade	$397,713	$306,721
Reserve account deposits	459,527	430,747
Accrued salaries, wages and commissions	254,454	228,577
Accrued restructuring charges	33,549	49,870
Accrued nonpension postretirement benefits	30,850	30,747
Accrued postemployment benefits	7,695	5,100
Miscellaneous accounts payable and accrued liabilities	493,713	487,098
Accounts payable and accrued liabilities	$1,677,501	$1,538,860

Notes payable	$489,706	$519,663
Current portion of long-term debt	834	338,079
Notes payable and current portion of long-term obligations	$490,540	$857,742

In countries outside the U.S., banks generally lend to our non-finance subsidiaries on an overdraft or term-loan basis. These overdraft arrangements and term-loans, for the most part, are extended on an uncommitted basis by banks and do not require compensating balances or commitment fees.

Reserve account deposits represent customers prepayment of postage.

Notes payable are issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at below prevailing prime rates. The weighted average interest rates were 5.3% and 4.3% on notes payable and overdrafts outstanding at December 31, 2006 and 2005, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

At December 31, 2006, notes payable totaled $489.7 million. We had unused credit facilities of $1.5 billion at December 31, 2006, primarily to support commercial paper issuances. Fees paid to maintain lines of credit were $0.9 million, $0.7 million and $0.6 million in 2006, 2005 and 2004, respectively.

8. Long-term Debt

December 31,	2006	2005
Recourse debt
5.75% notes due 2008 (1)	$350,000	$350,000
8.63% notes due 2008 (1)	100,000	100,000
9.25% notes due 2008 (1)	100,000	100,000
8.55% notes due 2009 (1)	150,000	150,000
5.52% notes due 2010	150,000	150,000
4.63% notes due 2012	400,000	400,000
7.51% notes due through 2012 (2)	-	28,109
3.88% notes due 2013	375,000	375,000
4.88% notes due 2014	450,000	450,000
5.00% notes due 2015	400,000	400,000
4.75% notes due 2016	500,000	500,000
0.93% to 5.00% notes due 2018	350,000	350,000
5.25% notes due 2037	500,000	-

Non-recourse debt
2.75% to 9.78% notes due 2007 through 2020 (2)	-	435,606

Fair value hedges basis adjustment	27,757	49,328

Other (3)	(5,140)	11,580
Total long-term debt	$3,847,617	$3,849,623

(1)

In 2002, we received $95 million in cash from the termination of four swap agreements associated with these notes. This amount will be reflected as a reduction of interest expense over the remaining term of these notes. As a result of this transaction, the weighted average effective rate on these notes is 4.77%.

(2)	These debt instruments were assumed by Cerberus in the sale of Capital Services. See Note 2 for further discussion.

(3)	Other consists primarily of debt discounts and premiums.

On December 31, 2006, $1.1 billion remained available under the shelf registration statement filed in February 2005 with the SEC, permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

In November 2006, we issued $500 million of unsecured fixed rate notes maturing in January 2037. These notes bear interest at an annual rate of 5.25% and pay interest semi-annually beginning in January 2007. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, the financing of acquisitions and repurchase of the Company’s stock.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

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

The annual maturities of the outstanding debt during each of the next five years are as follows: 2007, $1 million; 2008, $550 million; 2009, $150 million; 2010, $150 million; 2011, no maturities; and $2,975 million thereafter.

The fair value hedges basis adjustment represents the revaluation of fixed rate debt that has been hedged in accordance with SFAS No. 133. See Note 1 to the Consolidated Financial Statements.

9. Income Taxes

The components of our provision for income taxes are as follows:

	Years ended December 31,
	2006	2005	2004
Total current	$298,364	$217,042	$92,210
Total deferred	36,640	111,555	105,107
Provision for income taxes, continuing operations	$335,004	$328,597	$197,317
U.S. Federal:
Current	$1,090,252	$166,590	$(6,717)
Deferred	(1,021,669)	81,351	156,124
	68,583	247,941	149,407
U.S. State and Local:
Current	179,602	18,867	(7,192)
Deferred	(190,420)	10,071	28,847
	(10,818)	28,938	21,655
International:
Current	7,567	36,552	22,038
Deferred	47,834	17,859	14,465
	55,401	54,411	36,503
Total current	1,277,421	222,009	8,129
Total deferred	(1,164,255)	109,281	199,436
Provision for income taxes	$113,166	$331,290	$207,565

U.S. and international components of income from operations before income taxes and minority interest are as follows:

	Years ended December 31,
	2006	2005	2004
U.S.	$719,931	$623,529	$480,684
International	194,559	188,139	127,706
Continuing operations	914,490	811,668	608,390
Discontinued operations	(682,149)	38,061	66,803
	$232,341	$849,729	$675,193

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The items accounting for the difference between income taxes computed at the federal statutory rate and our provision for income taxes consist of the following:

	2006	2005	2004
Continuing operations
Federal statutory provision	$320,072	$284,084	$212,936
Life insurance tax reserve, federal and state	20,000	56,000	-
State and local income taxes	22,194	19,452	13,753
Foreign tax differential	(12,713)	(11,517)	(8,184)
Tax exempt income/reimbursement	(15,110)	(4,162)	(7,132)
Federal income tax credits	100	(3,866)	(10,970)
Other, net	461	(11,394)	(3,086)
Provision for income taxes	335,004	328,597	197,317
Discontinued operations
Federal statutory provision	(238,753)	13,321	23,382
State and local income taxes	(29,225)	(642)	322
External financing transactions	46,140	(9,986)	(13,456)
Provision for income taxes	$113,166	$331,290	$207,565

The components of our deferred tax liabilities and assets are as follows:

December 31,	2006	2005
Deferred tax liabilities:
Depreciation	$82,578	$96,274
Deferred profit (for tax purposes) on
sales to finance subsidiaries	440,525	394,716
Lease revenue and related depreciation	189,976	1,353,189
Pension	33,951	217,588
Other	129,614	305,604
Deferred tax liabilities	876,644	2,367,371

Deferred tax (assets):
Nonpension postretirement benefits	(89,416)	(31,463)
Inventory and equipment capitalization	(23,132)	(21,925)
Restructuring charges	(15,504)	(13,652)
Long-term incentives	(61,422)	(62,308)
Net operating loss carry forwards	(66,197)	(67,282)
Other	(147,894)	(196,336)
Valuation allowance	33,563	21,777
Deferred tax assets	(370,002)	(371,189)

Net deferred taxes	506,642	1,996,182
Less: Current net deferred taxes (1)	150,332	136,232
Deferred taxes on income (2)	$356,310	$1,859,950

(1)

The table of deferred tax liabilities and (assets) above includes $150.3 million and $136.2 million for 2006 and 2005, respectively, of current net deferred taxes, which are included in income taxes payable in the Consolidated Balance Sheets.

(2)

The table of deferred tax liabilities and (assets) above includes $145.1 million for 2005 of non-deferred tax liabilities, which are included as a component of deferred tax liabilities in the Consolidated Balance Sheets.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

During 2006, the deferred tax asset and related valuation allowances for net operating losses changed due to acquisitions. As of December 31, 2006 and 2005, approximately $184.6 million and $185.7 million, respectively, of net operating loss carry forwards were available to us. Most of these losses can be carried forward indefinitely.

It has not been necessary to provide for income taxes on $560 million of cumulative undistributed earnings of subsidiaries outside the U.S. These earnings will be either indefinitely reinvested or remitted substantially free of additional tax. Determination of the liability that would result in the event all of these earnings were remitted to the U.S. is not practicable. It is estimated, however, that withholding taxes on such remittances would approximate $13 million.

Other Tax Matters

We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. Determining the appropriate level of tax reserves requires us to exercise judgment regarding the uncertain application of tax law. The amount of reserves is adjusted when information becomes available or when an event occurs indicating a change in the reserve is appropriate. Future changes in tax reserve requirements could have a material impact on our results of operations.

We are continually under examination by tax authorities in the United States, other countries and local jurisdictions in which we have operations. The years under examination vary by jurisdiction.

In August 2006, we reached a settlement with the IRS governing all outstanding tax audit issues in dispute for tax years through 2000. Years after 2000 are still under review by the IRS. These disputed items related primarily to the tax treatment of corporate owned life insurance (COLI) and related interest expense, the tax effect of the sale of certain preferred share holdings and the tax treatment of certain Capital Services lease transactions. In the second quarter of 2006, we estimated the tax due as a result of the IRS settlement including our best estimate of the additional liability for these items in all open years, the sale of the Imagistics portfolio and the sale of the Capital Services businesses to be approximately $1.1 billion. Accordingly we recorded $61 million of additional tax expense. $41 million of the $61 million tax expense relates to the Capital Services business and was included in discontinued operations and $20 million was included in continuing operations. The $1.1 billion tax liability is net of $330 million of IRS tax bonds previously posted. We paid the $1.1 billion obligation to the IRS by the end of 2006. These tax obligations were funded with proceeds previously received from the sale of Imagistics and Capital Services and the advance against the cash surrender value of our COLI assets.

In the second quarter of 2006, we accrued in discontinued operations an additional tax expense of $16.2 million to record the impact of the Tax Increase Prevention and Reconciliation Act (“TIPRA”). The TIPRA legislation repealed the exclusion from federal income taxation of a portion of the income generated from certain leveraged leases of aircraft by foreign sales corporations. See Note 2 for further discussion of the discontinued operations.

In January 2006, the U.S. Circuit Court of Appeals reversed a District Court decision that another company received related to the tax treatment of COLI and related interest deductions. As a result, we recorded additional tax reserves of $56 million in our 2005 financial results.

We have accrued our estimate of the probable tax, interest and penalties that may result from these disputed matters as it relates to 2001 through 2006 and we believe that the accrual for tax liabilities is appropriate. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flow.

10. Preferred Stockholders’ Equity in Subsidiary Companies

Pitney Bowes International Holdings, Inc., a subsidiary of the Company, has 3,750,000 shares outstanding or $375 million of variable term voting preferred stock owned by certain outside institutional investors. Of these shares outstanding, 750,000 were issued in December 2006. These preferred shares are entitled to 25% of the combined voting power of all classes of capital stock. All outstanding common stock of Pitney Bowes International Holdings, Inc., representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by Pitney Bowes Inc. The preferred stock, $.01 par value, is entitled to cumulative dividends at rates set at auction. The weighted average dividend rate in 2006 and 2005 was 4.4% and 3.0%, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Preferred dividends are included in minority interest in the Consolidated Statements of Income. The preferred stock is subject to mandatory redemption based on certain events, at a redemption price not less than $100 per share, plus the amount of any dividends accrued or in arrears. No dividends were in arrears at December 31, 2006 or 2005.

Additionally a subsidiary of the Company has 100 shares or $10 million of 9.11% Cumulative Preferred Stock, mandatorily redeemable in 20 years, outstanding and owned by an institutional investor.

11. Stockholders’ Equity

At December 31, 2006, 480,000,000 shares of common stock, 600,000 shares of cumulative preferred stock, and 5,000,000 shares of preference stock were authorized, and 220,613,322 shares of common stock (net of 102,724,590 shares of treasury stock), 135 shares of 4% Convertible Cumulative Preferred Stock (4% preferred stock) and 39,607 shares of $2.12 Convertible Preference Stock ($2.12 preference stock) were issued and outstanding. In the future, the Board of Directors can issue the balance of unreserved and unissued preferred stock (599,865 shares) and preference stock (4,960,393 shares). This will determine the dividend rate, terms of redemption, terms of conversion (if any) and other pertinent features. At December 31, 2006, unreserved and unissued common stock (exclusive of treasury stock) amounted to 117,947,091 shares.

The 4% preferred stock outstanding, entitled to cumulative dividends at the rate of $2 per year, can be redeemed at our option, in whole or in part at any time, at the price of $50 per share, plus dividends accrued to the redemption date. Each share of the 4% preferred stock can be converted into 24.24 shares of common stock, subject to adjustment in certain events.

The $2.12 preference stock is entitled to cumulative dividends at the rate of $2.12 per year and can be redeemed at our option at the rate of $28 per share. Each share of the $2.12 preference stock can be converted into 16.53 shares of common stock, subject to adjustment in certain events.

At December 31, 2006, a total of 658,003 shares of common stock were reserved for issuance upon conversion of the 4% preferred stock (3,272 shares) and $2.12 preference stock (654,731 shares). In addition, 17,213,889 shares of common stock were reserved for issuance under our dividend reinvestment and other corporate plans.

The following table summarizes the preferred, preference and common stock outstanding:

	Preferred	Preference		Common Stock
	Stock	Stock	Issued	Treasury	Outstanding
Balance, January 1, 2004	385	48,733	323,337,912	(91,049,689)	232,288,223
Repurchase of common stock				(4,694,912)
Issuances of common stock				2,686,580
Conversions of common stock		(2,328)		38,482
Balance, December 31, 2004	385	46,405	323,337,912	(93,019,539)	230,318,373
Repurchase of common stock				(5,945,778)
Issuances of common stock				2,276,222
Conversions of common stock	(50)	(3,459)		58,389
Balance, December 31, 2005	335	42,946	323,337,912	(96,630,706)	226,707,206
Repurchase of common stock				(9,180,216)
Issuances of common stock				3,026,290
Conversions of common stock	(200)	(3,339)		60,042
Balance, December 31, 2006	135	39,607	323,337,912	(102,724,590)	220,613,322

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Comprehensive Income

The components of accumulated other comprehensive income are as follow:

	2006	2005	2004
Foreign currency translation adjustments	$176,524	$93,341	$147,840
Net unrealized gain on derivative investments	(3,083)	(3,063)	(4,668)
Postretirement obligations	(7,956)	(13,361)	(7,646)
Adjustment to initially apply SFAS 158, net of tax	(297,229)	-	-
Accumulated other comprehensive income	$(131,744)	$76,917	$135,526

12. Stock Plans

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. We elected to adopt the modified retrospective application method as provided by SFAS 123(R), and, accordingly, financial statement amounts for the prior periods have been adjusted to reflect the fair value method of expensing prescribed by SFAS 123(R).

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Income:

	Years Ended December 31,
	2006	2005	2004
Cost of equipment sales	$1,869	$1,845	$2,025
Cost of support services	806	796	874
Cost of business services	1,112	1,111	1,220
Selling, general and administrative	22,669	22,526	24,732
Research and development	919	945	1,038
Pre-tax stock-based compensation	27,375	27,223	29,889
Income tax	(9,308)	(9,256)	(11,358)
Stock-based compensation expense, net	$18,067	$17,967	$18,531

Basic earnings per share impact	$0.08	$0.08	$0.08

Diluted earnings per share impact	$0.08	$0.08	$0.08

At December 31, 2006, $35 million of unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted average period of 2.6 years. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was approximately $23.2 million, $21.9 million and $26.3 million, respectively. There were no capitalized stock-based compensation costs at December 31, 2006 and 2005. Proceeds from issuance of stock in our Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 include $3.4 million, $3.9 million and $4.8 million of windfall tax benefits from stock option exercises, respectively.

We settle employee stock options and restricted stock with treasury shares. Restricted stock units are settled primarily in shares except for the related minimum tax withholding which will be settled in cash.

In 2006, we modified our new stock-based compensation awards, requiring a minimum requisite service period of one year for retirement eligible employees.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

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

We have the following stock plans that are described below: the U.S. and U.K. Stock Option Plans (ESP), the U.S. and U.K. Employee Stock Purchase Plans (ESPP), and the Directors’ Stock Plan.

Stock Options

Under our stock plan, certain officers and employees are granted options at prices equal to the market value of our common shares at the date of grant. Options granted in 2004 and prior thereto generally become exercisable in three equal installments during the first three years following their grant and expire after ten years. Options granted in 2005 and thereafter generally become exercisable in four equal installments during the first four years following their grant and expire ten years from the date of grant. At December 31, 2006, there were 10,341,602 options available for future grants under this plan.

The following table summarizes information about stock option transactions during the year ended December 31, 2006:

		Per share weighted
	Shares	average exercise price
Options outstanding at January 1, 2006	22,037,808	$41
Granted	1,967,993	$42
Exercised	(2,512,999)	$33
Canceled	(696,988)	$55
Forfeited	(540,076)	$43
Options outstanding at December 31, 2006	20,255,738	$42
Options exercisable at December 31, 2006	15,386,238	$42

The weighted-average remaining contractual life of the options outstanding and exercisable at December 31, 2006 was 5.0 years and 4.0 years, respectively. The intrinsic value of the options outstanding and exercisable at December 31, 2006 was $123.0 million and $111.1 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

Options Outstanding
Range of per share		Weighted average	Per share weighted
exercise prices	Number	remaining contractual life	average exercise price
$26.99 - $35.99	5,464,610	4.2 years	$30
$36.00 - $45.99	7,475,249	5.9 years	$42
$46.00 - $56.99	5,204,048	5.7 years	$47
$57.00 - $65.72	2,111,831	2.0 years	$64
	20,255,738	5.0 years

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Options Exercisable
Range of per share		Per share weighted
exercise prices	Number	average exercise price
$26.99 - $35.99	5,464,047	$30
$36.00 - $45.99	4,735,097	$41
$46.00 - $56.99	3,075,276	$47
$57.00 - $65.72	2,111,818	$64
	15,386,238

Certain employees eligible for performance-based compensation may defer up to 100% of their annual awards, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan. Participants may allocate deferred compensation among specified investment choices. Previously, the investment choices offered included stock options under the U.S. stock option plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years from the date of grant. There were 236,101, 372,525 and 353,367 options outstanding under this plan at December 31, 2006, 2005 and 2004, respectively, which are included in outstanding options under our U.S. stock option plan. Beginning with the 2004 plan year, options were no longer offered as an investment choice.

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

The fair value of stock options granted and related assumptions are as follows:

	Years ended December 31,
	2006	2005	2004
Expected dividend yield	2.9%	2.8%	3.1%
Expected stock price volatility (1)	17.6%	18.5%	24.7%
Risk-free interest rate (2)	4.6%	3.5%	3.0%
Expected life – years (3)	5	5	5
Weighted-average fair value per option granted	$7.13	$7.29	$7.42

     1 – Our estimates of expected stock price volatility are based on historical price changes of our stock.

     2 – The risk-free interest rate is based on U.S. Treasuries with a term equal to the expected option term.

     3 – The expected life is based on historical experience.

Restricted Stock and Restricted Stock Units

Our stock plan permits the issuance of restricted stock and restricted stock units. Restricted stock units are stock awards that are granted to employees and entitle the holder to shares of common stock as the award vests, typically over a four year period. The fair value of the awards is determined on the grant date based on our stock price at that date. Restricted stock awards are subject to one or more restrictions, which may include continued employment over a specified period or the attainment of specified financial performance goals. Where a restricted stock award is subject to both tenure and attainment of financial performance goals, the restrictions would be released, in total or in part, only if the executive is still employed by us at the end of the performance period and if the performance objectives are achieved. Where the sole restriction of a restricted stock award is continued employment over a specified period, such period may not be less than three years. The compensation expense for each award is recognized over the performance period. We issued 256,519 shares, 8,150 shares and 104,790 shares of restricted stock and restricted stock units in 2006, 2005 and 2004, respectively. We recorded compensation expense of $3.3 million, $1.9 million and $1.0 million in 2006, 2005 and 2004, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The following table summarizes information about restricted stock unit transactions:

		Weighted average
	Shares / Units	grant date fair value
Restricted stock / units outstanding at December 31, 2005	208,350	$38
Granted	256,519	$43
Vested	(12,941)	$43
Forfeited	(19,483)	$43
Restricted stock / units outstanding at December 31, 2006	432,445	$40

Employee Stock Purchase Plans

The U.S. Employee Stock Purchase Plan enables substantially all U.S. and Canadian employees to purchase shares of our common stock at a discounted offering price and is considered a compensatory plan in accordance with SFAS 123(R). In 2006, the offering price was 85% of the average price of our common stock on the New York Stock Exchange on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. The U.K. S.A.Y.E. Plan also enables eligible employees of our participating U.K. subsidiaries to purchase shares of our stock at a discounted offering price which, in 2006, was 90% of the average closing price of our common stock on the New York Stock Exchange for the three business days preceding the offering date. We may grant rights to purchase up to 7,110,782 common shares to our regular employees under the U.S. and U.K. Plans. Compensation expense relating to the U.S. Plan is recognized over a twelve month participation period. Compensation expense for the U.K. Plan is recognized over participation periods of 3 or 5 years.

We granted rights to purchase 435,592 shares in 2006, 434,428 shares in 2005 and 518,457 shares in 2004. The per share fair value of rights granted was $7 in 2006, $7 in 2005 and $8 in 2004 for the U.S. ESPP and $8 in 2006, $8 in 2005 and $9 in 2004 for the U.K. ESPP.

Directors’ Stock Plan

Under this plan, each non-employee director is granted 1,400 shares of restricted common stock annually. Shares granted at no cost to the directors were 14,000 in 2006 and 13,563 in 2005. Compensation expense, net of taxes, was $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The shares carry full voting and dividend rights but, except as provided herein, may not be transferred or alienated until the later of (1) termination of service as a director, or, if earlier, the date of a change of control, or (2) the expiration of the six-month period following the grant of such shares. If a director terminates service as a director prior to the expiration of the six-month period following a grant of restricted stock, that award will be forfeited. The Directors’ Stock Plan permits certain limited dispositions of restricted common stock to family members, family trusts or partnerships, as well as donations to charity after the expiration of the six-month holding period, provided the director retains a minimum of 7,500 shares of restricted common stock.

Non-employee directors may defer up to 100% of their eligible compensation, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan for directors. Participants may allocate deferred compensation among specified investment choices. Previously, the investment choices offered included stock options under the Directors’ Stock Plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years. There were 41,716, 48,019 and 62,504 options outstanding under this plan at December 31, 2006, 2005 and 2004, respectively. Beginning with the 2004 plan year, options were no longer offered as an investment choice.

13. Retirement Plans and Nonpension Postretirement Benefits

We adopted the provisions of SFAS 158 at December 31, 2006. SFAS 158 requires recognition of the overfunded or underfunded status of pension and other post retirement benefit plans on the balance sheet. Additionally, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The following table illustrates the incremental effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheets at December 31, 2006:

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	Before Application		After Application
	of SFAS 158	Adjustments	of SFAS 158
Other current assets and prepayments	$250,672	$(19,576)	$231,096
Non-current other assets	851,294	(307,968)	543,326
Total assets	8,807,964	(327,544)	8,480,420
Current liabilities	2,718,757	28,076	2,746,833
Deferred taxes on income	580,467	(224,157)	356,310
Other non-current liabilities	280,540	165,766	446,306
Total liabilities	7,427,381	(30,315)	7,397,066
Accumulated other comprehensive income	165,485	(297,229)	(131,744)
Total stockholders’ equity	996,418	(297,229)	699,189

We have several defined benefit and defined contribution retirement plans covering substantially all employees worldwide. Benefits are primarily based on employees’ compensation and years of service. Our contributions are determined based on the funding requirements of U.S. federal and other governmental laws and regulations.

We use a measurement date of December 31 for all of our retirement plans.

We contributed $27.9 million, $22.6 million and $21.7 million to our defined contribution plans in 2006, 2005 and 2004, respectively.

U.S. employees hired after January 1, 2005, Canadian employees hired after April 1, 2005, and U.K. employees hired after July 1, 2005, are not eligible for defined benefit retirement plans.

Defined Benefit Pension Plans

The change in benefit obligations and plan assets and the funded status for defined benefit pension plans is as follows:

	Pension Benefits
	United States		Foreign
December 31,	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$1,638,252	$1,542,750	$471,420	$392,006
Service cost	26,495	29,241	11,207	8,881
Interest cost	91,652	90,993	22,666	20,899
Plan participants’ contributions	-	-	2,781	1,856
Plan amendments	-	8,551	-	719
Actuarial (gain) loss	(21,909)	67,865	(2,655)	68,029
Foreign currency changes	-	-	33,360	(4,255)
Curtailment	-	-	883	(1,052)
Benefits paid	(113,027)	(101,148)	(17,211)	(15,663)
Benefit obligation at end of year	$1,621,463	$1,638,252	$522,451	$471,420

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	Pension Benefits
	United States		Foreign
December 31,	2006	2005	2006	2005
Change in plan assets:
Fair value of plan assets at beginning of year	$1,528,917	$1,456,050	$411,518	$340,271
Actual return on plan assets	232,254	115,189	40,721	57,938
Company contributions	7,139	58,826	9,513	29,761
Plan participants’ contributions	-	-	2,781	1,856
Foreign currency changes	-	-	29,617	(2,645)
Benefits paid	(113,027)	(101,148)	(17,211)	(15,663)
Fair value of plan assets at end of year	$1,655,283	$1,528,917	$476,939	$411,518
Funded status, end of year:
Fair value of plan assets at end of year	$1,655,283	$1,528,917	$476,939	$411,518
Benefit obligations at end of year	1,621,463	1,638,252	522,451	471,420
Funded status	33,820	(109,335)	(45,512)	(59,902)
Unrecognized actuarial loss	-	558,394	-	127,157
Unrecognized prior service (benefit) cost	-	(7,479)	-	3,129
Unrecognized transition cost	-	-	-	(1,123)
Amount recognized, end of year	$33,820	$441,580	$(45,512)	$69,261

Information for pension plans, that are included above, with an accumulated benefit obligation in excess of plan assets at December 31, 2006 and 2005 were as follows:

	United States		Foreign
	2006	2005	2006	2005
Projected benefit obligation	$95,370	$93,778	$35,700	$33,882
Accumulated benefit obligation	$78,392	$81,204	$33,955	$32,669
Fair value of plan assets	$1,521	$1,711	$9,548	$8,866

The accumulated benefit obligation for all U.S. defined benefit plans at December 31, 2006 and 2005 was $1.5 billion for both years. The accumulated benefit obligation for all foreign defined benefit plans at December 31, 2006 and 2005 was $467 million and $433 million respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Amounts recognized in the Consolidated	United States		Foreign
Balance Sheets:	2006	2005	2006	2005
Non-current asset	$127,670	$500,024	$7,084	$86,387
Current liability	(7,638)	(4,488)	(872)	(994)
Non-current liability	(86,212)	(72,829)	(51,724)	(23,761)
Net amount recognized	$33,820	$422,707	$(45,512)	$61,632

Pre-tax amounts recognized in accumulated other
comprehensive income consist of:
Net actuarial loss	$394,556	$18,873	$114,400	$7,629
Prior service cost/(credit)	(5,342)	-	2,672	-
Transition obligation (asset)	-	-	(532)	-
Total	$389,214	$18,873	$116,540	$7,629

The estimated amounts that will be amortized
from AOCI into net periodic benefits cost in 2007
are as follows:
Net actuarial loss	$28,036		$7,124
Prior service cost/(credit)	(2,161)		634
Transition obligation (asset)	-		(532)
Total	$25,875		$7,226

Weighted average assumptions used to determine end of year
benefit obligations:
Discount rate	5.85%	5.60%	2.25% - 5.30%	2.25% - 5.00%
Rate of compensation increase	4.50%	4.50%	2.50% - 4.30%	1.75% - 4.10%

At December 31, 2006 there were no shares of our common stock included in the plan assets of our pension plans. At December 31, 2005 11,400 shares of our common stock with a fair value of $0.5 million were included in the plan assets of our pension plans.

We anticipate making contributions of up to $8 million and up to $10 million, respectively, to our U.S. and foreign pension plans during 2007.

The components of the net periodic benefit cost for defined pension plans are as follows:

	Pension Benefits
	United States			Foreign
	2006	2005	2004	2006	2005	2004
Service cost	$26,495	$29,241	$30,055	$11,207	$8,881	$9,094
Interest cost	91,652	90,993	88,401	22,666	20,899	20,116
Expected return on plan assets	(125,204)	(123,498)	(128,804)	(31,338)	(26,180)	(24,161)
Amortization of transition cost	-	-	-	(654)	(624)	(575)
Amortization of prior service cost	(2,139)	(2,123)	(2,762)	618	899	540
Recognized net actuarial loss	34,881	27,021	14,537	9,516	6,038	6,123
Curtailment	-	-	-	883	430	352
Net periodic benefit cost	$25,685	$21,634	$1,427	$12,898	$10,343	$11,489

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Weighted average assumptions	Pension Benefits
used to determine net periodic	United States			Foreign
benefit costs:	2006	2005	2004	2006	2005	2004
Discount rate	5.60%	5.75%	6.00%	2.25% - 5.00%	2.25% - 5.75%	2.25% - 6.00%
Expected return on plan assets	8.50%	8.50%	8.50%	3.50% - 8.00%	3.50% - 8.25%	4.00% - 8.25%
Rate of compensation increase	4.50%	4.75%	4.75%	1.75% - 4.10%	1.75% - 4.00%	1.75% - 4.00%

U.S. Pension Plans’ Investment Strategy and Asset Allocation

Our U.S. pension plans’ investment strategy supports the objectives of the fund, which are to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligations and the actuarial liabilities, and to earn a nominal rate of return of at least 8.50%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to minimize the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/ return characteristics and to manage foreign currency exposure. The pension plans’ liabilities, investment objectives and investment managers are reviewed periodically.

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

The target allocation for 2007 and the asset allocation for the U.S. pension plan at December 31, 2006 and 2005, by asset category, are as follows:

	Target	Percentage of Plan Assets at
	Allocation	December 31,
Asset category	2007	2006	2005
U.S. equities	45%	49%	48%
Non-U.S. equities	20%	23%	22%
Fixed income	30%	23%	25%
Real estate	5%	5%	5%
Total	100%	100%	100%

The fair value of plan assets was $1.7 billion and $1.5 billion at December 31, 2006 and 2005, respectively, and the expected long-term rate of return on these plan assets was 8.50% in 2006 and 2005.

Foreign Pension Plans’ Investment Strategy

Our foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees, in conjunction with our corporate personnel. The investment strategies adopted by our foreign plans vary by country and plan, with each strategy tailored to achieve the expected rate of return within an acceptable or appropriate level of risk, depending upon the liability profile of plan participants, local funding requirements, investment markets and restrictions. Our largest foreign pension plan is the U.K. plan, which represents 76% of the non-U.S. pension assets. The U.K. pension plan’s investment strategy supports the objectives of the fund, which are to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligations and the actuarial liabilities, and to earn a nominal rate of return of at least 7.75%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to minimize the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. The pension plans’ liabilities, investment objectives and investment managers are reviewed periodically.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The target allocation for 2007 and the asset allocation for the U.K. pension plan at December 31, 2006 and 2005, by asset category, are as follows:

	Target	Percentage of Plan Assets at
	Allocation	December 31,
Asset category	2007	2006	2005
U.K. equities	35%	36%	33%
Non-U.K. equities	35%	36%	35%
Fixed income	30%	26%	24%
Cash	-	2%	8%
Total	100%	100%	100%

The fair value of plan assets was $364 million and $314 million at December 31, 2006 and 2005, respectively, and the expected long-term rate of return on these plan assets was 8.0% in 2006 and 2005.

Nonpension Postretirement Benefits

We provide certain health care and life insurance benefits to eligible retirees and their dependents. The cost of these benefits is recognized over the period the employee provides credited services to the Company. Substantially all of our U.S. and Canadian employees become eligible for retiree health care benefits after reaching age 55 and with the completion of the required service period. U.S. employees hired after January 1, 2005, and Canadian employees hired after April 1, 2005, are not eligible for retiree health care benefits.

On July 1, 2004, we adopted the provisions of FASB Staff Position (FSP) No. 106-2 on a prospective basis. The adoption of FSP No. 106-2 reduced our nonpension postretirement accumulated benefit obligation by approximately $72 million, which has been recognized as a reduction in our unrecognized actuarial loss.

The change in benefit obligations and plan assets and the funded status for nonpension postretirement benefit plans is as follows:

	Nonpension Postretirement Benefits
December 31,	2006	2005
Change in benefit obligation:
Benefit obligations at beginning of year	$272,682	$311,915
Service cost	3,347	3,154
Interest cost	13,352	14,716
Plan participants’ contributions	6,640	5,987
Plan amendments	-	246
Actuarial loss (gain)	2,569	(22,310)
Foreign currency changes	594	686
Gross benefits paid	(40,819)	(41,712)
Less federal subsidy on benefits paid	3,355	-
Benefit obligations at end of year	$261,720	$272,682

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$-
Company contribution	30,824	35,725
Plan participants’ contributions	6,640	5,987
Gross benefits paid	(40,819)	(41,712)
Less federal subsidy on benefits paid	3,355	-
Fair value of plan assets at end of year	$-	$-

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Funded status, end of year:
	Non pension
	Postretirement
	Benefits
	2006	2005
Fair value of plan assets at end of year	$-	$-
Benefit obligations at end of year	261,720	272,682
Funded status	(261,720)	(272,682)
Unrecognized actuarial loss	-	44,557
Unrecognized prior service benefit	$-	(12,839)
Amount recognized, end of year	(261,720)	$(240,964)

The assumed weighted average discount rate used in determining the accumulated nonpension postretirement benefit obligations was 5.85% in 2006 and 5.60% in 2005.

Amounts recognized in the Consolidated
Balance Sheets consist of:	2006	2005
Current liability	$(30,849)	$(30,747)
Non-current liability	(230,871)	(210,217)
Net amount recognized	$(261,720)	$(240,964)

Amounts recognized in accumulated other
comprehensive income statement consist of:
Net actuarial loss	$45,455
Prior service cost/ (credit)	(10,977)
Total	$34,478

The components of the net periodic benefit cost for nonpension postretirement benefit plans are as follows:

	Nonpension Postretirement Benefits
	2006	2005	2004
Service cost	$3,347	$3,154	$3,387
Interest cost	13,352	14,716	17,638
Amortization of prior service benefit	(1,856)	(2,122)	(8,139)
Recognized net actuarial loss	1,908	1,871	4,684
Net periodic benefit cost	$16,751	$17,619	$17,570

Weighted average assumptions used to determine
net periodic costs during the years:	Nonpension Postretirement Benefits
	2006	2005	2004
Discount rate	5.60%	5.75%	6.00%

The estimated amounts that will be amortized from AOCI into
net periodic benefit cost in 2007 are as follows:
Net actuarial loss	$2,851
Prior services cost/ (credit)	(1,830)
Total	$1,021

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations was 8.00% for 2006 and 9.00% for 2005. The assumed health care trend rate is 7.0% for 2007 and we assume it will gradually decline to 5.00% by the year 2009 and remain at that level thereafter.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	406	345
Effect on postretirement benefit obligations	7,926	6,960

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Nonpension
	Pension	Postretirement
	Benefits	Benefits
For the year ending 12/31/07	$115,809	$30,850
For the year ending 12/31/08	121,322	29,380
For the year ending 12/31/09	125,250	27,727
For the year ending 12/31/10	131,868	26,228
For the year ending 12/31/11	137,158	24,645
For the years ending 12/31/12-12/31/16	778,802	102,384
	$1,410,209	$241,214

Nonpension postretirement benefit payments represent expected contributions, net of the annual Medicare Part D subsidy of approximately $4 million in 2007 and $5 million in each year thereafter.

14. Restructuring Charges

In January 2003, we undertook restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. In connection with this plan, we recorded pre-tax restructuring charges of $36 million, $54 million and $158 million for the years ended December 31, 2006, 2005 and 2004, respectively. The 2005 charge is net of a $30 million gain on the sale of our main plant manufacturing facility. See Note 1 of the Consolidated Financial Statements for our accounting policy related to restructuring charges.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The pre-tax restructuring charges are composed of:

	Restructuring charges	Non-cash charges	Cash payments	Balance December 31
2004
Severance and benefit costs	$76,017	$-	$(55,149)	$48,494
Asset impairments	72,413	(72,413)	-	-
Other exit costs	9,363	-	(10,883)	3,101
	$157,793	$(72,413)	$(66,032)	$51,595
2005
Severance and benefit costs	$70,833	$-	$(74,692)	$44,635
Asset impairments	6,746	(6,746)	-	-
Other exit costs	6,309	-	(4,175)	5,235
Gain on sale of main plant	(30,238)	-	30,238	-
	$53,650	$(6,746)	$(48,629)	$49,870
2006
Severance and benefit costs	$33,254	$-	$(46,624)	$31,265
Asset impairments	754	(754)	-	-
Other exit costs	1,991	-	(4,942)	2,284
	$35,999	$(754)	$(51,566)	$33,549

All restructuring charges, except for asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 4,000 employees worldwide from the inception of this plan through December 31, 2006. The workforce reductions relate to actions across several of our businesses resulting from infrastructure and process improvements and our continuing efforts to streamline operations, and include managerial, professional, clerical and technical roles. Approximately 62% of the workforce reductions were in the U.S. The majority of the international workforce reductions are in Europe and Canada. Asset impairment in 2003 included a $24 million charge as a result of our decision to exit our main plant manufacturing facility in Connecticut in connection with our product sourcing and real estate optimization strategy. During the first quarter of 2005, following the successful rezoning of our main plant facility, we recorded a pre-tax gain of $30 million related to the sale of this facility. Restructuring charges in 2004 included a pre-tax charge of $28 million related to the planned closure of a manufacturing facility in Germany. Asset impairments in 2004 included a $47 million charge related to the write-down of capitalized system development costs, related to order management processes, as a result of our changing business profile and organizational realignment. Other asset impairments in 2006, 2005 and 2004 relate primarily to the write-down of property, plant and equipment resulting from the closure or streamlining of certain facilities and systems. The fair values of the impaired long-lived assets were determined primarily using probability weighted expected cash flows in accordance with SFAS 144. Other exit costs relate primarily to lease termination costs, non-cancelable lease payments, consolidation of excess facilities and other costs associated with exiting business activities.

15. Commitments, Contingencies and Regulatory Matters

Legal Proceedings

In the ordinary course of business, we are routinely defendants in or party to a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with customers; or disputes with employees.

We are a defendant in a patent action brought by Ricoh Company, Ltd. in which there are allegations of infringement against certain of our important mailing products, including the DM SeriesTM. Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002). We prevailed at the trial held in this matter in the fall of 2006. The jury found the Ricoh patents at issue to be invalid. Even though a finding of invalidity means that the plaintiff’s claim must fail, the jury was also required to rule on infringement and found that the Company infringed the Ricoh patents and did so willfully. As a result of the invalidity finding, the Company prevailed and no damages were awarded. Currently post-verdict motions filed by both parties are pending before the court. The Company anticipates that Ricoh will ultimately appeal the verdict.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Our wholly-owned subsidiary, Imagitas, Inc. is a defendant in nine purported class actions filed in six different states as follows: Rine v. Imagitas, Inc. (U.S. District Court, Middle District of Florida, filed August 14, 2006; asserting class of allegedly affected residents of both the United States and of Florida); Mathias v. Imagitas, Inc. (U.S. District Court, Northern District of Ohio, filed September 8, 2006; asserting a class of allegedly affected residents of Ohio); Kracum v. Imagitas, Inc. (U.S. District Court, District of Minnesota, filed September 22, 2006; asserting a class of allegedly affected residents of Minnesota); Ressler v. Imagitas, Inc. (U.S. District Court, Western District of Missouri, filed October 5, 2006; asserting a class of allegedly affected residents of Missouri); Landree v. Imagitas, Inc. (U.S. District Court, District of Minnesota, filed October 6, 2006; asserting a class of allegedly affected residents of Minnesota); Kendron v. Imagitas, Inc. (U.S. District Court, District of Massachusetts, filed October 17, 2006; asserting a class of allegedly affected residents of the United States); Mathias v. Imagitas, Inc. (U.S. District Court, District of Massachusetts, filed November 13, 2006; asserting a class of allegedly affected residents in the United States); Joao v. Imagitas, Inc. (U.S. District Court, Southern District of New York, filed November 20, 2006; asserting a class of allegedly affected residents of New York); Bogard v. Imagitas, Inc. (U.S. District Court, Northern District of Ohio, filed November 29, 2006; asserting a class of allegedly affected residents of Ohio). Each of these lawsuits alleges that the Imagitas DriverSource program violates the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas enters into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assists the state in performing its function of delivering these mailings and funding the costs of them. The plaintiffs in these actions are seeking both statutory damages under the DPPA and an injunction against the continuation of the program. In the hopes of achieving a quick resolution of these pending actions, Imagitas has filed a request to have all of these cases consolidated into a single multi-district litigation. In Rine, both parties have filed motions for summary judgment and the plaintiffs have filed a motion for class certification. The court in Rine has stated that it will not rule on these motions until after the multi-district litigation panel has decided to consolidate these litigations.

We expect to prevail in both the Ricoh litigation and the lawsuits against Imagitas; however, as litigation is inherently unpredictable there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

In 2004, we recorded a pre-tax charge of approximately $20 million associated with the settlement of a lawsuit related to a program of our wholly owned subsidiary, Pitney Bowes Credit Corporation, offers to some of its leasing customers to replace the leased equipment if it is lost, stolen or destroyed. The $20 million charge relates to the following settlement costs: award certificates to be provided to members of the class for purchase of office products through Pitney Bowes, supply line and the cost of legal fees and related expenses. This charge was included in other income in the Consolidated Statements of Income for the year ended December 31, 2004. In 2006, we recorded a pre-tax gain of $5 million related to a revised liability estimate associated with this settlement and a pre-tax charge of $2 million for other legal matters. These amounts are included in other income in the Consolidated Statements of Income for the year ended December 31, 2006.

16. Guarantees

We apply FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnifications. The provisions of FIN 45 require that at the time a company issues a guarantee, it must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our estimate of probable liability under its product warranties based on historical claim experience, which has not been significant and other currently available evidence. Accordingly, our product warranty liability at December 31, 2006 and 2005, was not material.

17. Leases

In addition to factory and office facilities owned, we lease similar properties, as well as sales and service offices, equipment and other properties, generally under long-term operating lease agreements extending from 3 to 25 years.

Future minimum lease payments under non-cancelable operating leases at December 31, 2006 are as follows:

Operating
Years ending December 31,	leases
2007	$79,267
2008	53,377
2009	42,556
2010	30,186
2011	18,016
Thereafter	25,649
Total minimum lease payments	$249,051

Rental expense was $138.8 million, $158.4 million and $154.3 million in 2006, 2005 and 2004, respectively.

18. Finance Assets

Finance Receivables

Finance receivables are generally due in monthly, quarterly or semi-annual installments over periods ranging from 3 to 5 years and are comprised of sales-type leases and customer loan receivables. Finance receivables of discontinued operations were due in monthly, quarterly, semi-annual and annual installments over periods ranging from 3 to 25 years.

The components of finance receivables were as follows:

December 31,	2006	2005
Gross finance receivables	$3,480,695	$3,249,081
Unguaranteed residual values	281,581	241,304
Unearned income	(749,728)	(720,113)
Initial direct cost deferred	4,174	3,010
Allowance for credit losses	(82,499)	(87,797)
Discontinued operations	-	498,634
Net investment in finance receivables	$2,934,223	$3,184,119

Net investment in finance receivables include net customer loan receivables at December 31, 2006 and 2005 of $524.7 million and $427.5 million, respectively. Customer loan receivables arise primarily from financing services offered to our customers for postage, supplies, and shipping payments. Customer loan receivables are generally due each month, however, customers may rollover outstanding balances.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Maturities of gross finance receivables are as follows:

Years ending December 31,
2007	$1,668,337
2008	736,474
2009	516,878
2010	336,866
2011	170,381
Thereafter	51,759
Total	$3,480,695

Leveraged Leases

Our investment in leveraged lease assets consists of the following:

December 31,	2006	2005
Rental receivables	$1,687,730	$1,671,457
Unguaranteed residual values	28,536	27,454
Principal and interest on non-recourse loans	(1,326,361)	(1,317,499)
Unearned income	(174,534)	(146,549)
Discontinued operations	-	1,235,162
Investment in leveraged leases	215,371	1,470,025
Less: Deferred taxes related to leveraged leases	(90,716)	(1,151,000)
Net investment in leveraged leases	$124,655	$319,025

The decrease in our investment in leveraged leases from 2005 is the result of our sale of the Capital Services external financing business. See Note 2 for further discussion.

In the fourth quarter of 2006, we determined the need to adjust the accounting for our remaining leveraged lease transactions. As a result, we recorded a $4.6 million reduction to our opening retained earnings. This reflects the cumulative effect of these adjustments. We also adjusted the related lease assets and liabilities on our consolidated balance sheet. See Note 1 for further discussion.

The following is a summary of the components of income from leveraged leases. The income amounts in prior years from Capital Services have been reclassified as discontinued operations:

December 31,	2006	2005	2004
Pre-tax leveraged lease income	$8,019	$10,897	$11,163
Income tax effect	(923)	(3,814)	(3,896)
Income from leveraged leases	$7,096	$7,083	$7,267

19. Business Segment Information

During the second quarter 2006, we reassessed our organizational structure in light of the sale of the Capital Services business and revised our business segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We conduct our business activities in seven business segments within the Mailstream Solutions and Mailstream Services business groups. As a result of these changes, we have reclassified the prior year amounts for the segment changes. For a description of our reportable segments and the types of products and services from which each reportable segment derives its revenue, see Item 1 - Business on page 3. That information is incorporated herein by reference. The information set forth below should be read in conjunction with such information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, with the exception of the items outlined below.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

EBIT is determined by deducting from revenue the related costs and expenses attributable to the segment. Segment EBIT excludes general corporate expenses, restructuring charges, interest expense, other income (expense) and income taxes. Identifiable assets are those used in our operations and exclude cash and cash equivalents, short-term investments and general corporate assets. Long-lived assets exclude finance receivables and investment in leveraged leases.

Revenue and EBIT by business segment and geographic area follows:

	Revenue
	2006	2005	2004
U.S. Mailing	$2,350,284	$2,259,533	$2,175,197
International Mailing	1,013,278	917,237	818,513
Production Mail	575,353	533,972	469,894
Software	202,415	174,085	96,796
Mailstream Solutions	4,141,330	3,884,827	3,560,400

Management Services	1,073,911	1,072,395	1,077,603
Mail Services	369,765	334,746	194,301
Marketing Services	145,012	74,968	-
Mailstream Services	1,588,688	1,482,109	1,271,904
Total	$5,730,018	$5,366,936	$4,832,304
Geographic areas:
United States	$4,213,247	$3,962,819	$3,584,499
Outside the United States	1,516,771	1,404,117	1,247,805
Total	$5,730,018	$5,366,936	$4,832,304

	EBIT
	2006	2005	2004
U.S. Mailing	$943,657	$905,797	$860,960
International Mailing	179,377	182,198	165,575
Production Mail	65,574	48,729	30,577
Software	33,343	26,981	14,067
Mailstream Solutions	1,221,951	1,163,705	1,071,179

Management Services	83,169	68,936	52,678
Mail Services	42,986	19,776	11,262
Marketing Services	20,056	10,187	-
Mailstream Services	146,211	98,899	63,940
Total	$1,368,162	$1,262,604	$1,135,119
Geographic areas:
United States	$1,160,382	$1,053,186	$953,357
Outside the United States	207,780	209,418	181,762
Total	$1,368,162	$1,262,604	$1,135,119

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Additional segment information is as follows:

	Years ended December 31,
	2006	2005	2004
Depreciation and amortization:
U.S. Mailing	$150,784	$141,523	$142,967
International Mailing	60,125	58,178	51,379
Production Mail	8,445	5,401	3,585
Software	12,403	11,624	3,734
Mailstream Solutions	231,757	216,726	201,665

Management Services	64,507	58,998	64,292
Mail Services	29,620	27,370	22,230
Marketing Services	10,180	5,938	-
Mailstream Services	104,307	92,306	86,522
Total	$336,064	$309,032	$288,187

	Years ended December 31,
	2006	2005	2004
Capital expenditures:
U.S. Mailing	$142,538	$138,558	$150,065
International Mailing	87,192	70,652	75,542
Production Mail	8,014	8,921	2,888
Software	1,613	979	2,875
Mailstream Solutions	239,357	219,110	231,370

Management Services	54,417	47,592	58,107
Mail Services	12,332	16,243	19,183
Marketing Services	726	898	-
Mailstream Services	67,475	64,733	77,290
Total	$306,832	$283,843	$308,660

	Years ended December 31,
	2006	2005
Identifiable assets:
U.S. Mailing	$3,391,605	$3,402,966
International Mailing	1,847,795	1,717,096
Production Mail	586,539	494,067
Software	526,635	466,624
Mailstream Solutions	6,352,574	6,080,753

Management Services	874,448	791,674
Mail Services	419,722	419,444
Marketing Services	281,693	268,193
Mailstream Services	1,575,863	1,479,331
Total	$7,928,437	$7,560,064
Identifiable long-lived assets by geographic areas:
United States	$2,645,125	$2,717,051
Outside the United States	958,054	861,462
Total	$3,603,179	$3,578,513

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Reconciliation of Segment Amounts to Consolidated Totals:

	Years ended December 31,
	2006	2005	2004
EBIT:
Total EBIT for reportable segments	$1,368,162	$1,262,604	$1,135,119
Unallocated amounts:
Interest, net	(212,596)	(187,876)	(157,993)
Corporate expense	(208,099)	(199,410)	(191,436)
Restructuring charges	(35,999)	(53,650)	(157,634)
Other income (expense)	3,022	(10,000)	(19,666)
Income from continuing operations
before income taxes and minority interest	$914,490	$811,668	$608,390

Depreciation and amortization:
Total depreciation and amortization for reportable segments	$336,064	$309,032	$288,187
Corporate depreciation	15,216	14,821	13,802
Discontinued operations	11,978	8,110	4,761
Consolidated depreciation and amortization	$363,258	$331,963	$306,750

Capital expenditures:
Total additions for reportable segments	$306,832	$283,843	$308,660
Unallocated amounts	21,045	7,707	8,322
Consolidated capital expenditures	$327,877	$291,550	$316,982

	December 31,
	2006	2005
Total assets:
Total identifiable assets by reportable segments	$7,928,437	$7,560,064
Cash and cash equivalents and short-term investments	301,614	299,702
General corporate assets	250,369	416,898
Discontinued operations	-	2,344,718
Consolidated assets	$8,480,420	$10,621,382

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Interest Rate Swap Agreements and Foreign Currency Exchange Contracts
The fair values of interest rate swaps and foreign currency exchange contracts are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate agreements, taking into consideration current interest rates, the creditworthiness of the counterparties and current foreign currency exchange rates.

Transfer of Receivables with Recourse
The fair value of the recourse liability represents the estimate of expected future losses and has accordingly been recorded in our Consolidated Balance Sheets. We periodically evaluate the adequacy of reserves and estimates of expected losses; if the resulting evaluation of expected losses differs from the actual reserve, adjustments are made to the reserve.

The estimated fair value of our financial instruments follows:

	2006		2005
	Carrying		Carrying
December 31,	value (1)	Fair value	value (1)	Fair value
Investment securities	$142,217	$142,217	$122,644	$122,644
Loans receivable	524,717	524,717	427,483	427,483
Long-term debt	(3,905,634)	(3,796,270)	(3,893,329)	(3,854,295)
Interest rate swaps	(7,543)	(7,543)	(766)	(766)
Foreign currency exchange contracts	(8,468)	(8,468)	(4,374)	(4,374)

(1)	Carrying value includes accrued interest and deferred fee income, where applicable.

21. Earnings per Share

A reconciliation of the basic and diluted earnings per share computations for income from continuing operations for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006
	Income	Shares	Per Share
Income from continuing operations	$565,659
Less:
Preferred stock dividends	(1)
Preference stock dividends	(86)
Basic earnings per share	565,572	222,473,514	$2.54

Effect of dilutive securities:
Preferred stock	1	6,815
Preference stock	86	682,934
Stock options	-	2,093,517
Other	-	186,280
Diluted earnings per share	$565,659	225,443,060	$2.51

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	2005
	Income	Shares	Per Share
Income from continuing operations	$473,243
Less:
Preferred stock dividends	(1)
Preference stock dividends	(93)
Basic earnings per share	473,149	228,833,070	$2.07

Effect of dilutive securities:
Preferred stock	1	8,307
Preference stock	93	732,276
Stock options	-	2,381,656
Other	-	133,869
Diluted earnings per share	$473,243	232,089,178	$2.04

	2004
	Income	Shares	Per Share
Income from continuing operations	$405,439
Less:
Preferred stock dividends	(1)
Preference stock dividends	(100)
Basic earnings per share	405,338	230,941,292	$1.76

Effect of dilutive securities:
Preferred stock	1	9,332
Preference stock	100	780,249
Stock options	-	2,368,848
Other	-	130,266
Diluted earnings per share	$405,439	234,229,987	$1.73

In accordance with SFAS No. 128, Earnings per Share, 0.8 million, 1.5 million and 1.5 million common stock equivalent shares in 2006, 2005 and 2004, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock, and therefore the impact of these shares was anti-dilutive.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

22. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2006 and 2005 follows:

2006	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
Total revenue	$1,361,646	$1,389,210	$1,433,331	$1,545,831	$5,730,018
Gross profit (1)	731,720	754,195	769,497	834,279	3,089,691
Restructuring charges	5,597	5,041	6,771	18,590	35,999
Income from continuing operations	136,859	121,252	144,227	163,321	565,659
(Loss) income from discontinued operations	16,669	(477,326)	4,393	(4,048)	(460,312)
Net income (loss)	153,528	(356,074)	148,620	159,273	105,347

Basic earnings per share:
Continuing operations	$0.61	$0.55	$0.65	$0.74	$2.54
Discontinued operations	0.07	(2.15)	0.02	(0.02)	(2.07)
Net income (loss)	$0.68	$(1.61)	$0.67	$0.72	$0.47

Diluted earnings per share:
Continuing operations	$0.60	$0.54	$0.64	$0.73	$2.51
Discontinued operations	0.07	(2.13)	0.02	(0.02)	(2.04)
Net income (loss)	$0.67	$(1.59)	$0.66	$0.71	$0.47

2005	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
Total revenue	$1,287,930	$1,322,606	$1,329,029	$1,427,371	$5,366,936
Gross profit (1)	687,916	704,204	718,105	773,930	2,884,155
Restructuring charges	(15,840)	26,402	12,918	30,170	53,650
Income from continuing operations	135,362	121,240	133,019	83,622	473,243
Income from discontinued operations	9,913	13,718	6,789	4,948	35,368
Net income	145,275	134,958	139,808	88,570	508,611

Basic earnings per share:
Continuing operations	$0.59	$0.53	$0.58	$0.37	$2.07
Discontinued operations	0.04	0.06	0.03	0.02	0.15
Net income	$0.63	$0.59	$0.61	$0.39	$2.22

Diluted earnings per share:
Continuing operations	$0.58	$0.52	$0.57	$0.36	$2.04
Discontinued operations	0.04	0.06	0.03	0.02	0.15
Net income	$0.62	$0.58	$0.60	$0.38	$2.19

(1)	Gross profit is defined as total revenue less cost of equipment sales, cost of supplies, cost of software, cost of rentals, cost of support services and cost of business services.

The sum of the quarters and earnings per share amounts may not equal the annual and total amounts due to rounding.

PITNEY BOWES INC.

SCHEDULE II - VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2004 TO 2006

(Dollars in thousands)

	Balance at beginning					Balance at
Description	of year	Additions		Deductions		end of year
Allowance for doubtful accounts
2006	$46,261	$27,718	(1)	$23,927	(2)	$50,052
2005	$50,254	$8,707	(1)	$12,700	(2)	$46,261
2004	$39,778	$23,692	(1)	$13,216	(2)	$50,254

Allowance for credit losses on finance receivables
2006	$128,862	$39,432		$85,795	(2)	$82,499
2005	$173,032	$51,566		$95,736	(2)	$128,862
2004	$141,184	$86,368	(3)	$54,520	(2)	$173,032

Valuation allowance for deferred tax asset (4)
2006	$21,777	$13,583		$1,797		$33,563
2005	$18,427	$7,641		$4,291		$21,777
2004	$4,517	$15,208		$1,298		$18,427

(1)	Includes additions charged to expenses, additions from acquisitions and impact of foreign exchange translation.

(2)	Includes uncollectible accounts written off and amounts included in divestitures.

(3)	Includes $30 million of additions related to the consolidation of PBG Capital Partners LLC.

(4)	Included in Consolidated Balance Sheets as a liability.