Form 10-Q
period 2007-03-31
PITNEY BOWES INC /DE/
filed 2007-05-04
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-3579
March 31, 2007

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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule12b-2 of the Exchange Act).
Yes ☐    No ☑

There were 219,643,740 shares of common stock outstanding as of May 2, 2007.

PITNEY BOWES INC.
INDEX

		Page Number
Part I - Financial Information:

Item 1:	Financial Statements

	Condensed Consolidated Statements of Income (Unaudited)
	Three Months Ended March 31, 2007 and 2006	3

	Condensed Consolidated Balance Sheets (Unaudited)
	March 31, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31, 2007 and 2006	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-15

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16-22

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4:	Controls and Procedures	23

Part II - Other Information:

Item 1:	Legal Proceedings	23

Item 1A:	Risk Factors	24

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6:	Exhibits	24

Signatures		25

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006(1)
Revenue:
Equipment sales	$293,610	$302,757
Supplies	100,302	82,811
Software	43,082	41,995
Rentals	188,070	196,812
Financing	190,580	178,145
Support services	186,304	170,766
Business services	412,289	388,360

Total revenue	1,414,237	1,361,646

Costs and expenses:
Cost of equipment sales	148,256	152,980
Cost of supplies	26,123	20,608
Cost of software	11,548	10,179
Cost of rentals	42,421	43,539
Cost of support services	105,504	96,296
Cost of business services	323,651	306,324
Selling, general and administrative	425,402	417,663
Research and development	43,569	41,535
Restructuring charges	-	5,597
Interest, net	56,727	53,569

Total costs and expenses	1,183,201	1,148,290

Income from continuing operations before income taxes and minority interest	231,036	213,356
Provision for income taxes	79,706	73,580
Minority interest	4,746	2,917

Income from continuing operations	146,584	136,859
(Loss) income from discontinued operations, net of tax	(1,788)	16,669

Net income	$144,796	$153,528

Basic earnings per share of common stock:
Continuing operations	$0.67	$0.61
Discontinued operations	(0.01)	0.07
Net income	$0.66	$0.68

Diluted earnings per share of common stock:
Continuing operations	$0.66	$0.60
Discontinued operations	(0.01)	0.07
Net income	$0.65	$0.67

Dividends declared per share of common stock	$0.33	$0.32

(1) Adjusted to include the effect of discontinued operations. See Note 4 for additional information.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$232,245	$239,102
Short-term investments	63,770	62,512
Accounts receivable, less allowances of $43,459 and $50,052, respectively	747,533	744,073
Finance receivables, less allowances of $41,748 and $45,643, respectively	1,392,992	1,404,070
Inventories	248,617	237,817
Other current assets and prepayments	228,745	231,096
Total current assets	2,913,902	2,918,670

Property, plant and equipment, net	605,962	612,640
Rental property and equipment, net	502,095	503,911
Long-term finance receivables, less allowances of $34,826 and $36,856, respectively	1,518,482	1,530,153
Investment in leveraged leases	210,684	215,371
Goodwill	1,812,022	1,791,157
Intangible assets, net	363,511	365,192
Other assets	547,845	543,326
Total assets	$8,474,503	$8,480,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,534,864	$1,677,501
Income taxes payable	91,376	112,930
Notes payable and current portion of long-term obligations	577,361	490,540
Advance billings	527,881	465,862
Total current liabilities	2,731,482	2,746,833

Deferred taxes on income	517,302	356,310
Long-term debt	3,738,074	3,847,617
Other noncurrent liabilities	436,980	446,306
Total liabilities	7,423,838	7,397,066

Preferred stockholders’ equity in subsidiaries	384,165	384,165

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	7	7
Cumulative preference stock, no par value, $2.12 convertible	1,059	1,068
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Capital in excess of par value	241,149	235,558
Retained earnings	4,127,834	4,140,128
Accumulated other comprehensive income	(117,773)	(131,744)
Treasury stock, at cost (103,460,879 and 102,724,590 shares, respectively)	(3,909,114)	(3,869,166)
Total stockholders’ equity	666,500	699,189
Total liabilities and stockholders’ equity	$8,474,503	$8,480,420

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$144,796	$153,528
Restructuring and other charges, net of tax	-	3,582
Restructuring and other payments	(12,246)	(19,250)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,325	89,359
Stock-based compensation	7,000	6,690
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	33,733	8,562
Net investment in internal finance receivables	23,184	(23,811)
Inventories	(8,920)	(2,930)
Other current assets and prepayments	(1,141)	4,684
Accounts payable and accrued liabilities	(131,431)	(57,362)
Deferred taxes on income and income taxes payable	55,066	69,910
Advanced billings	31,775	31,343
Other, net	(12,916)	21,929

Net cash provided by operating activities	220,225	286,234

Cash flows from investing activities:
Short-term investments	(391)	(9,888)
Capital expenditures	(67,571)	(83,015)
Net investment in external financing	(1,604)	35,752
Acquisitions, net of cash acquired	(15,992)	(38,010)
Reserve account deposits	(10,952)	(23,300)

Net cash used in investing activities	(96,510)	(118,461)

Cash flows from financing activities:
(Decrease) increase in notes payable, net	(16,099)	29,248
Principal payments on long-term obligations	(6,361)	(50,667)
Proceeds from issuance of stock	53,930	29,596
Stock repurchases	(89,996)	(152,024)
Dividends paid	(72,727)	(72,574)

Net cash used in financing activities	(131,253)	(216,421)

Effect of exchange rate changes on cash	681	480
Decrease in cash and cash equivalents	(6,857)	(48,168)
Cash and cash equivalents at beginning of period	239,102	243,509
Cash and cash equivalents at end of period	$232,245	$195,341
Interest paid	$55,699	$66,104
Income taxes paid, net	$20,870	$1,493

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

1. Basis of Presentation

The terms “we”, “us”, “our” and “Company” are used in this report to refer collectively to Pitney Bowes Inc. and its subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements of Pitney Bowes Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2006 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly our financial position at March 31, 2007 and December 31, 2006, our results of operations for the three months ended March 31, 2007 and 2006 and our cash flows for the three months ended March 31, 2007 and 2006 have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2007.

These statements should be read in conjunction with the financial statements and notes thereto included in our 2006 Annual Report to Stockholders on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current period presentation.

2. Nature of Operations

We are a provider of leading-edge, global, integrated mail and document management solutions for organizations of all sizes. We operate in two business groups: Mailstream Solutions and Mailstream Services. Mailstream Solutions includes worldwide revenue and related expenses from the sale, rental, and financing of mail finishing, mail creation, shipping, and production mail equipment; supplies; mailing and multi-vendor support services; payment solutions; and mailing, customer communication and location intelligence software. Mailstream Services includes worldwide revenue and related expenses from facilities management contracts, reprographics, document management, and other value-added services for targeted customer markets; mail services operations, which include presort mail services and international outbound mail services; and marketing services. See Note 7 for details of our reporting segments and a description of their activities.

In 2006, we completed the sale of our Imagistics lease portfolio and our Capital Services external financing business. Both Imagistics’ and Capital Services’ results of operations have been reported as discontinued operations for all periods presented. See Note 4 for additional information on the discontinued operations.

3. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which supplements Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. We adopted the provisions of FIN 48 on January 1, 2007 which resulted in a decrease to opening retained earnings of $84.4 million, with a corresponding increase in our tax liabilities.

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. We adopted the provisions of FSP No. FAS 13-2 on January 1, 2007. Our adoption of this FSP did not have a material impact on our financial position, results of operations or cash flows.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), to define how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where it is allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption allowed. We are currently evaluating the impact of adopting this Statement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting this Statement.

4. Discontinued Operations

During the second quarter of 2006, we completed the sale of our Imagistics lease portfolio to De Lage Landen Operational Services, LLC, a subsidiary of Rabobank Group, and reported the results of the Imagistics lease portfolio in discontinued operations. Imagistics’ results were previously included in our Capital Services segment. Accordingly, prior year results have been adjusted to be reflected as discontinued operations.

During the third quarter of 2006, we completed the sale of our Capital Services external financing business to Cerberus Capital Management, L.P. and reported the results of the Capital Services business in discontinued operations. Accordingly, prior year results have been adjusted to be reflected as discontinued operations. This sale resulted in the disposition of most of the external financing activity in the Capital Services segment. We have retained certain leveraged leases in Canada which are now included in our International Mailing segment.

The following table shows selected financial information included in discontinued operations for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended
	March 31,

Discontinued Operations	2007	2006
Revenue	$-	$42,458
Pretax income	$-	$22,010

Net (loss) income	$(1,788)	$16,669
Total discontinued operations, net of tax	$(1,788)	$16,669

Net loss for the three months ended March 31, 2007 relates primarily to the accrual of interest on uncertain tax positions. Interest expense included in discontinued operations was $9.1 million for the three months ended March 31, 2006. Interest expense recorded in discontinued operations in 2006 includes only interest on third-party debt that was assumed by Cerberus. We have not allocated other consolidated interest expense to discontinued operations.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

5. Acquisitions

On April 19, 2007, we acquired MapInfo Corporation for approximately $408 million in cash, net of cash acquired. MapInfo is a global company and a leading provider of location intelligence software and solutions. We will assign the goodwill to the Software segment.

On July 31, 2006, we acquired Print, Inc. for approximately $47 million in cash. Print, Inc. provides printer supplies, service and equipment under long-term managed services contracts. We assigned the goodwill to the U.S. Mailing segment.

On June 15, 2006, we acquired substantially all the assets of Advertising Audit Service and PMH Caramanning (collectively AAS) for approximately $42 million in cash. AAS offers a variety of web-based tools for the customization of promotional mail and marketing collateral and designs and manages customer and channel performance solutions. We assigned the goodwill to the Marketing Services segment.

On April 24, 2006, we acquired Ibis Consulting, Inc. (Ibis) for approximately $65 million in cash. Ibis is a leading provider of electronic discovery (eDiscovery) services to law firms and corporate clients. Ibis’ technology and offerings complement those of Compulit, which we acquired in 2005, and expands our range of solutions and services for the complex litigation support needs of law firms and corporate legal departments. We assigned the goodwill to the Management Services segment.

On February 8, 2006, we acquired Emtex Ltd. (Emtex) for approximately $42 million in cash. Emtex is a software and services company that allows large-volume mailers to simplify document production and centrally manage complex multi-vendor and multi-site print operations. We assigned the goodwill to the Software segment.

The following table summarizes selected financial data for the opening balance sheet allocation of acquisitions completed prior to March 31, 2007:

	Print, Inc.	AAS	Ibis	Emtex
Purchase price allocation
Current assets	$10,334	$1,989	$6,494	$13,257
Other non-current assets	2,499	789	3,349	1,034
Intangible assets	8,144	8,200	17,700	14,540
Goodwill	34,175	31,670	40,751	25,076
Current liabilities	(7,110)	(1,033)	(3,258)	(11,946)
Non-current liabilities	(1,077)	-	-	(112)
Purchase price	$46,965	$41,615	$65,036	$41,849

Intangible assets
Customer relationships	$8,144	$4,000	$8,800	$3,300
Mailing software and technology	-	4,200	7,800	9,200
Trademarks and tradenames	-	-	1,100	2,040
Total intangible assets	$8,144	$8,200	$17,700	$14,540

Intangible assets amortization period
Customer relationships	6 years	10 years	10 years	10 years
Mailing software and technology	-	5 years	5 years	5 years
Trademarks and trade names	-	-	3 years	5 years
Total weighted average	6 years	7 years	7 years	6 years

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for Print, Inc. and AAS. The purchase price allocation for these acquisitions will be finalized upon the completion of working capital closing adjustments and fair value analyses. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition. The amount of tax deductible goodwill added from acquisitions in

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

the three months ended March 31, 2007 was $5.9 million. Acquisitions in the three months ended March 31, 2006 did not result in additional tax deductible goodwill.

During the three months ended March 31, 2007, we completed several smaller acquisitions, the aggregate cost of which was $16 million. These acquisitions did not have a material impact on our financial results.

Consolidated impact of acquisitions

The Condensed Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. These acquisitions increased our earnings, but including related financing costs, did not materially impact earnings either on an aggregate or per share basis.

The following table provides unaudited pro forma consolidated revenue for the three months ended March 31, 2007 and 2006 as if our acquisitions had been acquired on January 1 of each period presented:

	Three Months Ended
	March 31,
	2007	2006
Total revenue	$ 1,417,672	$ 1,391,159

The pro forma earnings results of these acquisitions were not material to net income or earnings per share. The pro forma consolidated results do not purport to be indicative of actual results that would have occurred had the acquisitions been completed on January 1, 2007 and 2006, nor do they purport to be indicative of the results that will be obtained in the future.

6. Earnings per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2007 and 2006 is as follows:

	2007			2006
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share
Net income	$144,796	-	-	$153,528	-	-
Less:
Preferred stock dividends	-	-	-	-	-	-
Preference stock dividends	(21)	-	-	(23)	-	-
Basic earnings per share	$144,775	220,104	$0.66	$153,505	226,028	$0.68

Effect of dilutive securities:
Preferred stock	-	3	-	-	8	-
Preference stock	21	652	-	23	706	-
Stock options	-	2,497	-	-	2,100	-
Other	-	127	-	-	79	-
Diluted earnings per share	$144,796	223,383	$0.65	$153,528	228,921	$0.67

In accordance with SFAS No. 128, Earnings per Share, approximately 321,000 and 890,000 common stock equivalent shares for the three months ended March 31, 2007 and 2006, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was anti-dilutive.

On February 12, 2007, we made our annual stock compensation grant which consisted of approximately 1.5 million stock options and 320,000 restricted stock units.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

7. Segment Information

During the second quarter of 2006, we reassessed our organizational structure in light of the sale of the Capital Services business and revised our business segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We conduct our business activities in seven business segments within the Mailstream Solutions and Mailstream Services business groups. As a result of these changes, we have reclassified the prior year amounts for the segment changes. EBIT is determined by deducting from revenue the related costs and expenses attributable to the segment. Segment EBIT excludes general corporate expenses, restructuring charges, interest expense, other income (expense) and income taxes.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Revenue and EBIT by business segment for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Revenue:
U.S. Mailing	$576,246	$574,991
International Mailing	257,850	239,508
Production Mail	124,770	116,792
Software	43,082	41,995
Mailstream Solutions	1,001,948	973,286

Management Services	272,659	267,503
Mail Services	104,359	94,099
Marketing Services	35,271	26,758
Mailstream Services	412,289	388,360

Total revenue	$1,414,237	$1,361,646

	Three Months Ended March 31,
	2007	2006
EBIT: (1)
U.S. Mailing	$242,151	$231,375
International Mailing	46,266	45,343
Production Mail	7,715	3,563
Software	2,425	4,410
Mailstream Solutions	298,557	284,691

Management Services	20,784	20,531
Mail Services	14,076	11,686
Marketing Services	520	2,100
Mailstream Services	35,380	34,317

Total EBIT	333,937	319,008

Unallocated amounts:
Interest, net	(56,727)	(53,569)
Corporate expense	(46,174)	(46,486)
Restructuring charges	-	(5,597)
Income from continuing operations before
income taxes and minority interest	$231,036	$213,356

(1) EBIT excludes general corporate expenses.

8. Inventories

Inventories are composed of the following:

	March 31,	December 31,
	2007	2006
Raw materials and work in process	$103,763	$97,870
Supplies and service parts	84,837	82,669
Finished products	60,017	57,278
Total	$248,617	$237,817

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

9. Fixed Assets

Fixed assets are composed of the following:

	March 31,	December 31,
	2007	2006
Property, plant and equipment	$1,799,565	$1,831,140
Accumulated depreciation	(1,193,603)	(1,218,500)
Property, plant and equipment, net	$605,962	$612,640

Rental equipment	$1,146,706	$1,163,705
Accumulated depreciation	(644,611)	(659,794)
Rental equipment, net	$502,095	$503,911

Depreciation expense was $78.1 million and $77.4 million for the three months ended March 31, 2007 and 2006, respectively. Depreciation expense includes amounts from discontinued operations of $5.0 million for the three months ended March 31, 2006.

10. Intangible Assets and Goodwill

The components of our purchased intangible assets are as follows:

	March 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	$321,823	$(88,866)	$232,957	$314,768	$(84,439)	$230,329
Supplier relationships	33,300	(6,894)	26,406	33,300	(5,954)	27,346
Mailing software and technology	134,876	(45,315)	89,561	134,476	(42,357)	92,119
Trademarks and trade names	28,961	(15,443)	13,518	28,961	(14,716)	14,245
Non-compete agreements	5,259	(4,190)	1,069	5,247	(4,094)	1,153
	$524,219	$(160,708)	$363,511	$516,752	$(151,560)	$365,192

Amortization expense for intangible assets for the three months ended March 31, 2007 and 2006 was $13.2 million and $12.0 million, respectively. The estimated future amortization expense related to intangible assets is as follows:

Amount
Remaining for the year ended December 31, 2007	$40,300
Year ended December 31, 2008	50,200
Year ended December 31, 2009	48,400
Year ended December 31, 2010	42,800
Year ended December 31, 2011	35,600
Thereafter	146,200
$363,500

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2007 are as follows:

	Balance at	Acquired		Balance at
	January 1,	during the		March 31,
	2007	period	Other	2007

U.S. Mailing	$84,380	$-	$23,239	$107,619
International Mailing	392,434	4,165	(21,469)	375,130
Production Mail	102,848	-	1,043	103,891
Software	340,062	-	449	340,511
Mailstream Solutions	919,724	4,165	3,262	927,151

Management Services	429,990	-	748	430,738
Mail Services	216,709	5,875	5,200	227,784
Marketing Services	224,734	-	1,615	226,349
Mailstream Services	871,433	5,875	7,563	884,871

Total	$1,791,157	$10,040	$10,825	$1,812,022

“Other” includes the impact of post closing acquisition and foreign currency translation adjustments.

11. Long-term Debt

On March 31, 2007, $1.1 billion remained available under the shelf registration statement filed in February 2005 with the Securities and Exchange Commission (SEC), permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

12. Comprehensive Income

Comprehensive income for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$144,796	$153,528
Other comprehensive income, net of tax:
Foreign currency translation adjustments	9,376	18,434
Amortization of retiree benefit costs	5,092	-
Net unrealized (loss) gain on derivative instruments	(497)	1,774
Comprehensive income	$158,767	$173,736

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

13. Restructuring Charges

Pre-tax restructuring reserves at March 31, 2007 related to the program that we completed in 2006 are composed of the following:

	Balance at		Balance at
	January 1,	Cash	March 31,
	2007	payments	2007

Severance and benefit costs	$31,265	$(11,412)	$19,853
Other exit costs	2,284	(834)	1,450
	$33,549	$(12,246)	$21,303

Pre-tax restructuring reserves at December 31, 2006 are composed of the following:

	Balance at				Balance at
	January 1,	Restructuring	Cash	Non-cash	December 31,
	2006	charges	payments	charges	2006

Severance and benefit costs	$44,635	$33,254	$(46,624)	$-	$31,265
Asset impairments	-	754	-	(754)	-
Other exit costs	5,235	1,991	(4,942)	-	2,284
	$49,870	$35,999	$(51,566)	$(754)	$33,549

14. Pensions and Other Benefit Programs

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended March 31, 2007 and 2006 are as follows:

	United States		Foreign
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Service cost	$7,075	$7,871	$3,106	$2,664
Interest cost	23,053	23,517	6,717	5,430
Expected return on plan assets	(31,329)	(32,500)	(8,991)	(7,564)
Amortization of transition cost	-	-	(159)	(162)
Amortization of prior service cost	(531)	(548)	160	150
Amortization of net (gain) loss	6,881	7,791	1,803	2,568
Settlement/curtailment	-	-	172	-
Net periodic benefit cost	$5,149	$6,131	$2,808	$3,086

We previously disclosed in our Consolidated Financial Statements for the year ended December 31, 2006 that we expect to contribute up to $8 million and $10 million, respectively, to our U.S. and foreign pension plans during 2007. At March 31, 2007, $1.1 million and $3.1 million of contributions have been made to the U.S. and foreign pension plans, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Service cost	$832	$902
Interest cost	3,612	3,659
Amortization of prior service cost	(458)	(475)
Amortization of net (gain) loss	709	909
Net periodic benefit cost	$4,695	$4,995

For the three months ended March 31, 2007 and 2006, we made $8.8 million and $9.0 million of contributions representing benefit payments, respectively.

15. Income Taxes

The effective tax rate was 34.5% for both the three months ended March 31, 2007 and 2006.

In June 2006, the FASB issued FIN. 48, Accounting for Uncertainty in Income Taxes, which supplements FAS 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained, which is a different standard than was previously required. We adopted the provisions of FIN 48 on January 1, 2007. As a result, on initial adoption we recognized a $84.4 million increase in our liability for uncertain tax positions and a corresponding reduction to our opening retained earnings. The total amount of unrecognized tax benefits at January 1, 2007 was $460.4 million, of which $363.3 million would affect the effective tax rate if recognized. Our tax filings are under continual examination by tax authorities. On a regular basis we conclude tax return examinations, statutes of limitations expire, court decisions are made that interpret tax law and we regularly assess tax uncertainties in light of these developments. Therefore, it is reasonably possible that the amount of our unrecognized tax benefits, primarily related to leasing transactions, could increase or decrease by approximately 10% within the next 12 months. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. We recognized $1.8 million in interest and penalties during the three months ended March 31, 2007 and this amount was included in discontinued operations. We had $104.5 million accrued for the payment of interest and penalties at January 1, 2007. Included in the $517.3 million March 31, 2007 noncurrent deferred tax balance is $249.6 million of other noncurrent tax liabilities.

The current IRS exam of tax years 2001-2004 is expected to conclude in 2008 while the formal statute of limitations for years 1995-2000 has also yet to expire. In connection with the 2001-2004 audit we are currently disputing a recent formal request from the IRS in the form of a civil summons to provide certain company workpapers. The company believes that certain documents being sought should not be produced because they are privileged. A similar issue is currently being litigated by other companies before the US District Courts of Rhode Island and Alabama. A variety of post-1999 tax years remain subject to examination by other tax authorities, including the UK, Canada, Germany and various US states. We have accrued our estimate of the probable tax, interest and penalties that may result from these tax uncertainties in these and other jurisdictions, and we believe that the accrual for them is appropriate. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flow.

16. Guarantees

We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our best estimate of probable liability for product warranties based on historical claims experience, which has not been significant and other currently available evidence. Accordingly, our product warranty liability at March 31, 2007 and December 31, 2006, respectively, was not material.

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

The following analysis of our financial condition and results of operations should be read in conjunction with Pitney Bowes’ Consolidated Financial Statements contained in this report and in Pitney Bowes’ Form 10-K for the year ended December 31, 2006.

As a result of the sale of our Imagistics lease portfolio and Capital Services external financing business in 2006, the results of operations reflect these businesses as discontinued operations for all periods presented.

Overview

During the quarter, we announced a new executive leadership structure to position us for continued growth in a changing environment. Effective May 14th, Murray D. Martin, our President and Chief Operating Officer, will become President and Chief Executive Officer. Michael J. Critelli, our Chairman and current Chief Executive Officer, will assume the newly created position of Executive Chairman. Mr. Martin also was appointed to our Board of Directors. As CEO, Mr. Martin will assume full strategic and operational responsibility, overseeing our overall performance with a focus on sustaining increased shareholder, customer and employee value. In his new role, Mr. Critelli will lead our focus on emerging opportunities in the external environment, including postal reform and transformation in the U.S. and globally, and market opportunities arising from our innovation and leadership.

During the quarter, we also expanded our presence in the mailstream by entering into a merger agreement to acquire MapInfo Corporation. We completed the acquisition of MapInfo on April 19, 2007 for approximately $408 million in cash, net of cash acquired. MapInfo is a leading provider of location intelligence software and solutions.

For the first quarter, revenue grew 4% driven by growth in payment solutions, supplies, mail services and marketing services. Revenue growth for the quarter was adversely affected by lower equipment sales and rentals. Revenue growth was positively affected by acquisitions and foreign currency translation, which each contributed 2%, respectively.

Income from continuing operations for the quarter was $146.6 million or $0.66 per diluted share as compared with $0.60 earnings per diluted share in the first quarter of 2006. Income from continuing operations in the first quarter of 2006 included restructuring charges of 2 cents per diluted share.

See Results of Operations – First Quarter of 2007 compared to First Quarter of 2006 for a more detailed discussion of our results of operations.

Outlook

We anticipate that we will experience solid financial results in 2007. We expect our mix of product sales to continue to change, with a greater percentage of the revenue coming from diversified revenue streams associated with fully featured smaller systems and a smaller percentage from larger system sales. In addition, we expect to expand our market presence in Mailstream Solutions and Mailstream Services and derive further synergies from our recent acquisitions. We will continue to remain focused on our productivity programs and to allocate capital in order to optimize our returns. As part of the purchase accounting for MapInfo, we will align MapInfo’s accounting policies with ours. Accordingly, certain software revenue that was previously recognized by MapInfo on a periodic basis, will now be recognized over the life of the contract. Including the effect of this purchase accounting, we expect the acquisition of MapInfo to reduce diluted earnings per share by approximately 5 cents in 2007.

     MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – First Quarter of 2007 compared to First Quarter of 2006

Business segment results

The following table shows revenue and earnings before interest and taxes (EBIT) by segment for the three months ended March 31, 2007 and 2006. Prior year results have been adjusted to reflect the changes made to our reporting segments in the second quarter of 2006.

(Dollars in thousands)	Revenue			EBIT(1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2007	2006	% change	2007	2006	% change
U.S. Mailing	$576,246	$574,991	-	$242,151	$231,375	5%
International Mailing	257,850	239,508	8%	46,266	45,343	2%
Production Mail	124,770	116,792	7%	7,715	3,563	117%
Software	43,082	41,995	3%	2,425	4,410	(45)%
Mailstream Solutions	1,001,948	973,286	3%	298,557	284,691	5%

Management Services	272,659	267,503	2%	20,784	20,531	1%
Mail Services	104,359	94,099	11%	14,076	11,686	20%
Marketing Services	35,271	26,758	32%	520	2,100	(75)%
Mailstream Services	412,289	388,360	6%	35,380	34,317	3%

Total	$1,414,237	$1,361,646	4%	$333,937	$319,008	5%

(1) See reconciliation of segment amounts to Income from Continuing Operations before Income Taxes and Minority Interest in Note 7 to the Condensed Consolidated Financial Statements.

During the first quarter of 2007, Mailstream Solutions revenue increased 3% and EBIT increased 5% compared with the prior year. U.S. Mailing’s revenue was flat with the prior year as growth in supplies and payment solutions was offset by lower equipment sales. The decrease in equipment sales was primarily due to historically low backlog at the beginning of the quarter; postal rate case revenue that was included in the prior year and delays in orders from customers due to uncertainties about the content and timing of the new rate case. Revenue continues to be adversely affected by the ongoing changing mix to more fully featured smaller systems. U.S. Mailing’s EBIT increased 5% due to an increase in mix of higher margin revenue from payment solutions and supplies, and benefits from productivity initiatives. International Mailing revenue grew by 8% driven by foreign currency of 7%, growth in supplies and placements of mailing equipment with small businesses. Last year’s upgrade cycle for mailing equipment in the U.K. affected the segment’s rate of growth. In addition, incremental investments to expand marketing channels in Europe affected International Mailing’s EBIT margin. Revenue for Production Mail grew by 7% driven by broad based equipment placements in the U.S., but was partially offset by lower sales in Europe. Acquisitions accounted for 4% of this growth while foreign currency contributed 2%. Production Mail EBIT grew 117% driven by a mix of higher margin product and continued focus on productivity initiatives. Software’s revenue grew by 3% driven by the acquisition of Emtex in the first quarter of 2006. Revenue growth for the quarter was affected by delays in signing several large contracts. Also, the segment’s EBIT margin was impacted by continued investments in expanding sales and marketing channels.

During the first quarter of 2007, Mailstream Services revenue grew 6% and EBIT grew 3% compared with the prior year. Our Management Services segment reported a revenue increase of 2% driven by acquisitions and foreign currency. Revenue growth was negatively affected by two large non-recurring print contracts that were included in the first quarter of 2006. Management Services EBIT grew by 1% driven by revenue growth. Mail Services revenue grew 11% due to continued growth in presort and international mail services. Mail Services EBIT grew by 20% to $14.1 million as a result of the ongoing successful integration of acquired sites and increased operating efficiencies. Marketing Services revenue grew 32% driven by acquisitions which contributed 24% and expansion of our marketing services programs. However, the segment’s results were negatively affected by lower revenue from motor vehicle registration services.

     MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue by source

The following table shows revenue by source for the three months ended March 31, 2007 and 2006:

(Dollars in thousands)	Three Months Ended March 31,
	2007	2006	% change

Equipment sales	$293,610	$302,757	(3)%
Supplies	100,302	82,811	21%
Software	43,082	41,995	3%
Rentals	188,070	196,812	(4)%
Financing	190,580	178,145	7%
Support services	186,304	170,766	9%
Business services	412,289	388,360	6%
Total revenue	$1,414,237	$1,361,646	4%

Equipment sales revenue decreased by 3% from the prior year. This decrease was primarily due to lower sales of mail finishing equipment in the U.S. and U.K. and lower placement of production mail equipment in Europe.

Supplies revenue increased by 21% from the prior year. This growth was primarily driven by our customers’ continued migration to digital technology, incremental revenue from the acquisition of our print management business in the third quarter of last year, which contributed 4%, and foreign currency translation, which contributed 3%.

Software revenue increased by 3% from the prior year driven by acquisitions.

Rentals revenue decreased from the prior year primarily due to customers continuing to downsize to smaller machines.

Financing revenue increased by 7% primarily due to higher revenue from payment solutions. Foreign currency translation accounted for 1% of this growth.

Support services revenue increased by 9% from the prior year period. This growth was primarily driven by higher service revenue from production mail and mailing equipment. Acquisitions contributed 3% and foreign currency translation contributed 2%.

Business services revenue increased by 6% from the prior year period. This growth was driven by higher revenue in mail and marketing services, acquisitions, which contributed 3%, and foreign currency translation, which accounted for 1%.

Costs and expenses

(Dollars in thousands)	Three Months Ended March 31,
	2007	2006

Cost of equipment sales	$148,256	$152,980
Cost of supplies	$26,123	$20,608
Cost of software	$11,548	$10,179
Cost of rentals	$42,421	$43,539
Cost of support services	$105,504	$96,296
Cost of business services	$323,651	$306,324
Selling, general and administrative	$425,402	$417,662
Research and development	$43,569	$41,535

Cost of equipment sales as a percentage of revenue was 50.5% in the first quarter of 2007 and 2006.

Cost of supplies as a percentage of revenue increased to 26.0% in the first quarter of 2007 compared with 24.9% in the prior year primarily due to the increase in sales of toner, ink, and other supplies which have lower margins than our meter-related supplies.

Cost of software increased to 26.8% of revenue in the first quarter of 2007 compared with 24.2% in the prior year due to the increase in mix of service versus licensing revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of rentals increased to 22.6% of revenue in the first quarter of 2007 compared with 22.1% in the prior year due to higher depreciation costs from the placement of new meters.

Cost of support services as a percentage of revenue increased to 56.6% compared with 56.4% in the prior year primarily due to the increase in mix of production mail revenue.

Cost of business services as a percentage of revenue decreased to 78.5% compared with 78.9% in the prior year due to successful integration of new sites and productivity improvements at our mail services operations.

Selling, general and administrative expenses as a percentage of revenue decreased to 30.1% in the first quarter of 2007 compared with 30.7% in the prior year due to benefits from our productivity programs.

Research and development increased from the prior year as we continued to invest in developing new technologies and enhancing our products.

Restructuring

In connection with our restructuring program that we concluded in 2006, we recorded pre-tax restructuring charges of $5.6 million for the three months ended March 31, 2006.

We primarily fund restructuring payments with cash from operating activities. We expect to pay most of the outstanding restructuring balance by the end of 2007. We expect the restructuring initiatives to continue to increase our operating efficiency and effectiveness in 2007 and beyond while enhancing growth, primarily as a result of the reduction in personnel-related expenses.

The pre-tax restructuring charges were composed of:

(Dollars in thousands)	Three Months
Ended March 31,
2006

Severance and benefit costs	$4,522
Asset impairments	514
Other exit costs	561
$5,597

Accrued restructuring charges at March 31, 2007 were composed of the following:

	Balance at		Balance at
	January 1,	Cash	March 31,
(Dollars in thousands)	2007	payments	2007

Severance and benefit costs	$31,265	$(11,412)	$19,853
Other exit costs	2,284	(834)	1,450
	$33,549	$(12,246)	$21,303

Net interest expense

Interest expense for the three months ended March 31, 2007 and 2006:

(Dollars in thousands)	Three Months Ended March 31,
	2007	2006

Interest expense, net	$ 56,727	$ 53,569

Net interest expense increased by $3.2 million or 5.9% in the first quarter of 2007 compared with the prior year due to higher average interest rates and higher average borrowings during the quarter.

     MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes / Effective Tax Rate

The effective tax rate was 34.5% for both the first quarter of 2007 and the prior year.

Minority Interest

The following table details minority interest for the three months ended March 31, 2007 and 2006:

(Dollars in thousands)	Three Months Ended March 31,
	2007	2006

Minority interest	$4,746	$2,917

Minority interest includes dividends paid to preferred stockholders in subsidiary companies. Minority interest increased by $1.8 million or 62.7% in the first quarter of 2007 compared with the prior year due to higher average rates and a higher average balance during the quarter.

Discontinued Operations

The following table details the components of discontinued operations for the three months ended March 31, 2007 and 2006:

(Dollars in thousands)	Three Months Ended March 31,
	2007	2006
Revenue	$-	$42,458
Pretax income	$-	$22,010

Net income	$(1,788)	$16,669
Total discontinued operations, net of tax	$(1,788)	$16,669

See Note 4 in the Condensed Consolidated Financial Statements for further discussion and details of the discontinued operations.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources include cash flows from operating activities. Additionally, we have substantial borrowing capability through our commercial paper program, long-term capital markets and our revolving credit line agreements. The primary factors that affect our liquidity position, other than operating results associated with current sales activity, include the following: growth and expansion requirements; customer financing assistance; federal income tax payments; interest and dividend payments; our stock repurchase program; internal investments; and potential acquisitions and divestitures.

Cash Flow Summary

The change in cash and cash equivalents is as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2007	2006

Cash provided by operating activities	$220,225	$286,234
Cash used in investing activities	(96,510)	(118,461)
Cash used in financing activities	(131,253)	(216,421)
Effect of exchange rate changes on cash	681	480
Decrease in cash and cash equivalents	$(6,857)	$(48,168)

2007 Cash Flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The net increase in our deferred taxes on income and income taxes payable contributed $60 million to cash from operations resulting from the timing of tax payments. The decrease in accounts payable and accrued liabilities reduced our cash from operations by $131 million primarily due to the payment of year-end incentive compensation and commissions and the timing of accounts payable payments following the strong fourth quarter of 2006.

     MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash used in investing activities consisted of capital expenditures, acquisitions and a reduction in our reserve account deposits.

Net cash used in financing activities consisted primarily of dividends paid to stockholders and stock repurchases, partially offset by proceeds from issuance of stock.

2006 Cash Flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The net increase in our deferred taxes on income and income taxes payable contributed $70 million to cash from operations resulting from the timing of tax payments. The increase in our internal finance receivables balances decreased cash from operations by $24 million reflecting growth in equipment placements and our payment solutions business during the quarter.

Net cash used in investing activities consisted primarily of capital expenditures.

Net cash used in financing activities consisted primarily of dividends paid to stockholders and stock repurchases, partially offset by proceeds from issuance of stock.

Capital Expenditures

During the first three months of 2007, capital expenditures included $31.6 million in net additions to property, plant and equipment and $36.0 million in net additions to rental equipment and related inventories compared with $33.5 million and $49.5 million, respectively, in the same period in 2006.

We expect capital expenditures for the full year of 2007 to be approximately the same as 2006. These investments will also continue to be affected by the timing of our customers’ transition to digital meters.

Financings and Capitalization

We have a commercial paper program that is a significant source of liquidity. As of March 31, 2007, we had approximately $479 million of outstanding commercial paper issuances and an unused credit facility of $1.5 billion which supports commercial paper issuances.

In addition to our borrowing capability under the unused credit facilities described above, we have $1.1 billion available under the shelf registration statement filed in February 2005 with the SEC, permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

We funded our acquisition of MapInfo on April 19, 2007 for approximately $408 million in cash, net of cash acquired, primarily through the issuance of commercial paper.

We believe our financing needs in the short and long term can be met with cash generated internally, borrowing capacity from existing credit agreements, available debt issuances under existing shelf registration statements and our existing commercial paper program.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which supplements Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. We adopted the provisions of FIN 48 on January 1, 2007 which resulted in a decrease to opening retained earnings of $84.4 million, with a corresponding increase in our tax liabilities.

     MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), to define how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where it is allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption allowed. We are currently evaluating the impact of adopting this Statement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting this Statement.

Regulatory Matters

There have been no significant changes to the regulatory matters disclosed in our 2006 Annual Report on Form 10-K.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2006 regarding this matter.

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

Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2007. In addition, no change in internal control over financial reporting occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

This item updates the legal proceedings more fully described in our 2006 Annual Report on Form 10-K, dated March 1, 2007.

There have been no material developments in Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002), the patent litigation where the company prevailed at trial. Post-trial motions are currently pending before the trial court.

During the first quarter of 2007, an additional purported national class action was filed against our subsidiary, Imagitas, Inc. alleging that the Imagitas DriverSource program violates the federal Drivers Privacy Protection Act (DPPA), Gentile v. Imagitas, Inc. (U.S. District Court, Southern District of Florida, filed March 8, 2007). The federal panel on multi-district litigation held a hearing on our motion to consolidate the ten purported class actions that have now been filed against Imagitas. During the first quarter, there have also been lawsuits filed against officials of the departments of motor vehicles in four of the states where the DriverSource program is active, Florida, Missouri, Minnesota and Ohio. Imagitas is not a defendant in those cases but these may be consolidated into the same multi-district litigation if consolidation is granted.

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

Item 1A: Risk Factors

There were no material changes to the risk factors identified in the Annual Report on Form 10-K for the year ended December 31, 2006 regarding this matter.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market. We have not repurchased or acquired any other shares of our common stock during 2007 in any other manner.

In March 2006, our Board of Directors authorized the repurchase of up to $300 million of our common stock in the open market of which $141.2 million remained for future purchases at December 31, 2006. We repurchased 1.9 million shares during the three months ended March 31, 2007 under this program for a total price of $90.0 million, leaving $51.2 million remaining for future repurchases under this program.

In March 2007, our Board of Directors authorized the repurchase of up to an additional $300 million of our common stock in the open market.

The following table summarizes our share repurchase activity under active programs during the first three months of 2007:

			Total number of	Approximate dollar value
	Total number	Average price	shares purchased as	of shares that may yet be
	of shares	paid per	part of a publicly	purchased under the plan
Period	purchased	share	announced plan	(in thousands)
March 2006 Program
Balance carried forward				$141,199
January 2007	866,300	$47.88	866,300	$99,721
February 2007	451,850	$47.99	451,850	$78,035
March 2007	586,100	$45.78	586,100	$51,203
	1,904,250		1,904,250
March 2007 Program
March 2007	-	-	-	$300,000
	1,904,250		1,904,250	$351,203

Item 6: Exhibits

         See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

May 4, 2007

/s/ B. P. Nolop
B. P. Nolop
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ S. J. Green
S. J. Green
Vice President – Finance and
Chief Accounting Officer
(Principal Accounting Officer)

Index of Exhibits

Reg. S-K
Exhibits	Description
(12)	Computation of ratio of earnings to fixed charges.
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.
(32.2)	Section 1350 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.