Form 10-Q
period 2007-06-30
PITNEY BOWES INC /DE/
filed 2007-08-06
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-3579
June 30, 2007
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
Yes ☐ No ☑

There were 218,925,040 shares of common stock outstanding as of July 31, 2007.

PITNEY BOWES INC.
INDEX
_______________

Part I - Financial Information:

Item 1:	Financial Statements

	Condensed Consolidated Statements of Income (Unaudited)
	Three and Six Months Ended June 30, 2007 and 2006	3

	Condensed Consolidated Balance Sheets (Unaudited)
	June 30, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30, 2007 and 2006	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 18

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19 - 29

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4:	Controls and Procedures	30

Part II - Other Information:

Item 1:	Legal Proceedings	30

Item 1A:	Risk Factors	30

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 4:	Submission of Matters to a Vote of Security Holders	31 - 32

Item 5:	Other Information	32

Item 6:	Exhibits	32

Signatures		33

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Equipment sales	$360,361	$319,635	$653,971	$622,392
Supplies	96,398	82,873	196,700	165,684
Software	88,242	47,640	131,324	89,635
Rentals	180,911	197,226	368,981	394,038
Financing	194,837	174,447	385,417	352,592
Support services	192,773	176,339	379,077	347,105
Business services	429,512	391,050	841,801	779,409

Total revenue	1,543,034	1,389,210	2,957,271	2,750,855

Costs and expenses:
Cost of equipment sales	168,958	159,780	317,214	312,760
Cost of supplies	24,725	19,796	50,848	40,404
Cost of software	21,076	11,103	32,624	21,282
Cost of rentals	43,261	42,300	85,682	85,839
Cost of support services	107,317	98,453	212,821	194,749
Cost of business services	339,972	303,583	663,623	609,907
Selling, general and administrative	488,115	432,531	913,517	850,193
Research and development	47,104	40,980	90,673	82,516
Restructuring charges	-	5,041	-	10,638
Interest, net	62,541	55,070	119,268	108,638

Total costs and expenses	1,303,069	1,168,637	2,486,270	2,316,926

Income from continuing operations before income taxes
and minority interest	239,965	220,573	471,001	433,929
Provision for income taxes	81,588	96,077	161,294	169,657
Minority interest	4,796	3,244	9,542	6,161

Income from continuing operations	153,581	121,252	300,165	258,111
Net loss from discontinued operations, net of tax	(1,342)	(477,326)	(3,130)	(460,657)

Net income (loss)	$152,239	$(356,074)	$297,035	$(202,546)

Basic earnings (loss) per share of common stock:
Continuing operations	$0.70	$0.55	$1.37	$1.15
Discontinued operations	(0.01)	(2.15)	(0.01)	(2.06)
Net income (loss)	$0.69	$(1.61)	$1.35	$(0.91)

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.69	$0.54	$1.35	$1.14
Discontinued operations	(0.01)	(2.13)	(0.01)	(2.03)
Net income (loss)	$0.68	$(1.59)	$1.33	$(0.89)

Dividends declared per share of common stock	$0.33	$0.32	$0.66	$0.64

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$251,967	$239,102
Short-term investments	97,842	62,512
Accounts receivables, less allowances of $46,736 and $50,052 at June 30, 2007
and December 31, 2006, respectively	795,873	744,073
Finance receivables, less allowances of $40,923 and $45,643 at June 30, 2007
and December 31, 2006, respectively	1,453,391	1,404,070
Inventories	248,588	237,817
Other current assets and prepayments	246,650	231,096
Total current assets	3,094,311	2,918,670

Property, plant and equipment, net	626,576	612,640
Rental property and equipment, net	504,213	503,911
Long-term finance receivables, less allowances of $33,179 and $36,856 at June 30, 2007
and December 31, 2006, respectively	1,557,005	1,530,153
Investment in leveraged leases	226,824	215,371
Goodwill	2,140,810	1,791,157
Intangible assets, net	492,795	365,192
Other assets	548,341	543,326
Total assets	$9,190,875	$8,480,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,613,887	$1,677,501
Income taxes payable	107,202	112,930
Notes payable and current portion of long-term obligations	1,180,815	490,540
Advance billings	556,004	465,862
Total current liabilities	3,457,908	2,746,833

Deferred taxes on income	507,671	356,310
Long-term debt	3,636,998	3,847,617
Other noncurrent liabilities	436,090	446,306
Total liabilities	8,038,667	7,397,066

Preferred stockholders’ equity in a subsidiary company	384,165	384,165

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	7	7
Cumulative preference stock, no par value, $2.12 convertible	1,043	1,068
Common stock, $1 par value (480,000,000 shares authorized 323,337,912 shares issued)	323,338	323,338
Capital in excess of par value	244,700	235,558
Retained earnings	4,207,572	4,140,128
Accumulated other comprehensive income	(53,770)	(131,744)
Treasury stock, at cost (104,084,764 and 102,724,590 shares at June 30, 2007
and December 31, 2006, respectively)	(3,954,847)	(3,869,166)
Total stockholders’ equity	768,043	699,189
Total liabilities and stockholders’ equity	$9,190,875	$8,480,420

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$297,035	$(202,546)
Loss on sale of Capital Services, net of tax	-	442,205
Gain on sale of Imagistics, net of tax	-	(11,641)
Non-cash charge from FSC tax law change	-	16,209
Non-cash tax charge	-	61,000
Restructuring and other charges, net of tax	-	6,808
Restructuring and other payments	(18,907)	(27,937)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	188,883	178,972
Stock-based compensation	12,338	13,793
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	28,080	29,312
Net investment in internal finance receivables	(55,925)	(58,010)
Inventories	(4,107)	(9,982)
Other current assets and prepayments	1,138	2,837
Accounts payable and accrued liabilities	(113,060)	(75,159)
Deferred taxes on income and income taxes payable	64,817	(1,426)
Advanced billings	33,522	18,290
Other, net	(26,838)	13,620

Net cash provided by operating activities	406,976	396,345

Cash flows from investing activities:
Short-term investments	9,055	(23,302)
Capital expenditures	(128,421)	(162,428)
Net investment in external financing	(3,269)	68,195
Net proceeds from sale of Imagistics lease portfolio	-	281,653
Advance against COLI cash surrender value	-	138,381
Acquisitions, net of cash acquired	(522,544)	(157,984)
Reserve account deposits	9,504	-

Net cash (used in) provided by investing activities	(635,675)	144,515

Cash flows from financing activities:
Proceeds from notes payable, net	487,061	184,099
Principal payments on long-term obligations	(8,104)	(357,485)
Proceeds from issuance of stock	79,902	44,103
Stock repurchases	(175,000)	(292,674)
Dividends paid	(145,228)	(143,291)

Net cash provided by (used in) financing activities	238,631	(565,248)

Effect of exchange rate changes on cash	2,933	2,548

Increase (decrease) in cash and cash equivalents	12,865	(21,840)
Cash and cash equivalents at beginning of period	239,102	243,509
Cash included in assets of discontinued operations	-	(25,354)
Cash and cash equivalents at end of period	$251,967	$196,315

Interest paid	$108,550	$110,060
Income taxes paid, net	$89,641	$160,266

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

1.      Basis of Presentation

The terms “we”, “us”, and “our” are used in this report to refer collectively to Pitney Bowes Inc. and its subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements of Pitney Bowes Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2006 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly our financial position at June 30, 2007 and December 31, 2006, our results of operations for the three and six months ended June 30, 2007 and 2006 and our cash flows for the six months ended June 30, 2007 and 2006 have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2007.

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

During the third quarter of 2006, we completed the sale of our Capital Services external financing business to Cerberus Capital Management, L.P. and reported the results of the Capital Services business in discontinued operations in the second quarter of 2006. This sale resulted in the disposition of most of the external financing activity in the Capital Services segment. We have retained certain leveraged leases in Canada which are now included in our International Mailing segment.

The following table shows selected financial information included in discontinued operations for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,

Discontinued Operations	2007	2006		2007	2006
Revenue	$-	$34,523		$-	$76,981
Pretax income	$-	$17,940		$-	$39,950

Net (loss) income	$(1,342)	$10,447		$(3,130)	$27,116
Gain on sale of Imagistics, net of $7,443 tax	-	11,641		-	11,641
FSC tax law change	-	(16,209)		-	(16,209)
Additional tax on IRS settlement	-	(41,000)		-	(41,000)
Loss on sale of Capital Services, net of $282,722 tax benefit	-	(442,205)		-	(442,205)
Total discontinued operations, net of tax	$(1,342)	$(477,326)	S	(3,130)	$(460,657)

Net loss for the three and six months ended June 30, 2007 relates primarily to the accrual of interest on uncertain tax positions. Interest expense included in discontinued operations was $8.7 million and $17.8 million for the three and six months ended June 30, 2006, respectively. Interest recorded in discontinued operations in 2006 includes only interest on third-party debt that was assumed by Cerberus. We have not allocated other consolidated interest expense to discontinued operations.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

5.      Acquisitions

On May 31, 2007, we acquired the remaining shares of Digital Cement, Inc. for $38 million in cash, net of cash acquired. Digital Cement, Inc. provides marketing management strategy and services to help companies acquire, retain, manage, and grow their customer relationships. We assigned the goodwill to the Marketing Services segment.

On April 19, 2007, we acquired MapInfo Corporation for $448 million in cash, net of cash acquired. Included in the assets and liabilities acquired were short-term investments of $46 million and debt assumed of $14 million. MapInfo is a global company and a leading provider of location intelligence software and solutions. We assigned the goodwill to the Software segment. As part of the purchase accounting for MapInfo, we aligned MapInfo’s accounting policies for software revenue recognition with ours. Accordingly, certain software revenue that was previously recognized by MapInfo on a periodic basis will now be recognized over the life of the contract.

On July 31, 2006, we acquired Print, Inc. for approximately $46 million in cash, net of cash acquired. Print, Inc. provides printer supplies, service and equipment under long-term managed services contracts. We assigned the goodwill to the U.S. Mailing segment.

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

On April 24, 2006, we acquired Ibis Consulting, Inc. (Ibis) for approximately $65 million in cash, net of cash acquired. Ibis is a leading provider of electronic discovery (eDiscovery) services to law firms and corporate clients. Ibis’ technology and offerings complement those of Compulit, which we acquired in 2005, and expands our range of solutions and services for the complex litigation support needs of law firms and corporate legal departments. We assigned the goodwill to the Management Services segment.

On February 8, 2006, we acquired Emtex Ltd. (Emtex) for approximately $33 million in cash, net of cash acquired. Emtex is a software and services company that allows large-volume mailers to simplify document production and centrally manage complex multi-vendor and multi-site print operations. We assigned the goodwill to the Software segment.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following table summarizes selected financial data for the opening balance sheet allocation of the acquisitions in 2007:

	Digital Cement	MapInfo
	Inc.	Corporation
Purchase price allocation
Short-term investments	$-	$46,308
Current assets	2,146	41,213
Other non-current assets	908	46,562
Intangible assets	10,400	126,000
Goodwill	38,903	257,271
Current liabilities	(1,325)	(49,963)
Debt	-	(13,866)
Non-current liabilities	(13,028)	(5,990)
Purchase price, net of cash acquired	$38,004	$447,535

Intangible assets
Customer relationships	$10,400	$93,000
Mailing software and technology	-	30,000
Trademarks and trade names	-	3,000
Total intangible assets	$10,400	$126,000

Intangible assets amortization period
Customer relationships	10 years	10 years
Mailing software and technology	-	7 years
Trademarks and trade names	-	2 years
Total weighted average	10 years	9 years

The following table summarizes selected financial data for the opening balance sheet allocations of the acquisitions in 2006:

	Print, Inc.	AAS	Ibis	Emtex
Purchase price allocation
Current assets	$9,385	$1,989	$6,468	$4,240
Other non-current assets	2,499	789	3,349	1,034
Intangible assets	8,144	8,200	17,700	14,540
Goodwill	34,175	31,670	40,751	25,076
Current liabilities	(7,110)	(1,033)	(3,258)	(11,946)
Non-current liabilities	(1,076)	-	-	(112)
Purchase price, net of cash acquired	$46,017	$41,615	$65,010	$32,832

Intangible assets
Customer relationships	$8,144	$4,000	$8,800	$3,300
Mailing software and technology	-	4,200	7,800	9,200
Trademarks and trade names	-	-	1,100	2,040
Total intangible assets	$8,144	$8,200	$17,700	$14,540

Intangible assets amortization period
Customer relationships	6 years	10 years	10 years	10 years
Mailing software and technology	-	5 years	5 years	5 years
Trademarks and trade names	-	-	3 years	5 years
Total weighted average	6 years	7 years	7 years	6 years

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for Digital Cement Inc., MapInfo, and Print, Inc. The purchase price allocation for these acquisitions will be finalized upon the completion of working capital closing adjustments and fair value analyses. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition. We do not anticipate significant adjustments to the preliminary estimated values. The amount of tax deductible goodwill added from acquisitions in the six months ended June 30, 2007 was $22.1 million. The amount of tax deductible goodwill added from acquisitions in the six months ended June 30, 2006 was $92.1 million.

During the six months ended June 30, 2007, we also completed several smaller acquisitions. The aggregate cost of these acquisitions was $44.3 million. These acquisitions did not have a material impact on our financial results.

Consolidated impact of acquisitions

The Condensed Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition.

The following unaudited pro forma consolidated revenue has been prepared as if the acquisitions had occurred at the beginning of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total revenue	$1,552,192	$1,454,242	$3,007,776	$2,882,835

The pro forma earnings results of these acquisitions for the six months ended June 30, 2007 and 2006, respectively, reduced our diluted earnings per share by approximately 4 cents primarily due to the purchase accounting alignment for MapInfo. The pro forma consolidated results do not purport to be indicative of actual results that would have occurred had the acquisitions been completed on January 1, 2007 and 2006, nor do they purport to be indicative of the results that will be obtained in the future.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

6.      Earnings per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 2007 and 2006 is as follows:

	2007			2006
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	(Loss)	Shares	Share
Net income (loss)	$152,239			$(356,074)
Less:
Preferred stock dividends	-			-
Preference stock dividends	(21)			(20)
Basic earnings (loss)per share	$152,218	219,460	$0.69	$(356,094)	221,635	$(1.61)

Effect of dilutive securities:
Data for basic earnings (loss) per
share	$152,218	219,460		$(356,094)	221,635
Preferred stock	-	3		-	8
Preference stock	21	644		20	687
Stock options and stock purchase
plans		2,294			1,914
Other stock plans		80			170
Diluted earnings (loss) per share	$152,239	222,481	$0.68	$(356,074)	224,414	$(1.59)

A reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2007 and 2006 is as follows:

	2007			2006
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	(Loss)	Shares	Share
Net income (loss)	$297,035			$(202,546)
Less:
Preferred stock dividends	-			-
Preference stock dividends	(42)			(43)
Basic earnings (loss) per share	$296,993	219,779	$1.35	$(202,589)	223,716	$(0.91)

Effect of dilutive securities:
Data for basic earnings (loss) per
share	$296,993	219,779		$(202,589)	223,716
Preferred stock	-	3		-	8
Preference stock	42	648		43	697
Stock options and stock purchase
plans		2,429			2,000
Other stock plans		109			160
Diluted earnings (loss) per share	$297,035	222,968	$1.33	$(202,546)	226,581	$(0.89)

In accordance with SFAS No. 128, Earnings per Share, 372,000 and 1.0 million weighted average common stock equivalent shares for the three months ended June 30, 2007 and 2006, respectively, and 326,000 and 934,000 weighted average common stock equivalent shares for the six months ended June 30, 2007 and 2006, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was anti-dilutive.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

7.      Segment Information

We conduct our business activities in seven business segments within the Mailstream Solutions and Mailstream Services business groups. The following details the activities of each segment within the two business groups:

Mailstream Solutions:

U.S. Mailing: Includes the U.S. revenue and related expenses from the sale, rental and financing of our mail finishing, mail creation, shipping equipment and software; supplies, support and other professional services; and payment solutions.

International Mailing: Includes the non-U.S. revenue and related expenses from the sale, rental and financing of our mail finishing, mail creation and shipping equipment; supplies, equipment-based software, support and other professional services; and payment solutions.

Production Mail: Includes the worldwide sale, financing, support and other professional services of our high speed, production mail systems and sorting equipment.

Software: Includes the worldwide sale and support services of non-equipment based mailing, customer communication, and location intelligence software.

Mailstream Services:

Management Services: Includes our worldwide facilities management services, secure mail services, reprographic, document management services; and litigation support services and eDiscovery services.

Mail Services: Includes our presort mail services and our cross-border mail services.

Marketing Services: Includes our direct marketing services for targeted customers; our web-tools for the customization of promotional mail and marketing collateral; and other marketing consulting services.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Revenue and earnings before interest and taxes (EBIT) by business segment for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
U.S. Mailing	$633,076	$567,766	$1,209,322	$1,142,757
International Mailing	252,390	249,490	510,240	488,998
Production Mail	139,814	133,264	264,584	250,056
Software	88,242	47,640	131,324	89,635
Mailstream Solutions	1,113,522	998,160	2,115,470	1,971,446

Management Services	275,052	267,548	547,711	535,051
Mail Services	114,424	90,749	218,783	184,847
Marketing Services	40,036	32,753	75,307	59,511
Mailstream Services	429,512	391,050	841,801	779,409

Total revenue	$1,543,034	$1,389,210	$2,957,271	$2,750,855

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
EBIT: (1)
U.S. Mailing	$262,108	$234,104	$504,259	$465,479
International Mailing	36,621	42,379	82,887	87,722
Production Mail	18,225	15,281	25,940	18,844
Software	16,994	5,207	19,419	9,617
Mailstream Solutions	333,948	296,971	632,505	581,662

Management Services	16,005	21,860	36,789	42,391
Mail Services	12,582	8,970	26,658	20,656
Marketing Services	619	3,616	1,139	5,716
Mailstream Services	29,206	34,446	64,586	68,763

Total EBIT	363,154	331,417	697,091	650,425

Unallocated amounts:
Interest, net	(62,541)	(55,070)	(119,268)	(108,638)
Corporate expense	(52,748)	(50,733)	(98,922)	(97,220)
Restructuring charges	-	(5,041)	-	(10,638)
MapInfo purchase accounting alignment	(7,900)	-	(7,900)	-
Income from continuing operations before
income taxes and minority interest	$239,965	$220,573	$471,001	$433,929

(1) EBIT excludes general corporate expenses, restructuring charges and the MapInfo purchase accounting alignment.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

8.      Inventories

Inventories are composed of the following:

	June 30,	December 31,
	2007	2006
Raw materials and work in process	$100,147	$97,870
Supplies and service parts	79,537	82,669
Finished products	68,904	57,278
Total	$248,588	$237,817

9.      Fixed Assets

	June 30,	December 31,
	2007	2006
Property, plant and equipment	$1,838,622	$1,831,140
Accumulated depreciation	(1,212,046)	(1,218,500)
Property, plant and equipment, net	$626,576	$612,640

Rental property and equipment	$1,164,685	$1,163,705
Accumulated depreciation	(660,472)	(659,794)
Rental property and equipment, net	$504,213	$503,911

Depreciation expense was $80.2 million and $77.5 million for the three months ended June 30, 2007 and 2006, respectively. Depreciation expense was $158.3 million and $154.8 million for the six months ended June 30, 2007 and 2006, respectively. Depreciation expense includes amounts from discontinued operations of $4.2 million and $9.2 million for the three and six months ended June 30, 2006, respectively.

10.    Intangible Assets and Goodwill

Intangible assets are composed of the following:

	June 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
.
Customer relationships	$430,423	$(98,601)	$331,822	$314,768	$(84,439)	$230,329
Supplier relationships	33,300	(7,834)	25,466	33,300	(5,954)	27,346
Software & technology	169,399	(50,132)	119,267	134,476	(42,357)	92,119
Trademarks & trade names	31,961	(16,695)	15,266	28,961	(14,716)	14,245
Non-compete agreements	5,259	(4,285)	974	5,247	(4,094)	1,153
	$670,342	$(177,547)	$492,795	$516,752	$(151,560)	$365,192

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Amortization expense for intangible assets for the three months ended June 30, 2007 and 2006 was $17.4 million and $12.1 million, respectively. Amortization expense for intangible assets for the six months ended June 30, 2007 and 2006 was $30.6 million and $24.1 million, respectively. Estimated intangible assets amortization expense for the remainder of 2007 and the next five years is as follows:

Amount
Remaining for the year ending 12/31/07	$34,000
For the year ending 12/31/08	72,000
For the year ending 12/31/09	68,000
For the year ending 12/31/10	61,000
For the year ending 12/31/11	54,000
Thereafter	204,000
$493,000

Changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2007 are as follows:

	Balance at			Balance at
	January 1,	Acquired during		June 30,
	2007	the period	Other	2007

U.S. Mailing	$84,380	$10,874	$31,947	$127,201
International Mailing	392,434	-	(15,029)	377,405
Production Mail	102,848	4,165	759	107,772
Software	340,062	261,669	1,671	603,402
Mailstream Solutions	919,724	276,708	19,348	1,215,780

Management Services	429,990	-	2,217	432,207
Mail Services	216,709	6,461	4,613	227,783
Marketing Services	224,734	38,691	1,615	265,040
Mailstream Services	871,433	45,152	8,445	925,030
Total	$1,791,157	$321,860	$27,793	$2,140,810

“Other” includes the impact of post closing acquisition and foreign currency translation adjustments.

11.    Long-term Debt

On June 30, 2007, $1.1 billion remained available under the shelf registration statement filed in February 2005 with the Securities and Exchange Commission (SEC), permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

12.    Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$152,239	$(356,074)	$297,035	$(202,546)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	59,445	82,730	71,118	102,938
Amortization of pension & postretirement benefit costs	5,191	-	10,283	-
Net unrealized (loss) gain on derivatives	(633)	1,666	(3,427)	1,666
Comprehensive income (loss)	$216,242	$(271,678)	$375,009	$(97,942)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

13.    Restructuring Charges

Pre-tax restructuring reserves at June 30, 2007 related to the program that we completed in 2006 are composed of the following:

			Balance at		Balance at
			January 1,	Cash	June 30,
			2007	payments	2007

Severance and benefit costs			$31,265	$(17,821)	$13,444
Other exit costs			2,284	(1,086)	1,198
			$33,549	$(18,907)	$14,642

The outstanding balance is expected to be substantially paid by the end of 2007.

Pre-tax restructuring reserves at December 31, 2006 are composed of the following:

	Balance at				Balance at
	January 1,	Restructuring	Cash	Non-cash	December 31,
	2006	charges	payments	charges	2006

Severance and benefit costs	$44,635	$33,254	$(46,624)	$-	$31,265
Asset impairments	-	754	-	(754)	-
Other exit costs	5,235	1,991	(4,942)	-	2,284
	$49,870	$35,999	$(51,566)	$(754)	$33,549

14.    Pensions and Other Benefit Plans

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended June 30, 2007 and 2006 are as follows:

	United States		Foreign
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Service cost	$7,076	$7,060	$3,152	$2,723
Interest cost	23,058	24, 467	6,799	5,551
Expected return on plan assets	(31,335)	(33,366)	(9,082)	(7,730)
Amortization of transition cost	-	-	(165)	(164)
Amortization of prior service cost	(531)	(570)	161	152
Amortization of net loss	6,882	9,290	1,803	2,797
Settlement/curtailment	-	-	173	-
Net periodic benefit cost	$5,150	$6,881	$2,841	$3,329

	United States		Foreign
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$14,151	$14,931	$6,258	$5,387
Interest cost	46,111	47,984	13,516	10,981
Expected return on plan assets	(62,664)	(65,866)	(18,073)	(15,294)
Amortization of transition cost	-	-	(324)	(326)
Amortization of prior service cost	(1,062)	(1,118)	321	302
Amortization of net loss	13,763	17,081	3,606	5,365
Settlement/curtailment	-	-	345	-
Net periodic benefit cost	$10,299	$13,012	$5,649	$6,415

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

As previously discussed in our 2006 Annual Report to Stockholders on Form 10-K, we expect to contribute up to $8 million and up to $10 million, respectively, to our U.S. and foreign pension plans during 2007. At June 30, 2007, $5.4 million and $6.0 million of contributions have been made to the U.S. and foreign pension plans, respectively.

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$837	$872	$1,669	$1,774
Interest cost	3,618	3,517	7,230	7,176
Amortization of prior service cost	(457)	(454)	(915)	(929)
Amortization of net loss	714	886	1,423	1,795
Net periodic benefit cost	$4,712	$4,821	$9,407	$9,816

For the three months ended June 30, 2007 and 2006, we made $6.9 million and $8.3 million of contributions representing benefit payments, respectively.

For the six months ended June 30, 2007 and 2006, we made $15.7 million and $17.3 million of contributions representing benefit payments, respectively.

15.    Income Taxes

The effective tax rate for the three months ended June 30, 2007 and 2006 was 34.0% and 43.6%, respectively. The effective tax rate for the six months ended June 30, 2007 and 2006 was 34.2% and 39.1%, respectively. The higher rates in 2006 are primarily due to a $20 million charge that was recorded in the second quarter of 2006 in connection with the IRS settlement.

In June 2006, the FASB issued FIN. 48, Accounting for Uncertainty in Income Taxes, which supplements FAS 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained, which is a different standard than was previously required. We adopted the provisions of FIN 48 on January 1, 2007. As a result, on initial adoption we recognized an $84.4 million increase in our liability for uncertain tax positions and a corresponding reduction to our opening retained earnings. The total amount of unrecognized tax benefits including interest at January 1, 2007 was $460.4 million, of which $363.3 million would affect the effective tax rate if recognized. Our tax filings are under continual examination by tax authorities. On a regular basis we conclude tax return examinations, statutes of limitations expire, court decisions are made that interpret tax law and we regularly assess tax uncertainties in light of these developments. Therefore, it is reasonably possible that the amount of our unrecognized tax benefits, primarily related to leasing transactions, could increase or decrease by approximately 10% within the next 12 months. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. We recognized $3.1 million in interest and penalties during the six months ended June 30, 2007 and this amount was included in discontinued operations. We had $104.5 million accrued for the payment of interest and penalties at January 1, 2007. Included in the $507.7 million June 30, 2007 noncurrent deferred tax balance is $252.7 million of other noncurrent tax liabilities.

The current IRS exam of tax years 2001-2004 is estimated to be completed in 2008 while the formal statute of limitations for years 1995-2000 has also yet to expire. In connection with the 2001-2004 audit we are currently disputing a recent formal request from the IRS in the form of a civil summons to provide certain company workpapers. The company believes that certain documents being sought should not be produced because they are privileged. A similar issue is currently being litigated by other companies before the U.S. District Courts of Rhode Island and Alabama. A variety of post-1999 tax years remain subject to examination by other tax authorities, including the U.K., Canada, Germany and various U.S. states. We have accrued our best estimate of the probable tax, interest and penalties that may result from these tax uncertainties in these and other jurisdictions. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flow.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

In May 2006, we reached a tentative settlement with the IRS governing all outstanding tax audit issues in dispute arising out of the IRS examination of our corporate income tax returns for tax years through 2000. These disputed items related primarily to the tax treatment of corporate owned life insurance (COLI) and related interest expense, the tax effect of the sale of certain preferred share holdings and the tax treatment of certain Capital Service lease transactions. As a result of this tentative settlement with the IRS, we recorded $61 million of additional tax expense of which $41 million related to the Capital Services business and was included in discontinued operations and $20 million which was included in continuing operations. As a result of the tentative IRS settlement and the sales of the Imagistics and Capital Services businesses, we estimated that we owed approximately $1.1 billion of additional tax, net of $330 million of IRS tax bonds previously posted. As previously disclosed, we reached a settlement with the IRS governing all tax audit issues in dispute for tax years through 2000 in August 2006 and we paid the $1.1 billion obligation to the IRS by the end of 2006. These tax obligations were funded from the proceeds of the sale of the businesses and the advance against the cash surrender value of our COLI assets.

We also accrued in discontinued operations an additional tax expense of $16.2 million in the second quarter of 2006 to record the impact of the Tax Increase Prevention and Reconciliation Act (“TIPRA”). The TIPRA legislation repealed the exclusion from federal income taxation of a portion of the income generated from certain leveraged leases of aircraft by foreign sales corporations. See Note 4 for further discussion of the discontinued operations.

16.    Commitments and Contingencies

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

In Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002), the patent litigation where the company prevailed at trial, the court denied the parties’ post-trial motions. The Company expects that Ricoh will pursue an appeal. If so, the Company will need to pursue on appeal the issues on which it did not prevail at trial, even though the ultimate verdict was in our favor.

During the second quarter of 2007, the Judicial Panel on Multi-District Litigation consolidated the ten purported class actions filed against our subsidiary, Imagitas, Inc. alleging that the Imagitas DriverSource program violates the federal Drivers Privacy Protection Act (DPPA) before a single judge in the United States District Court for the Middle District of Florida. The cases are now jointly referred to as In re Imagitas, Inc., Drivers’ Privacy Protection Act Litigation, MDL Docket No. 1828. There have also been lawsuits filed against officials of the departments of motor vehicles in four of the states where the DriverSource program is active, Florida, Missouri, Minnesota and Ohio. The officials in states other than Florida are contesting the transfer of their cases and inclusion in the Multi-District Litigation.

Guarantees

As part of the sale of the Capital Services business in the second quarter of 2006, we indemnified the buyer for certain guarantees by posting letters of credit at the date of sale. At June 30, 2007, the outstanding balance of these guarantees was approximately $9 million. Our maximum risk of loss related to these letters of credit arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value and supported by the creditworthiness of the customer.

Product Warranty

We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our best estimate of probable liability or product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, our product warranty liability at June 30, 2007 and December 31, 2006, respectively, was not material.

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

Overview

This quarter’s results were led by the U.S. Mailing, Software, and Mail Services segments. The U.S. Mailing segment benefited from sales of equipment that help customers comply with the provisions of the recently-enacted U.S. postal rate case which requires that postage be based on shape as well as weight. Our expanding Software business and Mail Services operations also had excellent results in the quarter. Lower equipment sales in Europe, as well as weak performance in the legal solutions portion of our Management Services segment, partially offset these positive results.

Revenue for the second quarter increased 11%. Revenue growth was positively affected by acquisitions and foreign currency translation, which contributed about 4% and 1.5%, respectively. Earnings per diluted share from continuing operations for the quarter was $0.69 compared with $0.54 per diluted share in the prior year. Earnings per diluted share from continuing operations for the second quarter of 2007 was reduced by approximately 2 cents per diluted share due to the purchase accounting alignment for MapInfo. Earnings per diluted share from continuing operations for the second quarter of 2006 included a tax charge of 9 cents per diluted share related to the IRS settlement and a restructuring charge of 1 cent per diluted share. Net income for the quarter was $152.2 million compared with a loss of $356.1 million in the prior year. The loss in the prior year related to discontinued operations.

See Results of Operations – Second Quarter of 2007 compared to Second Quarter of 2006 for a more detailed discussion of our results of operations.

Outlook

We anticipate that we will experience solid financial results in 2007. We expect our mix of product sales to continue to change, with a greater percentage of revenue coming from diversified revenue streams associated with fully featured smaller systems and a smaller percentage from larger system sales. In addition, we expect to expand our market presence in Mailstream Solutions and Mailstream Services and derive further synergies from our recent acquisitions. We will continue to remain focused on our productivity programs and to allocate capital in order to optimize our returns. As part of the purchase accounting for MapInfo, we aligned MapInfo’s accounting policies for software revenue recognition with ours. Accordingly, certain software revenue that was previously recognized by MapInfo on a periodic basis will now be recognized over the life of the contract. Including the effect of this accounting alignment, we expect the acquisition of MapInfo to reduce diluted earnings per share from continuing operations by approximately 5 cents in 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Second Quarter of 2007 compared to Second Quarter of 2006

Business segment results

The following table shows revenue and earnings before interest and taxes (EBIT) by segment for the three months ended June 30, 2007 and 2006. Prior year results have been adjusted to reflect the changes made to our reporting segments in the second quarter of 2006.

(Dollars in thousands)	Revenue			EBIT (1)
	Three months ended June 30,			Three months ended June 30,
			%			%
	2007	2006	change	2007	2006	change
U.S. Mailing	$633,076	$567,766	12%	$262,108	$234,104	12%
International Mailing	252,390	249,490	1%	36,621	42,379	(14	) %
Production Mail	139,814	133,264	5%	18,225	15,281	19%
Software	88,242	47,640	85%	16,994	5,207	226%
Mailstream Solutions	1,113,522	998,160	12%	333,948	296,971	12%

Management Services	275,052	267,548	3%	16,005	21,860	(27	) %
Mail Services	114,424	90,749	26%	12,582	8,970	40%
Marketing Services	40,036	32,753	22%	619	3,616	(83	) %
Mailstream Services	429,512	391,050	10%	29,206	34,446	(15	) %

Total	$1,543,034	$1,389,210	11%	$363,154	$331,417	10%

(1) See reconciliation of segment amounts to Income from Continuing Operations before Income Taxes and Minority Interest in Note 7 to the Condensed Consolidated Financial Statements.

During the second quarter of 2007, Mailstream Solutions revenue increased 12% and EBIT increased 12% compared with the prior year. U.S. Mailing’s revenue grew 12%, primarily due to the sale of equipment related to shape-based pricing. We do not anticipate the benefits from shape-based pricing to continue for the remainder of the year. Revenue also benefited from growth in supplies and payment solutions as our meter base continues to transition to new digital technology. However, revenue continued to be adversely affected by the ongoing changing mix to more fully featured smaller systems. International Mailing revenue grew 1% and EBIT declined 14%. International Mailing revenue growth benefited by about 5% from favorable foreign currency. The segment’s results were adversely affected by lower sales and rentals in Europe. The segment’s EBIT was also adversely impacted by continued investments in sales and marketing channels in Europe as well as expenses related to our European back office operations. Worldwide revenue for Production Mail grew 5%, primarily driven by foreign currency translation which contributed 2% to growth, and strong equipment placements in the U.S. and Asia-Pacific region. However, lower equipment sales in Europe partially offset this growth. Production mail EBIT grew 19%, due primarily to net legal recoveries of approximately $3 million in Europe. Software’s revenue grew by 85% and EBIT grew 226%. The segment’s results were driven by the acquisition of MapInfo which increased revenue by about 57% and strong demand for our software solutions.

During the second quarter of 2007, Mailstream Services revenue grew 10% and EBIT declined 15% compared with the prior year. Management Services revenue grew 3%, primarily driven by foreign exchange translation while EBIT declined 27%. Management Services results were adversely affected by continued investments in sales and marketing channels, weakness in our legal solutions vertical and higher margin print contracts in the prior year that did not repeat this period. Mail Services revenue grew 26% due to continued growth in presort and cross-border mail services. Mail Services EBIT grew by 40% to $12.6 million as a result of the ongoing successful integration of acquired sites and increased operating efficiencies. Marketing Services revenue grew 22% and EBIT decreased 83%. The acquisitions of AAS and Digital Cement Inc. contributed 19% to revenue growth, but lower revenue in our motor vehicle registration services had an adverse effect on the segment’s revenue and EBIT.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue by source

The following table shows revenue by source for the three months ended June 30, 2007 and 2006:

(Dollars in thousands)	Three Months Ended June 30,
			%
	2007	2006	change

Equipment sales	$360,361	$319,635	13%
Supplies	96,398	82,873	16%
Software	88,242	47,640	85%
Rentals	180,911	197,226	(8)%
Financing	194,837	174,447	12%
Support services	192,773	176,339	9%
Business services	429,512	391,050	10%
Total revenue	$1,543,034	$1,389,210	11%

Equipment sales revenue increased 13% from the prior year, primarily due to the sale of shape-based rating equipment in the U.S. Foreign currency translation and acquisitions each contributed 2% to this growth.

Supplies revenue increased 16% from the prior year due to continued transition of our meter base to digital technology, the acquisition of our print management business last year which contributed 5%, and foreign currency translation which contributed 3%.

Software revenue increased 85% from the prior year due to the acquisition of MapInfo, which contributed 57% to this increase, and strong demand for our software solutions.

Rentals revenue declined 8% from the prior year due primarily to the continued downsizing by customers to smaller machines.

Financing revenue increased 12% from the prior year, primarily due to higher revenue from payment solutions and growth in our equipment leasing volumes.

Support services revenue increased 9% from the prior year. This growth was primarily driven by higher service revenue from production mail and mailing equipment. Acquisitions contributed 2% to this growth and foreign currency translation contributed 2%.

Business services revenue increased 10% from the prior year, due primarily to strong growth in our presort and cross-border mail services. Acquisitions and foreign currency translation contributed 4% and 1%, respectively, to this growth.

Costs and expenses

(Dollars in thousands)	Three Months Ended June 30,
	2007	2006

Cost of equipment sales	$168,958	$159,780
Cost of supplies	$24,725	$19,796
Cost of software	$21,076	$11,103
Cost of rentals	$43,261	$42,300
Cost of support services	$107,317	$98,453
Cost of business services	$339,972	$303,583
Selling, general and administrative	$488,115	$432,531
Research and development	$47,104	$40,980

Cost of equipment sales as a percentage of revenue decreased to 46.9% in the second quarter of 2007 compared with 50.0% in the prior year, primarily due to the increase in sales of higher margin equipment in the U.S.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of supplies as a percentage of revenue increased to 25.6% in the second quarter of 2007 compared with 23.9% in the prior year, primarily due to the increase in sales of toner, ink, and other supplies which have lower margins than our meter-related supplies.

Cost of software increased to 23.9% of revenue in the second quarter of 2007 compared with 23.3% in the prior year primarily due to the acquisition of MapInfo.

Cost of rentals as a percentage of revenue increased to 23.9% for the second quarter of 2007 compared with 21.4% in the prior year due to higher depreciation costs from the placement of new meters.

Cost of support services decreased slightly to 55.7% of revenue in the second quarter of 2007 compared with 55.8% in the prior year.

Cost of business services increased to 79.2% of revenue in the second quarter of 2007 compared with 77.6% in the second quarter of 2006 due to continued integration costs in our legal solutions businesses at Management Services and higher margin print contracts in the prior year that did not repeat this year.

Selling, general and administrative expenses increased to 31.6% of total revenue in the second quarter of 2007 compared with 31.1% in the prior year. This increase is due primarily to the acquisition of MapInfo and continued investments in sales and marketing channels which offset benefits from our productivity initiatives and the net legal recoveries in Europe.

Research and development expenses increased 14.9% in the second quarter of 2007 compared with the prior year due primarily to the acquisition of MapInfo. Our investment in research and development reflects our continued focus on developing new technologies and enhancing features for all our products.

Restructuring

In connection with our restructuring program that we concluded in 2006, we recorded pre-tax restructuring charges of $5.0 million for the three months ended June 30, 2006.

We primarily fund restructuring payments with cash from operating activities. We expect to pay most of the outstanding restructuring balance by the end of 2007. We expect the restructuring initiatives to continue to increase our operating efficiency and effectiveness in 2007 and beyond while enhancing growth, primarily as a result of the reduction in personnel-related expenses.

The pre-tax restructuring charges were composed of:

(Dollars in thousands)	Three Months
Ended June 30,
2006

Severance and benefit costs	$4,615
Asset impairments	-
Other exit costs	426
$5,041

Accrued restructuring charges at June 30, 2007 were composed of the following:

	Balance at		Balance at
	January 1,	Cash	June 30,
(Dollars in thousands)	2007	payments	2007

Severance and benefit costs	$31,265	$(17,821)	$13,444
Other exit costs	2,284	$(1,086)	1,198
	$33,549	$(18,907)	$14,642

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest expense

Interest expense for the three months ended June 30, 2007 and 2006:

(Dollars in thousands)	Three Months Ended June 30,
	2007	2006	% change

Interest expense, net	$62,541	$55,070	14%

Net interest expense increased by $7.5 million or 14% in the second quarter of 2007 compared with the prior year primarily due to higher average borrowings.

Income Taxes

The effective tax rate for the second quarter of 2007 was 34.0% compared with 43.6% in the prior year. The effective tax rate for the second quarter of 2006 included a $20 million charge related to the IRS settlement discussed in Note 15 to the Condensed Consolidated Financial Statements.

Minority Interest

The following table details minority interest for the three months ended June 30, 2007 and 2006:

(Dollars in thousands)	Three Months Ended June 30,
	2007	2006	% change

Minority interest	$4,796	$3,244	48%

Minority interest includes dividends paid to preferred stockholders in a subsidiary. Minority interest increased by $1.6 million or 48% in the second quarter of 2007 compared with the prior year due to an increase in outstanding preferred shares and the weighted average dividend rate which is set at auction.

Discontinued Operations

The following table details the components of discontinued operations for the three months ended June 30, 2007 and 2006:

(Dollars in thousands)	Three Months Ended June 30,
	2007	2006
Revenue	$-	$34,523
Pretax income	$-	$17,940

Net (loss) income	$(1,342)	$10,447
Gain on sale of Imagistics, net of $7,443 tax	-	11,641
FSC tax law change	-	(16,209)
Additional tax on IRS settlement	-	(41,000)
Loss on sale of Capital Services, net of $282,722 tax benefit	-	(442,205)
Total discontinued operations, net of tax	$(1,342)	$(477,326)

See Note 4 in the Condensed Consolidated Financial Statements for further discussion and details of the discontinued operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

Revenue by source

The following table shows revenue by source for the six months ended June 30, 2007 and 2006:

(Dollars in thousands)	Six Months Ended June 30,
			%
	2007	2006	change

Equipment sales	$653,971	$622,392	5%
Supplies	196,700	165,684	19%
Software	131,324	89,635	47%
Rentals	368,981	394,038	(6	) %
Financing	385,417	352,592	9%
Support services	379,077	347,105	9%
Business services	841,801	779,409	8%
Total revenue	$2,957,271	$2,750,855	8%

Equipment sales revenue increased 5% over the prior year period, primarily due to sale of shape-based rating equipment and production mail equipment in the U.S.

Supplies revenue increased 19% over the prior year period due to continued transition of our meter base to digital technology. The acquisition of our print management business last year contributed 5% to this increase and foreign currency translation contributed 3% to this growth.

Software revenue increased 47% over the prior year period due to the acquisition of MapInfo, which contributed 30% to this overall increase, and to strong demand for our software solutions.

Rentals revenue declined 6% over the prior year period due to continued downsizing by customers to smaller machines.

Financing revenue increased 9% over the prior year period, primarily due to higher revenue from payment solutions and growth in our equipment leasing volumes. Foreign currency translation contributed 1% to this growth.

Support services revenue increased 9% compared with the prior year period. This growth was primarily driven by higher service revenue from production mail and mailing equipment. Acquisitions contributed 3% and foreign currency translation contributed 2% to this growth.

Business services revenue increased 8% from the prior year period. This growth was driven by higher demand for our mail services. Acquisitions contributed 3% and foreign currency translation contributed 1% to this growth.

Costs and expenses

(Dollars in thousands)	Six Months Ended June 30,
	2007	2006

Cost of equipment sales	$317,214	$312,760
Cost of supplies	$50,848	$40,404
Cost of software	$32,624	$21,282
Cost of rentals	$85,682	$85,839
Cost of support services	$212,821	$194,749
Cost of business services	$663,623	$609,907
Selling, general and administrative	$913,517	$850,193
Research and development	$90,673	$82,516

Cost of equipment sales as a percentage of revenue decreased to 48.5% in the first six months of 2007 compared with 50.3% in the prior year, primarily due to the increase in sales of higher margin equipment in the U.S.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of supplies as a percentage of revenue increased to 25.9% in the first six months of 2007 compared with 24.4% in the prior year, primarily due to the increase in sales of toner, ink and other supplies which have lower margins than our meter-related supplies.

Cost of software as a percentage of revenue increased to 24.8% of revenue in the first six months of 2007 compared to 23.7% in the prior year, due primarily to the acquisition of MapInfo.

Cost of rentals as a percentage of revenue increased to 23.2% in the first six months of 2007 compared with 21.8% in the prior year, primarily due to higher depreciation costs from placements of new meters.

Cost of support services as a percentage of revenue was 56.1% for the six months of 2007 and 2006.

Cost of business services increased to 78.8% of revenue in the first six months of 2007 compared with 78.3% in the prior year, due to continued integration costs in our legal solutions businesses at Management Services and higher margin print contracts in the prior year that did not repeat this year.

Selling, general and administrative expenses as a percentage of total revenue was 30.9% for the first six months of 2007 and 2006. The acquisition of MapInfo and continued investments in sales and marketing channels offset benefits from our productivity initiatives.

Research and development expenses as a percentage of total revenue were 3.1% in the first six month of 2007 compared with 3.0% in the prior year. Research and development expenses increased due primarily to the acquisition of MapInfo.

Restructuring

Pre-tax restructuring charges were composed of:

(Dollars in thousands)	Six Months
Ended June 30,
2006
Severance and benefit costs	$9,137
Asset impairments	514
Other exit costs	987
Total restructuring charges	$10,638

In connection with our previously announced restructuring initiatives, we recorded a pre-tax restructuring charge of $10.6 million for the six months ended June 30, 2006.

Net interest expense

The following table shows net interest expense for the six months ended June 30, 2007 and 2006:

(Dollars in thousands)	Six Months Ended June 30,
	2007	2006	% change

Interest expense, net	$119,268	$108,638	9.8%

Net interest expense increased by $10.6 million or 9.8% in the first six months of 2007 compared with the prior year due primarily to higher average interest borrowings.

Income Taxes

The effective tax rate for the first six months of 2007 was 34.2% compared with 39.1% in the prior year. The effective tax rate for the first six months of 2006 included a $20 million charge related to the IRS settlement discussed in Note 15 to the Condensed Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Minority Interest

The following table details minority interest for the six months ended June 30, 2007 and 2006:

(Dollars in thousands)	Six Months Ended June 30,
	2007	2006	% change

Minority interest	$9,542	$6,161	54.9%

Minority interest includes dividends paid to preferred stockholders in subsidiary companies. Minority interest increased by $3.4 million or 54.9% compared to the prior year due to an increase in outstanding preferred shares and the weighted average dividend rate.

Discontinued Operations

The following table details the components of discontinued operations for the six months ended June 30, 2007 and 2006:

(Dollars in thousands)	Six Months Ended June 30,
	2007	2006
Revenue	$-	$76,981
Pretax income	$-	$39,950

Net (loss) income	$(3,130)	$27,116
Gain on sale of Imagistics, net of $7,443 tax	-	11,641
FSC tax law change	-	(16,209)
Additional tax on IRS settlement	-	(41,000)
Loss on sale of Capital Services, net of $282,722 tax benefit	-	(442,205)
Total discontinued operations, net of tax	$(3,130)	$(460,657)

See Note 4 in the Condensed Consolidated Financial Statements for further discussion and details of the discontinued operations.

Acquisitions

On May 31, 2007, we acquired the remaining shares of Digital Cement, Inc. for $38 million in cash, net of cash acquired. Digital Cement, Inc. provides marketing management strategy and services to help companies acquire, retain, manage, and grow their customer relationships. We assigned the goodwill to the Marketing Services segment.

On April 19, 2007, we acquired MapInfo Corporation for $448 million in cash, net of cash acquired. Included in the assets and liabilities acquired were short-term investments of $46 million and debt assumed of $14 million. MapInfo is a global company and a leading provider of location intelligence software and solutions. We assigned the goodwill to the Software segment. As part of the purchase accounting for MapInfo, we aligned MapInfo’s accounting policies with ours. Accordingly, certain software revenue that was previously recognized by MapInfo on a periodic basis will now be recognized over the life of the contract.

On July 31, 2006, we acquired Print, Inc. for approximately $46 million in cash, net of cash acquired. Print, Inc. provides printer supplies, service and equipment under long-term managed services contracts. We assigned the goodwill to the U.S. Mailing segment.

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

On April 24, 2006, we acquired Ibis Consulting, Inc. (Ibis) for approximately $65 million in cash, net of cash acquired. Ibis is a leading provider of electronic discovery (eDiscovery) services to law firms and corporate clients. Ibis’ technology and offerings complement those of Compulit, which we acquired in 2005, and expands our range of solutions and services for the complex litigation support needs of law firms and corporate legal departments. We assigned the goodwill to the Management Services segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 8, 2006, we acquired Emtex Ltd. (Emtex) for approximately $33 million in cash, net of cash acquired. Emtex is a software and services company that allows large-volume mailers to simplify document production and centrally manage complex multi-vendor and multi-site print operations. We assigned the goodwill to the Software segment.

During the six months ended June 30, 2007, we also completed several smaller acquisitions. The aggregate cost of these acquisitions was $44.3 million. These acquisitions did not have a material impact on our financial results.

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

Cash Flow Summary

The change in cash and cash equivalents is as follows:

(Dollars in thousands)	Six Months Ended June 30,
	2007	2006

Cash provided by operating activities	$406,976	$396,345
Cash (used in) provided by investing activities	(635,675)	144,515
Cash provided by (used in) financing activities	238,631	(565,248)
Effect of exchange rate changes on cash	2,933	2,548
Increase (decrease) in cash and cash equivalents	$12,865	$(21,840)

2007 Cash Flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The net increase in our deferred taxes on income and income taxes payable contributed $64.8 million to cash from operations resulting primarily from the timing of tax payments. The decrease in accounts payable and accrued liabilities reduced our cash from operations by $113.1 million, primarily due to the payment of year-end compensation and commissions, the timing of accounts payable following the strong fourth quarter of 2006, and restructuring payments during the first six months of 2007. The increase in our internal finance receivable balances decreased cash from operations by $55.9 million, reflecting growth in equipment placements and our payment solutions business during the first six months.

The net cash used in investing activities consisted primarily of acquisitions, net of cash acquired, of $522.5 million and capital expenditures of $128.4 million.

Net cash provided by financing activities consisted primarily of an increase in notes payable of $487.1 million partially offset by stock repurchases of $175.0 million and dividends paid to stockholders of $145.2 million.

2006 Cash Flows

The cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The increase in our internal finance receivable balances decreased cash from operations by $58.0 million, reflecting growth in equipment placements and our payment solutions business during the first six months. The decrease in accounts payable and accrued liabilities of $75.2 million was primarily due to the payment of year-end compensation and commissions and restructuring payments during the first six months of 2006.

Net cash provided by investing activities consisted of net proceeds of $281.7 million received from the sale of our Imagistics lease portfolio and an advance of $138.4 million against the cash surrender value of our COLI policies. Cash used in investing activities. consisted of capital expenditures of $162.4 million and acquisitions, net of cash acquired, of $158.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash used in financing activities consisted of stock repurchases of $292.7 million, dividends paid of $143.3 million and a net reduction of debt of $173.4 million partially offset by proceeds from the issuance of stock of $44.1 million.

Capital Expenditures

During the first six months of 2007, capital expenditures included $62.3 million in net additions to property, plant and equipment and $66.1 million in net additions to rental equipment and related inventories compared with $65.4 million and $97 million, respectively, in the same period in 2006.

We expect capital expenditures for the full year of 2007 to be approximately the same as the prior year. These investments will also be affected by the timing of our customers’ transition to digital meters.

Financings and Capitalization

We have a commercial paper program that provides short-term liquidity. Commercial paper remains a significant liquidity source. As of June 30, 2007, we have $983.6 million of outstanding commercial paper issuances. We have unused credit facilities of $1.5 billion which supports commercial paper issuances.

In addition to our borrowing capability under the unused credit facilities described above, we have $1.1 billion remaining available under the shelf registration statement filed in February 2005 with the SEC, permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

We believe our financing needs in short and long term can be met with cash generated internally, borrowing capacity from existing credit agreements, available debt issuances under existing shelf registration statements and our existing commercial paper program.

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

Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2007. In addition, no change in internal control over financial reporting occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

This item updates the legal proceedings more fully described in our 2006 Annual Report on Form 10-K, filed March 1, 2007, and as updated in our Form 10-Q filed May 4, 2007.

In Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002), the patent litigation where the company prevailed at trial, the court denied the parties’ post-trial motions. The Company expects that Ricoh will pursue an appeal. If so, the Company will need to pursue on appeal the issues on which it did not prevail at trial, even though the ultimate verdict was in our favor.

During the second quarter of 2007, the Judicial Panel on Multi-District Litigation consolidated the ten purported class actions filed against our subsidiary, Imagitas, Inc. alleging that the Imagitas DriverSource program violates the federal Drivers Privacy Protection Act (DPPA) before a single judge in the United States District Court for the Middle District of Florida. The cases are now jointly referred to as In re Imagitas, Inc., Drivers’ Privacy Protection Act Litigation, MDL Docket No. 1828. There have also been lawsuits filed against officials of the departments of motor vehicles in four of the states where the DriverSource program is active, Florida, Missouri, Minnesota and Ohio. The officials in states other than Florida are contesting the transfer of their cases and inclusion in the Multi-District Litigation. The pendency of these litigations, regardless of their ultimate merit, may have a negative effect on the future prospects of the DriverSource program.

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

In March 2006, our Board of Directors authorized $300 million for repurchases of outstanding shares of our common stock in the open market of which $141.2 million remained for future purchases at December 31, 2006. We repurchased 3.0 million shares during the six months ended June 30, 2007 under this program for a total price of $141.2 million. There are no further funds available under this authorization for the repurchase of outstanding shares.

In March 2007, our Board of Directors authorized the repurchase of up to an additional $300 million of our common stock in the open market. We repurchased 0.7 million shares during the six months ended June 30, 2007 under this program for a total price of $33.8 million, leaving $266.2 remaining for future repurchases.

The following table summarizes our share repurchase activity under active programs during the first six months of 2007:

			Total number of	Approximate dollar value
	Total number	Average price	shares purchased as	of shares that may yet be
	of shares	paid per	part of a publicly	purchased under the plan
Period	purchased	share	announced plan	(in thousands)
March 2006 Program
Balance carried forward				$141,199
January 2007	866,300	$47.88	866,300	$99,721
February 2007	451,850	$47.99	451,850	$78,035
March 2007	586,100	$45.78	586,100	$51,203
April 2007	518,700	$46.95	518,700	$26,849
May 2007	564,452	$47.57	564,452	$0
	2,987,402		2,987,402
March 2007 Program
March 2007	-	-	-	$300,000
April 2007	-	-	-	$300,000
May 2007	61,148	$47.57	61,148	$297,090
June 2007	661,054	$46.73	661,054	$266,199
	3 ,709,604		3,709,604

Item 4: Submission of Matters to a Vote of Security Holders

          The following matters were submitted to a vote of security holders during our annual meeting of stockholders held on May 14, 2007.

		Votes	Authority
		Cast For	Withheld
1.	Election of Directors:
	Linda G. Alvarado	193,951,119	6,113,048
	Ernie Green	196,475,930	3,588,235
	John S. McFarlane	196,485,907	3,578,260
	Eduardo R. Menascé	196,265,652	3,798,515

					Broker
		For	Against	Abstentions	Non-Votes
2.	Ratification of PricewaterhouseCoopers LLP
	as independent registered public accountants	195,064,481	3,675,183	1,324,503	0

3.	Proposal to approve the Pitney Bowes Inc.
	2007 Stock Plan	154,532,086	22,446,624	1,816,758	0

4.	Proposal to approve Amendment to By-laws
	of Pitney Bowes Inc. to require majority vote
	to elect directors in an uncontested election	177,463,178	21,138,501	1,462,488	0

The following other directors continued their term of office after the annual meeting:

Michael J. Critelli	James H. Keyes	David B. Snow, Jr.
Anne Sutherland Fuchs	Murray D. Martin	Robert E. Weissman
David L. Shedlarz	Michael I. Roth

Item 5: Other Information

On May 14, 2007, the stockholders of Pitney Bowes Inc. (the "Company") approved the Pitney Bowes Inc. 2007 Stock Plan (the "2007 Plan") at the annual meeting of stockholders. The 2007 Plan has a term of seven years expiring on December 31, 2014. The selection of employee participants in the 2007 Plan, the level of participation of each participant and the terms and conditions of all awards will be determined by the board of directors or a committee designated by the board to administer the 2007 Plan. The board has delegated to the Executive Compensation Committee the discretionary authority to administer the 2007 Plan. The board has reserved a maximum of 15,000,000 shares for issuance pursuant to stock options, stock appreciation rights, restricted stock units and stock awards under the 2007 Plan. In addition, any shares associated with awards under the Pitney Bowes 2002 Stock Plan as of April 30, 2007 that cease to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares) shall become available for issuance under the 2007 Plan. Of the maximum number of shares available for issuance under the 2007 Plan, no more than 7,500,000 shares may be issued pursuant to grants other than options or SARs in the aggregate during the term of the 2007 Plan. A maximum of 600,000 shares that are the subject of awards may be granted under the 2007 Plan to an individual during any calendar year. Any shares exchanged by a participant or withheld from a participant as full or partial payment to the company of the exercise price or the tax withholding upon exercise or settlement of an award and un-issued shares resulting from the settlement of stock appreciation rights in stock or net settlement of a stock option will not be returned to the number of shares available for issuance under the 2007 Plan. This description of the Plan is qualified in its entirety by reference to the actual Plan, which is filed as Exhibit 10.1 to this Form 10-Q and is hereby incorporated by reference.

Item 6: Exhibits

          See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

August 6, 2007

/s/ B. P. Nolop
B. P. Nolop
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ S. J. Green
S. J. Green
Vice President – Finance and
Chief Accounting Officer
(Principal Accounting Officer)

Index of Exhibits

Reg. S-K
Exhibits	Description

(3)(ii)	Amended and Restated By-Laws

(10.1)	Pitney Bowes Inc. 2007 Stock Plan

(12)	Computation of ratio of earnings to fixed charges.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

(32.2)	Section 1350 Certification of Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley
Action of 2002.