Form 10-Q
period 2007-09-30
PITNEY BOWES INC /DE/
filed 2007-11-08
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007	Commission File Number 1-3579
PITNEY BOWES INC.
Incorporated in Delaware	I.R.S. Employer Identification No. 06-0495050

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

Large accelerated filer ☑	Accelerated ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule12b-2 of the Exchange Act).
Yes ☑ No ☐

There were 216,887,629 shares of common stock outstanding as of November 2, 2007.

PITNEY BOWES INC.
INDEX
_________________________________

		Page Number

Part I - Financial Information:

Item 1:	Financial Statements

	Condensed Consolidated Statements of Income (Unaudited)
	Three and Nine Months Ended September 30, 2007 and 2006	3

	Condensed Consolidated Balance Sheets (Unaudited)
	September 30, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2007 and 2006	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6 – 19

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	20 – 31

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4:	Controls and Procedures	32

Part II - Other Information:

Item 1:	Legal Proceedings	32

Item 1A	Risk Factors	32

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6:	Exhibits	33

Signatures		34

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Equipment sales	$307,897	$337,291	$961,868	$959,683
Supplies	95,497	84,728	292,197	250,412
Software	92,256	49,979	223,580	139,614
Rentals	183,452	196,219	552,433	590,257
Financing	201,241	185,547	586,658	538,139
Support services	185,520	182,294	564,597	529,399
Business services	442,414	397,273	1,284,215	1,176,682
Total revenue	1,508,277	1,433,331	4,465,548	4,184,186
Costs and expenses:
Cost of equipment sales	164,659	173,068	481,873	485,828
Cost of supplies	27,061	26,071	77,909	66,475
Cost of software	21,749	11,044	54,373	32,326
Cost of rentals	42,630	42,231	128,312	128,070
Cost of support services	108,011	104,042	320,832	298,791
Cost of business services	345,024	307,378	1,008,647	917,285
Selling, general and administrative	479,772	443,426	1,393,289	1,293,619
Research and development	47,691	41,893	138,364	124,409
Restructuring charges	-	6,771	-	17,409
Interest, net	60,386	51,962	179,654	160,600
Other, net	3,920	-	3,920	-
Total costs and expenses	1,300,903	1,207,886	3,787,173	3,524,812
Income from continuing operations before income
taxes and minority interest	207,374	225,445	678,375	659,374
Provision for income taxes	73,272	77,565	234,566	247,222
Minority interest	4,862	3,653	14,404	9,814
Income from continuing operations	129,240	144,227	429,405	402,338
(Loss) income from discontinued operations, net
of tax	(1,565)	4,393	(4,695)	(456,264)
Net income (loss)	$127,675	$148,620	$424,710	$(53,926)
Basic earnings (loss) per share of common stock:
Continuing operations	$0.59	$0.65	$1.96	$1.80
Discontinued operations	(0.01)	0.02	(0.02)	(2.05)
Net income (loss)	$0.58	$0.67	$1.94	$(0.24)
Diluted earnings (loss) per share of common stock:
Continuing operations	$0.58	$0.64	$1.93	$1.78
Discontinued operations	(0.01)	0.02	(0.02)	(2.02)
Net income (loss)	$0.58	$0.66	$1.91	$(0.24)
Dividends declared per share of common stock	$0.33	$0.32	$0.99	$0.96

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$338,763	$239,102
Short-term investments	98,101	62,512
Accounts receivables, less allowances of $46,532 and $50,052 at September 30, 2007 and
December 31, 2006, respectively	826,917	744,073
Finance receivables, less allowances of $44,220 and $45,643 at September 30, 2007 and
December 31, 2006, respectively	1,492,149	1,404,070
Inventories	257,086	237,817
Other current assets and prepayments	257,670	231,096
Total current assets	3,270,686	2,918,670

Property, plant and equipment, net	664,592	612,640
Rental property and equipment, net	506,062	503,911
Long-term finance receivables, less allowances of $33,476 and $36,856 at September 30, 2007
and December 31, 2006, respectively	1,574,072	1,530,153
Investment in leveraged leases	248,850	215,371
Goodwill	2,197,015	1,791,157
Intangible assets, net	479,767	365,192
Other assets	575,835	543,326
Total assets	$9,516,879	$8,480,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,748,183	$1,677,501
Income taxes payable	130,364	112,930
Notes payable and current portion of long-term obligations	1,102,053	490,540
Advance billings	541,988	465,862
Total current liabilities	3,522,588	2,746,833

Deferred taxes on income	523,976	356,310
Long-term debt	3,793,974	3,847,617
Other noncurrent liabilities	454,971	446,306
Total liabilities	8,295,509	7,397,066

Preferred stockholders’ equity in a subsidiary company	384,165	384,165

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	7	7
Cumulative preference stock, no par value, $2.12 convertible	1,026	1,068
Common stock, $1 par value (480,000,000 shares authorized & 323, 337,912 shares issued)	323,338	323,338
Capital in excess of par value	250,079	235,558
Retained earnings	4,263,276	4,140,128
Accumulated other comprehensive income	43,416	(131,744)
Treasury stock, at cost (105,990,773 and 102,724,590 shares at September 30, 2007 and
December 31, 2006, respectively)	(4,043,937)	(3,869,166)
Total stockholders’ equity	837,205	699,189
Total liabilities and stockholders’ equity	$9,516,879	$8,480,420

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands, except per share data)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$424,710	$(53,926)
Loss on sale of Capital Services, net of tax	-	445,150
Gain on sale of Imagistics, net of tax	-	(11,065)
Non-cash charge from FSC tax law change	-	16,209
Non-cash tax charge	-	61,000
Tax and bond payments related to IRS settlement and Capital Services sale	-	(238,500)
Restructuring and other charges, net of tax	2,472	11,140
Restructuring and other payments	(24,445)	(40,983)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	285,322	272,048
Stock-based compensation	18,482	20,522
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	44,621	22,523
Net investment in internal finance receivables	(76,366)	(137,969)
Inventories	(4,523)	(6,877)
Other current assets and prepayments	1,785	(9,187)
Accounts payable and accrued liabilities	(56,510)	(10,347)
Deferred taxes on income and income taxes payable	85,968	1,208
Advanced billings	8,358	(6,079)
Other, net	(13,106)	923

Net cash provided by operating activities	696,768	335,790

Cash flows from investing activities:
Short-term investments	727	(778,544)
Capital expenditures	(202,013)	(243,858)
Net investment in external financing	(5,011)	81,997
Net proceeds from sale of Imagistics lease portfolio	-	281,653
Proceeds from sale of Capital Services	-	746,897
Advance against COLI cash surrender value	-	138,381
Acquisitions, net of cash acquired	(559,907)	(225,195)
Reserve account deposits	26,506	10,390

Net cash (used in) provided by investing activities	(739,698)	11,721

Cash flows from financing activities:
Increase in notes payable, net	58,896	487,499
Proceeds from long-term obligations	490,765	-
Principal payments on long-term obligations	(14,044)	(391,917)
Proceeds from issuance of stock	99,020	65,412
Stock repurchases	(279,996)	(311,760)
Dividends paid	(217,199)	(214,247)

Net cash provided by (used in) financing activities	137,442	(365,013)

Effect of exchange rate changes on cash	5,149	2,346

Increase (decrease) in cash and cash equivalents	99,661	(15,156)
Cash and cash equivalents at beginning of period	239,102	243,509
Cash included in assets of discontinued operations	-	(25,488)
Cash and cash equivalents at end of period	$338,763	$202,865
Interest paid	$195,481	$165,828
Income taxes paid, net	$139,036	$438,420

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

1. Basis of Presentation

The terms “we”, “us”, and “our” are used in this report to refer collectively to Pitney Bowes Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements of Pitney Bowes Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly our financial position at September 30, 2007 and December 31, 2006, our results of operations for the three and nine months ended September 30, 2007 and 2006 and our cash flows for the nine months ended September 30, 2007 and 2006 have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2007.

These statements should be read in conjunction with the financial statements and notes thereto included in our 2006 Annual Report to Stockholders on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current period presentation.

2. Nature of Operations

We are a provider of leading-edge, global, integrated mail and document management solutions for organizations of all sizes. We operate in two business groups: Mailstream Solutions and Mailstream Services. Mailstream Solutions includes worldwide revenue and related expenses from the sale, rental, and financing of mail finishing, mail creation, shipping, and production mail equipment; supplies; mailing and multi-vendor support services; payment solutions; and mailing, customer communication and location intelligence software. Mailstream Services includes worldwide revenue and related experience from facilities management contracts, reprographics, document management; and other value-added services for targeted customer markets; mail services operations, which include presort mail services and international outbound mail services; and marketing services. See Note 7 for details of our reporting segments and a description of their activities.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair value measurement is required. SFAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. In September 2007, the FASB decided to scope out SFAS No. 13, Accounting for Leases, from this standard on fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption allowed. We continue to evaluate the impact of adopting this Statement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We continue to evaluate the impact of adopting this Statement.

4. Discontinued Operations

On July 14, 2006, we completed the sale of our Capital Services external financing business to Cerberus Capital Management, L.P. (Cerberus) for approximately $747 million and the assumption of approximately $470 million of non-recourse debt and other liabilities. This sale resulted in the disposition of most of the external financing activity but we have retained certain leveraged leases in Canada, which are now included in our International Mailing segment. The proceeds received at closing were invested in short-term investments and were utilized to pay our tax obligations. See Note 15 for further discussion.

In August 2006, we reached a settlement with the Internal Revenue Service (IRS) on all outstanding tax audit issues in dispute for tax years through 2000. In the second quarter of 2006, we had estimated the potential impact of this anticipated settlement and recorded $61 million of additional tax expense, with $41 million included in discontinued operations. The $41 million tax estimate was not affected by the final settlement agreement reached in August 2006. See Note 15 for further discussion.

The following table shows selected financial information included in discontinued operations for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Discontinued Operations	2007	2006	2007	2006
Revenue	$-	$4,218	$-	$81,199
Pre-tax (loss) income	$-	$(14,675)	$-	$25,275

Net (loss) income	$(1,565)	$7,914	$(4,695)	$35,030
(Loss) gain on sale of Imagistics,
net of $368 tax benefit & $7,075 tax expense, respectively	-	(576)	-	11,065
FSC tax law change	-	-	-	(16,209)
Additional tax on IRS settlement	-	-	-	(41,000)
Loss on sale of Capital Services,
net of $1,883 and $284,605 tax benefit, respectively	-	(2,945)	-	(445,150)
Total discontinued operations, net of tax	$(1,565)	$4,393	$(4,695)	$(456,264)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Net loss for the three and nine months ended September 30, 2007 relates primarily to the accrual of interest on uncertain tax positions. Interest expense included in discontinued operations was $1.4 million and $19.2 million for the three and nine months ended September 30, 2006, respectively. Interest expense recorded in discontinued operations in 2006 included only interest on third-party debt that was assumed by Cerberus. We have not allocated other consolidated interest expense to discontinued operations.

5. Acquisitions

On September 12, 2007, we acquired Asterion SAS for $30 million in cash, net of cash acquired. Asterion is a leading provider of outsourced transactional print and document process services in France. We assigned the goodwill to the Management Services segment.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following table summarizes selected financial data for the opening balance sheet allocation of the acquisitions in 2007:

	Asterion	Digital Cement,	MapInfo
	SAS	Inc.	Corporation
Purchase price allocation
Short-term investments	$2,981	$-	$46,308
Current assets	35,805	2,146	41,213
Other non-current assets	28,370	908	46,562
Intangible assets	7,640	10,400	126,000
Goodwill	22,466	38,903	257,271
Current liabilities	(42,009)	(1,325)	(49,963)
Debt	(6,070)	-	(13,866)
Non-current liabilities	(19,353)	(13,028)	(5,990)
Purchase price, net of cash acquired	$29,830	$38,004	$447,535

Intangible assets
Customer relationships	$7,640	$10,400	$93,000
Mailing software and technology	-	-	30,000
Trademarks and trade names	-	-	3,000
Total intangible assets	$7,640	$10,400	$126,000

Intangible assets amortization period
Customer relationships	10 years	10 years	10 years
Mailing software and technology	-	-	7 years
Trademarks and trade names	-	-	2 years
Total weighted average	10 years	10 years	9 years

The following table summarizes selected financial data for the opening balance sheet allocations of the acquisitions in 2006:

	Print, Inc.	AAS	Ibis	Emtex
Purchase price allocation
Current assets	$9,385	$1,989	$6,468	$4,240
Other non-current assets	1,610	789	3,349	1,034
Intangible assets	8,144	8,200	17,700	14,540
Goodwill	36,057	31,670	40,751	25,076
Current liabilities	(7,660)	(1,033)	(3,258)	(11,946)
Non-current liabilities	(1,519)	-	-	(112)
Purchase price, net of cash acquired	$46,017	$41,615	$65,010	$32,832

Intangible assets
Customer relationships	$8,144	$4,000	$8,800	$3,300
Mailing software and technology	-	4,200	7,800	9,200
Trademarks and trade names	-	-	1,100	2,040
Total intangible assets	$8,144	$8,200	$17,700	$14,540

Intangible assets amortization period
Customer relationships	6 years	10 years	10 years	10 years
Mailing software and technology	-	5 years	5 years	5 years
Trademarks and trade names	-	-	3 years	5 years
Total weighted average	6 years	7 years	7 years	6 years

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for Asterion SAS, Digital Cement, Inc., and MapInfo. The purchase price allocation for these acquisitions will be finalized upon the completion of working capital closing adjustments and fair value analyses. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition. We do not anticipate significant adjustments to the preliminary estimated values. The amount of tax deductible goodwill added from acquisitions in the nine months ended September 30, 2007 and 2006 was $23.2 million and $120 million, respectively.

During the nine months ended September 30, 2007, we also completed several smaller acquisitions. The aggregate cost of these acquisitions was $51.8 million, net of cash acquired. These acquisitions did not have a material impact on our financial results.

Consolidated impact of acquisitions

The Condensed Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition.

The following unaudited pro forma consolidated revenue has been prepared as if the acquisitions had occurred at the beginning of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total revenue	$1,528,959	$1,512,792	$4,594,205	$4,458,068

The pro forma earnings of these acquisitions for the nine months ended September 30, 2007 and 2006 reduced our diluted earnings per share by approximately 5 cents, primarily due to the purchase accounting alignment for MapInfo. The pro forma consolidated results do not purport to be indicative of actual results that would have occurred had the acquisitions been completed on January 1, 2007 and 2006, nor do they purport to be indicative of the results that will be obtained in the future.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

6. Earnings per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2007 and 2006 is as follows:

	2007			2006
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share
Net income	$127,675			$148,620
Less:
Preferred stock dividends	-			-
Preference stock dividends	(20)			(22)
Basic earnings per share	$127,655	218,299	$0.58	148,598	221,322	$0.67

Effect of dilutive securities:
Data for basic earnings per share	127,655	218,299		148,598	221,322
Preferred stock	-	3		-	8
Preference stock	20	634		22	673
Stock options & stock purchase plans		1,989			1,932
Other		103			148
Diluted earnings per share	$127,675	221,028	$0.58	$148,620	224,083	$0.66

A reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 2007 and 2006 is as follows:

	2007			2006
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	Loss	Shares	Share
Net income (loss)	$424,710			$(53,926)
Less:
Preferred stock dividends	-			-
Preference stock dividends	(62)			(66)
Basic earnings (loss) per share	$424,648	219,247	$1.94	$(53,992)	223,000	$(0.24)

Effect of dilutive securities:
Data for basic earnings per share	$424,648	219,247		$(53,992)	223,000
Preferred stock	-	3		-	8
Preference stock	62	643		66	689
Stock options & stock purchase plans		2,279			2,022
Other		108			129
Diluted earnings (loss) per share	$424,710	222,280	$1.91	$(53,926)	225,848	$(0.24)

In accordance with SFAS No. 128, Earnings per Share, 402,877 and 919,869 weighted common stock equivalent shares for the three months ended September 30, 2007 and 2006, respectively, and 353,739 and 911,045 weighted common stock equivalent shares for the nine months ended September 30, 2007 and 2006, respectively, issuable upon the exercise of stock options are excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was anti-dilutive.

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

Production Mail: Includes the worldwide sale, financing, support and the other professional services of our high speed production mail systems and sorting equipment.

Software: Includes the worldwide sale and support services of non-equipment based mailing, and customer communication and location intelligence software.

Mailstream Services:

Management Services: Includes our worldwide facilities management services, secure mail services, reprographics, document management services; and litigation support and eDiscovery services.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Revenue and earnings before interest and taxes (EBIT) by business segment for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
U.S. Mailing	$571,568	$587,226	$1,780,890	$1,729,983
International Mailing	254,001	252,641	764,241	741,639
Production Mail	148,038	146,212	412,622	396,268
Software	92,256	49,979	223,580	139,614
Mailstream Solutions	1,065,863	1,036,058	3,181,333	3,007,504

Management Services	278,167	263,229	825,878	798,280
Mail Services	115,999	91,067	334,782	275,914
Marketing Services	48,248	42,977	123,555	102,488
Mailstream Services	442,414	397,273	1,284,215	1,176,682

Total revenue	$1,508,277	$1,433,331	$4,465,548	$4,184,186

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
EBIT: (1)
U.S. Mailing	$224,317	$232,337	$728,576	$697,816
International Mailing	33,424	43,843	116,311	131,565
Production Mail	16,560	13,668	42,500	32,512
Software	11,330	7,566	30,749	17,183
Mailstream Solutions	285,631	297,414	918,136	879,076

Management Services	17,140	18,976	53,929	61,367
Mail Services	17,446	9,444	44,104	30,100
Marketing Services	5,310	6,087	6,449	11,803
Mailstream Services	39,896	34,507	104,482	103,270

Total EBIT	325,527	331,921	1,022,618	982,346

Unallocated amounts:
Interest, net	(60,386)	(51,962)	(179,654)	(160,600)
Corporate expense	(47,993)	(47,743)	(146,915)	(144,963)
Restructuring charges	-	(6,771)	-	(17,409)
Other, net	(3,920)	-	(3,920)	-
MapInfo purchase accounting alignment	(5,854)	-	(13,754)	-
Income from continuing operations before
income taxes and minority interest	$207,374	$225,445	$678,375	$659,374

(1)	EBIT excludes general corporate expenses, restructuring charges, other expenses and the MapInfo purchase accounting alignment.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

8. Inventories

Inventories are composed of the following:

	September 30,	December 31,
	2007	2006
Raw materials and work in process	$97,680	$97,870
Supplies and service parts	77,539	82,669
Finished products	81,867	57,278
Total	$257,086	$237,817

9. Fixed Assets

	September 30,	December 31,
	2007	2006
Property, plant and equipment	$1,887,694	$1,831,140
Accumulated depreciation	(1,223,102)	(1,218,500)
Property, plant and equipment, net	$664,592	$612,640

Rental property and equipment	$1,190,411	$1,163,705
Accumulated depreciation	(684,349)	(659,794)
Rental property and equipment, net	$506,062	$503,911

Depreciation expense was $77.9 million and $78.2 million for the three months ended September 30, 2007 and 2006, respectively. Depreciation expense was $236.2 million and $233.1 million for the nine months ended September 30, 2007 and 2006, respectively. Depreciation expense for the nine months ended September 30, 2006 included $9.2 million expense for discontinued operations.

10. Intangible Assets and Goodwill

Intangible assets are composed of the following:

	September 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
.
Customer relationships	$444,285	$(114,686)	$329,599	$314,768	$(84,439)	$230,329
Supplier relationships	33,300	(8,952)	24,348	33,300	(5,954)	27,346
Software & technology	173,158	(59,613)	113,545	134,476	(42,357)	92,119
Trademarks & trade names	27,161	(15,830)	11,331	28,961	(14,716)	14,245
Non-compete agreements	5,491	(4,547)	944	5,247	(4,094)	1,153
Total intangible assets	$683,395	$(203,628)	$479,767	$516,752	$(151,560)	$365,192

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Amortization expense for intangible assets for the three months ended September 30, 2007 and 2006 was $18.5 million and $14.8 million, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2007 and 2006 was $49.1 million and $39 million, respectively. Estimated intangible assets amortization expense for the remainder of 2007 and the next five years is as follows:

Remaining for the year ending 12/31/07	$24,000
For the year ending 12/31/08	71,000
For the year ending 12/31/09	68,000
For the year ending 12/31/10	61,000
For the year ending 12/31/11	53,000
Thereafter	203,000
Total	$480,000

Changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2007 are as follows:

	Balance at	Acquired		Balance at
	January 1,	during the		September 30,
	2007	period	Other	2007

U.S. Mailing	$84,380	$12,047	$31,523	$127,950
International Mailing	392,434	5,949	3,689	402,072
Production Mail	102,848	4,165	2,239	109,252
Software	340,062	261,669	3,865	605,596
Mailstream Solutions	919,724	283,830	41,316	1,244,870

Management Services	429,990	22,466	6,866	459,322
Mail Services	216,709	6,461	4,613	227,783
Marketing Services	224,734	38,691	1,615	265,040
Mailstream Services	871,433	67,618	13,094	952,145

Total	$1,791,157	$351,448	$54,410	$2,197,015

“Other” includes the impact of post closing acquisition and foreign currency translation adjustments.

11. Long-term Debt

In September 2007, we issued $500 million of unsecured fixed rate notes maturing in September 2017. These notes bear interest at an annual rate of 5.75% and pay interest semi-annually beginning in March 2008. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, the financing of acquisitions, and repurchase of our stock.

On September 30, 2007, $0.6 billion remained available under the shelf registration statement filed in February 2005 with the Securities and Exchange Commission (SEC), permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

12. Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$127,675	$148,620	$424,710	$(53,926)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	88,978	(11,055)	159,282	91,335
Amortization of pension & post retirement cost	6,382	-	16,665
Net unrealized gain (loss) on derivative instruments	1,826	(7,060)	(787)	(4,846)
Comprehensive income	$224,861	$130,505	$599,870	$32,563

13. Restructuring Charges

Accrued restructuring balances at September 30, 2007 related to the program that we completed in 2006 are composed of the following:

	Balance at		Balance at
	January 1,	Cash	September 30,
	2007	payments	2007

Severance and benefit costs	$31,265	$(23,009)	$8,256
Other exit costs	2,284	(1,436)	848
Total	$33,549	$(24,445)	$9,104

The outstanding balance is expected to be substantially paid by the end of 2007.

Pre-tax restructuring reserves at December 31, 2006 were composed of the following:

	Balance at				Balance at
	January 1,	Restructuring	Cash	Non-cash	December 31,
	2006	charges	payments	charges	2006

Severance and benefit costs	$44,635	$33,254	$(46,624)	$-	$31,265
Asset impairments	-	754	-	(754)	-
Other exit costs	5,235	1,991	(4,942)	-	2,284
Total	$49,870	$35,999	$(51,566)	$(754)	$33,549

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

14. Pensions and Other Benefit Programs

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended September 30, 2007 and 2006 are as follows:

	United States		Foreign
	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Service cost	$7,000	$6,598	$3,444	$2,831
Interest cost	24,505	22,867	7,485	5,750
Expected return on plan assets	(32,645)	(31,184)	(10,029)	(7,975)
Amortization of transition cost	-	-	(178)	(166)
Amortization of prior service cost	(561)	(533)	176	157
Amortization of net loss	8,631	8,683	1,983	2,571
Settlement / curtailment	-	-	279	-
Net periodic benefit cost	$6,930	$6,431	$3,160	$3,168

The components of net periodic benefit cost for defined benefit pension plans for the nine months ended September 30, 2007 and 2006 are as follows:

	United States		Foreign
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$21,151	$21,529	$9,702	$8,218
Interest cost	70,616	70,851	21,001	16,731
Expected return on plan assets	(95,309)	(97,050)	(28,102)	(23,269)
Amortization of transition cost	-	-	(502)	(492)
Amortization of prior service cost	(1,623)	(1,651)	497	459
Amortization of net loss	22,394	25,764	5,589	7,936
Settlement / curtailment	-	-	624	-
Net periodic benefit cost	$17,229	$19,443	$8,809	$9,583

We expect to contribute up to $9.6 million and $10 million, respectively, to our U.S. and foreign pension plans during 2007. At September 30, 2007, $7.4 million and $8.3 million of contributions have been made to the U.S. and foreign pension plans, respectively.

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$713	$698	$2,382	$2,472
Interest cost	2,706	2,707	9,936	9,883
Amortization of prior service cost	(466)	(367)	(1,381)	(1,296)
Amortization of net loss	474	432	1,897	2,227
Net periodic benefit cost	$3,427	$3,470	$12,834	$13,286

For the three months ended September 30, 2007 and 2006, we made $9.1 million and $8.1 million of contributions representing benefit payments, respectively. Contributions for benefit payments were $24.8 million and $25.5 million for the nine months ended September 30, 2007 and 2006, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

15. Income Taxes

The effective tax rate for the three months ended September 30, 2007 and 2006 was 35.3% and 34.4%, respectively. The effective tax rate for the nine months ended September 30, 2007 and 2006 was 34.6% and 37.5%, respectively. The higher rate in the third quarter of 2007 is related to a $3.6 million non-cash deferred tax charge, related to a change in German and U.K. tax rates. The higher September 2006 year-to-date rate was primarily due to a $20 million charge that was recorded in the second quarter of 2006 in connection with the IRS settlement.

In June 2006, the FASB issued FIN. 48, Accounting for Uncertainty in Income Taxes, which supplements FAS 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained, which is a different standard than was previously required. We adopted the provisions of FIN 48 on January 1, 2007. As a result, on initial adoption we recognized an $84.4 million increase in our liability for uncertain tax positions and a corresponding reduction to our opening retained earnings. The total amount of unrecognized tax benefits including interest at January 1, 2007 was $460.4 million, of which $363.3 million would affect the effective tax rate if recognized. Our tax filings are under continual examination by tax authorities. On a regular basis we conclude tax return examinations, statutes of limitations expire, court decisions are made that interpret tax law and we regularly assess tax uncertainties in light of these developments. As a result of the ultimate settlement of certain tax examinations, our unrecognized tax benefits will decrease by approximately 10% in the fourth quarter of 2007. We do not anticipate any other significant adjustments to our unrecognized tax benefits during the next twelve months. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. We recognized $4.7 million in interest and penalties during the nine months ended September 30, 2007 and this amount was included in discontinued operations. We had $104.5 million accrued for the payment of interest and penalties at January 1, 2007. Included in the $524.0 million September 30, 2007 noncurrent deferred tax balance is $254.3 million of other noncurrent tax liabilities.

In August 2006, we reached a settlement with the IRS governing all outstanding tax audit issues in dispute for the tax years through 2000. These disputed items related primarily to the tax treatment of corporate owned life insurance (COLI) and related interest expense, the tax effect of the sale of certain preferred share holdings, and the tax treatment of certain Capital Services lease transactions. In the second quarter of 2006, we estimated the tax due as a result of the IRS settlement including our best estimate of the additional liability for these items in all open years, the sale of the Imagistics portfolio and the sale of the Capital Services business to be approximately $1.1 billion. Accordingly, we recorded $61 million of additional tax expense. The $1.1 billion tax liability was net of $330 million of IRS tax bonds previously posted. In the third quarter of 2006, we paid $239 million of the $1.1 billion obligation to the IRS, with the remainder paid by the end of 2006. These tax obligations were funded with proceeds previously received in 2006 from the sale of Imagistics and Capital Services and the advance against the cash surrender value of our COLI assets. Of the $61 million of tax expense, $41 million related to the Capital Services business and was included in discontinued operations and $20 million was included in continuing operations.

The current IRS exam of tax years 2001-2004 is estimated to be completed in 2008 while the formal statute of limitations for years 1995-2000 has also yet to expire. In connection with the 2001-2004 audit, we are currently disputing a recent formal request from the IRS in the form of a civil summons to provide certain company workpapers. The company believes that certain documents being sought should not be produced because they are privileged. In the third quarter, in a similar case, the U.S. District Court in Rhode Island ruled that certain company workpapers were in fact privileged. The IRS has stated its intention to appeal that decision. A similar issue is also being litigated before the U.S. District Court for the Northern District of Alabama. A variety of post-1999 tax years remain subject to examination by other tax authorities, including the U.K., Canada, Germany and various U.S. states. We have accrued our best estimate of the probable tax, interest and penalties that may result from these tax uncertainties in these and other jurisdictions. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flow.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

16. Commitment and Contingencies

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

Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002). In this patent litigation where the company prevailed at trial, the appellate process is proceeding.

Imagitas, Inc., Drivers’ Privacy Protection Act Litigation, MDL Docket No. 1828 (United States District Court, Middle District of Florida). In this Multi-District Litigation (MDL), expedited discovery has concluded on some discrete issues, and Imagitas has filed a motion for summary judgment. The state officials from Florida who were sued in their individual capacity have reached a settlement with the plaintiffs. As a result of that settlement, Imagitas has agreed to voluntarily suspend a portion of the program, pending a ruling in the litigation against it. During this period, Imagitas will still be placing advertisements in the registration renewal forms in Florida. The Multi-District Litigation panel denied the attempt by officials in Ohio, Missouri, and Minnesota to have the cases filed against them in their individual capacity removed from the MDL and returned to the respective courts where they were originally filed. The pendency of these litigations, regardless of their ultimate merit, may have a negative effect on the future prospects of the DriverSource program.

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

Guarantees

As part of the sale of the Capital Services business in the second quarter of 2006, we indemnified the buyer for certain guarantees by posting letters of credit at the date of sale. At September 30, 2007, the outstanding balance of these guarantees was $8.5 million.

Our maximum risk of loss related to these letters of credit arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value and supported by the creditworthiness of the customer.

Product Warranty

We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our best estimate of probable liability or product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, our product warranty liability at September 30, 2007 and December 31, 2006, respectively, was not material.

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

Overview

Business conditions during the third quarter were much more challenging than we originally anticipated. Our Software and Mail Services segments continued to have very strong results, but their performance was offset by weaker performance in our U.S. and International Mailing segments as well as in our Management Services segment. In addition, weakness in certain sectors of the economy, such as financial services, adversely affected our results this quarter.

Revenue for the third quarter increased 5% to $1.5 billion. Revenue growth was positively affected by acquisitions and foreign currency translation, which contributed about 4% and 2%, respectively.

Earnings per diluted share from continuing operations for the quarter was $0.58 compared with $0.64 per diluted share in the prior year. Earnings per diluted share from continuing operations for the third quarter of 2007 was reduced by approximately 2 cents due to the purchase accounting alignment for MapInfo, 2 cents due to a non-cash tax charge, primarily related to a tax rate change in Germany, and 1 cent due to an impairment charge for intangible assets in our legal solutions business. Earnings per diluted share from continuing operations for the third quarter of 2006 included a 2 cent reduction related to restructuring charges.

Net income for the quarter was $127.7 million compared with net income of $148.6 million in the prior year.

See Results of Operations – Third Quarter of 2007 compared to Third Quarter of 2006 for a more detailed discussion of our results of operations.

Outlook

On October 31, 2007, the Postal Regulatory Commission issued specific regulations to implement the U.S. postal reform bill signed into law in 2006. The rules create a new system under which postal rates will be set in the future.

As we address the current market conditions, we will examine all aspects of our operations and our investment strategies to ensure that we will deliver enhanced value to our shareholders. We will also review our mailing equipment product line in light of the evolving regulatory environment in the U.S., Canada and Europe, and accelerate our plans to improve our infrastructure to enhance the customer experience and lower costs.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Third Quarter of 2007 compared to Third Quarter of 2006

Business segment results

The following table shows revenue and earnings before interest and taxes (EBIT) by segment for the three months ended September 30, 2007 and 2006.

(Dollars in thousands)	Revenue			EBIT(1)
	Three months ended September 30,			Three months ended September 30,

	2007	2006	% change	2007	2006	% change
U.S. Mailing	$571,568	$587,226	(3)%	$224,317	$232,337	(3)%
International Mailing	254,001	252,641	1%	33,424	43,843	(24)%
Production Mail	148,038	146,212	1%	16,560	13,668	21%
Software	92,256	49,979	85%	11,330	7,566	50%
Mailstream Solutions	1,065,863	1,036,058	3%	285,631	297,414	(4)%

Management Services	278,167	263,229	6%	17,140	18,976	(10)%
Mail Services	115,999	91,067	27%	17,446	9,444	85%
Marketing Services	48,248	42,977	12%	5,310	6,087	(13)%
Mailstream Services	442,414	397,273	11%	39,896	34,507	16%

Total	$1,508,277	$1,433,331	5%	$325,527	$331,921	(2)%

(1) See reconciliation of segment amounts to Income from Continuing Operations before Income Taxes and Minority Interest in Note 7 to the Condensed Consolidated Financial Statements.

During the third quarter of 2007, Mailstream Solutions revenue increased 3% and EBIT decreased 4% compared with the prior year. U.S. Mailing’s revenue and EBIT decreased 3% due to lower equipment sales and rentals following the strong second quarter and the wind-down of meter migration. International Mailing revenue grew 1% and EBIT declined 24%. International Mailing revenue growth benefited by about 6% from favorable foreign currency. The segment’s results were adversely affected by lower equipment sales and rentals in Europe. The segment’s EBIT was also adversely impacted by continued investments in growth in sales and marketing channels in Europe, and expenses related to outsourcing our European back office operations. Worldwide revenue for Production Mail grew 1%, driven by foreign currency translation which contributed 2% to growth. Production Mail EBIT grew 21% due to a favorable mix of equipment sales. Software’s revenue grew by 85% and EBIT grew 50%. The segment’s results were driven by the acquisition of MapInfo, which increased revenue by about 68%, favorable foreign currency translation, which contributed about 7%, and continued strong demand for our software solutions, particularly outside the U.S.

During the third quarter of 2007, Mailstream Services revenue grew 11% and EBIT increased 16% compared with the prior year. Management Services revenue grew 6% and EBIT declined 10%. Management Services revenue benefited about 2% from acquisitions and 2% from foreign currency translation. Management Services results were positively impacted by strong written business in prior quarters but were adversely affected by continued weakness in the legal solutions business, delays in government contracts, and lower pricing on contract renewals. Mail Services revenue grew 27% due to continued growth in presort and cross-border mail services. Mail Services EBIT grew by 85% to $17.4 million as a result of the ongoing successful integration of acquired sites and increased operating efficiencies. Marketing Services revenue grew 12% and EBIT decreased 13%. The acquisition of Digital Cement, Inc. contributed 15% to revenue growth, but lower revenue in our motor vehicle registration services had an adverse effect on the segment’s results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue by source

The following table shows revenue by source for the three months ended September 30, 2007 and 2006:

(Dollars in thousands)	Three Months Ended September 30,

	2007	2006	% change

Equipment sales	$307,897	$337,291	(9)%
Supplies	95,497	84,728	13%
Software	92,256	49,979	85%
Rentals	183,452	196,219	(7)%
Financing	201,241	185,547	8%
Support services	185,520	182,294	2%
Business services	442,414	397,273	11%
Total revenue	$1,508,277	$1,433,331	5%

Equipment sales revenue decreased 9% from the prior year, primarily due to lower sales of mailing equipment in the U.S. and Europe, partially offset by favorable currency translation of 2%.

Supplies revenue increased 13% from the prior year due to the transition of our meter base to digital technology, the acquisition of our print management business last year which contributed 3%, and foreign currency translation which contributed 3%.

Software revenue increased 85% from the prior year due to the acquisition of MapInfo, which contributed 68% to this increase, favorable currency translation, which contributed 7% to growth, and strong demand for our software solutions.

Rentals revenue declined 7% from the prior year due primarily to the continued downsizing by customers to smaller machines.

Financing revenue increased 8% from the prior year, primarily due to higher revenue from payment solutions and higher lease revenue from the higher equipment sales in the second quarter.

Support services revenue increased 2% from the prior year. Acquisitions contributed 1% to this growth and foreign currency translation contributed 2%. Support services revenue was negatively affected by lower equipment sales.

Business services revenue increased 11% from the prior year, due primarily to strong growth in our presort and cross-border mail services. Acquisitions and foreign currency translation contributed 5% and 1%, respectively, to this growth.

Costs and expenses

(Dollars in thousands)	Three Months Ended September 30,
	2007	2006

Cost of equipment sales	$164,659	$173,068
Cost of supplies	$27,061	$26,071
Cost of software	$21,749	$11,044
Cost of rentals	$42,630	$42,231
Cost of support services	$108,011	$104,042
Cost of business services	$345,024	$307,378
Selling, general and administrative	$479,772	$443,426
Research and development	$47,691	$41,893

Cost of equipment sales as a percentage of revenue increased to 53.5% in the third quarter of 2007 compared with 51.3% in the prior year, primarily due to the decrease in sales of higher margin equipment in the U.S.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of supplies as a percentage of revenue decreased to 28.3% in the third quarter of 2007 compared with 30.8% in the prior year, primarily due to favorable product mix.

Cost of software increased to 23.6% of revenue in the third quarter of 2007 compared with 22.1% in the prior year, primarily due to the acquisition of MapInfo.

Cost of rentals as a percentage of revenue increased to 23.2% for the third quarter of 2007 compared with 21.5% in the prior year due to higher depreciation costs from the placement of new meters.

Cost of support services increased to 58.2% of revenue in the third quarter of 2007 compared with 57.1% in the prior year, primarily due to a higher mix of lower margin international sales.

Cost of business services increased to 78.0% of revenue in the third quarter of 2007 compared with 77.4% in the third quarter of 2006, primarily due to continued weakness in legal solutions and lower margin on contract renewals at Management Services.

Selling, general and administrative expenses increased to 31.8% of total revenue in the third quarter of 2007 compared with 30.9% in the prior year. This increase is due primarily to the acquisition of MapInfo, which has a higher proportion of selling, general and administrative costs, and lower equipment sales during the quarter.

Research and development expenses increased 13.8% in the third quarter of 2007 compared with the prior year due primarily to the acquisition of MapInfo. Our investment in research and development reflects our continued focus on developing new technologies and enhancing features for our products.

Restructuring

In connection with our restructuring program that we concluded in 2006, we recorded pre-tax restructuring charges of $6.8 million for the three months ended September 30, 2006.

The pre-tax restructuring costs were composed of:

Three Months Ended
September 30,
(Dollars in thousands)	2006

Severance and benefit costs	$5,799
Asset impairments	225
Other exit costs	747
Total restructuring costs	$6,771

We primarily fund restructuring payments with cash from operating activities. We expect to pay most of the outstanding restructuring balance by the end of 2007. We expect the restructuring initiatives to continue to increase our operating efficiency and effectiveness in 2007 and beyond while enhancing growth, primarily as a result of the reduction in personnel-related expenses.

Accrued restructuring balances at September 30, 2007 are composed of the following:

	Balance at		Balance at
	January 1,	Cash	September 30,
(Dollars in thousands)	2007	payments	2007

Severance and benefit costs	$31,265	$(23,009)	$8,256
Other exit costs	2,284	(1,436)	848
Total	$33,549	$(24,445)	$9,104

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest expense

Interest expense for the three months ended September 30, 2007 and 2006:

(Dollars in thousands)	Three Months Ended September 30,
	2007	2006	% change

Interest expense, net	$60,386	$51,962	16%

Net interest expense increased by $8.4 million or 16% in the third quarter of 2007 compared with the prior year due to higher average borrowings. Also, last year we had interest income on the cash balance that resulted from the Capital Services divestiture.

Other, net

In the third quarter of 2007, we recorded a pre-tax expense of $4.3 million related to the impairment of certain intangible assets in our legal solutions business.

In the third quarter of 2007, we recorded a net pre-tax gain of $0.4 million related to a revised liability estimate associated with prior legal settlements net of other legal matters.

Income Taxes

The effective tax rate for the third quarter of 2007 was 35.3% compared with 34.4% in the prior year. The rate for 2007 includes a $3.6 million non-cash deferred tax charge, due to a tax rate change in Germany and the U.K.

Minority Interest

The following table details minority interest for the three months ended September 30, 2007 and 2006:

(Dollars in thousands)	Three Months Ended September 30,
	2007	2006	% change

Minority interest	$4,862	$3,653	33%

Minority interest includes dividends paid to preferred stockholders in a subsidiary. Minority interest increased by $1.2 million or 33% in the third quarter of 2007 compared with the prior year due to an increase in outstanding preferred shares and the weighted average dividend rate which is set at auction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

The following table details the components of discontinued operations for the three months ended September 30, 2007 and 2006:

(Dollars in thousands)	Three Months Ended September 30,
	2007	2006
Revenue	$-	$4,218
Pre-tax loss	$-	$(14,675)

Net (loss) income	$(1,565)	$7,914
Loss on sale of Imagistics, net of $368 tax benefit	-	(576)
Loss on sale of Capital Services, net of $1,883 tax benefit	-	(2,945)
Total discontinued operations, net of tax	$(1,565)	$4,393

See Note 4 to the Condensed Consolidated Financial Statements for further discussion and details of the discontinued operations.

Results of Operations – Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

Revenue by source

The following table shows revenue by source for the nine months ended September 30, 2007 and 2006:

(Dollars in thousands)	Nine Months Ended September 30,

	2007	2006	% change

Equipment sales	$961,868	$959,683	-%
Supplies	292,197	250,412	17%
Software	223,580	139,614	60%
Rentals	552,433	590,257	(6)%
Financing	586,658	538,139	9%
Support services	564,597	529,399	7%
Business services	1,284,215	1,176,682	9%
Total revenue	$4,465,548	$4,184,186	7%

Equipment sales revenue was flat compared with the prior year as higher sales of equipment in the U.S. and favorable currency translation of 2% were offset by lower international sales.

Supplies revenue increased 17% over the prior year period due to transition of our meter base to digital technology. The acquisition of our print management business last year contributed 4% to this increase and foreign currency translation contributed 3% to this growth.

Software revenue increased 60% over the prior year period due to the acquisition of MapInfo, which contributed 44% to this overall increase, favorable currency translation, which contributed 3% to growth, and strong worldwide demand for our software solutions.

Rentals revenue declined 6% over the prior year period due to continued downsizing by customers to smaller machines.

Financing revenue increased 9% over the prior year period, primarily due to higher revenue from payment solutions and growth in our equipment leasing volumes.

Support services revenue increased 7% compared with the prior year period. This growth was primarily driven by higher service revenue from production mail and mailing equipment. Acquisitions contributed 2% and foreign currency translation contributed 2% to this growth.

Business services revenue increased 9% from the prior year period. This growth was driven by higher demand for our mail services. Acquisitions contributed 4% and foreign currency translation contributed 1% to this growth.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs and expenses

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2006

Cost of equipment sales	$481,873	$485,828
Cost of supplies	$77,909	$66,475
Cost of software	$54,373	$32,326
Cost of rentals	$128,312	$128,070
Cost of support services	$320,832	$298,791
Cost of business services	$1,008,647	$917,285
Selling, general and administrative	$1,393,289	$1,293,619
Research and development	$138,364	$124,409

Cost of equipment sales as a percentage of revenue decreased to 50.1% in the first nine months of 2007 compared with 50.6% in the prior year, primarily due to the increase in sales of higher margin equipment in the U.S.

Cost of supplies as a percentage of revenue was 26.7% in the first nine months of 2007 compared with 26.5% in the prior year.

Cost of software as a percentage of revenue increased to 24.3% of revenue in the first nine months of 2007 compared to 23.2% in the prior year, due primarily to the acquisition of MapInfo.

Cost of rentals as a percentage of revenue increased to 23.2% in the first nine months of 2007 compared with 21.7% in the prior year, primarily due to higher depreciation costs from placements of new meters.

Cost of support services as a percentage of revenue was 56.8% for the nine months of 2007 compared to 56.4% for the prior year.

Cost of business services increased to 78.5% of revenue in the first nine months of 2007 compared with 78.0% in the prior year, due to continued integration costs in our legal solutions businesses at Management Services and higher margin print contracts in the prior year that did not repeat this year.

Selling, general and administrative expenses as a percentage of total revenue was 31.2% for the first nine months of 2007 compared to 30.9% for last year. The acquisition of MapInfo and continued investments in sales and marketing channels offset benefits from our productivity initiatives.

Research and development expenses as a percentage of total revenue were 3.1% in the first nine month of 2007 compared with 3.0% in the prior year. Research and development expenses increased due primarily to the acquisition of MapInfo.

Restructuring

Pre-tax restructuring costs of $17.4 million for the nine months ended September 30, 2006 were composed of:

Nine Months Ended
(Dollars in thousands)	September 30,
2006
Severance and benefit costs	$14,936
Asset impairments	739
Other exit costs	1,734
Total restructuring costs	$17,409

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest expense

The following table shows net interest expense for the nine months ended September 30, 2007 and 2006:

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2006	% change

Interest expense, net	$179,654	$160,600	12%

Net interest expense increased by $19.1 million or 12% in the first nine months of 2007 compared with the prior year due primarily to higher average borrowings.

Other, net

In the third quarter of 2007, we recorded a pre-tax expense of $4.3 million related to impairment of certain intangible assets in the legal solutions business.

In the third quarter of 2007, we recorded a net pre-tax gain of $0.4 million related to a revised liability estimate associated with prior legal settlements net of other legal matters.

Income Taxes

The effective tax rate for the first nine months of 2007 was 34.6% compared with 37.5% in the prior year. The effective rate for 2007 includes a third quarter $3.6 million non-cash deferred tax charge, due to a tax rate change in Germany and the U.K. The effective rate for 2006 included a $20 million charge related to the IRS settlement discussed in Note 15 to the Condensed Consolidated Financial Statements.

Minority Interest

The following table details minority interest for the nine months ended September 30, 2007 and 2006:

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2006	% change

Minority interest	$14,404	$9,814	47%

Minority interest includes dividends paid to preferred stockholders in subsidiary companies. Minority interest increased by $4.6 million or 47% compared to the prior year due to an increase in outstanding preferred shares and the weighted average dividend rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

The following table details the components of discontinued operations for the nine months ended September 30, 2007 and 2006:

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Revenue	$-	$81,199
Pre-tax income	$-	$25,275

Net (loss) income	$(4,695)	$35,030
Gain on sale of Imagistics, net of $7,075 tax	-	11,065
FSC tax law change	-	(16,209)
Additional tax on IRS settlement	-	(41,000)
Loss on sale of Capital Services, net of $284,605 tax benefit	-	(445,150)
Total discontinued operations, net of tax	$(4,695)	$(456,264)

See Note 4 to the Condensed Consolidated Financial Statements for further discussion and details of the discontinued operations.

Acquisitions

On September 12, 2007, we acquired Asterion SAS for $30 million in cash, net of cash acquired. Asterion is a leading provider of outsourced transactional print and document process services in France. We assigned the goodwill to the Management Services segment.

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

During the nine months ended September 30, 2007, we also completed several smaller acquisitions. The aggregate cost of these acquisitions was $51.8 million, net of cash acquired. These acquisitions did not have a material impact on our financial results.

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

Cash Flow Summary

The change in cash and cash equivalents is as follows:

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2006

Cash provided by operating activities	$696,768	$335,790
Cash (used in) provided by investing activities	(739,698)	11,721
Cash provided by (used in) financing activities	137,442	(365,013)
Effect of exchange rate changes on cash	5,149	2,346
Increase (decrease) in cash and cash equivalents	$99,661	$(15,156)

2007 Cash Flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The increase in cash flow provided by operating activities for the nine months ended September 30, 2007 compared with the prior year is primarily due to lower additions to finance receivables and the tax payment related to the IRS settlement in 2006. For the nine months ended September 30, 2007, the net increase in our deferred taxes on income and income taxes payable contributed $86.0 million to cash from operations resulting primarily from the timing of tax payments. The decrease in accounts payable and accrued liabilities reduced our cash from operations by $56.5 million, primarily due to the payment of year-end compensation and commissions, and the timing of accounts payable following the strong fourth quarter of 2006. The increase in our internal finance receivable balances decreased cash from operations by $76.4 million, reflecting growth in equipment placements and our payment solutions business during the first nine months.

The net cash used in investing activities consisted primarily of acquisitions, net of cash acquired, of $559.9 million and capital expenditures of $202.0 million.

Net cash provided by financing activities consisted primarily of a net increase in debt of $535.6 million and $99.0 million received from stock issuances partially offset by stock repurchases of $280.0 million and dividends paid to stockholders of $217.2 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2006 Cash Flows

The cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The increase in our internal finance receivable balances decreased cash from operations by $138.0 million, reflecting growth in equipment placements and our payment solutions business during the first nine months. Cash provided by discontinued operations included in operating activities was approximately $1 million.

Net cash provided by investing activities consisted of proceeds of $746.9 million received from the sale of our Capital Services external financing business, net proceeds of $281.7 million received from the sale of our Imagistics lease portfolio and an advance of $138.4 million against the cash surrender value of our COLI policies. Cash used in investing activities consisted of $778.5 million in short-term investments, capital expenditures of $243.9 million, and acquisitions, net of cash acquired, of $225.2 million.

Net cash used in financing activities consisted mainly of stock repurchases of $311.8 million and dividends paid of $214.2 million. Cash provided in financing activities included the issuance of stock of $65.4 million and an increase in net debt of $95.6 million.

Capital Expenditures

During the first nine months of 2007, capital expenditures included $107.9 million in net additions to property, plant and equipment and $94.1 million in net additions to rental equipment and related inventories compared with $95.7 million and $148.2 million, respectively, in the same period in 2006.

We expect capital expenditures for the full year of 2007 to be lower than the prior year, primarily due to the wind-down of our customers’ transition to digital meters.

Financings and Capitalization

We have a commercial paper program that provides short-term liquidity. Commercial paper remains a significant liquidity source. As of September 30, 2007, we have $554.0 million of outstanding commercial paper issuances. We have unused credit facilities of $1.5 billion which supports commercial paper issuances.

In September 2007, we issued $500 million on unsecured fixed rate notes maturing in September 2017. These notes bear interest at an annual rate of 5.75% and pay interest semi-annually beginning in March 2008. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, the financing of acquisitions and repurchase of our stock.

In addition to our borrowing capability under the unused credit facilities described above, we have $0.6 billion remaining available under the shelf registration statement filed in February 2005 with the SEC, permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair value measurement is required. SFAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. In September 2007, the FASB decided to scope out SFAS No. 13, Accounting for Leases, from this standard on fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption allowed. We continue to evaluate the impact of adopting this Statement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We continue to evaluate the impact of adopting this Statement.

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

Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2007. In addition, no change in internal control over financial reporting occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

This item updates the legal proceedings more fully described in our 2006 Annual Report on Form 10-K, filed March 1, 2007, and as updated in our Forms 10-Q filed May 4, 2007 and August 6, 2007.

Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002). In this patent litigation where the company prevailed at trial, the appellate process is proceeding.

Imagitas, Inc., Drivers’ Privacy Protection Act Litigation, MDL Docket No. 1828 (United States District Court, Middle District of Florida). In this Multi-District Litigation (MDL), expedited discovery has concluded on some discrete issues, and Imagitas has filed a motion for summary judgment. The state officials from Florida who were sued in their individual capacity have reached a settlement with the plaintiffs. As a result of that settlement, Imagitas has agreed to voluntarily suspend a portion of the program, pending a ruling in the litigation against it. During this period, Imagitas will still be placing advertisements in the registration renewal forms in Florida. The Multi-District Litigation panel denied the attempt by officials in Ohio, Missouri, and Minnesota to have the cases filed against them in their individual capacity removed from the MDL and returned to the respective courts where they were originally filed. The pendency of these litigations, regardless of their ultimate merit, may have a negative effect on the future prospects of the DriverSource program.

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

In March 2007, our Board of Directors authorized the repurchase of up to an additional $300 million of our common stock in the open market. We repurchased 3.0 million shares during the nine months ended September 30, 2007 under this program for a total price of $138.8 million, leaving $161.2 remaining for future repurchases.

The following table summarizes our share repurchase activity under active programs during the first nine months of 2007:

			Total number of	Approximate dollar value
	Total number	Average price	shares purchased as	of shares that may yet be
	of shares	paid per	part of a publicly	purchased under the plan
Period	purchased	share	announced plan	(in thousands)
March 2006 Program
Balance carried forward				$141,199
January 2007	866,300	$47.88	866,300	$ 99,721
February 2007	451,850	$47.99	451,850	$ 78,035
March 2007	586,100	$45.78	586,100	$ 51,203
April 2007	518,700	$46.95	518,700	$ 26,849
May 2007	564,452	$47.57	564,452	$ -
Total	2,987,402		2,987,402
March 2007 Program
March 2007	-	-	-	$300,000
April 2007	-	-	-	$300,000
May 2007	61,148	$47.57	61,148	$297,090
June 2007	661,054	$46.73	661,054	$266,199
July 2007	484,000	$46.74	484,000	$243,575
August 2007	1,116,400	$44.79	1,116,400	$193,577
September 2007	714,800	$45.29	714,800	$161,203
Total	6,024,804		6,024,804

Item 6: Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

November 8, 2007

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