Form 10-K
period 2007-12-31
PITNEY BOWES INC /DE/
filed 2008-02-29
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission file number: 1-3579

PITNEY BOWES INC.

Incorporated in Delaware	I.R.S. Employer Identification No.
1 Elmcroft Road, Stamford, Connecticut 06926-0700	06-0495050
(203) 356-5000

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value per share	New York Stock Exchange
$2.12 Convertible Cumulative Preference Stock (no par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: 4% Convertible Cumulative Preferred Stock ($50 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $10,295,378,321 based on the closing sale price as reported on the New York Stock Exchange.

Number of shares of common stock, $1 par value, outstanding as of close of business on February 26, 2008: 211,088,288 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Commission on or before March 31, 2008 and to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders to be held May 12, 2008, are incorporated by reference in Part III.

PITNEY BOWES INC.
TABLE OF CONTENTS

PITNEY BOWES INC.
PART I

ITEM 1. – BUSINESS

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

Software: Includes the worldwide sale and support services of non-equipment-based mailing and customer communication and location intelligence software.

Mailstream Services:

Management Services: Includes worldwide facilities management services; secure mail services; reprographic, document management services; and litigation support and eDiscovery services.

Mail Services: Includes presort mail services and cross-border mail services.

Marketing Services: Includes direct marketing services for targeted customers; web-tools for the customization of promotional mail and marketing collateral; and other marketing consulting services.

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

Competition

We are a leading supplier of products and services in our business segments, particularly postage meters, mailing equipment and related document messaging services and software, management services, mail services and marketing services. Our meter base and our continued ability to place and finance meters in key markets is a significant contributor to our current and future revenue and profitability. However, all of our segments face strong competition from a number of companies. In particular, we face competition for new placements of mailing equipment from other postage meter and mailing machine suppliers, and our mailing products, services and software face competition from products and services offered as alternative means of message communications. In addition, the financing business is highly competitive. Leasing companies, commercial finance companies, commercial banks and other financial institutions compete, in varying degrees, in the markets in which our finance operations do business. Our competitors range from very large, diversified financial institutions to many small, specialized firms. We offer a complete line of products and services as well as a variety of finance and payment offerings to our customers. We finance the majority of our products through our captive financing business and we are a major provider of business services to the corporate, financial services, professional services and government markets, competing against national, regional and local firms specializing in facilities and document management throughout the world.

We believe that our long experience and reputation for product quality, and our sales and support service organizations are important factors in influencing customer choices with respect to our products and services.

Research, Development and Intellectual Property

Our significant investment in research and development operations differentiates us from our competitors. We have many research and development programs that are directed toward developing new products and service offerings. As a result of our research and development efforts, we have been awarded a number of patents with respect to several of our existing and planned products. We do not believe our businesses are materially dependent on any one patent or any group of related patents or on any one license or any group of related licenses. Our expenditures on research and development were $186 million, $165 million and $166 million in 2007, 2006 and 2005, respectively.

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

Employees and Employee Relations

At December 31, 2007, we employed 26,267 persons in the U.S. and 9,898 persons outside the U.S. Headcount increased in 2007 compared to 2006 primarily due to our acquisitions in 2007. We believe that our current relations with employees are very good. The large majority of our employees are not represented by any labor union. Our management follows the policy of keeping employees informed of decisions, and encourages and implements employee suggestions whenever practicable.

ITEM 1A. – RISK FACTORS

In addition to other information and risk disclosures contained in this Form 10-K, the risk factors discussed in this section should be considered in evaluating our business. We work to manage and mitigate these risks proactively, including through our use of an enterprise risk management program. In our management of these risks, we also evaluate the potential for additional opportunities that may be exploitable in mitigating these risks. Nevertheless, the following risks, some of which may be beyond our control, could materially impact our brand and reputation or results of operations or could cause future results to differ materially from our current expectations:

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

Access to additional liquidity

We provide financing services to our customers for equipment, postage, and supplies. Our ability to provide these services is largely dependent upon our continued access to the U.S. capital markets. An additional source of liquidity for the company consists of deposits held in our wholly-owned industrial loan corporation, Pitney Bowes Bank (“Bank”). A significant credit rating downgrade, material capital market disruptions, significant withdrawals by depositors at the Bank, or adverse changes to our industrial loan charter could impede our ability to maintain adequate liquidity, and impact our ability to provide competitive offerings to our customers.

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

Intellectual property infringement

We rely on copyright, trade secret, patent and other intellectual property laws in the United States and similar laws in other countries to establish and protect proprietary rights that are important for our business. If we fail to enforce our intellectual property rights, our business may suffer. We, or our suppliers, may be subject to third-party claims of infringement on intellectual property rights. These claims, if successful, may require us to redesign affected products, enter into costly settlement or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products.

Litigation and regulation

Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As a large multi-national corporation that does business throughout all of the United States and in many other countries, subsequent developments in legal proceedings, including private civil litigations or proceedings brought by governmental entities, or changes in laws or regulations or their interpretation or administration, including developments in antitrust law or regulation, class actions, or intellectual property litigations, could result in an adverse effect on our results of operations. For a description of current legal proceedings and regulatory matters, see Legal Proceedings in Item 3 and Legal and Regulatory Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

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

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2. – PROPERTIES

Our world headquarters and certain other facilities are located in Stamford, Connecticut. We have over 500 facilities that are either leased or owned throughout the U.S. and other countries. Our Mailstream Solutions and Mailstream Services businesses utilize these facilities jointly and separately. Our products are manufactured or assembled in a number of locations, principally in Danbury, Connecticut; Harlow, United Kingdom; and Lyon and St. Denis, France. We believe that our manufacturing, administrative and sales office properties are adequate for the needs of all of our operations.

ITEM 3. – LEGAL PROCEEDINGS

In the ordinary course of business, we are routinely defendants in or party to a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things:

•	contractual rights under vendor, insurance or other contracts

•	intellectual property or patent rights

•	equipment, service, payment, contractual or other disputes with customers

•	disputes with employees

These litigations are on occasion brought on behalf of purported classes of customers, employees or others.

We are a defendant in a patent action brought by Ricoh Company, Ltd., in which there are allegations of infringement against certain of our important mailing products, including the DM SeriesTM. Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002). The plaintiff in this action is seeking both large damages and injunctive relief. We prevailed at the trial held in this matter in the fall of 2006. The jury found the Ricoh patents at issue to be invalid. Even though a finding of invalidity means that the plaintiff’s claim must fail, the jury was also required to rule on infringement and found that we infringed the Ricoh patents and did so willfully. As a result of the invalidity finding, we prevailed and no damages were awarded. The matter is currently on appeal to the United States Court of Appeals for the Federal Circuit.

Our wholly-owned subsidiary, Imagitas, Inc., is a defendant in ten purported class actions filed in six different states. These litigations have been consolidated into a single federal multi-district litigation in the United States District for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act (Consolidated, May 28, 2007). Each of these lawsuits alleges that the Imagitas DriverSource program violates the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas enters into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assists the state in performing its function of delivering these mailings and funding the costs of them. The plaintiffs in these actions are seeking both statutory damages under the DPPA and an injunction against the continuation of the program. The plaintiffs have also sued state officials in four of the affected states, Florida, Minnesota, Missouri, and Ohio. Those suits have also been consolidated into the multi-district litigation. The state officials from Florida who were sued in their individual capacity have reached a settlement with the plaintiffs. As a result of that settlement, Imagitas has agreed to voluntarily suspend a portion of the program, pending a ruling in the litigation against it. During this period, Imagitas will still be placing advertisements in the registration renewal forms in Florida.

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

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our stockholders during the three months ended December 31, 2007.

PART II

ITEM 5. –	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pitney Bowes common stock is traded under the symbol “PBI”. The principal market is the New York Stock Exchange (NYSE). Our stock is also traded on the Boston, Chicago, Philadelphia, Pacific and Cincinnati stock exchanges. At December 31, 2007, we had 21,574 common stockholders of record.

On November 14, 2007, our Board of Directors authorized a two-cent increase of our quarterly common stock dividend to $0.35 per share, marking the 26th consecutive year that we have increased the dividend on our common stock. This represents a 6 percent increase and applies to the dividend with a record date of February 18, 2008.

See Equity Compensation Plan Information Table in Item 12 of this Form 10-K for information regarding securities for issuance under our equity compensation plans.

Stock Information

Dividends per common share:

Quarter	2007	2006

First	$0.33	$0.32
Second	0.33	0.32
Third	0.33	0.32
Fourth	0.33	0.32

Total	$1.32	$1.28

Quarterly price ranges of common stock as reported on the NYSE:

	2007		2006

Quarter	High	Low	High	Low

First	$48.95	$44.61	$44.63	$41.01
Second	$49.70	$45.22	$44.24	$40.18
Third	$48.91	$43.04	$45.12	$40.38
Fourth	$47.07	$36.40	$47.97	$44.19

Share Repurchases

We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market. We have not repurchased or acquired any other shares of our common stock during 2007 in any other manner.

In March 2006, our Board of Directors authorized $300 million for repurchases of outstanding shares of our common stock in the open market of which $141.2 million remained for future purchases at December 31, 2006. We repurchased 3.0 million shares during the first five months of 2007 under this program for a total price of $141.2 million. There are no further funds available under this authorization for the repurchase of outstanding shares.

In March 2007, our Board of Directors authorized $300 million for repurchases of outstanding shares of our common stock in the open market. In November 2007, our Board of Directors increased this share repurchase authorization by $365.4 million. We repurchased 6.1 million shares at a total price of $258.8 million during 2007 under this program. As of December 31, 2007, there was $406.6 million available for future repurchases under this program.

For the combined 2006 and 2007 programs, we repurchased a total of 9.1 million shares for a total price of $400.0 million during 2007.

The following table summarizes our share repurchase activity during the fourth quarter for the 2007 program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)

March 2007 Program
October 2007	597,400	$44.54	597,400	$134,596
November 2007	832,000	$37.97	832,000	$468,413
December 2007	1,620,900	$38.13	1,620,900	$406,607

Total repurchases	3,050,300		3,050,300

ITEM 6. –	SELECTED FINANCIAL DATA

The following tables summarize selected financial data for the Company, and should be read in conjunction with the more detailed consolidated financial statements and related notes thereto included under Item 8 of this Form 10-K.

Summary of Selected Financial Data
(Dollars in thousands, except per share
amounts)

	Years ended December 31,

	2007	2006	2005	2004	2003

Total revenue	$6,129,795	$5,730,018	$5,366,936	$4,832,304	$4,440,312
Total costs and expenses	5,469,084	4,815,528	4,555,268	4,223,914	3,846,655
Income from continuing operations before income taxes and minority interest	660,711	914,490	811,668	608,390	593,657
Provision for income taxes	280,222	335,004	328,597	197,317	185,046
Minority interest	19,242	13,827	9,828	5,634	4,543

Income from continuing operations	361,247	565,659	473,243	405,439	404,068
Discontinued operations	5,534	(460,312)	35,368	56,557	72,744

Net income	$366,781	$105,347	$508,611	$461,996	$476,812

Basic earnings per share of common stock:
Continuing operations	$1.65	$2.54	$2.07	$1.76	$1.73
Discontinued operations	0.03	(2.07)	0.15	0.24	0.31

Net income	$1.68	$0.47	$2.22	$2.00	$2.04

Diluted earnings per share of common stock:
Continuing operations	$1.63	$2.51	$2.04	$1.73	$1.71
Discontinued operations	0.03	(2.04)	0.15	0.24	0.31

Net income	$1.66	$0.47	$2.19	$1.97	$2.02

Total cash dividends on common, preference and preferred stock	$288,790	$285,051	$284,348	$282,265	$280,870
Cash dividends per share of common stock	$1.32	$1.28	$1.24	$1.22	$1.20
Average common and potential common shares outstanding	221,219,746	225,443,060	232,089,178	234,229,987	236,183,715
Cash provided by (used in) operating activities	$1,060,465	$(286,574)	$530,441	$935,487	$842,109
Depreciation and amortization	$383,141	$363,258	$331,963	$306,750	$288,808
Capital expenditures	$264,656	$327,877	$291,550	$316,982	$285,681

Balance sheet
Total assets	$9,549,943	$8,608,944	$10,621,382	$10,211,626	$8,891,388
Long-term debt	$3,802,075	$3,847,617	$3,849,623	$3,164,688	$2,840,943
Total debt	$4,755,842	$4,338,157	$4,707,365	$4,375,163	$3,569,601
Preferred stockholders’ equity in subsidiary companies	$384,165	$384,165	$310,000	$310,000	$310,000
Stockholders’ equity	$643,303	$699,189	$1,364,249	$1,349,152	$1,145,416

Other
Common stockholders of record	21,574	22,923	23,639	26,129	27,011
Total employees	36,165	34,454	34,165	35,183	32,474

ITEM 7. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in Forward-Looking Statements and elsewhere in this report.

Overview

Revenue grew 7% in 2007 to $6.1 billion. Acquisitions and foreign currency translation contributed about 4% and 2%, respectively to this growth. Acquisitions for this year included MapInfo Corporation, Digital Cement, and Asterion SAS.

Income from continuing operations was $361 million in 2007 compared with $566 million in 2006 and diluted earnings per share from continuing operations was $1.63 in 2007 compared with $2.51 in 2006. In 2007, diluted earnings per share from continuing operations was reduced by restructuring and impairment charges of 87 cents, 5 cents for the purchase accounting alignment for MapInfo, and 16 cents for tax adjustments, related principally to a valuation allowance for net operating losses outside the U.S. In 2006, diluted earnings per share from continuing operations was reduced by restructuring charges of 10 cents and tax adjustments of 9 cents and increased by 1 cent from net legal settlements.

Our Software and Mail Services segments experienced strong results during 2007. These strong performances were offset by disappointing results in Europe, weaker performance in the legal solutions portion of our Management Services segment, and lower sales at U.S. Mailing due to the wind-down of meter migration. In addition, weakness in certain sectors of the economy, such as financial services, adversely affected our results during the second half of 2007.

On November 15, 2007, we announced a plan to lower our cost structure, accelerate efforts to improve operational efficiencies, and to transition our product line. As a result of this program, we expect a net reduction of about 1,500 positions across business lines and geographies, representing approximately 4 percent of the global employment base. Also, following a comprehensive review of our portfolio, we decided to explore strategic alternatives to determine the best course of action for our U.S. Management Services business.

See Results of Operations for 2007, 2006 and 2005 for a more detailed discussion of our results of operations.

Outlook

We believe that the actions we took in the fourth quarter of 2007, and actions that we will continue to take in 2008, will position us for sustained, long-term improvement in earnings and increased shareholder value. We expect to realize approximately $70 million in pre-tax annual benefits from these actions in 2008. We intend to reinvest the majority of these benefits in programs to improve our customers’ experience and our operational efficiencies. We are targeting $150 million in pre-tax annual benefits by 2009. We plan to use about half of these benefits to improve customer processes and generate revenue.

We expect our mix of revenue to continue to change, with a greater percentage of revenue coming from diversified revenue streams associated with fully featured smaller systems and a smaller percentage from larger system sales. We also expect a greater percentage of revenue growth from the Software and Mail Services segments. In addition, we expect to derive further synergies from our recent acquisitions. We will continue to remain focused on enhancing our productivity and to allocate capital in order to optimize our returns.

Results of Operations 2007 Compared to 2006

Business segment revenue

The following table shows revenue in 2007 and 2006 by business segment:

(Dollars in millions)	2007	2006	% change	% contribution from acquisitions

Revenue:
U.S. Mailing	$2,346	$2,350	—%	1%
International Mailing	1,070	1,013	6%	—%
Production Mail	603	575	5%	2%
Software	346	203	71%	50%

Mailstream Solutions	4,365	4,141	5%	3%

Management Services	1,135	1,074	6%	3%
Mail Services	459	370	24%	5%
Marketing Services	171	145	18%	16%

Mailstream Services	1,765	1,589	11%	5%

Total Revenue	$6,130	$5,730	7%	4%

U.S. Mailing’s revenue remained flat. Revenue benefited from growth in supplies, payment solutions, and the sale of equipment related to shape-based rating. However, results were unfavorably impacted by lower equipment sales due to the wind-down of meter migration and weak economic conditions. International Mailing’s revenue grew by 6%, including favorable foreign currency translation of 8%. The segment’s results were negatively impacted by lower sales and rentals in Europe as delays in postal liberalization across Europe affected customer purchases. Worldwide revenue for Production Mail grew by 5%, primarily driven by favorable foreign currency of 3% and acquisitions as higher equipment placements in the U.S. were offset by lower sales in Europe. Software’s revenue grew by 71% driven by continued strong worldwide demand for our software solutions, the acquisition of MapInfo, and favorable foreign currency translation of 4%.

Management Services revenue increased by 6% due to the acquisition of Asterion SAS and favorable foreign currency translation of 2%. The segment’s revenue growth was negatively impacted by weakness in our legal solutions vertical as well as print contracts in the prior year that did not repeat in 2007. Mail Services revenue increased by 24% due to continued growth in presort and cross-border mail services. Marketing Services revenue increased by 18% driven primarily by acquisitions. Revenue growth for this segment was negatively affected by lower revenue from our motor vehicle registration services program.

Business segment earnings before interest and taxes (EBIT)

We use EBIT as a measure of our segment profitability. Refer to the reconciliation of segment amounts to income from continuing operations before income taxes and minority interest in Note 19 to the Consolidated Financial Statements.

The following table shows EBIT in 2007 and 2006 by business segment:

(Dollars in millions)	2007	2006	% change

EBIT
U.S. Mailing	$957	$944	1%
International Mailing	162	179	(10)%
Production Mail	73	66	11%
Software	55	33	66%

Mailstream Solutions	1,247	1,222	2%

Management Services	76	83	(9)%
Mail Services	65	43	51%
Marketing Services	9	20	(55)%

Mailstream Services	150	146	2%

Total EBIT	$1,397	$1,368	2%

U.S. Mailing’s EBIT grew 1% due to the increase in mix of higher margin revenue from payment solutions and supplies as well as our continued focus on controlling operating expenses. International Mailing EBIT decreased 10%. The segment’s profitability was adversely impacted by lower equipment sales and rentals in Europe, and incremental costs in 2007 related to back office operations, including the outsourcing of our European order and financial processing. Production Mail EBIT increased 11% driven primarily by revenue growth and net legal recoveries of approximately $4 million in Europe. Software EBIT increased 66%, driven by revenue growth partially offset by integration costs for the MapInfo acquisition.

Management Services EBIT decreased 9% due to continued weakness in our legal solutions vertical. Mail Services EBIT grew by 51% driven by revenue growth, successful integration of acquired sites, and increased operating efficiencies. Marketing Services EBIT decreased 55%, principally due to lower revenue in our motor vehicle registration services program.

Revenue by source

(Dollars in millions)	2007	2006	% change

Equipment sales	$1,336	$1,373	(3)%
Supplies	393	340	16%
Software	346	202	71%
Rentals	739	785	(6)%
Financing	790	725	9%
Support services	761	717	6%
Business services	1,765	1,588	11%

Total revenue	$6,130	$5,730	7%

Equipment sales revenue decreased 3% from the prior year, primarily due to lower sales of mailing equipment in the U.S. and Europe, partially offset by favorable foreign currency translation of 3%.

Supplies revenue increased 16% from the prior year due to the continued transition of our meter base to digital technology. Acquisitions and foreign currency translation contributed 4% and 3% to this growth, respectively.

Software revenue increased 71% from the prior year primarily driven by strong worldwide demand for our software solutions, acquisitions which contributed 50%, and currency translation which contributed 4%.

Rentals revenue decreased 6% from the prior year due to the continued downsizing by customers to smaller machines.

Financing revenue increased 9% from the prior year primarily due to higher revenue from payment solutions and equipment leases. Foreign currency translation accounted for 2% of this growth.

Support services revenue increased 6% from the prior year due primarily to acquisitions, which contributed 2%, and foreign currency translation, which contributed 3% to this growth.

Business services revenue increased 11% over the prior year. This increase was driven by strong growth in our presort and cross-border mail services. Acquisitions contributed 5% and foreign currency translation contributed 1% to this growth.

Costs of revenue

			Percentage of Revenue

(Dollars in millions)	2007	2006	2007	2006

Cost of equipment sales	$697	$694	52.2%	50.5%
Cost of supplies	$107	$90	27.1%	26.5%
Cost of software	$82	$43	23.7%	21.3%
Cost of rentals	$171	$171	23.2%	21.8%
Cost of support services	$433	$400	56.9%	55.8%
Cost of business services	$1,381	$1,242	78.2%	78.2%

Cost of equipment sales as a percentage of revenue increased to 52.2% in 2007 compared with 50.5% in the prior year, primarily due to the decrease in mix of higher margin equipment sales in the U.S.

Cost of supplies as a percentage of revenue increased to 27.1% in 2007 compared with 26.5% in the prior year, primarily due to increased sales of private label toner, ink and other supplies which have lower margins than our meter-related supplies.

Cost of software as a percentage of revenue increased to 23.7% in 2007 compared with 21.3% in the prior year, primarily due to the acquisition of MapInfo.

Cost of rentals as a percentage of revenue increased to 23.2% in 2007 compared with 21.8% in the prior year, primarily due to higher depreciation costs from placements of new digital meters.

Cost of support services as a percentage of revenue increased to 56.9% in 2007 compared with 55.8% in the prior year, primarily due to an increase in mix of production mail and international mailing revenue.

Cost of business services as a percentage of revenue remained flat at 78.2%. Improving margins in our presort and cross-border services were offset by lower margins in our legal solutions business.

Selling, general and administrative expenses

(Dollars in millions)			Percentage of Revenue

	2007	2006	2007	2006

	$1,907	$1,764	31.1%	30.8%

Selling, general and administrative expenses, as a percentage of total revenue, increased to 31.1% compared with 30.8% in the prior year. This increase was due to the impact of acquisitions which offset the benefits from productivity initiatives.

Research and development expenses

(Dollars in millions)	2007	2006	% change

	$186	$165	12%

Research and development expenses increased 12% over the prior year, primarily due to the acquisition of MapInfo. Our investment in research and development reflects higher expenses for software development and our continued focus on developing new technologies and enhancing features for all of our different products.

Net interest expense

(Dollars in millions)	2007	2006	% change

	$242	$213	14%

Net interest expense increased 14% in 2007 due to higher average interest rates and higher average borrowings during the year. Also, last year we had interest income on the cash balance that resulted from the Capital Services divestiture. Our variable and fixed rate debt mix, after adjusting for the effect of interest rate swaps, was 19% and 81%, respectively, at December 31, 2007.

Income taxes / effective tax rate

2007	2006

42.4%	36.6%

The effective tax rate for continuing operations for 2007 included $54 million of tax charges related principally to a valuation allowance for certain deferred tax assets and tax rate changes outside the U.S. The effective tax rate for 2006 included a $20 million charge related to the IRS settlement discussed in Note 9 to the Consolidated Financial Statements.

Minority interest

(Dollars in millions)
	2007	2006	% change

	$19	$14	39%

Minority interest includes dividends paid to preferred stockholders in subsidiary companies. Minority interest increased by $5 million compared with the prior year, primarily due to an increase in the average outstanding preferred shares and a higher weighted average dividend rate.

Discontinued operations

(Dollars in millions)
	2007	2006

Revenue	$—	$81
Pretax income	$—	$29

Net income	$6	$31
Gain on sale of Imagistics, net of $7 tax expense	—	11
FSC tax law change	—	(16)
Additional tax on IRS settlement	—	(41)
Loss on sale of Capital Services, net of $285 tax benefit	—	(445)

Total discontinued operations, net of tax	$6	$(460)

Net income in 2007 includes a gain of $11.3 million from the conclusion of certain tax issues net of an interest accrual for uncertain tax positions of $5.8 million. In 2006, we completed the sale of our Capital Services external financing business and our Imagistics lease portfolio. See Note 2 to the Consolidated Financial Statements for further discussion and details of discontinued operations.

Results of Operations 2006 Compared to 2005

Business segment revenue

The following table shows revenue in 2006 and 2005 by business segment:

(Dollars in millions)	2006	2005	% change	% contribution from acquisitions

Revenue:
U.S. Mailing	$2,350	$2,260	4%	1%
International Mailing	1,013	917	10%	3%
Production Mail	575	534	8%	1%
Software	203	174	16%	8%

Mailstream Solutions	4,141	3,885	7%	2%

Management Services	1,074	1,072	—	2%
Mail Services	370	335	10%	—
Marketing Services	145	75	93%	68%

Mailstream Services	1,589	1,482	7%	5%

Total Revenue	$5,730	$5,367	7%	2%

Mailstream Solutions revenue increased 7% over the prior year driven by growth in our worldwide operations, and the acquisitions of Print, Inc. and Emtex in 2006 and Danka Canada in 2005. U.S. Mailing’s revenue grew by 4% due to solid growth in U.S. equipment sales, supplies, shipping solutions and financing as our meter base continued to transition to new digital technology and customers took advantage of our broad range of financial offerings. However, revenue continued to be adversely affected by the ongoing changing mix to more fully featured smaller systems. International Mailing’s revenue grew by 10% driven by growth in mailing equipment and supplies. Worldwide revenue for Production Mail grew by 8% due to placements of inserting systems and strong demand for our advanced, high-speed Infinity metering system in the U.S., offset by lower sales in Europe. Software’s revenue grew by 16% due to sales of document composition, and address management products.

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

EBIT
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

Revenue by source

(Dollars in millions)	2006	2005	% change

Equipment sales	$1,373	$1,251	10%
Supplies	340	297	14%
Software	202	174	16%
Rentals	785	801	(2	) %
Financing	725	664	9%
Support services	717	698	3%
Business services	1,588	1,482	7%

Total revenue	$5,730	$5,367	7%

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

Cost of support services as a percentage of revenue increased to 55.8% in 2006 compared with 55.3% in the prior year, primarily due to an increase in the mix of higher cost Production Mail and International Mail support services.

Cost of business services as a percentage of revenue decreased to 78.2% in 2006 compared with 80.7% in the prior year, primarily due to our ongoing focus on cost containment and efficiency in our Management Services operations, and the successful integration of new sites in our Mail Services operations.

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

Research and development expenses

(Dollars in millions)	2006	2005	% change

	$165	$166	(1)%

Research and development expenses decreased 1% from the prior year. Our investment in research and development reflects our continued focus on developing new technologies and enhancing features for all of our different products as well as an increased mix of new software development.

Net interest expense

(Dollars in millions)	2006	2005	% change

	$213	$188	13%

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

Income taxes / effective tax rate

2006	2005

36.6%	40.5%

The reduction in our 2006 effective tax rate was primarily due to the COLI tax reserve that was recorded in 2005.

Minority interest

(Dollars in millions)
	2006	2005	% change

	$14	$10	40%

Minority interest includes dividends paid to preferred stockholders in a subsidiary. Minority interest increased compared with the prior year primarily due to an increase in the weighted average dividend rate which is repriced at each auction date.

Discontinued operations

(Dollars in millions)
	2006	2005

Revenue	$81	$125
Pretax income	$29	$38

Net income	$31	$35
Gain on sale of Imagistics, net of $7 tax expense	11	—
FSC tax law change	(16)	—
Additional tax on IRS settlement	(41)	—
Loss on sale of Capital Services, net of $285 tax benefit	(445)	—

Total discontinued operations, net of tax	$(460)	$35

In 2006, we completed the sale of our Capital Services external financing business and our Imagistics lease portfolio. We have reported the results of these businesses as discontinued operations for all periods presented. See Note 2 to the Consolidated Financial Statements for further discussion and details of discontinued operations.

Other (Income) Expense

In 2007 and 2006, we recorded pre-tax gains of approximately $3 million and $5 million, respectively, related to a revised liability estimate associated with the settlement of a previous lawsuit and net pre-tax charges of approximately $3 million in 2007 and $2 million in 2006 for other legal matters. In 2005, we contributed $10 million to the Pitney Bowes Literacy and Education Fund and the Pitney Bowes Employee Involvement Fund. These amounts are included in other (income) expense in the Consolidated Statements of Income.

Restructuring Charges and Asset Impairments

We recorded pre-tax restructuring charges and asset impairments of $264 million in 2007. These charges relate primarily to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. The program includes charges primarily associated with older equipment that we have stopped selling upon transition to the new generation of fully digital, networked, and remotely-downloadable equipment. The asset impairment charges related to these initiatives include the write-off of inventory ($48 million), rental assets ($61 million), lease residual values ($46 million), and other assets ($9 million). The cash portion of the restructuring charges includes employee termination costs ($85 million) and other exit costs ($6 million) and relates primarily to our efforts to lower our cost structure and accelerate improvements in operational efficiencies. As a result of this program, we expect a net reduction of about 1,500 positions. About half of these reductions will be outside of the U.S. As of December 31, 2007, 401 employees had been terminated under this program. Other exit costs relate primarily to lease termination costs and other costs associated with exiting product lines and business activities. The cash outflows related to the cash charges will be funded primarily by cash from operating activities. We expect to incur approximately $20 million of additional restructuring charges in 2008 associated with these actions, however, we continue to evaluate additional actions in conjunction with this program. We expect to complete the majority of this program by the end of 2008. We are targeting to achieve $150 million in pre-tax annual benefits from these initiatives by 2009.

In addition, asset impairments also include the write-down of certain intangible assets for $9 million.

The pre-tax restructuring charges and asset impairments are composed of:

(Dollars in millions)	Restructuring charges	Non-cash Charges	Cash payments	Balance December 31, 2007

Severance and benefit costs	$85	$—	$(4)	$81
Asset impairments	173	(173)	—	—
Other exit costs	6	—	—	6

Total	$264	$(173)	$(4)	$87

In connection with our 2003 restructuring program, we recorded pre-tax restructuring charges of $36 million and $54 million for the years ended December 31, 2006 and 2005, respectively. The 2005 charge is net of a $30 million gain on the sale of our main plant manufacturing facility. The activities associated with this program were substantially completed in 2006. We made restructuring payments of $29 million, $51 million and $48 million (net of the $30 million gain) during 2007, 2006, and 2005, respectively. The remaining restructuring liability associated with this program at December 31, 2007 is $5 million. See Note 1 to the Consolidated Financial Statements for our accounting policy related to restructuring charges and asset impairments.

Acquisitions

On September 12, 2007, we acquired Asterion SAS for $28 million in cash, net of cash acquired. Asterion is a leading provider of outsourced transactional print and document process services in France. We assigned the goodwill to the Management Services segment.

On May 31, 2007, we acquired the remaining shares of Digital Cement, Inc. for a total purchase price of $49 million in cash, net of cash acquired. Digital Cement, Inc. provides marketing management strategy and services to help companies acquire, retain, manage, and grow their customer relationships. We assigned the goodwill to the Marketing Services segment.

On April 19, 2007, we acquired MapInfo Corporation for $446 million in cash, net of cash acquired. Included in the assets and liabilities acquired were short-term investments of $46 million and debt assumed of $14 million. MapInfo is a global company and a leading provider of location intelligence software and solutions. We assigned the goodwill to the Software segment. As part of the purchase accounting for MapInfo, we aligned MapInfo’s accounting policies with ours. Accordingly, certain software revenue that was previously recognized by MapInfo on a periodic basis is now being recognized over the life of the contract.

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

We accounted for these acquisitions using the purchase method of accounting and accordingly, the operating results of these acquisitions have been included in our consolidated financial statements since the date of acquisition. As a result of the purchase accounting alignment, the acquisition of MapInfo reduced our diluted earnings per share by 5 cents in 2007. Acquisitions made in 2006 did not materially impact income from continuing operations for that year.

During 2007 and 2006, we also completed several smaller acquisitions for an aggregate cost of $87 million and $43 million, respectively. These acquisitions did not have a material impact on our financial results either individually or on an aggregate basis. See Note 3 to the Consolidated Financial Statements for further details.

Liquidity and Capital Resources

We believe that cash flow generated by operations, existing cash and liquid investments, as well as borrowing capacity under our commercial paper program, the existing credit facility and debt capital markets should be sufficient to finance our capital requirements and to cover our customer deposits for the foreseeable future. Our potential uses of cash include but are not limited to the following: growth and expansion opportunities; internal investments; customer financing; tax payments; interest and dividend payments; share repurchase program; and potential acquisitions and divestitures.

Cash Flow Summary

The change in cash and cash equivalents is as follows:

(Dollars in millions)

	2007	2006

Cash provided by (used in) operating activities	$1,060	$(286)
Cash (used in) provided by investing activities	(726)	720
Cash used in financing activities	(204)	(440)
Effect of exchange rate changes on cash	8	2

Increase (decrease) in cash and cash equivalents	$138	$(4)

2007 Cash Flows

Net cash provided by operations consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The strong cash flow provided by operations for 2007 is primarily driven by tax refunds and lower tax payments, lower investment in finance receivables, and increased management attention on working capital which resulted in lower accounts receivable, inventory and accounts payable balances.

Net cash used in investing activities consisted of acquisitions of $594 million and capital expenditures of $265 million partially offset by proceeds from the sale of a training facility for $30 million, proceeds from short-term investments of $42 million, and increased reserve account balances for customer deposits of $63 million.

Net cash used in financing activities was $204 million and consisted primarily of stock repurchases of $400 million and dividends paid of $289 million, primarily offset by a net borrowing of debt of $377 million and proceeds from stock issuance of $108 million.

2006 Cash Flows

Net cash used in operating activities decreased due to payments made to the IRS in connection with the sale of Capital Services and the IRS tax settlement. These payments to the IRS reflect taxes due from the sale of our Imagistics lease portfolio and Capital Services external financing business as well as final payments for our settlement of all outstanding tax audit issues in dispute for tax years through December 31, 2000. See Note 9 to the Consolidated Financial Statements for further discussion. The increase in accounts receivable decreased cash from operations by approximately $47 million, primarily reflecting growth in sales of equipment and software licenses. The increase in our internal finance receivables balances reduced cash from operations by $237 million, reflecting growth in equipment placements and our payment solutions business during the year.

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

Capital Expenditures

During 2007, capital expenditures included net additions of $142 million to property, plant and equipment and $123 million in net additions to rental equipment and related inventories compared with $137 million and $191 million, respectively, in 2006. The decrease in rental asset additions relates primarily to the wind-down of our customers’ transition to digital meters.

Financings and Capitalization

We have a commercial paper program that is a significant source of liquidity. As of December 31, 2007, we had approximately $405 million of outstanding commercial paper issuances and an unused credit facility of $1.5 billion which supports commercial paper issuances.

In September 2007, we issued $500 million of unsecured fixed rate notes maturing in September 2017. These notes bear interest at an annual rate of 5.75% and pay interest semi-annually beginning in March 2008. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, the financing of acquisitions and repurchase of our stock.

In December 2007, we entered into a $150 million syndicated bank transaction priced at 3 month LIBOR plus 35 basis points. The proceeds from this credit facility, due 2012, were used to pay off the $150 million variable rate debt that was due in 2010.

In addition to our borrowing capability under the unused credit facilities described above, we have $0.6 billion available under the shelf registration statement filed in February 2005 with the SEC, permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depository shares, warrants and units.

We believe our financing needs in the short and long term can be met from cash generated internally, borrowing capacity from existing credit agreements, available debt issuances under existing shelf registration statements and our existing commercial paper program. Information on debt maturities is presented in Note 8 to the Consolidated Financial Statements.

The following summarizes our known contractual obligations at December 31, 2007 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period

(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commercial paper borrowings	$405	$405	$—	$—	$—
Long-term debt and current portion of long-term debt	4,339	550	151	551	3,087
Non-cancelable operating lease obligations	292	89	113	52	38
Capital lease obligations	22	9	10	3	—
Purchase obligations (1)	252	193	45	14	—
Other non-current liabilities (2)	406	—	258	49	99

Total	$5,716	$1,246	$577	$669	$3,224

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

The amount and period of future payments related to our FIN 48 income tax uncertainties cannot be reliably estimated and, therefore, is not included in the above table. See Note 9 to the Consolidated Financial Statements for further details.

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

Equipment residual values are determined at inception of the lease using estimates of equipment fair value at the end of the lease term. Estimates of future equipment fair value are based primarily on our historical experience. We also consider forecasted supply and demand for our various products, product retirement and future product launch plans, end of lease customer behavior, regulatory changes, remanufacturing strategies, used equipment markets, if any, competition and technological changes. We evaluate residual values on an annual basis or as changes to the above considerations occur. In 2007, we recorded an impairment charge of $46 million related to the transition of our product line. See Note 14 to the Consolidated Financial Statements for further details. We did not experience any material changes to our residual values during 2006 or 2005.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which supplements Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. This is a different standard for recognition than the approach previously required. Both approaches require us to exercise considerable judgment and estimates are inherent in both processes.

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

Based on our 2007 income from continuing operations before income taxes and minority interest, a 1% change in our effective tax rate would impact income from continuing operations by approximately $7 million.

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

See Note 14 to the Consolidated Financial Statements for further details on our transition initiatives and asset impairments recorded in 2007. We believe that we have no unrecorded asset impairments at December 31, 2007. However, future events and circumstances, some of which are described below, may result in an impairment charge:

•	Changes in postal regulations governing the types of meters allowable for use.

•	New technological developments that provide significantly enhanced benefits over current technology.

•	Significant negative economic or industry trends.

•	Changes in our business strategy that alters the expected usage of the related assets.

•	Future economic results that are below our expectations used in the current assessments.

Pension benefits

Assumptions and estimates

The valuation and calculation of our net pension expense, assets and obligations are dependent on various assumptions and estimates. We make assumptions relating to discount rates, rate of compensation increase, expected return on plan assets and other factors. These assumptions are evaluated and updated annually and are described in further detail in Note 13 to the Consolidated Financial Statements. The following assumptions relate to our U.S. qualified pension plan, which is our largest plan. We determine our discount rate for the U.S. retirement benefit plan by using a model that discounts each year’s estimated benefit payments by an applicable spot rate. These spot rates are derived from a yield curve created from a large number of high quality corporate bonds. Accordingly, our discount rate assumption was 6.15% at December 31, 2007 and 5.85% at December 31, 2006. The rate of compensation increase assumption reflects our actual experience and best estimate of future increases. Our estimate of the rate of compensation increase was 4.50% at December 31, 2007 and 2006. Our expected return on plan assets is determined based on historical portfolio results, the plan’s asset mix and future expectations of market rates of return on the types of assets in the plan. Our expected return on plan assets assumption was 8.50% in 2007 and 2006.

Sensitivity to changes in assumptions:

•	Discount rate – a 0.25% increase in the discount rate would decrease annual pension expense by approximately $2.9 million.

•	Rate of compensation increase – a 0.25% increase in the rate of compensation increase would increase annual pension expense by approximately $2.5 million.

•	Expected return on plan assets – a 0.25% increase in the expected return on assets of our principal plans would decrease annual pension expense by approximately $3.9 million.

Delayed recognition principles

In accordance with SFAS No. 87, Employers’ Accounting for Pensions, actual pension plan results that differ from our assumptions and estimates are accumulated and amortized over the estimated future working life of the plan participants and will therefore affect pension expense recognized and obligations recorded in future periods. We also base our net pension expense primarily on a market related valuation of plan assets. In accordance with this approach, we recognize differences between the actual and expected return on plan assets primarily over a five-year period and as a result future pension expense will be impacted when these previously deferred gains or losses are recorded. See the new accounting pronouncements below for the effect of SFAS No. 158, Employers’ Accounting for Defined Pension and Other Post Retirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R).

Investment related risks and uncertainties

We invest our pension plan assets in a variety of investment securities in accordance with our strategic asset allocation policy. The composition of our U.S. pension plan assets at December 31, 2007 was approximately 66% equity securities, 28% fixed income securities and 6% real estate investments. Investment securities are exposed to various risks such as interest rate, market and credit risks. In particular, due to the level of risk associated with equity securities, it is reasonably possible those changes in the values of such investment securities will occur and that such changes could materially affect our future results.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections (“FAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. FAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of SFAS 154 did not have a material impact on our financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which supplements Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies adjusted their financial statements to reflect only those tax positions that were more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment was recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. We adopted the provisions of FIN 48 on January 1, 2007 which resulted in a decrease to opening retained earnings of $84.4 million, with a corresponding increase in our tax liabilities.

In July 2006, the FASB issued FSP No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, that provided guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affected the accounting by a lessor for the lease. We adopted the provisions of FSP No. FAS 13-2 on January 1, 2007. Our adoption of this FSP did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair value measurement is required. FAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. The FASB issued FASB Staff Position (FSP) No. FAS 157-a, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, which eliminated lease accounting from the scope of this standard. FAS 157, as issued, is effective for fiscal years beginning after November 15, 2007. The FASB issued FASB Staff Position (FSP) No. FAS 157-b, Effective Date of FASB Statement No. 157, which delays the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. We do not expect that the adoption of this statement for financial assets and liabilities, effective January 1, 2008, will have a material impact on our financial position, results of operations, or cash flow. We continue to evaluate the impact of adopting this statement for the nonfinancial items deferred until January 1, 2009.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FAS 158”), which required recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under FAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost were recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Our adoption of the provisions of FAS 158 reduced stockholders’ equity by $297 million at December 31, 2006. FAS 158 did not affect our results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provided guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for the purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 allowed registrants to adjust for the cumulative effect of certain errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption provided that management had properly concluded that the errors were not material to prior periods. SAB 108 was effective for fiscal years ending after November 15, 2006. In 2006, we determined that the accounting for certain leveraged lease transactions in Canada was misstated due to changes in assumptions having occurred prior to 2000 which impacted net income from the leases. Such changes in assumptions required the leveraged lease pricing models to be revised. These misstatements were immaterial to periods prior to 2006, however correction in that period would have had the effect of reducing our pre-tax income and our tax provision by $48 million and $43 million, respectively, which was considered material to the 2006 financial statements. Accordingly, we corrected these misstatements by adjusting opening retained earnings in 2006 by $5 million. As part of this adjustment, we also decreased our investment in leveraged leases by $33 million, increased other non-current liabilities by $15 million and decreased deferred taxes on income by $43 million.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 159”),which permits entities to choose to measure many financial assets and financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value election once made is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect to adopt the fair value option allowed by this standard.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“FAS 141 (R)”). FAS 141(R) establishes principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. FAS 141 (R) requires fair value measurements at the date of acquisition, with limited exceptions specified in the Statement. Some of the major impacts of this new standard include expense recognition for transaction costs and restructuring costs. FAS 141 (R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting this Statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). FAS 160 addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. FAS 160 requires changes in ownership interest that do not result in deconsolidation to be accounted for as equity transactions. This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This gain or loss is measured using the fair value of the noncontrolling equity investment. This Statement is effective for fiscal years beginning on or after December 15, 2008. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 are applied prospectively. We are currently evaluating the impact of adopting this Statement.

Legal and Regulatory Matters

Legal

See Legal Proceedings in Item 3 of this Form 10-K for information regarding our legal proceedings.

Other

The European Union has instituted two environmental directives that impact our international operations. The Waste Electrical and Electronic Equipment legislation, effective August 13, 2005, makes manufacturers responsible for the disposal of their equipment. The Restriction of Hazardous Substances directive (RoHS) effective July 2006, requires the removal of substances that are now considered actually or potentially hazardous, from future equipment placements. As a result of the RoHS directive, we have sought and received re-approval for the placement of postage meters from the appropriate postal authorities in each country.

Income taxes

The current IRS exam of tax years 2001-2004 is estimated to be completed in the next year or two, and the federal statute of limitations for years prior to 2001 has expired. In connection with the 2001-2004 audit, we are currently disputing a recent formal request from the IRS in the form of a civil summons to provide certain company workpapers. The company believes that certain documents being sought should not be produced because they are privileged. In the third quarter, in a similar case, the U.S. District Court in Rhode Island ruled that certain company workpapers were privileged. The IRS has appealed that decision. A similar issue is also being litigated between the IRS and another taxpayer before the U.S. District Court for the Northern District of Alabama. In connection with the 2001-2004 audit, we have recently entered into an agreement in principle with the IRS regarding the tax treatment of certain Capital Services lease transactions. The additional tax and interest associated with this settlement was accrued and paid to the IRS prior to 2007.

In 2006, we accrued in discontinued operations an additional tax expense of $16.2 million to record the impact of the Tax Increase Prevention and Reconciliation Act (“TIPRA”). The TIPRA legislation repealed the exclusion from federal income taxation of a portion of the income generated from certain leveraged leases of aircraft by foreign sales corporations. See Note 2 to the Consolidated Financial Statements for further discussion of discontinued operations.

In August 2006, we reached a settlement with the IRS governing all outstanding tax audit issues in dispute for the tax years through 2000. These disputed items related primarily to the tax treatment of corporate owned life insurance (COLI) and related interest expense, the tax effect of the sale of certain preferred share holdings, and the tax treatment of certain Capital Services lease transactions. In the second quarter of 2006, we estimated the tax due as a result of the IRS settlement including our best estimate of the additional liability for these items in all open years, the sale of the Imagistics portfolio and the sale of the Capital Services business to be approximately $1.1 billion. Accordingly, we recorded $61 million of additional tax expense. The $1.1 billion tax liability was net of $330 million of IRS tax bonds previously posted. In the third quarter of 2006, we paid $239 million of the $1.1 billion obligation to the IRS, with the remainder paid by the end of 2006. These tax obligations were funded with proceeds previously received in 2006 from the sale of the Imagistics lease portfolio and Capital Services and the advance against the cash surrender value of our COLI assets. Of the $61 million of tax expense, $41 million related to the Capital Services business and was included in discontinued operations and $20 million was included in continuing operations.

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

We have accrued our estimate of the probable tax, interest and penalties that may result from these disputed matters as it relates to 2001 through 2007 and we believe that the accrual for tax liabilities is appropriate. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flow.

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

Currency translation increased our 2007 revenue by approximately 2%. Also, currency translation gains increased our income before taxes by $11 million. Based on the current contribution from our international operations, a 1% increase in the value of the U.S. dollar would result in a decline in revenue of approximately $17 million and a decline in income from continuing operations before income taxes and minority interest of approximately $2 million.

Although not affecting income, balance sheet related deferred translation gains of $165 million were recorded in 2007 resulting primarily from the stronger British pound, Euro and Canadian dollar, as compared to the U.S. dollar. During 2006, we recorded deferred translation gains of $83 million resulting primarily from the stronger British pound, Euro and Canadian dollar, as compared to the U.S. dollar. During 2005, we recorded deferred translation losses of $54 million resulting primarily from the weaker British pound and Euro, partially offset by the stronger Canadian dollar as compared with the U.S. dollar.

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

At December 31, 2007, we had $316 million of foreign exchange contracts outstanding, all maturing in 2008, to buy or sell various currencies. As a result of the use of derivative instruments, we are exposed to counterparty risk. To mitigate such risks, we enter into contracts with only those financial institutions that meet stringent credit requirements as set forth in our derivative policy. We regularly review our credit exposure balances as well as the creditworthiness of our counterparties. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate.

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

Forward-Looking Statements

We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-K, other reports or press releases or made by our management involve risks and uncertainties which may change based on various important factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are those which talk about our current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include:

•	changes in international or national political conditions, including any terrorist attacks

•	negative developments in economic conditions, including adverse impacts on customer demand

•	changes in postal regulations

•	timely development and acceptance of new products

•	success in gaining product approval in new markets where regulatory approval is required

•	successful entry into new markets

•	mailers’ utilization of alternative means of communication or competitors’ products

•	our success at managing customer credit risk

•	our success at managing costs associated with our strategy of outsourcing functions and operations not central to our business

•	changes in interest rates

•	foreign currency fluctuations

•	cost, timing and execution of our transition plans including any potential asset impairments

•	regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions

•	interrupted use of key information systems

•	changes in privacy laws

•	intellectual property infringement claims

•	impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents

•	third-party suppliers’ ability to provide product components

•	negative income tax adjustments for prior audit years and changes in tax laws or regulations

•	changes in pension and retiree medical costs

•	acts of nature

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During 2007 and 2006, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, using the variance/co-variance technique described above, was not material.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Supplemental Data on Page 36.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and internal control over financial reporting. The CEO and CFO concluded that such disclosure controls and procedures were effective as of December 31, 2007, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. In addition, no change in internal control over financial reporting occurred during the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on our assessment, we concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control – Integrated Framework.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which report is included on page 37 of this Form 10-K.

ITEM 9B. – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information pertaining to Directors of the Company and the Audit Committee of the Board of Directors is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Election of Directors,” “How much stock is owned by directors and executive officers?,” “Which stockholders own at least 5% of Pitney Bowes?,” “Security Ownership of Directors and Executive Officers,” “Audit Committee” and “Corporate Governance” of the Pitney Bowes Inc. Notice of the 2008 Annual Meeting and Proxy Statement are incorporated herein by reference. Executive officers of the Company are as follows:

Executive Officers of the Registrant as of February 29, 2008

Name	Age	Title	Executive Officer Since

Murray D. Martin	60	President and Chief Executive Officer	1998

Michael J. Critelli	59	Executive Chairman	1988

Gregory E. Buoncontri	60	Senior Vice President and Chief Information Officer	2000

Bruce P. Nolop	57	Executive Vice President and Chief Financial Officer	2000

Johnna G. Torsone	57	Senior Vice President and Chief Human Resources Officer	1993

Leslie R. Abi-Karam	49	Executive Vice President and President, Document Messaging Technologies	2005

Elise R. DeBois	52	Executive Vice President and President, Global Financial Services	2005

Vincent R. De Palma	50	Executive Vice President and President, Pitney Bowes Management Services	2005

Patrick J. Keddy	53	Executive Vice President and President, Mailstream International	2005

Michael Monahan	47	Executive Vice President and President, Mailing Solutions and Services	2005

There is no family relationship among the above officers, all of whom have served in various corporate, division or subsidiary positions with the Company for at least the past five years except for Mr. De Palma.

Mr. De Palma joined the Company in June 2005 as President, Pitney Bowes Management Services. Prior to joining the Company, Mr. De Palma was with Automatic Data Processing (ADP) where he was a Corporate Officer and served as President of ADP Benefit Services. Mr. De Palma has also held senior management positions at Petroleum Heat & Power Company and McKinsey & Company.

On February 13, 2008, we announced key appointments, effective March 1, to our senior management team. Michael Monahan has been named Executive Vice President and Chief Financial Officer and will succeed Bruce Nolop. Leslie Abi-Karam has been named to a newly-created position, Executive Vice President and President, Mailing Solutions Management, which includes responsibility for the worldwide production mail business, as well as Mailing Solutions and Services formerly led by Mr. Monahan.

ITEM 11. – EXECUTIVE COMPENSATION

The sections entitled “Directors’ Compensation,” “Compensation Discussion and Analysis”, and “Executive Compensation Tables and Related Narrative” of the Pitney Bowes Inc. Notice of the 2008 Annual Meeting and Proxy Statement are incorporated herein by reference.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2007 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Equity compensation plans approved by security holders	19,202,997	$43.30	15,416,166
Equity compensation plans not approved by security holders	—	—	—

Total	19,202,997	$43.30	15,416,166

The sections entitled “How much stock is owned by directors and executive officers?” and “Security Ownership” of the Pitney Bowes Inc. Notice of the 2008 Annual Meeting and Proxy Statement, to be filed with the SEC on or before March 31, 2008, are incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sections entitled “Corporate Governance” and “Certain Relationships and Related Person Transactions” of the Pitney Bowes Inc. Notice of the 2008 Annual Meeting and Proxy Statement, to be filed with the Commission on or before March 31, 2008, are incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” of the Pitney Bowes Inc. Notice of the 2008 Annual Meeting and Proxy Statement, to be filed with the Commission on or before March 31, 2008, is incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial statements - see Item 8 on page 29 and “Index to Consolidated Financial Statements and Supplemental Data” on page 36.

2. Financial statement schedules - see “Index to Consolidated Financial Statements and Supplemental Data” on page 36.

3. Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Reg. S-K exhibits	Description	Status or incorporation by reference

(3)(a)	Restated Certificate of Incorporation, as amended	Incorporated by reference to Exhibit (3) to Form 10-Q as filed with the Commission on August 14, 1996. (Commission file number 1-3579)

(a.1)	Certificate of Amendment to the Restated Certificate of Incorporation (as amended May 29, 1996)	Incorporated by reference to Exhibit (a.1) to Form 10-K as filed with the Commission on March 27, 1998. (Commission file number 1-3579)

(b)	Pitney Bowes Inc. Amended and Restated By-laws	Incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on August 6, 2007. (Commission file number 1-3579)

(4)(a)	Preference Share Purchase Rights Agreement dated December 11, 1995 between the Company and Chemical Mellon Shareholder Services, LLC, as Rights Agent, as amended	Incorporated by reference to Exhibit (4) to Form 8-K as filed with the Commission on March 13, 1996. (Commission file number 1-3579)

(a.1)

Certificate of amendment to the Preference Share Purchase Rights Agreement dated December 11, 1995 between the Company and Chemical Mellon Shareholder Services, LLC, as Rights Agent, as amended December 8, 1998

Incorporated by reference to Exhibit (4.4) to Form 8-A/A as filed with the Commission on December 19, 2003. (Commission file number 1-3579)

(b)	Form of Indenture between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (No. 333-72304) as filed with the Commission on October 26, 2001.

(c)	Supplemental Indenture No. 1 dated April 23, 2004 between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K as filed with the Commission on August 18, 2004.

(d)	Form of Indenture between the Company and Citibank, N.A., as Trustee	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 (No. 333-120525) as filed with the Commission on November 16, 2004.

(e)	First Supplemental Indenture, by and among Pitney Bowes Inc., The Bank of New York, and Citibank, N.A., to the Indenture, dated as of February 14, 2005, by and between the Company and Citibank	Incorporated by reference to Exhibit 4.1 to Form 8-K as filed with the Commission on October 24, 2007 (Commission file number 1-3579)

The Company has outstanding certain other long-term indebtedness. Such long-term indebtedness does not exceed 10% of the total assets of the Company; therefore, copies of instruments defining the rights of holders of such indebtedness are not included as exhibits. The Company agrees to furnish copies of such instruments to the SEC upon request.

Executive Compensation Plans:

(10)(a)	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit (10a) to Form 10-K as filed with the Commission on March 30, 1993. (Commission file number 1-3579)

(b)	Pitney Bowes Inc. Directors’ Stock Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

Executive Compensation Plans:

(b.1)	Pitney Bowes Inc. Directors’ Stock Plan (Amendment Number 1, effective as of May 12, 2003)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on August 11, 2003. (Commission file number 1-3579)

(b.2)	Pitney Bowes Inc. Directors’ Stock Plan (Amendment Number 2 effective as of May 1, 2007)	Incorporated by reference to Exhibit (10.(b.2)) to Form 10-K as filed with the Commission on March 1, 2007 (Commission file number 1-3579)

(c)	Pitney Bowes 1991 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on May 14, 1998. (Commission file number 1-3579)

(c.1)	Pitney Bowes 1998 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (ii) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(c.2)	Pitney Bowes Stock Plan (as amended and restated as of January 1, 2002)	Incorporated by reference to Annex 1 to the proxy statement for the 2002 annual meeting of stockholders. (Commission file number 1-3579)

(c.3)	Pitney Bowes Inc. 2007 Stock Plan	Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed with the Commission on August 6, 2007 (Commission file number 1-3579)

(d)	Pitney Bowes Inc. Key Employees’ Incentive Plan (as amended and restated)	Incorporated by reference to Annex I to the proxy statement for the 2006 annual meeting of stockholders. (Commission file number 1-3579)

(e)	Pitney Bowes Severance Plan (as amended, and restated effective January 1, 2008)	Exhibit (i)

(f)	Pitney Bowes Senior Executive Severance Policy (amended and restated as of January 1, 2008)	Exhibit (ii)

(g)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors	Incorporated by reference to Exhibit (i) to Form 10-Q as filed with the Commission on May 15, 1997. (Commission file number 1-3579)

(g.1)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors (as amended and restated 1999)	Incorporated by reference to Exhibit (iii) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(h)	Pitney Bowes Inc. Deferred Incentive Savings Plan (amended and restated January 1, 2003)	Incorporated by reference to Exhibit (vi) to Form 10-K as filed with the Commission on March 13, 2006. (Commission file number 1-3579)

(i)	Pitney Bowes Inc. 1998 U.K. S.A.Y.E. Stock Option Plan	Incorporated by reference to Annex II to the proxy statement for the 2006 annual meeting of stockholders. (Commission file number 1-3579)

(j)	Restricted Stock Agreement for Murray D. Martin dated April 5, 2004	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Commission on February 16, 2006. (Commission file number 1-3579)

(k)	Form of Equity Compensation Grant Letter	Incorporated by reference to Exhibit (10)(n) to Form 10-Q as filed with the Commission on May 4, 2006. (Commission file number 1-3579)

(l)	Service Agreement between Pitney Bowes Limited and Patrick S. Keddy dated January 29, 2003	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed with the Commission on February 17, 2006. (Commission file number 1-3579)

Other:

(m)	Stock Purchase Agreement, dated as of May 16, 2006, among Pitney Bowes Inc., JCC Management LLC and Pitney Bowes Credit Corporation (for the purposes of Section 10.07 thereof only)	Incorporated by reference to Exhibit 99.1 to Form 8-K as filed with the Commission on May 18, 2006. (Commission file number 1-3579)

(n)	Amended and Restated Credit Agreement dated May 19, 2006 between the Company and JPMorgan Chase	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Commission on May 24, 2006. (Commission

	Bank, N.A., as Administrative Agent	file number 1-3579)

(o)	Pitney Bowes Inc. Global Medium-Term Notes Terms Agreement	Incorporated by reference to Exhibit 1. d. 1. to Form 8-K as filed with the Commission on September 11, 2007. (Commission file number 1-3579)

(12)	Computation of ratio of earnings to fixed charges	Exhibit (iii)

(21)	Subsidiaries of the registrant	Exhibit (iv)

(23)	Consent of experts and counsel	Exhibit (v)

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	See page 104

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	See page 105

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	See page 106

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	See page 107

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2008	PITNEY BOWES INC.

Registrant

By:	/s/ Murray D. Martin

(Murray D. Martin)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Murray D. Martin	President and Chief Executive Officer – Director	February 29, 2008

Murray D. Martin

/s/ Michael J. Critelli	Executive Chairman - Director	February 29, 2008

Michael J. Critelli

/s/ Bruce P. Nolop	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008

Bruce P. Nolop

/s/ Steven J. Green	Vice President–Finance and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

Steven J. Green

/s/ Rodney C. Adkins	Director	February 29, 2008

Rodney C. Adkins

/s/ Linda G. Alvarado	Director	February 29, 2008

Linda G. Alvarado

/s/ Anne M. Busquet	Director	February 29, 2008

Anne M. Busquet

/s/ Anne Sutherland Fuchs	Director	February 29, 2008

Anne Sutherland Fuchs

/s/ Ernie Green	Director	February 29, 2008

Ernie Green

/s/ James H. Keyes	Director	February 29, 2008

James H. Keyes

/s/ John S. McFarlane	Director	February 29, 2008

John S. McFarlane

/s/ Eduardo R. Menascé	Director	February 29, 2008

Eduardo R. Menascé

/s/ Michael I. Roth	Director	February 29, 2008

Michael I. Roth

/s/ David L. Shedlarz	Director	February 29, 2008

David L. Shedlarz

/s/ David B. Snow	Director	February 29, 2008

David B. Snow

/s/ Robert E. Weissman	Director	February 29, 2008

Robert E. Weissman

PITNEY BOWES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pitney Bowes Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pitney Bowes Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006 and the manner in which it accounts for uncertainty in income taxes in 2007.

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

PricewaterhouseCoopers LLP
Stamford, Connecticut
February 29, 2008

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years ended December 31,

	2007	2006	2005

Revenue:
Equipment sales	$1,335,538	$1,372,566	$1,251,026
Supplies	393,478	339,594	297,151
Software	346,020	202,415	174,085
Rentals	739,130	785,068	801,285
Financing	790,121	725,131	663,484
Support services	760,915	716,556	697,796
Business services	1,764,593	1,588,688	1,482,109

Total revenue	6,129,795	5,730,018	5,366,936

Costs and expenses:
Cost of equipment sales	696,900	693,535	625,235
Cost of supplies	106,702	90,035	73,330
Cost of software	82,097	42,951	36,945
Cost of rentals	171,191	171,491	165,963
Cost of support services	433,324	400,089	385,547
Cost of business services	1,380,541	1,242,226	1,195,761
Selling, general and administrative	1,907,160	1,764,260	1,655,210
Research and development	185,665	165,368	165,751
Restructuring charges and asset impairments	264,013	35,999	53,650
Interest expense	250,540	228,418	193,174
Interest income	(8,669)	(15,822)	(5,298)
Other (income) expense	(380)	(3,022)	10,000

Total costs and expenses	5,469,084	4,815,528	4,555,268

Income from continuing operations before income taxes and minority interest	660,711	914,490	811,668
Provision for income taxes	280,222	335,004	328,597
Minority interest	19,242	13,827	9,828

Income from continuing operations	361,247	565,659	473,243

Income (loss) from discontinued operations, net of income tax	5,534	(460,312)	35,368

Net income	$366,781	$105,347	$508,611

Basic earnings per share of common stock:
Continuing operations	$1.65	$2.54	$2.07
Discontinued operations	0.03	(2.07)	0.15

Net income	$1.68	$0.47	$2.22

Diluted earnings per share of common stock:
Continuing operations	$1.63	$2.51	$2.04
Discontinued operations	0.03	(2.04)	0.15

Net income	$1.66	$0.47	$2.19

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$377,176	$239,102
Short-term investments	63,279	62,512
Accounts receivable, less allowances of $49,324 and $50,052, respectively	841,072	744,073
Finance receivables, less allowances of $45,859 and $45,643, respectively	1,498,486	1,404,070
Inventories	197,962	237,817
Current income taxes	83,227	54,785
Other current assets and prepayments	258,411	231,096

Total current assets	3,319,613	2,973,455

Property, plant and equipment, net	627,918	612,640
Rental property and equipment, net	435,927	503,911
Long-term finance receivables, less allowances of $32,512 and $36,856, respectively	1,533,773	1,530,153
Investment in leveraged leases	249,191	215,371
Goodwill	2,299,858	1,791,157
Intangible assets, net	457,188	365,192
Non-current income taxes	28,098	73,739
Other assets	598,377	543,326

Total assets	$9,549,943	$8,608,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,965,567	$1,677,501
Current income taxes	96,851	142,835
Notes payable and current portion of long-term obligations	953,767	490,540
Advance billings	540,254	465,862

Total current liabilities	3,556,439	2,776,738

Deferred taxes on income	472,240	454,929
FIN 48 uncertainties and other income tax liabilities	285,505	—
Long-term debt	3,802,075	3,847,617
Other non-current liabilities	406,216	446,306

Total liabilities	8,522,475	7,525,590

Preferred stockholders’ equity in subsidiaries	384,165	384,165
Commitments and contingencies (see Note 15)

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	7	7
Cumulative preference stock, no par value, $2.12 convertible	1,003	1,068
Common stock, $1 par value (480,000,000 shares authorized;
323,337,912 shares issued)	323,338	323,338
Capital in excess of par value	252,185	235,558
Retained earnings	4,133,756	4,140,128
Accumulated other comprehensive income	88,656	(131,744)
Treasury stock, at cost (108,822,953 and 102,724,590 shares, respectively)	(4,155,642)	(3,869,166)

Total stockholders’ equity	643,303	699,189

Total liabilities and stockholders’ equity	$9,549,943	$8,608,944

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,

	2007	2006	2005

Cash flows from operating activities:
Net income	$366,781	$105,347	$508,611
Gain on sale of a facility, net of tax	(1,623)	—	—
Loss on sale of Capital Services, net of tax	—	445,150	—
Gain on sale of Imagistics, net of tax	—	(11,065)	—
Non-cash charge from FSC tax law change	—	16,209	—
Non-cash tax charge	—	61,000	—
Tax and bond payments related to IRS settlement and Capital Services sale	—	(1,040,700)	(200,000)
Restructuring and other charges, net of tax	223,486	23,040	42,248
Restructuring and other payments	(31,568)	(51,566)	(88,544)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	383,141	363,258	331,963
Stock-based compensation	24,131	27,375	27,223
Pension plan contributions	—	—	(76,508)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	35,853	(46,623)	(87,646)
Net investment in internal finance receivables	(86,238)	(236,872)	(105,358)
Inventories	7,710	(142)	(7,835)
Other current assets and prepayments	906	(11,360)	(12,114)
Accounts payable and accrued liabilities	32,789	42,231	3,324
Current and non-current income taxes	123,636	52,784	185,628
Advance billings	1,745	(6,029)	19,508
Other, net	(20,284)	(18,611)	(10,059)

Net cash provided by (used in) operating activities	1,060,465	(286,574)	530,441

Cash flows from investing activities:
Short-term investments	42,367	(1,295)	(44,099)
Proceeds from the sale of facilities	29,608	—	30,238
Capital expenditures	(264,656)	(327,877)	(291,550)
Net investment in external financing	(2,214)	109,050	117,595
Net proceeds from sale of Imagistics lease portfolio	—	281,653	—
Net proceeds from sale of Capital Services	—	746,897	—
Cash included in the sale of Capital Services	—	(25,488)	—
Advance against COLI cash surrender value	—	138,381	—
Acquisitions, net of cash acquired	(594,110)	(230,628)	(294,176)
Reserve account deposits	62,666	28,780	9,800

Net cash (used in) provided by investing activities	(726,339)	719,473	(472,192)

Cash flows from financing activities:
(Decrease) increase in notes payable, net	(89,673)	(26,790)	(31,150)
Proceeds from long-term obligations	640,765	493,285	1,050,000
Principal payments on long-term obligations	(174,191)	(396,755)	(695,724)
Proceeds from issuance of stock	107,517	101,449	92,164
Proceeds from issuance of preferred stock in a subsidiary	—	74,165	—
Stock repurchases	(399,996)	(400,000)	(258,803)
Dividends paid	(288,790)	(285,051)	(284,348)

Net cash used in financing activities	(204,368)	(439,697)	(127,861)

Effect of exchange rate changes on cash	8,316	2,391	(3,096)

Increase (decrease) in cash and cash equivalents	138,074	(4,407)	(72,708)
Cash and cash equivalents at beginning of year	239,102	243,509	316,217

Cash and cash equivalents at end of year	$377,176	$239,102	$243,509

Cash interest paid	$236,697	$225,837	$196,964

Cash income taxes paid, net	$(178,469)	$1,315,437	$164,068

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Preferred stock	Preference stock	Common stock	Capital in excess of par value	Comprehensive income	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock at cost

Balance, December 31, 2004	$19	$1,252	$323,338	$201,704		$4,100,771	$135,526	$(3,413,458)
Net income					$508,611	508,611
Other comprehensive income, net of tax:
Foreign currency translations					(54,499)		(54,499)
Net unrealized gain on derivative instruments					1,605		1,605
Minimum pension liability					(5,715)		(5,715)

Comprehensive income					$450,002

Cash dividends:
Preferred ($2.00 per share)						(1)
Preference ($2.12 per share)						(93)
Common ($1.24 per share)						(284,254)
Issuances of common stock				(8,468)		(583)		85,569
Conversions to common stock	(2)	(94)		(2,056)				2,152
Stock-based compensation				31,728
Repurchase of common stock								(258,803)

Balance, December 31, 2005	17	1,158	323,338	222,908		4,324,451	76,917	(3,584,540)
Adjustment to initially apply SAB 108, net of tax						(4,618)

Adjusted Retained Earnings						4,319,833
Net income					$105,347	105,347
Other comprehensive income, net of tax:
Foreign currency translations					83,183		83,183
Net unrealized loss on derivative instruments					(20)		(20)
Minimum pension liability					5,405		5,405

Comprehensive income					$193,915

Adjustment to initially apply SFAS 158, net of tax							(297,229)
Cash dividends:
Preferred ($2.00 per share)						(1)
Preference ($2.12 per share)						(86)
Common ($1.28 per share)						(284,965)
Issuances of common stock				(11,575)				113,142
Conversions to common stock	(10)	(90)		(2,132)				2,232
Stock-based compensation				26,357
Repurchase of common stock								(400,000)

Balance, December 31, 2006	7	1,068	323,338	235,558		4,140,128	(131,744)	(3,869,166)
Net income					$366,781	366,781
Other comprehensive income, net of tax:
Foreign currency translations					164,728		164,728
Net unrealized gain on derivative instruments					2,801		2,801
Net unrealized gain on investment securities					352		352
Net gain on pension and postretirement plans							30,347
Amortization of pension and postretirement costs					22,172		22,172

Comprehensive income					$556,834

Initial adjustment for FIN 48						(84,363)
Cash dividends:
Preferred ($2.00 per share)
Preference ($2.12 per share)						(81)
Common ($1.32 per share)						(288,709)
Issuances of common stock				(7,967)				111,925
Conversions to common stock		(65)		(1,530)				1,595
Stock-based compensation				26,124
Repurchase of common stock								(399,996)

Balance, December 31, 2007	$7	$1,003	$323,338	$252,185		$4,133,756	$88,656	$(4,155,642)

Treasury shares of 3.0 million, 3.0 million and 2.3 million were issued under employee plans in 2007, 2006 and 2005, respectively. We repurchased 9.1 million, 9.2 million and 5.4 million shares in 2007, 2006 and 2005, respectively.

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

Allowance for Credit Losses

We estimate our finance receivables risks and provide allowances for credit losses accordingly. Our financial services businesses establish credit approval limits based on the credit quality of the customer and the type of equipment financed. We charge finance receivables through the allowance for credit losses after collection efforts are exhausted and we deem the account uncollectible. Our financial services businesses base credit decisions primarily on a customer’s financial strength and we may also consider collateral values. We believe that our concentration of credit risk for finance receivables in our internal financing division is limited because of our large number of customers, small account balances and customer geographic and industry diversification.

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

We capitalize software development costs related to software to be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Capitalized software development costs include purchased materials and services, payroll and payroll-related costs attributable to programmers, software engineers, quality control and field certifiers, and interest costs. Capitalized software development costs are amortized over the estimated product useful life, principally 3 to 5 years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. Other assets on our Consolidated Balance Sheets include $21.6 million and $14.8 million of capitalized software development costs at December 31, 2007 and 2006, respectively. The Consolidated Statements of Income include the related amortization expense of $3.9 million, $1.6 million, and $1.4 million for the years ended December 31, 2007, 2006, and 2005, respectively. Total software development costs capitalized in 2007 and 2006 were $10.1 million and $8.5 million, respectively.

Research and Development Costs

Research and product development costs not subject to SFAS 86 are expensed as incurred. These costs primarily include personnel related costs.

Business Combinations, Goodwill and Intangible Assets

We account for business combinations using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of net tangible and intangible assets acquired in business combinations. Goodwill is tested for impairment on an annual basis or as circumstances warrant. We estimate the fair value of intangible assets primarily using a cost, market and income approach. Intangible assets with finite lives acquired under business combinations are amortized over their estimated useful lives, principally 3 to 15 years. Customer relationship intangibles are generally amortized using an accelerated attrition method. All other intangibles are amortized on a straight-line method. See Note 6 to the Consolidated Financial Statements.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Impairment Review

Long-lived assets, including goodwill and intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, we record an impairment charge. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair values of impaired long-lived assets are determined using probability weighted expected cash flow estimates, quoted market prices when available and appraisals as appropriate in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 14 to the Consolidated Financial Statements for further details.

Retirement Plans

In accordance with SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, actual results that differ from our assumptions and estimates are accumulated and amortized over the estimated future working life of the plan participants and will therefore affect pension expense recognized in future periods. Net pension expense is based primarily on current service costs, interest costs and the returns on plan assets. In accordance with this approach, differences between the actual and expected return on plan assets are recognized over a five-year period. In accordance with SFAS No. 158, Employers’ Accounting for Defined Pension and Other Post Retirement Plans an amendment to FASB Statements No. 87, 88, 106 and 132(R), we recognize the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized in net periodic benefit costs are recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. We use a measurement date of December 31 for all of our retirement plans. See Note 13 to the Consolidated Financial Statements for further details.

Revenue Recognition

We derive our revenue from the following sources:

•	equipment sales;

•	supplies;

•	software;

•	rentals;

•	financing;

•	support services; and

•	business services.

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

Embedded software sales

We sell equipment with embedded software to our customers. The embedded software is not sold separately, it is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to the software or incur significant costs that are within the scope of SFAS 86. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that SOP No. 97-2, Software Revenue Recognition, is not applicable. Sales of these products are recognized in accordance with either SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, or SFAS No. 13, Accounting for Leases, for sales-type leases.

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

Rentals Revenue

We rent equipment to our customers, primarily postage meters and mailing equipment, under short-term rental agreements, generally for periods of 3 months to 5 years. Rental revenue includes revenue from the subscription for digital meter services. We invoice in advance for postage meter rentals. We defer the billed revenue and include it initially in advance billings. Rental revenue is recognized on a straight-line basis over the term of the rental agreement. We defer certain initial direct costs incurred in consummating a transaction and amortize these costs over the term of the agreement. The initial direct costs are primarily personnel related costs. Other assets on our Consolidated Balance Sheets include $39.0 million and $42.9 million of these deferred costs at December 31, 2007 and 2006, respectively. The Consolidated Statements of Income include the related amortization expense of $19.1 million, $21.6 million and $24.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Other assets on our Consolidated Balance Sheets at December 31, 2007 and 2006 include $121 million and $117 million, respectively, of deferred marketing costs. The Consolidated Statements of Income include the related amortization expense of $39 million, $44 million and $46 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Restructuring Charges

We apply the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to account for one-time benefit arrangements and exit or disposal activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. We account for ongoing benefit arrangements under SFAS No. 112, Employers’ Accounting for Postemployment Benefits, which requires that a liability be recognized when the costs are probable and reasonably estimable. See Note 14 to the Consolidated Financial Statements.

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

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment (“FAS 123R”). We previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. We elected to adopt the modified retrospective application method provided by FAS 123(R) and accordingly, financial statement amounts for the periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123.

Stock-based compensation represents the cost related to stock-based awards granted to employees. We measure stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in costs; selling, general and administrative expense; and research and development expense in the Consolidated Statements of Income based on the employees’ respective functions.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

We record deferred tax assets for awards that result in deductions on our income tax returns, based on the amount of compensation cost recognized and our statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported in our income tax return are recorded in capital in excess of par value (if the tax deduction exceeds the deferred tax asset or to the extent that previously recognized credits to paid-in-capital are still available if the tax deduction is less than the deferred tax asset).

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

Derivative Instruments

In the normal course of business, the company is exposed to the impact of interest rate changes and foreign currency fluctuations. The company limits these risks by following established risk management policies and procedures, including the use of derivatives. The derivatives are used to manage the related cost of debt and to limit the effects of foreign exchange rate fluctuations on financial results.

In our hedging program, we normally use forward contracts, interest-rate swaps, and currency swaps depending upon the underlying exposure. We do not use derivatives for trading or speculative purposes. Changes in the fair value of the derivatives are reflected as gains or losses. The accounting for the gains or losses depends on the intended use of the derivative, the resulting designation, and the effectiveness of the instrument in offsetting the risk exposure it is designed to hedge.

To qualify as a hedge, a derivative must be highly effective in offsetting the risk designated for hedging purposes. The hedge relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge. The effectiveness of the hedge relationship is evaluated on a retrospective and prospective basis.

As a result of the use of derivative instruments, we are exposed to counterparty risk. To mitigate such risks, we enter into contracts with only those financial institutions that meet stringent credit requirements as set forth in our derivative policy. We regularly review our credit exposure balances as well as the creditworthiness of our counterparties.

Foreign Exchange Contracts

We enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on inter-company loans and related interest that are denominated in a foreign currency. The revaluation of the short-term inter-company loans and interest and the mark-to-market on the derivatives are both recorded to income. At December 31, 2007, we had 16 outstanding foreign exchange contracts to buy or sell various currencies with an asset value of $1.9 million. The contracts will expire by December 23, 2008.

We also enter into foreign currency exchange contracts arising from the anticipated purchase of inventory between affiliates. These contracts are designed as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in other comprehensive income in the period that the change in fair value occurs and is reclassified to income in the same period that the hedged item affects income. At December 31, 2007, we had no outstanding contracts associated with these anticipated transactions.

Certain foreign currency derivatives have been entered into to manage foreign currency transactional exposures associated with the transactions between affiliates. These derivatives have no specific hedging designation so gains or losses are recorded in income in the period that changes in fair value occur together with the offsetting foreign exchange gains or losses on the underlying assets and liabilities. At December 31, 2007, the fair value of these derivatives was a liability of $1.9 million.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Interest Rate Swaps

Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and hedged item attributable to the risk being hedged are recognized in income. In December 2003, we entered into an interest rate swap for an aggregate notional amount of $350 million. The interest rate swap effectively converted the fixed rate of 4.75% on $350 million of our notes, due 2018, into variable interest rates. The variable rates payable by us in connection with the swap agreement are based on six month LIBOR less a spread of 22.8 basis points. At December 31, 2007, the fair value of the derivative represented an asset of $6.8 million. Long-term debt was increased by $6.8 million at December 31, 2007.

Net Investment Hedges

A portion of our inter-company loans denominated in a foreign currency is designated as a hedge of net investment. The revaluation of these loans is reflected as a deferred translation gain or loss and thereby offsets a portion of the translation adjustment of the applicable foreign subsidiaries’ net assets. At December 31, 2007, we had two inter-company loans with an outstanding value of $126.4 million associated with these net investment hedges. Net deferred translation gains of $37.4 million for 2007 were included in accumulated other comprehensive income in stockholders’ equity in the Consolidated Balance Sheet.

Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections (“FAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. FAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of FAS 154 did not have a material impact on our financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which supplements Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies adjusted their financial statements to reflect only those tax positions that were more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment was recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. We adopted the provisions of FIN 48 on January 1, 2007 which resulted in a decrease to opening retained earnings of $84.4 million, with a corresponding increase in our tax liabilities.

In July 2006, the FASB issued FSP No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, that provided guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affected the accounting by a lessor for the lease. We adopted the provisions of FSP No. FAS 13-2 on January 1, 2007. Our adoption of this FSP did not have a material impact on our financial position, results of operations or cash flows.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair value measurement is required. FAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. The FASB issued FASB Staff Position (FSP) No. FAS 157-a, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, which eliminated lease accounting from the scope of this standard. FAS 157, as issued, is effective for fiscal years beginning after November 15, 2007. The FASB issued FASB Staff Position (FSP) No. FAS 157-b, Effective Date of FASB Statement No. 157, which delays the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. We do not expect the adoption of this statement for financial assets and liabilities, effective January 1, 2008, will have a material impact on our financial position, results of operations, or cash flow. We continue to evaluate the impact of adopting this statement for the nonfinancial items deferred until January 1, 2009.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FAS 158”), which required recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under FAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost were recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Our adoption of the provisions of FAS 158 reduced stockholders’ equity by $297 million at December 31, 2006. FAS 158 did not affect our results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).SAB 108 provided guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for the purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 allowed registrants to adjust for the cumulative effect of certain errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption provided that management had properly concluded that the errors were not material to prior periods. SAB 108 was effective for fiscal years ending after November 15, 2006. In 2006, we determined that the accounting for certain leveraged lease transactions in Canada was misstated due to changes in assumptions having occurred prior to 2000 which impacted net income from the leases. Such changes in assumptions required the leveraged lease pricing models to be revised. These misstatements were immaterial to periods prior to 2006, however correction in that period would have had the effect of reducing our pre-tax income and our tax provision by $48 million and $43 million, respectively, which was considered material to the 2006 financial statements. Accordingly, we corrected these misstatements by adjusting opening retained earnings in 2006 by $4.6 million. As part of this adjustment, we also decreased our investment in leveraged leases by $33 million, increased other non-current liabilities by $15 million and decreased deferred taxes on income by $43 million.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 159”),which permits entities to choose to measure many financial assets and financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value election once made is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect to adopt the fair value option allowed by this standard.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“FAS 141 (R)”). FAS 141(R) establishes principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. FAS 141 (R) requires fair value measurements at the date of acquisition, with limited exceptions specified in the Statement. Some of the major impacts of this new standard include expense recognition for transaction costs

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

and restructuring costs. FAS 141 (R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting this Statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). FAS 160 addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. FAS 160 requires changes in ownership interest that do not result in deconsolidation to be accounted for as equity transactions. This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This gain or loss is measured using the fair value of the noncontrolling equity investment. This Statement is effective for fiscal years beginning on or after December 15, 2008. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 are applied prospectively. We are currently evaluating the impact of adopting this Statement.

2. Discontinued Operations

On May 1, 2006, we completed the sale of our Imagistics lease portfolio to De Lage Landen Operational Services, LLC, a subsidiary of Rabobank Group, for approximately $288 million. Net proceeds on the sale were approximately $282 million after transaction expenses. We reported the results of the Imagistics lease portfolio in discontinued operations including an after-tax gain of approximately $11 million from the sale of this portfolio.

On July 14, 2006, we completed the sale of our Capital Services external financing business to Cerberus Capital Management, L.P. (Cerberus) for approximately $747 million and the assumption of approximately $470 million of non-recourse debt and other liabilities. This sale resulted in the disposition of most of the external financing activity in the Capital Services segment. The proceeds received at closing were used to pay our tax obligations. We reported the results of the Capital Services business in discontinued operations including an after-tax loss of $445 million from the sale of this business. We retained certain leveraged leases in Canada which are included in our International Mailing segment.

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

In 2006, we accrued in discontinued operations an additional tax expense of $16 million to record the impact of the Tax Increase Prevention and Reconciliation Act (TIPRA). The TIPRA legislation repealed the exclusion from federal income taxation of a portion of the income generated from certain leveraged leases of aircraft by foreign sales corporations (FSC).

In December 2006, we sold our bankruptcy claim related to certain aircraft leases with Delta Airlines. We received proceeds of $14.5 million, which represent a contingent gain pending the bankruptcy court decision. Given the continued uncertainty and inability to anticipate the outcome of the bankruptcy court decision, we have not recognized any portion of this contingent gain in our consolidated income statement.

The following table shows selected financial information included in discontinued operations for the years ended December 31:

Discontinued Operations	2007	2006	2005

Revenue	$—	$81,199	$125,247
Pretax income	$—	$29,465	$38,061

Net income	$5,534	$30,982	$35,368
Gain on sale of Imagistics, net of $7,075 tax expense	—	11,065	—
FSC tax law change	—	(16,209)	—
Additional tax on IRS settlement	—	(41,000)	—
Loss on sale of Capital Services, net of $284,605 tax benefit	—	(445,150)	—

Total discontinued operations, net of tax	$5,534	$(460,312)	$35,368

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Net income in 2007 includes a gain of $11.3 million from the conclusion of certain tax issues net of the accrual of interest expense of $5.8 million on uncertain tax positions.

Interest expense included in discontinued operations was $19.2 million and $11.5 million for the years ended December 31, 2006 and 2005, respectively. Interest expense recorded in discontinued operations consisted of interest on third-party debt that was assumed by Cerberus. We have not allocated other consolidated interest expense to discontinued operations.

3. Acquisitions

On September 12, 2007, we acquired Asterion SAS for $28 million in cash, net of cash acquired. Asterion is a leading provider of outsourced transactional print and document process services in France. We assigned the goodwill to the Management Services segment.

On May 31, 2007, we acquired the remaining shares of Digital Cement, Inc. for a total purchase price of $49 million in cash, net of cash acquired. Digital Cement, Inc. provides marketing management strategy and services to help companies acquire, retain, manage, and grow their customer relationships. We assigned the goodwill to the Marketing Services segment.

On April 19, 2007, we acquired MapInfo Corporation for $446 million in cash, net of cash acquired. Included in the assets and liabilities acquired were short-term investments of $46 million and debt assumed of $14 million. MapInfo is a global company and a leading provider of location intelligence software and solutions. We assigned the goodwill to the Software segment. As part of the purchase accounting for MapInfo, we aligned MapInfo’s accounting policies with ours. Accordingly, certain software revenue that was previously recognized by MapInfo on a periodic basis is now being recognized over the life of the contract.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The following table summarizes selected financial data for the opening balance sheet allocations of the acquisitions in 2007:

	Asterion SAS	Digital Cement, Inc.	MapInfo Corporation

Purchase price allocation
Short-term investments	$—	$—	$46,308
Current assets	52,900	2,146	41,213
Other non-current assets	30,685	932	35,826
Intangible assets	5,802	9,400	113,000
Goodwill	26,763	39,878	326,296
Current liabilities	(57,794)	(1,325)	(52,963)
Debt	—	—	(13,866)
Non-current liabilities	(29,929)	(1,900)	(50,060)

Purchase price, net of cash acquired	$28,427	$49,131	$445,754

Intangible assets
Customer relationships	$5,802	$8,500	$75,900
Mailing software and technology	—	—	29,500
Trademarks and trade names	—	900	7,600

Total intangible assets	$5,802	$9,400	$113,000

Intangible assets amortization period
Customer relationships	10 years	10 years	10 years
Mailing software and technology	—	—	5 years
Trademarks and trade names	—	2 years	5 years

Total weighted average	10 years	9 years	8 years

The following table summarizes selected financial data for the opening balance sheet allocations of the acquisitions in 2006:

	Print, Inc.	AAS	Ibis	Emtex

Purchase price allocation
Current assets	$9,385	$1,989	$6,468	$4,240
Other non-current assets	1,610	789	3,349	1,034
Intangible assets	8,144	8,200	17,700	14,540
Goodwill	36,588	31,670	40,751	25,076
Current liabilities	(8,547)	(1,033)	(3,258)	(11,946)
Non-current liabilities	(1,163)	—	—	(112)

Purchase price	$46,017	$41,615	$65,010	$32,832

Intangible assets
Customer relationships	$8,144	$4,000	$8,800	$3,300
Mailing software and technology	—	4,200	7,800	9,200
Trademarks and trade names	—	—	1,100	2,040

Total intangible assets	$8,144	$8,200	$17,700	$14,540

Intangible assets amortization period
Customer relationships	6 years	10 years	10 years	10 years
Mailing software and technology	—	5 years	5 years	5 years
Trademarks and trade names	—	—	3 years	5 years

Total weighted average	6 years	7 years	7 years	6 years

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for MapInfo, Asterion SAS and Digital Cement, Inc. The purchase price allocation for these acquisitions will be finalized upon the completion of working capital closing adjustments and fair value analyses. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition. The amount of tax deductible goodwill added from acquisitions in 2007 and 2006 was $27.5 million and $98.0 million, respectively.

During 2007 and 2006, we also completed several smaller acquisitions, the cost of which was $86.6 million and $43.1 million, respectively. These acquisitions did not have a material impact on our financial results.

Consolidated impact of acquisitions

The condensed consolidated financial statements include the results of operations of the acquired businesses from their respective dates of acquisition.

The following table provides unaudited pro forma consolidated revenue for the years ended December 31, 2007 and 2006 as if our acquisitions had been acquired on January 1 of each year presented:

	2007	2006

Total revenue	$6,252,694	$6,078,392

The pro forma earnings of these acquisitions for 2007 and 2006 reduced our diluted earnings per share by approximately 6 cents, primarily due to the purchase accounting alignment for MapInfo. The pro forma consolidated results do not purport to be indicative of the actual results if the acquisitions had occurred on the dates indicated or that may result in the future.

4. Inventories

	December 31,

	2007	2006

Raw materials and work in process	$87,053	$97,870
Supplies and service parts	52,895	82,669
Finished products	58,014	57,278

Total	$197,962	$237,817

If all inventories valued at LIFO had been stated at current costs, inventories would have been $23.7 million and $20.5 million higher than reported at December 31, 2007 and 2006, respectively. In 2007, we recorded an impairment charge to inventories for $48.1 million, included in the restructuring charges and asset impairments line on the Consolidated Statement of Income. See Note 14 to the Consolidated Financial Statements for further details.

5. Fixed Assets

	December 31,

	2007	2006

Land	$33,961	$34,397
Buildings	400,548	402,200
Machinery and equipment	1,443,384	1,394,543

	1,877,893	1,831,140
Accumulated depreciation	(1,249,975)	(1,218,500)

Property, plant and equipment, net	$627,918	$612,640

Rental equipment	$1,189,675	$1,163,705
Accumulated depreciation	(753,748)	(659,794)

Rental property and equipment, net	$435,927	$503,911

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Depreciation expense was $318.1 million, $311.2 million and $292.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation expense included amounts from discontinued operations of $9.2 million and $3.2 million for the years ended December 31, 2006 and 2005, respectively. Rental equipment is primarily comprised of postage meters. A pre-tax non-cash impairment charge of $61.5 million for net rental property and equipment was recorded in 2007 associated with our transitional initiatives, included in the restructuring charges and asset impairments line of the Consolidated Statement of Income. See Note 14 to the Consolidated Financial Statements for further details.

6. Intangible Assets and Goodwill

The components of our purchased intangible assets are as follows:

	December 31, 2007			December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$427,487	$(119,652)	$307,835	$314,768	$(84,439)	$230,329
Supplier relationships	29,000	(7,492)	21,508	33,300	(5,954)	27,346
Mailing software & technology	176,558	(65,032)	111,526	134,476	(42,357)	92,119
Trademarks and trade names	32,661	(17,202)	15,459	28,961	(14,716)	14,245
Non-compete agreements	5,491	(4,631)	860	5,247	(4,094)	1,153

	$671,197	$(214,009)	$457,188	$516,752	$(151,560)	$365,192

Amortization expense for intangible assets was $65.0 million, $53.9 million and $39.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. In 2007, we recorded impairment charges of $8.5 million, included in the restructuring charges and asset impairments line of the Consolidated Statement of Income. See Note 14 to the Consolidated Financial Statements for further details.

The estimated future amortization expense related to intangible assets as of December 31, 2007 is as follows:

Year ended December 31,	Amount

2008	$70,000
2009	67,000
2010	60,000
2011	54,000
2012	44,000
Thereafter	162,000

$457,000

During 2007 and 2006, we recorded additions to intangible assets of $158.2 million and $64.3 million, respectively. The components of these purchased intangible assets are as follows:

	December 31, 2007		December 31, 2006

	Amount	Weighted Average life	Amount	Weighted Average life

Customer relationships	$111,315	10 years	$35,778	11 years
Mailing software and technology	38,323	7 years	21,900	5 years
Trademarks and trade names	8,500	2 years	6,390	4 years
Non-compete agreements	12	4 years	228	5 years

	$158,150	9 years	$64,296	8 years

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The changes in the carrying amount of goodwill, by reporting segment, for the years ended December 31, 2007 and 2006 are as follows:

	Balance at December 31, 2006	Acquired during the period	Other	Balance at December 31, 2007

U.S. Mailing	$84,380	$13,703	$31,100	$129,183
International Mailing	392,434	2,486	8,908	403,828
Production Mail	102,848	4,165	3,587	110,600
Software	340,062	355,189	1,440	696,691

Mailstream Solutions	919,724	375,543	45,035	1,340,302

Management Services	429,990	28,668	2,931	461,589
Mail Services	216,709	8,524	4,554	229,787
Marketing Services	224,734	41,831	1,615	268,180

Mailstream Services	871,433	79,023	9,100	959,556

Total	$1,791,157	$454,566	$54,135	$2,299,858

	Balance at December 31, 2005	Acquired during the period	Other	Balance at December 31, 2006

U.S. Mailing	$56,095	$29,686	$(1,401)	$84,380
International Mailing	355,947	5,072	31,415	392,434
Production Mail	94,879	4,773	3,196	102,848
Software	314,306	26,620	(864)	340,062

Mailstream Solutions	821,227	66,151	32,346	919,724

Management Services	383,640	41,304	5,046	429,990
Mail Services	211,686	5,767	(744)	216,709
Marketing Services	195,233	29,937	(436)	224,734

Mailstream Services	790,559	77,008	3,866	871,433

Total	$1,611,786	$143,159	$36,212	$1,791,157

“Other” includes the impact of foreign currency translations.

7.	Current Liabilities

Accounts payable, accrued liabilities, notes payable and current portion of long-term obligations are composed of the following:

	December 31,

	2007	2006

Accounts payable-trade	$329,928	$307,134
Reserve account deposits	522,193	459,527
Accrued salaries, wages and commissions	276,154	254,454
Accrued restructuring charges	91,713	33,549
Accrued nonpension postretirement benefits	27,728	30,849
Miscellaneous accounts payable and accrued liabilities	717,851	591,988

Accounts payable and accrued liabilities	$1,965,567	$1,677,501

Notes payable	$405,213	$489,706
Current portion of long-term debt and capital leases	548,554	834

Notes payable and current portion of long-term obligations	$953,767	$490,540

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

Reserve account deposits represent customers’ prepayment of postage. Deposits are held by our subsidiary, Pitney Bowes Bank. See Note 18 to the Consolidated Financial Statements for further details.

Notes payable are issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at below prevailing prime rates. The weighted average interest rates were 4.3% and 5.3% on notes payable and overdrafts outstanding at December 31, 2007 and 2006, respectively.

At December 31, 2007, notes payable totaled $405.2 million. We had unused credit facilities of $1.5 billion at December 31, 2007, primarily to support commercial paper issuances. Fees paid to maintain lines of credit were $0.8 million, $0.9 million and $0.7 million in 2007, 2006 and 2005, respectively.

8. Long-term Debt

	December 31,

	2007	2006

Recourse debt
5.75% notes due 2008 (1)	$—	$350,000
8.63% notes due 2008 (1)	—	100,000
9.25% notes due 2008 (1)	—	100,000
8.55% notes due 2009 (1)	150,000	150,000
4.65% to 5.57% notes due 2010	—	150,000
5.32% credit facility due 2012	150,000	—
4.63% notes due 2012	400,000	400,000
3.88% notes due 2013	375,000	375,000
4.88% notes due 2014	450,000	450,000
5.00% notes due 2015	400,000	400,000
4.75% notes due 2016	500,000	500,000
5.75% notes due 2017	500,000	—
3.75% to 5.43% notes due 2018	350,000	350,000
5.25% notes due 2037	500,000	500,000

Fair value hedges basis adjustment	25,753	27,757

Mortgage	13,186	—

Other (2)	(11,864)	(5,140)

Total long-term debt	$3,802,075	$3,847,617

(1)

In 2002, we received $95 million in cash from the termination of four swap agreements associated with these notes. This amount is being reflected as a reduction of interest expense over the remaining term of these notes. As a result of this transaction, the weighted average effective rate on these notes is 4.77%. The notes due in 2008 for a face value of $550 million are reported as current liabilities at December 31, 2007.

(2)	Other consists primarily of debt discounts and premiums.

On December 31, 2007, $0.6 billion remained available under the shelf registration statement filed in February 2005 with the SEC, permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

In December 2007, we entered into a $150 million syndicated bank transaction priced at 3 month LIBOR plus 35 basis points. The proceeds from this credit facility, due 2012, were used to pay off the $150 million variable rate debt that was due in 2010.

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

In November 2006, we issued $500 million of unsecured fixed rate notes maturing in January 2037. These notes bear interest at an annual rate of 5.25% and pay interest semi-annually beginning in July 2007. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper, the financing of acquisitions and repurchase of the Company’s stock.

The annual maturities of the outstanding debt during each of the next five years are as follows: 2008, $550 million; 2009, $150 million; 2010 – no maturities; 2011 – no maturities; 2012, $550 million; and $3,075 million thereafter.

The mortgage relates to debt assumed with the acquisition of MapInfo Corporation. The annual maturities of the outstanding mortgage for 2008 - 2012 are $0.3 million each year and $12.0 million thereafter.

The fair value hedges basis adjustment represents the revaluation of fixed rate debt that has been hedged in accordance with SFAS No. 133. See Note 1 to the Consolidated Financial Statements.

9. Income Taxes

	Years ended December 31,

	2007	2006	2005

Continuing operations:
Total current	$160,839	$298,364	$217,042
Total deferred	119,383	36,640	111,555

Provision for income taxes	$280,222	$335,004	$328,597

U.S. and international components of income from operations before income taxes and minority interest are as follows:

	Years ended December 31,

	2007	2006	2005

Continuing operations:

U.S.	$624,030	$719,931	$623,529
International	36,681	194,559	188,139

Total continuing operations	660,711	914,490	811,668
Discontinued operations	—	(682,149)	38,061

Total	$660,711	$232,341	$849,729

The effective tax rates for continuing operations for 2007, 2006 and 2005 were 42.4%, 36.6% and 40.5%, respectively. The effective tax rate for 2007 included $54 million of tax charges related principally to a valuation allowance for certain deferred tax assets and tax rate changes outside of the U.S. The effective tax rate for 2006 and 2005 included a $20 million and $56 million charge, respectively, related to the IRS settlement discussed below.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The items accounting for the difference between income taxes computed at the federal statutory rate and our provision for income taxes consist of the following:

	2007	2006	2005

Continuing operations:
Federal statutory provision	$231,249	$320,072	$284,084
Life insurance tax reserve, federal and state	—	20,000	56,000
State and local income taxes	12,281	22,194	19,452
Foreign tax differential	2,379	(12,713)	(11,517)
Valuation allowance	51,724	—	—
Rate change	2,485	—	—
Tax exempt income/reimbursement	(6,743)	(15,110)	(4,162)
Federal income tax credits/incentives	(12,732)	(2,508)	(5,966)
Other, net	(421)	3,069	(9,294)

Provision for income taxes	280,222	335,004	328,597
Discontinued operations:
Federal statutory provision	—	(238,753)	13,321
State and local income taxes	—	(29,225)	(642)
External financing transactions	(5,534)	46,140	(9,986)

Total provision for income taxes	$274,688	$113,166	$331,290

The components of our total provision for income taxes are as follows:

	Years ended December 31,

	2007	2006	2005

U.S. Federal:
Current	$136,528	$1,090,252	$166,590
Deferred	53,235	(1,021,669)	81,351

	189,763	68,583	247,941

U.S. State and Local:
Current	12,813	179,602	18,867
Deferred	6,083	(190,420)	10,071

	18,896	(10,818)	28,938

International:
Current	5,964	7,567	36,552
Deferred	60,065	47,834	17,859

	66,029	55,401	54,411

Total current	155,305	1,277,421	222,009
Total deferred	119,383	(1,164,255)	109,281

Total provision for income taxes	$274,688	$113,166	$331,290

PITNEY BOWES  INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The components of our deferred tax liabilities and assets are as follows:

	December 31,

	2007	2006

Deferred tax liabilities:
Depreciation	$44,125	$82,578
Deferred profit (for tax purposes) on sales to finance subsidiaries	486,107	440,525
Lease revenue and related depreciation	313,393	189,976
Pension	76,830	33,951
Other	122,550	129,614

Deferred tax liabilities	1,043,005	876,644

Deferred tax (assets):
Nonpension postretirement benefits	(141,205)	(89,416)
Inventory and equipment capitalization	(22,651)	(23,132)
Restructuring charges	(93,113)	(15,504)
Long-term incentives	(60,571)	(61,422)
Net operating loss carry forwards	(91,513)	(66,197)
Other	(168,785)	(147,894)
Valuation allowance	69,792	33,563

Deferred tax (assets)	(508,046)	(370,002)

Net deferred taxes	534,959	506,642
Less amounts included in current and non-current income taxes	62,719	51,713

Deferred taxes on income	$472,240	$454,929

During 2007, the deferred tax asset and related valuation allowances for net operating losses changed primarily due to establishing a valuation allowance against net deferred tax assets in Germany and France established in connection with strategic initiatives taken in the fourth quarter (see Note 14 to the Consolidated Financial Statements) and acquisition activity. As of December 31, 2007 and 2006, approximately $243.7 million and $185 million, respectively, of net operating loss carry forwards were available to us. Most of these losses can be carried forward indefinitely.

It has not been necessary to provide for income taxes on $660 million of cumulative undistributed earnings of subsidiaries outside the U.S. These earnings will be either indefinitely reinvested or remitted substantially free of additional tax. Determination of the liability that would result in the event all of these earnings were remitted to the U.S. is not practicable. It is estimated, however, that withholding taxes on such remittances would approximate $15 million.

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

PITNEY BOWES  INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

In June 2006, the FASB issued FIN. 48, Accounting for Uncertainty in Income Taxes, which supplements FAS 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. This is a different standard for recognition than the approach previously required. Both approaches require us to exercise considerable judgment and estimates are inherent in both processes. We adopted the provisions of FIN 48 on January 1, 2007. As a result, on initial adoption we recognized an $84.4 million increase in our liability for uncertain tax positions and a corresponding reduction to our opening retained earnings. The total amount of unrecognized tax benefits at January 1 and December 31, 2007 was $356.1 million and $398.9 million, respectively, of which $299.6 million and $335.7 million, respectively, would affect the effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$356,063
Increases from prior period positions	28,762
Decreases from prior period positions	(20,063)
Increases from current period positions	61,778
Decreases from current period positions	—
Decreases relating to settlements with tax authorities	(2,165)
Reductions as a result of a lapse of the applicable statute of limitations	(25,497)

Balance at December 31, 2007	$398,878

Our tax filings are under continual examination by tax authorities. On a regular basis we conclude tax return examinations, statutes of limitations expire, court decisions are made that interpret tax law and we regularly assess tax uncertainties in light of these developments. As a result of these developments, it is reasonably possible that the amount of our unrecognized tax benefits will increase or decrease in the next 12 months by less than 5%. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. We recognized $9.5 million in interest and penalties during the year ended December 31, 2007 and this amount was included in discontinued operations. We had $104.1 million and $113.6 million accrued for the payment of interest and penalties at January 1 and December 31, 2007, respectively.

In August 2006, we reached a settlement with the IRS governing all outstanding tax audit issues in dispute for the tax years through 2000. These disputed items related primarily to the tax treatment of corporate owned life insurance (COLI) and related interest expense, the tax effect of the sale of certain preferred share holdings, and the tax treatment of certain Capital Services lease transactions. In the second quarter of 2006, we estimated the tax due as a result of the IRS settlement including our best estimate of the additional liability for these items in all open years, the sale of the Imagistics portfolio and the sale of the Capital Services business to be approximately $1.1 billion. Accordingly, we recorded $61 million of additional tax expense. The $1.1 billion tax liability was net of $330 million of IRS tax bonds previously posted. In the third quarter of 2006, we paid $239 million of the $1.1 billion obligation to the IRS, with the remainder paid by the end of 2006. These tax obligations were funded with proceeds previously received in 2006 from the sale of the Imagistics lease portfolio and Capital Services and the advance against the cash surrender value of our COLI assets. Of the $61 million of tax expense, $41 million related to the Capital Services business and was included in discontinued operations and $20 million was included in continuing operations.

The current IRS exam of tax years 2001-2004 is estimated to be completed in the next year or two, and the federal statute of limitations for years prior to 2001 has expired. In connection with the 2001-2004 audit, we are currently disputing a recent formal request from the IRS in the form of a civil summons to provide certain company workpapers. The company believes that certain documents being sought should not be produced because they are privileged. In the third quarter, in a similar case, the U.S. District Court in Rhode Island ruled that certain company workpapers were privileged. The IRS has appealed that decision. A similar issue is also being litigated between the IRS and another taxpayer before the U.S. District Court for the Northern District of Alabama. In connection with the 2001-2004 audit, we have recently entered into an agreement in principle with the IRS regarding the tax treatment of certain Capital Services lease transactions. The additional tax and interest associated with this settlement was accrued and paid to the IRS prior to 2007. A variety of post-1999 tax years remain subject to examination by other tax authorities, including the U.K., Canada, Germany and various U.S. states. We have accrued our best estimate of the probable tax, interest and penalties that may result from these tax uncertainties in these and other jurisdictions. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flow.

PITNEY BOWES  INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

In 2006, we accrued in discontinued operations an additional tax expense of $16.2 million to record the impact of the Tax Increase Prevention and Reconciliation Act (“TIPRA”). The TIPRA legislation repealed the exclusion from federal income taxation of a portion of the income generated from certain leveraged leases of aircraft by foreign sales corporations. See Note 2 to the Consolidated Financial Statements for further discussion of the discontinued operations.

10. Preferred Stockholders’ Equity in Subsidiary Companies

Pitney Bowes International Holdings, Inc., a subsidiary of the Company, has 3,750,000 shares outstanding or $375 million of variable term voting preferred stock owned by certain outside institutional investors. Of these shares outstanding, 750,000 were issued in December 2006. These preferred shares are entitled to 25% of the combined voting power of all classes of capital stock. All outstanding common stock of Pitney Bowes International Holdings, Inc., representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by Pitney Bowes Inc. The preferred stock, $.01 par value, is entitled to cumulative dividends at rates set at auction. The weighted average dividend rate in 2007 and 2006 was 4.9% and 4.4%, respectively. Preferred dividends are included in minority interest in the Consolidated Statements of Income. The preferred stock is subject to mandatory redemption based on certain events, at a redemption price not less than $100 per share, plus the amount of any dividends accrued or in arrears. No dividends were in arrears at December 31, 2007 or 2006.

Additionally a subsidiary of the Company has 100 shares or $10 million of 9.11% Cumulative Preferred Stock, mandatorily redeemable in 20 years, outstanding and owned by an institutional investor.

11. Stockholders’ Equity

At December 31, 2007, 480,000,000 shares of common stock, 600,000 shares of cumulative preferred stock, and 5,000,000 shares of preference stock were authorized. At December 31, 2007, 214,514,959 shares of common stock (net of 108,822,953 shares of treasury stock), 135 shares of 4% convertible cumulative preferred stock (4% preferred stock) and 37,069 shares of $2.12 convertible preference stock ($2.12 preference stock) were issued and outstanding. In the future, the Board of Directors can issue the balance of unreserved and unissued preferred stock (599,865 shares) and preference stock (4,962,931 shares). The Board will determine the dividend rate, terms of redemption, terms of conversion (if any) and other pertinent features. At December 31, 2007, unreserved and unissued common stock (exclusive of treasury stock) amounted to 113,975,174 shares.

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

At December 31, 2007, a total of 616,022 shares of common stock were reserved for issuance upon conversion of the 4% preferred stock (3,272 shares) and $2.12 preference stock (612,750 shares). In addition, 21,769,139 shares of common stock were reserved for issuance under our dividend reinvestment and other corporate plans.

PITNEY BOWES  INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The following table summarizes the preferred, preference and common stock outstanding:

			Common Stock
	Preferred Stock	Preference Stock
			Issued	Treasury	Outstanding

Balance, December 31, 2004	385	46,405	323,337,912	(93,019,539)	230,318,373
Repurchase of common stock				(5,945,778)
Issuances of common stock				2,276,222
Conversions of common stock	(50)	(3,459)		58,389

Balance, December 31, 2005	335	42,946	323,337,912	(96,630,706)	226,707,206
Repurchase of common stock				(9,180,216)
Issuances of common stock				3,026,290
Conversions of common stock	(200)	(3,339)		60,042

Balance, December 31, 2006	135	39,607	323,337,912	(102,724,590)	220,613,322
Repurchase of common stock				(9,075,104)
Issuances of common stock				2,934,801
Conversions of common stock	—	(2,538)		41,940

Balance, December 31, 2007	135	37,069	323,337,912	(108,822,953)	214,514,959

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income are as follow:

	2007	2006	2005

Foreign currency translation adjustments	$341,252	$176,524	$93,341
Net unrealized loss on derivative investments	(282)	(3,083)	(3,063)
Net unrealized gain on investment securities	352	—	—
Amortization of pension and postretirement costs	22,172	—	—
Loss on pension and postretirement plans (1)	(274,838)	(305,185)	(13,361)

Accumulated other comprehensive income (loss)	$88,656	$(131,744)	$76,917

(1) Includes a charge of $297,229 for the initial adoption of FAS 158 in 2006.

12. Stock Plans

Effective January 1, 2006, we adopted the provisions of FAS 123(R). FAS 123(R) established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. We elected to adopt the modified retrospective application method as provided by FAS 123(R), and, accordingly, financial statement amounts for 2005 have been adjusted to reflect the fair value method of expensing prescribed by FAS 123(R).

The following table shows total stock-based compensation expense for stock options, restricted stock units, and employee stock purchase plans.

	Years Ended December 31,

	2007	2006	2005

Stock options	$14,001	$20,412	$23,401
Restricted stock units	7,115	3,363	—
Employee stock purchase plans	3,015	3,600	3,822

Pre-tax stock-based compensation	$24,131	$27,375	$27,223

PITNEY BOWES  INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The following table shows stock-based compensation expense as included in the Condensed Consolidated Statements of Income:

	Years Ended December 31,

	2007	2006	2005

Cost of equipment sales	$1,649	$1,869	$1,845
Cost of support services	710	806	796
Cost of business services	980	1,112	1,111
Selling, general and administrative expense	19,984	22,669	22,526
Research and development expense	808	919	945

Pre-tax stock-based compensation	24,131	27,375	27,223
Income tax	(8,277)	(9,308)	(9,256)

Stock-based compensation expense, net	$15,854	$18,067	$17,967

Basic earnings per share impact	$0.07	$0.08	$0.08

Diluted earnings per share impact	$0.07	$0.08	$0.08

Capitalized stock-based compensation costs at December 31, 2007 and 2006 were not material.

At December 31, 2007, $15.3 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 2.0 years. At December 31, 2007, $15.2 million of unrecognized compensation cost related to non-vested restricted stock units is expected to be recognized over a weighted average period of 2.8 years.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $28.1 million, $23.2 million and $21.9 million, respectively. The total intrinsic value of restricted stock units converted during 2007 was $3.3 million. Proceeds from issuance of stock in our Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 include $5.0 million, $3.4 million and $3.9 million of windfall tax benefits from stock options exercised and restricted stock units converted, respectively.

We settle employee stock compensation awards with treasury shares.

Starting in 2006, we modified our stock-based compensation awards, requiring a minimum requisite service period of one year for retirement eligible employees.

At December 31, 2007, there were 15,416,166 shares available for future grants of stock options and restricted stock units under our stock plans.

Incentive Awards

Long-term incentive awards are provided to employees under the terms of our plans. The Executive Compensation Committee of the Board of Directors administers these plans. Awards granted under these plans may include stock options, restricted stock units, other stock based awards, cash or any combination thereof.

Effective in 2006, we changed the components of our long-term incentive compensation structure. This change increased the amount of restricted stock units and cash incentive awards issued to employees and reduced the number of stock options granted.

We have the following stock plans that are described below: the U.S. and U.K. Stock Option Plans (ESP), the U.S. and U.K. Employee Stock Purchase Plans (ESPP), and the Directors’ Stock Plan.

Stock Options

Under our stock plan, certain officers and employees are granted options at prices equal to the market value of our common shares at the date of grant. Options granted in 2004 and prior thereto generally became exercisable in three equal installments during the first three years following their grant and expire after ten years. Options granted in 2005 and thereafter generally become exercisable in four equal installments during the first four years following their grant and expire ten years from the date of grant.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The following tables summarize information about stock option transactions during 2007:

	Shares	Per share weighted average exercise price

Options outstanding at December 31, 2006	20,255,738	$42.13
Granted	1,488,387	$47.17
Exercised	(2,438,009)	$35.84
Canceled	(321,048)	$45.55
Forfeited	(242,550)	$46.19

Options outstanding at December 31, 2007	18,742,518	$43.23

	Shares	Per share weighted average exercise price

Options exercisable at December 31, 2007	14,798,177	$42.60

The weighted-average remaining contractual life of the total options outstanding and options exercisable at December 31, 2007 was 4.3 years and 3.3 years, respectively. The intrinsic value of the total options outstanding and options exercisable at December 31, 2007 was $97.4 million and $67.6 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

Options Outstanding

Range of per share exercise prices	Number	Weighted average remaining contractual life	Per share weighted average exercise price

$26.99 - $35.99	4,213,080	3.4 years	$30.11
$36.00 - $45.99	6,690,738	5.0 years	$41.86
$46.00 - $56.99	5,775,781	5.4 years	$47.01
$57.00 - $65.72	2,062,919	1.0 years	$63.92

	18,742,518	4.3 years

Options Exercisable

Range of per share exercise prices	Number	Per share weighted Average exercise price

$26.99 - $35.99	4,213,080	$30.11
$36.00 - $45.99	4,925,924	$41.31
$46.00 - $56.99	3,596,254	$46.78
$57.00 - $65.72	2,062,919	$63.92

	14,798,177

Certain employees eligible for performance-based compensation may defer up to 100% of their annual awards, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan. Participants may allocate deferred compensation among specified investment choices. Previously, the investment choices offered included stock options under the U.S. stock option plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years from the date of grant. There were 163,480, 236,101 and 372,525 options outstanding under this plan at December 31, 2007, 2006 and 2005, respectively, which are included in outstanding options under our U.S. stock option plan. Beginning with the 2004 plan year, options were no longer offered as an investment choice.

We estimate the fair value of stock options using a Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the volatility of our stock, the risk-free interest rate and our dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of our stock option grants. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value we made under FAS 123(R).

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The fair value of stock options granted and related assumptions are as follows:

	Years ended December 31,

	2007	2006	2005

Expected dividend yield	2.9%	2.9%	2.8%
Expected stock price volatility (1)	13.7%	17.6%	18.5%
Risk-free interest rate (2)	4.7%	4.6%	3.5%
Expected life – years (3)	5	5	5
Weighted-average fair value per option granted	$6.69	$7.13	$7.29

(1) Our estimates of expected stock price volatility are based on historical price changes of our stock.

(2) The risk-free interest rate is based on U.S. Treasuries with a term equal to the expected option term.

(3) The expected life is based on historical experience.

Restricted Stock and Restricted Stock Units

Our stock plan permits the issuance of restricted stock and restricted stock units. Restricted stock units are stock awards that are granted to employees and entitle the holder to shares of common stock as the award vests, typically over a four year service period. The fair value of the awards is determined on the grant date based on our stock price at that date. We issued 334,442 shares and 256,519 shares of restricted stock units in 2007 and 2006, respectively. The weighted average grant price was $47.91 and $42.63 for 2007 and 2006, respectively. The intrinsic value of the outstanding restricted stock units at December 31, 2007 was $3.7 million, with a weighted average remaining term of 2.8 years.

The following table summarizes information about restricted stock unit transactions during 2007:

	Shares / Units	Weighted average grant date fair value

Restricted stock units outstanding at December 31, 2006	237,020	$42.63
Granted	334,442	$47.91
Vested	(64,609)	$42.89
Forfeited	(46,374)	$45.98

Restricted stock units outstanding at December 31, 2007	460,479	$46.09

Restricted stock awards are subject to one or more restrictions, which may include continued employment over a specified period or the attainment of specified financial performance goals. Where a restricted stock award is subject to both tenure and attainment of financial performance goals, the restrictions would be released, in total or in part, only if the executive is still employed by us at the end of the performance period and if the performance objectives are achieved. Where the sole restriction of a restricted stock award is continued employment over a specified period, such period may not be less than three years. The compensation expense for each award is recognized over the performance period. We issued 8,150 shares of restricted stock in 2005. We did not issue any shares of restricted stock during 2006 and 2007. We recorded compensation expense, net of tax, of $0.7 million, $1.3 million and $1.4 million in 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plans

The U.S. Employee Stock Purchase Plan enables substantially all U.S. and Canadian employees to purchase shares of our common stock at a discounted offering price and is considered a compensatory plan in accordance with FAS 123(R). In 2007, the offering price was 85% of the average price of our common stock on the New York Stock Exchange on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. The U.K. S.A.Y.E. Plan also enables eligible employees of our participating U.K. subsidiaries to purchase shares of our stock at a discounted offering price which, in 2007, was 90% of the average closing price of our common stock on the New York Stock Exchange for the three business days preceding the offering date. We may grant rights to purchase up to 6,664,027 common shares to our regular employees under the U.S. and U.K. Plans. Compensation expense relating to the U.S. Plan is recognized over a twelve month participation period. Compensation expense for the U.K. Plan is recognized over participation periods of 3 or 5 years.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

We granted rights to purchase 446,755 shares in 2007, 435,592 shares in 2006 and 434,428 shares in 2005. The per share fair value of rights granted was $8 in 2007, $7 in 2006 and $7 in 2005 for the U.S. ESPP and $7 in 2007, $8 in 2006 and $8 in 2005 for the U.K. ESPP.

Directors’ Stock Plan

Under this plan, each non-employee director is granted 2,200 shares of restricted common stock annually. Shares granted at no cost to the directors were 24,665 in 2007 and 14,000 in 2006. Compensation expense, net of taxes, was $0.8 million for 2007 and $0.4 million a year for 2006 and 2005. The shares carry full voting and dividend rights but, except as provided herein, may not be transferred or alienated until the later of (1) termination of service as a director, or, if earlier, the date of a change of control, or (2) the expiration of the six-month period following the grant of such shares. If a director terminates service as a director prior to the expiration of the six-month period following a grant of restricted stock, that award will be forfeited. The Directors’ Stock Plan permits certain limited dispositions of restricted common stock to family members, family trusts or partnerships, as well as donations to charity after the expiration of the six-month holding period, provided the director retains a minimum of 7,500 shares of restricted common stock.

Non-employee directors may defer up to 100% of their eligible compensation, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan for directors. Participants may allocate deferred compensation among specified investment choices. Previously, the investment choices offered included stock options under the Directors’ Stock Plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years. There were 22,091, 41,716 and 48,019 options outstanding under this plan at December 31, 2007, 2006 and 2005, respectively. Beginning with the 2004 plan year, options were no longer offered as an investment choice.

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

U.S. employees hired after January 1, 2005, Canadian employees hired after April 1, 2005, and U.K. employees hired after July 1, 2005, are not eligible for our defined benefit retirement plans.

We contributed $30.5 million, $28.1 million and $22.6 million to our U.S. defined contribution plans in 2007, 2006 and 2005, respectively.

Defined Benefit Pension Plans

The change in benefit obligations, plan assets and the funded status for defined benefit pension plans are as follows:

	United States		Foreign

	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$1,621,463	$1,638,252	$522, 451	$471,420
Service cost	28,204	26,495	12,797	11,207
Interest cost	93,977	91,652	27,627	22,666
Plan participants’ contributions	—	—	2,924	2,781
Actuarial gain	(41,067)	(21,909)	(25,544)	(2,655)
Foreign currency changes	—	—	32,299	33,360
Curtailment	—	—	906	883
Special termination benefits	1,187	—	—	—
Benefits paid	(111,035)	(113,027)	(18,443)	(17,211)

Benefit obligation at end of year	$1,592,729	$1,621,463	$555,017	$522,451

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	United States		Foreign

	2007	2006	2007	2006

Change in plan assets:
Fair value of plan assets at beginning of year	$1,655,283	$1,528,917	$476,939	$411,518
Actual return on plan assets	121,973	232,254	31,490	40,721
Company contributions	8,781	7,139	8,926	9,513
Plan participants’ contributions	—	—	2,924	2,781
Foreign currency changes	—	—	28,479	29,617
Benefits paid	(111,035)	(113,027)	(18,443)	(17,211)

Fair value of plan assets at end of year	$1,675,002	$1,655,283	$530,315	$476,939

Funded status, end of year:
Fair value of plan assets at end of year	$1,675,002	$1,655,283	$530,315	$476,939
Benefit obligations at end of year	1,592,729	1,621,463	555,017	522,451

Funded status	$82,273	$33,820	$(24,702)	$(45,512)

Information for pension plans, that are included above, with an accumulated benefit obligation in excess of plan assets at December 31, 2007 and 2006 were as follows:

	United States		Foreign

	2007	2006	2007	2006

Projected benefit obligation	$97,671	$95,370	$36,086	$35,700
Accumulated benefit obligation	$78,564	$78,392	$34,428	$33,955
Fair value of plan assets	$1,656	$1,521	$10,885	$9,548

The accumulated benefit obligation for all U.S. defined benefit plans at December 31, 2007 and 2006 was $1.5 billion for both years. The accumulated benefit obligation for all foreign defined benefit plans at December 31, 2007 and 2006 was $484 million and $467 million, respectively.

	United States		Foreign

	2007	2006	2007	2006

Amounts recognized in the Consolidated Balance Sheets:
Non-current asset	$178,288	$127,670	$6,630	$7,084
Current liability	(5,354)	(7,638)	(884)	(872)
Non-current liability	(90,661)	(86,212)	(30,448)	(51,724)

Net amount recognized	$82,273	$33,820	$(24,702)	$(45,512)

Pre-tax amounts recognized in accumulated other comprehensive income (“AOCI”) consist of:
Net actuarial loss	$328,726	$394,556	$93,346	$114,400
Prior service cost/(credit)	(3,177)	(5,342)	2,266	2,672
Transition obligation (asset)	—	—	131	(532)

Total	$325,549	$389,214	$95,743	$116,540

The estimated amounts that will be amortized from AOCI into net periodic benefits cost in 2008 are as follows:
Net actuarial loss	$19,161		$4,211
Prior service cost/(credit)	(2,609)		703
Transition obligation	—		130

Total	$16,552		$5,044

Weighted average assumptions used to determine end of year benefit obligations:
Discount rate	6.15%	5.85%	2.25% - 5.80%	2.25% - 5.30%
Rate of compensation increase	4.50%	4.50%	2.50% - 4.70%	2.50% - 4.30%

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

At December 31, 2007 there are 8,800 shares of our common stock included in the plan assets of our pension plans.

We anticipate making contributions of up to $10 million to both our U.S. and foreign pension plans during 2008.

The components of the net periodic benefit cost for defined pension plans are as follows:

	United States			Foreign

	2007	2006	2005	2007	2006	2005

Service cost	$28,204	$26,495	$29,241	$12,797	$11,207	$8,881
Interest cost	93,977	91,652	90,993	27,627	22,666	20,899
Expected return on plan assets	(127,070)	(125,204)	(123,498)	(36,961)	(31,338)	(26,180)
Amortization of transition cost	—	—	—	(694)	(654)	(624)
Amortization of prior service cost	(2,165)	(2,139)	(2,123)	663	618	899
Recognized net actuarial loss	29,860	34,881	27,021	7,347	9,516	6,038
Curtailment	—	—	—	906	883	430

Net periodic benefit cost	$22,806	$25,685	$21,634	$11,685	$12,898	$10,343

	United States			Foreign

	2007	2006	2005	2007	2006	2005

Weighted average assumptions used to determine net periodic benefit costs:
Discount rate	5.85%	5.60%	5.75%	2.25% - 5.30%	2.25% - 5.00%	2.25% - 5.75%
Expected return on plan assets	8.50%	8.50%	8.50%	3.50% - 7.75%	3.50% - 8.00%	3.50% - 8.25%
Rate of compensation increase	4.50%	4.50%	4.75%	2.50% - 4.30%	1.75% - 4.10%	1.75% - 4.00%

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

The target allocation for 2008 and the asset allocation for the U.S. pension plan at December 31, 2007 and 2006, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,

	2008	2007	2006

Asset category
U.S. equities	40%	42%	49%
Non-U.S. equities	20%	23%	23%
Fixed income	30%	28%	23%
Real estate	5%	6%	5%
Private equity	5%	1%	—

Total	100%	100%	100%

The fair value of plan assets was $1.7 billion at December 31, 2007 and 2006 and the expected long-term rate of return on these plan assets was 8.50% in 2007 and 2006.

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

The target allocation for 2008 and the asset allocation for the U.K. pension plan at December 31, 2007 and 2006, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,

Asset category	2008	2007	2006

U.K. equities	30%	29%	36%
Non-U.K. equities	40%	43%	36%
Fixed income	30%	25%	26%
Cash	—	3%	2%

Total	100%	100%	100%

The fair value of plan assets was $403 million and $364 million at December 31, 2007 and 2006, respectively, and the expected long-term rate of return on these plan assets was 7.75% and 8.00% in 2007 and 2006, respectively.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The change in benefit obligations, plan assets and the funded status for nonpension postretirement benefit plans are as follows:

	December 31,

	2007	2006

Change in benefit obligation:
Benefit obligations at beginning of year	$261,720	$272,682
Service cost	3,529	3,347
Interest cost	13,904	13,352
Plan participants’ contributions	7,951	6,640
Plan amendments	(4,839)	—
Actuarial loss (gain)	(95)	2,569
Foreign currency changes	2,522	594
Gross benefits paid	(41,415)	(40,819)
Less federal subsidy on benefits paid	3,281	3,355
Special termination benefits	14	—

Benefit obligations at end of year	$246,572	$261,720

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contribution	30,183	30,824
Plan participants’ contributions	7,951	6,640
Gross benefits paid	(41,415)	(40,819)
Less federal subsidy on benefits paid	3,281	3,355

Fair value of plan assets at end of year	$—	$—

Funded status, end of year:
Fair value of plan assets at end of year	$—	$—
Benefit obligations at end of year	246,572	261,720

Funded status	$(246,572)	$(261,720)

The discount rates used in determining the accumulated postretirement benefit obligations for the U.S. plan were 5.90% in 2007 and 5.85% in 2006. The discount rates used in determining the accumulated postretirement benefit obligations for the Canadian plan were 5.25% in 2007 and 5.00% in 2006.

Amounts recognized in the Consolidated Balance Sheets consist of:	2007	2006

Current liability	$(27,728)	$(30,849)
Non-current liability	(218,844)	(230,871)

Net amount recognized	$(246,572)	$(261,720)

Amounts recognized in AOCI consist of:
Net actuarial loss	$43,913
Prior service credit	(13,326)

Total	$30,587

The components of the net periodic benefit cost for nonpension postretirement benefit plans are as follows:

	2007	2006	2005

Service cost	$3,529	$3,347	$3,154
Interest cost	13,904	13,352	14,716
Amortization of prior service benefit	(2,472)	(1,856)	(2,122)
Recognized net actuarial loss	2,214	1,908	1,871

Net periodic benefit cost	$17,175	$16,751	$17,619

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Weighted average assumptions used to determine net periodic costs during the years:
	2007	2006	2005

Discount rate – U.S.	5.85%	5.60%	5.75%
Discount rate – Canada	5.00%	5.00%	5.75%

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2008 are as follows:

Net actuarial loss	$2,982
Prior service credit	(2,465)

Total	$517

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations for the U.S. plan was 8.00% for 2007 and 7.00% for 2006. The assumed health care trend rate is 8.00% for 2008 and we assume it will gradually decline to 5.00% by the year 2014 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have the following effects:

	1 % Increase	1 % Decrease

Effect on total of service and interest cost components	508	(445)
Effect on postretirement benefit obligations	7,412	(6,688)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Nonpension Postretirement Benefits

For the year ending 12/31/08	$117,214	$27,751
For the year ending 12/31/09	122,219	27,278
For the year ending 12/31/10	129,055	26,702
For the year ending 12/31/11	133,439	25,419
For the year ending 12/31/12	143,849	23,805
For the years ending 12/31/13-12/31/17	776,294	99,208

	$1,422,070	$230,163

Postretirement benefit payments represent expected contributions, net of the annual Medicare Part D subsidy of approximately $3.8 million in 2008. Subsidy payments for 2009 – 2017 range from $4.1 million to $6 million for each year.

14. Restructuring Charges and Asset Impairments

We recorded pre-tax restructuring charges and asset impairments of $264 million in 2007. These charges relate primarily to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. The program includes charges primarily associated with older equipment that we have stopped selling upon transition to the new generation of fully digital, networked, and remotely-downloadable equipment. The asset impairment charges related to these initiatives include the write-off of inventory ($48.1 million), rental assets ($61.5 million), lease residual values ($46.1 million), and other assets ($8.8 million). The cash portion of the restructuring charges includes employee termination costs ($85.1 million) and other exit costs ($5.8 million) and relates primarily to our efforts to lower our cost structure and accelerate improvements in operational efficiencies. As a result of this program, we expect a net reduction of about 1,500 positions. About half of these reductions will be outside of the U.S. As of December 31, 2007, 401 employees had been terminated under this program. Other exit costs relate primarily to lease termination costs and other costs associated with exiting product lines and business activities. We expect to incur approximately $20 million of

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

additional restructuring charges in 2008 associated with these actions, however, we continue to evaluate additional actions in conjunction with this program. We expect to complete the majority of this program by the end of 2008.

In addition, asset impairments also include the write-down of certain intangible assets for $8.5 million.

The pre-tax restructuring charges and asset impairments are composed of:

	Restructuring charges	Non-cash charges	Cash payments	Balance December 31, 2007

Severance and benefit costs	$85,137	$—	$(3,886)	$81,251
Asset impairments	173,081	(173,081)	—	—
Other exit costs	5,795	—	—	5,795

Total	$264,013	$(173,081)	$(3,886)	$87,046

In January 2003, we undertook restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. In connection with this plan, we recorded pre-tax restructuring charges of $36 million and $54 million for the years ended December 31, 2006 and 2005, respectively. The 2005 charge is net of a $30 million gain on the sale of our main plant manufacturing facility. The activities associated with this program were substantially completed in 2006. During 2007, 2006, and 2005 we made restructuring payments of $29 million, $51 million and $48 million (net of the $30 million gain), respectively. At December 31, 2007, we have a remaining liability associated with this program of $5 million.

See Note 1 to the Consolidated Financial Statements for our accounting policy related to restructuring charges and asset impairments.

15. Commitments, Contingencies and Regulatory Matters

Legal Proceedings

In the ordinary course of business, we are routinely defendants in or party to a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with customers; or disputes with employees. Some of these actions may be brought as a purported class action on behalf of a purported class of employees, customers or others.

We are a defendant in a patent action brought by Ricoh Company, Ltd. in which there are allegations of infringement against certain of our important mailing products, including the DM SeriesTM. Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002). The plaintiff in this action is seeking both large damage and injunctive relief. We prevailed at the trial held in this matter in the fall of 2006. The jury found the Ricoh patents at issue to be invalid. Even though a finding of invalidity means that the plaintiff’s claim must fail, the jury was also required to rule on infringement and found that we infringed the Ricoh patents and did so willfully. As a result of the invalidity finding, we prevailed and no damages were awarded. The matter is currently on appeal to the United States Court of Appeals for the Federal Circuit.

Our wholly-owned subsidiary, Imagitas, Inc., is a defendant in ten purported class actions filed in six different states. These litigations have been consolidated into a single federal multi-district litigation in the United States District for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act (Consolidated, May 28, 2007). Each of these lawsuits alleges that the Imagitas DriverSource program violates the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas enters into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assists the state in performing its function of delivering these mailings and funding the costs of them. The plaintiffs in these actions are seeking both statutory damages under the DPPA and an injunction against the continuation of the program. The plaintiffs have also sued state officials in four of the affected states, Florida, Minnesota, Missouri, and Ohio. Those suits have also been consolidated into the multi-district litigation. The state officials from Florida who were sued in their individual capacity have reached a settlement with the plaintiffs. As a result of that settlement,

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Imagitas has agreed to voluntarily suspend a portion of the program, pending a ruling in the litigation against it. During this period, Imagitas will still be placing advertisements in the registration renewal forms in Florida.

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

16. Guarantees

We apply FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to our agreements that contain guarantees or indemnifications. The provisions of FIN 45 require that at the time a company issues a guarantee, it must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives.

As part of the sale of the Capital Services business in the second quarter of 2006, we indemnified the buyer for certain guarantees by posting letters of credit at the date of sale. At December 31, 2007, the outstanding balance of these guarantees was $8.5 million.

Our maximum risk of loss related to these letters of credit arises from the possible non-performance of lessees to meet the terms of their contracts and from changes in the value of the underlying equipment. These contracts are secured by the underlying equipment value and supported by the creditworthiness of the customer.

We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our best estimate of probable liability or product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, our product warranty liability at December 31, 2007 and 2006, respectively, was not material.

17. Leases

In addition to factory and office facilities owned, we lease similar properties, as well as sales and service offices, equipment and other properties, generally under long-term operating lease agreements extending from 3 to 25 years.

Future minimum lease payments under non-cancelable operating leases at December 31, 2007 are as follows:

Years ending December 31,	Operating leases

2008	$88,740
2009	65,504
2010	47,457
2011	31,347
2012	20,664
Thereafter	38,345

Total minimum lease payments	$292,057

Rental expense was $146.9 million, $138.8 million and $158.4 million in 2007, 2006 and 2005, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

18. Finance Assets

Finance Receivables

Finance receivables are generally due in monthly, quarterly or semi-annual installments over periods ranging from 3 to 5 years and are comprised of sales-type leases and customer loan receivables.

The components of finance receivables were as follows:

	December 31,

	2007	2006

Gross finance receivables	$3,587,947	$3,480,695
Unguaranteed residual values	260,815	281,581
Unearned income	(740,046)	(749,728)
Initial direct cost deferred	1,914	4,174
Allowance for credit losses	(78,371)	(82,499)

Net investment in finance receivables	$3,032,259	$2,934,223

Net investment in finance receivables include net customer loan receivables at December 31, 2007 and 2006 of $552.9 million and $524.7 million, respectively. Customer loan receivables arise primarily from financing services offered to our customers for postage, supplies, and shipping payments. Customer loan receivables are generally due each month, however, customers may rollover outstanding balances. See discussion on Pitney Bowes bank below. As part of our 2007 transition initiatives, we recorded a charge of $46.1 million for the impairment of unguaranteed residual values which was included in the restructuring charges and asset impairments line of the Consolidated Statement of Income. Also see Note 14 to the Consolidated Financial Statements for further details.

Maturities of gross finance receivables are as follows:

Years ending December 31,
2008	$1,650,947
2009	798,667
2010	584,410
2011	364,901
2012	170,292
Thereafter	18,730

Total	$3,587,947

Pitney Bowes Bank

The Pitney Bowes Bank (PBB), our wholly owned subsidiary, is a Utah-chartered Industrial Loan Company (ILC). At December 31, 2007, the Bank had assets of $672 million and liabilities of $617 million. The bank’s assets consist of finance receivables, short-term investments and cash. PBB’s key product offering, Purchase Power, is a revolving credit solution, which enables customers to defer payment for postage when they refill their meter. PBB earns revenue through transaction fees, finance charges on outstanding balances, and other fee items. The bank’s liabilities consist primarily of PBB’s deposit solution, Reserve Account, which provides value to large-volume mailers who prefer to prepay postage. The FDIC and the Utah Department of Financial Institutions provide oversight of PBB.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Leveraged Leases

Our investment in leveraged lease assets consists of the following:

	December 31,

	2007	2006

Rental receivables	$1,889,083	$1,687,730
Unguaranteed residual values	32,487	28,536
Principal and interest on non-recourse loans	(1,478,555)	(1,326,361)
Unearned income	(193,824)	(174,534)

Investment in leveraged leases	249,191	215,371
Less: Deferred taxes related to leveraged leases	(117,500)	(90,716)

Net investment in leveraged leases	$131,691	$124,655

In the fourth quarter of 2006, we determined the need to adjust the accounting for our remaining leveraged lease transactions. As a result, we recorded a $4.6 million reduction to our opening retained earnings. This reflects the cumulative effect of these adjustments. We also adjusted the related lease assets and liabilities on our Consolidated Balance Sheet. See Note 1 to the Consolidated Financial Statements for further discussion.

The following is a summary of the components of income from leveraged leases. The income amounts in prior years from Capital Services have been reclassified as discontinued operations:

	December 31,

	2007	2006	2005

Pre-tax leveraged lease income	$4,270	$8,019	$10,897
Income tax effect	1,186	(923)	(3,814)

Income from leveraged leases	$5,456	$7,096	$7,083

19. Business Segment Information

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Revenue and earnings before interest and taxes (EBIT) by business segment and geographic area follows:

	Revenue

	2007	2006	2005

U.S. Mailing	$2,346,431	$2,350,284	$2,259,533
International Mailing	1,069,713	1,013,278	917,237
Production Mail	603,038	575,353	533,972
Software	346,020	202,415	174,085

Mailstream Solutions	4,365,202	4,141,330	3,884,827

Management Services	1,134,767	1,073,911	1,072,395
Mail Services	458,983	369,765	334,746
Marketing Services	170,843	145,012	74,968

Mailstream Services	1,764,593	1,588,688	1,482,109

Total	$6,129,795	$5,730,018	$5,366,936

Geographic areas:
United States	$4,394,156	$4,213,247	$3,962,819
Outside the United States	1,735,639	1,516,771	1,404,117

Total	$6,129,795	$5,730,018	$5,366,936

	EBIT

	2007	2006	2005

U.S. Mailing	$956,375	$943,657	$905,797
International Mailing	162,257	179,377	182,198
Production Mail	73,003	65,574	48,729
Software	55,318	33,343	26,981

Mailstream Solutions	1,246,953	1,221,951	1,163,705

Management Services	76,051	83,169	68,936
Mail Services	64,707	42,986	19,776
Marketing Services	8,930	20,056	10,187

Mailstream Services	149,688	146,211	98,899

Total	$1,396,641	$1,368,162	$1,262,604

Geographic areas:
United States	$1,194,846	$1,160,382	$1,053,186
Outside the United States	201,795	207,780	209,418

Total	$1,396,641	$1,368,162	$1,262,604

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Additional segment information is as follows:

	Years ended December 31,

	2007	2006	2005

Depreciation and amortization:
U.S. Mailing	$158,568	$150,784	$141,523
International Mailing	67,192	60,125	58,178
Production Mail	7,809	8,445	5,401
Software	29,147	12,403	11,624

Mailstream Solutions	262,716	231,757	216,726

Management Services	65,480	64,507	58,998
Mail Services	27,573	29,620	27,370
Marketing Services	12,662	10,180	5,938

Mailstream Services	105,715	104,307	92,306

Total	$368,431	$336,064	$309,032

	Years ended December 31,

	2007	2006	2005

Capital expenditures:
U.S. Mailing	$92,112	$142,538	$138,558
International Mailing	64,241	87,192	70,652
Production Mail	2,223	8,014	8,921
Software	8,967	1,613	979

Mailstream Solutions	167,543	239,357	219,110

Management Services	52,540	54,417	47,592
Mail Services	21,431	12,332	16,243
Marketing Services	619	726	898

Mailstream Services	74,590	67,475	64,733

Total	$242,133	$306,832	$283,843

	Years ended December 31,

	2007	2006

Identifiable assets:
U.S. Mailing	$3,370,420	$3,391,605
International Mailing	1,993,980	1,847,795
Production Mail	595,599	586,539
Software	1,096,365	526,635

Mailstream Solutions	7,056,364	6,352,574

Management Services	962,997	874,448
Mail Services	432,856	419,722
Marketing Services	326,257	281,693

Mailstream Services	1,722,110	1,575,863

Total	$8,778,474	$7,928,437

Identifiable long-lived assets by geographic areas:
United States	$2,862,738	$2,645,125
Outside the United States	1,557,125	958,054

Total	$4,419,863	$3,603,179

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Reconciliation of Segment Amounts to Consolidated Totals:

	Years ended December 31,

	2007	2006	2005

EBIT:
Total EBIT for reportable segments	$1,396,641	$1,368,162	$1,262,604
Unallocated amounts:
Interest, net	(241,871)	(212,596)	(187,876)
Corporate expense	(210,544)	(208,099)	(199,410)
Restructuring charges and asset impairments	(264,013)	(35,999)	(53,650)
Other items	(2,576)	3,022	(10,000)
MapInfo Purchase Accounting	(16,926)	—	—

Income from continuing operations before income taxes and minority interest	$660,711	$914,490	$811,668

Depreciation and amortization:
Total depreciation and amortization for reportable segments	$368,431	$336,064	$309,032
Corporate depreciation	14,710	15,216	14,821
Discontinued operations	—	11,978	8,110

Consolidated depreciation and amortization	$383,141	$363,258	$331,963

Capital expenditures:
Total additions for reportable segments	$242,133	$306,832	$283,843
Unallocated amounts	22,523	21,045	7,707

Consolidated capital expenditures	$264,656	$327,877	$291,550

	December 31,

	2007	2006

Total assets:
Total identifiable assets by reportable segments	$8,778,474	$7,928,437
Cash and cash equivalents and short-term investments	440,455	301,614
General corporate assets	331,014	378,893

Consolidated assets	$9,549,943	$8,608,944

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

The estimated fair value of our financial instruments follows:

	December 31,		December 31,

	2007		2006

	Carrying value (1)	Fair value	Carrying value (1)	Fair value

Investment securities	$200,006	$200,005	$142,217	$142,217
Loans receivable	$554,370	$554,370	$524,717	$524,717
Long-term debt	$(3,848,359)	$(3,722,209)	$(3,905,634)	$(3,796,270)
Interest rate swaps	$7,635	$7,635	$(7,543)	$(7,543)
Foreign currency exchange contracts	$(12)	$(12)	$(8,468)	$(8,468)

(1) Carrying value includes accrued interest and deferred fee income, where applicable.

21. Earnings per Share

A reconciliation of the basic and diluted earnings per share computations for income from continuing operations for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007

	Income	Shares	Per Share

Income from continuing operations	$361,247
Less:
Preferred stock dividends	—
Preference stock dividends	(81)

Basic earnings per share	$361,166	218,444,268	$1.65

Basic earnings per share	$361,166	218,444,268
Effect of dilutive securities:
Preferred stock	—	3,272
Preference stock	81	637,877
Stock options	—	1,971,010
Other	—	163,319

Diluted earnings per share	$361,247	221,219,746	$1.63

Per Share

Basic earnings per share of common stock:
Continuing operations	$1.65
Discontinued operations	0.03

Net income	$1.68

Per Share

Diluted earnings per share of common stock:
Continuing operations	$1.63
Discontinued operations	0.03

Net income	$1.66

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	2006

	Income	Shares	Per Share

Income from continuing operations	$565,659
Less:
Preferred stock dividends	(1)
Preference stock dividends	(86)

Basic earnings per share	$565,572	222,473,514	$2.54

Basic earnings per share	$565,572	222,473,514
Effect of dilutive securities:
Preferred stock	1	6,815
Preference stock	86	682,934
Stock options	—	2,093,517
Other	—	186,280

Diluted earnings per share	$565,659	225,443,060	$2.51

Per Share

Basic earnings per share of common stock:
Continuing operations	$2.54
Discontinued operations	(2.07)

Net income	$0.47

Per Share

Diluted earnings per share of common stock:
Continuing operations	$2.51
Discontinued operations	(2.04)

Net income	$0.47

	2005

	Income	Shares	Per Share

Income from continuing operations	$473,243
Less:
Preferred stock dividends	(1)
Preference stock dividends	(93)

Basic earnings per share	$473,149	228,833,070	$2.07

Basic earnings per share	$473,149	228,833,070
Effect of dilutive securities:
Preferred stock	1	8,307
Preference stock	93	732,276
Stock options	—	2,381,656
Other	—	133,869

Diluted earnings per share	$473,243	232,089,178	$2.04

Per Share

Basic earnings per share of common stock:
Continuing operations	$2.07
Discontinued operations	0.15

Net income	$2.22

Per Share

Diluted earnings per share of common stock:
Continuing operations	$2.04
Discontinued operations	0.15

Net income	$2.19

In accordance with SFAS No. 128, Earnings per Share, 0.5 million, 0.8 million and 1.5 million common stock equivalent shares in 2007, 2006 and 2005, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock, and therefore the impact of these shares was anti-dilutive.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

22. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2007 and 2006 follows:

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$1,414,237	$1,543,034	$1,508,277	$1,664,247	$6,129,795
Gross profit (1)	756,734	837,725	799,143	865,438	3,259,040
Restructuring charges and asset impairments	—	—	4,300	259,713	264,013
Income (loss) from continuing operations	146,584	153,581	129,240	(68,158)	361,247
Income (loss) from discontinued operations	(1,788)	(1,342)	(1,565)	10,229	5,534
Net income (loss)	144,796	152,239	127,675	(57,929)	366,781

Basic earnings (loss) per share:
Continuing operations	$0.67	$0.70	$0.59	$(0.32)	$1.65
Discontinued operations	(0.01)	(0.01)	(0.01)	0.05	0.03

Net income (loss) per share	$0.66	$0.69	$0.58	$(0.27)	$1.68

Diluted earnings (loss) per share:
Continuing operations	$0.66	$0.69	$0.58	$(0.31)	$1.63
Discontinued operations	(0.01)	(0.01)	(0.01)	0.05	0.03

Net income (loss) per share	$0.65	$0.68	$0.58	$(0.26)	$1.66

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$1,361,646	$1,389,210	$1,433,331	$1,545,831	$5,730,018
Gross profit (1)	731,720	754,195	769,497	834,279	3,089,691
Restructuring charges	5,597	5,041	6,771	18,590	35,999
Income from continuing operations	136,859	121,252	144,227	163,321	565,659
(Loss) income from discontinued operations	16,669	(477,326)	4,393	(4,048)	(460,312)
Net income (loss)	153,528	(356,074)	148,620	159,273	105,347

Basic earnings (loss) per share:
Continuing operations	$0.61	$0.55	$0.65	$0.74	$2.54
Discontinued operations	0.07	(2.15)	0.02	(0.02)	(2.07)

Net income (loss) per share	$0.68	$(1.61)	$0.67	$0.72	$0.47

Diluted earnings (loss) per share:
Continuing operations	$0.60	$0.54	$0.64	$0.73	$2.51
Discontinued operations	0.07	(2.13)	0.02	(0.02)	(2.04)

Net income (loss) per share	$0.67	$(1.59)	$0.66	$0.71	$0.47

(1) Gross profit is defined as total revenue less cost of equipment sales, cost of supplies, cost of software, cost of rentals, cost of support services and cost of business services.

The sum of the quarters and earnings per share amounts may not equal the annual and total amounts due to rounding.

PITNEY BOWES INC.
SCHEDULE II - VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2005 TO 2007

(Dollars in thousands)

Description	Balance at Beginning of year	Additions		Deductions		Balance at end of year

Allowance for doubtful accounts
2007	$50,052	$19,880	(1)	$(20,608	) (2)	$49,324
2006	$46,261	$27,718	(1)	$(23,927	) (2)	$50,052
2005	$50,254	$8,707	(1)	$(12,700	) (2)	$46,261

Allowance for credit losses on finance receivables
2007	$82,499	$44,440		$(48,568	) (2)	$78,371
2006	$128,862	$39,432		$(85,795	) (2)	$82,499
2005	$173,032	$51,566		$(95,736	) (2)	$128,862	(3)

Valuation allowance for deferred tax asset (4)
2007	$33,563	$64,487		$(28,258)		$69,792
2006	$21,777	$13,583		$(1,797)		$33,563
2005	$18,427	$7,641		$(4,291)		$21,777

(1) Includes additions charged to expenses, additions from acquisitions and impact of foreign exchange translation.

(2) Includes uncollectible accounts written off and amounts included in divestitures.

(3) Includes $41,104 related to the Imagistics lease portfolio and Capital Services, which were sold in 2006.

(4) Included in Consolidated Balance Sheet as a liability.