Form 10-Q
period 2008-03-31
PITNEY BOWES INC /DE/
filed 2008-05-08
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-3579
March 31, 2008

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, or “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☑

There were 207,575,943 shares of common stock outstanding as of May 1, 2008.

PITNEY BOWES INC.
INDEX

		Page Number

Part I - Financial Information:

Item 1:	Financial Statements

	Condensed Consolidated Statements of Income (Unaudited)
	Three Months Ended March 31, 2008 and 2007	3

	Condensed Consolidated Balance Sheets (Unaudited)
	March 31, 2008 and December 31, 2007	4

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-17

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18-25

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4:	Controls and Procedures	26

Part II - Other Information:

Item 1:	Legal Proceedings	26

Item 1A:	Risk Factors	27

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6:	Exhibits	27

Signatures		28

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007(1)
Revenue:
Equipment sales	$305,520	$295,429
Supplies	107,600	100,302
Software	99,663	38,551
Rentals	184,953	188,070
Financing	198,939	190,580
Support services	194,460	189,016
Business services	482,822	412,289

Total revenue	1,573,957	1,414,237

Costs and expenses:
Cost of equipment sales	160,937	148,500
Cost of supplies	27,872	26,123
Cost of software	25,491	10,053
Cost of rentals	38,304	42,421
Cost of support services	116,417	106,755
Cost of business services	379,291	323,651
Selling, general and administrative	496,495	425,402
Research and development	50,000	43,569
Restructuring charges and asset impairments	17,093	-
Interest, net	58,777	56,727

Total costs and expenses	1,370,677	1,183,201

Income from continuing operations before income taxes and minority interest (preferred stock dividends of subsidiaries)	203,280	231,036
Provision for income taxes	75,547	79,706
Minority interest (preferred stock dividends of subsidiaries)	4,798	4,746

Income from continuing operations	122,935	146,584
Loss from discontinued operations, net of tax	(3,832)	(1,788)

Net income	$119,103	$144,796

Basic earnings per share of common stock
Continuing operations	$0.58	$0.67
Discontinued operations	(0.02)	(0.01)
Net income	$0.56	$0.66

Diluted earnings per share of common stock:
Continuing operations	$0.58	$0.66
Discontinued operations	(0.02)	(0.01)
Net income	$0.56	$0.65

Dividends declared per share of common stock	$0.35	$0.33

(1) Prior year amounts have been reclassified to conform to the current period presentation.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except per share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$397,786	$377,176
Short-term investments	68,112	63,279
Accounts receivable, less allowances of $52,537 and $49,324 respectively	853,236	841,072
Finance receivables, less allowances of $44,017 and $45,859, respectively	1,484,342	1,498,486
Inventories	218,036	197,962
Current income taxes	89,409	83,227
Other current assets and prepayments	268,401	258,411
Total current assets	3,379,322	3,319,613

Property, plant and equipment, net	613,590	627,918
Rental property and equipment, net	434,624	435,927
Long-term finance receivables, less allowances of $30,932 and $32,512, respectively	1,522,087	1,533,773
Investment in leveraged leases	239,847	249,191
Goodwill	2,343,049	2,299,858
Intangible assets, net	444,120	457,188
Non-current income taxes	31,014	28,098
Other assets	621,897	598,377
Total assets	$9,629,550	$9,549,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,893,884	$1,965,567
Current income taxes	140,876	96,851
Notes payable and current portion of long-term obligations	818,503	953,767
Advance billings	597,935	540,254
Total current liabilities	3,451,198	3,556,439

Deferred taxes on income	473,342	472,240
FIN 48 uncertainties and other income tax liabilities	291,859	285,505
Long-term debt	4,047,013	3,802,075
Other non-current liabilities	428,339	406,216
Total liabilities	8,691,751	8,522,475

Preferred stockholders’ equity in subsidiaries	384,165	384,165

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	7	7
Cumulative preference stock, no par value, $2.12 convertible	987	1,003
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Capital in excess of par value	246,992	252,185
Retained earnings	4,178,725	4,133,756
Accumulated other comprehensive income	130,163	88,656
Treasury stock, at cost (113,542,180 and 108,822,953 shares, respectively)	(4,326,578)	(4,155,642)
Total stockholders’ equity	553,634	643,303
Total liabilities and stockholders’ equity	$9,629,550	$9,549,943

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$119,103	$144,796
Restructuring and other charges, net of tax	10,353	-
Restructuring and other payments	(12,398)	(12,246)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,527	91,325
Stock-based compensation	5,959	7,000
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(3,772)	33,733
Net investment in internal finance receivables	30,827	23,184
Inventories	(17,682)	(8,920)
Other current assets and prepayments	(10,006)	(1,141)
Accounts payable and accrued liabilities	(85,485)	(131,431)
Current and non-current income taxes	49,231	55,066
Advanced billings	54,594	31,775
Other, net	10,086	(12,916)

Net cash provided by operating activities	248,337	220,225

Cash flows from investing activities:
Short-term and other investments	(6,767)	(391)
Capital expenditures	(56,933)	(67,571)
Net investment in external financing	4,674	(1,604)
Acquisitions, net of cash acquired	(5,100)	(15,992)
Reserve account deposits	(7,233)	(10,952)

Net cash used in investing activities	(71,359)	(96,510)

Cash flows from financing activities:
Decrease in notes payable, net	(37,349)	(16,099)
Proceeds from long-term obligations	245,582	-
Principal payments on long-term obligations	(119,679)	(6,361)
Proceeds from issuance of stock	6,108	53,930
Stock repurchases	(179,997)	(89,996)
Dividends paid	(74,134)	(72,727)

Net cash used in financing activities	(159,469)	(131,253)

Effect of exchange rate changes on cash	3,101	681
Increase (decrease) in cash and cash equivalents	20,610	(6,857)
Cash and cash equivalents at beginning of period	377,176	239,102
Cash and cash equivalents at end of period	$397,786	$232,245

Interest paid	$90,134	$63,258
Income taxes paid, net	$22,767	$20,870

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

1.     Basis of Presentation

The terms “we”, “us”, “our” and “Company” are used in this report to refer collectively to Pitney Bowes Inc. and its subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements of Pitney Bowes Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2007 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly our financial position at March 31, 2008 and December 31, 2007, our results of operations for the three months ended March 31, 2008 and 2007 and our cash flows for the three months ended March 31, 2008 and 2007 have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2008.

These statements should be read in conjunction with the financial statements and notes thereto included in our 2007 Annual Report to Stockholders on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current period presentation.

2.       Nature of Operations

We are a provider of leading-edge, global, integrated mail and document management solutions for organizations of all sizes. We operate in two business groups: Mailstream Solutions and Mailstream Services. Mailstream Solutions includes worldwide revenue and related expenses from the sale, rental, and financing of mail finishing, mail creation, shipping equipment and software; production mail equipment; supplies; mailing support and other professional services; payment solutions; and mailing, customer communication and location intelligence software. Mailstream Services includes worldwide revenue and related expenses from facilities management services; secure mail services; reprographics, document management, and other value-added services for targeted customer markets; mail services operations, which include presort mail services and cross-border mail services; and marketing services. See Note 7, “Segment Information” for details of our reporting segments and a description of their activities.

3.       Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted this statement for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We continue to evaluate the impact of adopting this statement for the nonfinancial items deferred until January 1, 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. FAS 141(R) requires fair value measurements at the date of acquisition, with limited exceptions specified in the Statement. Some of the major impacts of this new standard include expense recognition for transaction costs and restructuring costs. FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting this Statement.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). FAS 160 addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. FAS 160 requires changes in ownership interest that do not result in deconsolidation to be accounted for as equity transactions. This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This gain or loss is measured using the fair value of the noncontrolling equity investment. This Statement is effective for fiscal years beginning on or after December 15, 2008. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 are applied prospectively. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the impact of adopting this statement.

4.       Discontinued Operations

The following table shows selected financial information included in discontinued operations for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
Discontinued Operations	2008	2007

Loss from discontinued operations, net of tax	$3,832	$1,788

Net loss for the three months ended March 31, 2008 and 2007 relates to the accrual of interest on uncertain tax positions associated with our former Capital Services business.

5.       Acquisitions

On September 12, 2007, we acquired Asterion SAS for $28 million in cash, net of cash acquired. Asterion SAS is a leading provider of outsourced transactional print and document process services in France. We assigned the goodwill to the Management Services segment.

On May 31, 2007, we acquired the remaining shares of Digital Cement, Inc. for a total purchase price of $49 million in cash, net of cash acquired. Digital Cement, Inc. provides marketing management strategy and services to help companies acquire, retain, manage, and grow their customer relationships. We assigned the goodwill to the Marketing Services segment.

On April 19, 2007, we acquired MapInfo Corporation for $446 million in cash, net of cash acquired. Included in the assets and liabilities acquired were short-term investments of $46 million and debt assumed of $14 million. MapInfo is a global company and a leading provider of location intelligence software and solutions. We assigned the goodwill to the Software segment. As part of the purchase accounting for MapInfo, we aligned MapInfo’s accounting policies with ours. Accordingly, certain software revenue that was previously recognized by MapInfo on a periodic basis is now recognized over the life of the contract.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following table summarizes selected financial data for the opening balance sheet allocations of the acquisitions in 2007:

	Asterion SAS	Digital Cement, Inc.	MapInfo Corporation
Purchase price allocation
Short-term investments	$-	$-	$46,308
Current assets	52,900	2,146	41,213
Other non-current assets	30,685	932	35,826
Intangible assets	5,802	9,400	113,000
Goodwill	26,763	39,878	326,296
Current liabilities	(57,794)	(1,325)	(52,963)
Debt	-	-	(13,866)
Non-current liabilities	(29,929)	(1,900)	(50,060)
Purchase price	$28,427	$49,131	$445,754

Intangible assets
Customer relationships	$5,802	$8,500	$75,900
Mailing software and technology	-	-	29,500
Trademarks and trade names	-	900	7,600
Total intangible assets	$5,802	$9,400	$113,000

Intangible assets amortization period
Customer relationships	10 years	10 years	10 years
Mailing software and technology	-	-	5 years
Trademarks and trade names	-	2 years	5 years
Total weighted average	10 years	9 years	8 years

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for Asterion SAS, Digital Cement, Inc. and MapInfo Corporation. The purchase price allocation for these acquisitions will be finalized upon the completion of working capital closing adjustments and fair value analyses. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition. The amount of tax deductible goodwill added from acquisitions in the first three months ended March 31, 2007 was $5.9 million.

During the three months ended March 31, 2008, we completed one acquisition with an aggregate cost of $5.1 million. This acquisition did not have a material impact on our financial results. The amount of tax deductible goodwill from this acquisition was $3.6 million.

Consolidated impact of acquisitions

The Condensed Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. These acquisitions increased our revenue and earnings but, including related financing costs, did not materially impact earnings either on an aggregate or per share basis.

The following table provides unaudited pro forma consolidated revenue for the three months ended March 31, 2008 and 2007 as if our acquisitions had been acquired on January 1 of each period presented:

	Three Months Ended March 31,
	2008	2007

Total revenue	$1,574,346	$1,488,156

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The pro forma earnings results of these acquisitions were not material to net income or earnings per share. The pro forma consolidated results do not purport to be indicative of actual results that would have occurred had the acquisitions been completed on January 1, 2008 and 2007, nor do they purport to be indicative of the results that will be obtained in the future.

6.       Earnings per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007 is as follows:

	2008
	Income	Weighted Average Share	Per Share
Net income	$119,103
Less:
Preferred stock dividends	-
Preference stock dividends	(20)
Basic earnings per share	$119,083	211,783	$0.56

Basic earnings per share	$119,083
Effect of dilutive securities:		211,783
Preferred stock	-	3
Preference stock	20	607
Stock options	-	808
Other	-	81
Diluted earnings per share	$119,103	213,282	$0.56

Basic earnings per share of common stock:			Per Share
Continuing operations			$0.58
Discontinued operations			(0.02)
Net income			$0.56

Diluted earnings per share of common stock:			Per Share
Continuing operations			$0.58
Discontinued operations			(0.02)
Net income			$0.56

	2007
	Income	Weighted Average Shares	Per Share
Net income	$144,796
Less:
Preferred stock dividends	-
Preference stock dividends	(21)
Basic earnings per share	$144,775	220,104	$0.66

Basic earnings per share	$144,775
Effect of dilutive securities:		220,104
Preferred stock	-	3
Preference stock	21	652
Stock options	-	2,497
Other	-	127
Diluted earnings per share	$144,796	223,383	$0.65

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Basic earnings per share of common stock:	Per Share
Continuing operations	$0.67
Discontinued operations	(0.01)
Net income	$0.66

Diluted earnings per share of common stock:	Per Share
Continuing operations	$0.66
Discontinued operations	(0.01)
Net income	$0.65

In accordance with SFAS No. 128, Earnings per Share, approximately 1.8 million and 0.3 million common stock equivalent shares for the three months ended March 31, 2008 and 2007 respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was anti-dilutive.

On February 11, 2008, we made our annual stock compensation grant which consisted of approximately 2.0 million stock options and 0.5 million restricted stock units.

7.       Segment Information

We conduct our business activities in seven business segments within the Mailstream Solutions and Mailstream Services business groups. We calculate earnings before interest and taxes (“EBIT”) by deducting from revenue the related costs and expenses attributable to the segment. Segment EBIT excludes general corporate expenses, restructuring charges and asset impairments.

As a result of certain organizational changes made during the first quarter of 2008, we have reclassified certain prior year amounts to conform to the current year presentation. The amounts reclassified did not have a material impact to our segment disclosures.

Mailstream Solutions:

U.S. Mailing: Includes the U.S. revenue and related expenses from the sale, rental and financing of our mail finishing, mail creation, shipping equipment and software; supplies; support and other professional services; and payment solutions.

International Mailing: Includes the non-U.S. revenue and related expenses from the sale, rental and financing of our mail finishing, mail creation, shipping equipment and software; supplies; support and other professional services; and payment solutions.

Production Mail: Includes the worldwide sale, financing, support and other professional services of our high-speed, production mail systems and sorting equipment, and related software.

Software: Includes the worldwide sale and support services of our non-equipment-based mailing, customer communication and location intelligence software.

Mailstream Services:

Management Services: Includes worldwide facilities management services; secure mail services; reprographic, document management services; and litigation support and eDiscovery services.

Mail Services: Includes presort mail services and our cross-border mail services.

Marketing Services: Includes our direct marketing services for targeted customers; web-tools for the customization of promotional mail and marketing collateral; and other marketing consulting services.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Revenue and EBIT by business segment for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Revenue:
U.S. Mailing	$552,585	$580,003
International Mailing	308,333	257,850
Production Mail	135,404	129,301
Software	99,663	38,551
Mailstream Solutions	1,095,985	1,005,705

Management Services	302,635	272,659
Mail Services	125,422	100,602
Marketing Services	49,915	35,271
Mailstream Services	477,972	408,532

Total revenue	$1,573,957	$1,414,237

	Three Months Ended March 31,
	2008	2007
EBIT: (1)
U.S. Mailing	$223,955	$244,420
International Mailing	49,935	46,266
Production Mail	8,583	6,883
Software	6,970	3,254
Mailstream Solutions	289,443	300,823

Management Services	18,637	20,784
Mail Services	18,389	11,810
Marketing Services	1,752	520
Mailstream Services	38,778	33,114

Total EBIT	328,221	333,937

Unallocated amounts:
Interest, net	(58,777)	(56,727)
Corporate expense	(48,579)	(46,174)
Restructuring charges and asset impairments	(17,093)	-
MapInfo purchase accounting	(492)	-
Income from continuing operations before
income taxes and preferred dividends	$203,280	$231,036

(1) EBIT excludes general corporate expenses, restructuring charges, and asset impairments.

8. Inventories

Inventories are composed of the following:

	March 31,	December 31,
	2008	2007
Raw materials and work in process	$95,710	$87,053
Supplies and service parts	63,330	52,895
Finished products	58,996	58,014
Total	$218,036	$197,962

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

9. Fixed Assets

Fixed assets are composed of the following:

	March 31,	December 31,
	2008	2007
Property, plant and equipment	$1,900,992	$1,877,893
Accumulated depreciation	(1,287,402)	(1,249,975)
Property, plant and equipment, net	$613,590	$627,918

Rental equipment	$1,127,232	$1,189,675
Accumulated depreciation	(692,608)	(753,748)
Rental equipment, net	$434,624	$435,927

Depreciation expense was $80.4 million and $78.1 million for the three months ended March 31, 2008 and 2007, respectively.

10. Intangible Assets and Goodwill

The components of our purchased intangible assets are as follows:

	March 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	$433,674	$(131,791)	$301,883	$427,487	$(119,652)	$307,835
Supplier relationships	29,000	(8,217)	20,783	29,000	(7,492)	21,508
Mailing software & technology	172,109	(65,904)	106,205	176,558	(65,032)	111,526
Trademarks & trade names	23,796	(9,497)	14,299	32,661	(17,202)	15,459
Non-compete agreements	2,210	(1,260)	950	5,491	(4,631)	860
	$660,789	$(216,669)	$444,120	$671,197	$(214,009)	$457,188

Amortization expense for intangible assets for the three months ended March 31, 2008 and 2007 was $17.1 million and $13.2 million, respectively. The estimated future amortization expense related to intangible assets is as follows:

Amount
Remaining for year ended December 31, 2008	$55,000
Year ended December 31, 2009	68,000
Year ended December 31, 2010	60,000
Year ended December 31, 2011	54,000
Year ended December 31, 2012	44,000
Thereafter	163,120
$444,120

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2008 are as follows:

	Balance at	Acquired		Balance at
	December 31,	during the		March 31,
	2007 (1)	period	Other (2)	2008

U.S. Mailing	$131,807	$3,580	$(29)	$135,358
International Mailing	403,828	-	27,013	430,841
Production Mail	137,855	-	3,033	140,888
Software	669,436	-	4,316	673,752
Mailstream Solutions	1,342,926	3,580	34,333	1,380,839

Management Services	461,589	-	5,278	466,867
Mail Services	227,163	-	-	227,163
Marketing Services	268,180	-	-	268,180
Mailstream Services	956,932	-	5,278	962,210

Total	$2,299,858	$3,580	$39,611	$2,343,049

(1)	We have reclassified prior year amounts to conform to the current year presentation.
(2)	“Other” includes post closing acquisition and foreign currency translation adjustments.

11.       Long-term Debt

On March 4, 2008, we issued $250 million of 10 year fixed rate notes with a coupon rate of 5.60% . The interest is paid semi-annually beginning September 2008. The notes mature on March 15, 2018. We simultaneously entered into two interest rate swaps for a total of $250 million to convert the fixed rate notes to a floating rate obligation bearing interest at 6 month Libor plus 111.5 basis points. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper and repurchase of our stock.

On March 31, 2008, $350 million remained available under the shelf registration statement filed in February 2005 with the Securities and Exchange Commission (SEC), permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

12. Comprehensive Income

Comprehensive income for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
Net income	$119,103	$144,796
Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	36,701	6,825
Amortization of retiree benefit costs	3,569	5,092
Net unrealized gain on investment securities	209	-
Net unrealized gain on derivative instruments	1,028	2,054
Comprehensive income	$160,610	$158,767

(1) Includes net deferred translation gains of $10.4 million and $4.1 million for the first quarter of 2008 and 2007, respectively, associated with inter-company loans denominated in a foreign currency that have been designated as a hedge of net investment.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

13. Restructuring Charges and Asset Impairments

Pre-tax restructuring reserves at March 31, 2008 are composed of the following:

	Balance at				Balance at
	December 31,	Restructuring	Cash	Non-cash	March 31,
	2007	charges	payments	charges	2008

Severance and benefit costs	$81,251	$14,584	$(11,607)	$-	$84,228
Asset impairments	-	537	-	(537)	-
Other exit costs	5,795	1,972	(246)	-	7,521
Total	$87,046	$17,093	$(11,853)	$(537)	$91,749

We recorded pre-tax restructuring charges and asset impairments of $17.1 million in the first quarter of 2008. These charges primarily relate to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. As a result of this program, we have targeted a net reduction of about 1,500 positions. About half of these reductions will be outside the U.S. As of March 31, 2008, 576 employees had been terminated under this program. We expect to incur approximately $40 million of restructuring charges in 2008 associated with actions identified to date; however, we continue to evaluate additional actions in conjunction with this program. We expect to complete the majority of this program by the end of 2008. The majority of the liability at March 31, 2008 is expected to be paid by mid-2009 from cash generated from operations.

In January 2003, we undertook restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. The activities associated with this program were substantially completed in 2006. At March 31, 2008, we had a remaining liability associated with this program of $4.1 million. We made payments of $0.5 million during the first quarter of 2008.

14. Pensions and Other Benefit Programs

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended March 31, 2008 and 2007 are as follows:

	United States		Foreign
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Service cost	$6,952	$7,075	$2,691	$3,106
Interest cost	24,133	23,053	7,731	6,717
Expected return on plan assets	(33,196)	(31,329)	(9,754)	(8,991)
Amortization of transition cost (credit)	-	-	32	(159)
Amortization of prior service cost (credit)	(647)	(531)	170	160
Amortization of net loss	4,883	6,881	1,059	1,803
Settlement/curtailment	-	-	-	172
Net periodic benefit cost	$2,125	$5,149	$1,929	$2,808

As we previously disclosed in our Consolidated Financial Statements for the year ended December 31, 2007, we expect to contribute up to $10 million to each of our U.S. and foreign pension plans during 2008. At March 31, 2008, $1.2 million and $2.3 million of contributions have been made to the U.S. and foreign pension plans, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Service cost	$892	$832
Interest cost	3,456	3,612
Amortization of prior service credit	(618)	(458)
Amortization of net loss	739	709
Net periodic benefit cost	$4,469	$4,695

For the three months ended March 31, 2008 and 2007, we made $8.8 million of contributions representing benefit payments in each of the periods.

15.     Income Taxes

The effective tax rate was 37.2% for the three months ended March 31, 2008 compared to 34.5% for the prior year period. The increase in the tax rate is principally due to an additional tax accrual of $6.5 million associated with lease refunds in the U.K. and Ireland.

Tax authorities continually examine our tax filings. On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will increase or decrease in the next 12 months, but we expect this change to be less than 5% of our unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. We recorded $3.8 million and $1.8 million for the first quarter of 2008 and 2007, respectively, in interest and penalties and this amount was included in discontinued operations. We had $117.4 million and $113.6 million accrued for the payment of interest and penalties at March 31, 2008 and December 31, 2007, respectively.

We estimate the IRS will complete its current examination of tax years 2001-2004 in 2008 or 2009. In connection with the 2001-2004 audits, we are currently disputing a recent formal request from the IRS in the form of a civil summons to provide certain company workpapers. We believe that certain documents being sought should not be produced because they are privileged. In the third quarter of 2008, in a similar case, the U.S. District Court in Rhode Island ruled that certain company workpapers were privileged. The IRS has appealed that decision. A similar issue is also being litigated between the IRS and another taxpayer before the U.S. District Court for the Northern District of Alabama. Also in connection with the 2001-2004 audits, we have recently entered into a settlement with the IRS regarding the tax treatment of certain Capital Services lease transactions. Prior to 2007, we accrued and paid the IRS the additional tax and interest associated with this settlement. A variety of post-1999 tax years remain subject to examination by other tax authorities, including the U.K., Canada, Germany and various U.S. states. We have accrued our best estimate of the probable tax, interest and penalties that may result from these tax uncertainties in these and other jurisdictions. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flows.

16.       Fair Value Measurements

Effective January 1, 2008, we adopted FAS 157 for financial assets and liabilities. We use the market approach for recurring fair value measurements and the valuation techniques use observable inputs.

FAS 157 established a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy as defined by FAS 157 are as follows:

     Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities. Level 1 assets include money market securities, commercial paper, and U.S. Treasury securities.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

     Level 2 – Observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities; quoted prices in markets that trade infrequently; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include derivative contracts whose values are determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable market data, mortgage backed securities, asset backed securities, U.S. Government and agency securities, and corporate notes.

     Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability. These inputs may be derived with internally developed methodologies that result in management’s best estimate of fair value. During the first quarter of 2008, we had no level 3 recurring measurements.

The following table shows by level within the fair value hierarchy our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2008. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Recurring Fair Value Measurements At March 31, 2008 By Level
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$176,842	$38,105	$-	$214,947
Derivatives	-	26,383	-	26,383
Total assets:	$176,842	$64,488	$-	$241,330

Liabilities:	$-	$-	$-	$-

Investment Securities

Investment securities are primarily composed of investments by The Pitney Bowes Bank (PBB). PBB, our wholly owned subsidiary, is a Utah-chartered Industrial Loan Company (ILC). The bank’s investments at March 31, 2008 were $175.9 million. We reported these investments in the Condensed Consolidated Balance Sheet as cash of $117.6 million, short-term investments of $27.7 million and long-term investments of $30.6 million.

Derivative Instruments

In the normal course of business, we are exposed to the impact of interest rate changes and foreign currency fluctuations. The company limits these risks by following established risk management policies and procedures, including the use of derivatives. We use derivatives to manage the related cost of debt and to limit the effects of foreign exchange rate fluctuations on financial results. We do not use derivatives for trading or speculative purposes. As required by FAS 157, we have incorporated counterparty risk into the fair value of our derivative assets and our credit risk into the value of our derivative liabilities. We derive credit risk from observable data related to credit default swaps. The adoption of FAS 157 on January 1, 2008, did not have a material impact on our results of operations or our financial position.

Interest Rate Swaps

Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and hedged item being hedged are recognized in income. In December 2003, we entered into an interest rate swap for an aggregate notional amount of $350 million. The interest rate swap effectively converted the fixed rate of 4.75% on $350 million of our notes, due 2018, into variable interest rates. The variable rates payable by us are based on six month LIBOR less a spread of 22.8 basis points. At March 31, 2008 and December 31, 2007, the fair value of the derivative was an asset of $19.8 million and $6.8 million, respectively. Long-term debt was increased by $20.9 million and $6.8 million at March 31, 2008 and December 31, 2007, respectively.

In March 2008, we entered into two interest rate swaps for an aggregate notional amount of $250 million to effectively convert the fixed rate of 5.60% on $250 million of our notes, due 2018, into variable interest rates. The variable rates payable by us are based on six month LIBOR plus 111.47 basis points. At March 31, 2008, the fair value of the derivatives was an asset of $4.3 million. Long-term debt was increased by $4.6 million at March 31, 2008.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Foreign Exchange Contracts

We enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on inter-company loans and related interest that are denominated in a foreign currency. The revaluation of the short-term inter-company loans and interest and the mark-to-market on the derivatives are both recorded to income. At March 31, 2008, we had 14 outstanding foreign exchange contracts to buy or sell various currencies with an asset value of $2.7 million. The contracts will expire by December 23, 2008. At December 31, 2007, the asset value of these derivatives was $1.9 million.

We also enter into foreign currency exchange contracts arising from the anticipated purchase of inventory between affiliates. These contracts are designed as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in other comprehensive income in the period that the change in fair value occurs and is reclassified to income in the same period that the hedged item is recorded in income. At March 31, 2008, we had 27 outstanding contracts with a notional amount of $45.8 million associated with these anticipated transactions and a derivative liability of $1.2 million. We had no outstanding contracts at December 31, 2007.

17.       Commitments, Contingencies and Regulatory Matters

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

Imagitas, Inc., Drivers’ Privacy Protection Act Litigation, MDL Docket No. 1828 (United States District Court, Middle District of Florida). On April 9, 2008, the court granted Imagitas’ motion for summary judgment in one of the consolidated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). We expect that the legal reasoning in the court’s opinion should apply to the other litigations filed against Imagitas and consolidated into this multi-district litigation. The decision ultimately may be appealed to the federal court of appeals.

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

18.       Guarantees

We apply FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to our agreements that contain guarantees or indemnifications. As part of the sale of the Capital Services business in the second quarter of 2006, we indemnified the buyer for certain guarantees by posting letters of credit at the date of sale. At March 31, 2008, the outstanding balance of these guarantees was $4.3 million.

We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our best estimate of probable liability for product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, our product warranty liability at March 31, 2008 and December 31, 2007, respectively, was not material.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Forward-Looking Statements” and elsewhere in this report.

The following analysis of our financial condition and results of operations should be read in conjunction with Pitney Bowes’ Condensed Consolidated Financial Statements contained in this report and Pitney Bowes’ Form 10-K for the year ended December 31, 2007.

Overview

For the first quarter, revenue grew 11% driven by strong growth in software and mail services. Acquisitions and foreign currency translation contributed 5% and 3%, respectively, to this growth. As anticipated, this growth was partially offset by lower revenue at U.S. Mailing due to the wind-down of meter migration, timing of revenue due to the postal rate case in the first half of 2007, and difficult economic conditions.

Income from continuing operations for the first quarter of 2008 was $122.9 million or $0.58 per diluted share as compared with $0.66 earnings per diluted share in the first quarter of 2007. Income from continuing operations in the first quarter of 2008 included restructuring charges and asset impairments of 5 cents per diluted share and a tax adjustment of 3 cents per diluted share related to additional tax accrued associated with lease refunds in the U.K. and Ireland.

See “Results of Operations – First Quarter of 2008 Compared to First Quarter of 2007” for a more detailed discussion of our results of operations.

Outlook

We expect the second quarter results to be a difficult comparison to last year due to the benefit that we received from shape-based product sales and meter migration in our U. S. Mailing segment in 2007. We believe our solid performance in the first quarter, despite the environment, and our on-going actions to enhance long-term value will position us for sustained long-term improvement in earnings and increased shareholder value.

We remain confident in our ability to deliver innovation, growth, and value in 2008 and beyond. We will continue to execute our transition initiatives that we began in the fourth quarter of 2007. We anticipate that the restructuring and asset impairment charges in 2008 in conjunction with these transition initiatives will be in the range of $40 to $100 million. We will continue to focus on operational efficiency, cash flow and expense management. We remain committed to our target to achieve $150 million in pre-tax annual benefits in 2009.

We are nearing conclusion of our evaluation of the strategic alternatives for our U.S. Management Services business and expect to make a statement by the end of the second quarter.

We expect our mix of revenue to continue to change, with a greater percentage of the revenue coming from diversified revenue streams associated with fully featured smaller systems and a smaller percentage from larger system sales. In addition, we continue to expect a greater percentage of revenue growth from our Software and Mail Services segments. We expect to derive further synergies from our recent acquisitions, remain focused on enhancing our productivity, and to allocate capital in order to optimize our returns.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – First Quarter of 2008 Compared to First Quarter of 2007

Business segment results

The following table shows revenue and earnings before interest and taxes (EBIT) by segment for the three months ended March 31, 2008 and 2007. Prior year results have been reclassified to conform to the current year presentation. Refer to Note 7 to our Condensed Consolidated Financial Statements for further detail on these changes.

(Dollars in thousands)	Revenue			EBIT (1)
	Three Months Ended March 31,			Three Months Ended March 31,
	2008	2007	% change	2008	2007	% change
U.S. Mailing	$552,585	$580,003	(5)%	$223,955	$244,420	(8)%
International Mailing	308,333	257,850	20%	49,935	46,266	8%
Production Mail	135,404	129,301	5%	8,583	6,883	25%
Software	99,663	38,551	159%	6,970	3,254	114%
Mailstream Solutions	1,095,985	1,005,705	9%	289,443	300,823	(4)%

Management Services	302,635	272,659	11%	18,637	20,784	(10)%
Mail Services	125,422	100,602	25%	18,389	11,810	56%
Marketing Services	49,915	35,271	42%	1,752	520	237%
Mailstream Services	477,972	408,532	17%	38,778	33,114	17%

Total	$1,573,957	$1,414,237	11%	$328,221	$333,937	(2)%

(1) See reconciliation of segment amounts to Income from continuing operations before income taxes and preferred dividends in Note 7 to the Condensed Consolidated Financial Statements.

During the first quarter of 2008, Mailstream Solutions revenue increased 9% and EBIT decreased 4% compared with the prior year. U.S. Mailing’s revenue decreased 5% primarily due to lower placements of mailing equipment, prior year benefits from the sale of mailing equipment upgrade kits and the wind-down of meter migration, partially offset by growth in payment solutions. Revenue continues to be adversely affected by the ongoing changing mix to more fully featured smaller systems. U.S. Mailing’s EBIT decreased 8% principally due to lower revenue growth and the mix of business compared to last year, which included the sale of higher margin mailing equipment upgrade kits that enabled mailers to comply with the change in postage rates, partially offset by a favorable mix of higher margin revenue from payment solutions. International Mailing revenue grew by 20%, partly driven by foreign currency of 13%, and EBIT increased 8%. Higher revenue in France, resulting from the benefit of a postal rate change in the quarter, and higher equipment placements in our Asia Pacific region were partially offset by lower revenue in Canada, as a result of the post meter migration environment. International Mailing’s EBIT was adversely affected by mix of business and costs associated with the U.K. manufacturing outsourcing. Revenue for Production Mail grew by 5% principally driven by foreign currency translation. Revenue from higher equipment placements in Asia and Canada was offset by lower equipment sales in the U.S. and Europe. Production Mail’s EBIT grew 25% driven by a mix of higher margin product and continued focus on productivity initiatives. Software’s revenue grew by 159% driven by the acquisition of MapInfo in the second quarter of 2007, which contributed 105% to this growth, and strong world-wide demand for our software solutions, which contributed 46% to this growth. Software’s EBIT benefited from the growth in sales and operating leverage resulting from increased revenue, but was partially offset by integration costs.

During the first quarter of 2008, Mailstream Services revenue and EBIT grew 17% compared with the prior year. Our Management Services segment reported a revenue increase of 11%, of which 9% was driven by acquisitions and 3% was foreign currency translation. Management Services EBIT decreased by 10%. The segment’s revenue and EBIT were adversely affected by continued weakness in legal solutions and government solutions. Mail Services revenue grew 25% due to continued growth in presort and cross-border mail services. Mail Services EBIT grew by 56% to $18.4 million as a result of operating leverage from the increase in mail volume and increased operating efficiencies. Marketing Services revenue grew 42% driven by acquisitions which contributed 11% and continued expansion of our marketing services programs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue by source
The following table shows revenue by source for the three months ended March 31, 2008 and 2007:

(Dollars in thousands)	Three Months Ended March 31,
	2008	2007	% change

Equipment sales	$305,520	$295,429	3%
Supplies	107,600	100,302	7%
Software	99,663	38,551	159%
Rentals	184,953	188,070	(2)%
Financing	198,939	190,580	4%
Support services	194,460	189,016	3%
Business services	482,822	412,289	17%
Total revenue	$1,573,957	$1,414,237	11%

Equipment sales revenue increased 3% compared to the prior year. Foreign currency translation contributed a favorable impact of 6%. Lower sales of equipment in U.S. Mailing, primarily due to the wind-down of meter migration, timing of revenue due to the postal rate case in the first half of 2007, and weak economic conditions were partially offset by increased international revenue, principally due to the postal rate change this quarter in France and higher equipment placements in Asia Pacific.

Supplies revenue increased by 7% from the prior year. This increase was primarily driven by continued revenue growth in Europe as our customers continued migration to digital technology. Foreign currency translation contributed 4%.

Software revenue increased by 159% from the prior year primarily driven by strong world-wide demand for our location intelligence and customer communication software solutions, acquisitions which contributed 105% and foreign currency translation which contributed 8%.

Rentals revenue decreased 2% from the prior year as customers in the U.S. and Europe continue to downsize to smaller machines.

Financing revenue increased 4% primarily due to higher U.S. revenue from payment solutions and higher international revenue from equipment leases. Foreign currency translation accounted for 2% of this growth.

Support services revenue increased 3% from the prior year, principally due to foreign currency translation of 4%.

Business services revenue increased 17% from the prior year. This growth was driven by higher revenue in mail and marketing services, acquisitions which contributed 8%, and foreign currency translation which contributed 2% to this growth.

Costs and expenses

(Dollars in thousands)	Three Months Ended March 31,
	2008	2007

Cost of equipment sales	$160,937	$148,500
Cost of supplies	$27,872	$26,123
Cost of software	$25,491	$10,053
Cost of rentals	$38,304	$42,421
Cost of support services	$116,417	$106,755
Cost of business services	$379,291	$323,651
Selling, general and administrative	$496,495	$425,402
Research and development	$50,000	$43,569

Cost of equipment sales as a percentage of revenue was 52.7% in the first quarter of 2008 compared with 50.3% in the prior year, primarily due to the decrease in mix of higher margin equipment sales in the U.S.

Cost of supplies as a percentage of revenue decreased slightly to 25.9% in the first quarter of 2008 compared with 26.0% in the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of software as a percentage of revenue decreased to 25.6% in the first quarter of 2008 compared with 26.1% in the prior year due to favorable mix.

Cost of rentals as a percentage of revenue decreased to 20.7% in the first quarter of 2008 compared with 22.6% in the prior year primarily due to lower depreciation costs related to the transition of our product line.

Cost of support services as a percentage of revenue increased to 59.9% compared with 56.5% in the prior year primarily due to the increase in mix of lower margin international and production mail revenue.

Cost of business services as a percentage of revenue was 78.6% for the first quarter of 2008 compared to 78.5% for the prior year. Continued weakness in legal solutions and higher acquisition costs for Management Services were principally offset by the successful integration of new sites and productivity improvements at our Mail Services operations.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue increased to 31.5% in the first quarter of 2008 compared with 30.1% in the prior year. This was largely due to slow organic revenue growth, a shift in the mix of our businesses, and higher credit loss expense in the U.S. Software, which is becoming a larger portion of our overall business, has a relatively higher SG&A expense ratio.

Research and development expenses increased $6.4 million from the prior year as we continue to invest in developing new technologies, enhancing our products, and the acquisition of MapInfo. Research and development expenses as a percentage of sales increased to 3.2% in the first quarter of 2008 from 3.1% in the first quarter of 2007.

Restructuring

Pre-tax restructuring reserves at March 31, 2008 are composed of the following:

	Balance at				Balance at
	December 31,	Restructuring	Cash	Non-cash	March 31,
(Dollars in thousands)	2007	charges	payments	charges	2008

Severance and benefit costs	$81,251	$14,584	$(11,607)	$-	$84,228
Asset impairments	-	537	-	(537)	-
Other exit costs	5,795	1,972	(246)	-	7,521
Total	$87,046	$17,093	$(11,853)	$(537)	$91,749

We recorded pre-tax restructuring charges and asset impairments of $17.1 million in the first quarter of 2008. These charges relate primarily to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. As a result of this program, we have targeted a net reduction of about 1,500 positions. About half of these reductions will be outside the U.S. As of March 31, 2008, 576 employees had been terminated under this program. We expect to incur approximately $40 million of restructuring charges in 2008 associated with actions identified to date; however, we continue to evaluate additional actions in conjunction with this program. We expect to complete the majority of this program by the end of 2008. The majority of the liability at March 31, 2008 is expected to be paid by mid-2009 from cash generated from operations.

In January 2003, we undertook restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. The activities associated with this program were substantially completed in 2006. At March 31, 2008, we had a remaining liability associated with this program of $4.1 million. We made payments of $0.5 million during the first quarter of 2008.

Net interest expense

Interest expense for the three months ended March 31, 2008 and 2007:

(Dollars in thousands)	Three Months Ended March 31,
	2008	2007
Interest expense, net	$58,777	$56,727

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest expense increased by $2.1 million or 3.6% in the first quarter of 2008 compared with the prior year. Interest expense of $0.6 million was recognized as a result of unwinding an interest rate swap associated with mortgage debt assumed with the acquisition of MapInfo Corporation because the mortgage debt was paid off in the first quarter of 2008. Interest expense for 2008 was impacted by higher average borrowings of $500 million but was offset by a decrease in our average interest rate of 0.8%, as a result of lower floating rates.

Income Taxes / Effective Tax Rate

The effective tax rate was 37.2% for the first quarter of 2008 compared to 34.5% for the first quarter of 2007. The higher effective tax rate principally resulted from an additional tax accrual of $6.5 million associated with lease refunds in the U.K. and Ireland.

Minority Interest (Preferred Stock Dividends of Subsidiaries)

The following table details dividends paid to preferred stockholders for the three months ended March 31, 2008 and 2007:

(Dollars in thousands)	Three Months Ended March 31,
	2008	2007

Preferred stock dividends of subsidiaries	$4,798	$4,746

Discontinued Operations

The following table details the components of discontinued operations for the three months ended March 31, 2008 and 2007:

(Dollars in thousands)	Three Months Ended March 31,
	2008	2007

Net loss from discontinued operations, net of tax	$ 3,832	$ 1,788

Net loss for the three months ended March 31, 2008 and 2007 relates to the accrual of interest on uncertain tax positions associated with our former Capital Services business.

Liquidity and Capital Resources

We believe that cash flow from operations, existing cash and liquid investments, as well as borrowing capacity under our commercial paper program, the existing credit facility and debt capital markets should be sufficient to finance our capital requirements and to cover our customer deposits for the foreseeable future. Our potential uses of cash include but are not limited to the following: growth and expansion opportunities; internal investments; customer financing; tax payments; interest and dividend payments; share repurchase program; and potential acquisitions and divestitures.

Cash Flow Summary

The change in cash and cash equivalents is as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2008	2007

Cash provided by operating activities	$248,337	$220,225
Cash used in investing activities	(71,359)	(96,510)
Cash used in financing activities	(159,469)	(131,253)
Effect of exchange rate changes on cash	3,101	681
Increase (decrease) in cash and cash equivalents	$20,610	$(6,857)

2008 Cash Flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The net increase in our current and non-current income taxes contributed $49.2 million to cash from

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operations resulting from the timing of tax payments. Lower investments in finance receivables of $30.8 million and an increase in advance billings of $54.6 million also contributed to the increase in operating cash flow. The decrease in accounts payable and accrued liabilities of $85.5 million, primarily due to the payment of year-end incentive compensation and commissions partially offset by additional restructuring reserves, and an increase in inventory of $17.7 million, partly due to the required build of new fully digital, networked, and remotely-downloadable equipment and the U.S. postal rate change in the second quarter of 2008, which reduced our cash flow from operations. The increase in accounts receivable of $3.8 million is driven by contracts that are billed annually in International Mailing partly offset by lower balances in Software due to collections related to the strong fourth quarter 2007 business.

Net cash used in investing activities consisted principally of capital expenditures of $56.9 million, a reduction in our reserve account deposits of $7.2 million, and additional short-term investments of $6.8 million.

Net cash used in financing activities consisted primarily of dividends paid to stockholders of $74.1 million and stock repurchases of $180.0 million, partially offset by proceeds from issuance of stock of $6.1 million and a net increase in notes payable and long-term obligations of $88.5 million.

2007 Cash Flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The net increase in our current and non-current income taxes contributed $55 million to cash from operations resulting from the timing of tax payments. The decrease in accounts payable and accrued liabilities reduced our cash from operations by $131.4 million primarily due to the payment of year-end incentive compensation and commissions and the timing of accounts payable payments following the strong fourth quarter of 2006.

Net cash used in investing activities consisted of capital expenditures, acquisitions and a reduction in our reserve account deposits.

Net cash used in financing activities consisted primarily of dividends paid to stockholders and stock repurchases, partially offset by proceeds from issuance of stock.

Capital Expenditures

During the first three months of 2008, capital expenditures included $29.4 million in net additions to property, plant and equipment and $27.5 million in net additions to rental equipment and related inventories compared with $31.6 million and $36.0 million, respectively, in the same period in 2007.

Financings and Capitalization

We have a commercial paper program that is a significant source of liquidity. As of March 31, 2008, we had approximately $368 million of outstanding commercial paper issuances and an unused credit facility of $1.5 billion which supports commercial paper issuances.

In addition to our borrowing capability under the unused credit facilities described above, we have $350 million available under the shelf registration statement filed in February 2005 with the SEC, permitting issuances of up to $2.5 billion in debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

On March 4, 2008, we issued $250 million of 10 year fixed rate notes with a coupon rate of 5.60% . The interest is paid semi-annually beginning September 2008. The notes mature on March 15, 2018. We simultaneously entered into two interest rate swaps for a total of $250 million to convert the fixed rate debt to a floating rate obligation bearing interest at 6 month LIBOR plus 111.5 basis points. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper and repurchase of our stock.

We believe our financing needs in the short and long term can be met with cash generated internally, borrowing capacity from existing credit agreements, available debt issuances under existing shelf registration statements and our existing commercial paper program.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (SFAS 157) (“FAS 157”), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair-value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted this statement for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations or cash flows. We continue to evaluate the impact of adopting this statement for the nonfinancial items deferred until January 1, 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. FAS141(R) requires fair value measurements at the date of acquisition, with limited exceptions specified in the Statement. Some of the major impacts of this new standard include expense recognition for transaction costs and restructuring costs. FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting this Statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). FAS 160 addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. FAS 160 requires changes in ownership interest that do not result in deconsolidation to be accounted for as equity transactions. This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This gain or loss is measured using the fair value of the noncontrolling equity investment. This Statement is effective for fiscal years beginning on or after December 15, 2008. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 are applied prospectively. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are evaluating the impact of adopting this statement.

Regulatory Matters

There have been no significant changes to the regulatory matters disclosed in our 2007 Annual Report on Form 10-K.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2007 regarding this matter.

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

Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008. In addition, no change in internal control over financial reporting occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

This item updates the legal proceedings more fully described in our 2007 Annual Report on Form 10-K, filed February 29, 2008.

Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002). In this patent litigation where the company prevailed at trial, the appellate process is proceeding.

Imagitas, Inc., Drivers’ Privacy Protection Act Litigation, MDL Docket No. 1828 (United States District Court, Middle District of Florida). On April 9, 2008, the court granted Imagitas’ motion for summary judgment in one of the consolidated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). The Company expects that the legal reasoning in the court’s opinion should apply to the other litigations filed against Imagitas and consolidated into this multi-district litigation. The decision ultimately may be appealed to the federal court of appeals.

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

Item 1A: Risk Factors

There were no material changes to the risk factors identified in the Annual Report on Form 10-K for the year ended December 31, 2007 regarding this matter.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market. We have not repurchased or acquired any other shares of our common stock during 2008 in any other manner.

The following table summarizes our share repurchase activity under active programs during the first three months of 2008:

			Total number of	Approximate dollar value
	Total number	Average price	shares purchased as	of shares that may yet be
	of shares	paid per	part of a publicly	purchased under the plan
Period	purchased	share	announced plan	(in thousands)
March 2007 Program
Balance carried forward				$406,607
January 2008	2,162,600	$35.91	2,162,600	$328,942
February 2008	1,918,500	$37.17	1,918,500	$257,636
March 2008	875,600	$35.43	875,600	$226,610
	4,956,700		4,956,700

Item 6: Exhibits

     See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

May 8, 2008

/s/ Michael Monahan
Michael Monahan
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