Form 10-Q
period 2008-06-30
PITNEY BOWES INC /DE/
filed 2008-08-07
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-3579
June 30, 2008

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
Yes ☐      No ☑

There were 207,753,345 shares of common stock outstanding as of July 29, 2008.

PITNEY BOWES INC.
INDEX
___________________

		Page Number

Part I - Financial Information:

Item 1:	Financial Statements

	Condensed Consolidated Statements of Income (Unaudited)
	Three and Six Months Ended June 30, 2008 and 2007	3

	Condensed Consolidated Balance Sheets (Unaudited)
	June 30, 2008 and December 31, 2007	4

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6 – 21

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	22 – 32

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4:	Controls and Procedures	33

Part II - Other Information:

Item 1:	Legal Proceedings	33

Item 1A:	Risk Factors	33

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6:	Exhibits	34

Signatures		35

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Equipment sales	$311,650	$360,361	$614,363	$653,971
Supplies	101,286	96,398	208,886	196,700
Software	109,120	88,242	214,525	131,324
Rentals	185,855	180,911	370,808	368,981
Financing	197,263	194,837	396,202	385,417
Support services	194,955	192,773	386,480	379,077
Business services	487,957	429,512	970,779	841,801

Total revenue	1,588,086	1,543,034	3,162,043	2,957,271

Costs and expenses:
Cost of equipment sales	166,282	168,958	327,395	317,214
Cost of supplies	26,419	24,725	54,291	50,848
Cost of software	26,453	21,076	54,190	32,624
Cost of rentals	39,671	43,261	77,975	85,682
Cost of support services	115,931	107,317	229,926	212,821
Cost of business services	383,009	339,972	762,300	663,623
Selling, general and administrative	497,689	488,115	994,184	913,517
Research and development	53,168	47,104	103,168	90,673
Interest, net	54,127	62,541	112,904	119,268
Restructuring charges and asset impairments	18,815	-	35,908	-

Total costs and expenses	1,381,564	1,303,069	2,752,241	2,486,270

Income from continuing operations before income
taxes and minority interest (preferred stock dividends
of subsidiaries)	206,522	239,965	409,802	471,001
Provision for income taxes	70,386	81,588	145,933	161,294
Minority interest (preferred stock dividends of
subsidiaries)	4,796	4,796	9,594	9,542

Income from continuing operations	131,340	153,581	254,275	300,165
Loss from discontinued operations, net of tax	(2,831)	(1,342)	(6,663)	(3,130)

Net income	$128,509	$152,239	$247,612	$297,035

Basic earnings per share of common stock:
Continuing operations	$0.63	$0.70	$1.21	$1.37
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.01)
Net income	$0.62	$0.69	$1.18	$1.35

Diluted earnings per share of common stock:
Continuing operations	$0.63	$0.69	$1.20	$1.35
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.01)
Net income	$0.61	$0.68	$1.17	$1.33

Dividends declared per share of common stock	$0.35	$0.33	$0.70	$0.66

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$429,412	$377,176
Short-term investments	26,842	63,279
Accounts receivables, less allowances of $51,406 and $49,324 at June 30, 2008
and December 31, 2007, respectively	880,918	841,072
Finance receivables, less allowances of $43,985 and $45,859 at June 30, 2008
and December 31, 2007, respectively	1,481,158	1,498,486
Inventories	214,110	197,962
Current income taxes	92,392	83,227
Other current assets and prepayments	263,806	258,411
Total current assets	3,388,638	3,319,613

Property, plant and equipment, net	610,080	627,918
Rental property and equipment, net	430,255	435,927
Long-term finance receivables, less allowances of $28,803 and $32,512 at
June 30, 2008 and December 31, 2007, respectively	1,506,636	1,533,773
Investment in leveraged leases	242,853	249,191
Goodwill	2,393,229	2,299,858
Intangible assets, net	439,405	457,188
Non-current income taxes	31,659	28,098
Other assets	610,884	598,377
Total assets	$9,653,639	$9,549,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,915,896	$1,965,567
Current income taxes	112,639	96,851
Notes payable and current portion of long-term obligations	866,862	953,767
Advance billings	593,666	540,254
Total current liabilities	3,489,063	3,556,439

Deferred taxes on income	495,828	472,240
FIN 48 uncertainties and other income tax liabilities	298,962	285,505
Long-term debt	4,013,910	3,802,075
Other non-current liabilities	427,993	406,216
Total liabilities	8,725,756	8,522,475

Preferred stockholders’ equity in subsidiaries	384,165	384,165

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	7	7
Cumulative preference stock, no par value, $2.12 convertible	983	1,003
Common stock, $1 par value (480,000,000 shares authorized & 323,337,912 shares
issued)	323,338	323,338
Capital in excess of par value	248,681	252,185
Retained earnings	4,234,666	4,133,756
Accumulated other comprehensive income	134,629	88,656
Treasury stock, at cost (115,575,114 and 108,822,953, respectively)	(4,398,586)	(4,155,642)
Total stockholders’ equity	543,718	643,303
Total liabilities and stockholders’ equity	$9,653,639	$9,549,943

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$247,612	$297,035
Restructuring and other charges, net of tax	22,746	-
Restructuring and other payments	(36,874)	(18,907)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,982	188,883
Stock-based compensation	12,754	12,338
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(26,678)	28,080
Net investment in internal finance receivables	52,243	(55,925)
Inventories	(12,298)	(4,107)
Other current assets and prepayments	(5,580)	1,138
Accounts payable and accrued liabilities	(85,208)	(113,060)
Current and non-current income taxes	48,844	64,817
Advanced billings	49,082	33,522
Other, net	229	(26,838)

Net cash provided by operating activities	460,854	406,976

Cash flows from investing activities:
Short-term and other investments	28,157	9,055
Capital expenditures	(115,346)	(128,421)
Net investment in leveraged leases	2,637	(3,269)
Acquisitions, net of cash acquired	(68,503)	(522,544)
Reserve account deposits	18,452	9,504

Net cash used in investing activities	(134,603)	(635,675)

Cash flows from financing activities:
Increase in notes payable, net	104,349	487,061
Proceeds from long-term obligations	245,582	-
Principal payments on long-term obligations	(219,109)	(8,104)
Proceeds from issuance of stock	11,447	79,902
Stock repurchases	(272,413)	(175,000)
Dividends paid	(146,702)	(145,228)

Net cash (used in) provided by financing activities	(276,846)	238,631

Effect of exchange rate changes on cash	2,831	2,933
Increase in cash and cash equivalents	52,236	12,865
Cash and cash equivalents at beginning of period	377,176	239,102
Cash and cash equivalents at end of period	$429,412	$251,967

Interest paid	$120,877	$108,550
Income taxes paid	$94,164	$89,641

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

1.       Basis of Presentation

The terms “we”, “us”, and “our” are used in this report to refer collectively to Pitney Bowes Inc. and its subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements of Pitney Bowes Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly our financial position at June 30, 2008 and December 31, 2007, our results of operations for the three and six months ended June 30, 2008 and 2007 and our cash flows for the six months ended June 30, 2008 and 2007 have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2008.

These statements should be read in conjunction with the financial statements and notes thereto included in our 2007 Annual Report to Stockholders on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current period presentation.

2.       Nature of Operations

We are a provider of leading-edge, global, integrated mail and document management solutions for organizations of all sizes. We operate in two business groups: Mailstream Solutions and Mailstream Services. Mailstream Solutions includes worldwide revenue and related expenses from the sale, rental, and financing of mail finishing, mail creation, shipping equipment and software; production mail equipment; supplies; mailing support and other professional services; payment solutions; and mailing, customer communication and location intelligence software. Mailstream Services includes worldwide revenue and related expenses from facilities management services; secure mail services; reprographics, document management, and other value-added services for targeted customer markets; mail services operations, which include presort mail services and international mail services; and marketing services. See Note 7, “Segment Information” for details of our reporting segments and a description of their activities.

3.       Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted this Statement for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We continue to evaluate the impact of adopting this Statement for the nonfinancial items deferred until January 1, 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141(R) requires fair value measurements at the date of acquisition, with limited exceptions specified in the Statement. Some of the major impacts of this new standard include expense recognition for transaction costs and restructuring costs. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting this Statement.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. SFAS 160 requires changes in ownership interest that do not result in deconsolidation to be accounted for as equity transactions. This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This gain or loss is measured using the fair value of the noncontrolling equity investment. This Statement is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 are applied prospectively. We do not expect the adoption of this Statement to have a material impact on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this Statement will require us to present currently disclosed information in a tabular format and will also expand our disclosures concerning where derivatives are reported on the balance sheet and where gains/losses are recognized in the results of operations. The Company will comply with the disclosure requirements of this Statement beginning in the first quarter of 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removed the requirement of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141, “Business Combinations”. FSP FAS 142-3 will be applied prospectively beginning January 1, 2009. We do not expect the adoption of this Statement to have a material impact on our financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board (“PCAOB”) amendments to auditing standards (AU Section 411). We do not expect the adoption of this Statement to result in a change in current practice.

4.       Discontinued Operations

The following table shows selected financial information included in discontinued operations for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Discontinued Operations	2008	2007	2008	2007

Loss from discontinued operations, net of tax	$2,831	$1,342	$6,663	$3,130

Net loss for the three and six months ended June 30, 2008 and 2007 relates to the accrual of interest on uncertain tax positions.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

5.       Acquisitions

On April 21, 2008, we acquired Zipsort, Inc. for $39 million in cash, net of cash acquired. Zipsort, Inc. acts as an intermediary between customers and the U.S. Postal Service. Zipsort, Inc. offers mailing services that include presorting of first class, standard class, flats, permit and international mail as well as metering services. We assigned the goodwill to the Mail Services segment.

On September 12, 2007, we acquired Asterion SAS for $28 million in cash, net of cash acquired. Asterion is a leading provider of outsourced transactional print and document process services in France. We assigned the goodwill to the Management Services segment.

On May 31, 2007, we acquired the remaining shares of Digital Cement, Inc. for a total purchase price of $52 million in cash, net of cash acquired. Digital Cement, Inc. provides marketing management strategy and services to help companies acquire, retain, manage, and grow their customer relationships. We assigned the goodwill to the Marketing Services segment.

On April 19, 2007, we acquired MapInfo Corporation for $436 million in cash, net of cash acquired. Included in the assets and liabilities acquired were short-term investments of $46 million and debt assumed of $14 million. MapInfo is a global company and a leading provider of location intelligence software and solutions. We assigned the goodwill to the Software segment. As part of the purchase accounting for MapInfo, we aligned MapInfo’s accounting policies for software revenue recognition with ours. Accordingly, certain software revenue that was previously recognized by MapInfo on a periodic basis has now been recognized over the life of the contract.

The following table summarizes selected financial data for the opening balance sheet of acquisitions in 2008 and 2007:

	2008		2007
		Asterion	Digital	MapInfo
	Zipsort, Inc.	SAS	Cement, Inc.	Corporation
Purchase price allocation:
Short-term investments	$-	$-	$-	$46,308
Current assets	156	52,900	2,146	40,121
Other non-current assets	12,617	30,685	932	35,826
Intangible assets	8,613	5,802	6,600	113,000
Goodwill	23,985	26,763	42,583	327,219
Current liabilities	(3,214)	(57,794)	(213)	(63,012)
Debt	-	-	-	(13,866)
Non-current liabilities	(2,885)	(29,929)	-	(50,060)
Purchase price	$39,272	$28,427	$52,048	$435,536

Intangible assets:
Customer relationships	$8,291	$5,802	$6,100	$75,900
Mailing software and technology	-	-	-	29,500
Trademarks and trade names	-	-	500	7,600
Non-compete agreements	322	-	-	-
Total intangible assets	$8,613	$5,802	$6,600	$113,000

Intangible assets amortization period:
Customer relationships	15 years	10 years	7 years	10 years
Mailing software and technology	-	-	-	5 years
Trademarks and trade names	-	-	2 years	5 years
Non-compete agreements	4 years	-	-	-
Total weighted average	15 years	10 years	7 years	8 years

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for Zipsort, Inc. and Asterion SAS. The purchase price allocation for these acquisitions will be finalized upon the completion of working capital closing adjustments and fair value analyses. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition.

During the six months ended June 30, 2008, we also completed four smaller acquisitions. The aggregate cost of these acquisitions was $29.2 million. These acquisitions did not have a material impact on our financial results.

The amount of tax deductible goodwill added from acquisitions for the six months ended June 30, 2008 and June 30, 2007 was $27.4 million and $22.1 million, respectively.

Consolidated impact of acquisitions

The Condensed Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. These acquisitions increased our revenue and earnings but, including related financing costs, did not materially impact earnings either on an aggregate or per share basis.

The following table provides unaudited pro forma consolidated revenue for the three and six months ended June 30, 2008 and 2007 as if our acquisitions had been acquired on January 1 of each year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total revenue	$1,592,437	$1,592,254	$3,180,467	$3,066,464

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

6.       Earnings per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 2008 and 2007 is as follows:

	2008			2007
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share
Net income	$128,509			$152,239
Less:
Preferred stock dividends	-			-
Preference stock dividends	(19)			(21)
Basic earnings per share	$128,490	208,050	$0.62	$152,218	219,460	$0.69

Effect of dilutive securities:
Data for basic earnings per share	$128,490	208,050		$152,218	219,460
Preferred stock	-	3		-	3
Preference stock	19	601		21	644
Stock options and stock
purchase plans	-	819		-	2,294
Other stock plans	-	70		-	80
Diluted earnings per share	$128,509	209,543	$0.61	$152,239	222,481	$0.68

			Per			Per
Basic earnings per share of common stock:			Share			Share
Continuing operations			$0.63			$0.70
Discontinued operations			(0.01)			(0.01)
Net income			$0.62			$0.69

Diluted earnings per share of common stock:			Per			Per
			Share			Share
Continuing operations			$0.63			$0.69
Discontinued operations			(0.01)			(0.01)
Net income			$0.61			$0.68

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

A reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2008 and 2007 is as follows:

	2008			2007
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share
Net income	$247,612			$297,035
Less:
Preferred stock dividends	-			-
Preference stock dividends	(39)			(42)
Basic earnings per share	$247,573	209,942	$1.18	$296,993	219,779	$1.35

Effect of dilutive securities:
Data for basic earnings per
share	$247,573	209,942		$296,993	219,779
Preferred stock	-	3		-	3
Preference stock	39	604		42	648
Stock options and stock
purchase plans	-	855		-	2,429
Other stock plans	-	77		-	109
Diluted earnings per share	$247,612	211,481	$1.17	$297,035	222,968	$1.33

			Per			Per
Basic earnings per share of common stock:			Share			Share
Continuing operations			$1.21			$1.37
Discontinued operations			(0.03)			(0.01)
Net income			$1.18			$1.35

Diluted earnings per share of common stock:			Per			Per
			Share			Share
Continuing operations			$1.20			$1.35
Discontinued operations			(0.03)			(0.01)
Net income			$1.17			$1.33

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

In accordance with SFAS No. 128, Earnings per Share, approximately 2.0 million and 372,000 common stock equivalent shares for the three months ended June 30, 2008 and 2007, respectively, and 1.9 million and 326,000 common stock equivalent shares for the six months ended June 30, 2008 and 2007, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was anti-dilutive.

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

Mail Services: Includes presort mail services and our international mail services.

Marketing Services: Includes our direct marketing services for targeted customers; web-tools for the customization of promotional mail and marketing collateral; and other marketing consulting services.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Revenue and EBIT by business segment for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
U.S. Mailing	$550,849	$638,045	$1,103,434	$1,218,048
International Mailing	302,085	252,390	610,418	510,240
Production Mail	149,400	145,235	284,804	274,536
Software	102,250	82,821	201,913	121,372
Mailstream Solutions	1,104,584	1,118,491	2,200,569	2,124,196

Management Services	300,454	275,052	603,089	547,711
Mail Services	134,764	109,455	260,186	210,057
Marketing Services	48,284	40,036	98,199	75,307
Mailstream Services	483,502	424,543	961,474	833,075

Total revenue	$1,588,086	$1,543,034	$3,162,043	$2,957,271

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
EBIT: (1)
U.S. Mailing	$220,526	$263,729	$444,481	$508,147
International Mailing	51,462	36,621	101,397	82,887
Production Mail	15,350	18,702	23,933	25,585
Software	6,317	8,617	12,795	11,874
Mailstream Solutions	293,655	327,669	582,606	628,493

Management Services	18,230	16,005	36,867	36,789
Mail Services	15,980	10,961	34,369	22,770
Marketing Services	3,527	619	5,279	1,139
Mailstream Services	37,737	27,585	76,515	60,698

Total EBIT	331,392	355,254	659,121	689,191

Unallocated amounts:
Interest, net	(54,127)	(62,541)	(112,904)	(119,268)
Corporate expense	(51,928)	(52,748)	(100,507)	(98,922)
Restructuring charges and asset
impairments	(18,815)	-	(35,908)	-
Income from continuing operations before
income taxes and preferred dividends	$206,522	$239,965	$409,802	$471,001

(1)   EBIT excludes general corporate expenses, restructuring charges, and asset impairments.

8.       Inventories

Inventories are composed of the following:

	June 30,	December 31,
	2008	2007
Raw materials and work in process	$94,338	$87,053
Supplies and service parts	67,955	52,895
Finished products	51,817	58,014
Total	$214,110	$197,962

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

9.       Fixed Assets

	June 30,	December 31,
	2008	2007
Property, plant and equipment	$1,968,093	$1,877,893
Accumulated depreciation	(1,358,013)	(1,249,975)
Property, plant and equipment, net	$610,080	$627,918

Rental property and equipment	$1,118,560	$1,189,675
Accumulated depreciation	(688,305)	(753,748)
Rental property and equipment, net	$430,255	$435,927

Depreciation expense was $78.5 million and $80.2 million for the three months ended June 30, 2008 and 2007, respectively. Depreciation expense was $158.9 million and $158.3 million for the six months ended June 30, 2008 and 2007, respectively.

10.       Intangible Assets and Goodwill

Intangible assets are composed of the following:

	June 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	$450,949	$(146,238)	$304,711	$427,487	$(119,652)	$307,835
Supplier relationships	29,000	(8,942)	20,058	29,000	(7,492)	21,508
Software & technology	169,079	(68,583)	100,496	176,558	(65,032)	111,526
Trademarks & trade names	23,369	(10,334)	13,035	32,661	(17,202)	15,459
Non-compete agreements	2,439	(1,334)	1,105	5,491	(4,631)	860
Total intangible assets	$674,836	$(235,431)	$439,405	$671,197	$(214,009)	$457,188

Amortization expense for intangible assets for the three months ended June 30, 2008 and 2007 was $17.9 million and $17.4 million, respectively. Amortization expense for intangible assets for the six months ended June 30, 2008 and 2007 was $35.0 million and $30.6 million, respectively. The estimated future amortization expense related to intangible assets is as follows:

Amount
Remaining for year ended December 31, 2008	$34,000
Year ended December 31, 2009	69,000
Year ended December 31, 2010	62,000
Year ended December 31, 2011	56,000
Year ended December 31, 2012	46,000
Thereafter	172,405
Total	$439,405

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2008 are as follows:

	Balance at	Acquired		Balance at
	December 31,	during the		June 30,
	2007 (1)	period	Other (2)	2008

U.S. Mailing	$131,807	$3,580	$1,480	$136,867
International Mailing	403,828	7,579	26,892	438,299
Production Mail	137,855	-	3,800	141,655
Software	669,436	-	6,181	675,617
Mailstream Solutions	1,342,926	11,159	38,353	1,392,438

Management Services	461,589	-	5,936	467,525
Mail Services	227,163	33,611	899	261,673
Marketing Services	268,180	-	3,413	271,593
Mailstream Services	956,932	33,611	10,248	1,000,791

Total	$2,299,858	$44,770	$48,601	$2,393,229

(1) We have reclassified prior year amounts to conform to the current year presentation.
(2) “Other” includes post closing acquisition and foreign currency translation adjustments.

11.       Long-term Debt

On March 4, 2008, we issued $250 million of 10 year fixed rate notes with a coupon rate of 5.60% . The interest is paid semi-annually beginning September 2008. The notes mature on March 15, 2018. We simultaneously entered into two interest rate swaps for a total notional amount of $250 million to convert the fixed rate notes to a floating rate obligation bearing interest at 6 month LIBOR plus 111.5 basis points. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper and repurchase of our stock. See Note 16 “Fair Value Measurements” for further detail on the interest rate swaps.

As of June 30, 2008, we had $350 million available under an existing shelf registration statement filed in February 2005 with the SEC. This shelf registration statement is set to expire on December 1, 2008. In anticipation of this expiration, we filed a “Well-known Seasoned Issuer” registration statement with the SEC on June 18 permitting the issuance of debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

12.       Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$128,509	$152,239	$247,612	$297,035
Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	1,413	59,539	38,113	70,304
Amortization of retiree benefit costs	3,562	5,191	7,131	10,283
Net unrealized loss on investment securities	(284)	-	(75)	-
Net unrealized gain (loss) on derivatives	(225)	(727)	803	(2,613)
Comprehensive income	$132,975	$216,242	$293,584	$375,009

(1) Includes a net deferred translation loss of $0.3 million and a net gain of $8.9 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, a net gain of $10.0 million and $13.0 million, respectively, was recorded. These amounts are associated with inter-company loans denominated in a foreign currency that have been designated as a hedge of net investment.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

13.       Restructuring Charges

Pre-tax restructuring reserves at June 30, 2008 are composed of the following:

	Balance at				Balance at
	December 31,	Restructuring	Cash	Non-cash	June 30,
	2007	charges	payments	charges	2008

Severance and benefit costs	$81,251	$29,877	$(33,814)	$-	$77,314
Asset impairments	-	682	-	(682)	-
Other exit costs	5,795	5,349	(1,949)	-	9,195
Total	$87,046	$35,908	$(35,763)	$(682)	$86,509

We recorded pre-tax restructuring charges and asset impairments of $35.9 million in the six months ended June 30, 2008. These charges primarily relate to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. As a result of this program, we have targeted a net reduction of about 1,500 positions. About half of these reductions will be outside the U.S. As of June 30, 2008, 964 terminations have occurred under this program. We expect to incur approximately $50 million of restructuring charges in 2008 associated with actions identified to date; however, we continue to evaluate additional actions in conjunction with this program. We expect to complete the majority of this program by the end of 2008. The majority of the liability at June 30, 2008 is expected to be paid by mid-2009 from cash generated from operations.

14.       Pensions and Other Benefit Programs

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended June 30, 2008 and 2007 are as follows:

	United States		Foreign
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Service cost	$6,952	$7,076	$2,887	$3,152
Interest cost	24,133	23,058	7,748	6,799
Expected return on plan assets	(33,196)	(31,335)	(9,748)	(9,082)
Amortization of transition cost (credit)	-	-	32	(165)
Amortization of prior service cost (credit)	(647)	(531)	170	161
Amortization of net loss	4,883	6,882	1,055	1,803
Settlement/curtailment	-	-	-	173
Net periodic benefit cost	$2,125	$5,150	$2,144	$2,841

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The components of net periodic benefit cost for defined benefit pension plans for the six months ended June 30, 2008 and 2007 are as follows:

	United States		Foreign
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$13,904	$14,151	$5,578	$6,258
Interest cost	48,266	46,111	15,479	13,516
Expected return on plan assets	(66,392)	(62,664)	(19,502)	(18,073)
Amortization of transition cost (credit)	-	-	64	(324)
Amortization of prior service cost (credit)	(1,294)	(1,062)	340	321
Amortization of net loss	9,766	13,763	2,114	3,606
Settlement/curtailment	-	-	-	345
Net periodic benefit cost	$4,250	$10,299	$4,073	$5,649

As we previously disclosed in our Consolidated Financial Statements for the year ended December 31, 2007, we expect to contribute up to $10 million to each of our U.S. and foreign pension plans during 2008. At June 30, 2008, $2.2 million and $4.5 million of contributions have been made to the U.S. and foreign pension plans, respectively.

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$892	$837	$1,784	$1,669
Interest cost	3,459	3,618	6,915	7,230
Amortization of prior service credit	(618)	(457)	(1,236)	(915)
Amortization of net loss	738	714	1,477	1,423
Net periodic benefit cost	$4,471	$4,712	$8,940	$9,407

For the three months ended June 30, 2008 and 2007, we made $8.3 million and $6.9 million of contributions representing benefit payments, respectively. Contributions for benefit payments were $17.1 million and $15.7 million for the six months ended June 30, 2008 and 2007, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

15.       Income Taxes

The effective tax rate for the three months ended June 30, 2008 and 2007 was 34.1% and 34.0%, respectively. The effective tax rate for the six months ended June 30, 2008 and 2007 was 35.6% and 34.2%, respectively. The increase in the year-to-date tax rate is principally due to an additional tax accrual of $6.5 million in the first quarter of 2008 associated with lease refunds in the U.K. and Ireland.

Tax authorities continually examine our tax filings. On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will increase or decrease in the next 12 months, but we expect this change to be less than 5% of our unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. We recorded $6.7 million and $3.1 million during the six months ended June 30, 2008 and 2007, respectively, in interest and penalties and this amount was included in discontinued operations. We had $120.3 million and $113.6 million accrued for the payment of interest and penalties at June 30, 2008 and December 31, 2007, respectively.

We estimate the IRS will complete its current examination of tax years 2001-2004 in 2008 or 2009. In connection with the 2001-2004 audit, we are currently disputing a formal request from the IRS in the form of a civil summons to provide certain company workpapers. We believe that certain documents being sought should not be produced because they are privileged. In a similar case, the U.S. District Court in Rhode Island ruled that certain company workpapers were privileged. The IRS has appealed that decision. Also in connection with the 2001-2004 audits, we have recently entered into a settlement with the IRS regarding the tax treatment of certain lease transactions related to the Capital Services business that we sold in 2006. Prior to 2007, we accrued and paid the IRS the additional tax and interest associated with this settlement. A variety of post-1999 tax years remain subject to examination by other tax authorities, including the U.K., Canada, Germany and various U.S. states. We have accrued our best estimate of the probable tax, interest and penalties that may result from these tax uncertainties in these and other jurisdictions. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flows.

16.       Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. SFAS 157 emphasizes that an entity’s valuation technique for measuring fair value should maximize observable inputs and minimize unobservable inputs. We use the market approach for recurring fair value measurements and the valuation techniques use inputs that are observable in the marketplace.

FAS 157 established a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy as defined by FAS 157 are as follows:

           Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities. Examples of Level 1 assets include money market securities and U.S. Treasury securities.

          Level 2 – Observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities; quoted prices in markets that trade infrequently; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Examples of Level 2 assets and liabilities include derivative contracts whose values are determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable market data, mortgage-backed securities, asset backed securities, U.S. agency securities, and corporate notes and bonds.

           Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability. These inputs may be derived with internally developed methodologies that result in management’s best estimate of fair value. During the six months ended June 30, 2008, we had no level 3 recurring measurements.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following table shows by level within the fair value hierarchy our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2008. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Recurring Fair Value Measurements At June 30, 2008 By Level
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$189.5	$-	$-	$189.5
U.S. Government and agency
issued debt	23.9	12.4	-	36.3
Corporate notes and bonds	-	4.8	-	4.8
Asset backed securities	-	7.2	-	7.2
Mortgage-backed securities	-	18.9	-	18.9
Total assets:	$213.4	$43.3	$-	$256.7
Liabilities:
Derivatives	$-	$(4.5)	$-	$(4.5)

Investment Securities

The following information relates to our classification into the fair value hierarchy:

          • Money market funds: Money market funds typically invest in government securities, certificates of deposit, commercial paper of companies and other highly liquid and low-risk securities. Money market funds are used for overnight deposits and are classified in Level 1 of the fair value hierarchy.

          • U.S. Government Issued Debts: U.S. Governmental securities are valued using quoted market prices. Valuation adjustments are not applied so these securities are classified in Level 1 of the fair value hierarchy.

          • U.S. Agency Issued Debt: Non-callable agency issued debt securities are generally valued using quoted market prices. To the extent that the securities are actively traded, they are categorized in Level 1 of the fair value hierarchy. Callable agency issued debt securities are valued through benchmarking model derived prices to quoted market prices and trade data for identical or comparable securities. Callable agency issued debt securities are categorized in Level 2 of the fair value hierarchy.

          • Corporate Notes and Bonds: The fair value of corporate securities is estimated using recently executed transactions, market price quotations where observable, or bond spreads. The spread data used are for the same maturity as the security. These securities are classified in Level 2 of the fair value hierarchy.

          • Asset Backed Securities (“ABS”) and Mortgage-Backed Securities (“MBS”): These securities are valued based on external price/spread data. When external price data is not observable, the valuations are based on prices of comparable bonds. Valuation levels of ABS and MBS indices are used as an additional data point for benchmarking purposes. When external prices or inputs are observable, asset backed securities and mortgage-backed securities are classified as Level 2 of the fair value hierarchy.

Investment securities are primarily composed of investments by The Pitney Bowes Bank (PBB). PBB, our wholly-owned subsidiary, is a Utah-chartered Industrial Loan Company (ILC). The bank’s investments at June 30, 2008 were $202.3 million. We reported these investments in the Condensed Consolidated Balance Sheet as cash and cash equivalents of $138.1 million, short-term investments of $22.7 million and long-term investments of $41.5 million.

We have no investments either directly or indirectly in the sub-prime mortgage market. All mortgage-backed securities in our portfolio are either Treasury or U.S. Agency guaranteed.

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

Interest Rate Swaps

Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in income. In April 2003, we entered into an interest rate swap for an aggregate notional amount of $350 million. The interest rate swap effectively converted the fixed rate of 4.75% on $350 million of our notes, due 2018, into variable interest rates. The variable rates payable by us are based on six month LIBOR less a spread of 22.8 basis points. At June 30, 2008 and December 31, 2007, the fair value of the derivative was an asset of $3.6 million and $6.8 million, respectively. Long-term debt was increased by $3.6 million and $6.8 million at June 30, 2008 and December 31, 2007, respectively.

In March 2008, we entered into two interest rate swaps for an aggregate notional amount of $250 million to effectively convert the fixed rate of 5.60% on $250 million of our notes, due 2018, into variable interest rates. The variable rates payable by us are based on six month LIBOR plus 111.5 basis points. At June 30, 2008, the fair value of the derivatives was a liability of $8.6 million. Long-term debt was reduced by $8.6 million at June 30, 2008.

Foreign Exchange Contracts

We enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on inter-company loans and related interest that are denominated in a foreign currency. The revaluation of the short-term inter-company loans and interest and the mark-to-market on the derivatives are both recorded to income. At June 30, 2008, we had 16 outstanding foreign exchange contracts to buy or sell various currencies with an asset value of $0.7 million. The contracts will expire by December 23, 2008. At December 31, 2007, the asset value of these derivatives was $1.9 million.

We also enter into foreign currency exchange contracts arising from the anticipated purchase of inventory between affiliates. These contracts are designed as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in other comprehensive income in the period that the change in fair value occurs and is reclassified to income in the same period that the hedged item is recorded in income. At June 30, 2008, we had 18 outstanding contracts with a notional amount of $31.0 million associated with these anticipated transactions and a derivative liability of $0.9 million. We had no outstanding contracts at December 31, 2007.

17.       Commitment and Contingencies

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

Imagitas, Inc., Drivers’ Privacy Protection Act Litigation, MDL Docket No. 1828 (United States District Court, Middle District of Florida). On April 9, 2008, the court granted Imagitas’ motion for summary judgment in one of the consolidated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). On July 30, 2008, the court issued a final judgment on the Rine litigation and stayed all of the other cases filed against Imagitas

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

pending an appellate decision on the Rine litigation. As a result of the Court’s final judgment in Rine, the time for the plaintiffs to appeal begins, and the Company expects the plaintiffs to file an appeal.

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

18.       Guarantees

We apply FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to our agreements that contain guarantees or indemnifications. As part of the sale of the Capital Services business in the second quarter of 2006, we indemnified the buyer for certain guarantees by posting letters of credit at the date of sale. At June 30, 2008, the outstanding balance of these guarantees was $4.3 million.

We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our best estimate of probable liability for product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, our product warranty liability at June 30, 2008 and December 31, 2007, respectively, was not material.

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

Overview

For the second quarter, revenue grew 3% over the prior year. Excluding acquisitions and foreign currency translation which contributed 4% and 3%, respectively, revenue was down 4%. Strong growth in Mail Services, International Mailing, and Marketing Services contributed to this growth. As anticipated, this growth was partially offset by lower revenue at U.S. Mailing due to the timing of revenue as a result of the postal rate case in the first half of 2007, the wind-down of meter migration, and challenging economic conditions.

Income from continuing operations for the second quarter of 2008 was $131.3 million or $0.63 per diluted share as compared with $0.69 earnings per diluted share in the second quarter of 2007. Income from continuing operations in the second quarter of 2008 included restructuring charges and asset impairments of 6 cents per diluted share. Income from continuing operations in the second quarter of 2007 was reduced approximately 2 cents per diluted share due to the purchase accounting alignment for MapInfo.

At the end of the quarter, we concluded our evaluation of the strategic alternatives for our U.S. Management Services business and decided to retain this business. During the review, we identified and began to execute actions to enhance the profitability and long-term performance of this business. We have already begun to see the benefits of these actions reflected in the operation’s improving profitability.

See “Results of Operations – Second Quarter of 2008 Compared to Second Quarter of 2007” for a more detailed discussion of our results of operations.

Outlook

Given the difficult comparisons to last year and the challenging economic environment, we are pleased with the operational and financial results of the business for the first half of 2008. We continue to experience ongoing global demand for a wide range of our solutions and services.

We remain confident in our ability to deliver innovation, growth, and value in 2008 and beyond. We will continue to execute our transition initiatives that we began in the fourth quarter of 2007. We anticipate that the restructuring and asset impairment charges in 2008 in conjunction with these transition initiatives will be in the range of $50 to $100 million. We will continue to focus on operational efficiency, cash flow and expense management. We remain committed to our target to achieve $150 million in pre-tax benefits in 2009.

We expect our mix of revenue to continue to change, with a greater percentage of the revenue coming from diversified revenue streams associated with fully featured smaller systems and a smaller percentage from larger system sales. In addition, we continue to expect a greater percentage of revenue growth from our Software, International Mailing and Mail Services segments. We expect to derive further synergies from our recent acquisitions, to remain focused on enhancing our productivity, and to allocate capital in order to optimize our returns.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Second Quarter of 2008 compared to Second Quarter of 2007

Business segment results

The following table shows revenue and earnings before interest and taxes (“EBIT”) by segment for the three months ended June 30, 2008 and 2007. Prior year results have been reclassified to conform to the current year presentation. Refer to Note 7 to our Condensed Consolidated Financial Statements for further detail on these changes.

(Dollars in thousands)	Revenue				EBIT (1)
	Three Months Ended June 30,				Three Months Ended June 30,
	2008	2007	% change		2008	2007	% change
U.S. Mailing	$550,849	$638,045	(14)%		$220,526	$263,729	(16)%
International Mailing	302,085	252,390	20%		51,462	36,621	41%
Production Mail	149,400	145,235	3%		15,350	18,702	(18)%
Software	102,250	82,821	23%		6,317	8,617	(27)%
Mailstream Solutions	1,104,584	1,118,491	(1	) %	293,655	327,669	(10)%

Management Services	300,454	275,052	9%		18,230	16,005	14%
Mail Services	134,764	109,455	23%		15,980	10,961	46%
Marketing Services	48,284	40,036	21%		3,527	619	470%
Mailstream Services	$483,502	$424,543	14%		$37,737	$27,585	37%

Total	$1,588,086	$1,543,034	3%		$331,392	$355,254	(7)%

(1) See reconciliation of segment amounts to Income from continuing operations before income taxes and preferred dividends in Note 7 to the Condensed Consolidated Financial Statements.

During the second quarter of 2008, Mailstream Solutions revenue decreased 1% and EBIT decreased 10% compared with the prior year. U.S. Mailing’s revenue decreased 14% primarily due to lower placements of mailing equipment compared with the prior year due to the postal rate case in the second quarter of last year, which stimulated incremental sales during the period; the wind-down of meter migration, and current weak economic conditions. U.S. Mailing’s EBIT decreased 16% principally due to the lower revenue growth and the mix of business compared to last year, which included the sale of higher margin mailing equipment upgrade kits that enabled mailers to comply with the change in postage rates. Revenue continues to be adversely affected by the on-going changing mix to more fully featured smaller systems. International Mailing’s revenue grew by 20%, partly driven by foreign currency translation of 12% and acquisitions of 1%. International Mailing’s EBIT increased 41%. Higher rental revenue and increased sales of supplies in France, and continued improving trends in the U.K. and Norway contributed to the revenue growth. International Mailing’s EBIT was positively affected by the settlement of a legal matter of $7.5 million and an improving cost structure both in Europe. Revenue for Production Mail grew by 3% driven by foreign currency translation of 5%. Revenue growth from higher equipment placements in the U.K. and France was offset by lower equipment sales in the U.S. Production Mail’s EBIT decreased 18% driven by the favorable net legal recoveries last year in Europe of approximately $3 million and the higher geographic mix of business outside the U.S. Software’s revenue grew by 23% driven partly by acquisitions in 2007, which contributed 16%, and foreign currency translation of 4%. Software sales increased outside of the U.S., but declined within the U.S. as a result of the economic uncertainty, which resulted in some large enterprise accounts deferring their purchase decisions. Software’s EBIT decreased by 27% primarily due to timing of operating costs associated with the acquisition of MapInfo, product mix, and investments in sales, marketing, and research and development as the business expands globally.

During the second quarter of 2008, Mailstream Services revenue grew 14% and EBIT grew 37% compared with the prior year. The Management Services segment reported a revenue increase of 9%. Acquisitions and foreign currency translation contributed 9% and 3% to this growth, respectively. Management Services EBIT increased by 14%. EBIT margins benefited from improvements in the U.S. where we focused on reducing costs, particularly through several on-site productivity initiatives, but the benefit was partially offset by operating costs associated with our acquisition in France. The segment’s revenue and EBIT were also affected by lower transaction volumes for some financial services customers. Mail Services revenue grew 23%. Continued growth in presort and international mail services contributed 15% and acquisitions contributed 8% to this revenue growth. Mail Services EBIT grew by 46% to $16.0 million as a result of operating leverage from the increase in mail volume processed and increased operating efficiencies. Marketing Services revenue grew 21% and EBIT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increased by $2.9 million. The segments results benefited from continued expansion of our marketing services programs. Acquisitions added 11% to the revenue growth. The segment’s EBIT improved $2.0 million versus the prior year as a result of our phased exit from the motor vehicle registration services program.

Revenue by source

The following table shows revenue by source for the three months ended June 30, 2008 and 2007:

(Dollars in thousands)	Three Months Ended June 30,
	2008	2007	% change

Equipment sales	$311,650	$360,361	(14)%
Supplies	101,286	96,398	5%
Software	109,120	88,242	24%
Rentals	185,855	180,911	3%
Financing	197,263	194,837	1%
Support services	194,955	192,773	1%
Business services	487,957	429,512	14%
Total revenue	$1,588,086	$1,543,034	3%

Equipment sales revenue decreased 14% compared to the prior year. Sales of equipment in U.S. Mailing were lower primarily due to the postal rate case in the second quarter of last year, which stimulated incremental sales during that period; lower benefits from meter migration, and weak economic conditions which resulted in an overall unfavorable impact on equipment sales of 19%. Foreign currency translation had a favorable impact of 4%.

Supplies revenue increased by 5% from the prior year, principally due to foreign currency translation.

Software revenue increased by 24% compared to the prior year. The revenue growth was primarily driven by acquisitions of 15%, foreign currency translation of 4%, and higher demand for our products outside of the U.S.

Rentals revenue increased 3% from the prior year principally due to foreign currency translation.

Financing revenue increased 1% mainly due to foreign currency translation of 2% partially offset by lower revenue due to the reduction in equipment leasing volumes.

Support services revenue increased 1% from the prior year. A favorable impact from foreign currency translation of 4% was principally offset by the adverse impact on support services revenue of customers down-sizing their equipment.

Business services revenue increased 14% from the prior year. This growth was driven by higher revenue in mail and marketing services but was partly offset by lower transaction volumes in our management services business. Acquisitions and foreign currency translation contributed 9% and 2%, respectively, to this growth.

Costs and expenses

(Dollars in thousands)	Three Months Ended June 30,
	2008	2007

Cost of equipment sales	$166,282	$168,958
Cost of supplies	$26,419	$24,725
Cost of software	$26,453	$21,076
Cost of rentals	$39,671	$43,261
Cost of support services	$115,931	$107,317
Cost of business services	$383,009	$339,972
Selling, general and administrative	$497,689	$488,115
Research and development	$53,168	$47,104

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of equipment sales increased as a percentage of revenue to 53.4% in the second quarter of 2008 compared with 46.9% in the prior year, primarily due to the prior year high margin equipment sales related to shape-based pricing.

Cost of supplies as a percentage of revenue increased to 26.1% in the second quarter of 2008 compared with 25.6% in the prior year, primarily due to the increase of lower margin international sales.

Cost of software as a percentage of revenue increased to 24.2% in the second quarter of 2008 compared with 23.9% in the prior year primarily due to a change in the mix of business.

Cost of rentals as a percentage of revenue decreased to 21.3% in the second quarter of 2008 compared with 23.9% in the prior year primarily due to lower depreciation costs related to the transition of our product line.

Cost of support services as a percentage of revenue increased to 59.5% compared with 55.7% in the prior year primarily due to higher fuel costs worldwide for our direct sales and service teams.

Cost of business services as a percentage of revenue was 78.5% for the second quarter of 2008 compared to 79.2% for the prior year. The successful integration of new sites and productivity improvements at our Mail Services operations were partially offset by higher costs associated with our acquisition in our Management Services operations.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue decreased to 31.3% in the second quarter of 2008 compared with 31.6% in the prior year. This was largely due to the settlement of a legal matter in Europe in 2008 combined with the positive impacts from our transition initiatives. These favorable impacts were offset by higher credit loss expense in the U.S., the net legal recoveries in Europe in 2007, lower organic revenue growth, and a shift in the mix of our businesses.

Research and development (“R&D”) expenses increased $6.1 million from the prior year as we continue to invest in developing new technologies and enhancing our products. R&D expenses as a percentage of sales increased to 3.3% in the second quarter of 2008 from 3.1% in the second quarter of 2007.

Restructuring

Pre-tax restructuring reserves at June 30, 2008 are composed of the following:

	Balance at				Balance at
	March 31,	Restructuring	Cash	Non-cash	June 30,
(Dollars in thousands)	2008	charges	payments	charges	2008

Severance and benefit costs	$84,228	$15,293	$(22,207)	$-	$77,314
Asset impairments	-	145	-	(145)	-
Other exit costs	7,521	3,377	(1,703)	-	9,195
Total	$91,749	$18,815	$(23,910)	$(145)	$86,509

We recorded pre-tax restructuring charges and asset impairments of $18.8 million in the three months ended June 30, 2008. These charges relate primarily to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. As a result of this program, we have targeted a net reduction of about 1,500 positions. About half of these reductions will be outside the U.S. During the second quarter of 2008, 449 terminations have occurred under this program. We expect to incur approximately $50 million of restructuring charges in 2008 associated with actions identified to date; however, we continue to evaluate additional actions in conjunction with this program. We expect to complete the majority of this program by the end of 2008. The majority of the liability at June 30, 2008 is expected to be paid by mid-2009 from cash generated from operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest expense

Interest expense for the three months ended June 30, 2008 and 2007:

(Dollars in thousands)	Three Months Ended June 30,
	2008	2007	% change

Interest expense, net	$54,127	$62,541	(13)%

Net interest expense decreased by $8.4 million or 13% in the second quarter of 2008 compared with the prior year. Interest expense for 2008 was impacted principally by a decrease in our average interest rate of 81 basis points, as a result of lower floating rates.

Income taxes

The effective tax rate for the second quarter of 2008 was 34.1% compared with 34.0% in the prior year.

Minority interest (preferred stock dividends of subsidiaries)

The following table details dividends paid to preferred stockholders for the three months ended June 30, 2008 and 2007:

(Dollars in thousands)	Three Months Ended June 30,
	2008	2007

Preferred stock dividends of subsidiaries	$4,796	$4,796

Discontinued operations

The following table details the components of discontinued operations for the three months ended June 30, 2008 and 2007:

(Dollars in thousands)	Three Months Ended June 30,
	2008	2007

Net loss from discontinued operations, net of tax	$2,831	$1,342

Net loss for the three months ended June 30, 2008 and 2007 relates to the accrual of interest on uncertain tax positions.

Results of Operations – Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Revenue by source

(Dollars in thousands)	Six Months Ended June 30,
	2008	2007	% change

Equipment sales	$614,363	$653,971	(6)%
Supplies	208,886	196,700	6%
Software	214,525	131,324	63%
Rentals	370,808	368,981	-%
Financing	396,202	385,417	3%
Support services	386,480	379,077	2%
Business services	970,779	841,801	15%
Total revenue	$3,162,043	$2,957,271	7%

Equipment sales revenue decreased 6% compared to the prior year. Lower sales of equipment in U.S. Mailing were primarily due to the timing of revenue due to the postal rate case in the first half of 2007, which stimulated incremental sales during that period; the wind-down of meter migration, and weak economic conditions which resulted in an overall unfavorable impact on equipment sales of 13%. International revenue increased, principally due to the postal rate change in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the first quarter of 2008 in France, combined with higher equipment placements in the U.K., Norway and Asia. Foreign currency translation contributed a favorable impact of 5%.

Supplies revenue increased by 6% from the prior year. This increase was primarily driven by continued revenue growth in Europe as our customers continued migration to digital technology. Foreign currency translation contributed 4%.

Software revenue increased by 63% from the prior year primarily driven by acquisitions which contributed 41%, strong world-wide demand for our location intelligence and customer communication software solutions which contributed 17%, and foreign currency translation which contributed 5%.

Rentals revenue remained flat from the prior year. Favorable foreign currency translation of 3% was offset by lower revenue as our customers in the U.S. and Europe continue to downsize to smaller machines.

Financing revenue increased 3% primarily due to foreign currency translation of 2%.

Support services revenue increased 2% from the prior year. The favorable impact of foreign currency translation of 4% was partly offset by the adverse impact on support services revenue of customers down-sizing their equipment.

Business services revenue increased 15% from the prior year. This growth was driven by higher revenue in Mail Services and Marketing Services partly offset by lower transaction volumes for Management Services. Acquisitions and foreign currency translation contributed 8% and 2%, respectively, to this growth.

Costs and expenses

(Dollars in thousands)	Six Months Ended June 30,
	2008	2007

Cost of equipment sales	$327,395	$317,214
Cost of supplies	$54,291	$50,848
Cost of software	$54,190	$32,624
Cost of rentals	$77,975	$85,682
Cost of support services	$229,926	$212,821
Cost of business services	$762,300	$663,623
Selling, general and administrative	$994,184	$913,517
Research and development	$103,168	$90,673

Cost of equipment sales as a percentage of revenue was 53.3% in the first six months of 2008 compared with 48.5% in the prior year, primarily due to the decrease in mix of higher margin equipment sales in the U.S.

Cost of supplies as a percentage of revenue increased slightly to 26.0% in the first six months of 2008 compared with 25.9% in the prior year.

Cost of software as a percentage of revenue increased to 25.3% in the first six months of 2008 compared with 24.8% in the prior year primarily due to a change in the mix of business.

Cost of rentals as a percentage of revenue decreased to 21.0% in the first six months of 2008 compared with 23.2% in the prior year primarily due to lower depreciation costs related to the transition of our product line.

Cost of support services as a percentage of revenue increased to 59.5% compared with 56.1% in the prior year primarily due to higher fuel costs worldwide for direct sales and service teams.

Cost of business services as a percentage of revenue was 78.5% for the six months of 2008 compared to 78.8% for the prior year. The successful integration of new sites and productivity improvements at our Mail Services operations was partially offset by higher costs associated with the acquisition in our Management Services operations.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue increased to 31.4% in the first six months of 2008 compared with 30.9% in the prior year. This was largely due to lower organic revenue growth, a shift in the mix of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

our businesses, and higher credit loss expense in the U.S. Software, which is becoming a larger portion of our overall business, has a relatively higher SG&A expense ratio.

Research and development expenses increased $12.5 million from the prior year as we continue to invest in developing new technologies, enhancing our products, and the acquisition of MapInfo. Research and development expenses as a percentage of sales increased to 3.3% in the first six months of 2008 from 3.1% in 2007.

Restructuring

Pre-tax restructuring reserves at June 30, 2008 are composed of the following:

	Balance at				Balance at
	December 31,	Restructuring	Cash	Non-cash	June 30,
(Dollars in thousands)	2007	charges	payments	charges	2008

Severance and benefit costs	$81,251	$29,877	$(33,814)	$-	$77,314
Asset impairments	-	682	-	(682)	-
Other exit costs	5,795	5,349	(1,949)	-	9,195
Total	$87,046	$35,908	$(35,763)	$(682)	$86,509

We recorded pre-tax restructuring charges and asset impairments of $35.9 million in the six months ended June 30, 2008. These charges relate primarily to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. As a result of this program, we have targeted a net reduction of about 1,500 positions. About half of these reductions will be outside the U.S. During the first six months of 2008, 964 terminations have occurred under this program. We expect to incur approximately $50 million of restructuring charges in 2008 associated with actions identified to date; however, we continue to evaluate additional actions in conjunction with this program. We expect to complete the majority of this program by the end of 2008. The majority of the liability at June 30, 2008 is expected to be paid by mid-2009 from cash generated from operations.

Net interest expense

Interest expense for the six months ended June 30, 2008 and 2007:

(Dollars in thousands)	Six Months Ended June 30,
	2008	2007	% change

Interest expense, net	$112,904	$119,268	(5)%

Net interest expense decreased by $6.4 million or 5% in the six months ended June 30, 2008 compared with the prior year. Interest expense of $0.6 million was recognized as a result of unwinding an interest rate swap associated with mortgage debt assumed with the acquisition of MapInfo Corporation because the mortgage debt was paid off in the first quarter of 2008. Interest expense for 2008 was impacted by higher average borrowings of $395 million but was offset by a decrease in our average interest rate of 48 basis points, as a result of lower floating rates.

Income taxes

The effective tax rate for the first six months of 2008 was 35.6% compared with 34.2% in the prior year. The higher effective tax rate principally resulted from an additional tax accrual of $6.5 million associated with lease refunds in the U.K. and Ireland.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Minority interest (preferred stock dividends of subsidiaries)

The following table details dividends paid to preferred stockholders for the six months ended June 30, 2008 and 2007:

(Dollars in thousands)	Six Months Ended June 30,
	2008	2007

Preferred stock dividends of subsidiaries	$9,594	$9,542

Discontinued operations

The following table details the components of discontinued operations for the six months ended June 30, 2008 and 2007:

(Dollars in thousands)	Six Months Ended June 30,
	2008	2007

Net loss from discontinued operations, net of tax	$6,663	$3,130

Net loss for the six months ended June 30, 2008 and 2007 relates to the accrual of interest on uncertain tax positions.

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

Cash Flow Summary

The change in cash and cash equivalents is as follows:

(Dollars in thousands)	Six Months Ended June 30,
	2008	2007

Cash provided by operating activities	$460,854	$406,976
Cash used in investing activities	(134,603)	(635,675)
Cash (used in) provided by financing activities	(276,846)	238,631
Effect of exchange rate changes on cash	2,831	2,933
Increase in cash and cash equivalents	$52,236	$12,865

2008 Cash Flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The net increase in our current and non-current income taxes contributed $48.8 million to cash from operations resulting from the timing of tax payments. A decrease in our internal finance receivables of $52.2 million and an increase in advance billings of $49.1 million also contributed to the increase in operating cash flow. The decrease in accounts payable and accrued liabilities of $85.2 million, primarily due to the payment of year-end incentive compensation and commissions partially offset by additional restructuring reserves, and an increase in inventory of $12.3 million, partly due to the required build of new fully digital, networked, and remotely-downloadable equipment, reduced our cash flow from operations. The increase in accounts receivable of $26.7 million resulted from acquisitions, the timing of billings, as sales at the end of June were higher than at the end of March, and the timing of collections.

Net cash used in investing activities consisted principally of capital expenditures of $115.3 million combined with acquisitions of $68.5 million partially offset by increased reserve account balances for customer deposits of $18.5 million and a reduction in short-term investments of $28.2 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash used in financing activities consisted primarily of dividends paid to stockholders of $146.7 million and stock repurchases of $272.4 million, partially offset by proceeds from issuance of stock of $11.5 million and a net increase in notes payable and long-term obligations of $130.8 million.

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

Capital Expenditures

During the first six months of 2008, capital expenditures included $58.2 million in net additions to property, plant and equipment and $57.1 million in net additions to rental equipment and related inventories compared with $62.3 million and $66.1 million, respectively, in the same period in 2007.

Financings and Capitalization

We have a commercial paper program that is a significant source of liquidity. As of June 30, 2008, we had $510 million of outstanding commercial paper issuances and an unused credit facility of $1.5 billion which supports commercial paper issuances.

As of June 30, 2008, we had $350 million available under an existing shelf registration statement filed in February 2005 with the SEC. This shelf registration statement is set to expire on December 1, 2008. In anticipation of this expiration, we filed a “Well-known Seasoned Issuer” registration statement with the SEC on June 18 permitting the issuance of debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

On March 4, 2008, we issued $250 million of 10 year fixed rate notes with a coupon rate of 5.60% . The interest is paid semi-annually beginning September 2008. The notes mature on March 15, 2018. We simultaneously entered into two interest rate swaps for a total notional amount of $250 million to convert the fixed rate debt to a floating rate obligation bearing interest at 6 month LIBOR plus 111.5 basis points. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper and repurchase of our stock.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141(R) requires fair value measurements at the date of acquisition, with limited exceptions specified in the Statement. Some of the major impacts of this new standard include expense recognition for transaction costs and restructuring costs. FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting this Statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. SFAS 160 requires changes in ownership interest that do not result in deconsolidation to be accounted for as equity transactions. This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This gain or loss is measured using the fair value of the noncontrolling equity investment. This Statement is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 are applied prospectively. We do not expect the adoption of this Statement to have a material impact on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this Statement will require us to present currently disclosed information in a tabular format and will also expand our disclosures concerning where derivatives are reported on the balance sheet and where gains/losses are recognized in the results of operations. The Company will comply with the disclosure requirements of this Statement beginning with the first quarter of 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removed the requirement of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141, “Business Combinations“. FSP FAS 142-3 will be applied prospectively beginning January 1, 2009. We do not expect the adoption of this Statement to have a material impact on our financial position, results of operations, or cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).

SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board (“PCAOB”) amendments to auditing standards (AU Section 411). We do not expect the adoption of this Statement to result in a change in current practice.

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

Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2008. In addition, no change in internal control over financial reporting occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Imagitas, Inc., Drivers’ Privacy Protection Act Litigation, MDL Docket No. 1828 (United States District Court, Middle District of Florida). On April 9, 2008, the court granted Imagitas’ motion for summary judgment in one of the consolidated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). On July 30, 2008, the court issued a final judgment on the Rine litigation and stayed all of the other cases filed against Imagitas pending an appellate decision on the Rine litigation. As a result of the Court’s final judgment in Rine, the time for the plaintiffs to appeal begins, and the Company expects the plaintiffs to file an appeal. We expect to prevail in these lawsuits; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

Item 1A: Risk Factors

There were no material changes to the risk factors identified in the Annual Report on Form 10-K for the year ended December 31, 2007.

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

The following table summarizes our share repurchase activity under active programs during the first six months of 2008:

			Total number of	Approximate dollar value
	Total number	Average price	shares purchased as	of shares that may yet be
	of shares	paid per	part of a publicly	purchased under the plan
	purchased	share	announced plan	(in thousands)
December 2007 Balance				$406,607
January 2008	2,162,600	$35.91	2,162,600	$328,942
February 2008	1,918,500	$37.17	1,918,500	$257,636
March 2008	875,600	$35.43	875,600	$226,610
April 2008	2,222,500	$35.78	2,222,500	$147,085
May 2008	356,000	$36.21	356,000	$134,194
June 2008	-		-	$134,194
	7,535,200		7,535,200

Item 6: Exhibits

           See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

August 7, 2008

/s/ Michael Monahan
Michael Monahan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ S. J. Green
S. J. Green
Vice President – Finance and
Chief Accounting Officer
(Principal Accounting Officer)

Index of Exhibits

Reg. S-K
Exhibits	Description

(10)	Separation Agreement and General Release dated April 14, 2008 by and between Pitney Bowes
Inc. and Bruce P. Nolop. Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the
Commission on April 15, 2008. (Commission file number 1-3579).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
	2002.	.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
	2002.	.

(32.1)	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

(32.2)	Section 1350 Certification of Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley
Action of 2002.