Form 10-Q/A
period 2008-06-30
PITNEY BOWES INC /DE/
filed 2008-09-05
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Yes ☐      No ☑

There were 207,783,923 shares of common stock outstanding as of August 29, 2008.

Pitney Bowes Inc. 10-Q/A Introductory Note

Pitney Bowes is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to include required disclosures regarding submission of matters to a vote of security holders (Part II – Item 4). This information was inadvertently omitted from the Original Filing on August 7, 2008.

Unaffected items have not been repeated in this Amendment No. 1.

Part II – Other Information

Item 4: Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during our annual meeting of stockholders held on May 12, 2008.

		Votes For	Votes Against	Abstain
1.	Election of Directors:
	Rodney C. Adkins	179,150,866	4,632,511	2,049,378
	Michael J. Critelli	177,728,593	6,034,891	2,069,271
	Murray D. Martin	177,971,443	5,896,115	1,965,197
	Michael I. Roth	177,677,696	6,019,607	2,135,452
	Robert E. Weissman	179,321,626	4,508,372	2,002,757

2.	Ratification of PricewaterhouseCoopers LLP
	as independent registered public accountants	180,010,148	3,859,648	1,962,959

The following other directors continued their term of office after the annual meeting of stockholders.

Linda G. Alvarado	Ernie Green	Eduardo R. Menascé
Anne M. Busquet	James H. Keyes	David L. Shedlarz
Anne Sutherland Fuchs	John S. McFarlane	David B. Snow, Jr.

There were no broker non-votes for matters submitted at the annual meeting of stockholders.

Item 6: Exhibits

           See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

September 5, 2008

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