Form 10-Q
period 2008-09-30
PITNEY BOWES INC /DE/
filed 2008-11-07
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-3579
September 30, 2008
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
Yes ☐   No ☑

There were 206,128,495 shares of common stock outstanding as of October 30, 2008.

PITNEY BOWES INC.
INDEX

		Page Number
Part I - Financial Information:

Item 1:	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income Three and Nine Months Ended September 30, 2008 and 2007	3

	Condensed Consolidated Balance Sheets September 30, 2008 and December 31, 2007	4

	Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements	6 – 22

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 – 34

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4:	Controls and Procedures	34

Part II - Other Information:

Item 1:	Legal Proceedings	35

Item 1A:	Risk Factors	35

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3:	Defaults Upon Senior Securities	35

Item 4:	Submission of Matters to a Vote of Security Holders	36

Item 5:	Other Information	36

Item 6:	Exhibits	36

Signatures		37

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Equipment sales	$296,520	$307,897	$910,883	$961,868
Supplies	96,864	95,497	305,750	292,197
Software	100,092	92,256	314,617	223,580
Rentals	182,850	183,452	553,658	552,433
Financing	195,632	201,241	591,834	586,658
Support services	193,516	185,520	579,996	564,597
Business services	482,199	442,414	1,452,978	1,284,215

Total revenue	1,547,673	1,508,277	4,709,716	4,465,548

Costs and expenses:
Cost of equipment sales	157,593	164,659	484,988	481,873
Cost of supplies	26,382	27,061	80,673	77,909
Cost of software	25,917	21,749	80,107	54,373
Cost of rentals	36,252	42,630	114,227	128,312
Cost of support services	113,581	108,011	343,507	320,832
Cost of business services	375,949	345,024	1,138,249	1,008,647
Selling, general and administrative	478,914	479,772	1,473,098	1,393,289
Research and development	53,008	47,691	156,176	138,364
Interest, net	54,560	60,386	167,464	179,654
Restructuring charges and asset impairments	49,229	4,300	85,137	4,300
Other expense (income)	-	(380)	-	(380)

Total costs and expenses	1,371,385	1,300,903	4,123,626	3,787,173

Income from continuing operations before income taxes and minority interest	176,288	207,374	586,090	678,375
Provision for income taxes	69,456	73,272	215,389	234,566
Minority interest (preferred stock dividends of
subsidiaries)	6,540	4,862	16,134	14,404

Income from continuing operations	100,292	129,240	354,567	429,405
Loss from discontinued operations, net of tax	(2,063)	(1,565)	(8,726)	(4,695)

Net income	$98,229	$127,675	$345,841	$424,710

Basic earnings per share of common stock:
Continuing operations	$0.48	$0.59	$1.70	$1.96
Discontinued operations	(0.01)	(0.01)	(0.04)	(0.02)
Net income	$0.47	$0.58	$1.65	$1.94

Diluted earnings per share of common stock:
Continuing operations	$0.48	$0.58	$1.68	$1.93
Discontinued operations	(0.01)	(0.01)	(0.04)	(0.02)
Net income	$0.47	$0.58	$1.64	$1.91

Dividends declared per share of common stock	$0.35	$0.33	$1.05	$0.99

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$458,786	$377,176
Short-term investments	22,597	63,279
Accounts receivables, less allowances of $47,871 and $49,324 at September 30, 2008 and December 31, 2007, respectively	829,963	841,072
Finance receivables, less allowances of $42,227 and $45,859 at September 30, 2008 and December 31, 2007, respectively	1,450,981	1,498,486
Inventories	204,606	197,962
Current income taxes	76,633	83,227
Other current assets and prepayments	256,346	258,411
Total current assets	3,299,912	3,319,613

Property, plant and equipment, net	591,940	627,918
Rental property and equipment, net	407,220	435,927
Long-term finance receivables, less allowances of $26,189 and $32,512 at
September 30, 2008 and December 31, 2007, respectively	1,459,957	1,533,773
Investment in leveraged leases	237,417	249,191
Goodwill	2,311,588	2,299,858
Intangible assets, net	411,086	457,188
Non-current income taxes	43,580	28,098
Other assets	611,678	598,377
Total assets	$9,374,378	$9,549,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,876,174	$1,965,567
Current income taxes	159,939	96,851
Notes payable and current portion of long-term obligations	985,196	953,767
Advance billings	547,401	540,254
Total current liabilities	3,568,710	3,556,439

Deferred taxes on income	470,506	472,240
FIN 48 uncertainties and other income tax liabilities	303,881	285,505
Long-term debt	3,872,580	3,802,075
Other non-current liabilities	408,823	406,216
Total liabilities	8,624,500	8,522,475

Preferred stockholders’ equity in subsidiaries	374,165	384,165

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	7	7
Cumulative preference stock, no par value, $2.12 convertible	977	1,003
Common stock, $1 par value (480,000,000 shares authorized & 323,337,912 shares issued)	323,338	323,338
Capital in excess of par value	253,993	252,185
Retained earnings	4,260,150	4,133,756
Accumulated other comprehensive (loss) income	(7,112)	88,656
Treasury stock, at cost (117,197,935 and 108,822,953, respectively)	(4,455,640)	(4,155,642)
Total stockholders’ equity	375,713	643,303
Total liabilities and stockholders’ equity	$9,374,378	$9,549,943

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$345,841	$424,710
Restructuring and other charges, net of tax	61,864	2,472
Restructuring and other payments	(65,858)	(24,445)
Loss on redemption of preferred stock issued by a subsidiary	1,777	-
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288,589	285,322
Stock-based compensation	19,563	18,482
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(2,634)	44,621
Net investment in internal finance receivables	74,288	(76,366)
Inventories	(17,035)	(4,523)
Other current assets and prepayments	2,383	1,785
Accounts payable and accrued liabilities	(94,858)	(56,510)
Current and non-current income taxes	93,471	85,968
Advanced billings	16,259	8,358
Other, net	18,052	(13,106)

Net cash provided by operating activities	741,702	696,768

Cash flows from investing activities:
Short-term and other investments	21,682	727
Capital expenditures	(169,978)	(202,013)
Net investment in leveraged leases	(831)	(5,011)
Acquisitions, net of cash acquired	(68,976)	(559,907)
Reserve account deposits	16,617	26,506

Net cash used in investing activities	(201,486)	(739,698)

Cash flows from financing activities:
Increase in notes payable, net	423,899	58,896
Proceeds from long-term obligations	245,582	490,765
Principal payments on long-term obligations	(574,585)	(14,044)
Proceeds from issuance of stock	16,561	99,020
Payments to redeem preferred stock issued by a subsidiary	(11,777)	-
Stock repurchases	(333,231)	(279,996)
Dividends paid	(219,447)	(217,199)

Net cash (used in) provided by financing activities	(452,998)	137,442

Effect of exchange rate changes on cash	(5,608)	5,149
Increase in cash and cash equivalents	81,610	99,661
Cash and cash equivalents at beginning of period	377,176	239,102
Cash and cash equivalents at end of period	$458,786	$338,763

Interest paid	$209,601	$195,481
Income taxes paid	$125,745	$139,036

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

1.       Basis of Presentation

The terms “we”, “us”, and “our” are used in this report to refer collectively to Pitney Bowes Inc. and its subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements of Pitney Bowes Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly our financial position at September 30, 2008 and December 31, 2007, our results of operations for the three and nine months ended September 30, 2008 and 2007 and our cash flows for the nine months ended September 30, 2008 and 2007 have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2008.

These statements should be read in conjunction with the financial statements and notes thereto included in our 2007 Annual Report to Stockholders on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current period presentation.

2.       Nature of Operations

We are a provider of leading-edge, global, integrated mail and document management solutions for organizations of all sizes. We operate in two business groups: Mailstream Solutions and Mailstream Services. Mailstream Solutions includes worldwide revenue and related expenses from the sale, rental, and financing of mail finishing, mail creation, shipping equipment and software; production mail equipment; supplies; mailing support and other professional services; payment solutions; and mailing, customer communication and location intelligence software. Mailstream Services includes worldwide revenue and related expenses from facilities management services; secure mail services; reprographics, document management, and other value-added services for targeted customer markets; mail services operations, which include presort mail services and international mail services; and marketing services. See Note 7, “Segment Information,” to the Condensed Consolidated Financial Statements for details of our reporting segments and a description of their activities.

3.       Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We adopted this Statement for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We do not expect the adoption of this Statement for nonfinancial items effective January 1, 2009 to have a material impact on our financial position, results of operations, or cash flows. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of FSP 157-3. See Note 16, “Fair Value Measurements,” to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

of a business combination. SFAS 141(R) requires fair value measurements at the date of acquisition, with limited exceptions specified in the Statement. Some of the major impacts of this new standard include expense recognition for transaction costs and restructuring costs. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The most significant impacts of adopting SFAS 141 (R) will be the requirement for us to expense transaction and restructuring costs. We do not expect the adoption of this Statement to have a material impact on our financial position, results of operations, or cash flows.

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

In April 2008, the FASB issued FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removed the requirement of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141, “Business Combinations”. FSP FAS 142-3 will be applied prospectively beginning January 1, 2009. We do not expect the adoption of this Statement to have a material impact on our financial position, results of operations, or cash flows.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP amends SFAS 133 to require a seller of credit derivatives, including credit derivatives embedded in a hybrid instrument, to provide certain disclosures for each statement of financial position presented. These disclosures are required even if the likelihood of having to make payments is remote. To make the disclosures consistent with the disclosures that will now be required for credit derivatives, FIN 45-4 was issued to require guarantors to disclose the current status of the payment/performance risk of the guarantee. This FSP also clarifies that SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

FSP is effective for reporting periods after November 15, 2008 for the amendments and on September 12, 2008 for the effective date of SFAS 161. The Company does not sell credit derivatives. The Company will comply with the additional disclosure requirement for guarantees beginning in the fourth quarter of 2008.

4.       Discontinued Operations

The following table shows selected financial information included in discontinued operations for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended		Nine Months Ended
	September,		September 30,
Discontinued Operations	2008	2007	2008	2007

Loss from discontinued operations, net of tax	$2,063	$1,565	$8,726	$4,695

Net loss for the three and nine months ended September 30, 2008 and 2007 relates to the accrual of interest on uncertain tax positions.

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

On September 12, 2007, we acquired Asterion SAS for $29 million in cash, net of cash acquired. Asterion is a leading provider of outsourced transactional print and document process services in France. We assigned the goodwill to the Management Services segment.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following table summarizes selected financial data for the opening balance sheet of acquisitions in 2008 and 2007:

	2008	2007
		Asterion	Digital	MapInfo
	Zipsort, Inc.	SAS	Cement, Inc.	Corporation
Purchase price allocation:
Short-term investments	$-	$-	$-	$46,308
Current assets	156	52,309	2,146	40,121
Other non-current assets	12,617	34,228	932	35,826
Intangible assets	8,613	8,285	6,600	113,000
Goodwill	23,985	20,277	42,583	327,219
Current liabilities	(3,214)	(55,933)	(213)	(63,012)
Debt	-	-	-	(13,866)
Non-current liabilities	(2,885)	(30,345)	-	(50,060)
Purchase price	$39,272	$28,821	$52,048	$435,536

Intangible assets:
Customer relationships	$8,291	$6,766	$6,100	$75,900
Mailing software and technology	-	-	-	29,500
Trademarks and trade names	-	1,519	500	7,600
Non-compete agreements	322	-	-	-
Total intangible assets	$8,613	$8,285	$6,600	$113,000

Intangible assets amortization period:
Customer relationships	15 years	7 years	7 years	10 years
Mailing software and technology	-	-	-	5 years
Trademarks and trade names	-	2 years	2 years	5 years
Non-compete agreements	4 years	-	-	-
Total weighted average	15 years	6 years	7 years	8 years

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for Zipsort, Inc. The purchase price allocation will be finalized upon the completion of working capital closing adjustments and fair value analysis. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition.

During the nine months ended September 30, 2008, we also completed five smaller acquisitions. The aggregate cost of these acquisitions was $29.7 million. These acquisitions did not have a material impact on our financial results.

The amount of tax deductible goodwill added from acquisitions for the nine months ended September 30, 2008 and September 30, 2007 was $27.4 million and $23.2 million, respectively.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following table provides unaudited pro forma consolidated revenue for the three and nine months ended September 30, 2008 and 2007 as if our acquisitions had been acquired on January 1 of each year:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total revenue	$1,548,296	$1,552,700	$4,736,282	$4,597,852

The pro forma earnings results of these acquisitions were not material to net income or earnings per share. The pro forma consolidated results do not purport to be indicative of actual results that would have occurred had the acquisitions been completed on January 1, 2008 and 2007, nor do they purport to be indicative of the results that will be obtained in the future.

6.       Earnings per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2008 and 2007 is as follows:

	2008			2007
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share
Net income	$98,229			$127,675
Less:
Preferred stock dividends	-			-
Preference stock dividends	(19)			(20)
Basic earnings per share	$98,210	207,309	$0.47	$127,655	218,299	$0.58

Effect of dilutive securities:
Data for basic earnings per share	$98,210	207,309		$127,655	218,299
Preferred stock	-	3		-	3
Preference stock	19	598		20	634
Stock options and stock purchase plans	-	648		-	1,989
Other stock plans	-	98		-	103
Diluted earnings per share	$98,229	208,656	$0.47	$127,675	221,028	$0.58

			Per			Per
Basic earnings per share of common stock:			Share			Share
Continuing operations			$0.48			$0.59
Discontinued operations			(0.01)			(0.01)
Net income			$0.47			$0.58

Diluted earnings per share of common stock:			Per			Per
			Share			Share
Continuing operations			$0.48			$0.58
Discontinued operations			(0.01)			(0.01)
Net income			$0.47			$0.58

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

A reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 2008 and 2007 is as follows:

	2008			2007
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share
Net income	$345,841			$424,710
Less:
Preferred stock dividends	-			-
Preference stock dividends	(58)			(62)
Basic earnings per share	$345,783	209,113	$1.65	$424,648	219,247	$1.94

Effect of dilutive securities:
Data for basic earnings per
share	$345,783	209,113		$424,648	219,247
Preferred stock	-	3		-	3
Preference stock	58	602		62	643
Stock options and stock
purchase plans	-	784		-	2,279
Other stock plans	-	85		-	108
Diluted earnings per share	$345,841	210,587	$1.64	$424,710	222,280	$1.91

			Per			Per
Basic earnings per share of common stock:			Share			Share
Continuing operations			$1.70			$1.96
Discontinued operations			(0.04)			(0.02)
Net income			$1.65			$1.94

Diluted earnings per share of common stock:			Per			Per
			Share			Share
Continuing operations			$1.68			$1.93
Discontinued operations			(0.04)			(0.02)
Net income			$1.64			$1.91

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

In accordance with SFAS No. 128, Earnings per Share, approximately 2.5 million and 0.4 million common stock equivalent shares for the three months ended September 30, 2008 and 2007, respectively, and 2.1 million and 0.4 million common stock equivalent shares for the nine months ended September 30, 2008 and 2007, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was anti-dilutive.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Revenue and EBIT by business segment for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
U.S. Mailing	$549,360	$575,782	$1,652,794	$1,793,830
International Mailing	271,727	254,001	882,145	764,241
Production Mail	154,554	151,857	439,358	426,393
Software	94,221	88,437	296,134	209,809
Mailstream Solutions	1,069,862	1,070,077	3,270,431	3,194,273

Management Services	287,989	278,167	891,078	825,878
Mail Services	139,689	111,785	399,875	321,842
Marketing Services	50,133	48,248	148,332	123,555
Mailstream Services	477,811	438,200	1,439,285	1,271,275

Total revenue	$1,547,673	$1,508,277	$4,709,716	$4,465,548

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
EBIT: (1)
U.S. Mailing	$223,141	$226,061	$667,622	$734,208
International Mailing	41,123	33,424	142,520	116,311
Production Mail	23,183	16,877	47,116	42,462
Software	3,167	5,159	15,962	17,033
Mailstream Solutions	290,614	281,521	873,220	910,014

Management Services	16,064	17,140	52,931	53,929
Mail Services	15,467	15,702	49,836	38,472
Marketing Services	6,126	5,310	11,405	6,449
Mailstream Services	37,657	38,152	114,172	98,850

Total EBIT	328,271	319,673	987,392	1,008,864

Unallocated amounts:
Interest, net	(54,560)	(60,386)	(167,464)	(179,654)
Corporate expense	(48,194)	(47,993)	(148,701)	(146,915)
Restructuring charges and asset
impairments	(49,229)	(4,300)	(85,137)	(4,300)
Other, net	-	380	-	380
Income from continuing operations before
income taxes and preferred dividends	$176,288	$207,374	$586,090	$678,375

(1) EBIT excludes general corporate expenses, restructuring charges, and asset impairments.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

8.       Inventories

Inventories are composed of the following:

	September 30,	December 31,
	2008	2007
Raw materials and work in process	$87,737	$87,053
Supplies and service parts	64,848	52,895
Finished products	52,021	58,014
Total	$204,606	$197,962

9.       Fixed Assets

	September 30,	December 31,
	2008	2007
Property, plant and equipment	$1,907,206	$1,877,893
Accumulated depreciation	(1,315,266)	(1,249,975)
Property, plant and equipment, net	$591,940	$627,918

Rental property and equipment	$1,076,029	$1,189,675
Accumulated depreciation	(668,809)	(753,748)
Rental property and equipment, net	$407,220	$435,927

Depreciation expense was $76.3 million and $77.9 million for the three months ended September 30, 2008 and 2007, respectively. Depreciation expense was $235.2 million and $236.2 million for the nine months ended September 30, 2008 and 2007, respectively.

10.       Intangible Assets and Goodwill

Intangible assets are composed of the following:

	September 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	$437,373	$(151,881)	$285,492	$427,487	$(119,652)	$307,835
Supplier relationships	29,000	(9,667)	19,333	29,000	(7,492)	21,508
Software & technology	173,238	(80,676)	92,562	176,558	(65,032)	111,526
Trademarks & trade names	24,776	(12,124)	12,652	32,661	(17,202)	15,459
Non-compete agreements	2,731	(1,684)	1,047	5,491	(4,631)	860
Total intangible assets	$667,118	$(256,032)	$411,086	$671,197	$(214,009)	$457,188

Amortization expense for intangible assets for the three months ended September 30, 2008 and 2007 was $18.4 million and $18.5 million, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2008 and 2007 was $53.4 million and $49.1 million, respectively. For the nine months ended September 30, 2008, we recorded restructuring charges for an intangible asset impairment of $4.6 million associated with older technology equipment in France. We also recorded other asset impairments of $10.0 million associated with the loss of a customer in our Marketing Services business and the ongoing shift in market conditions for litigation support vertical in our Management Services business. These impairments are included in the restructuring charges and asset impairments line of the Consolidated Statement of Income. See Note 13, “Restructuring Charges and Asset Impairments,” to the Condensed Consolidated Financial Statements for further details.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The estimated future amortization expense related to intangible assets is as follows:

Amount
Remaining for year ended December 31, 2008	$19,000
Year ended December 31, 2009	67,000
Year ended December 31, 2010	60,000
Year ended December 31, 2011	54,000
Year ended December 31, 2012	45,000
Thereafter	166,086
Total	$411,086

Changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2008 are as follows:

	Balance at	Acquired		Balance at
	December 31,	during the		September 30,
	2007 (1)	period	Other (2)	2008

U.S. Mailing	$131,807	$3,580	$1,494	$136,881
International Mailing	403,828	7,579	(20,031)	391,376
Production Mail	137,855	-	(2,070)	135,785
Software	669,436	-	(5,365)	664,071
Mailstream Solutions	1,342,926	11,159	(25,972)	1,328,113

Management Services	461,589	-	(10,361)	451,228
Mail Services	227,163	33,611	(189)	260,585
Marketing Services	268,180	-	3,482	271,662
Mailstream Services	956,932	33,611	(7,068)	983,475

Total	$2,299,858	$44,770	$(33,040)	$2,311,588

(1)	We have reclassified prior year amounts to conform to the current year presentation.
(2)	“Other” includes post closing acquisition and foreign currency translation adjustments.

11.       Long-term Debt and Preferred Stockholders' Equity in Subsidiary Companies

On March 4, 2008, we issued $250 million of 10 year fixed rate notes with a coupon rate of 5.60% . The interest is paid semi-annually beginning September 2008. The notes mature on March 15, 2018. We simultaneously entered into two interest rate swaps for a total notional amount of $250 million to convert the fixed rate notes to a floating rate obligation bearing interest at 6 month LIBOR plus 111.5 basis points. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper and repurchase of our stock. See Note 16, “Fair Value Measurements,” to the Condensed Consolidated Financial Statements for further detail on the interest rate swaps.

As of September 30, 2008, we had $350 million available under an existing shelf registration statement filed in February 2005 with the SEC. This shelf registration statement is set to expire on December 1, 2008. In anticipation of this expiration, we filed a “Well-known Seasoned Issuer” registration statement with the SEC on June 18 permitting the issuance of debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

At December 31, 2007, a subsidiary of the Company had 100 shares or $10 million of 9.11% Cumulative Preferred Stock, mandatorily redeemable in 20 years, owned by an institutional investor. In August 2008, we redeemed 100% of this Preferred Stock resulting in a net expense of $1.8 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

12. Comprehensive (Loss) Income

Comprehensive (loss) income for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$98,229	$127,675	$345,841	$424,710
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	(144,453)	88,978	(106,340)	159,282
Amortization of retiree benefit costs	3,505	6,382	10,636	16,665
Net unrealized loss on investment securities	(178)	-	(253)	-
Net unrealized gain (loss) on derivatives	(614)	1,826	189	(787)
Comprehensive (loss) income	$(43,511)	$224,861	$250,073	$599,870

(1) Includes a net deferred translation loss of $13.7 million and a net gain of $2.3 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, a net loss of $3.7 million and a net gain of $15.3 million, respectively, were recorded. These amounts are associated with inter-company loans denominated in a foreign currency that have been designated as a hedge of net investment.

13. Restructuring Charges and Asset Impairments

Pre-tax restructuring reserves at September 30, 2008 are composed of the following:

	Balance at				Balance at
	December 31,		Cash	Non-cash	September 30,
	2007	Expenses	payments	charges	2008

Severance and benefit costs	$81,251	$54,584	$(58,071)	$-	$77,764
Asset impairments	-	20,205	-	(20,205)	-
Other exit costs	5,795	10,348	(5,606)	-	10,537
Total	$87,046	$85,137	$(63,677)	$(20,205)	$88,301

We recorded pre-tax restructuring charges and asset impairments of $85.1 million in the nine months ended September 30, 2008. These charges primarily relate to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. For the nine months ended September 30, 2008, the asset impairment charges included in restructuring activities related to older technology equipment of $9.9 million primarily in France and other assets of $0.3 million. Additional asset impairments, unrelated to restructuring, were also recorded. These other impairment charges are related to intangible assets of $10.0 million principally due to a loss of a customer in our Marketing Services business and the ongoing shift in market conditions for the litigation support vertical in our Management Services business.

As a result of this program, we originally targeted a net reduction of about 1,500 positions. About half of these reductions were to be outside the U.S. As of September 30, 2008, 1,272 terminations have occurred under this program and approximately 300 additional positions have been eliminated. We expect to incur approximately $15 million of restructuring charges in the fourth quarter 2008 associated with actions identified to date; however, we continue to evaluate additional actions in conjunction with this program. We expect to complete the majority of this program by the end of 2008. The majority of the liability at September 30, 2008 is expected to be paid by mid-2009 from cash generated from operations.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

14. Pensions and Other Benefit Programs

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended September 30, 2008 and 2007 are as follows:

	United States		Foreign
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$7,583	$7,000	$2,688	$3,444
Interest cost	23,993	24,505	7,436	7,485
Expected return on plan assets	(33,175)	(32,645)	(9,362)	(10,029)
Amortization of transition cost (credit)	-	-	31	(178)
Amortization of prior service cost (credit)	(628)	(561)	164	176
Amortization of net loss	4,652	8,631	1,015	1,983
Settlement/curtailment	-	-	-	279
Net periodic benefit cost	$2,425	$6,930	$1,972	$3,160

The components of net periodic benefit cost for defined benefit pension plans for the nine months ended September 30, 2008 and 2007 are as follows:

	United States		Foreign
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$21,487	$21,151	$8,266	$9,702
Interest cost	72,259	70,616	22,915	21,001
Expected return on plan assets	(99,567)	(95,309)	(28,864)	(28,102)
Amortization of transition cost (credit)	-	-	95	(502)
Amortization of prior service cost (credit)	(1,922)	(1,623)	504	497
Amortization of net loss	14,418	22,394	3,129	5,589
Settlement/curtailment	-	-	-	624
Net periodic benefit cost	$6,675	$17,229	$6,045	$8,809

As we previously disclosed in our Consolidated Financial Statements for the year ended December 31, 2007, we expect to contribute up to $10 million to each of our U.S. and foreign pension plans during 2008. At September 30, 2008, $6.8 million and $6.7 million of contributions have been made to the U.S. and foreign pension plans, respectively.

Our pension funds’ actual asset returns have declined in line with the market indices. Our funded status will be highly dependent on the market returns and the prevailing discount rate used to value our year-end obligations. The funds’ 2008 year-end asset values and year-end assumptions will affect the Company’s pension expense beginning in 2009.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$919	$713	$2,703	$2,382
Interest cost	3,704	2,706	10,619	9,936
Amortization of prior service credit	(618)	(466)	(1,854)	(1,381)
Amortization of net loss	911	474	2,388	1,897
Net periodic benefit cost	$4,916	$3,427	$13,856	$12,834

For the three months ended September 30, 2008 and 2007, we made $6.6 million and $9.1 million of contributions representing benefit payments, respectively. Contributions for benefit payments were $23.7 million and $24.8 million for the nine months ended September 30, 2008 and 2007, respectively.

15. Income Taxes

The effective tax rate for the three months ended September 30, 2008 and 2007 was 39.4% and 35.3%, respectively. The increase in the tax rate is principally due to a low tax benefit associated with restructuring expenses recorded in the three months ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2008 and 2007 was 36.8% and 34.6%, respectively. The increase in the year-to-date tax rate is principally due to the low tax benefit associated with restructuring expenses recorded in 2008, and an additional tax accrual of $6.5 million in the first quarter of 2008 associated with lease refunds in the U.K. and Ireland.

Tax authorities continually examine our tax filings. On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will increase or decrease in the next 12 months, but we expect this change to be less than 5% of our unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes or discontinued operations as appropriate. We recorded $8.7 million and $4.7 million during the nine months ended September 30, 2008 and 2007, respectively, in interest and penalties and this amount was included in discontinued operations. We had $122.3 million and $113.6 million accrued for the payment of interest and penalties at September 30, 2008 and December 31, 2007, respectively.

We estimate the IRS will complete its current examination of tax years 2001-2004 in 2009. In connection with the 2001-2004 audit, we have recently received notices of proposed adjustments to our filed returns. We have accrued our best estimate of the probable tax, interest and penalties that may result from these proposed adjustments. We are also disputing a formal request from the IRS in the form of a civil summons to provide certain company workpapers. We believe that certain documents being sought should not be produced because they are privileged. In a similar case, the U.S. District Court in Rhode Island ruled that certain company workpapers were privileged. The IRS has appealed that decision. Also in connection with the 2001-2004 audits, we have entered into a settlement with the IRS regarding the tax treatment of certain lease transactions related to the Capital Services business that we sold in 2006. Prior to 2007, we accrued and paid the IRS the additional tax and interest associated with this settlement. A variety of post-1999 tax years remain subject to examination by other tax authorities, including the U.K., Canada, France, Germany and various U.S. states. We have accrued our best estimate of the probable tax, interest and penalties that may result from these tax uncertainties in these and other jurisdictions. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flows.

During 2009, we expect to accrue additional tax of approximately $11 to $13 million associated with the expiration of vested stock options and the vesting of restricted stock units previously granted to our employees. This write-off of deferred tax assets will not require us to pay any taxes.

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

Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those non-recurring nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. The new fair value definition and disclosure requirements for these specific nonfinancial assets and nonfinancial liabilities will be effective January 1, 2009.

SFAS 157 established a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy as defined by SFAS 157 are as follows:

      Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities. Examples of Level 1 assets include money market securities and U.S. Treasury securities.

     Level 2 – Observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities; quoted prices in markets that trade infrequently; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Examples of Level 2 assets and liabilities include derivative contracts whose values are determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable market data, such as mortgage-backed securities, asset backed securities, U.S. agency securities, and corporate notes and bonds.

      Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability. These inputs may be derived with internally developed methodologies that result in management’s best estimate of fair value. During the nine months ended September 30, 2008, we had no Level 3 recurring measurements.

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Recurring Fair Value Measurements At September 30, 2008 By Level
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds	$204,430	$-	$-	$204,430
U.S. Government and agency
Issued debt	23,582	11,830	-	35,412
Corporate notes and bonds	-	3,812	-	3,812
Asset backed securities	-	4,864	-	4,864
Mortgage-backed securities	-	25,152	-	25,152
Derivative instruments
Interest rate swaps	-	8,594	-	8,594
Foreign exchange contracts	-	10,240	-	10,240
Total assets	$228,012	$64,492	$-	$292,504

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Investment Securities

For our investments, we use the market approach for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

The following information relates to our classification into the fair value hierarchy:

     • Money market funds: Money market funds typically invest in government securities, certificates of deposit, commercial paper of companies and other highly liquid and low-risk securities. Money market funds are principally used for overnight deposits and are classified in Level 1 of the fair value hierarchy.

     • U.S. Government Issued Debts: U.S. Governmental securities are valued using active, high volume trades for identical securities. Valuation adjustments are not applied so these securities are classified in Level 1 of the fair value hierarchy.

     • U.S. Agency Issued Debt: U.S. Agency issued debt is based on active, high volume trades for identical or comparable securities. Non-callable agency issued debt securities are generally valued using quoted market prices. To the extent that the securities are actively traded, they are categorized in Level 1 of the fair value hierarchy. Callable agency issued debt securities are valued through benchmarking model derived prices to quoted market prices and trade data for identical or comparable securities. Callable agency issued debt securities are categorized in Level 2 of the fair value hierarchy.

     • Corporate Notes and Bonds: The fair value of corporate securities is estimated using recently executed transactions, market price quotations where observable, or bond spreads. The spread data used are for the same maturity as the security. These securities are classified in Level 2 of the fair value hierarchy.

     • Asset Backed Securities (“ABS”) and Mortgage-Backed Securities (“MBS”): These securities are valued based on external pricing indices. When external index pricing is not observable, ABS and MBS are valued based on external price/spread data. If neither pricing method is available, we then utilize broker quotes. We verify that the unadjusted indices or broker quotes are reasonable and that the market is active by comparing prices across multiple (three or more) dealers. When inputs are observable and supported by an active market, asset backed securities and mortgage-backed securities are classified as Level 2 of the fair value hierarchy.

Investment securities are primarily composed of investments by The Pitney Bowes Bank (PBB). PBB, our wholly-owned subsidiary, is a Utah-chartered Industrial Loan Company (ILC). Our investments are all classified as “available-for-sale securities”. The bank’s investments at September 30, 2008 were $198.5 million. We reported these investments in the Condensed Consolidated Balance Sheet as cash and cash equivalents of $130.9 million, short-term investments of $19.4 million and long-term investments of $48.2 million.

We have no investments either directly or indirectly in the sub-prime mortgage market. We have not experienced any write-offs in our investment portfolio. The majority of our mortgage-backed securities are either guaranteed or supported by the U.S. government. The recent market events have not caused our money market funds to experience declines in their net asset value below $1.00 dollar per share or to incur imposed limits on redemptions.

We have no investments in inactive markets which would warrant a possible change in our pricing methods or classification within the fair value hierarchy. Further, we have no investments in auction rate securities.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

As required by SFAS 157, we have incorporated counterparty risk into the fair value of our derivative assets and our credit risk into the value of our derivative liabilities. We derive credit risk from observable data related to credit default swaps. In light of the current market events, we have not seen a material change in the creditworthiness of those banks acting as derivative counterparties.

The valuation of our interest rate swaps is based on the income approach using a model with inputs that are observable or that can be derived from or corroborated by observable market data. Our foreign exchange derivatives are measured at fair value using observable market inputs, such as forward rates.

Interest Rate Swaps

Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in income. In April 2003, we entered into an interest rate swap for an aggregate notional amount of $350 million. The interest rate swap effectively converted the fixed rate of 4.75% on $350 million of our notes, due 2018, into variable interest rates. The variable rates payable by us are based on six month LIBOR less a spread of 22.8 basis points. At September 30, 2008 and December 31, 2007, the fair value of the derivative was an asset of $10.1 million and $6.8 million, respectively. Long-term debt was increased by $10.1 million and $6.8 million at September 30, 2008 and December 31, 2007, respectively.

In March 2008, we entered into two interest rate swaps for an aggregate notional amount of $250 million to effectively convert the fixed rate of 5.60% on $250 million of our notes, due 2018, into variable interest rates. The variable rates payable by us are based on six month LIBOR plus 111.5 basis points. At September 30, 2008, the fair value of the derivatives was a liability of $1.5 million. Long-term debt was reduced by $1.5 million at September 30, 2008.

Foreign Exchange Contracts

We enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on inter-company loans and related interest that are denominated in a foreign currency. The revaluation of the short-term inter-company loans and interest and the mark-to-market on the derivatives are both recorded to income. At September 30, 2008, we had 20 outstanding foreign exchange contracts to buy or sell various currencies with an asset value of $9.9 million. The contracts will expire by March 19, 2009. At December 31, 2007, the asset value of these derivatives was $1.9 million.

We also enter into foreign currency exchange contracts arising from the anticipated purchase of inventory between affiliates. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in other comprehensive income in the period that the change in fair value occurs and is reclassified to income in the same period that the hedged item is recorded in income. At September 30, 2008, we had 9 outstanding contracts with a notional amount of $14.8 million associated with these anticipated transactions and a derivative asset of $0.2 million. We had no outstanding contracts at December 31, 2007.

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

Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002). On September 8, 2008, the Court of Appeals for the Federal Circuit affirmed the District Court’s decision in the company’s favor in this patent litigation. Unless Ricoh successfully petitions the United States Supreme Court to hear a further appeal, this case is concluded.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Imagitas, Inc., Drivers’ Privacy Protection Act Litigation, MDL Docket No. 1828 (United States Court of Appeals, Eleventh Judicial Circuit, on appeal from the United States District Court, Middle District of Florida). On April 9, 2008, the District Court granted Imagitas’ motion for summary judgment in one of the coordinated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). On July 30, 2008, the court issued a final judgment on the Rine litigation and stayed all of the other cases filed against Imagitas pending an appellate decision on the Rine litigation. On August 27, 2008, the plaintiffs in the Rine litigation filed an appeal of the District Court’s decision. The appellate process in this case is proceeding.

We expect to prevail in these lawsuits; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

18. Guarantees

We apply FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to our agreements that contain guarantees or indemnifications. As part of the sale of the Capital Services business in the second quarter of 2006, we indemnified the buyer for certain guarantees by posting letters of credit at the date of sale. At September 30, 2008, the outstanding balance of these guarantees was $4.3 million.

We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our best estimate of probable liability for product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, our product warranty liability at September 30, 2008 and December 31, 2007, respectively, was not material.

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

Overview

For the third quarter, revenue grew 3% over the prior year to $1.5 billion. Excluding acquisitions and foreign currency translation which contributed 3% and 1%, respectively, revenue was down 1%. U.S. Mailing revenue declined primarily due to lower mailing equipment sales as large enterprise accounts and some government agencies elected to either defer upgrade decisions for new equipment or extend leases on existing equipment because of uncertainty about how the economy may impact their operations. As a result of lower equipment placements, rental and financing revenue also declined. Partially offsetting the decline was growth in Mail Services, International Mailing and Marketing Services.

Income from continuing operations for the third quarter of 2008 was $100.3 million or $0.48 per diluted share as compared with $0.59 earnings per diluted share in the third quarter of 2007. Income from continuing operations in the third quarter of 2008 included restructuring charges and asset impairments of 19 cents per diluted share. Income from continuing operations in the third quarter of 2007 was reduced approximately 2 cents per diluted share due to the purchase accounting alignment for MapInfo, 2 cents due to a non-cash tax charge, primarily related to a tax rate change in Germany, and 1 cent due to an impairment charge for intangible assets in our legal solutions business.

Performance for the quarter reflects the impact of our transition initiatives, which helped offset continued economic weakness, particularly in the financial services sector.

The Company generated $281 million in cash from operations during the third quarter and $742 million during the nine months ended September 30, 2008.

See “Results of Operations – Third Quarter of 2008 Compared to Third Quarter of 2007” for a more detailed discussion of our results of operations.

Outlook

While we anticipate that the remainder of 2008 will present challenges for all of our businesses, our products and services are designed to provide efficiencies, cost savings and revenue growth opportunities for our customers. We believe we are well positioned to continue to grow our earnings in the fourth quarter and during 2009 despite the challenging economic environment due to our business model of high recurring revenue and our diverse customer base.

We will continue to execute our transition initiatives that we began in the fourth quarter of 2007. We expect to incur approximately $15 million of restructuring charges in the fourth quarter of 2008 associated with actions identified to date; however, we continue to evaluate additional actions in conjunction with this program. We will continue to focus on operational efficiency, cash flow and expense management. We remain committed to meet and potentially exceed our original target of $150 million in pre-tax benefits in 2009.

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

Results of Operations – Third Quarter of 2008 compared to Third Quarter of 2007

Business segment results

The following table shows revenue and earnings before interest and taxes (“EBIT”) by segment for the three months ended September 30, 2008 and 2007. Prior year results have been reclassified to conform to the current year presentation. Refer to Note 7 to the Condensed Consolidated Financial Statements for further detail on these changes.

(Dollars in thousands)	Revenue			EBIT(1)
	Three Months Ended September 30,			Three Months Ended September 30,
	2008	2007	% change	2008	2007	% change
U.S. Mailing	$549,360	$575,782	(5)%	$223,141	$226,061	(1)%
International Mailing	271,727	254,001	7%	41,123	33,424	23%
Production Mail	154,554	151,857	2%	23,183	16,877	37%
Software	94,221	88,437	7%	3,167	5,159	(39)%
Mailstream Solutions	1,069,862	1,070,077	-%	290,614	281,521	3%

Management Services	287,989	278,167	4%	16,064	17,140	(6)%
Mail Services	139,689	111,785	25%	15,467	15,702	(1)%
Marketing Services	50,133	48,248	4%	6,126	5,310	15%
Mailstream Services	477,811	438,200	9%	37,657	38,152	(1)%

Total	$1,547,673	$1,508,277	3%	$328,271	$319,673	3%

(1) See reconciliation of segment amounts to Income from continuing operations before income taxes and preferred dividends in Note 7 to the Condensed Consolidated Financial Statements.

During the third quarter of 2008, Mailstream Solutions revenue was flat and EBIT increased 3% compared with the prior year. U.S. Mailing’s revenue decreased 5% due to lower mailing equipment placements and rental revenues in core mailing of 2%, lower financing revenues due to lower lease portfolio levels of 2% and lower supplies revenue of 1%. The lower revenues were driven by the wind-down of meter migration and by customer buying decisions influenced by uncertainty created by weak economic conditions. U.S. Mailing’s EBIT decreased 1% principally due to the lower revenue growth, but was partly offset by positive impacts of our transition initiatives. International Mailing’s revenue grew by 7% and benefited 4% from favorable foreign currency translation and 2% from acquisitions. Revenue growth was also impacted by increased rentals in France; increased equipment sales in Norway and other parts of Europe; and continued growth in supplies. International Mailing’s EBIT margins were favorably impacted by an improving cost structure in Europe. Revenue for Production Mail grew by 2% driven by positive foreign currency translation. Revenue growth from higher equipment placements in the U.K., Germany, and other parts of Europe were offset by lower equipment sales in the U.S. where economic uncertainty has slowed large-ticket investment for many companies, especially in the financial services sector. Production Mail’s EBIT, however, increased 37% due to a consistent focus on improving the cost structure. Software revenue increased 7%. Revenue was flat, when compared with the prior year, after excluding the effect of acquisitions. Software sales increased outside of the U.S., but declined within the U.S. as a result of the economic uncertainty, which has resulted in certain large customers delaying their purchasing decisions. Software’s EBIT decreased 39% due to the lower revenue growth, planned global investment in sales and marketing, and increase in research and development.

During the third quarter of 2008, Mailstream Services revenue grew 9% and EBIT decreased 1% compared with the prior year. The Management Services revenue growth of 4% was driven by acquisitions of 6%, partially offset by a decline in revenue of 3% due to lower transaction volumes for some customers, especially in the U.S. financial services sector. Management Services EBIT decreased 6% due to acquisition costs in France and fewer, high margin volume-related transactions. These decreases were partially offset by cost reductions in the U.S. through several productivity initiatives. Mail Services revenue grew 25%. Continued growth in presort and international mail services contributed 11% and acquisitions contributed 14% to this revenue growth. The Mail Services EBIT benefits from operating leverage were more than offset in the quarter by the costs associated with the acquisition of a multi-site presort operation in the U.S. and two U.K. international mail services sites. Marketing Services revenue grew 4% and EBIT increased by 15%. The segment’s results benefited from higher volumes in our mover-source program. The company’s phased exit from the motor vehicle registration services program adversely affected the segment’s revenue growth by $1.1 million, while positively impacting EBIT margins versus prior year by $2.0 million.

Revenue by source

The following table shows revenue by source for the three months ended September 30, 2008 and 2007:

(Dollars in thousands)	Three Months Ended September 30,
	2008	2007	% change

Equipment sales	$296,520	$307,897	(4)%
Supplies	96,864	95,497	1%
Software	100,092	92,256	8%
Rentals	182,850	183,452	-%
Financing	195,632	201,241	(3)%
Support services	193,516	185,520	4%
Business services	482,199	442,414	9%
Total revenue	$1,547,673	$1,508,277	3%

Equipment sales revenue decreased 4% compared to the prior year. Sales of equipment in U.S. Mailing were lower primarily due to weak economic conditions, the wind-down of meter migration and the product shift toward smaller, fully featured postage machines. Foreign currency translation had a favorable impact of 1%.

Supplies revenue increased by 1% from the prior year, principally due to foreign currency translation. Increased demand internationally was offset by lower revenue in the U.S.

Software revenue increased by 8% compared to the prior year. The revenue growth was primarily driven by acquisitions of 7% and higher international demand for our products. We experienced strong revenue growth in Asia Pacific and Europe, which was offset by a decrease in U.S. revenue. U.S. revenue was adversely impacted by the ongoing weak economic conditions causing some large enterprise accounts to postpone their purchase decisions.

Rentals revenue was flat compared to the prior year. A decrease in U.S. Mailing rental revenue was principally offset by strong rental demand in France.

Financing revenue decreased 3% mainly due to a reduction in equipment placements.

Support services revenue increased 4% from the prior year. The increase is primarily attributable to higher service revenue on older equipment as customers defer their upgrade decisions, partly due to the weak economic conditions. Foreign currency translation had a favorable impact of 2%.

Business services revenue increased 9% from the prior year. This growth was driven by higher revenue in the mail and management services businesses. Acquisitions contributed 7% to this growth.

Costs and expenses

(Dollars in thousands)	Three Months Ended September 30,
	2008	2007

Cost of equipment sales	$157,593	$164,659
Cost of supplies	$26,382	$27,061
Cost of software	$25,917	$21,749
Cost of rentals	$36,252	$42,630
Cost of support services	$113,581	$108,011
Cost of business services	$375,949	$345,024
Selling, general and administrative	$478,914	$479,772
Research and development	$53,008	$47,691

Cost of equipment sales decreased as a percentage of revenue to 53.1% in the third quarter of 2008 compared with 53.5% in the prior year, primarily due to actions taken pursuant to the Company’s transition initiatives.

Cost of supplies as a percentage of revenue decreased to 27.2% in the third quarter of 2008 compared with 28.3% in the prior year driven by favorable product mix in the U.S., which was offset by an increase of lower margin international sales.

Cost of software as a percentage of revenue increased to 25.9% in the third quarter of 2008 compared with 23.6% in the prior year primarily due to a change in the mix of business.

Cost of rentals as a percentage of revenue decreased to 19.8% in the third quarter of 2008 compared with 23.2% in the prior year primarily due to lower depreciation costs associated with the transition of our product line.

Cost of support services as a percentage of revenue increased to 58.7% compared with 58.2% in the prior year primarily due to higher fuel costs worldwide for our direct service organization.

Cost of business services as a percentage of revenue was 78.0% for the third quarter of 2008 and 2007. The favorable impact due to increased volumes at Marketing Services and productivity improvements for U.S. Management Services were offset by acquisition costs at Mail Services and Management Services.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue decreased to 30.9% in the third quarter of 2008 compared with 31.8% in the prior year reflecting the positive impacts of our transition initiatives.

Research and development (“R&D”) expenses increased $5.3 million from the prior year as we continue to invest in developing new technologies and enhancing our products. R&D expenses as a percentage of revenue increased to 3.4% in the third quarter of 2008 from 3.2% in the third quarter of 2007.

Restructuring Charges and Asset Impairments

Pre-tax restructuring reserves at September 30, 2008 are composed of the following:

	Balance at				Balance at
	June 30,		Cash	Non-cash	September 30,
(Dollars in thousands)	2008	Expenses	payments	charges	2008

Severance and benefit costs	$77,314	$24,709	$(24,257)	$-	$77,766
Asset impairments	-	19,522	-	(19,522)	-
Other exit costs	9,195	4,998	(3,658)	-	10,535
Total	$86,509	$49,229	$(27,915)	$(19,522)	$88,301

We recorded pre-tax restructuring charges and asset impairments of $49.2 million in the three months ended September 30, 2008. These charges primarily relate to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. For the three months ended September 30, 2008, the asset impairment charges included in restructuring activities related to older technology equipment of $10.7 million in France and other assets of $0.2 million. Additional asset impairments, unrelated to restructuring, were also recorded. These other impairment charges are related to intangible assets of $8.6 million due to a loss of a customer in our Marketing Services business and the ongoing shift in market conditions for the litigation support vertical in our Management Services business.

As a result of this program, we originally targeted a net reduction of about 1,500 positions. About half of these reductions were to be outside the U.S. For the three and nine months ended September 30, 2008, 308 and 1,272 terminations have occurred under this program, respectively. During 2008, approximately 300 additional positions have been eliminated. We expect to incur approximately $15 million of restructuring charges in the fourth quarter 2008 associated with actions identified to date; however, we continue to evaluate additional actions in conjunction with this program. We expect to complete the majority of this program by the end of 2008. The majority of the liability at September 30, 2008 is expected to be paid by mid-2009 from cash generated from operations.

Net interest expense

Interest expense for the three months ended September 30, 2008 and 2007:

(Dollars in thousands)	Three Months Ended September 30,
	2008	2007	% change

Interest expense, net	$54,560	$60,386	(10)%

Net interest expense decreased by $5.8 million or 10% in the third quarter of 2008 compared with the prior year. A 57 basis point change in our average interest rate, as a result of lower interest rates on our floating rate debt, was partially offset by an increase in average borrowings of $39 million.

Income taxes

The effective tax rate for the third quarter of 2008 was 39.4% compared with 35.3% in the prior year. The increase is principally due to a low tax benefit associated with restructuring expenses recorded in the three months ended September 30, 2008.

Minority interest (preferred stock dividends of subsidiaries)

The following table details dividends paid to preferred stockholders for the three months ended September 30, 2008 and 2007:

(Dollars in thousands)	Three Months Ended
	September 30,
	2008	2007

Preferred stock dividends of subsidiaries	$6,540	$4,862

In August 2008, we redeemed 100% of the outstanding Cumulative Preferred Stock issued previously by a subsidiary company for $10 million. This redemption resulted in a net expense of $1.8 million.

Discontinued operations

The following table details the components of discontinued operations for the three months ended September 30, 2008 and 2007:

(Dollars in thousands)	Three Months Ended
	September 30,
	2008	2007

Net loss from discontinued operations, net of tax	$2,063	$1,565

Net loss for the three months ended September 30, 2008 and 2007 relates to the accrual of interest on uncertain tax positions.

Results of Operations – Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Revenue by source

(Dollars in thousands)	Nine Months Ended September 30,
	2008	2007	% change

Equipment sales	$910,883	$961,868	(5)%
Supplies	305,750	292,197	5%
Software	314,617	223,580	41%
Rentals	553,658	552,433	-%
Financing	591,834	586,658	1%
Support services	579,996	564,597	3%
Business services	1,452,978	1,284,215	13%
Total revenue	$4,709,716	$4,465,548	5%

Equipment sales revenue decreased 5% compared to the prior year. Lower sales of equipment in U.S. Mailing were primarily due to the postal rate case in 2007, which stimulated incremental sales during that period, weak economic conditions, and product shift toward smaller, fully featured postage machines which resulted in an overall unfavorable impact on equipment sales. International revenue increased principally due to a postal rate change in the first quarter of 2008 in France, combined with higher equipment placements throughout Europe and Asia. Foreign currency translation contributed a favorable impact of 4%.

Supplies revenue increased by 5% from the prior year. This increase was primarily driven by revenue growth in Europe as our customers continue to migrate to digital technology. Foreign currency translation contributed 3%.

Software revenue increased by 41% from the prior year primarily driven by acquisitions which contributed 27%, strong international demand for our location intelligence and customer communication software solutions, and foreign currency translation which contributed 3%.

Rentals revenue was flat compared to the prior year. Favorable foreign currency translation of 2% and higher demand in France were offset by lower revenue in the U.S., as our customers continue to downsize to smaller, fully featured machines.

Financing revenue increased 1% primarily due to foreign currency translation.

Support services revenue increased 3% from the prior year, primarily due to the favorable impact of foreign currency translation of 3%. Renewals and pricing increases offset the impact of customers down-sizing their equipment.

Business services revenue increased 13% from the prior year. The growth was driven by higher revenue in Mail Services and Marketing Services, which was partly offset by lower transaction volumes in Management Services. Acquisitions and foreign currency translation contributed 8% and 1%, respectively, to this growth.

Costs and expenses

(Dollars in thousands)	Nine Months Ended September 30,
	2008	2007

Cost of equipment sales	$484,988	$481,873
Cost of supplies	$80,673	$77,909
Cost of software	$80,107	$54,373
Cost of rentals	$114,227	$128,312
Cost of support services	$343,507	$320,832
Cost of business services	$1,138,249	$1,008,647
Selling, general and administrative	$1,473,098	$1,393,289
Research and development	$156,176	$138,364

Cost of equipment sales as a percentage of revenue increased to 53.2% in the first nine months of 2008 compared with 50.1% in the prior year, primarily due to the increase in mix of lower margin equipment sales outside the U.S.

Cost of supplies as a percentage of revenue decreased slightly to 26.4% in the first nine months of 2008 compared with 26.7% in the prior year. This variance is driven by changes in product mix.

Cost of software as a percentage of revenue increased to 25.5% in the first nine months of 2008 compared with 24.3% in the prior year primarily due to a change in the mix of business.

Cost of rentals as a percentage of revenue decreased to 20.6% in the first nine months of 2008 compared with 23.2% in the prior year primarily due to lower depreciation costs related to the transition of our product line.

Cost of support services as a percentage of revenue increased to 59.2% for the first nine months compared with 56.8% in the prior year primarily due to higher fuel costs worldwide for our direct service organization.

Cost of business services as a percentage of revenue was 78.3% for the nine months of 2008 compared to 78.5% for the prior year. The successful integration of new sites and productivity improvements at our Mail Services operations was partially offset by higher acquisition costs in both our Management Services and Mail Services operations.

SG&A expenses as a percentage of revenue increased slightly to 31.3% in the first nine months of 2008 compared with 31.2% in the prior year. The increase was due to lower revenue growth and a shift in the mix of our businesses as well as higher credit loss expenses in the U.S. Software, which is becoming a larger portion of our overall business, has a relatively higher SG&A expense ratio. These increases were largely offset by the positive impacts of our transition initiatives.

R&D expenses increased $17.8 million from the prior year as we continue to invest in developing new technologies, enhancing our products, and the acquisition of MapInfo. R&D expenses as a percentage of sales increased to 3.3% in the first nine months of 2008 from 3.1% in 2007.

Restructuring Charges and Asset Impairments

Pre-tax restructuring reserves at September 30, 2008 are composed of the following:

	Balance at				Balance at
	December 31,		Cash	Non-cash	September 30,
(Dollars in thousands)	2007	Expenses	payments	charges	2008

Severance and benefit costs	$81,251	$54,584	$(58,071)	$-	$77,764
Asset impairments	-	20,205	-	(20,205)	-
Other exit costs	5,795	10,348	(5,606)	-	10,537
Total	$87,046	$85,137	$(63,677)	$(20,205)	$88,301

We recorded pre-tax restructuring charges and asset impairments of $85.1 million in the nine months ended September 30, 2008. These charges primarily relate to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. For the nine months ended September 30, 2008, the asset impairment charges included in restructuring activities related to older technology equipment of $9.9 million primarily in France and other assets of $0.3 million. Additional asset impairments, unrelated to restructuring, were also recorded. These other impairment charges are related to intangible assets of $10.0 million principally due to a loss of a customer in our Marketing Services business and the ongoing shift in market conditions for the litigation support vertical in our Management Services business.

As a result of this program, we originally targeted a net reduction of about 1,500 positions. About half of these reductions were to be outside the U.S. As of September 30, 2008, 1,272 terminations have occurred under this program and approximately 300 additional positions have been eliminated. We expect to incur approximately $15 million of restructuring charges in the fourth quarter 2008 associated with actions identified to date; however, we continue to evaluate additional actions in conjunction with this program. We expect to complete the majority of this program by the end of 2008. The majority of the liability at September 30, 2008 is expected to be paid by mid-2009 from cash generated from operations.

Net interest expense

Interest expense for the nine months ended September 30, 2008 and 2007:

(Dollars in thousands)	Nine Months Ended September 30,
	2008	2007	% change

Interest expense, net	$167,464	$179,654	(7)%

Net interest expense decreased by $12.2 million or 7% in the nine months ended September 30, 2008 compared with the prior year. A 57 basis point change in our average interest rate, as a result of lower interest rates on our floating rate debt, was partially offset by an increase in average borrowings of $273 million.

Income taxes

The effective tax rate for the first nine months of 2008 was 36.8% compared with 34.6% in the prior year. The increase is principally due to the low tax benefit associated with restructuring expenses recorded in 2008, and an additional tax accrual of $6.5 million in the first quarter of 2008 associated with lease refunds in the U.K. and Ireland.

Minority interest (preferred stock dividends of subsidiaries)

The following table details dividends paid to preferred stockholders for the nine months ended September 30, 2008 and 2007:

(Dollars in thousands)	Nine Months Ended September 30,
	2008	2007

Preferred stock dividends of subsidiaries	$16,134	$14,404

In August 2008, we redeemed 100% of the outstanding Cumulative Preferred Stock issued previously by a subsidiary company for $10 million. This redemption resulted in a net expense of $1.8 million.

Discontinued operations

The following table details the components of discontinued operations for the nine months ended September 30, 2008 and 2007:

(Dollars in thousands)	Nine Months Ended September 30,
	2008	2007

Net loss from discontinued operations, net of tax	$8,726	$4,695

Net loss for the nine months ended September 30, 2008 and 2007 relates to the accrual of interest on uncertain tax positions.

Liquidity and Capital Resources

In light of recent market events, we have conducted an extensive review of our liquidity provisions. We have not determined a material variation in the underlying sources of cash flows currently used to finance the operations of the company. To date, we have had consistent access to the commercial paper market. In addition, we have carefully monitored the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers to Pitney Bowes through credit ratings and the credit default swap market for material changes. Lease and loan customer payments are running slightly slower in the third quarter of 2008, but overall delinquency has not increased significantly, or beyond historical levels. We recognize that there are risks in the economy and are closely monitoring the portfolio condition. We will record loss provisions, as necessary, to ensure the business is adequately reserved.

We believe that cash flow from operations, existing cash and liquid investments, as well as borrowing capacity under our commercial paper program, the existing credit facility and debt capital markets should be sufficient to finance our capital requirements and to cover our customer deposits. Our potential uses of cash include but are not limited to the following: growth and expansion opportunities; internal investments; customer financing; tax payments; interest and dividend payments; share repurchase program; pension and other benefit plan funding; and acquisitions.

Cash Flow Summary

The change in cash and cash equivalents is as follows:

(Dollars in thousands)	Nine Months Ended September 30,
	2008	2007

Cash provided by operating activities	$741,702	$696,768
Cash used in investing activities	(201,486)	(739,698)
Cash (used in) provided by financing activities	(452,998)	137,442
Effect of exchange rate changes on cash	(5,608)	5,149
Increase in cash and cash equivalents	$81,610	$99,661

2008 Cash Flows

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. A lower investment in finance receivables of $74.3 million and an increase in advanced billings of $16.3 million contributed to this increase in cash. In addition, the timing of tax payments favorably contributed $93.5 million. Partially offsetting these positive impacts was a reduction in accounts payable and accrued liabilities of $94.9 million, primarily due to timing of payments.

Net cash used in investing activities consisted principally of capital expenditures of $170.0 million combined with acquisitions of $69.0 million partially offset by increased reserve account balances for customer deposits of $16.6 million and a reduction in investments of $21.7 million.

Net cash used in financing activities consisted primarily of dividends paid to stockholders of $219.4 million and stock repurchases of $333.2 million, partially offset by proceeds from issuance of stock of $16.6 million and a net increase in notes payable and long-term obligations of $94.9 million. We also paid $11.8 million associated with the redemption of 100% of the outstanding Cumulative Preferred Stock issued previously by a subsidiary company.

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

Capital Expenditures

During the first nine months of 2008, capital expenditures included $86.3 million in net additions to property, plant and equipment and $83.7 million in net additions to rental equipment and related inventories compared with $107.9 million and $94.1 million, respectively, in the same period in 2007.

Financings and Capitalization

We have a commercial paper program that is a significant source of liquidity. During the credit crisis, we have continued to have consistent access to the commercial paper market and have issued commercial paper with longer maturities. As of September 30, 2008, we had $829 million of outstanding commercial paper issuances. We also have a committed line of credit of $1.5 billion which supports commercial papers issuances and is guaranteed by a syndicate of 15 banks until 2011. As of September 30, 2008, this line of credit has not been drawn down.

As of September 30, 2008, we had $350 million available under an existing shelf registration statement filed in February 2005 with the SEC. This shelf registration statement is set to expire on December 1, 2008. In anticipation of this expiration, we filed a “Well-known Seasoned Issuer” registration statement with the SEC on June 18 permitting the issuance of debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We adopted this Statement for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We do not expect the adoption of this Statement for nonfinancial items effective January 1, 2009 to have a material impact on our financial position, results of operations, or cash flows. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of FSP 157-3. See Note 16, “Fair Value Measurements,” to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141(R) requires fair value measurements at the date of acquisition, with limited exceptions specified in the Statement. Some of the major impacts of this new standard include expense recognition for transaction costs and restructuring costs. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The most significant impacts of adopting SFAS 141 (R) will be the requirement for us to expense transaction and restructuring costs. We do not expect the adoption of this Statement to have a material impact on our financial position, results of operations, or cash flows.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removed the requirement of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141, “Business Combinations”. FSP FAS 142-3 will be applied prospectively beginning January 1, 2009. We do not expect the adoption of this Statement to have a material impact on our financial position, results of operations, or cash flows.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP amends SFAS 133 to require a seller of credit derivatives, including credit derivatives embedded in a hybrid instrument, to provide certain disclosures for each statement of financial position presented. These disclosures are required even if the likelihood of having to make payments is remote. To make the disclosures consistent with the disclosures that will now be required for credit derivatives, FIN 45-4 was issued to require guarantors to disclose the current status of the payment/performance risk of the guarantee. This FSP also clarifies that SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The FSP is effective for reporting periods after November 15, 2008 for the amendments and on September 12, 2008 for the effective date of SFAS 161. The Company does not sell credit derivatives. The Company will comply with the additional disclosure requirement for guarantees beginning in the fourth quarter of 2008.

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

Under the direction of our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2008. In addition, no change in internal control over financial reporting occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Ricoh Corporation et al. v. Pitney Bowes Inc. (United States District Court, District of New Jersey, filed November 26, 2002). On September 8, 2008, the Court of Appeals for the Federal Circuit affirmed the District Court’s decision in the company’s favor in this patent litigation. Unless Ricoh successfully petitions the United States Supreme Court to hear a further appeal, this case is concluded.

Imagitas, Inc., Drivers’ Privacy Protection Act Litigation, MDL Docket No. 1828 (United States Court of Appeals, Eleventh Judicial Circuit, on appeal from the United States District Court, Middle District of Florida). On April 9, 2008, the District Court granted Imagitas’ motion for summary judgment in one of the coordinated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). On July 30, 2008, the court issued a final judgment on the Rine litigation and stayed all of the other cases filed against Imagitas pending an appellate decision on the Rine litigation. On August 27, 2008, the plaintiffs in the Rine litigation, filed an appeal of the District Court’s decision. The appellate process in this case is proceeding.

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

The following table summarizes our share repurchase activity under active programs during the first nine months of 2008:

			Total number of	Approximate dollar value
	Total number	Average price	shares purchased as	of shares that may yet be
	of shares	paid per	part of a publicly	purchased under the plan
	purchased	share	announced plan	(in thousands)
December 2007 Balance				$406,607
January 2008	2,162,600	$35.91	2,162,600	$328,942
February 2008	1,918,500	$37.17	1,918,500	$257,636
March 2008	875,600	$35.43	875,600	$226,610
April 2008	2,222,500	$35.78	2,222,500	$147,085
May 2008	356,000	$36.21	356,000	$134,194
June 2008	-	-	-	$134,194
July 2008	-	-	-	$134,194
August 2008	-	-	-	$134,194
September 2008	1,711,335	$35.54	1,711,335	$73,376
	9,246,535		9,246,535

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

November 7, 2008

/s/ Michael Monahan
Michael Monahan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ S. J. Green
S. J. Green
Vice President – Finance and
Chief Accounting Officer
(Principal Accounting Officer)

Index of Exhibits

Reg. S-K
Exhibits	Description

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Section 1350 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Section 1350 Certification of Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.