Form 10-K
period 2008-12-31
PITNEY BOWES INC /DE/
filed 2009-02-26
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission file number: 1-3579

PITNEY BOWES INC.

Incorporated in Delaware	I.R.S. Employer Identification No.
1 Elmcroft Road, Stamford, Connecticut 06926-0700	06-0495050
(203) 356-5000

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value per share	New York Stock Exchange
$2.12 Convertible Cumulative Preference Stock (no par value)	New York Stock Exchange

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

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,104,955,286 based on the closing sale price as reported on the New York Stock Exchange.

Number of shares of common stock, $1 par value, outstanding as of close of business on February 23, 2009: 206,320,872 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission (the Commission) on or before March 31, 2009 and to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders to be held May 11, 2009, are incorporated by reference in Part III of this Form 10-K.

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

We operate in two business groups: Mailstream Solutions and Mailstream Services. We operate both inside and outside the United States. See Note 18 to the Consolidated Financial Statements for financial information concerning revenue, earnings before interest and taxes (EBIT) and identifiable assets, by reportable segment and geographic area.

For more information about us, our products, services and solutions, visit www.pb.com. Also, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments or exhibits to those reports will be made available, free of charge through our Investor Relations section of our website at www.pb.com/investorrelations, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Commission. The information found on our website is not part of this or any other report we file with or furnish to the Commission.

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

Production Mail: Includes the worldwide revenue and related expenses from the sale, financing, support and other professional services of our high-speed, production mail systems and sorting equipment.

Software: Includes the worldwide revenue and related expenses from the sale and support services of non-equipment-based mailing and customer communication and location intelligence software.

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

Credit Policies

We establish credit approval limits and procedures at regional, divisional, subsidiary and corporate levels based on the credit quality of the customer and the type of product or service provided to control risk in extending credit to customers. In addition, we utilize an automatic approval program (AAP) for certain leases within our internal financing operations. The AAP program is designed to facilitate low dollar transactions by utilizing historical payment patterns and losses realized for customers with common credit characteristics. The program dictates the criteria under which we will accept a customer without performing a more detailed credit investigation. The AAP considers criteria such as maximum equipment cost, a customer’s time in business and payment experience with us. We base our credit decisions primarily on a customer’s financial strength.

We monitor the portfolio closely by analyzing industry sectors, delinquency trends by product line and exposures to ensure reserve levels and credit policies reflect current trends to proactively manage risk. Management has taken additional actions in 2008 such as reducing credit lines, strengthening collection resources, and revising credit policies to be more selective in managing the portfolio in this current economic cycle.

Competition

We are a leading supplier of products and services in the large majority of our business segments. Our meter base and our continued ability to place and finance meters in key markets is a significant contributor to our current and future revenue and profitability. However, all of our segments face competition from a number of companies. In particular, we face competition for new placements of mailing equipment from other postage meter and mailing machine suppliers, and our mailing products, services and software face competition from products and services offered as alternative means of message communications. Leasing companies, commercial finance companies, commercial banks and other financial institutions compete, in varying degrees, in the markets in which our finance operations do business. Our competitors range from very large, diversified financial institutions to many small, specialized firms. We offer a complete line of products and services as well as a variety of finance and payment offerings to our customers. We finance the majority of our products through our captive financing business and we are a major provider of business services to the corporate, financial services, professional services and government markets, competing against national, regional and local firms specializing in facilities and document management throughout the world.

We believe that our long experience and reputation for product quality, and our sales and support service organizations are important factors in influencing customer choices with respect to our products and services.

Research, Development and Intellectual Property

Our significant investment in research and development operations differentiates us from our competitors. We have many research and development programs that are directed toward developing new products and service offerings. As a result of our research and development efforts, we have been awarded a number of patents with respect to several of our existing and planned products. We do not believe our businesses are materially dependent on any one patent or any group of related patents or on any one license or any group of related licenses. Our expenditures for research and development were $206 million, $186 million and $165 million in 2008, 2007 and 2006, respectively.

Material Supplies

We depend on third-party suppliers for a variety of services, components, supplies and a large portion of our product manufacturing. We believe we have adequate sources for our purchases of materials, components, services and supplies for products that we manufacture or assemble. However, as we continue to shift from direct manufacturing to assembly of our products, we rely to an increasing extent on third-party suppliers.

Regulatory Matters

We are subject to the U.S. Postal Service’s (USPS) regulations and those of foreign postal authorities, related to product specifications and business practices involving our postage meters. From time to time, we will work with these governing bodies to help in the enhancement and growth of mail and the mail channel. See “Legal and Regulatory Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

Employees and Employee Relations

At December 31, 2008, we employed 25,327 persons in the U.S. and 9,813 persons outside the U.S. Headcount decreased in 2008 compared to 2007 primarily due to our restructuring initiatives during 2008. We believe that our current relations with employees are very good. The large majority of our employees are not represented by any labor union. Our management follows the policy of keeping employees informed of decisions, and encourages and implements employee suggestions whenever practicable.

ITEM 1A. – RISK FACTORS

In addition to other information and risk disclosures contained in this Form 10-K, the risk factors discussed in this section should be considered in evaluating our business. We work to manage and mitigate these risks proactively, including through our use of an enterprise risk management program. In our management of these risks, we also evaluate the potential for additional opportunities to mitigate these risks. Nevertheless, the following risks, some of which may be beyond our control, could materially impact our brand and reputation or results of operations or could cause future results to differ materially from our current expectations:

Postal regulations and processes

The majority of our revenue is directly or indirectly subject to regulation and oversight by the USPS and foreign postal authorities. We also depend on a healthy postal sector in the geographic markets where we do business, which could be influenced positively or negatively by legislative or regulatory changes in the United States, another country or in the European Union. Our profitability and revenue in a particular country could be affected by adverse changes in postal regulations, the business processes and practices of individual posts, the decision of a post to enter into particular markets in direct competition with us, and the impact of any of these changes on postal competitors that do not use our products or services. These changes could affect product specifications, service offerings, customer behavior and the overall mailing industry.

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

Dependence on third-party suppliers

We depend on third-party suppliers for a variety of services, components, supplies and a portion of our product manufacturing. In certain instances, we rely on single sourced or limited sourced suppliers around the world because the relationship is advantageous due to quality or price or there are no alternative sources. If production or service was interrupted and we were not able to find alternate suppliers, we could experience disruptions in manufacturing and operations including product shortages, an increase in freight costs, and re-engineering costs. This could result in our inability to meet customer demand, damage our reputation and customer relationships and adversely affect our business.

Access to additional liquidity and current market volatility

We provide financing services to our customers for equipment, postage, and supplies. Our ability to provide these services is largely dependent upon our continued access to the U.S. capital markets. An additional source of liquidity for the company consists of deposits held in our wholly-owned industrial loan corporation, Pitney Bowes Bank (“Bank”). A significant credit ratings downgrade, material capital market disruptions, significant withdrawals by depositors at the Bank, or adverse changes to our industrial loan charter could impact our ability to maintain adequate liquidity, and impact our ability to provide competitive offerings to our customers.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. A sizeable portion of Pitney Bowes’ total borrowings has been issued in the commercial paper markets and, although Pitney Bowes has continued to have unencumbered access to the commercial paper markets, there can be no assurance that such markets will continue to be a reliable source of short-term financing for us. Under further deteriorating market conditions, there may be no assurance that other funding sources would be available or sufficient.

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

Dependence on information systems

Our portfolio of product, service and financing solutions increases our dependence on information technologies. We maintain a secure system to collect revenue for certain postal services, which is critical to enable both our systems and the postal systems to run reliably. The continuous and uninterrupted performance of our systems is critical to our ability to support and service our customers and to support postal services. Although we maintain back-up systems, these systems could be damaged by acts of nature, power loss, telecommunications failures, computer viruses, vandalism and other unexpected events. If our systems were disrupted, we could be prevented from fulfilling orders and servicing customers and postal services, which could have an adverse effect on our reputation and business.

Intellectual property infringement

We rely on copyright, trade secret, patent and other intellectual property laws in the United States and similar laws in other countries to establish and protect proprietary rights that are important to our business. If we fail to enforce our intellectual property rights, our business may suffer. We, or our suppliers, may be subject to third-party claims of infringement on intellectual property rights. These claims, if successful, may require us to redesign affected products, enter into costly settlement or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products.

Litigation and regulation

Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As a large multi-national corporation that does business globally, subsequent developments in legal proceedings, including private civil litigations or proceedings brought by governmental entities, or changes in laws or regulations or their interpretation or administration, including developments in antitrust law or regulation, employment law or regulation, tax law and regulation, class actions, or intellectual property litigations, could result in an adverse effect on our results of operations. For a description of current legal proceedings and regulatory matters, see “Legal Proceedings” in Item 3 and “Legal and Regulatory Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

Government contracts

Many of our contracts are with governmental entities. Government contracts are subject to extensive and complex government procurement laws and regulations, along with regular audits of contract pricing and our business practices by government agencies. If we are found to have violated some provisions of the government contracts, we could be required to provide a refund, pay significant damages, or be subject to contract cancellation, civil or criminal penalties, fines, or debarment from doing business with the government. Any of these events could not only affect us financially but also adversely affect our brand and reputation.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2. – PROPERTIES

Our world headquarters and certain other facilities are located in Stamford, Connecticut. We have over 500 facilities that are either leased or owned throughout the U.S. and other countries. Our Mailstream Solutions and Mailstream Services businesses utilize these facilities jointly and separately. We continue to have limited manufacturing and assembly of products in our Danbury, Connecticut and Harlow, United Kingdom locations. We also have two principal research and development facilities in our Shelton, Connecticut and Noida, India locations. We believe that our manufacturing, administrative and sales office properties are adequate for the needs of all of our operations.

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

Our wholly-owned subsidiary, Imagitas, Inc., is a defendant in ten purported class actions filed in six different states. These lawsuits have been coordinated in the United States District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleges that the Imagitas DriverSource program violates the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas enters into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assists the state in performing its governmental function of delivering these mailings and funding the costs of them. The plaintiffs in these actions are seeking both statutory damages under the DPPA and an injunction against the continuation of the program. On April 9, 2008, the District Court granted Imagitas’ motion for summary judgment in one of the coordinated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). On July 30, 2008, the District Court issued a final judgment in the Rine lawsuit and stayed all of the other cases filed against Imagitas pending an appellate decision in Rine. On August 27, 2008, the Rine plaintiffs filed an appeal of the District Court’s decision in the United States Court of Appeals, Eleventh Judicial Circuit. The appellate process in this case is proceeding.

We expect to prevail in the lawsuits against Imagitas; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our stockholders during the three months ended December 31, 2008.

PART II

ITEM 5. –	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pitney Bowes common stock is traded under the symbol “PBI”. The principal market is the New York Stock Exchange (NYSE). Our stock is also traded on the Boston, Chicago, Philadelphia, Pacific and Cincinnati stock exchanges. At January 31, 2009, we had 23,337 common stockholders of record.

On February 3, 2009, our Board of Directors authorized a one-cent increase of our quarterly common stock dividend to $0.36 per share, marking the 27th consecutive year that we have increased the dividend on our common stock. This represents a 3 percent increase and applies to the dividend with a record date of February 20, 2009.

See Equity Compensation Plan Information Table in Item 12 of this Form 10-K for information regarding securities for issuance under our equity compensation plans.

Stock Information

Dividends per common share:

Quarter	2008	2007

First	$0.35	$0.33
Second	0.35	0.33
Third	0.35	0.33
Fourth	0.35	0.33

Total	$1.40	$1.32

Quarterly price ranges of common stock as reported on the NYSE:

	2008		2007

Quarter	High	Low	High	Low

First	$38.35	$32.64	$48.95	$44.61
Second	$39.39	$33.56	$49.70	$45.22
Third	$39.98	$31.20	$48.91	$43.04
Fourth	$33.44	$20.83	$47.07	$36.40

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

In March 2007, our Board of Directors authorized $300 million for repurchases of outstanding shares of our common stock in the open market. In November 2007, our Board of Directors increased this share repurchase authorization by $365.4 million. We repurchased 6.1 million shares at a total price of $258.8 million during 2007 under this program. During the first nine months of 2008, we repurchased 9.2 million shares at a total price of $333.2 million. No shares were purchased during the fourth quarter of 2008, leaving $73.4 million available for future repurchases under this program at December 31, 2008.

For the combined 2006 and 2007 programs, we repurchased a total of 9.1 million shares for a total price of $400.0 million during 2007.

Stock Performance Graph

The accompanying graph compares the most recent five-year performance of Pitney Bowes common stock with the Standard and Poor’s (“S&P”) 500 Composite Index, and Peer Group Index.

The Peer Group Index is comprised of the following companies: Automatic Data Processing, Inc. (ADP), Diebold, Inc., R.R. Donnelley & Sons Co., DST Systems, Inc., Fedex Corporation, Hewlett-Packard Company, Ikon Office Solutions, Inc. (acquired by Ricoh Company, Ltd. on November 3, 2008), Lexmark International, Inc., Pitney Bowes Inc., United Parcel Service, Inc., and Xerox Corporation.

Total return for the Peer Group and the S&P 500 Composite Index is based on market capitalization, weighted for each year.

All information is based upon data independently provided to the Company by the Standard & Poor’s Corporation and is derived from their official total return calculation.

The graph shows that on a total return basis, assuming reinvestment of all dividends, $100 invested in the company’s common stock on December 31, 2003 would have been worth $74 on December 31, 2008. By comparison, $100 invested in the S&P 500 Composite Index on December 31, 2003 would have been worth $90 on December 31, 2008. An investment of $100 in the Peer Group on December 31, 2003 would have been worth $106 on December 31, 2008.

	Indexed Returns December 31,

Company Name / Index	2003	2004	2005	2006	2007	2008

Pitney Bowes	100	117	110	124	105	74
S&P 500	100	111	116	135	142	90
Peer Group	100	112	115	137	143	106

ITEM 6. –        SELECTED FINANCIAL DATA

The following tables summarize selected financial data for the Company, and should be read in conjunction with the more detailed consolidated financial statements and related notes thereto included under Item 8 of this Form 10-K.

Summary of Selected Financial Data
(Dollars in thousands, except per share amounts)

	Years ended December 31,

	2008	2007	2006	2005	2004

Total revenue	$6,262,305	$6,129,795	$5,730,018	$5,366,936	$4,832,304
Total costs and expenses	5,549,128	5,469,084	4,815,528	4,555,268	4,223,914
Income from continuing operations before income taxes and minority interest	713,177	660,711	914,490	811,668	608,390
Provision for income taxes	244,929	280,222	335,004	328,597	197,317
Minority interest (preferred stock dividends of subsidiaries)	20,755	19,242	13,827	9,828	5,634

Income from continuing operations	447,493	361,247	565,659	473,243	405,439
(Loss) income from discontinued operations, net income tax	(27,700)	5,534	(460,312)	35,368	56,557

Net income	$419,793	$366,781	$105,347	$508,611	$461,996

Basic earnings per share of common stock: (1)
Continuing operations	$2.15	$1.65	$2.54	$2.07	$1.76
Discontinued operations	(0.13)	0.03	(2.07)	0.15	0.24

Net income	$2.01	$1.68	$0.47	$2.22	$2.00

Diluted earnings per share of common stock:
Continuing operations	$2.13	$1.63	$2.51	$2.04	$1.73
Discontinued operations	(0.13)	0.03	(2.04)	0.15	0.24

Net income	$2.00	$1.66	$0.47	$2.19	$1.97

Total cash dividends on common, preference and preferred stock	$291,611	$288,790	$285,051	$284,348	$282,265
Cash dividends per share of common stock	$1.40	$1.32	$1.28	$1.24	$1.22
Average common and potential common shares outstanding	209,699,471	221,219,746	225,443,060	232,089,178	234,229,987
Depreciation and amortization	$379,117	$383,141	$363,258	$331,963	$306,750
Capital expenditures	$237,308	$264,656	$327,877	$291,550	$316,982

Balance sheet
Total assets	$8,736,431	$9,465,731	$8,527,331	$10,553,957	$10,161,682
Long-term debt	$3,934,865	$3,802,075	$3,847,617	$3,849,623	$3,164,688
Total debt	$4,705,366	$4,755,842	$4,338,157	$4,707,365	$4,375,163
Preferred stockholders’ equity in subsidiary companies	$374,165	$384,165	$384,165	$310,000	$310,000
Stockholders’ (deficit) equity (see Note 9)	$(187,879)	$660,169	$716,055	$1,381,115	$1,366,018

Other
Common stockholders of record	21,914	21,574	22,923	23,639	26,129
Total employees	35,140	36,165	34,454	34,165	35,183

(1) The sum of the earnings per share amounts may not equal the totals above due to rounding.

ITEM 7. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Forward-Looking Statements” and elsewhere in this report.

Overview

Revenue grew 2% in 2008 to $6.3 billion, of which acquisitions contributed 3%.

Income from continuing operations was $447.5 million in 2008 compared with $361.2 million in 2007 and diluted earnings per share from continuing operations was $2.13 compared with $1.63 in 2007. Diluted earnings per share from continuing operations was reduced by restructuring charges and asset impairment charges of 69 cents and 87 cents, in 2008 and 2007, respectively. In 2008, diluted earnings per share from continuing operations also included positive tax adjustments of 4 cents related primarily to deferred tax assets associated with certain U.S. leasing transactions. In 2007, diluted earnings per share from continuing operations was also reduced by 5 cents for the purchase accounting alignment of MapInfo, and 16 cents for tax adjustments related principally to a valuation allowance for net operating losses outside the U.S.

Despite volatile economic conditions, particularly in the second half of 2008, certain of our business segments produced solid results, including both revenue and EBIT growth at International Mailing, Mail Services and Marketing Services. In addition, International Mailing, worldwide Production Mail, and Marketing Services improved their EBIT margins as well. These strong performances were offset by revenue declines at U.S. Mailing due to lower equipment sales due in part from the prior year stimulus from sales of shape-based kits, lower financing and rental revenues. Also, declines in worldwide Production Mail were due to the effects of a slowdown in U.S. sales as large enterprises curtailed large-ticket capital expenditures due to ongoing credit constraints and global economic uncertainty.

In late 2007, we announced a plan to lower our cost structure, accelerate efforts to improve operational efficiencies, enhance our customer experience, and to transition our product line. On completion of this program, which continued throughout 2008, we reduced our global workforce by roughly eight percent and improved margins in many of our business segments.

In addition, we generated $990 million in cash from operations during 2008.

See “Results of Operations” for 2008, 2007 and 2006 for a more detailed discussion of our results of operations.

Outlook

Our business model and the actions we have taken to significantly reduce costs and streamline our operations, will help mitigate, but do not eliminate the effects of prolonged global economic weakness and unanticipated currency fluctuations. Two external factors in particular, the strengthening of the U.S. dollar and the Japanese yen last year and the significant increase in pension costs related to recent changes in capital markets and other assumptions, will negatively impact 2009 reported results.

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

Results of Operations 2008 Compared to 2007

Business segment revenue

The following table shows revenue in 2008 and 2007 by business segment.

Prior year results have been reclassified to conform to the current year presentation. Refer to Note 18 to the Consolidated Financial Statements for further detail on these changes.

(Dollars in millions)	2008	2007	% change	% contribution from acquisitions

Revenue:
U.S. Mailing	$2,207	$2,364	(7)%	0%
International Mailing	1,133	1,070	6%	1%
Production Mail	616	623	(1)%	0%
Software	400	326	23%	20%

Mailstream Solutions	4,356	4,383	(1)%	2%

Management Services	1,172	1,135	3%	6%
Mail Services	542	441	23%	10%
Marketing Services	192	171	12%	5%

Mailstream Services	1,906	1,747	9%	7%

Total Revenue	$6,262	$6,130	2%	3%

Mailstream Solutions revenue decreased 1% to $4.4 billion. Within Mailstream Solutions:

U.S. Mailing’s revenue decreased 7% due to lower equipment placements, rental revenue, and lower financing revenue. The lower equipment revenues were driven in part by the prior year benefits from the sale of mailing equipment shape-based upgrade kits and by customer buying decisions influenced by uncertainty created by weak economic conditions. International Mailing’s revenue grew by 6% and benefited 2% from favorable foreign currency translation and 1% from acquisitions. Revenue growth benefited from strong growth in France, Germany, Norway and other parts of Europe as well as in Latin America; and continued growth in supplies. Worldwide revenue for Production Mail decreased 1% due to lower equipment sales in the U.S., parts of Europe and Latin America as economic uncertainty slowed large-ticket capital expenditures by many large enterprises worldwide. This decrease was partly offset by continued strong demand in the U.K. and France for high-speed, intelligent inserting systems. Software revenue increased 23% from prior year, driven by the positive impact of acquisitions of 20%. Software sales increased outside of the U.S., but declined within the U.S. driven by the economic uncertainty, which has resulted in fewer large-ticket licensing deals than in the prior year as customers assess the overall business environment.

Mailstream Services revenue grew 9% to $1.9 billion. Within Mailstream Services:

Management Services revenue grew 3% driven by acquisitions, which contributed 6% to segment revenue growth. The segment’s revenue growth was partially offset by lower print and transaction volumes for some customers, especially in the U.S. financial services sector. Mail Services revenue grew 23% due to continued growth in presort and international mail services of 14% and acquisitions, which contributed 10% to segment revenue growth. Marketing Services revenue grew 12% driven primarily by higher volumes in our mover-source program, partially offset by the company’s planned phased exit from the motor vehicle registration services program.

Business segment earnings before interest and taxes (EBIT)

We use EBIT as a measure of our segment profitability.

Refer to the reconciliation of segment amounts to income from continuing operations before income taxes and minority interest in Note 18 to the Consolidated Financial Statements.

The following table shows EBIT in 2008 and 2007 by business segment.

Prior year results have been reclassified to conform to the current year presentation. Refer to Note 18 to the Consolidated Financial Statements for further detail on these changes.

(Dollars in millions)	2008	2007	% change

EBIT
U.S. Mailing	$896	$965	(7)%
International Mailing	185	162	14%
Production Mail	81	74	10%
Software	28	37	(23)%

Mailstream Solutions	1,190	1,238	(4)%

Management Services	70	76	(8)%
Mail Services	69	57	22%
Marketing Services	16	9	76%

Mailstream Services	155	142	9%

Total EBIT	$1,345	$1,380	(3)%

Mailstream Solutions EBIT decreased 4% to $1.2 billion. Within Mailstream Solutions:

U.S. Mailing’s EBIT decreased 7% principally due to the lower revenue growth, but was partly offset by positive impacts of our ongoing actions to reduce costs and streamline operations. International Mailing’s EBIT grew 14% as improved EBIT margins resulted from the Company’s actions over the last two years to reduce costs through the outsourcing of manufacturing and the consolidation of back office operations. Production Mail’s EBIT increased 10% due to ongoing actions to reduce administrative costs and improve gross margins in anticipation of a slowing capital investment environment. Software’s EBIT decreased 23% primarily due to the lower revenues in the U.S., product mix and the planned investments in the expansion of the Company’s distribution channel and globalization of its research and development infrastructure.

Mailstream Services EBIT increased 9% to $155 million. Within Mailstream Services:

Management Services EBIT decreased 8% due to weakness in the Company’s management services businesses outside the U.S., particularly in the U.K. and Germany. These decreases were partially offset by actions taken to reduce the fixed cost structure of its U.S. operations. Mail Services EBIT increased 22% as a result of operating leverage from an increase in mail volume and increased operating efficiency, partly offset by the integration costs associated with acquisitions in the U.S. and U.K. Marketing Services EBIT increased by 76% driven by higher volumes in the Company’s mover-source program and its phased exit from the motor vehicle registration services program.

Revenue by source

(Dollars in millions)	2008	2007	% change

Equipment sales	$1,252	$1,336	(6)%
Supplies	392	393	0%
Software	424	346	23%
Rentals	728	739	(1)%
Financing	773	790	(2)%
Support services	769	761	1%
Business services	1,924	1,765	9%

Total revenue	$6,262	$6,130	2%

Equipment sales revenue decreased 6% compared to the prior year. Lower sales of equipment in U.S. Mailing were primarily due to the postal rate case in 2007, which resulted in incremental sales of mailing equipment shape-based upgrade kits during that period and pulled sales forward from 2008, weakening global economic conditions, and product shift toward smaller, fully featured postage machines. International sales revenue, excluding the positive impact from foreign currency of 2% and acquisitions of 2%, increased 2% principally due to a postal rate change in the first quarter of 2008 in France, combined with higher equipment placements throughout Europe. Foreign currency translation contributed an overall favorable impact of 1% to equipment sales revenue.

Supplies revenue in 2008 was flat compared to the prior year. The decline of supplies revenue in the U.S was due to lower volumes, offset by an increase in supplies revenue in Europe as our customers continue to migrate to digital technology. Foreign currency translation contributed 1% to supplies revenue.

Software revenue increased by 23% from the prior year primarily driven by acquisitions which contributed 19% to revenue growth and strong international demand for our location intelligence and customer communication software solutions. Foreign currency translation had a negative impact of 2%.

Rentals revenue decreased 1% compared to the prior year. Favorable foreign currency translation of 1% and higher demand in France were offset by lower revenue in the U.S., as our customers continue to downsize to smaller, fully featured machines.

Financing revenue decreased 2% compared to the prior year. Lower equipment sales have resulted in a corresponding decline in the U.S. lease portfolio.

Support services revenue increased 1% from the prior year primarily due to the favorable impact of foreign currency translation of 1%. Renewals and pricing increases offset the impact of customers down-sizing their equipment.

Business services revenue increased 9% from the prior year, of which acquisitions contributed 7%. The additional growth was driven by higher revenues in Mail Services and Marketing Services, partly offset by lower transaction volumes in Management Services.

Costs of revenue

			Percentage of Revenue

(Dollars in millions)	2008	2007	2008	2007

Cost of equipment sales	$663	$697	53.0%	52.2%
Cost of supplies	$104	$107	26.5%	27.1%
Cost of software	$101	$82	23.9%	23.7%
Cost of rentals	$154	$171	21.1%	23.2%
Cost of support services	$448	$433	58.3%	56.9%
Cost of business services	$1,508	$1,381	78.4%	78.2%

Cost of equipment sales as a percentage of revenue increased to 53.0% in 2008 compared with 52.2% in the prior year, primarily due to the increase in mix of lower margin equipment sales outside the U.S. and the prior year sales of high margin upgrade kits.

Cost of supplies as a percentage of revenue decreased to 26.5% in 2008 compared with 27.1% in the prior year. This variance is driven by a change in the mix of business.

Cost of software as a percentage of revenue increased to 23.9% in 2008 compared with 23.7% in the prior year primarily due to a change in the mix of business.

Cost of rentals as a percentage of revenue decreased to 21.1% in 2008 compared with 23.2% in the prior year primarily due to lower depreciation costs related to the transition of our product line.

Cost of support services as a percentage of revenue increased to 58.3% in 2008 compared with 56.9% in the prior year. Improvements in our Production Mail segment due to the impact of our transition initiatives were more than offset by higher service costs in our U.S. and International Mailing businesses.

Cost of business services as a percentage of revenue was 78.4% in 2008 compared with 78.2% in the prior year. For Mail Services, continued integration costs associated with the current year acquisitions of a multi-site presort operation in the U.S. and U.K. were more than offset by the successful integration of other recently acquired sites and productivity improvements.

Selling, general and administrative expenses

			Percentage of Revenue

(Dollars in millions)	2008	2007	2008	2007

	$1,948	$1,907	31.1%	31.1%

Selling, general and administrative expenses, as a percentage of total revenue, remained flat at 31.1%. The benefits gained from our transition initiatives were offset by lower revenue growth and a shift in the mix of our business as well as higher credit loss expenses in the U.S. Software, which is continuing to become a larger portion of our overall business, has a relatively higher selling, general and administrative expense ratio.

Research and development expenses

(Dollars in millions)	2008	2007	% change

	$206	$186	11%

Research and development expenses increased $20 million, or 11%, as we continue to invest in developing new technologies, enhancing our products, and expanding our offshore development capabilities. R&D expenses as a percentage of total revenue increased to 3.3% in 2008 from 3.0% in 2007.

Net interest expense

(Dollars in millions)	2008	2007	% change

	$216	$242	(11)%

Net interest expense decreased $25 million or 11%, from prior year due to lower average interest rates during the year. Our variable and fixed rate debt mix, after adjusting for the effect of interest rate swaps, was 22% and 78%, respectively, at December 31, 2008.

We do not allocate interest costs to our business segments.

Income taxes / effective tax rate

2008	2007

34.3%	42.4%

The effective tax rate declined 8.1% in 2008 primarily as a result of a $54 million tax charge in 2007 related principally to a valuation allowance for certain deferred tax assets and tax rate changes outside the U.S.

Minority interest (preferred stock dividends of subsidiaries)

(Dollars in millions)	2008	2007	% change

	$21	$19	8%

Minority interest includes dividends paid to preferred stockholders in subsidiary companies. In August 2008, we redeemed 100% of the outstanding Cumulative Preferred Stock issued previously by a subsidiary company for $10 million. This redemption resulted in a net loss of $1.8 million accounting for the year over year increase.

Discontinued operations

(Dollars in millions)	2008	2007

Revenue	$—	$—
Pretax income	$—	$—

Net income	$(28)	$6

Total discontinued operations, net of tax	$(28)	$6

Net loss in 2008 includes accruals of tax and interest on uncertain tax positions. 2007 includes a gain of $11.3 million from uncertain tax positions, net of an interest accrual for uncertain tax positions of $5.8 million. See Note 2 to the Consolidated Financial Statements for further discussion and details of discontinued operations.

Results of Operations 2007 Compared to 2006

Business segment revenue

The following table shows revenue in 2007 and 2006 by business segment.

Results have been reclassified to conform to the current year presentation. Refer to Note 18 to the Consolidated Financial Statements for further detail on these changes.

(Dollars in millions)	2007	2006	% change	% contribution from acquisitions

Revenue:
U.S. Mailing	$2,364	$2,362	0%	1%
International Mailing	1,070	1,013	6%	0%
Production Mail	623	596	5%	2%
Software	326	182	79%	31%

Mailstream Solutions	4,383	4,153	6%	3%

Management Services	1,135	1,074	6%	3%
Mail Services	441	358	23%	4%
Marketing Services	171	145	18%	14%

Mailstream Services	1,747	1,577	11%	5%

Total Revenue	$6,130	$5,730	7%	4%

Mailstream Solutions revenue increased 6% to $4.4 billion. Within Mailstream Solutions:

U.S. Mailing’s revenue remained flat. Revenue benefited from growth in supplies, payment solutions, and the sale of equipment related to shape-based rating. However, results were unfavorably impacted by lower equipment sales due to the wind-down of meter migration and weak economic conditions. International Mailing’s revenue grew by 6%, including favorable foreign currency translation of 8%. The segment’s results were negatively impacted by lower sales and rentals in Europe as delays in postal liberalization across Europe affected customer purchases. Worldwide revenue for Production Mail grew by 5%, primarily driven by favorable foreign currency of 3% and acquisitions as higher equipment placements in the U.S. were offset by lower sales in Europe. Software’s revenue grew by 79% driven by continued strong worldwide demand for our software solutions, the acquisition of MapInfo, and favorable foreign currency translation of 4%.

Mailstream Services revenue increased 11% to $1.7 billion. Within Mailstream Services:

Management Services revenue increased by 6% due to the acquisition of Asterion SAS and favorable foreign currency translation of 2%. The segment’s revenue growth was negatively impacted by weakness in our legal solutions vertical as well as print contracts in 2006 that did not repeat in 2007. Mail Services revenue increased by 23% due to continued growth in presort and cross-border mail services. Marketing Services revenue increased by 18% driven primarily by acquisitions. Revenue growth for this segment was negatively affected by lower revenue from our motor vehicle registration services program.

Business segment earnings before interest and taxes (EBIT)

We use EBIT as a measure of our segment profitability.

Refer to the reconciliation of segment amounts to income from continuing operations before income taxes and minority interest in Note 18 to the Consolidated Financial Statements.

The following table shows EBIT in 2007 and 2006 by business segment.

Results have been reclassified to conform to the current year presentation. Refer to Note 18 to the Consolidated Financial Statements for further detail on these changes.

(Dollars in millions)	2007	2006	% change

EBIT
U.S. Mailing	$965	$950	2%
International Mailing	162	179	(10)%
Production Mail	74	69	9%
Software	37	30	22%

Mailstream Solutions	1,238	1,228	1%

Management Services	76	83	(9)%
Mail Services	57	37	53%
Marketing Services	9	20	(55)%

Mailstream Services	142	140	1%

Total EBIT	$1,380	$1,368	1%

Mailstream Solutions EBIT increased 1% to $1.2 billion. Within Mailstream Solutions:

U.S. Mailing’s EBIT grew 2% due to the increase in mix of higher margin revenue from payment solutions and supplies as well as our continued focus on controlling operating expenses. International Mailing EBIT decreased 10%. The segment’s profitability was adversely impacted by lower equipment sales and rentals in Europe, and incremental costs in 2007 related to back office operations, including the outsourcing of our European order and financial processing. Production Mail EBIT increased 9% driven primarily by revenue growth and net legal recoveries of approximately $4 million in Europe. Software EBIT increased 22%, driven by revenue growth partially offset by integration costs for the MapInfo acquisition.

Mailstream Services EBIT increased 1% to $142 million. Within Mailstream Services:

Management Services EBIT decreased 9% due to continued weakness in our legal solutions vertical. Mail Services EBIT grew by 53% driven by revenue growth, successful integration of acquired sites, and increased operating efficiencies. Marketing Services EBIT decreased 55%, principally due to lower revenue in our motor vehicle registration services program.

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

Costs of revenue

(Dollars in millions)			Percentage of Revenue

	2007	2006	2007	2006

Cost of equipment sales	$697	$694	52.2%	50.5%
Cost of supplies	$107	$90	27.1%	26.5%
Cost of software	$82	$43	23.7%	21.3%
Cost of rentals	$171	$171	23.2%	21.8%
Cost of support services	$433	$400	56.9%	55.8%
Cost of business services	$1,381	$1,242	78.2%	78.2%

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

Net interest expense increased 14% in 2007 due to higher average interest rates and higher average borrowings during the year. Also, in 2006 we had interest income on the cash balance that resulted from the Capital Services divestiture. Our variable and fixed rate debt mix, after adjusting for the effect of interest rate swaps, was 19% and 81%, respectively, at December 31, 2007.

We do not allocate interest costs to our business segments.

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

Minority interest (preferred stock dividends of subsidiaries)

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

Restructuring Charges and Asset Impairments

We recorded pre-tax restructuring charges and asset impairments of $200.3 million and $264.0 million for the years ended December 31, 2008 and 2007, respectively. These charges primarily relate to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. For the year ended December 31, 2008, the asset impairment charges included in restructuring activities relate to older technology equipment of $28.5 million and other assets of $2.2 million. For the year ended December 31, 2007, the asset impairment charges included in restructuring activities related to the write-off of inventory of $48.1 million, rental assets of $61.5 million, lease residual values of $46.1 million and other assets of $8.8 million.

Additional asset impairments, unrelated to restructuring, were also recorded in 2008 and 2007. For 2008, these other impairment charges are related to intangible assets of $16.0 million principally due to a loss of a customer in our Marketing Services business and the ongoing shift in market conditions for the litigation support vertical in our Management Services business. For 2007, additional asset impairment charges included the write-down of certain intangible assets for $8.5 million.

Other exit costs of $35.3 million and $5.8 million in 2008 and 2007, respectively, relate primarily to lease termination fees, facility closing costs, contract cancellation costs and outplacement costs.

As of December 31, 2008, 1,926 terminations have occurred under the restructuring program and approximately 300 additional unfilled positions have been eliminated. The majority of the liability at December 31, 2008 is expected to be paid by the end of 2009 from cash generated from operations.

The pre-tax restructuring charges and asset impairments are composed of:

(Dollars in millions)	Balance at December 31, 2007	2008 Expense	Cash payments	Non-cash Charges	Balance at December 31, 2008

Severance and benefit costs	$81	$118	$(91)	$—	$108
Asset impairments	—	47	—	(47)	—
Other exit costs	6	35	(8)	—	33

Total	$87	$200	$(99)	$(47)	$141

(Dollars in millions)	Balance at December 31, 2006	2007 Expense	Cash payments	Non-cash Charges	Balance at December 31, 2007

Severance and benefit costs	$—	$85	$(4)	$—	$81
Asset impairments	—	173	—	(173)	—
Other exit costs	—	6	—	—	6

Total	$—	$264	$(4)	$(173)	$87

In January 2003, we undertook restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. In connection with this plan, we recorded pre-tax restructuring charges of $36 million for the year ended December 31, 2006. The program was completed during 2006 and, therefore, there were no additional restructuring charges related to this plan after December 31, 2006. We made restructuring payments of $3 million, $29 million and $51 million during 2008, 2007 and 2006, respectively. See Note 1 to the Consolidated Financial Statements for our accounting policy related to restructuring charges and asset impairments.

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

We accounted for these acquisitions using the purchase method of accounting and accordingly, the operating results of these acquisitions have been included in our consolidated financial statements since the date of acquisition. Acquisitions made in 2008 did not materially impact our diluted earnings per share for the year. As a result of the purchase accounting alignment, the acquisition of MapInfo reduced our diluted earnings per share by 5 cents in 2007.

During 2008 and 2007, we also completed several smaller acquisitions, the costs of which were $29.7 million and $86.6 million, respectively. These acquisitions did not have a material impact on our financial results. See Note 3 to the Consolidated Financial Statements for further details.

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

In light of recent market events, we have conducted an extensive review of our liquidity provisions. We have carefully monitored for material changes in the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers to us through credit ratings and the credit default swap market. We have determined that there has not been a material variation in the underlying sources of cash flows currently used to finance the operations of the company. To date, we have had consistent access to the commercial paper market.

Cash Flow Summary

The change in cash and cash equivalents is as follows:

(Dollars in millions)

	2008	2007

Cash provided by operating activities	$990	$1,060
Cash used in investing activities	(234)	(726)
Cash used in financing activities	(742)	(204)
Effect of exchange rate changes on cash	(15)	8

(Decrease) increase in cash and cash equivalents	$(1)	$138

2008 Cash Flows

Net cash provided by operations consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The strong cash flow provided by operations for 2008 is primarily due to the timing of tax payments, which favorably contributed $122 million, and the receipt of $44 million related to the unwind of an interest rate swap, which is described in further detail in Note 8 to the Consolidated Financial Statements. Partially offsetting these positive impacts was a reduction in accounts payable and accrued liabilities of $77 million, primarily due to timing of these payments.

Net cash used in investing activities consisted of capital expenditures of $237 million primarily for rental assets and acquisitions of $68 million partially offset by proceeds from short-term and other investments of $36 million, and increased reserve account balances for customer deposits of $33 million.

Net cash used in financing activities was $742 million and consisted primarily of stock repurchases of $333 million, dividends paid of $292 million, and a net payment of debt of $125 million, which was partly offset by proceeds of $20 million from the issuance of common stock associated with employee stock plans. We also paid $12 million associated with the redemption of 100% of the outstanding Cumulative Preferred Stock issued previously by a subsidiary company.

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

Capital Expenditures

During 2008, capital expenditures included net additions of $122.0 million to property, plant and equipment and $115.3 million in net additions to rental equipment and related inventories compared with $142.1 million and $122.6 million, respectively, in 2007. The decrease in property, plant and equipment is due mostly to the continuing shift toward leased equipment in our Management Services segment.

Financings and Capitalization

We have a commercial paper program that is a significant source of liquidity for the Company. During 2008, we have continued to have consistent access to the commercial paper market. As of December 31, 2008, we had $610 million of outstanding commercial paper issuances. We also have a committed line of credit of $1.5 billion which supports commercial papers issuance and is provided by a syndicate of 14 banks until 2011. As of December 31, 2008, this line of credit had not been drawn down. In addition, we filed a “Well-known Seasoned Issuer” registration statement with the SEC in June 2008 which permits the issuance of debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

On March 4, 2008, we issued $250 million of 10 year fixed rate notes with a coupon rate of 5.60%. The interest is paid semi-annually beginning September 2008. The notes mature on March 15, 2018. We simultaneously entered into two interest rate swaps for a total notional amount of $250 million to convert the fixed rate debt to a floating rate obligation bearing interest at 6 month LIBOR plus 111.5 basis points. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper and repurchase of our stock.

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

We believe our financing needs in the short and long-term can be met from cash generated internally, borrowing capacity from existing credit agreements, available debt issuances under existing shelf registration statements and our existing commercial paper program. Information on debt maturities is presented in Note 8 to the Consolidated Financial Statements.

The following summarizes our known contractual obligations at December 31, 2008 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Payments due by period

(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commercial paper borrowings	$610	$610	$—	$—	$—
Long-term debt and current portion of long-term debt	4,025	150	—	925	2,950
Non-cancelable operating lease obligations	267	81	107	54	25
Capital lease obligations	19	6	10	2	1
Purchase obligations (1)	367	283	60	20	4
Other non-current liabilities (2)	809	—	172	46	591

Total	$6,097	$1,130	$349	$1,047	$3,571

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

Critical Accounting Estimates

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

Based on our 2008 income from continuing operations before income taxes and minority interest, a 1% change in our effective tax rate would impact income from continuing operations by approximately $7 million.

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

See Note 14 to the Consolidated Financial Statements for further details on our transition initiatives and asset impairments recorded in 2008. We believe that we have no unrecorded asset impairments at December 31, 2008. However, future events and circumstances, some of which are described below, may result in an impairment charge:

•	Changes in postal regulations governing the types of meters allowable for use.

•	New technological developments that provide significantly enhanced benefits over current technology.

•	Significant ongoing negative economic or industry trends.

•	Changes in our business strategy that alters the expected usage of the related assets.

•	Future economic results that are below our expectations used in the current assessments.

Pension benefits

Assumptions and estimates

The valuation and calculation of our net pension expense, assets and obligations are dependent on various assumptions and estimates. We make assumptions relating to discount rate, rate of compensation increase, expected return on plan assets and other factors. These assumptions are evaluated and updated annually and are described in further detail in Note 13 to the Consolidated Financial Statements. The following assumptions relate to our U.S. qualified pension plan, which is our largest plan. We determine our discount rate for the U.S. retirement benefit plan by using a model that discounts each year’s estimated benefit payments by an applicable spot rate. These spot rates are derived from a yield curve created from a large number of high quality corporate bonds. Accordingly, our discount rate assumption was 6.05% at December 31, 2008 and 6.15% at December 31, 2007. The rate of compensation increase assumption reflects our actual experience and best estimate of future increases. Our estimate of the rate of compensation increase was 4.25% at December 31, 2008 and 4.5% at December 31, 2007. Our expected return on plan assets is determined based on historical portfolio results, the plan’s asset mix and future expectations of market rates of return on the types of assets in the plan. Our expected return on plan assets assumption was 8.0% in 2008 and 8.5% at December 31, 2007.

Sensitivity to changes in assumptions:

U.S. Pension Plan

•	Discount rate – a 0.25% increase in the discount rate would decrease annual pension expense by approximately $2.8 million and would lower the projected benefit obligation by $39.8 million.

•	Rate of compensation increase – a 0.25% increase in the rate of compensation increase would increase annual pension expense by approximately $2.5 million.

•	Expected return on plan assets – a 0.25% increase in the expected return on assets of our principal plans would decrease annual pension expense by approximately $3.8 million.

The following assumptions relate to our U.K. qualified pension plan, which is our largest foreign plan. We determine our discount rate for the U.K. retirement benefit plan by using a model that discounts each year’s estimated benefit payments by an applicable spot rate. These spot rates are derived from a yield curve created from a large number of high quality corporate bonds. Accordingly, our discount rate assumption was 6.3% at December 31, 2008 and 5.8% at December 31, 2007. The rate of compensation increase assumption reflects our actual experience and best estimate of future increases. Our estimate of the rate of compensation increase was 4.3% at December 31, 2008 and 4.7% at December 31, 2007. Our expected return on plan assets is determined based on historical portfolio results, the plan’s asset mix and future expectations of market rates of return on the types of assets in the plan. Our expected return on plan assets assumption was 7.25% in 2008 and 7.75% at December 31, 2007.

U.K. Pension Plan

•	Discount rate – a 0.25% increase in the discount rate would decrease annual pension expense by approximately $2.0 million and would lower the projected benefit obligation by $12.3 million.

•	Rate of compensation increase – a 0.25% increase in the rate of compensation increase would increase annual pension expense by approximately $0.7 million.

•	Expected return on plan assets – a 0.25% increase in the expected return on assets of our principal plans would decrease annual pension expense by approximately $0.9 million.

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

Investment related risks and uncertainties

We invest our pension plan assets in a variety of investment securities in accordance with our strategic asset allocation policy. The composition of our U.S. pension plan assets at December 31, 2008 was approximately 50% equity securities, 39% fixed income securities, 7% real estate investments and 4% private equity investments. The composition of our U.K. pension plan assets at December 31, 2008 was approximately 63% equity securities, 33% fixed income securities and 4% cash. Investment securities are exposed to various risks such as interest rate, market and credit risks. In particular, due to the level of risk associated with equity securities, it is reasonably possible that changes in the values of such investment securities will occur and that such changes could materially affect our future results.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which supplements Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies adjusted their financial statements to reflect only those tax positions that were more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment was recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. We adopted the provisions of FIN 48 on January 1, 2007 which resulted in a decrease to opening retained earnings of $84.4 million, with a corresponding increase in our tax liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP). FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We adopted this Statement for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We do not expect the adoption of this Statement for nonfinancial items effective January 1, 2009 to have a material impact on our financial position, results of operations, or cash flows. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of FSP 157-3. See Note 19 to the Consolidated Financial Statements for additional discussion on fair value measurements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”), which required recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost were recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Our adoption of the provisions of SFAS 158 reduced stockholders’ equity by $297 million at December 31, 2006. SFAS 158 did not affect our results of operations or cash flows.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removed the requirement of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141(R), Business Combinations. FSP FAS 142-3 will be applied prospectively beginning January 1, 2009. We do not expect the adoption of this Statement to have a material impact on our financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective for fiscal years beginning after November 15, 2008. The adoption of this Statement did not result in a change in current practice.

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (FIN) No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP amends SFAS No. 133 to require a seller of credit derivatives, including credit derivatives embedded in a hybrid instrument, to provide certain disclosures for each statement of financial position presented. These disclosures are required even if the likelihood of having to make payments is remote. To make the disclosures consistent with the disclosures that will now be required for credit derivatives, FIN No. 45-4 was issued to require guarantors to disclose the current status of the payment/performance risk of the guarantee. This FSP also clarifies that SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The FSP is effective for reporting periods ending after November 15, 2008. The Company does not sell credit derivatives. The Company has complied with the additional disclosure requirement for guarantees in the fourth quarter of 2008.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends Statement No. 132(R) to require more detailed disclosures about employer’s plan assets, including investment strategies, major categories of assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of assets. The FSP is effective for fiscal years ending after December 15, 2009. The Company will comply with the additional disclosure requirements.

Legal and Regulatory Matters

Legal

See Legal Proceedings in Item 3 of this Form 10-K for information regarding our legal proceedings.

Income taxes

We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. Determining the appropriate level of tax reserves requires us to exercise judgment regarding the uncertain application of tax law. The amount of reserves is adjusted when information becomes available or when an event occurs indicating a change in the reserves is appropriate. Future changes in tax reserve requirements could have a material impact on our results of operations.

We are continually under examination by tax authorities in the United States, other countries and local jurisdictions in which we have operations. The years under examination vary by jurisdiction. The current IRS exam of tax years 2001-2004 is estimated to be completed within the next two years. In connection with this exam, we have recently received notices of proposed adjustments to our filed returns. We have accrued our best estimate of the tax, interest and penalties that may result from these proposed adjustments in accordance with FIN 48. We are disputing a formal request from the IRS in the form of a civil summons to provide certain company workpapers. We believe that certain documents being sought should not be produced because they are privileged. In a similar case, the U.S. Court of Appeals for the First Circuit ruled that certain company workpapers were privileged, however, the case was remanded to the lower court to consider other related issues. Also in connection with the 2001-2004 audits, we have entered into a settlement with the IRS regarding the tax treatment of certain lease transactions related to the Capital Services business that we sold in 2006. Prior to 2007, we accrued and paid the IRS the additional tax and interest associated with this settlement. A variety of post-1999 tax years remain subject to examination by other tax authorities, including the U.K., Canada, France, Germany and various U.S. states. We have accrued our best estimate of the tax, interest and penalties that may result from these tax uncertainties in these and other jurisdictions in accordance with FIN 48. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flows.

In August 2006, we reached a settlement with the IRS governing all outstanding tax audit issues in dispute for the tax years through 2000. Accordingly, in 2006 we recorded $61 million of additional tax expense. Of the $61 million, $41 million related to the Capital

Services business and was included in discontinued operations and $20 million was included in continuing operations. The federal statute of limitations for these years has now expired. In 2006, we accrued in discontinued operations an additional tax expense of $16.2 million to record the impact of the Tax Increase Prevention and Reconciliation Act (“TIPRA”). The TIPRA legislation repealed the exclusion from federal income taxation of a portion of the income generated from certain leveraged leases of aircraft by foreign sales corporations. See Note 2 to the Consolidated Financial Statements for further discussion of the discontinued operations.

During 2009, we expect to reverse tax benefits of approximately $11 to $13 million associated with the expiration of vested stock options and the vesting of restricted stock units previously granted to our employees. This write-off of deferred tax assets will not increase the amount of tax to be paid.

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

Currency translation increased our 2008 revenue by approximately 0.5%. Also, currency translation gains increased our income before taxes by $2 million. Based on the current contribution from our international operations, a 1% increase in the value of the U.S. dollar would result in a decline in revenue of approximately $19 million and a decline in income from continuing operations before income taxes and minority interest of approximately $2 million.

Although not affecting income, balance sheet related deferred translation losses of $305 million were recorded in 2008 resulting primarily from the strengthening U.S. dollar as compared to the British pound, Euro and Canadian dollar. During 2007, we recorded deferred translation gains of $165 million resulting primarily from the stronger British pound, Euro and Canadian dollar, as compared to the U.S. dollar. During 2006, we recorded deferred translation gains of $83 million resulting primarily from the stronger British pound, Euro and Canadian dollar, as compared to the U.S. dollar.

The results of our international operations are subject to currency fluctuations. We enter into foreign exchange contracts primarily to reduce our risk of loss from such fluctuations. Exchange rates can also impact settlement of our intercompany receivables and payables that result from transfers of finished goods inventories between our affiliates in different countries, and intercompany loans. See Note 19 to the Consolidated Financial Statements for further details.

At December 31, 2008, we had $250 million of foreign exchange contracts outstanding, all maturing in 2009, to buy or sell various currencies. As a result of the use of derivative instruments, we are exposed to counterparty risk. To mitigate such risks, we enter into contracts with only those financial institutions that meet stringent credit requirements as set forth in our derivative policy. We regularly review our credit exposure balances as well as the creditworthiness of our counterparties. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate.

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

Forward-Looking Statements

We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-K, other reports or press releases or made by our management involve risks and uncertainties which may change based on various important factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are those which talk about our current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include:

•	changes in international or national political conditions, including any terrorist attacks

•	negative developments in economic conditions, including adverse impacts on customer demand

•	changes in postal regulations

•	timely development and acceptance of new products

•	success in gaining product approval in new markets where regulatory approval is required

•	successful entry into new markets

•	mailers’ utilization of alternative means of communication or competitors’ products

•	our success at managing customer credit risk

•	our success at managing costs associated with our strategy of outsourcing functions and operations not central to our business

•	changes in interest rates

•	foreign currency fluctuations

•	cost, timing and execution of our transition plans including any potential asset impairments

•	regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions

•	interrupted use of key information systems

•	changes in privacy laws

•	intellectual property infringement claims

•	impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents

•	third-party suppliers’ ability to provide product components, assemblies or inventories

•	negative income tax adjustments for prior audit years and changes in tax laws or regulations

•	changes in pension and retiree medical costs

•	acts of nature

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

During 2008 and 2007, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, using the variance/co-variance technique described above, was not material.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements and Supplemental Data” on Page 38 of this Form 10-K.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and internal control over financial reporting. The CEO and CFO concluded that such disclosure controls and procedures were effective as of December 31, 2008, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. In addition, no change in internal control over financial reporting occurred during the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2008.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on our assessment, we concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control – Integrated Framework.

PricewaterhouseCoopers LLP, the independent accountants that audited the Company’s financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which report is included on page 39 of this Form 10-K.

ITEM 9B. – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information pertaining to Directors of the Company and the Audit Committee of the Board of Directors is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Election of Directors,” “Security Ownership of Directors and Executive Officers,” “Beneficial Ownership,” “Report of the Audit Committee” and “Corporate Governance” of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company’s 2009 Annual Meeting of Stockholders, which is scheduled to be held on May 11, 2009. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Company’s fiscal year ended December 31, 2008 and is incorporated herein by reference. Executive officers of the Company are as follows:

Executive Officers of the Registrant as of February 26, 2009

Name	Age	Title	Executive Officer Since

Murray D. Martin	61	Chairman, President and Chief Executive Officer	1998

Leslie Abi-Karam	50	Executive Vice President and President, Mailing Solutions Management	2005

Gregory E. Buoncontri	61	Executive Vice President and Chief Information Officer	2000

Elise R. DeBois	53	Executive Vice President and President, Global Financial Services	2005

Vincent R. De Palma	51	Executive Vice President and President, Pitney Bowes Management Services	2005

David C. Dobson	46	Executive Vice President and Chief Strategy and Innovation Officer	2008

Patrick J. Keddy	54	Executive Vice President and President, Mailstream International	2005

Michael Monahan	48	Executive Vice President and Chief Financial Officer	2005

Vicki A. O’Meara	51	Executive Vice President and Chief Legal and Compliance Officer	2008

Johnna G. Torsone	58	Executive Vice President and Chief Human Resources Officer	1993

There is no family relationship among the above officers, all of whom have served in various corporate, division or subsidiary positions with the Company for at least the past five years except as described below:

Mr. De Palma joined the Company in June 2005 as President, Pitney Bowes Management Services. Prior to joining the Company, Mr. De Palma was with Automatic Data Processing (ADP) where he was a Corporate Officer and served as President of ADP Benefit Services. Mr. De Palma has also held senior management positions at Petroleum Heat & Power Company and McKinsey & Company.

Mr. Dobson joined the Company in July 2008 as Executive Vice President and Chief Strategy and Innovation Officer. Mr. Dobson previously served as the Chief Executive Officer of Corel Corporation, a leading global packaged software company, since June 2005. From February 2004 to June 2005, Mr. Dobson served as Corporate Vice President, Strategy at IBM Corporation, a leading developer and manufacturer of information technologies.

Ms. O’Meara joined the Company in June 2008 as Executive Vice President and Chief Legal and Compliance Officer. Prior to joining the Company, she was President - U.S. Supply Chain Solutions for Ryder System, Inc., a leading transportation and supply chain solutions company. Ms. O’Meara joined Ryder System, Inc. as Executive Vice President and General Counsel in June 1997.

ITEM 11. – EXECUTIVE COMPENSATION

The sections entitled “Directors’ Compensation,” “Compensation Discussion and Analysis”, and “Executive Compensation Tables and Related Narrative” of the Pitney Bowes Inc. Definitive Proxy Statement to be filed with the Commission on or before March 31, 2009 in connection with the Company’s 2009 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12. –	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2008 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Equity compensation plans approved by security holders	19,599,351	$42.42	14,677,468
Equity compensation plans not approved by security holders	—	—	—

Total	19,599,351	$42.42	14,677,468

The sections entitled “How much stock is owned by directors and executive officers?” and “Security Ownership” of the Pitney Bowes Inc. Definitive Proxy Statement to be filed with the Commission on or before March 31, 2009 in connection with the Company’s 2009 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sections entitled “Corporate Governance” and “Certain Relationships and Related-Person Transactions” of the Pitney Bowes Inc. Definitive Proxy Statement to be filed with the Commission on or before March 31, 2009 in connection with the Company’s 2009 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” of the Pitney Bowes Inc. Definitive Proxy Statement to be filed with the Commission on or before March 31, 2009 in connection with the Company’s 2009 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial statements - see Item 8 on page 31 and “Index to Consolidated Financial Statements and Supplemental Data” on page 38 of this Form 10-K.

	2.	Financial statement schedules - see “Index to Consolidated Financial Statements and Supplemental Data” on page 38 of this Form 10-K.

	3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Reg. S-K exhibits	Description	Status or incorporation by reference

(3)(a)	Restated Certificate of Incorporation, as amended	Incorporated by reference to Exhibit (3) to Form 10-Q as filed with the Commission on August 14, 1996. (Commission file number 1-3579)

(a.1)	Certificate of Amendment to the Restated Certificate of Incorporation (as amended May 29, 1996)	Incorporated by reference to Exhibit (a.1) to Form 10-K as filed with the Commission on March 27, 1998. (Commission file number 1-3579)

(b)	Pitney Bowes Inc. Amended and Restated By-laws	Incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on August 6, 2007. (Commission file number 1-3579)

(4)(a)	Preference Share Purchase Rights Agreement dated December 11, 1995 between the Company and Chemical Mellon Shareholder Services, LLC, as Rights Agent, as amended	Incorporated by reference to Exhibit (4) to Form 8-K as filed with the Commission on March 13, 1996. (Commission file number 1-3579)

(a.1)

Certificate of amendment to the Preference Share Purchase Rights Agreement dated December 11, 1995 between the Company and Chemical Mellon Shareholder Services, LLC, as Rights Agent, as amended December 8, 1998

Incorporated by reference to Exhibit (4.4) to Form 8-A/A as filed with the Commission on December 19, 2003. (Commission file number 1-3579)

(b)	Form of Indenture between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (No. 333-72304) as filed with the Commission on October 26, 2001.

(c)	Supplemental Indenture No. 1 dated April 18, 2003 between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K as filed with the Commission on August 18, 2004.

(d)	Form of Indenture between the Company and Citibank, N.A., as Trustee, dated as of February 14, 2005	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3ASR (No. 333-151753) as filed with the Commission on June 18, 2008.

(e)	First Supplemental Indenture, by and among Pitney Bowes Inc., The Bank of New York, and Citibank, N.A., to the Indenture, dated as of February 14, 2005, by and between the Company and Citibank	Incorporated by reference to Exhibit 4.1 to Form 8-K as filed with the Commission on October 24, 2007. (Commission file number 1-3579)

(f)	Pitney Bowes Inc. Global Medium-Term Note (Fixed Rate), issue date March 7, 2008	Incorporated by reference to Exhibit 4(d)(1) to Form 8-K as filed with the Commission on March 7, 2008. (Commission file number 1-3579)

The Company has outstanding certain other long-term indebtedness. Such long-term indebtedness does not exceed 10% of the total assets of the Company; therefore, copies of instruments defining the rights of holders of such indebtedness are not included as exhibits. The Company agrees to furnish copies of such instruments to the SEC upon request.

Executive Compensation Plans:

(10)(a)	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit (10a) to Form 10-K as filed with the Commission on March 30, 1993. (Commission file number 1-3579)

(b)	Pitney Bowes Inc. Directors’ Stock Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(b.1)	Pitney Bowes Inc. Directors’ Stock Plan (Amendment No. 1, effective as of May 12, 2003)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on August 11, 2003. (Commission file number 1-3579)

(b.2)	Pitney Bowes Inc. Directors’ Stock Plan (Amendment No. 2 effective as of May 1, 2007)	Incorporated by reference to Exhibit (10.(b.2)) to Form 10-K as filed with the Commission on March 1, 2007 (Commission file number 1-3579)

(c)	Pitney Bowes 1991 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on May 14, 1998. (Commission file number 1-3579)

(c.1)	Pitney Bowes 1998 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (ii) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(c.2)	Pitney Bowes Stock Plan (as amended and restated as of January 1, 2002)	Incorporated by reference to Annex 1 to the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Commission on March 26, 2002. (Commission file number 1-3579)

(c.3)	Pitney Bowes Inc. 2007 Stock Plan	Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed with the Commission on August 6, 2007 (Commission file number 1-3579)

(d)	Pitney Bowes Inc. Key Employees’ Incentive Plan (as amended and restated October 1, 2007)	Exhibit (i)

(e)	Pitney Bowes Severance Plan (as amended, and restated effective January 1, 2008)	Incorporated by reference to Exhibit (10)(e) to Form 10-K as filed with the Commission on February 29, 2008. (Commission file number 1-3579)

(f)	Pitney Bowes Senior Executive Severance Policy (amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit (10)(f) to Form 10-K as filed with the Commission on February 29, 2008. (Commission file number 1-3579)

(g)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors, as amended and restated effective January 1, 2009	Exhibit (ii)

(g.1)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors (as amended and restated 1999)	Incorporated by reference to Exhibit (iii) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(h)	Pitney Bowes Inc. Deferred Incentive Savings Plan as amended and restated effective January 1, 2009	Exhibit (iii)

(i)	Pitney Bowes Inc. 1998 U.K. S.A.Y.E. Stock Option Plan	Incorporated by reference to Annex II to the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the Commission on March 23, 2006. (Commission file number 1-3579)

(j)	Form of Equity Compensation Grant Letter	Incorporated by reference to Exhibit (10)(n) to Form 10-Q as filed with the Commission on May 4, 2006. (Commission file number 1-3579)

(k)	Service Agreement between Pitney Bowes Limited and Patrick S. Keddy dated January 29, 2003	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed with the Commission on February 17, 2006. (Commission file number 1-3579)

(l)	Separation Agreement and General Release dated April 14, 2008 by and between Pitney Bowes Inc. and Bruce P. Nolop	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Commission on April 15, 2008. (Commission file number 1-3579)

Other:

(m)	Amended and Restated Credit Agreement dated May 19, 2006 between the Company and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Commission on May 24, 2006. (Commission file number 1-3579)

(12)	Computation of ratio of earnings to fixed charges	Exhibit (iv)

(21)	Subsidiaries of the registrant	Exhibit (v)

(23)	Consent of experts and counsel	Exhibit (vi)

(31.1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	See page 143

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	See page 144

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	See page 145

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	See page 146

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2009	PITNEY BOWES INC.

Registrant

By:	/s/ Murray D. Martin

Murray D. Martin
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Murray D. Martin	Chairman, President and Chief Executive Officer – Director	February 26, 2009

Murray D. Martin

/s/ Michael Monahan	Executive Vice President and Chief Financial Officer	February 26, 2009
(Principal Financial Officer)
Michael Monahan

/s/ Steven J. Green	Vice President–Finance and Chief Accounting Officer	February 26, 2009
(Principal Accounting Officer)
Steven J. Green

/s/ Rodney C. Adkins	Director	February 26, 2009

Rodney C. Adkins

/s/ Linda G. Alvarado	Director	February 26, 2009

Linda G. Alvarado

/s/ Anne M. Busquet	Director	February 26, 2009

Anne M. Busquet

/s/ Anne Sutherland Fuchs	Director	February 26, 2009

Anne Sutherland Fuchs

/s/ Ernie Green	Director	February 26, 2009

Ernie Green

/s/ James H. Keyes	Director	February 26, 2009

James H. Keyes

/s/ John S. McFarlane	Director	February 26, 2009

John S. McFarlane

/s/ Eduardo R. Menascé	Director	February 26, 2009

Eduardo R. Menascé

/s/ Michael I. Roth	Director	February 26, 2009

Michael I. Roth

/s/ David L. Shedlarz	Director	February 26, 2009

David L. Shedlarz

/s/ David B. Snow, Jr.	Director	February 26, 2009

David B. Snow, Jr.

/s/ Robert E. Weissman	Director	February 26, 2009

Robert E. Weissman

PITNEY BOWES INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pitney Bowes Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pitney Bowes Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Stamford, Connecticut
February 26, 2009

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years ended December 31,

	2008	2007	2006

Revenue:
Equipment sales	$1,252,058	$1,335,538	$1,372,566
Supplies	392,414	393,478	339,594
Software	424,296	346,020	202,415
Rentals	728,160	739,130	785,068
Financing	772,711	790,121	725,131
Support services	768,424	760,915	716,556
Business services	1,924,242	1,764,593	1,588,688

Total revenue	6,262,305	6,129,795	5,730,018

Costs and expenses:
Cost of equipment sales	663,430	696,900	693,535
Cost of supplies	103,870	106,702	90,035
Cost of software	101,357	82,097	42,951
Cost of rentals	153,831	171,191	171,491
Cost of support services	447,745	433,324	400,089
Cost of business services	1,508,098	1,380,541	1,242,226
Selling, general and administrative	1,948,473	1,907,160	1,764,260
Research and development	205,620	185,665	165,368
Restructuring charges and asset impairments	200,254	264,013	35,999
Interest expense	229,343	250,540	228,418
Interest income	(12,893)	(8,669)	(15,822)
Other income	—	(380)	(3,022)

Total costs and expenses	5,549,128	5,469,084	4,815,528

Income from continuing operations before income taxes and minority interest	713,177	660,711	914,490
Provision for income taxes	244,929	280,222	335,004
Minority interest (preferred stock dividends of subsidiaries)	20,755	19,242	13,827

Income from continuing operations	447,493	361,247	565,659

(Loss) income from discontinued operations, net of income tax	(27,700)	5,534	(460,312)

Net income	$419,793	$366,781	$105,347

Basic earnings per share of common stock: (1)
Continuing operations	$2.15	$1.65	$2.54
Discontinued operations	(0.13)	0.03	(2.07)

Net income	$2.01	$1.68	$0.47

Diluted earnings per share of common stock:
Continuing operations	$2.13	$1.63	$2.51
Discontinued operations	(0.13)	0.03	(2.04)

Net income	$2.00	$1.66	$0.47

(1) The sum of earnings per share amounts may not equal the totals above due to rounding.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$376,671	$377,176
Short-term investments	21,551	63,279

Accounts receivables, gross	864,931	890,396
Allowance for doubtful accounts receivables	(45,264)	(49,324)

Accounts receivables, net	819,667	841,072

Finance receivables	1,501,678	1,544,345
Allowance for credit losses	(45,932)	(45,859)

Finance receivables, net	1,455,746	1,498,486

Inventories	161,321	197,962
Current income taxes	59,594	83,227
Other current assets and prepayments	138,063	174,199

Total current assets	3,032,613	3,235,401
Property, plant and equipment, net	574,260	627,918
Rental property and equipment, net	397,949	435,927

Finance receivables	1,445,822	1,566,285
Allowance for credit losses	(25,858)	(32,512)

Finance receivables, net	1,419,964	1,533,773

Investment in leveraged leases	201,921	249,191
Goodwill	2,251,830	2,299,858
Intangible assets, net	375,822	457,188
Non-current income taxes	64,387	28,098
Other assets	417,685	598,377

Total assets	$8,736,431	$9,465,731

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,922,399	$1,965,567
Current income taxes	108,662	96,851
Notes payable and current portion of long-term obligations	770,501	953,767
Advance billings	441,556	456,042

Total current liabilities	3,243,118	3,472,227

Deferred taxes on income	254,353	455,374
FIN 48 uncertainties and other income tax liabilities	294,487	285,505
Long-term debt	3,934,865	3,802,075
Other non-current liabilities	823,322	406,216

Total liabilities	8,550,145	8,421,397

Preferred stockholders’ equity in subsidiaries	374,165	384,165
Commitments and contingencies (see Note 15)

Stockholders’ (deficit) equity:
Cumulative preferred stock, $50 par value, 4% convertible	7	7
Cumulative preference stock, no par value, $2.12 convertible	976	1,003
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	259,306	252,185
Retained earnings	4,278,804	4,150,622
Accumulated other comprehensive (loss) income	(596,341)	88,656
Treasury stock, at cost (117,156,719 and 108,822,953 shares, respectively)	(4,453,969)	(4,155,642)

Total stockholders’ (deficit) equity	(187,879)	660,169

Total liabilities and stockholders’ (deficit) equity	$8,736,431	$9,465,731

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,

	2008	2007	2006

Cash flows from operating activities:
Net income	$419,793	$366,781	$105,347
Gain on sale of a facility, net of tax	—	(1,623)	—
Net gain on sale of businesses, net of tax	—	—	434,085
Non-cash expense from FSC tax law change	—	—	16,209
Non-cash expense related to IRS settlement and sale of a business	—	—	61,000
Tax and bond payments related to IRS settlement and Capital Services sale	—	—	(1,040,700)
Restructuring charges, net of tax	144,211	223,486	23,040
Restructuring payments	(102,680)	(31,568)	(51,566)
Gain on interest rate swap	43,991	—	—
Loss on redemption of preferred stock issued by a subsidiary	1,777	—	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	379,117	383,141	363,258
Stock-based compensation	26,402	24,131	27,375
Changes in operating assets and liabilities, excluding effects of acquisitions:
(Increase) decrease in accounts receivables	(20,366)	35,853	(46,623)
(Increase) decrease in finance receivables	24,387	(86,238)	(236,872)
(Increase) decrease in inventories	2,018	7,710	(142)
(Increase) decrease in prepaid, deferred expense and other assets	2,677	(7,793)	170
Increase (decrease) in accounts payable and accrued liabilities	(76,880)	32,789	42,231
Increase (decrease) in current and non-current income taxes	122,480	123,636	52,784
Increase (decrease) in advance billings	2,051	10,444	(17,559)
Increase (decrease) in other operating capital, net	21,459	(20,284)	(18,611)

Net cash provided by (used in) operating activities	990,437	1,060,465	(286,574)

Cash flows from investing activities:
Short-term and other investments	35,652	42,367	(1,295)
Proceeds from the sale of facilities	—	29,608	—
Capital expenditures	(237,308)	(264,656)	(327,877)
Net investment in external financing	1,868	(2,214)	109,050
Proceeds from divestiture of businesses	—	—	1,003,062
Advance against COLI cash surrender value	—	—	138,381
Acquisitions, net of cash acquired	(67,689)	(594,110)	(230,628)
Reserve account deposits	33,359	62,666	28,780

Net cash (used in) provided by investing activities	(234,118)	(726,339)	719,473

Cash flows from financing activities:
Increase (decrease) in notes payable, net	205,590	(89,673)	(26,790)
Proceeds from long-term obligations	245,582	640,765	493,285
Principal payments on long-term obligations	(576,565)	(174,191)	(396,755)
Proceeds from issuance of common stock	20,154	107,517	101,449
Proceeds from issuance of preferred stock in a subsidiary	—	—	74,165
Payments to redeem preferred stock issued by a subsidiary	(11,777)	—	—
Stock repurchases	(333,231)	(399,996)	(400,000)
Dividends paid	(291,611)	(288,790)	(285,051)

Net cash used in financing activities	(741,858)	(204,368)	(439,697)

Effect of exchange rate changes on cash and cash equivalents	(14,966)	8,316	2,391

(Decrease) increase in cash and cash equivalents	(505)	138,074	(4,407)
Cash and cash equivalents at beginning of year	377,176	239,102	243,509

Cash and cash equivalents at end of year	$376,671	$377,176	$239,102

Cash interest paid	$235,816	$236,697	$225,837

Cash income taxes paid, net	$164,354	$178,469	$1,315,437

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except per share data)

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Comprehensive (loss) income	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock

Balance, December 31, 2005	$17	$1,158	$323,338	$222,908		$4,324,451	$76,917	$(3,584,540)
Deferred tax adjustment (see Note 9)						16,866

Adjusted Retained Earnings						4,341,317
Adjustment to initially apply SAB 108, net of tax						(4,618)
Net income					$105,347	105,347
Other comprehensive income, net of tax:
Foreign currency translations					83,183		83,183
Net unrealized loss on derivative instruments					(20)		(20)
Minimum pension liability					5,405		5,405

Comprehensive income					$193,915

Adjustment to initially apply SFAS 158, net of tax							(297,229)
Cash dividends:
Preferred						(1)
Preference						(86)
Common						(284,965)
Issuances of common stock				(11,575)				113,142
Conversions to common stock	(10)	(90)		(2,132)				2,232
Pre-tax stock-based compensation				27,375
Adjustments to additional paid in capital, tax effect from share-based compensation				(1,018)
Repurchase of common stock								(400,000)

Balance, December 31, 2006	7	1,068	323,338	235,558		4,156,994	(131,744)	(3,869,166)
Initial adjustment for FIN 48						(84,363)
Net income					$366,781	366,781
Other comprehensive income, net of tax:
Foreign currency translations					164,728		164,728
Net unrealized gain on derivative instruments					2,801		2,801
Net unrealized gain on on investment securities					352		352
Net unamortized gain on pension and postretirement plans					30,347		30,347
Amortization of pension and postretirement costs					22,172		22,172

Comprehensive income					$587,181

Cash dividends:
Preferred
Preference						(81)
Common						(288,709)
Issuances of common stock				(7,967)				111,925
Conversions to common stock		(65)		(1,530)				1,595
Pre-tax stock-based compensation				24,131
Adjustments to additional paid in capital, tax effect from share-based compensation				1,993
Repurchase of common stock								(399,996)

Balance, December 31, 2007	7	1,003	323,338	252,185		4,150,622	88,656	(4,155,642)
Net income					$419,793	419,793
Other comprehensive income, net of tax:
Foreign currency translations					(305,452)		(305,452)
Net unrealized loss on derivative instruments					(18,670)		(18,670)
Net unrealized gain on on investment securities					580		580
Net unamortized loss on pension and postretirement plans					(375,544)		(375,544)
Amortization of pension and postretirement costs					14,089		14,089

Comprehensive loss					$(265,204)

Cash dividends:
Preferred
Preference						(77)
Common						(291,534)
Issuances of common stock				(11,573)				34,268
Conversions to common stock		(27)		(609)				636
Pre-tax stock-based compensation				26,402
Adjustments to additional paid in capital, tax effect from share-based compensation				(7,099)
Repurchase of common stock								(333,231)

Balance, December 31, 2008	$7	$976	$323,338	$259,306		$4,278,804	$(596,341)	$(4,453,969)

Treasury shares of 0.9 million, 3.0 million and 3.0 million were issued under employee plans in 2008, 2007 and 2006, respectively. We repurchased 9.2 million, 9.1 million and 9.2 million shares in 2008, 2007 and 2006, respectively.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

We are a provider of global, integrated mail and document management solutions for organizations of all sizes. We operate in two business groups: Mailstream Solutions and Mailstream Services. We operate both inside and outside the United States. See Note 18 to the Consolidated Financial Statements for financial information concerning revenue, earnings before interest and taxes (EBIT) and identifiable assets, by reportable segment and geographic area.

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

Finance Receivables and Allowance for Credit Losses

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

Other Current Assets and Prepayments

Other current assets and prepayments include postage meter receivables billed in advance of $60.0 million and $57.0 million, respectively, at December 31, 2008 and 2007.

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

We capitalize software development costs related to software to be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Capitalized software development costs include purchased materials and services, payroll and payroll-related costs attributable to programmers, software engineers, quality control and field certifiers, and interest costs. Capitalized software development costs are amortized over the estimated product useful life, principally 3 to 5 years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. Other assets on our Consolidated Balance Sheets include $19.6 million and $21.6 million of capitalized software development costs at December 31, 2008 and 2007, respectively. The Consolidated Statements of Income include the related amortization expense of $6.1 million, $3.9 million, and $1.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. Total software development costs capitalized in 2008 and 2007 were $7.1 million and $10.1 million, respectively.

Research and Development Costs

Research and product development costs not subject to SFAS No. 86 are expensed as incurred. These costs primarily include personnel related costs.

Business Combinations

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Impairment Review for Long-Lived Assets

Long-lived assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, we record an impairment charge. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair values of impaired long-lived assets are determined using probability weighted expected cash flow estimates, quoted market prices when available and appraisals as appropriate in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 14 to the Consolidated Financial Statements for further details.

Retirement Plans

In accordance with SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, actual results that differ from our assumptions and estimates are accumulated and amortized over the estimated future working life of the plan participants and will therefore affect pension expense recognized in future periods. Net pension expense is based primarily on current service costs, interest costs and the returns on plan assets. In accordance with this approach, differences between the actual and expected return on plan assets are recognized over a five-year period. In accordance with SFAS No. 158, Employers’ Accounting for Defined Pension and Other Post Retirement Plans an amendment to FASB Statements No. 87, 88, 106 and 132(R), we recognize the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized in net periodic benefit costs are recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. We use a measurement date of December 31 for all of our retirement plans. See Note 13 to the Consolidated Financial Statements for further details.

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) which established accounting for stock-based awards exchanged for employee service. We measure stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in costs; selling, general and administrative expense; and research and development expense in the Consolidated Statements of Income based on the employees’ respective functions.

We record deferred tax assets for awards that will result in deductions on our income tax returns, based on the amount of compensation cost recognized and our statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported in our income tax return are recorded in expense or in capital in excess of par value (if the tax deduction exceeds the deferred tax asset or to the extent that previously recognized credits to paid-in-capital are still available if the tax deduction is less than the deferred tax asset).

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

Standalone Software Sales and Integration Services

In accordance with SOP No. 97-2, we recognize revenue from standalone software licenses upon delivery of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. For software licenses that are included in a lease contract, we recognize revenue upon shipment of the software unless the lease contract specifies that the license expires at the end of the lease or the price of the software is deemed not fixed or determinable based on historical evidence of similar software leases. In these instances, revenue is recognized on a straight-line basis over the term of the lease contract. We recognize revenue from software requiring integration services at the point of customer acceptance. We recognize revenue related to off-the-shelf perpetual software licenses upon transfer of title, which is upon shipment.

Rentals Revenue

We rent equipment to our customers, primarily postage meters and mailing equipment, under short-term rental agreements, generally for periods of 3 months to 5 years. Rental revenue includes revenue from the subscription for digital meter services. We invoice in advance for postage meter rentals. We defer the billed revenue and include it initially in advance billings. Rental revenue is recognized on a straight-line basis over the term of the rental agreement. We defer certain initial direct costs incurred in consummating a transaction and amortize these costs over the term of the agreement. The initial direct costs are primarily personnel related costs. Other assets on our Consolidated Balance Sheets include $47.2 million and $57.1 million of these deferred costs at December 31, 2008 and 2007, respectively. The Consolidated Statements of Income include the related amortization expense of $24.9 million, $23.7 million and $22.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Support Services Revenue

We provide support services for our equipment primarily through maintenance contracts. Revenue related to these agreements is recognized on a straight-line basis over the term of the agreement, which typically is 1 to 5 years in length.

Business Services Revenue

Business services revenue includes revenue from management services, mail services, and marketing services. Management services, which includes outsourcing of mailrooms, copy centers, or other document management functions, are typically 1 to 5 year contracts that contain a monthly service fee and in many cases a “click” charge based on the number of copies made, machines in use, etc. Revenue is recognized over the term of the agreement, based on monthly service charges, with the exception of the “click” charges, which are recognized as earned. Mail services include the preparation, sortation and aggregation of mail to earn postal discounts and expedite delivery and revenue is recognized as the services are provided. Marketing services include direct mail marketing services, and revenue is recognized over the term of the agreement as the services are provided.

Multiple Element Arrangements

Certain of our transactions are consummated at the same time. The most common form of these transactions involves the sale or lease of equipment, a meter rental and/or an equipment maintenance agreement. In these cases, revenue is recognized for each of the elements based on their relative fair values in accordance with SFAS No. 13, Emerging Issues Task Force (EITF) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and SAB No. 104. Fair values of any meter rental or equipment maintenance agreement are determined by reference to the prices charged in standalone and renewal transactions. Fair value of equipment is determined based upon the present value of the minimum lease payments.

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

Other assets on our Consolidated Balance Sheets at December 31, 2008 and 2007 include $130.8 million and $135.7 million, respectively, of deferred marketing costs. The Consolidated Statements of Income include the related amortization expense of $43.1 million, $43.7 million and $49.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Translation of Non-U.S. Currency Amounts

Assets and liabilities of subsidiaries operating outside the U.S. are translated at rates in effect at the end of the period and revenue and expenses are translated at average monthly rates during the period. Net deferred translation gains and losses are included in accumulated other comprehensive income in stockholders’ (deficit) equity in the Consolidated Balance Sheets.

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

As a result of the use of derivative instruments, we are exposed to counterparty risk. To mitigate such risks, we enter into contracts with only those financial institutions that meet stringent credit requirements as set forth in our derivative policy. We regularly review our credit exposure balances as well as the creditworthiness of our counterparties. See Note 19 to the Consolidated Financial Statements for additional disclosures on derivative instruments.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which supplements Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies adjusted their financial statements to reflect only those tax positions that were more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment was recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. We adopted the provisions of FIN 48 on January 1, 2007 which resulted in a decrease to opening retained earnings of $84.4 million, with a corresponding increase in our tax liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We adopted this Statement for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We do not expect the adoption of this Statement for nonfinancial items effective January 1, 2009 to have a material impact on our financial position, results of operations, or cash flows. We currently do not have any financial assets that are valued using inactive markets, and as such are not

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

impacted by the issuance of FSP 157-3. See Note 19 to the Consolidated Financial Statements for additional discussion on fair value measurements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”), which required recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost were recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Our adoption of the provisions of SFAS 158 reduced stockholders’ equity by $297 million at December 31, 2006. SFAS 158 did not affect our results of operations or cash flows.

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

In April 2008, the FASB issued FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removed the requirement of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141(R), Business Combinations. FSP FAS 142-3 will be applied prospectively beginning January 1, 2009. We do not expect the adoption of this Statement to have a material impact on our financial position, results of operations, or cash flows.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective for fiscal years beginning after November 15, 2008. The adoption of this Statement did not result in a change in current practice.

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (FIN) No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP amends SFAS No. 133 to require a seller of credit derivatives, including credit derivatives embedded in a hybrid instrument, to provide certain disclosures for each statement of financial position presented. These disclosures are required even if the likelihood of having to make payments is remote. To make the disclosures consistent with the disclosures that will now be required for credit derivatives, FIN No. 45-4 was issued to require guarantors to disclose the current status of the payment/performance risk of the guarantee. This FSP also clarifies that SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The FSP is effective for reporting periods ending after November 15, 2008. The Company does not sell credit derivatives. The Company has complied with the additional disclosure requirement for guarantees in the fourth quarter of 2008.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends Statement No. 132(R) to require more detailed disclosures about employer’s plan assets, including investment strategies, major categories of assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of assets. The FSP is effective for fiscal years ending after December 15, 2009. The Company will comply with the additional disclosure requirements.

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

On July 14, 2006, we completed the sale of our Capital Services external financing business to Cerberus Capital Management, L.P. (Cerberus) for approximately $747 million and the assumption of approximately $470 million of non-recourse debt and other liabilities. This sale resulted in the disposition of most of the external financing activity in the Capital Services segment. The proceeds received at closing were used to pay our tax obligations. We reported the results of the Capital Services business in discontinued operations, including an after-tax loss of $445 million from the sale of this business. We retained certain leveraged leases in Canada which are included in our International Mailing segment.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The following table shows selected financial information included in discontinued operations for the years ended December 31:

Discontinued Operations	2008	2007	2006

Revenue	$—	$—	$81,199
Pretax income	$—	$—	$29,465

(Loss) income	$(27,700)	$5,534	$30,982
Gain on sale of Imagistics, net of $7,075 tax expense	—	—	11,065
FSC tax law change	—	—	(16,209)
Additional tax on IRS settlement	—	—	(41,000)
Loss on sale of Capital Services, net of $284,605 tax benefit	—	—	(445,150)

Total discontinued operations, net of tax	$(27,700)	$5,534	$(460,312)

The $27.7 million loss from discontinued operations in 2008 includes an accrual of tax and interest on uncertain tax positions. The income in 2007 includes a gain of $11.3 million from uncertain tax positions, net of the accrual of interest expense of $5.8 million on uncertain tax positions.

Interest expense included in discontinued operations was $19.2 million for the year ended December 31, 2006. Interest expense recorded in discontinued operations consisted of interest on third-party debt that was assumed by Cerberus. We have not allocated other consolidated interest expense to discontinued operations.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The following table summarizes selected financial data for the opening balance sheet allocations of the acquisitions in 2008 and 2007:

	2008	2007

	Zipsort, Inc.	Asterion SAS	Digital Cement, Inc.	MapInfo Corporation

Purchase price allocation
Short-term investments	$—	$—	$—	$46,308
Current assets	42	52,309	2,146	40,121
Other non-current assets	12,617	31,303	932	35,826
Intangible assets	7,942	8,285	6,600	113,000
Goodwill	24,962	25,555	42,583	327,219
Current liabilities	(4,063)	(58,286)	(213)	(63,012)
Debt	—	—	—	(13,866)
Non-current liabilities	(2,994)	(30,345)	—	(50,060)

Purchase price, net of cash acquired	$38,506	$28,821	$52,048	$435,536

Intangible assets
Customer relationships	$7,658	$6,766	$6,100	$75,900
Mailing software and technology	—	—	—	29,500
Trademarks and trade names	—	1,519	500	7,600
Non-compete agreements	284	—	—	—

Total intangible assets	$7,942	$8,285	$6,600	$113,000

Intangible assets amortization period
Customer relationships	15 years	7 years	7 years	10 years
Mailing software and technology	—	—	—	5 years
Trademarks and trade names	—	2 years	2 years	5 years
Non-compete agreements	3 years	—	—	—

Total weighted average	15 years	6 years	7 years	8 years

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for Zipsort, Inc. The purchase price allocation for this acquisition will be finalized upon the completion of working capital closing adjustments and fair value analysis. Final determination of the purchase price and fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition. The amount of tax deductible goodwill added from acquisitions in 2008 and 2007 was $27.4 million and $27.5 million, respectively.

During 2008 and 2007, we also completed several smaller acquisitions, the cost of which was $29.7 million and $86.6 million, respectively. These acquisitions did not have a material impact on our financial results.

Consolidated impact of acquisitions

The Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition.

The following table provides unaudited pro forma consolidated revenue for the years ended December 31, 2008 and 2007 as if our acquisitions had been acquired on January 1 of each year presented:

	2008	2007

Total revenue	$6,288,242	$6,351,981

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The pro forma earnings of these acquisitions for 2008 did not have a material impact on our financial results. The pro forma earnings for acquisitions in 2007 reduced our diluted earnings per share by approximately 6 cents, primarily due to the purchase accounting alignment for MapInfo. The pro forma consolidated results do not purport to be indicative of the actual results if the acquisitions had occurred on the dates indicated or that may result in the future.

4. Inventories

	December 31,

	2008	2007

Raw materials and work in process	$41,171	$56,228
Supplies and service parts	78,018	83,720
Finished products	42,132	58,014

Total	$161,321	$197,962

If all inventories valued at LIFO had been stated at current costs, inventories would have been $24.4 million and $23.7 million higher than reported at December 31, 2008 and 2007, respectively. In 2008 and 2007, we recorded impairment charges to inventories for $13.6 million and $48.1 million, respectively, associated with our transition initiatives in the restructuring charges and asset impairments line of the Consolidated Statements of Income. See Note 14 to the Consolidated Financial Statements for further details.

5. Fixed Assets

	December 31,

	2008	2007

Land	$30,531	$33,961
Buildings	351,195	400,548
Machinery and equipment	1,498,696	1,443,384

	1,880,422	1,877,893
Accumulated depreciation	(1,306,162)	(1,249,975)

Property, plant and equipment, net	$574,260	$627,918

Rental equipment	$932,389	$1,189,675
Accumulated depreciation	(534,440)	(753,748)

Rental property and equipment, net	$397,949	$435,927

Depreciation expense was $306.8 million, $318.1 million and $311.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. Rental equipment is primarily comprised of postage meters. A pre-tax non-cash impairment charge of $61.5 million for net rental property and equipment was recorded in 2007 associated with our transition initiative in the restructuring charges and asset impairments line of the Consolidated Statements of Income. See Note 14 to the Consolidated Financial Statements for further details.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

6. Intangible Assets and Goodwill

The components of our purchased intangible assets are as follows:

	December 31, 2008			December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$423,169	$(154,619)	$268,550	$427,487	$(119,652)	$307,835
Supplier relationships	29,000	(10,392)	18,608	29,000	(7,492)	21,508
Mailing software & technology	155,035	(78,982)	76,053	176,558	(65,032)	111,526
Trademarks and trade names	25,071	(13,310)	11,761	32,661	(17,202)	15,459
Non-compete agreements	2,652	(1,802)	850	5,491	(4,631)	860

	$634,927	$(259,105)	$375,822	$671,197	$(214,009)	$457,188

Amortization expense for intangible assets was $72.3 million, $65.0 million and $53.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. In 2008 and 2007, we recorded impairment charges of $28.5 million and $8.5 million, respectively, and included these charges in the restructuring charges and asset impairments line of the Consolidated Statements of Income. See Note 14 to the Consolidated Financial Statements for further details.

The estimated future amortization expense related to intangible assets as of December 31, 2008 is as follows:

Year ended December 31,	Amount

2009	$65,000
2010	58,000
2011	52,000
2012	46,000
2013	43,000
Thereafter	111,822

$375,822

During 2008 and 2007, we recorded additions to intangible assets of $18.6 million and $156.4 million, respectively. The components of these purchased intangible assets are as follows:

	December 31, 2008		December 31, 2007

	Amount	Weighted Average Life	Amount	Weighted Average Life

Customer relationships	$18,274	12 years	$107,097	10 years
Mailing software and technology	—	—	38,961	7 years
Trademarks and trade names	—	—	10,126	2 years
Non-compete agreements	284	3 years	261	4 years

	$18,558	11 years	$156,445	7 years

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The changes in the carrying amount of goodwill, by reporting segment, for the years ended December 31, 2008 and 2007 are as follows:

	Balance at December 31, 2007 (1)	Acquired during the period	Other (2)	Balance at December 31, 2008

U.S. Mailing	$131,807	$4,034	$6,524	$142,365
International Mailing	346,328	7,553	(31,651)	322,230
Production Mail	137,855	—	(788)	137,067
Software	669,436	—	(45,441)	623,995

Mailstream Solutions	1,285,426	11,587	(71,356)	1,225,657

Management Services	519,089	—	(27,456)	491,633
Mail Services	227,163	33,103	527	260,793
Marketing Services	268,180	—	5,567	273,747

Mailstream Services	1,014,432	33,103	(21,362)	1,026,173

Total	$2,299,858	$44,690	$(92,718)	$2,251,830

	Balance at December 31, 2006 (1)	Acquired during the period	Other (2)	Balance at December 31, 2007 (1)

U.S. Mailing	$87,004	$13,703	$31,100	$131,807
International Mailing	334,934	2,486	8,908	346,328
Production Mail	130,103	4,165	3,587	137,855
Software	312,807	355,189	1,440	669,436

Mailstream Solutions	864,848	375,543	45,035	1,285,426

Management Services	487,490	28,668	2,931	519,089
Mail Services	214,085	8,524	4,554	227,163
Marketing Services	224,734	41,831	1,615	268,180

Mailstream Services	926,309	79,023	9,100	1,014,432

Total	$1,791,157	$454,566	$54,135	$2,299,858

(1)	We have reclassified prior year amounts to conform to the current year presentation.

(2)	“Other” includes post closing acquisition and foreign currency translation adjustments.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

7. Current Liabilities

Accounts payable, accrued liabilities, notes payable and current portion of long-term obligations are composed of the following:

	December 31,

	2008	2007

Accounts payable-trade	$323,959	$348,293
Reserve account deposits	555,557	522,198
Accrued salaries, wages and commissions	271,940	312,330
Accrued restructuring charges	142,592	91,713
Miscellaneous accounts payable and accrued liabilities	628,351	691,033

Accounts payable and accrued liabilities	$1,922,399	$1,965,567

Notes payable	$610,460	$405,213
Current portion of long-term debt and capital leases	160,041	548,554

Notes payable and current portion of long-term obligations	$770,501	$953,767

In countries outside the U.S., banks generally lend to our non-finance subsidiaries on an overdraft or term-loan basis. These overdraft arrangements and term-loans, for the most part, are extended on an uncommitted basis by banks and do not require compensating balances or commitment fees.

Reserve account deposits represent customers’ prepayment of postage. Deposits are held by our subsidiary, Pitney Bowes Bank. See Note 17 to the Consolidated Financial Statements for further details.

Notes payable are issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at below prevailing prime rates. The weighted average interest rates were 1.3% and 4.3% on notes payable and overdrafts outstanding at December 31, 2008 and 2007, respectively.

We had unused credit facilities of $1.5 billion at December 31, 2008, primarily to support commercial paper issuances. Fees paid to maintain lines of credit were $0.8 million, $0.8 million and $0.9 million in 2008, 2007 and 2006, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

8. Long-term Debt

	December 31,

	2008	2007

Recourse debt
8.55% notes due 2009 (1)	$—	$150,000
5.32% credit facility due 2012	150,000	150,000
4.63% notes due 2012	400,000	400,000
3.88% notes due 2013	375,000	375,000
4.88% notes due 2014	450,000	450,000
5.00% notes due 2015	400,000	400,000
4.75% notes due 2016	500,000	500,000
5.75% notes due 2017	500,000	500,000
2.37% to 5.13% notes due 2018 (2)	350,000	350,000
2.24% to 4.98% notes due 2018	250,000	—
5.25% notes due 2037	500,000	500,000

Fair value hedges basis adjustment	76,043	25,753

Mortgage	—	13,186

Other (3)	(16,178)	(11,864)

Total long-term debt	$3,934,865	$3,802,075

(1)

In 2002, we terminated an interest rate swap associated with these notes, resulting in an effective interest rate of 5.05%. These notes are reported in current portion of long-term debt at December 31, 2008.

(2)

In April 2003, we entered into an interest rate swap for an aggregate notional amount of $350 million. The interest rate swap effectively converted the fixed rate of 4.75% on $350 million of our notes, due 2018, into variable interest rates. The variable rates payable by us in connection with the swap agreement were based on six month LIBOR less a spread of 22.8 basis points and the fixed rate received by us matched the fixed interest payment due on the notes. On November 21, 2008, we unwound this interest rate swap. This transaction was not undertaken for liquidity purposes but rather to fix our effective interest rate to 3.2% for the remaining term of these notes. We received $44 million, excluding accrued interest, associated with the unwind of this interest rate swap. This amount will be reflected as a reduction of interest expense over the remaining term of these notes.

(3)	Other consists primarily of debt discounts and premiums.

On March 4, 2008, we issued $250 million of 10 year fixed rate notes with a coupon rate of 5.60%. The interest is paid semi-annually beginning September 2008. The notes mature on March 15, 2018. We simultaneously entered into two interest rate swaps for a total notional amount of $250 million to convert the fixed rate debt to a floating rate obligation bearing interest at 6 month LIBOR plus 111.5 basis points. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper and repurchase of our stock.

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

In June 2008, we filed a “Well-known Seasoned Issuer” registration statement with the SEC which permits the issuance of debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

The annual maturities of the outstanding long-term debt during each of the next five years are as follows: 2010 – no maturities; 2011 – no maturities; 2012 – $550 million; 2013 – $375 million; and $2,950 million thereafter. The remaining outstanding notes with a $150 million face value are reported in current portion of long-term debt at December 31, 2008.

The fair value hedges basis adjustment represents the revaluation of fixed rate debt that has been hedged in accordance with SFAS No. 133. See Note 19 to the Consolidated Financial Statements.

9. Income Taxes

	Years ended December 31,

	2008	2007	2006

Continuing operations:
Total current	$142,263	$160,839	$298,364
Total deferred	102,666	119,383	36,640

Provision for income taxes	$244,929	$280,222	$335,004

U.S. and international components of income from operations before income taxes and minority interest are as follows:

	Years ended December 31,

	2008	2007	2006

Continuing operations:
U.S.	$573,066	$624,030	$719,931
International	140,111	36,681	194,559

Total continuing operations	713,177	660,711	914,490
Discontinued operations	—	—	(682,149)

Total	$713,177	$660,711	$232,341

The effective tax rates for continuing operations for 2008, 2007 and 2006 were 34.3%, 42.4% and 36.6%, respectively. The effective tax rate for 2007 included $54 million of tax charges related principally to a valuation allowance for certain deferred tax assets and tax rate changes outside of the U.S. The effective tax rate for 2006 included a $20 million charge related to the IRS settlement discussed below.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The items accounting for the difference between income taxes computed at the federal statutory rate and our provision for income taxes consist of the following:

	2008	2007	2006

Continuing operations:
Federal statutory provision	$249,612	$231,249	$320,072
Life insurance tax reserve, federal and state	—	—	20,000
State and local income taxes	19,820	12,281	22,194
Foreign tax differential	(2,605)	2,379	(12,713)
Foreign valuation allowance	4,560	51,724	—
Rate change	—	2,485	—
Tax exempt income/reimbursement	(5,404)	(6,743)	(15,110)
Federal income tax credits/incentives	(15,118)	(12,732)	(2,508)
Certain leasing transactions	(9,550)	—	—
Other, net	3,614	(421)	3,069

Provision for income taxes	244,929	280,222	335,004
Discontinued operations:
Federal statutory provision	—	—	(238,753)
State and local income taxes	—	—	(29,225)
External financing transactions (see Note 2)	27,700	(5,534)	46,140

Total provision for income taxes	$272,629	$274,688	$113,166

The components of our total provision for income taxes are as follows:

	Years ended December 31,

	2008	2007	2006

U.S. Federal:
Current	$112,931	$136,528	$1,090,252
Deferred	81,936	53,235	(1,021,669)

	194,867	189,763	68,583

U.S. State and Local:
Current	17,058	12,813	179,602
Deferred	13,434	6,083	(190,420)

	30,492	18,896	(10,818)

International:
Current	39,974	5,964	7,567
Deferred	7,296	60,065	47,834

	47,270	66,029	55,401

Total Current	169,963	155,305	1,277,421
Total Deferred	102,666	119,383	(1,164,255)

Total provision for income taxes	$272,629	$274,688	$113,166

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The components of our deferred tax liabilities and assets are as follows:

	December 31,

	2008	2007

Deferred tax liabilities:
Depreciation	$67,835	$44,125
Deferred profit (for tax purposes) on sales to finance subsidiaries	393,603	486,107
Lease revenue and related depreciation	342,604	296,527
Pension	—	76,830
Amortizable intangibles	61,866	45,311
Other	81,717	77,239

Deferred tax liabilities	947,625	1,026,139

Deferred tax (assets):
Nonpension postretirement benefits	(133,484)	(141,205)
Pension	(136,673)	—
Inventory and equipment capitalization	(21,778)	(22,651)
Restructuring charges	(42,938)	(93,113)
Long-term incentives	(59,447)	(60,571)
Net operating loss and tax credit carry forwards	(103,753)	(91,513)
Other	(204,426)	(168,785)
Valuation allowance	69,047	69,792

Deferred tax (assets)	(633,452)	(508,046)

Net deferred taxes	314,173	518,093
Less amounts included in current and non-current income taxes	59,820	62,719

Deferred taxes on income	$254,353	$455,374

As of December 31, 2008 and 2007, approximately $246.7 million and $243.7 million, respectively, of net operating loss carry forwards were available to us. Most of these losses can be carried forward indefinitely.

It has not been necessary to provide for income taxes on $710 million of cumulative undistributed earnings of subsidiaries outside the U.S. These earnings will be either indefinitely reinvested or remitted substantially free of additional tax. Determination of the liability that would result in the event all of these earnings were remitted to the U.S. is not practicable. It is estimated, however, that withholding taxes on such remittances would approximate $15 million.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN No. 48 requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. This is a different standard for recognition than the approach previously required. Both approaches require us to exercise considerable judgment and estimates are inherent in both processes. We adopted the provisions of FIN No. 48 on January 1, 2007. As a result, on initial adoption we recognized an $84.4 million increase in our liability for uncertain tax positions and a corresponding reduction to our opening retained earnings. The total amount of unrecognized tax benefits at December 31, 2008 and 2007 were $434.2 million and $398.9 million, respectively, of which $370.9 million and $335.7 million, respectively, would affect the effective tax rate if recognized. A reconciliation of the amount of unrecognized tax benefits at the beginning and end of 2008 and 2007 is as follows:

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	2008	2007

Balance at beginning of year	$398,878	$356,063
Increases from prior period positions	21,623	28,762
Decreases from prior period positions	(8,899)	(20,063)
Increases from current period positions	33,028	61,778
Decreases from current period positions	—	—
Decreases relating to settlements with tax authorities	(7,426)	(2,165)
Reductions as a result of a lapse of the applicable statute of limitations	(3,040)	(25,497)

Balance at end of year	$434,164	$398,878

Tax authorities continually examine our tax filings. On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will increase or decrease in the next 12 months, but we expect this change to be less than 10% of our unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes or discontinued operations as appropriate. During the years ended December 31, 2008 and 2007 we recorded $25.6 million and $9.5 million, respectively, in interest and penalties and this amount was included in discontinued operations. We had $139.2 million and $113.6 million accrued for the payment of interest and penalties at December 31, 2008 and December 31, 2007, respectively.

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

We are continually under examination by tax authorities in the United States, other countries and local jurisdictions in which we have operations. The years under examination vary by jurisdiction. The current IRS exam of tax years 2001-2004 is estimated to be completed within the next two years. In connection with this exam, we have recently received notices of proposed adjustments to our filed returns. We have accrued our best estimate of the tax, interest and penalties that may result from these proposed adjustments in accordance with FIN 48. We are disputing a formal request from the IRS in the form of a civil summons to provide certain company workpapers. We believe that certain documents being sought should not be produced because they are privileged. In a similar case, the U.S. Court of Appeals for the First Circuit ruled that certain company workpapers were privileged, however, the case was remanded to the lower court to consider other related issues. Also in connection with the 2001-2004 audits, we have entered into a settlement with the IRS regarding the tax treatment of certain lease transactions related to the Capital Services business that we sold in 2006. Prior to 2007, we accrued and paid the IRS the additional tax and interest associated with this settlement. A variety of post-1999 tax years remain subject to examination by other tax authorities, including the U.K., Canada, France, Germany and various U.S. states. We have accrued our best estimate of the tax, interest and penalties that may result from these tax uncertainties in these and other jurisdictions in accordance with FIN 48. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flows.

In August 2006, we reached a settlement with the IRS governing all outstanding tax audit issues in dispute for the tax years through 2000. Accordingly, in 2006 we recorded $61 million of additional tax expense. Of the $61 million, $41 million related to the Capital Services business and was included in discontinued operations and $20 million was included in continuing operations. The federal statute of limitations for these years has now expired. In 2006, we accrued in discontinued operations an additional tax expense of $16.2 million to record the impact of the Tax Increase Prevention and Reconciliation Act (“TIPRA”). The TIPRA legislation repealed the exclusion from federal income taxation of a portion of the income generated from certain leveraged leases of aircraft by foreign sales corporations. See Note 2 to the Consolidated Financial Statements for further discussion of the discontinued operations.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

In 2008, an analysis of the book and tax bases of leasing assets indicated that an adjustment to the deferred tax accounts was required. A deferred tax asset related to the acceleration of rental income for tax purposes was not properly captured in prior years. A benefit of $9.5 million related to years presented was recorded in the 2008 tax provision and an adjustment of $16.9 million was made to opening retained earnings related to earlier years to establish the related deferred tax assets. The impact of the adjustments was not material to any individual year.

During 2009, we expect to reverse tax benefits of approximately $11 to $13 million associated with the expiration of vested stock options and the vesting of restricted stock units previously granted to our employees. This write-off of deferred tax assets will not increase the amount of tax to be paid.

10. Preferred Stockholders’ Equity in Subsidiary Companies

Pitney Bowes International Holdings, Inc., a subsidiary of the Company, has 3,750,000 shares outstanding or $375 million of variable term voting preferred stock owned by certain outside institutional investors. These preferred shares are entitled to 25% of the combined voting power of all classes of capital stock. All outstanding common stock of Pitney Bowes International Holdings, Inc., representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by Pitney Bowes Inc. The preferred stock, $.01 par value, is entitled to cumulative dividends at rates set at auction. The weighted average dividend rate in 2008 and 2007 was 4.9%. Preferred dividends are included in minority interest (preferred stock dividends of subsidiaries) in the Consolidated Statements of Income. The preferred stock is subject to mandatory redemption based on certain events, at a redemption price not less than $100 per share, plus the amount of any dividends accrued or in arrears. No dividends were in arrears at December 31, 2008 or 2007.

At December 31, 2007, a subsidiary of the Company had 100 shares or $10 million of 9.11% Cumulative Preferred Stock, mandatorily redeemable in 20 years, owned by an institutional investor. In August 2008, we redeemed 100% of this Preferred Stock resulting in a net loss of $1.8 million.

11. Stockholders’ (Deficit) Equity

At December 31, 2008, 480,000,000 shares of common stock, 600,000 shares of cumulative preferred stock, and 5,000,000 shares of preference stock were authorized. At December 31, 2008, 206,181,193 shares of common stock (net of 117,156,719 shares of treasury stock), 135 shares of 4% convertible cumulative preferred stock (4% preferred stock) and 36,056 shares of $2.12 convertible preference stock ($2.12 preference stock) were issued and outstanding. In the future, the Board of Directors can issue the balance of unreserved and unissued preferred stock (599,865 shares) and preference stock (4,963,944 shares). The Board will determine the dividend rate, terms of redemption, terms of conversion (if any) and other pertinent features. At December 31, 2008, unreserved and unissued common stock (exclusive of treasury stock) amounted to 115,142,879 shares.

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

Cash dividends paid on common stock were $1.40 per share, $1.32 per share and $1.28 per share for 2008, 2007, and 2006 respectively.

At December 31, 2008, a total of 599,278 shares of common stock were reserved for issuance upon conversion of the 4% preferred stock (3,272 shares) and $2.12 preference stock (596,006 shares). In addition, 21,320,579 shares of common stock were reserved for issuance under our dividend reinvestment and other corporate plans.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The following table summarizes the preferred, preference and common stock outstanding:

			Common Stock
	Preferred Stock	Preference Stock
			Issued	Treasury	Outstanding

Balance, December 31, 2005	335	42,946	323,337,912	(96,630,706)	226,707,206
Repurchase of common stock				(9,180,216)
Issuances of common stock				3,026,290
Conversions of common stock	(200)	(3,339)		60,042

Balance, December 31, 2006	135	39,607	323,337,912	(102,724,590)	220,613,322
Repurchase of common stock				(9,075,104)
Issuances of common stock				2,934,801
Conversions of common stock	—	(2,538)		41,940

Balance, December 31, 2007	135	37,069	323,337,912	(108,822,953)	214,514,959
Repurchase of common stock				(9,246,535)
Issuances of common stock				896,030
Conversions of common stock	—	(1,013)		16,739

Balance, December 31, 2008	135	36,056	323,337,912	(117,156,719)	206,181,193

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follow:

	2008	2007	2006

Foreign currency translation adjustments (1)	$35,800	$341,252	$176,524
Net unrealized loss on derivatives	(18,952)	(282)	(3,083)
Net unrealized gain on investment securities	932	352	—
Amortization of pension and postretirement costs	36,261	22,172	—
Net unamortized loss on pension and postretirement plans (2)	(650,382)	(274,838)	(305,185)

Accumulated other comprehensive (loss) income	$(596,341)	$88,656	$(131,744)

(1) Includes net deferred translation gains of $41.7 million and $47.6 million for the years ended December 31, 2008 and 2007, respectively. These amounts are associated with inter-company loans denominated in a foreign currency that have been designated as a hedge of net investment.

(2) Includes a charge of $297.2 million for the initial adoption of FAS 158 in 2006.

12. Stock Plans

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The following table shows total stock-based compensation expense for stock options, restricted stock units, and employee stock purchase plans.

	Years Ended December 31,

	2008	2007	2006

Stock options	$11,851	$14,001	$20,412
Restricted stock units	11,168	7,115	3,363
Employee stock purchase plans	3,383	3,015	3,600

Pre-tax stock-based compensation	$26,402	$24,131	$27,375

The following table shows stock-based compensation expense as included in the Consolidated Statements of Income:

	Years Ended December 31,

	2008	2007	2006

Cost of equipment sales	$1,802	$1,649	$1,869
Cost of support services	777	710	806
Cost of business services	1,073	980	1,112
Selling, general and administrative	21,862	19,984	22,669
Research and development	888	808	919

Pre-tax stock-based compensation	26,402	24,131	27,375
Income tax	(9,109)	(8,277)	(9,308)

Stock-based compensation expense, net	$17,293	$15,854	$18,067

Basic earnings per share impact	$0.08	$0.07	$0.08

Diluted earnings per share impact	$0.08	$0.07	$0.08

Capitalized stock-based compensation costs at December 31, 2008 and 2007 were not material.

At December 31, 2008, $6.1 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 1.6 years. At December 31, 2008, $24.5 million of unrecognized compensation cost related to non-vested restricted stock units is expected to be recognized over a weighted average period of 1.8 years.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $1.1 million, $28.1 million and $23.2 million, respectively. The total intrinsic value of restricted stock units converted during 2008 was $4.2 million. Proceeds from issuance of stock in our Consolidated Statements of Cash Flows for 2007 and 2006 include $5.0 million and $3.4 million, respectively, of windfall tax benefits from stock options exercised and restricted stock units converted.

We settle employee stock compensation awards with treasury shares.

Our stock-based compensation awards require a minimum requisite service period of one year for retirement eligible employees.

At December 31, 2008, there were 14,677,468 shares available for future grants of stock options and restricted stock units under our stock plans.

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

The following tables summarize information about stock option transactions during 2008:

	Shares	Per share weighted average exercise price

Options outstanding at December 31, 2007	18,742,518	$43.23
Granted	2,126,310	$36.74
Exercised	(216,318)	$30.24
Canceled	(1,667,342)	$45.07
Forfeited	(177,098)	$42.06

Options outstanding at December 31, 2008	18,808,070	$42.50

	Shares	Per share weighted average exercise price

Options exercisable at December 31, 2008	14,551,367	$42.87

We granted 1,488,387 and 1,967,993 options in 2007 and 2006, respectively. The weighted average exercise price of the options granted was $47.17 and $42.00, respectively.

The weighted-average remaining contractual life of the total options outstanding and options exercisable at December 31, 2008 was 4.3 years and 3.2 years, respectively. The total options outstanding and exercisable at December 31, 2008 have no intrinsic value.

The weighted average remaining contractual life of the options outstanding and options exercisable at December 31, 2007 was 4.3 years and 3.3 years, respectively. The intrinsic value of the total options outstanding and options exercisable at December 31, 2007 was $97.4 million and $67.6 million, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

Options Outstanding

Range of per share exercise prices	Number	Weighted average remaining contractual life	Per share weighted average exercise price

$26.99 - $35.99	4,078,647	2.6 years	$30.22
$36.00 - $45.99	7,399,219	6.2 years	$40.33
$46.00 - $56.99	5,353,067	4.5 years	$46.91
$57.00 - $65.72	1,977,137	0.1 years	$64.00

	18,808,070

Options Exercisable

Range of per share exercise prices	Number	Per share weighted average exercise price

$26.99 - $35.99	3,928,647	$30.08
$36.00 - $45.99	4,382,106	$40.99
$46.00 - $56.99	4,263,477	$46.77
$57.00 - $65.72	1,977,137	$64.00

	14,551,367

Certain employees eligible for performance-based compensation may defer up to 100% of their annual awards, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan. Participants may allocate deferred compensation among specified investment choices. Previously, the investment choices offered included stock options under the U.S. stock option plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years from the date of grant. There were 131,214, 163,480 and 236,101 options outstanding under this plan at December 31, 2008, 2007 and 2006, respectively, which are included in outstanding options under our U.S. stock option plan. Beginning with the 2004 plan year, options were no longer offered as an investment choice.

We estimate the fair value of stock options using a Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the volatility of our stock, the risk-free interest rate and our dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of our stock option grants. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value we made under SFAS No. 123(R).

The fair value of stock options granted and related assumptions are as follows:

	Years ended December 31,

	2008	2007	2006

Expected dividend yield	3.0%	2.9%	2.9%
Expected stock price volatility (1)	12.3%	13.7%	17.6%
Risk-free interest rate (2)	2.7%	4.7%	4.6%
Expected life – years (3)	5	5	5
Weighted-average fair value per option granted	$3.22	$6.69	$7.13

(1)	Our estimates of expected stock price volatility are based on historical price changes of our stock.

(2)	The risk-free interest rate is based on U.S. Treasuries with a term equal to the expected option term.

(3)	The expected life is based on historical experience.

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

Restricted stock awards are subject to one or more restrictions, which may include continued employment over a specified period or the attainment of specified financial performance goals. Where a restricted stock award is subject to both tenure and attainment of financial performance goals, the restrictions would be released, in total or in part, only if the executive is still employed by us at the end of the performance period and if the performance objectives are achieved. Where the sole restriction of a restricted stock award is continued employment over a specified period, such period may not be less than three years. The compensation expense for each award is recognized over the performance period. We issued 10,000 shares of restricted stock in August 2008. We did not issue any shares of restricted stock during 2007 and 2006. During 2008, compensation expense was offset by forfeiture reversals. We recorded compensation expenses of $0.7 million and $1.3 million in 2007 and 2006, respectively.

The following table summarizes information about restricted stock unit transactions during 2008:

	Units / Shares	Weighted average grant date fair value

Restricted stock units outstanding at December 31, 2007	460,479	$46.09
Granted	512,415	$36.91
Vested	(130,500)	$45.62
Forfeited	(51,113)	$41.78

Restricted stock units outstanding at December 31, 2008	791,281	$40.50

We issued 334,442 shares and 256,519 shares of restricted stock units in 2007 and 2006, respectively. The weighted average grant price was $47.91 and $42.63 for 2007 and 2006, respectively. The intrinsic value of the outstanding restricted stock units at December 31, 2008 was $20.2 million, with a weighted average remaining term of 2.6 years.

Employee Stock Purchase Plans

The U.S. Employee Stock Purchase Plan enables substantially all U.S. and Canadian employees to purchase shares of our common stock at a discounted offering price and is considered a compensatory plan in accordance with SFAS No. 123(R). In 2008, the offering price was 85% of the average price of our common stock on the New York Stock Exchange on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. The U.K. S.A.Y.E. Plan also enables eligible employees of our participating U.K. subsidiaries to purchase shares of our stock at a discounted offering price which, in 2008, was 90% of the average closing price of our common stock on the New York Stock Exchange for the three business days preceding the offering date. We may grant rights to purchase up to 6,226,677 common shares to our regular employees under the U.S. and U.K. Plans. Compensation expense relating to the U.S. Plan is recognized over a twelve month participation period. Compensation expense for the U.K. Plan is recognized over participation periods of 3 or 5 years.

We granted rights to purchase 437,350 shares in 2008, 446,755 shares in 2007 and 435,592 shares in 2006. The per share fair value of rights granted was $5 in 2008, $8 in 2007 and $7 in 2006 for the U.S. ESPP and $4 in 2008, $7 in 2007 and $8 in 2006 for the U.K. ESPP.

Directors’ Stock Plan

Under this plan, each non-employee director is granted 2,200 shares of restricted common stock annually. Shares granted at no cost to the directors were 26,400 in 2008 and 24,665 in 2007. Compensation expense, net of taxes, was $0.6 million for 2008, $0.8 million for 2007 and $0.4 for 2006. The shares carry full voting and dividend rights but, except as provided herein, may not be transferred or alienated until the later of (1) termination of service as a director, or, if earlier, the date of a change of control, or (2) the expiration of the six-month period following the grant of such shares. If a director terminates service as a director prior to the expiration of the six-month period following a grant of restricted stock, that award will be forfeited. The Directors’ Stock Plan permits certain limited dispositions of restricted common stock to family members, family trusts or partnerships, as well as donations to charity after the expiration of the six-month holding period, provided the director retains a minimum of 7,500 shares of restricted common stock.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Non-employee directors may defer up to 100% of their eligible compensation, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan for directors. Participants may allocate deferred compensation among specified investment choices. Previously, the investment choices offered included stock options under the Directors’ Stock Plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years. There were 15,269, 22,091 and 41,716 options outstanding under this plan at December 31, 2008, 2007 and 2006, respectively. Beginning with the 2004 plan year, options were no longer offered as an investment choice.

13. Retirement Plans and Postretirement Medical Benefits

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

We contributed $32.1 million, $30.5 million and $28.1 million to our U.S. defined contribution plans in 2008, 2007 and 2006, respectively.

Defined Benefit Pension Plans

The change in benefit obligations, plan assets and the funded status for defined benefit pension plans are as follows:

	United States		Foreign

	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$1,596,486	$1,624,743	$557,185	$523,958
Service cost	29,699	28,500	10,562	13,427
Interest cost	96,205	94,173	29,140	27,720
Plan participants’ contributions	—	—	2,978	3,004
Actuarial loss (gain)	528	(41,049)	(75,728)	(25,744)
Foreign currency changes	—	—	(117,234)	32,399
Curtailment	—	—	—	906
Special termination benefits	2,105	1,187	632	—
Benefits paid	(119,643)	(111,068)	(23,028)	(18,485)

Benefit obligation at end of year	$1,605,380	$1,596,486	$384,507	$557,185

	United States		Foreign

	2008	2007	2008	2007

Change in plan assets:
Fair value of plan assets at beginning of year	$1,675,002	$1,655,283	$532,627	$478,375
Actual return on plan assets	(390,374)	121,973	(101,822)	31,554
Company contributions	10,286	8,814	7,868	9,615
Plan participants’ contributions	—	—	2,978	3,004
Foreign currency changes	—	—	(106,417)	28,564
Benefits paid	(119,643)	(111,068)	(23,028)	(18,485)

Fair value of plan assets at end of year	$1,175,271	$1,675,002	$312,206	$532,627

Funded status, end of year:
Fair value of plan assets at end of year	$1,175,271	$1,675,002	$312,206	$532,627
Benefit obligations at end of year	1,605,380	1,596,486	384,507	557,185

Funded status	$(430,109)	$78,516	$(72,301)	$(24,558)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Information provided in the table below is only for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2008 and 2007:

	United States		Foreign

	2008	2007	2008	2007

Projected benefit obligation	$1,605,380	$101,428	$37,094	$36,086
Accumulated benefit obligation	$1,501,848	$80,497	$34,747	$34,428
Fair value of plan assets	$1,175,271	$1,656	$9,120	$10,885

The accumulated benefit obligation for all U.S. defined benefit plans at December 31, 2008 and 2007 was $1.5 billion for both years. The accumulated benefit obligation for all foreign defined benefit plans at December 31, 2008 and 2007 was $337 million and $484 million, respectively.

	United States		Foreign

	2008	2007	2008	2007

Amounts recognized in the Consolidated Balance Sheets:
Non-current asset	$—	$178,288	$184	$6,921
Current liability	(6,513)	(5,387)	(875)	(884)
Non-current liability	(423,596)	(94,385)	(71,610)	(30,595)

Net amount recognized	$(430,109)	$78,516	$(72,301)	$(24,558)

Pre-tax amounts recognized in accumulated other comprehensive income (“AOCI”) consist of:
Net actuarial loss	$833,674	$328,968	$119,733	$93,186
Prior service cost/(credit)	(113)	(2,673)	1,211	2,266
Transition obligation (asset)	—	—	(97)	(14)

Total	$833,561	$326,295	$120,847	$95,438

The estimated amounts that will be amortized from AOCI into net periodic benefits cost in 2009 are as follows:
Net actuarial loss	$27,309		$2,645
Prior service cost/(credit)	(2,645)		471
Transition obligation	—		(10)

Total	$24,664		$3,106

Weighted average assumptions used to determine end of year benefit obligations:
Discount rate	6.05%	6.15%	2.25% - 6.60%	2.25% - 5.80%
Rate of compensation increase	4.25%	4.50%	2.50% - 5.10%	2.50% - 5.50%

At December 31, 2008 there are 8,800 shares of our common stock included in the plan assets of our pension plans.

We anticipate making contributions of up to $10 million to both our U.S. and foreign pension plans during 2009. We will reassess our funding alternatives as the year progresses.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The components of the net periodic benefit cost for defined pension plans are as follows:

	United States			Foreign

	2008	2007	2006	2008	2007	2006

Service cost	$29,699	$28,500	$26,771	$10,562	$13,427	$11,207
Interest cost	96,205	94,173	91,823	29,140	27,720	22,666
Expected return on plan assets	(132,748)	(127,070)	(125,204)	(36,713)	(37,079)	(31,338)
Amortization of transition cost	—	—	—	142	(706)	(654)
Amortization of prior service cost	(2,560)	(2,116)	(2,090)	628	663	618
Recognized net actuarial loss	18,944	29,860	34,881	3,981	7,347	9,516
Curtailment	—	—	—	—	906	883

Net periodic benefit cost	$9,540	$23,347	$26,181	$7,740	$12,278	$12,898

Other changes in plan assets and benefit obligations recognized in other comprehensive income was a net loss of $361.5 million (net of $207.6 million of tax) in 2008 and a net gain of $52.5 million (net of $29.2 million of tax) in 2007.

	United States			Foreign

	2008	2007	2006	2008	2007	2006

Weighted average assumptions used to determine net periodic benefit costs:
Discount rate	6.15%	5.85%	5.60%	2.25% - 5.80%	2.25% - 5.30%	2.25% - 5.00%
Expected return on plan assets	8.50%	8.50%	8.50%	3.50% - 7.75%	3.50% - 7.75%	3.50% - 8.00%
Rate of compensation increase	4.50%	4.50%	4.50%	2.50% - 5.50%	2.50% - 5.30%	1.75% - 4.10%

U.S. Pension Plans’ Investment Strategy and Asset Allocation

Our U.S. pension plans’ investment strategy supports the objectives of the fund, which are to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligations and the actuarial liabilities, and to earn a nominal rate of return of at least 8.0%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to reduce the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. The pension plans’ liabilities, investment objectives and investment managers are reviewed periodically.

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

The target allocation for 2009 and the asset allocation for the U.S. pension plan at December 31, 2008 and 2007, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,

Asset category	2009	2008	2007

U.S. equities	37%	33%	42%
Non-U.S. equities	19%	17%	23%
Fixed income	32%	39%	28%
Real estate	5%	7%	6%
Private equity	7%	4%	1%

Total	100%	100%	100%

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The fair value of plan assets was $1.2 billion and $1.7 billion at December 31, 2008 and 2007, respectively, and the expected long-term rate of return on these plan assets was 8.50% in 2008 and 2007.

Foreign Pension Plans’ Investment Strategy

Our foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees, in conjunction with our corporate personnel. The investment strategies adopted by our foreign plans vary by country and plan, with each strategy tailored to achieve the expected rate of return within an acceptable or appropriate level of risk, depending upon the liability profile of plan participants, local funding requirements, investment markets and restrictions. Our largest foreign pension plan is the U.K. plan, which represents 75% of the non-U.S. pension assets. The U.K. pension plan’s investment strategy supports the objectives of the fund, which are to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligations and the actuarial liabilities, and to earn a nominal rate of return of at least 7.25%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to minimize the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. The pension plans’ liabilities, investment objectives and investment managers are reviewed periodically.

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

The target allocation for 2009 and the asset allocation for the U.K. pension plan at December 31, 2008 and 2007, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,

Asset category	2009	2008	2007

U.K. equities	30%	34%	29%
Non-U.K. equities	35%	29%	43%
Fixed income	35%	33%	25%
Cash	—%	4%	3%

Total	100%	100%	100%

The fair value of plan assets was $234 million and $403 million at December 31, 2008 and 2007, respectively, and the expected long-term rate of return on these plan assets was 7.25% and 7.75% in 2008 and 2007, respectively.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The change in benefit obligations, plan assets and the funded status for nonpension postretirement benefit plans are as follows:

	December 31,

	2008	2007

Change in benefit obligation:
Benefit obligations at beginning of year	$246,572	$261,720
Service cost	3,613	3,529
Interest cost	14,410	13,904
Plan participants’ contributions	8,627	7,951
Plan amendments	—	(4,839)
Actuarial loss (gain)	14,662	(95)
Foreign currency changes	(3,653)	2,522
Gross benefits paid	(42,259)	(41,415)
Less federal subsidy on benefits paid	2,572	3,281
Special termination benefits	—	14

Benefit obligations at end of year	$244,544	$246,572

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contribution	31,060	30,183
Plan participants’ contributions	8,627	7,951
Gross benefits paid	(42,259)	(41,415)
Less federal subsidy on benefits paid	2,572	3,281

Fair value of plan assets at end of year	$—	$—

Funded status, end of year:
Fair value of plan assets at end of year	$—	$—
Benefit obligations at end of year	244,544	246,572

Funded status	$(244,544)	$(246,572)

The discount rates used in determining the accumulated postretirement benefit obligations for the U.S. plan were 5.95% in 2008 and 5.90% in 2007. The discount rates used in determining the accumulated postretirement benefit obligations for the Canadian plan were 6.60% in 2008 and 5.25% in 2007.

Amounts recognized in the Consolidated Balance Sheets consist of:	2008	2007

Current liability	$(26,920)	$(27,728)
Non-current liability	(217,624)	(218,844)

Net amount recognized	$(244,544)	$(246,572)

Pre-tax amounts recognized in AOCI consist of:
Net actuarial loss	$55,764
Prior service credit	(10,872)

Total	$44,892

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The components of the net periodic benefit cost for nonpension postretirement benefit plans are as follows:

	2008	2007	2006

Service cost	$3,613	$3,529	$3,347
Interest cost	14,410	13,904	13,352
Amortization of prior service benefit	(2,471)	(2,472)	(1,856)
Recognized net actuarial loss	3,386	2,214	1,908

Net periodic benefit cost	$18,938	$17,175	$16,751

Weighted average assumptions used to determine net periodic costs during the years:
	2008	2007	2006

Discount rate – U.S.	5.90%	5.85%	5.60%
Discount rate – Canada	5.25%	5.00%	5.00%

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2009 are as follows:

Net actuarial loss	$2,892
Prior service credit	(2,476)

Total	$416

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations for the U.S. plan was 8.00% for 2008 and 7.00% for 2007. The assumed health care trend rate is 8.00% for 2009 and we assume it will gradually decline to 5.00% by the year 2015 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$682	$(587)
Effect on postretirement benefit obligations	$8,537	$(7,525)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Nonpension Postretirement Benefits

For the year ending 12/31/09	$124,606	$27,029
For the year ending 12/31/10	132,096	26,574
For the year ending 12/31/11	135,077	25,403
For the year ending 12/31/12	143,143	23,983
For the year ending 12/31/13	146,973	22,431
For the years ending 12/31/14-12/31/18	788,815	96,456

	$1,470,710	$221,876

Postretirement benefit payments represent expected contributions, net of the annual Medicare Part D subsidy of approximately $2.8 million in 2009. Subsidy payments for 2010 – 2018 range from $3.0 million to $4.2 million for each year.

14. Restructuring Charges and Asset Impairments

We recorded pre-tax restructuring charges and asset impairments of $200.3 million and $264.0 million for the years ended December 31, 2008 and 2007, respectively. These charges primarily relate to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. For the year ended December 31, 2008, the asset impairment charges included in restructuring activities relate to older technology equipment of $28.5 million and other assets of $2.2 million. For the year ended December 31, 2007, the asset impairment charges included in restructuring activities related to the write-off of inventory of $48.1 million, rental assets of $61.5 million, lease residual values of $46.1 million and other assets of $8.8 million.

Additional asset impairments, unrelated to restructuring, were also recorded in 2008 and 2007. For 2008, these other impairment charges are related to intangible assets of $16.0 million principally due to a loss of a customer in our Marketing Services business and the ongoing shift in market conditions for the litigation support vertical in our Management Services business. For 2007, additional asset impairment charges included the write-down of certain intangible assets for $8.5 million.

Other exit costs of $35.3 million and $5.8 million in 2008 and 2007, respectively, relate primarily to lease termination fees, facility closing costs, contract cancellation costs and outplacement costs.

As of December 31, 2008, 1,926 terminations have occurred under the restructuring program and approximately 300 additional unfilled positions have been eliminated. The majority of the liability at December 31, 2008 is expected to be paid by the end of 2009 from cash generated from operations.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The pre-tax restructuring charges and asset impairments are composed of:

	Balance at December 31, 2007	2008 Expense	Cash payments	Non-cash charges	Balance at December 31, 2008

Severance and benefit costs	$81,251	$118,239	$(91,059)	$—	$108,431
Asset impairments	—	46,695	—	(46,695)	—
Other exit costs	5,795	35,320	(8,437)	—	32,678

Total	$87,046	$200,254	$(99,496)	$(46,695)	$141,109

	Balance at December 31, 2006	2007 Expense	Cash payments	Non-cash charges	Balance at December 31, 2007

Severance and benefit costs	$—	$85,137	$(3,886)	$—	$81,251
Asset impairments	—	173,081	—	(173,081)	—
Other exit costs	—	5,795	—	—	5,795

Total	$—	$264,013	$(3,886)	$(173,081)	$87,046

In January 2003, we undertook restructuring initiatives related to realigned infrastructure requirements and reduced manufacturing needs for digital equipment. In connection with this plan, we recorded pre-tax restructuring charges of $36 million for the year ended December 31, 2006. The program was completed during 2006 and, therefore, there were no additional restructuring charges after December 31, 2006. We made restructuring payments of $3 million, $29 million and $51 million during 2008, 2007 and 2006, respectively. See Note 1 to the Consolidated Financial Statements for our accounting policy related to restructuring charges and asset impairments.

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

Our wholly-owned subsidiary, Imagitas, Inc., is a defendant in ten purported class actions filed in six different states. These lawsuits have been coordinated in the United States District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleges that the Imagitas DriverSource program violates the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas enters into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assists the state in performing its governmental function of delivering these mailings and funding the costs of them. The plaintiffs in these actions are seeking both statutory damages under the DPPA and an injunction against the continuation of the program. On April 9, 2008, the District Court granted Imagitas’ motion for summary judgment in one of the coordinated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). On July 30, 2008, the District Court issued a final judgment in the Rine lawsuit and stayed all of the other cases filed against Imagitas pending an appellate decision in Rine. On August 27, 2008, the Rine plaintiffs filed an appeal of the District Court’s decision in the United States Court of Appeals, Eleventh Judicial Circuit. The appellate process in this case is proceeding.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

We expect to prevail in the lawsuits against Imagitas; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

Product Warranty

We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our best estimate of probable liability or product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, our product warranty liability at December 31, 2008 and 2007, respectively, was not material.

16. Leases

In addition to factory and office facilities owned, we lease similar properties, as well as sales and service offices, equipment and other properties, generally under long-term operating lease agreements extending from 3 to 25 years.

Future minimum lease payments under non-cancelable operating leases at December 31, 2008 are as follows:

Years ending December 31,	Operating leases

2009	$80,622
2010	61,696
2011	45,468
2012	32,956
2013	21,163
Thereafter	25,338

Total minimum lease payments	$267,243

Rental expense was $129.1 million, $146.9 million and $138.8 million in 2008, 2007 and 2006, respectively.

17. Finance Assets

Finance Receivables

Finance receivables are generally due in monthly, quarterly or semi-annual installments over periods ranging from 3 to 5 years and are comprised of sales-type leases and customer loan receivables.

The components of finance receivables were as follows:

	December 31,

	2008	2007

Gross finance receivables	$3,338,799	$3,587,947
Unguaranteed residual values	273,529	260,815
Unearned income	(666,742)	(740,046)
Initial direct cost deferred	1,914	1,914
Allowance for credit losses	(71,790)	(78,371)

Net investment in finance receivables	$2,875,710	$3,032,259

Net investment in finance receivables include net customer loan receivables at December 31, 2008 and 2007 of $528.8 million and $552.9 million, respectively. Customer loan receivables arise primarily from financing services offered to our customers for postage, supplies, and shipping payments. Customer loan receivables are generally due each month, however, customers may rollover

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

outstanding balances. See discussion on Pitney Bowes Bank below. As part of our transition initiatives, we recorded a charge of $46.1 million in 2007 for the impairment of unguaranteed residual values which was included in the restructuring charges and asset impairments line of the Consolidated Statement of Income. Also see Note 14 to the Consolidated Financial Statements for further details.

Maturities of gross finance receivables are as follows:

Years ending December 31,
2009	$1,677,044
2010	731,128
2011	499,862
2012	290,014
2013	122,074
Thereafter	18,677

Total	$3,338,799

Pitney Bowes Bank

The Pitney Bowes Bank (PBB), our wholly owned subsidiary, is a Utah-chartered Industrial Loan Company (ILC). At December 31, 2008, PBB had assets of $690 million and liabilities of $630 million. The bank’s assets consist of finance receivables, short and long-term investments and cash. PBB’s key product offering, Purchase Power, is a revolving credit solution, which enables customers to defer payment for postage when they refill their meter. PBB earns revenue through transaction fees, finance charges on outstanding balances, and other fees for services. The bank’s liabilities consist primarily of PBB’s deposit solution, Reserve Account, which provides value to large-volume mailers who prefer to prepay postage and earn interest on their deposits. The FDIC and the Utah Department of Financial Institutions provide oversight of PBB.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Leveraged Leases

Our investment in leveraged lease assets consists of the following:

	December 31,

	2008	2007

Rental receivables	$1,523,617	$1,889,083
Unguaranteed residual values	11,522	32,487
Principal and interest on non-recourse loans	(1,173,789)	(1,478,555)
Unearned income	(159,429)	(193,824)

Investment in leveraged leases	201,921	249,191
Less: Deferred taxes related to leveraged leases	(97,980)	(117,500)

Net investment in leveraged leases	$103,941	$131,691

The following is a summary of the components of income from leveraged leases:

	December 31,

	2008	2007	2006

Pre-tax leveraged lease income	$316	$4,270	$8,019
Income tax effect	7,063	1,186	(923)

Income from leveraged leases	$7,379	$5,456	$7,096

Income from leveraged leases was positively impacted by $2.6 million and negatively impacted by $0.2 million in 2008 and 2007, respectively, due to changes in statutory tax rates.

18. Business Segment Information

We conduct our business activities in seven business segments within the Mailstream Solutions and Mailstream Services business groups. For a description of our reportable segments and the types of products and services from which each reportable segment derives its revenue, see Item 1 – “Business” on page 3 of this Form 10-K. That information is incorporated herein by reference. The information set forth below should be read in conjunction with such information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, with the exception of the items outlined below.

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

As a result of certain organizational changes made during 2008, we have reclassified certain prior year amounts to conform to the current year presentation. The amounts reclassified did not have a material impact to our segment disclosures.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Revenue and earnings before interest and taxes (EBIT) by business segment and geographic area follows:

	Revenue

	2008	2007	2006

U.S.Mailing	$2,206,856	$2,364,061	$2,361,811
International Mailing	1,133,652	1,069,713	1,013,278
Production Mail	616,255	622,699	595,701
Software	399,814	326,359	182,067

Mailstream Solutions	4,356,577	4,382,832	4,152,857

Management Services	1,172,170	1,134,767	1,073,911
Mail Services	541,776	441,353	358,238
Marketing Services	191,782	170,843	145,012

Mailstream Services	1,905,728	1,746,963	1,577,161

Total	$6,262,305	$6,129,795	$5,730,018

Geographic areas:
United States	4,335,650	4,394,156	4,213,247
Outside the United States	1,926,655	1,735,639	1,516,771

Total	$6,262,305	$6,129,795	$5,730,018

	EBIT

	2008	2007	2006

U.S.Mailing	$895,957	$964,666	$949,700
International Mailing	184,667	162,257	179,377
Production Mail	81,514	74,364	68,475
Software	28,335	37,031	30,442

Mailstream Solutions	1,190,473	1,238,318	1,227,994

Management Services	70,173	76,051	83,169
Mail Services	68,800	56,416	36,943
Marketing Services	15,690	8,930	20,056

Mailstream Services	154,663	141,397	140,168

Total	$1,345,136	$1,379,715	$1,368,162

Geographic areas:
United States	1,100,900	1,177,920	1,160,382
Outside the United States	244,236	201,795	207,780

Total	$1,345,136	$1,379,715	$1,368,162

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Additional segment information is as follows:

	Years ended December 31,

	2008	2007	2006

Depreciation and amortization:
U.S. Mailing	$143,300	$158,568	$150,784
International Mailing	63,389	67,192	60,125
Production Mail	7,358	10,092	10,456
Software	37,317	26,864	10,392

Mailstream Solutions	251,364	262,716	231,757

Management Services	65,320	65,480	64,507
Mail Services	32,045	27,573	29,620
Marketing Services	11,502	12,662	10,180

Mailstream Services	108,867	105,715	104,307

Total	$360,231	$368,431	$336,064

	Years ended December 31,

	2008	2007	2006

Capital expenditures:
U.S. Mailing	$99,941	$92,112	$142,538
International Mailing	45,473	64,241	87,192
Production Mail	3,613	3,435	9,510
Software	12,519	7,755	117

Mailstream Solutions	161,546	167,543	239,357

Management Services	28,152	52,540	54,417
Mail Services	30,344	21,431	12,332
Marketing Services	2,572	619	726

Mailstream Services	61,068	74,590	67,475

Total	$222,614	$242,133	$306,832

	December 31,

	2008	2007

Identifiable assets:
U.S. Mailing	$3,012,769	$3,370,420
International Mailing	1,644,667	1,909,768
Production Mail	594,646	645,188
Software	994,491	1,046,776

Mailstream Solutions	6,246,573	6,972,152

Management Services	905,410	962,997
Mail Services	508,308	432,856
Marketing Services	293,322	326,257

Mailstream Services	1,707,040	1,722,110

Total	$7,953,613	$8,694,262

Identifiable long-lived assets by geographic areas:
United States	$2,971,267	$2,862,738
Outside the United States	1,026,264	1,472,913

Total	$3,997,531	$4,335,651

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Reconciliation of Segment Amounts to Consolidated Totals:

	Years ended December 31,

	2008	2007	2006

EBIT:
Total EBIT for reportable segments	$1,345,136	$1,379,715	$1,368,162
Unallocated amounts:
Interest, net	(216,450)	(241,871)	(212,596)
Corporate expense	(209,543)	(210,544)	(208,099)
Restructuring charges and asset impairments	(200,254)	(264,013)	(35,999)
Other items	(5,712)	(2,576)	3,022

Income from continuing operations before income taxes and minority interest	$713,177	$660,711	$914,490

Depreciation and amortization:
Total depreciation and amortization for reportable segments	$360,231	$368,431	$336,064
Corporate depreciation	18,886	14,710	15,216
Discontinued operations	—	—	11,978

Consolidated depreciation and amortization	$379,117	$383,141	$363,258

Capital expenditures:
Total additions for reportable segments	$222,614	$242,133	$306,832
Unallocated amounts	14,694	22,523	21,045

Consolidated capital expenditures	$237,308	$264,656	$327,877

	December 31,

	2008	2007

Total assets:
Total identifiable assets by reportable segments	$7,953,613	$8,694,262
Cash and cash equivalents and short-term investments	398,222	440,455
General corporate assets	384,596	331,014

Consolidated assets	$8,736,431	$9,465,731

19. Fair Value of Financial Instruments

Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. SFAS 157 emphasizes that an entity’s valuation technique for measuring fair value should maximize observable inputs and minimize unobservable inputs.

Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment testing, and those non-recurring nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. The new fair value definition and disclosure requirements for these specific nonfinancial assets and nonfinancial liabilities will be effective January 1, 2009.

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

          Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability. These inputs may be derived with internally developed methodologies that result in management’s best estimate of fair value. During the twelve months ended December 31, 2008 we had no Level 3 recurring measurements.

The following table shows, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Recurring Fair Value Measurements at December 31, 2008 by Level

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds	$181,664	$—	$—	$181,664
U.S. Government and agency issued debt	30,583	11,433	—	42,016
Corporate notes and bonds	—	4,725	—	4,725
Asset backed securities	—	2,658	—	2,658
Mortgage-backed securities	—	21,713	—	21,713
Derivatives
Interest rate swaps	—	32,486	—	32,486

Total assets	$212,247	$73,015	$—	$285,262

Liabilities:
Derivatives
Foreign exchange contracts	$—	$(286)	$—	$(286)
Treasury lock and forward starting swaps	—	(31,326)	—	(31,326)

Total liabilities	$—	$(31,612)	$—	$(31,612)

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

     • Asset Backed Securities (“ABS”) and Mortgage-Backed Securities (“MBS”): These securities are generally valued based on external pricing indices. When external index pricing is not observable, ABS and MBS are valued based on external price/spread data. If neither pricing method is available, we then utilize broker quotes. At December 31, 2008, we had $6.4 million investments valued using non-binding broker quotes. We verify that the unadjusted indices or broker quotes are reasonable by comparing prices across multiple (three or more) dealers and we verify that current trades have occurred at these prices. When inputs are observable and supported by an active market, asset backed securities and mortgage-backed securities are classified as Level 2 of the fair value hierarchy.

Investment securities are primarily composed of investments by PBB. Our investments are all classified as “available-for-sale securities”. PBB’s investments at December 31, 2008 were $196.9 million. We reported these investments in the Consolidated Balance Sheet as cash and cash equivalents of $125.8 million, short-term investments of $18.3 million and long-term investments of $52.8 million.

The fair value measurements of PBB’s investments are determined by third party service providers (Zions - Liquid Asset Management and Utendahl Capital Management). To validate the accuracy of the portfolio valuation, we utilize independent third parties to monthly price a minimum of 20% of the portfolio balance, ensuring our sample includes all types of securities held in the portfolio. We review the results of the pricing sample to ensure that the initial fair value valuations are accurate. If the pricing can not be validated reasonably (plus or minus 3% for each security and plus or minus 1% for the entire sample), we take action to investigate the differences. We have not adjusted the initial values as variances have been within these tolerance limits. Additionally, we ensure that the fair value measurements are in accordance with SFAS 157 and that we have properly classified our assets in the fair value hierarchy.

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

Derivatives

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

In April 2003, we entered into an interest rate swap for an aggregate notional amount of $350 million. The interest rate swap effectively converted the fixed rate of 4.75% on $350 million of our notes, due 2018, into variable interest rates. The variable rates payable by us were based on six month LIBOR less a spread of 22.8 basis points. At December 31, 2007, the fair value of the derivative was an asset of $6.8 million and long-term debt was increased by the same amount. In November 2008, we unwound this interest rate swap. As a result of this transaction, we received a total payment of $44.2 million, including accrued interest. After adjusting for interest, we recorded $44.0 million as an increase in long-term debt to reflect the fair value hedge basis adjustment. The $44.0 million will be recognized as a reduction in interest expense over the remaining term of the notes and results in an effective interest rate of 3.2%.

In March 2008, we entered into two interest rate swaps for an aggregate notional amount of $250 million to effectively convert the fixed rate of 5.60% on $250 million of our notes, due 2018, into variable interest rates. The variable rates payable by us are based on six month LIBOR plus 111.5 basis points. At December 31, 2008, the fair value of the derivatives was an asset of $32.5 million. Long-term debt was increased by $32.5 million as of December 31, 2008.

Foreign Exchange Contracts

We enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on inter-company loans and related interest that are denominated in a foreign currency. The revaluation of the short-term inter-company loans and interest and the mark-to-market on the derivatives are both recorded to income. At December 31, 2008, we had 24 outstanding foreign exchange contracts to buy or sell various currencies with a net liability value of $0.1 million. The contracts will expire by April 29, 2009. At December 31, 2007, the asset value of these derivatives was $1.9 million.

We also enter into foreign currency exchange contracts arising from the anticipated purchase of inventory between affiliates. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in other comprehensive income in the period that the change in fair value occurs and is reclassified to income in the same period that the hedged item is recorded in income. We had no outstanding contracts at December 31, 2008 and 2007.

Certain foreign currency derivatives have been entered into to manage foreign currency transactional exposures associated with the transactions between affiliates. These derivatives have no specific hedging designation so gains or losses are recorded in income in the period that changes in fair value occur together with the offsetting foreign exchange gains or losses on the underlying assets and liabilities. The fair value of these derivatives was a liability of $0.2 million and $1.9 million at December 31, 2008 and 2007, respectively.

Treasury Lock & Forward Starting Swap Agreements

We utilize forward starting swap agreements (forward swaps) in order to hedge the interest rate risk on the forecasted issuance of fixed-rate debt. These derivatives are treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in LIBOR rates between the date of hedge inception and the date of the debt issuance. We consider counterparty credit risk in the hedge assessments and continue to expect the forward-starting swaps to be effective in protecting against the risk of changes in future interest payments.

Net Investment Hedges

A portion of our intercompany loans denominated in a foreign currency is designated as a hedge of net investment. The revaluation of these loans is reflected as a deferred translation gain or loss and thereby offsets a portion of the translation adjustment of the applicable foreign subsidiaries’ net assets. At December 31, 2008, we had one intercompany loan with an outstanding value of $119.2

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

million designated as a net investment hedge. At December 31, 2007, we had two intercompany loans with an outstanding value of $126.4 million associated with net investment hedges. Net deferred translation gains of $41.7 million and $37.4 million for 2008 and 2007, respectively, were included in accumulated other comprehensive (loss) income in stockholders’ (deficit) equity on the Consolidated Balance Sheets.

The estimated fair value of our financial instruments follows:

	December 31,		December 31,

	2008		2007

	Carrying value (1)	Fair value	Carrying value (1)	Fair value

Investment securities	$251,298	$252,776	$200,006	$200,005
Loans receivable	$528,800	$528,800	$554,370	$554,370
Long-term debt	$(3,990,134)	$(3,880,418)	$(3,848,359)	$(3,722,209)
Derivatives, net	$874	$874	$7,623	$7,623

(1) Carrying value includes accrued interest and deferred fee income, where applicable.

The fair value of long-term debt is estimated based on quoted dealer prices for the same or similar issues. The carrying value for cash, cash equivalents, accounts receivable, loans receivable, accounts payable and notes payable approximate fair value because of the short maturity of these instruments.

20. Earnings per Share

A reconciliation of the basic and diluted earnings per share computations for income from continuing operations for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008

	Income	Shares	Per Share

Income from continuing operations	$447,493
Less:
Preferred stock dividends	—
Preference stock dividends	(77)

Basic earnings per share	$447,416	208,425,191	$2.15

Basic earnings per share	$447,416	208,425,191
Effect of dilutive securities:
Preferred stock	—	3,272
Preference stock	77	600,733
Stock options	—	567,305
Other	—	102,970

Diluted earnings per share	$447,493	209,699,471	$2.13

Basic earnings per share of common stock:
Continuing operations			$2.15
Discontinued operations			(0.13)

Net income			$2.01

Diluted earnings per share of common stock:
Continuing operations			$2.13
Discontinued operations			(0.13)

Net income			$2.00

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

In accordance with SFAS No. 128, Earnings per Share, 3.3 million, 0.5 million and 0.8 million common stock equivalent shares in 2008, 2007 and 2006, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock, and therefore the impact of these shares was anti-dilutive.

21. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2008 and 2007 follows:

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$1,573,957	$1,588,086	$1,547,673	$1,552,589	$6,262,305
Gross profit (1)	825,645	830,321	811,999	816,009	3,283,974
Restructuring charges and asset impairments	17,093	18,815	49,229	115,117	200,254
Income from continuing operations	122,935	131,340	100,292	92,926	447,493
Loss from discontinued operations	(3,832)	(2,831)	(2,063)	(18,974)	(27,700)
Net income	119,103	128,509	98,229	73,952	419,793

Basic earnings (loss) per share:
Continuing operations	$0.58	$0.63	$0.48	$0.45	$2.15
Discontinued operations	(0.02)	(0.01)	(0.01)	(0.09)	(0.13)

Net income per share	$0.56	$0.62	$0.47	$0.36	$2.01

Diluted earnings (loss) per share:
Continuing operations	$0.58	$0.63	$0.48	$0.45	$2.13
Discontinued operations	(0.02)	(0.01)	(0.01)	(0.09)	(0.13)

Net income per share	$0.56	$0.61	$0.47	$0.36	$2.00

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$1,414,237	$1,543,034	$1,508,277	$1,664,247	$6,129,795
Gross profit (1)	756,734	837,725	799,143	865,438	3,259,040
Restructuring charges and asset impairments	—	—	4,300	259,713	264,013
Income (loss) from continuing operations	146,584	153,581	129,240	(68,158)	361,247
(Loss) income from discontinued operations	(1,788)	(1,342)	(1,565)	10,229	5,534
Net income (loss)	144,796	152,239	127,675	(57,929)	366,781

Basic earnings (loss) per share (2):
Continuing operations	$0.67	$0.70	$0.59	$(0.32)	$1.65
Discontinued operations	(0.01)	(0.01)	(0.01)	0.05	0.03

Net income (loss) per share	$0.66	$0.69	$0.58	$(0.27)	$1.68

Diluted earnings (loss) per share (2):
Continuing operations	$0.66	$0.69	$0.58	$(0.31)	$1.63
Discontinued operations	(0.01)	(0.01)	(0.01)	0.05	0.03

Net income (loss) per share	$0.65	$0.68	$0.58	$(0.26)	$1.66

(1) Gross profit is defined as total revenue less cost of equipment sales, cost of supplies, cost of software, cost of rentals, cost of support services and cost of business services.

(2) The sum of the quarters and earnings per share amounts may not equal the annual and total amounts due to rounding.

PITNEY BOWES INC.
SCHEDULE II - VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2006 TO 2008

(Dollars in thousands)
Description	Balance at beginning of year	Additions		Deductions		Balance at end of year

Allowance for doubtful accounts
2008	$49,324	$17,134	(1)	$(21,194	) (2)	$45,264
2007	$50,052	$19,880	(1)	$(20,608	) (2)	$49,324
2006	$46,261	$27,718	(1)	$(23,927	) (2)	$50,052

Allowance for credit losses on finance receivables
2008	$78,371	$51,736		$(58,317	) (2)	$71,790
2007	$82,499	$44,440		$(48,568	) (2)	$78,371
2006	$128,862	$39,432		$(85,795	) (2)	$82,499

Valuation allowance for deferred tax asset (3)
2008	$69,792	$15,584		$(16,329)		$69,047
2007	$33,563	$64,487		$(28,258)		$69,792
2006	$21,777	$13,583		$(1,797)		$33,563

(1)	Includes additions charged to expenses, additions from acquisitions and impact of foreign exchange translation.

(2)	Includes uncollectible accounts written off and amounts included in divestitures.

(3)	Included in Consolidated Balance Sheet as a liability.

Exhibit Index

Reference Number per Item 601 of Regulation SK	Exhibit Number in this Form 10-K	Document Name	Page Number

(10)	Exhibit (i)	Pitney Bowes Inc. Key Employees’ Incentive Plan, as amended and restated October 1, 2007	Page 91

	Exhibit (ii)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors, as amended and restated effective January 1, 2009	Page 96

	Exhibit (iii)	Pitney Bowes Inc. Deferred Incentive Savings Plan, as amended and restated effective January 1, 2009	Page 108

(12)	Exhibit (iv)	Computation of ratio of earnings to fixed charges	Page 139

(21)	Exhibit (v)	Subsidiaries of the registrant	Page 140

(23)	Exhibit (vi)	Consent of experts and counsel	Page 142

(31.1)		Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Page 143

(31.2)		Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Page 144

(32.1)		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Page 145

(32.2)		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Page 146