Form 10-Q
period 2009-03-31
PITNEY BOWES INC /DE/
filed 2009-05-07
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 1-3579

PITNEY BOWES INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0495050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Elmcroft Road, Stamford, Connecticut	06926-0700
(Address of principal executive offices)	(Zip Code)

(203) 356-5000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 5, 2009.

Class	Outstanding

Common Stock, $1 par value per share	206,388,687 shares

PITNEY BOWES INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,

	2009	2008

Revenue:
Equipment sales	$231,825	$302,713
Supplies	88,029	107,600
Software	79,726	105,405
Rentals	168,130	184,953
Financing	182,798	198,939
Support services	174,347	191,525
Business services	454,729	482,822

Total revenue	1,379,584	1,573,957

Costs and expenses:
Cost of equipment sales	123,085	161,113
Cost of supplies	23,341	27,872
Cost of software	19,497	27,737
Cost of rentals	35,851	38,304
Cost of support services	98,326	113,995
Cost of business services	359,907	379,291
Selling, general and administrative	443,528	496,495
Research and development	46,949	50,000
Restructuring charges and asset impairments	—	17,093
Interest expense	52,203	61,767
Interest income	(1,552)	(2,990)

Total costs and expenses	1,201,135	1,370,677

Income from continuing operations before income taxes	178,449	203,280
Provision for income taxes	72,149	75,547

Income from continuing operations	106,300	127,733
Gain (loss) from discontinued operations, net of income tax	2,623	(3,832)

Net income before attribution of noncontrolling interests	108,923	123,901

Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,521	4,798

Pitney Bowes Inc. net income	$104,402	$119,103

Amounts attributable to Pitney Bowes Inc. common stockholders:
Income from continuing operations	$101,779	$122,935
Gain (loss) from discontinued operations	2,623	(3,832)

Pitney Bowes Inc. net income	$104,402	$119,103

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders (1):
Continuing operations	$0.49	$0.58
Discontinued operations	0.01	(0.02)

Net income	$0.51	$0.56

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders (1):
Continuing operations	$0.49	$0.58
Discontinued operations	0.01	(0.02)

Net income	$0.50	$0.56

Dividends declared per share of common stock	$0.36	$0.35

(1) The sum of the earnings per share amounts may not equal the totals above due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$423,217	$376,671
Short-term investments	19,717	21,551

Accounts receivables, gross	837,608	924,886
Allowance for doubtful accounts receivables	(42,336)	(45,264)

Accounts receivables, net	795,272	879,622

Finance receivables	1,428,249	1,501,678
Allowance for credit losses	(43,592)	(45,932)

Finance receivables, net	1,384,657	1,455,746

Inventories	170,228	161,321
Current income taxes	53,018	59,594
Other current assets and prepayments	79,458	78,108

Total current assets	2,925,567	3,032,613

Property, plant and equipment, net	555,963	574,260
Rental property and equipment, net	385,680	397,949

Finance receivables	1,396,195	1,445,822
Allowance for credit losses	(24,877)	(25,858)

Finance receivables, net	1,371,318	1,419,964

Investment in leveraged leases	195,340	201,921
Goodwill	2,209,599	2,251,830
Intangible assets, net	353,603	375,822
Non-current income taxes	62,283	64,387
Other assets	425,769	417,685

Total assets	$8,485,122	$8,736,431

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,684,080	$1,922,399
Current income taxes	138,895	108,662
Notes payable and current portion of long-term obligations	384,382	770,501
Advance billings	482,215	441,556

Total current liabilities	2,689,572	3,243,118

Deferred taxes on income	270,630	254,353
FIN 48 uncertainties and other income tax liabilities	305,077	294,487
Long-term debt	4,227,697	3,934,865
Other non-current liabilities	820,310	823,322

Total liabilities	8,313,286	8,550,145

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	374,165	374,165
Commitments and contingencies (See Note 18)

Stockholders’ deficit:
Cumulative preferred stock, $50 par value, 4% convertible	7	7
Cumulative preference stock, no par value, $2.12 convertible	972	976
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	255,535	259,306
Retained earnings	4,308,909	4,278,804
Accumulated other comprehensive loss	(644,905)	(596,341)
Treasury stock, at cost (117,083,391 and 117,156,719 shares, respectively)	(4,446,185)	(4,453,969)

Total Pitney Bowes Inc. stockholders’ deficit	(202,329)	(187,879)

Total liabilities and stockholders’ deficit	$8,485,122	$8,736,431

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,

	2009	2008

Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$108,923	$123,901
Restructuring charges, net of tax	—	10,353
Restructuring payments	(32,701)	(12,398)
Payments for settlement of derivative instruments	(20,281)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,386	97,527
Stock-based compensation	5,270	5,959
Changes in operating assets and liabilities, excluding effects of acquisitions:
(Increase) decrease in accounts receivables	72,768	(5,206)
(Increase) decrease in finance receivables	102,248	30,827
(Increase) decrease in inventories	(11,499)	(17,682)
(Increase) decrease in prepaid, deferred expense and other assets	(2,540)	(11,531)
Increase (decrease) in accounts payable and accrued liabilities	(141,542)	(85,485)
Increase (decrease) in current and non-current income taxes	58,561	49,231
Increase (decrease) in advance billings	44,192	57,553
Increase (decrease) in other operating capital, net	5,686	10,086

Net cash provided by operating activities	276,471	253,135

Cash flows from investing activities:
Short-term and other investments	6,397	(6,767)
Capital expenditures	(47,776)	(56,933)
Net investment in external financing	764	4,674
Acquisitions, net of cash acquired	—	(5,100)
Reserve account deposits	(21,675)	(7,233)

Net cash used in investing activities	(62,290)	(71,359)

Cash flows from financing activities:
Increase (decrease) in notes payable, net	(384,650)	(37,349)
Proceeds from long-term obligations	297,513	245,582
Principal payments on long-term obligations	—	(119,679)
Proceeds from issuance of common stock	2,279	6,108
Stock repurchases	—	(179,997)
Dividends paid to stockholders	(74,297)	(74,134)
Dividends paid to noncontrolling interests	(4,521)	(4,798)

Net cash used in financing activities	(163,676)	(164,267)

Effect of exchange rate changes on cash and cash equivalents	(3,959)	3,101

Increase in cash and cash equivalents	46,546	20,610
Cash and cash equivalents at beginning of period	376,671	377,176

Cash and cash equivalents at end of period	$423,217	$397,786

Cash interest paid	$72,749	$90,134

Cash income taxes paid, net	$9,374	$22,767

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

1. Basis of Presentation

The terms “we”, “us”, and “our” are used in this report to refer collectively to Pitney Bowes Inc. and its subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements of Pitney Bowes Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, which were revised in the current period to reflect presentation changes for the adoption of SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly our financial position at March 31, 2009 and December 31, 2008, our results of operations for the three months ended March 31, 2009 and 2008 and our cash flows for the three months ended March 31, 2009 and 2008 have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2009.

These statements should be read in conjunction with the financial statements and notes thereto included in our 2008 Annual Report to Stockholders on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current period presentation.

2. Nature of Operations

We are a provider of leading-edge, global, integrated mail and document management solutions for organizations of all sizes. We operate in two business groups: Mailstream Solutions and Mailstream Services. Mailstream Solutions includes worldwide revenue and related expenses from the sale, rental, and financing of mail finishing, mail creation, shipping equipment and software; production mail equipment; supplies; mailing support and other professional services; payment solutions; and mailing, customer communication and location intelligence software. Mailstream Services includes worldwide revenue and related expenses from facilities management services; secure mail services; reprographics, document management, and other value-added services for targeted customer markets; mail services operations, which include presort mail services and international mail services; and marketing services. See Note 7 to the Condensed Consolidated Financial Statements for details of our reporting segments and a description of their activities.

3. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We adopted SFAS 157 for nonfinancial items on January 1, 2009, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuances of FSP 157-3 and FSP 157-4. See Note 17 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141(R) requires fair value measurements at the date of acquisition, with limited exceptions specified in the Statement. Some of the major impacts of this new standard include expense recognition for transaction costs and restructuring costs. SFAS 141(R) was effective for fiscal years beginning on or after December 15, 2008 and is applied prospectively. The adoption of this Statement has not had a material impact on our financial position, results of operations, or cash flows during the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 are applied prospectively. We adopted the presentation and disclosure requirements of SFAS 160 on a retrospective basis in the first quarter of 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this Statement requires us to present currently disclosed information in a tabular format and also expands our disclosures concerning where derivatives are reported on the balance sheet and where gains/losses are recognized in the results of operations. The Company has complied with the disclosure requirements of this Statement in the first quarter of 2009. See Note 17 to the Condensed Consolidated Financial Statements for the additional disclosures.

In April 2008, the FASB issued FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removed the requirement of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141(R), Business Combinations. FSP FAS 142-3 is being applied prospectively beginning January 1, 2009. The adoption of this Statement has not had a material impact on our financial position, results of operations, or cash flows during the first quarter 2009.

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF Issue No. 08-7 clarifies the accounting for certain separately identifiable assets, which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF Issue No. 08-7 requires an acquirer to account for a defensive intangible asset as a separate unit of accounting, which should be amortized to expense over the period the asset diminishes in value. The provisions of EITF Issue No. 08-7 were adopted prospectively on January 1, 2009. This EITF Issue did not impact our financial position, results of operations, or cash flows during the first quarter 2009.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company will comply with the additional disclosure requirements beginning in the second quarter of 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the SEC released Staff Accounting Bulletin No. 111 (“SAB 111”), which amends SAB Topic 5-M. SAB 111 notes that FSP No. 115-2 and FAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can’t be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the first quarter of 2009.

4. Discontinued Operations

The following table shows selected financial information included in discontinued operations for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,

	2009	2008

Discontinued Operations
Pre-tax income	$9,773	$—
Tax provision	(7,150)	(3,832)

Gain (loss) from discontinued operations, net of tax	$2,623	$(3,832)

The net gain for the three months ended March 31, 2009 relates to $9.8 million pre-tax income, less tax of $3.8 million, for a bankruptcy settlement, which was partially offset by the accrual of interest on uncertain tax positions. We received a bankruptcy settlement for unsecured claims pertaining to the leasing of certain aircraft. These leasing transactions were originally executed by our former Capital Services business, which was sold in 2006. At the time of the Capital Services sale, we retained the rights to the bankruptcy claims. Since these claims were attributable to our former Capital Services business, we recorded the gain on this settlement in discontinued operations. The net loss for the three months ended 2008 relates to the accrual of interest on uncertain tax positions.

5. Acquisitions

On April 21, 2008, we acquired Zipsort, Inc. for $40 million in cash, net of cash acquired. Zipsort, Inc. acts as an intermediary between customers and the U.S. Postal Service. Zipsort, Inc. offers mailing services that include presorting of first class, standard class, flats, permit and international mail as well as metering services. We assigned the goodwill to the Mail Services segment.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

There were no acquisitions during the three months ended March 31, 2009. The following table summarizes selected financial data for the opening balance sheet of the Zipsort, Inc. acquisition in 2008:

2008

Zipsort, Inc.

Purchase price allocation:
Current assets	$708
Other non-current assets	11,707
Intangible assets	7,942
Goodwill	25,294
Current liabilities	(2,975)
Non-current liabilities	(2,885)

Purchase price, net of cash acquired	$39,791

Intangible assets:
Customer relationships	$7,658
Non-compete agreements	284

Total intangible assets	$7,942

Intangible assets amortization period:
Customer relationships	15 years
Non-compete agreements	4 years

Total weighted average	15 years

No tax deductible goodwill was added during the three months ended March 31, 2009.

During the three months ended March 31, 2008, we completed one acquisition with an aggregate cost of $5.1 million. This acquisition did not have a material impact on our financial results. The amount of tax deductible goodwill added from this acquisition was $3.6 million.

Consolidated impact of acquisitions

The Condensed Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. These acquisitions increased our revenue and earnings but, including related financing costs, did not materially impact earnings either on an aggregate or per share basis.

The following table provides unaudited pro forma consolidated revenue for the three months ended March 31, 2009 and 2008 as if our acquisitions had been acquired on January 1 of each year:

	Three Months Ended March 31,

	2009	2008

Total revenue	$1,379,584	$1,589,527

The pro forma earnings results of these acquisitions were not material to net income or earnings per share. The pro forma consolidated results do not purport to be indicative of actual results that would have occurred had the acquisitions been completed on January 1, 2009 and 2008, nor do they purport to be indicative of the results that will be obtained in the future.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

6. Earnings per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008 is as follows:

	2009			2008

	Income	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share

Pitney Bowes Inc. net income	$104,402			$119,103
Less:
Preferred stock dividends	—			—
Preference stock dividends	(19)			(20)

Basic earnings per share	$104,383	206,255	$0.51	$119,083	211,783	$0.56

Effect of dilutive securities:
Data for basic earnings per share	$104,383	206,255		$119,083	211,783
Preferred stock	—	3		—	3
Preference stock	19	596		20	607
Stock options and stock purchase plans	—	—		—	809
Other stock plans	—	4		—	80

Diluted earnings per share	$104,402	206,858	$0.50	$119,103	213,282	$0.56

	Per Share	Per Share

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations	$0.49	$0.58
Discontinued operations	0.01	(0.02)

Net income	$0.51	$0.56

	Per Share	Per Share

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations	$0.49	$0.58
Discontinued operations	0.01	(0.02)

Net income	$0.50	$0.56

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

In accordance with SFAS No. 128, Earnings per Share, approximately 6.9 million and 1.8 million common stock equivalent shares for the three months ended March 31, 2009 and 2008, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was anti-dilutive.

On February 9, 2009, we made our annual stock compensation grant which consisted of approximately 1.6 million stock options and 0.8 million restricted stock units.

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

Software: Includes the worldwide revenue and related expenses from the sale and support services of non-equipment-based mailing, customer communication and location intelligence software.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Revenue and EBIT by business segment for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,

	2009	2008

Revenue:
U.S. Mailing	$508,523	$552,585
International Mailing	237,312	308,333
Production Mail	109,429	135,404
Software	75,375	99,663

Mailstream Solutions	930,639	1,095,985

Management Services	266,502	302,635
Mail Services	141,251	125,422
Marketing Services	41,192	49,915

Mailstream Services	448,945	477,972

Total revenue	$1,379,584	$1,573,957

	Three Months Ended March 31,

	2009	2008

EBIT: (1)
U.S. Mailing	$192,834	$223,955
International Mailing	30,939	49,935
Production Mail	5,067	8,583
Software	2,604	6,478

Mailstream Solutions	231,444	288,951

Management Services	13,637	18,637
Mail Services	18,575	18,389
Marketing Services	2,016	1,752

Mailstream Services	34,228	38,778

Total EBIT	265,672	327,729

Unallocated amounts:
Interest, net	(50,651)	(58,777)
Corporate expenses	(36,572)	(48,579)
Restructuring charges and asset impairments	—	(17,093)

Income from continuing operations before income taxes	$178,449	$203,280

(1)	EBIT excludes general corporate expenses, restructuring charges, and asset impairments.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

8. Inventories

Inventories are composed of the following:

	March 31, 2009	December 31, 2008

Raw materials and work in process	$51,838	$41,171
Supplies and service parts	74,499	78,018
Finished products	43,891	42,132

Total	$170,228	$161,321

9. Fixed Assets

	March 31, 2009	December 31, 2008

Property, plant and equipment	$1,849,869	$1,880,422
Accumulated depreciation	(1,293,906)	(1,306,162)

Property, plant and equipment, net	$555,963	$574,260

Rental property and equipment	$892,440	$932,389
Accumulated depreciation	(506,760)	(534,440)

Rental property and equipment, net	$385,680	$397,949

Depreciation expense was $70.0 million and $80.4 million for the three months ended March 31, 2009 and 2008, respectively.

10. Intangible Assets and Goodwill

Intangible assets are composed of the following:

	March 31, 2009			December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$416,730	$(162,731)	$253,999	$423,169	$(154,619)	$268,550
Supplier relationships	29,000	(11,117)	17,883	29,000	(10,392)	18,608
Software & technology	149,259	(78,916)	70,343	155,035	(78,982)	76,053
Trademarks & trade names	25,072	(14,347)	10,725	25,071	(13,310)	11,761
Non-compete agreements	2,172	(1,519)	653	2,652	(1,802)	850

Total intangible assets	$622,233	$(268,630)	$353,603	$634,927	$(259,105)	$375,822

Amortization expense for intangible assets for the three months ended March 31, 2009 and 2008 was $17.4 million and $17.1 million, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The estimated future amortization expense related to intangible assets is as follows:

Amount

Remaining for year ended December 31, 2009	$43,000
Year ended December 31, 2010	58,000
Year ended December 31, 2011	52,000
Year ended December 31, 2012	46,000
Year ended December 31, 2013	43,000
Thereafter	111,603

Total	$353,603

Changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2009 are as follows:

	Balance at December 31, 2008	Acquired during the period	Other (1)	Balance at March 31, 2009

U.S. Mailing	$142,365	$—	$246	$142,611
International Mailing	322,230	—	(13,825)	308,405
Production Mail	137,067	—	(1,579)	135,488
Software	623,995	—	1,083	625,078

Mailstream Solutions	1,225,657	—	(14,075)	1,211,582

Management Services	491,633	—	(3,783)	487,850
Mail Services	260,793	—	(24,441)	236,352
Marketing Services	273,747	—	68	273,815

Mailstream Services	1,026,173	—	(28,156)	998,017

Total	$2,251,830	$—	$(42,231)	$2,209,599

(1)	“Other” includes post closing acquisition and foreign currency translation adjustments.

11. Long-term Debt

On March 2, 2009, we issued $300 million of 10-year fixed-rate notes with a coupon rate of 6.25%. The interest is paid semi-annually beginning September 15, 2009. The notes mature on March 15, 2019. We simultaneously unwound four forward starting swap agreements (forward swaps) used to hedge the interest rate risk associated with the forecasted issuance of the fixed-rate debt. The unwind of the derivatives resulted in a loss (and cash payment) of $20.3 million which was recorded to other comprehensive income, net of tax, and will be amortized to net interest expense over the 10-year term of the notes. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

On March 4, 2008, we issued $250 million of 10-year fixed-rate notes with a coupon rate of 5.60%. The interest is paid semi-annually beginning September 2008. The notes mature on March 15, 2018. We simultaneously entered into two interest rate swaps for a total notional amount of $250 million to convert the fixed-rate notes to a floating rate obligation bearing interest at 6 month LIBOR plus 111.5 basis points. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper and repurchase of our stock.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

12. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiary Companies)

Pitney Bowes International Holdings, Inc., a subsidiary of the Company, has 3,750,000 shares outstanding or $375 million of variable term voting preferred stock owned by certain outside institutional investors. These preferred shares are entitled to 25% of the combined voting power of all classes of capital stock. All outstanding common stock of Pitney Bowes International Holdings, Inc., representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by Pitney Bowes Inc. The preferred stock, $.01 par value, is entitled to cumulative dividends at rates set at auction. The weighted average dividend rate was 4.8% for the three months ended March 31, 2009 and 2008, respectively. Preferred dividends are included in noncontrolling interests (preferred stock dividends of subsidiaries) in the Condensed Consolidated Statements of Income. The preferred stock is subject to mandatory redemption based on certain events, at a redemption price not less than $100 per share, plus the amount of any dividends accrued or in arrears. No dividends were in arrears at March 31, 2009, December 31, 2008 or March 31, 2008. A rollforward of noncontrolling interests is as follows:

Beginning balance, January 1, 2008	$384,165
Movements:
Share redemptions (1)	(10,000)

Ending balance, December 31, 2008	$374,165

Beginning balance, January 1, 2009	$374,165
Movements:
No activity	—

Ending balance, March 31, 2009	$374,165

(1)

At December 31, 2007, a subsidiary of the Company had 100 shares or $10 million of 9.11% Cumulative Preferred Stock, mandatorily redeemable in 20 years, owned by an institutional investor. In August 2008, we redeemed 100% of this Preferred Stock resulting in a net loss of $1.8 million.

13. Comprehensive Income

Comprehensive income for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,

	2009	2008

Pitney Bowes Inc. net income	$104,402	$119,103
Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	(59,430)	36,701
Net unrealized gain on derivatives	6,350	1,028
Net unrealized (loss) gain on investment securities	(79)	209
Amortization of pension and postretirement costs	4,595	3,569

Comprehensive income	$55,838	$160,610

(1)

Includes a net deferred translation loss of $5.6 million and a net deferred translation gain of $10.4 million for the three months ended March 31, 2009 and 2008, respectively. These amounts are associated with inter-company loans denominated in a foreign currency that have been designated as a hedge of net investment.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

14. Restructuring Charges and Asset Impairments

Pre-tax restructuring reserves at March 31, 2009 are composed of the following:

	Balance at December 31, 2008	Expenses	Cash payments	Non-cash charges	Balance at March 31, 2009

Severance and benefit costs	$108,431	$—	$(28,316)	$—	$80,115
Other exit costs	32,678	—	(4,385)	—	28,293

Total	$141,109	$—	$(32,701)	$—	$108,408

We recorded pre-tax restructuring charges and asset impairments during 2008 and 2007. These charges primarily relate to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line.

As of March 31, 2009, 2,278 terminations have occurred under this program and approximately 300 additional positions have been eliminated since the inception of the program. The majority of the liability at March 31, 2009 is expected to be paid by the end of 2009 from cash generated from operations.

15. Pensions and Other Benefit Programs

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended March 31, 2009 and 2008 are as follows:

	United States		Foreign

	Three Months Ended March 31,		Three Months Ended March 31,

	2009	2008	2009	2008

Service cost	$7,340	$7,031	$1,592	$2,691
Interest cost	24,224	24,190	5,792	7,731
Expected return on plan assets	(30,151)	(33,196)	(6,256)	(9,754)
Amortization of transition cost (credit)	—	—	(2)	32
Amortization of prior service cost (credit)	(596)	(635)	103	170
Amortization of net loss	7,027	4,883	580	1,059

Net periodic benefit cost	$7,844	$2,273	$1,809	$1,929

As we previously disclosed in our Consolidated Financial Statements for the year ended December 31, 2008, we expect to contribute up to $10 million to each of our U.S. and foreign pension plans during 2009. We will reassess our funding alternatives as the year progresses. At March 31, 2009, $2.4 million and $3.4 million of contributions have been made to the U.S. and foreign pension plans, respectively.

Our pension funds’ actual asset returns have performed in line with our portfolio benchmark indices. Our funded status will be highly dependent on the market returns and the prevailing discount rate used to value our year-end obligations.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,

	2009	2008

Service cost	$802	$892
Interest cost	3,562	3,456
Amortization of prior service credit	(620)	(618)
Amortization of net loss	946	739

Net periodic benefit cost	$4,690	$4,469

For the three months ended March 31, 2009 and 2008, we made $8.0 million and $8.8 million of contributions representing benefit payments, respectively.

16. Income Taxes

The effective tax rate for the three months ended March 31, 2009 and 2008 was 40.4% and 37.2%, respectively. The 2009 tax rate was increased by an $11.1 million write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of stock units previously granted to our employees. This tax charge will not require us to pay any taxes. The 2008 tax rate was increased by a $6.5 million tax accrual associated with lease refunds in the U.K. and Ireland.

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

We are continually under examination by tax authorities in the United States, other countries and local jurisdictions in which we have operations. The years under examination vary by jurisdiction. The current IRS exam of tax years 2001-2004 is estimated to be completed within the next two years and the examination of years 2005-2007 has just begun. In connection with the 2001-2004 exam, we have received notices of proposed adjustments to our filed returns. We have accrued our best estimate of the tax, interest and penalties that may result from these proposed adjustments in accordance with FIN 48. We are disputing a formal request from the IRS in the form of a civil summons to provide certain company workpapers. We believe that certain documents being sought should not be produced because they are privileged. In a similar case, the U.S. District Court in Rhode Island ruled that certain company workpapers were privileged. The IRS has appealed that decision. Also in connection with the 2001-2004 audit, we have entered into a settlement with the IRS regarding the tax treatment of certain lease transactions related to the Capital Services business that we sold in 2006. Prior to 2007, we accrued and paid the IRS the additional tax and interest associated with this settlement. A variety of post-1999 tax years remain subject to examination by other tax authorities, including the U.K., Canada, France, Germany and various U.S. states. We have accrued our best estimate of the tax, interest and penalties that may result from these tax uncertainties in these and other jurisdictions in accordance with FIN 48. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flows.

17. Fair Value Measurements

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill and indefinite lived intangible asset impairment testing, and those non-recurring nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. The new fair value definition and disclosure requirements for these specific nonfinancial assets and nonfinancial liabilities were effective January 1, 2009.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability. These inputs may be derived with internally developed methodologies that result in management’s best estimate of fair value. During the three months ended March 31, 2009 and for the year ended December 31, 2008, we had no Level 3 recurring measurements.

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, respectively. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Recurring Fair Value Measurements At March 31, 2009 By Level

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds	$217,571	$—	$—	$217,571
U.S. Government and agency issued debt	31,018	15,841	—	46,859
Corporate notes and bonds	—	6,910	—	6,910
Asset backed securities	—	1,878	—	1,878
Mortgage-backed securities	—	13,076	—	13,076
Derivatives
Interest rate swaps	—	26,270	—	26,270
Foreign exchange contracts	—	595	—	595

Total assets	$248,589	$64,570	$—	$313,159

Liabilities:
Derivatives
Foreign exchange contracts	$—	$1,949	$—	$1,949

Total liabilities	$—	$1,949	$—	$1,949

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

	Recurring Fair Value Measurements at December 31, 2008 by Level

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds	$181,664	$—	$—	$181,664
U.S. Government and agency issued debt	30,583	11,433	—	42,016
Corporate notes and bonds	—	4,725	—	4,725
Asset backed securities	—	2,658	—	2,658
Mortgage-backed securities	—	21,713	—	21,713
Derivatives
Interest rate swaps	—	32,486	—	32,486

Total assets	$212,247	$73,015	$—	$285,262

Liabilities:
Derivatives
Foreign exchange contracts	$—	$286	$—	$286
Treasury lock and forward starting swaps	—	31,326	—	31,326

Total liabilities	$—	$31,612	$—	$31,612

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Investment securities are primarily composed of investments by The Pitney Bowes Bank (PBB). PBB, our wholly-owned subsidiary, is a Utah-chartered Industrial Loan Company (ILC). The bank’s investments at March 31, 2009 were $217.1 million. We reported these investments in the Condensed Consolidated Balance Sheet as cash and cash equivalents of $148.4 million, short-term investments of $16.4 million and long-term investments of $52.3 million. The bank’s investments at December 31, 2008 were $196.9 million. We reported these investments in the Condensed Consolidated Balance Sheet as cash and cash equivalents of $125.8 million, short-term investments of $18.3 million and long-term investments of $52.8 million.

The fair value measurements of PBB’s investments are determined by third party service providers (Zions - Liquid Asset Management and Utendahl Capital Management). To validate the accuracy of the portfolio valuation, we utilize independent third parties to price monthly a minimum of 20% of the portfolio balance, ensuring our sample includes all types of securities held in the portfolio. We review the results of the pricing sample to ensure that the initial fair value valuations are accurate. If the pricing can not be validated reasonably (plus or minus 3% for each security and plus or minus 1% for the entire sample), we take action to investigate the differences. We have not adjusted the initial values as variances have been within these tolerance limits. Additionally, we ensure that the fair value measurements are in accordance with SFAS 157 and that we have properly classified our assets in the fair value hierarchy.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following is a summary of our derivative fair values at March 31, 2009:

Designation of Derivatives	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$127
	Other assets:
	Interest rate swaps	26,270
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	679

Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	468
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	1,270

	Total Derivative Assets	$26,865
	Total Derivative Liabilities	$1,949

	Total Net Derivative Assets	$24,916

Interest Rate Swaps

Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in income.

In March 2008, we entered into two interest rate swaps for an aggregate notional amount of $250 million to effectively convert the fixed rate of 5.60% on $250 million of our notes, due 2018, into variable interest rates. The variable rates payable by us are based on six month LIBOR plus 111.5 basis points. At March 31, 2009, the fair value of the derivatives was an asset of $26.3 million. Long-term debt was reduced by $26.3 million at March 31, 2009. At December 31, 2008, the fair value of the derivatives was an asset of $32.5 million. Long-term debt was reduced by $32.5 million at December 31, 2008. The following represents the results of our derivatives in fair value hedging relationships for the three months ended March 31, 2009:

Derivative Instrument	Location of Gain (Loss) Recognized In Income	Derivative Gain (Loss) Recognized In Income	Hedged Item Income (Expense) Recognized in Income

Interest rate swaps	Interest expense	$1,540	$(3,500)

Foreign Exchange Contracts

We enter into foreign currency exchange contracts arising from the anticipated purchase of inventory between affiliates. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in other comprehensive income in the period that the change in fair value occurs and is reclassified to income in the same period that the hedged item is recorded in income. At March 31, 2009, we had 51 outstanding contracts with a notional amount of $19.5 million associated with these anticipated transactions and a derivative liability of $0.6 million. We had no outstanding contracts at December 31, 2008.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following represents the results of cash flow hedging relationships for the three months ended March 31, 2009:

Derivative Instrument	Derivative Gain (Loss) Recognized in OCI (Effective Portion) (1)	Location of Derivative Gain (Loss) Reclassified From AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)

Foreign exchange contracts	$(664)	Revenue	$—
Foreign exchange contracts	112	Cost of sales	—

	$(552)		$—

(1)

At December 31, 2008, there were no outstanding cash flow hedges and, therefore, the opening AOCI balance related to these types of hedges was $0. For 2009, there were 7 derivatives that were entered into and settled within the three months ended March 31. Thus, these amounts were not recorded to AOCI but were recorded directly to income as reductions of both revenue and cost of sales in the amounts of $0.3 million and $0.03 million, respectively.

As of March 31, 2009, $0.5 million of the $0.6 million derivative loss recognized in OCI will be released to income within the next 12 months.

No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges.

We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on inter-company loans and related interest that are denominated in a foreign currency. The revaluation of the short-term inter-company loans and interest and the mark-to-market on the derivatives are both recorded to income. At March 31, 2009, we had 32 outstanding foreign exchange contracts to buy or sell various currencies with a liability value of $0.8 million. The contracts will expire by September 4, 2009. At December 31, 2008, the liability value of these derivatives was $0.1 million. The following represents the results of our non-designated derivative instruments for the three months ended March 31, 2009:

Derivatives not designated as hedging instruments	Location of Derivative Gain (Loss)	Derivative Gain (Loss) Recognized in Income

Foreign exchange contracts	Selling, general and administrative expense	$(1,030)

Net Investment Hedges

One of our intercompany loans denominated in a foreign currency is designated as a hedge of a net investment. The revaluation of this loan is reflected as a deferred translation gain or loss and thereby offsets a portion of the translation adjustment of the applicable foreign subsidiaries’ net assets. At March 31, 2009 and December 31, 2008, we had one intercompany loan with an outstanding value of $113.6 million and $119.2 million, respectively, designated as a net investment hedge. Deferred translation gains of $36.1 million and $41.7 million for March 31, 2009 and December 31, 2008, respectively, were included in accumulated other comprehensive loss in stockholders’ deficit on the Condensed Consolidated Balance Sheets.

Net Investment Hedging Relationships	Loan Balance	Location of Deferred Translation Gain (Loss)	Deferred Translation Gain (Loss)

Non-derivative intercompany loan	$113,614	Accumulated other comprehensive (loss) income	$36,057

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Treasury Lock & Forward Starting Swap Agreements

We utilized forward starting swap agreements (forward swaps) in order to hedge the interest rate risk on the forecasted issuance of fixed-rate debt. On March 2, 2009, we unwound these derivatives at a loss (and cash payment) of $20.3 million in connection with the $300 million debt issuance that took place on the same date. The loss was recorded to other comprehensive income, net of tax, and will be amortized to net interest expense over the 10-year term of the notes. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for this cash flow hedge.

Credit-Risk-Related Contingent Features

At March 31, 2009, Pitney Bowes maintained investment grade ratings of A / A1. Certain of our derivative instruments contain provisions that would require us to post collateral upon a significant downgrade in our long-term senior unsecured debt ratings. Based on derivative values at March 31, 2009, we would have been required to post $1.6 million in collateral had our long-term senior unsecured debt ratings fallen below BB- / Ba3.

18. Commitment and Contingencies

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

Our wholly-owned subsidiary, Imagitas, Inc., is a defendant in ten purported class actions filed in six different states. These lawsuits have been coordinated in the United States District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleges that the Imagitas DriverSource program violated the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas entered into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assisted the state in performing its governmental function of delivering these mailings and funding the costs of them. The plaintiffs in these actions are seeking both statutory damages under the DPPA and an injunction against the continuation of the program. On April 9, 2008, the District Court granted Imagitas’ motion for summary judgment in one of the coordinated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). On July 30, 2008, the District Court issued a final judgment in the Rine lawsuit and stayed all of the other cases filed against Imagitas pending an appellate decision in Rine. On August 27, 2008, the Rine plaintiffs filed an appeal of the District Court’s decision in the United States Court of Appeals, Eleventh Judicial Circuit. The appellate process in this case is proceeding.

We expect to prevail in the lawsuits against Imagitas; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

Product Warranties

We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our best estimate of probable liability for product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, our product warranty liability at March 31, 2009 and December 31, 2008, respectively, was not material.

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

The following analysis of our financial condition and results of operations should be read in conjunction with Pitney Bowes’ Condensed Consolidated Financial Statements contained in this report and Pitney Bowes’ Form 10-K for the year ended December 31, 2008.

Overview

For the first quarter, revenue decreased 12% to $1.38 billion due to challenging global economic conditions and the negative impact of foreign currency translation, which negatively impacted revenue growth by 6%. Acquisitions positively impacted revenue growth by 1%.

Income from continuing operations attributable to Pitney Bowes Inc. common stockholders was $101.8 million or $0.49 per diluted share as compared with $0.58 earnings per diluted share in the first quarter of 2008. Income from continuing operations in the first quarter of 2009 included a 5 cent per diluted share non-cash tax charge associated with out-of-the-money stock options that expired during the quarter. Income from continuing operations in the first quarter of 2008 included restructuring charges and asset impairments of 5 cents per diluted share and a tax adjustment of 3 cents per diluted share related to additional tax accrued associated with lease refunds in the U.K. and Ireland.

Despite volatile and difficult global economic conditions which resulted in a decline in revenue growth for the quarter in the majority of our business segments, we were able to grow our net cash provided by operating activities by 9 percent to $276.5 million for the first quarter of 2009 and further reduce our debt.

We remain focused on cost controls and reduced our SG&A expense by over $50 million, despite significant headwinds from the negative impacts of both foreign currencies and increased pension costs when compared to the prior year.

See “Results of Operations – First Quarter of 2009 Compared to First Quarter of 2008” for a more detailed discussion of our results of operations.

Outlook

The ongoing economic slowdown has continued to delay or change customer buying decisions worldwide. Our business model and the actions we have taken to significantly reduce costs and streamline our operations have and will continue to help mitigate, but do not eliminate, the effects of prolonged global economic weakness and unanticipated currency fluctuations. We expect that our 2009 reported results will continue to be negatively impacted by the strengthening of the U.S. dollar and the Japanese yen and by the significant increase in pension costs related to recent changes in capital markets and assumptions used to calculate pension liabilities.

We continue to expect our mix of revenue to change, with a greater percentage of revenue coming from diversified revenue streams associated with fully featured smaller systems and a smaller percentage from larger system sales. We expect to derive further synergies from our acquisitions. We will continue to remain focused on enhancing our productivity and to allocate capital in order to optimize our returns.

Results of Operations – First Quarter of 2009 compared to First Quarter of 2008

Business segment results

The following table shows revenue and earnings before interest and taxes (“EBIT”) by segment for the three months ended March 31, 2009 and 2008.

(Dollars in thousands)

	Revenue				EBIT (1)

	Three Months Ended March 31,				Three Months Ended March 31,

	2009	2008	% change		2009	2008	% change

U.S. Mailing	$508,523	$552,585	(8)%		$192,834	$223,955	(14)%
International Mailing	237,312	308,333	(23)%		30,939	49,935	(38)%
Production Mail	109,429	135,404	(19)%		5,067	8,583	(41)%
Software	75,375	99,663	(24)%		2,604	6,478	(60)%

Mailstream Solutions	930,639	1,095,985	(15)%		231,444	288,951	(20)%

Management Services	266,502	302,635	(12)%		13,637	18,637	(27)%
Mail Services	141,251	125,422	13%		18,575	18,389	1%
Marketing Services	41,192	49,915	(17)%		2,016	1,752	15%

Mailstream Services	448,945	477,972	(6	) %	34,228	38,778	(12)%

Total	$1,379,584	$1,573,957	(12)%		$265,672	$327,729	(19)%

(1)	See reconciliation of segment amounts to Income from continuing operations before income taxes and preferred dividends in Note 7 to the Condensed Consolidated Financial Statements.

During the first quarter of 2009, Mailstream Solutions revenue decreased 15% to $931 million and EBIT decreased 20% to $231 million, compared to the prior year. Within Mailstream Solutions:

U.S. Mailing’s revenue decreased 8% primarily due to fewer placements of mailing equipment as customers delayed purchases of new equipment and extended leases on existing equipment due to the economic conditions. Revenue continues to be adversely affected by the ongoing changing mix to more fully featured smaller systems. Additionally, revenue was impacted by an increase in lease renewals, which has a positive impact on profit margins but negatively impacts revenue in the current period. U.S. Mailing’s EBIT decreased 14% principally due to lower financing revenue, meter rentals, and supplies sales because of lower business activity levels over the last year. International Mailing revenue decreased 23%, with 18% of this decline driven by the unfavorable impact of foreign currency translation. The remaining decrease was due to delayed customer purchase decisions for mailing equipment, particularly in France, Canada and Asia Pacific. EBIT declined 38% to $30.9 million. International Mailing’s EBIT margin declined to 13% for the quarter, primarily driven by our UK, Canada and Asia Pacific operations and partly due to changes in currency which increased product costs. Revenue for Production Mail decreased 19%, partly due to the unfavorable impact of foreign currency translation of 7%, and also as a result of lower equipment sales in the U.S., France, and Asia Pacific as economic uncertainty continues to delay large-ticket capital expenditures for many large enterprises worldwide. However, the segment’s revenue benefited from increased service revenue as customers are keeping their equipment for longer periods of time. Production Mail’s EBIT decreased 41% driven by lower revenues and a shift in product mix to lower margin products. This was partially offset by an improved service margin due to prior year cost reduction initiatives and price increases on longer-service equipment. Software’s revenue decreased 24%, principally due to economic uncertainties and the unfavorable impact of foreign currency translation of 11%. The economic uncertainty has resulted in fewer large-ticket licensing deals than in the prior year as customers continue to assess the overall business environment. Software’s EBIT decreased 60% principally due to the lower revenues and continued investments in new product development and integration of the global software engineering organization.

During the first quarter of 2009, Mailstream Services revenue decreased 6% to $449 million and EBIT decreased 12% to $34 million, compared to the prior year. Within Mailstream Services:

Management Services revenue decreased 12%, of which 5% was driven by the unfavorable impact of foreign currency translation. The segment’s revenue was also adversely affected by lower print and transaction volumes worldwide. Management Services EBIT decreased by 27% primarily due to lower revenue worldwide. Outside the U.S., lower print and transaction volumes, especially in Europe, resulted in an overall decline in the segment’s EBIT margin. In the U.S., despite declining transaction volumes, EBIT margin improved 80 basis points to 10% when compared with the prior year. This was a result of actions taken in 2008 to reduce the fixed cost structure of the business. Mail Services revenue grew 13% mostly due to acquisitions which contributed 12% of this growth but was partly offset by the unfavorable impact of foreign currency translation of 2%. Solid growth in the volume of mail processed contributed to underlying revenue growth. Mail Services EBIT increased by 1%. EBIT margin was negatively impacted by integration costs associated with site acquisitions in the U.S. and UK in 2008. Marketing Services revenue decreased 17% due to the loss of revenue from the exit of the motor vehicle registration services program and the delay by customers starting new marketing programs, which offset the strong performance of the postal change of address marketing program. Marketing Services EBIT increased 15% due to an improving cost structure and the exit from the motor vehicle registration services program.

Revenue by source

The following table shows revenue by source for the three months ended March 31, 2009 and 2008:

(Dollars in thousands)

	Three Months Ended March 31,

	2009	2008	% change

Equipment sales	$231,825	$302,713	(23)%
Supplies	88,029	107,600	(18)%
Software	79,726	105,405	(24)%
Rentals	168,130	184,953	(9)%
Financing	182,798	198,939	(8)%
Support services	174,347	191,525	(9)%
Business services	454,729	482,822	(6)%

Total revenue	$1,379,584	$1,573,957	(12)%

Equipment sales revenue decreased 23% compared to the prior year due to lower placements of mailing equipment as more customers extended their leases on existing equipment due to the economic conditions. Revenue also continues to be adversely affected by the ongoing changing mix in equipment placements to more fully featured smaller systems. Foreign currency translation had an unfavorable impact of 8%.

Supplies revenue decreased 18% compared to the prior year due to lower supplies usage resulting from lower mail volumes and fewer installed meters due to customer consolidations. Foreign currency translation had an unfavorable impact of 7%.

Software revenue decreased 24% compared to the prior year primarily due to challenging comparisons to the 2008 first quarter when there were several large-ticket licensing deals. The impact of the global economic slowdown has caused many businesses to delay their capital spending worldwide, thus impacting our software revenues. Foreign currency translation had an unfavorable impact of 11%.

Rentals revenue decreased 9% compared to the prior year as customers in the U.S. continue to downsize to smaller, fully featured machines. Foreign currency translation had an unfavorable impact of 4%.

Financing revenue decreased 8% compared to the prior year, mostly due to the unfavorable impact of foreign currency translation of 5%. In addition, lower equipment sales have resulted in a corresponding decline in our lease portfolios.

Support services revenue decreased 9% compared to the prior year, principally due to the unfavorable impact of foreign currency translation of 8%.

Business services revenue decreased 6% compared to the prior year. Lower volumes at Management Services and Marketing Services more than offset the increase in mail volumes processed at Mail Services. The positive impact of acquisitions which contributed 3% was offset by the unfavorable impact of foreign currency translation of 4%.

Costs and expenses

(Dollars in thousands)

	Three Months Ended March 31,

	2009	2008

Cost of equipment sales	$123,085	$161,113
Cost of supplies	$23,341	$27,872
Cost of software	$19,497	$27,737
Cost of rentals	$35,851	$38,304
Cost of support services	$98,326	$113,995
Cost of business services	$359,907	$379,291
Selling, general and administrative	$443,528	$496,495
Research and development	$46,949	$50,000

Cost of equipment sales as a percentage of revenue was 53.1% in the first quarter of 2009 compared with 53.2% in the prior year, primarily due to a favorable mix of higher margin equipment sales in International Mailing.

Cost of supplies as a percentage of revenue was 26.5% in the first quarter of 2009 compared with 25.9% in the prior year due to the lower sales volume and product mix.

Cost of software as a percentage of revenue was 24.5% in the first quarter of 2009 compared with 26.3% in the prior year due to a favorable mix.

Cost of rentals as a percentage of revenue was 21.3% in the first quarter of 2009 compared with 20.7% in the prior year primarily due to the fixed costs associated with meter depreciation on lower revenues.

Cost of support services as a percentage of revenue was 56.4% in the first quarter of 2009 compared with 59.5% in the prior year due to margin improvements in U.S. Mailing, International Mailing and Production Mail driven by the positive impacts of prior year cost reduction initiatives and price increases on longer-service equipment in Production Mail.

Cost of business services as a percentage of revenue was 79.1% in the first quarter of 2009 compared with 78.6% in the prior year. This is due to lower volumes of higher margin print and transaction activity which has negatively impacted International Management Services.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue was 32.1% in the first quarter of 2009 compared with 31.5% in the prior year. Excluding the effect of foreign exchange, SG&A expense declined $17.8 million as a result of our cost reduction initiatives. However, the impact of the lower revenues and increased pension costs more than offset the benefits associated with our prior year cost reduction initiatives.

Research and development expenses decreased $3.1 million from the prior year. On a constant currency basis, research and development expenses were equal to the prior year as we continue to invest in developing new technologies, enhancing our products, and expanding our offshore development capabilities. Research and development expenses as a percentage of sales increased to 3.4% in the first quarter of 2009 from 3.2% in the first quarter of 2008.

Restructuring charges and asset impairments

Pre-tax restructuring reserves at March 31, 2009 are composed of the following:

(Dollars in thousands)

	Balance at December 31, 2008	Expenses	Cash payments	Non-cash charges	Balance at March 31, 2009

Severance and benefit costs	$108,431	$—	$(28,316)	$—	$80,115
Other exit costs	32,678	—	(4,385)	—	28,293

Total	$141,109	$—	$(32,701)	$—	$108,408

We recorded pre-tax restructuring charges and asset impairments during 2008 and 2007. These charges primarily relate to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line.

As of March 31, 2009, 2,278 terminations have occurred under this program and approximately 300 additional positions have been eliminated. The majority of the liability at March 31, 2009 is expected to be paid by the end of 2009 from cash generated from operations.

Net interest expense

Interest expense for the three months ended March 31, 2009 and 2008:

(Dollars in thousands)

	Three Months Ended March 31,

	2009	2008	% change

Interest expense, net	$50,651	$58,777	(14)%

Net interest expense decreased by $8.1 million or 14% in the first quarter of 2009 compared to the prior year due to lower average borrowings of $125 million and a lower average interest rate of approximately 67 basis points.

Income taxes

The effective tax rate for the first quarter of 2009 was 40.4% compared with 37.2% in the prior year. The 2009 tax rate was increased by an $11.1 million write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of stock units previously granted to our employees. The 2008 effective tax rate was negatively impacted by a $6.5 million tax accrual associated with lease refunds in the U.K. and Ireland.

Discontinued operations

The following table shows selected financial information included in discontinued operations for the three months ended March 31, 2009 and 2008, respectively:

(Dollars in thousands)

	Three Months Ended March 31,

	2009	2008

Net gain (loss) from discontinued operations, net of tax	$2,623	$(3,832)

The net gain for the three months ended March 31, 2009 relates to $9.8 million pre-tax income, less tax of $3.8 million, for a bankruptcy settlement, which was partially offset by the accrual of interest on uncertain tax positions. We received a bankruptcy settlement for unsecured claims pertaining to the leasing of certain aircraft. These leasing transactions were originally executed by our former Capital Services business, which was sold in 2006. At the time of the Capital Services sale, we retained the rights to the bankruptcy claims. Since these claims were attributable to our former Capital Services business, we recorded the gain on this settlement in discontinued operations. The net loss for the three months ended 2008 relates to the accrual of interest on uncertain tax positions.

Noncontrolling interests (Preferred stock dividends of subsidiaries)

The following table details dividends paid to preferred stockholders for the three months ended March 31, 2009 and 2008:

(Dollars in thousands)

	Three Months Ended March 31,

	2009	2008

Preferred stock dividends of subsidiaries	$4,521	$4,798

Liquidity and Capital Resources

We believe that cash flow from operations, existing cash and liquid investments, as well as borrowing capacity under our commercial paper program, the existing credit facility and debt capital markets should be sufficient to finance our capital requirements and to cover our customer deposits. Our potential uses of cash include but are not limited to the following: growth and expansion opportunities; internal investments; customer financing; tax payments; interest and dividend payments; pension and other benefit plan funding; acquisitions; and share repurchase program.

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

Cash Flow Summary

The change in cash and cash equivalents is as follows:

(Dollars in thousands)

	Three Months Ended March 31,

	2009	2008

Cash provided by operating activities	$276,471	$253,135
Cash used in investing activities	(62,290)	(71,359)
Cash used in financing activities	(163,676)	(164,267)
Effect of exchange rate changes on cash	(3,959)	3,101

Increase in cash and cash equivalents	$46,546	$20,610

2009 Cash Flows

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The increase in cash provided by operating activities was due to decreases in finance receivable and accounts receivable balances of $102.2 million and $72.8 million, respectively, resulting from lower billings and strong collections. In addition, the timing of tax payments favorably contributed $58.6 million. Partially offsetting these positive impacts was a reduction in accounts payable and accrued liabilities of $141.5 million, primarily due to the timing of payments such as year-end incentive compensation and commissions as well as $32.7 million in restructuring payments associated with the prior year cost reduction initiatives and a $20.3 million payment for the unwinding of derivatives related to the March 2009 debt issuance. See Notes 14 and 17 to the Condensed Consolidated Financial Statements for additional discussions of the restructuring payments and unwinding of the derivatives, respectively.

Net cash used in investing activities consisted principally of capital expenditures of $47.8 million combined with a decrease in reserve account balances of $21.7 million which is due to the timing of customer deposits as well as increased cash preservation by customers.

Net cash used in financing activities consisted primarily of a decrease in notes payable of $384.7 million due to the repayment of commercial paper, which was partially offset by the proceeds from long term obligations of $297.5 million related to the March 2009 debt issuance. Dividends paid to stockholders were $74.3 million for the first quarter of 2009.

2008 Cash Flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The net increase in our current and non-current income taxes contributed $49.2 million to cash from operations resulting from the timing of tax payments. Lower investments in finance receivables of $30.8 million and an increase in advance billings of $57.6 million also contributed to the increase in operating cash flow. The decrease in accounts payable and accrued liabilities of $85.5 million, primarily due to the payment of year-end incentive compensation and commissions partially offset by additional restructuring reserves, and an increase in inventory of $17.7 million, partly due to the required build of new fully digital, networked, and remotely-downloadable equipment and the U.S. postal rate change in the second quarter of 2008, which reduced our cash flow from operations. The increase in accounts receivable of $5.2 million is driven by contracts that are billed annually in International Mailing partly offset by lower balances in Software due to collections related to the strong fourth quarter 2007 business.

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

Capital Expenditures

During the first three months of 2009, capital expenditures included $24.6 million in net additions to property, plant and equipment and $23.2 million in net additions to rental equipment and related inventories compared with $29.4 million and $27.5 million, respectively, in the same period in 2008.

Financings and Capitalization

We have a commercial paper program that is a significant source of liquidity for the Company. During 2009, we have continued to have consistent access to the commercial paper market. As of March 31, 2009, we had $226 million of outstanding commercial paper issuances. We also have a committed line of credit of $1.5 billion which supports commercial papers issuance and is provided by a syndicate of 14 banks until 2011. As of March 31, 2009, this line of credit had not been drawn down. In addition, we filed a Well-Known Seasoned Issuer registration statement with the SEC in June 2008 which permits the issuance of debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

On March 2, 2009, we issued $300 million of 10-year fixed-rate notes with a coupon rate of 6.25%. The interest is paid semi-annually beginning September 15, 2009. The notes mature on March 15, 2019. We simultaneously unwound four forward starting swap agreements (forward swaps) used to hedge the interest rate risk associated with the forecasted issuance of the fixed-rate debt. The unwind of the derivatives resulted in a loss (and cash payment) of $20.3 million which was recorded to other comprehensive income, net of tax, and will be amortized to net interest expense over the 10-year term of the notes. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper.

On March 4, 2008, we issued $250 million of 10-year fixed-rate notes with a coupon rate of 5.60%. The interest is paid semi-annually beginning September 2008. The notes mature on March 15, 2018. We simultaneously entered into two interest rate swaps for a total notional amount of $250 million to convert the fixed rate debt to a floating rate obligation bearing interest at 6 month LIBOR plus 111.5 basis points. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper and repurchase of our stock.

The 8.55% notes with a $150 million face value are due to be repaid on September 15, 2009. The repayment of these notes will be funded through cash generated from operations and issuance of commercial paper. The notes are reported in current portion of long-term debt at March 31, 2009. No additional long-term notes will mature until 2012.

We believe our financing needs in the short and long-term can be met from cash generated internally, the issuance of commercial paper, debt issuance under our effective shelf registration statements and borrowing capacity under our existing credit agreements.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We adopted SFAS 157 for nonfinancial items on January 1, 2009, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuances of FSP 157-3 and FSP 157-4. See Note 17 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141(R) requires fair value measurements at the date of acquisition, with limited exceptions specified in the Statement. Some of the major impacts of this new standard include expense recognition for transaction costs and restructuring costs. SFAS 141(R) was effective for fiscal years beginning on or after December 15, 2008 and is applied prospectively. The adoption of this Statement has not had a material impact on our financial position, results of operations, or cash flows during the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 are applied prospectively. We adopted the presentation and disclosure requirements of SFAS 160 on a retrospective basis in the first quarter of 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this Statement requires us to present currently disclosed information in a tabular format and also expands our disclosures concerning where derivatives are reported on the balance sheet and where gains/losses are recognized in the results of operations. The Company has complied with the disclosure requirements of this Statement in the first quarter of 2009. See Note 17 to the Condensed Consolidated Financial Statements for the additional disclosures.

In April 2008, the FASB issued FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removed the requirement of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141(R), Business Combinations. FSP FAS 142-3 is being applied prospectively beginning January 1, 2009. The adoption of this Statement has not had a material impact on our financial position, results of operations, or cash flows during the first quarter 2009.

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF Issue No. 08-7 clarifies the accounting for certain separately identifiable assets, which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF Issue No. 08-7 requires an acquirer to account for a defensive intangible asset as a separate unit of accounting, which should be amortized to expense over the period the asset diminishes in value. The provisions of EITF Issue No. 08-7 were adopted prospectively on January 1, 2009. This EITF Issue did not impact our financial position, results of operations, or cash flows during the first quarter 2009.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company will comply with the additional disclosure requirements beginning in the second quarter of 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the SEC released Staff Accounting Bulletin No. 111 (“SAB 111”), which amends SAB Topic 5-M. SAB 111 notes that FSP No. 115-2 and FAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can’t be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the first quarter of 2009.

Regulatory Matters

There have been no significant changes to the regulatory matters disclosed in our 2008 Annual Report on Form 10-K.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2008 regarding this matter.

Item 4: Controls and Procedures

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

Under the direction of our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009. In addition, no change in internal control over financial reporting occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

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

Our wholly-owned subsidiary, Imagitas, Inc., is a defendant in ten purported class actions filed in six different states. These lawsuits have been coordinated in the United States District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleges that the Imagitas DriverSource program violated the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas entered into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assisted the state in performing its governmental function of delivering these mailings and funding the costs of them. The plaintiffs in these actions are seeking both statutory damages under the DPPA and an injunction against the continuation of the program. On April 9, 2008, the District Court granted Imagitas’ motion for summary judgment in one of the coordinated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). On July 30, 2008, the District Court issued a final judgment in the Rine lawsuit and stayed all of the other cases filed against Imagitas pending an appellate decision in Rine. On August 27, 2008, the Rine plaintiffs filed an appeal of the District Court’s decision in the United States Court of Appeals, Eleventh Judicial Circuit. The appellate process in this case is proceeding.

We expect to prevail in the lawsuits against Imagitas; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

Item 1A: Risk Factors

There were no material changes to the risk factors identified in the Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market. We have not repurchased or acquired any other shares of our common stock during 2009 in any other manner.

No shares were purchased during the first quarter of 2009, leaving approximately $73.4 million available for future repurchases under this program at March 31, 2009.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

May 7, 2009

/s/ Michael Monahan

Michael Monahan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ S. J. Green

S. J. Green
Vice President – Finance and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Reg. S-K Exhibits	Description	Page Number

(12)	Computation of ratio of earnings to fixed charges	Page 38

(31.1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Page 39

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Page 40

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Page 41

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Page 42