Form 10-Q
period 2009-06-30
PITNEY BOWES INC /DE/
filed 2009-08-05
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 3, 2009.

Class	Outstanding

Common Stock, $1 par value per share	207,053,403 shares

PITNEY BOWES INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Revenue:
Equipment sales	$257,196	$311,650	$489,021	$614,363
Supplies	81,973	101,286	170,002	208,886
Software	87,380	109,120	167,106	214,525
Rentals	156,151	185,855	324,281	370,808
Financing	174,508	197,263	357,306	396,202
Support services	179,246	194,955	353,593	386,480
Business services	442,008	487,957	896,737	970,779

Total revenue	1,378,462	1,588,086	2,758,046	3,162,043

Costs and expenses:
Cost of equipment sales	139,770	166,282	262,855	327,395
Cost of supplies	21,369	26,419	44,710	54,291
Cost of software	21,570	26,453	41,067	54,190
Cost of rentals	38,013	39,671	73,864	77,975
Financing interest expense	25,438	27,552	49,890	57,928
Cost of support services	101,223	115,931	199,549	229,926
Cost of business services	352,306	383,009	712,213	762,300
Selling, general and administrative	424,265	497,689	867,793	994,184
Research and development	46,622	53,168	93,571	103,168
Restructuring charges and asset impairments	—	18,815	—	35,908
Other interest expense	29,553	30,137	57,304	61,528
Interest income	(933)	(3,562)	(2,485)	(6,552)

Total costs and expenses	1,199,196	1,381,564	2,400,331	2,752,241

Income from continuing operations before income taxes	179,266	206,522	357,715	409,802
Provision for income taxes	62,535	70,386	134,684	145,933

Income from continuing operations	116,731	136,136	223,031	263,869
Gain (loss) from discontinued operations, net of income tax	5,102	(2,831)	7,725	(6,663)

Net income before attribution of noncontrolling interests	121,833	133,305	230,756	257,206

Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,571	4,796	9,092	9,594

Pitney Bowes Inc. net income	$117,262	$128,509	$221,664	$247,612

Amounts attributable to Pitney Bowes Inc. common stockholders:
Income from continuing operations	$112,160	$131,340	$213,939	$254,275
Gain (loss) from discontinued operations	5,102	(2,831)	7,725	(6,663)

Pitney Bowes Inc. net income	$117,262	$128,509	$221,664	$247,612

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders (1):
Continuing operations	$0.54	$0.63	$1.04	$1.21
Discontinued operations	0.02	(0.01)	0.04	(0.03)

Net income	$0.57	$0.62	$1.07	$1.18

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders (1):
Continuing operations	$0.54	$0.63	$1.03	$1.20
Discontinued operations	0.02	(0.01)	0.04	(0.03)

Net income	$0.57	$0.61	$1.07	$1.17

Dividends declared per share of common stock	$0.36	$0.35	$0.72	$0.70

(1) The sum of the earnings per share amounts may not equal the totals above due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	June 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$445,262	$376,671
Short-term investments	23,399	21,551

Accounts receivables, gross	842,766	924,886
Allowance for doubtful accounts receivables	(46,647)	(45,264)

Accounts receivables, net	796,119	879,622

Finance receivables	1,408,002	1,501,678
Allowance for credit losses	(42,814)	(45,932)

Finance receivables, net	1,365,188	1,455,746

Inventories	171,267	161,321
Current income taxes	91,465	59,594
Other current assets and prepayments	102,911	78,108

Total current assets	2,995,611	3,032,613

Property, plant and equipment, net	546,805	574,260
Rental property and equipment, net	365,852	397,949

Finance receivables	1,407,772	1,445,822
Allowance for credit losses	(25,091)	(25,858)

Finance receivables, net	1,382,681	1,419,964

Investment in leveraged leases	212,235	201,921
Goodwill	2,276,151	2,251,830
Intangible assets, net	341,612	375,822
Non-current income taxes	58,044	64,387
Other assets	389,188	417,685

Total assets	$8,568,179	$8,736,431

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,722,404	$1,922,399
Current income taxes	103,042	108,662
Notes payable and current portion of long-term obligations	292,869	770,501
Advance billings	491,073	441,556

Total current liabilities	2,609,388	3,243,118

Deferred taxes on income	320,842	254,353
FIN 48 uncertainties and other income tax liabilities	296,711	294,487
Long-term debt	4,209,129	3,934,865
Other non-current liabilities	788,244	823,322

Total liabilities	8,224,314	8,550,145

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	374,165	374,165
Commitments and contingencies (See Note 18)

Stockholders’ deficit:
Cumulative preferred stock, $50 par value, 4% convertible	7	7
Cumulative preference stock, no par value, $2.12 convertible	969	976
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	249,312	259,306
Retained earnings	4,351,845	4,278,804
Accumulated other comprehensive loss	(533,571)	(596,341)
Treasury stock, at cost (116,321,121 and 117,156,719 shares, respectively)	(4,422,200)	(4,453,969)

Total Pitney Bowes Inc. stockholders’ deficit	(30,300)	(187,879)

Total liabilities and stockholders’ deficit	$8,568,179	$8,736,431

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,

	2009	2008

Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$230,756	$257,206
Restructuring charges, net of tax	—	22,746
Restructuring payments	(49,110)	(36,874)
Payments for settlement of derivative instruments	(20,281)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,240	193,982
Stock-based compensation	11,632	12,754
Changes in operating assets and liabilities, excluding effects of acquisitions:
(Increase) decrease in accounts receivables	99,037	(28,839)
(Increase) decrease in finance receivables	165,142	52,243
(Increase) decrease in inventories	(4,738)	(12,298)
(Increase) decrease in prepaid, deferred expense and other assets	(20,652)	(7,556)
Increase (decrease) in accounts payable and accrued liabilities	(167,582)	(85,208)
Increase (decrease) in current and non-current income taxes	16,449	48,844
Increase (decrease) in advance billings	42,891	53,219
Increase (decrease) in other operating capital, net	4,603	229

Net cash provided by operating activities	483,387	470,448

Cash flows from investing activities:
Short-term and other investments	(506)	28,157
Capital expenditures	(90,190)	(115,346)
Net investment in external financing	(356)	2,637
Acquisitions, net of cash acquired	—	(68,503)
Reserve account deposits	1,532	18,452

Net cash used in investing activities	(89,520)	(134,603)

Cash flows from financing activities:
Increase (decrease) in notes payable, net	(476,085)	104,349
Proceeds from long-term obligations	297,513	245,582
Principal payments on long-term obligations	—	(219,109)
Proceeds from issuance of common stock	5,100	11,447
Stock repurchases	—	(272,413)
Dividends paid to stockholders	(148,623)	(146,702)
Dividends paid to noncontrolling interests	(9,092)	(9,594)

Net cash used in financing activities	(331,187)	(286,440)

Effect of exchange rate changes on cash and cash equivalents	5,911	2,831

Increase in cash and cash equivalents	68,591	52,236
Cash and cash equivalents at beginning of period	376,671	377,176

Cash and cash equivalents at end of period	$445,262	$429,412

Cash interest paid	$99,103	$120,877

Cash income taxes paid, net	$119,132	$94,164

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

1. Basis of Presentation

The terms “we”, “us”, and “our” are used in this report to refer collectively to Pitney Bowes Inc. and its subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements of Pitney Bowes Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, which were revised in the current period to reflect presentation changes for the adoption of FASB Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly our financial position at June 30, 2009 and December 31, 2008, our results of operations for the three and six months ended June 30, 2009 and 2008 and our cash flows for the three and six months ended June 30, 2009 and 2008 have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2009.

These statements should be read in conjunction with the financial statements and notes thereto included in our 2008 Annual Report to Stockholders on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current period presentation. In the second quarter of 2009, we have separately presented a financing interest expense line item, which represents our cost of borrowing associated with the generation of financing revenues, in the Condensed Consolidated Statements of Income. In computing our financing interest expense, we assumed a 10:1 leveraging ratio of debt to equity and applied our overall effective interest rate to the average outstanding finance receivables.

In accordance with SFAS No. 165, Subsequent Events, we have evaluated subsequent events through August 5, 2009, the date of issuance of the unaudited condensed consolidated financial statements. During this period we did not have any material recognizable subsequent events. We did, however, have non-recognizable subsequent events by entering into three interest rate swaps for a combined notional amount of $300 million in July 2009. See Note 11 to the Condensed Consolidated Financial Statements for additional discussion on the interest rate swaps.

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

3. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

effective immediately. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We adopted SFAS 157 for nonfinancial items on January 1, 2009, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuances of FSP 157-3 and FSP 157-4. See Note 17 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141(R) requires fair value measurements at the date of acquisition, with limited exceptions specified in the Statement. Some of the major impacts of this new standard include expense recognition for transaction costs and restructuring costs. SFAS 141(R) was effective for fiscal years beginning on or after December 15, 2008 and is applied prospectively. The adoption of this Statement has not had a material impact on our financial position, results of operations, or cash flows for the six months ended June 30, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 are applied prospectively. We adopted the presentation and disclosure requirements of SFAS 160 on a retrospective basis beginning in the first quarter of 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this Statement requires us to present currently disclosed information in a tabular format and also expands our disclosures concerning where derivatives are reported on the balance sheet and where gains/losses are recognized in the results of operations. The Company has complied with the disclosure requirements of this Statement beginning in the first quarter of 2009. See Note 17 to the Condensed Consolidated Financial Statements for the additional disclosures.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company has complied with the additional disclosure requirements beginning in the second quarter of 2009. See Note 17 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can’t be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows for the six months ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued. The standard is effective for interim or annual periods ending after June 15, 2009. The Company has complied with the disclosure requirements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will comply with the requirements of the Statement beginning in the third quarter of 2009.

4. Discontinued Operations

The following table shows selected financial information included in discontinued operations for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Discontinued Operations
Pre-tax income	$10,851	$—	$20,624	$—
Tax provision	(5,749)	(2,831)	(12,899)	(6,663)

Gain (loss) from discontinued operations, net of tax	$5,102	$(2,831)	$7,725	$(6,663)

For the three months ended June 30, 2009, $10.9 million of pre-tax income, net of $4.2 million in tax, represents the release of reserves related to the expiration of an indemnity agreement in April 2009 associated with the sale of our Capital Services portfolio in 2006. This income was partially offset by the accrual of interest on uncertain tax positions. The net loss for the three months ended June 30, 2008 relates to the accrual of interest on uncertain tax positions.

Pre-tax income for the six months ended June 30, 2009 includes the indemnity settlement as discussed and $9.8 million of pre-tax income, net of $3.8 million in tax, for a bankruptcy settlement received during the first quarter of 2009 pertaining to the leasing of certain aircraft from our former Capital Services business which was sold in 2006. This income was partly offset by the accrual of

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

interest on uncertain tax positions. The net loss for the six months ended June 30, 2008 relates to the accrual of interest on uncertain tax positions.

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

There were no acquisitions during the six months ended June 30, 2009.

During the six months ended June 30, 2008, we also completed four smaller acquisitions with an aggregate cost of $29.2 million. These acquisitions did not have a material impact on our financial results.

No tax deductible goodwill was added during the six months ended June 30, 2009. The amount of tax deductible goodwill added from acquisitions for the six months ended June 30, 2008 was $27.4 million.

Consolidated impact of acquisitions

The Condensed Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. These acquisitions increased our revenue and earnings but, including related financing costs, did not materially impact earnings either on an aggregate or per share basis.

The following table provides unaudited pro forma consolidated revenue for the three and six months ended June 30, 2009 and 2008 as if our acquisitions had been acquired on January 1 of each year:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Total revenue	$1,378,462	$1,589,843	$2,758,046	$3,164,070

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

6. Earnings per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 2009 and 2008 is as follows:

	2009			2008

	Income	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share

Pitney Bowes Inc. net income	$117,262			$128,509
Less:
Preferred stock dividends	—			—
Preference stock dividends	(19)			(19)

Basic earnings per share	$117,243	206,539	$0.57	$128,490	208,050	$0.62

Effect of dilutive securities:
Data for basic earnings per share	$117,243	206,539		$128,490	208,050
Preferred stock	—	3		—	3
Preference stock	19	594		19	601
Stock options and stock purchase plans	—	—		—	819
Other stock plans	—	2		—	70

Diluted earnings per share	$117,262	207,138	$0.57	$128,509	209,543	$0.61

			Per Share			Per Share

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations			$0.54			$0.63
Discontinued operations			0.02			(0.01)

Net income			$0.57			$0.62

			Per Share			Per Share

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations			$0.54			$0.63
Discontinued operations			0.02			(0.01)

Net income			$0.57			$0.61

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

A reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2009 and 2008 is as follows:

	2009			2008

	Income	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share

Pitney Bowes Inc. net income	$221,664			$247,612
Less:
Preferred stock dividends	—			—
Preference stock dividends	(38)			(39)

Basic earnings per share	$221,626	206,400	$1.07	$247,573	209,942	$1.18

Effect of dilutive securities:
Data for basic earnings per share	$221,626	206,400		$247,573	209,942
Preferred stock	—	3		—	3
Preference stock	38	595		39	604
Stock options and stock purchase plans	—	—		—	855
Other stock plans	—	4		—	77

Diluted earnings per share	$221,664	207,002	$1.07	$247,612	211,481	$1.17

	Per Share	Per Share

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations	$1.04	$1.21
Discontinued operations	0.04	(0.03)

Net income	$1.07	$1.18

	Per Share	Per Share

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations	$1.03	$1.20
Discontinued operations	0.04	(0.03)

Net income	$1.07	$1.17

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

In accordance with SFAS No. 128, Earnings per Share, approximately 6.4 million and 2.0 million common stock equivalent shares for the three months ended June 30, 2009 and 2008, respectively, and 6.5 million and 1.9 million common stock equivalent shares for the six months ended June 30, 2009 and 2008, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was anti-dilutive.

On February 9, 2009, we made our annual stock compensation grant which consisted of approximately 1.6 million stock options and 0.8 million restricted stock units.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

7. Segment Information

We conduct our business activities in seven business segments within the Mailstream Solutions and Mailstream Services business groups. We calculate earnings before interest and taxes (“EBIT”) by deducting from revenue the related costs and expenses attributable to the segment. EBIT, a non-GAAP measure, is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally managed across the entire company on a consolidated basis. Segment EBIT also excludes general corporate expenses, restructuring charges and asset impairments.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Revenue and EBIT by business segment for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Revenue:
U.S. Mailing	$505,159	$550,849	$1,013,682	$1,103,434
International Mailing	217,900	302,085	455,212	610,418
Production Mail	130,137	149,400	239,566	284,804
Software	82,823	102,250	158,198	201,913

Mailstream Solutions	936,019	1,104,584	1,866,658	2,200,569

Management Services	263,763	300,454	530,265	603,089
Mail Services	138,598	134,764	279,849	260,186
Marketing Services	40,082	48,284	81,274	98,199

Mailstream Services	442,443	483,502	891,388	961,474

Total revenue	$1,378,462	$1,588,086	$2,758,046	$3,162,043

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

EBIT: (1)
U.S. Mailing	$195,044	$220,526	$387,878	$444,481
International Mailing	27,069	51,462	58,008	101,397
Production Mail	10,413	15,350	15,480	23,933
Software	5,219	6,317	7,823	12,795

Mailstream Solutions	237,745	293,655	469,189	582,606

Management Services	16,140	18,230	29,777	36,867
Mail Services	21,723	15,980	40,298	34,369
Marketing Services	3,147	3,527	5,163	5,279

Mailstream Services	41,010	37,737	75,238	76,515

Total EBIT	278,755	331,392	544,427	659,121

Unallocated amounts:
Interest, net (2)	(54,058)	(54,127)	(104,709)	(112,904)
Corporate expenses	(45,431)	(51,928)	(82,003)	(100,507)
Restructuring charges and asset impairments	—	(18,815)	—	(35,908)

Income from continuing operations before income taxes	$179,266	$206,522	$357,715	$409,802

(1)	Earnings before interest and taxes excludes general corporate expenses, restructuring charges, and asset impairments.

(2)	Interest, net includes financing interest expense, other interest expense and interest income.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

8. Inventories

Inventories are composed of the following:

	June 30, 2009	December 31, 2008

Raw materials and work in process	$47,303	$41,171
Supplies and service parts	78,373	78,018
Finished products	45,591	42,132

Total	$171,267	$161,321

9. Fixed Assets

	June 30, 2009	December 31, 2008

Property, plant and equipment	$1,826,971	$1,880,422
Accumulated depreciation	(1,280,166)	(1,306,162)

Property, plant and equipment, net	$546,805	$574,260

Rental property and equipment	$736,338	$932,389
Accumulated depreciation	(370,486)	(534,440)

Rental property and equipment, net	$365,852	$397,949

Depreciation expense was $69.6 million and $78.5 million for the three months ended June 30, 2009 and 2008, respectively. Depreciation expense was $139.6 million and $158.9 million for the six months ended June 30, 2009 and 2008, respectively.

10. Intangible Assets and Goodwill

Intangible assets are composed of the following:

	June 30, 2009			December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$424,042	$(176,228)	$247,814	$423,169	$(154,619)	$268,550
Supplier relationships	29,000	(11,842)	17,158	29,000	(10,392)	18,608
Software & technology	151,783	(84,828)	66,955	155,035	(78,982)	76,053
Trademarks & trade names	24,998	(15,885)	9,113	25,071	(13,310)	11,761
Non-compete agreements	2,693	(2,121)	572	2,652	(1,802)	850

Total intangible assets	$632,516	$(290,904)	$341,612	$634,927	$(259,105)	$375,822

Amortization expense for intangible assets for the three months ended June 30, 2009 and 2008 was $18.2 million and $17.9 million, respectively. Amortization expense for intangible assets for the six months ended June 30, 2009 and 2008 was $35.6 million and $35.0 million, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The estimated future amortization expense related to intangible assets is as follows:

Amount

Remaining for year ended December 31, 2009	$31,000
Year ended December 31, 2010	59,000
Year ended December 31, 2011	53,000
Year ended December 31, 2012	47,000
Year ended December 31, 2013	44,000
Thereafter	107,612

Total	$341,612

Changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2009 are as follows:

	Balance at December 31, 2008	Acquired during the period	Other (1)	Balance at June 30, 2009

U.S. Mailing	$142,365	$—	$246	$142,611
International Mailing	322,230	—	16,112	338,342
Production Mail	137,067	—	238	137,305
Software	623,995	—	7,728	631,723

Mailstream Solutions	1,225,657	—	24,324	1,249,981

Management Services	491,633	—	912	492,545
Mail Services	260,793	—	(983)	259,810
Marketing Services	273,747	—	68	273,815

Mailstream Services	1,026,173	—	(3)	1,026,170

Total	$2,251,830	$—	$24,321	$2,276,151

(1)	“Other” includes post closing acquisition and foreign currency translation adjustments.

11. Long-term Debt

On June 29, 2009, we entered into an interest rate swap for an aggregate notional amount of $100 million to effectively convert our interest payments on a portion of the $400 million, 4.625% fixed rate notes due in 2012, into variable interest rates. The variable rates payable are based on one month LIBOR plus 249 basis points. In July 2009, we entered into three additional interest rate swaps for an aggregate notional amount of $300 million to effectively convert our interest payments on the remainder of the $400 million, 4.625% fixed rate notes due in 2012, into variable interest rates. The variable rates payable are based on one month LIBOR plus 248 basis points for $100 million notional amount and one month LIBOR plus 250 basis points for $200 million notional amount.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

12. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)

Pitney Bowes International Holdings, Inc. (“PBIH”), a subsidiary of the Company, has 3,750,000 shares outstanding or $375 million of variable term voting preferred stock owned by certain outside institutional investors. These preferred shares are entitled to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of Pitney Bowes International Holdings, Inc., representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by Pitney Bowes Inc. The preferred stock, $.01 par value, is entitled to cumulative dividends at rates set at auction. The weighted average dividend rate was 4.8% for the three months and six months ended June 30, 2009 and 2008, respectively. Preferred dividends are included in noncontrolling interests (preferred stock dividends of subsidiaries) in the Condensed Consolidated Statements of Income. The preferred stock is subject to mandatory redemption based on certain events, at a redemption price not less than $100 per share, plus the amount of any dividends accrued or in arrears. No dividends were in arrears at June 30, 2009, December 31, 2008 or June 30, 2008. A rollforward of noncontrolling interests is as follows:

Beginning balance, January 1, 2008	$384,165
Movements:
Share redemptions (1)	(10,000)

Ending balance, December 31, 2008 and June 30, 2009	$374,165

(1)

At December 31, 2007, a subsidiary of the Company had 100 shares or $10 million of 9.11% Cumulative Preferred Stock, mandatorily redeemable in 20 years, owned by an institutional investor. In August 2008, we redeemed 100% of this Preferred Stock resulting in a net loss of $1.8 million.

13. Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Pitney Bowes Inc. net income	$117,262	$128,509	$221,664	$247,612
Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	107,164	1,413	47,734	38,113
Net unrealized gain (loss) on derivatives	164	(225)	6,514	803
Net unrealized loss on investment securities	(151)	(284)	(230)	(75)
Amortization of pension and postretirement costs	4,157	3,562	8,752	7,131

Comprehensive income	$228,596	$132,975	$284,434	$293,584

(1)

Includes a net deferred translation loss of $6.4 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, a net loss of $12.0 million and a net gain of $10.0 million, respectively, were recorded. These amounts are associated with intercompany loans denominated in a foreign currency that have been designated as a hedge of net investment.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

14. Restructuring Charges and Asset Impairments

Pre-tax restructuring reserves at June 30, 2009 are composed of the following:

	Balance at December 31, 2008	Expenses	Cash payments	Non-cash charges	Balance at June 30, 2009

Severance and benefit costs	$108,431	$—	$(42,264)	$—	$66,167
Other exit costs	32,678	—	(6,846)	—	25,832

Total	$141,109	$—	$(49,110)	$—	$91,999

We recorded pre-tax restructuring charges and asset impairments during 2008 and 2007. These charges primarily related to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line.

As of June 30, 2009, 2,743 terminations have occurred under this program and approximately 300 additional positions have been eliminated since the inception of the program. The majority of the liability at June 30, 2009 is expected to be paid by the end of 2009 from cash generated from operations.

15. Pensions and Other Benefit Programs

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended June 30, 2009 and 2008 are as follows:

	United States		Foreign

	Three Months Ended June 30,		Three Months Ended June 30,

	2009	2008	2009	2008

Service cost	$4,916	$7,031	$1,683	$2,887
Interest cost	23,262	24,190	6,217	7,748
Expected return on plan assets	(29,861)	(33,196)	(6,727)	(9,748)
Amortization of transition (credit) cost	—	—	(2)	32
Amortization of prior service (credit) cost	(678)	(635)	112	170
Amortization of net loss	6,159	4,883	611	1,055

Net periodic benefit cost	$3,798	$2,273	$1,894	$2,144

The components of net periodic benefit cost for defined benefit pension plans for the six months ended June 30, 2009 and 2008 are as follows:

	United States		Foreign

	Six Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Service cost	$12,256	$14,062	$3,275	$5,578
Interest cost	47,486	48,380	12,009	15,479
Expected return on plan assets	(60,012)	(66,392)	(12,983)	(19,502)
Amortization of transition (credit) cost	—	—	(4)	64
Amortization of prior service (credit) cost	(1,274)	(1,270)	215	340
Amortization of net loss	13,186	9,766	1,191	2,114

Net periodic benefit cost	$11,642	$4,546	$3,703	$4,073

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

We are revising our expected 2009 pension plan contributions. We now expect to contribute up to $15 million each to the U.S. and foreign plans. We will continue to reassess our funding alternatives as the year progresses. At June 30, 2009, $10.3 million and $7.8 million of contributions have been made to the U.S. and foreign pension plans, respectively.

Our pension funds’ actual asset returns have performed in line with our portfolio benchmark indices. Our funded status will be highly dependent on the market returns and the prevailing discount rate used to value our year-end obligations.

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Service cost	$1,010	$892	$1,812	$1,784
Interest cost	3,728	3,459	7,290	6,915
Amortization of prior service credit	(620)	(618)	(1,240)	(1,236)
Amortization of net loss	1,122	738	2,068	1,477

Net periodic benefit cost	$5,240	$4,471	$9,930	$8,940

For the three months ended June 30, 2009 and 2008, we made $5.5 million and $8.3 million of contributions representing benefit payments, respectively. Contributions for benefit payments were $13.4 million and $17.1 million for the six months ended June 30, 2009 and 2008.

16. Income Taxes

The effective tax rate for the three months ended June 30, 2009 and 2008 was 34.9% and 34.1%, respectively. The effective tax rate for the six months ended June 30, 2009 and 2008 was 37.7% and 35.6%, respectively. The year-to-date 2009 tax rate was increased by a $12.0 million write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of stock units previously granted to our employees. This write-off of deferred tax assets will not require us to pay any taxes. The year-to-date 2008 tax rate was increased by a $6.5 million tax accrual associated with lease refunds in the U.K. and Ireland.

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

We are continually under examination by tax authorities in the United States, other countries and local jurisdictions in which we have operations. The years under examination vary by jurisdiction. The current IRS exam of tax years 2001-2004 is estimated to be completed within the next two years and the examination of years 2005-2007 has commenced. In connection with the 2001-2004 exam, we have received notices of proposed adjustments to our filed returns. We have accrued our best estimate of the tax, interest and penalties that may result from these proposed adjustments in accordance with FIN 48. We are disputing a formal request from the IRS in the form of a civil summons to provide certain company workpapers. We believe that certain documents being sought should not be produced because they are privileged. In a similar case, the U.S. District Court in Rhode Island ruled that certain company workpapers were privileged. The IRS has appealed that decision. Also in connection with the 2001-2004 audit, we have entered into a settlement with the IRS regarding the tax treatment of certain lease transactions related to the Capital Services business that we sold in 2006. Prior to 2007, we accrued and paid the IRS the additional tax and interest associated with this settlement. A variety of post-1999 tax years remain subject to examination by other tax authorities, including the U.K., Canada, France, Germany and various U.S. states. We have accrued our best estimate of the tax, interest and penalties that may result from these tax uncertainties in these and

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

other jurisdictions in accordance with FIN 48. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flows.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability. These inputs may be derived with internally developed methodologies that result in management’s best estimate of fair value. During the six months ended June 30, 2009 and for the year ended December 31, 2008, we had no Level 3 recurring measurements.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, respectively. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Recurring Fair Value Measurements at June 30, 2009 by Level

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds	$222,435	$—	$—	$222,435
U.S. Government and agency issued debt	54,637	11,352	—	65,989
Corporate notes and bonds	—	8,365	—	8,365
Asset backed securities	—	1,344	—	1,344
Mortgage-backed securities	—	14,013	—	14,013
Derivatives
Interest rate swaps	—	8,374	—	8,374
Foreign exchange contracts	—	748	—	748

Total assets	$277,072	$44,196	$—	$321,268

Liabilities:
Derivatives
Interest rate swaps	$—	$259	$—	$259
Foreign exchange contracts	—	36,180	—	36,180

Total liabilities	$—	$36,439	$—	$36,439

	Recurring Fair Value Measurements at December 31, 2008 by Level

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds	$181,664	$—	$—	$181,664
U.S. Government and agency issued debt	30,583	11,433	—	42,016
Corporate notes and bonds	—	4,725	—	4,725
Asset backed securities	—	2,658	—	2,658
Mortgage-backed securities	—	21,713	—	21,713
Derivatives
Interest rate swaps	—	32,486	—	32,486

Total assets	$212,247	$73,015	$—	$285,262

Liabilities:
Derivatives
Foreign exchange contracts	$—	$286	$—	$286
Treasury lock and forward starting swaps	—	31,326	—	31,326

Total liabilities	$—	$31,612	$—	$31,612

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

Investment securities are primarily composed of investments by The Pitney Bowes Bank (PBB). PBB, our wholly-owned subsidiary, is a Utah-chartered Industrial Loan Company (ILC). The bank’s investments at June 30, 2009 were $226.2 million. We reported these investments in the Condensed Consolidated Balance Sheet as cash and cash equivalents of $154.5 million, short-term investments of $20.6 million and long-term investments of $51.1 million. The bank’s investments at December 31, 2008 were $196.9 million. We reported these investments in the Condensed Consolidated Balance Sheet as cash and cash equivalents of $125.8 million, short-term investments of $18.3 million and long-term investments of $52.8 million.

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

The following is a summary of our derivative fair values at June 30, 2009:

Designation of Derivatives	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$574
	Other assets:
	Interest rate swaps	8,374
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	1,365
	Other non-current liabilities:
	Interest rate swaps	259

Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	173
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	34,815

	Total Derivative Assets	$9,121
	Total Derivative Liabilities	$36,439

	Total Net Derivative Liabilities	$27,318

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in income.

On June 29, 2009, we entered into an interest rate swap for an aggregate notional amount of $100 million to effectively convert our interest payments on a portion of the $400 million, 4.625% fixed rate notes due in 2012, into variable interest rates. The variable rates payable are based on one month LIBOR plus 249 basis points. At June 30, 2009, the fair value of the derivative was a liability of $0.3 million. Long-term debt was increased by $0.3 million at June 30, 2009.

In March 2008, we entered into two interest rate swaps for an aggregate notional amount of $250 million to effectively convert the fixed rate of 5.60% on $250 million of our notes, due 2018, into variable interest rates. The variable rates payable by us are based on six month LIBOR plus 111.5 basis points. At June 30, 2009, the fair value of the derivatives was an asset of $8.4 million. Long-term debt was reduced by $8.4 million at June 30, 2009. At December 31, 2008, the fair value of the derivatives was an asset of $32.5 million. Long-term debt was reduced by $32.5 million at December 31, 2008. The following represents the results of our derivatives in fair value hedging relationships for the three months ended June 30, 2009:

Derivative Instrument	Location of Gain (Loss) Recognized In Income	Derivative Gain (Loss) Recognized In Income	Hedged Item Income (Expense) Recognized in Income

Interest rate swaps	Interest expense	$1,716	$(3,500)

The following represents the results of our derivatives in fair value hedging relationships for the six months ended June 30, 2009:

Derivative Instrument	Location of Gain (Loss) Recognized In Income	Derivative Gain (Loss) Recognized In Income	Hedged Item Income (Expense) Recognized in Income

Interest rate swaps	Interest expense	$3,256	$(7,000)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts arising from the anticipated purchase of inventory between affiliates. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in other comprehensive income in the period that the change in fair value occurs and is reclassified to income in the same period that the hedged item is recorded in income. At June 30, 2009, we had 93 outstanding contracts with a notional amount of $27.8 million associated with these anticipated transactions and a derivative net liability position of $0.8 million. We had no outstanding contracts at December 31, 2008.

The following represents the results of cash flow hedging relationships for the three months ended June 30, 2009:

Derivative Instrument	Derivative Gain (Loss) Recognized in OCI (Effective Portion) (1)	Location of Derivative Gain (Loss) Reclassified From AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)

Foreign exchange contracts	$1,238	Revenue	$(47)
Foreign exchange contracts	(1,477)	Cost of sales	(308)

	$(239)		$(355)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following represents the results of cash flow hedging relationships for the six months ended June 30, 2009:

Derivative Instrument	Derivative Gain (Loss) Recognized in OCI (Effective Portion) (1)	Location of Derivative Gain (Loss) Reclassified From AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)

Foreign exchange contracts	$574	Revenue	$(47)
Foreign exchange contracts	(1,365)	Cost of sales	(308)

	$(791)		$(355)

(1)

At December 31, 2008, there were no outstanding cash flow hedges and, therefore, the opening AOCI balance related to these types of hedges was $0. For 2009, there were 7 derivatives that were entered into and settled within the three months ended March 31 and 9 derivatives that were entered into and settled within the three months ended June 30. Thus, these amounts were not recorded to AOCI but were recorded directly to income. For the six months ended June 30, these derivatives reduced revenue in the amount of $0.1 million and increased cost of sales in the amount of $0.3 million. For the three months ended June 30, these derivatives increased revenue in the amount of $0.2 million and reduced cost of sales in the amount of $0.3 million

As of June 30, 2009, $0.5 million of the $0.8 million derivative loss recognized in OCI will be recognized in income within the next 12 months.

No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges.

We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the short-term intercompany loans and interest and the mark-to-market on the derivatives are both recorded to income. At June 30, 2009, we had 23 outstanding foreign exchange contracts to buy or sell various currencies with a net liability value of $34.6 million. The contracts will expire by November 10, 2009. At December 31, 2008, the liability value of these derivatives was $0.1 million. The following represents the results of our non-designated derivative instruments for the three months ended June 30, 2009:

Derivatives not designated as hedging instruments	Location of Derivative Gain (Loss)	Derivative Gain (Loss) Recognized in Income

Foreign exchange contracts	Selling, general and administrative expense	$(34,534)

The following represents the results of our non-designated derivative instruments for the six months ended June 30, 2009:

Derivatives not designated as hedging instruments	Location of Derivative Gain (Loss)	Derivative Gain (Loss) Recognized in Income

Foreign exchange contracts	Selling, general and administrative expense	$(35,564)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Net Investment Hedges
One of our intercompany loans denominated in a foreign currency is designated as a hedge of a net investment. The revaluation of this loan is reflected as a deferred translation gain or loss and thereby offsets a portion of the translation adjustment of the applicable foreign subsidiaries’ net assets. At June 30, 2009 and December 31, 2008, we had one intercompany loan with an outstanding value of $84.1 million and $119.2 million, respectively, designated as a net investment hedge. Deferred translation gains of $29.8 million and $41.7 million at June 30, 2009 and December 31, 2008, respectively, were included in accumulated other comprehensive loss in stockholders’ deficit on the Condensed Consolidated Balance Sheets. The following represents our net investment hedge at June 30, 2009:

Net Investment Hedging Relationships	Loan Balance	Location of Deferred Translation Gain (Loss)	Deferred Translation Gain (Loss)

Non-derivative intercompany loan	$84,114	Accumulated other comprehensive (loss) income	$29,787

Credit-Risk-Related Contingent Features
At June 30, 2009, Pitney Bowes maintained investment grade ratings of A / A1. Certain of our derivative instruments contain provisions that would require us to post collateral upon a significant downgrade in our long-term senior unsecured debt ratings. Based on derivative values at June 30, 2009, we would have been required to post $35.4 million in collateral had our long-term senior unsecured debt ratings fallen below BB- / Ba3.

Fair Value of Financial Instruments
The estimated fair value of our financial instruments follows:

	June 30, 2009		December 31, 2008

	Carrying value (1)	Fair value	Carrying value (1)	Fair value

Investment securities	$311,042	$312,156	$251,298	$252,776
Loans receivable	$476,288	$476,288	$528,800	$528,800
Long-term debt	$(4,270,298)	$(4,357,897)	$(3,990,134)	$(3,880,418)
Derivatives, net	$(27,318)	$(27,318)	$874	$874

(1)	Carrying value includes accrued interest and deferred fee income, where applicable.

The fair value of long-term debt is estimated based on quoted dealer prices for the same or similar issues. The carrying value for cash, cash equivalents, accounts receivable, loans receivable, accounts payable and notes payable approximate fair value because of the short maturity of these instruments.

18. Commitments and Contingencies

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

Product Warranties

We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our best estimate of probable liability for product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, our product warranty liability at June 30, 2009 and December 31, 2008, respectively, was not material.

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

Overview

For the second quarter, revenue decreased 13% to $1.38 billion due to continuing challenging global economic conditions and the negative impact of foreign currency translation, which negatively impacted revenue growth by 5%. Acquisitions positively impacted revenue growth by less than 1%.

Income from continuing operations attributable to Pitney Bowes Inc. common stockholders was $112.2 million or $0.54 per diluted share as compared with $0.63 earnings per diluted share in the second quarter of 2008. Income from continuing operations in the second quarter of 2009 included a non-cash tax charge associated with out-of-the money stock options that expired during the quarter of less than 1 cent per diluted share. Income from continuing operations in the second quarter of 2008 included restructuring charges and asset impairments of 6 cents per diluted share and the favorable settlement of a legal matter in Europe of 3 cents per diluted share.

Despite volatile and difficult global economic conditions which resulted in a decline in revenue growth for the quarter in the majority of our business segments, we were able to grow our net cash provided by operating activities by 3 percent to $483.4 million for the six months ended June 30, 2009 when compared to the same period in 2008. We also reduced our debt by $178.6 million during the six months ended June 30, 2009. EBIT margins, which were down from 2008, have increased in 6 of our 7 segments when compared to first quarter of 2009.

We remain focused on cost controls and reduced our SG&A expense by over $73 million, despite significant headwinds from the negative impacts of both foreign currencies and increased pension costs when compared to the prior year.

See “Results of Operations – Second Quarter of 2009 Compared to Second Quarter of 2008” for a more detailed discussion of our results of operations.

Outlook

Economic and business conditions in mail-intensive industries have not been improving and have actually declined further in some key geographies. Sales cycles for most capital purchase decisions by customers remain long. These factors have impacted our financial results, as the sustained economic downturn has had a negative effect on high-margin financing, rental, and supplies revenue streams. While the company has been successful in reducing its cost structure across its entire business and is shifting to a more variable cost structure, these actions have not been enough to offset the impact of lower revenue.

We continue to expect our mix of revenue to change, with a greater percentage of revenue coming from diversified revenue streams associated with fully featured smaller systems and a smaller percentage from larger system sales. We expect that our 2009 reported results will continue to be negatively impacted by the strengthened U.S. dollar and by the increase in pension costs related to recent changes in capital markets and assumptions used to calculate pension liabilities. We continue to remain focused on enhancing our productivity and evaluating additional opportunities within our businesses while continuing to allocate capital in order to optimize our returns.

Results of Operations – Second Quarter of 2009 compared to Second Quarter of 2008

Business segment results

The following table shows revenue and earnings before interest and taxes (“EBIT”) by segment for the three months ended June 30, 2009 and 2008:

(Dollars in thousands)

	Revenue			EBIT (1)

	Three Months Ended June 30,			Three Months Ended June 30,

	2009	2008	% change	2009	2008	% change

U.S. Mailing	$505,159	$550,849	(8)%	$195,044	$220,526	(12)%
International Mailing	217,900	302,085	(28)%	27,069	51,462	(47)%
Production Mail	130,137	149,400	(13)%	10,413	15,350	(32)%
Software	82,823	102,250	(19)%	5,219	6,317	(17)%

Mailstream Solutions	936,019	1,104,584	(15)%	237,745	293,655	(19)%

Management Services	263,763	300,454	(12)%	16,140	18,230	(11)%
Mail Services	138,598	134,764	3%	21,723	15,980	36%
Marketing Services	40,082	48,284	(17)%	3,147	3,527	(11)%

Mailstream Services	442,443	483,502	(8)%	41,010	37,737	9%

Total	$1,378,462	$1,588,086	(13)%	$278,755	$331,392	(16)%

(1)	See reconciliation of segment amounts to Income from continuing operations before income taxes in Note 7 to the Condensed Consolidated Financial Statements.

During the second quarter of 2009, Mailstream Solutions revenue decreased 15% to $936 million and EBIT decreased 19% to $238 million, compared to the prior year. Within Mailstream Solutions:

U.S. Mailing’s revenue decreased 8% primarily due to fewer placements of mailing equipment as customers continued to delay purchases of new equipment and extended leases on existing equipment due to the economic conditions. Revenue continues to be adversely affected by the ongoing changing mix to more fully featured smaller systems. Additionally, revenue continues to be impacted by an increase in lease renewals, which has a positive impact on profit margins but negatively impacts revenue in the current period. U.S. Mailing’s EBIT decreased 12% principally due to lower financing revenue, meter rentals, and supplies sales because of lower business activity levels over the last year. International Mailing revenue decreased 28%, with 14% of this decline driven by the unfavorable impact of foreign currency translation. The remaining decrease was due to weak economic conditions internationally which appear to be lagging the U.S, particularly in Canada, Asia and certain key markets in Europe. This has resulted in ongoing deferred capital purchases for mailing equipment and delays by customers in adding new services. International Mailing’s EBIT declined 47% to $27.1 million, primarily driven by our Canada and European operations, changes in currency which increased product costs and the unfavorable comparison to the settlement of a legal matter in 2008 for $7.5 million, which positively impacted EBIT in the prior year. Revenue for Production Mail decreased 13%, partly due to the unfavorable impact of foreign currency translation of 6%, and also as a result of lower equipment sales in the U.S., France, and Asia Pacific as economic uncertainty continues to delay large-ticket capital expenditures for many large enterprises worldwide. As a result, customers are keeping existing equipment longer than usual, which resulted in an increase in service revenue. Production Mail’s EBIT decreased 32% driven by lower revenues and a shift in product mix to lower margin products. This was partially offset by an improved service margin due to prior year cost reduction initiatives and price increases on longer-service equipment. Software’s revenue decreased 19%, with 7% of this decline driven by the unfavorable impact of foreign currency translation. The remaining decrease is principally due to consolidation in the financial services industry and slowness in the retail sector worldwide which continues to adversely impact the sales and renewal of software licenses. Uncertainty surrounding the economy has resulted in many large multi-national organizations changing their approval policies for capital expenditures, which has lengthened the sales cycle. Software’s EBIT decreased 17%. Ongoing cost reduction measures helped offset the pressure on margin due to lower revenue and a mix of lower margin software sales.

During the second quarter of 2009, Mailstream Services revenue decreased 8% to $442 million and EBIT increased 9% to $41 million, compared to the prior year. Within Mailstream Services:

Management Services revenue decreased 12%, of which 4% was driven by the unfavorable impact of foreign currency translation. The segment’s revenue was also adversely affected by lower business activity and decreased print and transaction volumes throughout the U.S. and Europe. Management Services EBIT decreased by 11% primarily due to lower transaction volumes worldwide. In the U.S., EBIT as a percentage of revenue remained at 10% despite lower business activity and a decline in transaction volumes, which resulted in lower revenue. Outside the U.S., the company’s high exposure to the weak financial services industry in the U.K., and overall reduced print volumes throughout most of Europe resulted in an overall decline in the segment’s EBIT. Mail Services revenue grew 3% mostly due to acquisitions which contributed 3% and was partly offset by the unfavorable impact of foreign currency translation of 1%. Expansion of the customer base and continued growth in mail volume processed drove the increase in revenue for the quarter. Mail Services EBIT increased by 36% driven by the integration of Mail Services sites acquired last year and ongoing cost reduction actions taken by the business. Marketing Services revenue decreased 17%, mostly due to the impact of lower revenues associated with the areas of marketing campaign management and loyalty programs. Marketing Services EBIT decreased 11%, however ongoing cost reduction initiatives resulted in EBIT margin improvement in 2009.

Revenue by source

The following table shows revenue by source for the three months ended June 30, 2009 and 2008:

(Dollars in thousands)

	Three Months Ended June 30,

	2009	2008	% change

Equipment sales	$257,196	$311,650	(17)%
Supplies	81,973	101,286	(19)%
Software	87,380	109,120	(20)%
Rentals	156,151	185,855	(16)%
Financing	174,508	197,263	(12)%
Support services	179,246	194,955	(8)%
Business services	442,008	487,957	(9)%

Total revenue	$1,378,462	$1,588,086	(13)%

Equipment sales revenue decreased 17% compared to the prior year mostly due to fewer placements of mailing equipment as customers delayed purchases of new equipment and extended leases on existing equipment due to the economic conditions. Revenue also continues to be adversely affected by the ongoing changing mix in equipment placements to more fully featured smaller systems. Foreign currency translation had an unfavorable impact of 6%.

Supplies revenue decreased 19% compared to the prior year due to lower supplies usage resulting from lower mail volumes and fewer installed meters due to customer consolidations in the U.S. and internationally. Foreign currency translation had an unfavorable impact of 6%.

Software revenue decreased 20% compared to the prior year due to the impact of the global economic slowdown which has caused many businesses to delay their capital spending worldwide, thus impacting software revenues. Foreign currency translation had an unfavorable impact of 7%.

Rentals revenue decreased 16% compared to the prior year. In the U.S., customers continue to downsize to smaller, fully featured machines. We also see weakening economic conditions affecting our international rental markets of Canada and France. Foreign currency translation had an unfavorable impact of 3%.

Financing revenue decreased 12% compared to the prior year. Foreign currency translation had an unfavorable impact of 4%. In addition, lower equipment sales have resulted in a corresponding decline in our lease portfolios.

Support services revenue decreased 8% compared to the prior year, principally due to the unfavorable impact of foreign currency translation of 6%.

Business services revenue decreased 9% compared to the prior year due to lower transaction volumes at Management Services and Marketing Services. The unfavorable impact of foreign currency translation of 3% was partly offset by the positive impact of acquisitions which contributed 1%.

Costs and expenses

(Dollars in thousands)

	Three Months Ended June 30,

	2009	2008

Cost of equipment sales	$139,770	$166,282
Cost of supplies	$21,369	$26,419
Cost of software	$21,570	$26,453
Cost of rentals	$38,013	$39,671
Financing interest expense	$25,438	$27,552
Cost of support services	$101,223	$115,931
Cost of business services	$352,306	$383,009
Selling, general and administrative	$424,265	$497,689
Research and development	$46,622	$53,168

Cost of equipment sales as a percentage of revenue was 54.3% in the second quarter of 2009 compared with 53.4% in the prior year, primarily due to the unfavorable mix of lower margin equipment sales in Production Mail, which were partly offset by a favorable mix of higher margin equipment sales in International Mailing.

Cost of supplies as a percentage of revenue was unchanged at 26.1% in the second quarter of 2009 compared with the prior year.

Cost of software as a percentage of revenue was 24.7% in the second quarter of 2009 compared with 24.2% in the prior year due to an unfavorable mix.

Cost of rentals as a percentage of revenue was 24.3% in the second quarter of 2009 compared with 21.3% in the prior year primarily due to the fixed costs associated with meter depreciation on lower revenues in both the U.S. Mailing and International Mailing segments.

Financing interest expense as a percentage of revenue was 14.6% in the second quarter of 2009 compared with 14.0% in the prior year primarily due to a slightly higher interest rate and lower finance receivables levels. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenues, we assumed a 10:1 leveraging ratio of debt to equity and applied our overall effective interest rate to the average outstanding finance receivables.

Cost of support services as a percentage of revenue was 56.5% in the second quarter of 2009 compared with 59.5% in the prior year due to margin improvements in Production Mail driven by the positive impacts of ongoing cost reduction initiatives and price increases on longer-service equipment.

Cost of business services as a percentage of revenue was 79.7% in the second quarter of 2009 compared with 78.5% in the prior year. This is due to lower volumes of higher margin print and transaction activity which has negatively impacted Management Services.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue was 30.8% in the second quarter of 2009 compared with 31.3% in the prior year. SG&A expense declined $73.4 million, primarily as a result of our cost reduction initiatives which contributed 7% and the positive impact of foreign currency translation of 5%.

Research and development expenses decreased $6.5 million from the prior year, $2.4 million of which related to foreign currency translation. The decline in overall spending is due to the wind-down of duplicate costs related to our transition to offshore development capabilities.

Restructuring charges and asset impairments

Pre-tax restructuring reserves at June 30, 2009 are composed of the following:

(Dollars in thousands)

	Balance at March 31, 2009	Expenses	Cash payments	Non-cash charges	Balance at June 30, 2009

Severance and benefit costs	$80,115	$—	$(13,948)	$—	$66,167
Other exit costs	28,293	—	(2,461)	—	25,832

Total	$108,408	$—	$(16,409)	$—	$91,999

We recorded pre-tax restructuring charges and asset impairments during 2008 and 2007. These charges primarily related to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line.

As of June 30, 2009, 2,743 terminations have occurred under this program and approximately 300 additional positions have been eliminated. The majority of the liability at June 30, 2009 is expected to be paid by the end of 2009 from cash generated from operations.

Other interest expense

Other interest expense for the three months ended June 30, 2009 and 2008:

(Dollars in thousands)

	Three Months Ended June 30,

	2009	2008	% change

Other interest expense	$29,553	$30,137	(2)%

Other interest expense decreased by $0.6 million or 2% in the second quarter of 2009 compared to the prior year. This is driven primarily by lower average borrowings.

Income taxes

The effective tax rate for the second quarter of 2009 was 34.9% compared with 34.1% in the prior year. The 2009 tax rate was increased by a $0.9 million write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of stock units previously granted to our employees.

Discontinued operations

The following table shows selected financial information included in discontinued operations for the three months ended June 30, 2009 and 2008, respectively:

(Dollars in thousands)

	Three Months Ended June 30,

	2009	2008

Net gain (loss) from discontinued operations, net of tax	$5,102	$(2,831)

For the three months ended June 30, 2009, $10.9 million of pre-tax income, net of $4.2 million in tax, represents the release of reserves related to the expiration of an indemnity agreement in April 2009 associated with the sale of our Capital Services portfolio in 2006. This income was partially offset by the accrual of interest on uncertain tax positions. The net loss for the three months ended June 30, 2008 relates to the accrual of interest on uncertain tax positions.

Noncontrolling interests (Preferred stock dividends of subsidiaries)

The following table details dividends paid to preferred stockholders for the three months ended June 30, 2009 and 2008:

(Dollars in thousands)

	Three Months Ended June 30,

	2009	2008

Preferred stock dividends of subsidiaries	$4,571	$4,796

Results of Operations – Six Months Ended June 30, 2009 compared to Six Months Ended December 31, 2008

Revenue by source

(Dollars in thousands)

	Six Months Ended June 30,

	2009	2008	% change

Equipment sales	$489,021	$614,363	(20)%
Supplies	170,002	208,886	(19)%
Software	167,106	214,525	(22)%
Rentals	324,281	370,808	(13)%
Financing	357,306	396,202	(10)%
Support services	353,593	386,480	(9)%
Business services	896,737	970,779	(8)%

Total revenue	$2,758,046	$3,162,043	(13)%

Equipment sales revenue decreased 20% compared to the prior year due to lower placements of mailing equipment as more customers have delayed purchases of new equipment and extended their leases on existing equipment due to the economic conditions. Revenue also continues to be adversely affected by the ongoing changing mix in equipment placements to more fully featured smaller systems. Foreign currency translation had an unfavorable impact of 7%.

Supplies revenue decreased 19% compared to the prior year due to lower supplies usage resulting from lower mail volumes and fewer installed meters due to customer consolidations. Foreign currency translation had an unfavorable impact of 6%.

Software revenue decreased 22% compared to the prior year primarily due to the impact of the global economic slowdown which has caused many businesses to delay their capital spending worldwide, thus impacting our software revenues. Foreign currency translation had an unfavorable impact of 9%.

Rentals revenue decreased 13% compared to the prior year as customers in the U.S. continue to downsize to smaller, fully featured machines. We also see weakening economic conditions affecting our international rental markets specifically in France and Canada. Foreign currency translation had an unfavorable impact of 3%.

Financing revenue decreased 10% compared to the prior year due to lower equipment sales which have resulted in a corresponding decline in our lease portfolios. Foreign currency translation had an unfavorable impact of 5%.

Support services revenue decreased 9% compared to the prior year, principally due to the unfavorable impact of foreign currency translation of 7%.

Business services revenue decreased 8% compared to the prior year. Lower volumes at Management Services more than offset the increase in mail volumes processed at Mail Services. The unfavorable impact of foreign currency translation of 3% was partly offset by the positive impact of acquisitions which contributed 2%.

Costs and expenses

(Dollars in thousands)

	Six Months Ended June 30,

	2009	2008

Cost of equipment sales	$262,855	$327,395
Cost of supplies	$44,710	$54,291
Cost of software	$41,067	$54,190
Cost of rentals	$73,864	$77,975
Financing interest expense	$49,890	$57,928
Cost of support services	$199,549	$229,926
Cost of business services	$712,213	$762,300
Selling, general and administrative	$867,793	$994,184
Research and development	$93,571	$103,168

Cost of equipment sales as a percentage of revenue was 53.8% in the first six months of 2009 compared with 53.3% in the prior year, primarily due to an unfavorable mix of lower margin equipment sales in Production Mail. This was partly offset by higher margin equipment sales in International Mailing.

Cost of supplies as a percentage of revenue was 26.3% in the first six months of 2009 compared with 26.0% in the prior year due to the lower sales volume and product mix.

Cost of software as a percentage of revenue was 24.6% in the first six months of 2009 compared with 25.3% in the prior year due to a favorable mix.

Cost of rentals as a percentage of revenue was 22.8% in the first six months of 2009 compared with 21.0% in the prior year primarily due to the fixed costs associated with meter depreciation on lower revenues.

Financing interest expense as a percentage of revenue was 14.0% in the first six months of 2009 compared with 14.6% in the prior year due to lower interest rates and lower finance receivables levels. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenues, we assumed a 10:1 leveraging ratio of debt to equity and applied our overall effective interest rate to the average outstanding finance receivables.

Cost of support services as a percentage of revenue was 56.4% in the first six months of 2009 compared with 59.5% in the prior year due to margin improvements in U.S. Mailing, International Mailing and Production Mail driven by the positive impacts of ongoing cost reduction initiatives and price increases on longer-service equipment in Production Mail.

Cost of business services as a percentage of revenue was 79.4% in the first six months of 2009 compared with 78.5% in the prior year. This is due to lower volumes of higher margin print and transaction activity which has negatively impacted Management Services.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue was 31.5% in the first six months of 2009 compared with 31.4% in the prior year. SG&A expense declined $126.4 million primarily as a result of our cost reduction initiatives which contributed 6% and the positive impact of foreign currency translation of 6%. However, the impact of the lower revenues and increased pension costs more than offset these benefits.

Research and development expenses decreased $9.6 million in the first six months of 2009 from the prior year, $5.3 million of which related to foreign currency translation. As a percentage of revenue, research and development expenses were slightly higher than the prior year as we continue to invest in developing new technologies, enhancing our products, and expanding our offshore development capabilities.

Restructuring charges and asset impairments

Pre-tax restructuring reserves at June 30, 2009 are composed of the following:

(Dollars in thousands)

	Balance at December 31, 2008	Expenses	Cash payments	Non-cash charges	Balance at June 30, 2009

Severance and benefit costs	$108,431	$—	$(42,264)	$—	$66,167
Other exit costs	32,678	—	(6,846)	—	25,832

Total	$141,109	$—	$(49,110)	$—	$91,999

We recorded pre-tax restructuring charges and asset impairments during 2008 and 2007. These charges primarily related to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line.

As of June 30, 2009, 2,743 terminations have occurred under this program and approximately 300 additional positions have been eliminated. The majority of the liability at June 30, 2009 is expected to be paid by the end of 2009 from cash generated from operations.

Other interest expense

Other interest expense for the six months ended June 30, 2009 and 2008:

(Dollars in thousands)

	Six Months Ended June 30,

	2009	2008	% change

Other interest expense	$57,304	$61,528	(7)%

Other interest expense decreased 7% in the first six months of 2009 compared to the prior year due to lower interest rates and lower average borrowings.

Income taxes

The effective tax rate for the six months ended June 30, 2009 was 37.7% compared with 35.6% in the prior year. The 2009 tax rate was increased by a $12.0 million write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of stock units previously granted to our employees. The 2008 effective tax rate was negatively impacted by a $6.5 million tax accrual associated with lease refunds in the U.K. and Ireland.

Discontinued operations

The following table shows selected financial information included in discontinued operations for the six months ended June 30, 2009 and 2008, respectively:

(Dollars in thousands)

	Six Months Ended June 30,

	2009	2008

Net gain (loss) from discontinued operations, net of tax	$7,725	$(6,663)

For the six months ended June 30, 2009, $10.9 million of pre-tax income, net of $4.2 million in tax, represents the release of reserves related to the expiration of an indemnity agreement in April 2009 associated with the sale of our Capital Services portfolio in 2006 and $9.8 million of pre-tax income, net of $3.8 million in tax, for a bankruptcy settlement received during the first quarter of 2009 pertaining to the leasing of certain aircraft from our former Capital Services business which was sold in 2006. This income was partly offset by the accrual of interest on uncertain tax positions. The net loss for the six months ended June 30, 2008 relates to the accrual of interest on uncertain tax positions.

Noncontrolling interests (Preferred stock dividends of subsidiaries)

The following table details dividends paid to preferred stockholders for the six months ended June 30, 2009 and 2008:

(Dollars in thousands)

	Six Months Ended June 30,

	2009	2008

Preferred stock dividends of subsidiaries	$9,092	$9,594

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

Cash Flow Summary

The change in cash and cash equivalents is as follows:

(Dollars in thousands)

	Six Months Ended June 30,

	2009	2008

Cash provided by operating activities	$483,387	$470,448
Cash used in investing activities	(89,520)	(134,603)
Cash used in financing activities	(331,187)	(286,440)
Effect of exchange rate changes on cash	5,911	2,831

Increase in cash and cash equivalents	$68,591	$52,236

2009 Cash Flows

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities included decreases in finance receivables and accounts receivable balances of $165.1 million and $99.0 million, respectively, resulting from lower levels of new business and strong collections. Partially offsetting these positive cash flow impacts was a reduction in accounts payable and accrued liabilities of $167.6 million, primarily due to lower compensation accruals as well as $49.1 million in restructuring payments associated with the prior year cost reduction initiatives and a $20.3 million payment for the unwinding of derivatives related to the March 2009 debt issuance. See Note 14 to the Condensed Consolidated Financial Statements for additional discussion of the restructuring payments.

Net cash used in investing activities consisted principally of capital expenditures of $90.2 million.

Net cash used in financing activities consisted primarily of a decrease in notes payable of $476.1 million due to the repayment of commercial paper, which was partially offset by the proceeds from long term obligations of $297.5 million related to the March 2009 debt issuance. Dividends paid to stockholders were $148.6 million for the six months ended June 30, 2009.

2008 Cash Flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The net increase in our current and non-current income taxes contributed $48.8 million to cash from operations resulting from the timing of tax payments. A decrease in our internal finance receivables of $52.2 million and an increase in advance billings of $53.2 million also contributed to the increase in operating cash flow. The decrease in accounts payable and accrued liabilities of $85.2 million, primarily due to the payment of year-end incentive compensation and commissions partially offset by additional restructuring reserves, and an increase in inventory of $12.3 million, partly due to the required build of new fully digital, networked, and remotely-downloadable equipment, reduced our cash flow from operations. The increase in accounts receivable of $28.8 million resulted from acquisitions, the timing of billings, as sales at the end of June were higher than at the end of March, and the timing of collections.

Net cash used in investing activities consisted principally of capital expenditures of $115.3 million combined with acquisitions of $68.5 million partially offset by increased reserve account balances for customer deposits of $18.5 million and a reduction in short-term investments of $28.2 million.

Net cash used in financing activities consisted primarily of dividends paid to stockholders of $146.7 million and stock repurchases of $272.4 million, partially offset by proceeds from issuance of stock of $11.4 million and a net increase in notes payable and long-term obligations of $130.8 million.

Capital Expenditures

During the first six months of 2009, capital expenditures included $45.2 million in net additions to property, plant and equipment and $45.0 million in net additions to rental equipment and related inventories compared with $58.2 million and $57.1 million, respectively, in the same period in 2008.

Financings and Capitalization

We have a commercial paper program that is a significant source of liquidity for the Company. During 2009, we have continued to have consistent access to the commercial paper market. As of June 30, 2009, we had $134 million of outstanding commercial paper issuances. We also have a committed line of credit of $1.5 billion which supports commercial papers issuance and is provided by a syndicate of 14 banks until 2011. As of June 30, 2009, this line of credit had not been drawn down. In addition, we filed a Well-Known Seasoned Issuer registration statement with the SEC in June 2008 which permits the issuance of debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

On June 29, 2009, we entered into an interest rate swap for an aggregate notional amount of $100 million to effectively convert our interest payments on a portion of the $400 million, 4.625% fixed rate notes due in 2012, into variable interest rates. The variable rates payable are based on one month LIBOR plus 249 basis points. In July 2009, we entered into three additional interest rate swaps for an aggregate notional amount of $300 million to effectively convert our interest payments on the remainder of the $400 million, 4.625% fixed rate notes due in 2012, into variable interest rates. The variable rates payable are based on one month LIBOR plus 248 basis points for $100 million notional amount and one month LIBOR plus 250 basis points for $200 million notional amount.

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

The 8.55% notes with a $150 million face value are due to be repaid on September 15, 2009. The repayment of these notes will be funded through cash generated from operations and issuance of commercial paper. The notes are reported in current portion of long-term debt at June 30, 2009. No additional long-term notes will mature until 2012.

We believe our financing needs in the short and long-term can be met from cash generated internally, the issuance of commercial paper, debt issuance under our effective shelf registration statement and borrowing capacity under our existing credit agreements.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We adopted SFAS 157 for nonfinancial items on January 1, 2009, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuances of FSP 157-3 and FSP 157-4. See Note 17 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141(R) requires fair value measurements at the date of acquisition, with limited exceptions specified in the Statement. Some of the major impacts of this new standard include expense recognition for transaction costs and restructuring costs. SFAS 141(R) was effective for fiscal years beginning on or after December 15, 2008 and is applied prospectively. The adoption of this Statement has not had a material impact on our financial position, results of operations, or cash flows for the six months ended June 30, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 are applied prospectively. We adopted the presentation and disclosure requirements of SFAS 160 on a retrospective basis beginning in the first quarter of 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this Statement requires us to present currently disclosed information in a tabular format and also expands our disclosures concerning where derivatives are reported on the balance sheet and where gains/losses are recognized in the results of operations. The Company has complied with the disclosure requirements of this Statement beginning in the first quarter of 2009. See Note 17 to the Condensed Consolidated Financial Statements for the additional disclosures.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The

Company has complied with the additional disclosure requirements beginning in the second quarter of 2009. See Note 17 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can’t be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows for the six months ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued. The standard is effective for interim or annual periods ending after June 15, 2009. The Company has complied with the disclosure requirements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will comply with the requirements of the Statement beginning in the third quarter of 2009.

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

Under the direction of our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009. In addition, no change in internal control over financial reporting occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

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

No shares were purchased during the second quarter of 2009, leaving approximately $73.4 million available for future repurchases under this program at June 30, 2009.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during our annual meeting of stockholders held on May 11, 2009.

		Votes For	Votes Against	Abstain

1.	Election of Directors:
	Anne M. Busquet	169,339,528	3,692,662	417,131
	Anne Sutherland Fuchs	168,755,108	4,271,839	422,374
	James H. Keyes	167,539,691	5,516,553	393,077
	David L. Shedlarz	169,372,273	3,672,132	404,916
	David B. Snow, Jr.	167,573,276	5,480,424	395,621

2.	Ratification of Independent Accountants for 2009	169,359,098	3,791,025	299,198

The following other directors continued their term of office after the annual meeting:

Rodney C. Adkins	Murray D. Martin	Michael I. Roth

Linda G. Alvarado	John S. McFarlane	Robert E. Weissman

Ernie Green	Eduardo R. Menascé

There were no broker non-votes for matters submitted at the annual meeting of stockholders.

Item 5: Other Information

None

Item 6: Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

August 5, 2009

/s/ Michael Monahan

Michael Monahan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ S. J. Green

S. J. Green
Vice President – Finance and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description	Page Number

(3)(i)(a)	Restated Certificate of Incorporation, as amended, incorporated by reference to Exhibit (3) to Form 10-Q as filed with the Commission on August 14, 1996. (Commission file number 1-3579)	Not applicable

(3)(i)(b)

Certificate of Amendment to the Restated Certificate of Incorporation (as amended May 29, 1996), incorporated by reference to Exhibit (a.1) to Form 10-K as filed with the Commission on March 27, 1998. (Commission file number 1-3579)

Not applicable

(3)(ii)	Pitney Bowes Inc. Amended and Restated By-laws, incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on August 6, 2007. (Commission file number 1-3579)	Not applicable

(10)	Form of Performance Award	Page 44

(12)	Computation of ratio of earnings to fixed charges	Page 47

(31.1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Page 48

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Page 49

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Page 50

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Page 51

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document