Form 10-Q
period 2009-09-30
PITNEY BOWES INC /DE/
filed 2009-11-06
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 3, 2009.

Class	Outstanding

Common Stock, $1 par value per share	207,138,862 shares

PITNEY BOWES INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Revenue:
Equipment sales	$225,759	$296,520	$714,780	$910,883
Supplies	83,464	96,864	253,466	305,750
Software	87,295	100,092	254,401	314,617
Rentals	163,711	182,850	487,992	553,658
Financing	171,228	195,632	528,534	591,834
Support services	177,607	193,516	531,200	579,996
Business services	447,756	482,199	1,344,493	1,452,978

Total revenue	1,356,820	1,547,673	4,114,866	4,709,716

Costs and expenses:
Cost of equipment sales	124,819	157,593	387,674	484,988
Cost of supplies	23,785	26,382	68,495	80,673
Cost of software	19,413	25,917	60,480	80,107
Cost of rentals	40,508	36,252	114,372	114,227
Financing interest expense	23,975	27,702	73,865	85,630
Cost of support services	100,541	113,581	300,090	343,507
Cost of business services	335,406	370,213	1,033,933	1,120,193
Selling, general and administrative	435,931	484,650	1,317,410	1,491,154
Research and development	45,052	53,008	138,623	156,176
Restructuring charges and asset impairments	12,845	49,229	12,845	85,137
Other interest expense	27,244	30,037	84,548	91,565
Interest income	(668)	(3,179)	(3,153)	(9,731)

Total costs and expenses	1,188,851	1,371,385	3,589,182	4,123,626

Income from continuing operations before income taxes	167,969	176,288	525,684	586,090
Provision for income taxes	57,691	69,456	192,375	215,389

Income from continuing operations	110,278	106,832	333,309	370,701
(Loss) gain from discontinued operations, net of income tax	(2,429)	(2,063)	5,296	(8,726)

Net income before attribution of noncontrolling interests	107,849	104,769	338,605	361,975

Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,622	6,540	13,714	16,134

Pitney Bowes Inc. net income	$103,227	$98,229	$324,891	$345,841

Amounts attributable to Pitney Bowes Inc. common stockholders:
Income from continuing operations	$105,656	$100,292	$319,595	$354,567
(Loss) gain from discontinued operations	(2,429)	(2,063)	5,296	(8,726)

Pitney Bowes Inc. net income	$103,227	$98,229	$324,891	$345,841

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders (1):
Continuing operations	$0.51	$0.48	$1.55	$1.70
Discontinued operations	(0.01)	(0.01)	0.03	(0.04)

Net income	$0.50	$0.47	$1.57	$1.65

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders (1):
Continuing operations	$0.51	$0.48	$1.54	$1.68
Discontinued operations	(0.01)	(0.01)	0.03	(0.04)

Net income	$0.50	$0.47	$1.57	$1.64

Dividends declared per share of common stock	$0.36	$0.35	$1.08	$1.05

(1) The sum of the earnings per share amounts may not equal the totals above due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$441,128	$376,671
Short-term investments	17,660	21,551

Accounts receivables, gross	818,389	924,886
Allowance for doubtful accounts receivables	(46,312)	(45,264)

Accounts receivables, net	772,077	879,622

Finance receivables	1,408,964	1,501,678
Allowance for credit losses	(43,333)	(45,932)

Finance receivables, net	1,365,631	1,455,746

Inventories	176,626	161,321
Current income taxes	73,386	59,594
Other current assets and prepayments	98,736	78,108

Total current assets	2,945,244	3,032,613

Property, plant and equipment, net	529,079	574,260
Rental property and equipment, net	374,021	397,949

Finance receivables	1,396,007	1,445,822
Allowance for credit losses	(25,547)	(25,858)

Finance receivables, net	1,370,460	1,419,964

Investment in leveraged leases	231,088	201,921
Goodwill	2,294,594	2,251,830
Intangible assets, net	319,040	375,822
Non-current income taxes	66,280	64,387
Other assets	414,215	417,685

Total assets	$8,544,021	$8,736,431

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,693,697	$1,922,399
Current income taxes	112,908	108,662
Notes payable and current portion of long-term obligations	170,783	770,501
Advance billings	452,380	441,556

Total current liabilities	2,429,768	3,243,118

Deferred taxes on income	366,721	254,353
Tax uncertainties and other income tax liabilities	293,476	294,487
Long-term debt	4,218,646	3,934,865
Other non-current liabilities	783,750	823,322

Total liabilities	8,092,361	8,550,145

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	374,165	374,165
Commitments and contingencies (See Note 18)

Stockholders’ equity (deficit):
Cumulative preferred stock, $50 par value, 4% convertible	4	7
Cumulative preference stock, no par value, $2.12 convertible	876	976
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	251,273	259,306
Retained earnings	4,380,513	4,278,804
Accumulated other comprehensive loss	(461,550)	(596,341)
Treasury stock, at cost (116,174,612 and 117,156,719 shares, respectively)	(4,416,959)	(4,453,969)

Total Pitney Bowes Inc. stockholders’ equity (deficit)	77,495	(187,879)

Total liabilities, noncontrolling interests and stockholders’ equity (deficit)	$8,544,021	$8,736,431

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,

	2009	2008

Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$338,605	$361,975
Restructuring charges, net of tax	8,300	61,864
Restructuring payments	(66,757)	(65,858)
Payments for settlement of derivative instruments	(20,281)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,683	288,589
Stock-based compensation	16,964	19,563
Changes in operating assets and liabilities, excluding effects of acquisitions:
(Increase) decrease in accounts receivables	134,789	(2,390)
(Increase) decrease in finance receivables	203,588	74,288
(Increase) decrease in inventories	(6,844)	(17,035)
(Increase) decrease in prepaid, deferred expense and other assets	(14,787)	(3,433)
Increase (decrease) in accounts payable and accrued liabilities	(195,842)	(94,858)
Increase (decrease) in current and non-current income taxes	73,457	93,471
Increase (decrease) in advance billings	1,002	21,831
Increase (decrease) in other operating capital, net	(2,453)	18,052

Net cash provided by operating activities	732,424	756,059

Cash flows from investing activities:
Short-term and other investments	(19,616)	21,682
Capital expenditures	(126,509)	(169,978)
Net investment in external financing	(1,216)	(831)
Acquisitions, net of cash acquired	—	(68,976)
Reserve account deposits	(6,236)	16,617

Net cash used in investing activities	(153,577)	(201,486)

Cash flows from financing activities:
Increase (decrease) in notes payable, net	(445,460)	423,899
Proceeds from long-term obligations	297,513	245,582
Principal payments on long-term obligations	(150,000)	(574,585)
Proceeds from issuance of common stock	8,984	16,561
Payments to redeem preferred stock issued by a subsidiary	—	(10,000)
Stock repurchases	—	(333,231)
Dividends paid to common stockholders	(223,182)	(219,447)
Dividends paid to noncontrolling interests	(13,714)	(16,134)

Net cash used in financing activities	(525,859)	(467,355)

Effect of exchange rate changes on cash and cash equivalents	11,469	(5,608)

Increase in cash and cash equivalents	64,457	81,610
Cash and cash equivalents at beginning of period	376,671	377,176

Cash and cash equivalents at end of period	$441,128	$458,786

Cash interest paid	$169,219	$209,601

Cash income taxes paid, net	$133,808	$125,745

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

1. Basis of Presentation

The terms “we”, “us”, and “our” are used in this report to refer collectively to Pitney Bowes Inc. and its subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements of Pitney Bowes Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, which were revised in the current period to reflect presentation changes for the new noncontrolling interests accounting guidance, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly our financial position at September 30, 2009 and December 31, 2008, our results of operations for the three and nine months ended September 30, 2009 and 2008 and our cash flows for the three and nine months ended September 30, 2009 and 2008 have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2009.

These statements should be read in conjunction with the financial statements and notes thereto included in our 2008 Annual Report to Stockholders on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current period presentation. Beginning in the second quarter of 2009, we have separately presented a financing interest expense line item, which represents our estimated cost of borrowing associated with the generation of financing revenues, in the Condensed Consolidated Statements of Income. In computing our financing interest expense, we assumed a 10:1 leveraging ratio of debt to equity and applied our overall effective interest rate to the average outstanding finance receivables.

We have evaluated subsequent events through November 6, 2009, the date of issuance of the unaudited condensed consolidated financial statements. During this period we did not have any material recognizable subsequent events. We did, however, have non-recognizable subsequent events due to the issuance of perpetual voting preferred stock and the redemption of variable term voting preferred stock by a subsidiary of the Company. See Note 12 to the Condensed Consolidated Financial Statements for additional information. In addition, we had a non-recognizable subsequent event for a legal matter. See Note 18 to the Condensed Consolidated Financial Statements for additional information.

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

3. Recent Accounting Pronouncements

FAIR VALUE MEASUREMENTS
On January 1, 2008, we adopted new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It was effective for certain financial assets and liabilities on January 1, 2008 and for all nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis on January 1, 2009. The adoption of this guidance has not had a material impact on our financial position, results of operations, or cash flows. See Note 17 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
On January 1, 2009, we adopted new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity’s financial position, results of operations and cash flows. See Note 17 to the Condensed Consolidated Financial Statements for additional information regarding our derivative instruments and hedging activities.

BUSINESS COMBINATIONS
On January 1, 2009, we adopted new accounting guidance on business combinations. The new guidance revises principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. Some of the major impacts of this new guidance include expense recognition for transaction costs and restructuring costs. The adoption of this guidance has not had a material impact on our financial position, results of operations, or cash flows.

NONCONTROLLING INTERESTS
On January 1, 2009, we adopted new accounting guidance on noncontrolling interests. The new guidance addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. The guidance requires retroactive adoption of the presentation and disclosure requirements for existing minority interests while all other requirements of the guidance are applied prospectively.

REVENUE RECOGNITION
In September 2009, new guidance was introduced addressing the accounting for revenue arrangements with multiple elements and certain revenue arrangements that include software elements. The new literature will allow companies to allocate arrangement consideration in a multiple element arrangement in a way that better reflects the economics of the transaction. This will result in the elimination of the residual method model. In addition, tangible products that have software components that are “essential to the functionality” of the tangible product will be scoped out of the software revenue guidance. The new guidance will also result in more expansive disclosures. The new guidance will be effective on January 1, 2011, with early adoption permitted. We are currently evaluating the impact of adopting the new guidance.

4. Discontinued Operations

The following table shows selected financial information included in discontinued operations for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Pre-tax income	$—	$—	$20,624	$—
Tax provision	(2,429)	(2,063)	(15,328)	(8,726)

(Loss) gain from discontinued operations, net of tax	$(2,429)	$(2,063)	$5,296	$(8,726)

Net losses for the three months ended September 30, 2009 and September 30, 2008 relate to the accrual of interest on uncertain tax positions.

Pre-tax income for the nine months ended September 30, 2009 includes $9.8 million of pre-tax income ($6.0 million net of tax) for a bankruptcy settlement received during the first quarter of 2009 pertaining to the leasing of certain aircraft from our former Capital Services business which was sold in 2006, and $10.9 million of pre-tax income ($6.7 million net of tax) representing the release of reserves during the second quarter of 2009 related to the expiration of an indemnity agreement in April 2009 also associated with the sale of Capital Services. This income was partly offset by the accrual of interest on uncertain tax positions. The net loss for the nine months ended September 30, 2008 relates to the accrual of interest on uncertain tax positions.

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

There were no acquisitions during the nine months ended September 30, 2009.

During the nine months ended September 30, 2008, we also completed five smaller acquisitions with an aggregate cost of $29.7 million. These acquisitions did not have a material impact on our financial results.

No tax deductible goodwill was added during the nine months ended September 30, 2009. The amount of tax deductible goodwill added from acquisitions for the nine months ended September 30, 2008 was $27.4 million.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following table provides unaudited pro forma consolidated revenue for the three and nine months ended September 30, 2009 and 2008 as if our acquisitions had been acquired on January 1 of each year:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Total revenue	$1,356,820	$1,547,673	$4,114,866	$4,730,176

The pro forma earnings results of these acquisitions were not material to net income or earnings per share. The pro forma consolidated results do not purport to be indicative of actual results that would have occurred had the acquisitions been completed on January 1, 2009 and 2008, nor do they purport to be indicative of the results that will be obtained in the future.

6. Earnings per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2009 and 2008 is as follows:

	2009			2008

	Income	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share

Pitney Bowes Inc. net income	$103,227			$98,229
Less:
Preferred stock dividends	—			—
Preference stock dividends	(17)			(19)

Basic earnings per share	$103,210	207,076	$0.50	$98,210	207,309	$0.47

Effect of dilutive securities:
Data for basic earnings per share	$103,210	207,076		$98,210	207,309
Preferred stock	—	3		—	3
Preference stock	17	554		19	598
Stock options and stock purchase plans	—	5		—	648
Other stock plans	—	6		—	98

Diluted earnings per share	$103,227	207,644	$0.50	$98,229	208,656	$0.47

			Per Share			Per Share

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations			$0.51			$0.48
Discontinued operations			(0.01)			(0.01)

Net income			$0.50			$0.47

			Per Share			Per Share

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations			$0.51			$0.48
Discontinued operations			(0.01)			(0.01)

Net income			$0.50			$0.47

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

A reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 2009 and 2008 is as follows:

	2009			2008

	Income	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share

Pitney Bowes Inc. net income	$324,891			$345,841
Less:
Preferred stock dividends	—			—
Preference stock dividends	(55)			(58)

Basic earnings per share	$324,836	206,610	$1.57	$345,783	209,113	$1.65

Effect of dilutive securities:
Data for basic earnings per share	$324,836	206,610		$345,783	209,113
Preferred stock	—	3		—	3
Preference stock	55	578		58	602
Stock options and stock purchase plans	—	2		—	784
Other stock plans	—	5		—	85

Diluted earnings per share	$324,891	207,198	$1.57	$345,841	210,587	$1.64

			Per Share			Per Share

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations			$1.55			$1.70
Discontinued operations			0.03			(0.04)

Net income			$1.57			$1.65

			Per Share			Per Share

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations			$1.54			$1.68
Discontinued operations			0.03			(0.04)

Net income			$1.57			$1.64

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

Approximately 6.2 million and 2.5 million common stock equivalent shares for the three months ended September 30, 2009 and 2008, respectively, and 6.4 million and 2.1 million common stock equivalent shares for the nine months ended September 30, 2009 and 2008, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was anti-dilutive.

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

As a result of certain organizational changes made during the third quarter of 2009, we have reclassified certain prior year amounts to conform to the current year presentation. The amounts reclassified did not have a material impact to our segment disclosures.

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

Marketing Services: Includes direct marketing services for targeted customers.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Revenue and EBIT by business segment for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Revenue:
U.S. Mailing	$491,036	$558,038	$1,517,377	$1,687,229
International Mailing	224,681	271,727	679,893	882,145
Production Mail	126,434	154,554	366,000	439,358
Software	82,361	94,221	240,559	296,134

Mailstream Solutions	924,512	1,078,540	2,803,829	3,304,866

Management Services	259,370	287,989	789,635	891,078
Mail Services	134,042	139,689	413,891	399,875
Marketing Services	38,896	41,455	107,511	113,897

Mailstream Services	432,308	469,133	1,311,037	1,404,850

Total revenue	$1,356,820	$1,547,673	$4,114,866	$4,709,716

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

EBIT: (1)
U.S. Mailing	$178,066	$221,179	$561,232	$663,469
International Mailing	29,193	41,123	87,201	142,520
Production Mail	11,494	23,183	26,974	47,116
Software	8,241	3,167	16,064	15,962

Mailstream Solutions	226,994	288,652	691,471	869,067

Management Services	19,517	16,064	49,294	52,931
Mail Services	23,024	15,467	63,322	49,836
Marketing Services	7,448	8,088	17,323	15,558

Mailstream Services	49,989	39,619	129,939	118,325

Total EBIT	276,983	328,271	821,410	987,392

Unallocated amounts:
Interest, net (2)	(50,551)	(54,560)	(155,260)	(167,464)
Corporate expenses	(45,618)	(48,194)	(127,621)	(148,701)
Restructuring charges and asset impairments	(12,845)	(49,229)	(12,845)	(85,137)

Income from continuing operations before income taxes	$167,969	$176,288	$525,684	$586,090

(1)	Earnings before interest and taxes excludes general corporate expenses, restructuring charges, and asset impairments.

(2)	Interest, net includes financing interest expense, other interest expense and interest income.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

8. Inventories

Inventories are composed of the following:

	September 30, 2009	December 31, 2008

Raw materials and work in process	$43,803	$41,171
Supplies and service parts	81,734	78,018
Finished products	51,089	42,132

Total	$176,626	$161,321

9. Fixed Assets

	September 30, 2009	December 31, 2008

Property, plant and equipment	$1,810,482	$1,880,422
Accumulated depreciation	(1,281,403)	(1,306,162)

Property, plant and equipment, net	$529,079	$574,260

Rental property and equipment	$745,089	$932,389
Accumulated depreciation	(371,068)	(534,440)

Rental property and equipment, net	$374,021	$397,949

Depreciation expense was $70.1 million and $76.3 million for the three months ended September 30, 2009 and 2008, respectively. Depreciation expense was $209.7 million and $235.2 million for the nine months ended September 30, 2009 and 2008, respectively.

10. Intangible Assets and Goodwill

Intangible assets are composed of the following:

	September 30, 2009			December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$429,895	$(188,019)	$241,876	$423,169	$(154,619)	$268,550
Supplier relationships	29,000	(12,567)	16,433	29,000	(10,392)	18,608
Software & technology	145,276	(93,144)	52,132	155,035	(78,982)	76,053
Trademarks & trade names	23,744	(15,578)	8,166	25,071	(13,310)	11,761
Non-compete agreements	2,238	(1,805)	433	2,652	(1,802)	850

Total intangible assets	$630,153	$(311,113)	$319,040	$634,927	$(259,105)	$375,822

Amortization expense for intangible assets for the three months ended September 30, 2009 and 2008 was $17.4 million and $18.4 million, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2009 and 2008 was $53.0 million and $53.4 million, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The estimated future amortization expense related to intangible assets is as follows:

Amount

Remaining for year ended December 31, 2009	$18,000
Year ended December 31, 2010	61,000
Year ended December 31, 2011	49,000
Year ended December 31, 2012	44,000
Year ended December 31, 2013	37,000
Thereafter	110,040

Total	$319,040

Changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2009 are as follows:

	Balance at December 31, 2008 (1)	Acquired during the period	Other (2)	Balance at September 30, 2009

U.S. Mailing	$221,315	$—	$(2,210)	$219,105
International Mailing	322,230	—	29,867	352,097
Production Mail	137,067	—	3,044	140,111
Software	623,995	—	9,236	633,231

Mailstream Solutions	1,304,607	—	39,937	1,344,544

Management Services	491,633	—	4,068	495,701
Mail Services	260,793	—	(1,241)	259,552
Marketing Services	194,797	—	—	194,797

Mailstream Services	947,223	—	2,827	950,050

Total	$2,251,830	$—	$42,764	$2,294,594

(1)	We have reclassified certain prior year amounts to conform to the current year presentation. See Note 7 for further details.

(2)	“Other” includes post closing acquisition and foreign currency translation adjustments.

11. Long-term Debt

On September 15, 2009, we repaid the 8.55% notes with a $150 million face value. The repayment of these notes was funded through cash generated from operations and issuance of commercial paper. The notes were reported in current portion of long-term debt at December 31, 2008.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

On March 4, 2008, we issued $250 million of 10-year fixed-rate notes with a coupon rate of 5.60%. The interest is paid semi-annually beginning September 15, 2008. The notes mature on March 15, 2018. We simultaneously entered into two interest rate swaps for a total notional amount of $250 million to convert the fixed-rate notes to a floating rate obligation bearing interest at 6 month LIBOR plus 111.5 basis points. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper and repurchase of our stock.

12. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)

Pitney Bowes International Holdings, Inc. (“PBIH”), a subsidiary of the Company, has 3,750,000 shares outstanding or $375 million of variable term voting preferred stock owned by certain outside institutional investors. These preferred shares are entitled to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by Pitney Bowes Inc. The preferred stock, $.01 par value, is entitled to cumulative dividends at rates set at auction. The weighted average dividend rate was 4.8% for the three months and nine months ended September 30, 2009 and 2008, respectively. Preferred dividends are included in noncontrolling interests (preferred stock dividends of subsidiaries) in the Condensed Consolidated Statements of Income. The preferred stock is subject to mandatory redemption based on certain events, at a redemption price not less than $100 per share, plus the amount of any dividends accrued or in arrears. No dividends were in arrears at September 30, 2009, December 31, 2008 or September 30, 2008. A rollforward of noncontrolling interests is as follows:

Beginning balance, January 1, 2008	$384,165
Movements:
Share redemptions (1)	(10,000)

Ending balance, December 31, 2008 and September 30, 2009	$374,165

(1)

At December 31, 2007, a subsidiary of the Company had 100 shares or $10 million of 9.11% Cumulative Preferred Stock, mandatorily redeemable in 20 years, owned by an institutional investor. In August 2008, we redeemed 100% of this Preferred Stock resulting in a net loss of $1.8 million.

In October 2009, PBIH issued $300 million of perpetual voting preferred stock to certain outside institutional investors. These preferred shares are entitled to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by Pitney Bowes Inc. The preferred stock is entitled to cumulative dividends at a rate of 6.125% for a period of 7 years after which they become callable and, if remain outstanding, will yield a dividend that increases by 150% every six months thereafter.

In October 2009, PBIH redeemed $344 million of its existing variable term preferred stock. The redemption was funded by a combination of the issuance of the $300 million perpetual voting preferred stock and commercial paper.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

13. Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Pitney Bowes Inc. net income	$103,227	$98,229	$324,891	$345,841
Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	67,778	(144,453)	115,512	(106,340)
Net unrealized (loss) gain on derivatives	(319)	(614)	6,195	189
Net unrealized gain (loss) on investment securities	139	(178)	(91)	(253)
Amortization of pension and postretirement costs	4,423	3,505	13,175	10,636

Comprehensive income	$175,248	$(43,511)	$459,682	$250,073

(1)

Includes a net deferred translation gain of $3.4 million and a net deferred translation loss of $13.7 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, a net deferred translation loss of $8.6 million and $3.7 million, respectively, were recorded. These amounts are associated with intercompany loans denominated in a foreign currency that have been designated as a hedge of net investment.

14. Restructuring Charges and Asset Impairments

During the third quarter of 2009, we have undertaken a strategic transformation process designed to create long-term flexibility to invest in future growth. We are currently completing the diagnostic phase of this project and are analyzing a wide range of opportunities for process and operational improvements in areas such as our global customer interactions and product development processes. The restructuring charge in the current quarter represents costs associated with initial actions identified as part of the diagnostic phase of this project. The future benefits and related costs, which could be significant, will be recognized as actions are approved and implemented.

During the third quarter of 2009, we recorded pre-tax restructuring charges of $12.8 million, of which $10.0 million relates to severance and benefit costs and $2.8 million relates to other exit costs. As of September 30, 2009, 158 employee terminations have occurred under this strategic transformation project. The majority of the liability at September 30, 2009 is expected to be paid during the next twelve months from cash generated from operations.

Pre-tax restructuring reserves at September 30, 2009 for the restructuring actions taken in the third quarter of 2009 are composed of the following:

	Balance at July 1, 2009	Expenses	Cash payments	Non-cash charges	Balance at September 30, 2009

Severance and benefit costs	$—	$10,040	$(801)	$—	$9,239
Other exit costs	—	2,805	(1,232)	—	1,573

Total	$—	$12,845	$(2,033)	$—	$10,812

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

As of September 30, 2009, 2,904 terminations have occurred under this program and approximately 300 additional positions have been eliminated since the inception of the program. The majority of the liability at September 30, 2009 is expected to be paid during the next twelve months from cash generated from operations.

Pre-tax restructuring reserves at September 30, 2009 for the restructuring program announced in 2007 are composed of the following:

	Balance at December 31, 2008	Expenses	Cash payments	Non-cash charges	Balance at September 30, 2009

Severance and benefit costs	$108,431	$—	$(55,454)	$—	$52,977
Other exit costs	32,678	—	(9,270)	—	23,408

Total	$141,109	$—	$(64,724)	$—	$76,385

15. Pensions and Other Benefit Programs

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended September 30, 2009 and 2008 are as follows:

	United States		Foreign

	Three Months Ended September 30,		Three Months Ended September 30,

	2009	2008	2009	2008

Service cost	$6,128	$7,662	$1,772	$2,688
Interest cost	23,745	24,050	6,567	7,436
Expected return on plan assets	(30,009)	(33,175)	(7,107)	(9,362)
Amortization of transition (credit) cost	—	—	(2)	31
Amortization of prior service (credit) cost	(637)	(616)	119	164
Amortization of net loss	6,593	4,652	644	1,015

Net periodic benefit cost	$5,820	$2,573	$1,993	$1,972

The components of net periodic benefit cost for defined benefit pension plans for the nine months ended September 30, 2009 and 2008 are as follows:

	United States		Foreign

	Nine Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Service cost	$18,384	$21,724	$5,047	$8,266
Interest cost	71,231	72,430	18,576	22,915
Expected return on plan assets	(90,021)	(99,567)	(20,090)	(28,864)
Amortization of transition (credit) cost	—	—	(6)	95
Amortization of prior service (credit) cost	(1,911)	(1,886)	334	504
Amortization of net loss	19,779	14,418	1,835	3,129

Net periodic benefit cost	$17,462	$7,119	$5,696	$6,045

We are revising our expected 2009 pension plan contributions. We now expect to contribute up to $18 million each to the U.S. and foreign plans for the year. However, we will continue to reassess our funding alternatives as the year progresses. At September 30, 2009, $13.2 million and $10.4 million of contributions have been made to the U.S. and foreign pension plans, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Our pension funds’ actual asset returns have been in line with our portfolio benchmark indices. Our funded status will be highly dependent on the market returns and the prevailing discount rate used to value our year-end obligations.

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Service cost	$918	$919	$2,730	$2,703
Interest cost	3,669	3,704	10,959	10,619
Amortization of prior service credit	(618)	(618)	(1,858)	(1,854)
Amortization of net loss	1,035	911	3,103	2,388

Net periodic benefit cost	$5,004	$4,916	$14,934	$13,856

For the three months ended September 30, 2009 and 2008, we made $7.9 million and $6.6 million of contributions representing benefit payments, respectively. For the nine months ended September 30, 2009 and 2008, we made $21.3 million and $23.7 million of contributions representing benefit payments, respectively.

16. Income Taxes

The effective tax rate for the three months ended September 30, 2009 and 2008 was 34.3% and 39.4%, respectively. The effective tax rate for the nine months ended September 30, 2009 and 2008 was 36.6% and 36.8%, respectively. The year-to-date 2009 tax rate was increased by a $12.2 million write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of stock units previously granted to our employees. This write-off of deferred tax assets will not require us to pay any taxes. The year-to-date 2008 tax rate was increased by a tax accrual associated with lease refunds in the U.K. and Ireland of $6.5 million and the impact of a low tax benefit associated with restructuring expenses recorded during 2008.

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

We are continually under examination by tax authorities in the United States, other countries and local jurisdictions in which we have operations. The years under examination vary by jurisdiction. The current IRS exam of tax years 2001-2004 is estimated to be completed within the next two years and the examination of years 2005-2007 has commenced. In connection with the 2001-2004 exam, we have received notices of proposed adjustments to our filed returns. We have accrued our best estimate of the tax, interest and penalties that may result from these proposed adjustments. We are disputing a formal request from the IRS in the form of a civil summons to provide certain company workpapers. We believe that certain documents being sought should not be produced because they are privileged. A decision by the Rhode Island U.S. District Court in a similar case that supported our position was overturned on appeal, and the judicial circuits are now divided on this issue. Also in connection with the 2001-2004 audit, we have entered into a settlement with the IRS regarding the tax treatment of certain lease transactions related to the Capital Services business that we sold in 2006. Prior to 2007, we accrued and paid the IRS the additional tax and interest associated with this settlement. A variety of post-1999 tax years remain subject to examination by other tax authorities, including the U.K., Canada, France, Germany and various U.S. states. We have accrued our best estimate of the tax, interest and penalties that may result from these tax uncertainties in these and other jurisdictions. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flows.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

17. Fair Value Measurements

Effective January 1, 2008, we adopted the fair value measurements guidance for financial assets and liabilities. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. The guidance emphasizes that an entity’s valuation technique for measuring fair value should maximize observable inputs and minimize unobservable inputs.

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

The fair value measurement guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy are as follows:

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability. These inputs may be derived with internally developed methodologies that result in management’s best estimate of fair value. During the nine months ended September 30, 2009 and for the year ended December 31, 2008, we had no Level 3 recurring measurements.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of nine months ended September 30, 2009, respectively. As required by the fair value measurements guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Recurring Fair Value Measurements at September 30, 2009 by Level

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds	$254,114	$—	$—	$254,114
U.S. Government and agency issued debt	56,619	10,822	—	67,441
Corporate notes and bonds	—	8,564	—	8,564
Asset backed securities	—	1,198	—	1,198
Mortgage-backed securities	—	12,712	—	12,712
Derivatives
Interest rate swaps	—	18,054	—	18,054
Foreign exchange contracts	—	1,246	—	1,246

Total assets	$310,733	$52,596	$—	$363,329

Liabilities:
Derivatives
Foreign exchange contracts	$—	$28,235	$—	$28,235

Total liabilities	$—	$28,235	$—	$28,235

	Recurring Fair Value Measurements at December 31, 2008 by Level

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds	$181,664	$—	$—	$181,664
U.S. Government and agency issued debt	30,583	11,433	—	42,016
Corporate notes and bonds	—	4,725	—	4,725
Asset backed securities	—	2,658	—	2,658
Mortgage-backed securities	—	21,713	—	21,713
Derivatives
Interest rate swaps	—	32,486	—	32,486

Total assets	$212,247	$73,015	$—	$285,262

Liabilities:
Derivatives
Foreign exchange contracts	$—	$286	$—	$286
Treasury lock and forward starting swaps	—	31,326	—	31,326

Total liabilities	$—	$31,612	$—	$31,612

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

          • U.S. Government Issued Debt: U.S. Governmental securities are valued using active, high volume trades for identical securities. Valuation adjustments are not applied so these securities are classified in Level 1 of the fair value hierarchy.

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

Investment securities are primarily composed of investments by The Pitney Bowes Bank (PBB). PBB, our wholly-owned subsidiary, is a Utah-chartered Industrial Loan Company (ILC). The bank’s investments at September 30, 2009 were $242.7 million. We reported these investments in the Condensed Consolidated Balance Sheet as cash and cash equivalents of $170.8 million, short-term investments of $13.2 million and long-term investments of $58.7 million. The bank’s investments at December 31, 2008 were $196.9 million. We reported these investments in the Condensed Consolidated Balance Sheet as cash and cash equivalents of $125.8 million, short-term investments of $18.3 million and long-term investments of $52.8 million.

The fair value measurements of PBB’s investments are determined by third party service providers (Zions - Liquid Asset Management and Utendahl Capital Management). To validate the accuracy of the portfolio valuation, we utilize independent third parties to price monthly a minimum of 20% of the portfolio balance, ensuring our sample includes all types of securities held in the portfolio. We review the results of the pricing sample to ensure that the initial fair value valuations are accurate. If the pricing can not be validated reasonably (plus or minus 3% for each security and plus or minus 1% for the entire sample), we take action to investigate the differences. We have not adjusted the initial values as variances have either been within these tolerance limits or confirmed through additional procedures. Additionally, we ensure that the fair value measurements are in accordance with the fair value measurements guidance and that we have properly classified our assets in the fair value hierarchy.

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

As required by the fair value measurements guidance, we have incorporated counterparty risk into the fair value of our derivative assets and our credit risk into the value of our derivative liabilities. We derive credit risk from observable data related to credit default swaps. We have not seen a material change in the creditworthiness of those banks acting as derivative counterparties.

The valuation of our interest rate swaps is based on the income approach using a model with inputs that are observable or that can be derived from or corroborated by observable market data. Our foreign exchange derivatives are measured at fair value using observable market inputs, such as forward rates.

The following is a summary of our derivative fair values at September 30, 2009:

Designation of Derivatives	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$17
	Other assets:
	Interest rate swaps	18,054
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	1,848

Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	1,229
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	26,387

	Total Derivative Assets	$19,300
	Total Derivative Liabilities	$28,235

	Total Net Derivative Liabilities	$8,935

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in income.

In June 2009, we entered into an interest rate swap for an aggregate notional amount of $100 million to effectively convert our interest payments on a portion of the $400 million, 4.625% fixed rate notes due in 2012, into variable interest rates. The variable rates payable are based on one month LIBOR plus 249 basis points. In July 2009, we entered into three additional interest rate swaps for an aggregate notional amount of $300 million to effectively convert our interest payments on the remainder of the $400 million, 4.625% fixed rate notes due in 2012, into variable interest rates. The variable rates payable are based on one month LIBOR plus 248 basis points for $100 million notional amount and one month LIBOR plus 250 basis points for $200 million notional amount. At September 30, 2009, the fair value of the derivative was an asset of $3.3 million. Long-term debt was increased by $3.3 million at September 30, 2009.

In March 2008, we entered into two interest rate swaps for an aggregate notional amount of $250 million to effectively convert the fixed rate of 5.60% on $250 million of our notes, due 2018, into variable interest rates. The variable rates payable by us are based on six month LIBOR plus 111.5 basis points. At September 30, 2009, the fair value of the derivatives was an asset of $14.8 million. Long-term debt was increased by $14.8 million at September 30, 2009. At December 31, 2008, the fair value of the derivatives was an asset of $32.5 million. Long-term debt was increased by $32.5 million at December 31, 2008.

The following represents the results of our derivatives in fair value hedging relationships for the three months ended September 30, 2009:

Derivative Instrument	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income	Hedged Item Income (Expense) Recognized in Income

Interest rate swaps	Interest expense	$4,615	$(8,125)

The following represents the results of our derivatives in fair value hedging relationships for the nine months ended September 30, 2009:

Derivative Instrument	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income	Hedged Item Income (Expense) Recognized in Income

Interest rate swaps	Interest expense	$7,871	$(15,125)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts arising from the anticipated purchase of inventory between affiliates. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in other comprehensive income in the period that the change in fair value occurs and is reclassified to income in the same period that the hedged item is recorded in income. At September 30, 2009, we had 126 outstanding contracts with a notional amount of $31.1 million associated with these anticipated transactions and a derivative net liability position of $1.8 million. We had no outstanding contracts at December 31, 2008.

The following represents the results of cash flow hedging relationships for the three months ended September 30, 2009:

Derivative Instrument	Derivative Gain (Loss) Recognized in OCI (Effective Portion) (1)	Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)

Foreign exchange contracts	$(1,236)	Revenue	$(9)
Foreign exchange contracts	197	Cost of sales	(549)

	$(1,039)		$(558)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following represents the results of cash flow hedging relationships for the nine months ended September 30, 2009:

Derivative Instrument	Derivative Gain (Loss) Recognized in OCI (Effective Portion) (1)	Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)

Foreign exchange contracts	$(662)	Revenue	$(56)
Foreign exchange contracts	(1,168)	Cost of sales	(857)

	$(1,830)		$(913)

(1)

At December 31, 2008, there were no outstanding cash flow hedges and, therefore, the opening AOCI balance related to these types of hedges was $0. For the three months ended September 30, 2009, there were 6 derivatives that were entered into and settled within the quarter. For the nine months ended September 30, 2009, there were 22 derivatives that were entered into and settled within each respective quarter. Thus, these amounts were not recorded to AOCI but were recorded directly to income. For the three months ended September 30, these derivatives reduced revenue in the amount of $0.1 million and increased cost of sales in the amount of $0.1 million. For the nine months ended September 30, these derivatives reduced revenue in the amount of $0.2 million and increased cost of sales in the amount of $0.3 million.

As of September 30, 2009, $1.5 million of the $1.8 million derivative loss recognized in OCI will be recognized in income within the next 12 months.

No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges.

We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the short-term intercompany loans and interest and the mark-to-market on the derivatives are both recorded to income. At September 30, 2009, we had 21 outstanding foreign exchange contracts to buy or sell various currencies with a net liability value of $25.1 million. The contracts will expire by December 31, 2009. At December 31, 2008, the liability value of these derivatives was $0.3 million.

The following represents the results of our non-designated derivative instruments for the three months ended September 30, 2009:

Derivatives Not Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Derivative Gain (Loss) Recognized in Income

Foreign exchange contracts	Selling, general and administrative expense	$10,081

The following represents the results of our non-designated derivative instruments for the nine months ended September 30, 2009:

Derivatives Not Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Derivative Gain (Loss) Recognized in Income

Foreign exchange contracts	Selling, general and administrative expense	$(25,483)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Net Investment Hedges
One of our intercompany loans denominated in a foreign currency is designated as a hedge of a net investment. The revaluation of this loan is reflected as a deferred translation gain or loss and thereby offsets a portion of the translation adjustment of the applicable foreign subsidiaries’ net assets. At September 30, 2009 and December 31, 2008, we had one intercompany loan with an outstanding value of $87.7 million and $119.2 million, respectively, designated as a net investment hedge. Deferred translation gains of $33.4 million and $41.7 million at September 30, 2009 and December 31, 2008, respectively, were included in accumulated other comprehensive loss in stockholders’ deficit on the Condensed Consolidated Balance Sheets. The following represents our net investment hedge at September 30, 2009:

Net Investment Hedging Relationships	Loan Balance	Location of Deferred Translation Gain (Loss)	Deferred Translation Gain (Loss)

Non-derivative intercompany loan	$87,714	Accumulated other comprehensive (loss) income	$33,387

Credit-Risk-Related Contingent Features
At September 30, 2009, Pitney Bowes maintained investment grade ratings of A / A1. Certain of our derivative instruments contain provisions that would require us to post collateral upon a significant downgrade in our long-term senior unsecured debt ratings. Based on derivative values at September 30, 2009, we would have been required to post $27.6 million in collateral had our long-term senior unsecured debt ratings fallen below BB- / Ba3.

Fair Value of Financial Instruments

The estimated fair value of our financial instruments follows:

	September 30, 2009		December 31, 2008

	Carrying value (1)	Fair value	Carrying value (1)	Fair value

Investment securities	$342,682	$344,029	$251,298	$252,776
Loans receivable	$474,662	$474,662	$528,800	$528,800
Long-term debt	$(4,253,529)	$(4,414,818)	$(3,990,134)	$(3,880,418)
Derivatives, net	$(8,935)	$(8,935)	$874	$874

(1)	Carrying value includes accrued interest and deferred fee income, where applicable.

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

Our wholly-owned subsidiary, Imagitas, Inc., is a defendant in ten purported class actions filed in six different states. These lawsuits have been coordinated in the United States District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleges that the Imagitas DriverSource program violated the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas entered into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assisted the state in performing its governmental function of delivering these mailings and funding the costs of them. Imagitas has discontinued its DriverSource program. The plaintiffs in these actions are seeking statutory damages under the DPPA. On April 9, 2008, the District Court granted

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Imagitas’ motion for summary judgment in one of the coordinated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). On July 30, 2008, the District Court issued a final judgment in the Rine lawsuit and stayed all of the other cases filed against Imagitas pending an appellate decision in Rine. On August 27, 2008, the Rine plaintiffs filed an appeal of the District Court’s decision in the United States Court of Appeals, Eleventh Judicial Circuit. The appellate process in this case is proceeding.

We expect to prevail in the lawsuits against Imagitas; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

On October 28, 2009, the Company and certain of our current and former officers, were named as defendants in NECA-IBEW Health & Welfare Fund v. Pitney Bowes Inc. et al., a class action lawsuit filed in the U.S. District Court for the District of Connecticut. The complaint asserts claims under the Securities Exchange Act of 1934 on behalf of those who purchased the common stock of the Company during the period between July 30, 2007 and October 29, 2007. We believe this case is without merit and intend to defend it vigorously.

Product Warranties

We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our best estimate of probable liability for product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, our product warranty liability at September 30, 2009 and December 31, 2008, respectively, was not material.

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

Overview

For the third quarter, revenue decreased 12% to $1.36 billion due to continuing challenging global economic conditions and the negative impact of foreign currency translation, which negatively impacted revenue by 2%.

Income from continuing operations attributable to Pitney Bowes Inc. common stockholders was $105.7 million or $0.51 per diluted share as compared with $0.48 earnings per diluted share in the third quarter of 2008. Income from continuing operations in the third quarter of 2009 included a non-cash after-tax restructuring charge of $8.3 million, or 4 cents per diluted share. Income from continuing operations in the third quarter of 2008 included restructuring charges and asset impairments of 19 cents per diluted share.

A continued global economic downturn resulted in a decline in revenue for the quarter in all of our business segments. EBIT margins, however, were up in three of our segments from 2008, and also increased in six of our seven segments when compared to the second quarter of 2009. We reduced our selling, general and administrative expense by over $173.7 million during the nine months ended September 30, 2009, despite increased pension costs when compared to the prior year. We also reduced our debt by $297.9 million during the nine months ended September 30, 2009.

See “Results of Operations – Third Quarter of 2009 Compared to Third Quarter of 2008” for a more detailed discussion of our results of operations.

Outlook

Economic and business conditions in mail-intensive industries have continued to be weak during the quarter. Sales cycles for most capital purchase decisions by customers remain long. These factors have impacted our financial results, as the sustained economic downturn has had a negative effect on high-margin financing, rental, and supplies revenue streams. While the company has been successful in reducing its cost structure across its entire business and is shifting to a more variable cost structure, these actions have not been enough to date to offset the impact of lower revenue.

We continue to expect our mix of revenue to change, with a greater percentage of revenue coming from diversified revenue streams associated with fully featured smaller systems and a smaller percentage from larger system sales. We expect that our 2009 reported results will continue to be negatively impacted by challenging economic conditions and by the increase in pension costs related to recent changes in capital markets and assumptions used to calculate pension liabilities.

To enhance our responsiveness to changing market conditions, we have undertaken a strategic transformation process designed to create long-term flexibility to invest in future growth. We are currently completing the diagnostic phase of this project and are analyzing a wide range of opportunities for process and operational improvements in areas such as our global customer interactions and product development processes. Currently, we are targeting annualized benefits, net of investments, from our strategic transformation initiatives in the range of at least $150 to $200 million on a pre-tax basis. These benefits and the related costs, which could be significant, will be recognized as different actions are approved and implemented, with the goal of reaching the full benefit run rate by 2012.

Results of Operations – Third Quarter of 2009 compared to Third Quarter of 2008

Business segment results

The following table shows revenue and earnings before interest and taxes (“EBIT”) by segment for the three months ended September 30, 2009 and 2008. Prior year results have been reclassified to conform to the current year presentation. Refer to Note 7 to the Condensed Consolidated Financial Statements for further detail on these changes.

(Dollars in thousands)	Revenue			EBIT (1)

	Three Months Ended September 30,			Three Months Ended September 30,

	2009	2008	% change	2009	2008	% change

U.S. Mailing	$491,036	$558,038	(12)%	$178,066	$221,179	(19)%
International Mailing	224,681	271,727	(17)%	29,193	41,123	(29)%
Production Mail	126,434	154,554	(18)%	11,494	23,183	(50)%
Software	82,361	94,221	(13)%	8,241	3,167	160%

Mailstream Solutions	924,512	1,078,540	(14)%	226,994	288,652	(21)%

Management Services	259,370	287,989	(10)%	19,517	16,064	21%
Mail Services	134,042	139,689	(4)%	23,024	15,467	49%
Marketing Services	38,896	41,455	(6)%	7,448	8,088	(8)%

Mailstream Services	432,308	469,133	(8)%	49,989	39,619	26%

Total	$1,356,820	$1,547,673	(12)%	$276,983	$328,271	(16)%

(1)	See reconciliation of segment amounts to Income from continuing operations before income taxes in Note 7 to the Condensed Consolidated Financial Statements.

During the third quarter of 2009, Mailstream Solutions revenue decreased 14% to $925 million and EBIT decreased 21% to $227 million, compared to the prior year. Within Mailstream Solutions:

U.S. Mailing’s revenue decreased 12% primarily due to fewer placements of mailing equipment as customers continued to delay purchases of new equipment and extend leases on existing equipment due to the economic conditions. Revenue continues to be adversely affected by the ongoing changing mix to more fully featured smaller systems. Lease extensions have a positive impact on profit margins longer-term but negatively impact revenue in the current period. U.S. Mailing’s EBIT decreased 19% principally due to lower financing revenue, meter rentals, and supplies sales because of lower business activity levels over the prior year.

International Mailing revenue decreased 17%, with 6% of this decline driven by the unfavorable impact of foreign currency translation. The international economic environment continued to create weaker demand for our products and services. As a result, many customers delayed making purchase decisions for new mailing systems and lower mail volume reduced supplies revenue. International Mailing’s EBIT declined 29% to $29.2 million, primarily driven by lower levels of equipment, financing and supplies sales.

Revenue for Production Mail decreased 18% primarily as a result of lower equipment sales in the U.S., France, and Asia Pacific as economic uncertainty continues to delay large-ticket capital expenditures for many large enterprises worldwide. Foreign currency translation had an unfavorable impact of 2%. Production Mail’s EBIT decreased 50% driven by lower revenues and a shift in product mix to lower margin products.

Software’s revenue decreased 13%, with 4% of this decline driven by the unfavorable impact of foreign currency translation. Worldwide consolidation in the financial services industry and slowness in the retail sector continued to adversely impact the sales and renewal of software licenses. Uncertainty surrounding the economy has resulted in many large multi-national organizations changing their approval policies for capital expenditures, which has lengthened the sales cycle. Software’s EBIT increased to $8.2 million compare to $3.2 million in the prior year due to business integration and productivity initiatives which resulted in substantial EBIT margin improvements. This helped offset the pressure on margin due to lower revenue and a higher mix of some lower margin software sales.

During the third quarter of 2009, Mailstream Services revenue decreased 8% to $432 million. However, EBIT increased 26% to $50 million, compared to the prior year. Within Mailstream Services:

Management Services revenue decreased 10%, of which 2% was driven by the unfavorable impact of foreign currency translation. The segment’s revenue was also adversely affected by lower business activity and decreased print and transaction volumes throughout the U.S. and Europe. Management Services EBIT, however, increased by 21% primarily due to productivity enhancements that have improved the profitability of the operations in both the U.S. and internationally.

Mail Services revenue decreased 4%, of which 1% was driven by the unfavorable impact of foreign currency translation. Declines in mail volumes processed for some customers were partly offset by the significant expansion of the customer base and increases in both standard mail and flats. Mail Services EBIT increased by 49% driven by the integration of Mail Services sites acquired last year and ongoing automation and productivity initiatives taken by the business.

Marketing Services revenue decreased 6%, mostly due to the impact of fewer household moves during the quarter and the resulting decline in the volume of required change of address kits. Marketing Services EBIT decreased 8% due to the lower transaction volumes.

Revenue by source

The following table shows revenue by source for the three months ended September 30, 2009 and 2008:

(Dollars in thousands)	Three Months Ended September 30,

	2009	2008	% change

Equipment sales	$225,759	$296,520	(24)%
Supplies	83,464	96,864	(14)%
Software	87,295	100,092	(13)%
Rentals	163,711	182,850	(10)%
Financing	171,228	195,632	(12)%
Support services	177,607	193,516	(8)%
Business services	447,756	482,199	(7)%

Total revenue	$1,356,820	$1,547,673	(12)%

Equipment sales revenue decreased 24% compared to the prior year mostly due to fewer placements of mailing equipment as customers in the U.S. and internationally have delayed purchases of new equipment and extended leases on existing equipment due to the economic conditions. Revenue also continues to be adversely affected by the ongoing changing mix in equipment placements to more fully featured smaller systems. Foreign currency translation had an unfavorable impact of 2%.

Supplies revenue decreased 14% compared to the prior year due to lower supplies usage resulting from lower mail volumes and fewer installed meters due to customer consolidations in the U.S. and internationally. Foreign currency translation had an unfavorable impact of 3%.

Software revenue decreased 13% compared to the prior year due to the impact of the global economic slowdown which has caused many businesses to delay their capital spending worldwide, thus negatively impacting software revenues. Foreign currency translation had an unfavorable impact of 4%.

Rentals revenue decreased 10% compared to the prior year. In the U.S., customers continue to downsize to smaller, fully featured machines. The weak economic conditions also have had a negative impact on our international rental markets in France and Canada. Foreign currency translation had an unfavorable impact of 1%.

Financing revenue decreased 12% compared to the prior year. Lower equipment sales over the past year have resulted in a decline in our lease portfolios. Foreign currency translation had an unfavorable impact of 2%.

Support services revenue decreased 8% compared to the prior year principally driven by lower new equipment placements. Foreign currency translation had an unfavorable impact of 3%.

Business services revenue decreased 7% compared to the prior year primarily due to lower transaction volumes at Management Services. Foreign currency translation had an unfavorable impact of 1%.

Costs and expenses

(Dollars in thousands)	Three Months Ended September 30,

	2009	2008

Cost of equipment sales	$124,819	$157,593
Cost of supplies	$23,785	$26,382
Cost of software	$19,413	$25,917
Cost of rentals	$40,508	$36,252
Financing interest expense	$23,975	$27,702
Cost of support services	$100,541	$113,581
Cost of business services	$335,406	$370,213
Selling, general and administrative	$435,931	$484,650
Research and development	$45,052	$53,008

Cost of equipment sales as a percentage of revenue was 55.3% in the third quarter of 2009 compared with 53.1% in the prior year, primarily due to the unfavorable mix of lower margin equipment sales in International Mailing and Production Mail.

Cost of supplies as a percentage of revenue was 28.5% in the third quarter of 2009 compared with 27.2% in the prior year primarily due to an unfavorable mix of lower margin product sales in U.S. Mailing.

Cost of software as a percentage of revenue was 22.2% in the third quarter of 2009 compared with 25.9% in the prior year due to the impact of business integration measures and productivity investments, which more than offset lower revenue levels.

Cost of rentals as a percentage of revenue was 24.7% in the third quarter of 2009 compared with 19.8% in the prior year primarily due to the fixed costs associated with meter depreciation on lower revenues in both the U.S. Mailing and International Mailing segments.

Financing interest expense as a percentage of revenue was 14.0% in the third quarter of 2009 compared with 14.2% in the prior year primarily due to lower interest rates. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenues, we assumed a 10:1 leveraging ratio of debt to equity and applied our overall effective interest rate to the average outstanding finance receivables.

Cost of support services as a percentage of revenue was 56.6% in the third quarter of 2009 compared with 58.7% in the prior year. Improvements in our U.S. Mailing, International Mailing and Production Mail segments are driven by the positive impacts of ongoing productivity investments as well as price increases on longer-service contracts in our Production Mail segment.

Cost of business services as a percentage of revenue was 74.9% in the third quarter of 2009 compared with 76.8% in the prior year. This improvement is due to the positive impacts of cost reduction programs in our Management Services and Mail Services businesses, partly offset by lower transaction volumes in our Management Services business.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue was 32.1% in the third quarter of 2009 compared with 31.3% in the prior year. SG&A expense declined $48.7 million or 10%, primarily as a result of our cost reduction initiatives and the positive impact of foreign currency translation of 2%. Lower revenues and increased pension costs more than offset these benefits on a percentage of revenue basis.

Research and development expenses decreased $8.0 million from the prior year, $1.2 million of which related to foreign currency translation. The decline in overall spending is due to the wind-down of redundant costs related to our transition to offshore development capabilities.

Restructuring charges and asset impairments

During the third quarter of 2009, we have undertaken a strategic transformation process designed to create long-term flexibility to invest in future growth. We are currently completing the diagnostic phase of this project and are analyzing a wide range of opportunities for process and operational improvements in areas such as our global customer interactions and product development processes. The restructuring charge in the current quarter represents costs associated with initial actions identified as part of the diagnostic phase of this project. The future benefits and related costs, which could be significant, will be recognized as actions are approved and implemented.

During the third quarter of 2009, we recorded pre-tax restructuring charges of $12.8 million, of which $10.0 million relates to severance and benefit costs and $2.8 million relates to other exit costs. As of September 30, 2009, 158 employee terminations have occurred under this strategic transformation project. The majority of the liability at September 30, 2009 is expected to be paid during the next twelve months from cash generated from operations.

Pre-tax restructuring reserves at September 30, 2009 for the restructuring actions taken in the third quarter of 2009 are composed of the following:

(Dollars in thousands)	Balance at July 1, 2009	Expenses	Cash payments	Non-cash charges	Balance at September 30, 2009

Severance and benefit costs	$—	$10,040	$(801)	$—	$9,239
Other exit costs	—	2,805	(1,232)	—	1,573

Total	$—	$12,845	$(2,033)	$—	$10,812

We recorded pre-tax restructuring charges and asset impairments during 2008 and 2007. These charges primarily related to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line.

As of September 30, 2009, 2,904 terminations have occurred under this program and approximately 300 additional positions have been eliminated since the inception of the program. The majority of the liability at September 30, 2009 is expected to be paid during the next twelve months from cash generated from operations.

Pre-tax restructuring reserves at September 30, 2009 for the restructuring program announced in 2007 are composed of the following:

(Dollars in thousands)	Balance at June 30, 2009	Expenses	Cash payments	Non-cash charges	Balance at September 30, 2009

Severance and benefit costs	$66,167	$—	$(13,190)	$—	$52,977
Other exit costs	25,832	—	(2,424)	—	23,408

Total	$91,999	$—	$(15,614)	$—	$76,385

Other interest expense

Other interest expense for the three months ended September 30, 2009 and 2008:

(Dollars in thousands)	Three Months Ended September 30,

	2009	2008	% change

Other interest expense	$27,244	$30,037	(9)%

Other interest expense decreased by $2.8 million or 9% in the third quarter of 2009 compared to the prior year. This is driven primarily by lower interest rates and lower average borrowings.

Income taxes

The effective tax rate for the third quarter of 2009 was 34.3% compared with 39.4% in the prior year. The 2008 effective tax rate was increased principally due to a low tax benefit associated with restructuring expenses recorded in the three months ended September 30, 2008.

Discontinued operations

The following table shows selected financial information included in discontinued operations for the three months ended September 30, 2009 and 2008, respectively:

(Dollars in thousands)	Three Months Ended September 30,

	2009	2008

Loss from discontinued operations, net of tax	$2,429	$2,063

The losses for the three months ended September 30, 2009 and September 30, 2008 relate to the accrual of interest on uncertain tax positions.

Noncontrolling interests (Preferred stock dividends of subsidiaries)

The following table details dividends paid to preferred stockholders for the three months ended September 30, 2009 and 2008:

(Dollars in thousands)	Three Months Ended September 30,

	2009	2008

Preferred stock dividends of subsidiaries	$4,622	$6,540

The three months ended September 30, 2008 included a net expense of $1.8 million associated with the redemption of $10 million of 9.11% Cumulative Preferred Stock in August 2008.

Results of Operations – Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

Revenue by source

(Dollars in thousands)	Nine Months Ended September 30,

	2009	2008	% change

Equipment sales	$714,780	$910,883	(22)%
Supplies	253,466	305,750	(17)%
Software	254,401	314,617	(19)%
Rentals	487,992	553,658	(12)%
Financing	528,534	591,834	(11)%
Support services	531,200	579,996	(8)%
Business services	1,344,493	1,452,978	(7)%

Total revenue	$4,114,866	$4,709,716	(13)%

Equipment sales revenue decreased 22% compared to the prior year due to lower placements of mailing equipment as more customers have delayed purchases of new equipment and extended their leases on existing equipment due to the economic conditions. Revenue also continues to be adversely affected by the ongoing changing mix in equipment placements to more fully featured smaller systems. Foreign currency translation had an unfavorable impact of 6%.

Supplies revenue decreased 17% compared to the prior year due to lower supplies usage resulting from lower mail volumes and fewer installed meters due to customer consolidations in the U.S. and internationally. Foreign currency translation had an unfavorable impact of 5%.

Software revenue decreased 19% compared to the prior year primarily due to the impact of the global economic slowdown which has caused many businesses to delay their capital spending worldwide. Worldwide consolidation in the financial services industry and slowness in the retail sector have also adversely impacted sales and renewals of software licenses. Foreign currency translation had an unfavorable impact of 7%.

Rentals revenue decreased 12% compared to the prior year as customers in the U.S. continue to downsize to smaller, fully featured machines. The weak economic conditions have also impacted our international rental markets, specifically in Canada and France. Foreign currency translation had an unfavorable impact of 3%.

Financing revenue decreased 11% compared to the prior year. Lower equipment sales over the past year have resulted in a decline in both our U.S. and international lease portfolios. Foreign currency translation had an unfavorable impact of 4%.

Support services revenue decreased 8% compared to the prior year, principally due to the unfavorable impact of foreign currency translation of 5%, and lower revenues in Canada, the U.S. and the U.K. due to lower new equipment placements.

Business services revenue decreased 7% compared to the prior year. Lower volumes at Management Services and Marketing Services more than offset the increase in mail volumes processed at Mail Services. The unfavorable impact of foreign currency translation of 3% was partly offset by the positive impact of acquisitions which contributed 1%.

Costs and expenses

(Dollars in thousands)	Nine Months Ended September 30,

	2009	2008

Cost of equipment sales	$387,674	$484,988
Cost of supplies	$68,495	$80,673
Cost of software	$60,480	$80,107
Cost of rentals	$114,372	$114,227
Financing interest expense	$73,865	$85,630
Cost of support services	$300,090	$343,507
Cost of business services	$1,033,933	$1,120,193
Selling, general and administrative	$1,317,410	$1,491,154
Research and development	$138,623	$156,176

Cost of equipment sales as a percentage of revenue was 54.2% in the first nine months of 2009 compared with 53.2% in the prior year, primarily due to an unfavorable mix of lower margin equipment sales in Production Mail.

Cost of supplies as a percentage of revenue was 27.0% in the first nine months of 2009 compared with 26.4% in the prior year due to an unfavorable mix of products in U.S Mailing.

Cost of software as a percentage of revenue was 23.8% in the first nine months of 2009 compared with 25.5% in the prior year due to business integration measures and productivity investments, which more than offset lower revenue levels.

Cost of rentals as a percentage of revenue was 23.4% in the first nine months of 2009 compared with 20.6% in the prior year primarily due to the fixed costs associated with meter depreciation on lower revenues.

Financing interest expense as a percentage of revenue was 14.0% in the first nine months of 2009 compared with 14.5% in the prior year due to lower interest rates. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenues, we assumed a 10:1 leveraging ratio of debt to equity and applied our overall effective interest rate to the average outstanding finance receivables.

Cost of support services as a percentage of revenue was 56.5% in the first nine months of 2009 compared with 59.2% in the prior year due to margin improvements in U.S. Mailing, International Mailing and Production Mail driven by the positive impacts of ongoing productivity investments and price increases on longer-service equipment in Production Mail.

Cost of business services as a percentage of revenue was 76.9% in the first nine months of 2009 compared with 77.1% in the prior year. This is due to the positive impacts of cost reduction programs at our Management Services and Mail Services businesses, partly offset by lower volumes of higher margin print and transaction activity which has negatively impacted Management Services.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue was 32.0% in the first nine months of 2009 compared with 31.7% in the prior year. SG&A expense declined $173.7 million or 12%, primarily as a result of our cost reduction initiatives and the positive impact of foreign currency translation of 5%. However, the impact of the lower revenues and increased pension costs more than offset these benefits on a percentage of revenue basis.

Research and development expenses decreased $17.6 million in the first nine months of 2009 from the prior year, of which $6.6 million related to foreign currency translation. As a percentage of revenue, research and development expenses were slightly higher than the prior year as we continue to invest in developing new technologies, enhancing our products, and expanding our offshore development capabilities.

Restructuring charges and asset impairments

During the third quarter of 2009, we have undertaken a strategic transformation process designed to create long-term flexibility to invest in future growth. We are currently completing the diagnostic phase of this project and are analyzing a wide range of opportunities for process and operational improvements in areas such as our global customer interactions and product development processes. The restructuring charge in the current quarter represents costs associated with initial actions identified as part of the diagnostic phase of this project. The future benefits and related costs, which could be significant, will be recognized as actions are approved and implemented.

During the third quarter of 2009, we recorded pre-tax restructuring charges of $12.8 million, of which $10.0 million relates to severance and benefit costs and $2.8 million relates to other exit costs. As of September 30, 2009, 158 employee terminations have occurred under this strategic transformation project. The majority of the liability at September 30, 2009 is expected to be paid during the next twelve months from cash generated from operations.

Pre-tax restructuring reserves at September 30, 2009 for the restructuring actions taken in the third quarter of 2009 are composed of the following:

(Dollars in thousands)	Balance at July 1, 2009	Expenses	Cash payments	Non-cash charges	Balance at September 30, 2009

Severance and benefit costs	$—	$10,040	$(801)	$—	$9,239
Other exit costs	—	2,805	(1,232)	—	1,573

Total	$—	$12,845	$(2,033)	$—	$10,812

We recorded pre-tax restructuring charges and asset impairments during 2008 and 2007. These charges primarily related to a program we announced in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line.

As of September 30, 2009, 2,904 terminations have occurred under this program and approximately 300 additional positions have been eliminated since the inception of the program. The majority of the liability at September 30, 2009 is expected to be paid during the next twelve months from cash generated from operations.

Pre-tax restructuring reserves at September 30, 2009 for the restructuring program announced in 2007 are composed of the following:

(Dollars in thousands)	Balance at December 31, 2008	Expenses	Cash payments	Non-cash charges	Balance at September 30, 2009

Severance and benefit costs	$108,431	$—	$(55,454)	$—	$52,977
Other exit costs	32,678	—	(9,270)	—	23,408

Total	$141,109	$—	$(64,724)	$—	$76,385

Other interest expense

Other interest expense for the nine months ended September 30, 2009 and 2008:

(Dollars in thousands)	Nine Months Ended September 30,

	2009	2008	% change

Other interest expense	$84,548	$91,565	(8)%

Other interest expense decreased $7.0 million or 8% in the first nine months of 2009 compared to the prior year due to lower interest rates and lower average borrowings.

Income taxes

The effective tax rate for the nine months ended September 30, 2009 and 2008 was 36.6% and 36.8%, respectively. The year-to-date 2009 tax rate was increased by a $12.2 million write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of stock units previously granted to our employees. This write-off of deferred tax assets will not require us to pay any taxes. The year-to-date 2008 tax rate was increased by a tax accrual associated with lease refunds in the U.K. and Ireland of $6.5 million and the impact of a low tax benefit associated with restructuring expenses recorded during 2008.

Discontinued operations

The following table shows selected financial information included in discontinued operations for the nine months ended September 30, 2009 and 2008, respectively:

(Dollars in thousands)	Nine Months Ended September 30,

	2009	2008

Net gain (loss) from discontinued operations, net of tax	$5,296	$(8,726)

Pre-tax income for the nine months ended September 30, 2009 includes $9.8 million of pre-tax income ($6.0 million net of tax) for a bankruptcy settlement received during the first quarter of 2009 pertaining to the leasing of certain aircraft from our former Capital Services business which was sold in 2006, and $10.9 million of pre-tax income ($6.7 million net of tax) representing the release of reserves during the second quarter of 2009 related to the expiration of an indemnity agreement in April 2009 also associated with the sale of Capital Services. This income was partly offset by the accrual of interest on uncertain tax positions. The net loss for the nine months ended September 30, 2008 relates to the accrual of interest on uncertain tax positions.

Noncontrolling interests (Preferred stock dividends of subsidiaries)

The following table details dividends paid to preferred stockholders for the nine months ended September 30, 2009 and 2008:

(Dollars in thousands)	Nine Months Ended September 30,

	2009	2008

Preferred stock dividends of subsidiaries	$13,714	$16,134

The nine months ended September 30, 2008 included a net expense of $1.8 million associated with the redemption of $10 million of 9.11% Cumulative Preferred Stock in August 2008.

Liquidity and Capital Resources

We believe that cash flow from operations, existing cash and liquid investments, as well as borrowing capacity under our commercial paper program, the existing credit facility and debt capital markets should be sufficient to finance our capital requirements and to cover our customer deposits. Our potential uses of cash include but are not limited to the following: growth and expansion opportunities; internal investments; customer financing; restructuring payments; tax payments; interest and dividend payments; pension and other benefit plan funding; acquisitions; and share repurchase program.

We continue to review our liquidity profile. We have carefully monitored for material changes in the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers to us through credit ratings and the credit default swap market. We have determined that there has not been a material variation in the underlying sources of cash flows currently used to finance the operations of the company. To date, we have had consistent access to the commercial paper market.

Cash Flow Summary

The change in cash and cash equivalents is as follows:

(Dollars in thousands)	Nine Months Ended September 30,

	2009	2008

Cash provided by operating activities	$732,424	$756,059
Cash used in investing activities	(153,577)	(201,486)
Cash used in financing activities	(525,859)	(467,355)
Effect of exchange rate changes on cash	11,469	(5,608)

Increase in cash and cash equivalents	$64,457	$81,610

2009 Cash Flows

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities included lower investments in finance receivables and lower accounts receivable balances of $203.6 million and $134.8 million, respectively, resulting from lower levels of new business and strong collections as well as an increase in current and non-current income taxes of $73.5 million primarily due to the timing of tax payments. Partially offsetting these positive cash flow impacts was a reduction in accounts payable and accrued liabilities of $195.8 million, primarily due to lower compensation accruals as well as $66.8 million in restructuring payments associated with cost reduction initiatives and a $20.3 million payment for the unwinding of derivatives related to the March 2009 debt issuance. See Note 14 to the Condensed Consolidated Financial Statements for additional discussion of the restructuring payments.

Net cash used in investing activities consisted principally of capital expenditures of $126.5 million.

Net cash used in financing activities consisted primarily of a decrease in notes payable of $445.5 million due to the repayment of commercial paper and the $150.0 million repayment of notes in September 2009. These were partially offset by the proceeds from long term obligations of $297.5 million related to the March 2009 debt issuance. Dividends paid to common stockholders were $223.2 million for the nine months ended September 30, 2009.

2008 Cash Flows

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. A lower investment in finance receivables of $74.3 million and an increase in advanced billings of $21.8 million contributed to this increase in cash. In addition, the timing of tax payments favorably contributed $93.5 million. Partially offsetting these positive impacts was a reduction in accounts payable and accrued liabilities of $94.9 million, primarily due to timing of payments.

Net cash used in investing activities consisted principally of capital expenditures of $170.0 million combined with acquisitions of $69.0 million partially offset by increased reserve account balances for customer deposits of $16.6 million and a reduction in investments of $21.7 million.

Net cash used in financing activities consisted primarily of dividends paid to common stockholders of $219.4 million and stock repurchases of $333.2 million, partially offset by proceeds from issuance of stock of $16.6 million and a net increase in notes payable and long-term obligations of $94.9 million. We also paid $11.8 million associated with the redemption of 100% of the outstanding Cumulative Preferred Stock issued previously by a subsidiary company.

Capital Expenditures

During the first nine months of 2009, capital expenditures included $66.0 million in net additions to property, plant and equipment and $60.5 million in net additions to rental equipment and related inventories compared with $86.3 million and $83.7 million, respectively, in the same period in 2008. The decrease in property, plant and equipment compared to the prior year is due primarily to higher 2008 spending at our Mail Services business associated with the integration of acquisitions as well as lower investment spending across all of our segments. The decrease in rental equipment and related inventories compared to the prior year is due to lower equipment placements due to the weak economic conditions.

Financings and Capitalization

We have a commercial paper program that is a significant source of liquidity for the Company. During 2009, we have continued to have consistent access to the commercial paper market. As of September 30, 2009, we had $165 million of outstanding commercial paper issuances. We also have a committed line of credit of $1.5 billion which supports commercial papers issuance and is provided by a syndicate of 15 banks until 2011. As of September 30, 2009, this line of credit had not been drawn down. In addition, we filed a Well-Known Seasoned Issuer registration statement with the SEC in June 2008 which permits the issuance of debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

On September 15, 2009, we repaid the 8.55% notes with a $150 million face value. The repayment of these notes was funded through cash generated from operations and issuance of commercial paper. No additional long-term notes will mature until 2012.

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

On March 4, 2008, we issued $250 million of 10-year fixed-rate notes with a coupon rate of 5.60%. The interest is paid semi-annually beginning September 15, 2008. The notes mature on March 15, 2018. We simultaneously entered into two interest rate swaps for a total notional amount of $250 million to convert the fixed rate debt to a floating rate obligation bearing interest at 6 month LIBOR plus 111.5 basis points. The proceeds from these notes were used for general corporate purposes, including the repayment of commercial paper and repurchase of our stock.

We believe our financing needs in the short and long-term can be met from cash generated internally, the issuance of commercial paper, debt issuance under our effective shelf registration statement and borrowing capacity under our existing credit agreements.

Recent Accounting Pronouncements

FAIR VALUE MEASUREMENTS
On January 1, 2008, we adopted new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It was effective for certain financial assets and liabilities on January 1, 2008 and for all nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis on January 1, 2009. The adoption of this guidance has not had a material impact on our financial position, results of operations, or cash flows. See Note 17 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
On January 1, 2009, we adopted new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity’s financial position, results of operations and cash flows. See Note 17 to the Condensed Consolidated Financial Statements for additional information regarding our derivative instruments and hedging activities.

BUSINESS COMBINATIONS
On January 1, 2009, we adopted new accounting guidance on business combinations. The new guidance revises principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. Some of the major impacts of this new guidance include expense recognition for transaction costs and restructuring costs. The adoption of this guidance has not had a material impact on our financial position, results of operations, or cash flows.

NONCONTROLLING INTERESTS
On January 1, 2009, we adopted new accounting guidance on noncontrolling interests. The new guidance addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. The guidance requires retroactive adoption of the presentation and disclosure requirements for existing minority interests while all other requirements of the guidance are applied prospectively.

REVENUE RECOGNITION
In September 2009, new guidance was introduced addressing the accounting for revenue arrangements with multiple elements and certain revenue arrangements that include software elements. The new literature will allow companies to allocate arrangement consideration in a multiple element arrangement in a way that better reflects the economics of the transaction. This will result in the elimination of the residual method model. In addition, tangible products that have software components that are “essential to the functionality” of the tangible product will be scoped out of the software revenue guidance. The new guidance will also result in more expansive disclosures. The new guidance will be effective on January 1, 2011, with early adoption permitted. We are currently evaluating the impact of adopting the new guidance.

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

Forward-Looking Statements

We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-K, other reports or press releases or made by our management involve risks and uncertainties which may change based on various important factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are those which talk about our current expectations as to the future and include, but are not limited to, statements about the amounts, timing and results of possible restructuring charges and future earnings. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include:

•	changes in international or national political conditions, including any terrorist attacks

•	negative developments in economic conditions, including adverse impacts on customer demand

•	changes in postal or banking regulations

•	timely development and acceptance of new products

•	success in gaining product approval in new markets where regulatory approval is required

•	successful entry into new markets

•	mailers’ utilization of alternative means of communication or competitors’ products

•	our success at managing customer credit risk

•	our success at managing costs associated with our strategy of outsourcing functions and operations not central to our business

•	changes in interest rates

•	foreign currency fluctuations

•	cost, timing and execution of our transition plans including any potential asset impairments

•	regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions

•	interrupted use of key information systems

•	changes in privacy laws

•	intellectual property infringement claims

•	impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents

•	third-party suppliers’ ability to provide product components, assemblies or inventories

•	negative income tax adjustments for prior audit years and changes in tax laws or regulations

•	changes in pension and retiree medical costs

•	acts of nature

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

Under the direction of our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2009. In addition, no change in internal control over financial reporting occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

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

Our wholly-owned subsidiary, Imagitas, Inc., is a defendant in ten purported class actions filed in six different states. These lawsuits have been coordinated in the United States District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleges that the Imagitas DriverSource program violated the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas entered into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assisted the state in performing its governmental function of delivering these mailings and funding the costs of them. Imagitas has discontinued its DriverSource program. The plaintiffs in these actions are seeking statutory damages under the DPPA. On April 9, 2008, the District Court granted Imagitas’ motion for summary judgment in one of the coordinated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). On July 30, 2008, the District Court issued a final judgment in the Rine lawsuit and stayed all of the other cases filed against Imagitas pending an appellate decision in Rine. On August 27, 2008, the Rine plaintiffs filed an appeal of the District Court’s decision in the United States Court of Appeals, Eleventh Judicial Circuit. The appellate process in this case is proceeding.

We expect to prevail in the lawsuits against Imagitas; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

On October 28, 2009, the Company and certain of our current and former officers, were named as defendants in NECA-IBEW Health & Welfare Fund v. Pitney Bowes Inc. et al., a class action lawsuit filed in the U.S. District Court for the District of Connecticut. The complaint asserts claims under the Securities Exchange Act of 1934 on behalf of those who purchased the common stock of the Company during the period between July 30, 2007 and October 29, 2007. We believe this case is without merit and intend to defend it vigorously.

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

No shares were purchased during the third quarter of 2009, leaving approximately $73.4 million available for future repurchases under this program at September 30, 2009.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

Attached hereto as Exhibit 10 is the form of Notice of Cash Incentive Unit Award, Nonqualified Stock Option and Restricted Stock Unit Award (the “Notice”), to be used to set forth the terms of grants, including grants to the Company’s named executive officers, of cash incentive units (“CIUs”), nonqualified stock options (“Options”) and restricted stock units (“RSUs”) pursuant to the Pitney Bowes 2007 Stock Plan (the “2007 Plan”), in the case of Options and RSUs and pursuant to the Pitney Bowes Inc. Key Employees Incentive Plan (the “KEIP,” and together with the 2007 Plan, the “Plans”) in the case of CIUs. The form of Notice of Cash Incentive Unit Award and Nonqualified Stock Option were previously filed as Exhibit (10)(n) to Form 10-Q, filed May 4, 2006. The terms of this Notice were approved by the Executive Compensation Committee of the Board of Directors of Company at the time of the grant of each applicable award.

The Notice contemplates that awards will vest pursuant to the vesting schedules set forth in the Notice, subject to the continued employment of the participant, the terms and conditions of the Notice and the Plans. Pursuant to the Notice, a participant will forfeit any unvested portion of their awards upon a voluntary resignation or a termination by the Company due to Gross Misconduct (as defined in the applicable Plan). CIUs will be prorated upon a termination due to death, Disability (as defined in the KEIP), Retirement (as defined in the KEIP) or upon an involuntary termination, provided that a prorated payment upon an involuntary termination will only be available if the termination is pursuant to the terms of a written severance agreement, the recipient is not Retirement eligible and if the award has been outstanding for at least one year as of the last day the employee actually worked. Pursuant to the terms of the Notice, Options and RSUs will be subject to immediate vesting upon a termination due to death, Disability (as defined in the 2007 Plan) or Retirement (as defined in the 2007 Plan). Options and RSUs will continue to vest upon an involuntary termination, if a written severance agreement is entered into in connection with such termination, according to the terms of such written severance agreement. Upon the settlement of RSUs, the Company will withhold the number of RSUs having the fair market value sufficient to satisfy the statutory minimum withholding tax.

The foregoing description of the terms of the Notice is qualified in its entirety by reference to the actual terms of the Notice, which are attached hereto as Exhibits 10.

Item 6: Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

November 6, 2009
/s/ Michael Monahan

Michael Monahan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ S. J. Green

S. J. Green
Vice President – Finance and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description	Page Number

(3)(i)(a)*	Restated Certificate of Incorporation, as amended, incorporated by reference to Exhibit (3) to Form 10-Q as filed with the Commission on August 14, 1996. (Commission file number 1-3579)	Not applicable

(3)(i)(b)*

Certificate of Amendment to the Restated Certificate of Incorporation (as amended May 29, 1996), incorporated by reference to Exhibit (a.1) to Form 10-K as filed with the Commission on March 27, 1998. (Commission file number 1-3579)

Not applicable

(3)(ii)*	Pitney Bowes Inc. Amended and Restated By-laws, incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on August 6, 2007. (Commission file number 1-3579)	Not applicable

(10)	Form of Long-Term Incentive Award	Page 43

(12)	Computation of ratio of earnings to fixed charges	Page 48

(31.1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Page 49

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Page 50

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Page 51

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Page 52

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Incorporated by reference