Form 10-K
period 2009-12-31
PITNEY BOWES INC /DE/
filed 2010-02-26
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission file number: 1-3579

PITNEY BOWES INC.

Incorporated in Delaware	I.R.S. Employer Identification No.
1 Elmcroft Road, Stamford, Connecticut 06926-0700	06-0495050
(203) 356-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value per share $2.12 Convertible Cumulative Preference Stock (no par value)	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: 4% Convertible Cumulative Preferred Stock ($50 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check marks whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☑ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,552,929,763 based on the closing sale price as reported on the New York Stock Exchange.

Number of shares of common stock, $1 par value, outstanding as of close of business on February 22, 2010: 207,450,919 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission (the Commission) on or before March 31, 2010 and to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders to be held May 10, 2010, are incorporated by reference in Part III of this Form 10-K.

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

We file annual, quarterly and current reports, proxy statements and other information with the Commission. You may access and read our SEC filings over the Internet at the SEC’s website at http://www.sec.gov. This uniform resource locator is an inactive textual reference only and is not intended to incorporate the contents of the SEC website into this Form 10-K.

You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may also request copies of the documents that we file with the SEC by writing to the SEC’s Office of Public Reference at the above address, at prescribed rates. Please call the SEC at (800) 732-0330 for further information on the operations of the Public Reference Room and copying charges.

Business Segments

We conduct our business activities in seven reporting segments within two business groups, Mailstream Solutions and Mailstream Services. The principal products and services of each of our reporting segments are as follows:

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

We monitor the portfolio closely by analyzing industry sectors, delinquency trends by product line and exposures to ensure reserve levels and credit policies reflect current trends to proactively manage risk. During the current economic cycle, management continues to closely monitor credit lines, strengthen collection resources, and revise credit policies as necessary to be more selective in managing the portfolio.

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

Research, Development and Intellectual Property

Our significant investment in research and development operations differentiates us from our competitors. We have many research and development programs that are directed toward developing new products and service offerings. As a result of our research and development efforts, we have been awarded a number of patents with respect to several of our existing and planned products. We do not believe our businesses are materially dependent on any one patent or any group of related patents or on any one license or any group of related licenses. Our expenditures for research and development were $182 million, $206 million and $186 million in 2009, 2008 and 2007, respectively.

Material Suppliers

We depend on third-party suppliers for a variety of services, components, supplies and a large portion of our product manufacturing. We believe we have adequate sources for our purchases of materials, components, services and supplies for products that we manufacture or assemble.

Regulatory Matters

We are subject to the U.S. Postal Service’s (USPS) regulations and those of foreign postal authorities, related to product specifications and business practices involving our postage meters. From time to time, we will work with these governing bodies to help in the enhancement and growth of mail and the mail channel. See “Legal Proceedings” in Item 3 of this Form 10-K.

Employees and Employee Relations

At December 31, 2009, we employed 23,465 persons in the U.S. and 9,539 persons outside the U.S. Headcount decreased in 2009 compared to 2008 primarily due to our restructuring activities. We believe that our current relations with employees are good. The large majority of our employees are not represented by any labor union. Our management follows the policy of keeping employees informed of decisions, and encourages and implements employee suggestions whenever practicable.

Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” of this Form 10-K for information about Executive Officers of the Registrant.

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

The capital and credit markets have experienced continued volatility and disruption. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. A portion of Pitney Bowes’ total borrowings has been issued in the commercial paper markets. While Pitney Bowes has continued to have unencumbered access to the commercial paper markets, there can be no assurance that such markets will continue to be a reliable source of short-term financing for us. If market conditions deteriorate, there may be no assurance that other funding sources would be available or sufficient.

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

Litigation and regulation

Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As a large multi-national corporation that does business globally, subsequent developments in legal proceedings, including private civil litigations or proceedings brought by governmental entities, or changes in laws or regulations or their interpretation or administration, including developments in antitrust law or regulation, employment law or regulation, financial regulation, tax law and regulation, class actions, or intellectual property litigations, could result in an adverse effect on our results of operations. For a description of current legal proceedings and regulatory matters, see “Legal Proceedings” in Item 3 of this Form 10-K.

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

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2. – PROPERTIES

Our world headquarters and certain other facilities are located in Stamford, Connecticut. We have approximately 500 facilities that are either leased or owned throughout the U.S. and other countries. Our Mailstream Solutions and Mailstream Services businesses utilize these facilities jointly and separately. We continue to have limited manufacturing and assembly of products in our Danbury, Connecticut and Harlow, United Kingdom locations. We also have two principal research and development facilities in our Shelton, Connecticut and Noida, India locations. We believe that our manufacturing, administrative and sales office properties are adequate for the needs of all of our operations.

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

Our wholly-owned subsidiary, Imagitas, Inc., is a defendant in ten purported class actions filed in six different states. These lawsuits have been coordinated in the United States District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleges that the Imagitas DriverSource program violates the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas entered into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assisted the state in performing its governmental function of delivering these mailings and funding the costs of them. The plaintiffs in these actions are seeking statutory damages under the DPPA. On April 9, 2008, the District Court granted Imagitas’ motion for summary judgment in one of the coordinated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). On July 30, 2008, the District Court issued a final judgment in the Rine lawsuit and stayed all of the other cases filed against Imagitas pending an appellate decision in Rine. On August 27, 2008, the Rine plaintiffs filed an appeal of the District Court’s decision in the United States Court of Appeals, Eleventh Judicial Circuit (the “Circuit Court”). On December 21, 2009, the Circuit Court affirmed the District Court decision. On January 8, 2010, the Rine plaintiffs filed a petition for rehearing en banc with the Circuit Court.

We expect to prevail in the lawsuits against Imagitas; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

On October 28, 2009, the Company and certain of our current and former officers, were named as defendants in NECA-IBEW Health & Welfare Fund v. Pitney Bowes Inc. et al., a class action lawsuit filed in the U.S. District Court for the District of Connecticut. The complaint asserts claims under the Securities Exchange Act of 1934 on behalf of those who purchased the common stock of the Company during the period between July 30, 2007 and October 29, 2007 alleging that the company, in essence, missed two financial projections. We believe this case is without merit and intend to defend it vigorously.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. –	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pitney Bowes common stock is traded under the symbol “PBI”. The principal market is the New York Stock Exchange (NYSE). Our stock is also traded on the Boston, Chicago, Philadelphia, Pacific and Cincinnati stock exchanges. At January 31, 2010, we had 22,505 common stockholders of record.

On February 3, 2010, our Board of Directors authorized a half-cent increase in our quarterly common stock dividend to $0.365 per share, marking the 28th consecutive year that we have increased the dividend on our common stock. This represents a one percent increase and applies to the common stock dividend with a record date of February 19, 2010.

See Equity Compensation Plan Information Table in Item 12 of this Form 10-K for information regarding securities for issuance under our equity compensation plans.

Stock Information

Dividends per common share:

Quarter	2009	2008

First	$0.36	$0.35
Second	0.36	0.35
Third	0.36	0.35
Fourth	0.36	0.35

Total	$1.44	$1.40

Quarterly price ranges of common stock as reported on the NYSE:

	2009		2008

Quarter	High	Low	High	Low

First	$27.46	$17.62	$38.35	$32.64
Second	$26.25	$20.71	$39.39	$33.56
Third	$25.57	$20.38	$39.98	$31.20
Fourth	$26.41	$22.44	$33.44	$20.83

Share Repurchases

We periodically repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market. We did not repurchase or acquire any shares of our common stock during 2009 in any other manner.

In March 2007, our Board of Directors authorized $300 million for repurchases of outstanding shares of our common stock in the open market. In November 2007, our Board of Directors increased this share repurchase authorization by $365.4 million. We repurchased 6.1 million shares at a total price of $258.8 million during 2007 and 9.2 million shares at a total price of $333.2 million during 2008 under this program. No shares were purchased during 2009, leaving $73.4 million available for future repurchases under this program at December 31, 2009.

Stock Performance Graph

The accompanying graph compares the most recent five-year performance of Pitney Bowes common stock with the Standard and Poor’s (“S&P”) 500 Composite Index, and Peer Group Index.

The Peer Group Index is comprised of the following companies: Automatic Data Processing, Inc. (ADP), Diebold, Inc., R.R. Donnelley & Sons Co., DST Systems, Inc., Fedex Corporation, Hewlett-Packard Company, Lexmark International, Inc., Pitney Bowes Inc., United Parcel Service, Inc., and Xerox Corporation. Ikon Office Solutions, Inc., which was previously included in the Peer

Group Index, was eliminated from the index for all periods shown since it was acquired by Ricoh Company, Ltd. on November 3, 2008.

Total return for the Peer Group and the S&P 500 Composite Index is based on market capitalization, weighted for each year.

All information is based upon data independently provided to the Company by the Standard & Poor’s Corporation and is derived from their official total return calculation.

The graph shows that on a total return basis, assuming reinvestment of all dividends, $100 invested in the company’s common stock on December 31, 2004 would have been worth $60 on December 31, 2009. By comparison, $100 invested in the S&P 500 Composite Index on December 31, 2004 would have been worth $102 on December 31, 2009. An investment of $100 in the Peer Group on December 31, 2004 would have been worth $120 on December 31, 2009.

	Indexed Returns December 31,

Company Name / Index	2004	2005	2006	2007	2008	2009

Pitney Bowes	100	94	106	90	63	60
S&P 500	100	105	121	128	81	102
Peer Group	100	103	123	128	95	120

ITEM 6. –     SELECTED FINANCIAL DATA

The following tables summarize selected financial data for the Company, and should be read in conjunction with the more detailed consolidated financial statements and related notes thereto included under Item 8 of this Form 10-K.

Summary of Selected Financial Data
(Dollars in thousands, except per share amounts)

	Years ended December 31,

	2009	2008	2007	2006	2005

Total revenue	$5,569,171	$6,262,305	$6,129,795	$5,730,018	$5,366,936
Total costs and expenses	4,875,995	5,549,128	5,469,084	4,815,528	4,555,268
Income from continuing operations before income taxes	693,176	713,177	660,711	914,490	811,668
Provision for income taxes	240,154	244,929	280,222	335,004	328,597

Income from continuing operations	453,022	468,248	380,489	579,486	483,071
(Loss) gain from discontinued operations, net of income tax	(8,109)	(27,700)	5,534	(460,312)	35,368

Net income before attribution of noncontrolling interests	444,913	440,548	386,023	119,174	518,439
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	21,468	20,755	19,242	13,827	9,828

Pitney Bowes Inc. net income	$423,445	$419,793	$366,781	$105,347	$508,611

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders (1):
Continuing operations	$2.09	$2.15	$1.65	$2.54	$2.07
Discontinued operations	(0.04)	(0.13)	0.03	(2.07)	0.15

Net income	$2.05	$2.01	$1.68	$0.47	$2.22

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations	$2.08	$2.13	$1.63	$2.51	$2.04
Discontinued operations	(0.04)	(0.13)	0.03	(2.04)	0.15

Net income	$2.04	$2.00	$1.66	$0.47	$2.19

Total cash dividends on common, preference and preferred stock	$297,555	$291,611	$288,790	$285,051	$284,348
Cash dividends per share of common stock	$1.44	$1.40	$1.32	$1.28	$1.24
Average common and potential common shares outstanding	207,322,440	209,699,471	221,219,746	225,443,060	232,089,178
Depreciation and amortization	$338,895	$379,117	$383,141	$363,258	$331,963
Capital expenditures	$166,728	$237,308	$264,656	$327,887	$291,550

Balance sheet
Total assets	$8,533,911	$8,810,236	$9,465,731	$8,527,331	$10,553,957
Long-term debt	$4,213,640	$3,934,865	$3,802,075	$3,847,617	$3,849,623
Total debt	$4,439,662	4,705,366	$4,755,842	$4,338,157	$4,707,365
Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	$296,370	$374,165	$384,165	$384,165	$310,000
Stockholders’ equity (deficit) (2)	$13,663	$(286,779)	$561,269	$617,155	$1,282,215

Other
Common stockholders of record	22,911	21,914	21,574	22,923	23,639
Total employees	33,004	35,140	36,165	34,454	34,165

(1) The sum of the earnings per share amounts may not equal the totals above due to rounding.

(2) Stockholders’ equity (deficit) has been reduced in all periods presented for the impact of an opening retained earnings adjustment of $98.9 million pertaining to prior periods. See Note 9 to the Consolidated Financial Statements for further details.

ITEM 7. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of some of the factors discussed below and elsewhere in this report.

Forward-Looking Statements

We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-K may change based on various factors. The future is difficult to predict. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are those which talk about our current expectations as to the future and include, but are not limited to, statements about the transformation initiatives, and amounts, timing and results of possible restructuring charges and future earnings or risks. Words such as “estimate”, “target”, “project”, “plan”, “believe”, “expect”, “anticipate”, “intend”, and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include:

•	negative developments in economic conditions, including adverse impacts on customer demand

•	changes in postal or banking regulations

•	timely development and acceptance of new products

•	success in gaining product approval in new markets where regulatory approval is required

•	successful entry into new markets

•	mailers’ utilization of alternative means of communication or competitors’ products

•	our success at managing customer credit risk

•	our success at managing costs associated with our strategy of outsourcing functions and operations not central to our business

•	changes in interest rates

•	foreign currency fluctuations

•	cost, timing and execution of our transformation plans including any potential asset impairments

•	regulatory approvals and satisfaction of other conditions to consummation of any acquisitions and integration of recent acquisitions

•	interrupted use of key information systems

•	changes in privacy laws

•	changes in international or national political conditions, including any terrorist attacks

•	intellectual property infringement claims

•	impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents

•	third-party suppliers’ ability to provide product components, assemblies or inventories

•	negative income tax adjustments for prior audit years and changes in tax laws or regulations

•	changes in pension and retiree medical costs

•	acts of nature

Overview

In 2009, revenue decreased 11% to $5.6 billion due largely to continuing challenging global economic conditions and the negative impact of foreign currency translation which adversely impacted revenue by 2%.

Pitney Bowes Inc. net income was $423 million in 2009 compared with $420 million in 2008 and diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders was $2.04 compared with $2.00 in 2008. Diluted earnings per share was reduced by restructuring charges of 15 cents and 69 cents in 2009 and 2008, respectively. In 2009, diluted earnings per share also included a loss of 6 cents for tax adjustments related to a non-cash charge associated with out-of-the-money stock options that expired during the year, a net loss of 4 cents comprised primarily of accruals for interest and taxes associated with discontinued operations partly offset by the positive impacts of a bankruptcy settlement and expiration of an indemnity agreement, and a 1 cent positive tax adjustment associated with the repricing of leveraged lease transactions. In 2008, diluted earnings per share also included positive tax adjustments of 4 cents related primarily to deferred tax assets associated with certain U.S. leasing transactions and a loss of 13 cents for the accrual of interest and taxes associated with discontinued operations.

A continued global economic downturn resulted in a decline in revenue for the year in six of our seven business segments. Historically, mail volumes have tracked economic conditions and the unprecedented volume decreases in 2009 were indicative of the extent of the economic slowdown. Although there is not a direct correlation between mail volumes and a majority of our revenues, the decline in mail volumes was one of a number of factors that affected our 2009 revenues.

EBIT margins, however, were up in four of our segments from 2008 reflecting our continued cost management actions. We reduced our selling, general and administrative expense by over $170 million during 2009, despite increased pension costs of $14 million when compared to the prior year. In addition, we generated $824 million in cash from operations during 2009. We also reduced our debt by $242 million during 2009.

See “Results of Operations” for 2009, 2008 and 2007 for a more detailed discussion of our results of operations.

Outlook

Economic and business conditions in mail-intensive industries have been weak during the entire year. Sales cycles for most capital purchase decisions by customers remain long. These factors have impacted our financial results, as the sustained economic downturn has had a negative effect on equipment sales and the related high-margin financing, rental, and supplies revenue streams. While the company has been successful in reducing its cost structure across its entire business and is shifting to a more variable cost structure, these actions have not been enough to offset the impact of lower revenue.

We continue to expect our mix of revenue to change, with a greater percentage of revenue coming from diversified revenue streams associated with fully featured smaller systems and a smaller percentage from larger system sales. We expect that our future results will continue to be impacted by changes in global economic conditions and their impact on mail intensive industries. It is not expected that total mail volumes will rebound to prior peak levels in an economic recovery, and future volume trends will continue to be a factor for our businesses.

We are undertaking a series of initiatives that are designed to transform and enhance the way we operate as a global company. In order to enhance our responsiveness to changing market conditions, we are executing a strategic transformation program designed to create improved processes and systems to further enable us to invest in future growth in areas such as our global customer interactions and product development processes. This program is expected to continue into 2012 and will result in the reduction of up to 10 percent of the positions in the company. We expect the total pre-tax cost of this program will be in the range of $250 million to $350 million primarily related to severance and benefit costs incurred in connection with such workforce reductions. Most of the total pre-tax costs will be cash-related charges. Currently, we are targeting annualized benefits, net of system and related investments, in the range of at least $150 million to $200 million on a pre-tax basis. These costs and the related benefits will be recognized as different actions are approved and implemented, with the goal of reaching the full benefit run rate in 2012.

Results of Operations 2009 Compared to 2008

Business segment results

The following table shows revenue and earnings before interest and taxes (“EBIT”) in 2009 and 2008 by business segment. We use EBIT, a non-GAAP measure, to determine our segment profitability. Refer to the reconciliation of segment amounts to income from continuing operations before income taxes in Note 18 to the Consolidated Financial Statements.

Prior year results have been reclassified to conform to the current year presentation. Refer to Note 18 to the Consolidated Financial Statements for further detail on these changes.

	Revenue			EBIT

(Dollars in millions)	2009	2008	% change	2009	2008	% change

U.S. Mailing	$2,016	$2,250	(10)%	$743	$890	(17)%
International Mailing	920	1,134	(19)%	128	185	(31)%
Production Mail	526	616	(15)%	51	82	(37)%
Software	346	400	(14)%	38	28	32%

Mailstream Solutions	3,808	4,400	(13)%	960	1,185	(19)%

Management Services	1,061	1,172	(9)%	72	70	3%
Mail Services	559	542	3%	83	69	20%
Marketing Services	141	148	(5)%	23	21	8%

Mailstream Services	1,761	1,862	(5)%	178	160	11%

Total	$5,569	$6,262	(11)%	$1,138	$1,345	(15)%

Mailstream Solutions revenue decreased 13% to $3.8 billion and EBIT decreased 19% to $960 million, compared to the prior year. Within Mailstream Solutions:

U.S. Mailing’s revenue decreased 10% primarily due to fewer placements of mailing equipment and related financing and rental revenues as customers continued to delay purchases of new equipment and extend leases on existing equipment due to the economic conditions. Revenue was adversely affected by lower business activity levels and the ongoing changing mix to more fully featured smaller systems. Lease extensions have a positive impact on profit margins longer-term but negatively impact revenue in the current year. As a result of lower business activity levels over the prior year, U.S. Mailing’s EBIT decreased 17% principally due to lower equipment sales, financing revenue, meter rentals, and supplies sales.

International Mailing revenue decreased 19%, with 8% of this decline driven by the unfavorable impact of foreign currency translation. The international economic environment continued to create weaker demand for our products and services. As a result, many customers delayed making purchase decisions for new mailing systems and lower mail volume reduced supplies revenue. International Mailing’s EBIT declined 31%, primarily driven by lower levels of equipment and supplies sales, and lower financing revenues.

Revenue for Production Mail decreased 15% primarily as a result of lower equipment sales in the U.S., France, and Asia Pacific as economic uncertainty continues to delay large-ticket capital expenditures for many large enterprises worldwide. Foreign currency translation had an unfavorable impact of 2%. Production Mail’s EBIT decreased 37% driven by lower revenues and a shift in product mix to lower margin products.

Software’s revenue decreased 14%, with 4% of this decline driven by the unfavorable impact of foreign currency translation. Worldwide consolidation in the financial services industry and slowness in the retail sector continued to adversely impact the sales and renewal of software licenses. Uncertainty surrounding the economy has resulted in many large multi-national organizations changing their approval policies for capital expenditures, which has lengthened the sales cycle. Software’s EBIT increased to $38 million compared to $28 million in the prior year due to business integration and productivity initiatives which resulted in substantial EBIT margin improvements. This helped offset the pressure on margin due to lower revenue and a higher mix of some lower margin software sales.

Mailstream Services revenue decreased 5% to $1.8 billion. However, EBIT increased 11% to $178 million, compared to the prior year. Within Mailstream Services:

Management Services revenue decreased 9%, of which 2% was driven by the unfavorable impact of foreign currency translation. The segment’s revenue was adversely affected by lower business activity and decreased print and transaction volumes throughout the U.S. and Europe. Management Services EBIT, however, increased by 3% primarily due to productivity enhancements that have improved the profitability of the operations globally.

Mail Services revenue increased 3% mostly due to the impact of 2008 acquisitions which contributed 4% but was partly offset by the unfavorable impact of foreign currency translation of 1%. Expansion of the customer base and continued growth in mail processed drove a slight increase in revenue for the year. Mail Services EBIT increased by 20% driven by the integration of Mail Services sites acquired last year and ongoing automation and productivity initiatives implemented by the business.

Marketing Services revenue decreased 5%, mostly due to the impact of fewer household moves during the year and the resulting decline in the volume of change of address kits mailed. Marketing Services EBIT increased 8% due to an improving cost structure and the exit from the motor vehicle registration services program.

Revenue by source

(Dollars in millions)	2009	2008	% change

Equipment sales	$1,007	$1,252	(20)%
Supplies	336	392	(14)%
Software	365	424	(14)%
Rentals	647	728	(11)%
Financing	695	773	(10)%
Support services	714	769	(7)%
Business services	1,805	1,924	(6)%

Total revenue	$5,569	$6,262	(11)%

Equipment sales revenue decreased 20% compared to the prior year due to lower placements of mailing equipment as more customers have delayed purchases of new equipment and extended their leases on existing equipment due to the global economic conditions. Revenue also continues to be adversely affected by the ongoing changing mix in equipment placements to smaller, fully featured systems. Foreign currency translation had an unfavorable impact of 3%.

Supplies revenue decreased 14% compared to the prior year due to lower supplies usage resulting from lower mail volumes and fewer installed meters due to customer consolidations in the U.S. and internationally. Foreign currency translation had an unfavorable impact of 3%.

Software revenue decreased 14% compared to the prior year primarily due to the impact of the global economic slowdown which has caused many businesses to delay their capital spending worldwide. Worldwide consolidation in the financial services industry and slowness in the retail sector have also adversely impacted sales and renewals of software licenses. Foreign currency translation had an unfavorable impact of 4%.

Rentals revenue decreased 11% compared to the prior year as customers in the U.S. continue to downsize to smaller, fully featured machines. The weak economic conditions have also impacted our international rental markets, specifically in Canada and France. Foreign currency translation had an unfavorable impact of 1%.

Financing revenue decreased 10% compared to the prior year. Lower equipment sales over prior periods have resulted in a decline in both our U.S. and international lease portfolios. Foreign currency translation had an unfavorable impact of 2%.

Support services revenue decreased 7% compared to the prior year, principally due to lower revenues in Canada, the U.S. and the U.K. due to lower new equipment placements and the unfavorable impact of foreign currency translation of 3%.

Business services revenue decreased 6% compared to the prior year. Lower volumes at Management Services and Marketing Services offset the impact of an increase in mail processed at Mail Services. The unfavorable impact of foreign currency translation of 2% was partly offset by the positive impact of acquisitions which contributed 1%.

Costs and expenses

			Percentage of Revenue

(Dollars in millions)	2009	2008	2009	2008

Cost of equipment sales	$530	$663	52.7%	53.0%
Cost of supplies	$94	$104	27.9%	26.5%
Cost of software	$82	$101	22.5%	23.9%
Cost of rentals	$159	$154	24.5%	21.1%
Financing interest expense	$98	$110	14.1%	14.3%
Cost of support services	$393	$448	55.0%	58.3%
Cost of business services	$1,382	$1,486	76.6%	77.2%
Selling, general and administrative	$1,801	$1,971	32.3%	31.5%
Research and development	$182	$206	3.3%	3.3%

Cost of equipment sales as a percentage of revenue was 52.7% in 2009 compared with 53.0% in the prior year, primarily due to the positive impacts of ongoing productivity improvements, partly offset by a higher mix of lower margin sales.

Cost of supplies as a percentage of revenue was 27.9% in 2009 compared with 26.5% in the prior year due to a greater mix of non-ink supplies in U.S Mailing.

Cost of software as a percentage of revenue was 22.5% in 2009 compared with 23.9% in the prior year due to business integration initiatives and productivity investments, which more than offset the impact of lower revenue levels.

Cost of rentals as a percentage of revenue was 24.5% in 2009 compared with 21.1% in the prior year primarily due to the fixed costs of meter depreciation on lower revenues.

Financing interest expense as a percentage of revenue was 14.1% in 2009 compared with 14.3% in the prior year due to lower interest rates and lower average borrowings. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenues, we assumed a 10:1 leveraging ratio of debt to equity and applied our overall effective interest rate to the average outstanding finance receivables.

Cost of support services as a percentage of revenue was 55.0% in 2009 compared with 58.3% in the prior year. Margin improvements in our International Mailing, U.S. Mailing and Production Mail segments were driven by the positive impacts of ongoing productivity investments and price increases on service contracts in Production Mail.

Cost of business services as a percentage of revenue was 76.6% in 2009 compared with 77.2% in the prior year. This improvement is due to the positive impacts of cost reduction programs at our Management Services and Mail Services businesses, partly offset by lower transaction volumes in our Management Services business.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue was 32.3% in 2009 compared with 31.5% in the prior year. SG&A expense declined $170 million or 9%, primarily as a result of our cost reduction initiatives and the positive impact of foreign currency translation of 3%. However, the impact of lower revenue, increased pension costs of $14 million and higher credit loss expenses of $9 million more than offset these benefits on a percentage of revenue basis.

Research and development expenses decreased $23 million or 11%, in 2009 from the prior year due to the transition and related benefits from our move to offshore development activities. Foreign currency translation also had a positive impact of 3%. As a percentage of revenue, research and development expenses were 3.3% for 2009 and 2008 as we continue to invest in developing new technologies and enhancing our products.

Other interest expense

(Dollars in millions)	2009	2008	% change

	$111	$119	(7)%

Other interest expense decreased $8 million or 7% in 2009 compared to the prior year due to lower interest rates and lower average borrowings.

We do not allocate other interest expense to our business segments.

Income taxes / effective tax rate

2009	2008

34.6%	34.3%

The effective tax rate for 2009 included $13 million of tax charges related to the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock, offset by $13 million of tax benefits from retirement of inter-company obligations and the repricing of leveraged lease transactions. The write-off of deferred tax assets will not require the payment of any taxes. The effective tax rate for 2008 included $12 million of tax increases related to the low tax benefit associated with restructuring expenses recorded during 2008, offset by adjustments of $10 million related to deferred tax assets associated with certain U.S. leasing transactions. See Note 9 to the Consolidated Financial Statements for further discussion.

Discontinued operations

(Dollars in millions)	2009	2008

Pre-tax income	$21	$—
Tax provision	(29)	(28)

Loss from discontinued operations, net of tax	$(8)	$(28)

The 2009 net loss includes $10 million of pre-tax income ($6 million net of tax) for a bankruptcy settlement received during 2009 and $11 million of pre-tax income ($7 million net of tax) related to the expiration of an indemnity agreement associated with the sale of a former subsidiary. This income was more than offset by the accrual of interest on uncertain tax positions. The 2008 net loss of $28 million includes an accrual of tax and interest on uncertain tax positions. See Note 2 to the Consolidated Financial Statements for further discussion.

Noncontrolling interests (Preferred stock dividends of subsidiaries)

(Dollars in millions)	2009	2008	% change

	$21	$21	3%

Noncontrolling interests includes dividends paid to preferred stockholders in subsidiary companies. 2009 included an expense of $3 million associated with the redemption of $375 million of variable term voting preferred stock during the year. 2008 included a net expense of $2 million associated with the redemption of $10 million of 9.11% Cumulative Preferred Stock. See Note 10 to the Consolidated Financial Statements for further discussion.

Results of Operations 2008 Compared to 2007

Business segment results

The following table shows revenue and earnings before interest and taxes (“EBIT”) in 2008 and 2007 by business segment. We use EBIT, a non-GAAP measure, to determine our segment profitability. Refer to the reconciliation of segment amounts to income from continuing operations before income taxes in Note 18 to the Consolidated Financial Statements.

Results have been reclassified to conform to the current year presentation. Refer to Note 18 to the Consolidated Financial Statements for further detail on these changes.

	Revenue			EBIT

(Dollars in millions)	2008	2007	% change	2008	2007	% change

U.S. Mailing	$2,250	$2,409	(7)%	$890	$967	(8)%
International Mailing	1,134	1,070	6%	185	162	14%
Production Mail	616	623	(1)%	82	74	10%
Software	400	326	23%	28	37	(23)%

Mailstream Solutions	4,400	4,428	(1)%	1,185	1,240	(4)%

Management Services	1,172	1,135	3%	70	76	(8)%
Mail Services	542	441	23%	69	57	22%
Marketing Services	148	126	18%	21	7	205%

Mailstream Services	1,862	1,702	9%	160	140	15%

Total	$6,262	$6,130	2%	$1,345	$1,380	(3)%

Mailstream Solutions revenue decreased 1% to $4.4 billion and EBIT decreased 4% to $1.2 billion, compared to the prior year. Within Mailstream Solutions:

U.S. Mailing’s revenue decreased 7% due to lower equipment placements, rental revenue, and lower financing revenue. The lower equipment revenues were driven in part by the prior year benefits from the sale of mailing equipment shape-based upgrade kits and by customer buying decisions influenced by uncertainty created by weak economic conditions. U.S. Mailing’s EBIT decreased 8% principally due to the lower revenue growth, but was partly offset by positive impacts of our ongoing actions to reduce costs and streamline operations.

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

Mailstream Services revenue increased 9% to $1.9 billion and EBIT increased 15% to $160 million, compared to the prior year. Within Mailstream Services:

Management Services revenue grew 3% driven by acquisitions, which contributed 6% to segment revenue growth. The segment’s revenue growth was partially offset by lower print and transaction volumes for some customers, especially in the U.S. financial services sector. Management Services EBIT decreased 8% due to weakness in our management services businesses outside the U.S., particularly in the U.K. and Germany. These decreases were partially offset by actions taken to reduce the fixed cost structure of its U.S. operations.

Mail Services revenue grew 23% due to continued growth in presort and international mail services of 14% and acquisitions, which contributed 10% to segment revenue growth. Mail Services EBIT increased 22% as a result of operating leverage from an increase in mail volume and increased operating efficiency, partly offset by the integration costs associated with acquisitions in the U.S. and U.K.

Marketing Services revenue grew 18% driven primarily by higher volumes in our mover-source program, partially offset by the company’s planned phased exit from the motor vehicle registration services program. Marketing Services EBIT increased to $21 million in 2008 from $7 million in 2007 driven by higher volumes in the Company’s mover-source program and its phased exit from the motor vehicle registration services program.

Revenue by source

(Dollars in millions)	2008	2007	% change

Equipment sales	$1,252	$1,336	(6)%
Supplies	392	393	—%
Software	424	346	23%
Rentals	728	739	(1)%
Financing	773	790	(2)%
Support services	769	761	1%
Business services	1,924	1,765	9%

Total revenue	$6,262	$6,130	2%

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

Costs and expenses

			Percentage of Revenue

(Dollars in millions)	2008	2007	2008	2007

Cost of equipment sales	$663	$697	53.0%	52.2%
Cost of supplies	$104	$107	26.5%	27.1%
Cost of software	$101	$82	23.9%	23.7%
Cost of rentals	$154	$171	21.1%	23.2%
Financing interest expense	$110	$127	14.3%	16.0%
Cost of support services	$448	$433	58.3%	56.9%
Cost of business services	$1,486	$1,357	77.2%	76.9%
Selling, general and administrative	$1,971	$1,930	31.5%	31.5%
Research and development	$206	$186	3.3%	3.0%

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

Financing interest expense as a percentage of revenue was 14.3% in 2008 compared with 16.0% in the prior year due to lower interest rates. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenues, we assumed a 10:1 leveraging ratio of debt to equity and applied our overall effective interest rate to the average outstanding finance receivables.

Cost of support services as a percentage of revenue increased to 58.3% in 2008 compared with 56.9% in the prior year. Improvements in our Production Mail segment due to the impact of our transition initiatives were more than offset by higher service costs in our U.S. and International Mailing businesses.

Cost of business services as a percentage of revenue was 77.2% in 2008 compared with 76.9% in the prior year. For Mail Services, continued integration costs associated with the current year acquisitions of a multi-site presort operation in the U.S. and U.K. were more than offset by the successful integration of other recently acquired sites and productivity improvements.

Selling, general and administrative expenses, as a percentage of total revenue, remained flat at 31.5%. The benefits gained from our transition initiatives were offset by lower revenue growth and a shift in the mix of our business as well as higher credit loss expenses in the U.S. Software, which is continuing to become a larger portion of our overall business, has a relatively higher selling, general and administrative expense ratio.

Research and development expenses increased $20 million, or 11%, as we continue to invest in developing new technologies, enhancing our products, and expanding our offshore development capabilities. R&D expenses as a percentage of total revenue increased to 3.3% in 2008 from 3.0% in 2007.

Other interest expense

(Dollars in millions)	2008	2007	% change

	$119	$124	(4)%

Other interest expense decreased $5 million or 4%, from prior year due to lower average interest rates during the year.

We do not allocate other interest expenses to our business segments.

Income taxes / effective tax rate

2008	2007

34.3%	42.4%

The effective tax rate declined 8.1% in 2008 primarily as a result of a $54 million tax charge in 2007 related principally to a valuation allowance for certain deferred tax assets and tax rate changes outside the U.S.

Discontinued operations

(Dollars in millions)	2008	2007

Pre-tax income	$—	$—
Tax provision	(28)	6

(Loss) gain from discontinued operations, net of tax	$(28)	$6

The net loss in 2008 includes accruals of tax and interest on uncertain tax positions. The 2007 net gain includes a benefit of $11 million and the accrual of $6 million of interest expense, both related to uncertain tax positions.

Noncontrolling interests (Preferred stock dividends of subsidiaries)

(Dollars in millions)	2008	2007	% change

	$21	$19	8%

Noncontrolling interests includes dividends paid to preferred stockholders in subsidiary companies. In August 2008, we redeemed 100% of the outstanding Cumulative Preferred Stock issued previously by a subsidiary company for $10 million. This redemption resulted in a net loss of $2 million accounting for the year over year increase.

Restructuring Charges and Asset Impairments

We recorded pre-tax restructuring charges and asset impairments of $49 million and $200 million for the years ended December 31, 2009 and 2008, respectively.

2009 Program

In 2009, we announced that we are undertaking a series of initiatives that are designed to transform and enhance the way we operate as a global company. In order to enhance our responsiveness to changing market conditions, we are executing a strategic transformation program designed to create improved processes and systems to further enable us to invest in future growth in areas such as our global customer interactions and product development processes. This program is expected to continue into 2012 and will result in the reduction of up to 10 percent of the positions in the company. We expect the total pre-tax cost of this program will be in the range of $250 million to $350 million primarily related to severance and benefit costs incurred in connection with such workforce reductions. Most of the total pre-tax costs will be cash-related charges. Currently, we are targeting annualized benefits, net of system and related investments, in the range of at least $150 million to $200 million on a pre-tax basis. These costs and the related benefits will be recognized as different actions are approved and implemented.

During 2009, we recorded pre-tax restructuring charges of $68 million, of which $56 million related to severance and benefit costs and $12 million related to other exit costs associated with this new transformation project. As of December 31, 2009, 548 employee terminations have occurred. The majority of the liability at December 31, 2009 is expected to be paid during the next twelve months from cash generated from operations.

Pre-tax restructuring reserves at December 31, 2009 for the restructuring actions taken in connection with the 2009 program are composed of the following:

2009 Program

	Balance at December 31, 2008	Expenses	Cash payments	Non-cash charges	Balance at December 31, 2009

Severance and benefit costs	$—	$56	$(10)	$—	$46
Other exit costs	—	12	(5)	—	7

Total	$—	$68	$(15)	$—	$53

2007 Program

We announced a program in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. The program included charges primarily associated with older equipment that we had stopped selling upon transition to the new generation of fully digital, networked, and remotely-downloadable equipment.

In 2009, we recorded a pre-tax adjustment to restructuring charges and asset impairments for $19 million due to lower than anticipated charges associated with the program announced in November 2007.

In 2008, we recorded pre-tax restructuring charges and asset impairments of $200 million, the majority of which related to the program announced in November 2007. These charges included severance and benefit costs of $118 million, asset impairment charges related to older technology equipment of $29 million and other assets of $2 million. Other exit costs of $35 million related primarily to lease termination fees, facility closing costs, contract cancellation costs and outplacement costs.

Additional asset impairments, unrelated to restructuring, were also recorded in 2008 and related to intangible assets of $16 million principally due to a loss of a customer in one of our marketing consulting businesses and the ongoing shift in market conditions for the litigation support vertical in our Management Services business.

As of December 31, 2009, 2,999 terminations have occurred under this program. The majority of the liability at December 31, 2009 is expected to be paid during the next twelve months from cash generated from operations.

Pre-tax restructuring reserves at December 31, 2009 for the restructuring program announced in November 2007 are composed of the following:

2007 Program

	Balance at December 31, 2008	Expenses	Cash payments	Non-cash charges	Balance at December 31, 2009

Severance and benefit costs	$108	$(15)	$(78)	$—	$15
Asset impairments	—	(4)	—	4	—
Other exit costs	33	—	(12)	—	21

Total	$141	$(19)	$(90)	$4	$36

	Balance at December 31, 2007	Expenses	Cash payments	Non-cash charges	Balance at December 31, 2008

Severance and benefit costs	$81	$118	$(91)	$—	$108
Asset impairments	—	47	—	(47)	—
Other exit costs	6	35	(8)	—	33

Total	$87	$200	$(99)	$(47)	$141

Acquisitions

There were no acquisitions during 2009.

On April 21, 2008, we acquired Zipsort, Inc. for $40 million in cash, net of cash acquired. Zipsort, Inc. acts as an intermediary between customers and the U.S. Postal Service. Zipsort, Inc. offers mailing services that include presorting of first class, standard class, flats, permit and international mail as well as metering services. We assigned the goodwill to the Mail Services segment.

During 2008, we also completed several smaller acquisitions, the costs of which were $30 million. These acquisitions did not have a material impact on our financial results. See Note 3 to the Consolidated Financial Statements for further details.

We accounted for these acquisitions using the purchase method of accounting and accordingly, the operating results of these acquisitions have been included in our consolidated financial statements since the date of acquisition. Acquisitions made in 2008 did not materially impact our diluted earnings per share for the year. See Note 3 to the Consolidated Financial Statements for further discussion on acquisitions.

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

Cash Flow Summary

The change in cash and cash equivalents is as follows:

(Dollars in millions)

	2009	2008

Cash provided by operating activities	$824	$1,009
Cash used in investing activities	(172)	(234)
Cash used in financing activities	(626)	(761)
Effect of exchange rate changes on cash	10	(15)

Increase (decrease) in cash and cash equivalents	$36	$(1)

2009 Cash Flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The strong cash flow provided by operations for 2009 is primarily due to the decrease in finance receivables and accounts receivable of $207 million and $84 million, respectively, primarily due to lower sales volumes as well as an increase in current and non-current income taxes of $86 million due to the timing of tax payments. Partially offsetting these positive impacts was a reduction in accounts payable and accrued liabilities of $127 million, primarily due to timing of payments, $125 million for voluntary pension plan contributions and $105 million for restructuring payments associated with the programs initiated in 2007 and 2009.

Net cash used in investing activities consisted primarily of capital expenditures of $167 million for rental and other assets utilized in our operations.

Net cash used in financing activities was $626 million and consisted primarily of dividends paid to common stockholders of $298 million, a net reduction of debt of $242 million, and a net cash outflow associated with the issuance and redemption of preferred stock issued by a subsidiary of $79 million.

2008 Cash Flows

Net cash provided by operating activities consisted primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The strong cash flow provided by operations for 2008 is primarily due to the timing of tax payments, which favorably contributed $122 million, and the receipt of $44 million related to the unwind of an interest rate swap, which is described in further detail in Note 8 to the Consolidated Financial Statements. Partially offsetting these positive impacts were restructuring payments of $103 million associated with the program initiated in 2007 and a reduction in accounts payable and accrued liabilities of $77 million, primarily due to timing of these payments.

Net cash used in investing activities consisted of capital expenditures of $237 million primarily for rental assets and acquisitions of $68 million partially offset by proceeds from short-term and other investments of $36 million, and increased reserve account balances for customer deposits of $33 million.

Net cash used in financing activities was $761 million and consisted primarily of stock repurchases of $333 million, dividends paid to common stockholders of $292 million, and a net payment of debt of $125 million, which was partly offset by proceeds of $20 million from the issuance of common stock associated with employee stock plans. We also paid $10 million associated with the redemption of 100% of the outstanding Cumulative Preferred Stock issued previously by a subsidiary company.

Capital Expenditures

During 2009, capital expenditures included net additions of $85 million to property, plant and equipment and $82 million in net additions to rental equipment and related inventories compared with $122 million and $115 million, respectively, in 2008. The decrease in spend on property, plant and equipment and net additions to rental equipment and related inventories is due to lower new meter placements in 2009 and tighter control over capital spending.

Financings and Capitalization

We have a commercial paper program that is a significant source of liquidity for the Company. During 2009, we continued to have consistent access to the commercial paper market. As of December 31, 2009, we had $221 million of outstanding commercial paper issuances. We also have a committed line of credit of $1.5 billion which supports commercial papers issuance and is provided by a syndicate of 16 banks until 2011. As of December 31, 2009, this line of credit had not been drawn down. We are a Well-Known

Seasoned Issuer with the SEC which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

On September 15, 2009, we repaid the 8.55% notes with a $150 million face value at their maturity. The repayment of these notes was funded through cash generated from operations and issuance of commercial paper. No additional long-term notes will mature until 2012.

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

During 2009, we voluntarily contributed a total of $125 million in cash to our global defined benefit pension plans in excess of legally required minimum contributions to increase the funding levels of the plans. Specifically, $100 million was contributed to the U.S. qualified plan and $25 million to certain foreign qualified plans. The voluntary contributions were funded by cash flows from operations and the issuance of commercial paper.

During 2009, the Board of Directors approved and adopted a resolution amending both U.S. pension plans, the Pitney Bowes Pension Plan and the Pitney Bowes Pension Restoration Plan, to provide that benefit accruals as of December 31, 2014, will be determined and frozen and no future benefit accruals under the plans will occur after that date.

In October 2009, Pitney Bowes International Holdings, Inc. (“PBIH”), a subsidiary of the Company, issued $300 million of perpetual voting preferred stock to certain outside institutional investors. These preferred shares are entitled to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by Pitney Bowes Inc. The preferred stock is entitled to cumulative dividends at a rate of 6.125% for a period of 7 years after which they become callable and, if remain outstanding, will yield a dividend that increases by 150% every six months thereafter.

In October 2009, PBIH redeemed $344 million of its existing variable term voting preferred stock. The redemption was funded by a combination of the issuance of the $300 million perpetual voting preferred stock and commercial paper.

In December 2009, PBIH redeemed the remaining $31 million of its existing variable term voting preferred stock. The redemption was funded by cash flows from operations and the issuance of commercial paper.

We believe our financing needs in the short and long-term can be met from cash generated internally, the issuance of commercial paper, debt issuance under our effective shelf registration statement and borrowing capacity under our existing credit agreements. Information on debt maturities is presented in Note 8 to the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our known contractual obligations at December 31, 2009and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Payments due by period

(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commercial paper borrowings	$221	$221	$—	$—	$—
Long-term debt and current portion of long-term debt	4,175	—	550	825	2,800
Non-cancelable operating lease obligations	322	110	136	53	23
Interest payments on debt	1,762	185	371	327	879
Capital lease obligations	14	6	6	2	—
Purchase obligations (1)	325	244	68	13	—
Other non-current liabilities (2)	616	—	114	43	459

Total	$7,435	$766	$1,245	$1,263	$4,161

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

(2)	Other non-current liabilities relate primarily to our postretirement benefits. See Note 19 to the Consolidated Financial Statements.

The amount and period of future payments related to our income tax uncertainties cannot be reliably estimated and, therefore, is not included in the above table. See Note 9 to the Consolidated Financial Statements for further details.

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

The preparation of our financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, customer cancellations, bad debts, inventory obsolescence, residual values of leased assets, useful lives of long-lived assets and intangible assets, impairment of goodwill, warranty obligations, restructuring, pensions and other postretirement benefits, contingencies and litigation, and allocation of purchase price to tangible and intangible assets acquired in business combinations. Our actual results could differ from those estimates and assumptions. We believe the assumptions and estimates used are reasonable and appropriate in accordance with GAAP.

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

In multiple element arrangements, we recognize revenue for each of the elements based on their respective fair values in accordance with the accounting guidance for revenue arrangements with multiple deliverables. We recognize revenue for delivered elements only when the fair values of undelivered elements are known and uncertainties regarding customer acceptance are resolved. Our allocation of the fair values to the various elements does not change the total revenue recognized from a transaction, but impacts the timing of revenue recognition. Revenue is allocated to the meter rental and equipment maintenance agreement elements first using their respective fair values, which are determined based on prices charged in standalone and renewal transactions. Revenue is then allocated to the equipment based on the present value of the remaining minimum lease payments. We then compare the allocated equipment fair value to the range of cash selling prices in standalone transactions during the period to ensure the allocated equipment fair value approximates average cash selling prices.

We provide lease financing for our products primarily through sales-type leases. We classify our leases in accordance with the lease accounting guidance. The vast majority of our leases qualify as sales-type leases using the present value of minimum lease payments classification criteria. We believe that our sales-type lease portfolio contains only normal collection risk. Accordingly, we record the fair value of equipment as sales revenue, the cost of equipment as cost of sales and the minimum lease payments plus the estimated residual value as gross finance receivables. The difference between the gross finance receivable and the equipment fair value is recorded as unearned income and is amortized as income over the lease term using the interest rate implicit in the lease.

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

Allowances for doubtful accounts and credit losses

Allowance for doubtful accounts

We estimate our accounts receivable risks and provide allowances for doubtful accounts accordingly. We evaluate the adequacy of the allowance for doubtful accounts based on our historical loss experience, length of time receivables are past due, adverse situations that may affect a customer’s ability to pay and prevailing economic conditions. We make adjustments to our allowance if our evaluation of allowance requirements differs from our actual aggregate reserve. This evaluation is inherently subjective because our estimates may be revised as more information becomes available.

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

We evaluate the adequacy of allowance for credit losses based on our historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a customer’s ability to pay, estimated value of any underlying collateral and prevailing economic conditions. We make adjustments to our allowance for credit losses if the evaluation of reserve requirements differs from the actual aggregate reserve. This evaluation is inherently subjective because our estimates may be revised as more information becomes available.

Accounting for income taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. When we prepare our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision for our taxes in accordance with the accounting for income taxes guidance.

In 2007, we adopted guidance addressing accounting for uncertainty in income taxes. The guidance defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The guidance requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. This is a different standard for recognition than the approach previously required. Both approaches require us to exercise considerable judgment and estimates are inherent in both processes.

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

Based on our 2009 income from continuing operations before income taxes, a 1% change in our effective tax rate would impact income from continuing operations by approximately $7 million.

Goodwill and long-lived assets

Useful lives of long-lived assets

We depreciate property, plant and equipment and rental property and equipment principally using the straight-line method over the estimated useful lives: machinery and equipment principally 3 to 15 years and buildings up to 50 years. We amortize properties leased under capital leases on a straight-line basis over the primary lease terms. We amortize capitalized costs related to internally developed software using the straight-line method over the estimated useful life, which is principally 3 to 10 years. Intangible assets with finite lives are amortized over their estimated useful lives, which are principally 4 to 15 years, using the straight-line method or an accelerated attrition method. Our estimates of useful lives could be affected by changes in regulatory provisions, technology or business plans.

Impairment review

We evaluate the recoverability and, if necessary, the fair value of our long-lived assets, including intangible assets, on an annual basis or as circumstances warrant. We derive the cash flow estimates that are incorporated into the analysis from our historical experience and our future long-term business plans and, if necessary, apply an appropriate discount rate to assist in the determination of its fair value. In addition, we used quoted market prices when available and appraisals as appropriate to assist in the determination of fair value.

Goodwill is tested annually for impairment, or sooner when circumstances indicate an impairment may exist at the reporting unit level. Our goodwill impairment review requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. We use a combination of various techniques, including the present value of future cash flows, earnings multiples of competitors and multiples from sales of like businesses, to determine the fair value of our reporting units. We derive the cash flow estimates from our historical experience and our future long-term business plans and apply an appropriate discount rate.

Changes in the estimates and assumptions incorporated into the long-lived asset and goodwill assessments could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. For 2009, based upon our impairment reviews for goodwill and long-lived assets, where appropriate, no impairments were identified.

During the review of our 2009 annual goodwill impairment test, the calculated fair values for all of our reporting units were considered substantially in excess of the respective reporting unit’s carrying value, with the exception of one reporting unit. This reporting unit, which represents the international operations of our Management Services segment, had a calculated fair value 14% in excess of its carrying value. At December 31, 2009, the carrying value of this reporting unit included an allocation of goodwill of $136 million. The calculated fair value of each of our reporting units was based on a combination of inputs and assumptions. These inputs and assumptions include projections of future cash flows, discount rates, growth rates and applicable earnings multiples of competitors.

See Note 14 to the Consolidated Financial Statements for further details on our restructuring charges and asset impairments recorded in 2009 and 2008. We believe that we have no unrecorded asset impairments at December 31, 2009. However, future events and circumstances, some of which are described below, may result in an impairment charge:

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

Pension benefits

Assumptions and estimates

The valuation and calculation of our net pension expense, assets and obligations are dependent on various assumptions and estimates. We make assumptions relating to discount rate, rate of compensation increase, expected return on plan assets and other factors. These assumptions are evaluated and updated annually and are described in further detail in Note 19 to the Consolidated Financial Statements. The following assumptions relate to our U.S. qualified pension plan, which is our largest plan. We determine our discount rate for the U.S. retirement benefit plan by using a model that discounts each year’s estimated benefit payments by an applicable spot rate. These spot rates are derived from a yield curve created from a large number of high quality corporate bonds. Accordingly, our discount rate assumption was 5.75% at December 31, 2009 and 6.05% at December 31, 2008. The rate of compensation increase assumption reflects our actual experience and best estimate of future increases. Our estimate of the rate of compensation increase was 3.50% at December 31, 2009 and 4.25% at December 31, 2008. Our expected return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plans’ investment portfolio after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio is determined based on the target asset allocations for each asset class, adjusted for historical and expected experience of active portfolio management results, when compared to the benchmark returns. When assessing the expected future returns for the portfolio, we place more emphasis on the expected future returns than historical returns. Our expected return on plan assets assumption was 8.0% at December 31, 2009 and 2008.

Sensitivity to changes in assumptions:

U.S. Pension Plan

•	Discount rate – a 0.25% increase in the discount rate would decrease annual pension expense by approximately $2.4 million and would lower the projected benefit obligation by $39.2 million.

•	Rate of compensation increase – a 0.25% increase in the rate of compensation increase would increase annual pension expense by approximately $0.6 million.

•	Expected return on plan assets – a 0.25% increase in the expected return on assets of our principal plans would decrease annual pension expense by approximately $3.9 million.

The following assumptions relate to our U.K. qualified pension plan, which is our largest foreign plan. We determine our discount rate for the U.K. retirement benefit plan by using a model that discounts each year’s estimated benefit payments by an applicable spot rate. These spot rates are derived from a yield curve created from a large number of high quality corporate bonds. Accordingly, our discount rate assumption was 5.70% at December 31, 2009 and 6.3% at December 31, 2008. The rate of compensation increase assumption reflects our actual experience and best estimate of future increases. Our estimate of the rate of compensation increase was 3.50% at December 31, 2009 and 4.3% at December 31, 2008. Our expected return on plan assets is determined based on historical portfolio results, the plan’s asset mix and future expectations of market rates of return on the types of assets in the plan. Our expected return on plan assets assumption was 7.50% and 7.25% at December 31, 2009 and 2008, respectively.

U.K. Pension Plan

•	Discount rate – a 0.25% increase in the discount rate would decrease annual pension expense by approximately $1.4 million and would lower the projected benefit obligation by $15.4 million.

•	Rate of compensation increase – a 0.25% increase in the rate of compensation increase would increase annual pension expense by approximately $0.4 million.

•	Expected return on plan assets – a 0.25% increase in the expected return on assets of our principal plans would decrease annual pension expense by approximately $0.7 million.

Delayed recognition principles

In accordance with the retirement benefits accounting guidance, actual pension plan results that differ from our assumptions and estimates are accumulated and amortized over the estimated future working life of the plan participants and will therefore affect pension expense recognized and obligations recorded in future periods. We also base our net pension expense primarily on a market related valuation of plan assets. In accordance with this approach, we recognize differences between the actual and expected return on plan assets primarily over a five-year period and as a result future pension expense will be impacted when these previously deferred gains or losses are recorded.

Investment related risks and uncertainties

We invest our pension plan assets in a variety of investment securities in accordance with our strategic asset allocation policy. The composition of our U.S. pension plan assets at December 31, 2009 was approximately 54% equity securities, 38% fixed income securities, 4% real estate investments and 4% private equity investments. The composition of our U.K. pension plan assets at December 31, 2009 was approximately 67% equity securities, 32% fixed income securities and 1% cash. Investment securities are exposed to various risks such as interest rate, market and credit risks. In particular, due to the level of risk associated with equity securities, it is reasonably possible that changes in the values of such investment securities will occur and that such changes could materially affect our future results.

New Accounting Pronouncements

Revenue Recognition
In September 2009, new guidance was introduced addressing the accounting for revenue arrangements with multiple elements and certain revenue arrangements that include software. The new literature will allow companies to allocate consideration in a multiple element arrangement in a way that better reflects the economics of the transaction. This will result in the elimination of the residual method. In addition, tangible products that have software components that are “essential to the functionality” of the tangible product will be scoped out of the software revenue guidance. The new guidance will also result in more expansive disclosures. The new guidance will be effective on January 1, 2011, with early adoption permitted. We are currently evaluating the impact of adopting the new guidance.

Pension Disclosures
On December 31, 2009, we adopted new accounting guidance requiring more detailed disclosures about employers’ postretirement benefit plan assets, including investment strategies, major categories of assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of assets. The Company has complied with the additional disclosure requirements. See Note 19 to the Consolidated Financial Statements for our postretirement benefit plan disclosures.

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

Disclosures about Derivative Instruments and Hedging Activities
On January 1, 2009, we adopted new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity’s financial position, results of operations and cash flows. See Note 13 to the Consolidated Financial Statements for additional information regarding our derivative instruments and hedging activities.

Fair Value Measurements
On January 1, 2008, we adopted new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It was effective for certain financial assets and liabilities on January 1, 2008 and for all nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis on January 1, 2009. The adoption of this guidance has not had a material impact on our financial position, results of operations, or cash flows. See Note 13 to the Consolidated Financial Statements for additional discussion on fair value measurements.

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

We are continually under examination by tax authorities in the United States, other countries and local jurisdictions in which we have operations. The years under examination vary by jurisdiction. The current IRS exam of tax years 2001-2004 is estimated to be completed within the next two years and the examination of years 2005-2008 has commenced. In connection with the 2001-2004 exam, we have received notices of proposed adjustments to our filed returns. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. We are also disputing a formal request from the IRS in the form of a civil summons to provide certain company workpapers. We believe that certain documents being sought should not be produced because they are privileged. A decision by the Rhode Island U.S. District Court in a similar case that supported our position was overturned on appeal by the First Circuit Court of Appeals and the federal judicial circuits are now divided on this issue. The taxpayer in the First Circuit decision has filed a petition for a writ of certiorari with the U.S. Supreme Court requesting review of the First Circuit decision. Also in connection with the 2001-2004 audits, we have entered into a settlement with the IRS regarding the tax treatment of certain lease transactions related to the Capital Services business that we sold in 2006. Prior to 2007, we accrued and paid the IRS the additional tax associated with this settlement. A variety of post-1999 tax years remain subject to examination by other tax authorities, including the U.K., Canada, France, Germany and various U.S. states. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flows.

During 2010, we expect to reverse tax benefits of approximately $15 million associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees. These write-offs of deferred tax assets will not require the payment of any taxes.

Effects of Inflation and Foreign Exchange

Inflation, although minimal in recent years, continues to affect worldwide economies and the way companies operate. It increases labor costs and operating expenses, and raises costs associated with replacement of fixed assets such as rental equipment. Despite these growing costs, we have generally been able to maintain profit margins through productivity and efficiency improvements, continual review of both manufacturing capacity and operating expense levels, and, where applicable, price increases.

Currency translation decreased our 2009 revenue by approximately 2%. Also, currency translation losses decreased our income before taxes by $13 million. Based on the current contribution from our international operations, a 1% increase in the value of the U.S. dollar would result in a decline in revenue of approximately $16 million and a decline in income from continuing operations before income taxes of approximately $2 million.

Although not affecting income, balance sheet related deferred translation losses of $119 million were recorded in 2009 resulting primarily from the strengthening U.S. dollar as compared to the British pound, Euro and Canadian dollar. During 2008, we recorded deferred translation losses of $305 million resulting primarily from the strengthening U.S. dollar as compared to the British pound, Euro and Canadian dollar. During 2007, we recorded deferred translation gains of $165 million resulting primarily from the stronger British pound, Euro and Canadian dollar, as compared to the U.S. dollar.

The results of our international operations are subject to currency fluctuations. We enter into foreign exchange contracts primarily to reduce our risk of loss from such fluctuations. Exchange rates can also impact settlement of our intercompany receivables and payables that result from transfers of finished goods inventories between our affiliates in different countries, and intercompany loans. See Note 13 to the Consolidated Financial Statements for further details.

At December 31, 2009, we had $924 million, $2 million and $1 million of foreign exchange contracts outstanding maturing in 2010, 2011, and 2012, respectively, to buy or sell various currencies. As a result of the use of derivative instruments, we are exposed to counterparty risk. To mitigate such risks, we enter into contracts with only those financial institutions that meet stringent credit requirements as set forth in our derivative policy. We regularly review our credit exposure balances as well as the creditworthiness of our counterparties. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate.

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

We utilize a “Value-at-Risk” (VaR) model to determine the potential loss in fair value from changes in market conditions. The VaR model utilizes a “variance/co-variance” approach and assumes normal market conditions, a 95% confidence level and a one-day holding period. The model includes all of our debt and all interest rate derivative contracts as well as our foreign exchange derivative contracts associated with forecasted transactions. The model excludes anticipated transactions, firm commitments, and receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge.

The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by us, nor does it consider the potential effect of favorable changes in market factors.

During 2009 and 2008, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, using the variance/co-variance technique described above, was not material.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements and Supplemental Data” on Page 38 of this Form 10-K.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and internal control over financial reporting. The CEO and CFO concluded that such disclosure controls and procedures were effective as of December 31, 2009, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on our assessment, we concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control – Integrated Framework.

PricewaterhouseCoopers LLP, the independent accountants that audited the Company’s financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which report is included on page 39 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

During 2009, we implemented new software to support the Company’s accounting for income taxes. This change in our process resulted in changes in our internal controls over financial reporting. We have reviewed the system and the controls affected and made appropriate changes as necessary.

ITEM 9B. – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information pertaining to Directors of the Company and the Audit Committee of the Board of Directors is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Election of Directors,” “Security Ownership of Directors and Executive Officers,” “Beneficial Ownership,” “Report of the Audit Committee” and “Corporate Governance” of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company’s 2010 Annual Meeting of Stockholders, which is scheduled to be held on May 10, 2010. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Company’s fiscal year ended December 31, 2009 and is incorporated herein by reference. Executive officers of the Company are as follows:

Executive Officers of the Registrant as of February 26, 2010

Name	Age	Title	Executive Officer Since

Murray D. Martin	62	Chairman, President and Chief Executive Officer	1998

Leslie Abi-Karam	51	Executive Vice President and President, Mailing Solutions Management	2005

Gregory E. Buoncontri	62	Executive Vice President and Chief Information Officer	2000

Elise R. DeBois	54	Executive Vice President and President, Global Financial Services	2005

David C. Dobson	47	Executive Vice President and President, Pitney Bowes Management Services and Enterprise Sales and Solutions	2008

Patrick J. Keddy	55	Executive Vice President and President, Mailstream International	2005

Michael Monahan	49	Executive Vice President and Chief Financial Officer	2005

Vicki A. O’Meara	52	Executive Vice President and Chief Legal and Compliance Officer	2008

Joseph H. Timko	49	Executive Vice President and Chief Strategy and Innovation Officer	2010

Johnna G. Torsone	59	Executive Vice President and Chief Human Resources Officer	1993

There is no family relationship among the above officers, all of whom have served in various corporate, division or subsidiary positions with the Company for at least the past five years except as described below:

Mr. Timko joined the Company in February 2010 as Executive Vice President and Chief Strategy and Innovation Officer. Prior to joining the Company, Mr. Timko was a partner in the technology / telecom and industrial sector practice at McKinsey & Company.

Mr. Dobson joined the Company in July 2008 as Executive Vice President and Chief Strategy and Innovation Officer. In 2009, he was appointed Executive Vice President and President, Pitney Bowes Management Services and Enterprise Sales and Solutions. Mr. Dobson previously served as the Chief Executive Officer of Corel Corporation, a leading global packaged software company, since June 2005. From February 2004 to June 2005, Mr. Dobson served as Corporate Vice President, Strategy at IBM Corporation, a leading developer and manufacturer of information technologies.

Ms. O’Meara joined the Company in June 2008 as Executive Vice President and Chief Legal and Compliance Officer. Prior to joining the Company, she was President - U.S. Supply Chain Solutions for Ryder System, Inc., a leading transportation and supply chain solutions company. Ms. O’Meara joined Ryder System, Inc. as Executive Vice President and General Counsel in June 1997.

ITEM 11. – EXECUTIVE COMPENSATION

The sections entitled “Directors’ Compensation,” “Compensation Discussion and Analysis”, and “Executive Compensation Tables and Related Narrative” of the Pitney Bowes Inc. Definitive Proxy Statement to be filed with the Commission on or before March 31, 2010 in connection with the Company’s 2010 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12. –	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2009 regarding the number of shares of the Company’s common stock that may be issued under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Equity compensation plans approved by security holders	18,921,808	$38.02	15,102,457
Equity compensation plans not approved by security holders	—	—	—

Total	18,921,808	$38.02	15,102,457

The sections entitled “How much stock is owned by directors and executive officers?” and “Security Ownership” of the Pitney Bowes Inc. Definitive Proxy Statement to be filed with the Commission on or before March 31, 2010 in connection with the Company’s 2010 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sections entitled “Corporate Governance” and “Certain Relationships and Related-Person Transactions” of the Pitney Bowes Inc. Definitive Proxy Statement to be filed with the Commission on or before March 31, 2010 in connection with the Company’s 2010 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” of the Pitney Bowes Inc. Definitive Proxy Statement to be filed with the Commission on or before March 31, 2010 in connection with the Company’s 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial statements - see Item 8 on page 30 and “Index to Consolidated Financial Statements and Supplemental Data” on page 38 of this Form 10-K.

	2.	Financial statement schedules - see “Index to Consolidated Financial Statements and Supplemental Data” on page 38 of this Form 10-K.

	3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Reg. S-K exhibits	Description	Status or incorporation by reference

(3)(a)	Restated Certificate of Incorporation, as amended	Incorporated by reference to Exhibit (3) to Form 10-Q as filed with the Commission on August 14, 1996. (Commission file number 1-3579)

(a.1)	Certificate of Amendment to the Restated Certificate of Incorporation (as amended May 29, 1996)	Incorporated by reference to Exhibit (a.1) to Form 10-K as filed with the Commission on March 27, 1998. (Commission file number 1-3579)

(b)	Pitney Bowes Inc. Amended and Restated By-laws	Incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on August 6, 2007. (Commission file number 1-3579)

(4)(a)	Preference Share Purchase Rights Agreement dated December 11, 1995 between the Company and Chemical Mellon Shareholder Services, LLC, as Rights Agent, as amended	Incorporated by reference to Exhibit (4) to Form 8-K as filed with the Commission on March 13, 1996. (Commission file number 1-3579)

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

Executive Compensation Plans:

(10)(a)	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit (10a) to Form 10-K as filed with the Commission on March 30, 1993. (Commission file number 1-3579)

(b)	Pitney Bowes Inc. Directors’ Stock Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(b.1)	Pitney Bowes Inc. Directors’ Stock Plan (Amendment No. 1, effective as of May 12, 2003)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on August 11, 2003. (Commission file number 1-3579)

(b.2)	Pitney Bowes Inc. Directors’ Stock Plan (Amendment No. 2 effective as of May 1, 2007)	Incorporated by reference to Exhibit (10.(b.2)) to Form 10-K as filed with the Commission on March 1, 2007 (Commission file number 1-3579)

(c)	Pitney Bowes 1991 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on May 14, 1998. (Commission file number 1-3579)

(c.1)	Pitney Bowes 1998 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (ii) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(c.2)	Pitney Bowes Stock Plan (as amended and restated as of January 1, 2002)	Incorporated by reference to Annex 1 to the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Commission on March 26, 2002. (Commission file number 1-3579)

(c.3)	Pitney Bowes Inc. 2007 Stock Plan (as amended November 7, 2009)	Exhibit (v)

(d)	Pitney Bowes Inc. Key Employees’ Incentive Plan (as amended and restated October 1, 2007)(as amended November 7, 2009)	Exhibit (iv)

(e)	Pitney Bowes Severance Plan (as amended, and restated effective January 1, 2008)	Incorporated by reference to Exhibit (10)(e) to Form 10-K as filed with the Commission on February 29, 2008. (Commission file number 1-3579)

(f)	Pitney Bowes Senior Executive Severance Policy (amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit (10)(f) to Form 10-K as filed with the Commission on February 29, 2008. (Commission file number 1-3579)

(g)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors, as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(g) to Form 10-K as filed with the Commission on February 26, 2009. (Commission file number 1-3579

(h)	Pitney Bowes Inc. Deferred Incentive Savings Plan as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(h) to Form 10-k as filed with the Commission on February 26, 2009. (Commission file number 1-3579)

(i)	Pitney Bowes Inc. 1998 U.K. S.A.Y.E. Stock Option Plan	Incorporated by reference to Annex II to the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the Commission on March 23, 2006. (Commission file number 1-3579)

(j)	Form of Equity Compensation Grant Letter	Incorporated by reference to Exhibit (10)(n) to Form 10-Q as filed with the Commission on May 4, 2006. (Commission file number 1-3579)

(k)	Form of Performance Award	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on August 5, 2009. (Commission file number 1-3579)

(l)	Form of Long Term Incentive Award Agreement	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on November 6, 2009. (Commission file number 1-3579)

(m)	Service Agreement between Pitney Bowes Limited and Patrick S. Keddy dated January 29, 2003	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed with the Commission on February 17, 2006. (Commission file number 1-3579)

(n)	Separation Agreement and General Release dated April 14, 2008 by and between Pitney Bowes Inc. and Bruce P. Nolop	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Commission on April 15, 2008. (Commission file number 1-3579)

Other:

(o)	Amended and Restated Credit Agreement dated May 19, 2006 between the Company and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Commission on May 24, 2006. (Commission file number 1-3579)

(12)	Computation of ratio of earnings to fixed charges	Exhibit (i)

(21)	Subsidiaries of the registrant	Exhibit (ii)

(23)	Consent of experts and counsel	Exhibit (iii)

(31.1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	See page 119

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	See page 120

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	See page 121

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	See page 122

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2010			PITNEY BOWES INC.

Registrant

	By:	/s/ Murray D. Martin

Murray D. Martin
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Murray D. Martin	Chairman, President and Chief Executive Officer – Director	February 26, 2010

Murray D. Martin

/s/ Michael Monahan	Executive Vice President and Chief Financial Officer	February 26, 2010
(Principal Financial Officer)
Michael Monahan

/s/ Steven J. Green	Vice President–Finance and Chief Accounting	February 26, 2010
Officer (Principal Accounting Officer)
Steven J. Green

/s/ Rodney C. Adkins	Director	February 26, 2010

Rodney C. Adkins

/s/ Linda G. Alvarado	Director	February 26, 2010

Linda G. Alvarado

/s/ Anne M. Busquet	Director	February 26, 2010

Anne M. Busquet

/s/ Anne Sutherland Fuchs	Director	February 26, 2010

Anne Sutherland Fuchs

/s/ Ernie Green	Director	February 26, 2010

Ernie Green

/s/ James H. Keyes	Director	February 26, 2010

James H. Keyes

/s/ John S. McFarlane	Director	February 26, 2010

John S. McFarlane

/s/ Eduardo R. Menascé	Director	February 26, 2010

Eduardo R. Menascé

/s/ Michael I. Roth	Director	February 26, 2010

Michael I. Roth

/s/ David L. Shedlarz	Director	February 26, 2010

David L. Shedlarz

/s/ David B. Snow, Jr.	Director	February 26, 2010

David B. Snow, Jr.

/s/ Robert E. Weissman	Director	February 26, 2010

Robert E. Weissman

PITNEY BOWES INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pitney Bowes Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pitney Bowes Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes effective January 1, 2007.

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

PricewaterhouseCoopers LLP
Stamford, Connecticut
February 26, 2010

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years ended December 31,

	2009	2008	2007

Revenue:

Equipment sales	$1,006,542	$1,252,058	$1,335,538
Supplies	336,239	392,414	393,478
Software	365,185	424,296	346,020
Rentals	647,432	728,160	739,130
Financing	694,444	772,711	790,121
Support services	714,429	768,424	760,915
Business services	1,804,900	1,924,242	1,764,593

Total revenue	5,569,171	6,262,305	6,129,795

Costs and expenses:
Cost of equipment sales	530,004	663,430	696,900
Cost of supplies	93,660	103,870	106,702
Cost of software	82,241	101,357	82,097
Cost of rentals	158,881	153,831	171,191
Financing interest expense	97,586	110,136	126,648
Cost of support services	393,251	447,745	433,324
Cost of business services	1,382,401	1,485,703	1,357,377
Selling, general and administrative	1,800,714	1,970,868	1,930,324
Research and development	182,191	205,620	185,665
Restructuring charges and asset impairments	48,746	200,254	264,013
Other interest expense	111,269	119,207	123,892
Interest income	(4,949)	(12,893)	(8,669)
Other income	—	—	(380)

Total costs and expenses	4,875,995	5,549,128	5,469,084

Income from continuing operations before income taxes	693,176	713,177	660,711
Provision for income taxes	240,154	244,929	280,222

Income from continuing operations	453,022	468,248	380,489
(Loss) gain from discontinued operations, net of income tax	(8,109)	(27,700)	5,534

Net income before attribution of noncontrolling interests	444,913	440,548	386,023

Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	21,468	20,755	19,242

Pitney Bowes Inc. net income	$423,445	$419,793	$366,781

Amounts attributable to Pitney Bowes Inc. common stockholders:
Income from continuing operations	$431,554	$447,493	$361,247
(Loss) gain from discontinued operations	(8,109)	(27,700)	5,534

Pitney Bowes Inc. net income	$423,445	$419,793	$366,781

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders (1):
Continuing operations	$2.09	$2.15	$1.65
Discontinued operations	(0.04)	(0.13)	0.03

Net income	$2.05	$2.01	$1.68

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations	$2.08	$2.13	$1.63
Discontinued operations	(0.04)	(0.13)	0.03

Net income	$2.04	$2.00	$1.66

(1) The sum of the earnings per share amounts may not equal the totals above due to rounding.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2009	December 31, 2008

ASSETS
Current assets:

Cash and cash equivalents	$412,737	$376,671
Short-term investments	14,682	21,551

Accounts receivables, gross	859,633	924,886
Allowance for doubtful accounts receivables	(42,781)	(45,264)

Accounts receivables, net	816,852	879,622

Finance receivables	1,417,708	1,501,678
Allowance for credit losses	(46,790)	(45,932)

Finance receivables, net	1,370,918	1,455,746

Inventories	156,502	161,321
Current income taxes	101,248	70,063
Other current assets and prepayments	98,297	78,108

Total current assets	2,971,236	3,043,082

Property, plant and equipment, net	514,904	574,260
Rental property and equipment, net	360,207	397,949

Finance receivables	1,380,810	1,445,822
Allowance for credit losses	(25,368)	(25,858)

Finance receivables, net	1,355,442	1,419,964

Investment in leveraged leases	233,359	201,921
Goodwill	2,286,904	2,251,830
Intangible assets, net	316,417	375,822
Non-current income taxes	108,260	127,723
Other assets	387,182	417,685

Total assets	$8,533,911	$8,810,236

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,748,254	$1,922,399
Current income taxes	144,385	91,816
Notes payable and current portion of long-term obligations	226,022	770,501
Advance billings	447,786	441,556

Total current liabilities	2,566,447	3,226,272

Deferred taxes on income	293,459	307,360
Tax uncertainties and other income tax liabilities	525,253	431,031
Long-term debt	4,213,640	3,934,865
Other non-current liabilities	625,079	823,322

Total liabilities	8,223,878	8,722,850

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	374,165
Commitments and contingencies (See Note 15)

Stockholders’ equity (deficit):
Cumulative preferred stock, $50 par value, 4% convertible	4	7
Cumulative preference stock, no par value, $2.12 convertible	868	976
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	256,133	259,306
Retained earnings	4,305,794	4,179,904
Accumulated other comprehensive loss	(457,378)	(596,341)
Treasury stock, at cost (116,140,084 and 117,156,719 shares, respectively)	(4,415,096)	(4,453,969)

Total Pitney Bowes Inc. stockholders’ equity (deficit)	13,663	(286,779)

Total liabilities, noncontrolling interests and stockholders’ equity (deficit)	$8,533,911	$8,810,236

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended December 31,

	2009	2008	2007

Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$444,913	$440,548	$386,023
Gain on sale of a facility, net of tax	—	—	(1,623)
Restructuring charges and asset impairments, net of tax	31,782	144,211	223,486
Restructuring payments	(105,090)	(102,680)	(31,568)
(Payments) proceeds for settlement of derivative instruments	(20,281)	43,991	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	338,895	379,117	383,141
Stock-based compensation	22,523	26,402	24,131
Special pension plan contributions	(125,000)	—	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
(Increase) decrease in accounts receivables	84,182	(23,690)	35,853
(Increase) decrease in finance receivables	206,823	24,387	(86,238)
(Increase) decrease in inventories	12,187	2,018	7,710
(Increase) decrease in prepaid, deferred expense and other assets	(15,036)	6,001	(7,793)
Increase (decrease) in accounts payable and accrued liabilities	(127,256)	(76,880)	32,789
Increase (decrease) in current and non-current income taxes	85,632	122,480	123,636
Increase (decrease) in advance billings	(2,744)	2,051	10,444
Increase (decrease) in other operating capital, net	(7,462)	21,459	(20,284)

Net cash provided by operating activities	824,068	1,009,415	1,079,707

Cash flows from investing activities:
Short-term and other investments	(8,362)	35,652	42,367
Proceeds from the sale of facilities	—	—	29,608
Capital expenditures	(166,728)	(237,308)	(264,656)
Net investment in external financing	1,456	1,868	(2,214)
Acquisitions, net of cash acquired	—	(67,689)	(594,110)
Reserve account deposits	1,664	33,359	62,666

Net cash used in investing activities	(171,970)	(234,118)	(726,339)

Cash flows from financing activities:
(Decrease) increase in notes payable, net	(389,666)	205,590	(89,673)
Proceeds from long-term obligations	297,513	245,582	640,765
Principal payments on long-term obligations	(150,000)	(576,565)	(174,191)
Proceeds from issuance of common stock	11,962	20,154	107,517
Payments to redeem preferred stock issued by a subsidiary	(375,000)	(10,000)	—
Proceeds from issuance of preferred stock by a subsidiary	296,370	—	—
Stock repurchases	—	(333,231)	(399,996)
Dividends paid to common stockholders	(297,555)	(291,611)	(288,790)
Dividends paid to noncontrolling interests	(19,485)	(20,755)	(19,242)

Net cash used in financing activities	(625,861)	(760,836)	(223,610)

Effect of exchange rate changes on cash and cash equivalents	9,829	(14,966)	8,316

Increase (decrease) in cash and cash equivalents	36,066	(505)	138,074
Cash and cash equivalents at beginning of period	376,671	377,176	239,102

Cash and cash equivalents at end of period	$412,737	$376,671	$377,176

Cash interest paid	$195,256	$235,816	$236,697

Cash income taxes paid, net	$197,925	$164,354	$178,469

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except per share data)

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Comprehensive income (loss)	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock

Balance, December 31, 2006	$7	$1,068	$323,338	$235,558		$4,156,994	$(131,744)	$(3,869,166)
Tax adjustment (see note 9)						(98,900)

Adjusted retained earnings						4,058,094
Adoption of accounting for tax uncertainties						(84,363)
Pitney Bowes Inc. net income					$366,781	366,781
Other comprehensive income, net of tax:
Foreign currency translations					164,728		164,728
Net unrealized gain on derivative instruments, net of tax of $1.8 million					2,801		2,801
Net unrealized gain on investment securities, net of tax of $0.0 million					352		352
Net unamortized gain on pension and postretirement plans, net of tax of $15.9 million					30,347		30,347
Amortization of pension and postretirement costs, net of tax of $13.3 million					22,172		22,172

Comprehensive income					$587,181

Cash dividends:
Preference						(81)
Common						(288,709)
Issuances of common stock				(7,967)				111,925
Conversions to common stock		(65)		(1,530)				1,595
Pre-tax stock-based compensation				24,131
Adjustments to additional paid in capital, tax effect from share-based compensation				1,993
Repurchase of common stock								(399,996)

Balance, December 31, 2007	7	1,003	323,338	252,185		4,051,722	88,656	(4,155,642)
Pitney Bowes Inc. net income					$419,793	419,793
Other comprehensive income, net of tax:
Foreign currency translations					(305,452)		(305,452)
Net unrealized loss on derivative instruments, net of tax of ($12.4) million					(18,670)		(18,670)
Net unrealized gain on investment securities, net of tax of $0.4 million					580		580
Net unamortized loss on pension and postretirement plans, net of tax of ($216.1) million					(375,544)		(375,544)
Amortization of pension and postretirement costs, net of tax of $8.6 million					14,089		14,089

Comprehensive loss					$(265,204)

Cash dividends:
Preference						(77)
Common						(291,534)
Issuances of common stock				(11,573)				34,268
Conversions to common stock		(27)		(609)				636
Pre-tax stock-based compensation				26,402
Adjustments to additional paid in capital, tax effect from share-based compensation				(7,099)
Repurchase of common stock								(333,231)

Balance, December 31, 2008	7	976	323,338	259,306		4,179,904	(596,341)	(4,453,969)
Pitney Bowes Inc. net income					$423,445	423,445
Other comprehensive income, net of tax:
Foreign currency translations					119,820		119,820
Net unrealized gain on derivative instruments, net of tax of $4.9 million					7,214		7,214
Net unrealized loss on investment securities, net of tax of ($0.1) million					(283)		(283)
Net unamortized loss on pension and postretirement plans, net of tax of $8.4 million					(5,116)		(5,116)
Amortization of pension and postretirement costs, net of tax of $10.6 million					17,328		17,328

Comprehensive income					$562,408

Cash dividends:
Preference						(72)
Common						(297,483)
Issuances of common stock				(22,017)				36,419
Conversions to common stock	(3)	(108)		(2,343)				2,454
Pre-tax stock-based compensation				21,761
Adjustments to additional paid in capital, tax effect from share-based compensation				(574)

Balance, December 31, 2009	$4	$868	$323,338	$256,133		$4,305,794	$(457,378)	$(4,415,096)

Treasury shares of 0.9 million, 0.9 million and 3.0 million were issued under employee plans in 2009, 2008 and 2007, respectively. We repurchased no shares in 2009. We repurchased 9.2 million and 9.1 million shares in 2008 and 2007, respectively.

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

Reclassification
Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation. Beginning in 2009, we have separately presented a financing interest expense line item, which represents our estimated cost of borrowing associated with the generation of financing revenues, in the Consolidated Statements of Income. In computing our financing interest expense, we assumed a 10:1 leveraging ratio of debt to equity and applied our overall effective interest rate to the average outstanding finance receivables.

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

Cash Equivalents and Short-Term Investments
Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the date of purchase. We place our temporary cash and highly liquid short-term investments with a maturity of greater than three months but less than one year from the reporting date with financial institutions or investment managers and/or invest in highly rated short-term obligations.

Accounts Receivable and Allowance for Doubtful Accounts
We estimate our accounts receivable risks and provide allowances for doubtful accounts accordingly. We believe that our credit risk for accounts receivable is limited because of our large number of customers and the relatively small account balances for most of our customers. Also, our customers are dispersed across different business and geographic areas. We evaluate the adequacy of the allowance for doubtful accounts based on our historical loss experience, length of time receivables are past due, adverse situations that may affect a customer’s ability to pay and prevailing economic conditions. We make adjustments to our allowance if the evaluation of requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

We evaluate the adequacy of allowance for credit losses based on our historical loss experience, the nature and volume of the portfolios, adverse situations that may affect a customer’s ability to pay, and prevailing economic conditions. We make adjustments to our allowance for credit losses if the evaluation of reserve requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

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

Capitalized Software Development Costs
We capitalize certain costs of software developed for internal use in accordance with the internal-use software accounting guidance. Capitalized costs include purchased materials and services, payroll and payroll-related costs and interest costs. The cost of internally developed software is amortized on a straight-line basis over its estimated useful life, principally 3 to 10 years.

We capitalize software development costs related to software to be sold, leased, or otherwise marketed in accordance with the software industry accounting guidance. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Capitalized software development costs include purchased materials and services, and payroll and payroll-related costs attributable to programmers, software engineers, quality control and field certifiers. Capitalized software development costs are amortized over the estimated product useful life, principally 3 to 5 years, generally on a straight-line basis. Other assets on our Consolidated Balance Sheets include $23.2 million and $19.6 million of capitalized software development costs at December 31, 2009 and 2008, respectively. The Consolidated Statements of Income include the related amortization expense of $10.4 million, $6.1 million, and $3.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. Total software development costs capitalized in 2009 and 2008 were $9.2 million and $7.1 million, respectively.

Research and Development Costs
Research and product development costs not subject to capitalization accounting requirements are expensed as incurred. These costs primarily include personnel-related costs.

Business Combinations
We account for business combinations using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. We estimate the fair value of intangible assets primarily using a cost, market or income approach. Goodwill represents the excess of the purchase price over the estimated fair values of net tangible and intangible assets acquired. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. Intangible assets with finite lives acquired under business combinations are amortized over their estimated useful lives, principally 3 to 15 years. Customer relationship intangibles are amortized using either a straight-line method or an accelerated attrition method. All other intangibles are amortized on a straight-line method. See Note 6 to the Consolidated Financial Statements.

Impairment Review for Goodwill
Goodwill is tested annually for impairment, or sooner when circumstances indicate an impairment may exist, at the reporting unit level. A reporting unit is the operating segment, or a business, which is one level below that operating segment. Reporting units are aggregated as a single reporting unit if they have similar economic characteristics. Goodwill is tested for impairment using a two-step

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

approach. In the first step, the fair value of each reporting unit is determined. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination, and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than the carrying value, an impairment loss is recognized for that excess. The fair values of our reporting units are determined based on a combination of various techniques, including the present value of future cash flows, earnings multiples of competitors and multiples from sales of like businesses.

Impairment Review for Intangible Assets and Other Long-Lived Assets
Intangible assets and other long-lived assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, we record an impairment charge. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired asset is determined using probability weighted expected cash flow estimates, quoted market prices when available and appraisals as appropriate.

Retirement Plans
In accordance with the retirement benefits accounting guidance, actual results that differ from our assumptions and estimates are accumulated and amortized over the estimated future working life of the plan participants and will therefore affect pension expense recognized in future periods. Net pension expense is based primarily on current service costs, interest costs and the returns on plan assets. In accordance with this approach, differences between the actual and expected return on plan assets are recognized over a five-year period. We recognize the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized in net periodic benefit costs are recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. We use a measurement date of December 31 for all of our retirement plans. See Note 19 to the Consolidated Financial Statements for further details.

During 2009, the Board of Directors approved and adopted a resolution amending both U.S. pension plans, the Pitney Bowes Pension Plan and the Pitney Bowes Pension Restoration Plan, to provide that benefit accruals as of December 31, 2014, will be determined and frozen and no future benefit accruals under the plans will occur after that date. See Note 19 to the Consolidated Financial Statements for further details.

Stock-based Compensation
We account for stock-based awards exchanged for employee service in accordance with the share-based payment accounting guidance. We measure stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in costs; selling, general and administrative expense; and research and development expense in the Consolidated Statements of Income based on the employees’ respective functions.

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

Revenue Recognition
We derive our revenue from the sale of equipment, supplies, and software, rentals, financing, and support and business services. Revenue is recognized when earned. More specifically, revenue related to our offerings is recognized as follows:

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Sales Revenue

Sales of Equipment
We sell equipment to our customers, as well as to distributors and dealers (re-sellers) throughout the world. We recognize revenue from these sales upon the transfer of title, which is generally at the point of shipment. We do not typically offer any rights of return or stock balancing rights. Our sales revenue from customized equipment, mail creation equipment and shipping products is generally recognized when installed. We recognize revenue from the sale of equipment under sales-type leases as equipment revenue at the inception of the lease.

Embedded Software Sales
We sell equipment with embedded software to our customers. The embedded software is not sold separately, it is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to the software or incur significant costs that are subject to capitalization. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that the software revenue recognition accounting guidance is not applicable.

Sales of Supplies
Revenue related to supplies is recognized at the point of title transfer, which is typically upon shipment.

Standalone Software Sales and Integration Services
In accordance with software revenue accounting guidance, we recognize revenue from standalone software licenses upon delivery of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. For software licenses that are included in a lease contract, we recognize revenue upon shipment of the software unless the lease contract specifies that the license expires at the end of the lease or the price of the software is deemed not fixed or determinable based on historical evidence of similar software leases. In these instances, revenue is recognized on a straight-line basis over the term of the lease contract. We recognize revenue from software requiring integration services at the point of customer acceptance. We recognize revenue related to off-the-shelf perpetual software licenses upon transfer of title, which is upon shipment.

Rentals Revenue
We rent equipment to our customers, primarily postage meters and mailing equipment, under short-term rental agreements, generally for periods of 3 months to 5 years. Rental revenue includes revenue from the subscription for digital meter services. We invoice in advance for postage meter rentals. We defer the billed revenue and include it initially in advance billings. Rental revenue is recognized on a straight-line basis over the term of the rental agreement. We defer certain initial direct costs incurred in consummating a transaction and amortize these costs over the term of the agreement. The initial direct costs are primarily personnel-related costs. Rental property and equipment, net on our Consolidated Balance Sheets include $45.2 million and $55.3 million of these deferred costs at December 31, 2009 and 2008, respectively. The Consolidated Statements of Income include the related amortization expense of $25.1 million, $27.7 million and $23.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Financing Revenue
We provide lease financing of our products primarily through sales-type leases. When a sales-type lease is consummated, we record the gross finance receivable, unearned income and the estimated residual value of the leased equipment. Residual values are estimated based upon the average expected proceeds to be received at the end of the lease term. We evaluate recorded residual values at least on an annual basis or as circumstances warrant. A reduction in estimated residual values could result in an impairment charge as well as a reduction in future financing income.

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

Multiple Element Arrangements
Certain of our transactions are consummated at the same time. The most common form of these transactions involves the sale or lease of equipment, a meter rental and/or an equipment maintenance agreement. In these cases, revenue is recognized for each of the elements based on their relative fair values in accordance with the revenue recognition accounting guidance. Fair values of any meter rental or equipment maintenance agreement are determined by reference to the prices charged in standalone and renewal transactions. Fair value of equipment is determined based upon the present value of the minimum lease payments.

Shipping and Handling
We include costs related to shipping and handling in cost of revenues for all periods presented.

Deferred Marketing Costs
We capitalize certain direct mail, telemarketing, Internet, and retail marketing costs, associated with the acquisition of new customers in accordance with the advertising costs accounting guidance. These costs are amortized over the expected revenue stream ranging from 5 to 9 years. We review individual marketing programs for impairment on a periodic basis or as circumstances warrant.

Other assets on our Consolidated Balance Sheets at December 31, 2009 and 2008 include $119.5 million and $130.8 million, respectively, of deferred marketing costs. The Consolidated Statements of Income include the related amortization expense of $43.5 million, $43.1 million and $43.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Restructuring Charges
We apply the provisions of the accounting guidance for costs associated with exit or disposal activities to account for one-time benefit arrangements and exit or disposal activities. It requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. We account for ongoing benefit arrangements in accordance with the nonretirement postemployment benefits accounting guidance which requires that a liability be recognized when the costs are probable and reasonably estimable. See Note 14 to the Consolidated Financial Statements.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Translation of Non-U.S. Currency Amounts
Assets and liabilities of subsidiaries operating outside the U.S. are translated at rates in effect at the end of the period and revenue and expenses are translated at average monthly rates during the period. Net deferred translation gains and losses are included in accumulated other comprehensive loss in stockholders’ equity (deficit) in the Consolidated Balance Sheets.

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

As a result of the use of derivative instruments, we are exposed to counterparty risk. To mitigate such risks, we enter into contracts with only those financial institutions that meet stringent credit requirements as set forth in our derivative policy. We regularly review our credit exposure balances as well as the creditworthiness of our counterparties. See Note 13 to the Consolidated Financial Statements for additional disclosures on derivative instruments.

New Accounting Pronouncements

Revenue Recognition
In September 2009, new guidance was introduced addressing the accounting for revenue arrangements with multiple elements and certain revenue arrangements that include software. The new literature will allow companies to allocate consideration in a multiple element arrangement in a way that better reflects the economics of the transaction. This will result in the elimination of the residual method. In addition, tangible products that have software components that are “essential to the functionality” of the tangible product will be scoped out of the software revenue guidance. The new guidance will also result in more expansive disclosures. The new guidance will be effective on January 1, 2011, with early adoption permitted. We are currently evaluating the impact of adopting the new guidance.

Pension Disclosures
On December 31, 2009, we adopted new accounting guidance requiring more detailed disclosures about employers’ postretirement benefit plan assets, including investment strategies, major categories of assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of assets. The Company has complied with the additional disclosure requirements. See Note 19 to the Consolidated Financial Statements for our postretirement benefit plan disclosures.

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

Disclosures about Derivative Instruments and Hedging Activities
On January 1, 2009, we adopted new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity’s financial position, results of operations and cash flows. See Note 13 to the Consolidated Financial Statements for additional information regarding our derivative instruments and hedging activities.

Fair Value Measurements
On January 1, 2008, we adopted new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It was effective for certain financial assets and liabilities on January 1, 2008 and for all nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis on January 1, 2009. The adoption of this guidance has not had a material impact on our financial position, results of operations, or cash flows. See Note 13 to the Consolidated Financial Statements for additional discussion on fair value measurements.

2. Discontinued Operations

The following table shows selected financial information included in discontinued operations for the years ended December 31:

	2009	2008	2007

Pre-tax income	$20,624	$—	$—
Tax provision	(28,733)	(27,700)	5,534

(Loss) gain from discontinued operations, net of tax	$(8,109)	$(27,700)	$5,534

The 2009 net loss includes $9.8 million of pre-tax income ($6.0 million net of tax) for a bankruptcy settlement received during 2009 and $10.9 million of pre-tax income ($6.7 million net of tax) related to the expiration of an indemnity agreement associated with the sale of a former subsidiary. This income was more than offset by the accrual of interest on uncertain tax positions. The 2008 net loss of $27.7 million includes an accrual of tax and interest on uncertain tax positions. The 2007 net gain includes a benefit of $11.3 million and the accrual of $5.8 million of interest expense, both related to uncertain tax positions.

3. Acquisitions

There were no acquisitions during 2009.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The following table summarizes selected financial data for the opening balance sheet allocations of the Zipsort, Inc. acquisition in 2008:

2008

Zipsort, Inc.

Purchase price allocation
Current assets	$708
Other non-current assets	11,707
Intangible assets	7,942
Goodwill	25,294
Current liabilities	(2,975)
Non-current liabilities	(2,885)

Purchase price, net of cash acquired	$39,791

Intangible assets
Customer relationships	$7,658
Non-compete agreements	284

Total intangible assets	$7,942

Intangible assets amortization period
Customer relationships	15 years
Non-compete agreements	4 years

Total weighted average	15 years

During 2008, we also completed several smaller acquisitions with an aggregate cost of $29.7 million. These acquisitions did not have a material impact on our financial results.

The amount of tax deductible goodwill added from acquisitions in 2008 was $38.5 million.

Consolidated impact of acquisitions

The Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition.

The following table provides unaudited pro forma consolidated revenue for the years ended December 31, 2009 and 2008 as if our acquisitions had been acquired on January 1 of each year presented:

	2009	2008

Total revenue	$5,569,171	$6,288,242

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

4. Inventories

	December 31,

	2009	2008

Raw materials and work in process	$36,331	$41,171
Supplies and service parts	69,506	78,018
Finished products	50,665	42,132

Total	$156,502	$161,321

If all inventories valued at LIFO had been stated at current costs, inventories would have been $25.8 million and $24.4 million higher than reported at December 31, 2009 and 2008, respectively. In 2008, we recorded impairment charges to inventories for $13.6 million associated with our transition initiatives in the restructuring charges and asset impairments line of the Consolidated Statements of Income. See Note 14 to the Consolidated Financial Statements for further details.

5. Fixed Assets

	December 31,

	2009	2008

Land	$32,517	$32,367
Buildings	384,257	387,478
Machinery and equipment	1,413,630	1,469,717

	1,830,404	1,889,562
Accumulated depreciation	(1,315,500)	(1,315,302)

Property, plant and equipment, net	$514,904	$574,260

Rental equipment	$813,544	$932,389
Accumulated depreciation	(453,337)	(534,440)

Rental property and equipment, net	$360,207	$397,949

Depreciation expense was $269.8 million, $306.8 million and $318.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. Rental equipment is primarily comprised of postage meters.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

6. Intangible Assets and Goodwill

The components of our purchased intangible assets are as follows:

	December 31, 2009			December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$428,888	$(197,497)	$231,391	$428,946	$(160,396)	$268,550
Supplier relationships	29,000	(13,292)	15,708	29,000	(10,392)	18,608
Mailing software and technology	164,211	(103,388)	60,823	160,069	(84,016)	76,053
Trademarks and trade names	35,855	(27,898)	7,957	34,302	(22,541)	11,761
Non-compete agreements	7,753	(7,215)	538	6,577	(5,727)	850

	$665,707	$(349,290)	$316,417	$658,894	$(283,072)	$375,822

Amortization expense for intangible assets was $69.1 million, $72.3 million and $65.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. In 2008, we recorded impairment charges of $28.5 million and included these charges in the restructuring charges and asset impairments line of the Consolidated Statements of Income. See Note 14 to the Consolidated Financial Statements for further details.

The estimated future amortization expense related to intangible assets as of December 31, 2009 is as follows:

Year ended December 31,	Amount

2010	$59,000
2011	52,000
2012	45,000
2013	41,000
2014	37,000
Thereafter	82,417

$316,417

During 2009, we recorded no additions to intangible assets. During 2008, we recorded additions to intangible assets of $18.6 million. The components of these purchased intangible assets are as follows:

	December 31, 2008

	Amount	Weighted Average Life

Customer relationships	$18,274	12 years
Non-compete agreements	284	3 years

	$18,558	11 years

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The changes in the carrying amount of goodwill, by reporting segment, for the years ended December 31, 2009 and 2008 are as follows:

	Balance at December 31, 2008 (1)	Acquired during the period	Other (2)	Balance at December 31, 2009

U.S. Mailing	$221,315	$—	$(2,748)	$218,567
International Mailing	322,230	—	20,319	342,549
Production Mail	137,067	—	299	137,366
Software	623,995	—	9,943	633,938

Mailstream Solutions	1,304,607	—	27,813	1,332,420

Management Services	491,633	—	8,422	500,055
Mail Services	260,793	—	(1,161)	259,632
Marketing Services	194,797	—	—	194,797

Mailstream Services	947,223	—	7,261	954,484

Total	$2,251,830	$—	$35,074	$2,286,904

	Balance at December 31, 2007 (1)	Acquired during the period	Other (2)	Balance at December 31, 2008 (1)

U.S. Mailing	$205,190	$4,034	$12,091	$221,315
International Mailing	346,328	7,553	(31,651)	322,230
Production Mail	137,855	—	(788)	137,067
Software	669,436	—	(45,441)	623,995

Mailstream Solutions	1,358,809	11,587	(65,789)	1,304,607

Management Services	519,089	—	(27,456)	491,633
Mail Services	227,163	33,103	527	260,793
Marketing Services	194,797	—	—	194,797

Mailstream Services	941,049	33,103	(26,929)	947,223

Total	$2,299,858	$44,690	$(92,718)	$2,251,830

(1)	We have reclassified prior year amounts to conform to the current year presentation.

(2)	“Other” includes post closing acquisition and foreign currency translation adjustments.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

7. Current Liabilities

Accounts payable, accrued liabilities, notes payable and current portion of long-term obligations are composed of the following:

	December 31,

	2009	2008

Accounts payable - trade	$308,505	$323,959
Reserve account deposits	557,221	555,557
Accrued salaries, wages and commissions	244,170	271,940
Accrued restructuring charges	88,626	142,592
Miscellaneous accounts payable and accrued liabilities	549,732	628,351

Accounts payable and accrued liabilities	$1,748,254	$1,922,399

Notes payable	$220,794	$610,460
Current portion of long-term debt & capital leases	5,228	160,041

Notes payable & current portion of long-term obligations	$226,022	$770,501

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

Notes payable are issued as commercial paper, loans against bank lines of credit, or to trust departments of banks and others at below prevailing prime rates. The weighted average interest rates were 0.09% and 1.36% on notes payable and overdrafts outstanding at December 31, 2009 and 2008, respectively.

We had unused credit facilities of $1.5 billion at December 31, 2009, primarily to support commercial paper issuances. Fees paid to maintain lines of credit were $0.8 million in 2009, 2008 and 2007.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

8. Long-term Debt

	December 31,

	2009	2008

Recourse debt
0.64% to 1.88% credit facility due 2012	$150,000	$150,000
2.72% to 4.63% notes due 2012	400,000	400,000
3.88% notes due 2013	375,000	375,000
4.88% notes due 2014	450,000	450,000
5.00% notes due 2015	400,000	400,000
4.75% notes due 2016	500,000	500,000
5.75% notes due 2017	500,000	500,000
4.75% notes due 2018 (1)	350,000	350,000
1.79% to 3.02% notes due 2018	250,000	250,000
6.25% notes due 2019	300,000	—
5.25% notes due 2037	500,000	500,000

Fair value hedges basis adjustment (2)	52,788	76,043

Other (3)	(14,148)	(16,178)

Total long-term debt	$4,213,640	$3,934,865

(1)

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

(2)	The fair value hedges basis adjustment represents the revaluation of fixed rate debt that has been hedged in accordance with the derivatives and hedging accounting guidance.

(3)	Other consists primarily of debt discounts and premiums.

On September 15, 2009, we repaid the 8.55% notes with a $150 million face value at their maturity. The repayment of these notes was funded through cash generated from operations and issuance of commercial paper. The notes were reported in current portion of long-term debt at December 31, 2008.

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

We are a Well-Known Seasoned Issuer with the SEC which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

The annual maturities of the outstanding long-term debt are as follows: 2010 – no maturities; 2011 – no maturities; 2012 – $550 million; 2013 – $375 million; 2014 – $450 million; and $2,800 million thereafter.

9. Income Taxes

	Years ended December 31,

	2009	2008	2007

Continuing operations:
Total current	$251,101	$142,263	$160,839
Total deferred	(10,947)	102,666	119,383

Provision for income taxes	$240,154	$244,929	$280,222

U.S. and international components of income from operations before income taxes are as follows:

	Years ended December 31,

	2009	2008	2007

Continuing operations:
U.S.	$552,636	$573,066	$624,030
International	140,540	140,111	36,681

Total continuing operations	693,176	713,177	660,711
Discontinued operations (see Note 2)	20,624	—	—

Total	$713,800	$713,177	$660,711

The effective tax rates for continuing operations for 2009, 2008 and 2007 were 34.6%, 34.3% and 42.4%, respectively. The effective tax rate for 2009 included $12.9 million of tax charges related to the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock, offset by $13.0 million of tax benefits from retirement of inter-company obligations and the repricing of leveraged lease transactions. The effective tax rate for 2008 included $12.0 million of tax increases related to the low tax benefit associated with restructuring expenses recorded during 2008, offset by adjustments of $9.5 million related to deferred tax assets associated with certain U.S. leasing transactions. The effective tax rate for 2007 included $54.0 million of tax charges related principally to a valuation allowance for deferred tax assets and tax rate changes outside of the U.S.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The items accounting for the difference between income taxes computed at the federal statutory rate and our provision for income taxes consist of the following:

	2009	2008	2007

Continuing operations:
Federal statutory provision	$242,612	$249,612	$231,249
State and local income taxes	11,109	19,820	12,281
Foreign tax differential	(18,037)	(2,605)	2,379
Foreign valuation allowance	—	4,560	51,724
Rate change	—	—	2,485
Tax exempt income/reimbursement	(2,748)	(5,404)	(6,743)
Federal income tax credits/incentives	(4,792)	(15,118)	(12,732)
Unrealized stock compensation benefits	12,852	—	—
Certain leasing transactions	—	(9,550)	—
Other, net	(842)	3,614	(421)

Provision for income taxes	240,154	244,929	280,222
Discontinued operations:
External financing transactions (see Note 2)	28,733	27,700	(5,534)

Total provision for income taxes	$268,887	$272,629	$274,688

The components of our total provision for income taxes are as follows:

	Years ended December 31,

	2009	2008	2007

U.S. Federal:
Current	$217,005	$112,931	$136,528
Deferred	18,979	81,936	53,235

	235,984	194,867	189,763

U.S. State and Local:
Current	30,981	17,058	12,813
Deferred	(13,067)	13,434	6,083

	17,914	30,492	18,896

International:
Current	31,848	39,974	5,964
Deferred	(16,859)	7,296	60,065

	14,989	47,270	66,029

Total Current	279,834	169,963	155,305
Total Deferred	(10,947)	102,666	119,383

Total provision for income taxes	$268,887	$272,629	$274,688

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The components of our deferred tax liabilities and assets are as follows:

	December 31,

	2009	2008

Deferred tax liabilities:
Depreciation	$67,639	$55,960
Deferred profit (for tax purposes) on sales to finance subsidiaries	287,928	355,069
Lease revenue and related depreciation	427,040	385,780
Amortizable intangibles	115,793	135,846
Other	46,144	14,701

Deferred tax liabilities	944,544	947,356

Deferred tax (assets):
Nonpension postretirement benefits	(119,420)	(121,224)
Pension	(127,046)	(167,158)
Inventory and equipment capitalization	(29,595)	(30,839)
Restructuring charges	(9,619)	(49,441)
Long-term incentives	(50,666)	(58,735)
Net operating loss and tax credit carry forwards	(151,094)	(137,479)
Tax uncertainties gross-up	(133,293)	(86,559)
Other	(101,994)	(103,896)
Valuation allowance	95,990	91,405

Deferred tax (assets)	(626,737)	(663,926)

Net deferred taxes	317,807	283,430
Amounts included in current and non-current income taxes	(24,348)	23,930

Deferred taxes on income	$293,459	$307,360

As of December 31, 2009 and 2008, approximately $285.4 million and $250.1 million, respectively, of foreign net operating loss carry forwards were available to us. Most of these losses can be carried forward indefinitely.

It has not been necessary to provide for income taxes on $830 million of cumulative undistributed earnings of subsidiaries outside the U.S. These earnings will be either indefinitely reinvested or remitted substantially free of additional tax. Determination of the liability that would result in the event all of these earnings were remitted to the U.S. is not practicable. It is estimated, however, that withholding taxes on such remittances would approximate $16 million.

In 2006, guidance was issued addressing accounting for uncertainty in income taxes. The guidance defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The guidance requires a two-step approach under which the tax effect of a position is recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement of the tax position. This is a different standard for recognition than the approach previously required. Both approaches require us to exercise considerable judgment and estimates are inherent in both processes. We adopted the provisions of accounting for uncertainty in income taxes on January 1, 2007. As a result, on initial adoption we recognized an $84.4 million increase in our liability for uncertain tax positions and a corresponding reduction to our opening retained earnings. The total amount of unrecognized tax benefits at December 31, 2009, 2008 and 2007 was $515.6 million, $434.2 million and $398.9 million, respectively, of which $410.6 million, $370.9 million and $335.7 million, respectively, would affect the effective tax rate if recognized. A reconciliation of the amount of unrecognized tax benefits at the beginning and end of 2009, 2008 and 2007 is as follows:

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	2009	2008	2007

Balance at beginning of year	$434,164	$398,878	$356,063
Increases from prior period positions	65,540	21,623	28,762
Decreases from prior period positions	(7,741)	(8,899)	(20,063)
Increases from current period positions	42,696	33,028	61,778
Decreases from current period positions	—	—	—
Decreases relating to settlements with tax authorities	(3,173)	(7,426)	(2,165)
Reductions as a result of a lapse of the applicable statute of limitations	(15,921)	(3,040)	(25,497)

Balance at end of year	$515,565	$434,164	$398,878

Tax authorities continually examine our tax filings. On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will increase or decrease in the next 12 months, but we expect this change to be less than 10% of our unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes or discontinued operations as appropriate. During the years ended December 31, 2009, 2008 and 2007 we recorded $23.0 million, $25.6 million and $9.5 million, respectively, in interest and penalties and this amount was included in discontinued operations. We had $185.6 million, $160.3 million and $134.7 million accrued for the payment of interest and penalties at December 31, 2009, 2008 and 2007, respectively.

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

We are continually under examination by tax authorities in the United States, other countries and local jurisdictions in which we have operations. The years under examination vary by jurisdiction. The current IRS exam of tax years 2001-2004 is estimated to be completed within the next two years and the examination of years 2005-2008 has commenced. In connection with the 2001-2004 exam, we have received notices of proposed adjustments to our filed returns. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. We are also disputing a formal request from the IRS in the form of a civil summons to provide certain company workpapers. We believe that certain documents being sought should not be produced because they are privileged. A decision by the Rhode Island U.S. District Court in a similar case that supported our position was overturned on appeal by the First Circuit Court of Appeals and the federal judicial circuits are now divided on this issue. The taxpayer in the First Circuit decision has filed a petition for a writ of certiorari with the U.S. Supreme Court requesting review of the First Circuit decision. Also in connection with the 2001-2004 audits, we have entered into a settlement with the IRS regarding the tax treatment of certain lease transactions related to the Capital Services business that we sold in 2006. Prior to 2007, we accrued and paid the IRS the additional tax associated with this settlement. A variety of post-1999 tax years remain subject to examination by other tax authorities, including the U.K., Canada, France, Germany and various U.S. states. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flows.

During 2009, we examined the taxes payable and deferred income tax accounts of the Company and determined that adjustments needed to be made to correct errors in these accounts. As a part of that process, we implemented certain changes to our tax accounting processes and procedures including implementing new tax software. These adjustments related primarily to our discontinued Capital Services business sold in 2006 and accumulated over an extended period dating back to the early 1990’s. The impact of these adjustments was not material to any individual prior period. Accordingly, in the fourth quarter of 2009, the Company recorded an additional $3.0 million tax provision, related primarily to state tax adjustments and international tax rate changes, and an additional $4.3 million provision in its loss from discontinued operations representing interest on Capital Services’ tax uncertainties; both of these adjustments relate to fiscal years 2007 and 2008. Other identified tax adjustments, totaling $98.9 million, relate primarily to

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

state income tax adjustments associated with the discontinued Capital Services’ leasing transactions for years prior to 2007 and are recorded as a reduction of 2007 opening retained earnings in the Consolidated Statements of Stockholders’ Equity (Deficit).

During 2009, we reversed tax benefits of $12.9 million associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees. During 2010, we expect to reverse tax benefits of approximately $15 million associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees. These write-offs of deferred tax assets will not require the payment of any taxes.

10. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)

At December 31, 2008, Pitney Bowes International Holdings, Inc. (“PBIH”), a subsidiary of the Company, had 3,750,000 shares outstanding or $375 million of variable term voting preferred stock owned by certain outside institutional investors. These preferred shares were entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, was owned directly or indirectly by Pitney Bowes Inc. The preferred stock, $.01 par value, was entitled to cumulative dividends at rates set at auction. The weighted average dividend rate was 4.8% for the variable term voting preferred stock during 2009 and 2008.

In October 2009, PBIH issued 300,000 shares, or $300 million, of perpetual voting preferred stock to certain outside institutional investors. These preferred shares are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by Pitney Bowes Inc. The preferred stock is entitled to cumulative dividends at a rate of 6.125% for a period of 7 years after which it becomes callable and, if it remains outstanding, will yield a dividend that increases by 150% every six months thereafter.

In October 2009, PBIH redeemed $344 million of its existing variable term voting preferred stock. The redemption was funded by a combination of the issuance of the $300 million perpetual voting preferred stock and commercial paper.

In December 2009, PBIH redeemed the remaining $31 million of its existing variable term voting preferred stock. The redemption was funded by cash flows from operations and the issuance of commercial paper.

Preferred dividends are included in Preferred stock dividends of subsidiaries attributable to noncontrolling interests in the Consolidated Statements of Income. No dividends were in arrears at December 31, 2009 or December 31, 2008.

A rollforward of noncontrolling interests is as follows:

Beginning balance at January 1, 2007 and 2008	$384,165
Movements:
Share redemptions (1)	(10,000)

Ending balance at December 31, 2008	$374,165
Movements:
Share issuances	296,370
Share redemptions	(374,165)

Ending balance at December 31, 2009	$296,370

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

11. Stockholders’ Equity (Deficit)

At December 31, 2009, 480,000,000 shares of common stock, 600,000 shares of cumulative preferred stock, and 5,000,000 shares of preference stock were authorized. At December 31, 2009, 207,197,828 shares of common stock (net of 116,140,084 shares of treasury stock), 85 shares of 4% convertible cumulative preferred stock (4% preferred stock) and 32,079 shares of $2.12 convertible preference stock ($2.12 preference stock) were issued and outstanding. In the future, the Board of Directors can issue the balance of unreserved and unissued preferred stock (599,915 shares) and preference stock (4,967,921 shares). The Board will determine the dividend rate, terms of redemption, terms of conversion (if any) and other pertinent features. At December 31, 2009, unreserved and unissued common stock (exclusive of treasury stock) amounted to 115,390,571 shares.

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

Cash dividends paid on common stock were $1.44 per share, $1.40 per share and $1.32 per share for 2009, 2008, and 2007, respectively.

At December 31, 2009, a total of 532,326 shares of common stock were reserved for issuance upon conversion of the 4% preferred stock (2,060 shares) and $2.12 preference stock (530,266 shares). In addition, 40,739,191 shares of common stock were reserved for issuance under our dividend reinvestment and other corporate plans.

The following table summarizes the preferred, preference and common stock outstanding:

			Common Stock

	Preferred Stock	Preference Stock	Issued	Treasury	Outstanding

Balance, December 31, 2006	135	39,607	323,337,912	(102,724,590)	220,613,322
Repurchase of common stock				(9,075,104)
Issuances of common stock				2,934,801
Conversions of common stock	—	(2,538)		41,940

Balance, December 31, 2007	135	37,069	323,337,912	(108,822,953)	214,514,959
Repurchase of common stock				(9,246,535)
Issuances of common stock				896,030
Conversions of common stock	—	(1,013)		16,739

Balance, December 31, 2008	135	36,056	323,337,912	(117,156,719)	206,181,193
Repurchase of common stock				—
Issuances of common stock				949,689
Conversions of common stock	(50)	(3,977)		66,946

Balance, December 31, 2009	85	32,079	323,337,912	(116,140,084)	207,197,828

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follow:

	2009	2008	2007

Foreign currency translation adjustments (1)	$155,620	$35,800	$341,252
Net unrealized loss on derivatives	(11,738)	(18,952)	(282)
Net unrealized gain on investment securities	649	932	352
Amortization of pension and postretirement costs	53,589	36,261	22,172
Net unamortized loss on pension and postretirement plans	(655,498)	(650,382)	(274,838)

Accumulated other comprehensive (loss) income	$(457,378)	$(596,341)	$88,656

(1) Includes net deferred translation gains of $22.5 million, $41.7 million and $47.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts are associated with inter-company loans denominated in a foreign currency that have been designated as a hedge of net investment.

12. Stock Plans

We account for stock-based awards exchanged for employee services in accordance with the share-based payment accounting guidance. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

The following table shows total stock-based compensation expense for stock options, restricted stock units, and employee stock purchase plans.

	Years Ended December 31,

	2009	2008	2007

Stock options	$6,649	$11,851	$14,001
Restricted stock units	14,888	11,168	7,115
Employee stock purchase plans	224	3,383	3,015

Pre-tax stock-based compensation	$21,761	$26,402	$24,131

The following table shows stock-based compensation expense as included in the Consolidated Statements of Income:

	Years Ended December 31,

	2009	2008	2007

Cost of equipment sales	$1,486	$1,802	$1,649
Cost of support services	640	777	710
Cost of business services	884	1,073	980
Selling, general and administrative	18,020	21,862	19,984
Research and development	731	888	808

Pre-tax stock-based compensation	21,761	26,402	24,131
Income tax	(7,458)	(9,109)	(8,277)

Stock-based compensation expense, net	$14,303	$17,293	$15,854

Basic earnings per share impact	$0.07	$0.08	$0.07

Diluted earnings per share impact	$0.07	$0.08	$0.07

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Capitalized stock-based compensation costs at December 31, 2009 and 2008 were not material.

At December 31, 2009, $4.2 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 1.3 years. At December 31, 2009, $23.0 million of unrecognized compensation cost related to non-vested restricted stock units is expected to be recognized over a weighted average period of 1.7 years.

No options were exercised during 2009. The total intrinsic value of options exercised during the years ended 2008 and 2007, was $1.1 million and $28.1 million, respectively. The total intrinsic value of restricted stock units converted during 2009 was $5.2 million. Proceeds from issuance of stock in our Consolidated Statements of Cash Flows for 2009, 2008 and 2007 include $0.0 million, $5.0 million and $3.4 million, respectively, of windfall tax benefits from stock options exercised and restricted stock units converted.

We settle employee stock compensation awards with treasury shares.

Our stock-based compensation awards require a minimum requisite service period of one year for retirement eligible employees to vest.

At December 31, 2009, there were 15,102,457 shares available for future grants of stock options and restricted stock units under our stock plans.

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

Stock Options
Under our stock plan, certain officers and employees are granted options at prices equal to the market value of our common shares at the date of grant. Options granted from 2005 through 2008 generally become exercisable in four equal installments during the first four years following their grant and expire ten years from the date of grant. Options granted on or after 2009 generally become exercisable in three equal installments during the first three years following their grant and expire ten years from the date of grant.

The following tables summarize information about stock option transactions during 2009:

	Shares	Per share weighted average exercise price

Options outstanding at December 31, 2008	18,808,070	$42.50
Granted	1,638,709	$24.75
Exercised	—	—
Canceled	(2,663,460)	$58.14
Forfeited	(203,240)	$32.71

Options outstanding at December 31, 2009	17,580,079	$38.59

	Shares	Per share weighted average exercise price

Options exercisable at December 31, 2009	13,756,746	$39.93

We granted 2,126,310 and 1,488,387 options in 2008 and 2007, respectively. The weighted average exercise price of the options granted was $36.74 and $47.17 in 2008 and 2007, respectively.

The weighted-average remaining contractual life of the total options outstanding and options exercisable at December 31, 2009 was 4.3 years and 3.2 years, respectively. The total options outstanding and exercisable at December 31, 2009 had no intrinsic value.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The weighted average remaining contractual life of the options outstanding and options exercisable at December 31, 2008 was 4.3 years and 3.2 years, respectively. The total options outstanding and exercisable at December 31, 2008 had no intrinsic value.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

Options Outstanding

Range of per share exercise prices	Number	Weighted average remaining contractual life	Per share weighted average exercise price

$24.75 - $30.99	3,315,684	4.2 years	$25.97
$31.00 - $36.99	4,094,373	5.09 years	$34.70
$37.00 - $42.99	4,480,366	4.16 years	$41.14
$43.00 - $48.03	5,689,656	3.79 years	$46.73

	17,580,079

Options Exercisable

Range of per share exercise prices	Number	Per share weighted average exercise price

$24.75 - $30.99	1,768,712	$27.04
$31.00 - $36.99	2,630,074	$33.57
$37.00 - $42.99	4,192,174	$41.04
$43.00 - $48.03	5,165,786	$46.69

	13,756,746

Certain employees eligible for performance-based compensation may defer up to 100% of their annual awards, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan. Participants may allocate deferred compensation among specified investment choices. Previously, the investment choices offered included stock options under the U.S. stock option plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years from the date of grant. There were 99,993, 131,214 and 163,480 options outstanding under this plan at December 31, 2009, 2008 and 2007, respectively, which are included in outstanding options under our U.S. stock option plan. Beginning with the 2004 plan year, options were no longer offered as an investment choice.

We estimate the fair value of stock options using a Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the volatility of our stock, the risk-free interest rate and our dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of our stock option grants. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value we made under the share-based payments accounting guidance.

The fair value of stock options granted and related assumptions are as follows:

	Years ended December 31,

	2009	2008	2007

Expected dividend yield	4.5%	3.0%	2.9%
Expected stock price volatility (1)	21.4%	12.3%	13.7%
Risk-free interest rate (2)	2.4%	2.7%	4.7%
Expected life – years (3)	7.5	5.0	5.0
Weighted-average fair value per option granted	$3.04	$3.22	$6.69

(1)	Our estimates of expected stock price volatility are based on historical price changes of our stock.

(2)	The risk-free interest rate is based on U.S. Treasuries with a term equal to the expected option term.

(3)	The expected life is based on historical experience.

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

Restricted stock awards are subject to one or more restrictions, which may include continued employment over a specified period or the attainment of specified financial performance goals. Where a restricted stock award is subject to attainment of financial performance goals and subsequent tenure, if the performance objectives are achieved, the restrictions would be released, in total or in part, only if the executive is still employed by us at the end of the service period. Where the sole restriction of a restricted stock award is continued employment over a specified period, such period may not be less than three years. The compensation expense for each award is recognized over the service period. We did not issue any shares of restricted stock during 2009 or 2007. We issued 10,000 shares of restricted stock in 2008. We recorded compensation expense, net of taxes, of $0.1 million, $0.0 million and $0.7 million in 2009, 2008, and 2007, respectively.

The following table summarizes information about restricted stock unit transactions during 2009:

	Units / Shares	Weighted average grant date fair value

Restricted stock units outstanding at December 31, 2008	791,281	$40.50
Granted	867,129	$24.39
Vested	(231,939)	$41.34
Forfeited	(84,742)	$34.28

Restricted stock units outstanding at December 31, 2009	1,341,729	$30.55

We issued 512,415 shares and 334,442 shares of restricted stock units in 2008 and 2007, respectively. The weighted average grant price was $36.91 and $47.91 for 2008 and 2007, respectively. The intrinsic value of the outstanding restricted stock units at December 31, 2009 was $30.5 million, with a weighted average remaining term of 2.6 years.

Employee Stock Purchase Plans
The U.S. Employee Stock Purchase Plan enables substantially all U.S. and Canadian employees to purchase shares of our common stock at a discounted offering price and is considered a compensatory plan in accordance the share-based payments accounting guidance. In 2009, the offering price was increased to 95% from 85% in 2008 of the average price of our common stock on the New York Stock Exchange on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. No future offerings were made under the U.K. S.A.Y.E. Plan after 2008. Prior to the time the offering ceased, eligible employees of our participating U.K. subsidiaries were able to purchase shares of our stock at a discounted offering price which was 90% of the average closing price of our common stock on the New York Stock Exchange for the three business days preceding the offering date. We may grant rights to purchase up to 5,686,017 common shares to our regular employees under the U.S. and U.K. Plans. Compensation expense relating to the U.S. Plan is recognized over a twelve month participation period. Compensation expense for the U.K. Plan is recognized over participation periods of 3 or 5 years.

We granted rights to purchase 540,660 shares in 2009, 437,350 shares in 2008 and 446,755 shares in 2007. The per share fair value of rights granted was $0 in 2009, $5 in 2008 and $8 in 2007 for the U.S. ESPP and $0 in 2009, $4 in 2008 and $7 in 2007 for the U.K. ESPP.

Directors’ Stock Plan
Under this plan, each non-employee director is granted 2,200 shares of restricted common stock annually. Shares granted at no cost to the directors were 26,400 in 2009, 26,400 in 2008 and 24,665 in 2007. Compensation expense, net of taxes, was $0.4 million for 2009, $0.6 million for 2008 and $0.8 for 2007. The shares carry full voting and dividend rights but, except as provided herein, may not be transferred or alienated until the later of (1) termination of service as a director, or, if earlier, the date of a change of control, or (2) the expiration of the six-month period following the grant of such shares. If a director terminates service as a director prior to the expiration of the six-month period following a grant of restricted stock, that award will be forfeited. The Directors’ Stock Plan permits certain limited dispositions of restricted common stock to family members, family trusts or partnerships, as well as donations

PITNEY BOWES INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

to charity after the expiration of the six-month holding period, provided the director retains a minimum of 7,500 shares of restricted common stock.

Non-employee directors may defer up to 100% of their eligible compensation, subject to the terms and conditions of the Pitney Bowes Deferred Incentive Savings Plan for directors. Participants may allocate deferred compensation among specified investment choices. Previously, the investment choices offered included stock options under the Directors’ Stock Plan. Stock options acquired under this plan were generally exercisable three years following their grant and expired after a period not to exceed ten years. There were 15,269, 15,269 and 22,091 options outstanding under this plan at December 31, 2009, 2008 and 2007, respectively. Beginning with the 2004 plan year, options were no longer offered as an investment choice.

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

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2009 and 2008, respectively. As required by the fair value measurements guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	Recurring Fair Value Measurements at December 31, 2009 by Level

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds	$225,581	$—	$—	$225,581
Equity securities	—	21,027	—	21,027
Debt securities - U.S. and foreign governments, agencies, and municipalities	53,173	28,754	—	81,927
Corporate notes and bonds	—	13,305	—	13,305
Asset-backed securities	—	296	—	296
Mortgage-backed securities	—	19,708	—	19,708
Derivatives
Interest rate swaps	—	13,284	—	13,284
Foreign exchange contracts	—	2,390	—	2,390

Total assets	$278,754	$98,764	$—	$377,518

Liabilities:
Derivatives
Foreign exchange contracts	$—	$3,050	$—	$3,050

Total liabilities	$—	$3,050	$—	$3,050

	Recurring Fair Value Measurements at December 31, 2008 by Level

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds	$192,980	$—	$—	$192,980
Equity securities	—	19,541	—	19,541
Debt securities - U.S. and foreign governments, agencies, and municipalities	30,583	14,411	—	44,994
Corporate notes and bonds	—	7,703	—	7,703
Asset-backed securities	—	2,658	—	2,658
Mortgage-backed securities	—	31,431	—	31,431
Derivatives
Interest rate swaps	—	32,486	—	32,486

Total assets	$223,563	$108,230	$—	$331,793

Liabilities:
Derivatives
Foreign exchange contracts	$—	$286	$—	$286
Treasury lock and forward starting swaps	—	31,326	—	31,326

Total liabilities	$—	$31,612	$—	$31,612

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

     •     U.S. Agency Issued Debt: U.S. Agency issued debt is based on active, high volume trades for identical or comparable securities. Non-callable agency issued debt securities are generally valued using quoted market prices. Callable agency issued debt securities are valued through benchmarking model derived prices to quoted market prices and trade data for identical or comparable securities. Our agency issued debt securities are categorized in Level 2 of the fair value hierarchy.

     •     Corporate Notes and Bonds: The fair value of corporate debt securities is estimated using recently executed transactions, market price quotations where observable, or bond spreads. The spread data used are for the same maturity as the security. These securities are classified in Level 2 of the fair value hierarchy.

     •     Asset-Backed Securities (“ABS”) and Mortgage-Backed Securities (“MBS”): These securities are valued based on external pricing indices. When external index pricing is not observable, ABS and MBS are valued based on external price/spread data. If neither pricing method is available, we then utilize broker quotes. We verify that the unadjusted indices or broker quotes are reasonable and that the market is active by comparing prices across multiple (three or more) dealers. When inputs are observable and supported by an active market, asset backed securities and mortgage-backed securities are classified as Level 2 of the fair value hierarchy.

Investment securities are largely composed of investments by The Pitney Bowes Bank (PBB). PBB, our wholly-owned subsidiary, is a Utah-chartered Industrial Loan Company (ILC). The bank’s investments at December 31, 2009 were $222.4 million. We reported these investments in the Consolidated Balance Sheets as cash and cash equivalents of $151.3 million, short-term investments of $14.2 million and long-term investments, which are presented within other assets, of $56.9 million. The bank’s investments at December 31, 2008 were $196.9 million. We reported these investments in the Consolidated Balance Sheets as cash and cash equivalents of $125.8 million, short-term investments of $18.3 million and long-term investments, which are presented within other assets, of $52.8 million.

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

The following is a summary of our derivative fair values at December 31, 2009:

Designation of Derivatives	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$456
	Other assets:
	Interest rate swaps	13,284
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	1,114
Derivatives not designated as hedging
instruments	Other current assets and prepayments:
	Foreign exchange contracts	1,934
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	1,936

	Total Derivative Assets	$15,674
	Total Derivative Liabilities	$3,050

	Total Net Derivative Assets	$12,624

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in income.

In June 2009, we entered into an interest rate swap for an aggregate notional amount of $100 million to effectively convert our interest payments on a portion of the $400 million, 4.625% fixed rate notes due in 2012, into variable interest rates. The variable rates payable are based on one month LIBOR plus 249 basis points. In July 2009, we entered into three additional interest rate swaps for an aggregate notional amount of $300 million to effectively convert our interest payments on the remainder of the $400 million, 4.625% fixed rate notes due in 2012, into variable interest rates. The variable rates payable are based on one month LIBOR plus 248 basis points for $100 million notional amount and one month LIBOR plus 250 basis points for $200 million notional amount. At December 31, 2009, the fair value of the derivatives was an asset of $4.7 million. Long-term debt was increased by $4.7 million at December 31, 2009.

In March 2008, we entered into two interest rate swaps for an aggregate notional amount of $250 million to effectively convert the fixed rate of 5.60% on $250 million of our notes, due 2018, into variable interest rates. The variable rates payable by us are based on six month LIBOR plus 111.5 basis points. At December 31, 2009, the fair value of the derivatives was an asset of $8.6 million. Long-term debt was increased by $8.6 million at December 31, 2009. At December 31, 2008, the fair value of the derivatives was an asset of $32.5 million. Long-term debt was increased by $32.5 million at December 31, 2008.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The following represents the results of our derivatives in fair value hedging relationships for the twelve months ended December 31, 2009:

Derivative Instrument	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income	Hedged Item Income (Expense) Recognized in Income

Interest rate swaps	Interest expense	$12,180	$(23,250)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts arising from the anticipated purchase of inventory between affiliates. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in other comprehensive income in the period that the change in fair value occurs and is reclassified to income in the same period that the hedged item is recorded in income. At December 31, 2009, we had 149 outstanding contracts with a notional amount of $27.8 million associated with these anticipated transactions and a derivative net liability position of $0.7 million. We had no outstanding contracts at December 31, 2008.

The following represents the results of cash flow hedging relationships for the twelve months ended December 31, 2009:

Derivative Instrument	Derivative Gain (Loss) Recognized in OCI (Effective Portion) (1)	Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)

Foreign exchange contracts	$290	Revenue	$—
Foreign exchange contracts	(948)	Cost of sales	—

	$(658)		$—

(1)

At December 31, 2008, there were no outstanding cash flow hedges and, therefore, the opening AOCI balance related to these types of hedges was $0. For the twelve months ended December 31, 2009, there were 82 derivatives that were entered into and settled during the year. For the twelve months ended December 31, 2009, these derivatives reduced revenue in the amount of $0.3 million and increased cost of sales in the amount of $1.7 million.

As of December 31, 2009, $0.3 million of the $0.7 million derivative loss recognized in OCI will be recognized in income within the next 12 months.

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges.

We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the short-term intercompany loans and interest and the mark-to-market on the derivatives are both recorded to income. At December 31, 2009, we had 21 outstanding foreign exchange contracts to buy or sell various currencies with a net liability value of less than $0.1 million. The contracts will expire by May 10, 2010. At December 31, 2008, the liability value of these derivatives was $0.3 million.

The following represents the results of our non-designated derivative instruments for the twelve months ended December 31, 2009:

Derivatives Not Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Derivative Gain (Loss) Recognized in Income

Foreign exchange contracts	Selling, general and administrative expense	$(861)

Net Investment Hedges
One of our intercompany loans denominated in a foreign currency is designated as a hedge of a net investment. The revaluation of this loan is reflected as a deferred translation gain or loss and thereby offsets a portion of the translation adjustment of the applicable foreign subsidiaries’ net assets. At December 31, 2009 and December 31, 2008, we had one intercompany loan with an outstanding

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

value of $61.2 million and $119.2 million, respectively, designated as a net investment hedge. Deferred translation gains of $22.5 million and $41.7 million at December 31, 2009 and December 31, 2008, respectively, were included in accumulated other comprehensive loss in stockholders’ equity (deficit) on the Consolidated Balance Sheets. The following represents our net investment hedge at December 31, 2009:

Net Investment Hedging Relationships	Loan Balance	Location of Deferred Translation Gain (Loss)	Deferred Translation Gain (Loss)

Non-derivative intercompany loan	$61,209	Accumulated other comprehensive loss	$22,550

Credit-Risk-Related Contingent Features
At December 31, 2009, Pitney Bowes maintained investment grade ratings of A / A1. Certain of our derivative instruments contain provisions that would require us to post collateral upon a significant downgrade in our long-term senior unsecured debt ratings. Based on derivative values at December 31, 2009, we would have been required to post $1.3 million in collateral had our long-term senior unsecured debt ratings fallen below BB- / Ba3.

Fair Value of Financial Instruments

The estimated fair value of our financial instruments follows:

	December 31, 2009		December 31, 2008

	Carrying value (1)	Fair value	Carrying value (1)	Fair value

Investment securities	$360,800	$361,845	$297,829	$299,307
Loans receivable	$478,191	$478,191	$528,800	$528,800
Derivatives, net	$12,624	$12,624	$874	$874
Long-term debt	$(4,271,555)	$(4,409,961)	$(3,990,134)	$(3,880,418)

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

14. Restructuring Charges and Asset Impairments

We recorded pre-tax restructuring charges and asset impairments of $48.7 million and $200.3 million for the years ended December 31, 2009 and 2008, respectively.

2009 Program

In 2009, we announced that we are undertaking a series of initiatives that are designed to transform and enhance the way we operate as a global company. In order to enhance our responsiveness to changing market conditions, we are executing a strategic transformation program designed to create improved processes and systems to further enable us to invest in future growth in areas such as our global customer interactions and product development processes. This program is expected to continue into 2012 and will result in the reduction of up to 10 percent of the positions in the company. We expect the total pre-tax cost of this program will be in the range of $250 million to $350 million primarily related to severance and benefit costs incurred in connection with such workforce reductions. Most of the total pre-tax costs will be cash-related charges. Currently, we are targeting annualized benefits, net of system and related investments, in the range of at least $150 million to $200 million on a pre-tax basis. These costs and the related benefits will be recognized as different actions are approved and implemented.

During 2009, we recorded pre-tax restructuring charges of $67.3 million, of which $55.8 million related to severance and benefit costs and $11.5 million related to other exit costs associated with this new transformation project. As of December 31, 2009, 548 employee

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

terminations have occurred. The majority of the liability at December 31, 2009 is expected to be paid during the next twelve months from cash generated from operations.

Pre-tax restructuring reserves at December 31, 2009 for the restructuring actions taken in connection with the 2009 program are composed of the following:

2009 Program

	Balance at December 31, 2008	Expenses	Cash payments	Non-cash charges	Balance at December 31, 2009

Severance and benefit costs	$—	$55,836	$(9,941)	$—	$45,895
Asset impairments	—	18	—	(18)	—
Other exit costs	—	11,492	(4,685)	—	6,807

Total	$—	$67,346	$(14,626)	$(18)	$52,702

2007 Program

We announced a program in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. The program included charges primarily associated with older equipment that we had stopped selling upon transition to the new generation of fully digital, networked, and remotely-downloadable equipment.

In 2009, we recorded a pre-tax adjustment to restructuring charges and asset impairments for $18.6 million due to lower than anticipated charges associated with the program announced in November 2007.

In 2008, we recorded pre-tax restructuring charges and asset impairments of $200.3 million, the majority of which related to the program announced in November 2007. These charges included severance and benefit costs of $118.2 million, asset impairment charges related to older technology equipment of $28.5 million and other assets of $2.2 million. Other exit costs of $35.3 million related primarily to lease termination fees, facility closing costs, contract cancellation costs and outplacement costs.

Additional asset impairments, unrelated to restructuring, were also recorded in 2008 and related to intangible assets of $16.0 million principally due to a loss of a customer in one of our marketing consulting businesses and the ongoing shift in market conditions for the litigation support vertical in our Management Services business.

As of December 31, 2009, 2,999 terminations have occurred under this program. The majority of the liability at December 31, 2009 is expected to be paid during the next twelve months from cash generated from operations.

Pre-tax restructuring reserves at December 31, 2009 for the restructuring program announced in November 2007 are composed of the following:

2007 Program

	Balance at December 31, 2008	Expenses	Cash payments	Non-cash charges	Balance at December 31, 2009

Severance and benefit costs	$108,431	$(14,721)	$(78,691)	$—	$15,019
Asset impairments	—	(3,879)	—	3,879	—
Other exit costs	32,678	—	(11,773)	—	20,905

Total	$141,109	$(18,600)	$(90,464)	$3,879	$35,924

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	Balance at December 31, 2007	Expenses	Cash payments	Non-cash charges	Balance at December 31, 2008

Severance and benefit costs	$81,251	$118,239	$(91,059)	$—	$108,431
Asset impairments	—	46,695	—	(46,695)	—
Other exit costs	5,795	35,320	(8,437)	—	32,678

Total	$87,046	$200,254	$(99,496)	$(46,695)	$141,109

15. Commitments and Contingencies

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

Our wholly-owned subsidiary, Imagitas, Inc., is a defendant in ten purported class actions filed in six different states. These lawsuits have been coordinated in the United States District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleges that the Imagitas DriverSource program violates the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas entered into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assisted the state in performing its governmental function of delivering these mailings and funding the costs of them. The plaintiffs in these actions are seeking statutory damages under the DPPA. On April 9, 2008, the District Court granted Imagitas’ motion for summary judgment in one of the coordinated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). On July 30, 2008, the District Court issued a final judgment in the Rine lawsuit and stayed all of the other cases filed against Imagitas pending an appellate decision in Rine. On August 27, 2008, the Rine plaintiffs filed an appeal of the District Court’s decision in the United States Court of Appeals, Eleventh Judicial Circuit (the “Circuit Court”). On December 21, 2009, the Circuit Court affirmed the District Court decision. On January 8, 2010, the Rine plaintiffs filed a petition for rehearing en banc with the Circuit Court.

We expect to prevail in the lawsuits against Imagitas; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

On October 28, 2009, the Company and certain of our current and former officers, were named as defendants in NECA-IBEW Health & Welfare Fund v. Pitney Bowes Inc. et al., a class action lawsuit filed in the U.S. District Court for the District of Connecticut. The complaint asserts claims under the Securities Exchange Act of 1934 on behalf of those who purchased the common stock of the Company during the period between July 30, 2007 and October 29, 2007 alleging that the company, in essence, missed two financial projections. We believe this case is without merit and intend to defend it vigorously.

Product Warranties

We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our best estimate of probable liability for product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, our product warranty liability at December 31, 2009 and December 31, 2008, respectively, was not material.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

16. Leases

In addition to factory and office facilities owned, we lease similar properties, as well as sales and service offices, equipment and other properties, generally under long-term operating lease agreements extending from 3 to 25 years.

Future minimum lease payments under non-cancelable operating leases at December 31, 2009 are as follows:

Years ending December 31,	Operating leases

2010	$109,603
2011	79,739
2012	56,388
2013	33,118
2014	19,623
Thereafter	23,453

Total minimum lease payments	$321,924

Rental expense was $124.5 million, $129.1 million and $146.9 million in 2009, 2008 and 2007, respectively.

17. Finance Assets

Finance Receivables

Finance receivables are comprised of sales-type leases and customer loan receivables. Sales-type leases are generally due in monthly, quarterly or semi-annual installments over periods ranging from 3 to 5 years. Customer loan receivables arise primarily from financing services offered to our customers for postage, supplies and shipping payments.

The components of finance receivables were as follows:

	December 31,

	2009	2008

Gross finance receivables	$3,117,741	$3,338,799
Unguaranteed residual values	282,208	273,529
Unearned income	(601,431)	(664,828)
Allowance for credit losses	(72,158)	(71,790)

Net investment in finance receivables	$2,726,360	$2,875,710

Net investment in finance receivables include net customer loan receivables at December 31, 2009 and 2008 of $478.2 million and $528.8 million, respectively. Customer loan receivables are generally due each month, however, customers may rollover outstanding balances. See discussion on Pitney Bowes Bank below.

Maturities of gross finance receivables are as follows:

Years ending December 31,
2010	$1,516,802
2011	701,201
2012	478,911
2013	286,755
2014	113,598
Thereafter	20,474

Total	$3,117,741

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Pitney Bowes Bank

The Pitney Bowes Bank (PBB), our wholly owned subsidiary, is a Utah-chartered Industrial Loan Company (ILC). At December 31, 2009, PBB had assets of $687 million and liabilities of $632 million. The bank’s assets consist of finance receivables, short and long-term investments and cash. PBB’s key product offering, Purchase Power, is a revolving credit solution, which enables customers to finance their postage costs when they refill their meter. PBB earns revenue through transaction fees, finance charges on outstanding balances, and other fees for services. The bank’s liabilities consist primarily of PBB’s deposit solution, Reserve Account, which provides value to large-volume mailers who prefer to prepay postage and earn interest on their deposits. PBB is regulated by the FDIC and the Utah Department of Financial Institutions.

Leveraged Leases

Our investment in leveraged lease assets consists of the following:

	December 31,

	2009	2008

Rental receivables	$1,747,811	$1,523,617
Unguaranteed residual values	13,399	11,522
Principal and interest on non-recourse loans	(1,341,820)	(1,173,789)
Unearned income	(186,031)	(159,429)

Investment in leveraged leases	233,359	201,921
Less: Deferred taxes related to leveraged leases	(175,329)	(149,262)

Net investment in leveraged leases	$58,030	$52,659

The following is a summary of the components of income from leveraged leases:

	December 31,

	2009	2008	2007

Pre-tax leveraged lease income	$918	$316	$4,270
Income tax effect	6,676	7,063	1,186

Income from leveraged leases	$7,594	$7,379	$5,456

Income from leveraged leases was positively impacted by $2.8 million and $2.6 million in 2009 and 2008, respectively, and negatively impacted by $0.2 million in 2007 due to changes in statutory tax rates.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

18. Business Segment Information

We conduct our business activities in seven reporting segments within two business groups, Mailstream Solutions and Mailstream Services. The principal products and services of each of our reporting segments are as follows:

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

EBIT, a non-GAAP measure, is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally managed across the entire company on a consolidated basis. EBIT is determined by deducting from revenue the related costs and expenses attributable to the segment. Segment EBIT also excludes general corporate expenses, restructuring charges and asset impairments. Identifiable assets are those used in our operations and exclude cash and cash equivalents, short-term investments and general corporate assets. Long-lived assets exclude finance receivables and investment in leveraged leases.

As a result of certain organizational changes made during 2009, we have reclassified certain prior year amounts to conform to the current year presentation. The amounts reclassified did not have a material impact to our segment disclosures.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Revenue and earnings before interest and taxes (EBIT) by business segment and geographic area follows:

	Revenue

	2009	2008	2007

U.S. Mailing	$2,016,259	$2,250,399	$2,409,211
International Mailing	920,398	1,133,652	1,069,713
Production Mail	525,745	616,255	622,699
Software	345,739	399,814	326,359

Mailstream Solutions	3,808,141	4,400,120	4,427,982

Management Services	1,060,907	1,172,170	1,134,767
Mail Services	559,200	541,776	441,353
Marketing Services	140,923	148,239	125,693

Mailstream Services	1,761,030	1,862,185	1,701,813

Total	$5,569,171	$6,262,305	$6,129,795

Geographic areas:
United States	$3,979,493	$4,335,650	$4,394,156
Outside the United States	1,589,678	1,926,655	1,735,639

Total	$5,569,171	$6,262,305	$6,129,795

	EBIT

	2009	2008	2007

U.S. Mailing	$743,108	$890,356	$966,612
International Mailing	128,084	184,667	162,257
Production Mail	51,037	81,514	74,364
Software	37,335	28,335	37,031

Mailstream Solutions	959,564	1,184,872	1,240,264

Management Services	72,307	70,173	76,051
Mail Services	82,723	68,800	56,416
Marketing Services	22,938	21,291	6,984

Mailstream Services	177,968	160,264	139,451

Total	$1,137,532	$1,345,136	$1,379,715

Geographic areas:
United States	$971,725	$1,100,900	$1,177,920
Outside the United States	165,807	244,236	201,795

Total	$1,137,532	$1,345,136	$1,379,715

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Additional segment information is as follows:

	Years ended December 31,

	2009	2008	2007

Depreciation and amortization:
U.S. Mailing	$139,176	$146,422	$160,969
International Mailing	53,667	63,389	67,192
Production Mail	7,079	7,358	10,092
Software	34,505	37,317	26,864

Mailstream Solutions	234,427	254,486	265,117

Management Services	44,809	65,320	65,480
Mail Services	31,071	32,045	27,573
Marketing Services	8,876	8,380	10,261

Mailstream Services	84,756	105,745	103,314

Total	$319,183	$360,231	$368,431

	Years ended December 31,

	2009	2008	2007

Capital expenditures:
U.S. Mailing	$78,808	$100,783	$92,640
International Mailing	25,448	45,473	64,241
Production Mail	1,292	3,613	3,435
Software	4,371	12,519	7,755

Mailstream Solutions	109,919	162,388	168,071

Management Services	19,766	28,152	52,540
Mail Services	21,058	30,344	21,431
Marketing Services	514	1,730	91

Mailstream Services	41,338	60,226	74,062

Total	$151,257	$222,614	$242,133

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	December 31,

	2009	2008

Identifiable assets:
U.S. Mailing	$2,948,520	$3,092,653
International Mailing	1,677,082	1,688,275
Production Mail	617,483	594,646
Software	944,248	994,491

Mailstream Solutions	6,187,333	6,370,065

Management Services	879,390	905,410
Mail Services	516,274	508,308
Marketing Services	234,216	293,322

Mailstream Services	1,629,880	1,707,040

Total	$7,817,213	$8,077,105

Identifiable long-lived assets by geographic areas:
United States	$2,846,443	$3,013,369
Outside the United States	909,099	1,057,967

Total	$3,755,542	$4,071,336

Reconciliation of Segment Amounts to Consolidated Totals:

	Years ended December 31,

	2009	2008	2007

EBIT:
Total EBIT for reportable segments	$1,137,532	$1,345,136	$1,379,715
Unallocated amounts:
Interest, net	(203,906)	(216,450)	(241,871)
Corporate expense	(187,254)	(209,543)	(210,544)
Restructuring charges and asset impairments	(48,746)	(200,254)	(264,013)
Other items	(4,450)	(5,712)	(2,576)

Income from continuing operations before income taxes	$693,176	$713,177	$660,711

Depreciation and amortization:
Total depreciation and amortization for reportable segments	$319,183	$360,231	$368,431
Corporate depreciation	19,712	18,886	14,710

Consolidated depreciation and amortization	$338,895	$379,117	$383,141

Capital expenditures:
Total additions for reportable segments	$151,257	$222,614	$242,133
Unallocated amounts	15,471	14,694	22,523

Consolidated capital expenditures	$166,728	$237,308	$264,656

	December 31,

	2009	2008

Total assets:
Total identifiable assets by reportable segments	$7,817,213	$8,077,105
Cash and cash equivalents and short-term investments	427,419	398,222
General corporate assets	289,279	334,909

Consolidated assets	$8,533,911	$8,810,236

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

19. Retirement Plans and Postretirement Medical Benefits

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

During 2009, the Board of Directors approved and adopted a resolution amending both U.S. pension plans, the Pitney Bowes Pension Plan and the Pitney Bowes Pension Restoration Plan, to provide that benefit accruals as of December 31, 2014, will be determined and frozen and no future benefit accruals under the plans will occur after that date. Due to the freezes, the assets and liabilities of the plans were re-measured, resulting in a reduction of pension expense of $2.0 million for 2009. This expense reduction was offset by a one-time curtailment loss of $2.1 million which represents the unamortized prior service costs as of December 31, 2014.

During 2009, we voluntarily contributed a total of $125 million in cash to our global defined benefit pension plans in excess of legally required minimum contributions to increase the funding levels of the plans. Specifically, $100 million was contributed to the U.S. qualified plan and $25 million to certain foreign qualified plans.

For our U.S. defined contribution plans, we contributed $27.2 million, $32.1 million and $30.5 million in 2009, 2008 and 2007, respectively.

Defined Benefit Pension Plans

The change in benefit obligations, plan assets and the funded status for defined benefit pension plans are as follows:

	United States		Foreign

	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$1,605,380	$1,596,486	$384,507	$557,185
Service cost	24,274	29,699	6,853	10,562
Interest cost	93,997	96,205	25,200	29,140
Plan participants’ contributions	—	—	2,231	2,978
Actuarial loss (gain)	17,698	528	63,325	(75,728)
Foreign currency changes	—	—	45,858	(117,234)
Settlement / curtailment	(24,297)	—	(1,579)	—
Special termination benefits	112	2,105	2,012	632
Benefits paid	(117,658)	(119,643)	(20,475)	(23,028)

Benefit obligation at end of year	$1,599,506	$1,605,380	$507,932	$384,507

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	United States		Foreign

	2009	2008	2009	2008

Change in plan assets:
Fair value of plan assets at beginning of year	$1,175,271	$1,675,002	$312,206	$532,627
Actual return on plan assets	177,119	(390,374)	48,128	(101,822)
Company contributions	115,313	10,286	32,755	7,868
Plan participants’ contributions	—	—	2,231	2,978
Foreign currency changes	—	—	39,468	(106,417)
Benefits paid	(117,658)	(119,643)	(20,475)	(23,028)

Fair value of plan assets at end of year	$1,350,045	$1,175,271	$414,313	$312,206

Funded status, end of year:
Fair value of plan assets at end of year	$1,350,045	$1,175,271	$414,313	$312,206
Benefit obligations at end of year	1,599,506	1,605,380	507,932	384,507

Funded status	$(249,461)	$(430,109)	$(93,619)	$(72,301)

Information provided in the table below is only for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2009 and 2008:

	United States		Foreign

	2009	2008	2009	2008

Projected benefit obligation	$1,599,506	$1,605,380	$505,673	$118,726
Accumulated benefit obligation	$1,568,618	$1,501,848	$464,362	$109,424
Fair value of plan assets	$1,350,045	$1,175,271	$411,573	$78,018

The accumulated benefit obligation for all U.S. defined benefit plans at December 31, 2009 and 2008 was $1.6 billion and $1.5 billion, respectively. The accumulated benefit obligation for all foreign defined benefit plans at December 31, 2009 and 2008 was $466 million and $337 million, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	United States		Foreign

	2009	2008	2009	2008

Amounts recognized in the Consolidated Balance Sheets:
Non-current asset	$—	$—	$484	$184
Current liability	(19,424)	(6,513)	(957)	(875)
Non-current liability	(230,037)	(423,596)	(93,146)	(71,610)

Net amount recognized	$(249,461)	$(430,109)	$(93,619)	$(72,301)

Pre-tax amounts recognized in accumulated other comprehensive income (“AOCI”) consist of:
Net actuarial loss	$742,921	$833,674	$161,441	$119,733
Prior service cost/(credit)	(40)	(113)	756	1,211
Transition obligation (asset)	—	—	(196)	(97)

Total	$742,881	$833,561	$162,001	$120,847

The estimated amounts that will be amortized from AOCI into net periodic benefits cost in 2010 are as follows:
Net actuarial loss	$30,936		$3,858
Prior service cost/(credit)	(2,999)		471
Transition obligation	—		(10)

Total	$27,937		$4,319

Weighted average assumptions used to determine end of year benefit obligations:
Discount rate	5.75%	6.05%	2.25% - 6.00%	2.25% - 6.60%
Rate of compensation increase	3.50%	4.25%	2.50% - 5.60%	2.50% - 5.10%

At December 31, 2009 there were no shares of our common stock included in the plan assets of our pension plans.

We anticipate making contributions of up to $20 million each to our U.S. and foreign pension plans during 2010. We will reassess our funding alternatives as the year progresses.

The components of the net periodic benefit cost for defined pension plans are as follows:

	United States			Foreign

	2009	2008	2007	2009	2008	2007

Service cost	$24,274	$29,699	$28,500	$6,853	$10,562	$13,427
Interest cost	93,997	96,205	94,173	25,200	29,140	27,720
Expected return on plan assets	(120,662)	(132,748)	(127,070)	(27,193)	(36,713)	(37,079)
Amortization of transition cost	—	—	—	(61)	142	(706)
Amortization of prior service cost	(2,547)	(2,560)	(2,116)	446	628	663
Recognized net actuarial loss	26,063	18,944	29,860	2,486	3,981	7,347
Special termination	112	2,105	1,187	2,385	632	906
Settlement / curtailment	4,107	—	—	202	—	—

Net periodic benefit cost	$25,344	$11,645	$24,534	$10,318	$8,372	$12,278

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Other changes in plan assets and benefit obligations for defined benefit pension plans recognized in other comprehensive income are as follows:

	United States		Foreign

	2009	2008	2009	2008

Curtailments effects and settlements	$(28,404)	$—	$—	$—
Net actuarial loss (gain)	(38,407)	523,650	44,124	49,007
Prior service cost (credit)	(353)	—	—	—
Amortization of net actuarial (loss) gain	(26,063)	(18,944)	(2,059)	(2,823)
Amortization of prior service (cost) credit	2,547	2,560	(512)	(448)
Net transitional obligation (asset)	—	—	(99)	(96)

Total recognized in other comprehensive income	$(90,680)	$507,266	$41,454	$45,640

	United States			Foreign

	2009	2008	2007	2009	2008	2007

Weighted average assumptions used to determine net periodic benefit costs:
Discount rate	6.05%	6.15%	5.85%	2.25% - 6.60%	2.25% - 5.80%	2.25% - 5.30%
Expected return on plan assets	8.00%	8.50%	8.50%	4.49% - 7.75%	3.50% - 7.75%	3.50% - 7.75%
Rate of compensation increase	4.25%	4.50%	4.50%	2.50% - 5.10%	2.50% - 5.50%	2.50% - 5.30%

The expected return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plans’ investment portfolio after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio was determined based on the target asset allocations for each asset class, adjusted for historical and expected experience of active portfolio management results, when compared to the benchmark returns. When assessing the expected future returns for the portfolio, management placed more emphasis on the expected future returns than historical returns.

U.S. Pension Plans’ Investment Strategy and Asset Allocation

Our U.S. pension plans’ investment strategy supports the objectives of the plans, which are to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligations and the actuarial liabilities, and to earn a nominal rate of return of at least 8.0%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to reduce the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. Investments within the private equity and real estate portfolios are comprised of limited partnership units in primary and secondary fund of funds and units in open-ended commingled real estate funds, respectively. These types of investment vehicles are used in an effort to gain greater asset diversification. We have no hedge fund investments. We do not have any significant concentrations of credit risk within the plan assets. The pension plans’ liabilities, investment objectives and investment managers are reviewed periodically.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The target allocation for 2010 and the asset allocation for the U.S. pension plan at December 31, 2009 and 2008, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,

Asset category	2010	2009	2008

U.S. equities	37%	35%	33%
Non-U.S. equities	19%	19%	17%
Fixed income	32%	38%	39%
Real estate	5%	4%	7%
Private equity	7%	4%	4%

Total	100%	100%	100%

The long-term asset allocation targets we use to manage the investment portfolio are based on the broad asset categories shown above. The plan asset categories presented in the fair value hierarchy are subsets of the broad asset categories.

Foreign Pension Plans’ Investment Strategy

Our foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees, in conjunction with our corporate personnel. The investment strategies adopted by our foreign plans vary by country and plan, with each strategy tailored to achieve the expected rate of return within an acceptable or appropriate level of risk, depending upon the liability profile of plan participants, local funding requirements, investment markets and restrictions. Our largest foreign pension plan is the U.K. plan, which represents 75% of the non-U.S. pension assets. The U.K. pension plan’s investment strategy supports the objectives of the fund, which are to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligations and the actuarial liabilities, and to earn a nominal rate of return of at least 7.25%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to minimize the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. We do not have any significant concentrations of credit risk within the plan assets. The pension plans’ liabilities, investment objectives and investment managers are reviewed periodically.

The target allocation for 2010 and the asset allocation for the U.K. pension plan at December 31, 2009 and 2008, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,

Asset category	2010	2009	2008

U.K. equities	32%	35%	34%
Non-U.K. equities	33%	32%	29%
Fixed income	35%	32%	33%
Cash	—%	1%	4%

Total	100%	100%	100%

The long-term asset allocation targets we use to manage the investment portfolio are based on the broad asset categories shown above. The plan asset categories presented in the fair value hierarchy are subsets of the broad asset categories.

The fair value of the U.K. plan assets was $312 million and $234 million at December 31, 2009 and 2008, respectively, and the expected long-term rate of return on these plan assets was 7.50% and 7.25% in 2009 and 2008, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Fair Value Measurements of Plan Assets

The following tables show, by level within the fair value hierarchy, the financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2009 and 2008, respectively, for the U.S. and foreign pension plans. As required by the fair value measurements guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

U.S. Pension Plans - Fair Value Measurements at December 31, 2009 by Level

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds	$—	$95,534	$—	$95,534
Equity securities	403,536	316,754	—	720,290
Debt securities - U.S. and foreign governments, agencies, and municipalities	50,934	29,628	—	80,562
Corporate debt securities	—	156,811	—	156,811
Mortgage-backed securities	—	132,509	761	133,270
Asset-backed securities	—	17,347	—	17,347
Private equity	—	—	49,231	49,231
Real estate	—	—	50,331	50,331
Derivatives	135	—	—	135
Securities lending fund *	—	139,416	—	139,416

Total assets	$454,605	$887,999	$100,323	$1,442,927

Liabilities:
Investment securities
Derivatives	$2,064	$1	$—	$2,065

Total liabilities	$2,064	$1	$—	$2,065

*	Securities lending fund at December 31, 2009 is offset by a liability of $139,416 recorded in the Pitney Bowes Pension Plan net assets available for benefits.

Foreign Pension Plans - Fair Value Measurements at December 31, 2009 by Level

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds	$—	$—	$—	$—
Equity securities	118,302	133,513	—	251,815
Debt securities - U.S. and foreign governments, agencies, and municipalities	8,817	42,665	—	51,482
Corporate debt securities	—	83,251	—	83,251
Mortgage-backed securities	—	28	—	28
Asset-backed securities	—	1,488	—	1,488
Private equity	—	—	—	—
Real estate	—	—	—	—
Derivatives	—	—	—	—

Total assets	$127,119	$260,945	$—	$388,064

Liabilities:
Investment securities
Derivatives	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The following information relates to our classification of investments into the fair value hierarchy:

     •    Money Market Funds: Money market funds typically invest in government securities, certificates of deposit, commercial paper of companies and other highly liquid and low-risk securities. Money market funds are principally used for overnight deposits. The money market funds are classified in Level 2 of the fair value hierarchy since they are not actively traded on an exchange.

     •    Equity Securities: Equity securities include U.S. and foreign common stock, American Depository Receipts, preferred stock and commingled funds. Equity securities classified in Level 1 of the fair value hierarchy are valued using active, high volume trades for identical securities. Equity securities classified in Level 2 of the fair value hierarchy represent those not listed on an exchange in an active market.

     •    Debt Securities - U.S. and Foreign Governments and its Agencies and Municipalities: Government securities include treasury notes and bonds, foreign government issues, U.S. government sponsored agency debt and commingled funds. Municipal debt securities include general obligation securities and revenue-backed securities. Debt securities classified in Level 1 of the fair value hierarchy are valued using active, high volume trades for identical securities. Debt securities classified in Level 2 of the fair value hierarchy are valued through benchmarking model derived prices to quoted market prices and trade data for identical or comparable securities.

     •    Corporate Debt Securities: Investments are comprised of both investment grade debt (≥BBB-) and high-yield debt (≤BBB-). The fair value of corporate debt securities is estimated using recently executed transactions, market price quotations where observable, or bond spreads. The spread data used are for the same maturity as the security. These securities are classified in Level 2 of the fair value hierarchy.

     •    Mortgage-Backed Securities (“MBS”): Investments are comprised of agency-backed MBS, non-agency MBS, collateralized mortgage obligations, commercial MBS, and commingled funds. These securities are valued based on external pricing indices. When external index pricing is not observable, mortgage-backed securities are valued based on external price/spread data. If neither pricing method is available, we then utilize broker quotes. When inputs are observable and supported by an active market, mortgage-backed securities are classified as Level 2 in the fair value hierarchy. When inputs are unobservable, mortgage-backed securities are classified as Level 3 in the fair value hierarchy.

     •    Asset-Backed Securities (“ABS”): Investments are comprised of credit card receivables, auto loan receivables, student loan receivables, and Small Business Administration loans. These securities are valued based on external pricing indices or external price/spread data. Asset-backed securities are classified as Level 2 in the fair value hierarchy.

     •    Private Equity: Investments are comprised of units in fund of fund investment vehicles. The fund of fund vehicles consist of various private equity investments and are used in an effort to gain greater diversification. The investments are valued in accordance with the most appropriate valuation techniques. These investments are classified in Level 3 in the fair value hierarchy due to the unobservable inputs used to determine a fair value.

     •    Real Estate: Investments include units in open-ended commingled real estate funds. The properties that comprise these funds are valued externally by an independent appraiser using the most appropriate valuation techniques. These investments are classified in Level 3 in the fair value hierarchy due to the unobservable inputs used to determine a fair value.

     •    Derivatives: Instruments are comprised of futures, forwards, options and warrants and are used to gain exposure to a desired investment as well as for defensive hedging purposes against currency and interest rate fluctuations. Derivative instruments classified in Level 1 of the fair value hierarchy are valued through a readily available exchange listed price. Derivative instruments classified in Level 2 of the fair value hierarchy are valued using observable inputs but are not listed or traded on an exchange. Derivative instruments classified in Level 3 of the fair value hierarchy are valued using unobservable inputs.

     •    Securities Lending Fund: Investment represents a commingled fund through our custodian’s securities lending program. The U.S. pension plan lends securities that are held within the plan to other banks and/or brokers, for which we receive collateral. This collateral is invested in the commingled fund, which invests in short-term fixed income securities such as commercial paper, short-term ABS and other short-term issues. Since the commingled fund is not listed or traded on an exchange, the investment is classified as Level 2 in the fair value hierarchy. The investment presented in the fair value hierarchy is offset by a liability of an equal amount representing assets that participate in securities lending program, which is reflected in the Pitney Bowes Pension Plan’s net assets available for benefits.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Level 3 Gains and Losses

The following table shows a summary of the changes in the fair value of the U.S. pension plans level 3 assets for the year ended December 31, 2009:

U.S. Pension Plans - Level 3 Fair Value Measurements - Year Ended December 31, 2009

	Mortgage- backed securities	Private equity	Real estate	Derivatives	Total

Balance at December 31, 2008	$863	$41,541	$85,500	$589	$128,493
Realized gains / (losses)	(3)	—	416	(553)	(140)
Unrealized gains / (losses)	(3)	(6,038)	(35,007)	692	(40,356)
Purchases, sales, issuances and settlements (net)	(96)	13,728	(578)	(728)	12,326
Transfers in and/or out of level 3	—	—	—	—	—

Balance at December 31, 2009	$761	$49,231	$50,331	$—	$100,323

Reconciliation of Plan Assets to Fair Value Measurements Hierarchy

The following tables show a reconciliation of the total fair value of pension plan assets to the fair value of financial instruments presented in the fair value measurements hierarchy for the U.S. and foreign pension plans at December 31, 2009:

Reconciliation of Plan Assets to Fair Value Measurements Hierarchy at December 31, 2009

	United States	Foreign

Total Plan Assets	$1,350,045	$414,313
Cash	(848)	(24,843)
Securities lending fund liability	139,416	—
Receivables / Prepaid benefits	(79,936)	—
Payables / Accrued expenses	33,589	—
Other	(1,404)	(1,406)

Total Per Fair Value Measurements Hierarchy	$1,440,862	$388,064

Nonpension Postretirement Benefits

We provide certain health care and life insurance benefits to eligible retirees and their dependents. The cost of these benefits is recognized over the period the employee provides credited services to the Company. Substantially all of our U.S. and Canadian employees become eligible for retiree health care benefits after reaching age 55 or in the case of employees of Pitney Bowes Management Services after reaching age 60 and with the completion of the required service period. U.S. employees hired after January 1, 2005, and Canadian employees hired after April 1, 2005, are not eligible for retiree health care benefits.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The change in benefit obligations, plan assets and the funded status for nonpension postretirement benefit plans are as follows:

	December 31,

	2009	2008

Change in benefit obligation:
Benefit obligations at beginning of year	$244,544	$246,572
Service cost	3,424	3,613
Interest cost	14,437	14,410
Plan participants’ contributions	8,778	8,627
Actuarial loss (gain)	21,489	14,662
Foreign currency changes	2,509	(3,653)
Gross benefits paid	(43,494)	(42,259)
Less federal subsidy on benefits paid	2,718	2,572

Benefit obligations at end of year	$254,405	$244,544

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contribution	31,998	31,060
Plan participants’ contributions	8,778	8,627
Gross benefits paid	(43,494)	(42,259)
Less federal subsidy on benefits paid	2,718	2,572

Fair value of plan assets at end of year	$—	$—

Funded status, end of year:
Fair value of plan assets at end of year	$—	$—
Benefit obligations at end of year	254,405	244,544

Funded status	$(254,405)	$(244,544)

The discount rates used in determining the accumulated postretirement benefit obligations for the U.S. plan were 5.35% in 2009 and 5.95% in 2008. The discount rates used in determining the accumulated postretirement benefit obligations for the Canadian plan were 5.85% in 2009 and 6.60% in 2008.

	2009	2008

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liability	$(26,293)	$(26,920)
Non-current liability	(228,112)	(217,624)

Net amount recognized	$(254,405)	$(244,544)

Pre-tax amounts recognized in AOCI consist of:
Net actuarial loss	$74,044	$55,764
Prior service credit	(8,397)	(10,872)

Total	$65,647	$44,892

The components of the net periodic benefit cost for nonpension postretirement benefit plans are as follows:

	2009	2008	2007

Service cost	$3,424	$3,613	$3,529
Interest cost	14,437	14,410	13,904
Amortization of prior service benefit	(2,475)	(2,471)	(2,472)
Recognized net actuarial loss	4,092	3,386	2,214

Net periodic benefit cost	$19,478	$18,938	$17,175

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Other changes in plan assets and benefit obligations for nonpension postretirement benefit plans recognized in other comprehensive income are as follows:

	2009	2008

Net actuarial loss (gain)	$21,367	$15,067
Prior service cost (credit)	—	—
Amortization of net actuarial (loss) gain	(4,092)	(3,257)
Amortization of prior service (cost) credit	2,475	2,478
Adjustment for actual Medicare Part D Premium	1,005	1,191

Total recognized in other comprehensive income	$20,755	$15,479

Weighted average assumptions used to determine net periodic costs during the years:

	2009	2008	2007

Discount rate – U.S.	5.95%	5.90%	5.85%
Discount rate – Canada	6.60%	5.25%	5.00%

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2010 are as follows:

Net actuarial loss	$5,894
Prior service credit	(2,513)

Total	$3,381

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations for the U.S. plan was 7.50% for 2009 and 8.00% for 2008. The assumed health care trend rate is 7.50% for 2010 and we assume it will gradually decline to 5.00% by the year 2015 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have the following effects:

	1 % Increase	1 % Decrease

Effect on total of service and interest cost components	$590	$(507)
Effect on postretirement benefit obligations	$8,693	$(7,584)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits

For the year ending 12/31/10	$133,052
For the year ending 12/31/11	123,634
For the year ending 12/31/12	131,716
For the year ending 12/31/13	134,787
For the year ending 12/31/14	139,896
For the years ending 12/31/15-12/31/19	723,097

$1,386,182

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	Nonpension

	Gross	Medicare Part D Subsidy	Net

For the year ending 12/31/10	$29,182	$(2,954)	$26,228
For the year ending 12/31/11	28,189	(3,188)	25,001
For the year ending 12/31/12	27,009	(3,439)	23,570
For the year ending 12/31/13	25,792	(3,696)	22,096
For the year ending 12/31/14	24,831	(3,903)	20,928
For the years ending 12/31/15-12/31/19	112,379	(17,215)	95,164

	$247,382	$(34,395)	$212,987

20. Earnings per Share

A reconciliation of the basic and diluted earnings per share computations for income from continuing operations for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009

(Weighted average shares in thousands)	Income	Weighted Average Shares	Per Share

Pitney Bowes Inc. net income	$423,445
Less:
Preferred stock dividends	—
Preference stock dividends	(72)

Basic earnings per share	$423,373	206,734	$2.05

Basic earnings per share	$423,373	206,734
Effect of dilutive securities:
Preferred stock	—	3
Preference stock	72	568
Stock options and stock purchase plans	—	7
Other stock plans	—	10

Diluted earnings per share	$423,445	207,322	$2.04

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:

Continuing operations	$2.09
Discontinued operations	(0.04)

Net income	$2.05

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:

Continuing operations	$2.08
Discontinued operations	(0.04)

Net income	$2.04

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	2008

(Weighted average shares in thousands)	Income	Weighted Average Shares	Per Share

Pitney Bowes Inc. net income	$419,793
Less:
Preferred stock dividends	—
Preference stock dividends	(77)

Basic earnings per share	$419,716	208,425	$2.01

Basic earnings per share	$419,716	208,425
Effect of dilutive securities:
Preferred stock	—	3
Preference stock	77	601
Stock options and stock purchase plans	—	603
Other stock plans	—	67

Diluted earnings per share	$419,793	209,699	$2.00

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations			$2.15
Discontinued operations			(0.13)

Net income			$2.01

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations			$2.13
Discontinued operations			(0.13)

Net income			$2.00

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	2007

(Weighted average shares in thousands)	Income	Weighted Average Shares	Per Share

Pitney Bowes Inc. net income	$366,781
Less:
Preferred stock dividends	—
Preference stock dividends	(81)

Basic earnings per share	$366,700	218,444	$1.68

Basic earnings per share	$366,700	218,444
Effect of dilutive securities:
Preferred stock	—	3
Preference stock	81	638
Stock options and stock purchase plans	—	2,028
Other stock plans	—	107

Diluted earnings per share	$366,781	221,220	$1.66

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations			$1.65
Discontinued operations			0.03

Net income			$1.68

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations			$1.63
Discontinued operations			0.03

Net income			$1.66

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

In accordance with the earnings per share accounting guidance, 6.0 million, 3.3 million and 0.5 million common stock equivalent shares in 2009, 2008 and 2007, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock, and therefore the impact of these shares was anti-dilutive.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

21. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2009 and 2008 follows:

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$1,379,584	$1,378,462	$1,356,820	$1,454,305	$5,569,171
Gross profit (1)	701,988	685,596	688,373	755,190	2,831,147
Restructuring charges and asset impairments	—	—	12,845	35,901	48,746
Income from continuing operations	106,300	116,731	110,278	119,713	453,022
Gain (loss) from discontinued operations, net of income tax	2,623	5,102	(2,429)	(13,405)	(8,109)

Net income before attribution of noncontrolling interests	108,923	121,833	107,849	106,308	444,913
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,521	4,571	4,622	7,754	21,468

Pitney Bowes Inc. net income	$104,402	$117,262	$103,227	$98,554	$423,445

Amounts attributable to Pitney Bowes Inc. common stockholders:
Income from continuing operations	$101,779	$112,160	$105,656	$111,959	$431,554
Gain (loss) from discontinued operations	2,623	5,102	(2,429)	(13,405)	(8,109)

Pitney Bowes Inc. net income	$104,402	$117,262	$103,227	$98,554	$423,445

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders (2):
Continuing operations	$0.49	$0.54	$0.51	$0.54	$2.09
Discontinued operations	0.01	0.02	(0.01)	(0.06)	(0.04)

Net Income	$0.51	$0.57	$0.50	$0.48	$2.05

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders (2):
Continuing operations	$0.49	$0.54	$0.51	$0.54	$2.08
Discontinued operations	0.01	0.02	(0.01)	(0.06)	(0.04)

Net Income	$0.50	$0.57	$0.50	$0.47	$2.04

(1)

Gross profit is defined as total revenue less cost of equipment sales, cost of supplies, cost of software, cost of rentals, financing interest expense, cost of support services and cost of business services.

(2)	The sum of the quarters and earnings per share amounts may not equal the annual and total amounts due to rounding.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$1,573,957	$1,588,086	$1,547,673	$1,552,589	$6,262,305
Gross profit (1)	801,503	808,856	790,033	795,841	3,196,233
Restructuring charges and asset impairments	17,093	18,815	49,229	115,117	200,254
Income from continuing operations	127,733	136,136	106,832	97,547	468,248
Loss from discontinued operations, net of income tax	(3,832)	(2,831)	(2,063)	(18,974)	(27,700)

Net income before attribution of noncontrolling interests	123,901	133,305	104,769	78,573	440,548
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,798	4,796	6,540	4,621	20,755

Pitney Bowes Inc. net income	$119,103	$128,509	$98,229	$73,952	$419,793

Amounts attributable to Pitney Bowes Inc. common stockholders:
Income from continuing operations	$122,935	$131,340	$100,292	$92,926	$447,493
Loss from discontinued operations	(3,832)	(2,831)	(2,063)	(18,974)	(27,700)

Pitney Bowes Inc. net income	$119,103	$128,509	$98,229	$73,952	$419,793

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders (2):
Continuing operations	$0.58	$0.63	$0.48	$0.45	$2.15
Discontinued operations	(0.02)	(0.01)	(0.01)	(0.09)	(0.13)

Net Income	$0.56	$0.62	$0.47	$0.36	$2.01

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders (2):
Continuing operations	$0.58	$0.63	$0.48	$0.45	$2.13
Discontinued operations	(0.02)	(0.01)	(0.01)	(0.09)	(0.13)

Net Income	$0.56	$0.61	$0.47	$0.36	$2.00

(1)

Gross profit is defined as total revenue less cost of equipment sales, cost of supplies, cost of software, cost of rentals, financing interest expense, cost of support services and cost of business services.

(2)	The sum of the quarters and earnings per share amounts may not equal the annual and total amounts due to rounding.

PITNEY BOWES INC.
SCHEDULE II - VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2007 TO 2009

(Dollars in thousands)
Description	Balance at beginning of year	Additions		Deductions		Balance at end of year

Allowance for doubtful accounts
2009	$45,264	$10,516	(1)	$(12,999	) (2)	$42,781
2008	$49,324	$17,134	(1)	$(21,194	) (2)	$45,264
2007	$50,052	$19,880	(1)	$(20,608	) (2)	$49,324

Allowance for credit losses on finance receivables
2009	$71,790	$61,755		$(61,387	) (2)	$72,158
2008	$78,371	$51,736		$(58,317	) (2)	$71,790
2007	$82,499	$44,440		$(48,568	) (2)	$78,371

Valuation allowance for deferred tax asset (3)
2009	$91,405	$5,628		$(1,043)		$95,990
2008	$69,792	$37,942		$(16,329)		$91,405
2007	$33,563	$64,487		$(28,258)		$69,792

(1)	Includes additions charged to expenses, additions from acquisitions and impact of foreign exchange translation.

(2)	Includes uncollectible accounts written off and amounts included in divestitures.

(3)	Included in Consolidated Balance Sheet as a liability.

Exhibit Index

Reference Number per Item 601 of Regulation SK	Exhibit Number in this Form 10-K		Document Name	Page Number

(12)	Exhibit	(i)	Computation of ratio of earnings to fixed charges	98

(21)	Exhibit	(ii)	Subsidiaries of the registrant	99

(23)	Exhibit	(iii)	Consent of experts and counsel	101

	Exhibit	(iv)	Key Employees Incentive Plan	102

	Exhibit	(v)	2007 Stock Plan	107

(31.1)			Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	119

(31.2)			Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	120

(32.1)			Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	121

(32.2)			Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	122

101.INS			XBRL Report Instance Document

101.SCH			XBRL Taxonomy Extension Schema Document

101.CAL			XBRL Taxonomy Calculation Linkbase Document

101.DEF			XBRL Taxonomy Definition Linkbase Document

101.LAB			XBRL Taxonomy Label Linkbase Document

101.PRE			XBRL Taxonomy Presentation Linkbase Document