Form 10-Q
period 2010-03-31
PITNEY BOWES INC /DE/
filed 2010-05-05
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 1-3579

PITNEY BOWES INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0495050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Elmcroft Road, Stamford, Connecticut (Address of principal executive offices)	06926-0700 (Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 29, 2010.

Class	Outstanding

Common Stock, $1 par value per share	207,528,336 shares

PITNEY BOWES INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,

	2010	2009

Revenue:
Equipment sales	$239,936	$231,825
Supplies	85,277	88,029
Software	83,129	79,726
Rentals	155,437	168,130
Financing	162,775	182,798
Support services	180,034	174,347
Business services	441,645	454,729

Total revenue	1,348,233	1,379,584

Costs and expenses:
Cost of equipment sales	106,402	104,064
Cost of supplies	25,365	23,341
Cost of software	20,591	19,497
Cost of rentals	37,071	35,851
Financing interest expense	21,938	24,452
Cost of support services	114,606	117,347
Cost of business services	330,472	353,044
Selling, general and administrative	443,297	450,391
Research and development	40,865	46,949
Restructuring charges and asset impairments	20,722	-
Other interest expense	27,658	27,751
Interest income	(762)	(1,552)

Total costs and expenses	1,188,225	1,201,135

Income from continuing operations before income taxes	160,008	178,449
Provision for income taxes	73,245	72,149

Income from continuing operations	86,763	106,300
(Loss) gain from discontinued operations, net of income tax	(3,130)	2,623

Net income before attribution of noncontrolling interests	83,633	108,923

Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,521

Pitney Bowes Inc. net income	$79,039	$104,402

Amounts attributable to Pitney Bowes Inc. common stockholders:
Income from continuing operations	$82,169	$101,779
(Loss) gain from discontinued operations	(3,130)	2,623

Pitney Bowes Inc. net income	$79,039	$104,402

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders (1):
Continuing operations	$0.40	$0.49
Discontinued operations	(0.02)	0.01

Net income	$0.38	$0.51

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations	$0.40	$0.49
Discontinued operations	(0.02)	0.01

Net income	$0.38	$0.50

Dividends declared per share of common stock	$0.365	$0.36

(1) The sum of the earnings per share amounts may not equal the totals above due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$476,940	$412,737
Short-term investments	19,211	14,682

Accounts receivables, gross	804,929	859,633
Allowance for doubtful accounts receivables	(39,491)	(42,781)

Accounts receivables, net	765,438	816,852

Finance receivables	1,380,606	1,417,708
Allowance for credit losses	(44,578)	(46,790)

Finance receivables, net	1,336,028	1,370,918

Inventories	162,070	156,502
Current income taxes	82,095	101,248
Other current assets and prepayments	101,014	98,297

Total current assets	2,942,796	2,971,236

Property, plant and equipment, net	488,245	514,904
Rental property and equipment, net	344,363	360,207

Finance receivables	1,331,847	1,380,810
Allowance for credit losses	(24,177)	(25,368)

Finance receivables, net	1,307,670	1,355,442

Investment in leveraged leases	242,666	233,359
Goodwill	2,254,115	2,286,904
Intangible assets, net	294,014	316,417
Non-current income taxes	108,023	108,260
Other assets	386,457	387,182

Total assets	$8,368,349	$8,533,911

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,661,467	$1,748,254
Current income taxes	155,871	144,385
Notes payable and current portion of long-term obligations	103,533	226,022
Advance billings	482,849	447,786

Total current liabilities	2,403,720	2,566,447

Deferred taxes on income	313,991	293,459
Tax uncertainties and other income tax liabilities	533,775	525,253
Long-term debt	4,215,728	4,213,640
Other non-current liabilities	610,424	625,079

Total liabilities	8,077,638	8,223,878

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 17)

Stockholders’ (deficit) equity:
Cumulative preferred stock, $50 par value, 4% convertible	4	4
Cumulative preference stock, no par value, $2.12 convertible	841	868
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	246,922	256,133
Retained earnings	4,309,185	4,305,794
Accumulated other comprehensive loss	(483,232)	(457,378)
Treasury stock, at cost (116,004,935 and 116,140,084 shares, respectively)	(4,402,717)	(4,415,096)

Total Pitney Bowes Inc. stockholders’ (deficit) equity	(5,659)	13,663

Total liabilities, noncontrolling interests and stockholders’ (deficit) equity	$8,368,349	$8,533,911

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,

	2010	2009

Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$83,633	$108,923
Restructuring charges, net of tax	13,527	-
Restructuring payments	(27,720)	(32,701)
Payments for settlement of derivative instruments	-	(20,281)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,701	87,386
Stock-based compensation	5,055	5,270
Changes in operating assets and liabilities, excluding effects of acquisitions:
(Increase) decrease in accounts receivables	60,369	72,768
(Increase) decrease in finance receivables	74,205	102,248
(Increase) decrease in inventories	(7,152)	(11,499)
(Increase) decrease in prepaid, deferred expense and other assets	(5,151)	(2,540)
Increase (decrease) in accounts payable and accrued liabilities	(56,894)	(141,542)
Increase (decrease) in current and non-current income taxes	57,312	58,561
Increase (decrease) in advance billings	21,694	44,192
Increase (decrease) in other operating capital, net	7,569	5,686

Net cash provided by operating activities	306,148	276,471

Cash flows from investing activities:
Short-term and other investments	242	6,397
Capital expenditures	(28,367)	(47,776)
Net investment in external financing	(1,400)	764
Reserve account deposits	(11,221)	(21,675)

Net cash used in investing activities	(40,746)	(62,290)

Cash flows from financing activities:
Decrease in notes payable, net	(121,994)	(384,650)
Proceeds from long-term obligations	-	297,513
Proceeds from issuance of common stock	2,992	2,279
Dividends paid to common stockholders	(75,649)	(74,297)
Dividends paid to noncontrolling interests	(4,594)	(4,521)

Net cash used in financing activities	(199,245)	(163,676)

Effect of exchange rate changes on cash and cash equivalents	(1,954)	(3,959)

Increase in cash and cash equivalents	64,203	46,546
Cash and cash equivalents at beginning of period	412,737	376,671

Cash and cash equivalents at end of period	$476,940	$423,217

Cash interest paid	$72,788	$72,749

Cash income taxes paid, net	$24,820	$9,374

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

1. Basis of Presentation

The terms “we”, “us”, and “our” are used in this report to refer collectively to Pitney Bowes Inc. and its subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements of Pitney Bowes Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2009 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly our financial position at March 31, 2010 and December 31, 2009, our results of operations for the three months ended March 31, 2010 and 2009 and our cash flows for the three months ended March 31, 2010 and 2009 have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2010.

These statements should be read in conjunction with the financial statements and notes thereto included in our 2009 Annual Report to Stockholders on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current period presentation.

2. Nature of Operations

We are the largest provider of mail processing equipment and integrated mail solutions in the world. We offer a full suite of equipment, supplies, software and services for end-to-end mailstream solutions which enable our customers to optimize the flow of physical and electronic mail, documents and packages across their operations. We conduct our business activities in seven reporting segments within two business groups: Mailstream Solutions and Mailstream Services. See Note 6 to the Condensed Consolidated Financial Statements for details of our reporting segments and a description of their activities.

3. Recent Accounting Pronouncements

Revenue Recognition

In September 2009, new guidance was introduced addressing the accounting for revenue arrangements with multiple elements and certain revenue arrangements that include software. This will allow companies to allocate consideration in a multiple element arrangement in a way that better reflects the economics of the transaction and will result in the elimination of the residual method. In addition, tangible products that have software components that are “essential to the functionality” of the tangible product will be scoped out of the software revenue guidance. The new guidance will also result in more expansive disclosures. The new guidance will be effective on January 1, 2011, with early adoption permitted. We are currently evaluating the impact of adopting the new guidance.

4. Discontinued Operations

The following table shows selected financial information included in discontinued operations for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,

	2010	2009

Pre-tax income	$-	$9,773
Tax provision	(3,130)	(7,150)

(Loss) gain from discontinued operations, net of tax	$(3,130)	$2,623

The net loss for the three months ended March 31, 2010 relates to the accrual of interest on uncertain tax positions.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The net gain for the three months ended March 31, 2009 relates to $9.8 million pre-tax income ($6.0 million net of tax) for a bankruptcy settlement, which was partially offset by the accrual of interest on uncertain tax positions. We received a bankruptcy settlement for unsecured claims pertaining to the leasing of certain aircraft. These leasing transactions were originally executed by our former Capital Services business, which was sold in 2006. At the time of the Capital Services sale, we retained the rights to the bankruptcy claims. Since these claims were attributable to our former Capital Services business, we recorded the gain on this settlement in discontinued operations.

5. Earnings per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009 is as follows:

	2010			2009

	Income	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share

Pitney Bowes Inc. net income	$79,039			$104,402
Less:
Preferred stock dividends	-			-
Preference stock dividends	(17)			(19)

Basic earnings per share	$79,022	207,333	$0.38	$104,383	206,255	$0.51

Effect of dilutive securities:
Data for basic earnings per share	$79,022	207,333		$104,383	206,255
Preferred stock	-	2		-	3
Preference stock	17	525		19	596
Stock options and stock purchase plans	-	22		-	-
Other stock plans	-	22		-	4

Diluted earnings per share	$79,039	207,904	$0.38	$104,402	206,858	$0.50

			Per Share			Per Share

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations			$0.40			$0.49
Discontinued operations			(0.02)			0.01

Net income			$0.38			$0.51

			Per Share			Per Share

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:
Continuing operations			$0.40			$0.49
Discontinued operations			(0.02)			0.01

Net income			$0.38			$0.50

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

Approximately 5.2 million and 6.9 million common stock equivalent shares for the three months ended March 31, 2010 and 2009, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise prices of such options were greater than the average market price of the common stock and therefore the impact of these shares was anti-dilutive.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

On February 8, 2010, we made our annual stock compensation grant which consisted of approximately 1.7 million stock options and 0.8 million restricted stock units.

6. Segment Information

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

Earnings before interest and taxes (“EBIT”), a non-GAAP measure, is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally managed across the entire company on a consolidated basis. EBIT is determined by deducting from revenue the related costs and expenses attributable to the segment. Segment EBIT also excludes general corporate expenses, restructuring charges and asset impairments.

As a result of certain organizational changes made during the third quarter of 2009, we have reclassified certain 2009 amounts to conform to the revised presentation. The amounts reclassified did not have a material impact to our segment disclosures.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Revenue and EBIT by business segment for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,

	2010	2009

Revenue:
U.S. Mailing	$477,041	$516,017
International Mailing	235,303	237,312
Production Mail	124,776	109,429
Software	79,373	75,375

Mailstream Solutions	916,493	938,133

Management Services	254,616	266,502
Mail Services	145,102	141,251
Marketing Services	32,022	33,698

Mailstream Services	431,740	441,451

Total revenue	$1,348,233	$1,379,584

	Three Months Ended March 31,

	2010	2009

EBIT: (1)
U.S. Mailing	$171,137	$190,628
International Mailing	36,981	30,939
Production Mail	10,914	5,067
Software	4,332	2,604

Mailstream Solutions	223,364	229,238

Management Services	20,092	13,637
Mail Services	24,320	18,575
Marketing Services	4,522	4,222

Mailstream Services	48,934	36,434

Total EBIT	272,298	265,672

Unallocated amounts:
Interest, net (2)	(48,834)	(50,651)
Corporate expenses	(42,734)	(36,572)
Restructuring charges and asset impairments	(20,722)	-

Income from continuing operations before income taxes	$160,008	$178,449

(1)	Earnings before interest and taxes excludes general corporate expenses, restructuring charges and asset impairments.
(2)	Interest, net includes financing interest expense, other interest expense and interest income.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

7. Inventories

Inventories are composed of the following:

	March 31, 2010	December 31, 2009

Raw materials and work in process	$42,105	$36,331
Supplies and service parts	69,098	69,506
Finished products	50,867	50,665

Total	$162,070	$156,502

8. Fixed Assets

	March 31, 2010	December 31, 2009

Property, plant and equipment	$1,812,796	$1,820,797
Accumulated depreciation	(1,324,551)	(1,305,893)

Property, plant and equipment, net	$488,245	$514,904

Rental property and equipment	$704,989	$728,537
Accumulated depreciation	(360,626)	(368,330)

Rental property and equipment, net	$344,363	$360,207

Depreciation expense was $63.3 million and $70.0 million for the three months ended March 31, 2010 and 2009, respectively.

9. Intangible Assets and Goodwill

Intangible assets are composed of the following:

	March 31, 2010			December 31, 2009

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$421,696	$(204,949)	$216,747	$428,888	$(197,497)	$231,391
Supplier relationships	29,000	(14,017)	14,983	29,000	(13,292)	15,708
Software & technology	162,638	(107,862)	54,776	164,211	(103,388)	60,823
Trademarks & trade names	35,121	(28,070)	7,051	35,855	(27,898)	7,957
Non-compete agreements	7,679	(7,222)	457	7,753	(7,215)	538

Total intangible assets	$656,134	$(362,120)	$294,014	$665,707	$(349,290)	$316,417

Amortization expense for intangible assets for the three months ended March 31, 2010 and 2009 was $16.4 million and $17.4 million, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The estimated future amortization expense related to intangible assets is as follows:

Amount

Remaining for year ended December 31, 2010	$43,000
Year ended December 31, 2011	54,000
Year ended December 31, 2012	48,000
Year ended December 31, 2013	42,000
Year ended December 31, 2014	37,000
Thereafter	70,014

Total	$294,014

Changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2010 are as follows:

	Balance at December 31, 2009	Acquired during the period	Other (1)	Balance at March 31, 2010

U.S. Mailing	$218,567	$-	$(75)	$218,492
International Mailing	342,549	-	(15,765)	326,784
Production Mail	137,366	-	(2,691)	134,675
Software	633,938	-	(6,718)	627,220

Mailstream Solutions	1,332,420	-	(25,249)	1,307,171

Management Services	500,055	-	(7,190)	492,865
Mail Services	259,632	-	(350)	259,282
Marketing Services	194,797	-	-	194,797

Mailstream Services	954,484	-	(7,540)	946,944

Total	$2,286,904	$-	$(32,789)	$2,254,115

(1)	“Other” primarily includes foreign currency translation adjustments.

10. Long-term Debt

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

11. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)

At January 1, 2009, Pitney Bowes International Holdings, Inc. (“PBIH”), a subsidiary of the Company, had 3,750,000 shares outstanding or $375 million of variable term voting preferred stock owned by certain outside institutional investors. These preferred shares were entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, was owned directly or indirectly by Pitney Bowes Inc. The preferred stock, $.01 par value, was entitled to cumulative dividends at rates set at auction. The weighted average dividend rate was 4.8% for the variable term voting preferred stock for the three months ended March 31, 2009.

During 2009, PBIH issued 300,000 shares, or $300 million, of perpetual voting preferred stock to certain outside institutional investors. These preferred shares are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by Pitney Bowes Inc. The preferred stock is entitled to cumulative dividends at a rate of 6.125% for a period of 7 years after which it becomes callable and, if it remains outstanding, will yield a dividend that increases by 150% every six months thereafter.

During 2009, PBIH redeemed $375 million of its existing variable term voting preferred stock. The redemption was funded by a combination of the issuance of the $300 million perpetual voting preferred stock, cash flows from operations and the issuance of commercial paper.

Preferred dividends are reported in the Condensed Consolidated Statements of Income as Preferred stock dividends of subsidiaries attributable to noncontrolling interests. Preferred dividends totaled $4.6 million and $4.5 million for the three months ended March 31, 2010 and 2009, respectively. No dividends were in arrears at March 31, 2010 or December 31, 2009.

A rollforward of noncontrolling interests is as follows:

Beginning balance at January 1, 2009	$374,165
Movements:
Share issuances (1)	296,370
Share redemptions	(374,165)

Ending balance at December 31, 2009 and March 31, 2010	$296,370

(1) Net of issuance costs of $3.6 million.

12. Comprehensive Income

Comprehensive income for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,

	2010	2009

Pitney Bowes Inc. net income	$79,039	$104,402
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(33,343)	(59,430)
Net unrealized gain on derivatives	320	6,350
Net unrealized gain (loss) on investment securities	144	(79)
Amortization of pension and postretirement costs	7,025	4,595

Comprehensive income	$53,185	$55,838

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

13. Restructuring Charges and Asset Impairments

We recorded pre-tax restructuring charges and asset impairments of $20.7 million for the three months ended March 31, 2010.

2009 Program

In 2009, we announced that we are undertaking a series of initiatives that are designed to transform and enhance the way we operate as a global company. In order to enhance our responsiveness to changing market conditions, we are executing a strategic transformation program designed to create improved processes and systems to further enable us to invest in future growth in areas such as our global customer interactions and product development processes. This program is expected to continue into 2012 and will result in the reduction of up to 10 percent of the positions in the company. We expect the total pre-tax cost of this program will be in the range of $250 million to $350 million primarily related to severance and benefit costs incurred in connection with such workforce reductions. Most of the total pre-tax costs will be cash-related charges. Currently, we are targeting annualized benefits by 2012, net of system and related investments, in the range of at least $150 million to $200 million on a pre-tax basis. These costs and the related benefits will be recognized as different actions are approved and implemented.

During the three months ended March 31, 2010, we recorded pre-tax restructuring charges of $20.7 million, of which $10.8 million related to severance and benefit costs, $9.3 million related to other exit costs and $0.7 million related to asset impairments associated with this program. As of March 31, 2010, approximately 900 employee terminations have occurred under this program. The majority of the liability at March 31, 2010 is expected to be paid during the next twelve months from cash generated from operations.

Pre-tax restructuring reserves at March 31, 2010 for the restructuring actions taken in connection with the 2009 program are composed of the following:

	Balance at December 31, 2009	Expenses	Cash payments	Non-cash charges	Balance at March 31, 2010

Severance and benefit costs	$45,895	$10,754	$(12,213)	$-	$44,436
Asset impairments	-	652	-	(652)	-
Other exit costs	6,807	9,316	(6,558)	-	9,565

Total	$52,702	$20,722	$(18,771)	$(652)	$54,001

2007 Program

We announced a program in November 2007 to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. The program included charges primarily associated with older equipment that we had stopped selling upon transition to the new generation of fully digital, networked, and remotely-downloadable equipment.

As of March 31, 2010, approximately 3,000 employee terminations have occurred under this program. The majority of the liability at March 31, 2010 is expected to be paid during the next nine months from cash generated from operations.

Pre-tax restructuring reserves at March 31, 2010 for the restructuring program announced in November 2007 are composed of the following:

	Balance at December 31, 2009	Expenses	Cash payments	Non-cash charges	Balance at March 31, 2010

Severance and benefit costs	$15,019	$-	$(7,629)	$-	$7,390
Other exit costs	20,905	-	(1,320)	-	19,585

Total	$35,924	$-	$(8,949)	$-	$26,975

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

14. Pensions and Other Benefit Programs

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended March 31, 2010 and 2009 are as follows:

	United States		Foreign

	Three Months Ended March 31,		Three Months Ended March 31,

	2010	2009	2010	2009

Service cost	$5,717	$7,340	$1,775	$1,592
Interest cost	22,796	24,224	6,929	5,792
Expected return on plan assets	(31,035)	(30,151)	(7,238)	(6,256)
Amortization of transition credit	-	-	(2)	(2)
Amortization of prior service (credit) cost	(632)	(596)	69	103
Amortization of net loss	8,072	7,027	2,543	580
Settlement	2,881	-	-	-

Net periodic benefit cost	$7,799	$7,844	$4,076	$1,809

As we previously disclosed in our Consolidated Financial Statements for the year ended December 31, 2009, we expect to contribute up to $20 million to each of our U.S. and foreign pension plans during 2010. We will reassess our funding alternatives as the year progresses. At March 31, 2010, $13.7 million and $2.8 million of contributions have been made to the U.S. and foreign pension plans, respectively.

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,

	2010	2009

Service cost	$930	$802
Interest cost	3,398	3,562
Amortization of prior service credit	(628)	(620)
Amortization of net loss	1,663	946

Net periodic benefit cost	$5,363	$4,690

For the three months ended March 31, 2010 and 2009, we made $7.4 million and $8.0 million of contributions representing benefit payments, respectively.

15. Income Taxes

The effective tax rate for the three months ended March 31, 2010 and 2009 was 45.8% and 40.4%, respectively. The effective tax rate for 2010 included $9.1 million of tax charges related to the write-off of deferred tax assets as a result of the recent health care reform legislation in the U.S. This legislation, signed in March 2010, includes a provision eliminating the tax deduction for retiree health care costs to the extent of federal subsidies received by companies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. The tax rates for 2010 and 2009 included $8.6 million and $11.1 million, respectively, of tax charges related to the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees. These write-offs of deferred tax assets will not require us to pay any taxes.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2010 and December 31, 2009, respectively. As required by the fair value measurements guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Recurring Fair Value Measurements at March 31, 2010 by Level

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds / commercial paper	$266,595	$3,152	$-	$269,747
Equity securities	-	21,702	-	21,702
Debt securities - U.S. and foreign governments, agencies and municipalities	51,048	33,296	-	84,344
Debt securities - corporate	-	12,366	-	12,366
Asset-backed securities	-	196	-	196
Mortgage-backed securities	-	19,296	-	19,296
Derivatives
Interest rate swaps	-	15,831	-	15,831
Foreign exchange contracts	-	2,159	-	2,159

Total assets	$317,643	$107,998	$-	$425,641

Liabilities:
Derivatives
Foreign exchange contracts	$-	$5,034	$-	$5,034

Total liabilities	$-	$5,034	$-	$5,034

	Recurring Fair Value Measurements at December 31, 2009 by Level

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds / commercial paper	$225,581	$-	$-	$225,581
Equity securities	-	21,027	-	21,027
Debt securities - U.S. and foreign governments, agencies and municipalities	53,173	28,754	-	81,927
Debt securities - corporate	-	13,305	-	13,305
Asset-backed securities	-	296	-	296
Mortgage-backed securities	-	19,708	-	19,708
Derivatives
Interest rate swaps	-	13,284	-	13,284
Foreign exchange contracts	-	2,390	-	2,390

Total assets	$278,754	$98,764	$-	$377,518

Liabilities:
Derivatives
Foreign exchange contracts	$-	$3,050	$-	$3,050

Total liabilities	$-	$3,050	$-	$3,050

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following information relates to our classification into the fair value hierarchy:

     •     Money Market Funds / Commercial Paper: Money market funds typically invest in government securities, certificates of deposit, commercial paper of companies and other highly liquid and low-risk securities. Money market funds are principally used for overnight deposits and are classified in Level 1 of the fair value hierarchy as unadjusted quoted prices in active markets are available for these securities. Direct investments in commercial paper are not listed on an exchange in an active market and are classified in Level 2 of the fair value hierarchy.

     •     Equity Securities: Equity securities are comprised of mutual funds investing in U.S. and foreign common stock. These mutual funds are classified in Level 2 of the fair value hierarchy as they are not separately listed on an exchange. As a result, the funds are valued using quoted prices for similar assets.

     •     Debt Securities – U.S. and Foreign Governments, Agencies and Municipalities: Debt securities valued using active, high volume trades for identical securities are classified in Level 1 of the fair value hierarchy. Valuation adjustments are not applied to these securities. Debt securities valued using quoted market prices for similar securities or benchmarking model derived prices to quoted market prices and trade data for identical or comparable securities are classified in Level 2 of the fair value hierarchy.

     •     Debt Securities - Corporate: Corporate debt securities are valued using recently executed transactions, market price quotations where observable, or bond spreads. The spread data used are for the same maturity as the security. These securities are classified in Level 2 of the fair value hierarchy.

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

Investment securities are largely composed of investments by The Pitney Bowes Bank (PBB). PBB, our wholly-owned subsidiary, is a Utah-chartered Industrial Loan Company (ILC). The bank’s investments at March 31, 2010 were $253.1 million. We reported these investments in the Condensed Consolidated Balance Sheets as cash and cash equivalents of $181.5 million, short-term investments of $15.3 million and long-term investments, which are presented within other assets, of $56.3 million. The bank’s investments at December 31, 2009 were $222.4 million. We reported these investments in the Condensed Consolidated Balance Sheets as cash and cash equivalents of $151.3 million, short-term investments of $14.2 million and long-term investments, which are presented within other assets, of $56.9 million.

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

The following is a summary of our derivative fair values at March 31, 2010 and December 31, 2009:

		Fair Value

Designation of Derivatives	Balance Sheet Location	March 31, 2010	December 31, 2009

Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$399	$456
	Other assets:
	Interest rate swaps	15,831	13,284
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	1,028	1,114
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	1,760	1,934
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	4,006	1,936

	Total Derivative Assets	$17,990	$15,674
	Total Derivative Liabilities	$5,034	$3,050

	Total Net Derivative Assets	$12,956	$12,624

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in income.

In June 2009, we entered into an interest rate swap for an aggregate notional amount of $100 million to effectively convert our interest payments on a portion of the $400 million, 4.625% fixed rate notes due in 2012, into variable interest rates. The variable rates payable are based on one month LIBOR plus 249 basis points. In July 2009, we entered into three additional interest rate swaps for an aggregate notional amount of $300 million to effectively convert our interest payments on the remainder of the $400 million, 4.625% fixed rate notes due in 2012, into variable interest rates. The variable rates payable are based on one month LIBOR plus 248 basis points for $100 million notional amount and one month LIBOR plus 250 basis points for $200 million notional amount. At March 31, 2010, the fair value of the derivative was an asset of $6.6 million. Long-term debt was increased by $6.6 million at March 31, 2010. At December 31, 2009, the fair value of the derivatives was an asset of $4.7 million. Long-term debt was increased by $4.7 million at December 31, 2009.

In March 2008, we entered into two interest rate swaps for an aggregate notional amount of $250 million to effectively convert the fixed rate of 5.60% on $250 million of our notes, due 2018, into variable interest rates. The variable rates payable by us are based on six month LIBOR plus 111.5 basis points. At March 31, 2010, the fair value of the derivatives was an asset of $9.2 million. Long-term debt was increased by $9.2 million at March 31, 2010. At December 31, 2009, the fair value of the derivatives was an asset of $8.6 million. Long-term debt was increased by $8.6 million at December 31, 2009.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following represents the results of our derivatives in fair value hedging relationships for the three months ended March 31, 2010 and 2009:

		Derivative Gain (Loss) Recognized in Income		Hedged Item Income (Expense) Recognized in Income

Derivative Instrument	Location of Gain (Loss) Recognized in Income	2010	2009	2010	2009

Interest rate swaps	Interest expense	$4,530	$1,540	$(8,125)	$(3,500)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts arising from the anticipated purchase of inventory between affiliates. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in other comprehensive income in the period that the change in fair value occurs and is reclassified to income in the same period that the hedged item is recorded in income. At March 31, 2010, we had 138 outstanding contracts with a notional amount of $24.1 million associated with these anticipated transactions and a derivative net liability position of $0.6 million. At December 31, 2009, we had 149 outstanding contracts with a notional amount of $27.8 million associated with these anticipated transactions and a derivative net liability position of $0.7 million.

The following represents the results of cash flow hedging relationships for the three months ended March 31, 2010 and 2009:

	Derivative Gain (Loss) Recognized in OCI (Effective Portion) (1)		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)

Derivative Instrument	2010	2009		2010	2009

Foreign exchange contracts	$(120)	$(664)	Revenue	$162	$-
Foreign exchange contracts	133	112	Cost of sales	(178)	-

	$13	$(552)		$(16)	$-

(1)

For the three months ended March 31, 2010 and 2009, there were 2 and 7 derivatives, respectively, that were entered into and settled within the quarter. Thus, these amounts were not recorded to AOCI but were recorded directly to income. For the three months ended March 31, 2010, these derivatives reduced revenue by less than $0.1 million. For the three months ended March 31, 2009, these derivatives reduced both revenue and cost of sales in the amounts of $0.3 million and less than $0.1 million, respectively.

As of March 31, 2010, $0.3 million of the $0.6 million derivative loss recognized in AOCI will be recognized in income within the next 12 months.

No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges.

We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the short-term intercompany loans and interest and the mark-to-market on the derivatives are both recorded to income. At March 31, 2010, we had 27 outstanding foreign exchange contracts to buy or sell various currencies with a net liability value of $2.2 million. The contracts will mature by June 30, 2010. At December 31, 2009, the net liability value of these derivatives was less than $0.1 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following represents the results of our non-designated derivative instruments for the three months ended March 31, 2010 and 2009:

		Derivative Gain (Loss) Recognized in Income

Derivatives Not Designated as Hedging Instruments	Location of Derivative Gain (Loss)	2010	2009

Foreign exchange contracts	Selling, general and administrative expense	$(7,135)	$(3,847)

Credit-Risk-Related Contingent Features
At March 31, 2010, Pitney Bowes maintained investment grade ratings of A / A1. Certain of our derivative instruments contain provisions that would require us to post collateral upon a significant downgrade in our long-term senior unsecured debt ratings. Based on derivative values at March 31, 2010, we would have been required to post $2.2 million in collateral had our long-term senior unsecured debt ratings fallen below BB- / Ba3.

Fair Value of Financial Instruments

The estimated fair value of our financial instruments follows:

	March 31, 2010		December 31, 2009

	Carrying value (1)	Fair value	Carrying value (1)	Fair value

Investment securities	$406,412	$407,651	$360,800	$361,845
Loans receivable	$447,836	$447,836	$478,191	$478,191
Derivatives, net	$12,956	$12,956	$12,624	$12,624
Long-term debt	$(4,248,359)	$(4,443,442)	$(4,271,555)	$(4,409,961)

(1)     Carrying value includes accrued interest and deferred fee income, where applicable.

The fair value of long-term debt is estimated based on quoted dealer prices for the same or similar issues. The carrying value for cash, cash equivalents, accounts receivable, loans receivable, accounts payable and notes payable approximate fair value because of the short maturity of these instruments.

17. Commitments and Contingencies

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

Our wholly-owned subsidiary, Imagitas, Inc., was a defendant in ten purported class actions filed in six different states. These lawsuits have been coordinated in the United States District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleged that the Imagitas DriverSource program violated the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas entered into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assisted the state in performing its governmental function of delivering these mailings and funding the costs of them. The plaintiffs in these actions were seeking statutory damages under the DPPA. On April 9, 2008, the District Court granted Imagitas’ motion for summary judgment in one of the coordinated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). On July 30, 2008, the District Court issued a final judgment in the Rine lawsuit and stayed all of the other cases filed against Imagitas pending an appellate decision in Rine. On August 27, 2008, the Rine plaintiffs filed an appeal of the District Court’s decision in the United States Court of Appeals, Eleventh Judicial Circuit (the “Circuit Court”). On December 21, 2009, the Circuit Court affirmed the District Court decision. On February 22, 2010, the Circuit Court denied the Rine plaintiffs petition for rehearing en banc. The

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Rine plaintiffs ability to pursue further review of this decision has expired. With respect to the remaining stayed cases, the District Court has requested that the parties provide status reports and a proposed schedule for the remaining proceedings.

We expect to prevail in the lawsuits against Imagitas; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

On October 28, 2009, the Company and certain of our current and former officers, were named as defendants in NECA-IBEW Health & Welfare Fund v. Pitney Bowes Inc. et al.,a class action lawsuit filed in the U.S. District Court for the District of Connecticut. The complaint asserts claims under the Securities Exchange Act of 1934 on behalf of those who purchased the common stock of the Company during the period between July 30, 2007 and October 29, 2007 alleging that the company, in essence, missed two financial projections. We believe this case is without merit and intend to defend it vigorously.

Product Warranties

We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our best estimate of probable liability for product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, our product warranty liability at March 31, 2010 and December 31, 2009, respectively, was not material.

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

The following analysis of our financial condition and results of operations should be read in conjunction with Pitney Bowes’ Condensed Consolidated Financial Statements contained in this report and Pitney Bowes’ Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements

We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q may change based on various factors. The future is difficult to predict. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are those which talk about our current expectations as to the future and include, but are not limited to, statements about the transformation initiatives, and amounts, timing and results of possible restructuring charges and future earnings or risks. Words such as “estimate”, “target”, “project”, “plan”, “believe”, “expect”, “anticipate”, “intend”, and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	negative developments in economic conditions, including adverse impacts on customer demand
•	changes in postal or banking regulations
•	timely development and acceptance of new products
•	success in gaining product approval in new markets where regulatory approval is required
•	successful entry into new markets
•	mailers’ utilization of alternative means of communication or competitors’ products
•	our success at managing customer credit risk
•	our success at managing costs associated with our strategy of outsourcing functions and operations not central to our business
•	changes in interest rates
•	foreign currency fluctuations
•	cost, timing and execution of our transformation plans including any potential asset impairments
•	regulatory approvals and satisfaction of other conditions to consummation and integration of any acquisitions
•	interrupted use of key information systems
•	changes in privacy laws
•	changes in international or national political conditions, including any terrorist attacks
•	intellectual property infringement claims
•	impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents
•	third-party suppliers’ ability to provide product components, assemblies or inventories
•	negative income tax adjustments for prior audit years and changes in tax laws or regulations
•	changes in pension and retiree medical costs
•	acts of nature

Overview

For the first quarter, revenue decreased 2% to $1.35 billion, with foreign currency translation having a favorable impact of 3%. The decrease is due largely to continued weak business conditions in certain of our operations.

Pitney Bowes net income was $79.0 million or $0.38 per diluted share in the first quarter of 2010 as compared with $104.4 million or $0.50 earnings per diluted share in the first quarter of 2009. Pitney Bowes net income in the first quarter of 2010 included non-cash after-tax charges for restructuring activities of 7 cents per diluted share, tax charges associated with health care reform in the U.S. of 4 cents per diluted share and out-of-the-money stock options that expired during the quarter of 4 cents per diluted share, and a charge for discontinued operations of 2 cents per diluted share. Pitney Bowes net income in the first quarter of 2009 included a 5 cents per diluted share non-cash tax charge associated with out-of-the-money stock options that expired during the quarter and 1 cent per diluted share positive adjustment for discontinued operations.

Despite a decline in revenue for the quarter in four of our seven business segments, EBIT increased in six of our seven segments when compared to the first quarter of 2009 due to our ongoing productivity investments and cost reduction initiatives. We generated strong cash flow provided by operating activities of $306.1 million during the current quarter as compared to $276.5 million for the same period in the prior year. We also reduced our debt by $122.0 million during the three months ended March 31, 2010.

See “Results of Operations – First Quarter of 2010 Compared to First Quarter of 2009” for a more detailed discussion of our results of operations.

Outlook

Some economic and business indicators in mail-intensive industries continue to be weak. These factors have impacted our financial results and in particular some of our recurring revenue streams, including our high-margin financing, rental, and supplies revenue streams. While we have been successful in reducing our cost structure across the entire business and shifting to a more variable cost structure, these actions have not been enough to offset the impact of lower revenue.

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

We are, however, starting to see some early signs of improving conditions in parts of our business in the U.S., especially some of our larger business customers, though parts of the world are still slow to come out of the recession. We expect a greater percentage of our annual earnings will occur in the second half of the year as global markets continue to stabilize and improve, and we realize increased benefits from our transformation initiatives.

Results of Operations – First Quarter of 2010 compared to First Quarter of 2009

Business segment results

The following table shows revenue and earnings before interest and taxes (“EBIT”) for the three months ended March 31, 2010 and 2009 by business segment. We use EBIT, a non-GAAP measure, to determine our segment profitability. Refer to the reconciliation of segment amounts to income from continuing operations before income taxes in Note 6 to the Condensed Consolidated Financial Statements.

Prior year results have been reclassified to conform to the current year presentation. Refer to Note 6 to the Condensed Consolidated Financial Statements for further detail on these changes.

(Dollars in thousands)	Revenue			EBIT

	Three Months Ended March 31,			Three Months Ended March 31,

	2010	2009	% change	2010	2009	% change

U.S. Mailing	$477,041	$516,017	(8)%	$171,137	$190,628	(10)%
International Mailing	235,303	237,312	(1)%	36,981	30,939	20%
Production Mail	124,776	109,429	14%	10,914	5,067	115%
Software	79,373	75,375	5%	4,332	2,604	66%

Mailstream Solutions	916,493	938,133	(2)%	223,364	229,238	(3)%

Management Services	254,616	266,502	(4)%	20,092	13,637	47%
Mail Services	145,102	141,251	3%	24,320	18,575	31%
Marketing Services	32,022	33,698	(5)%	4,522	4,222	7%

Mailstream Services	431,740	441,451	(2)%	48,934	36,434	34%

Total	$1,348,233	$1,379,584	(2)%	$272,298	$265,672	2%

During the first quarter of 2010, Mailstream Solutions revenue decreased 2% to $916 million and EBIT decreased 3% to $223 million, compared to the prior year. Within Mailstream Solutions:

U.S. Mailing revenue and EBIT decreased 8% and 10%, respectively, primarily due to lower rental revenue, and the lower levels of finance receivables and related financing income. The decline in the finance receivables portfolio was due to reduced equipment sales in prior periods.

International Mailing revenue decreased 1%, which includes the favorable impact of foreign currency translation of 11%. The continued weak economic environment in many countries negatively impacted the demand for our products and services and as a result many customers are delaying making purchase decisions for new mailing systems. International Mailing EBIT, however, increased 20% to $37.0 million, primarily driven by our initiatives to improve productivity and consolidate administrative functions.

Production Mail revenue increased 14% primarily as a result of increased global customer demand for our high-speed inserting systems. In part, demand was driven by the need for some customers to replace aging equipment. As a result, Production Mail ended the quarter with a strong backlog of customer orders globally. Foreign currency translation also had a favorable impact of 4% on revenue. Production Mail’s EBIT increased to $10.9 million compared to $5.1 million in the prior year due to the positive leverage from revenue growth and ongoing productivity initiatives.

Software revenue increased 5% due to the favorable impact of foreign currency translation of 6%. We continue to expand our software-as-a-service offerings and recurring revenue streams from term licenses. We are also experiencing continued customer interest in our data integration, document composition and location intelligence software products. Software EBIT increased to $4.3 million compared to $2.6 million in the prior year primarily due to our efforts to integrate our operations and focus our product offerings.

During the first quarter of 2010, Mailstream Services revenue decreased 2% to $432 million. However, EBIT increased 34% to $49 million, compared to the prior year. Within Mailstream Services:

Management Services revenue decreased 4%, which includes the favorable impact of foreign currency translation of 2%. Revenue was adversely impacted by lower business activity in prior periods and decreased print and transaction volumes. Management Services EBIT, however, increased by 47% primarily due to the positive result of our actions to align costs with changing volumes through a more variable cost infrastructure and ongoing productivity initiatives.

Mail Services revenue increased 3% due to increases in volume of mail processed, due in part to higher standard class mail volumes. Overall volume increases were also driven in part by our ability to help mailers benefit from the discounts available when properly utilizing the Intelligent Mail Barcode. Mail Services EBIT increased by 31% driven by the higher revenue levels and ongoing automation and productivity initiatives.

Marketing Services revenue decreased 5%, mostly due to the impact of fewer household moves and the resulting decline in the volume of required change of address kits. Marketing Services EBIT increased 7% due to ongoing productivity initiatives.

Revenue by source

The following table shows revenue by source for the three months ended March 31, 2010 and 2009:

(Dollars in thousands)	Three Months Ended March 31,

	2010	2009	% change

Equipment sales	$239,936	$231,825	3%
Supplies	85,277	88,029	(3)%
Software	83,129	79,726	4%
Rentals	155,437	168,130	(8)%
Financing	162,775	182,798	(11)%
Support services	180,034	174,347	3%
Business services	441,645	454,729	(3)%

Total revenue	$1,348,233	$1,379,584	(2)%

Equipment sales revenue increased 3% compared to the prior year mostly due to the favorable impact of foreign currency translation of 5%. Lower placements of mailing equipment internationally were mostly offset by an increase in large-ticket Production Mail systems. Revenue also continues to be adversely affected by the ongoing changing mix in equipment placements to more fully featured smaller systems.

Supplies revenue decreased 3% compared to the prior year due to lower supplies usage resulting from lower mail volumes and fewer installed meters in the U.S. and internationally. Foreign currency translation had a favorable impact of 4%.

Software revenue increased 4% compared to the prior year due to the favorable impact of foreign currency translation of 6%. Revenue has been negatively impacted as many businesses continued to delay certain capital spending worldwide.

Rentals revenue decreased 8% compared to the prior year as a result of fewer equipment sales and meter rental placements in prior periods. Foreign currency translation had a favorable impact of 2%.

Financing revenue decreased 11% compared to the prior year. Lower equipment sales over the prior periods have resulted in a decline in our U.S. and international lease portfolios. Foreign currency translation had a favorable impact of 2%.

Support services revenue increased 3% compared to the prior year mostly due to the favorable impact of foreign currency translation of 4%. Excluding the impact of foreign currency translation, revenue decreased 1% principally driven by lower new equipment placements.

Business services revenue decreased 3% compared to the prior year primarily due to lower net new business at Management Services. Foreign currency translation had a favorable impact of 1%.

Costs and expenses

(Dollars in thousands)	Three Months Ended March 31,

			Percentage of Revenue

	2010	2009	2010	2009

Cost of equipment sales	$106,402	$104,064	44.3%	44.9%
Cost of supplies	$25,365	$23,341	29.7%	26.5%
Cost of software	$20,591	$19,497	24.8%	24.5%
Cost of rentals	$37,071	$35,851	23.8%	21.3%
Financing interest expense	$21,938	$24,452	13.5%	13.4%
Cost of support services	$114,606	$117,347	63.7%	67.3%
Cost of business services	$330,472	$353,044	74.8%	77.6%
Selling, general and administrative	$443,297	$450,391	32.9%	32.6%
Research and development	$40,865	$46,949	3.0%	3.4%

Cost of equipment sales as a percentage of revenue was 44.3% in the first quarter of 2010 compared with 44.9% in the prior year, primarily due to margin improvements in U.S. Mailing, the U.K. and Canada.

Cost of supplies as a percentage of revenue was 29.7% in the first quarter of 2010 compared with 26.5% in the prior year primarily due to the increasing mix of lower margin product sales in the U.S.

Cost of software as a percentage of revenue was 24.8% in the first quarter of 2010 compared with 24.5% in the prior year due to the lower revenue levels associated with the continued transition to annuity-based pricing for some solutions.

Cost of rentals as a percentage of revenue was 23.8% in the first quarter of 2010 compared with 21.3% in the prior year primarily due to the fixed costs associated with meter depreciation on lower revenues in both the U.S. Mailing and International Mailing segments.

Financing interest expense as a percentage of revenue was 13.5% in the first quarter of 2010 compared with 13.4% in the prior year. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenues, we assumed a 10:1 leveraging ratio of debt to equity and applied our overall effective interest rate to the average outstanding finance receivables.

Cost of support services as a percentage of revenue was 63.7% in the first quarter of 2010 compared with 67.3% in the prior year. Improvements in our U.S. Mailing, International Mailing and Production Mail segments were driven by the positive impacts of ongoing productivity initiatives.

Cost of business services as a percentage of revenue was 74.8% in the first quarter of 2010 compared with 77.6% in the prior year. This improvement was due to the positive impacts of cost reduction programs in our Management Services and Mail Services businesses.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue was 32.9% in the first quarter of 2010 compared with 32.6% in the prior year. SG&A expense declined $7.1 million or 2%, primarily as a result of our cost reduction initiatives. Lower revenue and the negative impact of foreign currency translation of 3% more than offset these benefits on a percentage of revenue basis.

Research and development expenses decreased $6.1 million from the prior year. The decline in overall spending is due to the wind-down of redundant costs related to our transition to offshore development capabilities. Research and development expenses as a percentage of total revenue was 3.0% in the first quarter of 2010 compared with 3.4% in the prior year.

Restructuring charges and asset impairments

See Note 13 to the Condensed Consolidated Financial Statements.

Other interest expense

(Dollars in thousands)	Three Months Ended March 31,

	2010	2009	% change

Other interest expense	$27,658	$27,751	(0)%

Other interest expense decreased by $0.1 million or less than 1% in the first quarter of 2010 compared to the prior year.

Income taxes / effective tax rate

The effective tax rate for the three months ended March 31, 2010 and 2009 was 45.8% and 40.4%, respectively. The effective tax rate for 2010 included $9.1 million of tax charges related to the write-off of deferred tax assets as a result of the recent health care reform legislation in the U.S. This legislation, signed in March 2010, includes a provision eliminating the tax deduction for retiree health care costs to the extent of federal subsidies received by companies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. The tax rates for 2010 and 2009 included $8.6 million and $11.1 million, respectively, of tax charges related to the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees. Later in 2010, an additional write-off of approximately $6 million of deferred tax assets could be required as additional vested stock options expire and restricted stock units vest. These write-offs of deferred tax assets will not require us to pay any taxes.

Discontinued operations

See Note 4 to the Condensed Consolidated Financial Statements.

Noncontrolling interests (Preferred stock dividends of subsidiaries)

See Note 11 to the Condensed Consolidated Financial Statements.

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

Cash Flow Summary

The change in cash and cash equivalents is as follows:

(Dollars in thousands)	Three Months Ended March 31,

	2010	2009

Net cash provided by operating activities	$306,148	$276,471
Net cash used in investing activities	(40,746)	(62,290)
Net cash used in financing activities	(199,245)	(163,676)
Effect of exchange rate changes on cash and cash equivalents	(1,954)	(3,959)

Increase in cash and cash equivalents	$64,203	$46,546

2010 Cash Flows

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. The increase in net cash provided by operating activities was due to decreases in finance receivable and accounts receivable balances of $74.2 million and $60.4 million, respectively. The decrease in finance receivables is due to the decline in the finance receivables portfolio as a result of reduced equipment sales from prior periods. The decrease in accounts receivable is primarily due to lower billings and strong collections. In addition, the timing of tax payments favorably contributed $57.3 million. Partially offsetting these positive impacts was a reduction in accounts payable and accrued liabilities of $56.9 million, primarily due to the timing of payments such as year-end incentive compensation and commissions as well as $27.7 million in restructuring payments associated with the 2009 and 2007 programs.

Net cash used in investing activities consisted principally of capital expenditures of $28.4 million.

Net cash used in financing activities included a decrease of $122.0 million due to the repayment of commercial paper and dividends paid to common stockholders of $75.6 million for the three months ended March 31, 2010.

2009 Cash Flows

The increase in net cash provided by operating activities was due to decreases in finance receivable and accounts receivable balances of $102.2 million and $72.8 million, respectively, resulting from lower billings and strong collections. In addition, the timing of tax payments favorably contributed $58.6 million. Partially offsetting these positive impacts was a reduction in accounts payable and accrued liabilities of $141.5 million, primarily due to the timing of payments such as year-end incentive compensation and commissions as well as $32.7 million in restructuring payments associated with the 2007 program and a $20.3 million payment for the settlement of derivatives related to the March 2009 debt issuance.

Net cash used in investing activities consisted principally of capital expenditures of $47.8 million combined with a decrease in reserve account balances of $21.7 million which is due to the timing of customer deposits as well as increased cash preservation by customers.

Net cash used in financing activities consisted primarily of a decrease in notes payable of $384.7 million due to the repayment of commercial paper, which was partially offset by the proceeds from long term obligations of $297.5 million related to the March 2009 debt issuance. Dividends paid to stockholders were $74.3 million for the three months ended March 31, 2009.

Capital Expenditures

During the first three months of 2010, capital expenditures included $11.7 million in net additions to property, plant and equipment and $16.7 million in net additions to rental equipment and related inventories compared with $24.6 million and $23.2 million, respectively, in the same period in 2009. The decrease in capital expenditures is due to tighter control over capital spending.

Financings and Capitalization

We have a commercial paper program that is a significant source of liquidity for the Company. During 2010, we have continued to have consistent access to the commercial paper market. As of March 31, 2010, we had $99 million of outstanding commercial paper issuances. We also have a committed line of credit of $1.5 billion which supports commercial papers issuance and is provided by a syndicate of 16 banks until 2011. As of March 31, 2010, this line of credit had not been drawn down. We are a Well-Known Seasoned Issuer with the SEC which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in a more expedited fashion.

We believe our financing needs in the short and long-term can be met from cash generated internally, the issuance of commercial paper, debt issuance under our effective shelf registration statement and borrowing capacity under our existing credit agreements.

Recent Accounting Pronouncements

Revenue Recognition
In September 2009, new guidance was introduced addressing the accounting for revenue arrangements with multiple elements and certain revenue arrangements that include software. This will allow companies to allocate consideration in a multiple element arrangement in a way that better reflects the economics of the transaction and will result in the elimination of the residual method. In addition, tangible products that have software components that are “essential to the functionality” of the tangible product will be scoped out of the software revenue guidance. The new guidance will also result in more expansive disclosures. The new guidance will be effective on January 1, 2011, with early adoption permitted. We are currently evaluating the impact of adopting the new guidance.

Regulatory Matters

With exception of the impact of the U.S. health care reform legislation disclosed in Note 15 to the Condensed Consolidated Financial Statements, there have been no significant changes to the regulatory matters disclosed in our 2009 Annual Report on Form 10-K.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2009 regarding this matter.

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

Under the direction of our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2010. In addition, no changes in internal control over financial reporting occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

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

Our wholly-owned subsidiary, Imagitas, Inc., was a defendant in ten purported class actions filed in six different states. These lawsuits have been coordinated in the United States District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleged that the Imagitas DriverSource program violated the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas entered into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assisted the state in performing its governmental function of delivering these mailings and funding the costs of them. The plaintiffs in these actions were seeking statutory damages under the DPPA. On April 9, 2008, the District Court granted Imagitas’ motion for summary judgment in one of the coordinated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). On July 30, 2008, the District Court issued a final judgment in the Rine lawsuit and stayed all of the other cases filed against Imagitas pending an appellate decision in Rine. On August 27, 2008, the Rine plaintiffs filed an appeal of the District Court’s decision in the United States Court of Appeals, Eleventh Judicial Circuit (the “Circuit Court”). On December 21, 2009, the Circuit Court affirmed the District Court decision. On February 22, 2010, the Circuit Court denied the Rine plaintiffs petition for rehearing en banc. The Rine plaintiffs ability to pursue further review of this decision has expired. With respect to the remaining stayed cases, the District Court has requested that the parties provide status reports and a proposed schedule for the remaining proceedings.

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

Item 1A: Risk Factors

There were no material changes to the risk factors identified in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market. We have not repurchased or acquired any other shares of our common stock during 2010 in any other manner.

No shares were purchased during the first quarter of 2010, leaving approximately $73.4 million available for future repurchases under this program at March 31, 2010.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

May 5, 2010

/s/ Michael Monahan

Michael Monahan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ S. J. Green

S. J. Green
Vice President – Finance and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description	Page Number

(12)	Computation of ratio of earnings to fixed charges	Page 32

(31.1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under	Page 33
the Securities Exchange Act of 1934, as amended

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under	Page 34
the Securities Exchange Act of 1934, as amended

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Page 35

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Page 36

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document