Form 10-Q
period 2010-06-30
PITNEY BOWES INC /DE/
filed 2010-08-05
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 30, 2010.

Class	Outstanding

Common Stock, $1 par value per share	206,693,115 shares

PITNEY BOWES INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Revenue:
Equipment sales	$230,235	$257,196	$470,171	$489,021
Supplies	77,054	81,973	162,331	170,002
Software	86,151	87,380	169,280	167,106
Rentals	150,141	156,151	305,578	324,281
Financing	156,604	174,508	319,379	357,306
Support services	175,298	179,246	355,332	353,593
Business services	421,754	442,008	863,399	896,737

Total revenue	1,297,237	1,378,462	2,645,470	2,758,046

Costs and expenses:
Cost of equipment sales	102,997	120,754	209,399	224,818
Cost of supplies	24,173	21,369	49,538	44,710
Cost of software	19,282	21,570	39,873	41,067
Cost of rentals	34,310	38,013	71,381	73,864
Financing interest expense	21,821	25,438	43,759	49,890
Cost of support services	111,695	120,239	226,301	237,586
Cost of business services	337,652	345,483	668,124	698,527
Selling, general and administrative	426,352	431,088	869,649	881,479
Research and development	38,168	46,622	79,033	93,571
Restructuring charges and asset impairments	48,512	-	69,234	-
Other interest expense	29,204	29,553	56,862	57,304
Interest income	(696)	(933)	(1,458)	(2,485)

Total costs and expenses	1,193,470	1,199,196	2,381,695	2,400,331

Income from continuing operations before income taxes	103,767	179,266	263,775	357,715
Provision for income taxes	35,177	62,535	108,422	134,684

Income from continuing operations	68,590	116,731	155,353	223,031
(Loss) gain from discontinued operations, net of income tax	(2,666)	5,102	(5,796)	7,725

Net income before attribution of noncontrolling interests	65,924	121,833	149,557	230,756

Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,543	4,571	9,137	9,092

Pitney Bowes Inc. net income	$61,381	$117,262	$140,420	$221,664

Amounts attributable to Pitney Bowes Inc. common stockholders:
Income from continuing operations	$64,047	$112,160	$146,216	$213,939
(Loss) gain from discontinued operations	(2,666)	5,102	(5,796)	7,725

Pitney Bowes Inc. net income	$61,381	$117,262	$140,420	$221,664

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders (1):
Continuing operations	$0.31	$0.54	$0.70	$1.04
Discontinued operations	(0.01)	0.02	(0.03)	0.04

Net income	$0.30	$0.57	$0.68	$1.07

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders (1):
Continuing operations	$0.31	$0.54	$0.70	$1.03
Discontinued operations	(0.01)	0.02	(0.03)	0.04

Net income	$0.30	$0.57	$0.68	$1.07

Dividends declared per share of common stock	$0.365	$0.36	$0.73	$0.72

(1) The sum of the earnings per share amounts may not equal the totals above due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	June 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$459,451	$412,737
Short-term investments	21,839	14,682

Accounts receivables, gross	744,584	859,633
Allowance for doubtful accounts receivables	(34,565)	(42,781)

Accounts receivables, net	710,019	816,852

Finance receivables	1,375,195	1,417,708
Allowance for credit losses	(46,195)	(46,790)

Finance receivables, net	1,329,000	1,370,918

Inventories	182,974	156,502
Current income taxes	146,859	101,248
Other current assets and prepayments	99,856	98,297

Total current assets	2,949,998	2,971,236

Property, plant and equipment, net	463,993	514,904
Rental property and equipment, net	322,110	360,207

Finance receivables	1,249,327	1,380,810
Allowance for credit losses	(22,921)	(25,368)

Finance receivables, net	1,226,406	1,355,442

Investment in leveraged leases	232,820	233,359
Goodwill	2,211,544	2,286,904
Intangible assets, net	280,829	316,417
Non-current income taxes	107,963	108,260
Other assets	481,404	387,182

Total assets	$8,277,067	$8,533,911

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,661,401	$1,748,254
Current income taxes	139,593	144,385
Notes payable and current portion of long-term obligations	149,082	226,022
Advance billings	465,972	447,786

Total current liabilities	2,416,048	2,566,447

Deferred taxes on income	320,100	310,274
Tax uncertainties and other income tax liabilities	541,332	525,253
Long-term debt	4,233,469	4,213,640
Other non-current liabilities	590,429	625,079

Total liabilities	8,101,378	8,240,693

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 17)

Stockholders’ deficit:
Cumulative preferred stock, $50 par value, 4% convertible	4	4
Cumulative preference stock, no par value, $2.12 convertible	824	868
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	244,662	256,133
Retained earnings	4,280,409	4,291,393
Accumulated other comprehensive loss	(583,181)	(459,792)
Treasury stock, at cost (115,394,201 and 116,140,084 shares, respectively)	(4,386,737)	(4,415,096)

Total Pitney Bowes Inc. stockholders’ deficit	(120,681)	(3,152)

Total liabilities, noncontrolling interests and stockholders’ deficit	$8,277,067	$8,533,911

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,

	2010	2009

Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$149,557	$230,756
Restructuring charges and asset impairments, net of tax	45,397	-
Restructuring payments	(66,755)	(49,110)
Payments for settlement of derivative instruments	-	(20,281)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,831	175,240
Stock-based compensation	10,785	11,632
Changes in operating assets and liabilities, excluding effects of acquisitions:
(Increase) decrease in accounts receivables	95,043	99,037
(Increase) decrease in finance receivables	125,642	165,142
(Increase) decrease in inventories	(31,848)	(4,738)
(Increase) decrease in prepaid, deferred expense and other assets	(4,638)	(20,652)
Increase (decrease) in accounts payable and accrued liabilities	(64,096)	(167,582)
Increase (decrease) in current and non-current income taxes	(6,448)	16,449
Increase (decrease) in advance billings	10,912	42,891
Increase (decrease) in other operating capital, net	3,420	4,603

Net cash provided by operating activities	423,802	483,387

Cash flows from investing activities:
Short-term and other investments	(83,904)	(506)
Capital expenditures	(58,639)	(90,190)
Net investment in external financing	(2,641)	(356)
Acquisitions, net of cash acquired	(10,350)	-
Reserve account deposits	19,467	1,532

Net cash used in investing activities	(136,067)	(89,520)

Cash flows from financing activities:
Decrease in notes payable, net	(77,335)	(476,085)
Proceeds from long-term obligations	-	297,513
Proceeds from issuance of common stock	5,455	5,100
Dividends paid to common stockholders	(151,406)	(148,623)
Dividends paid to noncontrolling interests	(9,137)	(9,092)

Net cash used in financing activities	(232,423)	(331,187)

Effect of exchange rate changes on cash and cash equivalents	(8,598)	5,911

Increase in cash and cash equivalents	46,714	68,591
Cash and cash equivalents at beginning of period	412,737	376,671

Cash and cash equivalents at end of period	$459,451	$445,262

Cash interest paid	$94,868	$99,103

Cash income taxes paid, net	$138,226	$119,132

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

1. Basis of Presentation

The terms “we”, “us”, and “our” are used in this report to refer collectively to Pitney Bowes Inc. and its subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements of Pitney Bowes Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2009 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly our financial position at June 30, 2010 and December 31, 2009, our results of operations for the six months ended June 30, 2010 and 2009 and our cash flows for the six months ended June 30, 2010 and 2009 have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2010.

These statements should be read in conjunction with the financial statements and notes thereto included in our 2009 Annual Report to Stockholders on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current period presentation.

2. Nature of Operations

We are the largest provider of mail processing equipment and integrated mail solutions in the world. We offer a full suite of equipment, supplies, software and services for end-to-end mailstream solutions which enable our customers to optimize the flow of physical and electronic mail, documents and packages across their operations. We conduct our business activities in seven reporting segments within two business groups: Small & Medium Business Solutions and Enterprise Business Solutions. See Note 6 to the Condensed Consolidated Financial Statements for details of our reporting segments and a description of their activities.

3. Recent Accounting Pronouncements

Revenue Recognition

In September 2009, new guidance was introduced addressing the accounting for revenue arrangements with multiple elements and certain revenue arrangements that include software. This will allow companies to allocate consideration in a multiple element arrangement in a way that better reflects the economics of the transaction and will result in the elimination of the residual method. In addition, tangible products that have software components that are “essential to the functionality” of the tangible product will be scoped out of the software revenue guidance. The new guidance may also result in more expansive disclosures. The new guidance will be effective on January 1, 2011. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations, or cash flows.

4. Discontinued Operations

The following table shows selected financial information included in discontinued operations for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Pre-tax income	$754	$10,851	$754	$20,624
Tax provision	(3,420)	(5,749)	(6,550)	(12,899)

(Loss) gain from discontinued operations, net of tax	$(2,666)	$5,102	$(5,796)	$7,725

The net loss for the three and six months months ended June 30, 2010 primarily relates to the accrual of interest on uncertain tax positions. The net gain for the three months ended June 30, 2009 relates to $10.9 million of pre-tax income ($6.7 million net of tax) representing the release of reserves related to the expiration of an indemnity agreement associated with our former Capital Services business.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The net gain for the six months ended June 30, 2009 includes the indemnity settlement as discussed and $9.8 million pre-tax income ($6.0 million net of tax) for a bankruptcy settlement, which was partially offset by the accrual of interest on uncertain tax positions. We received a bankruptcy settlement for unsecured claims pertaining to the leasing of certain aircraft. These leasing transactions were originally executed by our former Capital Services business. At the time of the Capital Services sale, we retained the rights to the bankruptcy claims. Since these claims were attributable to our former Capital Services business, we recorded the gain on this settlement in discontinued operations.

5. Earnings per Share

A reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 2010 and 2009 is as follows:

	2010			2009

	Income	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share

Pitney Bowes Inc. net income	$61,381			$117,262
Less:
Preferred stock dividends	-			-
Preference stock dividends	(16)			(19)

Basic earnings per share	$61,365	207,517	$0.30	$117,243	206,539	$0.57

Effect of dilutive securities:
Data for basic earnings per share	$61,365	207,517		$117,243	206,539
Preferred stock	-	2		-	3
Preference stock	16	509		19	594
Stock options and stock purchase plans	-	28		-	-
Other stock plans	-	3		-	2

Diluted earnings per share	$61,381	208,059	$0.30	$117,262	207,138	$0.57

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:			Per Share			Per Share

Continuing operations			$0.31			$0.54
Discontinued operations			(0.01)			0.02

Net income			$0.30			$0.57

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:			Per Share			Per Share

Continuing operations			$0.31			$0.54
Discontinued operations			(0.01)			0.02

Net income			$0.30			$0.57

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

A reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2010 and 2009 is as follows:

	2010			2009

	Income	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share

Pitney Bowes Inc. net income	$140,420			$221,664
Less:
Preferred stock dividends	-			-
Preference stock dividends	(33)			(38)

Basic earnings per share	$140,387	207,412	$0.68	$221,626	206,400	$1.07

Effect of dilutive securities:
Data for basic earnings per share	$140,387	207,412		$221,626	206,400
Preferred stock	-	2		-	3
Preference stock	33	518		38	595
Stock options and stock purchase plans	-	25		-	-
Other stock plans	-	14		-	4

Diluted earnings per share	$140,420	207,971	$0.68	$221,664	207,002	$1.07

Basic earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:			Per Share			Per Share

Continuing operations			$0.70			$1.04
Discontinued operations			(0.03)			0.04

Net income			$0.68			$1.07

Diluted earnings per share of common stock attributable to Pitney Bowes Inc. common stockholders:			Per Share			Per Share

Continuing operations			$0.70			$1.03
Discontinued operations			(0.03)			0.04

Net income			$0.68			$1.07

Note: The sum of the earnings per share amounts may not equal the totals above due to rounding.

The computation of diluted earnings per share as of June 30, 2010 and 2009 did not include the effects of 15.3 million and 18.2 million stock options, respectively, because their exercise prices were greater than the corresponding market value per share of our common stock.

On February 8, 2010, we made our annual stock compensation grant which consisted of approximately 1.7 million stock options and 0.8 million restricted stock units.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

6. Segment Information

We conduct our business activities in seven reporting segments within two business groups, Small & Medium Business Solutions and Enterprise Business Solutions, based on the customers they primarily serve. The principal products and services of each of our reporting segments are as follows:

Small & Medium Business Solutions:

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

Enterprise Business Solutions:

Production Mail: Includes the worldwide revenue and related expenses from the sale, financing, support and other professional services of our high-speed, production mail systems and sorting equipment.

Software: Includes the worldwide revenue and related expenses from the sale and support services of non-equipment-based mailing, customer communication and location intelligence software.

Management Services: Includes worldwide facilities management services; secure mail services; reprographic, document management services; secure document destruction; and litigation support and eDiscovery services.

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

As a result of certain organizational changes made during the third quarter of 2009, we have reclassified certain 2009 amounts to conform to the revised presentation. The amounts reclassified did not have a material impact on our segment disclosures.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Revenue and EBIT by business segment for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Revenue:
U.S. Mailing	$467,636	$510,324	$944,677	$1,026,341
International Mailing	215,814	217,900	451,117	455,212

Small & Medium Business Solutions	683,450	728,224	1,395,794	1,481,553

Production Mail	120,395	130,137	245,171	239,566
Software	80,960	82,823	160,333	158,198
Management Services	248,809	263,763	503,425	530,265
Mail Services (3)	126,155	138,598	271,257	279,849
Marketing Services	37,468	34,917	69,490	68,615

Enterprise Business Solutions	613,787	650,238	1,249,676	1,276,493

Total revenue	$1,297,237	$1,378,462	$2,645,470	$2,758,046

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

EBIT: (1)
U.S. Mailing	$166,913	$192,538	$338,050	$383,166
International Mailing	29,557	27,069	66,538	58,008

Small & Medium Business Solutions	196,470	219,607	404,588	441,174

Production Mail	8,954	10,413	19,868	15,480
Software	5,808	5,219	10,140	7,823
Management Services	22,181	16,140	42,273	29,777
Mail Services (3)	5,354	21,723	29,674	40,298
Marketing Services	7,337	5,653	11,859	9,875

Enterprise Business Solutions	49,634	59,148	113,814	103,253

Total EBIT	246,104	278,755	518,402	544,427

Unallocated amounts:
Interest, net (2)	(50,329)	(54,058)	(99,163)	(104,709)
Corporate expenses	(43,496)	(45,431)	(86,230)	(82,003)
Restructuring charges and asset impairments	(48,512)	-	(69,234)	-

Income from continuing operations before income taxes	$103,767	$179,266	$263,775	$357,715

(1)	Earnings before interest and taxes excludes general corporate expenses, restructuring charges and asset impairments.
(2)	Interest, net includes financing interest expense, other interest expense and interest income.
(3)

The Mail Services segment includes a one-time out of period adjustment primarily to correct rates used previously to estimate earned but unbilled revenue for the periods 2007 through first quarter 2010. The aggregate adjustment for this period reduced second quarter revenue and EBIT by approximately $21 million and $16 million respectively, but the impact of this adjustment was not material on any individual quarter or year during these periods and is not material to anticipated 2010 results.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

7. Inventories

Inventories are composed of the following:

	June 30, 2010	December 31, 2009

Raw materials and work in process	$47,046	$36,331
Supplies and service parts	70,372	69,506
Finished products	65,556	50,665

Total	$182,974	$156,502

8. Fixed Assets

	June 30, 2010	December 31, 2009

Property, plant and equipment	$1,792,683	$1,820,797
Accumulated depreciation	(1,328,690)	(1,305,893)

Property, plant and equipment, net	$463,993	$514,904

Rental property and equipment	$669,856	$728,537
Accumulated depreciation	(347,746)	(368,330)

Rental property and equipment, net	$322,110	$360,207

Depreciation expense was $61.1 million and $69.6 million for the three months ended June 30, 2010 and 2009, respectively. Depreciation expense was $124.4 million and $139.6 million for the six months ended June 30, 2010 and 2009, respectively. A pre-tax restructuring charge of $1.4 million for asset impairments was recorded during the six months ended June 30, 2010 in the restructuring charges and asset impairments line of the Condensed Consolidated Statements of Income. See Note 13 to the Consolidated Financial Statements for further details.

9. Intangible Assets and Goodwill

Intangible assets are composed of the following:

	June 30, 2010			December 31, 2009

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$412,470	$(205,627)	$206,843	$428,888	$(197,497)	$231,391
Supplier relationships	29,000	(14,742)	14,258	29,000	(13,292)	15,708

Software & technology	157,184	(106,613)	50,571	164,211	(103,388)	60,823
Trademarks & trade names	34,049	(27,777)	6,272	35,855	(27,898)	7,957
Non-compete agreements	10,788	(7,903)	2,885	7,753	(7,215)	538

Total intangible assets	$643,491	$(362,662)	$280,829	$665,707	$(349,290)	$316,417

Amortization expense for intangible assets for the three months ended June 30, 2010 and 2009 was $16.0 million and $18.2 million. Amortization expense for intangible assets for the six months ended June 30, 2010 and 2009 was $32.4 million and $35.6 million, respectively. In 2010, we recorded impairment charges of $4.7 million and included these charges in the restructuring charges and asset impairments line of the Consolidated Statements of Income. See Note 13 to the Consolidated Financial Statements for further details.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

During the second quarter of 2010 we completed a small acquisition with an anticipated total purchase price of $11.5 million. This included $10.9 million of identified intangible assets with a weighted average amortization period of 9 years.

In July 2010, we announced our planned acquisition of Portrait Software PLC (“Portrait”) which we expect to complete in the third quarter. Portrait provides software to enhance existing customer relationship management systems, enabling clients to achieve improved customer retention and profitability.

The estimated future amortization expense related to intangible assets is as follows:

Amount

Remaining for year ended December 31, 2010	$33,000
Year ended December 31, 2011	58,000
Year ended December 31, 2012	52,000
Year ended December 31, 2013	42,000
Year ended December 31, 2014	34,000
Thereafter	61,829

Total	$280,829

Changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2010 are as follows:

	Balance at December 31, 2009	Acquired during the period	Other (1)	Balance at June 30, 2010

U.S. Mailing	$218,567	$-	$(75)	$218,492
International Mailing	342,549	-	(44,542)	298,007

Small & Medium Business Solutions	561,116	-	(44,617)	516,499

Production Mail	137,366	-	(5,762)	131,604
Software	633,938	-	(9,669)	624,269
Management Services	500,055	-	(14,827)	485,228
Mail Services	259,632	-	(485)	259,147
Marketing Services	194,797	-	-	194,797

Enterprise Business Solutions	1,725,788	-	(30,743)	1,695,045

Total	$2,286,904	$-	$(75,360)	$2,211,544

(1)	“Other” is primarily foreign currency translation adjustments.

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

11. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)

At January 1, 2009, Pitney Bowes International Holdings, Inc. (“PBIH”), a subsidiary of the Company, had 3,750,000 shares outstanding or $375 million of variable term voting preferred stock owned by certain outside institutional investors. These preferred shares were entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, was owned directly or indirectly by Pitney Bowes Inc. The preferred stock, $.01 par value, was entitled to cumulative dividends at rates set at auction. The weighted average dividend rate was 4.8% for the variable term voting preferred stock for the three and six months ended June 30, 2009, respectively.

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

Preferred dividends are reported in the Condensed Consolidated Statements of Income as Preferred stock dividends of subsidiaries attributable to noncontrolling interests. Preferred dividends totaled $4.5 million and $4.6 million for the three months ended June 30, 2010 and 2009, respectively. Preferred dividends totaled $9.1 million for both six months ended June 30, 2010 and 2009. No dividends were in arrears at June 30, 2010 or December 31, 2009.

A rollforward of noncontrolling interests is as follows:

Beginning balance at January 1, 2009	$374,165
Movements:
Share issuances (1)	296,370
Share redemptions	(374,165)

Ending balance at December 31, 2009 and June 30, 2010	$296,370

(1) Net of issuance costs of $3.6 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

12. Comprehensive (Loss) / Income

Comprehensive (loss) / income for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Pitney Bowes Inc. net income	$61,381	$117,262	$140,420	$221,664
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(110,043)	107,164	(143,385)	47,734
Net unrealized gain on derivatives	1,181	164	1,501	6,514
Net unrealized gain (loss) on investment securities	1,938	(151)	2,082	(230)
Amortization of pension and postretirement costs	6,975	4,157	14,000	8,752

Comprehensive (loss) / income	$(38,568)	$228,596	$14,618	$284,434

13. Restructuring Charges and Asset Impairments

We recorded pre-tax restructuring charges and asset impairments of $69.2 million for the six months ended June 30, 2010.

2009 Program

In 2009, we announced that we were undertaking a series of initiatives that are designed to transform and enhance the way we operate as a global company. In order to enhance our responsiveness to changing market conditions, we are executing a strategic transformation program designed to create improved processes and systems to further enable us to invest in future growth in areas such as our global customer interactions and product development processes. This program is expected to continue into 2012 and will result in the reduction of up to 10 percent of the positions in the company. We expect the total pre-tax cost of this program will be in the range of $250 million to $350 million primarily related to severance and benefit costs incurred in connection with such workforce reductions. Most of the total pre-tax costs will be cash-related charges. Currently, we are targeting annualized benefits by 2012, net of system and related investments, in the range of at least $150 million to $200 million on a pre-tax basis. These costs and the related benefits will be recognized as different actions are approved and implemented.

During the six months ended June 30, 2010, we recorded pre-tax restructuring charges of $69.2 million, of which $38.6 million related to severance and benefit costs, $24.6 million related to other exit costs and $1.4 million related to asset impairments associated with this program. The cumulative charges for this program from inception to June 30, 2010 were $136.5 million. As of June 30, 2010, approximately 1,300 employee terminations have occurred under this program. The majority of the liability at June 30, 2010 is expected to be paid during the next twelve months from cash generated from operations.

Additional asset impairments, unrelated to restructuring, were also recorded in 2010 and relate to intangible assets of $4.7 million.

Pre-tax restructuring reserves at June 30, 2010 for the restructuring actions taken in connection with the 2009 program are composed of the following:

	Balance at December 31, 2009	Expenses	Cash payments	Non-cash charges	Balance at June 30, 2010

Severance and benefit costs	$45,895	$38,568	$(30,990)	$-	$53,473
Other exit costs	6,807	24,598	(22,616)	-	8,789
Asset impairments	-	6,068	-	(6,068)	-

Total	$52,702	$69,234	$(53,606)	$(6,068)	$62,262

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

The cumulative charges for this program from inception to June 30, 2010 were $445.7 million. As of June 30, 2010, approximately 3,000 employee terminations have occurred under this program. The majority of the liability at June 30, 2010 is expected to be paid during the next six months from cash generated from operations.

Pre-tax restructuring reserves at June 30, 2010 for the restructuring program announced in November 2007 are composed of the following:

	Balance at December 31, 2009	Expenses	Cash payments	Non-cash charges	Balance at June 30, 2010

Severance and benefit costs	$27,897	$-	$(11,276)	$-	$16,621
Other exit costs	8,027	-	(1,873)	-	6,154

Total	$35,924	$-	$(13,149)	$-	$22,775

14. Pensions and Other Benefit Programs

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended June 30, 2010 and 2009 are as follows:

	United States		Foreign

	Three Months Ended June 30,		Three Months Ended June 30,

	2010	2009	2010	2009

Service cost	$5,825	$4,916	$1,719	$2,887
Interest cost	22,253	23,262	6,699	7,748
Expected return on plan assets	(30,513)	(29,861)	(7,032)	(9,748)
Amortization of transition credit	-	-	(2)	32
Amortization of prior service (credit) cost	(657)	(678)	70	170
Amortization of net loss	8,046	6,159	2,458	1,055
Settlement	559	-	-	-

Net periodic benefit cost	$5,513	$3,798	$3,912	$2,144

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The components of net periodic benefit cost for defined benefit pension plans for the six months ended June 30, 2010 and 2009 are as follows:

	United States		Foreign

	Six Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Service cost	$11,542	$12,256	$3,494	$5,578
Interest cost	45,049	47,486	13,628	15,479
Expected return on plan assets	(61,548)	(60,012)	(14,270)	(19,502)
Amortization of transition (credit) cost	-	-	(4)	64
Amortization of prior service (credit) cost	(1,289)	(1,274)	139	340
Amortization of net loss	16,118	13,186	5,001	2,114
Settlement/curtailment	3,440	-	-	-

Net periodic benefit cost	$13,312	$11,642	$7,988	$4,073

As we previously disclosed in our Consolidated Financial Statements for the year ended December 31, 2009, we expect to contribute up to $20 million to each of our U.S. and foreign pension plans during 2010. We will reassess our funding alternatives as the year progresses. At June 30, 2010, $15.7 million and $5.1 million of contributions have been made to the U.S. and foreign pension plans, respectively.

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Service cost	$932	$1,010	$1,862	$1,812
Interest cost	3,514	3,728	6,912	7,290
Amortization of prior service credit	(627)	(620)	(1,255)	(1,240)
Amortization of net loss	1,734	1,122	3,397	2,068

Net periodic benefit cost	$5,553	$5,240	$10,916	$9,930

For the three months ended June 30, 2010 and 2009, we made $5.8 million and $5.5 million of contributions representing benefit payments, respectively. Contributions for benefit payments were $13.2 million and $13.4 million for the six months ended June 30, 2010 and 2009, respectively.

15. Income Taxes

The effective tax rate for the three months ended June 30, 2010 and 2009 was 33.9% and 34.9%, respectively. The effective tax rate for the six months ended June 30, 2010 and 2009 was 41.1% and 37.7%, respectively. The year-to-date 2010 rate was increased by $9.1 million of tax charges related to the write-off of deferred tax assets as a result of the recent health care reform legislation in the U.S. This legislation, signed in March 2010, includes a provision eliminating the tax deduction for retiree health care costs to the extent of federal subsidies received by companies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. The tax rates for 2010 and 2009 included $9.1 million and $12.0 million, respectively, of tax charges related to the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees. These write-offs of deferred tax assets will not require us to pay any taxes. The 2010 rate also includes benefits and charges associated with previously unrecognized deferred taxes on outside basis differences and unremitted earnings.

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

During 2010, an analysis of prior year non-US income tax returns indicated that lease rental income associated with certain leveraged lease transactions was not properly captured. A tax expense of $3.3 million related to the periods 2007 through 2009 was recorded in the provision for income taxes in the second quarter of 2010. A $14.4 million adjustment, primarily related to the same issue, was made to opening retained earnings to establish the related tax liabilities for earlier years. The impact of the adjustments was not material to any previously reported period.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2010 and December 31, 2009, respectively. As required by the fair value measurements guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Recurring Fair Value Measurements at June 30, 2010 by Level

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds / commercial paper	$201,089	$2,723	$-	$203,812
Equity securities	-	19,233	-	19,233
Debt securities - U.S. and foreign governments, agencies and municipalities	90,705	34,600	-	125,305
Debt securities - corporate	-	22,462	-	22,462
Asset-backed securities	-	753	-	753
Mortgage-backed securities	-	55,923	-	55,923
Derivatives
Interest rate swaps	-	33,992	-	33,992
Foreign exchange contracts	-	3,891	-	3,891

Total assets	$291,794	$173,577	$-	$465,371

Liabilities:
Derivatives
Foreign exchange contracts	$-	$1,557	$-	$1,557

Total liabilities	$-	$1,557	$-	$1,557

	Recurring Fair Value Measurements at December 31, 2009 by Level

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds / commercial paper	$225,581	$-	$-	$225,581
Equity securities	-	21,027	-	21,027
Debt securities - U.S. and foreign governments, agencies and municipalities	53,173	28,754	-	81,927
Debt securities - corporate	-	13,305	-	13,305
Asset-backed securities	-	296	-	296
Mortgage-backed securities	-	19,708	-	19,708
Derivatives
Interest rate swaps	-	13,284	-	13,284
Foreign exchange contracts	-	2,390	-	2,390

Total assets	$278,754	$98,764	$-	$377,518

Liabilities:
Derivatives
Foreign exchange contracts	$-	$3,050	$-	$3,050

Total liabilities	$-	$3,050	$-	$3,050

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

The following information relates to our classification into the fair value hierarchy:

     •     Money Market Funds / Commercial Paper: Money market funds typically invest in government securities, certificates of deposit, commercial paper of companies and other highly liquid and low-risk securities. Money market funds are principally used for overnight deposits and are classified in Level 1 of the fair value hierarchy when unadjusted quoted prices in active markets are available for these securities or in Level 2 of the fair value hierarchy when they are not actively traded on an exchange. Direct investments in commercial paper are not listed on an exchange in an active market and are classified in Level 2 of the fair value hierarchy.

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

     •     Debt Securities – Corporate: Corporate debt securities are valued using recently executed transactions, market price quotations where observable, or bond spreads. The spread data used are for the same maturity as the security. These securities are classified in Level 2 of the fair value hierarchy.

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

Investment securities are largely composed of investments by The Pitney Bowes Bank (PBB). PBB, our wholly-owned subsidiary, is a Utah-chartered Industrial Loan Company (ILC). The bank’s investments at June 30, 2010 were $279.9 million. We reported these investments in the Condensed Consolidated Balance Sheets as cash and cash equivalents of $121.2 million, short-term investments of $18.0 million and long-term investments, which are presented within other assets, of $140.7 million. The bank’s investments at December 31, 2009 were $222.4 million. We reported these investments in the Condensed Consolidated Balance Sheets as cash and cash equivalents of $151.3 million, short-term investments of $14.2 million and long-term investments, which are presented within other assets, of $56.9 million.

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

The following is a summary of our derivative fair values at June 30, 2010 and December 31, 2009:

		Fair Value

Designation of Derivatives	Balance Sheet Location	June 30, 2010	December 31, 2009

Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$1,233	$456
	Other assets:
	Interest rate swaps	33,992	13,284
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	445	1,114
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	2,658	1,934
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	1,112	1,936

	Total Derivative Assets	$37,883	$15,674
	Total Derivative Liabilities	$1,557	$3,050

	Total Net Derivative Assets	$36,326	$12,624

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in income.

In June 2009, we entered into an interest rate swap for an aggregate notional amount of $100 million to effectively convert our interest payments on a portion of the $400 million, 4.625% fixed rate notes due in 2012, into variable interest rates. The variable rates payable are based on one month LIBOR plus 249 basis points. In July 2009, we entered into three additional interest rate swaps for an aggregate notional amount of $300 million to effectively convert our interest payments on the remainder of the $400 million, 4.625% fixed rate notes due in 2012, into variable interest rates. The variable rates payable are based on one month LIBOR plus 248 basis points for $100 million notional amount and one month LIBOR plus 250 basis points for $200 million notional amount. At June 30, 2010, the fair value of the derivatives was an asset of $10.1 million. Long-term debt was increased by $10.1 million at June 30, 2010. At December 31, 2009, the fair value of the derivatives was an asset of $4.7 million. Long-term debt was increased by $4.7 million at December 31, 2009.

In March 2008, we entered into two interest rate swaps for an aggregate notional amount of $250 million to effectively convert the fixed rate of 5.60% on $250 million of our notes, due 2018, into variable interest rates. The variable rates payable by us are based on

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

six month LIBOR plus 111.5 basis points. At June 30, 2010, the fair value of the derivatives was an asset of $23.9 million. Long-term debt was increased by $23.9 million at June 30, 2010. At December 31, 2009, the fair value of the derivatives was an asset of $8.6 million. Long-term debt was increased by $8.6 million at December 31, 2009.

The following represents the results of our derivatives in fair value hedging relationships for the three months ended June 30, 2010 and 2009:

		Derivative Gain (Loss) Recognized in Income		Hedged Item Income (Expense) Recognized in Income

Derivative Instrument	Location of Gain (Loss) Recognized in Income	2010	2009	2010	2009

Interest rate swaps	Interest expense	$4,089	$1,716	$(8,125)	$(3,500)

The following represents the results of our derivatives in fair value hedging relationships for the six months ended June 30, 2010 and 2009:

		Derivative Gain (Loss) Recognized in Income		Hedged Item Income (Expense) Recognized in Income

Derivative Instrument	Location of Gain (Loss) Recognized in Income	2010	2009	2010	2009

Interest rate swaps	Interest expense	$8,619	$3,256	$16,250	$(7,000)

Foreign Exchange Contracts

We enter into foreign currency exchange contracts arising from the anticipated purchase of inventory between affiliates. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in other comprehensive income in the period that the change in fair value occurs and is reclassified to income in the same period that the hedged item is recorded in income. At June 30, 2010, we had 126 outstanding contracts with a notional amount of $21.3 million associated with these anticipated transactions and a derivative net asset position of $0.8 million. At December 31, 2009, we had 149 outstanding contracts with a notional amount of $27.8 million associated with these anticipated transactions and a derivative net liability position of $0.7 million.

The following represents the results of cash flow hedging relationships for the three months ended June 30, 2010 and 2009:

	Derivative Gain (Loss) Recognized in OCI (Effective Portion) (1)		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)

Derivative Instrument	2010	2009		2010	2009

Foreign exchange contracts	$224	$1,238	Revenue	$305	$(47)
Foreign exchange contracts	868	(1,477)	Cost of sales	20	(308)

	$1,092	$(239)		$325	$(355)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The following represents the results of cash flow hedging relationships for the six months ended June 30, 2010 and 2009:

	Derivative Gain (Loss) Recognized in OCI (Effective Portion) (1)		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)

Derivative Instrument	2010	2009		2010	2009

Foreign exchange contracts	$(220)	$574	Revenue	$467	$(47)
Foreign exchange contracts	1,357	(1,365)	Cost of sales	(158)	(308)

	$1,137	$(791)		$309	$(355)

(1)

For the three months ended June 30, 2010, there were 6 derivatives that were entered into and settled within the quarter. For the six months ended June 30, 2010, there were 8 derivatives that were entered into and settled within each respective quarter. Thus, these amounts were not recorded to AOCI but were recorded directly to income. For the three and six months ended June 30, these derivatives increased revenue by less than $0.1 million and decreased cost of sales by less than $0.1 million.

For the three months ended June 30, 2009, there were 9 derivatives that were entered into and settled within the quarter. For the six months ended June 30, 2009, there were 16 derivatives that were entered into and settled within each respective quarter. Thus, these amounts were not recorded to AOCI but were recorded directly to income. For the three months ended June 30, these derivatives increased revenue in the amount of $0.2 million and reduced cost of sales in the amount of $0.3 million. For the six months ended June 30, 2009 these derivatives reduced revenue in the amount of $0.1 million and increased cost of sales in the amount of $0.3 million.

As of June 30, 2010, $0.9 million of the $0.8 million net derivative gain recognized in AOCI will be recognized in income within the next 12 months.

No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges.

We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the short-term intercompany loans and interest and the mark-to-market on the derivatives are both recorded to income. At June 30, 2010, we had 22 outstanding foreign exchange contracts to buy or sell various currencies with a net asset value of $1.5 million. The contracts will mature by September 30, 2010. At December 31, 2009, the net liability value of these derivatives was less than $0.1 million.

The following represents the results of our non-designated derivative instruments for the three months ended June 30, 2010 and 2009:

		Derivative Gain (Loss) Recognized in Income

Derivatives Not Designated as Hedging Instruments	Location of Derivative Gain (Loss)	2010	2009

Foreign exchange contracts	Selling, general and administrative expense	$(336)	$(34,872)

The following represents the results of our non-designated derivative instruments for the six months ended June 30, 2010 and 2009:

		Derivative Gain (Loss) Recognized in Income

Derivatives Not Designated as Hedging Instruments	Location of Derivative Gain (Loss)	2010	2009

Foreign exchange contracts	Selling, general and administrative expense	$(7,471)	$(38,719)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that would require us to post collateral upon a significant downgrade in our long-term senior unsecured debt ratings. At June 30, 2010, our long-term senior unsecured debt ratings were A / A1. Based on derivative values at June 30, 2010, we would have been required to post $1.1 million in collateral only if our long-term senior unsecured debt ratings had fallen below BB- / Ba3.

On August 5, 2010, one of our credit rating services revised our long-term senior unsecured debt rating from A to BBB+. As a result, our requirement to post collateral remained unchanged.

Fair Value of Financial Instruments

The estimated fair value of our financial instruments follows:

	June 30, 2010		December 31, 2009

	Carrying value (1)	Fair value	Carrying value (1)	Fair value

Investment securities	$423,200	$427,488	$360,800	$361,845
Loans receivable	$449,068	$449,068	$478,191	$478,191
Derivatives, net	$36,326	$36,326	$12,624	$12,624
Long-term debt	$(4,291,563)	$(4,553,871)	$(4,271,555)	$(4,409,961)

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

Our wholly-owned subsidiary, Imagitas, Inc., was a defendant in ten purported class actions filed in six different states. These lawsuits have been coordinated in the United States District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleged that the Imagitas DriverSource program violated the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas entered into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assisted the state in performing its governmental function of delivering these mailings and funding the costs of them. The plaintiffs in these actions were seeking statutory damages under the DPPA. On April 9, 2008, the District Court granted Imagitas’ motion for summary judgment in one of the coordinated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). On July 30, 2008, the District Court issued a final judgment in the Rine lawsuit and stayed all of the other cases filed against Imagitas pending an appellate decision in Rine. On August 27, 2008, the Rine plaintiffs filed an appeal of the District Court’s decision in the United States Court of Appeals, Eleventh Judicial Circuit (the “Circuit Court”). On December 21, 2009, the Circuit Court affirmed the District Court decision. On February 22, 2010, the Circuit Court denied the Rine plaintiffs petition for rehearing en banc. The Rine plaintiffs ability to pursue further review of this decision has expired. With respect to the remaining stayed cases, the District Court held a status conference and set forth a briefing schedule for Imagitas to file its motion to dismiss these cases.

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

Product Warranties

We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our best estimate of probable liability for product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, our product warranty liability at June 30, 2010 and December 31, 2009, respectively, was not material.

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

Forward-Looking Statements

We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q may change based on various factors. The future is difficult to predict. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are those which talk about our current expectations as to the future and include, but are not limited to, statements about the transformation initiatives, and amounts, timing and results of possible restructuring charges and future earnings or risks. Words such as “estimate”, “target”, “project”, “plan”, “believe”, “expect”, “anticipate”, “intend”, and similar expressions may identify such forward-looking statements. Some of the factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	negative developments in economic conditions, including adverse impacts on customer demand
•	changes in postal or banking regulations
•	timely development and acceptance of new products
•	success in gaining product approval in new markets where regulatory approval is required
•	successful entry into new markets
•	mailers’ utilization of alternative means of communication or competitors’ products
•	our success at managing customer credit risk
•	our success at managing costs associated with our strategy of outsourcing functions and operations not central to our business
•	changes in interest rates
•	foreign currency fluctuations
•	cost, timing and execution of our transformation plans including any potential asset impairments
•	regulatory approvals and satisfaction of other conditions to consummation and integration of any acquisitions
•	interrupted use of key information systems
•	changes in international or national political conditions, including any terrorist attacks
•	intellectual property infringement claims
•	impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents
•	third-party suppliers’ ability to provide product components, assemblies or inventories
•	negative income tax adjustments or other regulatory levies for prior audit years and changes in tax laws or regulations
•	changes in pension, healthcare and retiree medical costs

Overview

For the second quarter, revenue was $1.3 billion, a decrease of 6% compared to the prior year. The decrease is due largely to continued weak business conditions.

Pitney Bowes net income was $61.4 million or $0.30 per diluted share in the second quarter of 2010 as compared with $117.3 million or $0.57 earnings per diluted share in the second quarter of 2009. Pitney Bowes net income in the second quarter of 2010 included a one-time charge of 5 cents per diluted share primarily to correct rates used to estimate unbilled International Mail Services revenue in prior periods, after-tax charges for restructuring charges and asset impairments of 15 cents per diluted share, a tax charge totaling 2 cents per diluted share associated with certain of our leveraged lease transactions and a less than 1 cent charge per diluted share for out-of-the-money stock options that expired during the quarter. Pitney Bowes net income in the second quarter of 2010 also included a 1 cent per diluted share loss associated with discontinued operations.

Despite a decline in revenue for the quarter in six of our seven business segments, EBIT increased in four of our seven business segments when compared to the second quarter of 2009 due to our ongoing productivity investments and cost reduction initiatives. We generated $118 million of cash flow from operating activities compared to $207 million for the same period in the prior year. Cash flow from operations was negatively impacted by higher restructuring and tax payments.

See “Results of Operations – Second Quarter of 2010 Compared to Second Quarter of 2009” for a more detailed discussion of our results of operations.

Outlook

Some economic and business indicators in a broad range of industries continue to be weak. These factors have impacted our financial results and in particular some of our recurring revenue streams, including our relatively high-margin financing, rental, and supplies revenue streams. While we have been successful in reducing our cost structure across the entire business and shifting to a more variable cost structure, these actions have not been enough to offset the impact of lower revenues.

We continue to expect our mix of revenue to change, with a greater percentage of revenue coming from diversified revenue streams associated with fully featured smaller systems and a smaller percentage from larger system sales. We expect that our future results will continue to be impacted by changes in global economic conditions and their impact on mail intensive industries. It is not expected that total mail volumes will rebound to prior peak levels in an economic recovery, and future mail volume trends will continue to be a factor for our businesses.

The global economy and business environment have not stabilized or improved as quickly as we originally anticipated. We noted a deterioration in conditions as the second quarter progressed, particularly among the customers in our Small and Medium Business Solutions segment group. Contrary to previous expectations and based on the current economic outlook, we do not expect the business environment to improve as significantly as we previously expected in the second half of the year.

Results of Operations – Second Quarter of 2010 compared to Second Quarter of 2009

Business segment results

The following table shows revenue and earnings before interest and taxes (“EBIT”) for the three months ended June 30, 2010 and 2009 by business segment. We use EBIT, a non-GAAP measure, to determine our segment profitability. Refer to the reconciliation of segment amounts to income from continuing operations before income taxes in Note 6 to the Condensed Consolidated Financial Statements.

Prior year results have been reclassified to conform to the current year presentation. Refer to Note 6 to the Condensed Consolidated Financial Statements for further detail on these changes.

(Dollars in thousands)	Revenue			EBIT

	Three Months Ended June 30,			Three Months Ended June 30,

	2010	2009	% change	2010	2009	% change

U.S. Mailing	$467,636	$510,324	(8)%	$166,913	$192,538	(13)%
International Mailing	215,814	217,900	(1)%	29,557	27,069	9%

Small & Medium Business Solutions	683,450	728,224	(6)%	196,470	219,607	(11)%

Production Mail	120,395	130,137	(7)%	8,954	10,413	(14)%
Software	80,960	82,823	(2)%	5,808	5,219	11%
Management Services	248,809	263,763	(6)%	22,181	16,140	37%
Mail Services	126,155	138,598	(9)%	5,354	21,723	(75)%
Marketing Services	37,468	34,917	7%	7,337	5,653	30%

Enterprise Business Solutions	613,787	650,238	(6)%	49,634	59,148	(16)%

Total	$1,297,237	$1,378,462	(6)%	$246,104	$278,755	(12)%

During the second quarter of 2010, Small & Medium Business Solutions revenue decreased 6% to $683 million and EBIT decreased 11% to $196 million, compared to the prior year. Within Small & Medium Business Solutions:

U.S. Mailing revenue and EBIT decreased 8% and 13%, respectively, primarily due to lower sales revenue, rental revenue, and the lower levels of finance receivables and related financing revenue. The decline in the finance receivables portfolio was due to reduced equipment sales in prior periods.

International Mailing revenue decreased 1%, which includes the favorable impact of foreign currency translation of 1%. The continued weak economic environment in many countries negatively impacted the demand for our products and services and as a result many customers are delaying making purchase decisions for new mailing systems. International Mailing EBIT, however, increased 9% to $29.6 million, partially driven by our initiatives to improve productivity and consolidate administrative functions.

During the second quarter of 2010, Enterprise Business Solutions revenue decreased 6% to $614 million. EBIT decreased 16% to $50 million, compared to the prior year. Within Enterprise Business Solutions:

Production Mail revenue decreased 7% due to lower equipment sales in the U.S., Canada and certain European countries due to the timing of installations of inserting equipment and related software and as economic uncertainty continues to delay large-ticket capital expenditures for many large enterprises worldwide. Foreign currency translation had an unfavorable impact of 1% on revenue. Production Mail’s EBIT decreased to $9.0 million compared to $10.4 million in the prior year due to the lower revenue compared to the prior year.

Software revenue decreased 2% which includes a favorable impact of foreign currency translation of 1% due primarily to the continued transition to annuity-based pricing for some software solutions. We plan to continue to expand our software-as-a-service offerings and recurring revenue streams from term licenses. Software EBIT increased 11% to $5.8 million, despite the lower revenue, primarily due to our efforts to integrate our operations and focus our product offerings.

Management Services revenue decreased 6%, which includes the unfavorable impact of foreign currency translation of 1%. Revenue was adversely impacted by lower business activity in prior periods and decreased print and transaction volumes. Management Services EBIT, however, increased by 37% primarily due to the positive result of our actions to align costs with changing volumes through a more variable cost infrastructure, ongoing productivity initiatives, and a focus on more profitable contracts.

Mail Services revenue decreased 9% to $126.2 million and EBIT decreased 75% to $5.4 million. This business continues to process increasing volumes of presort mail and diversify its mix of mail as it grows Standard Class mail volumes. However, revenue growth and margin for the segment were adversely impacted by an adjustment made in its International Mail Services portion of the business. During the quarter, we recorded a one-time out of period adjustment, primarily related to the correction of rates used previously to estimate earned but unbilled revenue for the periods 2007 through the first quarter 2010. The aggregate adjustment for this period reduced second quarter revenue and EBIT by approximately $21 million and $16 million respectively, but the impact of this adjustment was not material on any individual quarter or year during these periods and not material to anticipated 2010 results.

Marketing Services revenue increased 7% primarily due to increased vendor advertising revenue for the Movers’ Source kits. Marketing Services EBIT increased 30% due to the increased revenue and ongoing productivity initiatives.

Revenue by source

The following table shows revenue by source for the three months ended June 30, 2010 and 2009:

(Dollars in thousands)	Three Months Ended June 30,

	2010	2009	% change

Equipment sales	$230,235	$257,196	(10)%
Supplies	77,054	81,973	(6)%
Software	86,151	87,380	(1)%
Rentals	150,141	156,151	(4)%
Financing	156,604	174,508	(10)%
Support services	175,298	179,246	(2)%
Business services	421,754	442,008	(5)%

Total revenue	$1,297,237	$1,378,462	(6)%

Equipment sales revenue decreased 10% compared to the prior year due to lower placements of mailing and production mail equipment worldwide. Equipment sales revenue also continues to be adversely affected by the ongoing changing mix in equipment placements to more fully featured smaller systems.

Supplies revenue decreased 6% compared to the prior year due to lower supplies usage resulting from lower mail volumes and fewer installed meters in the U.S. and internationally. Foreign currency translation had less than a 1% unfavorable impact.

Software revenue decreased 1% compared to the prior year. Foreign currency translation had less than a 1% positive impact compared to the prior year. Revenue has been negatively impacted as many businesses continued to delay certain capital spending worldwide as well as the impacts of expansion of our software-as-a-service offerings.

Rentals revenue decreased 4% compared to the prior year as a result of fewer equipment sales and meter rental placements in prior periods. The impact from foreign currency translation was less than 1% positive impact to the period.

Financing revenue decreased 10% compared to the prior year. Lower equipment sales over the prior periods have resulted in a decline in our U.S. and international lease portfolios. Foreign currency translation had a favorable impact of 1%.

Support services revenue decreased 2% compared to the prior year principally driven by lower new equipment placements. The impact of foreign currency translation was less than 1% positive impact to the period.

Business services revenue decreased 5% compared to the prior year primarily due to lower net new business, print and transaction volumes at Management Services and the impact of the one-time out of period adjustment in our International Mail Services business. Foreign currency translation was less than 1% negative impact to the period.

Costs and expenses

(Dollars in thousands)	Three Months Ended June 30,

			Percentage of Revenue

	2010	2009	2010	2009

Cost of equipment sales	$102,997	$120,754	44.7%	47.0%
Cost of supplies	$24,173	$21,369	31.4%	26.1%
Cost of software	$19,282	$21,570	22.4%	24.7%
Cost of rentals	$34,310	$38,013	22.9%	24.3%
Financing interest expense	$21,821	$25,438	13.9%	14.6%
Cost of support services	$111,695	$120,239	63.7%	67.1%
Cost of business services	$337,652	$345,483	80.1%	78.2%
Selling, general and administrative	$426,352	$431,088	32.9%	31.3%
Research and development	$38,168	$46,622	2.9%	3.4%

Cost of equipment sales as a percentage of revenue was 44.7% in the second quarter of 2010 compared with 47.0% in the prior year, primarily due to margin improvements in U.S. Mailing and Canada.

Cost of supplies as a percentage of revenue was 31.4% in the second quarter of 2010 compared with 26.1% in the prior year primarily due to the increasing mix of lower margin product sales worldwide.

Cost of software as a percentage of revenue was 22.4% in the second quarter of 2010 compared with 24.7% in the prior year due to revenue mix and impacts of ongoing productivity initiatives.

Cost of rentals as a percentage of revenue was 22.9% in the second quarter of 2010 compared with 24.3% in the prior year. Rental margins have been positively impacted by a higher level of lease extensions.

Financing interest expense as a percentage of revenue was 13.9% in the second quarter of 2010 compared with 14.6% in the prior year primarily due to lower borrowing costs. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenues, we assumed a 10:1 leveraging ratio of debt to equity and applied our overall effective interest rate to the average outstanding finance receivables.

Cost of support services as a percentage of revenue was 63.7% in the second quarter of 2010 compared with 67.1% in the prior year. Improvements in our U.S. Mailing and International Mailing segments were driven by the positive impacts of ongoing productivity initiatives.

Cost of business services as a percentage of revenue was 80.1% in the second quarter of 2010 compared with 78.2% in the prior year. The positive impacts of cost reduction programs in our Management Services and Mail Services businesses were offset by the one-time adjustment associated with our International Mail Services businesses.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue was 32.9% in the second quarter of 2010 compared with 31.3% in the prior year. SG&A expense declined $4.7 million compared to the prior year but was adversely impacted by the lower revenue in the current year.

Research and development expenses decreased $8.5 million from the prior year. The decline in overall spending is due to the wind-down of redundant costs related to our transition to offshore development capabilities and the launch of the new Connect+TM mailing system. Research and development expenses as a percentage of total revenue was 2.9% in the second quarter of 2010 compared with 3.4% in the prior year.

Restructuring charges and asset impairments

See Note 13 to the Condensed Consolidated Financial Statements.

Other interest expense

(Dollars in thousands)	Three Months Ended June 30,

	2010	2009	% change

Other interest expense	$29,204	$29,553	(1)%

Other interest expense decreased by $0.3 million or 1% in the second quarter of 2010 compared to the prior year.

Income taxes / effective tax rate

The effective tax rate for the three months ended June 30, 2010 and 2009 was 33.9% and 34.9%, respectively.

Discontinued operations

See Note 4 to the Condensed Consolidated Financial Statements.

Noncontrolling interests (Preferred stock dividends of subsidiaries)

See Note 11 to the Condensed Consolidated Financial Statements.

Results of Operations – Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

Revenue by source

(Dollars in thousands)	Six Months Ended June 30,

	2010	2009	% change

Equipment sales	$470,171	$489,021	(4)%
Supplies	162,331	170,002	(5)%
Software	169,280	167,106	1%
Rentals	305,578	324,281	(6)%
Financing	319,379	357,306	(11)%
Support services	355,332	353,593	-%
Business services	863,399	896,737	(4)%

Total revenue	$2,645,470	$2,758,046	(4)%

Equipment sales revenue decreased 4% compared to the prior year due to lower placements of mailing equipment as more customers have delayed purchases of new equipment and extended their leases on existing equipment due to the economic conditions. Revenue also continues to be adversely affected by the ongoing changing mix in equipment placements to more fully featured smaller systems. Foreign currency translation had a favorable impact of 2%.

Supplies revenue decreased 5% compared to the prior year due to lower supplies usage resulting from lower mail volumes and fewer installed meters due to customer consolidations in the U.S. and internationally. Foreign currency translation had a favorable impact of 2%.

Software revenue increased 1% compared to the prior year primarily due to favorable foreign currency translation of 3%. Revenue growth is impacted by the expansion of our software-as-a-service offerings and recurring revenue streams from term leases.

Rentals revenue decreased 6% compared to the prior year as customers in the U.S. continue to downsize to smaller, fully featured machines. The weak economic conditions have also impacted our international rental markets, specifically in Canada and France. Foreign currency translation had a favorable impact of 1%.

Financing revenue decreased 11% compared to the prior year. Lower equipment sales over the past year have resulted in a decline in both our U.S. and international lease portfolios. Foreign currency translation had a favorable impact of 2%.

Support services revenue increased less than 1% compared to the prior year. Favorable foreign currency translation of 2%, offset lower revenues in the U.S. and parts of Europe.

Business services revenue decreased 4% compared to the prior year. Lower volumes at Management Services and the impact of the one-time out of period adjustment in our International Mail Services business more than offset the increase in mail volumes processed at Mail Services. Foreign currency translation had less than a 1% favorable impact.

Costs and expenses

	Six Months Ended June 30,

(Dollars in thousands)			Percentage of Revenue

	2010	2009	2010	2009

Cost of equipment sales	$209,399	$224,818	44.5%	46.0%
Cost of supplies	$49,538	$44,710	30.5%	26.3%
Cost of software	$39,873	$41,067	23.6%	24.6%
Cost of rentals	$71,381	$73,864	23.4%	22.8%
Financing interest expense	$43,759	$49,890	13.7%	14.0%
Cost of support services	$226,301	$237,586	63.7%	67.2%
Cost of business services	$668,124	$698,527	77.4%	77.9%
Selling, general and administrative	$869,649	$881,479	32.9%	32.0%
Research and development	$79,033	$93,571	3.0%	3.4%

Cost of equipment sales as a percentage of revenue was 44.5% in the first six months of 2010 compared with 46.0% in the prior year, primarily due to favorable mix of higher margin mailing equipment in the U.S. and International.

Cost of supplies as a percentage of revenue was 30.5% in the first six months of 2010 compared with 26.3% in the prior year due the unfavorable mix of lower margin products sales.

Cost of software as a percentage of revenue was 23.6% in the first six months of 2010 compared with 24.6% in the prior year. This favorable impact is due to business integration measures and productivity investments.

Cost of rentals as a percentage of revenue was 23.4% in the first six months of 2010 compared with 22.8% in the prior year due to the fixed costs associated with meter depreciation and lower revenues.

Financing interest expense as a percentage of revenue was 13.7% in the first six months of 2010 compared with 14.0% in the prior year primarily due to lower borrowing costs.

Cost of support services as a percentage of revenue was 63.7% in the first six months of 2010 compared with 67.2% in the prior year due to margin improvements in U.S. Mailing and International Mailing driven by the positive impacts of ongoing productivity investments.

Cost of business services as a percentage of revenue was 77.4% in the first six months of 2010 compared with 77.9% in the prior year. This is due to the positive impacts of cost reduction programs at our Management Services and Mail Services businesses, partly offset by lower volumes of higher margin print and transaction activity which has negatively impacted Management Services.

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue was 32.9%in the first six months of 2010 compared with 32.0% in the prior year. SG&A expense declined $11.8 million and was negatively impacted by foreign currency translation of 2%.

Research and development expenses decreased $14.5 million in the first six months of 2010 from the prior year. Foreign currency translation had a negative impact of 1%. The decline in overall spending is due to the wind down of redundant costs related to our transition to offshore development capabilities and the launch of the new Connect+TM mailing system. Research and development expenses as a percentage of total revenue was 3.0% for the first six months of 2010 compared to 3.4% in the prior year.

Restructuring charges and asset impairments

See Note 13 to the Condensed Consolidated Financial Statements.

Other interest expense

Other interest expense for the six months ended June 30, 2010 and 2009:

(Dollars in thousands)	Six Months Ended June 30,

	2010	2009	% change

Other interest expense	$56,862	$57,304	(1)%

Other interest expense decreased $0.4 million or 1% in the first six months of 2010 compared to the prior year primarily due to lower interest rates.

Income taxes

The effective tax rate for the six months ended June 30, 2010 and 2009 was 41.1% and 37.7%, respectively. The year-to-date 2010 rate was increased by $9.1 million of tax charges related to the write-off of deferred tax assets as a result of the recent health care reform legislation in the U.S. This legislation, signed in March 2010, includes a provision eliminating the tax deduction for retiree health care costs to the extent of federal subsidies received by companies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. The tax rates for 2010 and 2009 included $9.1 million and $12.0 million, respectively, of tax charges related to the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees. These write-offs of deferred tax assets will not require us to pay any taxes The 2010 rate also includes benefits and charges associated with previously unrecognized deferred taxes on outside basis differences and unremitted earnings..

Discontinued operations

See Note 4 to the Condensed Consolidated Financial Statements.

Noncontrolling interests (Preferred stock dividends of subsidiaries)

See Note 11 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We believe that cash flow from operations, existing cash and liquid investments, as well as borrowing capacity under our commercial paper program, our existing credit facility and debt capital markets should be sufficient to finance our capital requirements and to cover our customer deposits. Our potential uses of cash include but are not limited to the following: growth and expansion opportunities; internal investments; customer financing; restructuring payments; tax payments; interest and dividend payments; pension and other benefit plan funding; acquisitions; and share repurchase program.

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

Cash Flow Summary

The change in cash and cash equivalents is as follows:

(Dollars in thousands)	Six Months Ended June 30,

	2010	2009

Net cash provided by operating activities	$423,802	$483,387
Net cash used in investing activities	(136,067)	(89,520)
Net cash used in financing activities	(232,423)	(331,187)
Effect of exchange rate changes on cash and cash equivalents	(8,598)	5,911

Increase in cash and cash equivalents	$46,714	$68,591

2010 Cash Flows

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities included decreases in finance receivable and accounts receivable balances of $125.6 million and $95.0 million, respectively. The decrease in finance receivables is due to the decline in the finance receivables portfolio as a result of reduced equipment sales from prior periods. The decrease in accounts receivable is primarily due to lower billings and strong collections. Partially offsetting these factors was an increase in inventory of $31.8 million, timing of tax payment and $66.8 million in restructuring payments.

Net cash used in investing activities consisted principally of capital expenditures of $58.6 million.

Net cash used in financing activities included a decrease of $77.3 million of commercial paper and dividends paid to common stockholders of $151.4 million for the six months ended June 30, 2010.

2009 Cash Flows

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities included decreases in finance receivables and accounts receivable balances of $165.1 million and $99.0 million, respectively, resulting from lower levels of new business and strong collections. Partially offsetting these factors was a reduction in accounts payable and accrued liabilities of $167.6 million, primarily due to lower compensation accruals as well as $49.1 million in restructuring payments associated with the prior year cost reduction initiatives and a $20.3 million payment for the unwinding of derivatives related to the March 2009 debt issuance.

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

Capital Expenditures

During the first six months of 2010, capital expenditures included $26.2 million in net additions to property, plant and equipment and $32.4 million in net additions to rental equipment and related inventories compared with $45.2 million and $45.0 million, respectively, in the same period in 2009. The decrease in capital expenditures is due to lower placement of new postage meters and tighter control over capital spending.

Financings and Capitalization

We have a commercial paper program that is a significant source of liquidity for the Company. During 2010, we have continued to have consistent access to the commercial paper market. As of June 30, 2010, we had $143 million of outstanding commercial paper issuances. We also have a committed line of credit which supports commercial papers issuance and is provided by a syndicate of 15 banks until 2013. In May 2010, we renewed our line of credit for $1.25 billion. As of June 30, 2010, this line of credit had not been drawn down. We are a Well-Known Seasoned Issuer with the SEC which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion.

We believe our financing needs in the short and long-term can be met from cash generated internally, the issuance of commercial paper, debt issuance under our effective shelf registration statement and borrowing capacity under our existing credit agreements.

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements.

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

Under the direction of our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010. In addition, no changes in internal control over financial reporting occurred during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

See Note 17 to the Condensed Consolidated Financial Statements.

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

No shares were purchased during the second quarter of 2010. In May 2010, the Board of Directors approved an expansion of the company’s share repurchase authorization to $150 million.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Removed and Reserved

Item 5: Other Information

None.

Item 6: Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

August 5, 2010

/s/ Michael Monahan

Michael Monahan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ S. J. Green

S. J. Green
Vice President – Finance and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description	Status or incorporation by reference

3 (a.2)	Certificate of Amendment of Restated Certificate of Incorporation of Pitney Bowes Inc.	Incorporated by reference to Exhibit (3) (a.2) to Form 8-K as filed with the Commission on May 12, 2010. (Commission file number 1-3579)

3 (b.1)	Amendment to the Pitney Bowes Inc. Amended and Restated By-laws (effective May 10, 2010)	Incorporated by reference to Exhibit (3)(b.1) to Form 8-K as filed with the Commission on May 12, 2010. (Commission file number 1-3579)

10(a)	Compensation arrangement for Vicki O’Meara dated June 1, 2010	Page 37

(12)	Computation of ratio of earnings to fixed charges	Page 39

(31.1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Page 40

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Page 41

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Page 42

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Page 43

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document