Form 10-Q
period 2010-09-30
PITNEY BOWES INC /DE/
filed 2010-11-05
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 3, 2010.

Class	Outstanding

Common Stock, $1 par value per share	203,353,768 shares

PITNEY BOWES INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Revenue:
Equipment sales	$248,228	$225,759	$718,399	$714,780
Supplies	77,304	83,464	239,635	253,466
Software	95,850	87,295	265,130	254,401
Rentals	151,399	163,711	456,977	487,992
Financing	157,333	171,228	476,712	528,534
Support services	175,844	177,607	531,176	531,200
Business services	439,784	447,756	1,303,183	1,344,493

Total revenue	1,345,742	1,356,820	3,991,212	4,114,866

Costs and expenses:
Cost of equipment sales	115,721	106,326	325,120	331,144
Cost of supplies	23,843	23,785	73,381	68,495
Cost of software	21,191	19,413	61,064	60,480
Cost of rentals	36,277	40,508	107,658	114,372
Financing interest expense	22,189	23,975	65,948	73,865
Cost of support services	111,521	119,034	337,822	356,620
Cost of business services	335,588	335,406	1,003,712	1,033,933
Selling, general and administrative	435,292	435,931	1,304,941	1,317,410
Research and development	38,454	45,052	117,487	138,623
Restructuring charges and asset impairments	33,805	12,845	103,039	12,845
Other interest expense	29,310	27,244	86,172	84,548
Interest income	(393)	(668)	(1,851)	(3,153)

Total costs and expenses	1,202,798	1,188,851	3,584,493	3,589,182

Income from continuing operations before income taxes	142,944	167,969	406,719	525,684
Provision for income taxes	46,880	57,691	155,302	192,375

Income from continuing operations	96,064	110,278	251,417	333,309
(Loss) gain from discontinued operations, net of income tax	(2,536)	(2,429)	(8,332)	5,296

Net income before attribution of noncontrolling interests	93,528	107,849	243,085	338,605

Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,593	4,622	13,730	13,714

Pitney Bowes Inc. net income	$88,935	$103,227	$229,355	$324,891

Amounts attributable to Pitney Bowes Inc.:
Income from continuing operations	$91,471	$105,656	$237,687	$319,595
(Loss) gain from discontinued operations	(2,536)	(2,429)	(8,332)	5,296

Pitney Bowes Inc. net income	$88,935	$103,227	$229,355	$324,891

Basic earnings per share attributable to Pitney Bowes Inc. common stockholders (1):
Continuing operations	$0.44	$0.51	$1.15	$1.55
Discontinued operations	(0.01)	(0.01)	(0.04)	0.03

Net income	$0.43	$0.50	$1.11	$1.57

Diluted earnings per share attributable to Pitney Bowes Inc. common stockholders (1):
Continuing operations	$0.44	$0.51	$1.15	$1.54
Discontinued operations	(0.01)	(0.01)	(0.04)	0.03

Net income	$0.43	$0.50	$1.11	$1.57

Dividends declared per share of common stock	$0.365	$0.36	$1.095	$1.08

(1) The sum of the earnings per share amounts may not equal the totals above due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited; in thousands, except share and per share data)

	September 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$386,046	$412,737
Short-term investments	21,351	14,682

Accounts receivables, gross	760,532	859,633
Allowance for doubtful accounts receivables	(34,865)	(42,781)

Accounts receivables, net	725,667	816,852

Finance receivables	1,357,187	1,417,708
Allowance for credit losses	(48,366)	(46,790)

Finance receivables, net	1,308,821	1,370,918

Inventories	187,875	156,502
Current income taxes	112,719	101,248
Other current assets and prepayments	102,838	98,297

Total current assets	2,845,317	2,971,236

Property, plant and equipment, net	458,766	514,904
Rental property and equipment, net	315,489	360,207

Finance receivables	1,266,309	1,380,810
Allowance for credit losses	(20,511)	(25,368)

Finance receivables, net	1,245,798	1,355,442

Investment in leveraged leases	241,125	233,359
Goodwill	2,312,304	2,286,904
Intangible assets, net	304,186	316,417
Non-current income taxes	108,546	108,260
Other assets	484,376	387,182

Total assets	$8,315,907	$8,533,911

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,694,745	$1,748,254
Current income taxes	130,114	144,385
Notes payable and current portion of long-term obligations	135,674	226,022
Advance billings	461,573	447,786

Total current liabilities	2,422,106	2,566,447

Deferred taxes on income	304,765	310,274
Tax uncertainties and other income tax liabilities	546,314	525,253
Long-term debt	4,242,845	4,213,640
Other non-current liabilities	573,447	625,079

Total liabilities	8,089,477	8,240,693

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 18)

Stockholders’ deficit:
Cumulative preferred stock, $50 par value, 4% convertible	4	4
Cumulative preference stock, no par value, $2.12 convertible	804	868
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	247,800	256,133
Retained earnings	4,293,549	4,291,393
Accumulated other comprehensive loss	(451,880)	(459,792)
Treasury stock, at cost (119,999,023 and 116,140,084 shares, respectively)	(4,483,555)	(4,415,096)

Total Pitney Bowes Inc. stockholders’ deficit	(69,940)	(3,152)

Total liabilities, noncontrolling interests and stockholders’ deficit	$8,315,907	$8,533,911

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,

	2010	2009

Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$243,085	$338,605
Restructuring charges and asset impairments, net of tax	67,027	8,300
Restructuring payments	(90,713)	(66,757)
Proceeds (payments) for settlement of derivative instruments	31,774	(20,281)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231,605	262,683
Stock-based compensation	15,866	16,964
Changes in operating assets and liabilities, excluding effects of acquisitions:
(Increase) decrease in accounts receivables	109,603	134,789
(Increase) decrease in finance receivables	168,673	203,588
(Increase) decrease in inventories	(31,336)	(6,844)
(Increase) decrease in prepaid, deferred expense and other assets	(792)	(14,787)
Increase (decrease) in accounts payable and accrued liabilities	(68,023)	(195,842)
Increase (decrease) in current and non-current income taxes	3,017	73,457
Increase (decrease) in advance billings	(8,215)	1,002
Increase (decrease) in other operating capital, net	(4,684)	(2,453)

Net cash provided by operating activities	666,887	732,424

Cash flows from investing activities:
Short-term and other investments	(112,902)	(19,616)
Capital expenditures	(90,177)	(126,509)
Net investment in external financing	(3,117)	(1,216)
Acquisitions, net of cash acquired	(75,500)	-
Reserve account deposits	5,405	(6,236)

Net cash used in investing activities	(276,291)	(153,577)

Cash flows from financing activities:
Decrease in notes payable, net	(89,232)	(445,460)
Proceeds from long-term obligations	-	297,513
Principal payments on long-term obligations	-	(150,000)
Proceeds from issuance of common stock	8,687	8,984
Stock repurchases	(100,000)	-
Dividends paid to common stockholders	(227,199)	(223,182)
Dividends paid to noncontrolling interests	(9,953)	(13,714)

Net cash used in financing activities	(417,697)	(525,859)

Effect of exchange rate changes on cash and cash equivalents	410	11,469

(Decrease) increase in cash and cash equivalents	(26,691)	64,457
Cash and cash equivalents at beginning of period	412,737	376,671

Cash and cash equivalents at end of period	$386,046	$441,128

Cash interest paid	$169,042	$169,219

Cash income taxes paid, net	$186,079	$133,808

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Pitney Bowes Inc. and its subsidiaries (PBI, the company, we, us, and our) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2009 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly our financial position at September 30, 2010 and December 31, 2009, our results of operations for the three and nine months ended September 30, 2010 and 2009 and our cash flows for the nine months ended September 30, 2010 and 2009 have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2010.

These statements should be read in conjunction with the financial statements and notes thereto included in our 2009 Annual Report to Stockholders on Form 10-K (2009 Annual Report).

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

3. Recent Accounting Pronouncements

In July 2010, new guidance was introduced which would increase disclosures regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. In addition, the guidance would require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. The guidance will be effective for our 2010 Annual Report. The adoption of this guidance will not have an impact on our consolidated financial statements, but will result in additional disclosures.

In September 2009, new guidance was introduced addressing the accounting for revenue arrangements with multiple elements and certain revenue arrangements that include software. This guidance will allow companies to allocate consideration in a multiple element arrangement in a way that better reflects the economics of the transaction and will result in the elimination of the residual method. In addition, tangible products that have software components that are “essential to the functionality” of the tangible product will be scoped out of the software revenue guidance. The new guidance may also result in more expansive disclosures. The new guidance will be effective on January 1, 2011. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations, or cash flows.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

4. Acquisitions

On July 5, 2010, we acquired Portrait Software plc (Portrait) for $65.2 million in cash, net of cash acquired. Portrait provides software to enhance existing customer relationship management systems, enabling clients to achieve improved customer retention and profitability. The preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed is shown below. The primary items that generated goodwill are the anticipated synergies from the compatibility of the acquired technology with our existing product and service offerings, and employees of Portrait, neither of which qualify as an amortizable intangible asset. None of the goodwill will be deductible for tax purposes.

Purchase price allocation:
Current assets	$7,919
Other non-current assets	2,352
Intangible assets	31,332
Goodwill (1)	47,354
Current liabilities	(13,014)
Non-current liabilities	(10,793)

Purchase price, net of cash acquired	$65,150

Intangible assets:
Customer relationships	$18,744
Software and technology	11,497
Trademarks and trade names	1,091

Total intangible assets	$31,332

Intangible assets amortization period:
Customer relationships	10 years
Software and technology	5.8 years
Trademarks and trade names	5.7 years

Total weighted average	8.3 years

(1) Goodwill was assigned to the Software segment.

During the second quarter of 2010, we also completed a smaller acquisition for a purchase price of $11.5 million in cash, of which $10.3 million was paid at closing. The acquisition did not have a material impact on our financial results.

The following table provides unaudited pro forma consolidated revenue for the three and nine months ended September 30, 2010 and 2009 as if the above acquisitions had occurred on January 1 of each year. The pro forma earnings results of these acquisitions were not material to net income or earnings per share. The pro forma consolidated amounts do not purport to be indicative of actual results that would have occurred had the acquisitions been completed on January 1, 2010 and 2009, nor do they purport to be indicative of the results that will be obtained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Total revenue	$1,345,742	$1,367,206	$4,015,036	$4,144,840

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

5. Discontinued Operations

The following table shows selected financial information included in discontinued operations for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Pre-tax income	$-	$-	$754	$20,624
Tax provision	(2,536)	(2,429)	(9,086)	(15,328)

(Loss) gain from discontinued operations	$(2,536)	$(2,429)	$(8,332)	$5,296

The loss for the three and nine months ended September 30, 2010 and three months ended September 30, 2009 primarily relates to the accrual of interest on uncertain tax positions. The gain for the nine months ended September 30, 2009 includes $10.9 million ($6.7 million after tax) from the release of reserves related to the expiration of an indemnity agreement associated with our former Capital Services business and $9.8 million ($6.0 million after tax) for a bankruptcy settlement. We received a bankruptcy settlement for unsecured claims pertaining to the lease of certain aircraft originally executed by the Capital Services business. At the time of the Capital Services sale, we retained the rights to the bankruptcy claims. These amounts were partially offset by the accrual of interest on uncertain tax positions.

6. Earnings per Share

The calculation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Numerator:
Amounts attributable to Pitney Bowes Inc.:
Income from continuing operations attributable to Pitney Bowes Inc., net of tax	$91,471	$105,656	$237,687	$319,595
(Loss) gain from discontinued operations, net of tax	(2,536)	(2,429)	(8,332)	5,296

Pitney Bowes Inc. net income (numerator for diluted EPS)	88,935	103,227	229,355	324,891
Less: Preference stock dividend	(17)	(17)	(50)	(55)

Income attributable to Pitney Bowes Inc. common stockholders (numerator for basic EPS)	$88,918	$103,210	$229,305	$324,836

Denominator (in thousands):
Weighted-average shares used in basic EPS	205,761	207,076	206,745	206,610
Effect of dilutive shares:
Preferred stock	2	3	2	3
Preference stock	498	554	511	578
Stock options and stock purchase plans	13	5	20	2
Other stock plans	8	6	13	5

Weighted-average shares used in diluted EPS	206,282	207,644	207,291	207,198

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Basic earnings per share:
Income from continuing operations	$0.44	$0.51	$1.15	$1.55
(Loss) gain from discontinued operations	(0.01)	(0.01)	(0.04)	0.03

Net income	$0.43	$0.50	$1.11	$1.57

Diluted earnings per share:
Income from continuing operations	$0.44	$0.51	$1.15	$1.54
(Loss) gain from discontinued operations	(0.01)	(0.01)	(0.04)	0.03

Net income	$0.43	$0.50	$1.11	$1.57

Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	16,107	18,032	15,704	18,701

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

Enterprise Business Solutions:

Production Mail: Includes the worldwide revenue and related expenses from the sale, financing, support and other professional services of our high-speed, production mail systems, sorting and production print equipment.

Software: Includes the worldwide revenue and related expenses from the sale and support services of non-equipment-based mailing, customer relationship and communication and location intelligence software.

Management Services: Includes worldwide revenue and related expenses from facilities management services; secure mail services; reprographic, document management services; secure document destruction; and litigation support and eDiscovery services.

Mail Services: Includes presort mail services and cross-border mail services.

Marketing Services: Includes direct marketing services for targeted customers.

We manage, measure and analyze the operational profitability of each reporting segment based on earnings before interest and taxes (EBIT), a non-GAAP measure. EBIT is determined by deducting from segment revenue the related expenses attributable to the segment. Segment EBIT excludes interest and taxes, which are generally managed across the entire company on a consolidated basis, and general corporate expenses, restructuring charges and asset impairments.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

Revenue and EBIT by business segment for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Revenue:
U.S. Mailing	$461,787	$491,036	$1,406,464	$1,517,377
International Mailing	227,844	224,681	678,961	679,893

Small & Medium Business Solutions	689,631	715,717	2,085,425	2,197,270

Production Mail	134,943	126,434	380,114	366,000
Software	91,544	82,361	251,877	240,559
Management Services	245,113	259,370	748,538	789,635
Mail Services (1)	144,988	134,042	416,245	413,891
Marketing Services	39,523	38,896	109,013	107,511

Enterprise Business Solutions	656,111	641,103	1,905,787	1,917,596

Total revenue	$1,345,742	$1,356,820	$3,991,212	$4,114,866

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

EBIT:
U.S. Mailing	$169,871	$178,066	$507,921	$561,232
International Mailing	38,931	29,193	105,469	87,201

Small & Medium Business Solutions	208,802	207,259	613,390	648,433

Production Mail	15,243	11,494	35,111	26,974
Software	7,996	8,241	18,136	16,064
Management Services	23,508	19,517	65,781	49,294
Mail Services (1)	15,139	23,024	44,813	63,322
Marketing Services	8,571	7,448	20,430	17,323

Enterprise Business Solutions	70,457	69,724	184,271	172,977

Total EBIT	279,259	276,983	797,661	821,410

Unallocated amounts:
Interest, net (2)	(51,106)	(50,551)	(150,269)	(155,260)
Corporate expenses	(51,404)	(45,618)	(137,634)	(127,621)
Restructuring charges and asset impairments	(33,805)	(12,845)	(103,039)	(12,845)

Income from continuing operations before income taxes	$142,944	$167,969	$406,719	$525,684

(1)

The Mail Services segment for the nine month period ended September 30, 2010 includes a one-time out of period adjustment primarily to correct rates used to estimate earned but unbilled revenue for the periods 2007 through first quarter 2010. The adjustment reduced 2010 year-to-date revenue and EBIT by $21 million and $16 million, respectively. The impact of this adjustment was not material to any individual quarter or year during these periods and is not material to anticipated 2010 results.

(2)	Interest, net includes financing interest expense, other interest expense and interest income.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

8. Inventories

	September 30, 2010	December 31, 2009

Raw materials and work in process	$50,820	$36,331
Supplies and service parts	73,224	69,506
Finished products	63,831	50,665

Total	$187,875	$156,502

9. Fixed Assets

	September 30, 2010	December 31, 2009

Property, plant and equipment	$1,819,355	$1,820,797
Accumulated depreciation	(1,360,589)	(1,305,893)

Property, plant and equipment, net	$458,766	$514,904

Rental property and equipment	$662,927	$728,537
Accumulated depreciation	(347,438)	(368,330)

Rental property and equipment, net	$315,489	$360,207

Depreciation expense was $59.4 million and $70.1 million for the three months ended September 30, 2010 and 2009, respectively. Depreciation expense was $183.8 million and $209.7 million for the nine months ended September 30, 2010 and 2009, respectively. In 2010, we recorded asset impairment charges of $1.4 million associated with a restructuring program and included these charges in the restructuring charges and asset impairments line of the Condensed Consolidated Statements of Income. See Note 14 for further details.

10. Intangible Assets and Goodwill

Intangible assets are composed of the following:

	September 30, 2010			December 31, 2009

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$445,128	$(220,351)	$224,777	$428,888	$(197,497)	$231,391
Supplier relationships	29,000	(15,467)	13,533	29,000	(13,292)	15,708
Software & technology	172,400	(113,709)	58,691	164,211	(103,388)	60,823
Trademarks & trade names	36,448	(29,651)	6,797	35,855	(27,898)	7,957
Non-compete agreements	7,815	(7,427)	388	7,753	(7,215)	538

Total intangible assets	$690,791	$(386,605)	$304,186	$665,707	$(349,290)	$316,417

During 2010, we acquired $42.2 million of identified intangible assets with a weighted average amortization period of 8.5 years. See Note 4 for further details. Amortization expense for intangible assets for the three months ended September 30, 2010 and 2009 was $15.4 million and $17.4 million, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2010 and 2009 was $47.8 million and $53.0 million, respectively. In 2010, we recorded impairment charges of $4.7 million and included these charges in the restructuring charges and asset impairments line of the Condensed Consolidated Statements of Income. See Note 14 for further details.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

The estimated future amortization expense related to intangible assets is as follows:

Amount

Remaining for year ended December 31, 2010	$15,000
Year ended December 31, 2011	58,000
Year ended December 31, 2012	52,000
Year ended December 31, 2013	47,000
Year ended December 31, 2014	43,000
Thereafter	89,186

Total	$304,186

Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2010 are as follows:

	Balance at December 31, 2009	Acquired during the period	Other (1)	Balance at September 30, 2010

U.S. Mailing	$217,458	$-	$(196)	$217,262
International Mailing	342,549	-	(7,503)	335,046

Small & Medium Business Solutions	560,007	-	(7,699)	552,308

Production Mail	138,475	-	(5,862)	132,613
Software	633,938	47,354	(3,581)	677,711
Management Services	500,055	-	(4,341)	495,714
Mail Services	259,632	-	(471)	259,161
Marketing Services	194,797	-	-	194,797

Enterprise Business Solutions	1,726,897	47,354	(14,255)	1,759,996

Total	$2,286,904	$47,354	$(21,954)	$2,312,304

(1)     “Other” is primarily foreign currency translation adjustments.

11. Long-term Debt

In August 2010, we unwound two interest rate swaps with an aggregate notional amount of $250 million that were entered into in March 2008. These interest rate swaps effectively converted the fixed rate of 5.6% on $250 million of notes, due 2018, into variable interest rates. We paid variable rates in connection with the swap agreements based on six-month LIBOR plus 111.47 basis points and received fixed rate payments of 5.6%.

The transaction was not undertaken for liquidity purposes, but rather to fix our effective interest rate to 3.7% for the remaining term of the notes. In connection with unwinding these interest rate swaps, we received $31.8 million, excluding accrued interest. This amount will be recognized as a reduction in interest expense over the remaining term of the notes.

There have been no other significant changes to long-term debt since December 31, 2009.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; tabular dollars in thousands, except for per share data)

12. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)

At January 1, 2009, Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary of ours, had 3,750,000 shares outstanding, or $375 million, of variable term voting preferred stock owned by certain outside institutional investors. These preferred shares were entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, was owned directly or indirectly by the company. The preferred stock was entitled to cumulative dividends at rates set at auction. The weighted average dividend rate was 4.8% for the three and nine months ended September 30, 2009. In the fourth quarter 2009, PBIH redeemed all 3,750,000 outstanding shares of variable term voting preferred stock with the combined proceeds from the issuance of the Preferred Stock (see below), cash flows from operations and the issuance of commercial paper.

In October 2009, PBIH issued 300,000 shares, or $300 million, of perpetual voting preferred stock (the Preferred Stock) to certain outside institutional investors. The holders of the Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the company. The Preferred Stock is entitled to cumulative dividends at a rate of 6.125% for a period of seven years after which it becomes callable and, if it remains outstanding, will yield a dividend that increases by 150% every six months thereafter.

The carrying value of the Preferred Stock is reported as Noncontrolling interests (Preferred stock) on the Condensed Consolidated Balance Sheets. Preferred Stock dividends are reported in the Condensed Consolidated Statements of Income as Preferred stock dividends of subsidiaries attributable to noncontrolling interests. Preferred Stock dividends were $4.6 million for the three months ended September 30, 2010 and 2009, and $13.7 million for the nine months ended September 30, 2010 and 2009. No dividends were in arrears at September 30, 2010 or December 31, 2009.

A rollforward of noncontrolling interests is as follows:

Beginning balance at January 1, 2009	$374,165
Movements:
Share issuances, net of issuance costs of $3.6 million.	296,370
Share redemptions	(374,165)

Ending balance at December 31, 2009 and September 30, 2010	$296,370

13. Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Pitney Bowes Inc. net income	$88,935	$103,227	$229,355	$324,891
Other comprehensive income, net of tax:
Foreign currency translation adjustments	124,539	67,778	(16,432)	115,512
Net unrealized (loss) gain on derivatives	(648)	(319)	853	6,195
Net unrealized gain (loss) on investment securities	345	139	2,427	(91)
Amortization of pension and postretirement costs	7,064	4,423	21,064	13,175

Comprehensive income	$220,235	$175,248	$237,267	$459,682

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; tabular dollars in thousands, except for per share data)

14. Restructuring Charges and Asset Impairments

2009 Program

In July 2009, we announced that we were undertaking a series of initiatives designed to transform and enhance the way we operate as a global company. In order to enhance our responsiveness to changing market conditions, we are executing a strategic transformation program designed to create improved processes and systems to further enable us to invest in future growth in areas such as our global customer interactions and product development processes. This program is expected to continue into 2012 and will result in the reduction of about 10 percent of the positions in the company. Total pre-tax costs of this program are expected to be between $250 million to $350 million primarily related to severance and benefit costs in connection with such workforce reductions. Currently, we are targeting annualized benefits by 2012, net of system and related investments, in the range of at least $150 million to $200 million on a pre-tax basis. These costs and the related benefits will be recognized as different actions are approved and implemented.

During the nine months ended September 30, 2010, we recorded pre-tax restructuring charges and asset impairments associated with this program of $103.0 million, of which $62.2 million related to severance and benefit costs, $34.8 million related to other exit costs and $1.4 million related to asset impairments. Additional charges of $4.7 million related to the impairment of certain intangible assets unrelated to this program, were also recorded during 2010. The cumulative charges for this program from inception to September 30, 2010 were $170.4 million. As of September 30, 2010, approximately 1,700 employee terminations have occurred under this program. The majority of the liability at September 30, 2010 is expected to be paid during the next twelve months from cash generated from operations.

Activity in the reserves for the restructuring actions taken in connection with the 2009 program for the nine months ended September 30, 2010 is composed of the following:

	Balance at December 31, 2009	Expenses	Cash payments	Non-cash charges	Balance at September 30, 2010

Severance and benefit costs	$45,895	$62,166	$(47,652)	$-	$60,409
Other exit costs	6,807	34,805	(28,074)	-	13,538
Asset impairments	-	6,068	-	(6,068)	-

Total	$52,702	$103,039	$(75,726)	$(6,068)	$73,947

2007 Program

In 2007, we announced a program to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. The program included charges primarily associated with older equipment that we had stopped selling upon transition to the new generation of fully digital, networked, and remotely-downloadable equipment.

The cumulative charges for this program from inception to September 30, 2010 were $445.7 million. As of September 30, 2010, approximately 3,000 positions were eliminated under this program. The majority of the liability at September 30, 2010 is expected to be paid during the next six months from cash generated from operations.

Activity in the reserves for the restructuring actions taken in connection with the 2007 program for the nine months ended September 30, 2010 is composed of the following:

	Balance at December 31, 2009	Expenses	Cash payments	Non-cash charges	Balance at September 30, 2010

Severance and benefit costs	$27,897	$-	$(12,218)	$-	$15,679
Other exit costs	8,027	-	(2,769)	-	5,258

Total	$35,924	$-	$(14,987)	$-	$20,937

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; tabular dollars in thousands, except for per share data)

15. Pensions and Other Benefit Programs

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended September 30, 2010 and 2009 are as follows:

	United States		Foreign

	Three Months Ended September 30,		Three Months Ended September 30,

	2010	2009	2010	2009

Service cost	$5,770	$6,128	$1,620	$1,772
Interest cost	22,523	23,745	6,895	6,567
Expected return on plan assets	(30,772)	(30,009)	(7,206)	(7,107)
Amortization of transition credit	-	-	(2)	(2)
Amortization of prior service (credit) cost	(644)	(637)	69	119
Amortization of net loss	8,059	6,593	2,594	644
Settlement	521	-	-	-

Net periodic benefit cost	$5,457	$5,820	$3,970	$1,993

The components of net periodic benefit cost for defined benefit pension plans for the nine months ended September 30, 2010 and 2009 are as follows:

	United States		Foreign

	Nine Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Service cost	$17,312	$18,384	$5,114	$5,047
Interest cost	67,572	71,231	20,523	18,576
Expected return on plan assets	(92,320)	(90,021)	(21,476)	(20,090)
Amortization of transition credit	-	-	(6)	(6)
Amortization of prior service (credit) cost	(1,933)	(1,911)	208	334
Amortization of net loss	24,177	19,779	7,595	1,835
Settlement	3,961	-	-	-

Net periodic benefit cost	$18,769	$17,462	$11,958	$5,696

As we previously disclosed in our 2009 Annual Report, we expect to contribute up to $20 million to each of our U.S. and foreign pension plans during 2010. As of September 30, 2010, $18.5 million and $7.6 million have been contributed to the U.S. and foreign pension plans, respectively.

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Service cost	$931	$918	$2,793	$2,730
Interest cost	3,455	3,669	10,367	10,959
Amortization of prior service credit	(628)	(618)	(1,883)	(1,858)
Amortization of net loss	1,699	1,035	5,096	3,103

Net periodic benefit cost	$5,457	$5,004	$16,373	$14,934

We made contributions of $12.2 million and $7.9 million for the three months ended September 30, 2010 and 2009, respectively, and $25.4 million and $21.3 million for the nine months ended September 30, 2010 and 2009, respectively, to cover benefit payments.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; tabular dollars in thousands, except for per share data)

16. Income Taxes

The effective tax rate for the three months ended September 30, 2010 and 2009 was 32.8% and 34.3%, respectively. The effective tax rate for the nine months ended September 30, 2010 and 2009 was 38.2% and 36.6%, respectively. The year-to-date 2010 rate includes a $9.1 million charge for the write-off of deferred tax assets related to the recent U.S. health care reform legislation signed in March 2010. This legislation includes a provision eliminating the tax deduction for retiree health care costs to the extent of federal subsidies received by companies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. The year-to-date tax rates for 2010 and 2009 also include a charge of $9.7 million and $12.2 million, respectively, related to the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees. These write-offs of deferred tax assets will not require us to pay any additional taxes. The 2010 year-to-date rate also includes benefits associated with previously unrecognized deferred taxes on outside basis differences and alternative tax return filing elections, and charges associated with previously unrecognized deferred taxes on unremitted earnings.

During 2010, an analysis of prior year non-U.S. income tax returns indicated that lease rental income associated with certain leveraged lease transactions was not properly captured. As a result, the year-to-date 2010 tax provision includes additional tax expense of $3.3 million for the periods 2007 through 2009. A $14.4 million adjustment was also made to opening retained earnings to establish the related tax liabilities for earlier years. The impact of the adjustments was not material to any previously reported period.

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

17. Fair Value Measurements and Derivative Instruments

The fair value measurement guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy are as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities.

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity, may be derived from internally developed methodologies based on management’s best estimate of fair value and that are significant to the fair value of the asset or liability.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; tabular dollars in thousands, except for per share data)

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2010 and December 31, 2009, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy.

	September 30, 2010

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds / commercial paper	$183,783	$5,950	$-	$189,733
Equity securities	-	21,463	-	21,463
Debt securities - U.S. and foreign governments, agencies and municipalities	84,400	32,916	-	117,316
Debt securities - corporate	-	20,878	-	20,878
Asset-backed securities	-	984	-	984
Mortgage-backed securities	-	80,934	-	80,934
Derivatives
Interest rate swaps	-	12,398	-	12,398
Foreign exchange contracts	-	1,685	-	1,685

Total assets	$268,183	$177,208	$-	$445,391

Liabilities:
Derivatives
Foreign exchange contracts	$-	$1,280	$-	$1,280

Total liabilities	$-	$1,280	$-	$1,280

	December 31, 2009

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds / commercial paper	$225,581	$-	$-	$225,581
Equity securities	-	21,027	-	21,027
Debt securities - U.S. and foreign governments, agencies and municipalities	53,173	28,754	-	81,927
Debt securities - corporate	-	13,305	-	13,305
Asset-backed securities	-	296	-	296
Mortgage-backed securities	-	19,708	-	19,708
Derivatives
Interest rate swaps	-	13,284	-	13,284
Foreign exchange contracts	-	2,390	-	2,390

Total assets	$278,754	$98,764	$-	$377,518

Liabilities:
Derivatives
Foreign exchange contracts	$-	$3,050	$-	$3,050

Total liabilities	$-	$3,050	$-	$3,050

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

The following information relates to our classification into the fair value hierarchy:

          •          Money Market Funds / Commercial Paper: Money market funds typically invest in government securities, certificates of deposit, commercial paper of companies and other highly liquid and low-risk securities. Money market funds are principally used for overnight deposits and are classified as Level 1 when unadjusted quoted prices in active markets are available and as Level 2 when they are not actively traded on an exchange. Direct investments in commercial paper are not listed on an exchange in an active market and are classified as Level 2.

          •          Equity Securities: Equity securities are comprised of mutual funds investing in U.S. and foreign common stock. These mutual funds are classified as Level 2 as they are not separately listed on an exchange.

          •          Debt Securities – U.S. and Foreign Governments, Agencies and Municipalities: Debt securities are classified as Level 1 where active, high volume trades for identical securities exist. Valuation adjustments are not applied to these securities. Debt securities valued using quoted market prices for similar securities or benchmarking model derived prices to quoted market prices and trade data for identical or comparable securities are classified as Level 2.

          •          Debt Securities – Corporate: Corporate debt securities are valued using recently executed transactions, market price quotations where observable, or bond spreads. The spread data used are for the same maturity as the security. These securities are classified as Level 2.

          •          Asset-Backed Securities (ABS) and Mortgage-Backed Securities (MBS): These securities are valued based on external pricing indices. When external index pricing is not observable, ABS and MBS are valued based on external price/spread data. These securities are classified as Level 2.

Investment securities are largely composed of investments by The Pitney Bowes Bank (PBB). PBB, our wholly-owned subsidiary, is a Utah-chartered Industrial Loan Company (ILC). The bank’s investments at September 30, 2010 were $271.3 million. These investments were reported in the Condensed Consolidated Balance Sheets as cash and cash equivalents of $96.6 million, short-term investments of $17.5 million and other assets of $157.2 million. The bank’s investments at December 31, 2009 were $222.4 million and were reported as cash and cash equivalents of $151.3 million, short-term investments of $14.2 million and other assets of $56.9 million.

We have not experienced any write-offs in our investment portfolio. The majority of our MBS are either guaranteed or supported by the U.S. government. Market events have not caused our money market funds to experience declines in their net asset value below $1.00 per share or to incur imposed limits on redemptions. We have no investments in inactive markets which would warrant a possible change in our pricing methods or classification within the fair value hierarchy. Further, we have no investments in auction rate securities.

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

As required by the fair value measurements guidance, we have incorporated counterparty credit risk and our credit risk into the fair value measurement of our derivative assets and liabilities, respectively. We derive credit risk from observable data related to credit default swaps. We have not seen a material change in the creditworthiness of those banks acting as derivative counterparties.

The valuation of our interest rate swaps is based on the income approach using a model with inputs that are observable or that can be derived from or corroborated by observable market data. Our foreign exchange derivatives are measured at fair value using observable market inputs, such as forward rates.

The following is a summary of our derivative fair values at September 30, 2010 and December 31, 2009:

		Fair Value

Designation of Derivatives	Balance Sheet Location	September 30, 2010	December 31, 2009

Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$98	$456
	Other assets:
	Interest rate swaps	12,398	13,284
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	865	1,114
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	1,587	1,934
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	415	1,936

	Total Derivative Assets	$14,083	$15,674
	Total Derivative Liabilities	1,280	3,050

	Total Net Derivative Assets	$12,803	$12,624

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in income.

At September 30, 2010, we have outstanding interest rate swaps with an aggregate notional value of $400 million that effectively convert fixed rate interest payments on $400 million, 4.625% fixed rate notes due in 2012, into variable interest rates. We pay a weighted-average variable rate based on one month LIBOR plus 249 basis points and receive a fixed rate of 4.625%. At September 30, 2010 and December 31, 2009, the fair value of the interest rate swaps was an asset of $12.4 million and $4.7 million, respectively.

In March 2008, we entered into two interest rate swaps for an aggregate notional amount of $250 million to effectively convert the fixed rate of 5.6% on $250 million of our notes, due 2018, into variable interest rates. In August 2010, we unwound these interest rate swaps. See Note 11 – Long-term Debt for further information. At December 31, 2009, the fair value of these interest rate swaps was an asset of $8.6 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; tabular dollars in thousands, except for per share data)

The following represents the results of our derivatives in fair value hedging relationships for the three months ended September 30, 2010 and 2009:

		Derivative Gain (Loss) Recognized in Earnings		Hedged Item Income (Expense) Recognized in Earnings

Derivative Instrument	Location of Gain (Loss)	2010	2009	2010	2009

Interest rate swaps	Interest expense	$2,699	$4,615	$(5,792)	$(8,125)

The following represents the results of our derivatives in fair value hedging relationships for the nine months ended September 30, 2010 and 2009:

		Derivative Gain (Loss) Recognized in Earnings		Hedged Item Income (Expense) Recognized in Earnings

Derivative Instrument	Location of Gain (Loss)	2010	2009	2010	2009

Interest rate swaps	Interest expense	$11,318	$7,871	$(22,042)	$(15,125)

Foreign Exchange Contracts

We enter into foreign currency exchange contracts arising from the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in other comprehensive income in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At September 30, 2010 and December 31, 2009, we had outstanding contracts associated with these anticipated transactions with a notional amount of $24.4 million and $27.8 million, respectively. The fair value of these contracts at September 30, 2010 and December 31, 2009 was a liability of $0.8 million and $0.7 million, respectively.

The following represents the results of cash flow hedging relationships for the three months ended September 30, 2010 and 2009:

	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Derivative Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)

Derivative Instrument	2010	2009		2010	2009

Foreign exchange contracts	$(1,781)	$(1,236)	Revenue	$509	$(9)
Foreign exchange contracts	(164)	197	Cost of sales	(119)	(549)

	$(1,945)	$(1,039)		$390	$(558)

The following represents the results of cash flow hedging relationships for the nine months ended September 30, 2010 and 2009:

	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Derivative Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)

Derivative Instrument	2010	2009		2010	2009

Foreign exchange contracts	$(2,001)	$(662)	Revenue	$976	$(56)
Foreign exchange contracts	1,193	(1,168)	Cost of sales	(277)	(857)

	$(808)	$(1,830)		$699	$(913)

As of September 30, 2010, $0.6 million of the $0.8 million net derivative loss recognized in AOCI will be recognized in earnings within the next 12 months.

No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; tabular dollars in thousands, except for per share data)

We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market on the derivatives are both recorded in earnings. At September 30, 2010, outstanding foreign exchange contracts to buy or sell various currencies had a net asset value of $1.2 million. The contracts will mature by December 31, 2010. At December 31, 2009, outstanding foreign exchange contracts to buy or sell various currencies had a net liability value of less than $0.1 million.

The following represents the results of our non-designated derivative instruments for the three months ended September 30, 2010 and 2009:

		Derivative Gain (Loss) Recognized in Earnings

Derivatives Not Designated as Hedging Instruments	Location of Derivative Gain (Loss)	2010	2009

Foreign exchange contracts	Selling, general and administrative expense	$(6,364)	$13,029

The following represents the results of our non-designated derivative instruments for the nine months ended September 30, 2010 and 2009:

		Derivative Gain (Loss) Recognized in Earnings

Derivatives Not Designated as Hedging Instruments	Location of Derivative Gain (Loss)	2010	2009

Foreign exchange contracts	Selling, general and administrative expense	$(13,835)	$(25,690)

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that would require us to post collateral upon a significant downgrade in our long-term senior unsecured debt ratings. At September 30, 2010, our long-term senior unsecured debt ratings were BBB+ / A1. Based on derivative values at September 30, 2010, we would have been required to post $0.6 million in collateral if our long-term senior unsecured debt ratings had fallen below BB- / Ba3.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loans receivable, accounts payable, notes payable, long-term debt and derivative instruments. The carrying value for cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value because of the short maturity of these instruments.

The carrying values and estimated fair value of our remaining financial instruments at September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010		December 31, 2009

	Carrying value (1)	Fair value	Carrying value (1)	Fair value

Investment securities	$438,967	$443,706	$360,800	$361,845
Loans receivable	$444,041	$444,041	$478,191	$478,191
Derivatives, net	$12,803	$12,803	$12,624	$12,624
Long-term debt	$(4,276,231)	$(4,465,009)	$(4,271,555)	$(4,409,961)

(1)     Carrying value includes accrued interest and deferred fee income, where applicable.

The fair value of long-term debt is estimated based on quoted market prices for the identical issue when traded in an active market. When a quoted market price is not available, the fair value is determined using rates currently available to the company for debt with similar terms and remaining maturities.

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

Our wholly-owned subsidiary, Imagitas, Inc., was a defendant in ten purported class actions filed in six different states. These lawsuits have been coordinated in the United States District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleged that the Imagitas DriverSource program violated the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas entered into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assisted the state in performing its governmental function of delivering these mailings and funding the costs of them. The plaintiffs in these actions were seeking statutory damages under the DPPA. On April 9, 2008, the District Court granted Imagitas’ motion for summary judgment in one of the coordinated cases, Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006). On July 30, 2008, the District Court issued a final judgment in the Rine lawsuit and stayed all of the other cases filed against Imagitas pending an appellate decision in Rine. On August 27, 2008, the Rine plaintiffs filed an appeal of the District Court’s decision in the United States Court of Appeals, Eleventh Judicial Circuit (the “Circuit Court”). On December 21, 2009, the Circuit Court affirmed the District Court decision. On February 22, 2010, the Circuit Court denied the Rine plaintiffs’ petition for rehearing en banc. The Rine plaintiffs’ ability to pursue further review of this decision has expired. With respect to the remaining stayed cases, Imagitas filed its motion to dismiss these cases on October 8, 2010.

On October 28, 2009, the Company and certain of our current and former officers, were named as defendants in NECA-IBEW Health & Welfare Fund v. Pitney Bowes Inc. et al., a class action lawsuit filed in the U.S. District Court for the District of Connecticut. The complaint asserts claims under the Securities Exchange Act of 1934 on behalf of those who purchased the common stock of the Company during the period between July 30, 2007 and October 29, 2007 alleging that the company, in essence, missed two financial projections. Plaintiffs filed an amended complaint on September 20, 2010. We believe this case is without merit and intend to defend it vigorously.

We expect to prevail in the legal actions above; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

Product Warranties

We provide product warranties in conjunction with certain product sales, generally for a period of 90 days from the date of installation. Our product warranty liability reflects our best estimate of probable liability for product warranties based on historical claims experience, which has not been significant, and other currently available evidence. Accordingly, our product warranty liability at September 30, 2010 and December 31, 2009, respectively, was not material.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements contained in this report and our 2009 Annual Report.

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

Overview

Third Quarter

For the third quarter 2010, revenue decreased 1% to $1.35 billion compared to the prior year. Foreign currency translation had a 1% unfavorable impact on revenue and acquisitions had a 1% favorable impact on revenue.

During the quarter, equipment sales and software revenue worldwide increased 10% compared to the prior year. The improvement in equipment sales was offset however, by declines in rentals and financing revenue, supplies revenue and business services revenue. The company had revenue growth in five of its seven business segments compared to the prior year.

Earnings before interest and taxes (EBIT) increased in four of our seven business segments when compared to the third quarter of 2009 primarily due to our ongoing productivity investments and cost reduction initiatives.

Pitney Bowes net income from continuing operations was $91 million, or $0.44 per diluted share in the third quarter of 2010 compared to $106 million or $0.51 per diluted share in the prior year. Diluted earnings per share from continuing operations for the third quarter 2010 included $0.10 for restructuring charges and less than $0.01 for out-of-the money stock options that expired during the quarter.

Cash flow from operating activities was $243 million for the third quarter 2010 compared to $249 million for the same period in the prior year. Cash flow from operations included proceeds from the unwinding of interest rate swap agreements of $32 million and restructuring payments of $24 million.

During the quarter, we completed the acquisition of Portrait Software plc (Portrait) for $65.2 million, net of cash acquired. Portrait provides software to enhance existing customer relationship management systems, enabling clients to achieve improved customer retention and profitability.

Year-to-Date

For the nine months ended September 30, 2010, revenue was $4.0 billion, a decrease of 3% compared to revenue of $4.1 billion for the nine months ended September 30, 2009. Foreign currency translation had a 1% favorable impact on revenue.

Net income from continuing operations for the nine months ended September 30, 2010 was $238 million, or $1.15 per diluted share, compared to $320 million, or $1.54 per diluted share for the prior year. Diluted earnings per share for the nine months ended September 30, 2010 was reduced by $0.32 for restructuring charges and asset impairments, $0.04 for recently enacted health care legislation and $0.07 for tax charges primarily related to out-of-the-money stock options that expired during the period.

Cash flow from operating activities was $667 million for the year-to-date 2010 period compared to $732 million for the same period in the prior year. Cash flow from operations was negatively impacted by lower net income and higher restructuring and tax payments.

Outlook

We have begun to see some positive signs in our business this quarter. However, the worldwide economy and business environment continues to be uncertain, especially among small businesses. This uncertain economic environment has impacted our financial results and in particular our recurring revenue streams, including our high-margin financing, rental and supplies revenue streams. Recovery of these recurring revenue streams will lag a recovery in equipment sales. While we have been successful in reducing our cost structure across the entire business and shifting to a more variable cost structure, these actions have not been sufficient to offset the impact of lower revenues. We remain focused on streamlining our business operations and creating more flexibility in our cost structure.

We continue to expect our mix of revenue to change, with a greater percentage of revenue coming from service-based sources and diversified revenue streams associated with fully featured smaller mailing systems. We expect that our future results will continue to be impacted by changes in global economic conditions and their impact on mail intensive industries. It is not expected that total mail volumes will rebound to prior peak levels in an economic recovery, and future mail volume trends will continue to be a factor for our businesses.

RESULTS OF OPERATIONS

Third Quarter of 2010 compared to Third Quarter of 2009

Business segment results

The following table shows revenue and EBIT for the three months ended September 30, 2010 and 2009 by business segment. We use EBIT, a non-GAAP measure, to determine our segment profitability. Refer to the reconciliation of segment amounts to income from continuing operations before income taxes in Note 7 to the Condensed Consolidated Financial Statements.

(Dollars in thousands)	Revenue			EBIT

	Three Months Ended September 30,			Three Months Ended September 30,

	2010	2009	% change	2010	2009	% change

U.S. Mailing	$461,787	$491,036	(6)%	$169,871	$178,066	(5)%
International Mailing	227,844	224,681	1%	38,931	29,193	33%

Small & Medium Business Solutions	689,631	715,717	(4)%	208,802	207,259	1%

Production Mail	134,943	126,434	7%	15,243	11,494	33%
Software	91,544	82,361	11%	7,996	8,241	(3)%
Management Services	245,113	259,370	(5)%	23,508	19,517	20%
Mail Services	144,988	134,042	8%	15,139	23,024	(34)%
Marketing Services	39,523	38,896	2%	8,571	7,448	15%

Enterprise Business Solutions	656,111	641,103	2%	70,457	69,724	1%

Total	$1,345,742	$1,356,820	(1)%	$279,259	$276,983	1%

Small & Medium Business Solutions

During the third quarter of 2010, Small & Medium Business Solutions revenue decreased 4% to $690 million and EBIT increased 1% to $209 million, compared to prior year. Within Small & Medium Business Solutions:

U.S. Mailing revenue decreased 6% to $462 million and EBIT decreased 5% to $170 million, compared to the prior year. While equipment sales improved over the prior year, lower financing, rental, and supplies revenue more than offset the improvement in equipment sales. The decrease in financing revenue is due to a decline in our leasing portfolio from reduced equipment sales in prior periods.

International Mailing revenue increased 1% to $228 million compared to the prior year, with foreign currency translation having an unfavorable impact of 2%. Revenue growth was driven by postal rate increases in France and stronger sales in certain parts of Europe and Latin America, and Canada, as compared to prior year. The increase was partially offset by continued declines in financing and rentals revenue due to reduced equipment sales in prior periods. International Mailing EBIT increased 33% to $39 million compared to the prior year, and was favorably impacted by a $0.03 per diluted share adjustment related to certain leveraged lease transactions in Canada as well as our initiatives to improve productivity and consolidate administrative functions globally.

Enterprise Business Solutions

During the third quarter of 2010, Enterprise Business Solutions revenue increased 2% to $656 million and EBIT increased 1% to $70 million, compared to prior year. Within Enterprise Business Solutions:

Production Mail revenue increased 7% over the prior year to $135 million due to increased demand in the U.S. for inserting equipment and our first installation of production print equipment. Demand for inserting equipment continued to experience a delayed recovery in certain countries outside North America as many large enterprises in these regions continue to delay capital expenditures due to economic uncertainty. Production Mail EBIT increased 33% to $15 million compared to the prior year due to the increase in revenue over the prior year and our initiatives to improve productivity and consolidate administrative functions.

Software revenue increased 11% over the prior year to $92 million, and includes an unfavorable impact from foreign currency translation of 1% and a favorable impact of 9% from the acquisition of Portrait. We continue to expand our software-as-a-service license offerings and recurring revenue streams from term licenses. Software EBIT decreased 3% to $8 million, and was negatively impacted by transaction-related fees of $2.2 million associated with the Portrait acquisition, partly offset by our efforts to integrate our operations and focus our product offerings.

Management Services revenue decreased 5% to $245 million compared to the prior year, which included the unfavorable impact of foreign currency translation of 1%. Revenue was adversely impacted by lower business activity in prior periods and decreased print volumes. Management Services EBIT however, increased 20% to $24 million primarily due to our actions to align costs with changing volumes through a more variable cost infrastructure, ongoing productivity initiatives and a focus on more profitable contracts.

Mail Services revenue increased 8% to $145 million compared to the prior year, and included the favorable impact of 4% from an acquisition completed in the second quarter of 2010, while EBIT decreased 34% to $15 million. The increase in revenue is driven by an expanding customer base and higher volumes of Standard Class mail processed in our Presort business. EBIT was negatively impacted by lower margins in our International Mail Services business due to higher shipping rates charged by international carriers for our International Mail Services business, which more than offset the favorable EBIT margin impacts in our Presort business.

Marketing Services revenue increased 2% to $40 million compared to the prior year period primarily due to increased vendor advertising for the Movers’ Source kits despite a decline in the household moves compared to the prior year. EBIT increased 15% to $9 million due to the increased revenue and ongoing productivity initiatives.

Revenue by source

The following table shows revenue by source for the three months ended September 30, 2010 and 2009:

(Dollars in thousands)	Three Months Ended September 30,

	2010	2009	% change

Equipment sales	$248,228	$225,759	10%
Supplies	77,304	83,464	(7)%
Software	95,850	87,295	10%
Rentals	151,399	163,711	(8)%
Financing	157,333	171,228	(8)%
Support services	175,844	177,607	(1)%
Business services	439,784	447,756	(2)%

Total revenue	$1,345,742	$1,356,820	(1)%

Equipment sales revenue increased 10% compared to the prior year and was negatively impacted by foreign currency translation of 1%. This growth was driven by higher sales of mailing and production mail equipment in the U.S. and revenue from the postal rate increases in France.

Supplies revenue decreased 7% compared to the prior year. This decline was due to lower supplies usage resulting from lower mail volumes and fewer installed meters in the U.S. and internationally. Foreign currency translation had a 1% negative impact.

Software revenue increased 10% compared to the prior year. Foreign currency translation had less than 1% negative impact and the Portrait acquisition had a positive 8% impact. Revenue has been negatively impacted as many businesses continued to delay certain capital spending worldwide as well as the impacts of expansion of our software-as-a-service offerings.

Rentals revenue decreased 8% as a result of fewer equipment sales and meter rental placements in prior periods. Foreign currency translation had an unfavorable impact of 1%.

Financing revenue decreased 8% compared to the prior year. Lower equipment sales in prior periods have resulted in a decline in our U.S. and international lease portfolios. Foreign currency translation had less than a 1% negative impact.

Support services revenue decreased 1% compared to the prior year as lower new equipment placements in prior periods have slowed growth. Foreign currency translation had a 1% negative impact.

Business services revenue decreased 2% compared to the prior year primarily due to lower net new business and print volumes at Management Services. Foreign currency translation had a 1% negative impact.

Costs and expenses

(Dollars in thousands)	Three Months Ended September 30,

			Percentage of Revenue

	2010	2009	2010	2009

Cost of equipment sales	$115,721	$106,326	46.6%	47.1%
Cost of supplies	$23,843	$23,785	30.8%	28.5%
Cost of software	$21,191	$19,413	22.1%	22.2%
Cost of rentals	$36,277	$40,508	24.0%	24.7%
Financing interest expense	$22,189	$23,975	14.1%	14.0%
Cost of support services	$111,521	$119,034	63.4%	67.0%
Cost of business services	$335,588	$335,406	76.3%	74.9%
Selling, general and administrative	$435,292	$435,931	32.3%	32.1%
Research and development	$38,454	$45,052	2.9%	3.3%

Cost of equipment sales as a percentage of revenue improved to 46.6% in the third quarter of 2010 compared with 47.1% in the prior year primarily due to high-margin sales related to scale upgrades due to postal rate increases in France and the benefits from our productivity initiatives.

Cost of supplies as a percentage of revenue was 30.8% in the third quarter of 2010 compared with 28.5% in the prior year primarily due to the increasing mix of lower margin product sales worldwide.

Cost of software as a percentage of revenue was 22.1% in the third quarter of 2010, relatively unchanged compared with 22.2% in the prior year.

Cost of rentals as a percentage of revenue was 24.0% in the third quarter of 2010 compared with 24.7% in the prior year. Rental margins have been positively impacted by a higher level of lease extensions.

Financing interest expense as a percentage of revenue was 14.1% in the third quarter of 2010, comparable to 14.0% in the prior year. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenues, we assumed a 10:1 leveraging ratio of debt to equity and applied our overall effective interest rate to the average outstanding finance receivables.

Cost of support services as a percentage of revenue improved to 63.4% in the third quarter of 2010 compared with 67.0% in the prior year driven by the impacts of our ongoing productivity initiatives and cost reduction programs in our U.S. Production Mail and International Mailing businesses.

Cost of business services as a percentage of revenue was 76.3% in the third quarter of 2010 compared with 74.9% in the prior year. Positive impacts of cost reduction programs in our Management Services and Presort businesses were more than offset by higher shipping costs in our International Mail Services businesses.

Selling, general and administrative (SG&A) expense as a percentage of revenue was 32.3% for the third quarter of 2010 compared with 32.1% in the prior year. SG&A expense was negatively impacted by transaction related costs associated with the acquisition of Portrait and includes the negative impacts of foreign currency translation of $4.6 million.

Research and development expenses for the third quarter of 2010 decreased $6.6 million from the prior year. The decline in overall spending is due to the wind-down of redundant costs related to our transition to offshore development capabilities and the launch of the new Connect+TM mailing system. Research and development expenses as a percentage of revenue was 2.9% in the third quarter of 2010 compared with 3.3% in the prior year.

Restructuring charges and asset impairments

See Note 14 to the Condensed Consolidated Financial Statements.

Other interest expense

Other interest expense increased $2.1 million or 8%, to $29.3 million in the third quarter of 2010 compared to $27.2 million in the prior year period due to higher average borrowings during the quarter.

Income taxes / effective tax rate

The effective tax rate for the three months ended September 30, 2010 and 2009 was 32.8% and 34.3%, respectively. The 2010 rate includes benefits associated with previously unrecognized deferred taxes on outside basis differences and alternative tax return filing elections, and charges associated with previously unrecognized deferred taxes on unremitted earnings.

Discontinued operations

See Note 5 to the Condensed Consolidated Financial Statements.

Noncontrolling interests (Preferred stock dividends of subsidiaries)

See Note 12 to the Condensed Consolidated Financial Statements.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

Revenue by source

(Dollars in thousands)	Nine Months Ended September 30,

	2010	2009	% change

Equipment sales	$718,399	$714,780	1%
Supplies	239,635	253,466	(5)%
Software	265,130	254,401	4%
Rentals	456,977	487,992	(6)%
Financing	476,712	528,534	(10)%
Support services	531,176	531,200	-%
Business services	1,303,183	1,344,493	(3)%

Total revenue	$3,991,212	$4,114,866	(3)%

Equipment sales revenue increased 1% compared to the prior year. Foreign currency translation had a positive impact of 1%. Despite the improvement in equipment sales during the third quarter, equipment sales growth year-to-date has been negatively impacted by lower placements of mailing equipment earlier in the year as customers delayed purchases of new equipment and extended their leases on existing equipment due to the economic conditions. Revenue also continues to be adversely affected by the ongoing changing mix in equipment placements to more fully featured smaller systems.

Supplies revenue decreased 5% compared to the prior year due to lower supplies usage resulting from lower mail volumes and fewer installed meters due to customer consolidations worldwide. Foreign currency translation had a favorable impact of 1%.

Software revenue increased 4% compared to the prior year. The increase is driven by the positive impact of the Portrait acquisition of 3%. Foreign currency translation had a favorable impact of 2%. Revenue growth is also impacted by the expansion of our software-as-a-service offerings and recurring revenue streams from term leases.

Rentals revenue decreased 6% compared to the prior year as customers in the U.S. continue to downsize to smaller, fully featured machines. The weak economic conditions have also impacted our international rental markets, specifically in Canada and France. Foreign currency translation had a less than 1% positive impact.

Financing revenue decreased 10% compared to the prior year. Lower equipment sales over the past year have resulted in a decline in both our U.S. and international lease portfolios. Foreign currency translation had a 1% positive impact.

Support services revenue was flat compared to the prior year. Growth has been negatively impacted by lower placements of mailing equipment. Foreign currency translation had a positive impact of 1%.

Business services revenue decreased 3% compared to the prior year due to lower volumes at Management Services and the impact of the one-time out of period adjustment recorded in the second quarter of 2010 of $21 million associated with our International Mail Services business.

Costs and expenses
	Nine Months Ended September 30,

(Dollars in thousands)			Percentage of Revenue

	2010	2009	2010	2009

Cost of equipment sales	$325,120	$331,144	45.3%	46.3%
Cost of supplies	$73,381	$68,495	30.6%	27.0%
Cost of software	$61,064	$60,480	23.0%	23.8%
Cost of rentals	$107,658	$114,372	23.6%	23.4%
Financing interest expense	$65,948	$73,865	13.8%	14.0%
Cost of support services	$337,822	$356,620	63.6%	67.1%
Cost of business services	$1,003,712	$1,033,933	77.0%	76.9%
Selling, general and administrative	$1,304,941	$1,317,410	32.7%	32.0%
Research and development	$117,487	$138,623	2.9%	3.4%

Cost of equipment sales as a percentage of revenue was 45.3% in the first nine months of 2010 compared with 46.3% in the prior year, primarily due to a favorable mix of higher margin mailing equipment worldwide.

Cost of supplies as a percentage of revenue was 30.6% in the first nine months of 2010 compared with 27.0% in the prior year due the increasing mix of lower margin products sales worldwide.

Cost of software as a percentage of revenue improved to 23.0% in the first nine months of 2010 compared with 23.8% for the first nine months of 2009 due to business integration measures and productivity investments.

Cost of rentals as a percentage of revenue was 23.6% in the first nine months of 2010, compared to 23.4% in the prior year due to the fixed costs associated with meter depreciation and lower revenues.

Financing interest expense as a percentage of revenue was 13.8% for the first nine months of 2010 compared with 14.0% in the prior year primarily due to lower borrowing costs.

Cost of support services as a percentage of revenue improved to 63.6% in the first nine months of 2010 compared with 67.1% in the prior year due to margin improvements from our ongoing productivity investments in U.S. and International mailing and production mail businesses.

Cost of business services as a percentage of revenue was 77.0% in the first nine months of 2010 compared with 76.9% in the prior year. Positive impacts of cost reduction programs in our Management Services and Mail Services businesses were offset by higher shipping costs in our International Mail Services business and the one-time out-of-period adjustment recorded in the second quarter of 2010 associated with our International Mail Services business.

SG&A expense as a percentage of revenue was 32.7% in the first nine months of 2010 compared to 32.0% in the prior year. SG&A expense declined $12.5 million and was negatively impacted by foreign currency translation of 1% and transaction costs associated with the acquisition of Portrait.

Research and development expenses decreased $21.1 million in the first nine months of 2010 compared to the prior year, primarily due to the wind down of redundant costs related to our transition to offshore development capabilities and the launch of the new Connect+TM mailing system. Research and development expenses as a percentage of revenue was 2.9% for the first nine months of 2010 compared to 3.4% in the prior year.

Restructuring charges and asset impairments

See Note 14 to the Condensed Consolidated Financial Statements.

Other interest expense

Other interest expense decreased $1.6 million or 2%, to $86.2 million for the nine months ended September 30, 2010 compared to $84.5 million for the prior year.

Income taxes

The effective tax rate for the nine months ended September 30, 2010 and 2009 was 38.2% and 36.6%, respectively. The year-to-date 2010 rate includes a $9.1 million charge for the write-off of deferred tax assets related to the recent U.S. health care reform legislation signed in March 2010. This legislation includes a provision eliminating the tax deduction for retiree health care costs to the extent of federal subsidies received by companies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. The year-to-date tax rates for 2010 and 2009 also include a charge of $9.7 million and $12.2 million, respectively, related to the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees. These write-offs of deferred tax assets will not require us to pay any additional taxes. The 2010 year-to-date rate also includes benefits associated with previously unrecognized deferred taxes on outside basis differences and alternative tax return filing elections, and charges associated with previously unrecognized deferred taxes on unremitted earnings.

Discontinued operations

See Note 5 to the Condensed Consolidated Financial Statements.

Noncontrolling interests (Preferred stock dividends of subsidiaries)

See Note 12 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash flow from operations, existing cash and liquid investments, borrowing capacity under our commercial paper program and our existing credit facility, as well as access to the debt and equity markets should be sufficient to finance our capital requirements and to cover our customer deposits. Our potential uses of cash include but are not limited to the following: growth and expansion opportunities; internal investments; customer financing; restructuring payments; tax payments; interest and dividend payments; pension and other benefit plan funding; acquisitions; and share repurchases.

We continue to review our liquidity profile. We carefully monitor for material changes in the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers to us through credit ratings and the credit default swap market. We have determined that there has not been a material variation in the underlying sources of cash flows currently used to finance our operations and we have had consistent access to the commercial paper market.

Cash Flow Summary

The change in cash and cash equivalents is as follows:

(Dollars in thousands)	Nine Months Ended September 30,

	2010	2009

Net cash provided by operating activities	$666,887	$732,424
Net cash used in investing activities	(276,291)	(153,577)
Net cash used in financing activities	(417,697)	(525,859)
Effect of exchange rate changes on cash and cash equivalents	410	11,469

(Decrease) increase in cash and cash equivalents	$(26,691)	$64,457

2010 Cash Flows

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities included decreases in finance receivable and accounts receivable balances of $168.7 million and $109.6 million, respectively. Due to declining equipment sales since 2008, our finance receivables portfolio has declined as strong cash collections exceed new business. Similarly, the decrease in accounts receivable is primarily due to strong cash collections in excess of new billings. Cash flow also benefited from the proceeds of $31.8 million from the unwinding of interest rate swaps related to a March 2008 debt issuance. Partially offsetting these factors was an increase in inventory of $31.3 million, payments of accounts payable and accrued liabilities of $68.0 million and restructuring payments of $90.7 million.

Net cash used in investing activities consisted of the net purchase of investment securities of $112.9 million, acquisitions of $75.5 million and capital expenditures of $90.2 million.

Net cash used in financing activities included net payments on commercial paper borrowings of $89.2 million, dividends paid to common stockholders and noncontrolling interests of $237.2 million and the repurchase of our common stock of $100.0 million.

2009 Cash Flows

Net cash provided by operating activities included decreases in finance receivable and accounts receivable balances of $203.6 million and $134.8 million, respectively, resulting from lower levels of new business and strong collections and an increase in current and non-current income taxes of $73.5 million primarily due to the timing of tax payments. Partially offsetting these sources of cash were a reduction in accounts payable and accrued liabilities of $195.8 million, primarily due to lower compensation accruals, restructuring payments of $66.8 million and a $20.3 million payment for the unwinding of derivatives related to the March 2009 debt issuance.

Net cash used in investing activities consisted principally of capital expenditures of $126.5 million.

Net cash used in financing activities consisted primarily of a decrease in notes payable of $445.5 million due to the repayment of commercial paper, $150.0 million principal repayment on long-term obligations and dividends paid to common stockholders and noncontrolling interests of $236.9 million. These were partially offset by proceeds of $297.5 million from the issuance of long term debt in March 2009.

Capital Expenditures

During the first nine months of 2010, capital expenditures included $44.5 million in net additions to property, plant and equipment and $45.7 million in net additions to rental equipment and related inventories compared with $66.0 million and $60.5 million, respectively, in the same period in 2009. The decrease in capital expenditures is due to lower placement of new postage meters and tighter control over capital spending.

Financings and Capitalization

We have a commercial paper program that is a significant source of liquidity for the company. During 2010, we continued to have consistent access to the commercial paper market. As of September 30, 2010, we had $132 million of outstanding commercial paper issuances. We also have a committed line of credit which supports commercial paper issuance and is provided by a syndicate of 15 banks. The line of credit expires in 2013. In May 2010, we renewed our line of credit for $1.25 billion. As of September 30, 2010, this line of credit had not been drawn down. We are a Well-Known Seasoned Issuer with the SEC which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion.

We believe our financing needs in the short and long-term can be met from cash generated internally, the issuance of commercial paper, debt issuance under our effective shelf registration statement and borrowing capacity under our existing credit agreements.

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements.

Regulatory Matters

With exception of the impact of the U.S. health care reform legislation disclosed in Note 16 to the Condensed Consolidated Financial Statements, there have been no significant changes to the regulatory matters disclosed in our 2009 Annual Report.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosures made in the 2009 Annual Report regarding this matter.

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

Under the direction of our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. The CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2010. In addition, no changes in internal control over financial reporting occurred during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

See Note 18 to the Condensed Consolidated Financial Statements.

Item 1A: Risk Factors

There were no material changes to the risk factors identified in the 2009 Annual Report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. In May 2010, the Board of Directors approved an expansion of our share repurchase authorization to $150 million. This program authorizes repurchases in the open market. We have not repurchased or acquired any other shares of our common stock during 2010 in any other manner.

The following table summarizes our share repurchase activity under active programs during the third quarter of 2010. There were no share repurchases during the first six months of 2010.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)

Beginning balance				$150,000
July 2010	1,248,943	$23.39	1,248,943	$120,786
August 2010	1,770,826	$20.21	1,770,826	$85,000
September 2010	1,667,535	$20.99	1,667,535	$50,000

	4,687,304	$21.33	4,687,304

Item 3: Defaults Upon Senior Securities

None.

Item 4: Removed and Reserved

Item 5: Other Information

None.

Item 6: Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date: November 5, 2010

/s/ Michael Monahan

Michael Monahan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ S. J. Green

S. J. Green
Vice President – Finance and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description	Status or incorporation by reference

3 (a.2)	Certificate of Amendment of Restated Certificate of Incorporation of Pitney Bowes Inc.	Incorporated by reference to Exhibit (3) (a.2) to Form 8-K as filed with the Commission on May 12, 2010. (Commission file number 1-3579)

3 (b.1)	Amendment to the Pitney Bowes Inc. Amended and Restated By-laws (effective May 10, 2010)	Incorporated by reference to Exhibit (3)(b.1) to Form 8-K as filed with the Commission on May 12, 2010. (Commission file number 1-3579)

(12)	Computation of ratio of earnings to fixed charges	Page 36

(31.1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Page 37

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Page 38

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Page 39

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Page 40

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document