Form 10-K
period 2010-12-31
PITNEY BOWES INC /DE/
filed 2011-02-28
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission file number: 1-3579

PITNEY BOWES INC.

Incorporated in Delaware	I.R.S. Employer Identification No.
1 Elmcroft Road, Stamford, Connecticut 06926-0700	06-0495050
(203) 356-5000

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value per share $2.12 Convertible Cumulative Preference Stock (no par value)	New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,566,444,000 based on the closing sale price as reported on the New York Stock Exchange.

Number of shares of common stock, $1 par value, outstanding as of close of business on February 15, 2011: 203,785,248 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission (the Commission) on or before March 31, 2011 and to be delivered to stockholders in connection with the 2011 Annual Meeting of Stockholders to be held May 9, 2011, are incorporated by reference in Part III of this Form 10-K.

PITNEY BOWES INC.
TABLE OF CONTENTS

PITNEY BOWES INC.
PART I

ITEM 1. – BUSINESS

General

Pitney Bowes Inc. was incorporated in the state of Delaware on April 23, 1920, as the Pitney Bowes Postage Meter Company. Today, Pitney Bowes Inc. is a provider of mail processing equipment and integrated mail solutions. We offer a full suite of equipment, supplies, software, services and end-to-end solutions which enable our customers to manage and integrate physical and digital communication channels. Our growth strategies focus on leveraging our historic leadership in physical communications with our expanding capabilities in digital and hybrid communications. We see long-term opportunities in delivering products, software, services and solutions that help customers grow their business by more effectively managing their physical and digital communications with their customers. In this report, the terms “we,” “us,” “our,” or “Company” are used to refer collectively to Pitney Bowes Inc. and its subsidiaries.

For more information about us, our products, services and solutions, visit www.pb.com. Also, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments or exhibits to those reports are available, free of charge, through the Investor Relations section of our website at www.pb.com/investorrelations, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). The information found on our website is not part of this or any other report we file with or furnish to the SEC.

We file annual, quarterly and current reports, proxy statements and other information with the SEC, and these filings can be obtained from the SEC’s website at http://www.sec.gov. This uniform resource locator is an inactive textual reference only and is not intended to incorporate the contents of the SEC website into this Form 10-K.

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

Business Segments

We conduct our business activities in seven reporting segments within two business groups, Small & Medium Business Solutions and Enterprise Business Solutions, based on the customers they primarily serve. We are a global company with operations in the United States and internationally. See Note 18 to the Consolidated Financial Statements for financial information concerning our reporting segments and the geographic areas in which we operate. The principal products and services of each of our reporting segments are as follows:

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

Enterprise Business Solutions:

Production Mail: Includes the worldwide revenue and related expenses from the sale, support and other professional services of our high-speed, production mail systems, sorting and production print equipment.

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

Mail Services: Includes the worldwide revenue and related expenses from presort mail services and cross-border mail services.

Marketing Services: Includes the revenue and related expenses from direct marketing services for targeted customers.

Support Services

We maintain extensive field service organizations to provide servicing for customers’ equipment, usually in the form of annual maintenance contracts.

Marketing

We market our products and services through our sales force, direct mailings, outbound telemarketing and independent distributors and dealers. We sell to a variety of business, governmental, institutional and other organizations. We have a broad base of customers, and we are not dependent upon any one customer or type of customer for a significant part of our revenue. We do not have significant backlog or seasonality relating to our businesses.

Credit Policies

We establish credit approval limits and procedures based on the credit quality of the customer and the type of product or service provided to control risk in extending credit to customers. In addition, we utilize an automatic approval program for certain leases within our internal financing operations. This program is designed to facilitate low dollar transactions by utilizing historical payment patterns and losses realized for customers with common credit characteristics. The program defines the criteria under which we will accept a customer without performing a more detailed credit investigation, such as maximum equipment cost, a customer’s time in business and payment experience.

We closely monitor the portfolio by analyzing industry sectors and delinquency trends by product line, industry and customer to ensure reserve levels and credit policies reflect current trends. Management continues to closely monitor credit lines, collection resources, and revise credit policies as necessary to be more selective in managing the portfolio.

Competition

We are a leading supplier of products and services in the large majority of our business segments. Our meter base and our continued ability to place and finance meters in key markets is a significant contributor to our current and future revenue and profitability. However, all of our segments face competition from a number of companies. In particular, we face competition from products and services offered as alternative means of message communications and for new placements of mailing equipment from other postage meter and mailing machine suppliers, and all of our mailing products, services and software face competition. As we expand our activities in managing and integrating physical and digital communications we will face competition from other companies looking to digitize mail, as well as those providing on-line payment services. Leasing companies, commercial finance companies, commercial banks and other financial institutions compete, in varying degrees, in the markets in which our finance operations do business. Our competitors range from very large, diversified financial institutions to many small, specialized firms. We offer a complete line of products and services as well as a variety of finance and payment offerings to our customers. We finance the majority of our products through our captive financing business and we are a major provider of business services to the corporate, financial services, professional services and government markets, competing against national, regional and local firms specializing in facilities and document management throughout the world.

We believe that our long experience and reputation for product quality, and our sales and support service organizations are important factors in influencing customer choices with respect to our products and services.

Research, Development and Intellectual Property

We make significant investments in research and development operations. We have many research and development programs that are directed toward developing new products and service offerings. As a result of our research and development efforts, we have been awarded a number of patents with respect to several of our existing and planned products. We do not believe our businesses are materially dependent on any one patent or any group of related patents or on any one license or any group of related licenses. Our expenditures for research and development were $156 million, $182 million and $206 million in 2010, 2009 and 2008, respectively.

Material Suppliers

We depend on third-party suppliers for a variety of services, components, supplies and a large portion of our product manufacturing. We believe we have adequate sources for our purchases of materials, components, services and supplies for products that we manufacture or assemble.

Regulatory Matters

We are subject to the regulations of postal authorities worldwide, related to product specifications and business practices involving our postage meters. From time to time, we will work with these governing bodies to help in the enhancement and growth of mail and the mail channel. See “Legal Proceedings” in Item 3 of this Form 10-K.

Employees and Employee Relations

At December 31, 2010, we employed approximately 21,600 persons in the U.S. and 9,100 persons outside the U.S. The large majority of our employees are not represented by any labor union, and we believe that our current relations with employees are good. Management follows the policy of keeping employees informed of decisions, and encourages and implements employee suggestions whenever practicable.

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

Our revenue and profitability could be adversely affected by changes in postal regulations and processes.

The majority of our revenue is directly or indirectly subject to regulation and oversight by postal authorities worldwide. We depend on a healthy postal sector in the geographic markets where we do business, which could be influenced positively or negatively by legislative or regulatory changes in those countries. Our profitability and revenue in a particular country could be affected by adverse changes in postal regulations, the business processes and practices of individual posts, the decision of a post to enter into particular markets in direct competition with us, and the impact of any of these changes on postal competitors that do not use our products or services. These changes could affect product specifications, service offerings, customer behavior and the overall mailing industry.

An accelerated decline in the use of physical mail could adversely affect our business.

Changes in our customers’ communication behavior, including changes in communications technologies, could adversely impact our revenue and profitability. Accelerated decline in physical mail could also result from government actions such as executive orders, legislation or regulations that mandate electronic substitution, prohibit certain types of mailings, increase the difficulty of using information or materials in the mail, or impose higher taxes or fees on mailing or postal services. While we have introduced various product and service offerings as alternatives to physical mail, we face competition from existing and emerging products and services that offer alternative means of communication, such as email and electronic document transmission technologies. An accelerated increase in the acceptance of electronic delivery technologies or other displacement of physical mail could adversely affect our business.

Reduced confidence in the mail system could impact our mail volume.

Unexpected events such as the transmission of biological or chemical agents, or acts of terrorism could have a negative effect on customer confidence in a postal system and as a result adversely impact mail volume. An unexpected and significant interruption in the use of the mail could adversely affect our business.

We depend on third-party suppliers and our business could be adversely affected if we fail to manage suppliers effectively.

We depend on third-party suppliers for a variety of services, components, supplies and a portion of our product manufacturing. In certain instances, we rely on single sourced or limited sourced suppliers around the world because the relationship is advantageous due to quality, price, or there are no alternative sources. If production or service was interrupted and we were not able to find alternate suppliers, we could experience disruptions in manufacturing and operations including product shortages, higher freight costs, and re-engineering costs. This could result in our inability to meet customer demand, damage our reputation and customer relationships and adversely affect our business.

Market deteriorations and credit downgrades could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

We provide financing services to our customers for equipment, postage, and supplies. Our ability to provide these services is largely dependent upon our continued access to the U.S. capital markets. An additional source of liquidity for the company consists of deposits held in our wholly-owned industrial loan corporation, Pitney Bowes Bank (the Bank). A significant credit ratings downgrade, material capital market disruptions, significant withdrawals by depositors at the Bank, or adverse changes to our industrial loan charter could impact our ability to maintain adequate liquidity, and impact our ability to provide competitive offerings to our customers.

A portion of our total borrowings has been issued in the commercial paper markets. Although we continue to have unencumbered access to the commercial paper markets, there can be no assurance that such markets will continue to be a reliable source of short-term financing for us. If market conditions deteriorate, there may be no assurance that other funding sources would be available or sufficient.

We may not realize anticipated benefits from our Strategic Transformation.

In 2009, we announced that we were embarking on an initiative called Strategic Transformation, a program focusing on how we improve the way we go to market and how we interact with our customers while also reducing the company’s cost structure to make it more flexible. The initiatives are aimed at optimizing our cost structure and efficiency through new system implementation, outsourcing programs, and headcount reduction. If our new system implementation or outsourcing programs are not successful, the savings from Strategic Transformation may not be sustainable.

Failure to comply with privacy laws and other related regulations could subject us to significant liability.

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

The failure of our information technology systems could adversely impact our operating results.

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

Our inability to obtain and protect our intellectual property and defend against claims of infringement by others may negatively impact our operating results.

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

If we fail to comply with government contracting regulations, our operating results, brand name and reputation could suffer.

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

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2. – PROPERTIES

Our world headquarters is located in Stamford, Connecticut. We have facilities worldwide that are either leased or owned. We have limited manufacturing and assembly operations in our Danbury, Connecticut and Harlow, United Kingdom locations. Our principal research and development facilities are located in Shelton, Connecticut and Noida, India. We believe that our manufacturing, administrative and sales office properties are adequate for the needs of all of our operations.

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

Our wholly-owned subsidiary, Imagitas, Inc., is a defendant in several purported class actions initially filed in five different states. These lawsuits have been coordinated in the United States District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleges that the Imagitas DriverSource program violates the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas entered into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assisted the state in performing its governmental function of delivering these mailings and funding the costs of them. The plaintiffs in these actions were seeking statutory damages under the DPPA. On December 21, 2009, the Eleventh Circuit Court affirmed the District Court’s summary judgment decision in Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006), which ruled in Imagitas’ favor and dismissed that litigation. That decision is now final, with no further appeals available. With respect to the remaining state cases, Imagitas filed its motion to dismiss these cases on October 8, 2010. Plaintiff’s opposition brief was filed on December 6, 2010, and Imagitas filed its reply brief on December 22, 2010. Although the plaintiffs are still contending that the cases filed in Ohio and Missouri can proceed, they have admitted in their response that the reasoning in the Rine decision does require that actions based on Minnesota and New York laws be dismissed. We are awaiting a decision by the District Court on the motion to dismiss.

On October 28, 2009, the Company and certain of its current and former officers were named as defendants in NECA-IBEW Health & Welfare Fund v. Pitney Bowes Inc. et al., a class action lawsuit filed in the U.S. District Court for the District of Connecticut. The complaint asserts claims under the Securities Exchange Act of 1934 on behalf of those who purchased the common stock of the Company during the period between July 30, 2007 and October 29, 2007 alleging that the Company, in essence, missed two financial projections. Plaintiffs filed an amended complaint on September 20, 2010. On December 3, 2010, defendants moved to dismiss the complaint. Oral argument on that motion is scheduled for April 15, 2011.

We expect to prevail in the legal actions above; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

ITEM 4. – (REMOVED AND RESERVED)

PART II

ITEM 5. –	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pitney Bowes common stock is traded under the symbol “PBI”. The principal market is the New York Stock Exchange (NYSE). Our stock is also traded on the Boston, Chicago, Philadelphia, Pacific and Cincinnati stock exchanges. At January 31, 2011, we had 21,844 common stockholders of record.

The following table sets forth, for the periods indicated, the high and low sales prices, as reported on the NYSE, and the cash dividends paid per share of common stock.

	Stock Price		Dividend Per Share

	High	Low

For the year ended December 31, 2010
First Quarter	$24.76	$20.80	$0.365
Second Quarter	$26.00	$21.28	0.365
Third Quarter	$25.00	$19.06	0.365
Fourth Quarter	$24.79	$21.19	0.365

			$1.46

For the year ended December 31, 2009
First Quarter	$27.46	$17.62	$0.36
Second Quarter	$26.25	$20.71	0.36
Third Quarter	$25.57	$20.38	0.36
Fourth Quarter	$26.41	$22.44	0.36

			$1.44

In February 2011, our Board of Directors authorized a half-cent increase in our quarterly common stock dividend to $0.37 per share, marking the 29th consecutive year that we have increased the dividend on our common stock. This represents a one percent increase and applies to the common stock dividend with a record date of February 18, 2011. We expect to continue to pay quarterly cash dividends. There are no material restrictions on our ability to declare dividends.

See Equity Compensation Plan Information Table in Item 12 of this Form 10-K for information regarding securities for issuance under our equity compensation plans.

Share Repurchases

We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. In May 2010, the Board of Directors approved an expansion of our share repurchase authorization to $150 million. During 2010, we repurchased 4.7 million shares at a total cost of $100 million and at December 31, 2010, had $50 million of authorization remaining under this program. The following table summarizes our share repurchase activity under active programs during 2010. There were no share repurchases during the fourth quarter of 2010.

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

In February 2011, our Board of Directors approved an increase of $100 million in our share repurchase authorization to $150 million.

Stock Performance Graph

The accompanying graph compares the most recent five-year performance of Pitney Bowes common stock with the Standard and Poor’s (“S&P”) 500 Composite Index, and Peer Group Index.

The Peer Group Index is comprised of the following companies: Automatic Data Processing, Inc., Diebold, Inc., R.R. Donnelley & Sons Co., DST Systems, Inc., Fedex Corporation, Hewlett-Packard Company, Lexmark International, Inc., Pitney Bowes Inc., United Parcel Service, Inc., and Xerox Corporation.

Total return for the Peer Group and the S&P 500 Composite Index is based on market capitalization, weighted for each year.

All information is based upon data independently provided to us by Standard & Poor’s Corporation and is derived from their official total return calculation.

The graph shows that on a total return basis, assuming reinvestment of all dividends, $100 invested in the company’s common stock on December 31, 2005 would have been worth $72 on December 31, 2010. By comparison, $100 invested in the S&P 500 Composite Index on December 31, 2005 would have been worth $112 on December 31, 2010. An investment of $100 in the Peer Group on December 31, 2005 would have been worth $118 on December 31, 2010.

	Indexed Returns December 31,

Company Name / Index	2005	2006	2007	2008	2009	2010

Pitney Bowes	$100	$113	$96	$67	$64	$72
S&P 500	$100	$116	$122	$77	$97	$112
Peer Group	$100	$119	$124	$92	$116	$118

ITEM 6. –	SELECTED FINANCIAL DATA

The following tables summarize selected financial data for the Company, and should be read in conjunction with the more detailed consolidated financial statements and related notes thereto included under Item 8 of this Form 10-K.

Summary of Selected Financial Data
(Dollars in thousands, except per share amounts)

	Years ended December 31,

	2010	2009	2008	2007	2006

Total revenue	$5,425,254	$5,569,171	$6,262,305	$6,129,795	$5,730,018
Total costs and expenses	4,890,677	4,875,995	5,549,128	5,469,084	4,815,528
Income from continuing operations before income taxes	534,577	693,176	713,177	660,711	914,490
Provision for income taxes	205,770	240,154	244,929	280,222	335,004

Income from continuing operations	328,807	453,022	468,248	380,489	579,486
(Loss) gain from discontinued operations, net of income tax	(18,104)	(8,109)	(27,700)	5,534	(460,312)

Net income before attribution of noncontrolling interests	310,703	444,913	440,548	386,023	119,174
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	18,324	21,468	20,755	19,242	13,827

Net income	$292,379	$423,445	$419,793	$366,781	$105,347

Basic earnings per share of common stock attributable to common stockholders (1):
Continuing operations	$1.51	$2.09	$2.15	$1.65	$2.54
Discontinued operations	(0.09)	(0.04)	(0.13)	0.03	(2.07)

Net income	$1.42	$2.05	$2.01	$1.68	$0.47

Diluted earnings per share of common stock attributable to common stockholders (1):
Continuing operations	$1.50	$2.08	$2.13	$1.63	$2.51
Discontinued operations	(0.09)	(0.04)	(0.13)	0.03	(2.04)

Net income	$1.41	$2.04	$2.00	$1.66	$0.47

Cash dividends paid to stockholders	$301,456	$297,555	$291,611	$288,790	$285,051
Cash dividends per share of common stock	$1.46	$1.44	$1.40	$1.32	$1.28

Depreciation and amortization	$303,653	$338,895	$379,117	$383,141	$363,258
Capital expenditures	$119,768	$166,728	$237,308	$264,656	$327,887

Balance sheet
Total assets	$8,444,023	$8,571,039	$8,810,236	$9,465,731	$8,527,331
Long-term debt	$4,239,248	$4,213,640	$3,934,865	$3,802,075	$3,847,617
Total debt	$4,292,742	$4,439,662	$4,705,366	$4,755,842	$4,338,157
Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	$296,370	$296,370	$374,165	$384,165	$384,165
Stockholders’ (deficit) equity (2)	$(96,581)	$(3,152)	$(303,594)	$544,454	$600,340

(1) The sum of the earnings per share amounts may not equal the totals above due to rounding.

(2) Stockholders’ (deficit) equity has been reduced for all periods presented for the impact of an opening retained earnings adjustment of $16,815 pertaining to prior periods. See Note 9 to the Consolidated Financial Statements for further details.

ITEM 7. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements contained in this report. All table amounts are presented in millions of dollars, unless otherwise stated.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-K may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as “estimate”, “target”, “project”, “plan”, “believe”, “expect”, “anticipate”, “intend”, and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	negative developments in economic conditions, including adverse impacts on customer demand

•	changes in postal or banking regulations

•	timely development and acceptance of new products

•	declining physical mail volumes

•	success in gaining product approval in new markets where regulatory approval is required

•	successful entry into new markets

•	mailers’ utilization of alternative means of communication or competitors’ products

•	our success at managing customer credit risk

•	our success at managing costs associated with our strategy of outsourcing functions and operations not central to our business

•	changes in interest rates

•	foreign currency fluctuations

•	cost, timing and execution of our transformation plans including any potential asset impairments

•	regulatory approvals and satisfaction of other conditions to consummate and integrate any acquisitions

•	interrupted use of key information systems

•	changes in international or national political conditions, including any terrorist attacks

•	intellectual property infringement claims

•	impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents

•	third-party suppliers’ ability to provide product components, assemblies or inventories

•	negative income tax adjustments or other regulatory levies for prior audit years and changes in tax laws or regulations

•	changes in pension, health care and retiree medical costs

•	changes in privacy laws

•	acts of nature

Overview

In 2010, revenue decreased 3% to $5.4 billion compared to the prior year. Equipment sales and software revenues increased 2% and 5%, respectively, compared to the prior year; however, these improvements were offset by a decline of 7% in rental revenue, 8% in financing revenue, 5% in supplies revenue and 3% in business services revenue compared to the prior year. Foreign currency translation and acquisitions had less than a 1% favorable impact on revenue.

Earnings before interest and taxes (EBIT) increased in five of our segments when compared to the prior year primarily due to our ongoing productivity and cost reduction initiatives.

Net income from continuing operations in 2010 was $310 million, or $1.50 per diluted share compared with $432 million, or $2.08 per diluted share in 2009. Diluted earnings per share for 2010 was reduced by $0.59 for restructuring charges and asset impairments, $0.07 for non-cash tax charges associated with out-of-the-money stock options that expired during the year, $0.05 for a one-time charge to correct rates used to estimate unbilled International Mail Services revenue in prior periods and $0.04 for recently enacted heath care legislation. Diluted earnings per share for 2009 was reduced by $0.15 for restructuring charges, $0.06 for non-cash tax charges associated with out-of-the-money stock options that expired during the year partially offset by a $0.01 positive tax adjustment associated with the repricing of leveraged lease transactions.

We generated $952 million in cash from operations, which was used to reduce debt by $171 million, repurchase $100 million of our common stock and pay $301 million of dividends to our common stockholders.

For a more detailed discussion of our results of operations, see “Results of Operations 2010 compared to 2009” and “Results of Operations 2009 compared to 2008.”

Outlook

During the second half or 2010, we began to see some positive signs in our business. However, the worldwide economy and business environment continues to be uncertain, especially among small businesses. This uncertain economic environment has impacted our financial results and in particular our recurring revenue streams, including our high-margin financing, rental and supplies revenue streams. Recovery of these recurring revenue streams will lag a recovery in equipment sales. While we have been successful in reducing our cost structure across the entire business and shifting to a more variable cost structure, these actions have not been sufficient to offset the impact of lower revenues. We remain focused on streamlining our business operations and creating more flexibility in our cost structure.

We continue to expect our mix of revenue to change, with a greater percentage of revenue coming from enterprise related products and solutions. We expect that our future results will continue to be impacted by changes in global economic conditions and their impact on mail intensive industries. It is not expected that total mail volumes will rebound to prior peak levels in an economic recovery, and future mail volume trends will continue to be a factor for our businesses.

In 2009, we announced we were undertaking a series of initiatives designed to transform and enhance the way we operate as a global company. In order to enhance our responsiveness to changing market conditions, we have been executing on a strategic transformation program designed to create improved processes and systems to further enable us to invest in future growth in areas such as our global customer interactions and product development processes. We expect the total pre-tax cost of this program will be in the range of $300 million to $350 million primarily related to severance and benefit costs incurred in connection with workforce reductions. Currently, we are targeting annualized benefits, net of system and related investments, in the range of $250 million to $300 million on a pre-tax basis, with a full benefit run rate by 2012.

RESULTS OF OPERATIONS - 2010 Compared to 2009

Business segment results

We conduct our business activities in seven reporting segments within two business groups, Small & Medium Business Solutions (SMB Solutions) and Enterprise Business Solutions (EB Solutions). The following table shows revenue and EBIT in 2010 and 2009 by business segment. EBIT, a non-GAAP measure, is determined by deducting from segment revenue the related costs and expenses attributable to the segment. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally managed across the entire company on a consolidated basis, and general corporate expenses, restructuring charges and asset impairments. EBIT is also used for purposes of measuring the performance of our management team. Refer to Note 18 to the Consolidated Financial Statements for a reconciliation of segment amounts to income from continuing operations before income taxes.

	Revenue			EBIT

	2010	2009	% change	2010	2009	% change

U.S. Mailing	$1,879	$2,016	(7)%	$689	$743	(7)%
International Mailing	923	920	—%	143	128	12%

SMB Solutions	2,802	2,936	(5)%	832	871	(4)%

Production Mail	557	526	6%	61	51	18%
Software	363	346	5%	42	38	13%
Management Services	999	1,061	(6)%	93	72	28%
Mail Services	562	559	1%	63	83	(23)%
Marketing Services	142	141	—%	26	23	14%

EB Solutions	2,623	2,633	—%	285	267	7%

Total	$5,425	$5,569	(3)%	$1,117	$1,138	(2)%

Small & Medium Business Solutions

Small & Medium Business Solutions revenue decreased 5% to $2,802 million and EBIT decreased 4% to $832 million, compared to the prior year. Within Small & Medium Business Solutions:

U.S. Mailing revenue decreased 7% to $1,879 million and EBIT decreased 7% to $689 million, compared to the prior year. The revenue decrease was driven primarily by lower financing, rental, service and supplies revenues. The decrease in financing revenue is due to a decline in our leasing portfolio from reduced equipment sales in recent years. Rental, supplies and service revenues were lower than prior year due to fewer placements of new meters. Lease extensions have a positive impact on profit margins longer-term but negatively impact equipment sales revenue in the current year. Equipment sales and supplies revenue were lower than prior year due to business consolidations, lease extensions and reduced volumes of mail processed. Revenue was also adversely affected by the ongoing changing mix to more fully featured smaller systems. The lower EBIT was due to the decline in higher margin financing, rental and supplies revenues.

International Mailing revenue was flat at $923 million compared to the prior year, including a favorable impact from foreign currency translation of 2%. While equipment sales were up slightly in certain parts of Europe and Canada, this increase was offset by continued declines in financing and rental revenues due to reduced equipment sales in recent years. EBIT increased 12% to $143 million compared to prior year, and was favorably impacted by an adjustment related to certain leveraged lease transactions in Canada (6%), our initiatives to improve productivity and consolidate functions globally and by 4% from foreign currency translation.

Enterprise Business Solutions

Enterprise Business Solutions revenue was flat at $2,623 million and EBIT increased 7% to $285 million, compared to the prior year. Within Enterprise Business Solutions:

Production Mail revenue increased 6% over the prior year to $557 million due to increased demand in the U.S. for inserting equipment and our first installations of production print equipment. Demand for inserting equipment continued to experience a delayed recovery in certain countries outside of North America as many large enterprises in these regions continue to delay capital expenditures due to economic uncertainty. EBIT increased 18% to $61 million compared to last year due to the higher revenue and our initiatives to improve productivity and consolidate administrative functions. Foreign currency translation had a 1% favorable impact on EBIT.

Software revenue increased 5% over last year to $363 million, driven by the acquisition of Portrait Software (4%) and the favorable impact of foreign currency translation (1%). We continue to build more recurring revenue streams through multi-year licensing agreements, which have the effect of deferring some revenue to future periods. EBIT increased 13% over last year to $42 million due to business integration and productivity initiatives. EBIT was negatively impacted by transaction-related fees of approximately $2 million associated with the Portrait acquisition. Foreign currency translation had a less than 1% favorable impact on EBIT.

Management Services revenue decreased 6% compared to last year to $999 million due to the loss of several large postal contracts and decreased print volumes. Despite the lower revenues, EBIT increased 28% over the prior year to $93 million primarily due to our actions to align costs with changing volumes through a more variable cost infrastructure, ongoing productivity initiatives and a focus on more profitable contracts. Foreign currency translation had a less than 1% impact on both revenue and EBIT.

Mail Services revenue increased 1% compared to last year to $562 million, while EBIT decreased 23% to $63 million. Mail Services revenue and EBIT were adversely impacted by $21 million and $16 million, respectively, due to a one-time out of period adjustment in the International Mail Services portion of the business primarily related to the correction to the rates used to estimate earned but unbilled revenue for the periods 2007 through the first quarter of 2010. The impact of this adjustment was not material on any individual quarter or year during these periods. Excluding the impact of this adjustment, revenue increased 4% over the prior year, but EBIT decreased 5%. The revenue increase was driven partially by increased volumes of presort mail and Standard Class mail processed and acquisitions (2%). The decrease in EBIT was driven by higher shipping rates charged by international carriers for our International Mail Services business, which more than offset the favorable margin impacts in our Presort business.

Marketing Services revenue of $142 million was flat compared to the prior year. Revenue was impacted by increased vendor advertising for Movers’ Source kits offset by a decline in household moves compared to prior year. EBIT increased 14% over last year due to more profitable vendor revenue per transaction.

Revenues and Cost of revenues by source

The following tables show revenues and costs of revenues by source for the years ended December 31, 2010 and 2009:

Revenues by source

	2010	2009	% change

Equipment sales	$1,030	$1,007	2%
Supplies	318	336	(5)%
Software	382	365	5%
Rentals	601	647	(7)%
Financing	638	695	(8)%
Support services	712	714	—%
Business services	1,744	1,805	(3)%

Total revenue	$5,425	$5,569	(3)%

Cost of revenues by source

			Percentage of Revenue

	2010	2009	2010	2009

Cost of equipment sales	$476	$456	46.2%	45.3%
Cost of supplies	97	94	30.5%	27.9%
Cost of software	86	82	22.5%	22.5%
Cost of rentals	142	159	23.6%	24.5%
Financing interest expense	88	98	13.8%	14.1%
Cost of support services	452	467	63.5%	65.4%
Cost of business services	1,337	1,382	76.7%	76.6%

Total cost of revenues	$2,678	$2,738	49.4%	49.2%

Equipment sales

Equipment sales revenue increased 2% to $1,030 million compared to the prior year. Foreign currency translation had a positive impact of 1%. The growth was primarily driven by higher sales of production mail equipment in the U.S. and higher equipment sales in Canada and parts of Europe. Period revenue was adversely affected by lease extensions.

Cost of equipment sales as a percentage of revenue was 46.2% compared with 45.3% in the prior year, primarily due to the higher mix of lower margin production mail equipment sales, which more than offset the positive impacts of higher levels of lease extensions and ongoing productivity improvements.

Supplies

Supplies revenue decreased 5% to $318 million compared to the prior year due to lower supplies usage resulting from lower mail volumes and fewer installed meters due to customer consolidations worldwide. Foreign currency translation had less than a 1% favorable impact.

Cost of supplies as a percentage of revenue was 30.5% compared with 27.9% in the prior year primarily due to the increasing mix of lower margin non-compatible supplies sales worldwide.

Software

Software revenue increased 5% to $382 million compared to the prior year. The acquisition of Portrait accounted for 4% of the increase and foreign currency translation accounted for 1% of the increase. Period revenue growth was also negatively impacted by the shift to recurring revenue streams through multi-year licensing agreements.

Cost of software as a percentage of revenue was 22.5%, unchanged from the prior year.

Rentals

Rentals revenue decreased 7% to $601 million compared to the prior year as customers in the U.S. continue to downsize to smaller, fully featured machines. The weak economic conditions have also impacted our international rental markets, specifically in France. Foreign currency translation had less than a 1% positive impact.

Cost of rentals as a percentage of revenue was 23.6% compared with 24.5% in the prior year. Rental margins have been positively impacted by lower depreciation associated with higher levels of lease extensions.

Financing

Financing revenue decreased 8% to $638 million compared to the prior year as lower equipment sales in previous years have resulted in a net decline in both our U.S. and international lease portfolios. Foreign currency translation had a 1% positive impact.

Financing interest expense as a percentage of revenue was 13.8% compared with 14.1% in the prior year due to lower interest rates and lower average borrowings. In computing financing interest expense, which represents the cost of borrowing associated with the generation of financing revenues, we assume a 10:1 leveraging ratio of debt to equity and apply our overall effective interest rate to the average outstanding finance receivables.

Support Services

Support services revenue of $712 million was flat compared to the prior year. Growth has been negatively impacted by lower placements of mailing equipment, primarily in the U.S., U.K. and France. Foreign currency translation had a positive impact of 1%.

Cost of support services as a percentage of revenue improved to 63.5% compared with 65.4% in the prior year due to margin improvements from our ongoing productivity investments in the U.S. and International Mailing and Production Mail businesses.

Business Services

Business services revenue decreased 3% to $1,744 million compared to the prior year primarily due to the loss of several large postal contracts and print volumes at Management Services. Foreign currency translation had less than a 1% negative impact.

Cost of business services as a percentage of revenue was 76.7% compared with 76.6% in the prior year. Positive impacts of cost reduction programs at our Management Services and Presort businesses were offset by higher shipping costs in International Mail Services.

Selling, general and administrative (SG&A)

SG&A expenses decreased $40 million, or 2% primarily as a result of our cost reduction initiatives. Businesses acquired in 2010 increased SG&A by $15 million and foreign currency translation had a less than 1% unfavorable impact. As a percentage of revenue, SG&A expenses were 32.5% compared to 32.3% in the prior year.

Research and development

Research and development expenses decreased $26 million, or 14%from the prior year due to the wind-down of redundant costs related to our transition to offshore development activities and the launch of the new Connect+TM mailing system. Foreign currency translation had an unfavorable impact of 1%. As a percentage of revenue, research and development expenses were 2.9% compared to 3.3% in the prior year.

Other interest expense

Other interest expense increased $4 million, or 4% in 2010 compared to the prior year. Included in other interest expense is credit facility fees which were higher compared to the prior year. We do not allocate other interest expense to our business segments.

Income taxes / effective tax rate

The effective tax rates for 2010 and 2009 were 38.5% and 34.6%, respectively. The effective tax rate for 2010 includes $16 million of tax benefits associated with previously unrecognized deferred taxes on outside basis differences, a $15 million charge for the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees and a $9 million charge for the write-off of deferred tax assets related to the U.S. health care reform legislation that eliminated the tax deduction for retiree health care costs to the extent of federal subsidies received by companies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage.

The effective tax rate for 2009 included $13 million of tax charges related to the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock, offset by $13 million of tax benefits from retirement of inter-company obligations and the repricing of leveraged lease transactions.

Discontinued operations

The loss from discontinued operations in 2010 primarily relates to the accrual of interest on uncertain tax positions and additional tax associated with the disposed operations. The 2009 net loss from discontinued operations includes $10 million of pre-tax income ($6 million net of tax) for a bankruptcy settlement received and $11 million of pre-tax income ($7 million net of tax) related to the expiration of an indemnity agreement associated with the sale of a former subsidiary. This income was more than offset by the accrual of interest on uncertain tax positions. See Note 2 to the Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests

Preferred stock dividends to stockholders of subsidiary companies were $18 million and $21 million in 2010 and 2009, respectively. The 2009 amount included an expense of $3 million associated with the redemption of $375 million of variable term voting preferred stock. See Note 10 to the Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS - 2009 Compared to 2008

Business segment results

The following table shows revenue and EBIT in 2009 and 2008 by business segment. Results have been reclassified to conform to the current year presentation.

	Revenue			EBIT

	2009	2008	% change	2009	2008	% change

U.S. Mailing	$2,016	$2,250	(10)%	$743	$890	(17)%
International Mailing	920	1,134	(19)%	128	185	(31)%

SMB Solutions	2,936	3,384	(13)%	871	1,075	(19)%

Production Mail	526	616	(15)%	51	82	(37)%
Software	346	400	(14)%	38	28	32%
Management Services	1,061	1,172	(9)%	72	70	3%
Mail Services	559	542	3%	83	69	20%
Marketing Services	141	148	(5)%	23	21	8%

EB Solutions	2,633	2,878	(9)%	267	270	(1)%

Total	$5,569	$6,262	(11)%	$1,138	$1,345	(15)%

Small & Medium Business Solutions

Small & Medium Business Solutions revenue decreased 13% to $2,936 million and EBIT decreased 19% to $871 million, compared to the prior year. Within Small & Medium Business Solutions:

U.S. Mailing revenue decreased 10% primarily due to fewer placements of mailing equipment and related financing and rental revenues as customers continued to delay purchases of new equipment and extend leases on existing equipment due to the economic conditions. Revenue was adversely affected by lower business activity levels and the ongoing changing mix to more fully featured smaller systems. Lease extensions have a positive impact on profit margins longer-term but negatively impact revenue in the current year. As a result of lower business activity levels over the prior year, EBIT decreased 17% principally due to lower equipment sales, financing revenue, meter rentals, and supplies sales.

International Mailing revenue decreased 19%, with 8% of this decline driven by the unfavorable impact of foreign currency translation. The international economic environment continued to create weaker demand for our products and services. As a result, many customers delayed making purchase decisions for new mailing systems and lower mail volume reduced supplies revenue. EBIT declined 31%, primarily driven by lower levels of equipment and supplies sales, and lower financing revenue.

Enterprise Business Solutions:

Enterprise Business Solutions revenue decreased 9% to $2,633 million; however EBIT decreased only 1% to $267 million, compared to the prior year. Within Enterprise Business Solutions:

Production Mail revenue decreased 15% primarily as a result of lower equipment sales in the U.S., France, and Asia Pacific as economic uncertainty continued to delay large-ticket capital expenditures for many large enterprises worldwide. Foreign currency translation had an unfavorable impact of 2%. EBIT decreased 37% driven by lower revenues and a shift in product mix to lower margin products.

Software revenue decreased 14%, with 4% of this decline driven by the unfavorable impact of foreign currency translation. Worldwide consolidation in the financial services industry and slowness in the retail sector adversely impacted the sales and renewal of software licenses. Uncertainty surrounding the economy resulted in many large multi-national organizations changing their approval policies for capital expenditures, which lengthened the sales cycle. EBIT increased to $38 million compared to $28 million in the prior year due to business integration and productivity initiatives which resulted in substantial EBIT margin improvements. This helped offset the pressure on margins from lower revenue and a higher mix of lower margin software sales.

Management Services revenue decreased 9%, of which 2% was driven by the unfavorable impact of foreign currency translation. Revenue was adversely affected by lower business activity and decreased print and transaction volumes throughout the U.S. and

Europe. EBIT however, increased 3% primarily due to productivity enhancements that have improved the profitability of the operations globally.

Mail Services revenue increased 3% mostly due to the impact of 2008 acquisitions (4%) partly offset by the unfavorable impact of foreign currency translation (1%). Customer base expansion and continued growth in the volume of mail processed drove a slight increase in revenue for the year. EBIT increased 20% due to the integration of Mail Services sites acquired last year and ongoing automation and productivity initiatives implemented by the business.

Marketing Services revenue decreased 5%, mostly due to the impact of fewer household moves during the year and the resulting decline in the volume of change of address kits mailed. EBIT increased 8% however, due to an improving cost structure and the exit from the motor vehicle registration services program.

Revenues and cost of revenues by source

The following tables show revenues and costs of revenues by source for the years ended December 31, 2009 and 2008:

Revenue by source

	2009	2008	%change

Equipment sales	$1,007	$1,252	(20)%
Supplies	336	392	(14)%
Software	365	424	(14)%
Rentals	647	728	(11)%
Financing	695	773	(10)%
Support services	714	769	(7)%
Business services	1,805	1,924	(6)%

Total revenue	$5,569	$6,262	(11)%

Cost of revenues by source

			Percentage of Revenue

	2009	2008	2009	2008

Cost of equipment sales	$456	$574	45.3%	45.9%
Cost of supplies	94	104	27.9%	26.5%
Cost of software	82	101	22.5%	23.9%
Cost of rentals	159	154	24.5%	21.1%
Financing interest expense	98	110	14.1%	14.3%
Cost of support services	467	537	65.4%	69.9%
Cost of business services	1,382	1,486	76.6%	77.2%

Total cost of revenues	$2,738	$3,066	49.2%	49.0%

Equipment sales

Equipment sales revenue decreased 20% compared to the prior year due to lower placements of mailing equipment as more customers delayed purchases of new equipment and extended their leases on existing equipment due to the global economic conditions. Revenue also continued to be adversely affected by the ongoing changing mix in equipment placements to smaller, fully featured systems. Foreign currency translation had an unfavorable impact of 3%.

Cost of equipment sales as a percentage of revenue was 45.3% compared with 45.9% in the prior year, primarily due to the positive impacts of ongoing productivity improvements, partly offset by a higher mix of lower margin sales.

Supplies

Supplies revenue decreased 14% compared to the prior year due to lower supplies usage resulting from lower mail volumes and fewer installed meters due to customer consolidations in the U.S. and internationally. Foreign currency translation had an unfavorable impact of 3%.

Cost of supplies as a percentage of revenue was 27.9% compared with 26.5% in the prior year due to a greater mix of non-ink supplies in U.S Mailing.

Software

Software revenue decreased 14% compared to the prior year primarily due to the impact of the global economic slowdown which caused many businesses to delay their capital spending worldwide. Worldwide consolidation in the financial services industry and slowness in the retail sector also adversely impacted sales and renewals of software licenses. Foreign currency translation had an unfavorable impact of 4%.

Cost of software as a percentage of revenue was 22.5% compared with 23.9% in the prior year due to business integration initiatives and productivity investments, which more than offset the impact of lower revenue levels.

Rentals

Rentals revenue decreased 11% compared to the prior year as customers in the U.S. continued to downsize to smaller, fully featured machines. The weak economic conditions also impacted our international rental markets, specifically in Canada and France. Foreign currency translation had an unfavorable impact of 1%.

Cost of rentals as a percentage of revenue was 24.5% compared with 21.1% in the prior year primarily due to the fixed costs of meter depreciation on lower revenues.

Financing

Financing revenue decreased 10% compared to the prior year. Lower equipment sales over prior periods resulted in a decline in both our U.S. and international lease portfolios. Foreign currency translation had an unfavorable impact of 2%.

Financing interest expense as a percentage of revenue was 14.1% compared with 14.3% in the prior year due to lower interest rates and lower average borrowings.

Support services

Support services revenue decreased 7% compared to the prior year, principally due to lower revenues in Canada, the U.S. and the U.K. due to lower new equipment placements and the unfavorable impact of foreign currency translation of 3%.

Cost of support services as a percentage of revenue was 65.4% compared with 69.9% in the prior year. Margin improvements in our International Mailing, U.S. Mailing and Production Mail segments were driven by the positive impacts of ongoing productivity investments and price increases on service contracts in Production Mail.

Business services

Business services revenue decreased 6% compared to the prior year. Lower volumes at Management Services and Marketing Services offset the impact of an increase in mail processed at Mail Services. The unfavorable impact of foreign currency translation of 2% was partly offset by the positive impact of acquisitions which contributed 1%.

Cost of business services as a percentage of revenue was 76.6% compared with 77.2% in the prior year. This improvement was due to the positive impacts of cost reduction programs at our Management Services and Mail Services businesses, partly offset by lower transaction volumes in our Management Services business.

Selling, general and administrative

SG&A expense decreased $170 million or 9%, primarily as a result of our cost reduction initiatives and the positive impact of foreign currency translation of 3%. However, the impact of lower revenue, increased pension costs of $14 million and higher credit loss expenses of $9 million more than offset these benefits on a percentage of revenue basis. As a percentage of revenue, SG&A expenses were 32.3% compared to 31.5% in the prior year.

Research and development

Research and development expenses decreased $23 million or 11%, from the prior year due to the transition and related benefits from our move to offshore development activities. Foreign currency translation also had a positive impact of 3%. As a percentage of revenue, research and development expenses were 3.3% for 2009 and 2008 as we continue to invest in developing new technologies and enhancing our products.

Other interest expense

Other interest expense decreased $8 million or 7%, from prior year due to lower interest rates and lower average borrowings during the year.

Income taxes / effective tax rate

The effective tax rate for 2009 and 2008 was 34.6% and 34.3%, respectively. The effective tax rate for 2009 included $13 million of charges related to the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock, offset by $13 million of tax benefits from retirement of inter-company obligations and the repricing of leveraged lease transactions. The effective tax rate for 2008 included $12 million of tax increases related to the low tax benefit associated with restructuring expenses recorded during 2008, offset by adjustments of $10 million related to deferred tax assets associated with certain U.S. leasing transactions.

Discontinued operations

The net loss from discontinued operations was $8 million and $28 million for 2009 and 2008, respectively. The 2009 net loss from discontinued operations included $6 million, net of tax, for a bankruptcy settlement received and $7 million, net of tax, related to the expiration of an indemnity agreement associated with the sale of a former subsidiary. This income was more than offset by the accrual of interest on uncertain tax positions. The 2008 net loss from discontinued operations is comprised of an accrual of tax and interest on uncertain tax positions.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests

Preferred stock dividends to stockholders of subsidiary companies were $21 million in 2009 and 2008. The 2009 amount also included $3 million associated with the redemption of $375 million of variable term voting preferred stock during the year. The 2008 amount included $2 million associated with the redemption of $10 million of 9.11% Cumulative Preferred Stock.

Restructuring Charges and Asset Impairments

In 2009, we announced that we were undertaking a series of initiatives designed to transform and enhance the way we operate as a global company (the 2009 Program). In order to enhance our responsiveness to changing market conditions, we executed a strategic transformation program designed to create improved processes and systems to further enable us to invest in future growth in areas such as our global customer interactions and product development processes.

During 2010, we accelerated several of our initiatives to streamline processes and make our cost structure more variable to better leverage changing business conditions. Due to the acceleration of these initiatives and pension and retiree medical related non-cash charges of $24 million, pre-tax restructuring charges and asset impairments for the 2009 Program were $183 million in 2010. Accordingly, we expect our cost range to be $300 million to $350 million. Additionally, we expect that total net annualized run rate benefits from the 2009 Program to be in the range of $250 million to $300 million by 2012. This represents a $100 million increase in our projected benefits resulting from process automation, channel alignment, reduced infrastructure costs and streamlined product development. See Note 14 to the Consolidated Financial Statements for further discussion.

Acquisitions

On July 5, 2010, we acquired Portrait Software plc (Portrait) for $65 million in cash, net of cash acquired. Portrait provides software to enhance existing customer relationship management systems, enabling clients to achieve improved customer retention and profitability. The acquired goodwill was assigned to the Software segment. We also completed smaller acquisitions during 2010 for an aggregate cost of $12 million.

There were no acquisitions during 2009.

In 2008, we acquired Zipsort, Inc. for $40 million in cash, net of cash acquired. Zipsort, Inc. acts as an intermediary between customers and the U.S. Postal Service. Zipsort, Inc. offers mailing services that include presorting of first class, standard class, flats, permit and international mail as well as metering services. We assigned the goodwill to the Mail Services segment. We also completed several smaller acquisitions for an aggregate cost of $30 million.

The operating results of these acquisitions have been included in our consolidated financial statements since the date of acquisition. See Note 1 to the Consolidated Financial Statements for our business combination accounting policy and Note 3 for further information regarding these acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash flow from operations, existing cash and liquid investments, as well as borrowing capacity under our commercial paper program, the existing credit facility and debt capital markets should be sufficient to finance our capital requirements and to cover our customer deposits. Our potential uses of cash include, but are not limited to, growth and expansion opportunities; internal investments; customer financing; severance and benefits payments under our restructuring programs; income tax, interest and dividend payments; pension and other benefit plan funding; acquisitions; and share repurchases.

We continuously review our liquidity profile. We monitor for material changes in the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers to us through credit ratings and the credit default swap market. We have determined that there has not been a material variation in the underlying sources of cash flows currently used to finance the operations of the company. To date, we have had consistent access to the commercial paper market.

Cash Flow Summary

The change in cash and cash equivalents is as follows:

	2010	2009

Net cash provided by operating activities	$952	$824
Net cash used in investing activities	(301)	(172)
Net cash used in financing activities	(580)	(626)
Effect of exchange rate changes on cash	1	10

Increase in cash and cash equivalents	$72	$36

2010 Cash Flows

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities included decreases in finance receivables and accounts receivables of $180 million and $43 million, respectively. Due to declining equipment sales, finance receivables have declined as strong cash collections exceed the financing of new business. Similarly, accounts receivables have declined primarily due to strong cash collections in excess of new billings. Cash flow also benefited from the proceeds of $32 million from the unwinding of interest rate swaps and by $59 million due to the timing of payments of accounts payable, accrued liabilities and income taxes. Partially offsetting these benefits were restructuring payments of $120 million and an increase in inventory of $12 million.

Net cash used in investing activities consisted primarily of the net purchase of investment securities of $122 million, capital expenditures of $120 million and acquisitions of $78 million.

Net cash used in financing activities primarily included net payments on commercial paper borrowings of $171 million, stock repurchases of $100 million and dividends paid to common stockholders and noncontrolling interests of $321 million.

2009 Cash Flows

Cash flow provided by operations for 2009 is primarily due to the decrease in finance receivables and accounts receivables of $207 million and $84 million, respectively, primarily due to lower sales volumes, and an increase in current and non-current income taxes of $86 million due to the timing of tax payments. These cash inflows were partially offset by a reduction in accounts payable and accrued liabilities of $127 million, primarily due to timing of payments, voluntary pension plan contributions of $125 million and restructuring payments of $105 million.

Net cash used in investing activities consisted primarily of capital expenditures of $167 million.

Net cash used in financing activities consisted primarily of dividends paid to common stockholders and noncontrolling interests of $317 million, a net reduction in debt of $242 million, and a net cash outflow associated with the issuance and redemption of preferred stock issued by a subsidiary of $79 million.

Capital Expenditures

Capital expenditures in 2010 and 2009 included additions to property, plant and equipment of $61 million and $85 million; respectively, and additions to rental equipment and related inventories of $59 million and $82 million, respectively. The decrease in capital expenditures is due to lower new meter investments and control over capital spending.

Financings and Capitalization

We are a Well-Known Seasoned Issuer with the SEC, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is a significant source of liquidity for us and a committed line of credit of $1.25 billion which supports our commercial paper issuance. The line of credit expires in 2013. We have not experienced any problems to date in accessing the commercial paper market. As of December 31, 2010, the line of credit had not been drawn upon.

At December 31, 2010, we had $50 million of outstanding commercial paper with a weighted average interest rate of 0.32%. During 2010, borrowings under our commercial paper program averaged $347 million at a weighted average interest rate of 0.23%. The maximum amount of commercial paper issued at any point in time during 2010 was $552 million.

At December 31, 2009, we had $221 million of outstanding commercial paper with a weighted average interest rate of 0.09%. During 2009, borrowings under our commercial paper program averaged $430 million at a weighted average interest rate of 0.18%. The maximum amount of commercial paper issued at any point in time during 2009 was $848 million.

In August 2010, we unwound two interest rate swaps with an aggregate notional amount of $250 million. These interest rate swaps effectively converted the fixed rate of 5.6% on $250 million of notes, due 2018, into variable interest rates. In connection with unwinding these interest rate swaps, we received $32 million, excluding accrued interest. The transaction was not undertaken for liquidity purposes, but rather to fix our effective interest rate at 3.7% for the remaining term of the notes as the amount received will be recognized as a reduction in interest expense over the remaining term of the notes.

There were no other significant changes to long-term debt during 2010. No long-term notes will mature in 2011.

We anticipate making contributions of approximately $130 million and $15 million to our U.S. and foreign pension plans, respectively during 2011. We will reassess our funding alternatives as the year progresses.

We believe our financing needs in the short and long-term can be met from cash generated internally, the issuance of commercial paper, debt issuance under our effective shelf registration statement and borrowing capacity under our existing credit agreements.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our known contractual obligations and off-balance sheet arrangements at December 31, 2010 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period

(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commercial paper borrowings	$50	$50	$—	$—	$—
Long-term debt and current portion of long-term debt	4,175	—	925	850	2,400
Non-cancelable operating lease obligations	289	99	119	45	26
Interest payments on debt	1,681	197	374	308	802
Capital lease obligations	10	4	5	1	—
Purchase obligations (1)	276	205	56	15	—
Other non-current liabilities (2)	649	—	121	48	480

Total	$7,130	$555	$1,600	$1,267	$3,708

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

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses that are reported in the consolidated financial statements and accompanying disclosures, including the disclosure of contingent assets and liabilities. These estimates are based on management’s best knowledge of current events, historical experience, actions that we may undertake in the future, and on various other assumptions that are believed to be reasonable under the circumstances. These estimates include, but are not limited to, allowance for doubtful accounts and credit losses, inventory obsolescence, residual values of leased assets, useful lives of long-lived assets and intangible assets, impairment of goodwill, allocation of purchase price to tangible and intangible assets acquired in business combinations, warranty obligations, restructuring costs, pensions and other postretirement benefits and loss contingencies. We believe our assumptions and estimates are reasonable and appropriate in accordance with GAAP; however, actual results could differ from those estimates and assumptions.

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

In multiple element arrangements, we recognize revenue for each of the elements based on their respective fair values. We recognize revenue for delivered elements only when the fair values of undelivered elements are known and uncertainties regarding customer acceptance are resolved. Our allocation of the fair values to the various elements does not change the total revenue recognized from a transaction, but impacts the timing of revenue recognition. Revenue is allocated to the meter rental and equipment maintenance agreement elements first using their respective fair values, which are determined based on prices charged in standalone and renewal transactions. Revenue is then allocated to the equipment based on the present value of the remaining minimum lease payments. We then compare the allocated equipment fair value to the range of cash selling prices in standalone transactions during the period to ensure the allocated equipment fair value approximates average cash selling prices.

We provide lease financing for our products primarily through sales-type leases. The vast majority of our leases qualify as sales-type leases using the present value of minimum lease payments classification criteria. We believe that our sales-type lease portfolio contains only normal collection risk. Accordingly, we record the fair value of equipment as sales revenue, the cost of equipment as cost of sales and the minimum lease payments plus the estimated residual value as finance receivables. The difference between the finance receivable and the equipment fair value is recorded as unearned income and is amortized as income over the lease term using the interest method.

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

Allowances for doubtful accounts and credit losses

Allowance for doubtful accounts

We estimate our accounts receivable risks and provide allowances for doubtful accounts accordingly. We believe that our credit risk for accounts receivable is limited because of our large number of customers, small account balances for most of our customers and customer geographic and industry diversification. We evaluate the adequacy of the allowance for doubtful accounts based on our historical loss experience, length of time receivables are past due, adverse situations that may affect a customer’s ability to pay and prevailing economic conditions, and make adjustments to our actual aggregate reserve as necessary. This evaluation is inherently subjective and actual results may differ significantly from estimated reserves.

Allowance for credit losses

We estimate our finance receivables risks and provide allowances for credit losses accordingly. We establish credit approval limits based on the credit quality of the customer and the type of equipment financed. Finance receivables are written-off against the allowance for credit losses after collection efforts are exhausted and we deem the account uncollectible. We believe that our concentration of credit risk for finance receivables is limited because of our large number of customers, small account balances and customer geographic and industry diversification. Our general policy is to discontinue revenue recognition for lease receivables when they are delinquent more than 120 days, and to discontinue revenue recognition on unsecured loan receivables that are delinquent for more than 90 days. We resume revenue recognition when payments reduce the account to 60 days or less past due.

We evaluate the adequacy of allowance for credit losses based on our historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a customer’s ability to pay and prevailing economic conditions, and make adjustments to our actual aggregate reserve as necessary. This evaluation is inherently subjective and actual results may differ significantly from estimated reserves.

Accounting for income taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions.

We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we operate and account for the related financial statement implications. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and possible adjustment. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances, such as the progress of a tax audit. We have established tax reserves which we believe to be appropriate given the possibility of tax adjustments. Determining the appropriate level of tax reserves requires us to exercise judgment regarding the uncertain application of tax law. Future changes in tax reserve requirements could have a material impact on our results of operations.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. As new information becomes available that would alter our determination as to the amount of deferred tax assets that will ultimately be realized, we adjust the valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

Based on our 2010 income from continuing operations before income taxes, a 1% change in our effective tax rate would impact income from continuing operations by approximately $5 million.

Goodwill and long-lived assets

Useful lives of long-lived assets

We depreciate property, plant and equipment and rental property and equipment principally using the straight-line method over the estimated useful lives of three to 15 years for machinery and equipment and up to 50 years for buildings. We amortize properties leased under capital leases on a straight-line basis over the primary lease term. We amortize capitalized costs related to internally developed software using the straight-line method over the estimated useful life, which is principally three to ten years. Intangible assets with finite lives are amortized over their estimated useful lives, which are principally four to 15 years, using the straight-line method or an accelerated attrition method. Our estimates of useful lives could be affected by changes in regulatory provisions, technology or business plans.

Impairment review

We evaluate the recoverability and, if necessary, the fair value of our long-lived assets, including intangible assets, on an annual basis or as circumstances warrant. We derive the cash flow estimates that are incorporated into the analysis from our historical experience and our future long-term business plans and, if necessary, apply an appropriate discount rate to assist in the determination of its fair value. In addition, we used quoted market prices when available and appraisals as appropriate to assist in the determination of fair value. Changes in the estimates and assumptions incorporated in our long-lived asset impairment assessment could materially affect the determination of fair value. During 2010, an asset impairment charge of $4.7 million was recorded related to the impairment of certain intangible assets.

Goodwill is tested annually for impairment, or sooner when circumstances indicate an impairment may exist at the reporting unit level. Our goodwill impairment review requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. We derive the cash flow estimates from our historical experience and our future long-term business plans. We use a combination of techniques to determine the fair value of our reporting units, including the present value of future cash flows, multiples of competitors and multiples from sales of like businesses. Changes in the estimates and assumptions incorporated in our goodwill impairment assessment could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

The calculated fair value of each of our reporting units was based on a combination of inputs and assumptions, including projections of future cash flows, discount rates, growth rates and applicable multiples of competitors and multiples from sales of like businesses. For 2010, the calculated fair values for all of our reporting units were considered substantially in excess of the respective reporting unit’s carrying value. Accordingly, no goodwill impairment was identified or recorded. However, future events and circumstances, some of which are described below, may result in an impairment charge:

•	Future economic results that are below our expectations used in the current assessments;

•	Changes in postal regulations governing the types of meters allowable for use;

•	New technological developments that provide significantly enhanced benefits over current technology;

•	Significant ongoing negative economic or industry trends; or

•	Changes in our business strategy that alters the expected usage of the related assets.

Pension benefits

Assumptions and estimates

The valuation and calculation of our net pension expense, assets and obligations are dependent on assumptions and estimates relating to discount rate, rate of compensation increase and expected return on plan assets. These assumptions are evaluated and updated annually and are described in further detail in Note 19 to the Consolidated Financial Statements.

The weighted average assumptions for our largest plan, the U.S. Qualified Pension Plan, and our largest foreign plan, the U.K. Qualified Pension Plan, for 2010 and 2009 were as follows:

	U.S. Plan		U.K. Plan

	2010	2009	2010	2009

Discount rate	5.60%	5.75%	5.30%	5.70%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%
Expected return on plan assets	8.00%	8.00%	7.25%	7.50%

U.S. Plan

The discount rate for our U.S. pension plans is determined by matching the expected cash flows associated with our benefit obligations to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. In 2010, we reduced the population of bonds used to derive this yield curve with the adoption of a bond matching approach which incorporates a selection of bonds that align with our projected benefit obligations. We believe this bond matching approach more closely reflects the process we would employ to settle our pension obligations. The rate of compensation increase assumption reflects our actual experience and best estimate of future increases. Our expected return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plans’ investment portfolio after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio is determined based on the target asset allocations for each asset class, adjusted for historical and expected experience of active portfolio management results, when compared to the benchmark returns. When assessing the expected future returns for the portfolio, we place more emphasis on the expected future returns than historical returns.

U.K. Plan

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

Sensitivity to changes in assumptions:

U.S. Pension Plan

•	Discount rate – a 0.25% increase in the discount rate would decrease annual pension expense by approximately $3.0 million and would lower the projected benefit obligation by $43.5 million.

•	Rate of compensation increase – a 0.25% increase in the rate of compensation increase would increase annual pension expense by approximately $0.1 million.

•	Expected return on plan assets – a 0.25% increase in the expected return on assets of our principal plans would decrease annual pension expense by approximately $3.7 million.

U.K. Pension Plan

•	Discount rate – a 0.25% increase in the discount rate would decrease annual pension expense by approximately $1.4 million and would lower the projected benefit obligation by $16.0 million.

•	Rate of compensation increase – a 0.25% increase in the rate of compensation increase would increase annual pension expense by approximately $0.5 million.

•	Expected return on plan assets – a 0.25% increase in the expected return on assets of our principal plans would decrease annual pension expense by approximately $0.8 million.

Delayed recognition principles

Actual pension plan results that differ from our assumptions and estimates are accumulated and amortized over the estimated future working life of the plan participants and will therefore affect future pension expense. We also base our net pension expense primarily on a market related valuation of plan assets. Under this approach, differences between the actual and expected return on plan assets are recognized over a five-year period and will also impact future pension expense.

Investment related risks and uncertainties

We invest our pension plan assets in a variety of investment securities in accordance with our strategic asset allocation policy. The composition of our U.S. pension plan assets at December 31, 2010 was approximately 57% equity securities, 34% fixed income securities and 9% real estate and private equity investments. The composition of our U.K. pension plan assets at December 31, 2010 was approximately 68% equity securities, 29% fixed income securities and 3% cash. Investment securities are exposed to various risks such as interest rate, market and credit risks. In particular, due to the level of risk associated with investment securities, it is reasonably possible that change in the value of such investment securities will occur and that such changes could materially affect our future results.

New Accounting Pronouncements

In 2010, we adopted guidance that increases disclosures regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. The guidance also requires an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. The adoption of this guidance resulted in additional disclosures but did not have an impact on our consolidated financial statements. See Note 17 to the Consolidated Financial Statements.

In September 2009, new guidance was introduced addressing the accounting for revenue arrangements with multiple elements and certain revenue arrangements that include software. The guidance allows companies to allocate consideration in a multiple element arrangement in a way that better reflects the economics of the transaction and eliminates the residual method. In addition, tangible products that have software components that are “essential to the functionality” of the tangible product will be scoped out of the software revenue guidance. The new guidance will also result in more expansive disclosures. The new guidance became effective on January 1, 2011 and is not expected to have a material impact on our financial position, results of operations or cash flows.

Legal and Regulatory Matters

Legal

See Legal Proceedings in Item 3 of this Form 10-K for information regarding our legal proceedings.

Other regulatory matters

We are continually under examination by tax authorities in the United States, other countries and local jurisdictions in which we have operations. The years under examination vary by jurisdiction. The current IRS exam of tax years 2001-2004 is estimated to be completed within the next year and the examination of years 2005-2008 within the next two years. In connection with the 2001-2004 exam, we have received notices of proposed adjustments to our filed returns and the IRS has withdrawn a civil summons to provide certain company workpapers. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. A variety of post-2000 tax years remain subject to examination by other tax authorities, including the U.K., Canada, France, Germany and various U.S. states. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flows. See Note 9 to the Consolidated Financial Statements.

We are currently undergoing unclaimed property audits, which are being conducted by several states.

Effects of Inflation and Foreign Exchange

Inflation

Inflation, although minimal in recent years, continues to affect worldwide economies and the way companies operate. It increases labor costs and operating expenses, and raises costs associated with replacement of fixed assets such as rental equipment. Despite these growing costs, we have generally been able to maintain profit margins through productivity and efficiency improvements, introduction of new products and expense reductions.

Foreign Exchange

During 2010, approximately 30% of our revenue and 35% of pre-tax income from continuing operations were derived from operations outside of the U.S. Currency translation increased our 2010 revenue and pre-tax income from continuing operations by less than 1%. Based on the current contribution from our international operations, a 1% increase in the value of the U.S. dollar would result in a decline in revenue of approximately $16 million and a decline in pre-tax income from continuing operations of approximately $2 million.

Assets and liabilities of subsidiaries operating outside the U.S. are translated at rates in effect at the end of the period and revenue and expenses are translated at average monthly rates during the period. Net deferred translation gains and losses are included in accumulated other comprehensive loss in stockholders’ deficit in the Consolidated Balance Sheets. Changes in the value of the U.S. dollar relative to the currencies of countries in which we operate impact our reported assets, liabilities, revenue and expenses. Exchange rate fluctuations can also impact the settlement of intercompany receivables and payables from the transfer of finished goods inventories between our affiliates in different countries, and intercompany loans.

To mitigate the risk of foreign currency exchange rate fluctuations, we enter into foreign exchange contracts. These derivative contracts expose us to counterparty credit risk. To mitigate this risk, we enter into contracts with only those financial institutions that meet stringent credit requirements as set forth in our derivative policy. We regularly review our credit exposure balances as well as the creditworthiness of our counterparties. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate. At December 31, 2010, the fair value of our outstanding foreign exchange contracts was a net liability of $4 million.

During 2010, deferred translation losses of $16 million were recorded primarily resulting from the strengthening of the U.S. dollar as compared to the British pound and Euro, partially offset by a weakening of the U.S. dollar as compared to the Canadian dollar. In 2009, deferred translation gains of $120 million were recorded as the U.S. dollar weakened against the British pound, Euro and Canadian dollar. Deferred translation gains and losses are recorded as a component of accumulated other comprehensive income and do not affect earnings.

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

Our objective in managing our exposure to changing interest rates is to limit the volatility and impact of changing interest rates on earnings and cash flows. To achieve these objectives, we use a balanced mix of debt maturities and interest rate swaps that convert the fixed rate interest payments on certain debt issuances to variable rates.

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

During 2010 and 2009, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, using the variance/co-variance technique described above, was not material.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements and Supplemental Data” on Page 36 of this Form 10-K.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and internal control over financial reporting. Our CEO and CFO concluded that such disclosure controls and procedures were effective as of December 31, 2010, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management’s assessment included evaluating the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on its assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control – Integrated Framework.

PricewaterhouseCoopers LLP, the independent accountants that audited our financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting, which report is included on page 37 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information pertaining to our Directors and the members of the Audit Committee of the Board of Directors is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Election of Directors,” “Security Ownership of Directors and Executive Officers,” “Beneficial Ownership,” “Report of the Audit Committee” and “Corporate Governance” of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with our 2011 Annual Meeting of Stockholders, which is scheduled to be held on May 9, 2011. Such Definitive Proxy Statement will be filed with the Commission on or before March 31, 2011 and is incorporated herein by reference. Our executive officers are as follows:

Executive Officers of the Registrant as of February 15, 2011

Name	Age	Title	Executive Officer Since

Murray D. Martin	63	Chairman, President and Chief Executive Officer	1998

Leslie Abi-Karam	52	Executive Vice President and President, Mailing Solutions Management	2005

Gregory E. Buoncontri	63	Executive Vice President and Chief Information Officer	2000

Michael Monahan	50	Executive Vice President and Chief Financial Officer	2005

Vicki A. O’Meara	53	Executive Vice President and President, Pitney Bowes Management Services & Government and Postal Affairs	2008

Daniel J. Goldstein	49	Executive Vice President and Chief Legal and Compliance Officer	2010

Joseph H. Timko	50	Executive Vice President and Chief Strategy and Innovation Officer	2010

Johnna G. Torsone	60	Executive Vice President and Chief Human Resources Officer	1993

There is no family relationship among the above officers. All of the officers have served in various corporate, division or subsidiary positions with the Company for at least the past five years except as described below:

Mr. Goldstein re-joined the Company in October 2010 as Executive Vice President and Chief Legal and Compliance Officer. From September 2008 until October 2010, Mr. Goldstein served as the Senior Vice President and General Counsel for GAF Materials Corporation and International Specialty Products, ISP Materials, a group of privately held, commonly owned companies in the building materials, chemicals and mining industries. Mr. Goldstein originally joined Pitney Bowes in 1999 as Associate General Counsel and was appointed Vice President, Deputy General Counsel in 2005.

Mr. Timko joined the Company in February 2010 as Executive Vice President and Chief Strategy and Innovation Officer. Prior to joining the Company, Mr. Timko was a partner in the technology / telecom and industrial sector practice at McKinsey & Company.

Ms. O’Meara joined the Company in June 2008 as Executive Vice President and Chief Legal and Compliance Officer. In July 2010, Ms. O’Meara became Executive Vice President and President, Pitney Bowes Management Services & Government and Postal Affairs, relinquishing her responsibilities as the Chief Legal and Compliance Officer. Prior to joining the Company, she was President - U.S. Supply Chain Solutions for Ryder System, Inc., a leading transportation and supply chain solutions company. Ms. O’Meara joined Ryder System, Inc. as Executive Vice President and General Counsel in June 1997.

ITEM 11. – EXECUTIVE COMPENSATION

The sections entitled “Directors’ Compensation,” “Compensation Discussion and Analysis”, and “Executive Compensation Tables and Related Narrative” of our Definitive Proxy Statement to be filed with the Commission on or before March 31, 2011 in connection with our 2011 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12. –	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2010 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Equity compensation plans approved by security holders	16,143,764	$36.18	17,458,044
Equity compensation plans not approved by security holders	—	—	—

Total	16,143,764	$36.18	17,458,044

The sections entitled “Security Ownership of Directors and Executive Officers” and “Beneficial Ownership” of our Definitive Proxy Statement to be filed with the Commission on or before March 31, 2011 in connection with our 2011 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sections entitled “Corporate Governance” and “Certain Relationships and Related-Person Transactions” of our Definitive Proxy Statement to be filed with the Commission on or before March 31, 2011 in connection with our 2011 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” of our Definitive Proxy Statement to be filed with the Commission on or before March 31, 2011 in connection with our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial statements - see Item 8 on page 29 and “Index to Consolidated Financial Statements and Supplemental Data” on page 36 of this Form 10-K.

	2.	Financial statement schedules - see “Index to Consolidated Financial Statements and Supplemental Data” on page 36 of this Form 10-K.

	3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Reg. S-K exhibits	Description	Status or incorporation by reference

(3)(a)	Restated Certificate of Incorporation, as amended	Incorporated by reference to Exhibit (3) to Form 10-Q as filed with the Commission on August 14, 1996. (Commission file number 1-3579)

(a.1)	Certificate of Amendment to the Restated Certificate of Incorporation (as amended May 29, 1996)	Incorporated by reference to Exhibit (a.1) to Form 10-K as filed with the Commission on March 27, 1998. (Commission file number 1-3579)

(a.2)	Certificate of Amendment to the Restated Certificate of Incorporation (as amended March 27, 1998)	Incorporated by reference to Exhibit (3)(a.2) to Form 8-K as filed with the Commission on May 12, 2010. (Commission file number 1-3579)

(b)	Pitney Bowes Inc. Amended and Restated By-laws	Incorporated by reference to Exhibit (3)(ii) to Form 10-Q as filed with the Commission on August 6, 2007. (Commission file number 1-3579)

(b.1)	Amendment to the Pitney Bowes Inc. Amended and Restated By-laws (effective as of May 10, 2010)	Incorporated by reference to Exhibit (3)(b.1) to Form 8-K as filed with the Commission on May 12, 2010. (Commission file number 1-3579)

(4)(a)	Form of Indenture between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (No. 333-72304) as filed with the Commission on October 26, 2001.

(b)	Supplemental Indenture No. 1 dated April 18, 2003 between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K as filed with the Commission on August 18, 2004.

(c)	Form of Indenture between the Company and Citibank, N.A., as Trustee, dated as of February 14, 2005	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3ASR (No. 333-151753) as filed with the Commission on June 18, 2008.

(d)	First Supplemental Indenture, by and among Pitney Bowes Inc., The Bank of New York, and Citibank, N.A., to the Indenture, dated as of February 14, 2005, by and between the Company and Citibank	Incorporated by reference to Exhibit 4.1 to Form 8-K as filed with the Commission on October 24, 2007. (Commission file number 1-3579)

(e)	Pitney Bowes Inc. Global Medium-Term Note (Fixed Rate), issue date March 7, 2008	Incorporated by reference to Exhibit 4(d)(1) to Form 8-K as filed with the Commission on March 7, 2008. (Commission file number 1-3579)

The Company has outstanding certain other long-term indebtedness. Such long-term indebtedness does not exceed 10% of the total assets of the Company; therefore, copies of instruments defining the rights of holders of such indebtedness are not included as exhibits. The Company agrees to furnish copies of such instruments to the SEC upon request.

Executive Compensation Plans:

(10)(a)	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit (10a) to Form 10-K as filed with the Commission on March 30, 1993. (Commission file number 1-3579)

(b)	Pitney Bowes Inc. Directors’ Stock Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(b.1)	Pitney Bowes Inc. Directors’ Stock Plan (Amendment No. 1, effective as of May 12, 2003)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on August 11, 2003. (Commission file number 1-3579)

(b.2)	Pitney Bowes Inc. Directors’ Stock Plan (Amendment No. 2 effective as of May 1, 2007)	Incorporated by reference to Exhibit (10.(b.2)) to Form 10-K as filed with the Commission on March 1, 2007 (Commission file number 1-3579)

(c)	Pitney Bowes 1991 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on May 14, 1998. (Commission file number 1-3579)

(c.1)	Pitney Bowes 1998 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (ii) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(c.2)	Pitney Bowes Stock Plan (as amended and restated as of January 1, 2002)	Incorporated by reference to Annex 1 to the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Commission on March 26, 2002. (Commission file number 1-3579)

(c.3)	Pitney Bowes Inc. 2007 Stock Plan (as amended November 7, 2009)	Incorporated by reference to Exhibit (v) to Form 10-K as filed with the Commission on February 26, 2010. (Commission file number 1-3579)

(d)	Pitney Bowes Inc. Key Employees’ Incentive Plan (as amended and restated October 1, 2007)(as amended November 7, 2009)	Incorporated by reference to Exhibit (iv) to Form 10-K as filed with the Commission on February 26, 2010. (Commission file number 1-3579)

(e)	Pitney Bowes Severance Plan (as amended, and restated effective January 1, 2008)	Incorporated by reference to Exhibit (10)(e) to Form 10-K as filed with the Commission on February 29, 2008. (Commission file number 1-3579)

(f)	Pitney Bowes Senior Executive Severance Policy (amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit (10)(f) to Form 10-K as filed with the Commission on February 29, 2008. (Commission file number 1-3579)

(g)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors, as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(g) to Form 10-K as filed with the Commission on February 26, 2009. (Commission file number 1-3579

(h)	Pitney Bowes Inc. Deferred Incentive Savings Plan as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(h) to Form 10-k as filed with the Commission on February 26, 2009. (Commission file number 1-3579)

(i)	Pitney Bowes Inc. 1998 U.K. S.A.Y.E. Stock Option Plan	Incorporated by reference to Annex II to the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the Commission on March 23, 2006. (Commission file number 1-3579)

(j)	Form of Equity Compensation Grant Letter	Incorporated by reference to Exhibit (10)(n) to Form 10-Q as filed with the Commission on May 4, 2006. (Commission file number 1-3579)

(k)	Form of Performance Award	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on August 5, 2009. (Commission file number 1-3579)

(l)	Form of Long Term Incentive Award Agreement	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on November 6, 2009. (Commission file number 1-3579)

(m)	Service Agreement between Pitney Bowes Limited and Patrick S. Keddy dated January 29, 2003	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed with the Commission on February 17, 2006. (Commission file number 1-3579)

(n)	Separation Agreement and General Release dated April 14, 2008 by and between Pitney Bowes Inc. and Bruce P. Nolop	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Commission on April 15, 2008. (Commission file number 1-3579)

(o)	Compensation arrangement for Vicki O’Meara dated June 1, 2010	Incorporated by reference to Exhibit 10(a) to Form 10-Q as filed with the Commission on August 5, 2010. (Commission file number 1-3579)

(p)	Separation (Compromise) Agreement dated December 30, 2010, by and between Patrick Keddy and Pitney Bowes Limited	Exhibit (iv)

Other:

(q)	Amended and Restated Credit Agreement dated May 19, 2006 between the Company and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Commission on May 24, 2006. (Commission file number 1-3579)

(12)	Computation of ratio of earnings to fixed charges	Exhibit (i)

(21)	Subsidiaries of the registrant	Exhibit (ii)

(23)	Consent of experts and counsel	Exhibit (iii)

(31.1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.1

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.2

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2011	PITNEY BOWES INC.

Registrant

By:	/s/ Murray D. Martin

Murray D. Martin
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Murray D. Martin	Chairman, President and Chief Executive Officer Director	February 25, 2011

Murray D. Martin

/s/ Michael Monahan	Executive Vice President and Chief Financial Officer	February 25, 2011
(Principal Financial Officer)
Michael Monahan

/s/ Steven J. Green	Vice President–Finance and Chief Accounting	February 25, 2011
Officer (Principal Accounting Officer)
Steven J. Green

/s/ Rodney C. Adkins	Director	February 25, 2011

Rodney C. Adkins

/s/ Linda G. Alvarado	Director	February 25, 2011

Linda G. Alvarado

/s/ Anne M. Busquet	Director	February 25, 2011

Anne M. Busquet

/s/ Anne Sutherland Fuchs	Director	February 25, 2011

Anne Sutherland Fuchs

/s/ Ernie Green	Director	February 25, 2011

Ernie Green

/s/ James H. Keyes	Director	February 25, 2011

James H. Keyes

/s/ Eduardo R. Menascé	Director	February 25, 2011

Eduardo R. Menascé

/s/ Michael I. Roth	Director	February 25, 2011

Michael I. Roth

/s/ David L. Shedlarz	Director	February 25, 2011

David L. Shedlarz

/s/ David B. Snow, Jr.	Director	February 25, 2011

David B. Snow, Jr.

/s/ Robert E. Weissman	Director	February 25, 2011

Robert E. Weissman

PITNEY BOWES INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pitney Bowes Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pitney Bowes Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
February 25, 2011

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years ended December 31,

	2010	2009	2008

Revenue:
Equipment sales	$1,030,416	$1,006,542	$1,252,058
Supplies	318,430	336,239	392,414
Software	382,366	365,185	424,296
Rentals	600,759	647,432	728,160
Financing	637,948	694,444	772,711
Support services	711,519	714,429	768,424
Business services	1,743,816	1,804,900	1,924,242

Total revenue	5,425,254	5,569,171	6,262,305

Costs and expenses:
Cost of equipment sales	476,390	455,976	574,201
Cost of supplies	97,172	93,660	103,870
Cost of software	86,159	82,241	101,357
Cost of rentals	141,465	158,881	153,831
Financing interest expense	88,292	97,586	110,136
Cost of support services	451,609	467,279	536,974
Cost of business services	1,337,236	1,382,401	1,485,703
Selling, general and administrative	1,760,677	1,800,714	1,970,868
Research and development	156,371	182,191	205,620
Restructuring charges and asset impairments	182,274	48,746	200,254
Other interest expense	115,619	111,269	119,207
Interest income	(2,587)	(4,949)	(12,893)

Total costs and expenses	4,890,677	4,875,995	5,549,128

Income from continuing operations before income taxes	534,577	693,176	713,177
Provision for income taxes	205,770	240,154	244,929

Income from continuing operations	328,807	453,022	468,248
Loss from discontinued operations, net of income tax	(18,104)	(8,109)	(27,700)

Net income before attribution of noncontrolling interests	310,703	444,913	440,548
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	18,324	21,468	20,755

Net income	$292,379	$423,445	$419,793

Amounts attributable to common stockholders:
Income from continuing operations	$310,483	$431,554	$447,493
Loss from discontinued operations	(18,104)	(8,109)	(27,700)

Net income	$292,379	$423,445	$419,793

Basic earnings per share attributable to common stockholders (1):
Continuing operations	$1.51	$2.09	$2.15
Discontinued operations	(0.09)	(0.04)	(0.13)

Net income	$1.42	$2.05	$2.01

Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$1.50	$2.08	$2.13
Discontinued operations	(0.09)	(0.04)	(0.13)

Net income	$1.41	$2.04	$2.00

(1)	The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$484,363	$412,737
Short-term investments	30,609	14,682

Accounts receivables, gross	824,015	859,633
Allowance for doubtful accounts receivables	(31,880)	(42,781)

Accounts receivables, net	792,135	816,852

Finance receivables	1,370,305	1,417,708
Allowance for credit losses	(48,709)	(46,790)

Finance receivables, net	1,321,596	1,370,918

Inventories	168,967	156,502
Current income taxes	103,542	101,248
Other current assets and prepayments	107,029	98,297

Total current assets	3,008,241	2,971,236

Property, plant and equipment, net	426,501	514,904
Rental property and equipment, net	300,170	360,207

Finance receivables	1,265,220	1,380,810
Allowance for credit losses	(20,721)	(25,368)

Finance receivables, net	1,244,499	1,355,442

Investment in leveraged leases	251,006	233,359
Goodwill	2,306,793	2,286,904
Intangible assets, net	297,443	316,417
Non-current income taxes	130,601	145,388
Other assets	478,769	387,182

Total assets	$8,444,023	$8,571,039

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,825,261	$1,748,254
Current income taxes	192,924	144,385
Notes payable and current portion of long-term obligations	53,494	226,022
Advance billings	481,900	447,786

Total current liabilities	2,553,579	2,566,447

Deferred taxes on income	261,118	347,402
Tax uncertainties and other income tax liabilities	536,531	525,253
Long-term debt	4,239,248	4,213,640
Other non-current liabilities	653,758	625,079

Total liabilities	8,244,234	8,277,821

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 15)

Stockholders’ deficit:
Cumulative preferred stock, $50 par value, 4% convertible	4	4
Cumulative preference stock, no par value, $2.12 convertible	752	868
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	250,928	256,133
Retained earnings	4,282,316	4,291,393
Accumulated other comprehensive loss	(473,806)	(459,792)
Treasury stock, at cost (119,906,910 and 116,140,084 shares, respectively)	(4,480,113)	(4,415,096)

Total Pitney Bowes Inc. stockholders’ deficit	(96,581)	(3,152)

Total liabilities, noncontrolling interests and stockholders’ deficit	$8,444,023	$8,571,039

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended December 31,

	2010	2009	2008

Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$310,703	$444,913	$440,548

Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charges and asset impairments, net of tax	122,893	31,782	144,211
Restructuring payments	(119,565)	(105,090)	(102,680)
Proceeds (payments) for settlement of derivative instruments	31,774	(20,281)	43,991
Depreciation and amortization	303,653	338,895	379,117
Stock-based compensation	20,111	22,523	26,402
Special pension plan contributions	—	(125,000)	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
(Increase) decrease in accounts receivables	43,204	84,182	(23,690)
(Increase) decrease in finance receivables	180,352	206,823	24,387
(Increase) decrease in inventories	(11,913)	12,187	2,018
(Increase) decrease in prepaid, deferred expense and other assets	(8,658)	(15,036)	6,001
Increase (decrease) in accounts payable and accrued liabilities	28,766	(127,256)	(76,880)
Increase (decrease) in current and non-current income taxes	30,211	85,632	122,480
Increase (decrease) in advance billings	11,430	(2,744)	2,051
Increase (decrease) in other operating capital, net	9,150	(7,462)	21,459

Net cash provided by operating activities	952,111	824,068	1,009,415

Cash flows from investing activities:
Short-term and other investments	(122,464)	(8,362)	35,652
Proceeds from the sale of a facility	12,595	—	—
Capital expenditures	(119,768)	(166,728)	(237,308)
Net investment in external financing	(4,718)	1,456	1,868
Acquisitions, net of cash acquired	(77,537)	—	(67,689)
Reserve account deposits	10,399	1,664	33,359

Net cash used in investing activities	(301,493)	(171,970)	(234,118)

Cash flows from financing activities:
(Decrease) increase in notes payable, net	(170,794)	(389,666)	205,590
Proceeds from long-term obligations	—	297,513	245,582
Principal payments on long-term obligations	—	(150,000)	(576,565)
Proceeds from issuance of common stock	11,423	11,962	20,154
Payments to redeem preferred stock issued by a subsidiary	—	(375,000)	(10,000)
Proceeds from issuance of preferred stock by a subsidiary	—	296,370	—
Stock repurchases	(100,000)	—	(333,231)
Dividends paid to stockholders	(301,456)	(297,555)	(291,611)
Dividends paid to noncontrolling interests	(19,141)	(19,485)	(20,755)

Net cash used in financing activities	(579,968)	(625,861)	(760,836)

Effect of exchange rate changes on cash and cash equivalents	976	9,829	(14,966)

Increase (decrease) in cash and cash equivalents	71,626	36,066	(505)
Cash and cash equivalents at beginning of period	412,737	376,671	377,176

Cash and cash equivalents at end of period	$484,363	$412,737	$376,671

Cash interest paid	$191,880	$195,256	$235,816

Cash income taxes paid, net	$231,550	$197,925	$164,354

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except per share data)

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Comprehensive income (loss)	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock

Balance, December 31, 2007	$7	$1,003	$323,338	$252,185		$4,051,722	$88,656	$(4,155,642)
Tax adjustment (see Note 9)						(14,401)	(2,414)

Adjusted balances						4,037,321	86,242
Net income					$419,793	419,793
Other comprehensive income, net of tax:
Foreign currency translations					(305,452)		(305,452)
Net unrealized loss on derivative instruments, net of tax of ($12.4) million					(18,670)		(18,670)
Net unrealized gain on investment securities, net of tax of $0.4 million					580		580
Net unamortized loss on pension and postretirement plans, net of tax of ($216.1) million					(375,544)		(375,544)
Amortization of pension and postretirement costs, net of tax of $8.6 million					14,089		14,089

Comprehensive loss					$(265,204)

Cash dividends:
Preference						(77)
Common						(291,534)
Issuances of common stock				(11,573)				34,268
Conversions to common stock		(27)		(609)				636
Pre-tax stock-based compensation				26,402
Adjustments to additional paid in capital, tax effect from share-based compensation				(7,099)
Repurchase of common stock								(333,231)

Balance, December 31, 2008	7	976	323,338	259,306		4,165,503	(598,755)	(4,453,969)
Net income					$423,445	423,445
Other comprehensive income, net of tax:
Foreign currency translations					119,820		119,820
Net unrealized gain on derivative instruments, net of tax of $4.9 million					7,214		7,214
Net unrealized loss on investment securities, net of tax of ($0.1) million					(283)		(283)
Net unamortized loss on pension and postretirement plans, net of tax of $8.4 million					(5,116)		(5,116)
Amortization of pension and postretirement costs, net of tax of $10.6 million					17,328		17,328

Comprehensive income					$562,408

Cash dividends:
Preference						(72)
Common						(297,483)
Issuances of common stock				(22,017)				36,419
Conversions to common stock	(3)	(108)		(2,343)				2,454
Pre-tax stock-based compensation				21,761
Adjustments to additional paid in capital, tax effect from share-based compensation				(574)

Balance, December 31, 2009	4	868	323,338	256,133		4,291,393	(459,792)	(4,415,096)
Net income					$292,379	292,379
Other comprehensive income, net of tax:
Foreign currency translations					(15,685)		(15,685)
Net unrealized gain on derivative instruments, net of tax of $0.8 million					1,293		1,293
Net unrealized loss on investment securities, net of tax of $0.5 million					790		790
Net unamortized loss on pension and postretirement plans, net of tax of $(17.2) million					(28,710)		(28,710)
Amortization of pension and postretirement costs, net of tax of $16.0 million					28,298		28,298

Comprehensive income					$278,365

Cash dividends:
Preference						(65)
Common						(301,391)
Issuances of common stock				(24,039)				33,249
Conversions to common stock		(116)		(1,618)				1,734
Pre-tax stock-based compensation				20,452
Adjustments to additional paid in capital, tax effect from share-based compensation
Repurchase of common stock								(100,000)

Balance, December 31, 2010	$4	$752	$323,338	$250,928		$4,282,316	$(473,806)	$(4,480,113)

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

We are a provider of mail processing equipment and integrated mail solutions to organizations of all sizes. We offer a full suite of equipment, supplies, software, services and solutions for managing and integrating physical and digital communication channels. We conduct our business activities in seven reporting segments within two business groups: Small & Medium Business Solutions and Enterprise Business Solutions. See Note 18 for information regarding our reportable segments.

Basis of Presentation and Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Operating results of acquired companies are included in the consolidated financial statements from the date of acquisition. Intercompany transactions and balances have been eliminated..

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses that are reported in the consolidated financial statements and accompanying disclosures, including the disclosure of contingent assets and liabilities. These estimates are based on our best knowledge of current events, historical experience, actions that we may undertake in the future, and on various other assumptions that are believed to be reasonable under the circumstances. These estimates include, but are not limited to, allowance for doubtful accounts and credit losses, inventory obsolescence, residual values of leased assets, useful lives of long-lived assets and intangible assets, impairment of goodwill, allocation of purchase price to tangible and intangible assets acquired in business combinations, warranty obligations, restructuring costs, pensions and other postretirement benefits and loss contingencies. As a result, actual results could differ from those estimates and assumptions.

Cash Equivalents and Investments

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the date of purchase. Short-term investments include highly liquid investments with maturities of greater than three months but less than one year from the reporting date. Investments with maturities greater than one year from the reporting date are recorded as Other assets. Our investments are predominantly classified as available-for-sale.

Accounts Receivable and Allowance for Doubtful Accounts

We estimate our accounts receivable risks and provide allowances for doubtful accounts accordingly. We believe that our credit risk for accounts receivable is limited because of our large number of customers, small account balances for most of our customers and customer geographic and industry diversification. We evaluate the adequacy of the allowance for doubtful accounts based on our historical loss experience, length of time receivables are past due, adverse situations that may affect a customer’s ability to pay and prevailing economic conditions, and make adjustments to our actual aggregate reserve as necessary. This evaluation is inherently subjective and actual results may differ significantly from estimated reserves.

Finance Receivables and Allowance for Credit Losses

Finance receivables are predominantly from the sales of products and are composed of sales-type lease receivables and unsecured revolving loan receivables. We estimate our finance receivables risks and provide allowances for credit losses accordingly. We establish credit approval limits based on the credit quality of the customer and the type of equipment financed. Finance receivables are written-off against the allowance for credit losses after collection efforts are exhausted and we deem the account uncollectible. We believe that our concentration of credit risk for finance receivables is limited because of our large number of customers, small account balances and customer geographic and industry diversification.

Our general policy is to discontinue revenue recognition for lease receivables that are delinquent more than 120 days, and to discontinue revenue recognition on unsecured loan receivables that are delinquent for more than 90 days. We resume revenue recognition when customer payments reduce the account balance aging to 60 days or less past due.

We evaluate the adequacy of the allowance for credit losses based on our historical loss experience, the nature and volume of the portfolios, adverse situations that may affect a customer’s ability to pay and prevailing economic conditions, and make adjustments to

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

our actual aggregate reserve as necessary. This evaluation is inherently subjective and actual results may differ significantly from estimated reserves. See Note 17 for further information.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories, and on the first-in, first-out (FIFO) basis for most non-U.S. inventories.

Fixed Assets and Depreciation

Property, plant and equipment and rental equipment are stated at cost and depreciated principally using the straight-line method over their estimated useful lives. The estimated useful lives of depreciable fixed assets are as follows: buildings, up to 50 years; plant and equipment, three to 15 years; and computer equipment, three to five years. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the estimated useful life or their related lease term.

Fully depreciated assets are retained in fixed assets and accumulated depreciation until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in earnings.

Software Development Costs

We capitalize certain costs of software developed for internal use in accordance with the internal-use software accounting guidance. Capitalized costs include purchased materials and services, payroll and payroll-related costs and interest costs. The cost of internally developed software is amortized on a straight-line basis over its estimated useful life, principally three to 10 years.

Costs incurred for the development of software to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Capitalized software development costs include purchased materials and services, and payroll and payroll-related costs attributable to programmers, software engineers, quality control and field certifiers. Capitalized software development costs are amortized over the product’s estimated useful life, principally three to five years, generally on a straight-line basis. Other assets on our Consolidated Balance Sheets include $19.9 million and $23.2 million of capitalized software development costs at December 31, 2010 and 2009, respectively. The Consolidated Statements of Income include the related amortization expense of $8.0 million, $10.4 million and $6.1 million for the years ended December 31, 2010, 2009, and 2008, respectively. Total software development costs capitalized in 2010 and 2009 were $6.3 million and $9.2 million, respectively.

Research and Development Costs

Research and product development costs are expensed as incurred. These costs primarily include personnel-related costs.

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The fair value of intangible assets is estimated using a cost, market or income approach. Goodwill represents the excess of the purchase price over the estimated fair values of net tangible and intangible assets acquired. Finite-lived intangible assets are amortized over their estimated useful lives, principally three to 15 years, using either the straight-line method or an accelerated attrition method.

Impairment Review for Long-lived Assets

Long-lived assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of the impaired asset is determined using probability weighted expected cash flow estimates, quoted market prices when available and appraisals, as appropriate.

Impairment Review for Goodwill and Intangible Assets

Goodwill is tested annually for impairment, or sooner when circumstances indicate an impairment may exist, at the reporting unit level. A reporting unit is the operating segment, or a business, which is one level below that operating segment. Reporting units are aggregated as a single reporting unit if they have similar economic characteristics. Goodwill is tested for impairment using a two-step

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

approach. In the first step, the fair value of each reporting unit is determined. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination, and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than the carrying value, an impairment loss is recognized for that excess. The fair values of our reporting units are determined based on a combination of various techniques, including the present value of future cash flows, multiples of competitors and multiples from sales of like businesses.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of impaired asset is determined using probability weighted expected cash flow estimates, quoted market prices when available and appraisals as appropriate.

Retirement Plans

Actual pension plan results that differ from our assumptions and estimates are accumulated and amortized over the estimated future working life of the plan participants and will therefore affect future pension expense. Net pension expense includes current service costs, interest costs and returns on plan assets. We also base net pension expense primarily on a market related valuation of plan assets. Under this approach, differences between the actual and expected return on plan assets are recognized over a five-year period. We recognize the overfunded or underfunded status of pension and other postretirement benefit plans on the Consolidated Balance Sheets. Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized in net periodic benefit costs are recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. We use a measurement date of December 31 for all of our retirement plans. See Note 19 for further details.

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

Stock-based Compensation

We measure compensation cost for stock-based awards exchanged for employee service at grant date, based on the estimated fair value of the award, and recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model. See Note 12 for further details.

We record deferred tax assets for awards that will result in deductions on our income tax returns, based on the amount of compensation cost recognized and our statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported in our income tax return are recorded in expense or in capital in excess of par value if the tax deduction exceeds the deferred tax asset or to the extent that previously recognized credits to paid-in-capital are still available if the tax deduction is less than the deferred tax asset.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Sales Revenue

Sales of Equipment

We sell equipment to our customers, as well as to distributors and dealers (re-sellers) throughout the world. We recognize revenue from these sales upon the transfer of title, which is generally upon shipment. We recognize revenue from the sale of equipment under sales-type leases as equipment revenue at the inception of the lease. We do not typically offer any rights of return or stock balancing rights. Our sales revenue from customized equipment, mail creation equipment and shipping products is generally recognized when installed.

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

Sales of Supplies

Revenue related to supplies is recognized at the point of title transfer, which is generally upon shipment.

Standalone Software Sales and Integration Services

In accordance with software revenue accounting guidance, we recognize revenue from standalone software licenses upon delivery of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. For software licenses that are included in a lease contract, we recognize revenue upon shipment of the software unless the lease contract specifies that the license expires at the end of the lease or the price of the software is deemed not fixed or determinable based on historical evidence of similar software leases. In these instances, revenue is recognized on a straight-line basis over the term of the lease contract. We recognize revenue from software requiring integration services at the point of customer acceptance. We recognize revenue related to off-the-shelf perpetual software licenses upon transfer of title, which is generally upon shipment.

Rentals Revenue

We rent equipment to our customers, primarily postage meters and mailing equipment, under short-term rental agreements, generally for periods of three months to five years. Rental revenue includes revenue from the subscription for digital meter services. We invoice in advance for postage meter rentals. We defer the billed revenue and include it initially in advance billings. Rental revenue is recognized on a straight-line basis over the term of the rental agreement. We defer certain initial direct costs incurred in consummating a transaction and amortize these costs over the term of the agreement. The initial direct costs are primarily personnel-related costs. Rental property and equipment, net on our Consolidated Balance Sheets include $36.7 million and $45.2 million of these deferred costs at December 31, 2010 and 2009, respectively. The Consolidated Statements of Income include the related amortization expense of $26.6 million, $25.1 million and $27.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Financing Revenue

We provide financing to our customers for the purchase of our products. Equipment sales are financed primarily through sales-type leases. We also provide revolving lines of credit to our customers for the purchase of postage and related supplies. Financing revenue includes interest which is earned over the term of the lease or loan and related fees which are recognized as services are provided. When a sales-type lease is consummated, we record the finance receivable, unearned income and estimated residual value of the leased equipment. Residual values are estimated based upon the average expected proceeds to be received at the end of the lease term. We evaluate recorded residual values at least on an annual basis or as circumstances warrant. A reduction in estimated residual values could result in an impairment charge as well as a reduction in future financing income. Unearned income represents the excess of the finance receivable plus the estimated residual value over the sales price of the equipment. We recognize unearned income as financing revenue using the interest method over the lease term.

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

Product Warranties

We provide product warranties in conjunction with the sale of certain products, generally for a period of 90 days from the date of installation. We estimate our liability for product warranties based on historical claims experience and other currently available evidence. Our product warranty liability at December 31, 2010 and 2009 was not material.

Deferred Marketing Costs

We capitalize certain direct mail, telemarketing, Internet, and retail marketing costs, associated with the acquisition of new customers. These costs are amortized over the expected revenue stream ranging from five to nine years. We review individual marketing programs for impairment on a periodic basis or as circumstances warrant. Other assets on the Consolidated Balance Sheets include deferred marketing costs of $106.3 million and $119.5 million at December 31, 2010 and 2009, respectively. The Consolidated Statements of Income include the related amortization expense of $38.5 million, $43.5 million and $43.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Restructuring Charges

Costs associated with exit or disposal activities and restructurings are recognized when the liability is incurred. The cost and related liability for one-time benefit arrangements is recognized when the costs are probable and reasonably estimable. See Note 14 to the Consolidated Financial Statements.

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

Translation of Non-U.S. Currency Amounts

Assets and liabilities of subsidiaries operating outside the U.S. are translated at rates in effect at the end of the period and revenue and expenses are translated at average monthly rates during the period. Net deferred translation gains and losses are included in accumulated other comprehensive loss in stockholders’ deficit in the Consolidated Balance Sheets.

Derivative Instruments

In the normal course of business, we are exposed to the impact of changes in interest rates and foreign currency exchange rates. We limit these risks by following established risk management policies and procedures, including the use of derivatives.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

We use derivative instruments to manage the related cost of debt and to limit the effects of foreign exchange rate fluctuations on financial results. Derivative instruments typically consist of forward contracts, interest-rate swaps, and currency swaps depending upon the underlying exposure. We do not use derivatives for trading or speculative purposes. We record our derivative instruments at fair value, and the accounting for changes in the fair value of the derivatives depends on the intended use of the derivative, the resulting designation, and the effectiveness of the instrument in offsetting the risk exposure it is designed to hedge.

To qualify as a hedge, a derivative must be highly effective in offsetting the risk designated for hedging purposes. The hedge relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge. The effectiveness of the hedge relationship is evaluated on a retrospective and prospective basis.

The use of derivative instruments exposes us to counterparty credit risk. To mitigate such risks, we enter into contracts with only those financial institutions that meet stringent credit requirements as set forth in our derivative policy. We regularly review our credit exposure balances as well as the creditworthiness of our counterparties. See Note 13 for additional disclosures on derivative instruments.

New Accounting Pronouncements

In 2010, we adopted guidance that increases disclosures regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. The guidance also requires an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. The adoption of this guidance resulted in additional disclosures (see Note 17) but did not have an impact on our consolidated financial statements.

In September 2009, new guidance was introduced addressing the accounting for revenue arrangements with multiple elements and certain revenue arrangements that include software. The guidance allows companies to allocate consideration in a multiple element arrangement in a way that better reflects the economics of the transaction and eliminates the residual method. In addition, tangible products that have software components that are “essential to the functionality” of the tangible product will be scoped out of the software revenue guidance. The new guidance will also result in more expansive disclosures. The new guidance became effective on January 1, 2011 and is not expected to have a material impact on our financial position, results of operations or cash flows.

2. Discontinued Operations

The following table shows selected financial information included in discontinued operations for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Pre-tax income	$754	$20,624	$—
Tax provision	(18,858)	(28,733)	(27,700)

Loss from discontinued operations, net of tax	$(18,104)	$(8,109)	$(27,700)

The net loss in 2010 primarily relates to the accrual of interest on uncertain tax positions and additional tax associated with the discontinued operations. The net loss in 2009 includes $9.8 million of pre-tax income ($6.0 million net of tax) for a bankruptcy settlement and $10.9 million of pre-tax income ($6.7 million net of tax) related to the expiration of an indemnity agreement associated with the sale of a former subsidiary. This income was more than offset by the accrual of interest on uncertain tax positions. The net loss in 2008 includes an accrual of tax and interest on uncertain tax positions.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

3. Acquisitions

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

Purchase price allocation:
Current assets	$7,919
Other non-current assets	2,352
Intangible assets	31,332
Goodwill	47,354
Current liabilities	(13,014)
Non-current liabilities	(10,793)

Purchase price, net of cash acquired	$65,150

Intangible assets:
Customer relationships	$18,744
Software and technology	11,497
Trademarks and trade names	1,091

Total intangible assets	$31,332

Intangible assets amortization period:
Customer relationships	10 years
Software and technology	6 years
Trademarks and trade names	6 years

Total weighted average	8 years

During 2010, we also completed smaller acquisitions for aggregate cash payments of $12.3 million. These acquisitions did not have a material impact on our financial results.

The Consolidated Financial Statements include the results of operations of the acquired businesses from their respective dates of acquisition. Assuming these acquisitions occurred on January 1, 2010 and 2009, total pro forma revenue would have been $5,452 million and $5,620 million for 2010 and 2009, respectively. The pro forma earnings results of these acquisitions were not material to net income or earnings per share. The pro forma consolidated amounts do not purport to be indicative of actual results that would have occurred had the acquisitions been completed on January 1, 2010 and 2009, nor do they purport to be indicative of the results that will be obtained in the future.

There were no acquisitions during 2009.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

4. Inventories

Inventories at December 31, 2010 and 2009 consisted of the following:

	December 31,

	2010	2009

Raw materials and work in process	$46,664	$36,331
Supplies and service parts	63,991	69,506
Finished products	58,312	50,665

Total	$168,967	$156,502

If all inventories valued at LIFO had been stated at current costs, inventories would have been $26.3 million and $25.8 million higher than reported at December 31, 2010 and 2009, respectively.

5. Fixed Assets

Fixed assets at December 31, 2010 and 2009 consist of property, plant and equipment and rental equipment, primarily postage meters, as follows:

	December 31,

	2010	2009

Land	$26,710	$32,517
Buildings	361,463	391,627
Machinery and equipment	1,352,295	1,404,023

	1,740,468	1,828,167
Accumulated depreciation	(1,313,967)	(1,313,263)

Property, plant and equipment, net	$426,501	$514,904

Rental property and equipment	$618,839	$728,537
Accumulated depreciation	(318,669)	(368,330)

Rental property and equipment, net	$300,170	$360,207

Depreciation expense was $242.9 million, $269.8 million and $306.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. Rental equipment is primarily comprised of postage meters. In 2010, we recorded asset impairment charges of $9.8 million associated with a restructuring program and included these charges in restructuring charges and asset impairments in the Consolidated Statements of Income. See Note 14 for further details.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

6. Intangible Assets and Goodwill

The components of our purchased intangible assets are as follows:

	December 31, 2010			December 31, 2009

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$453,523	$(229,143)	$224,380	$428,888	$(197,497)	$231,391
Supplier relationships	29,000	(16,192)	12,808	29,000	(13,292)	15,708
Mailing software and technology	172,188	(118,390)	53,798	164,211	(103,388)	60,823
Trademarks and trade names	36,322	(30,224)	6,098	35,855	(27,898)	7,957
Non-compete agreements	7,845	(7,486)	359	7,753	(7,215)	538

	$698,878	$(401,435)	$297,443	$665,707	$(349,290)	$316,417

Amortization expense for intangible assets was $60.8 million, $69.1 million and $72.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The future amortization expense related to intangible assets as of December 31, 2010 is as follows:

Year ended December 31,	Amount

2011	$58,865
2012	50,983
2013	47,343
2014	42,191
2015	35,044
Thereafter	63,017

$297,443

Actual amortization expense may differ from the amounts above due to, among other things, future acquisitions, impairments of intangible assets, accelerated amortization and changes in foreign currency exchange rates.

In 2010, we recorded impairment charges of $4.7 million and included these charges in restructuring charges and asset impairments in the Consolidated Statements of Income. See Note 14 for further details.

Intangible assets acquired during 2010 are shown in the table below. There were no additions in 2009.

	December 31, 2010

	Amount	Weighted Average Life (in years)

Customer relationships	$36,763	11
Mailing software and technology	13,954	6
Trademarks and trade names	1,125	6
Non-compete agreements	110	5

	$51,952	10

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The changes in the carrying amount of goodwill, by reporting segment, for the years ended December 31, 2010 and 2009 are as follows:

	Balance at December 31, 2009 (1)	Acquired during the period	Other (2)	Balance at December 31, 2010

U.S. Mailing	$217,459	$—	$(887)	$216,572
International Mailing	342,549	—	(14,528)	328,021

Small & Medium Business Solutions	560,008	—	(15,415)	544,593

Production Mail	138,474	—	(2,143)	136,331
Software	633,938	47,354	(3,191)	678,101
Management Services	500,055	—	(5,622)	494,433
Mail Services	259,632	—	(530)	259,102
Marketing Services	194,797	—	(564)	194,233

Enterprise Business Solutions	1,726,896	47,354	(12,050)	1,762,200

Total	$2,286,904	$47,354	$(27,465)	$2,306,793

	Balance at December 31, 2008 (1)	Acquired during the period	Other (2)	Balance at December 31, 2009

U.S. Mailing	$220,207	$—	$(2,748)	$217,459
International Mailing	322,230	—	20,319	342,549

Small & Medium Business Solutions	542,437	—	17,571	560,008

Production Mail	138,175	—	299	138,474
Software	623,995	—	9,943	633,938
Management Services	491,633	—	8,422	500,055
Mail Services	260,793	—	(1,161)	259,632
Marketing Services	194,797	—	—	194,797

Enterprise Business Solutions	1,709,393	—	17,503	1,726,896

Total	$2,251,830	$—	$35,074	$2,286,904

(1)	Prior year amounts have been reclassified to conform to the current year presentation.

(2)	“Other” primarily includes foreign currency translation adjustments.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

7. Current Liabilities

Accounts payable, accrued liabilities, notes payable and current portion of long-term obligations are composed of the following:

	December 31,

	2010	2009

Accounts payable - trade	$333,220	$308,505
Reserve account deposits	567,620	557,221
Accrued salaries, wages and commissions	246,237	244,170
Accrued restructuring charges	113,200	88,626
Miscellaneous accounts payable and accrued liabilities	564,984	549,732

Accounts payable and accrued liabilities	$1,825,261	$1,748,254

Notes payable	$50,000	$220,794
Current portion of long-term obligations	3,494	5,228

Notes payable & current portion of long-term obligations	$53,494	$226,022

Reserve account deposits represent customers’ prepayment of postage held by our subsidiary, Pitney Bowes Bank. See Note 17 for further details.

Notes payable at December 31, 2010 and 2009 consists of commercial paper issuances. The weighted average interest rates for notes payable were 0.32% and 0.09% at December 31, 2010 and 2009, respectively.

We had unused credit facilities of $1.25 billion at December 31, 2010, primarily to support commercial paper issuances. Fees paid to maintain lines of credit were $1.6 million, $0.8 million and $0.8 million in 2010, 2009 and 2008, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

8. Long-term Debt

	December 31,

	2010	2009

Term loan due 2012	$150,000	$150,000
4.625% notes due 2012 (1)	400,000	400,000
3.875% notes due 2013	375,000	375,000
4.875% notes due 2014	450,000	450,000
5.00% notes due 2015	400,000	400,000
4.75% notes due 2016	500,000	500,000
5.75% notes due 2017	500,000	500,000
4.75% notes due 2018 (2)	350,000	350,000
5.60% notes due 2018 (3)	250,000	250,000
6.25% notes due 2019 (4)	300,000	300,000
5.25% notes due 2037	500,000	500,000

Basis adjustment - Fair value hedges	76,022	52,788
Other	(11,774)	(14,148)

Total long-term debt	$4,239,248	$4,213,640

Interest under the Term Loan is based on three month LIBOR plus 42 basis points. Interest is payable and the interest rate resets every three months.

(1)

We have entered into interest rate swap agreements with an aggregate notional value of $400 million that effectively convert fixed rate interest payments on the $400 million, 4.625% notes due in 2012, into variable interest rates. We pay a weighted-average variable rate based on one-month LIBOR plus 249 basis points and receive a fixed rate of 4.625%. The weighted average rate paid during 2010 and 2009 was 2.8% and 4.3%, respectively.

(2)

In 2008, we unwound an interest rate swap that effectively converted the fixed rate interest payments on the $350 million, 4.75% notes due in 2018, into variable interest rates and received $44 million, excluding accrued interest. This amount is being amortized as a reduction of interest expense over the remaining term of the notes, which reduces the effective interest rate on these notes to 3.2%.

(3)

In August 2010, we unwound two interest rate swaps with an aggregate notional amount of $250 million that were entered into in March 2008. These interest rate swaps effectively converted the fixed rate interest payments on the $250 million, 5.6% notes due in 2018, into variable interest rates. In connection with unwinding these interest rate swaps, we received $31.8 million, excluding accrued interest. The transaction was not undertaken for liquidity purposes, but rather to fix our effective interest rate at 3.7% for the remaining term of the notes as the amount received will be recognized as a reduction in interest expense over the remaining term of the notes.

(4)

In 2009, we issued $300 million, 6.25% 10-year fixed rate notes and simultaneously unwound four forward starting swap agreements (forward swaps) used to hedge the interest rate risk associated with the forecasted issuance of this fixed-rate debt. In connection with the unwind of these swaps, we paid $20.3 million, which was recorded to other comprehensive income. This amount is being amortized as additional interest expense over the term of the notes, which increases the effective interest rate on these notes to 6.9%.

The basis adjustment of fair value hedges represents the unamortized net proceeds received from unwinding of interest rate swaps which is being amortized to interest expense over the remaining term of the respective notes and the mark to market adjustment of our interest rate swaps (fair value hedges – See Note 13). Other consists primarily of debt discounts and premiums.

We are a Well-Known Seasoned Issuer with the SEC which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Annual maturities of outstanding long-term debt at December 31, 2010 are as follows: 2011 – $0 million; 2012 – $550 million; 2013 – $375 million; 2014 – $450 million; 2015 – $400 million; and $2,400 million thereafter.

9. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Years ended December 31,

	2010	2009	2008

U.S. Federal:
Current	$170,175	$188,272	$85,231
Deferred	(24,632)	18,979	81,936

	145,543	207,251	167,167

U.S. State and Local:
Current	26,523	30,981	17,058
Deferred	(17,518)	(13,067)	13,434

	9,005	17,914	30,492

International:
Current	43,459	31,848	39,974
Deferred	7,763	(16,859)	7,296

	51,222	14,989	47,270

Total Current	240,157	251,101	142,263
Total Deferred	(34,387)	(10,947)	102,666

Total provision for income taxes	$205,770	$240,154	$244,929

The components of income from continuing operations are as follows:

	Years ended December 31,

	2010	2009	2008

U.S.	$390,911	$552,636	$573,066
International	143,666	140,540	140,111

Total	$534,577	$693,176	$713,177

The effective tax rate for continuing operations for 2010, 2009 and 2008 was 38.5%, 34.6% and 34.3%, respectively. The effective tax rate for 2010 includes $16 million of tax benefits associated with previously unrecognized deferred taxes on outside basis differences, a $15 million charge for the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees and a $9 million charge for the write-off of deferred tax assets related to the U.S. health care reform legislation that eliminated the tax deduction for retiree health care costs to the extent of federal subsidies received by companies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage.

The effective rate for 2009 included a charge of $13 million for the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock, offset by $13 million of tax benefits from retirement of inter-company obligations and the repricing of leveraged lease transactions. The effective tax rate for 2008 included $12 million of tax increases related to the low tax benefit associated with restructuring expenses recorded during 2008, offset by adjustments of $10 million related to deferred tax assets associated with certain U.S. leasing transactions.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The items accounting for the difference between income taxes computed at the federal statutory rate and our provision for income taxes consist of the following:

	2010	2009	2008

Federal statutory provision	$187,103	$242,612	$249,612
State and local income taxes	5,853	11,109	19,820
Impact of foreign operations	13,938	(18,037)	1,955
Tax exempt income/reimbursement	(2,352)	(2,748)	(5,404)
Federal income tax credits/incentives	(7,580)	(4,792)	(15,118)
Unrealized stock compensation benefits	15,149	12,852	—
Certain leasing transactions	—	—	(9,550)
U.S. health care reform tax change	9,070	—	—
Outside basis differences	(15,798)	—	—
Other, net	387	(842)	3,614

Provision for income taxes	$205,770	$240,154	$244,929

The components of our deferred tax liabilities and assets are as follows:

	December 31,

	2010	2009

Deferred tax liabilities:
Depreciation	$49,351	$67,639
Deferred profit (for tax purposes) on sales to finance subsidiaries	229,364	287,928
Lease revenue and related depreciation	480,611	443,855
Amortizable intangibles	117,207	115,793
Other	43,813	46,144

Deferred tax liabilities	920,346	961,359

Deferred tax (assets):
Nonpension postretirement benefits	(104,847)	(119,420)
Pension	(127,042)	(127,046)
Inventory and equipment capitalization	(28,546)	(29,595)
Restructuring charges	(22,348)	(9,619)
Long-term incentives	(39,781)	(50,666)
Net operating loss and tax credit carry forwards	(153,754)	(151,094)
Tax uncertainties gross-up	(144,672)	(133,293)
Other	(116,834)	(101,994)
Valuation allowance	104,441	95,990

Deferred tax (assets)	(633,383)	(626,737)

Net deferred taxes	286,963	334,622
Amounts included in other balance sheet tax accounts	(25,846)	12,780

Deferred taxes on income	$261,117	$347,402

As of December 31, 2010 and 2009, approximately $266 million and $285 million, respectively, of foreign net operating loss carry forwards were available to us. Most of these losses can be carried forward indefinitely.

It has not been necessary to provide for income taxes on $850 million of cumulative undistributed earnings of subsidiaries outside the U.S. These earnings will be either indefinitely reinvested or remitted substantially free of additional tax. Determination of the

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

liability that would result in the event all of these earnings were remitted to the U.S. is not practicable. It is estimated, however, that withholding taxes on such remittances would approximate $15 million.

Uncertain Tax Positions

A reconciliation of the amount of unrecognized tax benefits at December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Balance at beginning of year	$515,565	$434,164	$398,878
Increases from prior period positions	17,775	65,540	21,623
Decreases from prior period positions	(27,669)	(7,741)	(8,899)
Increases from current period positions	43,804	42,696	33,028
Decreases from current period positions	(8,689)	—	—
Decreases relating to settlements with tax authorities	(1,434)	(3,173)	(7,426)
Reductions as a result of a lapse of the applicable statute of limitations	(7,562)	(15,921)	(3,040)

Balance at end of year	$531,790	$515,565	$434,164

The amount of the unrecognized tax benefits at December 31, 2010, 2009 and 2008 that would affect the effective tax rate if recognized was $434 million, $411 million and $371 million, respectively.

Tax authorities continually examine our tax filings. On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to one-third of our unrecognized tax benefits. Any such change will likely be arising from the completion of tax return examinations, including the resolution of certain issues related to our former Capital Services third party leasing business. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes or discontinued operations as appropriate. During the years ended December 31, 2010, 2009 and 2008, we recorded $9 million, $23 million and $26 million, respectively, in interest and penalties primarily in discontinued operations. We had $202 million and $186 million accrued for the payment of interest and penalties at December 31, 2010 and 2009, respectively.

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

We are continually under examination by tax authorities in the United States, other countries and local jurisdictions in which we have operations. The years under examination vary by jurisdiction. The current IRS exam of tax years 2001-2004 is estimated to be completed within the next year and the examination of years 2005-2008 within the next two years. In connection with the 2001-2004 exam, we have received notices of proposed adjustments to our filed returns and the IRS has withdrawn a civil summons to provide certain Company workpapers. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. A variety of post-2000 tax years remain subject to examination by other tax authorities, including the U.K., Canada, France, Germany and various U.S. states. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flows.

During 2010, an analysis of prior year non-U.S. income tax returns indicated that lease rental income associated with certain leveraged lease transactions was not properly captured. As a result, the 2010 tax provision includes additional tax expense of $3.3 million for

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

the periods 2007 through 2009. A $14.4 million adjustment was also made to opening retained earnings to establish the related tax liabilities for earlier years. The impact of the adjustments was not material to any previously reported period.

At December 31, 2010, our current tax accounts included a $36 million tax receivable for uncertain tax positions, which was received in February 2011.

10. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)

Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary, had 3,750,000 shares outstanding or $375 million of variable term voting preferred stock owned by certain outside institutional investors. These preferred shares were entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, was owned directly or indirectly by the Company. The preferred stock was entitled to cumulative dividends at rates set at auction. The weighted average dividend rate was 4.8% during 2009 and 2008. During the fourth quarter, PBIH redeemed all of the outstanding variable term voting preferred stock, which was funded by the combined proceeds from the issuance of the Preferred Stock (see below), cash flows from operations and commercial paper.

In 2009, PBIH issued 300,000 shares, or $300 million, of perpetual voting preferred stock (the Preferred Stock) to certain outside institutional investors. The holders of the Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the Company. The Preferred Stock is entitled to cumulative dividends at a rate of 6.125% for a period of seven years after which it becomes callable and, if it remains outstanding, will yield a dividend that increases by 150% every six months thereafter.

Preferred dividends are included in Preferred stock dividends of subsidiaries attributable to noncontrolling interests in the Consolidated Statements of Income. No dividends were in arrears at December 31, 2010 or December 31, 2009.

Activity in the noncontrolling interests account for the years ended December 31, 2009 and 2010 is below.

Beginning balance January 1, 2009	$374,165
Share issuances, net of issuance costs of $3.6 million	296,370
Share redemptions	(374,165)

Ending balance at December 31, 2009	296,370
Share issuances	—
Share redemptions	—

Ending balance at December 31, 2010	$296,370

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

11. Stockholders’ Deficit

At December 31, 2010, 480,000,000 shares of common stock, 600,000 shares of cumulative preferred stock, and 5,000,000 shares of preference stock were authorized. The following table summarizes the preferred, preference and common stock, net of treasury shares, outstanding.

			Common Stock

	Preferred Stock	Preference Stock	Issued	Treasury	Outstanding

Balance, December 31, 2007	135	37,069	323,337,912	(108,822,953)	214,514,959
Repurchase of common stock	—	—	—	(9,246,535)
Issuances of common stock	—	—	—	896,030
Conversions to common stock	—	(1,013)	—	16,739

Balance, December 31, 2008	135	36,056	323,337,912	(117,156,719)	206,181,193

Repurchase of common stock	—	—	—	—
Issuances of common stock	—	—	—	949,689
Conversions to common stock	(50)	(3,977)	—	66,946

Balance, December 31, 2009	85	32,079	323,337,912	(116,140,084)	207,197,828

Repurchase of common stock	—	—	—	(4,687,304)
Issuances of common stock	—	—	—	876,794
Conversions to common stock	—	(4,296)	—	43,684

Balance, December 31, 2010	85	27,783	323,337,912	(119,906,910)	203,431,002

Unissued and unreserved shares at December 31, 2010	599,915	4,972,217	116,473,634

At December 31, 2010, preferred stock (4% preferred stock) outstanding was entitled to cumulative dividends at a rate of $2 per year. The preferred stock is redeemable at our option, in whole or in part at any time, at a price of $50 per share, plus dividends accrued to the redemption date. Each share of the 4% preferred stock can be converted into 24.24 shares of common stock, subject to adjustment in certain events.

At December 31, 2010, preference stock ($2.12 preference stock) was entitled to cumulative dividends at a rate of $2.12 per year. The preference stock is redeemable at our option at the rate of $28 per share. Each share of the $2.12 preference stock can be converted into 16.53 shares of common stock, subject to adjustment in certain events.

The Board of Directors will determine the dividend rate, terms of redemption, terms of conversion (if any) and other pertinent features of future issuances of preferred stock or preference stock.

Cash dividends paid on common stock were $1.46 per share, $1.44 per share and $1.40 per share for 2010, 2009, and 2008, respectively.

At December 31, 2010, 2,060 shares of common stock were reserved for issuance upon conversion of the 4% preferred stock and 459,253 shares of common stock were reserved for issuance upon conversion of the $2.12 preference stock. In addition, 39,727,141 shares of common stock were reserved for issuance under our dividend reinvestment and other corporate plans.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follow:

	2010	2009	2008

Foreign currency translation adjustments	$137,521	$153,206	$33,386
Net unrealized loss on derivatives	(10,445)	(11,738)	(18,952)
Net unrealized gain on investment securities	1,439	649	932
Amortization of pension and postretirement costs	81,887	53,589	36,261
Net unamortized loss on pension and postretirement plans	(684,208)	(655,498)	(650,382)

Accumulated other comprehensive loss	$(473,806)	$(459,792)	$(598,755)

12. Stock Plans

Stock-based compensation expense was as follows:

	Years ended December 31,

	2010	2009	2008

Stock options	$5,371	$6,649	$11,851
Restricted stock units	15,081	14,888	11,168
Employee stock purchase plans	—	224	3,383

Pre-tax stock-based compensation	$20,452	$21,761	$26,402

The following table shows stock-based compensation expense as included in the Consolidated Statements of Income:

	Years ended December 31,

	2010	2009	2008

Cost of equipment sales	$1,397	$1,486	$1,802
Cost of support services	602	640	777
Cost of business services	831	884	1,073
Selling, general and administrative	16,936	18,020	21,862
Research and development	686	731	888

Pre-tax stock-based compensation	20,452	21,761	26,402
Income tax	(7,265)	(7,458)	(9,109)

Stock-based compensation expense, net	$13,187	$14,303	$17,293

Basic earnings per share impact	$0.06	$0.07	$0.08

Diluted earnings per share impact	$0.06	$0.07	$0.08

At December 31, 2010, $3.3 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 0.4 years and $19.6 million of unrecognized compensation cost related to non-vested restricted stock units is expected to be recognized over a weighted average period of 0.7 years.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Stock Plans

Long-term incentive awards are provided to employees under the terms of our plans. The Executive Compensation Committee of the Board of Directors administers these plans. Awards granted under these plans may include stock options, restricted stock units, other stock-based awards, cash or any combination thereof. We settle employee stock compensation awards with treasury shares. Our stock-based compensation awards require a minimum requisite service period of one year for retirement eligible employees to vest. At December 31, 2010, there were 17,458,044 shares available for future grants of stock options and restricted stock units under our stock plans.

Stock Options

Under our stock option plan, certain officers and employees are granted options at prices equal to the market value of our common shares at the date of grant. Options granted from 2005 through 2008 generally become exercisable in four equal installments during the first four years following their grant and expire ten years from the date of grant. Options granted on or after 2009 generally become exercisable in three equal installments during the first three years following their grant and expire ten years from the date of grant.

The following tables summarize information about stock option activity during 2010:

	Shares	Per share weighted average exercise price

Options outstanding at December 31, 2009	17,580,079	$38.59
Granted	1,714,731	$22.09
Exercised	—	—
Cancelled	(4,350,018)	$37.34
Forfeited	(438,270)	$26.58

Options outstanding at December 31, 2010	14,506,522	$37.38

Options exercisable at December 31, 2010	10,986,577	$40.35

The weighted-average remaining contractual life of options outstanding and options exercisable at December 31, 2010 was 4.9 years and 3.8 years, respectively. The options exercisable at December 31, 2010 had no intrinsic value. No options were exercised during 2010 and 2009. The total intrinsic value of options exercised during 2008 was $1.1 million.

We granted 1,638,709 and 2,126,310 options in 2009 and 2008, respectively. The weighted average exercise price of the options granted was $24.75 and $36.74 in 2009 and 2008, respectively. The weighted average remaining contractual life of the options outstanding and options exercisable at December 31, 2009 was 4.3 years and 3.2 years, respectively. The total options outstanding and exercisable at December 31, 2009 had no intrinsic value.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

Options Outstanding

Range of per share exercise prices	Number	Per share weighted average exercise price	Weighted average remaining contractual life

$22.09 - $30.99	2,872,713	$23.33	8.5 years
$31.00 - $36.99	3,743,413	$34.64	4.1 years
$37.00 - $42.99	4,265,081	$41.13	3.2 years
$43.00 - $48.03	3,625,315	$46.92	4.7 years

	14,506,522	$37.38	4.9 years

Options Outstanding

Range of per share exercise prices	Number	Per share weighted average exercise price

$22.09 - $30.99	453,899	$24.76
$31.00 - $36.99	2,892,499	$33.99
$37.00 - $42.99	4,265,081	$41.13
$43.00 - $48.03	3,375,098	$46.90

	10,986,577	$40.35

We estimate the fair value of stock options using a Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the volatility of our stock, the risk-free interest rate and our dividend yield. Our estimates of stock volatility are based on historical price changes of our stock. The risk-free interest rate is based on U.S. treasuries with a term equal to the expected option term. The expected life, or holding period, of the award is based on historical experience.

We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of our stock option grants. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value.

The fair value of stock options granted and related assumptions are as follows:

	Years ended December 31,

	2010	2009	2008

Expected dividend yield	6.1%	4.5%	3.0%
Expected stock price volatility	25.6%	21.4%	12.3%
Risk-free interest rate	3.2%	2.4%	2.7%
Expected life – years	7.3	7.5	5.0
Weighted-average fair value per option granted	$2.82	$3.04	$3.22

Restricted Stock Awards and Restricted Stock Units

Our stock plan permits the issuance of restricted stock awards and restricted stock units. Restricted stock awards are subject to one or more restrictions, which may include continued employment over a specified period or the attainment of specified financial performance goals. Where a restricted stock award is subject to attainment of financial performance goals and subsequent tenure, if the performance objectives are achieved, the restrictions would be released, in total or in part, only if the executive is still employed by us at the end of the service period. Where the sole restriction of a restricted stock award is continued employment over a specified

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

period, such period may not be less than three years. The compensation expense for each award is recognized over the service period. We did not issue any shares for restricted stock awards during 2010 and 2009 and issued 10,000 restricted stock awards in 2008.

Restricted stock units are granted to employees and entitle the holder to shares of common stock as the units vest, typically over a four year service period. The fair value of the units is determined on the grant date based on our stock price at that date. The following table summarizes information about restricted stock units during 2010:

	Units / Shares	Weighted average grant date fair value

Restricted stock units outstanding at December 31, 2009	1,341,729	$30.55
Granted	923,676	$22.09
Vested	(430,340)	$33.17
Forfeited	(197,823)	$26.77

Restricted stock units outstanding at December 31, 2010	1,637,242	$25.55

We granted 867,129 shares and 512,415 shares of restricted stock units in 2009 and 2008, respectively. The weighted average grant price was $24.39 and $36.91 for 2009 and 2008, respectively. The intrinsic value of the outstanding restricted stock units at December 31, 2010 was $39.6 million, with a weighted average remaining term of 2.5 years. The total intrinsic value of restricted stock units converted during 2010, 2009 and 2008 was $8.8 million, $5.2 million and $4.2 million, respectively.

Employee Stock Purchase Plans (ESPP)

Substantially all U.S. and Canadian employees can purchase shares of our common stock at an offering price of 95% of the average price of our common stock on the New York Stock Exchange on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. We may grant rights to purchase up to 5,367,461 common shares under the ESPP. We granted rights to purchase 318,556 shares, 540,660 shares and 437,350 shares in 2010, 2009 and 2008, respectively.

Directors’ Stock Plan

Under this plan, each non-employee director is granted 2,200 shares of restricted common stock annually. We granted 26,400 shares to non-employee directors in 2010, 2009 and 2008. Compensation expense, net of taxes, was $0.4 million, $0.4 million and $0.6 million for 2010, 2009 and 2008, respectively. The shares carry full voting and dividend rights but, except as provided herein, may not be transferred or alienated until the later of (1) termination of service as a director, or, if earlier, the date of a change of control, or (2) the expiration of the six-month period following the grant of such shares. If a director terminates service as a director prior to the expiration of the six-month period following a grant of restricted stock, that award will be forfeited. The Directors’ Stock Plan permits certain limited dispositions of restricted common stock to family members, family trusts or partnerships, as well as donations to charity after the expiration of the six-month holding period, provided the director retains a minimum of 7,500 shares of restricted common stock.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

13. Fair Value Measurements and Derivative Instruments

We measure certain financial assets and liabilities at fair value on a recurring basis. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. An entity is required to classify certain assets and liabilities measured at fair value based on the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2010 and December 31, 2009, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	Recurring Fair Value Measurements at December 31, 2010

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds / commercial paper	$281,865	$1,531	$—	$283,396
Equity securities	—	23,410	—	23,410
Debt securities - U.S. and foreign governments, agencies, and municipalities	74,425	30,725	—	105,150
Corporate notes and bonds	—	22,262	—	22,262
Asset-backed securities	—	1,490	—	1,490
Mortgage-backed securities	—	104,989	—	104,989
Derivatives
Interest rate swaps	—	10,280	—	10,280
Foreign exchange contracts	—	2,887	—	2,887

Total assets	$356,290	$197,574	$—	$553,864

Liabilities:
Derivatives
Foreign exchange contracts	$—	$6,907	$—	$6,907

Total liabilities	$—	$6,907	$—	$6,907

	Recurring Fair Value Measurements at December 31, 2009

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds / commercial paper	$225,581	$—	$—	$225,581
Equity securities	—	21,027	—	21,027
Debt securities - U.S. and foreign governments, agencies, and municipalities	53,173	28,754	—	81,927
Corporate notes and bonds	—	13,305	—	13,305
Asset-backed securities	—	296	—	296
Mortgage-backed securities	—	19,708	—	19,708
Derivatives
Interest rate swaps		13,284		13,284
Foreign exchange contracts	—	2,390	—	2,390

Total assets	$278,754	$98,764	$—	$377,518

Liabilities:
Derivatives
Foreign exchange contracts	$—	$3,050	$—	$3,050

Total liabilities	$—	$3,050	$—	$3,050

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

     •     Equity Securities: Equity securities are comprised of mutual funds investing in U.S. and foreign common stock. These mutual funds are not separately listed on an exchange and are valued based on quoted market prices of similar securities. Accordingly, these securities are classified as Level 2.

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

Investment securities include investments by The Pitney Bowes Bank (PBB). PBB is a wholly-owned subsidiary and a Utah-chartered Industrial Loan Company (ILC). The bank’s investments at December 31, 2010 were $246.4 million and were reported in the Consolidated Balance Sheets as cash and cash equivalents of $60.5 million, short-term investments of $27.2 million and long-term investments, which are presented within other assets, of $158.7 million. The bank’s investments at December 31, 2009 were $222.4 million and were reported in the Consolidated Balance Sheets as cash and cash equivalents of $151.3 million, short-term investments of $14.2 million and long-term investments, which are presented within other assets, of $56.9 million.

We have not experienced any other than temporary impairments in our investment portfolio. The majority of our MBS are guaranteed by the U.S. government. Market events have not caused our money market funds to experience declines in their net asset value below $1.00 per share or to impose limits on redemptions. We have no investments in inactive markets which would warrant a possible change in our pricing methods or classification within the fair value hierarchy. Further, we have no investments in auction rate securities.

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

The valuation of our interest rate swaps is based on the income approach using a model with inputs that are observable or that can be derived from or corroborated by observable market data. The valuation of our foreign exchange derivatives are based on the market approach using observable market inputs, such as forward rates.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The following is a summary of our derivative fair values at December 31, 2010 and 2009:

		Fair Value at December 31,

Designation of Derivatives	Balance Sheet Location	2010	2009

Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$160	$456
	Other assets:
	Interest rate swaps	10,280	13,284
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	716	1,114
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	2,727	1,934
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	6,191	1,936
	Total Derivative Assets	$13,167	$15,674
	Total Derivative Liabilities	6,907	3,050

	Total Net Derivative Assets	$6,260	$12,624

Interest Rate Swaps

Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in earnings.

We have outstanding interest rate swaps with an aggregate notional value of $400 million that effectively convert fixed rate interest payments on $400 million, 4.625% notes due in 2012, into variable interest rates. We pay a weighted-average variable rate based on one month LIBOR plus 249 basis points and receive a fixed rate of 4.625%. At December 31, 2010 and 2009, the fair value of the interest rate swaps was an asset of $10.3 million and $4.7 million, respectively.

At December 31, 2009, we had outstanding interest rate swaps with an aggregate notional value of $250 million that effectively converted fixed rate interest payments on $250 million, 5.6% notes due in 2018, into variable interest rates. The fair value of these interest rate swaps at December 31, 2009 was an asset of $8.6 million. In August 2010, we unwound these interest rate swaps. See Note 8 for further details.

The following represents the results of fair value hedging relationships for the years ended December 31, 2010 and 2009:

		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings

Derivative Instrument	Location of Gain (Loss)	2010	2009	2010	2009

Interest rate swaps	Interest expense	$13,261	$12,180	$(26,667)	$(23,250)

Foreign Exchange Contracts

We enter into foreign currency exchange contracts arising from the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in other comprehensive income in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At December 31, 2010 and 2009, we had outstanding contracts with a notional amount of $24.5 million and $27.8 million, respectively. The fair value of these contracts at December 31, 2010 and 2009 was a liability of $0.6 million and $0.7 million, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

As of December 31, 2010, substantially all of the derivative loss recognized in accumulated other comprehensive income (AOCI) will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges for the years ended December 31, 2010 and 2009.

The following represents the results of cash flow hedging relationships for the years ended December 31, 2010 and 2009:

	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)

Derivative Instrument	2010	2009		2010	2009

Foreign exchange contracts	$(470)	$(658)	Revenue	$1,024	$—
			Cost of sales	(452)	—

				$572	$—

We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market on the derivatives are both recorded to earnings. At December 31, 2010, outstanding foreign exchange contracts to buy or sell various currencies had a net liability value of $3.5 million. The contracts mature by March 31, 2011. At December 31, 2009, the net liability value of these derivatives was less than $0.1 million.

The following represents the results of our non-designated derivative instruments for the years ended December 31, 2010 and 2009:

		Derivative Gain (Loss) Recognized in Earnings

Derivative Instrument	Location of Derivative Gain (Loss)	2010	2009

Foreign exchange contracts	Selling, general and administrative expense	$(22,158)	$(59,244)

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions that would require us to post collateral upon a significant downgrade in our long-term senior unsecured debt ratings. At December 31, 2010, our long-term senior unsecured debt ratings were BBB+ / A2. Based on derivative values at December 31, 2010, we would have been required to post $3.0 million in collateral if our long-term senior unsecured debt ratings had fallen below BB- / Ba3.

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

The carrying values and estimated fair value of our remaining financial instruments at December 31, 2010 and 2009 was as follows:

	December 31, 2010		December 31, 2009

	Carrying value (1)	Fair value	Carrying value (1)	Fair value

Investment securities	$538,562	$540,697	$360,800	$361,845
Loans receivable	$459,499	$459,499	$478,191	$478,191
Derivatives, net	$6,260	$6,260	$12,624	$12,624
Long-term debt	$(4,301,337)	$(4,388,923)	$(4,271,555)	$(4,409,961)

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

14. Restructuring Charges and Asset Impairments

2009 Program

In 2009, we announced that we were undertaking a series of initiatives designed to transform and enhance the way we operate as a global company. In order to enhance our responsiveness to changing market conditions, we are executing a strategic transformation program designed to create improved processes and systems to further enable us to invest in future growth in areas such as our global customer interactions and product development processes. This program is expected to continue into 2012 and will result in the reduction of 10 percent of the positions in the company. Total pre-tax costs of this program are expected to be between $300 million to $350 million primarily related to severance and benefit costs, including pension and retiree medical charges, incurred in connection with such workforce reductions. Most of the total pre-tax costs will be cash-related charges. Currently, we are targeting annualized pre-tax benefits, net of system and related investments, in the range of $250 million to $300 million by 2012. These costs and the related benefits will be recognized as different actions are approved and implemented.

During 2010, we recorded pre-tax restructuring and asset impairment charges of 183.0 million, which included $115.6 million for employee severance and benefits costs, a $23.6 million pension and retiree medical charge as workforce reductions caused the elimination of a significant amount of future service requiring us to recognize a portion of the prior service costs and actuarial losses and other exit costs of $38.2 million. Asset impairment charges of $14.5 million include $9.8 million fixed asset write-offs associated with the restructuring program and $4.7 million impairment of certain intangible assets unrelated to the restructuring program. The cumulative charges for this program since inception through December 31, 2010 were $250 million. As of December 31, 2010, approximately 2,000 employee terminations have occurred under this program. The majority of the liability at December 31, 2010 is expected to be paid from cash generated from operations.

Activity in the reserves for the restructuring actions taken in connection with the 2009 Program and asset impairments for the years ended December 31, 2010 and 2009 is as follows:

	Severance and benefits costs	Pension and Retiree Medical	Asset impairments, net	Other exit costs	Total

Balance at January 1, 2009	$—	$—	$—	$—	$—

Expenses	55,836	—	18	11,492	67,346
Cash payments	(9,941)	—	—	(4,685)	(14,626)
Non-cash charges	—	—	(18)	—	(18)

Balance at December 31, 2009	45,895	—	—	6,807	52,702

Expenses	115,557	23,620	14,515	38,233	191,925
Gain on sale of facility			(8,897)		(8,897)
Cash (payments) receipts	(73,283)	—	8,897	(38,253)	(102,639)
Non-cash charges	—	(23,620)	(14,515)	—	(38,135)

Balance at December 31, 2010	$88,169	$—	$—	$6,787	$94,956

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

In 2010, we recorded pre-tax adjustments of $0.8 million due to lower than anticipated charges associated with this program. Cumulative charges for this program since inception through December 31, 2010 were $445 million. As of December 31, 2010, approximately 3,000 terminations have occurred under this program. The majority of the liability at December 31, 2010 is expected to be paid from cash generated from operations.

Activity in the reserves for restructuring actions taken in connection with the 2007 Program for years ended December 31, 2010 and 2009 is as follows:

	Severance and benefits costs	Asset impairments	Other exit costs	Total

Balance at January 1, 2009	119,063	—	22,046	141,109

Expenses	(14,721)	(3,879)	—	(18,600)
Cash payments	(76,445)	—	(14,019)	(90,464)
Non-cash charges	—	3,879	—	3,879

Balance at December 31, 2009	27,897	—	8,027	35,924

Expenses	(684)	—	(70)	(754)
Cash payments	(13,743)	—	(3,183)	(16,926)
Non-cash charges	—	—	—	—

Balance at December 31, 2010	$13,470	$—	$4,774	$18,244

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

Our wholly-owned subsidiary, Imagitas, Inc., is a defendant in several purported class actions initially filed in five different states. These lawsuits have been coordinated in the United States District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleges that the Imagitas DriverSource program violates the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas entered into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assisted the state in performing its governmental function of delivering these mailings and funding the costs of them. The plaintiffs in these actions were seeking statutory damages under the DPPA. On December 21, 2009, the Eleventh Circuit Court affirmed the District Court’s summary judgment decision in Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006), which ruled in Imagitas’ favor and dismissed that litigation. That decision is now final, with no further appeals available. With respect to the remaining state cases, Imagitas filed its motion to dismiss these cases on October 8, 2010. Plaintiff’s opposition brief was filed on December 6, 2010, and Imagitas filed its reply brief on December 22, 2010. Although the plaintiffs are still contending that the cases filed in Ohio and Missouri can proceed, they have admitted in their response that the reasoning in the Rine decision does require that actions based on Minnesota and New York laws be dismissed. We are awaiting a decision by the District Court on the motion to dismiss.

On October 28, 2009, the Company and certain of its current and former officers were named as defendants in NECA-IBEW Health & Welfare Fund v. Pitney Bowes Inc. et al., a class action lawsuit filed in the U.S. District Court for the District of Connecticut. The complaint asserts claims under the Securities Exchange Act of 1934 on behalf of those who purchased the common stock of the Company during the period between July 30, 2007 and October 29, 2007 alleging that the Company, in essence, missed two financial

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

projections. Plaintiffs filed an amended complaint on September 20, 2010. On December 3, 2010, defendants moved to dismiss the complaint. Oral argument on that motion is scheduled for April 15, 2011.

We expect to prevail in the legal actions above; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

16. Leases

We lease office facilities, sales and service offices, equipment and other properties, generally under operating lease agreements extending from three to 25 years. Rental expense was $118 million, $125 million and $129 million in 2010, 2009 and 2008, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2010 are as follows:

Years ending December 31,
2011	$99,225
2012	74,408
2013	44,440
2014	27,167
2015	17,498
Thereafter	26,632

Total minimum lease payments	$289,370

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

17. Finance Assets

Finance Receivables

Finance receivables are comprised of sales-type lease receivables and unsecured revolving loan receivables. Sales-type leases are generally due in monthly, quarterly or semi-annual installments over periods ranging from three to five years. Loan receivables arise primarily from financing services offered to our customers for postage and related supplies. Loan receivables are generally due each month; however, customers may rollover outstanding balances. The components of sales-type lease and loan receivables at December 31, 2010 and 2009 were as follows:

	U.S.	International	Total

December 31, 2010
Sales-type lease receivables
Gross finance receivables	$1,669,963	$745,765	$2,415,728
Unguaranteed residual values	217,394	38,331	255,725
Unearned income	(357,970)	(165,513)	(523,483)
Allowance for credit losses	(24,261)	(16,849)	(41,110)

Net investment in sales-type lease receivables	1,505,126	601,734	2,106,860

Loan receivables
Loan receivables	432,137	55,418	487,555
Allowance for credit losses	(25,552)	(2,768)	(28,320)

Net investment in loan receivables	406,585	52,650	459,235

Net investment in finance receivables	$1,911,711	$654,384	$2,566,095

December 31, 2009
Sales-type lease Receivables
Gross finance receivables	$1,836,899	$774,971	$2,611,870
Unguaranteed residual values	245,086	37,122	282,208
Unearned income	(423,290)	(178,141)	(601,431)
Allowance for credit losses	(26,629)	(17,453)	(44,082)

Net investment in sales-type lease receivables	1,632,066	616,499	2,248,565

Loan receivables
Loan receivables	456,308	49,563	505,871
Allowance for credit losses	(25,889)	(2,187)	(28,076)

Net investment in loan receivables	430,419	47,376	477,795

Net investment in finance receivables	$2,062,485	$663,875	$2,726,360

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Maturities of gross sales-type lease and loan receivables at December 31, 2010 were as follows:

	Sales-type Lease Receivables			Loan Receivables

	U.S.	International	Total	U.S.	International	Total

2011	$723,567	$233,509	$957,076	$432,137	$55,418	$487,555
2012	461,222	191,822	653,044	—	—	—
2013	291,280	156,570	447,850	—	—	—
2014	147,509	118,566	266,075	—	—	—
2015	41,614	40,649	82,263	—	—	—
Thereafter	4,771	4,649	9,420	—	—	—

Total	$1,669,963	$745,765	$2,415,728	$432,137	$55,418	$487,555

Activity in the allowance for credit losses for sales-type lease and loan receivables for each of the three years ended December 31, 2010, 2009 and 2008 is as follows:

	Allowance for Credit Losses

	Sales-type Lease Receivables		Loan Receivables

	U.S.	International	U.S.	International	Total

Balance January 1, 2008	$31,173	$21,384	$23,110	$2,704	$78,371

Amounts charged to expense	10,015	6,592	32,117	3,012	51,736
Accounts written off	(14,481)	(11,269)	(29,782)	(2,785)	(58,317)

Balance December 31, 2008	26,707	16,707	25,445	2,931	71,790

Amounts charged to expense	15,304	12,437	31,894	2,120	61,755
Accounts written off	(15,382)	(11,691)	(31,450)	(2,864)	(61,387)

Balance December 31, 2009	26,629	17,453	25,889	2,187	72,158

Amounts charged to expense	12,076	7,854	19,360	2,710	42,000
Accounts written off	(14,444)	(8,458)	(19,697)	(2,129)	(44,728)

Balance December 31, 2010	$24,261	$16,849	$25,552	$2,768	$69,430

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The aging of sales-type lease and loan receivables at December 31, 2010 and 2009 was as follows:

	Sales-type Lease Receivables		Loan Receivables

	U.S.	International	U.S.	International	Total

December 31, 2010
< 31 days past due	$1,575,968	$703,146	$409,583	$52,848	$2,741,545
> 30 days and < 61 days	40,129	15,123	11,586	1,644	68,482
> 60 days and < 91 days	27,052	7,071	4,517	519	39,159
> 90 days and < 121 days	8,109	4,530	2,650	254	15,543
> 120 days	18,705	15,895	3,801	153	38,554

TOTAL	$1,669,963	$745,765	$432,137	$55,418	$2,903,283

Past due amounts > 90 days
Still accruing interest	$8,109	$4,530	$—	$—	$12,639
Not accruing interest	18,705	15,895	6,451	407	41,458

TOTAL	$26,814	$20,425	$6,451	$407	$54,097

December 31, 2009
< 31 days past due	$1,730,355	$725,643	$428,769	$47,009	$2,931,776
> 30 days and < 61 days	45,946	16,006	13,783	1,254	76,989
> 60 days and < 91 days	28,872	7,547	5,207	495	42,121
> 90 days and < 121 days	8,139	7,441	3,261	253	19,094
> 120 days	23,587	18,334	5,288	552	47,761

TOTAL	$1,836,899	$774,971	$456,308	$49,563	$3,117,741

Past due amounts > 90 days
Still accruing interest	$8,139	$7,441	$—	$—	$15,580
Not accruing interest	23,587	18,334	8,549	805	51,275

TOTAL	$31,726	$25,775	$8,549	$805	$66,855

Credit Quality

We use credit scores as one of many data elements in making the decision to grant credit at inception, setting credit lines at inception, managing credit lines through the life of the customer, and to assist in collections strategy.

We use a third party to score the majority of the North American portfolio on a quarterly basis using a commercial credit score. Accounts may not receive a score because of data issues related to SIC information, customer identification mismatches between the various data sources and other reasons. We do not currently score the portfolios outside of North America because the cost to do so is prohibitive, it is a fragmented process and there is no single credit score model that covers all countries. However, credit policies are similar to those in North America.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The table below shows the portfolio at December 31, 2010 and December 31 2009 by relative risk class (low, medium and high) based on the relative scores of the accounts within each class. A fourth class is shown for accounts that are not scored. The degree of risk, as defined by the third party, refers to the likelihood that an account in the next 12 month period may become delinquent. Absence of a score is not indicative of the credit quality of the account.

•	Low risk accounts are companies with very good credit risk

•	Medium risk accounts are companies with average to good credit risk

•	High risk accounts are companies with poor credit risk, are delinquent, or are at risk of becoming delinquent

Although the relative score of accounts within each class is used as a factor for determining the establishment of a customer credit limit, it is not indicative of our actual history of losses due to the business essential nature of our products and services.

The aging schedule included above, showing approximately 1.9% of the portfolio as greater than 90 days past due, and the roll-forward schedule of the allowance for credit losses, showing the actual history of losses for the three most recent years ended December 31, 2010 are more representative of the potential loss performance of our portfolio than relative risk based on scores, as defined by the third party.

	December 31, 2010

	U.S.	International	Total	U.S.	International	Total

Sales-type lease receivables
Risk Level
Low	$1,001,663	$190,018	$1,191,681	60.0%	25.5%	49.3%
Medium	443,139	69,280	512,419	26.5%	9.3%	21.2%
High	49,183	11,572	60,755	2.9%	1.6%	2.5%
Not Scored	175,978	474,895	650,873	10.5%	63.7%	26.9%

Total	$1,669,963	$745,765	$2,415,728	100%	100%	100%

Loan receivables
Risk Level
Low	$21,808	$12,002	$33,810	5.0%	21.7%	6.9%
Medium	260,708	7,640	268,348	60.3%	13.8%	55.0%
High	147,975	1,406	149,381	34.2%	2.5%	30.6%
Not Scored	1,646	34,370	36,016	0.4%	62.0%	7.4%

Total	$432,137	$55,418	$487,555	100%	100%	100%

Total
Risk Level
Low	$1,023,471	$202,020	$1,225,491	48.7%	25.2%	42.2%
Medium	703,847	76,920	780,767	33.5%	9.6%	26.9%
High	197,158	12,978	210,136	9.4%	1.6%	7.2%
Not Scored	177,624	509,265	686,889	8.4%	63.6%	23.7%

Total	$2,102,100	$801,183	$2,903,283	100%	100%	100%

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	December 31, 2009

	U.S.	International	Total	U.S.	International	Total

Sales-type lease receivables
Risk Level
Low	$1,142,945	$207,214	$1,350,159	62.2%	26.7%	51.7%
Medium	466,616	89,606	556,222	25.4%	11.6%	21.3%
High	51,211	3,042	54,253	2.8%	0.4%	2.1%
Not Scored	176,127	475,109	651,236	9.6%	61.3%	24.9%

Total	$1,836,899	$774,971	$2,611,870	100%	100%	100%

Loan receivables
Risk Level
Low	$20,688	$10,382	$31,070	4.5%	20.9%	6.1%
Medium	288,062	5,675	293,737	63.1%	11.5%	58.1%
High	147,558	201	147,759	32.3%	0.4%	29.2%
Not Scored	—	33,305	33,305	0.0%	67.2%	6.6%

Total	$456,308	$49,563	$505,871	100%	100%	100%

Total
Risk Level
Low	$1,163,633	$217,596	$1,381,229	50.7%	26.4%	44.3%
Medium	754,678	95,281	849,959	32.9%	11.6%	27.3%
High	198,769	3,243	202,012	8.7%	0.4%	6.5%
Not Scored	176,127	508,414	684,541	7.7%	61.7%	22.0%

Total	$2,293,207	$824,534	$3,117,741	100%	100%	100%

Pitney Bowes Bank

At December 31, 2010, PBB had assets of $675 million and liabilities of $626 million. The bank’s assets consist of finance receivables, short and long-term investments and cash. PBB’s key product offering, Purchase Power, is a revolving credit solution, which enables customers to finance their postage costs when they refill their meter. PBB earns revenue through transaction fees, finance charges on outstanding balances, and other fees for services. The bank’s liabilities consist primarily of PBB’s deposit solution, Reserve Account, which provides value to large-volume mailers who prefer to prepay postage and earn interest on their deposits. PBB is regulated by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions.

Leveraged Leases

Our investment in leveraged lease assets consists of the following:

	December 31,

	2010	2009

Rental receivables	$1,802,107	$1,747,811
Unguaranteed residual values	14,141	13,399
Principal and interest on non-recourse loans	(1,373,651)	(1,341,820)
Unearned income	(191,591)	(186,031)

Investment in leveraged leases	251,006	233,359
Less: deferred taxes related to leveraged leases	(192,128)	(175,329)

Net investment in leveraged leases	$58,878	$58,030

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The following is a summary of the components of income from leveraged leases:

	December 31,

	2010	2009	2008

Pre-tax leveraged lease income	$8,334	$918	$316
Income tax effect	(863)	6,676	7,063

Income from leveraged leases	$7,471	$7,594	$7,379

Income from leveraged leases was positively impacted by $2.2 million, $2.8 million and $2.6 million in 2010, 2009 and 2008, respectively, due to changes in statutory tax rates.

18. Business Segment Information

We conduct our business activities in seven reporting segments within two business groups, Small & Medium Business Solutions and Enterprise Business Solutions. The principal products and services of each of our reporting segments are as follows:

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

Enterprise Business Solutions:

Production Mail: Includes the worldwide revenue and related expenses from the sale, support and other professional services of our high-speed, production mail systems, sorting and production print equipment.

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

Mail Services: Includes worldwide revenue and related expenses from presort mail services and cross-border mail services.

Marketing Services: Includes revenue and related expenses from direct marketing services for targeted customers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Earnings before interest and taxes (EBIT), a non-GAAP measure, is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally managed across the entire company on a consolidated basis. EBIT is determined by deducting from revenue the related costs and expenses attributable to the segment. Segment EBIT also excludes general corporate expenses, restructuring charges and asset impairments. Identifiable assets are those used in our operations and exclude cash and cash equivalents, short-term investments and general corporate assets. Long-lived assets exclude finance receivables and investment in leveraged leases.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Revenue and EBIT by business segment and geographic area is as follows:

	Revenue

	2010	2009	2008

U.S. Mailing	$1,879,298	$2,016,259	$2,250,399
International Mailing	922,471	920,398	1,133,652

Small & Medium Business Solutions	2,801,769	2,936,657	3,384,051

Production Mail	557,219	525,745	616,255
Software	362,914	345,739	399,814
Management Services	999,288	1,060,907	1,172,170
Mail Services	562,526	559,200	541,776
Marketing Services	141,538	140,923	148,239

Enterprise Business Solutions	2,623,485	2,632,514	2,878,254

Total Revenue	$5,425,254	$5,569,171	$6,262,305

Geographic areas:
United States	$3,804,489	$3,979,493	$4,335,650
Outside the United States	1,620,765	1,589,678	1,926,655

Total	$5,425,254	$5,569,171	$6,262,305

	EBIT

	2010	2009	2008

U.S. Mailing	$689,363	$743,108	$890,356
International Mailing	142,875	128,084	184,667

Small & Medium Business Solutions	832,238	871,192	1,075,023

Production Mail	60,373	51,037	81,514
Software	42,206	37,335	28,335
Management Services	92,671	72,307	70,173
Mail Services	63,330	82,723	68,800
Marketing Services	26,133	22,938	21,291

Enterprise Business Solutions	284,713	266,340	270,113

Total	$1,116,951	$1,137,532	$1,345,136

Geographic areas:
United States	$931,129	$971,725	$1,100,900
Outside the United States	185,822	165,807	244,236

Total	$1,116,951	$1,137,532	$1,345,136

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Additional segment information is as follows:

	Years ended December 31,

	2010	2009	2008

Depreciation and amortization:
U.S. Mailing	$122,748	$139,176	$146,422
International Mailing	55,673	53,667	63,389

Small & Medium Business Solutions	178,421	192,843	209,811

Production Mail	5,257	7,079	7,358
Software	36,559	34,505	37,317
Management Services	33,398	44,809	65,320
Mail Services	27,924	31,071	32,045
Marketing Services	5,479	8,876	8,380

Enterprise Business Solutions	108,617	126,340	150,420

Total	$287,038	$319,183	$360,231

	Years ended December 31,

	2010	2009	2008

Capital expenditures:
U.S. Mailing	$60,919	$78,808	$100,783
International Mailing	15,528	25,448	45,473

Small & Medium Business Solutions	76,447	104,256	146,256

Production Mail	609	1,292	3,613
Software	4,215	4,371	12,519
Management Services	17,307	19,766	28,152
Mail Services	7,243	21,058	30,344
Marketing Services	626	514	1,730

Enterprise Business Solutions	30,000	47,001	76,358

Total	$106,447	$151,257	$222,614

	December 31,

	2010	2009

Identifiable assets:
U.S. Mailing	$2,894,074	$2,948,520
International Mailing	1,607,190	1,677,082

Small & Medium Business Solutions	4,501,264	4,625,602

Production Mail	547,002	617,483
Software	1,008,088	944,248
Management Services	799,290	879,390
Mail Services	512,785	516,274
Marketing Services	230,995	234,216

Enterprise Business Solutions	3,098,160	3,191,611

Total	$7,599,424	$7,817,213

Identifiable long-lived assets by geographic areas:
United States	$2,939,467	$2,846,443
Outside the United States	996,963	909,099

Total	$3,936,430	$3,755,542

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Reconciliation of Segment Amounts to Consolidated Totals:

	Years ended December 31,

	2010	2009	2008

EBIT:
Total for reportable segments	$1,116,951	$1,137,532	$1,345,136
Unallocated amounts:
Interest, net	(201,324)	(203,906)	(216,450)
Corporate expense	(198,776)	(187,254)	(209,543)
Restructuring charges and asset impairments	(182,274)	(48,746)	(200,254)
Other items	—	(4,450)	(5,712)

Income from continuing operations before income taxes	$534,577	$693,176	$713,177

Depreciation and amortization:
Total for reportable segments	$287,038	$319,183	$360,231
Corporate depreciation	16,615	19,712	18,886

Consolidated depreciation and amortization	$303,653	$338,895	$379,117

Capital expenditures:
Total for reportable segments	$106,447	$151,257	$222,614
Unallocated amounts	13,321	15,471	14,694

Consolidated capital expenditures	$119,768	$166,728	$237,308

Total assets:
Total for reportable segments	$7,599,424	$7,817,213
Cash and cash equivalents and short-term investments	514,972	427,419
General corporate assets	329,627	326,407

Consolidated assets	$8,444,023	$8,571,039

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

19. Retirement Plans and Postretirement Medical Benefits

We have several defined benefit retirement plans. Benefits are primarily based on employees’ compensation and years of service. Our contributions are determined based on the funding requirements of U.S. federal and other governmental laws and regulations. We use a measurement date of December 31 for all of our retirement plans.

U.S. employees hired after January 1, 2005, Canadian employees hired after April 1, 2005, and U.K. employees hired after July 1, 2005, are not eligible for our defined benefit retirement plans. As of December 31, 2014, benefit accruals for our U.S. pension plans, the Pitney Bowes Pension Plan and the Pitney Bowes Pension Restoration Plan, will be determined and frozen and no future benefit accruals under these plans will occur after that date.

The change in benefit obligation, plan assets and the funded status of defined benefit pension plans are as follows:

	United States		Foreign

	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$1,599,506	$1,605,380	$507,932	$384,507
Service cost	23,157	24,274	6,907	6,853
Interest cost	89,602	93,997	27,507	25,200
Plan participants’ contributions	—	—	1,962	2,231
Actuarial loss	39,971	17,698	27,129	63,325
Foreign currency changes	—	—	(5,257)	45,858
Settlement / curtailment	6,419	(24,297)	(3,396)	(1,579)
Special termination benefits	8,148	112	557	2,012
Benefits paid	(134,517)	(117,658)	(22,100)	(20,475)

Benefit obligation at end of year	$1,632,286	$1,599,506	$541,241	$507,932

Change in plan assets:
Fair value of plan assets at beginning of year	$1,350,045	$1,175,271	$414,313	$312,206
Actual return on plan assets	149,599	177,119	50,609	48,128
Company contributions	20,047	115,313	9,291	32,755
Plan participants’ contributions	—	—	1,962	2,231
Foreign currency changes	—	—	(3,392)	39,468
Benefits paid	(134,517)	(117,658)	(22,100)	(20,475)

Fair value of plan assets at end of year	$1,385,174	$1,350,045	$450,683	$414,313

Funded status, end of year:
Fair value of plan assets at end of year	$1,385,174	$1,350,045	$450,683	$414,313
Benefit obligations at end of year	1,632,286	1,599,506	541,241	507,932

Funded status	$(247,112)	$(249,461)	$(90,558)	$(93,619)

	United States		Foreign

	2010	2009	2010	2009

Amounts recognized in the Consolidated Balance Sheets:
Non-current asset	$29	$—	$508	$484
Current liability	(6,962)	(19,424)	(901)	(957)
Non-current liability	(240,179)	(230,037)	(90,165)	(93,146)

Net amount recognized	$(247,112)	$(249,461)	$(90,558)	$(93,619)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Information provided in the table below is only for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2010 and 2009:

	United States		Foreign

	2010	2009	2010	2009

Projected benefit obligation	$1,630,712	$1,599,506	$538,637	$505,673
Accumulated benefit obligation	$1,601,746	$1,568,618	$502,317	$464,362
Fair value of plan assets	$1,383,571	$1,350,045	$447,569	$411,573

The accumulated benefit obligation for all U.S. defined benefit plans at December 31, 2010 and 2009 was $1,603 million and $1,569 million, respectively. The accumulated benefit obligation for all foreign defined benefit plans at December 31, 2010 and 2009 was $504 million and $466 million, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Pre-tax amounts recognized in accumulated other comprehensive income (AOCI) consist of:

	United States		Foreign

	2010	2009	2010	2009

Net actuarial loss	$719,890	$742,921	$168,376	$161,441
Prior service cost/(credit)	2,400	(40)	541	756
Transition obligation (asset)	—	—	(282)	(196)

Total	$722,290	$742,881	$168,635	$162,001

The estimated amounts that will be amortized from AOCI into net periodic benefits cost in 2011 are as follows:

Net actuarial loss	$37,394	$12,448
Prior service cost/(credit)	82	163
Transition obligation (asset)	—	(9)

Total	$37,476	$12,602

Weighted average assumptions used to determine end of year benefit obligations:

Discount rate	5.60%	5.75%	2.25% - 5.50%	2.25% - 6.00%
Rate of compensation increase	3.50%	3.50%	2.50% - 5.50%	2.50% - 5.60%

A discount rate is used to determine the present value of our future benefit obligations. The discount rate for our U.S. pension and postretirement medical benefit plans is determined by matching the expected cash flows associated with our benefit obligations to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. In 2010, we reduced the population of bonds used to derive this yield curve with the adoption of a bond matching approach which incorporates a selection of bonds that align with our projected benefit obligations. We believe this bond matching approach more closely reflects the process we would employ to settle our pension and postretirement benefit obligations. As a result of this modification, the pension benefits discount rate increased 45 basis points resulting in a decrease in the projected benefit obligation of $78 million, and the postretirement medical benefits discount rate increased 40 basis points resulting in a decrease in the projected benefit obligation of $8 million.

For the U.K. retirement benefit plan, our largest foreign plan, the discount rate is determined by discounting each year’s estimated benefit payments by an applicable spot rate, derived from a yield curve created from a large number of high quality corporate bonds. For our other smaller foreign pension plans, the discount rate is selected based on high quality fixed income indices available in the country in which the plan is domiciled.

At December 31, 2010 there were no shares of our common stock included in the plan assets of our pension plans.

We anticipate making contributions of approximately $130 million and $15 million to our U.S. and foreign pension plans, respectively during 2011. We will reassess our funding alternatives as the year progresses.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The components of the net periodic benefit cost for defined pension plans are as follows:

	United States			Foreign

	2010	2009	2008	2010	2009	2008

Service cost	$23,157	$24,274	$29,699	$6,907	$6,853	$10,562
Interest cost	89,602	93,997	96,205	27,507	25,200	29,140
Expected return on plan assets	(123,095)	(120,662)	(132,748)	(28,838)	(27,193)	(36,713)
Amortization of transition cost	—	—	—	(9)	(61)	142
Amortization of prior service (cost) credit	(2,555)	(2,547)	(2,560)	214	446	628
Recognized net actuarial loss	32,323	26,063	18,944	10,205	2,486	3,981
Special termination benefits	8,148	112	2,105	291	2,385	632
Settlement / curtailment	10,712	4,107	—	1,285	202	—

Net periodic benefit cost (1)	$38,292	$25,344	$11,645	$17,562	$10,318	$8,372

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

(1) Includes $14.9 million and $1.6 million charged to our restructuring reserves in 2010 for the U.S. and foreign plans, respectively. See Note 14 for further information.

Other changes in plan assets and benefit obligations for defined benefit pension plans recognized in other comprehensive income are as follows:

	United States		Foreign

	2010	2009	2010	2009

Curtailments effects and settlements	$(4,290)	$(28,404)	$(464)	$—
Net actuarial loss (gain)	13,467	(38,407)	5,748	44,124
Prior service credit	—	(353)	(3,790)	—
Amortization of net actuarial (loss) gain	(32,343)	(26,063)	5,441	(2,059)
Amortization of prior service (cost) credit	2,575	2,547	(215)	(512)
Net transitional obligation (asset)	—	—	(86)	(99)

Total recognized in other comprehensive income	$(20,591)	$(90,680)	$6,634	$41,454

Weighted average assumptions used to determine net periodic benefit costs:

	United States			Foreign

	2010	2009	2008	2010	2009	2008

Discount rate	5.75%	6.05%	6.15%	2.25% - 6.00%	2.25% - 6.60%	2.25% - 5.80%
Expected return on plan assets	8.00%	8.00%	8.50%	4.50% - 7.75%	4.49% - 7.75%	3.50% - 7.75%
Rate of compensation increase	3.50%	4.25%	4.50%	2.50% - 5.60%	2.50% - 5.10%	2.50% - 5.50%

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

U.S. Pension Plans’ Investment Strategy and Asset Allocation

Our U.S. pension plans’ investment strategy is to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligations and the actuarial liabilities, and to earn a nominal rate of return of at least 8%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to reduce the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. Investments within the private equity and real estate portfolios are comprised of limited partnership units in primary and secondary fund of funds and units in open-ended commingled real estate funds, respectively. These types of investment vehicles are used in an effort to gain greater asset diversification. We have no hedge fund investments. We do not have any significant concentrations of credit risk within the plan assets. The pension plans’ liabilities, investment objectives and investment managers are reviewed periodically.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The target allocation for 2011 and the asset allocation for the U.S. pension plan at December 31, 2010 and 2009, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,

Asset category	2011	2010	2009

U.S. equities	37%	37%	35%
Non-U.S. equities	19%	20%	19%
Fixed income	32%	34%	38%
Real estate	5%	4%	4%
Private equity	7%	5%	4%

Total	100%	100%	100%

The long-term asset allocation targets we use to manage the investment portfolio are based on the broad asset categories shown above. The plan asset categories presented in the fair value hierarchy are subsets of the broad asset categories.

Foreign Pension Plans’ Investment Strategy and Asset Allocation

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

The target allocation for 2011 and the asset allocation for the U.K. pension plan at December 31, 2010 and 2009, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,

Asset category	2011	2010	2009

U.K. equities	32%	33%	35%
Non-U.K. equities	33%	35%	32%
Fixed income	35%	29%	32%
Cash	—%	3%	1%

Total	100%	100%	100%

The long-term asset allocation targets we use to manage the investment portfolio are based on the broad asset categories shown above. The plan asset categories presented in the fair value hierarchy are subsets of the broad asset categories.

The fair value of the U.K. plan assets was $338 million and $312 million at December 31, 2010 and 2009, respectively, and the expected long-term rate of return on these plan assets was 7.25% and 7.50% and in 2010 and 2009, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Fair Value Measurements of Plan Assets

The following tables show, by level within the fair value hierarchy, the financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2010 and 2009, respectively, for the U.S. and foreign pension plans. As required by the fair value measurements guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	U.S. Pension Plans - Fair Value Measurements at December 31, 2010

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds	$—	$20,571	$—	$20,571
Equity securities	431,098	346,126	—	777,224
Debt securities - U.S. and foreign governments, agencies, and municipalities	104,097	9,878	—	113,975
Corporate debt securities	—	172,722	—	172,722
Mortgage-backed securities	—	156,516	5,389	161,905
Asset-backed securities	—	18,698	—	18,698
Private equity	—	—	69,495	69,495
Real estate	—	—	52,553	52,553
Derivatives	21	—	—	21
Securities lending fund *	—	158,155	—	158,155

Total assets	$535,216	$882,666	$127,437	$1,545,319

Liabilities:
Investment securities
Derivatives	$51	$—	$—	$51

Total liabilities	$51	$—	$—	$51

*	Securities lending fund at December 31, 2010 is offset by a liability of $158,155 recorded in the Pitney Bowes Pension Plan net assets available for benefits.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	U.S. Pension Plans - Fair Value Measurements at December 31, 2009

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	Foreign Pension Plans - Fair Value Measurements at December 31, 2010

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds	$—	$—	$—	$—
Equity securities	128,859	164,389	—	293,248
Debt securities - U.S. and foreign governments, agencies, and municipalities	10,751	50,355	—	61,106
Corporate debt securities	—	78,387	—	78,387
Mortgage-backed securities	—	—	—	—
Asset-backed securities	—	—	—	—
Private equity	—	—	—	—
Real estate	—	—	—	—
Derivatives	88	6,500	—	6,588

Total assets	$139,698	$299,631	$—	$439,329

Liabilities:
Investment securities
Derivatives	$—	$6,873	$—	$6,873

Total liabilities	$—	$6,873	$—	$6,873

	Foreign Pension Plans - Fair Value Measurements at December 31, 2009

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds	$—	$—	$—	$—
Equity securities	118,302	133,513	—	251,815
Debt securities - U.S. and foreign governments, agencies, and municipalities	8,817	42,665	—	51,482
Corporate debt securities	—	83,251	—	83,251
Mortgage-backed securities	—	28	—	28
Asset-backed securities	—	1,488	—	1,488
Private equity	—	—	—	—
Real estate	—	—	—	—
Derivatives	—	—	—	—

Total assets	$127,119	$260,945	$—	$388,064

Liabilities:
Investment securities
Derivatives	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The following information relates to our classification of investments into the fair value hierarchy:

•

Money Market Funds: Money market funds typically invest in government securities, certificates of deposit, commercial paper of companies and other highly liquid and low-risk securities. Money market funds are principally used for overnight deposits. The money market funds are classified as Level 2 since they are not actively traded on an exchange.

•

Equity Securities: Equity securities include U.S. and foreign common stock, American Depository Receipts, preferred stock and commingled funds. Equity securities classified as Level 1 are valued using active, high volume trades for identical securities. Equity securities classified as Level 2 represent those not listed on an exchange in an active market. These securities are valued based on quoted market prices of similar securities.

•

Debt Securities - U.S. and Foreign Governments and its Agencies and Municipalities: Government securities include treasury notes and bonds, foreign government issues, U.S. government sponsored agency debt and commingled funds. Municipal debt securities include general obligation securities and revenue-backed securities. Debt securities classified as Level 1 are valued using active, high volume trades for identical securities. Debt securities classified as Level 2 are valued through benchmarking model derived prices to quoted market prices and trade data for identical or comparable securities.

•

Corporate Debt Securities: Investments are comprised of both investment grade debt (≥BBB-) and high-yield debt (≤BBB-). The fair value of corporate debt securities is valued using recently executed transactions, market price quotations where observable, or bond spreads. The spread data used are for the same maturity as the security. These securities are classified as Level 2.

•

Mortgage-Backed Securities (MBS): Investments are comprised of agency-backed MBS, non-agency MBS, collateralized mortgage obligations, commercial MBS, and commingled funds. These securities are valued based on external pricing indices. When external index pricing is not observable, MBS are valued based on external price/spread data. If neither pricing method is available, broker quotes are utilized. When inputs are observable and supported by an active market, MBS are classified as Level 2 and when inputs are unobservable, MBS are classified as Level 3.

•

Asset-Backed Securities (ABS): Investments are primarily comprised of credit card receivables, auto loan receivables, student loan receivables, and Small Business Administration loans. These securities are valued based on external pricing indices or external price/spread data and are classified as Level 2.

•

Private Equity: Investments are comprised of units in fund-of-fund investment vehicles. Fund-of-funds consist of various private equity investments and are used in an effort to gain greater diversification. The investments are valued in accordance with the most appropriate valuation techniques, and are classified as Level 3 due to the unobservable inputs used to determine a fair value.

•

Real Estate: Investments include units in open-ended commingled real estate funds. Properties that comprise these funds are valued in accordance with the most appropriate valuation techniques, and are classified as Level 3 due to the unobservable inputs used to determine a fair value.

•

Derivatives: Instruments are comprised of futures, forwards, options and warrants and are used to gain exposure to a desired investment as well as for defensive hedging purposes against currency and interest rate fluctuations. Derivative instruments classified as Level 1 are valued through a readily available exchange listed price. Derivative instruments classified as Level 2 are valued using observable inputs but are not listed or traded on an exchange.

•

Securities Lending Fund: Investment represents a commingled fund through our custodian’s securities lending program. The U.S. pension plan lends securities that are held within the plan to other banks and/or brokers, for which we receive collateral. This collateral is invested in the commingled fund, which invests in short-term fixed income securities such as commercial paper, short-term ABS and other short-term issues. Since the commingled fund is not listed or traded on an exchange, the investment is classified as Level 2. The investment is offset by a liability of an equal amount representing assets that participate in securities lending program, which is reflected in the Pitney Bowes Pension Plan’s net assets available for benefits.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Level 3 Gains and Losses

The following table shows a summary of the changes in the fair value of Level 3 assets of the U.S. pension plans for the year ended December 31, 2010:

	MBS	Private equity	Real estate	Total

Balance at December 31, 2009	$761	$49,231	$50,331	$100,323
Realized gains / (losses)	1	—	378	379
Unrealized gains / (losses)	(139)	5,652	2,374	7,887
Purchases, sales, issuances and settlements (net)	4,766	14,612	(530)	18,848

Balance at December 31, 2010	$5,389	$69,495	$52,553	$127,437

Reconciliation of Plan Assets to Fair Value Measurements Hierarchy

The following table provides a reconciliation of the total fair value of pension plan assets to the fair value of financial instruments presented in the fair value measurements hierarchy for the U.S. and foreign pension plans at December 31, 2010:

	United States	Foreign

Fair Value of Plan Assets	$1,385,174	$450,683
Cash	(675)	(15,185)
Securities lending fund liability	158,155	—
Receivables / Prepaid benefits	(24,041)	—
Payables / Accrued expenses	26,636	—
Other	19	(3,042)

Fair Value Per Measurements Hierarchy	$1,545,268	$432,456

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

The change in benefit obligation, plan assets and the funded status for nonpension postretirement benefit plans are as follows:

	December 31,

	2010	2009

Change in benefit obligation:
Benefit obligations at beginning of year	$254,405	$244,544
Service cost	3,724	3,424
Interest cost	13,828	14,437
Plan participants’ contributions	9,182	8,778
Actuarial loss	33,983	21,489
Foreign currency changes	1,061	2,509
Gross benefits paid	(45,971)	(43,494)
Less federal subsidy on benefits paid	2,408	2,718
Curtailment	7,575	—
Special termination benefits	191	—

Benefit obligations at end of year	$280,386	$254,405

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	December 31,

	2010	2009

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contribution	34,381	31,998
Plan participants’ contributions	9,182	8,778
Gross benefits paid	(45,971)	(43,494)
Less federal subsidy on benefits paid	2,408	2,718

Fair value of plan assets at end of year	$—	$—

Funded status, end of year:
Fair value of plan assets at end of year	$—	$—
Benefit obligations at end of year	280,386	254,405

Funded status	$(280,386)	$(254,405)

Amounts recognized in the Consolidated Balance Sheets:
Current liability	$(29,374)	$(26,293)
Non-current liability	(251,012)	(228,112)

Net amount recognized	$(280,386)	$(254,405)

Pre-tax amounts recognized in AOCI consist of:
Net actuarial loss	$102,910	$74,044
Prior service credit	(5,886)	(8,397)

Total	$97,024	$65,647

The discount rates used in determining the accumulated postretirement benefit obligations for the U.S. plan were 5.15% in 2010 and 5.35% in 2009. The discount rates used in determining the accumulated postretirement benefit obligations for the Canadian plan were 5.15% in 2010 and 5.85% in 2009.

The components of the net periodic benefit cost for nonpension postretirement benefit plans are as follows:

	2010	2009	2008

Service cost	$3,724	$3,424	$3,613
Interest cost	13,828	14,437	14,410
Amortization of prior service benefit	(2,511)	(2,475)	(2,471)
Recognized net actuarial loss	6,793	4,092	3,386
Curtailment	6,954	—	—
Special termination benefits	191	—	—

Net periodic benefit cost (1)	$28,979	$19,478	$18,938

(1) Includes $7.1 million charged to restructuring reserves. See Note 14 for further information.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Other changes in plan assets and benefit obligation for nonpension postretirement benefit plans recognized in other comprehensive income are as follows:

	2010	2009

Net actuarial loss	$34,059	$21,367
Amortization of net actuarial loss	(6,793)	(4,092)
Amortization of prior service credit	2,511	2,475
Adjustment for actual Medicare Part D Premium	979	1,005
Curtailment	621	—

Total recognized in other comprehensive income	$31,377	$20,755

Weighted average assumptions used to determine net periodic costs during the years:

	2010	2009	2008

Discount rate – U.S.	5.35%	5.95%	5.90%
Discount rate – Canada	5.85%	6.60%	5.25%

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2011 are as follows:

Net actuarial loss	$7,977
Prior service credit	(2,259)

Total	$5,718

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations for the U.S. plan was 7.5% for 2010 and 7.5% for 2009. The assumed health care trend rate is 7.5% for 2011 and will gradually decline to 5.0% by the year 2017 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$616	$(527)
Effect on postretirement benefit obligations	$9,366	$(8,204)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Estimated Future Benefit Payments

Benefit payments, which reflect expected future service, as appropriate, estimated to be paid during the years ended December 31 are as follows:

		Nonpension

	Pension Benefits	Gross	Medicare Part D Subsidy	Net

2011	$191,476	$31,978	$(2,639)	$29,339
2012	137,775	30,648	(2,883)	27,765
2013	126,910	29,277	(3,130)	26,147
2014	130,788	28,166	(3,339)	24,827
2015	132,588	27,018	(3,543)	23,475
2016-2020	688,055	123,020	(9,675)	113,345

	$1,407,592	$270,107	$(25,209)	$244,898

Savings Plans

Our U.S. employees are eligible to participate in 401(k) savings plans, which are voluntary defined contribution plans. These plans are designed to help employees accumulate additional savings for retirement. We make matching contributions on a portion of eligible pay. In 2010 and 2009, we made matching contributions of $28.6 million and $27.2 million, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

20. Earnings per Share

The calculation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 is presented below. Note that the sum of the earnings per share amounts may not equal the total due to rounding.

	2010	2009	2008

Numerator:
Amounts attributable to common stockholders:
Income from continuing operations, net of tax	$310,483	$431,554	$447,493
Loss from discontinued operations	(18,104)	(8,109)	(27,700)

Net income (numerator for diluted EPS)	292,379	423,445	419,793
Less: Preference stock dividend	(65)	(72)	(77)

Income attributable to common stockholders (numerator for basic EPS)	$292,314	$423,373	$419,716

Denominator (in thousands):
Weighted-average shares used in basic EPS	205,968	206,734	208,425
Effect of dilutive shares:
Preferred stock	2	3	3
Preference stock	501	568	601
Stock options and stock purchase plans	16	7	603
Other stock plans	266	10	67

Weighted-average shares used in diluted EPS	206,753	207,322	209,699

Basic earnings per share:
Income from continuing operations	$1.51	$2.09	$2.15
Loss from discontinued operations	(0.09)	(0.04)	(0.13)

Net income	$1.42	$2.05	$2.01

Diluted earnings per share:
Income from continuing operations	$1.50	$2.08	$2.13
Loss from discontinued operations	(0.09)	(0.04)	(0.13)

Net income	$1.41	$2.04	$2.00

Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	15,168	18,319	15,749

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

21. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2010 and 2009 follows:

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$1,348,233	$1,297,237	$1,345,742	$1,434,042	$5,425,254
Gross profit (1)	691,788	645,307	679,412	730,424	2,746,931
Restructuring charges and asset impairments	20,722	48,512	33,805	79,235	182,274

Income from continuing operations	86,763	68,590	96,064	77,390	328,807
Loss from discontinued operations, net of income tax	(3,130)	(2,666)	(2,536)	(9,772)	(18,104)

Net income before attribution of noncontrolling interests	83,633	65,924	93,528	67,618	310,703
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,543	4,593	4,594	18,324

Net income	$79,039	$61,381	$88,935	$63,024	$292,379

Amounts attributable to common stockholders:
Income from continuing operations	$82,169	$64,047	$91,471	$72,796	$310,483
Loss from discontinued operations	(3,130)	(2,666)	(2,536)	(9,772)	(18,104)

Net income	$79,039	$61,381	$88,935	$63,024	$292,379

Basic earnings per share attributable to common stockholders (2):
Continuing operations	$0.40	$0.31	$0.44	$0.36	$1.51
Discontinued operations	(0.02)	(0.01)	(0.01)	(0.05)	(0.09)

Net Income	$0.38	$0.30	$0.43	$0.31	$1.42

Diluted earnings per share attributable to common stockholders (2):
Continuing operations	$0.40	$0.31	$0.44	$0.36	$1.50
Discontinued operations	(0.02)	(0.01)	(0.01)	(0.05)	(0.09)

Net Income	$0.38	$0.30	$0.43	$0.31	$1.41

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$1,379,584	$1,378,462	$1,356,820	$1,454,305	$5,569,171
Gross profit (1)	701,988	685,596	688,373	755,190	2,831,147
Restructuring charges and asset impairments	—	—	12,845	35,901	48,746

Income from continuing operations	106,300	116,731	110,278	119,713	453,022
Gain (loss) from discontinued operations, net of income tax	2,623	5,102	(2,429)	(13,405)	(8,109)

Net income before attribution of noncontrolling interests	108,923	121,833	107,849	106,308	444,913
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,521	4,571	4,622	7,754	21,468

Net income	$104,402	$117,262	$103,227	$98,554	$423,445

Amounts attributable to common stockholders:
Income from continuing operations	$101,779	$112,160	$105,656	$111,959	$431,554
Gain (loss) from discontinued operations	2,623	5,102	(2,429)	(13,405)	(8,109)

Net income	$104,402	$117,262	$103,227	$98,554	$423,445

Basic earnings per share attributable to common stockholders (2):
Continuing operations	$0.49	$0.54	$0.51	$0.54	$2.09
Discontinued operations	0.01	0.02	(0.01)	(0.06)	(0.04)

Net income	$0.51	$0.57	$0.50	$0.48	$2.05

Diluted earnings per share attributable to common stockholders (2):
Continuing operations	$0.49	$0.54	$0.51	$0.54	$2.08
Discontinued operations	0.01	0.02	(0.01)	(0.06)	(0.04)

Net income	$0.50	$0.57	$0.50	$0.47	$2.04

(1)

Gross profit is defined as total revenue less cost of equipment sales, cost of supplies, cost of software, cost of rentals, financing interest expense, cost of support services and cost of business services.

(2)	The sum of the quarterly earnings per share amounts may not equal the annual amount due to rounding.

PITNEY BOWES INC.
SCHEDULE II - VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2008 TO 2010

(Dollars in thousands)
Description	Balance at beginning of year	Additions		Deductions		Balance at end of year

Allowance for doubtful accounts
2010	$42,781	$9,266	(1)	$(20,167	) (2)	$31,880
2009	$45,264	$10,516	(1)	$(12,999	) (2)	$42,781
2008	$49,324	$17,134	(1)	$(21,194	) (2)	$45,264

Valuation allowance for deferred tax asset (3)
2010	$95,990	$22,168		$(13,717)		$104,441
2009	$91,405	$5,628		$(1,043)		$95,990
2008	$69,792	$37,942		$(16,329)		$91,405

(1)	Includes additions charged to expenses, additions from acquisitions and impact of foreign exchange translation.

(2)	Includes uncollectible accounts written off.

(3)	Included in Consolidated Balance Sheet as a liability.

Exhibit Index

Reference Number per Item 601 of Regulation SK	Exhibit Number in this Form 10-K	Document Name	Page Number

(12)	Exhibit (i)	Computation of Ratio of Earnings to Fixed Charges	99

(21)	Exhibit (ii)	Subsidiaries of the Registrant	100

(23)	Exhibit (iii)	Consent of Independent Registered Public Accounting Firm	103

(10)(p)	Exhibit (iv)	Separation (Compromise) Agreement dated December 30, 2010, by and between Patrick Keddy and Pitney Bowes Limited	104

(31.1)	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	142

(31.2)	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	143

(32.1)	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	144

(32.2)	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	145

101.INS		XBRL Report Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document