Form 10-Q
period 2011-03-31
PITNEY BOWES INC /DE/
filed 2011-05-05
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 26, 2011.

Class	Outstanding

Common Stock, $1 par value per share	203,853,433 shares

PITNEY BOWES INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,

	2011	2010

Revenue:
Equipment sales	$241,631	$239,298
Supplies	82,870	85,277
Software	99,565	83,767
Rentals	143,051	155,437
Financing	154,230	162,775
Support services	178,614	180,034
Business services	423,108	441,645

Total revenue	1,323,069	1,348,233

Costs and expenses:
Cost of equipment sales	114,753	105,837
Cost of supplies	26,192	25,365
Cost of software	25,212	21,156
Cost of rentals	32,599	37,071
Financing interest expense	23,293	21,938
Cost of support services	115,276	114,606
Cost of business services	333,567	330,472
Selling, general and administrative	429,919	443,297
Research and development	34,758	40,865
Restructuring charges and asset impairments	26,024	20,722
Other interest expense	28,524	27,658
Interest income	(1,222)	(762)

Total costs and expenses	1,188,895	1,188,225

Income from continuing operations before income taxes	134,174	160,008
Provision for income taxes	41,394	73,245

Income from continuing operations	92,780	86,763
Loss from discontinued operations, net of income tax	(1,882)	(3,130)

Net income before attribution of noncontrolling interests	90,898	83,633

Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,594

Net income	$86,304	$79,039

Amounts attributable to common stockholders:
Income from continuing operations	$88,186	$82,169
Loss from discontinued operations	(1,882)	(3,130)

Net income	$86,304	$79,039

Basic earnings per share attributable to common stockholders:
Continuing operations	$0.43	$0.40
Discontinued operations	(0.01)	(0.02)

Net income	$0.42	$0.38

Diluted earnings per share attributable to common stockholders:
Continuing operations	$0.43	$0.40
Discontinued operations	(0.01)	(0.02)

Net income	$0.42	$0.38

Dividends declared per share of common stock	$0.370	$0.365

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$652,069	$484,363
Short-term investments	28,398	30,609

Accounts receivables, gross	780,066	824,015
Allowance for doubtful accounts receivables	(30,073)	(31,880)

Accounts receivables, net	749,993	792,135

Finance receivables	1,336,881	1,370,305
Allowance for credit losses	(47,981)	(48,709)

Finance receivables, net	1,288,900	1,321,596

Inventories	180,292	168,967
Current income taxes	66,678	103,542
Other current assets and prepayments	115,683	107,029

Total current assets	3,082,013	3,008,241

Property, plant and equipment, net	420,385	426,501
Rental property and equipment, net	290,013	300,170

Finance receivables	1,228,294	1,265,220
Allowance for credit losses	(21,239)	(20,721)

Finance receivables, net	1,207,055	1,244,499

Investment in leveraged leases	258,905	251,006
Goodwill	2,331,022	2,306,793
Intangible assets, net	286,686	297,443
Non-current income taxes	134,564	130,601
Other assets	486,211	478,769

Total assets	$8,496,854	$8,444,023

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,757,372	$1,825,261
Current income taxes	206,134	192,924
Notes payable and current portion of long-term obligations	45,450	53,494
Advance billings	508,160	481,900

Total current liabilities	2,517,116	2,553,579

Deferred taxes on income	273,379	261,118
Tax uncertainties and other income tax liabilities	546,881	536,531
Long-term debt	4,236,437	4,239,248
Other non-current liabilities	651,761	653,758

Total liabilities	8,225,574	8,244,234

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 12)

Stockholders’ deficit:
Cumulative preferred stock, $50 par value, 4% convertible	4	4
Cumulative preference stock, no par value, $2.12 convertible	741	752
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	236,633	250,928
Retained earnings	4,293,198	4,282,316
Accumulated other comprehensive loss	(414,496)	(473,806)
Treasury stock, at cost (119,489,510 and 119,906,910 shares, respectively)	(4,464,508)	(4,480,113)

Total Pitney Bowes Inc. stockholders’ deficit	(25,090)	(96,581)

Total liabilities, noncontrolling interests and stockholders’ deficit	$8,496,854	$8,444,023

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,

	2011	2010

Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$90,898	$83,633
Restructuring charges and asset impairments, net of tax	17,306	13,527
Restructuring payments	(29,745)	(27,720)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,318	79,701
Stock-based compensation	3,918	5,055
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	51,868	60,369
(Increase) decrease in finance receivables	89,611	74,205
(Increase) decrease in inventories	(11,410)	(7,152)
(Increase) decrease in prepaid, deferred expense and other assets	(835)	(5,151)
Increase (decrease) in accounts payable and accrued liabilities	(79,362)	(61,488)
Increase (decrease) in current and non-current income taxes	66,915	57,312
Increase (decrease) in advance billings	22,100	21,694
Increase (decrease) in other operating capital, net	6,179	7,569

Net cash provided by operating activities	296,761	301,554

Cash flows from investing activities:
Short-term and other investments	(11,144)	242
Capital expenditures	(34,676)	(28,367)
Net investment in external financing	(1,560)	(1,400)
Reserve account deposits	(5,995)	(11,221)

Net cash used in investing activities	(53,375)	(40,746)

Cash flows from financing activities:
Decrease in notes payable, net	(7,700)	(121,994)
Proceeds from issuance of common stock	3,500	2,992
Dividends paid to common stockholders	(75,423)	(75,649)

Net cash used in financing activities	(79,623)	(194,651)

Effect of exchange rate changes on cash and cash equivalents	3,943	(1,954)

Increase in cash and cash equivalents	167,706	64,203
Cash and cash equivalents at beginning of period	484,363	412,737

Cash and cash equivalents at end of period	$652,069	$476,940

Cash interest paid	$77,558	$72,788

Cash income tax (refund) payments, net	$(19,503)	$24,820

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

1. Description of Business and Basis of Presentation

Description of Business

We offer a full suite of equipment, supplies, software, services and solutions for managing and integrating physical and digital communication channels. We conduct our business activities in seven reporting segments within two business groups: Small & Medium Business Solutions and Enterprise Business Solutions. See Note 14 for information regarding our reportable segments.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Pitney Bowes Inc. and its subsidiaries (PBI, the company, we, us, and our) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2010 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly our financial position at March 31, 2011 and December 31, 2010, our results of operations and cash flows for the three months ended March 31, 2011 and 2010 have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2011.

These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2010 (2010 Annual Report). Certain prior year amounts have been reclassified to conform with the current period presentation.

2. Recent Accounting Pronouncements

On January 1, 2011, new accounting guidance became effective addressing the accounting for revenue arrangements with multiple elements and certain revenue arrangements that include software. This guidance allows companies to allocate consideration in a multiple element arrangement in a way that better reflects the economics of the transaction and resulted in the elimination of the residual method. In addition, tangible products that have software components that are “essential to the functionality” of the tangible product were scoped out of the software revenue guidance. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows, nor did it result in any additional disclosures to the disclosures already included in our 2010 Annual Report. Refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report for further information.

3. Discontinued Operations

The loss from discontinued operations for the three months ended March 31, 2011 and 2010 of $1,882 and $3,130, respectively, relates to the accrual of interest on liabilities for uncertain tax positions retained in connection with the sale of our Capital Services business in 2006.

4. Inventories

Inventories at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010

Raw materials and work in process	$55,518	$46,664
Supplies and service parts	61,186	63,991
Finished products	63,588	58,312

Total	$180,292	$168,967

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

5. Intangible Assets and Goodwill

The components of our purchased intangible assets are as follows:

	March 31, 2011			December 31, 2010

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$457,236	$(238,345)	$218,891	$453,523	$(229,143)	$224,380
Supplier relationships	29,000	(16,917)	12,083	29,000	(16,192)	12,808
Software & technology	174,018	(124,201)	49,817	172,188	(118,390)	53,798
Trademarks & trade names	37,022	(31,504)	5,518	36,322	(30,224)	6,098
Non-compete agreements	7,999	(7,622)	377	7,845	(7,486)	359

Total intangible assets	$705,275	$(418,589)	$286,686	$698,878	$(401,435)	$297,443

Amortization expense for the three months ended March 31, 2011 and 2010 was $15 million and $16 million, respectively. The future amortization expense related to intangible assets as of March 31, 2011 is as follows:

Amount

Remaining for year ended December 31, 2011	$43,418
Year ended December 31, 2012	52,205
Year ended December 31, 2013	47,591
Year ended December 31, 2014	44,105
Year ended December 31, 2015	35,852
Thereafter	63,515

Total	$286,686

Actual amortization expense may differ from the amounts above due to, among other things, future acquisitions, impairments, accelerated amortization and flucuations in foreign currency exchange rates.

The changes in the carrying amount of goodwill, by reporting segment, for the three months ended March 31, 2011 is as follows:

	Balance at December 31, 2010 (1)	Acquired during the period	Other (2)	Balance at March 31, 2011

North America Mailing	$367,665	$—	$7,894	$375,559
International Mailing	176,928	—	9,286	186,214

Small & Medium Business Solutions	544,593	—	17,180	561,773

Production Mail	136,331	—	2,228	138,559
Software	678,101	—	(1,188)	676,913
Management Services	494,433	—	5,765	500,198
Mail Services	259,102	—	244	259,346
Marketing Services	194,233	—	—	194,233

Enterprise Business Solutions	1,762,200	—	7,049	1,769,249

Total	$2,306,793	$—	$24,229	$2,331,022

(1) Prior year amounts have been reclassified to conform to the current year presentation.
(2) “Other” is primarily foreign currency translation adjustments.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

6. Long-term Debt

There have been no significant changes to long-term debt since December 31, 2010.

In April 2011, we entered into two interest rate swap agreements with an aggregate notional value of $450 million to effectively convert the fixed rate interest payments on our $450 million 4.875% notes due in 2014 into variable rates. Under the terms of these agreements, we will pay a weighted-average variable rate based on three month LIBOR plus 305 basis points and receive fixed rate payments of 4.875%.

7. Income Taxes

The effective tax rate for the three months ended March 31, 2011 and 2010 was 30.9% and 45.8%, respectively. The effective tax rate for the three months ended March 31, 2011 includes a $9 million tax benefit arising from a favorable conclusion of a foreign tax examination and a $2 million charge from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees. The effective tax rate for the three months ended March 31, 2010 included a $9 million charge from the write-off of deferred tax assets related to the U.S. health care reform legislation that eliminated the tax deduction for retiree health care costs to the extent of federal subsidies received by companies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage and a $9 million charge from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees.

We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. Determining the appropriate level of tax reserves requires us to exercise judgement regarding the uncertain application of tax law. The amount of reserves is adjusted when information becomes available or when an event occurs indicating a change in the reserve is appropriate. Future changes in tax reserve requirements could have a material impact on our results of operations.

We are continually under examination by tax authorities in the United States, other countries and local jurisdictions in which we have operations. The current IRS exam of tax years 2001-2004 is estimated to be completed within the next year and the examination of years 2005-2008 within the next two years. In connection with the 2001-2004 exam, we have received notices of proposed adjustments to our filed returns and are involved in negotiations to settle all issues in dispute. In connection with the 2005-2008 exam, we have begun to receive notices of proposed adjustments to our filed returns. A variety of post-2000 tax years remain subject to examination by other tax authorities, including the U.K., Canada, France, Germany and various U.S. states. It is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to one-third of our unrecognized tax benefits. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flows.

8. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)

In 2009, Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary of ours, issued 300,000 shares, or $300 million, of perpetual voting preferred stock (the Preferred Stock) to certain outside institutional investors. The holders of the Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the company. The Preferred Stock is entitled to cumulative dividends at a rate of 6.125% for a period of seven years after which it becomes callable and, if it remains outstanding, will yield a dividend that increases by 50% every six months thereafter.

The carrying value of the Preferred Stock is reported as Noncontrolling interests (Preferred stockholders’ equity in subsidiaries) on the Condensed Consolidated Balance Sheets. Preferred Stock dividends are reported in the Condensed Consolidated Statements of Income as Preferred stock dividends of subsidiaries attributable to noncontrolling interests. No dividends were in arrears at March 31, 2011 or December 31, 2010.

There was no change in the carrying value of noncontrolling interests during the period ended March 31, 2011 or the year ended December 31, 2010.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

9. Comprehensive Income

Comprehensive income for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,

	2011	2010

Net income	$86,304	$79,039
Other comprehensive income, net of tax:
Foreign currency translation adjustments	50,817	(33,343)
Net unrealized (loss) gain on derivatives	(51)	320
Net unrealized (loss) gain on investment securities	(125)	144
Amortization of pension and postretirement costs	8,669	7,025

Comprehensive income	$145,614	$53,185

10. Fair Value Measurements and Derivative Instruments

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

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2011 and December 31, 2010, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy.

	March 31, 2011

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds / commercial paper	$449,258	$9,208	$—	$458,466
Equity securities	—	24,582	—	24,582
Debt securities - U.S. and foreign governments, agencies and municipalities	82,460	32,652	—	115,112
Debt securities - corporate	—	28,880	—	28,880
Asset-backed securities	—	1,823	—	1,823
Mortgage-backed securities	—	106,189	—	106,189
Derivatives
Interest rate swaps	—	8,860	—	8,860
Foreign exchange contracts	—	2,330	—	2,330

Total assets	$531,718	$214,524	$—	$746,242

Liabilities:
Derivatives
Foreign exchange contracts	$—	$4,973	$—	$4,973

Total liabilities	$—	$4,973	$—	$4,973

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	December 31, 2010

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds / commercial paper	$256,074	$1,531	$—	$257,605
Equity securities	—	23,410	—	23,410
Debt securities - U.S. and foreign governments, agencies and municipalities	74,425	30,725	—	105,150
Debt securities - corporate	—	22,262	—	22,262
Asset-backed securities	—	1,490	—	1,490
Mortgage-backed securities	—	104,989	—	104,989
Derivatives
Interest rate swaps	—	10,280	—	10,280
Foreign exchange contracts	—	2,887	—	2,887

Total assets	$330,499	$197,574	$—	$528,073

Liabilities:
Derivatives
Foreign exchange contracts	$—	$6,907	$—	$6,907

Total liabilities	$—	$6,907	$—	$6,907

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

Investment securities include investments held by The Pitney Bowes Bank (PBB). PBB, a wholly-owned subsidiary, is a Utah-chartered Industrial Loan Company (ILC). The bank’s investments at March 31, 2011 were $302 million. These investments were reported on the Condensed Consolidated Balance Sheets as cash and cash equivalents of $95 million, short-term investments of $28

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

million and other assets of $179 million. The bank’s investments at December 31, 2010 were $246 million and were reported as cash and cash equivalents of $61 million, short-term investments of $27 million and other assets of $158 million.

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

The following is a summary of our derivative fair values at March 31, 2011 and December 31, 2010:

		Fair Value

Designation of Derivatives	Balance Sheet Location	March 31, 2011	December 31, 2010

Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$4	$160
	Other assets:
	Interest rate swaps	8,860	10,280
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	1,146	716
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	2,326	2,727
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	3,827	6,191

	Total Derivative Assets	$11,190	$13,167
	Total Derivative Liabilities	4,973	6,907

	Total Net Derivative Assets	$6,217	$6,260

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in earnings.

At March 31, 2011, we have outstanding interest rate swaps with an aggregate notional value of $400 million that effectively convert fixed rate interest payments on $400 million, 4.625% fixed rate notes due in 2012, into variable interest rates. We pay a weighted-average variable rate based on one month LIBOR plus 249 basis points and receive a fixed rate of 4.625%. At March 31, 2011 and December 31, 2010, the fair value of the interest rate swaps was an asset of $9 million and $10 million, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The following represents the results of fair value hedging relationships for the three months ended March 31, 2011 and 2010:

		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings

Derivative Instrument	Location of Gain (Loss)	2011	2010	2011	2010

Interest rate swaps	Interest expense	$1,733	$4,530	$(4,625)	$(8,125)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts arising from the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in other comprehensive income in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At March 31, 2011 and December 31, 2010, we had outstanding contracts associated with these anticipated transactions with a notional amount of $25 million. The fair value of these contracts at March 31, 2011 and December 31, 2010 was a liability of $1 million.

As of March 31, 2011, substantially all of the net derivative loss recognized in AOCI will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges for the three months ended March 31, 2011 and 2010.

The following represents the results of cash flow hedging relationships for the three months ended March 31, 2011 and 2010:

	Derivative Gain (Loss) Recognized in OCI (Effective Portion)			Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)

			Location of Gain (Loss) (Effective Portion)
Derivative Instrument	2011	2010		2011	2010

Foreign exchange contracts	$(315)	$13	Revenue	$(9)	$162
			Cost of sales	(262)	(178)

				$(271)	$(16)

We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market on the derivatives are both recorded in earnings. At March 31, 2011, outstanding foreign exchange contracts to buy or sell various currencies had a net liability value of $2 million. The contracts will mature by June 30, 2011. At December 31, 2010, outstanding foreign exchange contracts to buy or sell various currencies had a net liability value of $3 million.

The following represents the results of our non-designated derivative instruments for the three months ended March 31, 2011 and 2010:

		Derivative Gain (Loss) Recognized in Earnings

Derivatives Instrument	Location of Derivative Gain (Loss)	2011	2010

Foreign exchange contracts	Selling, general and administrative expense	$(7,242)	$(7,135)

Credit-Risk-Related Contingent Features
Certain of our derivative instruments contain provisions that would require us to post collateral upon a significant downgrade in our long-term senior unsecured debt ratings. At March 31, 2011, our long-term senior unsecured debt ratings were BBB+ / A2. Based on derivative values at March 31, 2011, we would have been required to post $3 million in collateral if our long-term senior unsecured debt ratings had fallen below BB- / Ba3.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The carrying values and estimated fair values of our remaining financial instruments at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011		December 31, 2010

	Carrying value (1)	Fair value	Carrying value (1)	Fair value

Investment securities	$733,134	$735,052	$512,771	$514,906
Loans receivable	$437,709	$437,709	$459,235	$459,235
Derivatives, net	$6,217	$6,217	$6,260	$6,260
Long-term debt	$(4,270,859)	$(4,414,573)	$(4,301,337)	$(4,388,923)

(1) Carrying value includes accrued interest and deferred fee income, where applicable.

The fair value of long-term debt is estimated based on quoted market prices for the identical issue when traded in an active market. When a quoted market price is not available, the fair value is determined using rates currently available to the company for debt with similar terms and remaining maturities.

11. Restructuring Charges and Asset Impairments

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

During the three months ended March 31, 2011, we recorded pre-tax restructuring charges and asset impairments associated with this program of $27 million, which included $21 million for employee severance and benefit costs, a $3 million pension and retiree medical charge as workforce reductions caused the elimination of a significant amount of future service requiring us to recognize a portion of the prior service costs and actuarial losses and other exit costs of $3 million. Through March 31, 2011, the cumulative charges for this program are $277 million. The majority of the liability at March 31, 2011 is expected to be paid from cash generated from operations.

Activity in the reserves for the restructuring actions taken in connection with the 2009 program for the three months ended March 31, 2011 is as follows:

	Severance and benefits costs	Pension and Retiree Medical	Other exit costs	Total

Balance at January 1, 2011	$88,169	$—	$6,787	$94,956

Expenses	20,408	3,011	3,379	26,798
Cash payments	(22,213)	—	(5,032)	(27,245)
Non-cash charges	—	(3,011)	—	(3,011)

Balance at March 31, 2011	$86,364	$—	$5,134	$91,498

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

2007 Program

In 2007, we announced a program to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. The program included charges primarily associated with older equipment that we had stopped selling upon transition to the new generation of fully digital, networked, and remotely-downloadable equipment.

Activity in the reserves for the restructuring actions taken in connection with the 2007 program for the three months ended March 31, 2011 is as follows:

	Severance and benefits costs	Other exit costs	Total

Balance at January 1, 2011	$13,470	$4,774	$18,244

Expenses	(586)	(188)	(774)
Cash payments	(1,991)	(509)	(2,500)

Balance at March 31, 2011	$10,893	$4,077	$14,970

12. Commitments and Contingencies

In the ordinary course of business, we are routinely defendants in, or party to a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with customers; or disputes with employees. Some of these actions may be brought as a purported class action on behalf of a purported class of employees, customers or others.

Our wholly-owned subsidiary, Imagitas, Inc., is a defendant in several purported class actions initially filed in five different states. These lawsuits have been coordinated in the U.S. District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleges that the Imagitas DriverSource program violated the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas entered into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assisted the state in performing its governmental function of delivering these mailings and funding the costs of them. The plaintiffs in these actions were seeking statutory damages under the DPPA. On December 21, 2009, the Eleventh Circuit Court affirmed the District Court’s summary judgment decision in Rine, et al. v. Imagitas, Inc. (U.S. District Court, Middle District of Florida, filed August 1, 2006), which ruled in Imagitas’ favor and dismissed that litigation. That decision is now final, with no further appeals available. With respect to the remaining state cases, Imagitas filed its motion to dismiss these cases on October 8, 2010. Plaintiff’s opposition brief was filed on December 6, 2010, and Imagitas filed its reply brief on December 22, 2010. Although the plaintiffs are still contending that the cases filed in Ohio and Missouri can proceed, they have admitted in their response that the reasoning in the Rine decision does require that actions based on Minnesota and New York laws be dismissed. We are awaiting a decision by the District Court on the motion to dismiss.

On October 28, 2009, the company and certain of its current and former officers were named as defendants in NECA-IBEW Health & Welfare Fund v. Pitney Bowes Inc. et al., a class action lawsuit filed in the U.S. District Court for the District of Connecticut. The complaint asserts claims under the Securities Exchange Act of 1934 on behalf of those who purchased the common stock of the company during the period between July 30, 2007 and October 29, 2007 alleging that the company, in essence, missed two financial projections. Plaintiffs filed an amended complaint on September 20, 2010. On December 3, 2010, defendants moved to dismiss the complaint. The parties have completed briefing on this motion and the motion is now pending before the court.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

13. Finance Assets

Finance Receivables

Finance receivables are comprised of sales-type lease receivables and unsecured revolving loan receivables. Sales-type leases are generally due in monthly, quarterly or semi-annual installments over periods ranging from three to five years. Loan receivables arise primarily from financing services offered to our customers for postage and related supplies. Loan receivables are generally due each month; however, customers may rollover outstanding balances. The components of finance receivables at March 31, 2011 and December 31, 2010 are shown in the tables below. Finance receivables of our Canadian operations were previously included in the International segment. In line with changes made in our segment presentation (see Note 14), Canadian finance receivables are now included with U.S. finance receivables in the North America segment. Prior year disclosures have been reclassified to conform to the current year presentation.

	March 31, 2011

	North America	International	Total

Sales-type lease receivables
Gross finance receivables	$1,878,235	$478,807	$2,357,042
Unguaranteed residual values	218,944	21,479	240,423
Unearned income	(386,358)	(110,500)	(496,858)
Allowance for credit losses	(28,700)	(13,661)	(42,361)

Net investment in sales-type lease receivables	1,682,121	376,125	2,058,246

Loan receivables
Loan receivables	421,785	42,783	464,568
Allowance for credit losses	(24,523)	(2,336)	(26,859)

Net investment in loan receivables	397,262	40,447	437,709

Net investment in finance receivables	$2,079,383	$416,572	$2,495,955

	December 31, 2010

	North America	International	Total

Sales-type lease receivables
Gross finance receivables	$1,940,833	$474,895	$2,415,728
Unguaranteed residual values	235,392	20,333	255,725
Unearned income	(415,891)	(107,592)	(523,483)
Allowance for credit losses	(27,792)	(13,318)	(41,110)

Net investment in sales-type lease receivables	1,732,542	374,318	2,106,860

Loan Receivables
Loan receivables	453,362	34,193	487,555
Allowance for credit losses	(26,208)	(2,112)	(28,320)

Net investment in loan receivables	427,154	32,081	459,235

Net investment in finance receivables	$2,159,696	$406,399	$2,566,095

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Activity in the allowance for credit losses for three months ended March 31, 2011 is as follows:

	Allowance for Credit Losses

	Sales-type Lease Receivables		Loan Receivables

	North America	International	North America	International	Total

Balance January 1, 2011	$27,792	$13,318	$26,208	$2,112	$69,430

Amounts charged to expense	4,263	2,052	2,098	546	8,959
Accounts written off	(3,355)	(1,709)	(3,783)	(322)	(9,169)

Balance March 31, 2011	$28,700	$13,661	$24,523	$2,336	$69,220

The aging of finance receivables at March 31, 2011 and December 31, 2010 is as follows:

	Sales-type Lease Receivables		Loan Receivables

	North America	International	North America	International	Total

March 31, 2011
< 31 days past due	$1,787,758	$449,665	$399,381	$37,010	$2,673,814
> 30 days and < 61 days	35,298	10,185	12,120	3,877	61,480
> 60 days and < 91 days	25,548	6,417	4,423	1,071	37,459
> 90 days and < 121 days	6,759	4,032	2,519	350	13,660
> 120 days	22,872	8,508	3,342	475	35,197

TOTAL	$1,878,235	$478,807	$421,785	$42,783	$2,821,610

Past due amounts > 90 days
Still accruing interest	$6,759	$4,032	$—	$—	$10,791
Not accruing interest	22,872	8,508	5,861	825	38,066

TOTAL	$29,631	$12,540	$5,861	$825	$48,857

December 31, 2010
< 31 days past due	$1,831,655	$447,459	$430,042	$32,389	$2,741,545
> 30 days and < 61 days	45,234	10,018	12,081	1,149	68,482
> 60 days and < 91 days	29,380	4,743	4,711	325	39,159
> 90 days and < 121 days	8,654	3,985	2,712	192	15,543
> 120 days	25,910	8,690	3,816	138	38,554

TOTAL	$1,940,833	$474,895	$453,362	$34,193	$2,903,283

Past due amounts > 90 days
Still accruing interest	$8,654	$3,985	$—	$—	$12,639
Not accruing interest	25,910	8,690	6,528	330	41,458

TOTAL	$34,564	$12,675	$6,528	$330	$54,097

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; table amounts in thousands of dollars, unless otherwise noted)

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

The table below shows the North American portfolio at March 31, 2011 and December 31, 2010 by relative risk class (low, medium and high) based on the relative scores of the accounts within each class. A fourth class is shown for accounts that are not scored. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent. Absence of a score is not indicative of the credit quality of the account.

-	Low risk accounts are companies with very good credit risk
-	Medium risk accounts are companies with average to good credit risk
-	High risk accounts are companies with poor credit risk, are delinquent or are at risk of becoming delinquent

Although the relative score of accounts within each class is used as a factor for determining the establishment of a customer credit limit, it is not indicative of our actual history of losses due to the business essential nature of our products and services.

The aging schedule included above, showing approximately 1.7% of the portfolio as greater than 90 days past due, and the roll-forward schedule of the allowance for credit losses, showing the actual losses for the three months ended March 31, 2011 are more representative of the potential loss performance of our portfolio than relative risk based on scores, as defined by the third party.

	March 31, 2011	December 31, 2010

Sales-type lease receivables
Risk Level
Low	$1,098,776	$1,191,682
Medium	547,630	512,419
High	55,067	60,755
Not Scored	176,762	175,977

Total	$1,878,235	$1,940,833

Loan receivables
Risk Level
Low	$37,781	$33,810
Medium	232,721	268,348
High	129,914	149,381
Not Scored	21,369	1,823

Total	$421,785	$453,362

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Leveraged Leases

Our investment in leveraged lease assets consists of the following:

	March 31, 2011	December 31, 2010

Rental receivables	$1,845,039	$1,802,107
Unguaranteed residual values	14,499	14,141
Principal and interest on non-recourse loans	(1,405,765)	(1,373,651)
Unearned income	(194,868)	(191,591)

Investment in leveraged leases	258,905	251,006
Less: deferred taxes related to leveraged leases	(197,554)	(192,128)

Net investment in leveraged leases	$61,351	$58,878

The components of income from leveraged leases for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,

	2011	2010

Pre-tax leveraged lease income	$1,536	$1,375
Income tax effect	(82)	(75)

Income from leveraged leases	$1,454	$1,300

14. Segment Information

We conduct our business activities in seven reporting segments within two business groups, Small & Medium Business Solutions and Enterprise Business Solutions. As a result of certain organizational changes that became effective January 1, 2011, we have reclassified certain 2010 amounts to conform to the current year presentation. The principal products and services of each of our reporting segments are as follows:

Small & Medium Business Solutions:

North America Mailing: Includes the U.S. and Canadian revenue and related expenses from the sale, rental and financing of our mail finishing, mail creation, shipping equipment and software; supplies; support and other professional services; and payment solutions.

International Mailing: Includes the revenue and related expenses from the sale, rental and financing of our mail finishing, mail creation, shipping equipment and software; supplies; support and other professional services; and payment solutions outside North America.

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

Earnings before interest and taxes (EBIT), a non-GAAP measure, is determined by deducting from segment revenue the related costs and expenses attributable to the segment. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally managed across the entire company on a consolidated basis, general corporate expenses, restructuring charges and asset impairments. EBIT is also used for purposes of measuring the performance of our management team.

Revenue and EBIT by business segment for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,

	2011	2010

Revenue:
North America Mailing	$509,039	$534,663
International Mailing	170,533	172,023

Small & Medium Business Solutions	679,572	706,686

Production Mail	131,606	125,879
Software	95,985	81,007
Management Services	241,624	254,616
Mail Services	144,283	148,023
Marketing Services	29,999	32,022

Enterprise Business Solutions	643,497	641,547

Total revenue	$1,323,069	$1,348,233

	Three Months Ended March 31,

	2011	2010

EBIT:
North America Mailing	$179,661	$186,274
International Mailing	23,193	20,442

Small & Medium Business Solutions	202,854	206,716

Production Mail	7,174	11,907
Software	5,512	3,784
Management Services	21,029	20,092
Mail Services	10,265	25,277
Marketing Services	4,160	4,522

Enterprise Business Solutions	48,140	65,582

Total EBIT	250,994	272,298

Unallocated amounts:
Interest, net (1)	(50,595)	(48,834)
Corporate expenses	(40,201)	(42,734)
Restructuring charges and asset impairments	(26,024)	(20,722)

Income from continuing operations before income taxes	$134,174	$160,008

(1)	Interest, net includes financing interest expense, other interest expense and interest income.

15. Pensions and Other Benefit Programs

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three months ended March 31, 2011 and 2010 are as follows:

	United States		Foreign

	Three Months Ended March 31,		Three Months Ended March 31,

	2011	2010	2011	2010

Service cost	$5,023	$5,717	$1,885	$1,775
Interest cost	21,939	22,796	7,057	6,929
Expected return on plan assets	(29,818)	(31,035)	(7,945)	(7,238)
Amortization of transition credit	—	—	(2)	(2)
Amortization of prior service cost (credit)	36	(632)	44	69
Recognized net actuarial loss	9,414	8,072	2,738	2,543
Settlement	392	—	—	—
Curtailment	1,702	2,881	—	—

Net periodic benefit cost (1)	$8,688	$7,799	$3,777	$4,076

(1) Includes $2 million charged to restructuring reserves in 2011 for the U.S. plan. See Note 11 for further information.

As we previously disclosed in our 2010 Annual Report, we expect to contribute up to $130 million and $15 million to our U.S. and foreign pension plans, respectively, during 2011. As of March 31, 2011, $2 million and $6 million have been contributed to the U.S. and foreign pension plans, respectively. We will reassess our funding alternatives as the year progresses.

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,

	2011	2010

Service cost	$871	$930
Interest cost	3,471	3,398
Amortization of prior service credit	(565)	(628)
Amortization of net loss	1,994	1,663
Special termination benefits	67	—
Curtailment	850	—

Net periodic benefit cost (1)	$6,688	$5,363

(1) Includes $1 million charged to restructuring reserves in 2011 for the U.S. plan. See Note 11 for further information.

For the three months ended March 31, 2011 and 2010, we made $6 million and $7 million of contributions, respectively, representing benefit payments.

16. Earnings per Share

The calculation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 is presented below.

	Three Months Ended March 31,

	2011	2010

Numerator:
Amounts attributable to common stockholders:
Income from continuing operations, net of tax	$88,186	$82,169
Loss from discontinued operations	(1,882)	(3,130)

Net income (numerator for diluted EPS)	86,304	79,039
Less: Preference stock dividend	(15)	(17)

Income attributable to common stockholders (numerator for basic EPS)	$86,289	$79,022

Denominator (in thousands):
Weighted-average shares used in basic EPS	203,690	207,333
Effect of dilutive shares:
Preferred stock	2	2
Preference stock	455	525
Stock options and stock purchase plans	48	22
Other stock plans	—	22

Weighted-average shares used in diluted EPS	204,195	207,904

Basic earnings per share:
Income from continuing operations	$0.43	$0.40
Loss from discontinued operations	(0.01)	(0.02)

Net income	$0.42	$0.38

Diluted earnings per share:
Income from continuing operations	$0.43	$0.40
Loss from discontinued operations	(0.01)	(0.02)

Net income	$0.42	$0.38

Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	14,337	16,128

On February 14, 2011, we granted approximately 1.3 million stock options and 0.6 million restricted stock units to employees.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements contained in this report and our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2010 (2010 Annual Report). All table amounts are presented in millions of dollars, unless otherwise stated.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as “estimate”, “target”, “project”, “plan”, “believe”, “expect”, “anticipate”, “intend”, and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	negative developments in economic conditions, including adverse impacts on customer demand
•	changes in postal or banking regulations
•	timely development and acceptance of new products
•	declining physical mail volumes
•	success in gaining product approval in new markets where regulatory approval is required
•	successful entry into new markets
•	mailers’ utilization of alternative means of communication or competitors’ products
•	our success at managing customer credit risk
•	our success at managing costs associated with our strategy of outsourcing functions and operations not central to our business
•	changes in interest rates
•	foreign currency fluctuations
•	cost, timing and execution of our transformation plans including any potential asset impairments
•	regulatory approvals and satisfaction of other conditions to consummate and integrate any acquisitions
•	interrupted use of key information systems
•	changes in international or national political conditions, including any terrorist attacks
•	intellectual property infringement claims
•	impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents
•	third-party suppliers’ ability to provide product components, assemblies or inventories
•	negative income tax adjustments or other regulatory levies for prior audit years and changes in tax laws or regulations
•	changes in pension, health care and retiree medical costs
•	changes in privacy laws
•	acts of nature, fire, explosions and other disasters beyond our control

Overview

For the first quarter 2011, revenue decreased 2% to $1,323 million compared to the prior year. During the quarter, equipment sales and software revenue increased 1% and 19%, respectively, compared to the prior year; however, these increases were offset by declines in rental revenue (8%), financing revenue (5%), supplies revenue (3%) and business services revenue (4%). Foreign currency translation and acquisitions each had a 1% favorable impact on revenue.

In February 2011, our largest mail presort facility located in Dallas, Texas was destroyed by a fire. As a result, we were unable to process customer mail and estimate that both revenue and EBIT for the quarter were negatively impacted by approximately $7 million. We expect that the lost revenue contribution and costs related to outfitting a new facility will be covered by insurance proceeds. The new facility is expected to be operational in the second quarter. We received a $15 million advance on insurance proceeds early in the second quarter 2011.

The recent earthquake and related tsunami disasters in Japan had minimal impact on our first quarter results. Our business in Japan represents approximately one percent of our total revenue. Our product supply operations during the quarter were also not impacted by the events in Japan and based on current conditions, are not expected to be impacted through the first half of the year. We are actively working with our supply chain partners and have a number of strategies in place to mitigate potential disruptions in the second half of the year.

Net income from continuing operations attributable to common stockholders was $88 million, or $0.43 per diluted share in the quarter compared to $82 million or $0.40 per diluted share in the prior year.

We generated $297 million in cash from operations, which was used primarily to pay $75 million of dividends to our common stockholders, fund capital investments of $35 and reduce debt by $8 million.

Outlook

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

Our growth strategies focus on leveraging our expertise in physical communications with our expanding capabilities in digital and hybrid communications. We see long-term opportunities in delivering products, software, services and solutions that help customers grow their business by more effectively managing their physical and digital communications with their customers.

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

RESULTS OF OPERATIONS

First Quarter 2011 compared to First Quarter 2010

Business segment results

We conduct our business activities in seven reporting segments within two business groups, Small & Medium Business Solutions (SMB Solutions) and Enterprise Business Solutions (EB Solutions). The following table shows revenue and EBIT by business segment for the three months ended March 31, 2011 and 2010. EBIT, a non-GAAP measure, is determined by deducting from segment revenue the related costs and expenses attributable to the segment. EBIT is useful to management in demonstrating the operational profitability of the segments by excluding interest and taxes, which are generally managed across the entire company on a consolidated basis, general corporate expenses, restructuring charges and asset impairments. EBIT is also used for purposes of measuring the performance of our management team. Refer to Note 14 to the Condensed Consolidated Financial Statements for a reconciliation of segment amounts to income from continuing operations before income taxes.

	Revenue			EBIT

	Three Months Ended March 31,			Three Months Ended March 31,

	2011	2010	% change	2011	2010	% change

North America Mailing	$509	$535	(5)%	$180	$186	(4)%
International Mailing	171	172	(1)%	23	20	13%

SMB Solutions	680	707	(4)%	203	206	(2)%

Production Mail	132	126	5%	7	12	(40)%
Software	96	81	18%	6	4	46%
Management Services	241	254	(5)%	21	20	5%
Mail Services	144	148	(3)%	10	25	(59)%
Marketing Services	30	32	(6)%	4	5	(8)%

EB Solutions	643	641	—%	48	66	(27)%

Total	$1,323	$1,348	(2)%	$251	$272	(8)%

Small & Medium Business Solutions

During the quarter, Small & Medium Business Solutions revenue decreased 4% to $680 million and EBIT decreased 2% to $203 million, compared to prior year. Within Small & Medium Business Solutions during the quarter:

North America Mailing revenue decreased 5% to $509 million compared to the prior year. The revenue decrease was driven primarily by lower financing, rental, supplies and service revenues. The decrease in financing revenue is due to a decline in our leasing portfolio from reduced equipment sales in prior periods. Rental, supplies and service revenues were lower than prior year due to fewer placements of new meters. Equipment sales also declined slightly due to a realignment during the quarter of certain select customers to alternate sales channels that will best serve their needs as we offer more online products and services. Equipment sales were also negatively impacted by lease extensions and reduced volumes of mail processed. Foreign currency translation had a less than 1% favorable impact on revenue. EBIT decreased 4% to $180 million, compared to prior year, primarily due to the declines in revenue.

International Mailing revenue decreased 1% to $171 million compared to prior year, and included a 2% favorable impact from foreign currency translation. The decline in revenue was primarily due to lower rental revenue in France driven by fewer new meter placements in prior periods and a decline in supplies revenue in the United Kingdom due to lower ink sales caused by reduced mail volumes. EBIT increased 13% to $23 million compared to the prior year, primarily due to the favorable impact of foreign currency translation of 3% and a favorable adjustment to a legal reserve associated with our Latin America operations, partly offset by the lower revenue.

Enterprise Business Solutions

During the quarter, Enterprise Business Solutions revenue was flat at $643 million and EBIT decreased 27% to $48 million, compared to prior year. Within Enterprise Business Solutions during the quarter:

Production Mail revenue increased 5% over the prior year to $132 million due to sales of inserting equipment in the United States and production print equipment, which was introduced in the second half of 2010. Demand for inserting equipment outside of North

America continues to be adversely impacted by economic uncertainty. Foreign currency translation had a 1% favorable impact on revenue. Production Mail EBIT decreased 40% to $7 million compared to the prior year primarily due to investments of $4 million in the development of Volly TM, our secure digital mail delivery service, as well as a change in the product sales mix and investments associated with production print equipment.

Software revenue increased 18% over the prior year to $96 million. The increase was due to higher licensing revenue in the United States and Asia Pacific regions. Additionally, acquisitions accounted for 8% of the increase and foreign currency translation accounted for 3% of the increase. We continue to expand our multi-year software license offerings and recurring revenue streams from term licenses. Software EBIT increased 46% to $6 million primarily due to the higher revenue.

Management Services revenue decreased 5% to $241 million compared to the prior year. Revenue was adversely impacted by lower business activity in prior periods. Management Services EBIT increased 5% to $21 million, primarily due to our ongoing productivity initiatives.

Mail Services revenue decreased 3% to $144 million and EBIT decreased 59% to $10 million compared to the prior year. The fire that disrupted operations at our Dallas mail presort facility adversely impacted revenue and EBIT by 5% and 29%, respectively. Mail Services revenue and EBIT were also adversely impacted by lower shipping volumes coupled with higher shipping rates charged by international carriers in our International Mail Services business. The decreases in revenue were partially offset by acquisitions completed after the first quarter 2010, which increased revenue by 6%.

Marketing Services revenue decreased 6% to $30 million compared to the prior year period primarily due to lower household moves compared to the prior year and a transition to a recently introduced online service for movers. EBIT decreased 8% to $4 million primarily due to the decrease in revenue and investments made in our new online service.

Revenues and Cost of revenues by source

The following tables show revenues and costs of revenues by source for the three months ended March 31, 2011 and 2010:

Revenues by source

	Three Months Ended March 31,

	2011	2010	% change

Equipment sales	$242	$239	1%
Supplies	83	85	(3)%
Software	99	84	19%
Rentals	143	155	(8)%
Financing	154	163	(5)%
Support services	179	180	(1)%
Business services	423	442	(4)%

Total revenue	$1,323	$1,348	(2)%

Costs and expenses

	Three Months Ended March 31,

			Percentage of Revenue

	2011	2010	2011	2010

Cost of equipment sales	$115	$106	47.5%	44.2%
Cost of supplies	26	25	31.6%	29.7%
Cost of software	25	21	25.3%	25.3%
Cost of rentals	33	37	22.8%	23.8%
Financing interest expense	23	22	15.1%	13.5%
Cost of support services	115	115	64.5%	63.7%
Cost of business services	334	330	78.8%	74.8%

Total cost of revenues	$671	$656	50.7%	48.7%

Equipment sales
Equipment sales revenue increased 1% to $242 million compared to the prior year. Foreign currency translation had a positive impact of 2%. Equipment sales were up 6% in Production Mail primarily driven by new placement of production print equipment offset by lower equipment sales of 3% in North America Mailing and 2% in International Mailing.

Cost of equipment sales as a percentage of revenue increased to 47.5% compared to 44.2% in the prior year primarily due to the higher mix of lower margin product sales in our North America Mailing and Production Mail businesses.

Supplies
Supplies revenue decreased 3% to $83 million compared to the prior year. Foreign currency translation had a 1% favorable impact. The overall decline was due to lower supplies usage resulting from lower mail volumes and fewer installed meters worldwide.

Cost of supplies as a percentage of revenue was 31.6% compared with 29.7% in the prior year primarily due to the increasing mix of lower margin supplies sales.

Software
Software revenue increased 19% to $99 million compared to the prior year. The increase was due to higher licensing revenue in the United States and Asia Pacific regions. Additionally, acquisitions accounted for 8% of the increase and foreign currency translation accounted for an additional 3% increase.

Cost of software as a percentage of revenue was unchanged at 25.3% compared with the prior year.

Rentals
Rentals revenue decreased 8% to $143 million compared to prior year as customers in the United States continue to downsize to smaller, fully featured machines and fewer installed meters. The weak economic conditions have also impacted our International rental markets, specifically in France. Foreign currency translation had a favorable impact of less than 1%.

Cost of rentals as a percentage of revenue improved to 22.8% compared with 23.8% in the prior year primarily due to lower depreciation associated with higher levels of lease extensions.

Financing
Financing revenue decreased 5% to $154 million compared to the prior year. Lower equipment sales in prior periods have resulted in a decline in our worldwide lease portfolio. Foreign currency translation had a favorable impact of 1%.

Financing interest expense as a percentage of revenue increased to 15.1% compared to 13.5% in the prior year. The increase is principally due to a higher overall effective interest rate. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenues, we assumed a 10:1 leveraging ratio of debt to equity and applied our overall effective interest rate to the average outstanding finance receivables.

Support Services
Support services revenue decreased 1% to $179 million compared to the prior year. Foreign currency translation had a 1% favorable impact. The lower revenue is due to lower new mailing equipment placements in the United States.

Cost of support services as a percentage of revenue increased to 64.5% compared with 63.7% in the prior year primarily due to a more complex installation process associated with the Connect+TM product.

Business Services
Business services revenue decreased 4% to $423 million compared to the prior year. Foreign currency translation had a less than 1% favorable impact. The lower revenue is primarily driven by reduced volumes at Management Services from the loss of several large postal contracts during 2010 and the lost revenue from the fire in our mail presort facility in Dallas.

Cost of business services as a percentage of revenue increased to 78.8% compared with 74.8% in the prior year primarily due to the lower revenues and higher shipping costs in our International Mail Services businesses.

Selling, general and administrative (SG&A)

SG&A expenses decreased $13 million, or 3% primarily due to our cost reduction initiatives. Acquisitions completed after the first quarter 2010 increased SG&A by $4 million and foreign currency translation had a $3 million unfavorable impact. As a percentage of revenue, SG&A was 32.5% compared with 32.9% in the prior year.

Research and development

Research and development expenses decreased $6 million, or 15% from the prior year due to cost reduction initiatives and the completion of development work for Connect+ TM, which was launched in 2010.

Restructuring charges and asset impairments

See Note 11 to the unaudited Condensed Consolidated Financial Statements.

Income taxes

See Note 7 to the unaudited Condensed Consolidated Financial Statements.

Discontinued operations

See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests

See Note 8 to the unaudited Condensed Consolidated Financial Statements.

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

Cash Flow Summary

The change in cash and cash equivalents is as follows:

	Three Months Ended March 31,

	2011	2010

Net cash provided by operating activities	$297	$302
Net cash used in investing activities	(53)	(41)
Net cash used in financing activities	(80)	(195)
Effect of exchange rate changes on cash and cash equivalents	4	(2)

Increase in cash and cash equivalents	$168	$64

2011 Cash Flows
Net cash provided by operating activities consists primarily of net income, non-cash items and changes in operating assets and liabilities. Cash provided by operating activities for the three months ended March 31, 2011 included decreases in finance receivable and accounts receivable balances of $90 million and $52 million, respectively. Due to declining equipment sales, finance receivables have declined as cash collections exceed the financing of new business. Similarly, accounts receivables have declined primarily due to cash collections in excess of new billings. In addition, the timing of tax payments and tax refunds received contributed $67 million. Partially offsetting these positive impacts was $30 million in restructuring payments and a reduction in accounts payable and accrued liabilities of $79 million primarily due to the timing of payments.

Net cash used in investing activities consisted of capital expenditures of $35 million and the net purchase of investment securities of $11 million.

Net cash used in financing activities consisted primarily of dividends paid to common stockholders of $75 million and net payments on commercial paper borrowings of $8 million.

2010 Cash Flows
Cash provided by operating activities for the three months ended March 31, 2010 included $74 million and $60 million from decreases in finance receivable and accounts receivable balances, respectively. The decrease in finance receivables is due to the decline in the finance receivables portfolio as a result of reduced equipment sales from prior periods. The decrease in accounts receivable is primarily due to lower billings and strong collections. In addition, the timing of tax payments favorably contributed $57 million. Partially offsetting these positive impacts was a reduction in accounts payable and accrued liabilities of $61 million, primarily due to the timing of payments such as year-end incentive compensation and commissions as well as $28 million in restructuring payments.

Net cash used in investing activities consisted principally of capital expenditures of $28 million.

Net cash used in financing activities included a decrease of $122 million due to the repayment of commercial paper and dividends paid to common stockholders of $76 million.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2011 and 2010 included additions to property, plant and equipment of $21 million and $12 million; respectively, and additions to rental equipment and related inventories of $14 million and $16 million, respectively. We have no material commitments for capital expenditures at March 31, 2011.

Financings and Capitalization

We are a Well-Known Seasoned Issuer with the SEC, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is a significant source of liquidity for us and a committed line of credit of $1.25 billion which supports our commercial paper issuance. The line of credit expires in 2013. We have not experienced any problems to date in accessing the commercial paper market. As of March 31, 2011, the line of credit had not been drawn upon.

At March 31, 2011, we had $42 million of outstanding commercial paper with a weighted average interest rate of 0.25%. During the three months ended March 31, 2011, borrowings under our commercial paper program averaged $141 million at a weighted average interest rate of 0.26% and the maximum amount of commercial paper issued at any point in time was $249 million.

At December 31, 2010, we had $50 million of outstanding commercial paper with a weighted average interest rate of 0.32%. During 2010, borrowings under our commercial paper program averaged $347 million at a weighted average interest rate of 0.23%. The maximum amount of commercial paper issued at any point in time during 2010 was $552 million.

There have been no significant changes to long-term debt since December 31, 2010. In April 2011, we entered into two interest rate swap agreements with an aggregate notional value of $450 million to effectively convert the fixed rate interest payments on our $450 million 4.875% notes due in 2014 into variable rates. Under the terms of these agreements, we will pay a weighted-average variable rate based on three month LIBOR plus 305 basis points and receive fixed rate payments of 4.875%.

We believe our financing needs in the short and long-term can be met from cash generated internally, the issuance of commercial paper, debt issuance under our effective shelf registration statement and borrowing capacity under our existing credit agreements.

Recent Accounting Pronouncements

See Note 2 to the unaudited Condensed Consolidated Financial Statements.

Regulatory Matters

There have been no significant changes to the regulatory matters disclosed in our 2010 Annual Report.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosures made in the 2010 Annual Report regarding this matter.

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

Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and internal control over financial reporting. Our CEO and CFO concluded that such disclosure controls and procedures were effective as of March 31, 2011, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. In addition, no changes in internal control over financial reporting occurred during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

See Note 12 to the unaudited Condensed Consolidated Financial Statements.

Item 1A: Risk Factors

There were no material changes to the risk factors identified in the 2010 Annual Report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. In February 2011, our Board of Directors approved an increase of $100 million in our share repurchase authorization to $150 million. We have not repurchased or acquired any shares of our common stock during the first quarter 2011. At March 31, 2011, we have $150 million authorization for future repurchases of our common stock.

Item 6: Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date: May 5, 2011

/s/ Michael Monahan

Michael Monahan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Steven J. Green

Steven J. Green
Vice President – Finance and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description	Status or incorporation by reference

(12)	Computation of ratio of earnings to fixed charges	Page 33

(31.1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Page 34

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Page 35

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Page 36

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Page 37

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document