Form 10-Q
period 2011-06-30
PITNEY BOWES INC /DE/
filed 2011-08-05
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2011.

Class	Outstanding

Common Stock, $1 par value per share	202,143,443 shares

PITNEY BOWES INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Revenue:
Equipment sales	$242,921	$228,089	$484,552	$467,387
Supplies	78,587	77,054	161,457	162,331
Software	105,516	88,297	205,081	172,064
Rentals	142,576	150,141	285,627	305,578
Financing	149,955	156,604	304,185	319,379
Support services	176,807	175,298	355,421	355,332
Business services	418,112	421,754	841,220	863,399

Total revenue	1,314,474	1,297,237	2,637,543	2,645,470

Costs and expenses:
Cost of equipment sales	104,385	101,072	219,138	206,909
Cost of supplies	25,562	24,173	51,754	49,538
Cost of software	24,898	21,207	50,110	42,363
Cost of rentals	32,809	34,310	65,408	71,381
Financing interest expense	22,192	21,821	45,485	43,759
Cost of support services	115,417	111,695	230,693	226,301
Cost of business services	325,250	337,652	658,817	668,124
Selling, general and administrative	436,015	426,352	865,934	869,649
Research and development	37,441	38,168	72,199	79,033
Restructuring charges and asset impairments	4,994	48,512	31,018	69,234
Other interest expense	28,550	29,204	57,074	56,862
Interest income	(2,215)	(696)	(3,437)	(1,458)

Total costs and expenses	1,155,298	1,193,470	2,344,193	2,381,695

Income from continuing operations before income taxes	159,176	103,767	293,350	263,775
Provision for income taxes	53,012	35,177	94,406	108,422

Income from continuing operations	106,164	68,590	198,944	155,353
Loss from discontinued operations, net of income tax	(635)	(2,666)	(2,517)	(5,796)

Net income before attribution of noncontrolling interests	105,529	65,924	196,427	149,557

Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,543	9,188	9,137

Net income - Pitney Bowes Inc.	$100,935	$61,381	$187,239	$140,420

Amounts attributable to common stockholders:
Income from continuing operations	$101,570	$64,047	$189,756	$146,216
Loss from discontinued operations	(635)	(2,666)	(2,517)	(5,796)

Net income - Pitney Bowes Inc.	$100,935	$61,381	$187,239	$140,420

Basic earnings per share attributable to common stockholders (1):
Continuing operations	$0.50	$0.31	$0.93	$0.70
Discontinued operations	(0.00)	(0.01)	(0.01)	(0.03)

Net income - Pitney Bowes Inc.	$0.50	$0.30	$0.92	$0.68

Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$0.50	$0.31	$0.93	$0.70
Discontinued operations	(0.00)	(0.01)	(0.01)	(0.03)

Net income - Pitney Bowes Inc.	$0.49	$0.30	$0.92	$0.68

Dividends declared per share of common stock	$0.37	$0.365	$0.74	$0.73

(1) The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$578,448	$484,363
Short-term investments	45,667	30,609

Accounts receivables, gross	756,198	824,015
Allowance for doubtful accounts receivables	(31,367)	(31,880)

Accounts receivables, net	724,831	792,135

Finance receivables	1,328,180	1,370,305
Allowance for credit losses	(47,603)	(48,709)

Finance receivables, net	1,280,577	1,321,596

Inventories	177,504	168,967
Current income taxes	70,890	103,542
Other current assets and prepayments	113,052	107,029

Total current assets	2,990,969	3,008,241

Property, plant and equipment, net	429,737	426,501
Rental property and equipment, net	282,976	300,170

Finance receivables	1,194,164	1,265,220
Allowance for credit losses	(20,305)	(20,721)

Finance receivables, net	1,173,859	1,244,499

Investment in leveraged leases	262,052	251,006
Goodwill	2,336,796	2,306,793
Intangible assets, net	273,830	297,443
Non-current income taxes	134,569	130,601
Other assets	484,166	478,769

Total assets	$8,368,954	$8,444,023

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,748,628	$1,825,261
Current income taxes	231,982	192,924
Notes payable and current portion of long-term obligations	2,477	53,494
Advance billings	481,239	481,900

Total current liabilities	2,464,326	2,553,579

Deferred taxes on income	294,656	261,118
Tax uncertainties and other income tax liabilities	557,081	536,531
Long-term debt	4,239,965	4,239,248
Other non-current liabilities	517,725	653,758

Total liabilities	8,073,753	8,244,234

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 12)

Stockholders’ deficit:
Cumulative preferred stock, $50 par value, 4% convertible	4	4
Cumulative preference stock, no par value, $2.12 convertible	741	752
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	235,504	250,928
Retained earnings	4,318,692	4,282,316
Accumulated other comprehensive loss	(379,162)	(473,806)
Treasury stock, at cost (121,196,142 and 119,906,910 shares, respectively)	(4,500,286)	(4,480,113)

Total Pitney Bowes Inc. stockholders’ deficit	(1,169)	(96,581)

Total liabilities, noncontrolling interests and stockholders’ deficit	$8,368,954	$8,444,023

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,

	2011	2010

Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$196,427	$149,557

Restructuring payments	(51,968)	(66,755)
Special pension plan contribution	(123,000)	—

Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charges and asset impairments, net of tax	20,869	45,397
Depreciation and amortization	137,635	156,831
Stock-based compensation	8,656	10,785

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	82,030	95,043
(Increase) decrease in finance receivables	139,793	125,642
(Increase) decrease in inventories	(7,435)	(31,848)
(Increase) decrease in prepaid, deferred expense and other assets	4,466	(4,638)
Increase (decrease) in accounts payable and accrued liabilities	(85,361)	(64,096)
Increase (decrease) in current and non-current income taxes	115,384	(6,448)
Increase (decrease) in advance billings	885	10,912
Increase (decrease) in other operating capital, net	11,020	3,420

Net cash provided by operating activities	449,401	423,802

Cash flows from investing activities:
Short-term and other investments	(36,236)	(83,904)
Capital expenditures	(88,017)	(58,639)
Net investment in external financing	(3,132)	(2,641)
Acquisitions, net of cash acquired	—	(10,350)
Reserve account deposits	18,088	19,467

Net cash used in investing activities	(109,297)	(136,067)

Cash flows from financing activities:
Decrease in notes payable, net	(50,000)	(77,335)
Proceeds from issuance of common stock	7,170	5,455
Stock repurchases	(49,998)	—
Dividends paid to common stockholders	(150,863)	(151,406)
Dividends paid to noncontrolling interests	(9,188)	(9,137)

Net cash used in financing activities	(252,879)	(232,423)

Effect of exchange rate changes on cash and cash equivalents	6,860	(8,598)

Increase in cash and cash equivalents	94,085	46,714
Cash and cash equivalents at beginning of period	484,363	412,737

Cash and cash equivalents at end of period	$578,448	$459,451

Cash interest paid	$100,131	$94,868

Cash income tax (refund) payments, net	$(7,859)	$138,226

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

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Pitney Bowes Inc. and its subsidiaries (PBI, the company, we, us, and our) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2010 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly our financial position at June 30, 2011 and December 31, 2010, our results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010 have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2011.

These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2010 (2010 Annual Report). Certain prior year amounts have been reclassified to conform to the current period presentation.

2. Recent Accounting Pronouncements

On January 1, 2011, new accounting guidance became effective addressing the accounting for revenue arrangements with multiple elements and certain revenue arrangements that include software. This guidance allows companies to allocate consideration in a multiple element arrangement in a way that better reflects the economics of the transaction and results in the elimination of the residual method. In addition, tangible products that have software components that are “essential to the functionality” of the tangible product were scoped out of the software revenue guidance. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows, nor did it result in any additional disclosures beyond those already included in our 2010 Annual Report. Refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report for further information.

In June 2011, new guidance was introduced that would eliminate the current option to report other comprehensive income and its components in the statement of stockholders’ equity, and require an entity to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. This guidance would be effective in the first quarter of 2012, with early adoption permitted. This guidance will result in a change in the way we present other comprehensive income and its components, but will not have an impact on our financial position, results of operations or cash flows.

3. Discontinued Operations

The loss from discontinued operations primarily relates to the accrual of interest on liabilities for uncertain tax positions retained in connection with the sale of our Capital Services business in 2006, offset in part during the second quarter of 2011 by the release of reserves primarily related to a Capital Services sales tax dispute. For the three months ended June 30, 2011 and 2010, the loss from discontinued operations was $1 million and $3 million, respectively, and for the six months ended June 30, 2011 and 2010, the loss from discontinued operations was $3 million and $6 million, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

4. Inventories

Inventories at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010

Raw materials and work in process	$54,395	$46,664
Supplies and service parts	61,238	63,991
Finished products	61,871	58,312

Total	$177,504	$168,967

If all inventories valued at LIFO had been stated at current costs, inventories would have been $27 million and $26 million higher than reported at June 30, 2011 and December 31, 2010, respectively.

5. Intangible Assets and Goodwill

Intangible assets at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011			December 31, 2010

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$460,524	$(248,972)	$211,552	$453,523	$(229,143)	$224,380
Supplier relationships	29,000	(17,642)	11,358	29,000	(16,192)	12,808
Software & technology	174,823	(129,193)	45,630	172,188	(118,390)	53,798
Trademarks & trade names	37,305	(32,345)	4,960	36,322	(30,224)	6,098
Non-compete agreements	8,030	(7,700)	330	7,845	(7,486)	359

Total intangible assets	$709,682	$(435,852)	$273,830	$698,878	$(401,435)	$297,443

Amortization expense related to intangible assets was $14 million and $16 million for the three months ended June 30, 2011 and 2010, respectively, and $29 million and $32 million for the six months ended June 30, 2011 and 2010, respectively. The future amortization expense as of June 30, 2011 is as follows:

Amount

Remaining for year ended December 31, 2011	$28,761
Year ended December 31, 2012	52,413
Year ended December 31, 2013	47,081
Year ended December 31, 2014	41,560
Year ended December 31, 2015	36,273
Thereafter	67,742

Total	$273,830

Actual amortization expense may differ from the amounts above due to, among other things, future acquisitions, impairments, accelerated amortization and fluctuations in foreign currency exchange rates.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The changes in the carrying amount of goodwill, by reporting segment, for the six months ended June 30, 2011 is as follows:

	Balance at December 31, 2010 (1)	Acquired during the period	Other (2)	Balance at June 30, 2011

North America Mailing	$357,918	$—	$11,343	$369,261
International Mailing	181,530	—	14,052	195,582

Small & Medium Business Solutions	539,448	—	25,395	564,843

Production Mail	141,476	—	2,919	144,395
Software	678,101	—	(1,948)	676,153
Management Services	494,433	—	3,384	497,817
Mail Services	259,102	—	253	259,355
Marketing Services	194,233	—	—	194,233

Enterprise Business Solutions	1,767,345	—	4,608	1,771,953

Total	$2,306,793	$—	$30,003	$2,336,796

(1)	Prior year amounts have been reclassified to conform to the current year presentation.
(2)	Primarily foreign currency translation adjustments.

6. Long-term Debt

There have been no significant changes to long-term debt since December 31, 2010.

In April 2011, we entered into two interest rate swap agreements with an aggregate notional value of $450 million to effectively convert the fixed rate interest payments on our $450 million 4.875% notes due in 2014 into variable rates. Under the terms of these agreements, we pay a weighted-average variable rate based on three month LIBOR plus 305 basis points and receive fixed rate payments of 4.875%.

7. Income Taxes

The effective tax rate for the three months ended June 30, 2011 and 2010 was 33.3% and 33.9%, respectively, and the effective tax rate for the six months ended June 30, 2011 and 2010 was 32.2% and 41.1%, respectively. The year-to-date 2011 rate includes a $9 million tax benefit arising from a favorable conclusion of a foreign tax examination and a $2 million charge from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees. The year-to-date 2010 rate included a $9 million charge from the write-off of deferred tax assets related to the U.S. health care reform legislation that eliminated the tax deduction for retiree health care costs to the extent of federal subsidies received by companies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage and a $9 million charge from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees.

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

We are continually under examination by tax authorities in the United States, other countries and local jurisdictions in which we have operations. The IRS exam of tax years 2001-2004 is estimated to be completed within the next six months and the examination of years 2005-2008 within the next 12-to-18 months. In connection with the 2001-2004 exam, during July 2011 we entered into a series of settlements with the IRS under which we agreed on the tax treatment of a number of disputed issues and we agreed to revised tax calculations. In the third quarter, we expect to release approximately $50 million of tax reserves including interest, about $30 million of which will be released through Discontinued Operations. We also expect our additional liability to be approximately $400 million

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

of tax and interest that has previously been paid through the purchase of tax bonds. Consequently, this settlement will have no impact on our cash position. In connection with the 2005-2008 IRS exam, we have received notices of proposed adjustments to our filed returns. A variety of post-2000 tax years remain subject to examination by other tax authorities, including the U.K., Canada, France, Germany and various U.S. states. It is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to two-thirds of our unrecognized tax benefits. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. However, depending upon the size of the reserve as compared to the ultimate determination of such matters, the resolution could have a material impact, positive or negative, on our results of operations, financial position and cash flows.

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

The carrying value of the Preferred Stock is reported as Noncontrolling interests (Preferred stockholders’ equity in subsidiaries) on the Condensed Consolidated Balance Sheets. Preferred Stock dividends are reported in the Condensed Consolidated Statements of Income as Preferred stock dividends of subsidiaries attributable to noncontrolling interests. No dividends were in arrears at June 30, 2011 or December 31, 2010.

There was no change in the carrying value of noncontrolling interests during the period ended June 30, 2011 or the year ended December 31, 2010.

9. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net income - Pitney Bowes Inc.	$100,935	$61,381	$187,239	$140,420
Other comprehensive income, net of tax:
Foreign currency translation adjustments	25,164	(110,043)	75,981	(143,385)
Net unrealized gain on derivatives	438	1,181	387	1,501
Net unrealized gain on investment securities	1,236	1,938	1,111	2,082
Amortization of pension and postretirement costs	8,496	6,975	17,165	14,000

Comprehensive income (loss)	$136,269	$(38,568)	$281,883	$14,618

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2011 and December 31, 2010, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy.

	June 30, 2011

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds / commercial paper	$371,439	$9,757	$—	$381,196
Equity securities	—	24,486	—	24,486
Debt securities - U.S. and foreign governments, agencies and municipalities	80,685	31,580	—	112,265
Debt securities - corporate	—	33,272	—	33,272
Mortgage-back / asset-back securities	—	120,825	—	120,825
Derivatives
Interest rate swaps	—	13,827	—	13,827
Foreign exchange contracts	—	3,129	—	3,129

Total assets	$452,124	$236,876	$—	$689,000

Liabilities:
Derivatives
Foreign exchange contracts	$—	$3,012	$—	$3,012

Total liabilities	$—	$3,012	$—	$3,012

	December 31, 2010

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds / commercial paper	$256,074	$1,531	$—	$257,605
Equity securities	—	23,410	—	23,410
Debt securities - U.S. and foreign governments, agencies and municipalities	74,425	30,725	—	105,150
Debt securities - corporate	—	22,262	—	22,262
Mortgage-back / asset-back securities	—	106,479	—	106,479
Derivatives
Interest rate swaps	—	10,280	—	10,280
Foreign exchange contracts	—	2,887	—	2,887

Total assets	$330,499	$197,574	$—	$528,073

Liabilities:
Derivatives
Foreign exchange contracts	$—	$6,907	$—	$6,907

Total liabilities	$—	$6,907	$—	$6,907

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

•

Mortgage-Backed Securities (MBS) / Asset-Backed Securities (ABS): These securities are valued based on external pricing indices. When external index pricing is not observable, MBS and ABS are valued based on external price/spread data. These securities are classified as Level 2.

Investment securities include investments held by The Pitney Bowes Bank (PBB). PBB, a wholly-owned subsidiary, is a Utah-chartered Industrial Loan Company (ILC). The bank’s investments at June 30, 2011 were $339 million. These investments were reported on the Condensed Consolidated Balance Sheets as cash and cash equivalents of $102 million, short-term investments of $45 million and other assets of $192 million. The bank’s investments at December 31, 2010 were $246 million and were reported as cash and cash equivalents of $61 million, short-term investments of $27 million and other assets of $158 million.

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

The valuation of our interest rate swaps is based on the income approach using a model with inputs that are observable or that can be derived from or corroborated by observable market data. The valuation of our foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The following is a summary of our derivative fair values at June 30, 2011 and December 31, 2010:

		Fair Value

Designation of Derivatives	Balance Sheet Location	June 30, 2011	December 31, 2010

Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$41	$160
	Other assets:
	Interest rate swaps	13,827	10,280
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	980	716
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	3,088	2,727
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	2,032	6,191

	Total Derivative Assets	$16,956	$13,167
	Total Derivative Liabilities	3,012	6,907

	Total Net Derivative Assets	$13,944	$6,260

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in earnings.

At June 30, 2011, we have outstanding interest rate swaps with an aggregate notional value of $850 million that effectively convert fixed rate interest payments on the $400 million 4.625% notes due in 2012 (the 2012 Swaps) and the $450 million 4.875% notes due in 2014 (the 2014 Swaps) into variable rates.

Under the terms of the 2012 Swaps, we pay a weighted-average variable rate based on one month LIBOR plus 249 basis points and receive a fixed rate of 4.625%. Under the terms of the 2014 Swaps, we pay a weighted-average variable rate based on three month LIBOR plus 305 basis points and receive a fixed rate of 4.875%. At June 30, 2011 and December 31, 2010, the aggregate fair value of these interest rate swaps was an asset of $14 million and $10 million, respectively.

The following represents the results of fair value hedging relationships for the three and six months ended June 30, 2011 and 2010:

		Three Months Ended June 30,

		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings

Derivative Instrument	Location of Gain (Loss)	2011	2010	2011	2010

Interest rate swaps	Interest expense	$4,961	$4,089	$(10,109)	$(8,125)

		Six Months Ended June 30,

		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings

Derivative Instrument	Location of Gain (Loss)	2011	2010	2011	2010

Interest rate swaps	Interest expense	$12,179	$8,619	$(20,219)	$(16,250)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts arising from the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in accumulated other comprehensive income (AOCI) in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At June 30, 2011 and December 31, 2010, we had outstanding contracts associated with these anticipated transactions with a notional amount of $27 million and $25 million, respectively. The fair value of these contracts at June 30, 2011 and December 31, 2010 was a liability of $1 million.

As of June 30, 2011, substantially all of the net derivative loss recognized in AOCI will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

The following represents the results of cash flow hedging relationships for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,

	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)

Derivative Instrument	2011	2010		2011	2010

Foreign exchange contracts	$618	$1,092	Revenue	$(122)	$305
			Cost of sales	(292)	20

				$(414)	$325

	Six Months Ended June 30,

	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)

Derivative Instrument	2011	2010		2011	2010

Foreign exchange contracts	$303	$1,137	Revenue	$(131)	$467
			Cost of sales	(554)	(158)

				$(685)	$309

We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. At June 30, 2011, outstanding foreign exchange contracts to buy or sell various currencies had a net asset value of $1 million. These contracts mature by November 2011. At December 31, 2010, outstanding foreign exchange contracts to buy or sell various currencies had a net liability value of $3 million.

The following represents the results of our non-designated derivative instruments for the three and six months ended June 30, 2011 and 2010:

		Three Months Ended June 30,

		Derivative Gain (Loss) Recognized in Earnings

Derivatives Instrument	Location of Derivative Gain (Loss)	2011	2010

Foreign exchange contracts	Selling, general and administrative expense	$(13,619)	$(336)

		Six Months Ended June 30,

		Derivative Gain (Loss) Recognized in Earnings

Derivatives Instrument	Location of Derivative Gain (Loss)	2011	2010

Foreign exchange contracts	Selling, general and administrative expense	$(20,861)	$(7,471)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Credit-Risk-Related Contingent Features

Certain derivative instruments contain provisions that would require us to post collateral upon a significant downgrade in our long-term senior unsecured debt ratings. At June 30, 2011, our long-term senior unsecured debt ratings were BBB+ / A2. Based on derivative values at June 30, 2011, we would have been required to post $1 million in collateral if our long-term senior unsecured debt ratings had fallen below BB- / Ba3.

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

The carrying values and estimated fair values of our remaining financial instruments at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011		December 31, 2010

	Carrying value (1)	Fair value	Carrying value (1)	Fair value

Investment securities	$668,170	$672,044	$512,771	$514,906
Loans receivable	$434,288	$434,288	$459,235	$459,235
Derivatives, net	$13,944	$13,944	$6,260	$6,260
Long-term debt	$(4,298,595)	$(4,507,309)	$(4,301,337)	$(4,388,923)

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

11. Restructuring Charges and Asset Impairments

2009 Program

In 2009, we announced that we were undertaking a series of initiatives designed to transform and enhance the way we operate as a global company. In order to enhance our responsiveness to changing market conditions, we are executing a strategic transformation program designed to create improved processes and systems to further enable us to invest in future growth in areas such as our global customer interactions and product development processes. This program is expected to continue into 2012 and will result in the reduction of at least 10 percent of the positions in the company. Total pre-tax costs of this program are expected to be between $300 million to $350 million primarily related to severance and benefit costs, including pension and retiree medical charges, incurred in connection with such workforce reductions. Most of the total pre-tax costs will be cash-related charges. Currently, we are targeting annualized pre-tax benefits, net of system and related investments, in the range of $250 million to $300 million by 2012. These costs and the related benefits will be recognized as different actions are approved and implemented.

During the six months ended June 30, 2011, we recorded pre-tax restructuring charges and asset impairments associated with this program of $33 million, which included $22 million for employee severance and benefit costs, a $4 million pension and retiree medical charge as workforce reductions caused the elimination of a significant amount of future service requiring us to recognize a portion of the prior service costs and actuarial losses and other exit costs of $5 million. Through June 30, 2011, the cumulative charges for this program are $284 million. The majority of the liability at June 30, 2011 is expected to be paid from cash generated from operations.

Activity in the reserves for the restructuring actions taken in connection with the 2009 program for the six months ended June 30, 2011 is as follows:

	Severance and benefits costs	Pension and Retiree Medical	Asset impairments, net	Other exit costs	Total

Balance at January 1, 2011	$88,169	$—	$—	$6,787	$94,956
Expenses, net of reserve adjustments	22,327	4,439	1,179	5,329	33,274
Cash payments	(41,664)	—	—	(9,324)	(50,988)
Non-cash charges	—	(4,439)	(1,179)	—	(5,618)

Balance at June 30, 2011	$68,832	$—	$—	$2,792	$71,624

2007 Program

In 2007, we announced a program to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. The program included charges primarily associated with older equipment that we had stopped selling upon transition to the new generation of fully digital, networked, and remotely-downloadable equipment.

Activity in the reserves for the restructuring actions taken in connection with the 2007 program for the six months ended June 30, 2011 is as follows:

	Severance and benefits costs	Other exit costs	Total

Balance at January 1, 2011	$13,470	$4,774	$18,244
Reserve adjustments	(1,702)	(554)	(2,256)
Cash payments	(442)	(538)	(980)

Balance at June 30, 2011	$11,326	$3,682	$15,008

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

Our wholly-owned subsidiary, Imagitas, Inc., is a defendant in several purported class actions. These lawsuits were originally filed in six different states and later coordinated in the U.S. District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleges that the Imagitas DriverSource program violated the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas entered into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assisted the state in performing its governmental function of delivering these mailings and funding the costs of them. The plaintiffs in these actions were seeking statutory damages under the DPPA. On December 21, 2009, the Eleventh Circuit Court affirmed the District Court’s summary judgment decision in Rine, et al. v. Imagitas, Inc. (U.S. District Court, Middle District of Florida, filed August 1, 2006), which ruled in Imagitas’ favor and dismissed that litigation. That decision is now final, with no further appeals available. With respect to the remaining state cases, Imagitas filed its motion to dismiss these cases on October 8, 2010. Plaintiff’s opposition brief was filed on December 6, 2010, and Imagitas filed its reply brief on December 22, 2010. Although the plaintiffs are still contending that the cases filed in Massachusetts, Ohio and Missouri can proceed, they have admitted in their response that the reasoning in the Rine decision does require that actions based on Minnesota and New York laws be dismissed. We are awaiting a decision by the District Court on the motion to dismiss. Based upon our current understanding of the facts and applicable laws, we do not believe there is a reasonable possibility that any loss has been incurred.

On October 28, 2009, the company and certain of its current and former officers were named as defendants in NECA-IBEW Health & Welfare Fund v. Pitney Bowes Inc. et al., a class action lawsuit filed in the U.S. District Court for the District of Connecticut. The complaint asserts claims under the Securities Exchange Act of 1934 on behalf of those who purchased the common stock of the company during the period between July 30, 2007 and October 29, 2007 alleging that the company, in essence, missed two financial projections. Plaintiffs filed an amended complaint on September 20, 2010. On December 3, 2010, we moved to dismiss the complaint. The parties have completed briefing on this motion and the motion is now pending before the court. Based upon our current understanding of the facts and applicable laws, we do not believe there is a reasonable possibility that any loss has been incurred.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

13. Finance Assets

Finance Receivables

Finance receivables are comprised of sales-type lease receivables and unsecured revolving loan receivables. Sales-type leases are generally due in monthly, quarterly or semi-annual installments over periods ranging from three to five years. Loan receivables arise primarily from financing services offered to our customers for postage and related supplies. Loan receivables are generally due each month; however, customers may rollover outstanding balances. The components of finance receivables at June 30, 2011 and December 31, 2010 are shown in the tables below. Finance receivables of our Canadian operations were previously included in the International segment. In line with changes made in our segment presentation (see Note 14), Canadian finance receivables are now included with U.S. finance receivables in the North America segment. Prior year disclosures have been reclassified to conform to the current year presentation.

	June 30, 2011

	North America	International	Total

Sales-type lease receivables
Gross finance receivables	$1,829,573	$488,594	$2,318,167
Unguaranteed residual values	205,157	21,777	226,934
Unearned income	(372,308)	(111,613)	(483,921)
Allowance for credit losses	(27,608)	(13,424)	(41,032)

Net investment in sales-type lease receivables	1,634,814	385,334	2,020,148

Loan receivables
Loan receivables	417,771	43,393	461,164
Allowance for credit losses	(24,381)	(2,495)	(26,876)

Net investment in loan receivables	393,390	40,898	434,288

Net investment in finance receivables	$2,028,204	$426,232	$2,454,436

	December 31, 2010

	North America	International	Total

Sales-type lease receivables
Gross finance receivables	$1,940,833	$474,895	$2,415,728
Unguaranteed residual values	235,392	20,333	255,725
Unearned income	(415,891)	(107,592)	(523,483)
Allowance for credit losses	(27,792)	(13,318)	(41,110)

Net investment in sales-type lease receivables	1,732,542	374,318	2,106,860

Loan Receivables
Loan receivables	453,362	34,193	487,555
Allowance for credit losses	(26,208)	(2,112)	(28,320)

Net investment in loan receivables	427,154	32,081	459,235

Net investment in finance receivables	$2,159,696	$406,399	$2,566,095

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Activity in the allowance for credit losses for the six months ended June 30, 2011 is as follows:

	Allowance for Credit Losses

	Sales-type Lease Receivables		Loan Receivables

	North America	International	North America	International	Total

Balance January 1, 2011	$27,792	$13,318	$26,208	$2,112	$69,430
Amounts charged to expense	6,497	5,097	5,703	1,248	18,545
Accounts written off	(6,681)	(4,991)	(7,530)	(865)	(20,067)

Balance June 30, 2011	$27,608	$13,424	$24,381	$2,495	$67,908

The aging of finance receivables at June 30, 2011 and December 31, 2010 is as follows:

	Sales-type Lease Receivables		Loan Receivables

	North America	International	North America	International	Total

June 30, 2011
< 31 days past due	$1,731,328	$455,880	$396,980	$41,440	$2,625,628
> 30 days and < 61 days	42,783	11,892	11,991	1,081	67,747
> 60 days and < 91 days	24,479	5,482	3,635	357	33,953
> 90 days and < 121 days	9,203	4,709	2,047	247	16,206
> 120 days	21,780	10,631	3,118	268	35,797

TOTAL	$1,829,573	$488,594	$417,771	$43,393	$2,779,331

Past due amounts > 90 days
Still accruing interest	$9,203	$4,709	$—	$—	$13,912
Not accruing interest	21,780	10,631	5,165	515	38,091

TOTAL	$30,983	$15,340	$5,165	$515	$52,003

December 31, 2010
< 31 days past due	$1,831,655	$447,459	$430,042	$32,389	$2,741,545
> 30 days and < 61 days	45,234	10,018	12,081	1,149	68,482
> 60 days and < 91 days	29,380	4,743	4,711	325	39,159
> 90 days and < 121 days	8,654	3,985	2,712	192	15,543
> 120 days	25,910	8,690	3,816	138	38,554

TOTAL	$1,940,833	$474,895	$453,362	$34,193	$2,903,283

Past due amounts > 90 days
Still accruing interest	$8,654	$3,985	$—	$—	$12,639
Not accruing interest	25,910	8,690	6,528	330	41,458

TOTAL	$34,564	$12,675	$6,528	$330	$54,097

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

The table below shows the North American portfolio at June 30, 2011 and December 31, 2010 by relative risk class (low, medium and high) based on the relative scores of the accounts within each class. A fourth class is shown for accounts that are not scored. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent. Absence of a score is not indicative of the credit quality of the account.

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

The aging schedule included above, showing approximately 1.9% of the portfolio as greater than 90 days past due, and the roll-forward schedule of the allowance for credit losses, showing the actual losses for the six months ended June 30, 2011 are more representative of the potential loss performance of our portfolio than relative risk based on scores, as defined by the third party.

	June 30, 2011	December 31, 2010

Sales-type lease receivables
Risk Level
Low	$1,165,660	$1,191,682
Medium	496,408	512,419
High	60,538	60,755
Not Scored	106,967	175,977

Total	$1,829,573	$1,940,833

Loan receivables
Risk Level
Low	$248,149	$274,156
Medium	152,001	155,615
High	15,806	21,768
Not Scored	1,815	1,823

Total	$417,771	$453,362

Leveraged Leases

Our investment in leveraged lease assets consists of the following:

	June 30, 2011	December 31, 2010

Rental receivables	$1,838,183	$1,802,107
Unguaranteed residual values	14,587	14,141
Principal and interest on non-recourse loans	(1,396,219)	(1,373,651)
Unearned income	(194,499)	(191,591)

Investment in leveraged leases	262,052	251,006
Less: deferred taxes related to leveraged leases	(201,291)	(192,128)

Net investment in leveraged leases	$60,761	$58,878

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The components of income from leveraged leases for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Pre-tax leveraged lease income	$1,558	$1,360	$3,094	$2,735
Income tax effect	(81)	(72)	(163)	(147)

Income from leveraged leases	$1,477	$1,288	$2,931	$2,588

14. Segment Information

We conduct our business activities in seven reporting segments within two business groups, Small & Medium Business Solutions and Enterprise Business Solutions. As a result of certain organizational changes effective January 1, 2011, we have reclassified certain prior year amounts to conform to the current year presentation. The principal products and services of each of our reporting segments are as follows:

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

Earnings before interest and taxes (EBIT), a non-GAAP measure, is determined by deducting from segment revenue the related costs and expenses attributable to the segment. EBIT excludes interest, taxes, general corporate expenses and restructuring charges, which are generally managed across the entire company on a consolidated basis, and asset impairments. EBIT is useful to management in demonstrating the operational profitability of the segments excluding centrally managed costs, and is also used for purposes of measuring the performance of our management team. Segment EBIT; however, may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Revenue and EBIT by business segment for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Revenue:
North America Mailing	$493,653	$520,581	$1,002,692	$1,055,244
International Mailing	176,158	155,579	346,691	327,602

Small & Medium Business Solutions	669,811	676,160	1,349,383	1,382,846

Production Mail	133,769	121,466	265,375	247,345
Software	99,783	84,195	195,768	165,202
Management Services	240,461	248,809	482,085	503,425
Mail Services	134,273	129,139	278,556	277,162
Marketing Services	36,377	37,468	66,376	69,490

Enterprise Business Solutions	644,663	621,077	1,288,160	1,262,624

Total revenue	$1,314,474	$1,297,237	$2,637,543	$2,645,470

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

EBIT:
North America Mailing	$175,786	$179,531	$355,447	$365,805
International Mailing	26,735	17,121	49,928	37,563

Small & Medium Business Solutions	202,521	196,652	405,375	403,368

Production Mail	9,223	9,010	16,397	20,917
Software	9,542	5,727	15,054	9,511
Management Services	19,979	22,181	41,008	42,273
Mail Services	9,819	5,197	20,084	30,474
Marketing Services	6,792	7,337	10,952	11,859

Enterprise Business Solutions	55,355	49,452	103,495	115,034

Total EBIT	257,876	246,104	508,870	518,402
Unallocated amounts:
Interest, net (1)	(48,527)	(50,329)	(99,122)	(99,163)
Corporate expenses	(45,179)	(43,496)	(85,380)	(86,230)
Restructuring charges and asset impairments	(4,994)	(48,512)	(31,018)	(69,234)

Income from continuing operations before income taxes	$159,176	$103,767	$293,350	$263,775

(1) Interest, net includes financing interest expense, other interest expense and interest income.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

15. Pensions and Other Benefit Programs

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three and six months ended June 30, 2011 and 2010 are as follows:

	United States		Foreign

	Three Months Ended June 30,		Three Months Ended June 30,

	2011	2010	2011	2010

Service cost	$4,702	$5,825	$1,929	$1,719
Interest cost	21,931	22,253	7,198	6,699
Expected return on plan assets	(31,711)	(30,513)	(8,088)	(7,032)
Amortization of transition credit	—	—	(2)	(2)
Amortization of prior service cost (credit)	37	(657)	44	70
Recognized net actuarial loss	9,347	8,046	2,787	2,458
Settlement	—	559	—	—
Special termination benefits (1)	368	—	10	—
Curtailment (1)	394	—	224	—

Net periodic benefit cost	$5,068	$5,513	$4,102	$3,912

	United States		Foreign

	Six Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Service cost	$9,725	$11,542	$3,814	$3,494
Interest cost	43,870	45,049	14,255	13,628
Expected return on plan assets	(61,529)	(61,548)	(16,033)	(14,270)
Amortization of transition credit	—	—	(4)	(4)
Amortization of prior service cost (credit)	73	(1,289)	88	139
Recognized net actuarial loss	18,761	16,118	5,525	5,001
Settlement	—	3,440	—	—
Special termination benefits (1)	760	—	10	—
Curtailment (1)	2,096	—	224	—

Net periodic benefit cost	$13,756	$13,312	$7,879	$7,988

(1) Amounts charged to restructuring. See Note 11 for further information.

Through June 30, 2011, we contributed $127 million and $12 million to our U.S. and foreign pension plans, respectively, which includes a special contribution of $123 million to our U.S. plan. We will continue to assess our funding alternatives as the year progresses.

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Service cost	$796	$932	$1,667	$1,862
Interest cost	3,300	3,514	6,771	6,912
Amortization of prior service credit	(687)	(627)	(1,252)	(1,255)
Amortization of net loss	1,839	1,734	3,833	3,397
Special termination benefits (1)	46	—	113	—
Curtailment (1)	386	—	1,236	—

Net periodic benefit cost	$5,680	$5,553	$12,368	$10,916

(1) Amounts charged to restructuring. See Note 11 for further information.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Contributions for benefit payments were $8 million and $6 million for the three months ended June 30, 2011 and 2010, respectively, and $15 million and $13 million for the six months ended June 30, 2011 and 2010, respectively.

16. Earnings per Share

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 is presented below. The sum of earnings per share amounts may not equal the totals due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Numerator:
Amounts attributable to common stockholders:
Income from continuing operations	$101,570	$64,047	$189,756	$146,216
Loss from discontinued operations	(635)	(2,666)	(2,517)	(5,796)

Net income (numerator for diluted EPS)	100,935	61,381	187,239	140,420
Less: Preference stock dividend	(14)	(16)	(29)	(33)

Income attributable to common stockholders (numerator for basic EPS)	$100,921	$61,365	$187,210	$140,387

Denominator (in thousands):
Weighted-average shares used in basic EPS	203,171	207,517	203,372	207,412
Effect of dilutive shares:
Preferred stock	2	2	2	2
Preference stock	453	509	454	518
Stock options and stock purchase plans	34	28	39	25
Other stock plans	425	3	360	15

Weighted-average shares used in diluted EPS	204,085	208,059	204,227	207,972

Basic earnings per share:
Income from continuing operations	$0.50	$0.31	$0.93	$0.70
Loss from discontinued operations	(0.00)	(0.01)	(0.01)	(0.03)

Net income	$0.50	$0.30	$0.92	$0.68

Diluted earnings per share:
Income from continuing operations	$0.50	$0.31	$0.93	$0.70
Loss from discontinued operations	(0.00)	(0.01)	(0.01)	(0.03)

Net income	$0.49	$0.30	$0.92	$0.68

Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	14,224	14,879	14,023	15,503

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

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as “estimate”, “target”, “project”, “plan”, “believe”, “expect”, “anticipate”, “intend”, and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	negative developments in economic conditions, including adverse impacts on customer demand
•	changes in postal or banking regulations or in the financial health of national posts
•	timely development and acceptance of new products
•	declining physical mail volumes
•	success in gaining product approval in markets where regulatory approval is required
•	successful entry into new markets
•	mailers’ utilization of alternative means of communication or competitors’ products
•	our success at managing customer credit risk
•	our success at managing costs associated with our strategy of outsourcing functions and operations not central to our business
•	changes in interest rates
•	foreign currency fluctuations
•	cost, timing and execution of our transformation plans including any potential asset impairments
•	regulatory approvals and satisfaction of other conditions to consummate and integrate any acquisitions
•	interrupted use of key information systems
•	changes in international or national political conditions, including any terrorist attacks
•	intellectual property infringement claims
•	impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents
•	third-party suppliers’ ability to provide product components, assemblies or inventories
•	negative income tax adjustments or other regulatory levies for prior audit years and changes in tax laws or regulations
•	changes in pension, health care and retiree medical costs
•	changes in privacy laws
•	acts of nature, fire, explosions and other disasters beyond our control

Overview

For the second quarter 2011, revenue increased 1% to $1,314 million compared to the prior year. Foreign currency translation contributed 3% to revenue growth. Excluding the effects of foreign currency translation in the quarter, equipment sales and software revenue increased 1% and 13%, respectively, compared to the prior year; but were offset by declines in rental revenue (7%), financing revenue (7%), supplies revenue (3%) and services revenue (3%).

Net income from continuing operations attributable to common stockholders was $102 million, or $0.50 per diluted share for the quarter compared to $64 million or $0.31 per diluted share for the same period in the prior year. Net income from continuing operations attributable to common stockholders for the six months ended June 30, 2011 was $190 million, or $0.93 per diluted share compared to $146 million or $0.70 per diluted share for the six months ended June 30, 2010.

The disruption caused by the fire at our Dallas mail presort facility resulted in the loss of $9 million in revenue and $0.03 per diluted share in the quarter. At the end of June, we completed the outfitting of a new facility and began processing customer mail from this facility. We expect to be operating at or above pre-fire capacity in this facility in the third quarter. To date, we have received $25 million as partial payment from insurance companies, of which $15 million was received as of June 30, 2011.

We generated $449 million in cash from operations, which was used primarily to pay $151 million of dividends to our common stockholders, fund capital investments of $88 million, reduce debt by $50 million and repurchase $50 million of our common stock.

Outlook

The worldwide economy and business environment continues to be uncertain, especially for small businesses. This uncertain economic environment has impacted our financial results and in particular our recurring revenue streams, including our high-margin financing, rental and supplies revenue streams. Recovery of these recurring revenue streams will lag a recovery in equipment sales. While we have been successful in reducing our cost structure across the entire business and shifting to a more variable cost structure, these actions have not been sufficient to completely offset the impact of lower revenues. We remain focused on streamlining our business operations and creating more flexibility in our cost structure.

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

In July, we entered into a series of settlements with the IRS in connection with their examination of our tax years 2001-2004 under which we agreed on the tax treatment of a number of disputed issues and to revised tax calculations. In the third quarter, we expect to release approximately $50 million of tax reserves, about $30 million of which will be released through Discontinued Operations. We also expect to owe approximately $400 million of tax and interest that has previously been paid through the purchase of tax bonds. Consequently, this settlement will have no impact on our cash position.

The IRS exam of tax years 2001-2004 is estimated to be completed within the next six months and the examination of years 2005-2008 within the next 12-to-18 months. The ultimate resolution of any remaining matters could have a material impact, positive or negative, on our results of operations, financial position and cash flows. See Note 7 to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

Second Quarter 2011 compared to Second Quarter 2010

Business segment results

We conduct our business activities in seven reporting segments within two business groups, Small & Medium Business Solutions (SMB Solutions) and Enterprise Business Solutions (EB Solutions). The following table shows revenue and EBIT for the business segments for the three months ended June 30, 2011 and 2010. EBIT, a non-GAAP measure, is determined by deducting from segment revenue the related costs and expenses attributable to the segment. EBIT excludes interest, taxes, general corporate expenses and restructuring charges, which are generally managed across the entire company on a consolidated basis, and asset impairments. EBIT is useful to management in demonstrating the operational profitability of the segments excluding centrally managed costs, and is also used for purposes of measuring the performance of our management team. Segment EBIT; however, may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. Refer to Note 14 to the Condensed Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes. Amounts in the table below may not sum to the total due to rounding.

	Revenue			EBIT

	Three Months Ended June 30,			Three Months Ended June 30,

	2011	2010	% change	2011	2010	% change

North America Mailing	$494	$521	(5)%	$176	$180	(2)%
International Mailing	176	156	13%	27	17	56%

SMB Solutions	670	676	(1)%	203	197	3%

Production Mail	134	121	10%	9	9	2%
Software	100	84	19%	10	6	67%
Management Services	240	249	(3)%	20	22	(10)%
Mail Services	134	129	4%	10	5	89%
Marketing Services	36	37	(3)%	7	7	(7)%

EB Solutions	645	621	4%	55	49	12%

Total	$1,314	$1,297	1%	$258	$246	5%

Small & Medium Business Solutions

During the quarter, Small & Medium Business Solutions revenue decreased 1% to $670 million and EBIT increased 3% to $203 million, compared to prior year. Within the Small & Medium Business Solutions group during the quarter:

North America Mailing revenue decreased 5% to $494 million compared to the prior year, driven primarily by lower equipment, financing, rental, supplies and service revenues. Equipment sales continue to be negatively impacted by increased lease extensions. Lease extensions are profitable transactions but generate less revenue than new equipment sales. Declining equipment sales in prior periods is also driving the decline in financing revenue. Rental, supplies and service revenues were lower than prior year primarily due to lower volumes and fewer placements of new meters. Foreign currency translation had a 1% favorable impact on revenue. EBIT decreased 2% to $176 million, compared to prior year. However, EBIT margin of 35.6% improved over the prior year margin of 34.5% due to the benefits of our ongoing productivity initiatives, lower credit losses and extensions of customer leases.

International Mailing revenue increased 13% to $176 million compared to the prior year, primarily driven by foreign currency translation. Within International Mailing, equipment sales increased 5%, but were offset by a decline of 9% in rental revenue, primarily due to a higher mix of equipment sales revenue compared to rentals revenue in France. EBIT increased 56% to $27 million compared to the prior year, primarily due to past and ongoing productivity initiatives. Foreign currency translation had a positive impact of 11% on EBIT.

Enterprise Business Solutions

During the quarter, Enterprise Business Solutions revenue increased 4% to $645 million and EBIT increased 12% to $55 million, compared to prior year. Within the Enterprise Business Solutions group during the quarter:

Production Mail revenue increased 10% over the prior year to $134 million due to higher sales of inserting equipment in North America and Asia. Foreign currency translation had a 5% favorable impact on revenue. Production Mail EBIT of $9 million was consistent with the prior year. EBIT in the quarter was impacted by investments of $4 million in the development of Volly TM, our secure digital mail delivery service; however, the impact of these investments was offset by the higher equipment sales and the favorable impact of foreign currency translation of 2%.

Software revenue increased 19% over the prior year to $100 million. Acquisitions made in the latter half of 2010 accounted for 8% of the increase and foreign currency translation accounted for 7% of the increase. The remaining increase was primarily due to higher licensing revenue in all regions. We continue to enter into multi-year software licensing agreements, which will increase recurring revenue streams in future periods. Software EBIT increased 67% to $10 million primarily due to the increase in revenue.

Management Services revenue decreased 3% to $240 million. Foreign currency had a 3% favorable impact on revenue. EBIT decreased 10% to $20 million, compared to the prior year. The decrease in revenue and EBIT was primarily due to account contractions and terminations in the U.S. last year.

Mail Services revenue increased 4% to $134 million and EBIT increased 89% to $10 million compared to the prior year. However, current year revenue and EBIT were both adversely impacted $9 million by the fire that disrupted operations at our Dallas mail presort facility and prior year revenue and EBIT includes the negative impact of a one-time out of period adjustment of $21 million and $16 million, respectively, primarily related to the correction of rates used previously to estimate earned but unbilled International Mail Services revenue for the periods 2007 through the first quarter 2010. Excluding these items, revenue and EBIT decreased 4% and 13%, respectively, primarily due to lower shipping volumes coupled with higher shipping rates charged by international carriers in our International Mail Services business.

Marketing Services revenue decreased 3% to $36 million compared to the prior year primarily due to fewer household moves and a transition to a recently introduced online service for movers. EBIT decreased 7% to $7 million primarily due to the decrease in revenue and investments made in our new online service.

Revenue and Cost of revenue by source

The following tables show revenue and cost of revenue by source for the three months ended June 30, 2011 and 2010. Amounts in the tables may not sum to the total due to rounding.

Revenue

	Three Months Ended June 30,

	2011	2010	% change

Equipment sales	$243	$228	7%
Supplies	79	77	2%
Software	106	88	20%
Rentals	143	150	(5)%
Financing	150	157	(4)%
Support services	177	175	1%
Business services	418	422	(1)%

Total revenue	$1,314	$1,297	1%

Cost of revenue

	Three Months Ended June 30,

			Percentage of Revenue

	2011	2010	2011	2010

Cost of equipment sales	$104	$101	43.0%	44.3%
Cost of supplies	26	24	32.5%	31.4%
Cost of software	25	21	23.6%	24.0%
Cost of rentals	33	34	23.0%	22.9%
Financing interest expense	22	22	14.8%	13.9%
Cost of support services	115	112	65.3%	63.7%
Cost of business services	325	338	77.8%	80.1%

Total cost of revenue	$651	$652	49.5%	50.3%

Equipment sales
Equipment sales revenue increased 7% to $243 million compared to the prior year. Foreign currency translation accounted for 5% of the increase. The underlying increase was driven by a 12% increase in Production Mail and a 5% increase in International Mailing, partially offset by a 5% decrease in North America Mailing equipment sales. Cost of equipment sales as a percentage of revenue decreased to 43.0% compared to 44.3% in the prior year primarily due to the mix of higher margin product sales in the mailing and production mail businesses and lease extensions.

Supplies
Supplies revenue increased 2% to $79 million compared to the prior year, with foreign currency translation having a 5% favorable impact. The underlying decrease was due to lower supplies usage resulting from reduced mail volumes and fewer installed meters worldwide. Cost of supplies as a percentage of revenue was 32.5% compared with 31.4% in the prior year primarily due to the increasing mix of lower margin supplies sales.

Software
Software revenue increased 20% to $106 million compared to the prior year. Acquisitions accounted for 7% of the increase and favorable foreign currency translation contributed an additional 7%. The remaining increase was primarily due to higher licensing revenue in all regions. Cost of software as a percentage of revenue improved to 23.6% compared with 24.0% in the prior year due to an increase in high margin licensing revenue.

Rentals
Rentals revenue decreased 5% to $143 million compared to the prior year as customers in the United States continue to downsize to smaller, fully featured machines and fewer installed meters. Internationally, rentals revenue has been impacted by the weak economic conditions and the higher mix of equipment sales revenue compared to rentals revenue in France. Foreign currency translation had a favorable impact of 2%. Cost of rentals as a percentage of revenue was 23.0%, consistent with the 22.9% in the prior year.

Financing
Financing revenue decreased 4% to $150 million compared to the prior year. Lower equipment sales in prior periods have resulted in a decline in our worldwide lease portfolio. Foreign currency translation had a favorable impact of 2%.

Financing interest expense as a percentage of revenue increased to 14.8% compared to 13.9% in the prior year, principally due to a higher overall effective interest rate. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenues, we assume a 10:1 leveraging ratio of debt to equity and apply our overall effective interest rate to the average outstanding finance receivables.

Support Services
Support services revenue increased 1% to $177 million compared to the prior year, with foreign currency translation having a 4% favorable impact. The underlying decrease in revenue is due to lower new mailing equipment placements in the United States. Cost of support services as a percentage of revenue increased to 65.3% compared with 63.7% in the prior year primarily due to a more complex installation process associated with the Connect+TM product.

Business Services
Business services revenue decreased 1% to $418 million compared to the prior year, with foreign currency translation having a 4% favorable impact. The underlying decrease in revenue is primarily driven by the loss of several large contracts during 2010, the impact of the fire at our Dallas mail presort facility and the timing of new business. Cost of business services as a percentage of revenue improved to 77.8% compared with 80.1% in the prior year primarily due to the reduction to prior year revenue from the one-time out of period adjustment in the International Mail Services business.

Selling, general and administrative (SG&A)

SG&A expenses increased $10 million, or 2%; however, foreign currency translation increased SG&A by $17 million, or 4% and acquisitions completed after the second quarter 2010 increased SG&A by $7 million, or 2%. The underlying decrease in SG&A of $14 million, or 3% is primarily due to our cost reduction initiatives. As a percentage of revenue, SG&A was 33.2% compared with 32.9% in the prior year.

Research and development

Research and development expenses decreased $1 million, or 2% from the prior year due to cost reduction initiatives and the completion of development work for Connect+ TM, which was launched in 2010.

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

Discontinued operations

See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests

See Note 8 to the unaudited Condensed Consolidated Financial Statements.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

The following tables show revenue and cost of revenue by source for the six months ended June 30, 2011 and 2010. Amounts in the tables may not sum to the total due to rounding.

Revenue

	Six Months Ended June 30,

	2011	2010	% change

Equipment sales	$485	$467	4%
Supplies	161	162	(1)%
Software	205	172	19%
Rentals	286	306	(7)%
Financing	304	319	(5)%
Support services	355	355	—%
Business services	841	863	(3)%

Total revenue	$2,638	$2,645	—%

Cost of revenue

	Six Months Ended June 30,

			Percentage of Revenue

	2011	2010	2011	2010

Cost of equipment sales	$219	$207	45.2%	44.3%
Cost of supplies	52	50	32.1%	30.5%
Cost of software	50	42	24.4%	24.6%
Cost of rentals	65	71	22.9%	23.4%
Financing interest expense	45	44	15.0%	13.7%
Cost of support services	231	226	64.9%	63.7%
Cost of business services	659	668	78.3%	77.4%

Total cost of revenue	$1,321	$1,308	50.1%	49.5%

Equipment sales
Equipment sales revenue increased 4% to $485 million compared to the prior year primarily due to a favorable impact from foreign currency translation. Equipment sales were up 9% in Production Mail due to sales of production print equipment but were offset by lower equipment sales in North America Mailing. Cost of equipment sales as a percentage of revenue increased to 45.2% compared to 44.3% in the prior year primarily due to the impact of foreign currency translation and a higher mix of lower margin product sales in the North American Mailing and Production Mail businesses in the first quarter 2011.

Supplies
Supplies revenue decreased 1% to $161 million compared to the prior year, with foreign currency translation having a 3% favorable impact. This decrease was due to lower supplies usage resulting from reduced mail volumes and fewer installed meters worldwide. Cost of supplies as a percentage of revenue increased to 32.1% compared with 30.5% in the prior year primarily due to the increasing mix of lower margin product sales worldwide.

Software
Software revenue increased 19% to $205 million compared to the prior year. Acquisitions accounted for 8% of the increase and foreign currency translation accounted for an additional 5% increase. The remaining increase was due to higher licensing revenue in all regions. Cost of software as a percentage of revenue improved slightly to 24.4% compared with 24.6% in the prior year primarily due to the increase in high margin licensing revenue.

Rentals
Rentals revenue decreased 7% to $286 million compared to the prior year as customers in the U.S. continue to downsize to smaller, fully featured machines and the weak economic conditions continue to have an adverse impact on the international rental market. Foreign currency translation had a favorable impact of 1%. Cost of rentals as a percentage of revenue improved to 22.9% compared with 23.4% in the prior year primarily due to lower depreciation associated with higher levels of lease extensions.

Financing
Financing revenue decreased 5% to $304 million compared to the prior year as lower equipment sales in prior periods have resulted in a decline in our worldwide lease portfolio. Foreign currency translation had a favorable impact of 1%. Financing interest expense as a percentage of revenue increased to 15.0% compared to 13.7% in the prior year primarily due to higher overall effective interest rates.

Support Services
Support services revenue was unchanged at $355 million compared to the prior year. Foreign currency translation had a 3% favorable impact on revenue. The underlying decrease was driven by lower new equipment placements worldwide. Cost of support services as a percentage of revenue increased to 64.9% compared with 63.7% in the prior year primarily due to a more complex installation process associated with the Connect+TM product.

Business Services
Business services revenue decreased 3% to $841 million compared to the prior year primarily due to the loss of several large contracts during 2010 and the impact of the fire at our Dallas mail presort facility. Foreign currency translation had a 1% favorable impact. Cost of business services as a percentage of revenue increased to 78.3% compared with 77.4% in the prior year primarily due to lower revenues and higher shipping costs in our International Mail Services businesses.

Selling, general and administrative (SG&A)

SG&A expenses decreased $4 million (less than 1%) compared to the prior year. However, the impact of foreign currency translation resulted in an increase of $20 million, or 2%, and acquisitions completed after the second quarter 2010 increased SG&A by $12 million, or 1%. The underlying decrease in SG&A of $35 million, or 4%, was due to our cost reduction initiatives. As a percentage of revenue, SG&A was 32.8% compared with 32.9% in the prior year.

Research and development

Research and development expenses decreased $7 million, or 9% from the prior year due to cost reduction initiatives and the completion of development work for Connect+ TM.

Restructuring charges and asset impairments

See Note 11 to the Condensed Consolidated Financial Statements.

Income taxes

See Note 7 to the Condensed Consolidated Financial Statements.

Discontinued operations

See Note 3 to the Condensed Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests

See Note 8 to the Condensed Consolidated Financial Statements.

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

Cash Flow Summary

The change in cash and cash equivalents is as follows:

	Six Months Ended June 30,

	2011	2010

Net cash provided by operating activities	$449	$424
Net cash used in investing activities	(109)	(136)
Net cash used in financing activities	(253)	(232)
Effect of exchange rate changes on cash and cash equivalents	7	(9)

Increase in cash and cash equivalents	$94	$47

2011 Cash Flows
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Decreases in finance receivables and accounts receivables contributed $140 million and $82 million of cash, respectively. Due to declining equipment sales, finance receivables have declined as cash collections exceed the financing of new business. Similarly, accounts receivables have declined primarily due to cash collections in excess of new billings. In addition, the timing of tax payments and tax refunds received contributed $115 million. Partially offsetting these inflows was a special contribution to our U.S. pension plan of $123 million, restructuring payments of $52 million and payments of accounts payable and accrued liabilities of $85 million.

Net cash used in investing activities consisted of capital expenditures of $88 million and the net purchase of investment securities of $36 million.

Net cash used in financing activities consisted primarily of dividends paid to common stockholders of $151 million, net payments of commercial paper borrowings of $50 million and the repurchase of $50 million of our common stock.

2010 Cash Flows
Cash provided by operating activities included decreases in finance receivables and accounts receivables of $126 million and $95 million, respectively. The decrease in finance receivables is due to the decline in the finance receivables portfolio as a result of reduced equipment sales from prior periods. The decrease in accounts receivables is primarily due to lower billings and strong collections. Partially offsetting these factors was an increase in inventory of $32 million, a reduction in accounts payable and accrued liabilities of $64 million due to the timing of payments and $67 million in restructuring payments.

Net cash used in investing activities consisted principally of the net purchase of short-term investments of $84 million and capital expenditures of $59 million.

Net cash used in financing activities included dividends paid to common stockholders of $151 million and net payments of commercial paper borrowings of $77 million.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2011 and 2010 included additions to property, plant and equipment of $56 million and $26 million, respectively, and additions to rental equipment and related inventories of $32 million and $32 million, respectively. Capital expenditures for property, plant and equipment were significantly higher this year compared to the prior year due to the replacement of equipment destroyed by the fire at our Dallas presort mail facility. We have no material commitments for capital expenditures at June 30, 2011.

Financings and Capitalization

We are a Well-Known Seasoned Issuer with the SEC, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is a significant source of liquidity for us and a committed line of credit of $1.25 billion which supports our commercial paper issuance. The line of credit expires in 2013. We have not experienced any problems to date in accessing the commercial paper market. As of June 30, 2011, the line of credit had not been drawn upon.

At June 30, 2011, there was no outstanding commercial paper. During the quarter ended June 30, 2011, borrowings under our commercial paper program averaged $186 million at a weighted-average interest rate of 0.20% and the maximum amount of commercial paper issued at any point in time was $293 million.

There have been no significant changes to long-term debt since December 31, 2010. In April 2011, we entered into interest rate swap agreements with an aggregate notional value of $450 million that effectively converted the fixed rate interest payments on our $450 million 4.875% notes due in 2014 into variable rates. Under the terms of these agreements, we pay a weighted-average variable rate based on three month LIBOR plus 305 basis points and receive fixed rate payments of 4.875%.

At June 30, 2011, we had $159 million of cash and cash equivalents held by our foreign subsidiaries. It is our intention to permanently reinvest these funds in our foreign operations and we do not currently foresee a need to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our operations in the U.S., we could be required to pay additional U.S. taxes to repatriate these funds.

We expect to contribute up to $130 million and $25 million to our U.S. and foreign pension plans, respectively in 2011. Through June 30, 2011, total contributions to our U.S. and foreign pension plans were $127 million and $12 million, respectively, which included a special contribution of $123 million to our U.S. plan. We will continue to assess our funding alternatives as the year progresses.

We believe our financing needs in the short and long-term can be met from cash generated internally, the issuance of commercial paper or long-term debt and borrowing capacity under our existing credit agreements.

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

Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and internal control over financial reporting. Our CEO and CFO concluded that such disclosure controls and procedures were effective as of June 30, 2011, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. In addition, no changes in internal control over financial reporting occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

See Note 12 to the unaudited Condensed Consolidated Financial Statements.

Item 1A: Risk Factors

There were no material changes to the risk factors identified in the 2010 Annual Report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. In February 2011, our Board of Directors approved an increase of $100 million in our share repurchase authorization to $150 million. Through June 30, 2011, we repurchased 2,089,500 shares of our common stock at a total cost of $50 million. At June 30, 2011, we have remaining authorization to repurchase up to $100 million of our common stock.

The following table summarizes our share repurchase activity under active programs through June 30, 2011:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)

Beginning balance				$50,000
January 2011	—	—	—	$50,000
February 2011	—	—	—	$150,000
March 2011	—	—	—	$150,000
April 2011	—	—	—	$150,000
May 2011	1,320,200	$24.34	1,320,200	$117,868
June 2011	769,300	$23.22	769,300	$100,002

	2,089,500	$23.93	2,089,500

Item 6: Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date: August 5, 2011

/s/ Michael Monahan

Michael Monahan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Steven J. Green

Steven J. Green
Vice President – Finance and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description	Status or incorporation by reference

(12)	Computation of ratio of earnings to fixed charges	Page 37

(31.1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Page 38

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Page 39

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Page 40

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Page 41

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document