Form 10-Q
period 2011-09-30
PITNEY BOWES INC /DE/
filed 2011-11-04
CIK 78814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2011.

Class	Outstanding

Common Stock, $1 par value per share	199,637,576 shares

PITNEY BOWES INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Revenue:
Equipment sales	$221,475	$245,634	$706,027	$713,021
Supplies	74,271	77,304	235,728	239,635
Software	113,224	98,444	318,305	270,508
Rentals	140,172	151,399	425,799	456,977
Financing	150,038	157,333	454,223	476,712
Support services	175,286	175,844	530,707	531,176
Business services	425,258	439,784	1,266,478	1,303,183

Total revenue	1,299,724	1,345,742	3,937,267	3,991,212

Costs and expenses:
Cost of equipment sales	97,559	113,282	316,697	320,191
Cost of supplies	22,611	23,843	74,365	73,381
Cost of software	23,431	23,630	73,541	65,993
Cost of rentals	32,581	36,277	97,989	107,658
Financing interest expense	21,430	22,189	66,915	65,948
Cost of support services	114,074	111,521	344,767	337,822
Cost of business services	326,415	335,588	985,232	1,003,712
Selling, general and administrative	430,650	435,292	1,296,584	1,304,941
Research and development	35,573	38,454	107,772	117,487
Restructuring charges and asset impairments	32,956	33,805	63,974	103,039
Goodwill impairment	45,650	—	45,650	—
Other interest expense	28,932	29,310	86,006	86,172
Interest income	(1,265)	(393)	(4,702)	(1,851)
Other income, net	(10,718)	—	(10,718)	—

Total costs and expenses	1,199,879	1,202,798	3,544,072	3,584,493

Income from continuing operations before income taxes	99,845	142,944	393,195	406,719
(Benefit) provision for income taxes	(17,087)	46,880	77,319	155,302

Income from continuing operations	116,932	96,064	315,876	251,417
Gain (loss) from discontinued operations, net of tax	60,428	(2,536)	57,911	(8,332)

Net income before attribution of noncontrolling interests	177,360	93,528	373,787	243,085

Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,593	4,593	13,781	13,730

Net income - Pitney Bowes Inc.	$172,767	$88,935	$360,006	$229,355

Amounts attributable to common stockholders:
Income from continuing operations	$112,339	$91,471	$302,095	$237,687
Gain (loss) from discontinued operations	60,428	(2,536)	57,911	(8,332)

Net income - Pitney Bowes Inc.	$172,767	$88,935	$360,006	$229,355

Basic earnings per share attributable to common stockholders (1):
Continuing operations	$0.56	$0.44	$1.49	$1.15
Discontinued operations	0.30	(0.01)	0.29	(0.04)

Net income - Pitney Bowes Inc.	$0.86	$0.43	$1.78	$1.11

Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$0.56	$0.44	$1.48	$1.15
Discontinued operations	0.30	(0.01)	0.28	(0.04)

Net income - Pitney Bowes Inc.	$0.85	$0.43	$1.77	$1.11

Dividends declared per share of common stock	$0.37	$0.365	$1.11	$1.095

(1) The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$715,194	$484,363
Short-term investments	53,866	30,609

Accounts receivables, gross	707,120	824,015
Allowance for doubtful accounts receivables	(32,123)	(31,880)

Accounts receivables, net	674,997	792,135

Finance receivables	1,312,858	1,370,305
Allowance for credit losses	(51,247)	(48,709)

Finance receivables, net	1,261,611	1,321,596

Inventories	178,553	168,967
Current income taxes	67,263	103,542
Other current assets and prepayments	118,191	107,029

Total current assets	3,069,675	3,008,241

Property, plant and equipment, net	414,342	426,501
Rental property and equipment, net	267,189	300,170

Finance receivables	1,135,890	1,265,220
Allowance for credit losses	(19,554)	(20,721)

Finance receivables, net	1,116,336	1,244,499

Investment in leveraged leases	133,995	251,006
Goodwill	2,248,942	2,306,793
Intangible assets, net	243,349	297,443
Non-current income taxes	127,986	130,601
Other assets	541,253	478,769

Total assets	$8,163,067	$8,444,023

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,664,217	$1,825,261
Current income taxes	341,349	192,924
Notes payable and current portion of long-term obligations	1,941	53,494
Advance billings	450,874	481,900

Total current liabilities	2,458,381	2,553,579

Deferred taxes on income	151,539	261,118
Tax uncertainties and other income tax liabilities	564,981	536,531
Long-term debt	4,243,547	4,239,248
Other non-current liabilities	493,532	653,758

Total liabilities	7,911,980	8,244,234

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 12)

Stockholders’ deficit:
Cumulative preferred stock, $50 par value, 4% convertible	4	4
Cumulative preference stock, no par value, $2.12 convertible	724	752
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	238,313	250,928
Retained earnings	4,416,646	4,282,316
Accumulated other comprehensive loss	(477,431)	(473,806)
Treasury stock, at cost (123,707,443 and 119,906,910 shares, respectively)	(4,546,877)	(4,480,113)

Total Pitney Bowes Inc. stockholders’ deficit	(45,283)	(96,581)

Total liabilities, noncontrolling interests and stockholders’ deficit	$8,163,067	$8,444,023

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,

	2011	2010

Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$373,787	$243,085

Restructuring payments	(78,379)	(90,713)
Special pension plan contribution	(123,000)	—

Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charges and asset impairments, net of tax	43,039	67,027
Goodwill impairment, net of tax	31,334	—
Gain on sale of leveraged lease assets, net of tax	(26,689)	—
Proceeds from settlement of derivative instruments	—	31,774
Depreciation and amortization	205,001	231,605
Stock-based compensation	13,393	15,866

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	113,422	109,603
(Increase) decrease in finance receivables	169,109	168,673
(Increase) decrease in inventories	(12,731)	(31,336)
(Increase) decrease in prepaid, deferred expense and other assets	(3,707)	(792)
Increase (decrease) in accounts payable and accrued liabilities	(102,092)	(68,839)
Increase (decrease) in current and non-current income taxes	169,144	3,017
Increase (decrease) in advance billings	(22,392)	(8,215)
Increase (decrease) in other operating capital, net	1,217	(4,684)

Net cash provided by operating activities	750,456	666,071

Cash flows from investing activities:
Short-term and other investments	(100,268)	(112,902)
Capital expenditures	(123,029)	(90,177)
Proceeds from sale of leveraged lease assets	101,784	—
Net investment in external financing	(4,458)	(3,117)
Acquisitions, net of cash acquired	—	(75,500)
Reserve account deposits	(14,528)	5,405

Net cash used in investing activities	(140,499)	(276,291)

Cash flows from financing activities:
Decrease in notes payable, net	(50,000)	(89,232)
Proceeds from issuance of common stock	10,436	8,687
Stock repurchases	(99,997)	(100,000)
Dividends paid to common stockholders	(225,676)	(227,199)
Dividends paid to noncontrolling interests	(9,188)	(9,137)

Net cash used in financing activities	(374,425)	(416,881)

Effect of exchange rate changes on cash and cash equivalents	(4,701)	410

Increase (decrease) in cash and cash equivalents	230,831	(26,691)
Cash and cash equivalents at beginning of period	484,363	412,737

Cash and cash equivalents at end of period	$715,194	$386,046

Cash interest paid	$177,682	$169,042

Cash income tax (refund) payments, net	$(68,659)	$186,079

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Pitney Bowes Inc. and its subsidiaries (PBI, the company, we, us, and our) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2010 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In our opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly our financial position at September 30, 2011 and December 31, 2010, our results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010 have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2011.

These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2010, as such financial statements have been amended by the financial information included in the Current Report on Form 8-K dated September 22, 2011 (together, the 2010 Annual Report). Certain prior year amounts have been reclassified to conform to the current period presentation.

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

3. Discontinued Operations

During the third quarter of 2011, we entered into a series of settlements with the IRS in connection with their examination of our tax years 2001-2004. We agreed upon both the tax treatment of a number of disputed issues, including issues related to our Capital Services business that was sold in 2006, and revised tax calculations. As a result, $60 million of previously provided tax and interest reserves were released through discontinued operations. See Note 7 for further information.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

4. Inventories

Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Raw materials and work in process	$58,581	$46,664
Supplies and service parts	55,414	63,991
Finished products	64,558	58,312

Total	$178,553	$168,967

If all inventories valued at LIFO had been stated at current costs, inventories would have been $26 million higher than reported at September 30, 2011 and December 31, 2010.

5. Intangible Assets and Goodwill

Intangible assets

Intangible assets at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011			December 31, 2010

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$426,136	$(239,486)	$186,650	$453,523	$(229,143)	$224,380
Supplier relationships	29,000	(18,367)	10,633	29,000	(16,192)	12,808
Software & technology	170,910	(129,447)	41,463	172,188	(118,390)	53,798
Trademarks & trade names	36,141	(31,766)	4,375	36,322	(30,224)	6,098
Non-compete agreements	7,690	(7,462)	228	7,845	(7,486)	359

Total intangible assets	$669,877	$(426,528)	$243,349	$698,878	$(401,435)	$297,443

Amortization expense related to intangible assets was $14 million and $15 million for the three months ended September 30, 2011 and 2010, respectively, and $43 million and $48 million for the nine months ended September 30, 2011 and 2010, respectively. In the third quarter 2011, we also recorded impairment charges totaling $12 million associated with our International Mailing Services (IMS) operations within our Mail Services segment. These charges were recorded in restructuring charges and asset impairments in the Condensed Consolidated Statements of Income. See Goodwill section below and Note 14 for further details. The future amortization expense as of September 30, 2011 is as follows:

Amount

Remaining for year ended December 31, 2011	$14,045
Year ended December 31, 2012	51,241
Year ended December 31, 2013	46,979
Year ended December 31, 2014	40,880
Year ended December 31, 2015	33,926
Thereafter	56,278

Total	$243,349

Actual amortization expense may differ from the amounts above due to, among other things, future acquisitions, impairments, accelerated amortization or fluctuations in foreign currency exchange rates.

Goodwill

We perform our annual goodwill impairment test during the fourth quarter of each year, or sooner, if circumstances indicate an impairment may exist. Due to continuing underperformance of our IMS operations and in connection with the company’s long-term

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

planning and budgeting process during the third quarter, management concluded that it was appropriate to perform a goodwill impairment review for IMS at September 30, 2011.

We determined the fair value of IMS using a combination of techniques including the present value of future cash flows, multiples of competitors and multiples from sales of like businesses. We derived the cash flow estimates from our historical experience and our long-term plans. We then allocated the implied fair value to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination. Based on our analysis, it was determined that the estimated fair value of IMS was less than its carrying value, and a goodwill impairment charge of $46 million was recognized during the third quarter.

The changes in the carrying amount of goodwill, by reporting segment, for the nine months ended September 30, 2011 is as follows:

	Balance at December 31, 2010	Impairment	Other (1)	Balance at September 30, 2011

North America Mailing	$357,918	$—	$(1,047)	$356,871
International Mailing	181,530	—	(584)	180,946

Small & Medium Business Solutions	539,448	—	(1,631)	537,817

Production Mail	141,476	—	280	141,756
Software	678,101	—	(6,404)	671,697
Management Services	494,433	—	(4,449)	489,984
Mail Services	259,102	(45,650)	3	213,455
Marketing Services	194,233	—	—	194,233

Enterprise Business Solutions	1,767,345	(45,650)	(10,570)	1,711,125

Total	$2,306,793	$(45,650)	$(12,201)	$2,248,942

(1)	Primarily foreign currency translation adjustments.

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

7. Income Taxes

The effective tax rate for the three months ended September 30, 2011 and 2010 was (17.1)% and 32.8%, respectively, and the effective tax rate for the nine months ended September 30, 2011 and 2010 was 19.7% and 38.2%, respectively. The year-to-date 2011 rate includes a $34 million tax benefit from the sale of non-U.S. leveraged lease assets, $27 million of tax benefits arising from the findings of various tax examinations and a $3 million charge from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees. The year-to-date 2010 rate included a $9 million charge from the write-off of deferred tax assets related to the U.S. health care reform legislation that eliminated the tax deduction for retiree health care costs to the extent of federal subsidies received by companies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage and a $10 million charge from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees.

We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. Tax reserves have been established which we believe to be appropriate given the possibility

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

of tax adjustments. Determining the appropriate level of tax reserves requires us to exercise judgment regarding the uncertain application of tax laws. The amount of reserves is adjusted when information becomes available or when an event occurs indicating a change in the reserve is appropriate. Future changes in tax reserve requirements could have a material impact on our results of operations.

As is the case with other large corporations, our tax returns are examined each year by tax authorities in the United States, other countries and local jurisdictions in which we have operations. The IRS examination of tax years 2001-2004 is estimated to be closed to audit within the next six months and the examination of years 2005-2008 within the next 12 months. During July 2011, in connection with the 2001-2004 examination, we entered into a series of settlements with the IRS under which we agreed upon both the tax treatment of a number of disputed issues and revised tax calculations. Accordingly, in the third quarter $76 million of previously provided tax and interest reserves were released, of which $60 million related to our Capital Services business that we sold in 2006 and was released through discontinued operations. During the fourth quarter of 2011, in connection with the 2005-2008 IRS examination, we entered into a settlement with the IRS under which we agreed upon both the tax treatment of disputed issues and revised tax calculations. In the fourth quarter, we expect to release at least $30 million of 2005-2008 tax and interest reserves, about $5 million of which will be released through Discontinued Operations. Our additional liability for tax and interest arising from the 2001-2008 IRS examinations is approximately $400 million, which was previously paid through the purchase of tax bonds.

In addition, a variety of post-2000 tax years remain subject to examination by other tax authorities, including the U.S., UK, Canada, France, Germany and various U.S. states. It is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to two-thirds of our unrecognized tax benefits. We believe we have established tax reserves that are appropriate given the possibility of tax adjustments, including any adjustments to our unrecognized tax benefits. However, depending upon the size of the reserve as compared to the ultimate determination of such matters, the resolution could have a material impact, positive or negative, on our results of operations, financial position and cash flows.

8. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)

In 2009, Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary of ours, issued 300,000 shares, or $300 million, of perpetual voting preferred stock (the Preferred Stock) to certain outside institutional investors. The holders of the Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the company. The Preferred Stock is entitled to cumulative dividends at a rate of 6.125% for a period of seven years after which it becomes callable and, if it remains outstanding, will yield a dividend that increases by 50% every six months thereafter. No dividends were in arrears at September 30, 2011 or December 31, 2010.

The carrying value of the Preferred Stock is reported as Noncontrolling interests (Preferred stockholders’ equity in subsidiaries) on the Condensed Consolidated Balance Sheets. Preferred Stock dividends are reported in the Condensed Consolidated Statements of Income as Preferred stock dividends of subsidiaries attributable to noncontrolling interests. There was no change in the carrying value of noncontrolling interests during the period ended September 30, 2011 or the year ended December 31, 2010.

9. Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net income - Pitney Bowes Inc.	$172,767	$88,935	$360,006	$229,355
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(111,317)	124,539	(35,336)	(16,432)
Net unrealized gain (loss) on derivatives	1,209	(648)	1,596	853
Net unrealized gain on investment securities	3,147	345	4,258	2,427
Amortization of pension and postretirement costs	8,692	7,064	25,857	21,064

Comprehensive income	$74,498	$220,235	$356,381	$237,267

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

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2011 and December 31, 2010, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy.

	September 30, 2011

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds / commercial paper	$206,662	$17,349	$—	$224,011
Equity securities	—	20,267	—	20,267
Debt securities - U.S. and foreign governments, agencies and municipalities	115,376	29,404	—	144,780
Debt securities - corporate	—	34,885	—	34,885
Mortgage-back / asset-back securities	—	150,930	—	150,930
Derivatives
Interest rate swaps	—	18,795	—	18,795
Foreign exchange contracts	—	2,634	—	2,634

Total assets	$322,038	$274,264	$—	$596,302

Liabilities:
Derivatives
Foreign exchange contracts	$—	$3,102	$—	$3,102

Total liabilities	$—	$3,102	$—	$3,102

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

Investment securities include investments held by The Pitney Bowes Bank (PBB). PBB, a wholly-owned subsidiary, is a Utah-chartered Industrial Loan Company (ILC). The bank’s investments at September 30, 2011 were $310 million. These investments were reported on the Condensed Consolidated Balance Sheets as cash and cash equivalents of $21 million, short-term investments of

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

$53 million and other assets of $236 million. The bank’s investments at December 31, 2010 were $246 million and were reported as cash and cash equivalents of $61 million, short-term investments of $27 million and other assets of $158 million.

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

The following is a summary of our derivative fair values at September 30, 2011 and December 31, 2010:

		Fair Value

Designation of Derivatives	Balance Sheet Location	September 30, 2011	December 31, 2010

Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$691	$160
	Other assets:
	Interest rate swaps	18,795	10,280
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	158	716
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	1,943	2,727
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	2,944	6,191

	Total Derivative Assets	$21,429	$13,167
	Total Derivative Liabilities	3,102	6,907

	Total Net Derivative Assets	$18,327	$6,260

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in earnings.

At September 30, 2011, we have outstanding interest rate swaps with an aggregate notional value of $850 million that effectively convert fixed rate interest payments on the $400 million 4.625% notes due in 2012 (the 2012 Swaps) and the $450 million 4.875% notes due in 2014 (the 2014 Swaps) into variable rates.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Under the terms of the 2012 Swaps, we pay a weighted-average variable rate based on one month LIBOR plus 249 basis points and receive a fixed rate of 4.625%. Under the terms of the 2014 Swaps, we pay a weighted-average variable rate based on three month LIBOR plus 305 basis points and receive a fixed rate of 4.875%. At September 30, 2011 and December 31, 2010, the aggregate fair value of these interest rate swaps was an asset of $19 million and $10 million, respectively.

The following represents the results of fair value hedging relationships for the three and nine months ended September 30, 2011 and 2010:

		Three Months Ended September 30,

		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings

Derivative Instrument	Location of Gain (Loss)	2011	2010	2011	2010

Interest rate swaps	Interest expense	$3,448	$2,699	$(10,109)	$(5,792)

		Nine Months Ended September 30,

		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings

Derivative Instrument	Location of Gain (Loss)	2011	2010	2011	2010

Interest rate swaps	Interest expense	$8,406	$11,318	$(23,016)	$(22,042)

Foreign Exchange Contracts

We enter into foreign currency exchange contracts arising from the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in accumulated other comprehensive income (AOCI) in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At September 30, 2011 and December 31, 2010, we had outstanding contracts associated with these anticipated transactions with a notional amount of $28 million and $25 million, respectively. These contracts had a net asset value of $1 million at September 30, 2011 and a net liability value of $1 million at December 31, 2010.

As of September 30, 2011, all of the net derivative gain recognized in AOCI will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

The following represents the results of cash flow hedging relationships for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,

	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)			Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
			Location of Gain (Loss) (Effective Portion)
Derivative Instrument	2011	2010		2011	2010

Foreign exchange contracts	$1,746	$(1,945)	Revenue	$(129)	$509
			Cost of sales	(146)	(119)

				$(275)	$390

	Nine Months Ended September 30,

	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)			Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
			Location of Gain (Loss) (Effective Portion)
Derivative Instrument	2011	2010		2011	2010

Foreign exchange contracts	$2,049	$(808)	Revenue	$(260)	$976
			Cost of sales	(700)	(277)

				$(960)	$699

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. At September 30, 2011, outstanding foreign exchange contracts to buy or sell various currencies had a net liability value of $1 million. These contracts mature by December 2011. At December 31, 2010, outstanding foreign exchange contracts to buy or sell various currencies had a net liability value of $3 million.

The following represents the results of our non-designated derivative instruments for the three and nine months ended September 30, 2011 and 2010:

		Three Months Ended September 30,

		Derivative Gain (Loss) Recognized in Earnings

Derivatives Instrument	Location of Derivative Gain (Loss)	2011	2010

Foreign exchange contracts	Selling, general and administrative expense	$2,090	$(6,364)

		Nine Months Ended September 30,

		Derivative Gain (Loss) Recognized in Earnings

Derivatives Instrument	Location of Derivative Gain (Loss)	2011	2010

Foreign exchange contracts	Selling, general and administrative expense	$(18,770)	$(13,835)

Credit-Risk-Related Contingent Features

Certain derivative instruments contain provisions that would require us to post collateral upon a significant downgrade in our long-term senior unsecured debt ratings. At September 30, 2011, our long-term senior unsecured debt ratings were BBB+ / A2. Based on derivative values at September 30, 2011, we would have been required to post $2 million in collateral if our long-term senior unsecured debt ratings had fallen below BB- / Ba3.

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

The carrying values and estimated fair values of our remaining financial instruments at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011		December 31, 2010

	Carrying value (1)	Fair value	Carrying value (1)	Fair value

Investment securities	$566,582	$574,873	$512,771	$514,906
Loans receivable	$444,727	$444,727	$459,235	$459,235
Derivatives, net	$18,327	$18,327	$6,260	$6,260
Long-term debt	$(4,276,119)	$(4,391,233)	$(4,301,337)	$(4,388,923)

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

During the nine months ended September 30, 2011, we recorded pre-tax restructuring charges and asset impairments associated with this program of $55 million, which included $31 million for employee severance and benefit costs, a $6 million pension and retiree medical charge as workforce reductions caused the elimination of a significant amount of future service requiring us to recognize a portion of the prior service costs and actuarial losses, asset impairments of $11 and other exit costs of $8 million. Additional asset impairment charges of $12 million related to the impairment of certain intangible assets unrelated to this program were also recorded during 2011 (See Note 5). Through September 30, 2011, the cumulative charges for this program are $301 million. The majority of the liability at September 30, 2011 is expected to be paid from cash generated from operations.

Activity in the reserves for the restructuring actions taken in connection with the 2009 program for the nine months ended September 30, 2011 is as follows:

	Severance and benefits costs	Pension and Retiree Medical	Asset impairments	Other exit costs	Total

Balance at January 1, 2011	$88,169	$—	$—	$6,787	$94,956
Expenses, net of reserve adjustments	30,730	5,563	22,867	7,705	66,865
Cash payments	(61,669)	—	—	(13,632)	(75,301)
Non-cash charges	—	(5,563)	(22,867)	—	(28,430)

Balance at September 30, 2011	$57,230	$—	$—	$860	$58,090

2007 Program

In 2007, we announced a program to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line. The program included charges primarily associated with older equipment that we had stopped selling upon transition to the new generation of fully digital, networked, and remotely-downloadable equipment.

Activity in the reserves for the restructuring actions taken in connection with the 2007 program for the nine months ended September 30, 2011 is as follows:

	Severance and benefits costs	Other exit costs	Total

Balance at January 1, 2011	$13,470	$4,774	$18,244
Reserve adjustments	(2,174)	(717)	(2,891)
Cash payments	(1,975)	(1,103)	(3,078)

Balance at September 30, 2011	$9,321	$2,954	$12,275

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

Finance receivables at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011

	North America	International	Total

Sales-type lease receivables
Gross finance receivables	$1,756,200	$463,714	$2,219,914
Unguaranteed residual values	194,516	20,663	215,179
Unearned income	(355,257)	(103,101)	(458,358)
Allowance for credit losses	(29,744)	(13,771)	(43,515)

Net investment in sales-type lease receivables	1,565,715	367,505	1,933,220

Loan receivables
Loan receivables	430,394	41,619	472,013
Allowance for credit losses	(24,953)	(2,333)	(27,286)

Net investment in loan receivables	405,441	39,286	444,727

Net investment in finance receivables	$1,971,156	$406,791	$2,377,947

	December 31, 2010

	North America	International	Total

Sales-type lease receivables
Gross finance receivables	$1,940,833	$474,895	$2,415,728
Unguaranteed residual values	235,392	20,333	255,725
Unearned income	(415,891)	(107,592)	(523,483)
Allowance for credit losses	(27,792)	(13,318)	(41,110)

Net investment in sales-type lease receivables	1,732,542	374,318	2,106,860

Loan Receivables
Loan receivables	453,362	34,193	487,555
Allowance for credit losses	(26,208)	(2,112)	(28,320)

Net investment in loan receivables	427,154	32,081	459,235

Net investment in finance receivables	$2,159,696	$406,399	$2,566,095

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Allowance for Credit Losses

Activity in the allowance for credit losses for the nine months ended September 30, 2011 is as follows:

	Allowance for Credit Losses

	Sales-type Lease Receivables		Loan Receivables

	North America	International	North America	International	Total

Balance January 1, 2011	$27,792	$13,318	$26,208	$2,112	$69,430
Amounts charged to expense	12,372	10,025	9,633	2,001	34,031
Accounts written off	(10,420)	(9,572)	(10,888)	(1,780)	(32,660)

Balance September 30, 2011	$29,744	$13,771	$24,953	$2,333	$70,801

We maintain a program for U.S. borrowers in our North America loan portfolio who are experiencing financial difficulties, but are able to make reduced payments over an extended period of time. Upon acceptance into the program, the borrower’s credit line is closed, interest accrual is suspended, the borrower’s minimum required payment is reduced and the account is re-aged and classified as current. There is no forgiveness of debt or reduction of balances owed. The loans in the program are considered to be Troubled Debt Restructurings because of the concessions granted to the borrower. At September 30, 2011 and December 31, 2010, loans in this program had a balance of approximately $7 million.

These modified loans are factored into the determination and evaluation of the adequacy of the allowance for credit losses and is determined by the difference between cash flows expected to be received from the borrower discounted at the original effective rate and the carrying value of the balance. The allowance for credit losses related to such loans is approximately $3 million at September 30, 2011 and is included in the balance of the allowance for credit losses of North American loans in the table above. Management believes that the allowance for credit losses is adequate for these loans and all other loans in the portfolio. Write-offs of loans in the program totaled approximately $1 million for the previous twelve months.

Aging

The aging of finance receivables at September 30, 2011 and December 31, 2010 is as follows:

	Sales-type Lease Receivables		Loan Receivables

	North America	International	North America	International	Total

September 30, 2011
< 31 days past due	$1,673,884	$432,794	$408,826	$39,595	$2,555,099
> 30 days and < 61 days	33,485	8,641	11,949	1,016	55,091
> 60 days and < 91 days	23,287	7,138	4,219	405	35,049
> 90 days and < 121 days	7,345	5,070	2,412	137	14,964
> 120 days	18,199	10,071	2,988	466	31,724

Total	$1,756,200	$463,714	$430,394	$41,619	$2,691,927

Past due amounts > 90 days
Still accruing interest	$7,345	$5,070	$—	$—	$12,415
Not accruing interest	18,199	10,071	5,400	603	34,273

Total	$25,544	$15,141	$5,400	$603	$46,688

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	Sales-type Lease Receivables		Loan Receivables

	North America	International	North America	International	Total

December 31, 2010
< 31 days past due	$1,831,655	$447,459	$430,042	$32,389	$2,741,545
> 30 days and < 61 days	45,234	10,018	12,081	1,149	68,482
> 60 days and < 91 days	29,380	4,743	4,711	325	39,159
> 90 days and < 121 days	8,654	3,985	2,712	192	15,543
> 120 days	25,910	8,690	3,816	138	38,554

Total	$1,940,833	$474,895	$453,362	$34,193	$2,903,283

Past due amounts > 90 days
Still accruing interest	$8,654	$3,985	$—	$—	$12,639
Not accruing interest	25,910	8,690	6,528	330	41,458

Total	$34,564	$12,675	$6,528	$330	$54,097

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

The table below shows the North American portfolio at September 30, 2011 and December 31, 2010 by relative risk class (low, medium and high) based on the relative scores of the accounts within each class. A fourth class is shown for accounts that are not scored. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent. Absence of a score is not indicative of the credit quality of the account.

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

The aging schedule included above, showing approximately 1.7% of the portfolio as greater than 90 days past due, and the roll-forward schedule of the allowance for credit losses, showing the actual losses for the nine months ended September 30, 2011 are more representative of the potential loss performance of our portfolio than relative risk based on scores, as defined by the third party.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	September 30, 2011	December 31, 2010

Sales-type lease receivables
Risk Level
Low	$1,118,776	$1,191,682
Medium	491,033	512,419
High	55,972	60,755
Not Scored	90,419	175,977

Total	$1,756,200	$1,940,833

Loan receivables
Risk Level
Low	$263,060	$274,156
Medium	119,413	155,615
High	17,605	21,768
Not Scored	30,316	1,823

Total	$430,394	$453,362

Leveraged Leases

Our investment in leveraged lease assets consists of the following:

	September 30, 2011	December 31, 2010

Rental receivables	$794,724	$1,802,107
Unguaranteed residual values	13,443	14,141
Principal and interest on non-recourse loans	(596,155)	(1,373,651)
Unearned income	(78,017)	(191,591)

Investment in leveraged leases	133,995	251,006
Less: deferred taxes related to leveraged leases	(98,912)	(192,128)

Net investment in leveraged leases	$35,083	$58,878

The components of income from leveraged leases for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Pre-tax leveraged lease income	$1,457	$1,326	$4,551	$4,061
Income tax effect	(641)	(68)	(804)	(215)

Income from leveraged leases	$816	$1,258	$3,747	$3,846

During the quarter, we completed a sale of non-U.S. leveraged lease assets for cash. The investment in that leveraged lease at the date of termination was approximately $109 million and an after-tax gain of $27 million was recognized.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

14. Segment Information

We conduct our business activities in seven reporting segments within two business groups, Small & Medium Business Solutions and Enterprise Business Solutions. As a result of certain organizational changes effective January 1, 2011, we have reclassified prior year amounts to conform to the current year presentation. The principal products and services of each of our reporting segments are as follows:

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

Enterprise Business Solutions:

Production Mail: Includes the worldwide revenue and related expenses from the sale, support and other professional services of our high-speed, production mail systems, sorting and production print equipment and related software.

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

Earnings before interest and taxes (EBIT), a non-GAAP measure, is determined by deducting from segment revenue the related costs and expenses attributable to the segment. EBIT excludes interest, taxes, general corporate expenses and restructuring charges, which are generally managed across the entire company on a consolidated basis, and asset impairments, including charges to goodwill. EBIT is useful to management in demonstrating the operational profitability of the segments excluding centrally managed costs, and is also used for purposes of measuring the performance of our management team. Segment EBIT, however, may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations.

Revenue and EBIT by business segment for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Revenue:
North America Mailing	$475,663	$515,949	$1,478,355	$1,571,193
International Mailing	177,797	166,108	524,488	493,710

Small & Medium Business Solutions	653,460	682,057	2,002,843	2,064,903

Production Mail	117,220	135,886	382,595	383,231
Software	109,153	95,222	304,921	260,424
Management Services	235,428	245,113	717,513	748,538
Mail Services	143,055	147,941	421,611	425,103
Marketing Services	41,408	39,523	107,784	109,013

Enterprise Business Solutions	646,264	663,685	1,934,424	1,926,309

Total revenue	$1,299,724	$1,345,742	$3,937,267	$3,991,212

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

EBIT:
North America Mailing	$177,280	$189,670	$532,727	$555,475
International Mailing	25,105	18,668	75,033	56,231

Small & Medium Business Solutions	202,385	208,338	607,760	611,706

Production Mail	(3,426)	15,770	12,971	36,687
Software	16,564	7,571	31,618	17,082
Management Services	18,248	23,508	59,256	65,781
Mail Services	35,107	15,501	55,191	45,975
Marketing Services	8,716	8,571	19,668	20,430

Enterprise Business Solutions	75,209	70,921	178,704	185,955

Total EBIT	277,594	279,259	786,464	797,661
Reconciling items:
Interest, net (1)	(49,097)	(51,106)	(148,219)	(150,269)
Corporate and other expenses	(50,046)	(51,404)	(135,426)	(137,634)
Restructuring charges and asset impairments	(32,956)	(33,805)	(63,974)	(103,039)
Goodwill impairment	(45,650)	—	(45,650)	—

Income from continuing operations before income taxes	$99,845	$142,944	$393,195	$406,719

(1) Interest, net includes financing interest expense, other interest expense and interest income.

15. Pensions and Other Benefit Programs

Defined Benefit Pension Plans

The components of net periodic benefit cost for defined benefit pension plans for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,

	United States		Foreign

	2011	2010	2011	2010

Service cost	$4,862	$5,770	$1,836	$1,620
Interest cost	21,935	22,523	7,089	6,895
Expected return on plan assets	(30,765)	(30,772)	(7,945)	(7,206)
Amortization of transition credit	—	—	(2)	(2)
Amortization of prior service cost (credit)	36	(644)	42	69
Recognized net actuarial loss	9,381	8,059	2,782	2,594
Settlement	—	521	—	—
Special termination benefits (1)	229	—	—	—
Curtailment (1)	435	—	—	—

Net periodic benefit cost	$6,113	$5,457	$3,802	$3,970

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	Nine Months Ended September 30,

	United States		Foreign

	2011	2010	2011	2010

Service cost	$14,587	$17,312	$5,650	$5,114
Interest cost	65,805	67,572	21,344	20,523
Expected return on plan assets	(92,294)	(92,320)	(23,978)	(21,476)
Amortization of transition credit	—	—	(6)	(6)
Amortization of prior service cost (credit)	109	(1,933)	130	208
Recognized net actuarial loss	28,142	24,177	8,307	7,595
Settlement	—	3,961	—	—
Special termination benefits (1)	989	—	10	—
Curtailment (1)	2,531	—	224	—

Net periodic benefit cost	$19,869	$18,769	$11,681	$11,958

(1) Amounts charged to restructuring. See Note 11 for further information.

Through September 30, 2011, we contributed $129 million and $18 million to our U.S. and foreign pension plans, respectively, which includes a special contribution of $123 million to our U.S. plan. We will continue to assess our funding alternatives as the year progresses.

Nonpension Postretirement Benefit Plans

The components of net periodic benefit cost for nonpension postretirement benefit plans for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Service cost	$834	$931	$2,501	$2,793
Interest cost	3,387	3,455	10,158	10,367
Amortization of prior service credit	(626)	(628)	(1,878)	(1,883)
Amortization of net loss	1,917	1,699	5,750	5,096
Special termination benefits (1)	44	—	157	—
Curtailment (1)	416	—	1,652	—

Net periodic benefit cost	$5,972	$5,457	$18,340	$16,373

(1) Amounts charged to restructuring. See Note 11 for further information.

Contributions for benefit payments were $9 million and $12 million for the three months ended September 30, 2011 and 2010, respectively, and $23 million and $25 million for the nine months ended September 30, 2011 and 2010, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

16. Earnings per Share

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 is presented below. The sum of earnings per share amounts may not equal the totals due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Numerator:
Amounts attributable to common stockholders:
Income from continuing operations	$112,339	$91,471	$302,095	$237,687
Income (loss) from discontinued operations	60,428	(2,536)	57,911	(8,332)

Net income (numerator for diluted EPS)	172,767	88,935	360,006	229,355
Less: Preference stock dividend	(15)	(17)	(44)	(50)

Income attributable to common stockholders (numerator for basic EPS)	$172,752	$88,918	$359,962	$229,305

Denominator (in thousands):
Weighted-average shares used in basic EPS	201,294	205,761	202,664	206,745
Effect of dilutive shares:
Preferred stock	2	2	2	2
Preference stock	447	498	451	511
Stock options and stock purchase plans	—	13	4	20
Other stock plans	451	8	362	13

Weighted-average shares used in diluted EPS	202,194	206,282	203,483	207,291

Basic earnings per share:
Income from continuing operations	$0.56	$0.44	$1.49	$1.15
Income (loss) from discontinued operations	0.30	(0.01)	0.29	(0.04)

Net income	$0.86	$0.43	$1.78	$1.11

Diluted earnings per share:
Income from continuing operations	$0.56	$0.44	$1.48	$1.15
Income (loss) from discontinued operations	0.30	(0.01)	0.28	(0.04)

Net income	$0.85	$0.43	$1.77	$1.11

Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	15,442	16,107	15,435	15,704

On February 14, 2011, we granted approximately 1.3 million stock options and 0.6 million restricted stock units to employees.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements contained in this report and our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2010, as such financial statements have been amended by the financial information included in the Current Report on Form 8-K dated September 22, 2011 (together, the 2010 Annual Report). All table amounts are presented in millions of dollars, unless otherwise stated.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as “estimate”, “target”, “project”, “plan”, “believe”, “expect”, “anticipate”, “intend”, and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	negative developments in economic conditions, including adverse impacts on customer demand
•	changes in postal or banking regulations or in the financial health of national posts
•	timely development and acceptance of new products
•	declining physical mail volumes
•	success in gaining product approval in markets where regulatory approval is required
•	successful entry into new markets
•	mailers’ utilization of alternative means of communication or competitors’ products
•	our success at managing customer credit risk
•	our success at managing costs associated with our strategy of outsourcing functions and operations not central to our business
•	changes in interest rates
•	foreign currency fluctuations
•	cost, timing and execution of our transformation plans including any potential asset impairments
•	regulatory approvals and satisfaction of other conditions to consummate and integrate any acquisitions
•	interrupted use of key information systems
•	changes in international or national political conditions, including any terrorist attacks
•	intellectual property infringement claims
•	impact on mail volume due to concerns over the use of the mail for transmitting harmful biological agents
•	third-party suppliers’ ability to provide product components, assemblies or inventories
•	income tax adjustments or other regulatory levies for prior audit years and changes in tax laws or regulations
•	changes in pension, health care and retiree medical costs
•	changes in privacy laws
•	acts of nature, fire, explosions and other disasters beyond our control

Overview

For the third quarter 2011, revenue decreased 3% to $1,300 million compared to the prior year. Foreign currency translation had a 2% favorable impact on revenue. Excluding the effects of foreign currency translation in the quarter, revenue was adversely impacted by decreases in equipment sales (13%), supplies revenue (7%), rental revenue (9%), financing revenue (6%) and business and support services revenue (4%), but was partially offset by an increase of 12% in software revenue.

Net income from continuing operations attributable to common stockholders was $112 million, or $0.56 per diluted share for the quarter compared to $91 million or $0.44 per diluted share for the same period in the prior year. These results include the following items:

•

In July 2011, we entered into a series of settlements with the IRS in connection with its examination of our tax years 2001-2004 under which we agreed upon both the tax treatment of a number of disputed issues and revised tax calculations. As a result of this settlement, we reversed $16 million of previously established tax and interest reserves into income from continuing operations. See Note 7 to the unaudited Condensed Consolidated Financial Statements;

•	In September 2011, we completed a sale of non-U.S. leveraged lease assets resulting in an after-tax gain of $27 million;

•	We recognized in other income $18 million from insurance recoveries related to the February 2011 fire at our Dallas presort facility;

•	We recorded a goodwill impairment charge of $46 million and asset impairment charges of $12 million associated with our International Mailing Services operations within our Mail Services segment.

The disruption caused by the fire at our Dallas mail presort facility resulted in a loss of $2 million in revenue and $0.01 per diluted share in the quarter. The Dallas presort facility has now reached operational efficiency comparable to the previous facility. To date, we have received $40 million of insurance proceeds, $34 million of which had been received as of September 30, 2011.

For the nine months ended September 30, 2011, we generated $750 million in cash from operations, which was used primarily to pay $226 million of dividends to our common stockholders, fund capital investments of $123 million, reduce debt by $50 million, make a special pension contribution of $123 million and repurchase $100 million of our common stock.

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

During the fourth quarter of 2011, in connection with the 2005-2008 IRS examination, we entered into a settlement with the IRS under which we agreed upon both the tax treatment of disputed issues and revised tax calculations. In the fourth quarter, we expect to release at least $30 million of 2005-2008 tax and interest reserves, about $5 million of which will be released through Discontinued Operations. Our additional liability for tax and interest arising from the 2001-2008 IRS examinations is approximately $400 million, which was previously paid through the purchase of tax bonds.

The IRS exam of tax years 2001-2004 is estimated to be closed to audit within the next six months and the examination of years 2005-2008 within the next 12 months. The ultimate resolution of any remaining matters could have a material impact, positive or negative, on our results of operations, financial position and cash flows. See Note 7 to the unaudited Condensed Consolidated Financial Statements for further information.

A variety of post-2000-tax years remain subject to examination by tax authorities, including the U.S., UK, Canada, France, Germany and various U.S. states. We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. It is reasonably possible that the amount of our tax uncertainties will decrease in the next 12 months, and we expect this change could be up to two-thirds of those uncertainties. See Note 7 to the unaudited Condensed Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

Third Quarter 2011 compared to Third Quarter 2010

Business segment results

We conduct our business activities in seven reporting segments within two business groups, Small & Medium Business Solutions (SMB Solutions) and Enterprise Business Solutions (EB Solutions). The following table shows revenue and EBIT for the business segments for the three months ended September 30, 2011 and 2010. EBIT, a non-GAAP measure, is determined by deducting from segment revenue the related costs and expenses attributable to the segment. EBIT excludes interest, taxes, general corporate expenses and restructuring charges, which are generally managed across the entire company on a consolidated basis, and asset impairments, including charges to goodwill. EBIT is useful to management in demonstrating the operational profitability of the segments excluding centrally managed costs, and is also used for purposes of measuring the performance of our management team. Segment EBIT, however, may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. Refer to Note 14 to the Condensed Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes. Amounts in the table below may not sum to the total due to rounding.

	Three Months Ended September 30,

	Revenue			EBIT

	2011	2010	% change	2011	2010	% change

North America Mailing	$476	$516	(8)%	$177	$190	(7)%
International Mailing	178	166	7%	25	19	34%

SMB Solutions	653	682	(4)%	202	208	(3)%

Production Mail	117	136	(14)%	(3)	16	(122)%
Software	109	95	15%	17	8	119%
Management Services	235	245	(4)%	18	24	(22)%
Mail Services	143	148	(3)%	35	16	126%
Marketing Services	41	40	5%	9	9	2%

EB Solutions	646	664	(3)%	75	71	6%

Total	$1,300	$1,346	(3)%	$278	$279	(1)%

Small & Medium Business Solutions

During the quarter, Small & Medium Business Solutions revenue decreased 4% to $653 million and EBIT decreased 3% to $202 million, compared to the prior year. Foreign currency translation had a favorable impact on revenue of 3%. Within the Small & Medium Business Solutions group during the quarter:

North America Mailing revenue decreased 8% to $476 million compared to the prior year. Foreign currency translation had a less than 1% favorable impact on revenue. Equipment sales were down 9% as increased concerns about economic conditions resulted in customers delaying purchases of new equipment and extending leases of existing equipment. Lease extensions are profitable transactions but generate less revenue in the current period than new equipment sales. Lower equipment sales in prior periods is also driving a 9% decline in financing revenue. Rental, supplies and service revenues were 9%, 9% and 6% lower than prior year, respectively, primarily due to lower volumes and fewer placements of new meters. EBIT decreased 7% to $177 million, compared to the prior year due to the decline in revenue.

International Mailing revenue increased 7% to $178 million compared to the prior year, but was down 1% excluding the impact of foreign currency translation. Equipment sales decreased 3% due to lower sales in the UK and some parts of Europe because of increased concerns about economic conditions throughout the region. The decrease was partially offset by increased sales in France primarily due to a higher mix of equipment sales revenue compared to rentals revenue. EBIT increased 34% to $25 million compared to the prior year, primarily due to past and ongoing productivity initiatives. Foreign currency translation had a favorable impact of 7% on EBIT.

Enterprise Business Solutions

During the quarter, Enterprise Business Solutions revenue decreased 3% to $646 million but EBIT increased 6% to $75 million, compared to the prior year. Foreign currency translation had a positive impact on revenue of 1%. Within the Enterprise Business Solutions group during the quarter:

Production Mail revenue decreased 14% to $117 million compared to the prior year. Foreign currency translation had a positive impact of 2%. The decrease in revenue was primarily due to lower equipment sales as customers delayed capital investment decisions due to increased concerns about economic conditions. Production Mail EBIT was a loss of $3 million compared to $16 million in the prior year. EBIT in the quarter was primarily impacted by lower revenue and continuing investments in the development of VollyTM, our secure digital mail delivery service.

Software revenue increased 15% over the prior year to $109 million. Foreign currency translation had a positive impact of 4%. The underlying increase was primarily due to higher licensing revenue in most regions, particularly North America and Asia Pacific. We continue to enter into multi-year software licensing agreements, which will provide improved recurring revenue streams in future periods. Software EBIT more than doubled to $17 million primarily due to the increase in licensing revenue and the benefits from past and ongoing productivity initiatives.

Management Services revenue decreased 4% to $235 million compared to the prior year. Foreign currency translation had a positive impact of 2%. EBIT decreased 22% to $18 million compared to the prior year. The decrease in revenue and EBIT was primarily due to account contractions and terminations in the U.S. last year, pricing pressure on contract renewals and lower volumes in Europe.

Mail Services revenue decreased 3% to $143 million primarily due to lower international shipping volumes and lost revenue of $2 million due to the residual effects of the fire at our Dallas mail presort facility. EBIT for the quarter more than doubled compared to the prior year to $35 million. EBIT included $18 million from insurance recoveries related to the Dallas fire and the remaining increase was primarily due to the benefits from past and ongoing productivity initiatives.

Marketing Services revenue increased 5% to $41 million compared to the prior year primarily due to higher vendor advertising. EBIT increased slightly compared to the prior year as margin improvements from productivity initiatives were partially offset by ongoing investments in our new online service.

Revenue and Cost of revenue by source

The following tables show revenue and cost of revenue by source for the three months ended September 30, 2011 and 2010. Amounts in the tables may not sum to the total due to rounding.

Revenue

	Three Months Ended September 30,

	2011	2010	% change

Equipment sales	$221	$246	(10)%
Supplies	74	77	(4)%
Software	113	98	15%
Rentals	140	151	(7)%
Financing	150	157	(5)%
Support services	175	176	—%
Business services	425	440	(3)%

Total revenue	$1,300	$1,346	(3)%

Cost of revenue

	Three Months Ended September 30,

			Percentage of Revenue

	2011	2010	2011	2010

Cost of equipment sales	$98	$113	44.0%	46.1%
Cost of supplies	23	24	30.4%	30.8%
Cost of software	23	24	20.7%	24.0%
Cost of rentals	33	36	23.2%	24.0%
Financing interest expense	21	22	14.3%	14.1%
Cost of support services	114	112	65.1%	63.4%
Cost of business services	326	336	76.8%	76.3%

Total cost of revenue	$638	$666	49.1%	49.5%

Equipment sales

Equipment sales revenue decreased 10% to $221 million compared to the prior year. Foreign currency translation had a positive impact of 3%. The decrease was driven by increasing concern over the continuing global economic uncertainties causing customers to delay capital investment decisions. Equipment sales in our Small and Medium Business Solutions group declined 7% and Production Mail equipment sales declined over 30% compared to the prior year period. Cost of equipment sales as a percentage of revenue decreased to 44.0% compared to 46.1% in the prior year primarily due to the mix of higher margin product sales in the mailing businesses and lease extensions.

Supplies

Supplies revenue decreased 4% to $74 million compared to the prior year due to reduced mail volumes and fewer installed meters worldwide. Foreign currency translation had a positive impact of 3%. Cost of supplies as a percentage of revenue improved to 30.4% compared with 30.8% in the prior year.

Software

Software revenue increased 15% to $113 million compared to the prior year primarily due to higher licensing revenue in most regions, particularly North America and Asia Pacific. Foreign currency translation had a favorable impact of 3%. Cost of software as a percentage of revenue improved to 20.7% compared with 24.0% in the prior year due to an increase in high margin licensing revenue.

Rentals

Rentals revenue decreased 7% to $140 million compared to the prior year due to the continuing downsizing to smaller, fully featured machines by existing customers in the United States and fewer installed meters worldwide. Internationally, rentals revenue has been impacted by increased concerns about economic conditions and the higher mix of equipment sales revenue compared to rentals revenue in France. Foreign currency translation had a favorable impact of 2%. Cost of rentals as a percentage of revenue improved to 23.2% compared to 24.0% in the prior year due to lower depreciation from increased lease extensions.

Financing
Financing revenue decreased 5% to $150 million compared to the prior year due to lower equipment sales in prior periods. Foreign currency translation had a favorable impact of 2%.

Financing interest expense as a percentage of revenue increased to 14.3% compared to 14.1% in the prior year, principally due to a higher overall effective interest rate. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenues, we assume a 10:1 leveraging ratio of debt to equity and apply our overall effective interest rate to the average outstanding finance receivables.

Support Services

Support services revenue of $175 million was flat compared to the prior year. Foreign currency translation had a 3% favorable impact. The underlying decrease in revenue is due to lower new mailing equipment placements in the United States. Cost of support services as a percentage of revenue increased to 65.1% compared with 63.4% in the prior year primarily due to a more complex installation process associated with the Connect+TM product.

Business Services

Business services revenue decreased 3% to $425 million compared to the prior year. Foreign currency translation had a positive impact of 1%. The decrease is primarily driven by the loss of several large contracts in the U.S. during 2010 and reduced volumes in Europe. Cost of business services as a percentage of revenue increased to 76.8% compared with 76.3% in the prior year due to the reduction in revenue and pricing pressures on some of our larger contract renewals.

Selling, general and administrative (SG&A)

SG&A expense decreased $5 million. Foreign currency translation increased SG&A by $11 million. The underlying decrease in SG&A of $16 million, or 4% is primarily due to the decrease in revenue. As a percentage of revenue, SG&A increased to 33.1% compared with 32.3% in the prior year.

Research and development

Research and development expense decreased $3 million, or 7% from the prior year due to cost reduction initiatives.

Restructuring charges and asset impairments

See Note 11 to the unaudited Condensed Consolidated Financial Statements.

Goodwill impairment

We perform our annual goodwill impairment test during the fourth quarter of each year, or sooner, if circumstances indicate an impairment may exist. Due to continuing underperformance of our IMS operations and in connection with the company’s long-term planning and budgeting process during the third quarter, management concluded that it was appropriate to perform a goodwill impairment review for IMS at September 30, 2011.

We determined the fair value of IMS using a combination of techniques including the present value of future cash flows, multiples of competitors and multiples from sales of like businesses. We derived the cash flow estimates from our historical experience and our long-term plans. We then allocated the implied fair value to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination. Based on our analysis, it was determined that the estimated fair value of IMS was less than its carrying value, and a goodwill impairment charge of $46 million was recognized during the third quarter.

Other income, net

Other income, net of $11 million is comprised of income of $18 million from the recognition of insurance proceeds in connection with the February 2011 fire at our Dallas presort mail facility partially offset by a pre-tax loss of $7 million on the sale of non-U.S. leveraged lease assets.

Income taxes

The benefit for income taxes for the quarter includes a $34 million tax benefit from the aforementioned sale of non-U.S. leveraged lease assets and a $16 million tax benefit arising from the findings of tax examinations. See Note 7 to the unaudited Condensed Consolidated Financial Statements.

Discontinued operations

See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests

See Note 8 to the unaudited Condensed Consolidated Financial Statements.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

The following tables show revenue and cost of revenue by source for the nine months ended September 30, 2011 and 2010. Amounts in the tables may not sum to the total due to rounding.

Revenue

	Nine Months Ended September 30,

	2011	2010	% change

Equipment sales	$706	$713	(1)%
Supplies	236	240	(2)%
Software	318	271	18%
Rentals	426	457	(7)%
Financing	454	477	(5)%
Support services	531	531	—%
Business services	1,266	1,303	(3)%

Total revenue	$3,937	$3,991	(1)%

Cost of revenue

	Nine Months Ended September 30,

			Percentage of Revenue

	2011	2010	2011	2010

Cost of equipment sales	$317	$320	44.9%	44.9%
Cost of supplies	74	73	31.5%	30.6%
Cost of software	74	66	23.1%	24.4%
Cost of rentals	98	108	23.0%	23.6%
Financing interest expense	67	66	14.7%	13.8%
Cost of support services	345	338	65.0%	63.6%
Cost of business services	985	1,004	77.8%	77.0%

Total cost of revenue	$1,960	$1,975	49.8%	49.5%

Equipment sales

Equipment sales revenue decreased 1% to $706 million compared to the prior year. Foreign currency translation had a positive impact of 3%. The decline in equipment sales is due to increasing concerns over global economic conditions causing many customers to postpone capital investment decisions. Cost of equipment sales as a percentage of revenue was unchanged at 44.9% compared to the prior year.

Supplies

Supplies revenue decreased 2% to $236 million compared to the prior year due to reduced mail volumes and fewer installed meters worldwide. Foreign currency translation had a positive impact of 2%. Cost of supplies as a percentage of revenue increased to 31.5% compared with 30.6% in the prior year primarily due to the increasing mix of lower margin product sales worldwide.

Software

Software revenue increased 18% to $318 million compared to the prior year. Higher licensing revenue accounted for 9% of this increase while prior year acquisitions contributed 5% and foreign currency translation had a 4% favorable impact. Cost of software as a percentage of revenue improved to 23.1% compared with 24.4% in the prior year primarily due to the increase in high margin licensing revenue.

Rentals

Rentals revenue decreased 7% to $426 million compared to the prior year as customers in the U.S. continue to downsize to smaller, fully featured machines and fewer installed meters worldwide. Internationally, rentals revenue has been impacted by increased concerns about economic conditions and the higher mix of equipment sales revenue compared to rentals revenue in France. Foreign currency translation had a positive impact of 1%. Cost of rentals as a percentage of revenue improved to 23.0% compared with 23.6% in the prior year primarily due to lower depreciation associated with higher levels of lease extensions.

Financing

Financing revenue decreased 5% to $454 million compared to the prior year due to lower equipment sales in prior periods. Foreign currency translation had a favorable impact of 1%. Financing interest expense as a percentage of revenue increased to 14.7% compared to 13.8% in the prior year primarily due to higher overall effective interest rates.

Support Services

Support services revenue of $531 million was flat compared to the prior year. Foreign currency translation had a positive impact of 3%. The underlying decrease was driven by lower new equipment placements worldwide. Cost of support services as a percentage of revenue increased to 65.0% compared with 63.6% in the prior year primarily due to a more complex installation process associated with the Connect+TM product.

Business Services

Business services revenue decreased 3% to $1,266 million compared to the prior year primarily due to the loss of several large contracts during 2010 and the impact of the fire at our Dallas mail presort facility. The impact of the Dallas fire accounted for 1% of the revenue decrease. Foreign currency translation and prior year acquisitions each had a 1% positive impact on revenue. Cost of business services as a percentage of revenue increased to 77.8% compared with 77.0% in the prior year primarily due to lower revenues and higher shipping costs in our International Mail Services operation.

Selling, general and administrative (SG&A)

SG&A expense decreased $8 million. Foreign currency translation increased SG&A by $31 million and prior year acquisitions increased SG&A by $12 million. The underlying decrease in SG&A of $51 million, or 4%, was due to lower revenue. As a percentage of revenue, SG&A was 32.9% compared with 32.7% in the prior year.

Research and development

Research and development expense decreased $10 million, or 8% from the prior year due to cost reduction initiatives and the completion of development work for Connect+TM, launched in May 2010.

Restructuring charges and asset impairments

See Note 11 to the unaudited Condensed Consolidated Financial Statements.

Goodwill impairment

See Results Of Operations – Third Quarter 2011 Compared to Third Quarter 2010 – Goodwill impairment in this MD&A.

Other income, net

See Results Of Operations – Third Quarter 2011 Compared to Third Quarter 2010 – Other income, net in this MD&A.

Income taxes

See Note 7 to the unaudited Condensed Consolidated Financial Statements.

Discontinued operations

See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests

See Note 8 to the unaudited Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash flow from operations, existing cash and liquid investments, as well as borrowing capacity under our commercial paper program, the existing credit facility and debt capital markets should be sufficient to finance our capital requirements and to cover our customer deposits. Our potential uses of cash include, but are not limited to, growth and expansion opportunities; internal investments; customer financing; severance and benefits payments under our restructuring programs; income tax, interest and dividend payments; debt repayments, pension and other benefit plan funding; acquisitions; and share repurchases.

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

Cash Flow Summary

The change in cash and cash equivalents is as follows:

	Nine Months Ended September 30,

	2011	2010

Net cash provided by operating activities	$750	$666
Net cash used in investing activities	(140)	(276)
Net cash used in financing activities	(374)	(417)
Effect of exchange rate changes on cash and cash equivalents	(5)	—

Increase in cash and cash equivalents	$231	$(27)

2011 Cash Flows

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Decreases in finance receivables and accounts receivables contributed $169 million and $113 million of cash, respectively. Due to declining equipment sales, finance receivables have declined as cash collections exceed the financing of new business. Similarly, accounts receivables have declined primarily due to cash collections in excess of new billings. In addition, the timing of tax payments and tax refunds received contributed $169 million. Partially offsetting these inflows was a special contribution to our U.S. pension plan of $123 million, restructuring payments of $78 million and payments of accounts payable and accrued liabilities of $102 million.

Net cash used in investing activities consisted of capital expenditures of $123 million and the net purchase of investment securities of $100 million partially offset by the proceeds from the sale of non-U.S. leveraged lease assets of $102 million.

Net cash used in financing activities consisted primarily of dividends paid to common stockholders of $226 million, net payments of commercial paper borrowings of $50 million and the repurchase of $100 million of our common stock.

2010 Cash Flows

Cash provided by operating activities included decreases in finance receivable and accounts receivable balances of $169 million and $110 million, respectively. Due to declining equipment sales since 2008, our finance receivables portfolio has declined as strong cash collections exceed the financing of new business. Similarly, the decrease in accounts receivable is primarily due to strong cash collections in excess of new billings. Cash flow also benefited from the proceeds of $32 million from the unwinding of interest rate swaps related to a March 2008 debt issuance. Partially offsetting these factors was an increase in inventory of $31 million, payments of accounts payable and accrued liabilities of $68 million and restructuring payments of $91 million.

Net cash used in investing activities consisted of the net purchase of investment securities of $113 million, acquisitions of $76 million and capital expenditures of $90 million.

Net cash used in financing activities included net payments on commercial paper borrowings of $89 million, dividends paid to common stockholders of $227 million and the repurchase of our common stock of $100 million.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2011 and 2010 included additions to property, plant and equipment of $73 million and $45 million, respectively, and additions to rental equipment and related inventories of $50 million and $46 million, respectively. Capital expenditures for property, plant and equipment were significantly higher this year compared to the prior year due to the replacement of equipment destroyed by the fire at our Dallas presort mail facility. We have no material commitments for capital expenditures at September 30, 2011.

Financings and Capitalization

We are a Well-Known Seasoned Issuer with the SEC, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is a significant source of liquidity for us and a committed line of credit of $1.25 billion which supports our commercial paper issuance. The line of credit expires in 2013. We have not experienced any problems to date in accessing the commercial paper market. As of September 30, 2011, the line of credit had not been drawn upon.

At September 30, 2011, there was no outstanding commercial paper. During the quarter ended September 30, 2011, borrowings under our commercial paper program averaged $182 million at a weighted-average interest rate of 0.21% and the maximum amount of commercial paper issued at any point in time during the quarter was $450 million.

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

At September 30, 2011, we had $439 million of cash and cash equivalents held by our foreign subsidiaries. It is our intention to permanently reinvest these funds in our foreign operations and we do not currently foresee a need to repatriate these funds in order to fund our U.S. operations or obligations. However, if these funds are needed for our operations in the U.S., we could be required to pay additional U.S. taxes to repatriate these funds.

We expect to contribute approximately $130 million and $25 million to our U.S. and foreign pension plans, respectively in 2011. Through September 30, 2011, total contributions to our U.S. and foreign pension plans were $129 million and $18 million, respectively, which included a special contribution of $123 million to our U.S. plan. We will continue to assess our funding alternatives as the year progresses.

We believe our financing needs in the short and long-term can be met from cash generated internally, the issuance of commercial paper, debt issuances under our effective shelf registration statement, and borrowing capacity under our existing credit agreements.

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

Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and internal control over financial reporting. Our CEO and CFO concluded that such disclosure controls and procedures were effective as of September 30, 2011, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. In addition, no changes in internal control over financial reporting occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

See Note 12 to the unaudited Condensed Consolidated Financial Statements.

Item 1A: Risk Factors

There were no material changes to the risk factors identified in the 2010 Annual Report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. In February 2011, our Board of Directors approved an increase of $100 million in our share repurchase authorization to $150 million. Through September 30, 2011, we repurchased 4,692,200 shares of our common stock at a total cost of $100 million. At September 30, 2011, we have remaining authorization to repurchase up to $50 million of our common stock.

The following table summarizes our share repurchase activity under active programs through September 30, 2011:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)

Beginning balance				$50,000
January 2011	—	—	—	$50,000
February 2011	—	—	—	$150,000
March 2011	—	—	—	$150,000
April 2011	—	—	—	$150,000
May 2011	1,320,200	$24.34	1,320,200	$117,868
June 2011	769,300	$23.22	769,300	$100,002
July 2011	—	—	—	$100,002
August 2011	884,400	$18.63	884,400	$83,530
September 2011	1,718,300	$19.51	1,718,300	$50,003

	4,692,200	$21.31	4,692,200

Item 6: Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date: November 4, 2011

/s/ Michael Monahan

Michael Monahan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Steven J. Green

Steven J. Green
Vice President – Finance and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description	Status or incorporation by reference

(3.1)	Restated Certificate of Incorporation of Pitney Bowes Inc.	Incorporated by reference to Exhibit 3(c) to Form 8-K as filed with the Commission on May 12, 2011 (Commission file number 1-3579)

(3.2)	Pitney Bowes Inc. Amended and Restated By-laws (effective May 10, 2011)	Incorporated by reference to Exhibit 3(d) to Form 8-K as filed with the Commission on May 12, 2011 (Commission file number 1-3579)

(11)	Statement regarding computation of per share earnings	Incorporated by reference to Note 16 to “Item 1. Financial Statements” of this Form 10-Q

(12)	Computation of ratio of earnings to fixed charges	Page 39

(31.1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Page 40

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Page 41

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Page 42

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Page 43

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document