Form 10-K
period 2011-12-31
PITNEY BOWES INC /DE/
filed 2012-02-23
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission file number: 1-3579

PITNEY BOWES INC.

Incorporated in Delaware	I.R.S. Employer Identification No.
1 Elmcroft Road, Stamford, Connecticut 06926-0700	06-0495050
(203) 356-5000

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value per share $2.12 Convertible Cumulative Preference Stock (no par value)	New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,647,239,292 based on the closing sale price as reported on the New York Stock Exchange.

Number of shares of common stock, $1 par value, outstanding as of close of business on February 13, 2012: 199,787,708 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission (the Commission) on or before April 29, 2012 and to be delivered to stockholders in connection with the 2012 Annual Meeting of Stockholders to be held May 14, 2012, are incorporated by reference in Part III of this Form 10-K.

PITNEY BOWES INC.
TABLE OF CONTENTS

PITNEY BOWES INC.
PART I

ITEM 1. – BUSINESS

General

Pitney Bowes Inc. (“we,” “us,” “our,” or “Company”), was incorporated in the state of Delaware on April 23, 1920, as the Pitney Bowes Postage Meter Company. Today we are a global provider of software, hardware and services to enable both physical and digital communications and to integrate those physical and digital communications channels. Our growth strategies focus on leveraging our historic leadership in physical communication with our expanding capabilities in digital and hybrid communications. We see long-term opportunities in delivering products, software, services and solutions that help customers grow their business by more effectively managing their physical and digital communications with their customers.

For more information about us, our products, services and solutions, visit www.pb.com. Also, our annual reports on Form10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments or exhibits to those reports are available, free of charge, through the Investor Relations section of our website at www.pb.com/investorrelations, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Our annual, quarterly and current reports, proxy statements and other information can also be obtained from the SEC’s website at www.sec.gov. This uniform resource locator is an inactive textual reference only and is not intended to incorporate the contents of the SEC website into this Form 10-K.

You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may also request copies of these documents by writing to the SEC’s Office of Public Reference at the above address, at prescribed rates. Please call the SEC at (800) 732-0330 for further information on the operations of the Public Reference Room and copying charges.

Business Segments

We organize and report our business activities within two groups based on the customers they primarily serve, Small & Medium Business Solutions and Enterprise Business Solutions. See Note 18 to the Consolidated Financial Statements for financial information concerning our reporting segments. The principal products and services of each of our reporting segments are as follows:

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

Marketing

We market our products and services through our sales force, direct mailings, outbound telemarketing, independent distributors and the Internet. We sell to a variety of business, governmental, institutional and other organizations. We have a broad base of customers, and we are not dependent upon any one customer or type of customer for a significant part of our revenue. We do not have significant backlog or seasonality relating to our businesses.

Credit Policies

We establish credit approval limits and procedures based on the credit quality of the customer and the type of product or service provided to control risk in extending credit to customers. In addition, we utilize an automatic approval program for certain leases. This program is designed to facilitate low dollar transactions by utilizing historical payment patterns and losses realized for customers with common credit characteristics. The program defines the criteria under which we will accept a customer without performing a more detailed credit investigation, such as maximum equipment cost, a customer’s time in business and payment experience.

We closely monitor the portfolio by analyzing industry sectors and delinquency trends by product line, industry and customer to ensure reserve levels and credit policies reflect current trends. Management continues to closely monitor credit lines, collection resources, and revise credit policies as necessary to be more selective in managing the portfolio.

Competition

We are a leading supplier of products and services in the large majority of our business segments and our long experience, reputation for product quality, and our sales and support service organizations are important factors in influencing customer choices with respect to our products and services. All of our segments face competition from a number of companies. In particular, we face competition from companies that offer products and services as alternative means of message communications, including from postage meter and mailing machine suppliers for new placements of mailing equipment and from companies that offer alternatives to our mailing products, services and software. As we expand our activities in managing and integrating physical and digital communications, we will face competition from other companies looking to digitize mail, as well as those providing on-line payment services. We finance the majority of our equipment sales through our captive financing business. Our financing operations face competition, in varying degrees, from leasing companies, commercial finance companies, commercial banks and other financial institutions. Our competitors range from very large, diversified financial institutions to many small, specialized firms. We offer a complete line of products and services as well as a variety of finance and payment offerings to our customers. We are a major provider of business services to the corporate, financial services, professional services and government markets, competing against national, regional and local firms specializing in facilities and document management throughout the world.

Research, Development and Intellectual Property

We have many research and development programs that are directed toward developing new products and service offerings. As a result of our research and development efforts, we have been awarded a number of patents with respect to several of our existing and planned products. We do not believe our businesses are materially dependent on any one patent or license or any group of related patents or group of related licenses. Our expenditures for research and development were $149 million, $156 million and $182 million in 2011, 2010 and 2009, respectively.

Material Suppliers

We depend on third-party suppliers for a variety of services, components, supplies and a large portion of our product manufacturing. In certain instances, we rely on single sourced or limited sourced suppliers around the world because the relationship is advantageous due to quality, price, or there are no alternative sources. We have not historically experienced shortages in services, components or products and believe that our available sources for materials, components, services and supplies are adequate.

Regulatory Matters

We are subject to the regulations of postal authorities worldwide related to product specifications and business practices involving our postage meters. From time to time, we will work with these governing bodies to help in the enhancement and growth of mail and the mail channel.

Employees and Employee Relations

At December 31, 2011, we employed approximately 20,100 persons in the U.S. and 8,600 persons outside the U.S. The large majority of our employees are not represented by any labor union, and we believe that our current relations with employees are good. Management follows the policy of keeping employees informed of decisions, and encourages and implements employee suggestions whenever practicable.

Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” of this Form 10-K for information about Executive Officers of the Registrant.

ITEM 1A. – RISK FACTORS

In addition to the disclosures and other information discussed in this report, the following risk factors should be considered in evaluating our business. We work to manage and mitigate these risks proactively, including through the use of an enterprise risk management program. Nevertheless, the following risks, some of which may be beyond our control, could materially impact our businesses, our brand and reputation, financial condition and results of operations and may cause future results to be materially different than our current expectations:

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

An accelerated decline in physical mail volumes could have an increasingly adverse effect on our revenues and profitability as we transition to more digital offerings and other services.

An accelerated decline in physical mail volumes could adversely affect our business. An accelerated or sudden decline in physical mail volumes could result from, among other things, changes in our customers’ communication behavior, including changes in communications technologies; government actions such as executive orders, legislation or regulations that mandate electronic substitution, prohibit certain types of mailings, increase the difficulty of using information or materials in the mail, or impose higher taxes or fees on mailing or postal services; and unexpected events such as the transmission of biological or chemical agents, or acts of terrorism

Customer usage of postal services to send physical mail continues to decline and has had an adverse effect on our revenues and profitability. We do not expect total mail volumes to rebound to prior peak levels. Factors underlying this trend include, among other things, increasing familiarity and comfort with the Internet, expansion of mobile internet access and the growing trend by businesses to incent or require their customers to use alternatives to mail for payments and statement presentment. We have introduced various product and service offerings as alternatives to physical mail; however, there is no guarantee that these product and services offerings will be widely accepted in the marketplace; and if accepted, they will face competition from existing and emerging alternative products and services.

We depend on third-party suppliers and outsource providers and our business could be adversely affected if we fail to manage these constituents effectively.

We depend on third-party suppliers and outsource providers for a variety of services, components, supplies and a large portion of our product manufacturing and we outsource a number of our non-core functions and operations. In certain instances, we rely on single sourced or limited sourced suppliers and outsourcing vendors around the world because the relationship is advantageous due to quality, price, or lack of alternative sources. If production or service was interrupted and we were not able to find alternate third-party suppliers, we could experience disruptions in manufacturing and operations including product shortages, higher freight costs and re-engineering costs. If outsourcing services are interrupted or not performed or the performance is poor, this could impact our ability to process, record and report transactions with our customers and other constituents. Such interruptions in the provision of supplies and/or services could result in our inability to meet customer demand, damage our reputation and customer relationships and adversely affect our business.

Market deteriorations and credit downgrades could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

We provide financing services to our customers for equipment, postage, and supplies. Our ability to provide these services is largely dependent upon our continued access to the U.S. capital markets. An additional source of liquidity consists of deposits held in our wholly owned industrial loan corporation, The Pitney Bowes Bank (the Bank). A significant credit ratings downgrade, material capital market disruptions, significant withdrawals by depositors at the Bank, or adverse changes to our industrial loan charter could impact our ability to maintain adequate liquidity and impact our ability to provide competitive offerings to our customers.

We have a commercial paper program that is an important source of liquidity for us. While we continue to have unencumbered access to the commercial paper markets, there can be no assurance that such markets will continue to be a reliable source of short-term financing for us. If market conditions deteriorate, there can be no assurance that other funding sources would be available or sufficient, and those funding sources that may be available could result in a significantly higher cost of borrowing and adversely impact our results of operations.

Failure to comply with privacy laws and other related regulations could subject us to significant liability and damage our reputation.

Several of our services and financing businesses use, process and store customer information that could include confidential, personal or financial information. We also provide third-party benefits administrators with access to our employees’ personal information. Privacy laws and similar regulations in many jurisdictions where we do business, as well as contractual provisions, require that we and our benefits administrators take significant steps to safeguard this information. These laws are continuing to evolve. We, and our third-party benefits administrators, have security systems and procedures in place that are designed to protect against unauthorized access to such information; however, there is no guarantee that experienced computer programmers or hackers will not be able to gain access to ours, our third-party benefits administrators, security systems and misappropriate confidential information. Any significant violations of data privacy or failure to comply with any of these laws, regulations or contract provisions could damage our reputation and business and subject us to significant remediation costs and/or liability.

A disruption of our information technology systems could adversely impact our operating results.

Our portfolio of product, service and financing solutions is dependent on reliable information technology systems. We maintain secure systems to collect revenue for certain postal services, which is critical to enable both our systems and the postal systems to run reliably. The continuous and uninterrupted performance of our systems is critical to our ability to support and service our customers and to support postal services. We have disaster recovery plans in place to protect our business operations in the case of adverse acts of nature, security breaches, power or communications failures, computer viruses, vandalism and other unexpected events. Despite our preparations, our disaster recovery plans may not be completely successful and we could be prevented from fulfilling orders and servicing customers and postal services, which could have an adverse effect on our reputation and business.

Our inability to obtain and protect our intellectual property and defend against claims of infringement by others may negatively impact our operating results.

We do not believe our businesses are materially dependent on any one patent or license or group of patents or licenses. However, we rely on copyright, trade secret, patent and other intellectual property laws in the United States and similar laws in other countries to establish and protect proprietary rights that are important to our business. If we fail to enforce our intellectual property rights, our businesses may suffer. We, or our suppliers, may be subject to third-party claims of infringement on intellectual property rights. These claims, if successful, may require us to redesign affected products, enter into costly settlement or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products.

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

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2. – PROPERTIES

Our world headquarters is located in Stamford, Connecticut. We have facilities worldwide that are either leased or owned. Our primary manufacturing and assembly operations are located in Danbury, Connecticut and our principal research and development facilities are located in Danbury, Connecticut and Noida, India. We believe that our manufacturing and assembly, administrative and sales office locations are adequate for the needs of all of our operations.

ITEM 3. – LEGAL PROCEEDINGS

Legal Proceedings

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

Our wholly owned subsidiary, Imagitas, Inc., is a defendant in several purported class actions initially filed in six different states. These lawsuits have been coordinated in the United States District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleges that the Imagitas DriverSource program violated the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas entered into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assisted the state in performing its governmental function of delivering these mailings and funding the costs of them. The plaintiffs in these actions were seeking statutory damages under the DPPA. On December 21, 2009, the Eleventh Circuit Court affirmed the District Court’s summary judgment decision in Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006) which ruled in Imagitas’ favor and dismissed that litigation. That decision is now final, with no further appeals available. With respect to the remaining state cases, on December 30, 2011, the District Court ruled in Imagitas’ favor and dismissed the litigation. Plaintiff has filed a notice of appeal to the Court of Appeals for the Eleventh Circuit. Based upon our current understanding of the facts and applicable laws, we do not believe there is a reasonable possibility that any loss has been incurred.

On October 28, 2009, the Company and certain of its current and former officers were named as defendants in NECA-IBEW Health & Welfare Fund v. Pitney Bowes Inc. et al., a class action lawsuit filed in the U.S. District Court for the District of Connecticut. The complaint asserts claims under the Securities Exchange Act of 1934 on behalf of those who purchased the common stock of the Company during the period between July 30, 2007 and October 29, 2007 alleging that the Company, in essence, missed two financial projections. Plaintiffs filed an amended complaint on September 20, 2010. After briefing on the motion to dismiss was completed, the plaintiffs filed a new amended complaint on February 17, 2012. We intend to move to dismiss this new amended complaint. Based upon our current understanding of the facts and applicable laws, we do not believe there is a reasonable possibility that any loss has been incurred.

We expect to prevail in the legal actions above; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows, including, for example, our ability to offer certain types of goods or services in the future.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. – MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol “PBI” and is principally traded on the New York Stock Exchange (NYSE). Our stock is also traded on the Boston, Chicago, Philadelphia, Pacific and Cincinnati stock exchanges. At January 31, 2012, we had 21,270 common stockholders of record. The following table sets forth the high and low sales prices, as reported on the NYSE, and the cash dividends paid per share of common stock, for the periods indicated.

	Stock Price		Dividend Per Share

	High	Low

For the year ended December 31, 2011
First Quarter	$26.15	$23.46	$0.37
Second Quarter	$26.36	$22.05	0.37
Third Quarter	$23.47	$18.00	0.37
Fourth Quarter	$21.20	$17.33	0.37

			$1.48

For the year ended December 31, 2010
First Quarter	$24.76	$20.80	$0.365
Second Quarter	$26.00	$21.28	0.365
Third Quarter	$25.00	$19.06	0.365
Fourth Quarter	$24.79	$21.19	0.365

			$1.46

In February 2012, our Board of Directors authorized the payment of a cash dividend of $0.375 per share for the first quarter. There are no material restrictions on our ability to declare dividends and we expect to continue to pay quarterly cash dividends.

See Equity Compensation Plan Information Table in Item 12 of this Form 10-K for information regarding securities for issuance under our equity compensation plans.

Share Repurchases

We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. During 2011, we repurchased 4,692,200 shares of our common stock at a total cost of $100 million. At December 31, 2011, we have remaining authorization to repurchase up to $50 million of our common stock. There were no share repurchases during the fourth quarter.

Stock Performance Graph

The accompanying graph compares the most recent five-year share performance of Pitney Bowes, the Standard and Poor’s (“S&P”) 500 Composite Index and a Peer Group Index.

The Peer Group Index is comprised of the following companies: Automatic Data Processing, Inc., Diebold, Inc., R.R. Donnelley & Sons Co., DST Systems, Inc., FedEx Corporation, Hewlett-Packard Company, Lexmark International, Inc., Pitney Bowes Inc., United Parcel Service, Inc., and Xerox Corporation.

Total return for the S&P 500 Composite Index and the Peer Group is based on market capitalization, weighted for each year.

All information is based upon data independently provided to us by Standard & Poor’s Corporation and is derived from their official total return calculation. The graph and table below show that on a total return basis, assuming reinvestment of all dividends, $100 invested in the Company’s common stock, the S&P 500 Composite Index and the Peer Group on December 31, 2006 would have been worth $53, $99 and $85, respectively, on December 31, 2011.

	Indexed Returns December 31,

Company Name / Index	2006	2007	2008	2009	2010	2011

Pitney Bowes	$100	$85	$59	$57	$64	$53
S&P 500	$100	$105	$66	$84	$97	$99
Peer Group	$100	$104	$77	$97	$99	$85

ITEM 6. – SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with the more detailed consolidated financial statements and related notes thereto included under Item 8 of this Form 10-K.

Summary of Selected Financial Data

(Dollars in thousands, except per share amounts)
	Years ended December 31,

	2011	2010	2009	2008	2007

Total revenue	$5,277,974	$5,425,254	$5,569,171	$6,262,305	$6,129,795

Amounts attributable to common stockholders:
Income from continuing operations	$351,321	$310,483	$431,554	$447,493	$361,247
Gain (loss) from discontinued operations	266,159	(18,104)	(8,109)	(27,700)	5,534

Net income	$617,480	$292,379	$423,445	$419,793	$366,781

Basic earnings per share attributable to common stockholders (1)
Continuing operations	$1.74	$1.51	$2.09	$2.15	$1.65
Discontinued operations	1.32	(0.09)	(0.04)	(0.13)	0.03

Net income - Pitney Bowes Inc.	$3.06	$1.42	$2.05	$2.01	$1.68

Diluted earnings per share attributable to common stockholders (1)
Continuing operations	$1.73	$1.50	$2.08	$2.13	$1.63
Discontinued operations	1.31	(0.09)	(0.04)	(0.13)	0.03

Net income - Pitney Bowes Inc.	$3.05	$1.41	$2.04	$2.00	$1.66

Cash dividends paid per share of common stock	$1.48	$1.46	$1.44	$1.40	$1.32

Balance sheet
Total assets	$8,147,104	$8,444,023	$8,571,039	$8,810,236	$9,465,731
Long-term debt	$3,683,909	$4,239,248	$4,213,640	$3,934,865	$3,802,075
Total debt	$4,233,909	$4,289,248	$4,439,662	$4,705,366	$4,755,842
Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	$296,370	$296,370	$296,370	$374,165	$384,165

(1) The sum of earnings per share may not equal the totals due to rounding.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-K may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as “estimate”, “target”, “project”, “plan”, “believe”, “expect”, “anticipate”, “intend”, and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	timely development and acceptance of new products
•	success in gaining product approval in new markets where regulatory approval is required
•	successful entry into new markets
•	changes in postal or banking regulations
•	declining physical mail volumes
•	impact on mail volume resulting from current concerns over the use of the mail for transmitting harmful biological agents
•	mailers’ utilization of alternative means of communication or competitors’ products
•	our success at managing costs associated with our strategy of outsourcing functions and operations not central to our business
•	our success at managing customer credit risk
•	third-party suppliers’ ability to provide product components, assemblies or inventories
•	negative developments in economic conditions, including adverse impacts on customer demand
•	changes in international or national political conditions, including any terrorist attacks
•	interrupted use of key information systems
•	intellectual property infringement claims
•	changes in privacy laws
•	significant increases in pension, health care and retiree medical costs
•	changes in interest rates and foreign currency fluctuations
•	regulatory approvals and satisfaction of other conditions to consummate and integrate any acquisitions
•	income tax adjustments or other regulatory levies for prior audit years and changes in tax laws or regulations
•	acts of nature

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements contained in this report.

Overview

In 2011, revenue decreased 3% to $5,278 million compared to the prior year. Foreign currency translation had a 2% favorable impact on revenue. Excluding the effects of foreign currency translation, the decrease in overall revenue was caused by lower equipment sales (6%), supplies revenue (5%), rental and financing revenue (7%) and services revenue (4%). Software revenue increased 6% compared to the prior year.

Net income from continuing operations attributable to common stockholders was $351 million, or $1.73 per diluted share for 2011 compared to $310 million or $1.50 per diluted share for 2010. These results include the following items:

•

In February 2011, our largest mail presort facility located in Dallas, Texas was destroyed by a fire and we were unable to process customer mail at full capacity for a significant part of the year. We estimate that lost revenue from the fire was approximately $20 million. Through December 31, 2011, we received $42 million of insurance proceeds, which primarily relates to the reimbursement of lost revenue, replacement cost of equipment and additional expenses incurred as a result of the fire. We recognized $27 million of insurance recoveries in other income. The new Dallas presort facility has now reached operational efficiency comparable to the previous facility;

•

Due to the continuing underperformance and long-term outlook of the International Mailing Services operations (IMS) of our Mail Services segment, we recorded aggregate pre-tax goodwill and intangible asset impairment charges of $46 million and $12 million, respectively;

•

Further, based on the results of our annual goodwill impairment review process, we recorded additional pre-tax goodwill and intangible asset impairment charges of $84 million and $5 million, respectively related to the international operations of our Management Services segment (PBMSi);

•	In September 2011, we completed a sale of non-U.S. leveraged lease assets resulting in cash proceeds of $102 million and an after-tax gain of $27 million.

During the year, we entered into a series of settlements with the IRS in connection with its examinations of our tax years 2001-2008 under which we agreed upon both the tax treatment of a number of disputed issues, including issues related to our Capital Services business that was sold in 2006, and revised tax calculations. As a result of these settlements, we recognized tax benefits of $90 million in income from continuing operations and $264 million in discontinued operations. Our additional liability for tax and interest arising from the 2001-2008 IRS examinations was approximately $400 million, which was previously paid through the purchase of tax bonds.

We generated $920 million in cash from operations, which was used primarily to reduce debt by $50 million, repurchase $100 million of our common stock, pay $300 million of dividends to our common stockholders and fund capital investments of $156 million.

Net income attributable to Pitney Bowes was $617 million, or $3.05 per diluted share and included $266 million, or $1.31 per diluted share from discontinued operations.

Outlook

The worldwide economy and business environment continued to be uncertain during 2011 and we believe it will continue to be uncertain in 2012. We anticipate physical mail volumes will continue their gradual decline as alternative means of communications evolve and gain further acceptance. As a result, Small and Medium Business Solutions (SMB) revenue growth should continue to be challenged. We anticipate a gradual improvement in equipment sales in 2012 due, in part; to sales of Connect+TM communications systems, but a recovery in SMB revenues will lag any recovery in equipment sales. We anticipate revenue growth from increased demand for multi-year software licensing agreements, increased placements of production print equipment and continued expansion in Mail Services operations will help offset the anticipated decline in SMB revenues.

We will continue our focus on streamlining our business operations and creating more flexibility in our cost structure. Our growth strategies will focus on leveraging our expertise in physical communications with our expanding capabilities in digital and hybrid communications. We will continue to develop and invest in products, software, services and solutions that help customers grow their business by more effectively managing their physical and digital communications with their customers. Over time, we expect our mix of revenue to change, with a greater percentage of revenue coming from enterprise related products and solutions. We also expect to roll out other digitally-based products and services but do not expect them to have a significant impact on our revenues for 2012.

RESULTS OF OPERATIONS - 2011 Compared to 2010

Business segment results

We conduct our business activities in seven reporting segments within two business groups, Small & Medium Business Solutions (SMB Solutions) and Enterprise Business Solutions (EB Solutions). The following table shows revenue and EBIT for each segment in 2011 and 2010. Segment EBIT, a non-GAAP measure, is determined by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses not allocated to a particular business segment, restructuring charges, asset impairments, and goodwill charges, which are recognized on a consolidated basis. Management uses segment EBIT to measure profitability and performance at the segment level. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. Refer to Note 18 to the Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes. All table amounts are presented in millions of dollars, unless otherwise stated. Amounts in the tables below may not sum to the total due to rounding.

	Revenue			EBIT

	2011	2010	% change	2011	2010	% change

North America Mailing	$1,961	$2,101	(7)%	$728	$755	(4)%
International Mailing	707	675	5%	99	79	25%

SMB Solutions	2,669	2,775	(4)%	827	834	(1)%

Production Mail	544	561	(3)%	33	61	(47)%
Software	407	375	9%	38	40	(5)%
Management Services	949	999	(5)%	76	93	(18)%
Mail Services	567	573	(1)%	88	63	39%
Marketing Services	142	142	—%	26	26	—%

EB Solutions	2,609	2,650	(2)%	261	283	(8)%

Total	$5,278	$5,425	(3)%	$1,088	$1,117	(3)%

Small & Medium Business Solutions

Small & Medium Business Solutions revenue decreased 4% to $2,669 million and EBIT decreased 1% to $827 million, compared to the prior year. Foreign currency translation had a favorable impact of 2% on revenue. Within the Small & Medium Business Solutions group:

North America Mailing revenue decreased 7% to $1,961 million and EBIT decreased 4% to $728 million, compared to the prior year. Foreign currency translation had a less than 1% favorable impact on revenue. Excluding the effects of foreign currency, equipment sales declined 7% as increased concerns about economic conditions resulted in customers delaying purchases of new equipment and extending leases of existing equipment. Lease extensions are profitable transactions but generate less revenue in the current period than new equipment sales. The lagging effects of lower equipment sales in prior periods, fewer meter placements and declining mail volumes contributed to declines in financing revenue (8%), rental revenue (7%), supplies revenue (8%) and service revenue (4%). The decrease in EBIT was primarily due to lower revenues; however, EBIT margin improved as a result of continued productivity improvements and lower credit losses.

International Mailing revenue increased 5% to $707 million compared to the prior year, but included a favorable impact of 6% from foreign currency translation. Excluding the effects of foreign currency, the underlying decrease was primarily due to lower equipment sales in the U.K., Germany, the Asia Pacific region and Latin America due to increased concerns about economic conditions throughout the regions. EBIT increased 25% to $99 million compared to the prior year due to continued productivity improvements. Foreign currency translation favorably impacted EBIT by 5%.

Enterprise Business Solutions

Enterprise Business Solutions revenue decreased 2% to $2,609 million and EBIT decreased 8% to $261 million, compared to the prior year. Foreign currency translation had a favorable impact of 1% on revenue. Within the Enterprise Business Solutions group:

Production Mail revenue decreased 3% to $544 million compared to the prior year. Foreign currency translation had a positive impact of 2%. Excluding the effects of foreign currency, equipment sales decreased 11% as many enterprise accounts worldwide, especially in Europe, delayed capital investment commitments. EBIT decreased 47% to $33 million compared to last year due to lower revenue and the expenses incurred in the development of VollyTM, our secure digital mail delivery service.

Software revenue increased 9% to $407 million compared to the prior year. Foreign currency translation had a 3% favorable impact on revenue and prior year acquisitions accounted for 3% of the increase. The remaining increase was primarily due to higher licensing revenue in most regions, particularly North America and Asia Pacific. We continue to enter into multi-year software licensing agreements, which will provide improved recurring revenue streams in future periods. EBIT decreased 5% to $38 million compared to last year due to higher selling costs as a percentage of revenue. Foreign currency had a favorable impact of 7% on EBIT.

Management Services revenue decreased 5% to $949 million compared to the prior year. Foreign currency translation had a positive impact of 1%. EBIT decreased 18% to $76 million compared to the prior year. The decrease in revenue and EBIT was primarily due to account contractions and terminations in the U.S. last year and pricing pressure on new business and contract renewals.

Mail Services revenue decreased 1% to $567 million compared to the prior year primarily due to a reduction in cross-border mail and package shipments. EBIT increased 39% to $88 million compared to the prior year. EBIT in 2011 includes a benefit of $7 million related to the Dallas mail presort facility fire from the insurance recoveries of $27 million recognized in other income net of the lost revenue of approximately $20 million. We expect higher depreciation costs in future years related to the new equipment. The 2010 results include a one-time out of period adjustment that reduced revenue by $21 million and EBIT by $16 million. Excluding the impacts of these items, EBIT increased 2%.

Marketing Services revenue of $142 million and EBIT of $26 million was flat compared to the prior year.

Revenue and Cost of revenue by source

The following tables show revenue and cost of revenue by source for the years ended December 31, 2011 and 2010:

Revenue by source

	2011	2010	% change

Equipment sales	$986	$1,023	(4)%
Supplies	308	318	(3)%
Software	427	390	9%
Rentals	564	601	(6)%
Financing	603	638	(6)%
Support services	707	712	(1)%
Business services	1,684	1,744	(3)%

Total revenue	$5,278	$5,425	(3)%

Cost of revenue by source

			Percentage of Revenue

	2011	2010	2011	2010

Cost of equipment sales	$449	$469	45.6%	45.9%
Cost of supplies	97	97	31.6%	30.5%
Cost of software	99	93	23.2%	23.9%
Cost of rentals	125	141	22.2%	23.6%
Financing interest expense	88	88	14.5%	13.8%
Cost of support services	453	452	64.1%	63.5%
Cost of business services	1,304	1,337	77.4%	76.7%

Total cost of revenue	$2,615	$2,678	49.6%	49.4%

Equipment sales
Equipment sales revenue decreased 4% to $986 million compared to the prior year. Foreign currency translation had a positive impact of 2%. Equipment sales continue to be impacted by many customers delaying capital investment commitments and extending leases of existing equipment. Cost of equipment sales as a percentage of revenue improved to 45.6% compared with 45.9% in the prior year due to the mix of higher margin product sales and lease extensions.

Supplies
Supplies revenue decreased 3% to $308 million compared to the prior year due to reduced mail volumes and fewer installed meters worldwide. Foreign currency translation had a 2% favorable impact. Cost of supplies as a percentage of revenue was 31.6% compared with 30.5% in the prior year primarily due to the mix of lower margin supply sales worldwide.

Software
Software revenue increased 9% to $427 million compared to the prior year, with prior year acquisitions and foreign currency translation each contributing 3% of the increase. The remaining underlying increase of 3% was due to higher licensing revenue. Cost of software as a percentage of revenue improved to 23.2% compared with 23.9% in the prior year due to the increase in high margin licensing revenue.

Rentals
Rentals revenue decreased 6% to $564 million compared to the prior year as customers in the U.S. continue to downsize to smaller, fully featured machines and fewer installed meters worldwide. Foreign currency translation had a 1% positive impact. Cost of rentals as a percentage of revenue improved to 22.2% compared with 23.6% in the prior year primarily due to lower depreciation associated with higher levels of lease extensions.

Financing
Financing revenue decreased 6% to $603 million compared to the prior year due to lower equipment sales in prior periods. Foreign currency translation had a 1% positive impact. Financing interest expense as a percentage of revenue was 14.5% compared with 13.8% in the prior year due to higher overall effective interest rates. In computing financing interest expense, which represents the cost of borrowing associated with the generation of financing revenues, we assume a 10:1 leveraging ratio of debt to equity and apply our overall effective interest rate to the average outstanding finance receivables.

Support Services
Support services revenue decreased 1% to $707 million compared to the prior year driven by lower new equipment placements worldwide. Foreign currency translation had a positive impact of 2%. Cost of support services as a percentage of revenue increased to 64.1% compared with 63.5% in the prior year primarily due to an increase in installations of high-end integrated mailing systems.

Business Services
Business services revenue decreased 3% to $1,684 million compared to the prior year primarily due to the loss of several large contracts in 2010. Foreign currency translation had a 1% favorable impact. Cost of business services as a percentage of revenue increased to 77.4% compared with 76.7% in the prior year primarily due to lower revenues, higher shipping costs in the International Mail Services operations, and pricing pressure on new business and contract renewals.

Selling, general and administrative (SG&A)

SG&A expenses decreased $29 million; however, excluding the impacts of foreign currency translation and prior year acquisitions, SG&A expenses decreased $72 million, or 4% primarily due to process improvements and cost saving initiatives. As a percentage of revenue, SG&A expenses were 32.8% compared to 32.5% in the prior year.

Research and development

Research and development expenses decreased $8 million, or 5% from the prior year due to lower cost of offshore development, cost reduction initiatives and a reduction in development work for Connect+TM.

Goodwill and intangible asset impairment

Aggregate goodwill and intangible asset impairment charges were $130 million and $17 million, respectively. The intangible asset impairment charges are included in restructuring charges and asset impairments in the Consolidated Statements of Income. See Critical Accounting Estimates in this MD&A and Note 1 to the Consolidated Financial Statements for further details.

Other income, net

Other income, net of $20 million reflects the $27 million of insurance reimbursements recognized in other income in connection with claims associated with the fire at the Dallas presort mail facility and a pre-tax loss of $7 million on the sale of non-U.S. leveraged lease assets.

Income taxes / effective tax rate

The effective tax rates for 2011 and 2010 were 10.8% and 38.5%, respectively. The effective tax rate for 2011 includes $90 million of tax benefits arising from the IRS tax settlements, a $34 million tax benefit from the aforementioned sale of non-U.S. leveraged lease assets and a $4 million charge from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees. In addition, the effective tax rate for 2011 was increased due to a reduced tax benefit associated with the goodwill impairment charges.

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

Discontinued operations

See Note 2 to the Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests

See Note 10 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS - 2010 Compared to 2009

Business segment results

The following table shows revenue and EBIT in 2010 and 2009 by business segment.

	Revenue			EBIT

	2010	2009	% change	2010	2009	% change

North America Mailing	$2,101	$2,211	(5)%	$755	$770	(2)%
International Mailing	675	698	(3)%	79	99	(20)%

SMB Solutions	2,775	2,909	(5)%	834	869	(4)%

Production Mail	561	531	6%	61	52	18%
Software	375	356	5%	40	34	18%
Management Services	999	1,061	(6)%	93	72	28%
Mail Services	573	571	—%	63	88	(28)%
Marketing Services	142	141	—%	26	23	14%

EB Solutions	2,650	2,660	—%	283	268	5%

Total	$5,425	$5,569	(3)%	$1,117	$1,138	(2)%

Small & Medium Business Solutions

Small & Medium Business Solutions revenue decreased 5% to $2,775 million and EBIT decreased 4% to $834 million, compared to the prior year. Within the Small & Medium Business Solutions group:

North America Mailing revenue decreased 5% to $2,101 million and EBIT decreased 2% to $755 million, compared to the prior year. The revenue decrease was driven primarily by lower financing, rental, service and supplies revenues. The decrease in financing revenue is due to a decline in our leasing portfolio from reduced equipment sales in recent years. Rental, supplies and service revenues were lower than prior year due to fewer placements of new meters. Equipment sales and supplies revenue were lower than prior year due to business consolidations, lease extensions and reduced volumes of mail processed. Lease extensions have a positive impact on profit margins longer-term but negatively impact equipment sales revenue in the current year. Revenue was also adversely affected by the ongoing changing mix to more fully featured smaller systems. Foreign currency translation had a 1% favorable impact on revenue. The lower EBIT was due to the decline in higher margin financing, rental and supplies revenues, which more than offset the 1% impact from a favorable adjustment related to certain leveraged lease transactions in Canada.

International Mailing revenue decreased 3% to $675 million compared to the prior year, including a favorable impact from foreign currency translation of 1%. While equipment sales were up slightly in certain parts of Europe, this increase was offset by continued declines in financing and rental revenues due to reduced equipment sales in recent years. EBIT decreased 20% to $79 million compared to prior year primarily due to the lower revenue and shift to lower margin equipment and supplies sales.

Enterprise Business Solutions

Enterprise Business Solutions revenue was flat at $2,650 million and EBIT increased 5% to $283 million, compared to the prior year. Within the Enterprise Business Solutions group:

Production Mail revenue increased 6% over the prior year to $561 million due to increased demand in the U.S. for inserting equipment and our first installations of production print equipment. Demand for inserting equipment continued to experience a delayed recovery in certain countries outside of North America as many large enterprises in these regions delayed capital expenditures due to economic uncertainty. EBIT increased 18% to $61 million compared to last year due to the higher revenue and our initiatives to improve productivity and consolidate administrative functions. Foreign currency translation had a 1% favorable impact on EBIT.

Software revenue increased 5% over last year to $375 million, driven by the acquisition of Portrait Software (4%) and the favorable impact of foreign currency translation (1%). We continue to build more recurring revenue streams through multi-year licensing agreements, which have the effect of deferring some revenue to future periods. EBIT increased 18% over last year to $40 million due to business integration and productivity initiatives. EBIT was negatively impacted by transaction-related fees of approximately $2 million associated with the Portrait acquisition. Foreign currency translation had a less than 1% favorable impact on EBIT.

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

Mail Services revenue was flat compared to last year at $573 million, while EBIT decreased 28% to $63 million. Mail Services revenue and EBIT were adversely impacted by $21 million and $16 million, respectively, due to a one-time out of period adjustment in the International Mail Services portion of the business primarily related to a correction to the rates used to estimate earned but unbilled revenue for the periods 2007 through the first quarter of 2010. The impact of this adjustment was not material on any individual quarter or year during these periods. Excluding the impact of this adjustment, revenue increased 4% over the prior year, but EBIT decreased 11%. The revenue increase was driven partially by increased volumes of presort mail and Standard Class mail processed and acquisitions (2%). The decrease in EBIT was driven by higher shipping rates charged by international carriers for our International Mail Services business, which more than offset the favorable margin impacts in our Presort business.

Marketing Services revenue of $142 million was flat compared to the prior year. Revenue was impacted by increased vendor advertising for Movers’ Source kits offset by a decline in household moves compared to prior year. EBIT increased 14% over last year due to more profitable vendor revenue per transaction.

Revenues and cost of revenues by source

The following tables show revenues and costs of revenues by source for the years ended December 31, 2010 and 2009:

Revenue by source
	2010	2009	% change

Equipment sales	$1,023	$1,000	2%
Supplies	318	336	(5)%
Software	390	372	5%
Rentals	601	647	(7)%
Financing	638	694	(8)%
Support services	712	714	—%
Business services	1,744	1,805	(3)%

Total revenue	$5,425	$5,569	(3)%

Cost of revenue by source

			Percentage of Revenue

	2010	2009	2010	2009

Cost of equipment sales	$469	$450	45.9%	45.0%
Cost of supplies	97	94	30.5%	27.9%
Cost of software	93	88	23.9%	23.7%
Cost of rentals	141	159	23.6%	24.5%
Financing interest expense	88	98	13.8%	14.1%
Cost of support services	452	467	63.5%	65.4%
Cost of business services	1,337	1,382	76.7%	76.6%

Total cost of revenue	$2,678	$2,738	49.4%	49.2%

Equipment sales

Equipment sales revenue increased 2% to $1,023 million compared to the prior year. Foreign currency translation had a positive impact of 1%. The growth was primarily driven by higher sales of production mail equipment in the U.S. and higher equipment sales in Canada and parts of Europe. Period revenue was adversely affected by lease extensions. Cost of equipment sales as a percentage of revenue was 45.9% compared with 45.0% in the prior year, primarily due to the higher mix of lower margin production mail equipment sales, which more than offset the positive impacts of higher levels of lease extensions and ongoing productivity improvements.

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

Software

Software revenue increased 5% to $390 million compared to the prior year. The acquisition of Portrait accounted for 4% of the increase and foreign currency translation accounted for 1% of the increase. Period revenue growth was also negatively impacted by the shift to recurring revenue streams through multi-year licensing agreements. Cost of software as a percentage of revenue was 23.9% compared to 23.7% in the prior year.

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

Financing

Financing revenue decreased 8% to $638 million compared to the prior year as lower equipment sales in previous years have resulted in a net decline in both our U.S. and international lease portfolios. Foreign currency translation had a 1% positive impact. Financing interest expense as a percentage of revenue was 13.8% compared with 14.1% in the prior year due to lower interest rates and lower average borrowings. In computing financing interest expense, we assume a 10:1 leveraging ratio of debt to equity and apply our overall effective interest rate to the average outstanding finance receivables.

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

Income taxes / effective tax rate

The effective tax rates for 2010 and 2009 were 38.5% and 34.6%, respectively. The effective tax rate for 2010 included $16 million of tax benefits associated with previously unrecognized deferred taxes on outside basis differences, a $15 million charge for the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees and a $9 million charge for the write-off of deferred tax assets related to the U.S. health care reform legislation that eliminated the tax deduction for retiree health care costs to the extent of federal subsidies received by companies that provide retiree prescription drug benefits equivalent to Medicare Part D coverage.

The effective tax rate for 2009 included $13 million of tax charges related to the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock, offset by $13 million of tax benefits from retirement of intercompany obligations and the repricing of leveraged lease transactions.

Discontinued operations

See Note 2 to the Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests

See Note 10 to the Consolidated Financial Statements for further discussion.

Restructuring Charges and Asset Impairments

Restructuring charges and asset impairments were $148 million, $182 million and $49 million for the years ended December 31, 2011, 2010 and 2009, respectively. See Note 14 to the Consolidated Financial Statements for further discussion.

In 2009, we announced that we were undertaking a series of strategic transformation initiatives designed to transform and enhance the way we operate as a global company (the 2009 Program). The program aims to enhance our responsiveness to changing market conditions and create improved processes and systems to further enable us to invest in future growth in areas such as our global customer interactions and product development processes. Total pre-tax costs for this program were approximately $385 million. At the end of 2011, the 2009 Program is substantially completed and annualized run-rate net benefits of this program are projected to be approximately $300 million in 2012. We do not anticipate any further significant charges under this program. Most of the costs were cash-related charges. The majority of the remaining restructuring payments are expected to be paid over the next 12 – 24 months. Due to certain international labor laws and long-term lease agreements, some payments will extend beyond 24 months. We expect that cash flows from operations will be sufficient to fund these payments.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash flow from operations, existing cash and investments, as well as borrowing capacity under our commercial paper program should be sufficient to support our business operations, interest and dividend payments, share repurchases, capital expenditures, and to cover customer deposits. We have the ability to supplement this short-term liquidity, if necessary, and fund the long-term needs of our business through broad access to capital markets, a credit line facility, and our effective shelf registration statement. At December 31, 2011, cash and cash equivalents and short-term investments on hand were $869 million.

Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the United States but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws. It is our intention to permanently reinvest substantially all of these funds in our foreign operations. Cash and cash equivalents held by our foreign subsidiaries at December 31, 2011 and 2010 were $538 million and $166 million, respectively.

We continuously review our liquidity profile through published credit ratings and the credit default swap market. We monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers. There has not been a material variation in the underlying sources of cash flows currently used to finance the operations of the Company. To date, we have had consistent access to the commercial paper market.

Cash Flow Summary

The change in cash and cash equivalents is as follows:
	2011	2010	2009

Net cash provided by operating activities	$920	$952	$824
Net cash used in investing activities	(89)	(301)	(172)
Net cash used in financing activities	(455)	(580)	(626)
Effect of exchange rate changes on cash	(5)	1	10

Increase in cash and cash equivalents	$372	$72	$36

2011 Cash Flows

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. A decrease in finance receivables contributed $190 million of cash as cash collections exceeded the financing of new business and a decrease in accounts receivables contributed $59 million in cash primarily due to improved cash collections in excess of new billings. The decrease in current and non-current income taxes of $258 million includes the tax benefits recognized in connection with the 2001-2008 IRS tax settlements. Cash flow from operations also includes a special contribution to our U.S. pension plan of $123 million and restructuring payments of $107 million.

Net cash used in investing activities consisted of capital expenditures of $156 million for property, plant and equipment and rental equipment and related inventories and the net purchase of investment securities of $68 million partially offset by the proceeds from the sale of non-U.S. leveraged lease assets of $102 million.

Net cash used in financing activities consisted primarily of dividends paid to common stockholders of $300 million, a net decrease in commercial paper borrowings of $50 million and the repurchase of $100 million of our common stock.

2010 Cash Flows

Net cash provided by operating activities included $180 million and $43 million from decreases in finance receivables and accounts receivables, respectively. Finance receivables declined as strong cash collections exceed the financing of new business and equipment sales have declined. Accounts receivables declined primarily due to strong cash collections in excess of new billings. Cash flow also benefited from the proceeds of $32 million from the unwinding of interest rate swaps and by $29 million due to the timing of payments of accounts payable and accrued liabilities. Partially offsetting these benefits were restructuring payments of $120 million and an increase in inventory of $12 million.

Net cash used in investing activities consisted primarily of the net purchase of investment securities of $122 million, capital expenditures of $120 million for property, plant and equipment and rental equipment and related inventories and acquisitions of $78 million.

Net cash used in financing activities primarily included a net decrease in commercial paper borrowings of $171 million, stock repurchases of $100 million and dividends paid to common stockholders of $302 million.

2009 Cash Flows

Net cash flow provided by operating activities included $207 million and $84 million from decreases in finance receivables and accounts receivables, respectively, primarily due to lower sales volumes, and an increase in current and non-current income taxes of $80 million due to the timing of tax payments. These cash inflows were partially offset by a reduction in accounts payable and accrued liabilities of $127 million, primarily due to timing of payments, voluntary pension plan contributions of $125 million and restructuring payments of $105 million.

Net cash used in investing activities consisted primarily of capital expenditures of $167 million for property, plant and equipment and rental equipment and related inventories.

Net cash used in financing activities consisted primarily of dividends paid to common stockholders of $298 million, a net reduction in debt of $242 million, and a net cash outflow associated with the issuance and redemption of preferred stock issued by a subsidiary of $79 million.

Financings and Capitalization

We are a Well-Known Seasoned Issuer with the SEC, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is an important source of liquidity for us and a committed line of credit of $1.25 billion to support our commercial paper issuances. The line of credit expires in 2013. We have not experienced any problems to date in accessing the commercial paper market. As of December 31, 2011, we have not drawn upon the line of credit.

During the year, we entered into two interest rate swap agreements with an aggregate notional value of $450 million to effectively convert the fixed rate interest payments on our $450 million 4.875% notes due in 2014 into variable rates. Under the terms of these agreements, we pay a weighted-average variable rate based on three-month LIBOR plus 305 basis points and receive fixed rate payments of 4.875%.

In 2010, we unwound two interest rate swaps that effectively converted the fixed rate payments on the $250 million 5.6% notes due in 2018 into variable rates, and received $32 million, excluding accrued interest. This amount is being recognized as a reduction in interest expense over the remaining term of the notes. The transaction was not undertaken for liquidity purposes, but rather to fix our effective interest rate at 3.7% for the remaining term of the notes.

During the fourth quarter of 2012, $550 million of long-term debt is scheduled to mature. We are currently evaluating available options, including using available cash to repay some of this debt. We may also refinance some or all of this amount with short-term borrowings under our commercial paper program or through the issuance of long-term debt.

At December 31, 2011, there was no outstanding commercial paper. During the year, commercial paper borrowings averaged $138 million at a weighted-average interest rate of 0.22% and the maximum amount of commercial paper outstanding at any point in time was $450 million. In 2010, commercial paper borrowings averaged $347 million at a weighted-average interest rate of 0.23% and the maximum amount of commercial paper outstanding at any point in time was $552 million.

In January 2012, we contributed $85 million to our U.S. pension plan and $10 million to our foreign pension plans. We anticipate making additional contributions of approximately $15 million and $20 million to our U.S. and foreign pension plans, respectively during 2012. We will reassess our funding alternatives as the year progresses.

In February 2012, we signed an agreement to sell certain leveraged lease assets to the lessee for $105 million. We expect to recognize an after-tax gain, which will be finalized in the first quarter of 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our known contractual obligations and off-balance sheet arrangements at December 31, 2011 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$4,175	$550	$825	$900	$1,900
Interest payments on debt (1)	1,392	189	330	239	634
Non-cancelable operating lease obligations	259	92	103	42	22
Capital lease obligations	6	3	3	—	—
Purchase obligations (2)	271	197	64	10	—
Other non-current liabilities (3)	738	—	120	50	568

Total	$6,841	$1,031	$1,445	$1,241	$3,124

The amount and period of future payments related to our income tax uncertainties cannot be reliably estimated and are not included in the above table. See Note 9 to the Consolidated Financial Statements for further details.

(1)

Interest payments on debt includes interest on our $500 million 5.25% notes due in 2037. This note contains an option that gives bondholders the right to redeem the notes, in whole or in part, at par plus accrued interest, in January 2017. If all $500 million of the notes are redeemed, interest payments in the more than five years column would be $525 million lower than the amount shown in the table above.

(2)

Purchase obligations include unrecorded agreements to purchase goods or services that are enforceable and legally binding upon us and that specify all significant terms including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)	Other non-current liabilities relate primarily to our postretirement benefits. See Note 19 to the Consolidated Financial Statements.

Critical Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and accompanying disclosures, including the disclosure of contingent assets and liabilities. These estimates and assumptions are based on management’s best knowledge of current events, historical experience, and other information available when the financial statements are prepared.

The accounting policies below have been identified by management as those accounting policies that are critical to our business operations and to the understanding of our results of operations. Management believes that the estimates and assumptions used in the accounting policies below are reasonable and appropriate based on the information available at the time the financial statements were prepared; however, actual results could differ from those estimates and assumptions. See Note 1 to the Consolidated Financial Statements for a summary of our accounting policies.

Revenue recognition

Multiple element and internal financing arrangements

We derive our revenue from multiple sources including sales, rentals, financing and services. Certain of our transactions are consummated at the same time and can therefore generate revenue from multiple sources. The most common form of these transactions involves a sale or non-cancelable lease of equipment, a meter rental and an equipment maintenance agreement. As a result, we are required to determine whether the deliverables in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the delivered elements and when to recognize revenue for each element.

In multiple element arrangements, revenue is recognized for each of the elements based on their respective fair values. We recognize revenue for delivered elements only when the fair values of undelivered elements are known and uncertainties regarding customer acceptance are resolved. The allocation of fair values to the various elements does not change the total revenue recognized from a transaction, but impacts the timing of revenue recognition. Revenue is allocated to the meter rental and equipment maintenance agreement elements using their respective fair values, which are determined based on prices charged in standalone and renewal transactions. For a sale transaction, revenue is allocated to the equipment based on a range of selling prices in standalone transactions. For a lease transaction, revenue is allocated to the equipment based on the present value of the remaining minimum lease payments. We then compare the allocated equipment fair value to the range of selling prices in standalone transactions during the period to ensure the allocated equipment fair value approximates average selling prices.

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

Allowances for doubtful accounts and credit losses

Allowance for doubtful accounts

We estimate our accounts receivable risks and provide allowances for doubtful accounts accordingly. We believe that our credit risk for accounts receivable is limited because of our large number of customers, small account balances for most of our customers and customer geographic and industry diversification. We evaluate the adequacy of the allowance for doubtful accounts based on historical loss experience, length of time receivables are past due, adverse situations that may affect a customer’s ability to pay and prevailing economic conditions, and make adjustments to the reserves as necessary. This evaluation is inherently subjective and actual results may differ significantly from estimated reserves.

Allowance for credit losses

We estimate our finance receivable risks and provide allowances for credit losses accordingly. We establish credit approval limits based on the credit quality of the customer and the type of equipment financed. We believe that our concentration of credit risk for finance receivables is limited because of our large number of customers, small account balances for most of our customers and customer geographic and industry diversification. Our policy is to discontinue revenue recognition for lease receivables that are more than 120 days past due and for unsecured loan receivables that are more than 90 days past due. We resume revenue recognition when payments reduce the account to 60 days or less past due. We evaluate the adequacy of the allowance for credit losses based on historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a customer’s ability to pay and prevailing economic conditions, and make adjustments to the reserves as necessary. This evaluation is inherently subjective and actual results may differ significantly from estimated reserves.

Accounting for income taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our annual tax rate is based on our income, statutory tax rates, tax reserve changes and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions.

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

Useful lives of long-lived assets

We depreciate property, plant and equipment and rental property and equipment principally using the straight-line method over the estimated useful lives of up to 50 years for buildings, three to 15 years for machinery and equipment, four to six years for rental equipment and three to five years for computer equipment. We amortize properties leased under capital leases on a straight-line basis over the primary lease term. We amortize capitalized costs related to internally developed software using the straight-line method over the estimated useful life, which is principally three to 10 years. Intangible assets with finite lives are amortized using the straight-line method or an accelerated attrition method over their estimated useful lives, which are principally three to 15 years. Our estimates of useful lives could be affected by changes in regulatory provisions, technology or business plans. Changes to the assets’ estimated useful lives could have a material impact on our results of operations.

Impairment review

Long-lived and intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is compared to the carrying amount. We derive the cash flow estimates from our future long-term business plans and historical experience. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of the impaired asset is determined using probability weighted expected discounted cash flow estimates, quoted market prices when available and appraisals, as appropriate. Changes in the estimates and assumptions incorporated in our impairment assessment could materially affect the determination of fair value and the associated impairment charge.

Goodwill is tested annually for impairment, during the fourth quarter, or sooner when circumstances indicate an impairment may exist at the reporting unit level. The impairment test for goodwill is a two-step approach. In the first step, the fair value of each reporting unit is compared to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference.

Significant estimates and assumptions used in our goodwill impairment review include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. The fair value of each reporting unit is determined based on a combination of techniques, including the present value of future cash flows, applicable multiples of competitors and multiples from sales of like businesses, and requires us to make estimates and assumptions regarding discount rates, growth rates, and our future long-term business plans. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit.

Due to continuing underperformance of our IMS operations and based on information that was received during the early stages of our annual budgeting and long-term planning process started in the third quarter, management concluded that it was appropriate to perform a goodwill impairment review for IMS. We determined the fair value of IMS using a combination of techniques including the present value of future cash flows, multiples of competitors and multiples from sales of like businesses, and determined that the IMS reporting unit was impaired. We performed step two of the goodwill impairment test and determined that the implied fair value of goodwill for IMS was less than its carrying value and a goodwill impairment charge of $46 million was recognized. Our analysis indicated that certain identifiable intangible assets of IMS were also impaired and an impairment charge of $12 million was recognized. At December 31, 2011, the remaining carrying value of intangible assets and goodwill for IMS was $5 million and $18 million, respectively.

Based on the results of our annual goodwill impairment review process, we determined that our PBMSi operations were impaired. Similar to IMS, the fair value of PBMSi was determined using a combination of techniques including the present value of future cash flows, derived from our long-term plans and historical experience, multiples of competitors and multiples from sales of like businesses and the estimated fair value was allocated to the assets and liabilities of PBMSi. Our analysis showed that the implied fair value of goodwill for PBMSi was less than its carrying value and a goodwill impairment charge of $84 million was recognized. In addition, the impairment review indicated that certain identifiable intangible assets were also impaired and an impairment charge of $5 million was recognized. At December 31, 2011, there are no intangible assets carried on PBMSi and the remaining carrying value of goodwill is $39 million.

Further, based on the results of our annual impairment review, the estimated fair values of our other reporting units were considered substantially in excess of their respective carrying values, except for the U.S. operations of our Management Services segment (PBMS-US). The estimated fair value of PBMS-US exceeded its carrying value by approximately 13%. At December 31, 2011, the net identifiable intangible assets of PBMS-US were $14 million and goodwill allocated to PBMS-US was $364 million.

As noted in the Outlook section above, the worldwide economy and business environment continue to be uncertain and impact our current and expected future financial performance, and as a result have increased the possibility of future non-cash impairment charges for goodwill and/or identifiable intangible assets. Accordingly, we will continue to monitor and evaluate the carrying values of goodwill and intangible assets for all our reporting units.

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

Stock-based compensation expense

We recognize compensation cost for stock-based expense based on the estimated fair value of the award, net of an estimated forfeiture rate. We recognize compensation costs for those shares expected to vest on a straight-line basis over the requisite service period.

We estimate the fair value of stock options using a Black-Scholes valuation model. The use of this valuation model requires assumptions be made regarding the expected stock price volatility, risk-free interest rate, expected life of the award and dividend yield. The estimate of stock price volatility is based on historical price changes of our stock. The risk-free interest rate is based on U.S. treasuries with a term equal to the expected option term. The expected life, or holding period, of the award, and the expected dividend yield, is based on historical experience.

We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of our stock-based awards. If factors change and we use different assumptions, our stock-based compensation expense could be different in the future. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Restructuring

We have undertaken restructuring actions which require management to utilize certain estimates related to the amount and timing of expenses. If the actual amounts differ from our estimates, the amount of the restructuring charges could be impacted.

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

The weighted-average assumptions for our largest plan, the U.S. Qualified Pension Plan, and our largest foreign plan, the U.K. Qualified Pension Plan, used to determine net periodic pension costs for 2012 are as follows:

	U.S. Plan	U.K. Plan

Discount rate	4.95%	4.95%
Rate of compensation increase	3.50%	3.40%
Expected return on plan assets	7.75%	7.25%

U.S. Plan

The discount rate for our U.S pension plan is determined by matching the expected cash flows associated with our benefit obligations to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. The rate of compensation increase assumption reflects our actual experience and best estimate of future increases. Our expected return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plans’ investment portfolio after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio is determined based on the target asset allocations for each asset class, adjusted for historical and expected experience of active portfolio management results, when compared to the benchmark returns. When assessing the expected future returns for the portfolio, we place more emphasis on the expected future returns than historical returns.

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

Changes to the above assumptions can have an impact on annual pension expense and recorded pension liabilities. For instance:

•

a 0.25% increase in the discount rate would decrease annual pension expense by approximately $2 million for both the U.S. and U.K. pension plans, and lower the projected benefit obligation of the U.S. and U.K. pension plans by $38 million and $18 million, respectively;

•	a 0.25% increase in the rate of compensation increase would increase annual pension expense by less than $1 million for both the U.S. and U.K. pension plans;

•	a 0.25% increase in the expected return on assets would decrease annual pension expense for the U.S. and U.K. pension plans by approximately $4 million and $1 million, respectively.

Delayed recognition principles

Actual pension plan results that differ from our assumptions and estimates are accumulated and amortized over the estimated future working life of the plan participants and affect future pension expense. Net pension expense is also based on a market-related valuation of plan assets where differences between the actual and expected return on plan assets are amortized to pension expense over a five-year period.

Investment related risks and uncertainties

We invest our pension plan assets in a variety of investment securities in accordance with our strategic asset allocation policy. The composition of our U.S. pension plan assets at December 31, 2011 was approximately 34% equity securities, 56% fixed income securities and 10% real estate and private equity investments. The composition of our U.K. pension plan assets at December 31, 2011 was approximately 62% equity securities, 32% fixed income securities and 6% cash. Investment securities are exposed to various risks such as interest rate, market and credit risks. In particular, due to the level of risk associated with investment securities, it is reasonably possible that change in the value of such investment securities will occur and that such change could materially affect our future results.

New Accounting Pronouncements

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

In 2011, new guidance was introduced that would eliminate the current option to report other comprehensive income and its components in the statement of stockholders’ equity, and require an entity to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. This guidance would be effective in the first quarter of 2012, with early adoption permitted. We have elected to early adopt this guidance effective December 31, 2011 and have presented the components of other comprehensive income in two separate, but consecutive, statements. The adoption of this guidance only changed the way we present other comprehensive income and its components, and did not impact our results of operations, financial position or cash flows.

Legal and Regulatory Matters

Legal

See Legal Proceedings in Item 3 of this Form 10-K for information regarding our legal proceedings.

Other regulatory matters

As is the case with other large corporations, we are continually under examination by tax authorities in the United States, other countries and local jurisdictions in which we have operations. The years under examination vary by jurisdiction. Except for a dispute arising out of a partnership investment, the IRS examination of tax years 2001-2004 is closed to audit and the examination of years 2005-2008 is estimated to be closed to audit within the next 12 months. We have other domestic and international tax filings currently under examination or subject to examination. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flows. See Note 9 to the Consolidated Financial Statements.

We are currently undergoing unclaimed property audits, which are being conducted by various state authorities. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer receipts. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in the assessments of additional escheat liability, interest and penalties. It is too early to determine the ultimate outcome of such audits.

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

Foreign Exchange

During 2011, 32% of our revenue was derived from operations outside of the United States. Currency translation increased our 2011 revenue by 2%. Based on the current contribution from our international operations, a 1% increase in the value of the U.S. dollar would result in a decline in revenue of approximately $17 million.

Changes in the value of the U.S. dollar relative to the currencies of countries in which we operate impact our reported assets, liabilities, revenue and expenses. Exchange rate fluctuations can also impact the settlement of intercompany receivables and payables between our subsidiaries in different countries. Our largest foreign currency exposure is to fluctuations in the British pound, Euro and Canadian dollar, and to a lesser extent, the Australian dollar.

We use foreign exchange contracts to mitigate the risk of foreign currency exchange rate fluctuations. We enter into foreign exchange contracts with only those financial institutions that meet stringent credit requirements as set forth in our derivative policy to mitigate our exposure to counterparty credit risk. We regularly review our credit exposure balances as well as the creditworthiness of our counterparties. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate. At December 31, 2011, the fair value of our outstanding foreign exchange contracts was a net asset of $3 million.

During 2011, deferred translation losses of $54 million were recorded primarily from the strengthening of the U.S. dollar as compared to the British pound, Euro, Canadian dollar and Australian dollar. In 2010, deferred translation losses of $16 million were recorded primarily resulting from the strengthening of the U.S. dollar as compared to the British pound and Euro, partially offset by a weakening of the U.S. dollar as compared to the Canadian dollar. Net deferred translation gains and losses are included in accumulated other comprehensive loss in stockholders’ deficit in the Consolidated Balance Sheets and do not affect earnings.

Dividends

It is a general practice of our Board of Directors to approve the payment of a cash dividend on our common stock each quarter. In setting dividend payments, our board considers the dividend rate in relation to our recent and projected earnings and our capital investment opportunities and requirements. We have paid a dividend each year since 1934.

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

During 2011 and 2010, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, using the variance/co-variance technique described above, was not material.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements and Supplemental Data” on Page 34 of this Form 10-K.

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and internal control over financial reporting. Our CEO and CFO concluded that such disclosure controls and procedures were effective as of December 31, 2011, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. Any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2011.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management’s assessment included evaluating the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on its assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control – Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 35 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information pertaining to our Directors and the members of the Audit Committee of the Board of Directors is incorporated herein by reference to the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Election of Directors,” “Security Ownership of Directors and Executive Officers,” “Beneficial Ownership,” “Report of the Audit Committee” and “Corporate Governance” of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with our 2012 Annual Meeting of Stockholders, which is scheduled to be held on May 14, 2012. Such Definitive Proxy Statement will be filed with the Commission on or before April 29, 2012 and is incorporated herein by reference. Our executive officers are as follows:

Executive Officers of the Registrant as of February 15, 2012

Name	Age	Title	Executive Officer Since

Murray D. Martin	64	Chairman, President and Chief Executive Officer	1998

Leslie Abi-Karam	53	Executive Vice President and President, Pitney Bowes Communications Solutions	2005

Gregory E. Buoncontri	64	Executive Vice President and Chief Information Officer	2000

Daniel J. Goldstein	50	Executive Vice President and Chief Legal and Compliance Officer	2010

Michael Monahan	51	Executive Vice President and Chief Financial Officer	2005

John E. O’Hara	53	Executive Vice President and President, Pitney Bowes Software Solutions	2011

Vicki A. O’Meara	54	Executive Vice President and President, Pitney Bowes Services & Solutions	2008

Joseph H. Timko	51	Executive Vice President and Chief Strategy and Innovation Officer	2010

Johnna G. Torsone	61	Executive Vice President and Chief Human Resources Officer	1993

There is no family relationship among the above officers. All of the officers have served in various corporate, division or subsidiary positions with the Company for at least the past five years except as described below:

Mr. Goldstein re-joined the Company in October 2010 as Executive Vice President and Chief Legal and Compliance Officer. From September 2008 until October 2010, Mr. Goldstein served as the Senior Vice President and General Counsel for GAF Materials Corporation, International Specialty Products, and ISP Minerals, a group of privately held, commonly owned companies in the building materials, chemicals and mining industries. Mr. Goldstein originally joined Pitney Bowes in 1999 as Associate General Counsel and was appointed Vice President, Deputy General Counsel in 2005.

Mr. O’Hara was appointed Executive Vice President and President, Pitney Bowes Software Solutions in May 2011. He joined the Company in April 2007 as a result of the Company’s acquisition of MapInfo and served as Executive Vice President and General Manager International for Pitney Bowes Business Insight. He joined MapInfo in October 2006 and prior to that he served as General Manager, Enterprise and Partner Group for Microsoft UK. Prior to Microsoft, he served as Executive Vice President of Worldwide Sales and Operations at Pivotal Corporation, a leader in CRM for mid-market enterprises.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, financial and accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our corporate governance website located at www.pb.com/Our-Company. In addition, amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed at the same location as the Code of Ethics.

ITEM 11. – EXECUTIVE COMPENSATION

The sections entitled “Directors’ Compensation,” “Compensation Discussion and Analysis”, and “Executive Compensation Tables and Related Narrative” of our Definitive Proxy Statement to be filed with the Commission on or before April 29, 2012 in connection with our 2012 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12. –	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2011 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

Equity compensation plans approved by security holders	16,100,519	$34.99	16,903,013
Equity compensation plans not approved by security holders	—	—	—

Total	16,100,519	$34.99	16,903,013

The sections entitled “Security Ownership of Directors and Executive Officers” and “Beneficial Ownership” of our Definitive Proxy Statement to be filed with the Commission on or before April 29, 2012 in connection with our 2012 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sections entitled “Corporate Governance” and “Certain Relationships and Related-Person Transactions” of our Definitive Proxy Statement to be filed with the Commission on or before April 29, 2012 in connection with our 2012 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” of our Definitive Proxy Statement to be filed with the Commission on or before April 29, 2012 in connection with our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial statements - see Item 8 on page 28 and “Index to Consolidated Financial Statements and Supplemental Data” on page 34 of this Form 10-K.

	2.	Financial statement schedules - see “Index to Consolidated Financial Statements and Supplemental Data” on page 34 of this Form 10-K.

	3.	The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2012	PITNEY BOWES INC.
Registrant

By:	/s/ Murray D. Martin

Murray D. Martin
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Murray D. Martin	Chairman, President and Chief Executive Officer – Director	February 23, 2012

Murray D. Martin

/s/ Michael Monahan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2012

Michael Monahan

/s/ Steven J. Green	Vice President–Finance and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2012

Steven J. Green

/s/ Rodney C. Adkins	Director	February 23, 2012

Rodney C. Adkins

/s/ Linda G. Alvarado	Director	February 23, 2012

Linda G. Alvarado

/s/ Anne M. Busquet	Director	February 23, 2012

Anne M. Busquet

/s/ Roger Fradin	Director	February 23, 2012

Roger Fradin

/s/ Anne Sutherland Fuchs	Director	February 23, 2012

Anne Sutherland Fuchs

/s/ James H. Keyes	Director	February 23, 2012

James H. Keyes

/s/ Eduardo R. Menascé	Director	February 23, 2012

Eduardo R. Menascé

/s/ Michael I. Roth	Director	February 23, 2012

Michael I. Roth

/s/ David L. Shedlarz	Director	February 23, 2012

David L. Shedlarz

/s/ David B. Snow, Jr.	Director	February 23, 2012

David B. Snow, Jr.

/s/ Robert E. Weissman	Director	February 23, 2012

Robert E. Weissman

PITNEY BOWES INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pitney Bowes Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pitney Bowes Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
February 23, 2012

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years ended December 31,

	2011	2010	2009

Revenue:
Equipment sales	$986,392	$1,022,563	$1,000,153
Supplies	307,974	318,430	336,239
Software	426,606	390,219	371,574
Rentals	563,505	600,759	647,432
Financing	602,754	637,948	694,444
Support services	706,505	711,519	714,429
Business services	1,684,238	1,743,816	1,804,900

Total revenue	5,277,974	5,425,254	5,569,171

Costs and expenses:
Cost of equipment sales	449,479	469,158	450,197
Cost of supplies	97,454	97,172	93,660
Cost of software	99,107	93,391	88,020
Cost of rentals	125,325	141,465	158,881
Financing interest expense	87,698	88,292	97,586
Cost of support services	452,582	451,609	467,279
Cost of business services	1,303,594	1,337,236	1,382,401
Selling, general and administrative	1,731,858	1,760,677	1,800,714
Research and development	148,645	156,371	182,191
Restructuring charges and asset impairments	148,151	182,274	48,746
Goodwill impairment	130,150	—	—
Other interest expense	115,363	115,619	111,269
Interest income	(5,795)	(2,587)	(4,949)
Other income, net	(19,918)	—	—

Total costs and expenses	4,863,693	4,890,677	4,875,995

Income from continuing operations before income taxes	414,281	534,577	693,176
Provision for income taxes	44,585	205,770	240,154

Income from continuing operations	369,696	328,807	453,022
Gain (loss) from discontinued operations, net of tax	266,159	(18,104)	(8,109)

Net income before attribution of noncontrolling interests	635,855	310,703	444,913

Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	18,375	18,324	21,468

Net income - Pitney Bowes Inc.	$617,480	$292,379	$423,445

Amounts attributable to common stockholders:
Income from continuing operations	$351,321	$310,483	$431,554
Gain (loss) from discontinued operations	266,159	(18,104)	(8,109)

Net income - Pitney Bowes Inc.	$617,480	$292,379	$423,445

Basic earnings per share attributable to common stockholders:
Continuing operations	$1.74	$1.51	$2.09
Discontinued operations	1.32	(0.09)	(0.04)

Net income - Pitney Bowes Inc.	$3.06	$1.42	$2.05

Diluted earnings per share attributable to common stockholders:
Continuing operations	$1.73	$1.50	$2.08
Discontinued operations	1.31	(0.09)	(0.04)

Net income - Pitney Bowes Inc.	$3.05	$1.41	$2.04

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years ended December 31,

	2011	2010	2009

Net income - Pitney Bowes Inc.	$617,480	$292,379	$423,445

Other comprehensive income, net of tax:

Foreign currency translations	(53,569)	(15,685)	119,820

Net unrealized gain on cash flow hedges, net of tax expense of $1,278, $837 and $4,865, respectively	2,007	1,293	7,214

Net unrealized gain (loss) on investment securities, net of tax expense/(benefit) of $1,885, $505 and $(140), respectively	2,948	790	(283)

Adjustments to pension and postretirement plans, net of tax (benefit)/expense of $(93,251), $(17,183) and $8,420, respectively	(173,699)	(28,710)	(5,116)

Amortization of pension and post retirement costs, net of tax expense of $19,601, $16,028 and $10,627, respectively	34,474	28,298	17,328

Other comprehensive (loss) income	(187,839)	(14,014)	138,963

Comprehensive income - Pitney Bowes Inc.	$429,641	$278,365	$562,408

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$856,238	$484,363
Short-term investments	12,971	30,609

Accounts receivables, gross	755,485	824,015
Allowance for doubtful accounts receivables	(31,855)	(31,880)

Accounts receivables, net	723,630	792,135

Finance receivables	1,296,673	1,370,305
Allowance for credit losses	(45,583)	(48,709)

Finance receivables, net	1,251,090	1,321,596

Inventories	178,599	168,967
Current income taxes	102,556	103,542
Other current assets and prepayments	134,774	107,029

Total current assets	3,259,858	3,008,241

Property, plant and equipment, net	404,146	426,501
Rental property and equipment, net	258,711	300,170

Finance receivables	1,123,638	1,265,220
Allowance for credit losses	(17,847)	(20,721)

Finance receivables, net	1,105,791	1,244,499

Investment in leveraged leases	138,271	251,006
Goodwill	2,147,088	2,306,793
Intangible assets, net	212,603	297,443
Non-current income taxes	89,992	130,601
Other assets	530,644	478,769

Total assets	$8,147,104	$8,444,023

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,840,465	$1,828,755
Current income taxes	242,972	192,924
Notes payable and current portion of long-term obligations	550,000	50,000
Advance billings	458,425	481,900

Total current liabilities	3,091,862	2,553,579

Deferred taxes on income	175,944	261,118
Tax uncertainties and other income tax liabilities	194,840	536,531
Long-term debt	3,683,909	4,239,248
Other non-current liabilities	743,165	653,758

Total liabilities	7,889,720	8,244,234

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 15)

Stockholders’ deficit:
Cumulative preferred stock, $50 par value, 4% convertible	4	4
Cumulative preference stock, no par value, $2.12 convertible	659	752
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	240,584	250,928
Retained earnings	4,600,217	4,282,316
Accumulated other comprehensive loss	(661,645)	(473,806)
Treasury stock, at cost (123,586,842 and 119,906,910 shares, respectively)	(4,542,143)	(4,480,113)

Total Pitney Bowes Inc. stockholders’ deficit	(38,986)	(96,581)

Total liabilities, noncontrolling interests and stockholders’ deficit	$8,147,104	$8,444,023

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,

	2011	2010	2009

Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$635,855	$310,703	$444,913

Restructuring payments	(107,002)	(119,565)	(105,090)
Special pension plan contributions	(123,000)	—	(125,000)
Proceeds (payments) for settlement of derivative instruments	—	31,774	(20,281)

Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charges and asset impairments	148,151	182,274	48,746
Goodwill impairment	130,150	—	—
Gain on sale of leveraged lease asset, after tax	(26,689)	—	—
Depreciation and amortization	272,142	303,653	338,895
Stock-based compensation	18,692	20,111	22,523
Deferred tax provision (benefit)	34,358	(34,387)	(10,947)
Changes in operating assets and liabilities, excluding effects of acquisitions:
(Increase) decrease in accounts receivables	58,951	43,204	84,182
(Increase) decrease in finance receivables	190,153	180,352	206,823
(Increase) decrease in inventories	(12,830)	(11,913)	12,187
(Increase) decrease in prepaid, deferred expense and other assets	(12,104)	(8,658)	(15,036)
Increase (decrease) in accounts payable and accrued liabilities	(12,871)	28,766	(127,256)
Increase (decrease) in current and non-current income taxes	(257,631)	5,217	79,615
Increase (decrease) in advance billings	(12,854)	11,430	(2,744)
Increase (decrease) in other operating capital, net	(3,278)	9,150	(7,462)

Net cash provided by operating activities	920,193	952,111	824,068

Cash flows from investing activities:
Short-term and other investments	(67,786)	(122,464)	(8,362)
Proceeds from the sale a facility	683	12,595	—
Capital expenditures	(155,980)	(119,768)	(166,728)
Proceeds from sale of leveraged lease asset	101,784	—	—
Net investment in external financing	(2,677)	(4,718)	1,456
Acquisitions, net of cash acquired	—	(77,537)	—
Reserve account deposits	35,354	10,399	1,664

Net cash used in investing activities	(88,622)	(301,493)	(171,970)

Cash flows from financing activities:
Decrease in notes payable, net	(50,000)	(170,794)	(389,666)
Proceeds from long-term obligations	—	—	297,513
Principal payments on long-term obligations	—	—	(150,000)
Proceeds from issuance of common stock	12,934	11,423	11,962
Payments to redeem preferred stock issued by a subsidiary	—	—	(375,000)
Proceeds from issuance of preferred stock by a subsidiary	—	—	296,370
Stock repurchases	(99,997)	(100,000)	—
Dividends paid to stockholders	(299,579)	(301,456)	(297,555)
Dividends paid to noncontrolling interests	(18,375)	(19,141)	(19,485)

Net cash used in financing activities	(455,017)	(579,968)	(625,861)

Effect of exchange rate changes on cash and cash equivalents	(4,679)	976	9,829

Increase in cash and cash equivalents	371,875	71,626	36,066
Cash and cash equivalents at beginning of period	484,363	412,737	376,671

Cash and cash equivalents at end of period	$856,238	$484,363	$412,737

Cash interest paid	$202,159	$191,880	$195,256

Cash income taxes paid, net	$44,528	$231,550	$197,925

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock

Balance, December 31, 2008	$7	$976	$323,338	$259,306	$4,165,503	$(598,755)	$(4,453,969)
Net income					423,445
Other comprehensive income						138,963
Cash dividends:
Common					(297,483)
Preference					(72)
Issuances of common stock				(22,017)			36,419
Conversions to common stock	(3)	(108)		(2,343)			2,454
Pre-tax stock-based compensation				21,761
Tax benefit-stock compensation plans				(574)
Repurchase of common stock

Balance, December 31, 2009	4	868	323,338	256,133	4,291,393	(459,792)	(4,415,096)
Net income					292,379
Other comprehensive income						(14,014)
Cash dividends:
Common					(301,391)
Preference					(65)
Issuances of common stock				(24,039)			33,249
Conversions to common stock		(116)		(1,618)			1,734
Pre-tax stock-based compensation				20,452
Repurchase of common stock							(100,000)

Balance, December 31, 2010	4	752	323,338	250,928	4,282,316	(473,806)	(4,480,113)
Net income					617,480
Other comprehensive income						(187,839)
Cash dividends:
Common					(299,521)
Preference					(58)
Issuances of common stock				(27,283)			35,865
Conversions to common stock		(93)		(2,009)			2,102
Pre-tax stock-based compensation				18,948
Repurchase of common stock							(99,997)

Balance, December 31, 2011	$4	$659	$323,338	$240,584	$4,600,217	$(661,645)	$(4,542,143)

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business & Basis of Presentation

We are a global provider of software, hardware and services to enable both physical and digital communications and to integrate those physical and digital communications channels. We offer a full suite of equipment, supplies, software, services and solutions for managing and integrating physical and digital communication channels. We conduct our business activities in seven reporting segments within two business groups: Small & Medium Business Solutions and Enterprise Business Solutions. See Note 18 for information regarding our reportable segments.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Operating results of acquired companies are included in the consolidated financial statements from the date of acquisition. Intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and accompanying disclosures, including the disclosure of contingent assets and liabilities. These estimates and assumptions are based on management’s best knowledge of current events, historical experience, and other information available when the financial statements are prepared. These estimates include, but are not limited to, revenue recognition for multiple element arrangements, allowance for doubtful accounts and credit losses, residual values of leased assets, useful lives of long-lived assets and intangible assets, goodwill and intangible asset impairment review, allocation of purchase price to net assets acquired in business combinations, restructuring costs, pensions and other postretirement benefits and loss contingencies. Actual results could differ from those estimates and assumptions.

Cash Equivalents and Short-Term Investments

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the date of purchase. Short-term investments include highly liquid investments with a maturity of greater than three months but less than one year from the reporting date.

Accounts Receivable and Allowance for Doubtful Accounts

We estimate our accounts receivable risks and provide allowances for doubtful accounts accordingly. We believe that credit risk for accounts receivable is limited because of our large number of customers, small account balances for most of our customers and customer geographic and industry diversification. We evaluate the adequacy of the allowance for doubtful accounts based on historical loss experience, length of time receivables are past due, adverse situations that may affect a customer’s ability to pay and prevailing economic conditions, and make adjustments to the reserves as necessary. This evaluation is inherently subjective and actual results may differ significantly from estimated reserves.

Finance Receivable and Allowance for Credit Losses

Finance receivables are composed of sales-type lease receivables and unsecured revolving loan receivables. We estimate our finance receivable risks and provide allowances for credit losses accordingly. We establish credit approval limits based on the credit quality of the customer and the type of equipment financed. We believe that our concentration of credit risk is limited because of our large number of customers, small account balances for most of our customers and customer geographic and industry diversification.

Our policy is to discontinue revenue recognition for lease receivables that are more than 120 days past due and for unsecured loan receivables that are more than 90 days past due. We resume revenue recognition when customer payments reduce the account balance aging to 60 days or less past due. We evaluate the adequacy of the allowance for credit losses based on historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a customer’s ability to pay and prevailing economic conditions, and make adjustments to the reserves as necessary. This evaluation is inherently subjective and actual results may differ significantly from estimated reserves.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories, and on the first-in, first-out (FIFO) basis for most non-U.S. inventories.

Fixed Assets and Depreciation

Property, plant and equipment and rental equipment are stated at cost and depreciated principally using the straight-line method over their estimated useful lives, which are up to 50 years for buildings, three to 15 years for machinery and equipment, four to six years

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

for rental equipment and three to five years for computer equipment. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the estimated useful life or their related lease term.

Fully depreciated assets are retained in fixed assets and accumulated depreciation until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in earnings.

Software Development Costs

We capitalize certain costs of software developed for internal use. Capitalized costs include purchased materials and services, payroll and personnel-related costs and interest costs. The cost of internally developed software is amortized on a straight-line basis over its estimated useful life, principally three to 10 years.

Costs incurred for the development of software to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Capitalized software development costs include purchased materials and services, and payroll and personnel-related costs attributable to programmers, software engineers, quality control and field certifiers. Capitalized software development costs are amortized over the product’s estimated useful life, principally three to five years, generally on a straight-line basis. Amortization of capitalized software development costs were $10 million, $8 million and $10 million for the years ended December 31, 2011, 2010, and 2009, respectively. Other assets include $14 and $20 million of capitalized software development costs at December 31, 2011 and 2010, respectively. Software development costs capitalized in 2011 and 2010 were $5 million and $6 million, respectively.

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

Impairment Review for Goodwill and Intangible Assets

Goodwill is tested annually for impairment, during the fourth quarter, or sooner when circumstances indicate an impairment may exist, at the reporting unit level. A reporting unit is the operating segment, or a business, which is one level below that operating segment. Reporting units are aggregated as a single reporting unit if they have similar economic characteristics. Goodwill is tested for impairment using a two-step approach. In the first step, the fair value of each reporting unit is determined. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference. The fair value of a reporting unit is determined based on a combination of various techniques, including the present value of future cash flows, multiples of competitors and multiples from sales of like businesses.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of the asset is determined using probability weighted expected cash flow estimates, quoted market prices when available and appraisals, as appropriate.

Retirement Plans

Actual pension plan results that differ from our assumptions and estimates are accumulated and amortized over the estimated future working life of the plan participants and affect future pension expense. Net pension expense includes current service costs, interest costs and returns on plan assets. Net pension expense is also based on a market-related valuation of plan assets where differences between the actual and expected return on plan assets are amortized to pension expense over a five-year period. We recognize the overfunded or underfunded status of pension and other postretirement benefit plans in the Consolidated Balance Sheets. Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized in net periodic benefit costs are recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. We use a measurement date of December 31 for all of our retirement plans.

The Board of Directors has approved and adopted a resolution amending the U.S. pension plans to provide that benefit accruals as of December 31, 2014 will be determined and frozen and no future benefit accruals under the plans will occur after that date.

Stock-based Compensation

We measure compensation cost for stock-based awards based on the estimated fair value of the award, and recognize the cost as an expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model.

Revenue Recognition

We derive our revenue from multiple sources including sales, rentals, financing, and services. Certain of our transactions are consummated at the same time and generate revenue from multiple sources. The most common form of these transactions involves the sale or non-cancelable lease of equipment, a meter rental and an equipment maintenance agreement. In these multiple element arrangements, revenue is allocated to each of the elements based on their relative fair values. The allocation of fair values to the various elements does not change the total revenue recognized from a transaction, but impacts the timing of revenue recognition. Revenue is allocated to the meter rental and equipment maintenance agreement elements using their respective fair values, which are determined based on prices charged in standalone and renewal transactions. For a sale transaction, revenue is allocated to the equipment based on a range of selling prices in standalone transactions. For a lease transaction, revenue is allocated to the equipment based on the present value of the remaining minimum lease payments. We then compare the allocated equipment fair value to the range of selling prices in standalone transactions during the period to ensure the allocated equipment fair value approximates average selling prices. More specifically, revenue related to our offerings is recognized as follows:

Sales Revenue

Sales of Equipment

We sell equipment to our customers, as well as to distributors (re-sellers) throughout the world. We recognize revenue from these sales when the risks and rewards of ownership transfer to the customer, which is generally upon shipment. We recognize revenue from the sale of equipment under sales-type leases as equipment revenue at the inception of the lease. We do not typically offer any rights of return or stock balancing rights. Sales revenue from customized equipment, mail creation equipment and shipping products is generally recognized when installed.

Sales of Supplies
Revenue related to supplies is recognized at the point of title transfer, which is generally upon shipment.

Standalone Software Sales and Integration Services

We recognize revenue from standalone software licenses upon delivery of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. For software licenses that are included in a lease contract, we recognize revenue upon shipment of the software unless the lease contract specifies that the license expires at the end of the lease or the price of the software is deemed not fixed or determinable based on historical evidence of similar software leases. In these instances, revenue is recognized on a straight-line basis over the term of the lease contract. We recognize revenue from software requiring integration services at the point of customer acceptance. We recognize revenue related to off-the-shelf perpetual software licenses upon transfer of title, which is generally upon shipment.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Rentals Revenue

We rent equipment, primarily postage meters and mailing equipment, under short-term rental agreements, generally for periods of three months to five years. Rental revenue includes revenue from the subscription for digital meter services. We invoice in advance for postage meter rentals, at various lengths. We initially defer these advanced billings and recognize rental revenue on a straight-line basis over the invoice period. We defer certain initial direct costs, primarily personnel-related costs, incurred in consummating a transaction and recognize these costs over the term of the agreement. Initial direct costs expensed in 2011, 2010 and 2009 were $19 million, $27 million and $25 million, respectively. Initial direct costs, included in rental property and equipment, net on our Consolidated Balance Sheets, were $31 million and $37 million at December 31, 2011 and 2010, respectively.

Financing Revenue

We provide lease financing for our products primarily through sales-type leases. We also provide revolving lines of credit to our customers for the purchase of postage and related supplies. The vast majority of our leases qualify as sales-type leases using the present value of minimum lease payments classification criteria. We believe that our sales-type lease portfolio contains only normal collection risk. Accordingly, we record the fair value of equipment as sales revenue, the cost of equipment as cost of sales and the minimum lease payments plus the estimated residual value as finance receivables. The difference between the finance receivable and the equipment fair value is recorded as unearned income and is amortized as income over the lease term using the interest method. Revenues generated from financing customers for the continued use of equipment subsequent to the expiration of the original lease term are classified within financing revenue.

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

Support Services Revenue

We provide support services for our equipment primarily through maintenance contracts. Revenue related to these agreements is recognized on a straight-line basis over the term of the agreement, which typically is one to five years.

Business Services Revenue

Business services revenue includes revenue from management services, mail services, and marketing services. Management services, which includes outsourcing of mailrooms, copy centers, or other document management functions, are typically one to five year contracts that contain a monthly service fee and in many cases a “click” charge based on the number of copies made, machines in use, etc. Revenue is recognized over the term of the agreement, based on monthly service charges, with the exception of the “click” charges, which are recognized as earned. Mail services include the preparation, sortation and aggregation of mail to earn postal discounts and expedite delivery and revenue is recognized as the services are provided. Marketing services include direct mail marketing services and revenue is recognized over the term of the agreement as the services are provided.

Shipping and Handling
Shipping and handling costs are recorded in cost of revenues.

Product Warranties

We provide product warranties in conjunction with the sale of certain products, generally for a period of 90 days from the date of installation. We estimate our liability for product warranties based on historical claims experience and other currently available evidence. Our product warranty liability at December 31, 2011 and 2010 was not material.

Deferred Marketing Costs

We capitalize certain direct mail, telemarketing, Internet, and retail marketing costs, associated with the acquisition of new customers and recognize these costs over the expected revenue stream ranging from five to nine years. Deferred marketing costs expensed in 2011, 2010 and 2009 were $34 million, $39 million and $44 million, respectively. Deferred marketing costs, included in other assets on the Consolidated Balance Sheets, were $84 million and $106 million at December 31, 2011 and 2010, respectively. We review individual marketing programs for impairment on a periodic basis or as circumstances warrant.

Restructuring Charges

Costs associated with exit or disposal activities and restructurings are recognized when the liability is incurred. The cost and related liability for one-time benefit arrangements is recognized when the costs are probable and reasonably estimable.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Earnings per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share also includes the dilutive effect of outstanding stock options, restricted stock, preference stock, preferred stock and stock purchase plans.

Translation of Non-U.S. Currency Amounts

Assets and liabilities of subsidiaries operating outside the U.S. are translated at rates in effect at the end of the period and revenue and expenses are translated at average monthly rates during the period. Net deferred translation gains and losses are included as a component of accumulated other comprehensive income.

Derivative Instruments

In the normal course of business, we are exposed to the impact of changes in interest rates and foreign currency exchange rates. We limit these risks by following established risk management policies and procedures, including the use of derivatives. We do not use derivatives for trading or speculative purposes.

We use derivative instruments to manage the related cost of debt and to limit the effects of foreign exchange rate fluctuations on financial results. Derivative instruments typically consist of interest-rate swaps, forward contracts and currency swaps depending upon the underlying exposure. We record our derivative instruments at fair value, and the accounting for changes in the fair value of the derivatives depends on the intended use of the derivative, the resulting designation, and the effectiveness of the instrument in offsetting the risk exposure it is designed to hedge.

To qualify as a hedge, a derivative must be highly effective in offsetting the risk designated for hedging purposes. The hedge relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge. The effectiveness of the hedge relationship is evaluated on a retrospective and prospective basis.

The use of derivative instruments exposes us to counterparty credit risk. To mitigate such risks, we enter into contracts with only those financial institutions that meet stringent credit requirements. We regularly review our credit exposure balances as well as the creditworthiness of our counterparties.

New Accounting Pronouncements

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

In 2011, new guidance was introduced that would eliminate the current option to report other comprehensive income and its components in the statement of stockholders’ equity, and require an entity to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. This guidance is effective in the first quarter of 2012, with early adoption permitted. We have elected to early adopt this guidance effective December 31, 2011 and have presented the components of other comprehensive income in two separate, but consecutive, statements. The adoption of this guidance only changed the way we present other comprehensive income and its components, and did not impact our financial position, results of operations or cash flows.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

2. Discontinued Operations

During 2011, we entered into a series of settlements with the IRS in connection with their examinations of our tax years 2001-2008. We agreed upon both the tax treatment of a number of disputed issues, including issues related to our Capital Services business that was sold in 2006, and revised tax calculations. As a result of these settlements, an aggregate $264 million benefit was recognized in discontinued operations.

The net loss in 2010 and 2009 includes the accrual of interest on uncertain tax positions and additional tax associated with the discontinued operations. The net loss in 2009 also includes after-tax income of $6 million for a bankruptcy settlement and $7 million related to the expiration of an indemnity agreement associated with the sale of a former subsidiary.

3. Acquisitions

There were no acquisitions during 2011 or 2009.

In July 2010, we acquired Portrait Software plc (Portrait) for $65 million in cash, net of cash acquired. Portrait provides software to enhance existing customer relationship management systems, enabling clients to achieve improved customer retention and profitability. The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed is shown below. The primary items that generated goodwill are the anticipated synergies from the compatibility of the acquired technology with our existing product and service offerings, and employees of Portrait, neither of which qualify as an amortizable intangible asset. None of the goodwill will be deductible for tax purposes.

Purchase price allocation:
Current assets	$7,919
Other non-current assets	6,940
Intangible assets	31,332
Goodwill	42,766
Current liabilities	(13,014)
Non-current liabilities	(10,793)

Purchase price, net of cash acquired	$65,150

During 2010, we also completed smaller acquisitions for aggregate cash payments of $12 million. These acquisitions did not have a material impact on our financial results.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

4. Inventories

Inventories at December 31, 2011 and 2010 consisted of the following:

	December 31,

	2011	2010

Raw materials and work in process	$63,216	$60,465
Supplies and service parts	68,600	65,878
Finished products	71,958	68,941

Inventory at FIFO cost	203,774	195,284
Excess of FIFO cost over LIFO cost	(25,175)	(26,317)

Total inventory, net	$178,599	$168,967

5. Fixed Assets

Fixed assets at December 31, 2011 and 2010 consist of property, plant and equipment and rental equipment, primarily postage meters, as follows:

	December 31,

	2011	2010

Land	$23,852	$26,710
Buildings	335,625	361,463
Machinery and equipment	1,278,332	1,352,295

	1,637,809	1,740,468
Accumulated depreciation	(1,233,663)	(1,313,967)

Property, plant and equipment, net	$404,146	$426,501

Rental property and equipment	$649,343	$710,374
Accumulated depreciation	(390,632)	(410,204)

Rental property and equipment, net	$258,711	$300,170

Depreciation expense was $214 million, $243 million and $270 million for the years ended December 31, 2011, 2010, and 2009, respectively. In 2011 and 2010, we recorded asset impairment charges of $13 million and $10 million, respectively, associated with a restructuring program and included these charges in restructuring charges and asset impairments in the Consolidated Statements of Income. See Note 14 for further details.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

6. Intangible Assets and Goodwill

Intangible assets

Intangible assets at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011			December 31, 2010

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$409,489	$(237,536)	$171,953	$453,523	$(229,143)	$224,380
Supplier relationships	29,000	(19,213)	9,787	29,000	(16,192)	12,808
Mailing software and technology	170,286	(143,456)	26,830	172,188	(118,390)	53,798
Trademarks and trade names	33,908	(30,076)	3,832	36,322	(30,224)	6,098
Non-compete agreements	7,564	(7,363)	201	7,845	(7,486)	359

	$650,247	$(437,644)	$212,603	$698,878	$(401,435)	$297,443

In 2011, intangible asset impairment charges of $12 million associated with our International Mailing Services operations (IMS) within our Mail Services segment and $5 million associated with the international operations of our Management Services segment (PBMSi) were recorded. Theses charges were recorded to restructuring charges and asset impairments in the Consolidated Statements of Income. See Goodwill section below and Note 14 for further details.

Amortization expense for intangible assets was $58 million, $61 million and $69 million for the years ended December 31, 2011, 2010 and 2009, respectively. The future amortization expense related to intangible assets as of December 31, 2011 is as follows:

Year ended December 31,	Amount

2012	$45,213
2013	41,530
2014	37,111
2015	32,974
2016	18,824
Thereafter	36,951

$212,603

Actual amortization expense may differ from the amounts above due to, among other things, future acquisitions, impairments, accelerated amortization or fluctuations in foreign currency exchange rates.

Goodwill

In 2011, goodwill impairment charges of $130 million were recorded. Due to continuing underperformance of our international mailing services (IMS) operations and based on information developed during the early stages of our annual budgeting and long-term planning process started in the third quarter, a goodwill impairment charge of $46 million was recorded. In addition, based on the results of our annual goodwill impairment review, management determined that goodwill for PBMSi was impaired and an impairment charge of $84 million was recorded. See Note 1 for a description of our goodwill impairment policy.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The changes in the carrying amount of goodwill, by reporting segment, for the years ended December 31, 2011 and 2010 are as follows:

	Balance at December 31, 2010 (1)	Impairment	Other (2)	Balance at December 31, 2011

North America Mailing	$357,918	$—	$(5,021)	$352,897
International Mailing	181,530	—	(5,245)	176,285

Small & Medium Business Solutions	539,448	—	(10,266)	529,182

Production Mail	141,476	—	(1,105)	140,371
Software	678,101	—	(10,977)	667,124
Management Services	494,433	(84,500)	(7,210)	402,723
Mail Services	259,102	(45,650)	3	213,455
Marketing Services	194,233	—	—	194,233

Enterprise Business Solutions	1,767,345	(130,150)	(19,289)	1,617,906

Total	$2,306,793	$(130,150)	$(29,555)	$2,147,088

	Balance at December 31, 2009 (1)	Acquired during the period	Other (2)	Balance at December 31, 2010

North America Mailing	$366,683	$—	$(8,765)	$357,918
International Mailing	188,180	—	(6,650)	181,530

Small & Medium Business Solutions	554,863	—	(15,415)	539,448

Production Mail	143,619	—	(2,143)	141,476
Software	633,938	47,354	(3,191)	678,101
Management Services	500,055	—	(5,622)	494,433
Mail Services	259,632	—	(530)	259,102
Marketing Services	194,797	—	(564)	194,233

Enterprise Business Solutions	1,732,041	47,354	(12,050)	1,767,345

Total	$2,286,904	$47,354	$(27,465)	$2,306,793

(1)	Prior year amounts have been reclassified to conform to the current year presentation.
(2)	Other includes foreign currency translation and purchase price allocation adjustments.

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are composed of the following:

	December 31,

	2011	2010

Accounts payable - trade	$334,036	$333,220
Reserve account deposits	602,974	567,620
Accrued salaries, wages and commissions	239,282	246,237
Accrued restructuring charges	119,111	113,200
Miscellaneous accounts payable and accrued liabilities	545,062	568,478

Accounts payable and accrued liabilities	$1,840,465	$1,828,755

Reserve account deposits represent customers’ prepayment of postage held by our subsidiary, The Pitney Bowes Bank. See Note 17 for further details.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

8. Debt
		December 31,

		2011	2010

Notes payable		—	50,000
Term loan due 2012		150,000	150,000
4.625%	notes due 2012 (1)	400,000	400,000
3.875%	notes due 2013	375,000	375,000
4.875%	notes due 2014 (2)	450,000	450,000
5.000%	notes due 2015	400,000	400,000
4.750%	notes due 2016	500,000	500,000
5.750%	notes due 2017	500,000	500,000
4.750%	notes due 2018 (3)	350,000	350,000
5.600%	notes due 2018 (4)	250,000	250,000
6.250%	notes due 2019 (5)	300,000	300,000
5.250%	notes due 2037 (6)	500,000	500,000
Other (7)		58,909	64,248

Total debt		4,233,909	4,289,248
Notes payable and current portion long-term debt		550,000	50,000

Long-term debt		$3,683,909	$4,239,248

Notes payable consists of commercial paper borrowings. There were no commercial paper borrowings outstanding at December 31, 2011. At December 31, 2010, $50 million of commercial paper borrowings were outstanding at an effective interest rate of 0.32%. Interest under the Term Loan is based on three-month LIBOR plus 42 basis points. Interest is payable and the interest rate resets every three months.

(1) In 2009, we entered into interest rate swap agreements with an aggregate notional value of $400 million that effectively convert the fixed rate interest payments on this debt issue into variable interest rates. We pay a weighted-average variable rate based on one-month LIBOR plus 249 basis points and receive a fixed rate of 4.625%. The weighted-average rate paid during 2011 and 2010 was 2.8%.

(2) In 2011, we entered into interest rate swap agreements with an aggregate notional value of $450 million that effectively convert the fixed rate interest payments on this debt issue into variable interest rates. We pay a weighted-average variable rate based on three-month LIBOR plus 305 basis points and receive a fixed rate of 4.875%. The weighted-average rate paid during 2011 was 3.5%.

(3) In 2008, we received $44 million, excluding accrued interest when we unwound an interest rate swap that effectively converted the fixed rate interest payments on this debt issue into variable interest rates. This amount is being amortized as a reduction of interest expense over the remaining term of the notes reducing the effective interest rate to 3.2%.

(4) In 2010, we received $32 million, excluding accrued interest when we unwound two interest rate swaps that effectively converted the fixed rate interest payments on this debt issue into variable interest rates. This amount is being amortized as a reduction of interest expense over the remaining term of the notes, reducing the effective interest rate to 3.7%.

(5) In 2009, we issued $300 million, 6.25% 10-year fixed rate notes and simultaneously unwound four forward swap agreements used to hedge the interest rate risk associated with the forecasted issuance of this fixed rate debt. In connection with the unwinding of these swaps, we paid $20 million, which is being amortized as additional interest expense over the term of the notes, increasing the effective interest rate to 6.9%.

(6) This note contains an option that gives bondholders the right to redeem at par, in whole or in part, on January 15, 2017, outstanding principal plus accrued interest.

(7) Other consists of the unamortized net proceeds received from unwinding of interest rate swaps, the mark-to-market adjustment of interest rate swaps and debt discounts and premiums.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

We have a committed line of credit of $1.25 billion to support commercial paper issuances. As of December 31, 2011, we had not drawn upon the line of credit. Fees paid to maintain the line of credit were $1 million, $2 million and $1 million in 2011, 2010 and 2009, respectively.

Annual maturities of outstanding long-term debt at December 31, 2011 are as follows: 2012 – $550 million; 2013 – $375 million; 2014 – $450 million; 2015 – $400 million; 2016 – $500 million; and $1,900 million thereafter.

9. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Years ended December 31,

	2011	2010	2009

U.S. Federal:
Current	$(87,713)	$170,175	$188,272
Deferred	135,305	(24,632)	18,979

	47,592	145,543	207,251

U.S. State and Local:
Current	31,726	26,523	30,981
Deferred	(15,546)	(17,518)	(13,067)

	16,180	9,005	17,914

International:
Current	66,214	43,459	31,848
Deferred	(85,401)	7,763	(16,859)

	(19,187)	51,222	14,989

Total Current	10,227	240,157	251,101
Total Deferred	34,358	(34,387)	(10,947)

Total provision for income taxes	$44,585	$205,770	$240,154

The components of income from continuing operations are as follows:
	Years ended December 31,

	2011	2010	2009

U.S.	$408,934	$390,911	$552,636
International	5,347	143,666	140,540

Total	$414,281	$534,577	$693,176

The effective tax rate for continuing operations for 2011, 2010 and 2009 was 10.8%, 38.5% and 34.6%, respectively. The effective tax rate for 2011 includes $90 million of tax benefits from the IRS tax settlements (see Other Matters below), a $34 million tax benefit from the sale of non-U.S. leveraged lease assets and a $4 million charge from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees. In addition, the effective tax rate for 2011 was increased due to a reduced tax benefit associated with the goodwill impairment charges.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The effective rate for 2009 included a charge of $13 million for the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock, offset by $13 million of tax benefits from retirement of intercompany obligations and the repricing of leveraged lease transactions.

The items accounting for the difference between income taxes computed at the federal statutory rate and our provision for income taxes consist of the following:

	2011	2010	2009

Federal statutory provision	$144,998	$187,103	$242,612
State and local income taxes	10,135	5,853	11,109
Impact of foreign operations	(41,669)	13,938	(18,037)
Tax exempt income/reimbursement	(2,674)	(2,352)	(2,748)
Federal income tax credits/incentives	(10,741)	(7,580)	(4,792)
Unrealized stock compensation benefits	3,538	15,149	12,852
U.S. health care reform tax change	—	9,070	—
Outside basis differences	—	(15,798)	—
Goodwill impairment	31,095	—	—
Settlements with the IRS	(90,227)	—	—
Other, net	130	387	(842)

Provision for income taxes	$44,585	$205,770	$240,154

The components of our deferred tax liabilities and assets are as follows:

	December 31,

	2011	2010

Deferred tax liabilities:
Depreciation	$69,092	$49,351
Deferred profit (for tax purposes) on sale to finance subsidiary	157,397	229,364
Lease revenue and related depreciation	422,541	480,611
Amortizable intangibles	99,980	117,207
Other	49,044	43,813

Deferred tax liabilities	798,054	920,346

Deferred tax assets:
Nonpension postretirement benefits	198,379	104,847
Pension	40,956	127,042
Inventory and equipment capitalization	24,806	28,546
Restructuring charges	8,185	22,348
Long-term incentives	37,019	39,781
Net operating loss and tax credit carry forwards	180,281	153,754
Tax uncertainties gross-up	46,773	144,672
Other	99,996	116,834
Valuation allowance	(111,438)	(104,441)

Deferred tax assets	524,957	633,383

Net deferred tax liabilities	273,097	286,963
Less: amounts included in other balance sheet accounts	97,153	25,845

Deferred taxes on income	$175,944	$261,118

As of December 31, 2011 and 2010, approximately $286 million and $266 million, respectively, of foreign net operating loss carry forwards were available to us. Most of these losses can be carried forward indefinitely.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

It has not been necessary to provide for income taxes on $940 million of cumulative undistributed earnings of subsidiaries outside the United States. These earnings will be either indefinitely reinvested or remitted substantially free of additional tax. Determination of the liability that would be incurred if all of these earnings were remitted to the U.S. is not practicable. However, we estimate that withholding taxes on such remittances would approximate $17 million.

Uncertain Tax Positions

A reconciliation of the amount of unrecognized tax benefits at December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009

Balance at beginning of year	$531,790	$515,565	$434,164
Increases from prior period positions	67,065	17,775	65,540
Decreases from prior period positions	(140,107)	(27,669)	(7,741)
Increases from current period positions	28,686	43,804	42,696
Decreases from current period positions	—	(8,689)	—
Decreases relating to settlements with tax authorities	(18,204)	(1,434)	(3,173)
Reductions from lapse of applicable statute of limitations	(270,595)	(7,562)	(15,921)

Balance at end of year	$198,635	$531,790	$515,565

The amount of the unrecognized tax benefits at December 31, 2011, 2010 and 2009 that would affect the effective tax rate if recognized was $160 million, $249 million and $225 million, respectively.

Tax authorities continually examine our tax filings. On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to one-third of our unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes or discontinued operations, as appropriate. During the years ended December 31, 2011, 2010 and 2009, we recorded $(83) million, $15 million and $32 million, respectively, in interest and penalties primarily in discontinued operations. We had $67 million and $202 million accrued for the payment of interest and penalties at December 31, 2011 and 2010, respectively.

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

As is the case with other large corporations, we are continually under examination by tax authorities in the United States, other countries and local jurisdictions in which we have operations. Except for a dispute arising out of a partnership investment, the IRS examination of tax years 2001-2004 is closed to audit and the examination of years 2005-2008 is estimated to be closed to audit within the next 12 months. During the year, in connection with the examinations of our 2001-2008 tax years, we entered into a series of settlements with the IRS under which we agreed upon both the tax treatment of a number of disputed issues, including issues related to our Capital Services business that was sold in 2006, and revised tax calculations. Based on these developments, we recognized $90 million of tax benefits through continuing operations and $264 million through discontinued operations. Our additional liability for tax and interest arising from the 2001-2008 IRS examinations was approximately $400 million, which was previously paid through the purchase of tax bonds.

We have other domestic and international tax filings currently under examination or subject to examination. We believe we have established tax reserves that are appropriate given the possibility of tax adjustments. However, depending upon the size of the reserve as compared to the ultimate determination of such matters, the resolution could have a material impact, positive or negative, on our results of operations, financial position and cash flows.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

10. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)

In 2009, Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary, issued 300,000 shares, or $300 million, of perpetual voting preferred stock (the Preferred Stock) to certain outside institutional investors. The holders of the Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the Company. The Preferred Stock is entitled to cumulative dividends at a rate of 6.125% for a period of seven years after which it becomes callable and, if it remains outstanding, will yield a dividend that increases by 50% every six months thereafter.

Also in 2009, PBIH redeemed all of the then outstanding 3,750,000 shares of variable term voting preferred stock owned by certain outside institutional investors for $375 million. These preferred shares were entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, was owned directly or indirectly by the Company.

Preferred Stock dividends were $18 million, $18 million and $21 million for the years ended December 31, 2011, 2010 and 2009, respectively. The dividend amount for 2009 includes an expense of $3 million associated with the redemption of the $375 million variable term voting preferred stock. No dividends were in arrears at December 31, 2011 or December 31, 2010.

The carrying value of the Preferred Stock is reported as Noncontrolling interests (Preferred stockholders’ equity in subsidiaries) on the Consolidated Balance Sheets. There was no change in the carrying value of noncontrolling interests during the years ended December 31, 2011 and 2010.

11. Stockholders’ Deficit

At December 31, 2011, 480,000,000 shares of common stock, 600,000 shares of cumulative preferred stock, and 5,000,000 shares of preference stock were authorized. The following table summarizes the preferred, preference and common stock, net of treasury shares, outstanding.

			Common Stock

	Preferred Stock	Preference Stock	Issued	Treasury	Outstanding

Balance, December 31, 2008	135	36,056	323,337,912	(117,156,719)	206,181,193
Repurchase of common stock	—	—	—	—
Issuances of common stock	—	—	—	949,689
Conversions to common stock	(50)	(3,977)	—	66,946

Balance, December 31, 2009	85	32,079	323,337,912	(116,140,084)	207,197,828

Repurchase of common stock	—	—	—	(4,687,304)
Issuances of common stock	—	—	—	876,794
Conversions to common stock	—	(4,296)	—	43,684

Balance, December 31, 2010	85	27,783	323,337,912	(119,906,910)	203,431,002

Repurchase of common stock	—	—	—	(4,692,200)
Issuances of common stock	—	—	—	963,448
Conversions to common stock	—	(3,447)	—	48,820

Balance, December 31, 2011	85	24,336	323,337,912	(123,586,842)	199,751,070

The preferred stock (4% preferred stock) is entitled to cumulative dividends at a rate of $2 per year and can be converted into 24.24 shares of common stock, subject to adjustment in certain events. The 4% preferred stock is redeemable at our option at a price of $50 per share, plus dividends accrued through the redemption date. At December 31, 2011, there were 2,060 shares of common stock reserved for issuance upon conversion of the 4% preferred stock.

The preference stock ($2.12 preference stock) is entitled to cumulative dividends at a rate of $2.12 per year and can be converted into 16.53 shares of common stock, subject to adjustment in certain events. The $2.12 preference stock is redeemable at our option at a price of $28 per share. At December 31, 2011, there were 402,274 shares of common stock reserved for issuance upon conversion of the $2.12 preference stock.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The Board of Directors determines the dividend rate, terms of redemption, terms of conversion (if any) and other pertinent features of future issuances of preferred and preference stock. Cash dividends paid on common stock were $1.48 per share, $1.46 per share and $1.44 per share for 2011, 2010, and 2009, respectively. At December 31, 2011, 38,565,913 shares of common stock were reserved for issuance under our dividend reinvestment and other corporate plans.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follow:

	2011	2010	2009

Foreign currency translation adjustments	$83,952	$137,521	$153,206
Net unrealized loss on derivatives	(8,438)	(10,445)	(11,738)
Net unrealized gain on investment securities	4,387	1,439	649
Net unamortized loss on pension and postretirement plans	(741,546)	(602,321)	(601,909)

Accumulated other comprehensive loss	$(661,645)	$(473,806)	$(459,792)

12. Stock Plans

Stock-based compensation expense was as follows:

	Years ended December 31,

	2011	2010	2009

Stock options	$4,663	$5,371	$6,649
Restricted stock units	14,285	15,081	14,888
Employee stock purchase plans	—	—	224

Pre-tax stock-based compensation	$18,948	$20,452	$21,761

The following table shows stock-based compensation expense as included in the Consolidated Statements of Income:

	Years ended December 31,

	2011	2010	2009

Cost of equipment sales	$1,292	$1,397	$1,486
Cost of support services	557	602	640
Cost of business services	770	831	884
Selling, general and administrative	15,689	16,936	18,020
Research and development	640	686	731

Pre-tax stock-based compensation	18,948	20,452	21,761
Income tax	(6,170)	(7,265)	(7,458)

Stock-based compensation expense, net	$12,778	$13,187	$14,303

Basic earnings per share impact	$0.06	$0.06	$0.07

Diluted earnings per share impact	$0.06	$0.06	$0.07

At December 31, 2011, $19 million of unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted-average period of 0.7 years.

Stock Plans

Long-term incentive awards are provided to employees under the terms of our plans. The Executive Compensation Committee of the Board of Directors administers these plans. Awards granted under these plans may include stock options, restricted stock units, other stock-based awards, cash or any combination thereof. We settle employee stock compensation awards with treasury shares. Our

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

stock-based compensation awards require a minimum requisite service period of one year for retirement eligible employees to vest. At December 31, 2011, there were 16,903,013 shares available for future grants under our stock plans.

Stock Options

Under our stock option plan, certain officers and employees are granted options at prices equal to the market value of our common shares at the date of grant. Options granted in 2008 generally become exercisable in four equal installments during the first four years following their grant and expire ten years from the date of grant. Options granted on or after 2009 generally become exercisable in three equal installments during the first three years following their grant and expire ten years from the date of grant.

The following tables summarize information about stock option activity during 2011:

	Shares	Per share weighted- average exercise price

Options outstanding at December 31, 2010	14,506,522	$37.38
Granted	1,312,910	$26.07
Exercised	(55,484)	$25.15
Cancelled	(1,266,537)	$37.61
Forfeited	(25,947)	$27.27

Options outstanding at December 31, 2011	14,471,464	$36.42

Options exercisable at December 31, 2011	11,478,630	$39.13

The options exercisable at December 31, 2011 had no intrinsic value. The intrinsic value of options exercised in 2011 was less than $1 million. No options were exercised during 2010 and 2009.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable

Range of per share exercise prices	Number	Per share weighted- average exercise price	Weighted- average remaining contractual life	Number	Per share weighted- average exercise price	Weighted- average remaining contractual life

$22.09 - $30.99	3,986,021	$24.23	8.0 years	1,370,704	$23.78	7.4 years
$31.00 - $36.99	3,207,738	$34.71	3.6 years	2,830,221	$34.42	3.3 years
$37.00 - $42.99	3,842,311	$41.12	2.4 years	3,842,311	$41.12	2.4 years
$43.00 - $48.03	3,435,394	$46.90	4.7 years	3,435,394	$46.90	3.7 years

	14,471,464	$36.42	4.5 years	11,478,630	$39.13	3.6 years

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The fair value of stock options granted and related assumptions are as follows:

	Years ended December 31,

	2011	2010	2009

Expected dividend yield	6.1%	6.1%	4.5%
Expected stock price volatility	26.1%	25.6%	21.4%
Risk-free interest rate	3.3%	3.2%	2.4%
Expected life – years	7.4	7.3	7.5
Weighted-average fair value per option granted	$3.45	$2.82	$3.04

Restricted Stock Units

Restricted stock units are granted to employees and entitle the holder to shares of common stock as the units vest, typically over a four year service period. The fair value of the units is determined on the grant date based on our stock price at that date less the present value of expected dividends. The following table summarizes information about restricted stock units during 2011:

	Units / Shares	Weighted-average grant date fair value

Restricted stock units outstanding at December 31, 2010	1,637,242	$25.55
Granted	662,049	$22.44
Vested	(543,688)	$26.89
Forfeited	(126,548)	$23.12

Restricted stock units outstanding at December 31, 2011	1,629,055	$22.33

The intrinsic value of restricted stock units outstanding at December 31, 2011 was $30 million. The intrinsic value of restricted stock units vested during 2011, 2010 and 2009 was $13 million, $9 million and $5 million, respectively.

Employee Stock Purchase Plans (ESPP)

Substantially all U.S. and Canadian employees can purchase shares of our common stock at an offering price of 95% of the average price of our common stock on the New York Stock Exchange on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. We may grant rights to purchase up to 5,108,794 common shares under the ESPP. We granted rights to purchase 258,667 shares, 318,556 shares and 540,660 shares in 2011, 2010 and 2009, respectively.

Directors’ Stock Plan

Under this plan, each non-employee director is granted 2,200 shares of restricted common stock annually. The shares carry full voting and dividend rights but, except as provided herein, may not be transferred or alienated until the later of (1) termination of service as a director, or, if earlier, the date of a change of control, or (2) the expiration of the six-month period following the grant of such shares. If a director terminates service as a director prior to the expiration of the six-month period following a grant of restricted stock, that award will be forfeited. The Directors’ Stock Plan permits certain limited dispositions of restricted common stock to family members, family trusts or partnerships, as well as donations to charity after the expiration of the six-month holding period, provided the director retains a minimum of 7,500 shares of restricted common stock. We granted 22,000 shares to non-employee directors in 2011, and 26,400 shares in 2010 and 2009. Compensation expense, net of taxes, was less than $1 million in each of the years ended December 31, 2011, 2010 and 2009.

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

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2011 and December 31, 2010, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect placement within the fair value hierarchy.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	December 31, 2011

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds/commercial paper	$239,157	$300,702	$—	$539,859
Equity securities	—	22,097	—	22,097
Commingled fixed income securities	—	27,747	—	27,747
Debt securities - U.S. and foreign governments, agencies, and municipalities	93,175	19,042	—	112,217
Debt securities - corporate notes and bonds	—	31,467	—	31,467
Mortgage-backed/asset-backed securities	—	134,262	—	134,262
Derivatives
Interest rate swaps	—	15,465	—	15,465
Foreign exchange contracts	—	4,230	—	4,230

Total assets	$332,332	$555,012	$—	$887,344

Liabilities:
Derivatives
Foreign exchange contracts	$—	$(1,439)	$—	$(1,439)

Total liabilities	$—	$(1,439)	$—	$(1,439)

	December 31, 2010

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds/commercial paper	$256,074	$1,531	$—	$257,605
Equity securities	—	23,410	—	23,410
Commingled fixed income securities	—	27,158	—	27,158
Debt securities - U.S. and foreign governments, agencies, and municipalities	74,425	20,971	—	95,396
Debt securities - corporate notes and bonds	—	16,343	—	16,343
Mortgage-backed/asset-backed securities	—	94,994	—	94,994
Derivatives
Interest rate swaps	—	10,280	—	10,280
Foreign exchange contracts	—	2,887	—	2,887

Total assets	$330,499	$197,574	$—	$528,073

Liabilities:
Derivatives
Foreign exchange contracts	$—	$(6,907)	$—	$(6,907)

Total liabilities	$—	$(6,907)	$—	$(6,907)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Investment Securities

For our investments, we use the market approach for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace. The following information relates to our classification into the fair value hierarchy:

•

Money Market Funds / Commercial Paper: Money market funds typically invest in government securities, certificates of deposit, commercial paper and other highly liquid, low-risk securities. Money market funds are principally used for overnight deposits and are classified as Level 1 when unadjusted quoted prices in active markets are available and as Level 2 when they are not actively traded on an exchange. Direct investments in commercial paper are not listed on an exchange in an active market and are classified as Level 2.

•

Equity Securities: Equity securities are comprised of mutual funds investing in U.S. and foreign common stock. These mutual funds are not listed on an exchange in an active market and are classified as Level 2.

•

Commingled Fixed Income Securities: Mutual funds that invest in a variety of fixed income securities including securities of the U.S. government and its agencies, corporate debt, mortgage-backed securities and asset-backed securities. Value of the funds is based on the net asset value (NAV) per unit as reported by the fund manager. NAV is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding. These commingled funds are not listed on an exchange in an active market and are classified as Level 2.

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

•

Debt Securities – Corporate: Corporate debt securities are valued using recently executed transactions, market price quotations where observable, or bond spreads of securities with identical maturities. These securities are classified as Level 2.

•

Mortgage-Backed Securities (MBS) / Asset-Backed Securities (ABS): These securities are valued based on external pricing indices. When external index pricing is not observable, MBS and ABS are valued based on external price/spread data. These securities are classified as Level 2.

Investment securities include investments by The Pitney Bowes Bank (PBB). PBB is a wholly owned subsidiary and a Utah-chartered Industrial Loan Company (ILC). The bank’s investments at December 31, 2011 were $282 million and were reported in the Consolidated Balance Sheets as cash and cash equivalents of $28 million, short-term investments of $11 million and other assets of $243 million. The bank’s investments at December 31, 2010 were $246 million and were reported as cash and cash equivalents of $61 million, short-term investments of $27 million and other assets of $158 million.

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

The following is a summary of our derivative fair values at December 31, 2011 and 2010:

		Fair Value at December 31,

Designation of Derivatives	Balance Sheet Location	2011	2010

Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$780	$160
	Other assets:
	Interest rate swaps	15,465	10,280
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	79	716

Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	3,450	2,727
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	1,360	6,191

	Total Derivative Assets	$19,695	$13,167
	Total Derivative Liabilities	1,439	6,907

	Total Net Derivative Assets	$18,256	$6,260

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the interest rate swaps and the underlying debt are recognized in earnings as interest expense. At December 31, 2011, we have outstanding interest rate swaps with an aggregate notional value of $850 million that effectively convert fixed rate interest payments on the $400 million 4.625% notes due in 2012 and the $450 million 4.875% notes due in 2014 into variable rates. See Note 8 for further details. The aggregate fair value of these interest rate swaps at December 31, 2011 and 2010 was an asset of $15 million and $10 million, respectively.

The following represents the results of our interest rate swaps for the years ended December 31, 2011 and 2010:

		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings

Derivative Instrument	Location of Gain (Loss)	2011	2010	2011	2010

Interest rate swaps	Interest expense	$11,583	$13,261	$(33,125)	$(26,667)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts arising from the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in accumulated other comprehensive income (AOCI) in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At December 31, 2011 and 2010, we had outstanding contracts with a notional amount of $19 million and $25 million, respectively. These contracts had a net asset value of $1 million at December 31, 2011 and a net liability value of $1 million at December 31, 2010.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

As of December 31, 2011, all of the derivative loss recognized in AOCI will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

The following represents the results of cash flow hedging relationships for the years ended December 31, 2011 and 2010:

	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)			Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
			Location of Gain (Loss) (Effective Portion)
Derivative Instrument	2011	2010		2011	2010

Foreign exchange contracts	$2,141	$(470)	Revenue	$(166)	$1,024
			Cost of sales	(719)	(452)

				$(885)	$572

We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market on the derivatives are both recorded to earnings. At December 31, 2011, outstanding foreign exchange contracts to buy or sell various currencies had a net asset value of $2 million. The contracts mature by March 30, 2012. At December 31, 2010, outstanding foreign exchange contracts to buy or sell various currencies had a net liability value of $3 million.

The following represents the results of our non-designated derivative instruments for the years ended December 31, 2011 and 2010:

		Derivative Gain (Loss) Recognized in Earnings

Derivative Instrument	Location of Derivative Gain (Loss)	2011	2010

Foreign exchange contracts	Selling, general and administrative expense	$(17,214)	$(22,158)

Credit-Risk-Related Contingent Features
We are not required to post collateral with respect to our derivative instruments; however, certain derivative instruments contain provisions that would require us to post collateral if our long-term senior unsecured debt ratings fall below BB- / Ba3. At December 31, 2011, our long-term senior unsecured debt ratings were BBB+ / A2. Based on derivative values at December 31, 2011, had our long-term debt ratings fallen below BB- / Ba3, we would have been required to post $1 million in collateral.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loans receivable, accounts payable, notes payable, long-term debt and derivative instruments. The carrying value for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value because of the short maturity of these instruments. The carrying values and estimated fair value of our remaining financial instruments at December 31, 2011 and 2010 was as follows:

	December 31, 2011		December 31, 2010

	Carrying value	Fair value	Carrying value	Fair value

Investment securities	$860,614	$867,649	$538,562	$540,697
Loan receivables	$454,838	$454,838	$459,235	$459,235
Derivatives, net	$18,256	$18,256	$6,260	$6,260
Debt	$4,233,909	$4,364,176	$4,289,248	$4,376,834

The following methods were used to estimate the fair values of other financial instruments:

Investment securities – the fair value of investment securities was based on quoted market prices on an active exchange where available or based on quoted market prices for similar securities, benchmarking model derived prices, bond spreads or other observable data.

Loan receivables – the fair value of loan receivables is based on anticipated cash flows, which approximates carrying value.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Debt – The fair value of debt is estimated based on quoted market prices for the identical issue when traded in an active market. When a quoted market price is not available, the fair value is determined using rates currently available to the Company for debt with similar terms and remaining maturities.

14. Restructuring Charges and Asset Impairments

2009 Program

In 2009, we announced that we were undertaking a series of strategic transformation initiatives designed to transform and enhance the way we operate as a global company (the 2009 Program). The program aims to enhance our responsiveness to changing market conditions and create improved processes and systems to further enable us to invest in future growth in areas such as our global customer interactions and product development processes. Total pre-tax costs for this program were approximately $385 million. At the end of 2011, the 2009 Program is substantially completed and we do not anticipate any further significant charges under this program. Most of the costs were cash-related charges. The majority of the remaining restructuring payments are expected to be paid over the next 12 – 24 months. Due to certain international labor laws and long-term lease agreements, some payments will extend beyond 24 months. We expect that cash flows from operations will be sufficient to fund these payments.

During 2011, we recorded pre-tax restructuring charges and asset impairments associated with this program of $138 million, which included $103 million for employee severance and benefits costs, an $8 million pension and retiree medical curtailment charge, asset impairments of $13 million and other exit costs of $13 million. Additional asset impairment charges of $17 million for the impairment of certain intangible assets unrelated to this program were also recorded during 2011 (See Note 6).

Activity in the reserves for the restructuring actions taken in connection with the 2009 Program and asset impairments for the years ended December 31, 2011 and 2010 is as follows:

	Severance and benefits costs	Pension and Retiree Medical	Asset impairments	Other exit costs	Total

Balance at January 1, 2010	$45,895	$—	$—	$6,807	$52,702

Expenses	115,557	23,620	14,515	38,233	191,925
Gain on sale of facility	—	—	(8,897)	—	(8,897)
Cash (payments) receipts	(73,283)	—	8,897	(38,253)	(102,639)
Non-cash charges	—	(23,620)	(14,515)	—	(38,135)

Balance at December 31, 2010	88,169	—	—	6,787	94,956

Expenses	103,303	8,178	30,030	13,320	154,831
Gain on sale of facility	—	—	(601)	—	(601)
Cash (payments) receipts	(84,899)	—	601	(19,286)	(103,584)
Non-cash charges	—	(8,178)	(30,030)	—	(38,208)

Balance at December 31, 2011	$106,573	$—	$—	$821	$107,394

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

2007 Program

In 2007, we announced a program to lower our cost structure, accelerate efforts to improve operational efficiencies and transition our product line (the 2007 Program). This program included charges primarily associated with older equipment that we had stopped selling upon transition to the new generation of fully digital, networked, and remotely-downloadable equipment. We are not recording additional restructuring charges under the 2007 Program; however, due to international labor laws and long-term lease agreements, we are still making cash payments under this program and expect these payments to be substantially complete in the next 12 months. We expect that cash flows from operations will be sufficient to fund these payments.

Activity in the reserves for restructuring actions taken in connection with the 2007 Program for years ended December 31, 2011 and 2010 is as follows:

	Severance and benefits costs	Other exit costs	Total

Balance at January 1, 2010	$27,897	$8,027	$35,924

Expenses	(684)	(70)	(754)
Cash payments	(13,743)	(3,183)	(16,926)

Balance at December 31, 2010	13,470	4,774	18,244

Expenses	(2,260)	(849)	(3,109)
Cash payments	(2,210)	(1,208)	(3,418)

Balance at December 31, 2011	$9,000	$2,717	$11,717

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

Our wholly owned subsidiary, Imagitas, Inc., is a defendant in several purported class actions initially filed in six different states. These lawsuits have been coordinated in the United States District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleges that the Imagitas DriverSource program violated the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas entered into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assisted the state in performing its governmental function of delivering these mailings and funding the costs of them. The plaintiffs in these actions were seeking statutory damages under the DPPA. On December 21, 2009, the Eleventh Circuit Court affirmed the District Court’s summary judgment decision in Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006) which ruled in Imagitas’ favor and dismissed that litigation. That decision is now final, with no further appeals available. With respect to the remaining state cases, on December 30, 2011, the District Court ruled in Imagitas’ favor and dismissed the litigation. Plaintiff has filed a notice of appeal to the Court of Appeals for the Eleventh Circuit. Based upon our current understanding of the facts and applicable laws, we do not believe there is a reasonable possibility that any loss has been incurred.

On October 28, 2009, the Company and certain of its current and former officers were named as defendants in NECA-IBEW Health & Welfare Fund v. Pitney Bowes Inc. et al., a class action lawsuit filed in the U.S. District Court for the District of Connecticut. The complaint asserts claims under the Securities Exchange Act of 1934 on behalf of those who purchased the common stock of the Company during the period between July 30, 2007 and October 29, 2007 alleging that the Company, in essence, missed two financial projections. Plaintiffs filed an amended complaint on September 20, 2010. After briefing on the motion to dismiss was completed, the plaintiffs filed a new amended complaint on February 17, 2012. We intend to move to dismiss this new amended complaint. Based upon our current understanding of the facts and applicable laws, we do not believe there is a reasonable possibility that any loss has been incurred.

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

16. Leases

We lease office facilities, sales and service offices, equipment and other properties, generally under operating lease agreements extending from three to 25 years. Rental expense was $117 million, $118 million and $125 million in 2011, 2010 and 2009, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2011 are as follows:

Years ending December 31,
2012	$92,275
2013	63,288
2014	40,082
2015	26,330
2016	15,952
Thereafter	21,856

Total minimum lease payments	$259,783

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

17. Finance Assets

Finance Receivables

Finance receivables are comprised of sales-type lease receivables and unsecured revolving loan receivables. Sales-type leases are generally due in monthly, quarterly or semi-annual installments over periods ranging from three to five years. Loan receivables arise primarily from financing services offered to our customers for postage and related supplies. Loan receivables are generally due each month; however, customers may rollover outstanding balances. Finance receivables at December 31, 2011 and 2010 were as follows:

	December 31, 2011

	North America	International	Total

Sales-type lease receivables
Gross finance receivables	$1,727,653	$460,101	$2,187,754
Unguaranteed residual values	185,450	20,443	205,893
Unearned income	(348,286)	(102,618)	(450,904)
Allowance for credit losses	(28,661)	(12,039)	(40,700)

Net investment in sales-type lease receivables	1,536,156	365,887	1,902,043

Loan receivables
Loan receivables	436,631	40,937	477,568
Allowance for credit losses	(20,272)	(2,458)	(22,730)

Net investment in loan receivables	416,359	38,479	454,838

Net investment in finance receivables	$1,952,515	$404,366	$2,356,881

	December 31, 2010

	North America	International	Total

Sales-type lease receivables
Gross finance receivables	$1,940,833	$474,895	$2,415,728
Unguaranteed residual values	235,392	20,333	255,725
Unearned income	(415,891)	(107,592)	(523,483)
Allowance for credit losses	(27,792)	(13,318)	(41,110)

Net investment in sales-type lease receivables	1,732,542	374,318	2,106,860

Loan Receivables
Loan receivables	453,362	34,193	487,555
Allowance for credit losses	(26,208)	(2,112)	(28,320)

Net investment in loan receivables	427,154	32,081	459,235

Net investment in finance receivables	$2,159,696	$406,399	$2,566,095

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Maturities of gross finance receivables at December 31, 2011 were as follows:

	Sales-type Lease Receivables			Loan Receivables

	North America	International	Total	North America	International	Total

2012	$737,813	$118,938	$856,751	$436,631	$40,937	$477,568
2013	492,477	105,440	597,917	—	—	—
2014	299,965	92,832	392,797	—	—	—
2015	151,598	73,762	225,360	—	—	—
2016	44,487	60,666	105,153	—	—	—
Thereafter	1,313	8,463	9,776	—	—	—

Total	$1,727,653	$460,101	$2,187,754	$436,631	$40,937	$477,568

Activity in the allowance for credit losses for finance receivables for each of the three years ended December 31, 2011, 2010 and 2009 is as follows:

	Allowance for Credit Losses

	Sales-type Lease Receivables		Loan Receivables

	North America	International	North America	International	Total

Balance January 1, 2009	$31,182	$12,232	$25,759	$2,617	$71,790
Amounts charged to expense	19,067	8,674	32,007	2,007	61,755
Accounts written off	(19,244)	(7,829)	(31,927)	(2,387)	(61,387)

Balance December 31, 2009	31,005	13,077	25,839	2,237	72,158
Amounts charged to expense	13,211	6,719	20,046	2,024	42,000
Accounts written off	(16,424)	(6,478)	(19,677)	(2,149)	(44,728)

Balance December 31, 2010	27,792	13,318	26,208	2,112	69,430
Amounts charged to expense	13,726	5,087	7,631	1,610	28,054
Accounts written off	(12,857)	(6,366)	(13,567)	(1,264)	(34,054)

Balance December 31, 2011	$28,661	$12,039	$20,272	$2,458	$63,430

We maintain a program for U.S. borrowers in our North America loan portfolio who are experiencing financial difficulties, but are able to make reduced payments over an extended period of time. Upon acceptance into the program, the borrower’s credit line is closed, interest accrual is suspended, the borrower’s minimum required payment is reduced and the account is re-aged and classified as current. There is generally no forgiveness of debt or reduction of balances owed. The loans in the program are considered to be troubled debt restructurings because of the concessions granted to the borrower. At December 31, 2011 and 2010, loans in this program had a balance of $7 million.

The allowance for credit losses for these modified loans is determined by the difference between cash flows expected to be received from the borrower discounted at the original effective rate and the carrying value of the loan. The allowance for credit losses related to such loans was $2 million and $1 million at December 31, 2011 and 2010, respectively, and is included in the balance of the allowance for credit losses of North American loans in the table above. Management believes that the allowance for credit losses is adequate for these loans and all other loans in the portfolio. Write-offs of loans in the program were $1 million in each of the years ended December 31, 2011 and 2010, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The aging of gross finance receivables at December 31, 2011 and 2010 was as follows:

	Sales-type Lease Receivables		Loan Receivables

	North America	International	North America	International	Total

December 31, 2011
< 31 days past due	$1,641,706	$434,811	$414,434	$38,841	$2,529,792
> 30 days and < 61 days	41,018	10,152	12,399	1,066	64,635
> 60 days and < 91 days	24,309	5,666	4,362	425	34,762
> 90 days and < 121 days	4,912	3,207	2,328	186	10,633
> 120 days	15,708	6,265	3,108	419	25,500

TOTAL	$1,727,653	$460,101	$436,631	$40,937	$2,665,322

Past due amounts > 90 days
Still accruing interest	$4,912	$3,207	$—	$—	$8,119
Not accruing interest	15,708	6,265	5,436	605	28,014

TOTAL	$20,620	$9,472	$5,436	$605	$36,133

December 31, 2010
< 31 days past due	$1,831,655	$447,459	$430,042	$32,389	$2,741,545
> 30 days and < 61 days	45,234	10,018	12,081	1,149	68,482
> 60 days and < 91 days	29,380	4,743	4,711	325	39,159
> 90 days and < 121 days	8,654	3,985	2,712	192	15,543
> 120 days	25,910	8,690	3,816	138	38,554

TOTAL	$1,940,833	$474,895	$453,362	$34,193	$2,903,283

Past due amounts > 90 days
Still accruing interest	$8,654	$3,985	$—	$—	$12,639
Not accruing interest	25,910	8,690	6,528	330	41,458

TOTAL	$34,564	$12,675	$6,528	$330	$54,097

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

The table below shows the North American portfolio at December 31, 2011 and 2010 by relative risk class (low, medium and high) based on the relative scores of the accounts within each class. A fourth class is shown for accounts that are not scored. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent. Absence of a score is not indicative of the credit quality of the account.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The aging schedule included above, showing approximately 1.4% of the portfolio as greater than 90 days past due, and the roll-forward schedule of the allowance for credit losses, showing the actual history of losses for the three most recent years ended December 31, 2011 are more representative of the potential loss performance of our portfolio than relative risk based on scores, as defined by the third party.

	December 31, 2011

	2011	2010

Sales-type lease receivables
Risk Level
Low	$1,096,676	$1,191,682
Medium	473,394	512,419
High	58,177	60,755
Not Scored	99,406	175,977

Total	$1,727,653	$1,940,833

Loan receivables
Risk Level
Low	$269,547	$274,156
Medium	115,490	155,615
High	21,081	21,768
Not Scored	30,513	1,823

Total	$436,631	$453,362

Pitney Bowes Bank

At December 31, 2011, PBB had assets of $738 million and liabilities of $680 million. The bank’s assets consist of finance receivables, short and long-term investments and cash. PBB’s key product offering, Purchase Power, is a revolving credit solution, which enables customers to finance their postage costs when they refill their meter. PBB earns revenue through transaction fees, finance charges on outstanding balances, and other fees for services. The bank’s liabilities consist primarily of PBB’s deposit solution, Reserve Account, which provides value to large-volume mailers who prefer to prepay postage and earn interest on their deposits. PBB is regulated by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions.

Leveraged Leases

Our investment in leveraged lease assets consists of the following:

	December 31,

	2011	2010

Rental receivables	$810,306	$1,802,107
Unguaranteed residual values	13,784	14,141
Principal and interest on non-recourse loans	(606,708)	(1,373,651)
Unearned income	(79,111)	(191,591)

Investment in leveraged leases	138,271	251,006
Less: deferred taxes related to leveraged leases	(101,255)	(192,128)

Net investment in leveraged leases	$37,016	$58,878

The following is a summary of the components of income from leveraged leases:

	December 31,

	2011	2010	2009

Pre-tax leveraged lease income	$6,090	$8,334	$918
Income tax effect	(381)	(863)	6,676

Income from leveraged leases	$5,709	$7,471	$7,594

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

During the year, we completed a sale of non-U.S. leveraged lease assets for cash. The investment in that leveraged lease on the date of sale was $109 million and an after-tax gain of $27 million was recognized. The effects of the sale are not included in the table above.

There was no impact on income from leveraged leases in 2011 due to changes in statutory tax rates. Income from leveraged leases was positively impacted by $2 million and $3 million in 2010 and 2009, respectively, due to changes in statutory tax rates.

In February 2012, we signed an agreement to sell certain leveraged lease assets to the lessee. The investment in these leveraged lease assets at December 31, 2011 was $109 million. In connection with this transaction, we expect to recognize an after-tax gain, which will be finalized in the first quarter of 2012.

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

Segment earnings before interest and taxes (EBIT), a non-GAAP measure, is determined by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses not allocated to a particular business segment, restructuring charges, asset impairments and goodwill charges which are recognized on a consolidated basis. Management uses segment EBIT to measure profitability and performance at the segment level. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. Identifiable assets are those used in our operations and exclude cash and cash equivalents, short-term investments and general corporate assets. Long-lived assets exclude finance receivables and investment in leveraged leases. The accounting policies of the segments are the same as those described in Note 1.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Financial information for our reportable segments is presented in the tables below:

	Years ended December 31,

	2011	2010	2009

Revenue:
North America Mailing	$1,961,198	$2,100,677	$2,211,060
International Mailing	707,416	674,759	698,140

Small & Medium Business Solutions	2,668,614	2,775,436	2,909,200

Production Mail	544,483	561,447	531,016
Software	407,402	374,750	356,355
Management Services	948,891	999,288	1,060,907
Mail Services	567,012	572,795	570,770
Marketing Services	141,572	141,538	140,923

Enterprise Business Solutions	2,609,360	2,649,818	2,659,971

Total Revenue	$5,277,974	$5,425,254	$5,569,171

	Years ended December 31,

	2011	2010	2009

EBIT:
North America Mailing	$727,999	$755,153	$770,370
International Mailing	98,601	78,950	98,711

Small & Medium Business Solutions	826,600	834,103	869,081

Production Mail	32,562	60,896	51,682
Software	38,182	40,046	33,839
Management Services	76,321	92,671	72,307
Mail Services	88,019	63,102	87,685
Marketing Services	26,184	26,133	22,938

Enterprise Business Solutions	261,268	282,848	268,451

Total for reportable segments	1,087,868	1,116,951	1,137,532

Reconciliation to consolidated amount
Interest, net	(197,266)	(201,324)	(203,906)
Corporate and other expenses	(198,020)	(198,776)	(191,704)
Restructuring charges and asset impairments	(148,151)	(182,274)	(48,746)
Goodwill impairment	(130,150)	—	—

Income from continuing operations before taxes	$414,281	$534,577	$693,176

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	Years ended December 31,

	2011	2010	2009

Depreciation and amortization:
North America Mailing	$127,007	$136,818	$150,373
International Mailing	34,687	41,200	41,654

Small & Medium Business Solutions	161,694	178,018	192,027

Production Mail	3,658	5,257	7,079
Software	34,389	36,962	35,321
Management Services	27,416	33,398	44,809
Mail Services	26,636	27,924	31,071
Marketing Services	3,693	5,479	8,876

Enterprise Business Solutions	95,792	109,020	127,156

Total for reportable segments	257,486	287,038	319,183
Reconciliation to consolidated amount:
Unallocated amounts	14,655	16,615	19,712

Consolidated depreciation and amortization	$272,142	$303,653	$338,895

	Years ended December 31,

	2011	2010	2009

Capital expenditures:
North America Mailing	$61,063	$70,672	$93,030
International Mailing	18,631	5,775	10,698

Small & Medium Business Solutions	79,694	76,447	103,728

Production Mail	2,845	609	1,292
Software	5,142	4,215	4,899
Management Services	18,853	17,307	19,766
Mail Services	34,987	7,243	21,058
Marketing Services	364	626	514

Enterprise Business Solutions	62,191	30,000	47,529

Total for reportable segments	141,885	106,447	151,257
Reconciliation to consolidated amount:
Unallocated amounts	14,095	13,321	15,471

Consolidated capital expenditures	$155,980	$119,768	$166,728

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	December 31,

	2011	2010

Identifiable assets:
North America Mailing	$3,350,457	$3,488,322
International Mailing	789,337	962,973

Small & Medium Business Solutions	4,139,794	4,451,295

Production Mail	504,939	547,002
Software	932,389	1,058,057
Management Services	688,766	799,290
Mail Services	454,585	512,785
Marketing Services	235,462	230,995

Enterprise Business Solutions	2,816,141	3,148,129

Total for reportable segments	6,955,935	7,599,424
Reconciliation to consolidated amount:
Cash and cash equivalents	856,238	484,363
Short-term investments	12,971	30,609
Other corporate assets	321,960	329,627

Consolidated assets	$8,147,104	$8,444,023

Geographic data is as follows:

	Years ended December 31,

	2011	2010	2009

Revenue:
United States	$3,588,321	$3,804,489	$3,979,493
Outside the United States	1,689,653	1,620,765	1,589,678

Total	$5,277,974	$5,425,254	$5,569,171

	December 31,

	2011	2010

Identifiable long-lived assets:
United States	$2,749,101	$2,939,467
Outside the United States	910,048	996,963

Total	$3,659,149	$3,936,430

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

19. Retirement Plans and Postretirement Medical Benefits

We have several defined benefit retirement plans. Benefits are primarily based on employees’ compensation and years of service. Our contributions are determined based on the funding requirements of U.S. federal and other governmental laws and regulations. We use a measurement date of December 31 for all of our retirement plans. U.S. employees hired after January 1, 2005, Canadian employees hired after April 1, 2005, and U.K. employees hired after July 1, 2005, are not eligible for our defined benefit retirement plans. As of December 31, 2014, benefit accruals for our U.S. pension plans, the Pitney Bowes Pension Plan, Pitney Bowes Pension Restoration Plan and the Canadian pension plans, will be determined and frozen and no future benefit accruals under these plans will occur after that date.

The obligations and funded status of defined benefit pension plans are as follows:

	United States		Foreign

	2011	2010	2011	2010

Accumulated benefit obligation	$1,684,050	$1,603,320	$543,599	$504,471

Projected benefit obligation:
Benefit obligation at beginning of year	$1,632,286	$1,599,506	$541,241	$507,932
Service cost	19,450	23,157	7,310	6,907
Interest cost	87,738	89,602	28,329	27,507
Plan participants’ contributions	—	—	1,868	1,962
Actuarial loss	94,495	39,971	30,648	27,129
Foreign currency changes	—	—	(6,424)	(5,257)
Settlement / curtailment	2,941	6,419	16	(3,396)
Special termination benefits	1,489	8,148	277	557
Benefits paid	(131,009)	(134,517)	(21,361)	(22,100)

Benefit obligation at end of year	$1,707,390	$1,632,286	$581,904	$541,241

Fair value of plan assets:
Fair value of plan assets at beginning of year	$1,385,174	$1,350,045	$450,683	$414,313
Actual return on plan assets	41,388	149,599	(7,478)	50,609
Company contributions	130,983	20,047	18,616	9,291
Plan participants’ contributions	—	—	1,868	1,962
Foreign currency changes	—	—	(3,480)	(3,392)
Benefits paid	(131,009)	(134,517)	(21,361)	(22,100)

Fair value of plan assets at end of year	$1,426,536	$1,385,174	$438,848	$450,683

Funded status	$(280,854)	$(247,112)	$(143,056)	$(90,558)

Amounts recognized in the Consolidated Balance Sheets:
Non-current asset	$40	$29	$888	$508
Current liability	(11,323)	(6,962)	(852)	(901)
Non-current liability	(269,571)	(240,179)	(143,092)	(90,165)

Net amount recognized	$(280,854)	$(247,112)	$(143,056)	$(90,558)

Information provided in the table below is only for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2011 and 2010:

	United States		Foreign

	2011	2010	2011	2010

Projected benefit obligation	$1,705,732	$1,630,712	$579,646	$538,637
Accumulated benefit obligation	$1,682,392	$1,601,746	$541,723	$502,317
Fair value of plan assets	$1,424,837	$1,383,571	$435,702	$447,569

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Pre-tax amounts recognized in AOCI consist of:

	United States		Foreign

	2011	2010	2011	2010

Net actuarial loss	$858,531	$719,890	$224,731	$168,376
Prior service cost	2,159	2,400	541	541
Transition asset	—	—	(273)	(282)

Total	$860,690	$722,290	$224,999	$168,635

The estimated amounts that will be amortized from AOCI into net periodic benefits cost in 2012 are as follows:

Net actuarial loss	$53,256		$13,700
Prior service cost	816		99
Transition asset	—		(9)

Total	$54,072		$13,790

The components of net periodic pension cost for defined benefit pension plans are as follows:

	United States			Foreign

	2011	2010	2009	2011	2010	2009

Service cost	$19,450	$23,157	$24,274	$7,310	$6,907	$6,853
Interest cost	87,738	89,602	93,997	28,329	27,507	25,200
Expected return on plan assets	(123,058)	(123,095)	(120,662)	(31,784)	(28,838)	(27,193)
Amortization of transition cost	—	—	—	(10)	(9)	(61)
Amortization of prior service (cost) credit	147	(2,575)	(2,547)	170	214	446
Recognized net actuarial loss	37,522	32,343	26,063	11,135	10,205	2,486
Special termination benefits	1,489	8,148	112	277	291	2,385
Settlement / curtailment	3,036	10,712	4,107	274	1,285	202

Net periodic benefit cost (1)	$26,324	$38,292	$25,344	$15,701	$17,562	$10,318

(1) Includes $5 million and $17 million charged to restructuring reserves in 2011 and 2010, respectively. See Note 14 for further information.

Other changes in plan assets and benefit obligations for defined benefit pension plans recognized in other comprehensive income are as follows:

	United States		Foreign

	2011	2010	2011	2010

Curtailments effects and settlements	$(95)	$(4,290)	$(274)	$(464)
Net actuarial loss	176,164	13,467	67,934	5,748
Prior service credit	—	—	—	(3,790)
Amortization of net actuarial (loss) gain	(37,522)	(32,343)	(11,135)	5,440
Amortization of prior service (cost) credit	(147)	2,575	(170)	(214)
Net transitional obligation (asset)	—	—	9	(86)

Total recognized in other comprehensive income	$138,400	$(20,591)	$56,364	$6,634

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Weighted-average actuarial assumptions used to determine end of year benefit obligations and net periodic pension costs include:

	2011	2010	2009

United States
Used to determine benefit obligations
Discount rate	4.95%	5.60%	5.75%
Rate of compensation increase	3.50%	3.50%	3.50%

Used to determine net periodic benefit costs
Discount rate	5.60%	5.75%	6.05%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.50%	3.50%	4.25%

Foreign
Used to determine benefit obligations
Discount rate	1.80% - 6.10%	2.25% - 5.50%	2.25% - 6.00%
Rate of compensation increase	2.10% - 4.60%	2.50% - 5.50%	2.50% - 5.60%

Used to determine net periodic benefit costs
Discount rate	2.00% - 5.50%	2.25% - 6.00%	2.25% - 6.60%
Expected return on plan assets	4.00% - 7.75%	4.50% - 7.75%	4.49% - 7.75%
Rate of compensation increase	2.10% - 5.50%	2.50% - 5.60%	2.50% - 5.10%

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The target allocation for 2012 and the asset allocation for the U.S. pension plan at December 31, 2011 and 2010, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,

Asset category	2012	2011	2010

U.S. equities	19%	18%	37%
Non-U.S. equities	19%	16%	20%
Fixed income	50%	56%	34%
Real estate	4%	4%	4%
Private equity	8%	6%	5%

Total	100%	100%	100%

The long-term asset allocation targets we use to manage the investment portfolio are based on the broad asset categories shown above. The plan asset categories presented in the fair value hierarchy are subsets of the broad asset categories.

Foreign Pension Plans’ Investment Strategy and Asset Allocation

Our foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees, in conjunction with our corporate personnel. The investment strategies adopted by our foreign plans vary by country and plan, with each strategy tailored to achieve the expected rate of return within an acceptable or appropriate level of risk, depending upon the liability profile of plan participants, local funding requirements, investment markets and restrictions. The U.K. plan represents 74% of the non-U.S. pension assets. The U.K. pension plan’s investment strategy is to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligations and the actuarial liabilities, and to earn a nominal rate of return of at least 7.25%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to minimize the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. We do not have any significant concentrations of credit risk within the plan assets. The pension plans’ liabilities, investment objectives and investment managers are reviewed periodically.

The target allocation for 2012 and the asset allocation for the U.K. pension plan at December 31, 2011 and 2010, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,

Asset category	2012	2011	2010

U.K. equities	32%	34%	33%
Non-U.K. equities	33%	28%	35%
Fixed income	35%	32%	29%
Cash	—%	6%	3%

Total	100%	100%	100%

The long-term asset allocation targets we use to manage the investment portfolio are based on the broad asset categories shown above. The plan asset categories presented in the fair value hierarchy are subsets of the broad asset categories.

The fair value of the U.K. plan assets was $326 million and $338 million at December 31, 2011 and 2010, respectively, and the expected long-term rate of return on these plan assets was 7.25% in 2011 and 2010.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Fair Value Measurements of Plan Assets

The following tables show, by level within the fair value hierarchy, the financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2011 and 2010, respectively, for the U.S. and foreign pension plans. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

	U.S. Pension Plans - Fair Value Measurements at December 31, 2011

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds	$—	$22,064	$—	$22,064
Equity securities	218,010	262,152	—	480,162
Commingled fixed income securities	—	177,349	—	177,349
Debt securities - U.S. and foreign governments, agencies, and municipalities	60,411	16,745	—	77,156
Corporate debt securities	—	467,281	—	467,281
Mortgage-backed securities	—	57,922	3,702	61,624
Asset-backed securities	—	919	—	919
Private equity	—	—	88,870	88,870
Real estate	—	—	57,918	57,918
Derivatives	293	—	—	293
Securities lending fund *	—	119,528	—	119,528

Total assets	$278,714	$1,123,960	$150,490	$1,553,164

	U.S. Pension Plans - Fair Value Measurements at December 31, 2010

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds	$—	$20,571	$—	$20,571
Equity securities	431,098	346,126	—	777,224
Debt securities - U.S. and foreign governments, agencies, and municipalities	104,097	9,878	—	113,975
Corporate debt securities	—	172,722	—	172,722
Mortgage-backed securities	—	156,516	5,389	161,905
Asset-backed securities	—	18,698	—	18,698
Private equity	—	—	69,495	69,495
Real estate	—	—	52,553	52,553
Derivatives	21	—	—	21
Securities lending fund *	—	158,155	—	158,155

Total assets	$535,216	$882,666	$127,437	$1,545,319

Liabilities:
Investment securities
Derivatives	$51	$—	$—	$51

Total liabilities	$51	$—	$—	$51

* Securities lending fund amount at December 31, 2011 and 2010 is offset by a corresponding liability recorded in the Pitney Bowes Pension Plan net assets available for benefits.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

	Foreign Pension Plans - Fair Value Measurements at December 31, 2011

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Money market funds	$—	$7,236	$—	$7,236
Equity securities	113,257	150,787	—	264,044
Commingled fixed income securities	—	127,611	—	127,611
Debt securities - U.S. and foreign governments, agencies, and municipalities	13,616	—	—	13,616
Corporate debt securities	—	7,150	—	7,150
Derivatives	—	7,164	—	7,164

Total assets	$126,873	$299,948	$—	$426,821

Liabilities:
Investment securities
Derivatives	$—	$6,782	$—	$6,782

Total liabilities	$—	$6,782	$—	$6,782

	Foreign Pension Plans - Fair Value Measurements at December 31, 2010

	Level 1	Level 2	Level 3	Total

Assets:
Investment securities
Equity securities	$128,859	$164,389	$—	$293,248
Commingled fixed income securities	—	52,330	—	52,330
Debt securities - U.S. and foreign governments, agencies, and municipalities	10,751	27,189	—	37,940
Corporate debt securities	—	49,223	—	49,223
Derivatives	88	6,500	—	6,588

Total assets	$139,698	$299,631	$—	$439,329

Liabilities:
Investment securities
Derivatives	$—	$6,873	$—	$6,873

Total liabilities	$—	$6,873	$—	$6,873

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

•

Commingled Fixed Income Securities: Mutual funds that invest in a variety of fixed income securities including securities of the U.S. government and its agencies, corporate debt, mortgage-backed securities and asset-backed securities. Value of the funds is based on the net asset value (NAV) per unit as reported by the fund manager. NAV is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding. Commingled fixed income securities are not listed on an active exchange and are classified as Level 2.

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

•

Corporate Debt Securities: Investments are comprised of both investment grade debt (>BBB-) and high-yield debt (<BBB-). The fair value of corporate debt securities is valued using recently executed transactions, market price quotations where observable, or bond spreads. The spread data used are for the same maturity as the security. These securities are classified as Level 2.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Level 3 Gains and Losses

The following table shows a summary of the changes in the fair value of Level 3 assets of the U.S. pension plans for the year ended December 31, 2011:

	MBS	Private equity	Real estate	Total

Balance at December 31, 2010	$5,389	$69,495	$52,553	$127,437
Realized gains / (losses)	(24)	(11)	69	34
Unrealized gains / (losses)	(180)	9,652	7,825	17,297
Net purchases, sales and settlements	(1,483)	9,734	(2,529)	5,722

Balance at December 31, 2011	$3,702	$88,870	$57,918	$150,490

Reconciliation of Plan Assets to Fair Value Measurements Hierarchy

The following table provides a reconciliation of the total fair value of pension plan assets to the fair value of financial instruments presented in the fair value measurements hierarchy for the U.S. and foreign pension plans at December 31, 2011:

	United States	Foreign

Fair Value of Plan Assets	$1,426,536	$438,848
Cash	(1,108)	(16,424)
Securities lending fund liability	119,528	—
Other	8,208	4,397

Fair Value Per Measurements Hierarchy	$1,553,164	$426,821

At December 31, 2011 there were no shares of our common stock included in the plan assets of our pension plans.

In January 2012, we contributed $85 million to our U.S. pension plan and $10 million to our foreign pension plans. We anticipate making additional contributions of approximately $15 million and $20 million to our U.S. and foreign pension plans, respectively during 2012. We will reassess our funding alternatives as the year progresses.

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

The benefit obligation and funded status for nonpension postretirement benefit plans are as follows:

	December 31,

	2011	2010

Benefit obligation:
Benefit obligations at beginning of year	$280,386	$254,405
Service cost	3,328	3,724
Interest cost	13,528	13,828
Plan participants’ contributions	8,861	9,182
Actuarial loss	20,792	33,983
Foreign currency changes	(648)	1,061
Benefits paid	(43,964)	(43,563)
Curtailment	3,245	7,575
Special termination benefits	300	191

Benefit obligations at end of year	$285,828	$280,386

Fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contribution	35,103	34,381
Plan participants’ contributions	8,861	9,182
Gross benefits paid	(43,964)	(43,563)

Fair value of plan assets at end of year	$—	$—

Funded status	$(285,828)	$(280,386)

Amounts recognized in the Consolidated Balance Sheets:
Current liability	$(28,855)	$(29,374)
Non-current liability	(256,973)	(251,012)

Net amount recognized	$(285,828)	$(280,386)

Pre-tax amounts recognized in AOCI consist of:
Net actuarial loss	$115,713	$102,910
Prior service credit	(5,696)	(5,886)

Total	$110,017	$97,024

(1) The benefit obligation for the United States nonpension postretirement plans was $262 and $259 million December 31, 2011 and 2010

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

The components of net periodic benefit cost for nonpension postretirement benefit plans are as follows:

	2011	2010	2009

Service cost	$3,328	$3,724	$3,424
Interest cost	13,528	13,828	14,437
Amortization of prior service benefit	(2,504)	(2,511)	(2,475)
Recognized net actuarial loss	7,666	6,793	4,092
Curtailment	2,839	6,954	—
Special termination benefits	300	191	—

Net periodic benefit cost (1)	$25,157	$28,979	$19,478

(1) Includes $3 million and $7 million charged to restructuring reserves in 2011 and 2010, respectively. See Note 14 for further information.

Other changes in plan assets and benefit obligation for nonpension postretirement benefit plans recognized in other comprehensive income are as follows:

	2011	2010

Net actuarial loss	$22,201	$34,059
Amortization of net actuarial loss	(9,980)	(6,793)
Amortization of prior service credit	2,504	2,511
Adjustment for actual Medicare Part D Premium	(2,040)	979
Curtailment	308	621

Total recognized in other comprehensive income	$12,993	$31,377

The estimated amounts that will be amortized from AOCI into net periodic benefit costs in 2012 are as follows:

Net actuarial loss	$9,456
Prior service credit	(2,092)

Total	$7,364

The weighted-average discount rates used to determine end of year benefit obligations and net periodic pension costs include:

	2011	2010	2009

Discount rate used to determine benefit obligation
U.S.	4.50%	5.15%	5.35%
Canada	4.15%	5.15%	5.85%

Discount rate used to determine net periodic benefit cost
U.S.	5.15%	5.35%	5.95%
Canada	5.15%	5.85%	6.60%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations for the U.S. plan was 7.5% for 2011 and 2010. The assumed health care trend rate is 7.5% for 2012 and will gradually decline to 5.0% by the year 2017 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$615	$(520)
Effect on postretirement benefit obligations	$10,208	$(8,859)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

Estimated Future Benefit Payments

Benefit payments, which reflect expected future service, as appropriate, estimated to be paid during the years ended December 31 are as follows:

	Pension Benefits	Nonpension Benefits (1)

2012	$147,108	$29,527
2013	125,404	27,887
2014	126,052	26,583
2015	128,463	25,245
2016	130,009	24,272
2017-2021	666,672	105,199

	$1,323,708	$238,713

(1)	The estimated future benefit payments for nonpension plans are net of expected Medicare Part D subsidy.

Savings Plans

Our U.S. employees are eligible to participate in 401(k) savings plans, which are voluntary defined contribution plans. These plans are designed to help employees accumulate additional savings for retirement. We make matching contributions on a portion of eligible pay. In 2011 and 2010, we made matching contributions of $30 million and $29 million, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

20. Earnings per Share

The calculation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 is presented below. Note that the sum of earnings per share amounts may not equal the total due to rounding.

	2011	2010	2009

Numerator:
Amounts attributable to common stockholders:
Income from continuing operations	$351,321	$310,483	$431,554
Gain (loss) from discontinued operations	266,159	(18,104)	(8,109)

Net income - Pitney Bowes Inc. (numerator for diluted EPS)	617,480	292,379	423,445
Less: Preference stock dividend	58	65	72

Income attributable to common stockholders (numerator for basic EPS)	$617,422	$292,314	$423,373

Denominator (in thousands):
Weighted-average shares used in basic EPS	201,976	205,968	206,734
Effect of dilutive shares:
Preferred stock	2	2	3
Preference stock	445	501	568
Stock plans	343	282	17

Weighted-average shares used in diluted EPS	202,766	206,753	207,322

Basic earnings per share:
Continuing operations	$1.74	$1.51	$2.09
Discontinued operations	1.32	(0.09)	(0.04)

Net income - Pitney Bowes Inc.	$3.06	$1.42	$2.05

Diluted earnings per share:
Continuing operations	$1.73	$1.50	$2.08
Discontinued operations	1.31	(0.09)	(0.04)

Net income - Pitney Bowes Inc.	$3.05	$1.41	$2.04

Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	14,016	15,168	18,319

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

21. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2011 and 2010 follows:

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue	$1,323,069	$1,314,474	$1,299,724	$1,340,707
Cost of revenue (1)	670,892	650,513	638,101	655,733
Selling, general and administrative	429,919	436,015	430,650	435,274
Research and development	34,758	37,441	35,573	40,873
Restructuring charges and asset impairments	26,024	4,994	32,956	84,177
Goodwill impairment	—	—	45,650	84,500
Other, net	27,302	26,335	16,949	19,064

Income from continuing operations before taxes	134,174	159,176	99,845	21,086
Provision (benefit) for income taxes	41,394	53,012	(17,087)	(32,734)

Income from continuing operations	92,780	106,164	116,932	53,820
(Loss) gain from discontinued operations	(1,882)	(635)	60,428	208,248

Net income before attribution of noncontrolling interests	90,898	105,529	177,360	262,068
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,594	4,593	4,594

Net income	$86,304	$100,935	$172,767	$257,474

Amounts attributable to common stockholders:
Income from continuing operations	$88,186	$101,570	$112,339	$49,226
(Loss) gain from discontinued operations	(1,882)	(635)	60,428	208,248

Net income	$86,304	$100,935	$172,767	$257,474

Basic earnings per share attributable to common stockholders (2):
Continuing operations	$0.43	$0.50	$0.56	$0.25
Discontinued operations	(0.01)	(0.00)	0.30	1.04

Net Income	$0.42	$0.50	$0.86	$1.29

Diluted earnings per share attributable to common stockholders (2):
Continuing operations	$0.43	$0.50	$0.56	$0.25
Discontinued operations	(0.01)	(0.00)	0.30	1.04

Net Income	$0.42	$0.49	$0.85	$1.28

(1)	Includes cost of equipment sales, cost of supplies, cost of software, cost of rentals, financing interest expense, cost of support services and cost of business services.
(2)	The sum of the quarterly earnings per share amounts may not equal the quarterly total or annual amount due to rounding.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share data)

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue	$1,348,233	$1,297,237	$1,345,742	$1,434,042
Cost of revenue (1)	656,445	651,930	666,330	703,618
Selling, general and administrative	443,297	426,352	435,292	455,736
Research and development	40,865	38,168	38,454	38,884
Restructuring charges and asset impairments	20,722	48,512	33,805	79,235
Other, net	26,896	28,508	28,917	28,711

Income from continuing operations before taxes	160,008	103,767	142,944	127,858
Provision for income taxes	73,245	35,177	46,880	50,468

Income from continuing operations	86,763	68,590	96,064	77,390
Loss from discontinued operations	(3,130)	(2,666)	(2,536)	(9,772)

Net income before attribution of noncontrolling interests	83,633	65,924	93,528	67,618
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,543	4,593	4,594

Net income	$79,039	$61,381	$88,935	$63,024

Amounts attributable to common stockholders:
Income from continuing operations	$82,169	$64,047	$91,471	$72,796
Loss from discontinued operations	(3,130)	(2,666)	(2,536)	(9,772)

Net income	$79,039	$61,381	$88,935	$63,024

Basic earnings per share attributable to common stockholders (2):
Continuing operations	$0.40	$0.31	$0.44	$0.36
Discontinued operations	(0.02)	(0.01)	(0.01)	(0.05)

Net income	$0.38	$0.30	$0.43	$0.31

Diluted earnings per share attributable to common stockholders (2):
Continuing operations	$0.40	$0.31	$0.44	$0.36
Discontinued operations	(0.02)	(0.01)	(0.01)	(0.05)

Net income	$0.38	$0.30	$0.43	$0.31

(1)	Includes cost of equipment sales, cost of supplies, cost of software, cost of rentals, financing interest expense, cost of support services and cost of business services.
(2)	The sum of the quarterly earnings per share amounts may not equal the quarterly total or annual amount due to rounding.

PITNEY BOWES INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

FOR THE YEARS ENDED DECEMBER 31, 2009 TO 2011

Description	Balance at beginning of year	Additions		Deductions		Balance at end of year

Allowance for doubtful accounts
2011	$31,880	$9,161	(1)	$(9,186	) (2)	$31,855
2010	$42,781	$9,266	(1)	$(20,167	) (2)	$31,880
2009	$45,264	$10,516	(1)	$(12,999	) (2)	$42,781

Valuation allowance for deferred tax asset
2011	$104,441	$16,709		$(9,712)		$111,438
2010	$95,990	$22,168		$(13,717)		$104,441
2009	$91,405	$5,628		$(1,043)		$95,990

(1)	Includes additions charged to expenses, additions from acquisitions and impact of foreign exchange translation.
(2)	Includes uncollectible accounts written off.

INDEX OF EXHIBITS

Reg. S-K exhibits	Description	Status or incorporation by reference

(3)(a)	Restated Certificate of Incorporation of Pitney Bowes Inc.	Incorporated by reference to Exhibit 3(c) to Form 8-K as filed with the Commission on May 12, 2011. (Commission file number 1-3579)

(b)	Pitney Bowes Inc. Amended and Restated By-laws (effective May 10, 2011	Incorporated by reference to Exhibit 3(d) to Form 8-K as filed with the Commission on May 12, 2011. (Commission file number 1-3579)

(4)(a)	Form of Indenture between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (No. 333-72304) as filed with the Commission on October 26, 2001.

(b)	Supplemental Indenture No. 1 dated April 18, 2003 between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K as filed with the Commission on August 18, 2004.

(c)	Form of Indenture between the Company and Citibank, N.A., as Trustee, dated as of February 14, 2005	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3ASR (No. 333-151753) as filed with the Commission on June 18, 2008.

(d)	First Supplemental Indenture, by and among Pitney Bowes Inc., The Bank of New York, and Citibank, N.A., to the Indenture, dated as of February 14, 2005, by and between the Company and Citibank	Incorporated by reference to Exhibit 4.1 to Form 8-K as filed with the Commission on October 24, 2007. (Commission file number 1-3579)

(e)	Pitney Bowes Inc. Global Medium-Term Note (Fixed Rate), issue date March 7, 2008	Incorporated by reference to Exhibit 4(d)(1) to Form 8-K as filed with the Commission on March 7, 2008. (Commission file number 1-3579)

The Company has outstanding certain other long-term indebtedness. Such long-term indebtedness does not exceed 10% of the total assets of the Company; therefore, copies of instruments defining the rights of holders of such indebtedness are not included as exhibits. The Company agrees to furnish copies of such instruments to the SEC upon request.

Executive Compensation Plans:
(10)(a)	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit (10a) to Form 10-K as filed with the Commission on March 30, 1993. (Commission file number 1-3579)

(b)	Pitney Bowes Inc. Directors’ Stock Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(b.1)	Pitney Bowes Inc. Directors’ Stock Plan (Amendment No. 1, effective as of May 12, 2003)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on August 11, 2003. (Commission file number 1-3579)

(b.2)	Pitney Bowes Inc. Directors’ Stock Plan (Amendment No. 2 effective as of May 1, 2007)	Incorporated by reference to Exhibit (10.(b.2)) to Form 10-K as filed with the Commission on March 1, 2007 (Commission file number 1-3579)

(c)	Pitney Bowes 1991 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on May 14, 1998. (Commission file number 1-3579)

Reg. S-K exhibits	Description	Status or incorporation by reference

(c.1)	Pitney Bowes 1998 Stock Plan (as amended and restated)	Incorporated by reference to Exhibit (ii) to Form 10-K as filed with the Commission on March 30, 2000. (Commission file number 1-3579)

(c.2)	Pitney Bowes Stock Plan (as amended and restated as of January 1, 2002)	Incorporated by reference to Annex 1 to the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Commission on March 26, 2002. (Commission file number 1-3579)

(c.3)	Pitney Bowes Inc. 2007 Stock Plan (as amended November 7, 2009)	Incorporated by reference to Exhibit (v) to Form 10-K as filed with the Commission on February 26, 2010. (Commission file number 1-3579)

(d)	Pitney Bowes Inc. Key Employees’ Incentive Plan (as amended and restated October 1, 2007)(as amended November 7, 2009)	Incorporated by reference to Exhibit (iv) to Form 10-K as filed with the Commission on February 26, 2010. (Commission file number 1-3579)

(e)	Pitney Bowes Severance Plan (as amended, and restated effective January 1, 2008)	Incorporated by reference to Exhibit (10)(e) to Form 10-K as filed with the Commission on February 29, 2008. (Commission file number 1-3579)

(f)	Pitney Bowes Senior Executive Severance Policy (amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit (10)(f) to Form 10-K as filed with the Commission on February 29, 2008. (Commission file number 1-3579)

(g)	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors, as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(g) to Form 10-K as filed with the Commission on February 26, 2009. (Commission file number 1-3579

(h)	Pitney Bowes Inc. Deferred Incentive Savings Plan as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(h) to Form 10-k as filed with the Commission on February 26, 2009. (Commission file number 1-3579)

(i)	Pitney Bowes Inc. 1998 U.K. S.A.Y.E. Stock Option Plan	Incorporated by reference to Annex II to the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the Commission on March 23, 2006. (Commission file number 1-3579)

(j)	Form of Equity Compensation Grant Letter	Incorporated by reference to Exhibit (10)(n) to Form 10-Q as filed with the Commission on May 4, 2006. (Commission file number 1-3579)

(k)	Form of Performance Award	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on August 5, 2009. (Commission file number 1-3579)

(l)	Form of Long Term Incentive Award Agreement	Incorporated by reference to Exhibit (10) to Form 10-Q as filed with the Commission on November 6, 2009. (Commission file number 1-3579)

(m)	Service Agreement between Pitney Bowes Limited and Patrick S. Keddy dated January 29, 2003	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed with the Commission on February 17, 2006. (Commission file number 1-3579)

(n)	Separation Agreement and General Release dated April 14, 2008 by and between Pitney Bowes Inc. and Bruce P. Nolop	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Commission on April 15, 2008. (Commission file number 1-3579)

(o)	Compensation arrangement for Vicki O’Meara dated June 1, 2010	Incorporated by reference to Exhibit 10(a) to Form 10-Q as filed with the Commission on August 5, 2010. (Commission file number 1-3579)

(p)	Separation (Compromise) Agreement dated December 30, 2010, by and between Patrick Keddy and Pitney Bowes Limited	Incorporated by reference to Exhibit 10(p) to Form 10-K as filed with the Commission on February 28, 2011. (Commission file number 1-3579)

Reg. S-K exhibits	Description	Status or incorporation by reference

Other:

(q)	Amended and Restated Credit Agreement dated May 19, 2006 between the Company and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Commission on May 24, 2006. (Commission file number 1-3579)

(12)	Computation of ratio of earnings to fixed charges	Exhibit 12

(21)	Subsidiaries of the registrant	Exhibit 21

(23)	Consent of experts and counsel	Exhibit 23

(31.1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.1

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.2

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Shema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document