Form 10-Q
period 2012-03-31
PITNEY BOWES INC /DE/
filed 2012-05-08
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2012.

Class	Outstanding
Common Stock, $1 par value per share	200,214,743 shares

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue:
Equipment sales	$220,179	$241,631
Supplies	76,365	82,870
Software	104,350	99,565
Rentals	140,389	156,692
Financing	126,748	140,589
Support services	173,518	178,614
Business services	414,107	423,108
Total revenue	1,255,656	1,323,069
Costs and expenses:
Cost of equipment sales	96,916	114,753
Cost of supplies	23,871	26,192
Cost of software	21,093	25,212
Cost of rentals	30,225	35,907
Financing interest expense	21,139	23,293
Cost of support services	115,087	115,276
Cost of business services	318,976	333,567
Selling, general and administrative	411,185	426,611
Research and development	34,073	34,758
Restructuring charges and asset impairments	—	26,024
Other interest expense	29,367	28,524
Interest income	(1,733)	(1,222)
Other income, net	(3,234)	—
Total costs and expenses	1,096,965	1,188,895
Income from continuing operations before income taxes	158,691	134,174
Provision for income taxes	14,759	41,394
Income from continuing operations	143,932	92,780
Income (loss) from discontinued operations, net of tax	19,332	(1,882)
Net income before attribution of noncontrolling interests	163,264	90,898
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,594
Net income - Pitney Bowes Inc.	$158,670	$86,304
Amounts attributable to common stockholders:
Income from continuing operations	$139,338	$88,186
Income (loss) from discontinued operations	19,332	(1,882)
Net income - Pitney Bowes Inc.	$158,670	$86,304
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$0.70	$0.43
Discontinued operations	0.10	(0.01)
Net income - Pitney Bowes Inc.	$0.79	$0.42
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$0.69	$0.43
Discontinued operations	0.10	(0.01)
Net income - Pitney Bowes Inc.	$0.79	$0.42

(1)	The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011

Net income - Pitney Bowes Inc.	$158,670	$86,304
Other comprehensive income, net of tax:
Foreign currency translations	33,359	50,817
Net unrealized gain (loss) on cash flow hedges, net of tax of $32 and $(28), respectively	49	(51)
Net unrealized loss on investment securities, net of tax of $(548) and $(80), respectively	(857)	(125)
Amortization of pension and postretirement costs, net of tax of $6,886 and $4,977, respectively	11,988	8,669
Other comprehensive income	44,539	59,310

Comprehensive income - Pitney Bowes Inc.	$203,209	$145,614

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$915,553	$856,238
Short-term investments	35,863	12,971
Accounts receivable, gross	725,446	755,485
Allowance for doubtful accounts receivables	(31,117)	(31,855)
Accounts receivable, net	694,329	723,630
Finance receivables	1,263,826	1,296,673
Allowance for credit losses	(39,124)	(45,583)
Finance receivables, net	1,224,702	1,251,090
Inventories	179,321	178,599
Current income taxes	116,247	102,556
Other current assets and prepayments	128,244	134,774
Total current assets	3,294,259	3,259,858
Property, plant and equipment, net	403,657	404,146
Rental property and equipment, net	261,388	258,711
Finance receivables	1,097,093	1,123,638
Allowance for credit losses	(15,278)	(17,847)
Finance receivables, net	1,081,815	1,105,791
Investment in leveraged leases	32,977	138,271
Goodwill	2,162,689	2,147,088
Intangible assets, net	201,891	212,603
Non-current income taxes	85,410	89,992
Other assets	538,172	530,644
Total assets	$8,062,258	$8,147,104
LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,675,152	$1,840,465
Current income taxes	295,283	242,972
Notes payable and current portion of long-term obligations	577,830	550,000
Advance billings	494,068	458,425
Total current liabilities	3,042,333	3,091,862
Deferred taxes on income	107,175	175,944
Tax uncertainties and other income tax liabilities	198,853	194,840
Long-term debt	3,682,798	3,683,909
Other non-current liabilities	643,686	743,165
Total liabilities	7,674,845	7,889,720
Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 11)
Stockholders’ equity (deficit):
Cumulative preferred stock, $50 par value, 4% convertible	4	4
Cumulative preference stock, no par value, $2.12 convertible	653	659
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	225,869	240,584
Retained earnings	4,683,949	4,600,217
Accumulated other comprehensive loss	(617,106)	(661,645)
Treasury stock, at cost (123,130,405 and 123,586,842 shares, respectively)	(4,525,664)	(4,542,143)
Total Pitney Bowes Inc. stockholders’ equity (deficit)	91,043	(38,986)
Total liabilities, noncontrolling interests and stockholders’ equity (deficit)	$8,062,258	$8,147,104
See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$163,264	$90,898
Restructuring payments	(26,245)	(29,745)
Special pension plan contributions	(95,000)	—
Tax payments related to sale of leveraged lease assets	(69,233)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of leveraged lease assets, net of tax	(12,886)	—
Depreciation and amortization	64,370	69,318
Stock-based compensation	4,377	3,918
Restructuring charges and asset impairments	—	26,024
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	34,798	51,868
(Increase) decrease in finance receivables	63,926	89,611
(Increase) decrease in inventories	925	(11,410)
(Increase) decrease in other current assets and prepayments	3,023	(835)
Increase (decrease) in accounts payable and accrued liabilities	(133,169)	(79,362)
Increase (decrease) in current and non-current income taxes	53,087	58,197
Increase (decrease) in advance billings	43,166	22,100
Increase (decrease) in other operating capital, net	1,592	6,179
Net cash provided by operating activities	95,995	296,761
Cash flows from investing activities:
Short-term and other investments	(32,949)	(11,144)
Capital expenditures	(50,029)	(34,676)
Proceeds from sale of leveraged lease assets	105,506	—
Net investment in external financing	(825)	(1,560)
Reserve account deposits	(25,674)	(5,995)
Net cash used in investing activities	(3,971)	(53,375)
Cash flows from financing activities:
Increase (decrease) in notes payable, net	177,830	(7,700)
Principal payments of long-term obligations	(150,000)	—
Proceeds from issuance of common stock	2,059	3,500
Dividends paid to stockholders	(74,938)	(75,423)
Net cash used in financing activities	(45,049)	(79,623)
Effect of exchange rate changes on cash and cash equivalents	12,340	3,943
Increase in cash and cash equivalents	59,315	167,706
Cash and cash equivalents at beginning of period	856,238	484,363
Cash and cash equivalents at end of period	$915,553	$652,069
Cash interest paid	$77,572	$77,558
Cash income tax payments (refund), net	$28,148	$(19,503)

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

1. Description of Business and Basis of Presentation
Pitney Bowes Inc. and its subsidiaries (PBI, the company, we, us, and our) is a global provider of software, hardware and services that enables both physical and digital communications and that integrates those physical and digital communications channels. We offer a full suite of equipment, supplies, software, services and solutions for managing and integrating physical and digital communication channels. We conduct our business activities in seven reporting segments within two business groups: Small & Medium Business Solutions and Enterprise Business Solutions. See Note 12 for information regarding our reportable segments.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2011 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In management's opinion, all adjustments, including normal recurring adjustments, considered necessary to present fairly our financial position at March 31, 2012, and the results of operations and cash flows for the three months ended March 31, 2012 and 2011 have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2012.
These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2011 (the 2011 Annual Report). Certain prior year amounts have been reclassified to conform to the current period presentation.
2. Inventories
Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials and work in process	$70,472	$63,216
Supplies and service parts	70,346	68,600
Finished products	64,177	71,958
Inventory at FIFO cost	204,995	203,774
Excess of FIFO cost over LIFO cost	(25,674)	(25,175)
Total inventory, net	$179,321	$178,599

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

3. Finance Assets
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
Finance receivables at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,692,255	$459,242	$2,151,497
Unguaranteed residual values	173,542	21,062	194,604
Unearned income	(337,164)	(104,739)	(441,903)
Allowance for credit losses	(24,914)	(11,035)	(35,949)
Net investment in sales-type lease receivables	1,503,719	364,530	1,868,249
Loan receivables
Loan receivables	415,425	41,296	456,721
Allowance for credit losses	(17,411)	(1,042)	(18,453)
Net investment in loan receivables	398,014	40,254	438,268
Net investment in finance receivables	$1,901,733	$404,784	$2,306,517

	December 31, 2011
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,727,653	$460,101	$2,187,754
Unguaranteed residual values	185,450	20,443	205,893
Unearned income	(348,286)	(102,618)	(450,904)
Allowance for credit losses	(28,661)	(12,039)	(40,700)
Net investment in sales-type lease receivables	1,536,156	365,887	1,902,043
Loan Receivables
Loan receivables	436,631	40,937	477,568
Allowance for credit losses	(20,272)	(2,458)	(22,730)
Net investment in loan receivables	416,359	38,479	454,838
Net investment in finance receivables	$1,952,515	$404,366	$2,356,881
Allowance for Credit Losses and Aging of Receivables
We estimate our finance receivable risks and provide allowances for credit losses accordingly. We establish credit approval limits based on the credit quality of the customer and the type of equipment financed. We believe that our concentration of credit risk is limited because of our large number of customers, small account balances for most of our customers and customer geographic and industry diversification.

Our policy is to discontinue revenue recognition for lease receivables that are more than 120 days past due and for unsecured loan receivables that are more than 90 days past due. We resume revenue recognition when customer payments reduce the account balance aging to 60 days or less past due. We evaluate the adequacy of the allowance for credit losses based on historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a customer's ability to pay and prevailing economic conditions, and make adjustments to the reserves as necessary. This evaluation is inherently subjective and actual results may differ significantly from estimated reserves.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

We maintain a program for U.S. borrowers in our North America loan portfolio who are experiencing financial difficulties, but are able to make reduced payments over an extended period of time. Upon acceptance into the program, the borrower’s credit line is closed, interest accrual is suspended, the borrower’s minimum required payment is reduced and the account is re-aged and classified as current. There is generally no forgiveness of debt or reduction of balances owed. The loans in the program are considered to be troubled debt restructurings because of the concessions granted to the borrower. At March 31, 2012 and December 31, 2011, loans in this program had a balance of $6 million and $7 million, respectively.

The allowance for credit losses for these modified loans is determined by the difference between cash flows expected to be received from the borrower discounted at the original effective rate and the carrying value of the loan. The allowance for credit losses related to such loans was $2 million at March 31, 2012 and December 31, 2011 and is included in the allowance for credit losses of North America loans in the table below. Management believes that the allowance for credit losses is adequate for these loans and all other loans in the portfolio. Write-offs of loans in the program totaled approximately $1 million for the previous twelve months.

Activity in the allowance for credit losses for finance receivables for the three months ended March 31, 2012 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2012	$28,661	$12,039	$20,272	$2,458	$63,430
Amounts charged to expense	(1,330)	572	283	(958)	(1,433)
Accounts written off	(2,417)	(1,576)	(3,144)	(458)	(7,595)
Balance at March 31, 2012	$24,914	$11,035	$17,411	$1,042	$54,402

The aging of finance receivables at March 31, 2012 and December 31, 2011 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
March 31, 2012
< 31 days past due	$1,604,761	$432,790	$394,913	$39,346	$2,471,810
> 30 days and < 61 days	35,892	10,495	10,542	970	57,899
> 60 days and < 91 days	25,941	6,238	4,318	509	37,006
> 90 days and < 121 days	7,530	3,756	2,732	151	14,169
> 120 days	18,131	5,963	2,920	320	27,334
Total	$1,692,255	$459,242	$415,425	$41,296	$2,608,218
Past due amounts > 90 days
Still accruing interest	$7,530	$3,756	$—	$—	$11,286
Not accruing interest	18,131	5,963	5,652	471	30,217
Total	$25,661	$9,719	$5,652	$471	$41,503

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
December 31, 2011
< 31 days past due	$1,641,706	$434,811	$414,434	$38,841	$2,529,792
> 30 days and < 61 days	41,018	10,152	12,399	1,066	64,635
> 60 days and < 91 days	24,309	5,666	4,362	425	34,762
> 90 days and < 121 days	4,912	3,207	2,328	186	10,633
> 120 days	15,708	6,265	3,108	419	25,500
Total	$1,727,653	$460,101	$436,631	$40,937	$2,665,322
Past due amounts > 90 days
Still accruing interest	$4,912	$3,207	$—	$—	$8,119
Not accruing interest	15,708	6,265	5,436	605	28,014
Total	$20,620	$9,472	$5,436	$605	$36,133
Credit Quality
The extension of credit and management of credit lines to new and existing customers uses a combination of an automated credit score, where available, and a detailed manual review of the customer’s financial condition and, when applicable, the customer’s payment history. Once credit is granted, the payment performance of the customer is managed through automated collections processes and is supplemented with direct follow up should an account become delinquent. We have robust automated collections and extensive portfolio management processes. The portfolio management processes ensure that our global strategy is executed, collection resources are allocated appropriately and enhanced tools and processes are implemented as needed.
We use a third party to score the majority of the North American portfolio on a quarterly basis using a commercial credit score. We do not use a third party to score our International portfolios because the cost to do so is prohibitive, it is a localized process and there is no single credit score model that covers all countries.
The table below shows the North American portfolio at March 31, 2012 and December 31, 2011 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	March 31, 2012	December 31, 2011
Sales-type lease receivables
Risk Level
Low	$1,037,825	$1,096,676
Medium	504,349	473,394
High	55,059	58,177
Not Scored	95,022	99,406
Total	$1,692,255	$1,727,653
Loan receivables
Risk Level
Low	$253,803	$269,547
Medium	136,881	115,490
High	18,965	21,081
Not Scored	5,776	30,513
Total	$415,425	$436,631

Although the relative score of accounts within each class is used as a factor in determining a customer credit limit, it is not indicative of our actual history of losses due to the business essential nature of our products and services. The aging schedule included above, showing approximately 1.6% of the portfolio as greater than 90 days past due, and the roll-forward schedule of the allowance for credit losses, showing the actual losses for the three months ended March 31, 2012 are more representative of the potential loss performance of our portfolio than relative risk based on scores, as defined by the third party.

Leveraged Leases
Our investment in leveraged lease assets consisted of the following:

	March 31, 2012	December 31, 2011
Rental receivables	$95,737	$810,306
Unguaranteed residual values	14,104	13,784
Principal and interest on non-recourse loans	(67,713)	(606,708)
Unearned income	(9,151)	(79,111)
Investment in leveraged leases	32,977	138,271
Less: deferred taxes related to leveraged leases	(21,233)	(101,255)
Net investment in leveraged leases	$11,744	$37,016
The following is a summary of the components of income from leveraged leases:

	Three Months Ended March 31,
	2012	2011
Pre-tax leveraged lease income	$793	$1,536
Income tax effect	19	(82)
Income from leveraged leases	$812	$1,454
During the quarter, we completed a sale of non-U.S. leveraged lease assets to the lessee for cash. The investment in the leveraged lease at the date of sale was $109 million and an after-tax gain of $13 million was recognized. The effects of the sale are not included in the table above.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

4. Intangible Assets and Goodwill
Intangible assets
Intangible assets at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$412,020	$(247,106)	$164,914	$409,489	$(237,536)	$171,953
Supplier relationships	29,000	(19,938)	9,062	29,000	(19,213)	9,787
Software & technology	171,519	(147,071)	24,448	170,286	(143,456)	26,830
Trademarks & trade names	34,299	(30,953)	3,346	33,908	(30,076)	3,832
Non-compete agreements	7,596	(7,475)	121	7,564	(7,363)	201
Total intangible assets	$654,434	$(452,543)	$201,891	$650,247	$(437,644)	$212,603

Amortization expense for intangible assets was $12 million and $15 million for the three months ended March 31, 2012 and 2011, respectively. The future amortization expense for intangible assets as of March 31, 2012 was as follows:

Amount
Remaining for year ended December 31, 2012	$32,188
Year ended December 31, 2013	39,022
Year ended December 31, 2014	34,996
Year ended December 31, 2015	31,062
Year ended December 31, 2016	22,875
Thereafter	41,748
Total	$201,891
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, future acquisitions and accelerated amortization.
Goodwill
The changes in the carrying amount of goodwill, by reporting segment, for the three months ended March 31, 2012 were as follows:

	December 31, 2011	Other (1)	March 31, 2012
North America Mailing	$352,897	$4,266	$357,163
International Mailing	176,285	5,816	182,101
Small & Medium Business Solutions	529,182	10,082	539,264
Production Mail	140,371	1,434	141,805
Software	667,124	2,942	670,066
Management Services	402,723	1,143	403,866
Mail Services	213,455	—	213,455
Marketing Services	194,233	—	194,233
Enterprise Business Solutions	1,617,906	5,519	1,623,425
Total	$2,147,088	$15,601	$2,162,689

(1)	Primarily foreign currency translation adjustments.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

5. Debt
During the quarter, we prepaid a $150 million term loan that was scheduled to mature in the fourth quarter of 2012. At March 31, 2012, outstanding commercial paper borrowings were $178 million at a weighted-average interest rate of 0.4%.
In April 2012, we entered into forward starting swap agreements with an aggregate notional value of $150 million to hedge interest rate risk associated with a forecasted issuance of long-term debt.
6. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary, has outstanding 300,000 shares, or $300 million, of perpetual voting preferred stock (the Preferred Stock) held by certain outside institutional investors. The holders of the Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the company. The Preferred Stock is entitled to cumulative dividends at a rate of 6.125% for a period of seven years after which it becomes callable and, if it remains outstanding, will yield a dividend that increases by 50% every six months thereafter. No dividends were in arrears at March 31, 2012 or December 31, 2011. There was no change in the carrying value of noncontrolling interests during the period ended March 31, 2012 or the year ended December 31, 2011.
7. Income Taxes
The effective tax rate for the three months ended March 31, 2012 and 2011 was 9.3% and 30.9%, respectively. The effective tax rate for the three months ended March 31, 2012 includes a $17 million tax benefit from the sale of non-U.S. leveraged lease assets and $22 million of tax benefits arising from the conclusion of tax examinations. The effective tax rate for the three months ended March 31, 2011 includes a $9 million tax benefit arising from a favorable conclusion of a foreign tax examination.
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the United States, other countries and local jurisdictions in which we have operations. Except for issues arising out of partnership investments, the IRS examination of tax years 2001-2004 is closed to audit and the examination of years 2005-2008 is expected to be closed to audit by the end of 2012. We have other domestic and international tax filings currently under examination or subject to examination.
We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications.  We believe we have established tax reserves that are appropriate given the possibility of tax adjustments.  However, determining the appropriate level of tax reserves requires judgment regarding the uncertain application of tax law and the possibility of tax adjustments. Future changes in tax reserve requirements could have a material impact, positive or negative, on our results of operations, financial position and cash flows.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

8. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2012 were as follows:

	Preferred stock	Preference stock	Common Stock	Additional Paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balances at December 31, 2011	$4	$659	$323,338	$240,584	$4,600,217	$(661,645)	$(4,542,143)	$(38,986)
Net income	—	—	—	—	158,670	—	—	158,670
Other comprehensive income	—	—	—	—	—	44,539	—	44,539
Cash dividends
Common ($0.375 per share)	—	—	—	—	(74,925)	—	—	(74,925)
Preference	—	—	—	—	(13)	—	—	(13)
Issuances of common stock	—	—	—	(18,931)	—	—	16,352	(2,579)
Conversions to common stock	—	(6)	—	(121)	—	—	127	—
Stock-based compensation expense	—	—	—	4,337	—	—	—	4,337
Balance at March 31, 2012	$4	$653	$323,338	$225,869	$4,683,949	$(617,106)	$(4,525,664)	$91,043

The components of accumulated other comprehensive loss at March 31, 2012 and 2011 were as follows:

	January 1, 2012	Other comprehensive income	March 31, 2012	January 1, 2011	Other comprehensive income	March 31, 2011
Foreign currency translation adjustments	83,952	33,359	117,311	137,521	50,817	188,338
Net unrealized loss (gain) on derivatives	(8,438)	49	(8,389)	(10,445)	(51)	(10,496)
Net unrealized gain (loss) on investment securities	4,387	(857)	3,530	1,439	(125)	1,314
Net unamortized (loss) gain on pension and postretirement plans	(741,546)	11,988	(729,558)	(602,321)	8,669	(593,652)
Accumulated other comprehensive (loss) income	$(661,645)	$44,539	$(617,106)	$(473,806)	$59,310	$(414,496)

9. Fair Value Measurements and Derivative Instruments
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
The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2012 and December 31, 2011. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$346,024	$283,575	$—	$629,599
Equity securities	—	24,888	—	24,888
Commingled fixed income securities	—	28,152	—	28,152
Debt securities - U.S. and foreign governments, agencies and municipalities	123,302	19,288	—	142,590
Debt securities - corporate	—	33,820	—	33,820
Mortgage-back / asset-back securities	—	136,322	—	136,322
Derivatives
Interest rate swaps	—	14,468	—	14,468
Foreign exchange contracts	—	900	—	900
Total assets	$469,326	$541,413	$—	$1,010,739
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(4,144)	$—	$(4,144)
Total liabilities	$—	$(4,144)	$—	$(4,144)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$239,157	$300,702	$—	$539,859
Equity securities	—	22,097	—	22,097
Commingled fixed income securities	—	27,747	—	27,747
Debt securities - U.S. and foreign governments, agencies and municipalities	93,175	19,042	—	112,217
Debt securities - corporate	—	31,467	—	31,467
Mortgage-back / asset-back securities	—	134,262	—	134,262
Derivatives
Interest rate swaps	—	15,465	—	15,465
Foreign exchange contracts	—	4,230	—	4,230
Total assets	$332,332	$555,012	$—	$887,344
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(1,439)	$—	$(1,439)
Total liabilities	$—	$(1,439)	$—	$(1,439)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Investment Securities
The valuation of investment securities is based on the market approach using inputs that are observable, or can be corroborated by observable data, in an active marketplace. The following information relates to our classification into the fair value hierarchy:

•
Money Market Funds / Commercial Paper: Money market funds typically invest in government securities, certificates of deposit, commercial paper and other highly liquid and low-risk securities. Money market funds are principally used for overnight deposits and are classified as Level 1 when unadjusted quoted prices in active markets are available and as Level 2 when they are not actively traded on an exchange. Direct investments in commercial paper are not listed on an exchange in an active market and are classified as Level 2.

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

The carrying value of our investment securities at March 31, 2012 and December 31, 2011 was $990 million and $861 million, respectively.
Investment securities include investments held by The Pitney Bowes Bank (PBB). PBB, a wholly-owned subsidiary, is a Utah-chartered Industrial Loan Company (ILC). The bank’s investments at March 31, 2012 were $316 million. These investments were reported on the Condensed Consolidated Balance Sheets as cash and cash equivalents of $27 million, short-term investments of $33 million and other assets of $256 million. The bank’s investments at December 31, 2011 were $282 million and were reported as cash and cash equivalents of $28 million, short-term investments of $11 million and other assets of $243 million.
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
The valuation of our interest rate swaps is based on the income approach using a model with inputs that are observable or that can be derived from or corroborated by observable market data. The valuation of our foreign exchange derivatives is based on the

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

market approach using observable market inputs, such as forward rates.

The fair value of our derivative instruments at March 31, 2012 and December 31, 2011 was as follows:

Designation of Derivatives	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$384	$780
	Other assets:
	Interest rate swaps	14,468	15,465
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	108	79
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	516	3,450
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	4,036	1,360
	Total Derivative Assets	$15,368	$19,695
	Total Derivative Liabilities	4,144	1,439
	Total Net Derivative Assets	$11,224	$18,256

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in earnings. The following represents the results of fair value hedging relationships for the three months ended March 31, 2012 and 2011:

		Three Months Ended March 31,
		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings
Derivative Instrument	Location of Gain (Loss)	2012	2011	2012	2011
Interest rate swaps	Interest expense	$3,327	$1,733	$(10,109)	$(4,625)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on the cash flow hedges is included in accumulated other comprehensive income (AOCI) in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At March 31, 2012 and December 31, 2011, we had outstanding contracts associated with these anticipated transactions with a notional amount of $22 million and $19 million, respectively. These contracts had a net asset value of less than $1 million at March 31, 2012 and December 31, 2011.
The amounts included in AOCI at March 31, 2012 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The following represents the results of cash flow hedging relationships for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2012	2011		2012	2011
Foreign exchange contracts	$(659)	$(315)	Revenue	$301	$(9)
			Cost of sales	(66)	(262)
				$235	$(271)

We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. At March 31, 2012, outstanding foreign exchange contracts to buy or sell various currencies had a net liability value of $3 million. These contracts mature in 2012. At December 31, 2011, outstanding foreign exchange contracts to buy or sell various currencies had a net asset value of $2 million.
The following represents the results of our non-designated derivative instruments for the three months ended March 31, 2012 and 2011:

		Three Months Ended March 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2012	2011
Foreign exchange contracts	Selling, general and administrative expense	$(4,224)	$(7,242)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At March 31, 2012, we were not required to post any collateral. The maximum amount of collateral that we would have been required to post at March 31, 2012, had the credit-risk-related contingent features been triggered, was $2 million.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, account payables and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations.  We classify our debt as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
Carrying value	$4,260,628	$4,233,909
Fair value	$4,419,066	$4,364,176

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

10. Restructuring Charges and Asset Impairments
2009 Program
In 2009, we implemented a series of strategic transformation initiatives designed to transform and enhance the way we operate as a global company (the 2009 Program). The initiatives were designed to enhance our responsiveness to changing market conditions and create improved processes and systems to further enable us to invest in future growth in areas such as our global customer interactions and product development processes. This program is substantially completed and we do not anticipate any further significant charges under this program. Most of the costs were cash-related charges. The majority of the remaining restructuring payments are expected to be paid through 2014; however, due to certain international labor laws and long-term lease agreements, some payments will extend beyond 2014. We expect that cash flows from operations will be sufficient to fund these payments.
Activity in the reserves for the restructuring actions taken in connection with the 2009 program for the three months ended March 31, 2012 was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2012	$96,036	$11,358	$107,394
Cash payments	(23,923)	(2,271)	(26,194)
Balance at March 31, 2012	$72,113	$9,087	$81,200
2007 Program
In 2007, we announced a program to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line (the 2007 Program). The program included charges primarily associated with older equipment that we had stopped selling upon transition to the new generation of fully digital, networked, and remotely-downloadable equipment. We are not recording additional restructuring charges under the 2007 Program; however, due to international labor laws and long-term lease agreements, we are still making cash payments under this program and expect these payments to be substantially complete by the end of 2012. We expect that cash flows from operations will be sufficient to fund these payments.

Activity in the reserves for the restructuring actions taken in connection with the 2007 program for the three months ended March 31, 2012 was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2012	$9,000	$2,717	$11,717
Cash payments	(51)	—	(51)
Balance at March 31, 2012	$8,949	$2,717	$11,666

11. Commitments and Contingencies
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

Our wholly owned subsidiary, Imagitas, Inc., was a defendant in several purported class actions initially filed in six different states. These lawsuits were coordinated in the United States District Court for the Middle District of Florida, In re: Imagitas, Driver’s Privacy Protection Act Litigation (Coordinated, May 28, 2007). Each of these lawsuits alleged that the Imagitas DriverSource program violated the federal Drivers Privacy Protection Act (DPPA). Under the DriverSource program, Imagitas entered into contracts with state governments to mail out automobile registration renewal materials along with third party advertisements, without revealing the personal information of any state resident to any advertiser. The DriverSource program assisted the state in performing its governmental function of delivering these mailings and funding the costs of them. The plaintiffs in these actions were seeking statutory damages under the DPPA. On December 21, 2009, the Eleventh Circuit Court affirmed the District Court’s

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

summary judgment decision in Rine, et al. v. Imagitas, Inc. (United States District Court, Middle District of Florida, filed August 1, 2006) which ruled in Imagitas’ favor and dismissed that litigation. That decision is now final, with no further appeals available. With respect to the remaining state cases, on December 30, 2011, the District Court ruled in Imagitas’ favor and dismissed the litigation. Plaintiff filed a notice of appeal to the Court of Appeals for the Eleventh Circuit. On April 2, 2012, the parties agreed to resolve the matter. The remaining plaintiffs have dismissed their appeal and Imagitas has withdrawn a Motion for Taxation of Costs. This litigation is now concluded with no payments made by Imagitas to plaintiffs.

On October 28, 2009, the company and certain of its current and former officers were named as defendants in NECA-IBEW Health & Welfare Fund v. Pitney Bowes Inc. et al., a class action lawsuit filed in the U.S. District Court for the District of Connecticut.  The complaint asserts claims under the Securities Exchange Act of 1934 on behalf of those who purchased the common stock of the company during the period between July 30, 2007 and October 29, 2007 alleging that the company, in essence, missed two financial projections.  Plaintiffs filed an amended complaint on September 20, 2010. After briefing on the motion to dismiss was completed, the plaintiffs filed a new amended complaint on February 17, 2012. We have moved to dismiss this new amended complaint. Based upon our current understanding of the facts and applicable laws, we do not believe there is a reasonable possibility that any loss will be been incurred.

We expect to prevail in the legal actions above; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, future results of operations or cash flows.
12. Segment Information
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Revenue and EBIT by business segment for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
Revenue:
North America Mailing	$461,305	$509,039
International Mailing	168,014	170,533
Small & Medium Business Solutions	629,319	679,572
Production Mail	115,016	131,606
Software	100,327	95,985
Management Services	230,630	241,624
Mail Services	150,156	144,283
Marketing Services	30,208	29,999
Enterprise Business Solutions	626,337	643,497
Total revenue	$1,255,656	$1,323,069

	Three Months Ended March 31,
	2012	2011
EBIT:
North America Mailing	$178,171	$179,661
International Mailing	19,997	23,193
Small & Medium Business Solutions	198,168	202,854
Production Mail	2,779	7,174
Software	10,692	5,512
Management Services	13,315	21,029
Mail Services	31,905	10,265
Marketing Services	4,817	4,160
Enterprise Business Solutions	63,508	48,140
Total EBIT	261,676	250,994
Reconciling items:
Interest, net (1)	(48,773)	(50,595)
Corporate and other expenses	(54,212)	(40,201)
Restructuring charges and asset impairments	—	(26,024)
Income from continuing operations before income taxes	$158,691	$134,174
(1) Includes financing interest expense, other interest expense and interest income.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

13. Pensions and Other Benefit Programs
Defined Benefit Pension Plans
The components of net periodic benefit cost for defined benefit pension plans for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	United States		Foreign
	2012	2011	2012	2011
Service cost	$4,954	$5,023	$2,018	$1,885
Interest cost	20,603	21,939	6,923	7,057
Expected return on plan assets	(30,618)	(29,818)	(8,023)	(7,945)
Amortization of transition credit	—	—	(2)	(2)
Amortization of prior service cost	205	36	28	44
Recognized net actuarial loss	13,314	9,414	3,496	2,738
Settlement	—	392	—	—
Curtailment	—	1,702	—	—
Net periodic benefit cost	$8,458	$8,688	$4,440	$3,777

As previously disclosed in our 2011 Annual Report, we expect to contribute about $100 million to our U.S. pension plans and about $30 million to our foreign pension plans in 2012. Through March 31, 2012, we contributed $87 million and $16 million to our U.S. and foreign pension plans, respectively. This includes the special contributions of $95 million. We will continue to assess our funding alternatives as the year progresses.
Nonpension Postretirement Benefit Plans
The components of net periodic benefit cost for nonpension postretirement benefit plans for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Service cost	$891	$871
Interest cost	3,075	3,471
Amortization of prior service credit	(523)	(565)
Amortization of net loss	2,367	1,994
Special termination benefits	—	67
Curtailment	—	850
Net periodic benefit cost	$5,810	$6,688
Contributions for benefit payments were $6 million for each of the three months ended March 31, 2012 and 2011.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

14. Earnings per Share
The calculation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 is presented below. The sum of earnings per share amounts may not equal the totals due to rounding.

	Three Months Ended March 31,
	2012	2011
Numerator:
Amounts attributable to common stockholders:
Income from continuing operations	$139,338	$88,186
Income (loss) from discontinued operations	19,332	(1,882)
Net income (numerator for diluted EPS)	158,670	86,304
Less: Preference stock dividend	(13)	(15)
Income attributable to common stockholders (numerator for basic EPS)	$158,657	$86,289
Denominator (in thousands):
Weighted-average shares used in basic EPS	199,960	203,690
Effect of dilutive shares:
Preferred stock	2	2
Preference stock	398	455
Stock plans	312	48
Weighted-average shares used in diluted EPS	200,672	204,195
Basic earnings per share:
Income from continuing operations	$0.70	$0.43
Income (loss) from discontinued operations	0.10	(0.01)
Net income	$0.79	$0.42
Diluted earnings per share:
Income from continuing operations	$0.69	$0.43
Income (loss) from discontinued operations	0.10	(0.01)
Net income	$0.79	$0.42
Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	13,811	14,337

15. Discontinued Operations
During the quarter ended March 31, 2012, we recognized $19 million of tax benefits in discontinued operations arising from the conclusion of tax examinations. Issues under review related to our Capital Services business that was sold in 2006.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements contained in this report and our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2011 (2011 Annual Report). All table amounts are presented in millions of dollars, unless otherwise stated. Table amounts may not sum to the total due to rounding.
Overview
For the first quarter of 2012, revenue decreased 5% to $1,256 million compared to the prior year, primarily driven by decreases in equipment sales (9%), supplies revenue (8%), rental revenue (10%) and financing revenue (10%). Foreign currency translation had a 1% unfavorable impact on revenue.

Net income from continuing operations attributable to common stockholders was $139 million, or $0.69 per diluted share for the quarter compared to $88 million or $0.43 per diluted share for the same period in the prior year. These results include the following items:

•	We completed a sale of non-U.S. leveraged lease assets resulting in an after-tax gain of $13 million;

•	We recognized in other income $7 million from additional insurance recoveries related to the February 2011 fire at our Dallas presort facility;

•	Our tax provision includes $22 million of tax benefits arising from the findings of various tax examinations.

For the three months ended March 31, 2012, cash flow generated from operations was $96 million. We also received cash of $106 million from the sale of leveraged lease assets and issued $178 million of commercial paper. We used cash to repay $150 million of long-term debt, pay $75 million of dividends to stockholders and fund capital investments of $50 million.

Outlook
The worldwide economy and business environment continue to cause many of our customers to remain cautious about spending; however, we continue to make progress in delivering new customer communications solutions that meet the needs of our broad range of customers. Small and Medium Business Solutions (SMB) revenue are expected to continue to be challenged by the gradual decline in physical mail volumes as alternative means of communications evolve and gain further acceptance. We anticipate a gradual improvement in equipment sales trends, particularly in the second half of 2012 due, in part, to global sales of our Connect+TM communications systems. But a recovery in overall SMB revenues will lag any recovery in equipment sales. We also anticipate revenue growth in certain of our Enterprise Business Solutions segments from increased demand for multi-year software licensing agreements and continued expansion in Mail Services operations.

We will continue our focus on streamlining our business operations and creating more flexibility in our cost structure. Our growth strategies will focus on leveraging our expertise in physical communications with our expanding capabilities in digital and hybrid communications. We see long-term opportunities and will continue to develop and invest in products, software, services and solutions that help customers grow their business by more effectively managing their physical and digital communications with their customers. We plan to increase our investment in the second quarter in digital and hybrid solutions. To fund these investments, we are expanding upon our productivity initiatives.

We expect our mix of revenue to continue to change, with a greater percentage of revenue coming from enterprise related products and solutions. We also expect to roll out other digitally-based products and services but do not expect them to have a significant impact on our revenues for 2012.

RESULTS OF OPERATIONS
First Quarter 2012 compared to First Quarter 2011
Business segment results
We conduct our business activities in seven reporting segments within two business groups, Small & Medium Business Solutions and Enterprise Business Solutions. The following table shows revenue and EBIT by business segment for the three months ended March 31, 2012 and 2011. Segment EBIT, a non-GAAP measure, is determined by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses not allocated to a particular business segment, restructuring charges, asset impairments and goodwill charges, which are recognized on a consolidated basis. Management uses segment EBIT to measure profitability and performance at the segment level. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. Refer to Note 12 to the Condensed Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes.

	Three Months Ended March 31,
	Revenue			EBIT
	2012	2011	% change	2012	2011	% change
North America Mailing	$461	$509	(9)%	$178	$180	(1)%
International Mailing	168	171	(1)%	20	23	(14)%
Small & Medium Business Solutions	629	680	(7)%	198	203	(2)%
Production Mail	115	132	(13)%	3	7	(61)%
Software	100	96	5%	11	6	94%
Management Services	231	242	(5)%	13	21	(37)%
Mail Services	150	144	4%	32	10	211%
Marketing Services	30	30	1%	5	4	16%
Enterprise Business Solutions	626	643	(3)%	64	48	32%
Total	$1,256	$1,323	(5)%	$262	$251	4%
Small & Medium Business Solutions
During the quarter, Small & Medium Business Solutions revenue decreased 7% to $629 million and EBIT decreased 2% to $198 million compared to the prior year. Within the Small & Medium Business Solutions group during the quarter:
North America Mailing revenue decreased 9% to $461 million compared to the prior year. Equipment sales declined 6% as continued concerns about economic conditions caused customers to delay purchases of new equipment and extend leases of existing equipment. Financing revenue declined 10% due to declining equipment sales in prior periods and supplies revenue declined 13% due to lower volumes. Rental revenue declined 11%, due in part to fewer meters in service and lower mail volumes, and a one-time adjustment to deferred revenue which reduced rental revenue by approximately 3%. EBIT decreased 1% to $178 million compared to the prior year due to the decline in revenue; however, EBIT margin improved as a result of ongoing productivity improvements and lower credit losses.
International Mailing revenue decreased 1% to $168 million compared to the prior year; however, excluding the impact of foreign currency translation, International Mailing revenue was up 1%. Excluding the effects of foreign currency, equipment sales increased 7% primarily due to an increase in sales in France due to a higher mix of equipment sales revenue compared to rentals revenue and higher sales in the Nordics, but was substantially offset by a decline in financing revenue of 7% as a result of lower equipment sales in prior periods. EBIT decreased 14% to $20 million compared to the prior year due to the sale of lower margin products.
Enterprise Business Solutions
During the quarter, Enterprise Business Solutions revenue decreased 3% to $626 million but EBIT increased 32% to $64 million compared to the prior year. Foreign currency translation had an unfavorable impact on revenue of 1%. Within the Enterprise Business Solutions group during the quarter:
Production Mail revenue decreased 13% to $115 million compared to the prior year primarily due to lower equipment sales as customers continue to prolong finalizing capital investment decisions and retain their existing equipment, particularly in the United States. Foreign currency translation had an unfavorable impact on revenue of 1%. Production Mail EBIT decreased 61% to $3 million compared to the prior year due to lower revenue and the sale of lower margin products in the quarter.

Software revenue increased 5% to $100 million compared to the prior year due to higher licensing revenue in the United States. EBIT increased 94% to $11 million compared to the prior year due to the increase in revenue and lower amortization expense.
Management Services revenue decreased 5% to $231 million and EBIT decreased 37% to $13 million compared to the prior year primarily due to account contractions and terminations in prior periods and pricing pressure on new business and contract renewals. Foreign currency translation had an unfavorable impact of 1% on revenue.
Mail Services revenue increased 4% to $150 million and EBIT increased 211% to $32 million compared to the prior year. However, prior period revenue and EBIT were adversely impacted by $7 million due to the fire that destroyed our Dallas presort facility and current period EBIT includes a benefit of $7 million from fire-related insurance recoveries. Excluding these items, revenue for the quarter was down 1% and EBIT increased 42% compared to the prior year. Revenue for the quarter benefited from higher standard mail volumes but was offset by a reduction in cross-border mail and package shipments. The underlying improvement in EBIT was due to the higher standard mail volumes in our Presort business and lower international shipping charges in our International Mail Services business.
Marketing Services revenue increased 1% due to an increase in the number of household moves compared to the prior year. EBIT increased 16% compared to the prior year due to margin improvements from productivity initiatives.
Revenues and cost of revenues by source
The following tables show revenues and costs of revenues by source for the three months ended March 31, 2012 and 2011.

Revenue
	Three Months Ended March 31,
	2012	2011	% change
Equipment sales	$220	$242	(9)%
Supplies	76	83	(8)%
Software	104	100	5%
Rentals	140	157	(10)%
Financing	127	141	(10)%
Support services	174	179	(3)%
Business services	414	423	(2)%
Total revenue	$1,256	$1,323	(5)%

Cost of revenue
	Three Months Ended March 31,
			Percentage of Revenue
	2012	2011	2012	2011
Cost of equipment sales	$97	$115	44.0%	47.5%
Cost of supplies	24	26	31.3%	31.6%
Cost of software	21	25	20.2%	25.3%
Cost of rentals	30	36	21.5%	22.9%
Financing interest expense	21	23	16.7%	16.6%
Cost of support services	115	115	66.3%	64.5%
Cost of business services	319	334	77.0%	78.8%
Total cost of revenue	$627	$674	50.0%	51.0%

Equipment sales
Equipment sales revenue decreased 9% to $220 million compared to the prior year as continued concerns about economic conditions resulted in customers delaying purchases of new equipment and extending leases of existing equipment. Foreign currency translation had an unfavorable impact of 1%. Cost of equipment sales as a percentage of revenue was 44.0% compared to 47.5% in the prior year primarily due to the mix of higher margin product sales in the mailing businesses and lease extensions.

Supplies
Supplies revenue decreased 8% to $76 million compared to the prior year due to reduced mail volumes and fewer installed meters worldwide. Foreign currency translation had an unfavorable impact of 1%. Cost of supplies as a percentage of revenue improved to 31.3% compared with 31.6% in the prior year.

Software
Software revenue increased 5% to $104 million compared to the prior year primarily due to higher licensing revenue in the United States. Cost of software as a percentage of revenue improved to 20.2% compared with 25.3% in the prior year due to the increase in licensing revenue and lower amortization expense.

Rentals
Rentals revenue decreased 10% to $140 million compared to the prior year, primarily due to a one-time adjustment to deferred revenue which reduced rental revenue in the mailing businesses by 4% and lower mail volumes and fewer meters in service worldwide accounting for the remaining decrease. Cost of rentals as a percentage of revenue improved to 21.5% compared to 22.9% in the prior year due to lower depreciation from lease extensions.

Financing
Financing revenue decreased 10% to $127 million compared to the prior year due to lower equipment sales in prior periods. Financing interest expense as a percentage of revenue was 16.7% compared to 16.6% in the prior year. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenue, we assume a 10:1 leveraging ratio of debt to equity and apply our overall effective interest rate to the average outstanding finance receivables.

Support Services
Support services revenue decreased 3% to $174 million compared to the prior year due to lower new mailing equipment placements worldwide. Foreign currency translation had an unfavorable impact of 1%. Cost of support services as a percentage of revenue increased to 66.3% compared with 64.5% in the prior year primarily due to lower pricing on new placements in Europe.

Business Services
Business services revenue decreased 2% to $414 million compared to the prior year. The decrease is primarily due to account contractions and terminations in prior periods and pricing pressures on new business and contract renewals in our Management Services business. Cost of business services as a percentage of revenue decreased to 77.0% compared with 78.8% in the prior year primarily due to higher standard mail volumes in our Presort business and lower international shipping charges in our International Mail Services business.
Selling, general and administrative (SG&A)
SG&A expense decreased 4% compared to the prior year due to prior and ongoing cost-cutting and productivity initiatives.
Other income, net
Other income, net of $3 million is comprised of income of $7 million from the recognition of insurance proceeds in connection with the 2011 fire at our Dallas presort facility partially offset by a pretax loss of $4 million on the sale of non-U.S. leveraged lease assets.
Income taxes
The effective tax rate for the three months ended March 31, 2012 and 2011 was 9.3% and 30.9%, respectively. The provision for income taxes for the 2012 quarter includes a $17 million tax benefit from the aforementioned sale of leveraged lease assets and $22 million of tax benefits arising from the conclusion of various tax examinations.
Discontinued operations
See Note 15 to the unaudited Condensed Consolidated Financial Statements.
Preferred stock dividends of subsidiaries attributable to noncontrolling interests
See Note 6 to the unaudited Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
We believe that cash flow from operations, existing cash and investments, as well as borrowing capacity under our commercial paper program should be sufficient to support our business operations, interest and dividend payments, share repurchases, capital expenditures, and to cover customer deposits. We have the ability to supplement this short-term liquidity, if necessary, and fund the long-term needs of our business through broad access to capital markets, a credit line facility, and our effective shelf registration statement. At March 31, 2012 and December 31, 2011, cash and cash equivalents and short-term investments on hand were $951 million and $869 million, respectively.

Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the United States but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws. It is our intention to permanently reinvest substantially all of these funds in our foreign operations. Cash and cash equivalents held by our foreign subsidiaries at March 31, 2012 and December 31, 2011 were $552 million and $538 million, respectively.

We continuously review our liquidity profile through published credit ratings and the credit default swap market. We monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers. There has not been a material variation in the underlying sources of cash flows currently used to finance our operations, and we have had consistent access to the commercial paper market.
Cash Flow Summary
The change in cash and cash equivalents is as follows:

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$96	$297
Net cash used in investing activities	(4)	(53)
Net cash used in financing activities	(45)	(80)
Effect of exchange rate changes on cash and cash equivalents	12	4
Increase in cash and cash equivalents	$59	$168

2012 Cash Flows
Net cash provided by operating activities consists primarily of net income adjusted for non-cash items and changes in operating assets and liabilities. Cash collections of finance and accounts receivables in excess of new billings contributed $99 million of cash, the timing of tax payments contributed $53 million of cash and higher advance billings contributed $43 million of cash. Uses of cash included payments of accounts payable and accrued liabilities of $133 million, primarily due to lower payroll related accruals and the payment of interest, special contributions to our pension plans of $95 million, tax payments related to the sale of leveraged lease assets of $69 million and restructuring payments of $26 million.
Net cash used in investing activities consisted of capital expenditures of $50 million, the net purchase of investment securities of $33 million and a decrease in reserve deposits at the Pitney Bowes Bank of $26 million. These uses were principally offset by proceeds of $106 million from the sale of leveraged lease assets.
Net cash used in financing activities consisted primarily of dividend payments to stockholders of $75 million and the repayment of our long-term debt of $150 million, partially offset by an increase in commercial paper borrowings of $178 million.

2011 Cash Flows
Net cash provided by operating activities included decreases in finance receivable and accounts receivable balances of $90 million and $52 million, respectively. Due to declining equipment sales, finance receivables have declined as cash collections exceed the financing of new business. Similarly, accounts receivables have declined primarily due to cash collections in excess of new billings. In addition, the timing of tax payments and tax refunds received contributed $58 million. Partially offsetting these positive impacts were $30 million in restructuring payments and a reduction in accounts payable and accrued liabilities of $79 million primarily due to the timing of payments.

Net cash used in investing activities consisted of capital expenditures of $35 million and the net purchase of investment securities of $11 million.

Net cash used in financing activities consisted primarily of dividend payments to stockholders of $75 million and net payments on commercial paper borrowings of $8 million.

Financings and Capitalization
We are a Well-Known Seasoned Issuer with the SEC, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is an important source of liquidity for us and, at March 31, 2012, we had a committed credit facility of $1.25 billion to support our commercial paper issuances. In April 2012, this credit facility was terminated and we entered into a new committed credit facility (Credit Agreement). The new Credit Agreement has a four-year term and provides credit commitments in the aggregate amount of $1 billion. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for senior unsecured credit agreements, including a financial covenant requiring a maximum of a 3.5 to 1.0 adjusted leverage ratio, which is the ratio of total adjusted debt to adjusted consolidated EBITDA, each as defined in the Credit Agreement. We have not drawn upon the Credit Agreement.
At March 31, 2012, outstanding commercial paper borrowings were $178 million at a weighted-average interest rate of 0.40%. During the three months ended March 31, 2012, commercial paper borrowings averaged $73 million at a weighted-average interest rate of 0.29% and the maximum amount outstanding at any time was $270 million.
During the quarter, we prepaid a $150 million term loan that was scheduled to mature in the fourth quarter of 2012. We currently have an additional $400 million of long-term debt scheduled to mature in the fourth quarter of 2012.
In April 2012, we entered into forward starting swap agreements with an aggregate notional value of $150 million to hedge interest rate risk associated with a forecasted issuance of long-term debt.
We contributed a total of $87 million to our U.S. pension plan and $16 million to our foreign pension plans in the quarter, which included the special contributions of $95 million. We anticipate making additional contributions of approximately $15 million to each of our U.S. and foreign pension plans during the year. We will reassess our funding alternatives as the year progresses.
On April 9, 2012, our Board of Directors declared a cash dividend of $0.375 per share, payable June 12, 2012 to stockholders of record on May 11, 2012.
Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2011 Annual Report.

Item 3: Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to the disclosures made in the 2011 Annual Report regarding this matter.
Item 4: Controls and Procedures
Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.
Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and internal control over financial reporting. Our CEO and CFO concluded that such disclosure controls and procedures were effective as of March 31, 2012, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. In addition, no changes in internal control over financial reporting occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 11 to the unaudited Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in the 2011 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. At March 31, 2012, we have remaining authorization to repurchase up to $50 million of our common stock. There were no share repurchases during the quarter ended March 31, 2012.

Item 6: Exhibits
See Index of Exhibits.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	May 8, 2012

/s/ Michael Monahan

Michael Monahan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Steven J. Green

Steven J. Green
Vice President – Finance and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description	Status or incorporation by reference

(12)	Computation of ratio of earnings to fixed charges	Exhibit 12

(31.1)	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Exhibit 31.1

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Exhibit 31.2

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document