Form 10-Q
period 2012-06-30
PITNEY BOWES INC /DE/
filed 2012-08-03
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2012.

Class	Outstanding
Common Stock, $1 par value per share	200,638,510 shares

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Equipment sales	$224,235	$242,921	$444,414	$484,552
Supplies	70,522	78,587	146,887	161,457
Software	104,551	105,516	208,901	205,081
Rentals	145,497	156,162	285,886	312,854
Financing	122,948	136,369	249,696	276,958
Support services	171,254	176,807	344,772	355,421
Business services	406,811	418,112	820,918	841,220
Total revenue	1,245,818	1,314,474	2,501,474	2,637,543
Costs and expenses:
Cost of equipment sales	106,718	104,385	203,634	219,138
Cost of supplies	20,863	25,562	44,734	51,754
Cost of software	24,404	24,898	45,497	50,110
Cost of rentals	31,850	36,109	62,075	72,016
Financing interest expense	20,642	22,192	41,781	45,485
Cost of support services	112,122	115,417	227,209	230,693
Cost of business services	313,553	325,250	632,529	658,817
Selling, general and administrative	391,606	432,715	802,791	859,326
Research and development	33,776	37,441	67,849	72,199
Restructuring charges and asset impairments	1,074	4,994	1,074	31,018
Other interest expense	30,353	28,550	59,720	57,074
Interest income	(2,003)	(2,215)	(3,736)	(3,437)
Other expense, net	4,372	—	1,138	—
Total costs and expenses	1,089,330	1,155,298	2,186,295	2,344,193
Income from continuing operations before income taxes	156,488	159,176	315,179	293,350
Provision for income taxes	52,271	53,012	67,030	94,406
Income from continuing operations	104,217	106,164	248,149	198,944
(Loss) income from discontinued operations, net of tax	—	(635)	19,332	(2,517)
Net income before attribution of noncontrolling interests	104,217	105,529	267,481	196,427
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,594	9,188	9,188
Net income - Pitney Bowes Inc.	$99,623	$100,935	$258,293	$187,239
Amounts attributable to common stockholders:
Income from continuing operations	$99,623	$101,570	$238,961	$189,756
(Loss) income from discontinued operations	—	(635)	19,332	(2,517)
Net income - Pitney Bowes Inc.	$99,623	$100,935	$258,293	$187,239
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$0.50	$0.50	$1.19	$0.93
Discontinued operations	—	—	0.10	(0.01)
Net income - Pitney Bowes Inc.	$0.50	$0.50	$1.29	$0.92
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$0.50	$0.50	$1.19	$0.93
Discontinued operations	—	—	0.10	(0.01)
Net income - Pitney Bowes Inc.	$0.50	$0.49	$1.29	$0.92

(1)	The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income - Pitney Bowes Inc.	$99,623	$100,935	$258,293	$187,239
Other comprehensive income, net of tax:
Foreign currency translations	(53,267)	25,164	(19,908)	75,981
Net unrealized gain on cash flow hedges, net of tax of $321, $273, $353 and $245, respectively	504	438	553	387
Net unrealized gain on investment securities, net of tax of $790, $790, $242 and $710, respectively	1,235	1,236	378	1,111
Amortization of pension and postretirement costs, net of tax of $6,580, $4,856, $13,466 and $9,833, respectively	10,976	8,496	22,964	17,165
Other comprehensive income	(40,552)	35,334	3,987	94,644
Comprehensive income - Pitney Bowes Inc.	59,071	136,269	262,280	281,883
Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,594	9,188	9,188
Total comprehensive income	$63,665	$140,863	$271,468	$291,071

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$499,772	$856,238
Short-term investments	38,549	12,971
Accounts receivable, gross	691,332	755,485
Allowance for doubtful accounts receivables	(30,233)	(31,855)
Accounts receivable, net	661,099	723,630
Finance receivables	1,221,086	1,296,673
Allowance for credit losses	(31,781)	(45,583)
Finance receivables, net	1,189,305	1,251,090
Inventories	187,562	178,599
Current income taxes	20,107	102,556
Other current assets and prepayments	124,922	134,774
Total current assets	2,721,316	3,259,858
Property, plant and equipment, net	391,651	404,146
Rental property and equipment, net	251,495	258,711
Finance receivables	1,072,641	1,123,638
Allowance for credit losses	(19,960)	(17,847)
Finance receivables, net	1,052,681	1,105,791
Investment in leveraged leases	32,725	138,271
Goodwill	2,133,559	2,147,088
Intangible assets, net	188,657	212,603
Non-current income taxes	44,299	89,992
Other assets	528,614	530,644
Total assets	$7,344,997	$8,147,104
LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,701,135	$1,840,465
Current income taxes	230,242	242,972
Notes payable and current portion of long-term obligations	375,000	550,000
Advance billings	466,926	458,425
Total current liabilities	2,773,303	3,091,862
Deferred taxes on income	30,472	175,944
Tax uncertainties and other income tax liabilities	223,603	194,840
Long-term debt	3,306,473	3,683,909
Other non-current liabilities	633,510	743,165
Total liabilities	6,967,361	7,889,720
Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 11)
Stockholders’ equity (deficit):
Cumulative preferred stock, $50 par value, 4% convertible	4	4
Cumulative preference stock, no par value, $2.12 convertible	653	659
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	227,136	240,584
Retained earnings	4,708,485	4,600,217
Accumulated other comprehensive loss	(657,658)	(661,645)
Treasury stock, at cost (122,995,133 and 123,586,842 shares, respectively)	(4,520,692)	(4,542,143)
Total Pitney Bowes Inc. stockholders’ equity (deficit)	81,266	(38,986)
Total liabilities, noncontrolling interests and stockholders’ equity (deficit)	$7,344,997	$8,147,104
See Notes to Condensed Consolidated Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$267,481	$196,427
Restructuring payments	(47,875)	(51,968)
Special pension plan contributions	(95,000)	(123,000)
Tax payments related to sale of leveraged lease assets	(84,904)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of leveraged lease assets, net of tax	(12,886)	—
Depreciation and amortization	131,607	137,635
Stock-based compensation	8,852	8,656
Restructuring charges and asset impairments	1,074	31,018
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	60,176	82,030
(Increase) decrease in finance receivables	113,034	139,793
(Increase) decrease in inventories	(9,428)	(7,435)
(Increase) decrease in other current assets and prepayments	3,161	4,466
Increase (decrease) in accounts payable and accrued liabilities	(87,468)	(85,361)
Increase (decrease) in current and non-current income taxes	86,555	105,235
Increase (decrease) in advance billings	17,178	885
Increase (decrease) in other operating capital, net	18,610	11,020
Net cash provided by operating activities	370,167	449,401
Cash flows from investing activities:
Short-term and other investments	(30,966)	(36,236)
Capital expenditures	(88,751)	(88,017)
Proceeds from sale of leveraged lease assets	105,506	—
Net investment in external financing	(3,464)	(3,132)
Reserve account deposits	2,334	18,088
Net cash used in investing activities	(15,341)	(109,297)
Cash flows from financing activities:
Decrease in notes payable, net	—	(50,000)
Principal payments of long-term obligations	(550,000)	—
Proceeds from issuance of common stock	4,274	7,170
Stock repurchases	—	(49,998)
Dividends paid to stockholders	(150,025)	(150,863)
Dividends paid to noncontrolling interests	(9,188)	(9,188)
Net cash used in financing activities	(704,939)	(252,879)
Effect of exchange rate changes on cash and cash equivalents	(6,353)	6,860
(Decrease) increase in cash and cash equivalents	(356,466)	94,085
Cash and cash equivalents at beginning of period	856,238	484,363
Cash and cash equivalents at end of period	$499,772	$578,448
Cash interest paid	$99,477	$100,131
Cash income tax payments (refund), net	$63,998	$(7,859)

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2011 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In management's opinion, all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly our financial position, results of operations and cash flows for the periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2012.
These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2011 (the 2011 Annual Report). Certain prior year amounts have been reclassified to conform to the current period presentation.
2. Inventories
Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials and work in process	$68,456	$63,216
Supplies and service parts	72,552	68,600
Finished products	72,535	71,958
Inventory at FIFO cost	213,543	203,774
Excess of FIFO cost over LIFO cost	(25,981)	(25,175)
Total inventory, net	$187,562	$178,599

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
Finance receivables at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,638,414	$447,317	$2,085,731
Unguaranteed residual values	163,736	20,336	184,072
Unearned income	(325,882)	(103,142)	(429,024)
Allowance for credit losses	(23,881)	(9,041)	(32,922)
Net investment in sales-type lease receivables	1,452,387	355,470	1,807,857
Loan receivables
Loan receivables	407,327	45,621	452,948
Allowance for credit losses	(16,530)	(2,289)	(18,819)
Net investment in loan receivables	390,797	43,332	434,129
Net investment in finance receivables	$1,843,184	$398,802	$2,241,986

	December 31, 2011
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,727,653	$460,101	$2,187,754
Unguaranteed residual values	185,450	20,443	205,893
Unearned income	(348,286)	(102,618)	(450,904)
Allowance for credit losses	(28,661)	(12,039)	(40,700)
Net investment in sales-type lease receivables	1,536,156	365,887	1,902,043
Loan receivables
Loan receivables	436,631	40,937	477,568
Allowance for credit losses	(20,272)	(2,458)	(22,730)
Net investment in loan receivables	416,359	38,479	454,838
Net investment in finance receivables	$1,952,515	$404,366	$2,356,881
Allowance for Credit Losses and Aging of Receivables
We estimate our finance receivable risks and provide allowances for credit losses accordingly. We establish credit approval limits based on the credit quality of the customer and the type of equipment financed. We believe that our concentration of credit risk is limited because of our large number of customers, small account balances for most of our customers, and customer geographic and industry diversification.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

We maintain a program for U.S. borrowers in our North America loan portfolio who are experiencing financial difficulties, but are able to make reduced payments over an extended period of time. Upon acceptance into the program, the borrower’s credit line is closed, interest accrual is suspended, the borrower’s minimum required payment is reduced and the account is re-aged and classified as current. There is generally no forgiveness of debt or reduction of balances owed. The loans in the program are considered to be troubled debt restructurings because of the concessions granted to the borrower. At June 30, 2012 and December 31, 2011, loans in this program had a balance of $5 million and $7 million, respectively.

The allowance for credit losses for these modified loans is determined by the difference between cash flows expected to be received from the borrower discounted at the original effective rate and the carrying value of the loan. The allowance for credit losses related to such loans was $1 million at June 30, 2012 and $2 million at December 31, 2011 and is included in the allowance for credit losses of North America loans in the table below. Management believes that the allowance for credit losses is adequate for these loans and all other loans in the portfolio. Write-offs of loans in the program for the past twelve months were less than $1 million.

Activity in the allowance for credit losses for finance receivables for the six months ended June 30, June 30, 2012 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2012	$28,661	$12,039	$20,272	$2,458	$63,430
Amounts charged to expense	288	53	2,284	422	3,047
Accounts written off	(5,068)	(3,051)	(6,026)	(591)	(14,736)
Balance at June 30, 2012	$23,881	$9,041	$16,530	$2,289	$51,741

The aging of finance receivables at June 30, 2012 and December 31, 2011 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
June 30, 2012
< 31 days	$1,556,971	$419,905	$387,285	$43,646	$2,407,807
> 30 days and < 61 days	32,991	11,043	11,372	1,291	56,697
> 60 days and < 91 days	22,348	4,893	3,660	327	31,228
> 90 days and < 121 days	8,044	3,809	2,404	147	14,404
> 120 days	18,060	7,667	2,606	210	28,543
Total	$1,638,414	$447,317	$407,327	$45,621	$2,538,679
Past due amounts > 90 days
Still accruing interest	$8,044	$3,809	$—	$—	$11,853
Not accruing interest	18,060	7,667	5,010	357	31,094
Total	$26,104	$11,476	$5,010	$357	$42,947

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
December 31, 2011
< 31 days	$1,641,706	$434,811	$414,434	$38,841	$2,529,792
> 30 days and < 61 days	41,018	10,152	12,399	1,066	64,635
> 60 days and < 91 days	24,309	5,666	4,362	425	34,762
> 90 days and < 121 days	4,912	3,207	2,328	186	10,633
> 120 days	15,708	6,265	3,108	419	25,500
Total	$1,727,653	$460,101	$436,631	$40,937	$2,665,322
Past due amounts > 90 days
Still accruing interest	$4,912	$3,207	$—	$—	$8,119
Not accruing interest	15,708	6,265	5,436	605	28,014
Total	$20,620	$9,472	$5,436	$605	$36,133
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
The table below shows the North American portfolio at June 30, 2012 and December 31, 2011 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	June 30, 2012	December 31, 2011
Sales-type lease receivables
Risk Level
Low	$1,041,255	$1,096,676
Medium	470,064	473,394
High	49,313	58,177
Not Scored	77,782	99,406
Total	$1,638,414	$1,727,653
Loan receivables
Risk Level
Low	$243,419	$269,547
Medium	145,053	115,490
High	13,720	21,081
Not Scored	5,135	30,513
Total	$407,327	$436,631

Although the relative score of accounts within each class is used as a factor in determining a customer credit limit, it is not indicative of our actual history of losses due to the business essential nature of our products and services. The aging schedule included above, showing approximately 1.7% of the portfolio as greater than 90 days past due, and the roll-forward schedule of the allowance for credit losses, showing the actual losses for the six months ended June 30, 2012 are more representative of the potential loss performance of our portfolio than relative risk based on scores, as defined by the third party.

Leveraged Leases
Our investment in leveraged lease assets consisted of the following:

	June 30, 2012	December 31, 2011
Rental receivables	$88,942	$810,306
Unguaranteed residual values	13,816	13,784
Principal and interest on non-recourse loans	(61,497)	(606,708)
Unearned income	(8,536)	(79,111)
Investment in leveraged leases	32,725	138,271
Less: deferred taxes related to leveraged leases	(20,117)	(101,255)
Net investment in leveraged leases	$12,608	$37,016
The following is a summary of the components of income from leveraged leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pre-tax leveraged lease income	$432	$1,558	$1,225	$3,094
Income tax effect	7	(81)	26	(163)
Income from leveraged leases	$439	$1,477	$1,251	$2,931
During 2012, we sold certain non-U.S. leveraged lease assets for cash. The investment in the leveraged lease assets at the date of sale was $109 million and an after-tax gain of $13 million was recognized. The effects of the sale are not included in the table above.
4. Intangible Assets and Goodwill
Intangible assets
Intangible assets at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$408,401	$(253,404)	$154,997	$409,489	$(237,536)	$171,953
Supplier relationships	29,000	(20,662)	8,338	29,000	(19,213)	9,787
Software & technology	169,998	(147,759)	22,239	170,286	(143,456)	26,830
Trademarks & trade names	34,560	(31,575)	2,985	33,908	(30,076)	3,832
Non-compete agreements	7,381	(7,283)	98	7,564	(7,363)	201
Total intangible assets	$649,340	$(460,683)	$188,657	$650,247	$(437,644)	$212,603

Amortization expense for intangible assets was $11 million and $14 million for the three months ended June 30, 2012 and 2011, respectively, and $23 million and $29 million for the six months ended June 30, 2012 and 2011, respectively. The future amortization expense for intangible assets as of June 30, 2012 was as follows:

Remaining for year ended December 31, 2012	$21,622
Year ended December 31, 2013	41,849
Year ended December 31, 2014	36,496
Year ended December 31, 2015	32,541
Year ended December 31, 2016	23,997
Thereafter	32,152
Total	$188,657
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, future acquisitions and accelerated amortization.
Goodwill
The changes in the carrying amount of goodwill, by reporting segment, for the six months ended June 30, 2012 were as follows:

	December 31, 2011	Other (1)	June 30, 2012
North America Mailing	$352,897	$(2,787)	$350,110
International Mailing	189,067	(11,698)	177,369
Small & Medium Business Solutions	541,964	(14,485)	527,479
Production Mail	127,589	640	128,229
Software	667,124	650	667,774
Management Services	402,723	(333)	402,390
Mail Services	213,455	(1)	213,454
Marketing Services	194,233	—	194,233
Enterprise Business Solutions	1,605,124	956	1,606,080
Total	$2,147,088	$(13,529)	$2,133,559

(1)	Primarily foreign currency translation adjustments.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

5. Debt
On June 30, 2012, we redeemed our $400 million, 4.625% notes (the 2012 Notes) that were due in October 2012. As a result of the early redemption of the 2012 Notes, we recorded a net charge of $2 million in other expense, net as a loss on the extinguishment of debt. The charge is comprised of a make-whole payment and a gain recognized upon the termination of interest rate swap contracts related to the 2012 Notes.
In April 2012, we entered into forward starting swap agreements with an aggregate notional value of $150 million to hedge interest rate risk associated with the planned issuance of long-term debt before the end of the second quarter. We chose not to issue debt within the planned time period, and on June 29, 2012, the swap agreements expired and we recorded a loss of $6 million in other expense, net during the quarter ended June 30, 2012.
In March 2012, we redeemed, at par plus accrued interest, a $150 million term loan that was scheduled to mature in the fourth quarter of 2012.
During the quarter, commercial paper borrowings averaged $142 million at a weighted-average interest rate of 0.38% and the maximum amount outstanding at any time was $343 million. At June 30, 2012, there was no outstanding commercial paper borrowings.
6. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary, has 300,000 shares, or $300 million, of outstanding perpetual voting preferred stock (the Preferred Stock) held by certain institutional investors. The holders of the Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the company. The Preferred Stock is entitled to cumulative dividends at a rate of 6.125% through 2016 after which it becomes callable and, if it remains outstanding, will yield a dividend that increases by 50% every six months thereafter. No dividends were in arrears at June 30, 2012 or December 31, 2011. There was no change in the carrying value of noncontrolling interests during the period ended June 30, 2012 or the year ended December 31, 2011.
7. Income Taxes
The effective tax rate for the three months ended June 30, 2012 and 2011 was 33.4% and 33.3%, respectively. The effective tax rate for the six months ended June 30, 2012 and 2011 was 21.3% and 32.2%, respectively. The effective tax rate for the six months ended June 30, 2012 includes a $17 million tax benefit from the sale of non-U.S. leveraged lease assets and tax benefits of $22 million arising from the conclusion of tax examinations. The effective tax rate for the six months ended June 30, 2011 includes a $9 million tax benefit arising from a favorable conclusion of a foreign tax examination.
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the United States, other countries and local jurisdictions in which we have operations. Except for issues arising out of certain partnership investments, the IRS examination of tax years 2001-2004 is closed to audit and the examination of years 2005-2008 is expected to be closed to audit by the end of 2012. Other significant tax filings subject to examination include various post-2000 U.S. state and local, post 2007 Canadian and German, and post-2008 French and U.K. tax filings. We have other less significant tax filings currently under examination or subject to examination.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

8. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2012 and 2011 were as follows:

	Preferred stock	Preference stock	Common Stock	Additional Paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balances at December 31, 2011	$4	$659	$323,338	$240,584	$4,600,217	$(661,645)	$(4,542,143)	$(38,986)
Net income	—	—	—	—	258,293	—	—	258,293
Other comprehensive income	—	—	—	—	—	3,987	—	3,987
Cash dividends
Common ($0.75 per share)	—	—	—	—	(149,999)	—	—	(149,999)
Preference	—	—	—	—	(26)	—	—	(26)
Issuances of common stock	—	—	—	(22,176)	—	—	21,321	(855)
Conversions to common stock	—	(6)	—	(124)	—	—	130	—
Stock-based compensation expense	—	—	—	8,852	—	—	—	8,852
Balance at June 30, 2012	$4	$653	$323,338	$227,136	$4,708,485	$(657,658)	$(4,520,692)	$81,266

	Preferred stock	Preference stock	Common Stock	Additional Paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balances at December 31, 2010	$4	$752	$323,338	$250,928	$4,282,316	$(473,806)	$(4,480,113)	$(96,581)
Net income	—	—	—	—	187,239	—	—	187,239
Other comprehensive income	—	—	—	—	—	94,644	—	94,644
Cash dividends
Common ($0.74 per share)	—	—	—	—	(150,834)	—	—	(150,834)
Preference	—	—	—	—	(29)	—	—	(29)
Issuances of common stock	—	—	—	(23,836)	—	—	29,570	5,734
Conversions to common stock	—	(11)	—	(244)	—	—	255	—
Stock-based compensation expense	—	—	—	8,656	—	—	—	8,656
Repurchase of common stock	—	—	—		—	—	(49,998)	(49,998)
Balance at June 30, 2011	$4	$741	$323,338	$235,504	$4,318,692	$(379,162)	$(4,500,286)	$(1,169)

The components of accumulated other comprehensive loss at June 30, 2012 and 2011 were as follows:

	January 1, 2012	Other comprehensive income	June 30, 2012	January 1, 2011	Other comprehensive income	June 30, 2011
Foreign currency translation adjustments	$83,952	$(19,908)	$64,044	$137,521	$75,981	$213,502
Net unrealized (loss) gain on derivatives	(8,438)	553	(7,885)	(10,445)	387	(10,058)
Net unrealized gain on investment securities	4,387	378	4,765	1,439	1,111	2,550
Net unamortized (loss) gain on pension and postretirement plans	(741,546)	22,964	(718,582)	(602,321)	17,165	(585,156)
Accumulated other comprehensive loss	$(661,645)	$3,987	$(657,658)	$(473,806)	$94,644	$(379,162)

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
The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2012 and December 31, 2011. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy.

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$244,403	$25,345	$—	$269,748
Equity securities	—	23,605	—	23,605
Commingled fixed income securities	—	28,660	—	28,660
Debt securities - U.S. and foreign governments, agencies and municipalities	115,387	20,890	—	136,277
Debt securities - corporate	—	34,834	—	34,834
Mortgage-backed / asset-backed securities	—	139,808	—	139,808
Derivatives
Interest rate swaps	—	11,036	—	11,036
Foreign exchange contracts	—	5,810	—	5,810
Total assets	$359,790	$289,988	$—	$649,778
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(4,950)	$—	$(4,950)
Total liabilities	$—	$(4,950)	$—	$(4,950)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$239,157	$300,702	$—	$539,859
Equity securities	—	22,097	—	22,097
Commingled fixed income securities	—	27,747	—	27,747
Debt securities - U.S. and foreign governments, agencies and municipalities	93,175	19,042	—	112,217
Debt securities - corporate	—	31,467	—	31,467
Mortgage-backed / asset-backed securities	—	134,262	—	134,262
Derivatives
Interest rate swaps	—	15,465	—	15,465
Foreign exchange contracts	—	4,230	—	4,230
Total assets	$332,332	$555,012	$—	$887,344
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(1,439)	$—	$(1,439)
Total liabilities	$—	$(1,439)	$—	$(1,439)
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

•
Commingled Fixed Income Securities: Mutual funds that invest in a variety of fixed income securities including securities of the U.S. government and its agencies, corporate debt, mortgage-backed securities and asset-backed securities. The value of the funds is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding, as reported by the fund manager. These commingled funds are not listed on an exchange in an active market and are classified as Level 2.

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

The carrying value of our investment securities at June 30, 2012 and December 31, 2011 was $625 million and $861 million, respectively.
Investment securities include investments held by The Pitney Bowes Bank, a wholly-owned subsidiary and a Utah-chartered

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Industrial Loan Company. The bank’s investments at June 30, 2012 and December 31, 2011 were $343 million and $282 million, respectively. These investments are reported on the Condensed Consolidated Balance Sheets as cash and cash equivalents, short-term investments and other assets depending on the type of investment and maturity.
We have not experienced any write-offs in our investment portfolio. The majority of our MBS are either guaranteed or supported by the U.S. government. Market events have not caused our money market funds to experience declines in their net asset value below $1.00 per share or to incur imposed limits on redemptions. We have no investments in inactive markets that would warrant a possible change in our pricing methods or classification within the fair value hierarchy. Further, we have no investments in auction rate securities.
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

The fair value of our derivative instruments at June 30, 2012 and December 31, 2011 was as follows:

Designation of Derivatives	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$597	$780
	Other assets:
	Interest rate swaps	11,036	15,465
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(5)	(79)
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	5,213	3,450
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(4,945)	(1,360)

	Total Derivative Assets	$16,846	$19,695
	Total Derivative Liabilities	(4,950)	(1,439)
	Total Net Derivative Assets	$11,896	$18,256

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in earnings. The following represents the results of fair value hedging relationships for the three and six months ended June 30, 2012 and 2011:

		Three Months Ended June 30,
		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings
Derivative Instrument	Location of Gain (Loss)	2012	2011	2012	2011
Interest rate swaps	Interest expense	$3,446	$3,133	$(10,059)	$(8,281)

		Six Months Ended June 30,
		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings
Derivative Instrument	Location of Gain (Loss)	2012	2011	2012	2011
Interest rate swaps	Interest expense	$6,773	$4,866	$(20,168)	$(12,906)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in accumulated other comprehensive income (AOCI) in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At June 30, 2012 and December 31, 2011, we had outstanding contracts associated with these anticipated transactions with a notional amount of $21 million and $19 million, respectively. These contracts had a net asset value of approximately $1 million at June 30, 2012 and December 31, 2011.
The amounts included in AOCI at June 30, 2012 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.
The following represents the results of cash flow hedging relationships for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2012	2011		2012	2011
Foreign exchange contracts	$(150)	$618	Revenue	$473	$(122)
			Cost of sales	(7)	(292)
				$466	$(414)

	Six Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2012	2011		2012	2011
Foreign exchange contracts	$(809)	$303	Revenue	$774	$(131)
			Cost of sales	(73)	(554)
				$701	$(685)
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. At June 30, 2012, outstanding foreign exchange contracts to buy or sell various currencies had a net asset value of less than $1 million. These contracts mature in 2012. At December 31, 2011, outstanding foreign exchange contracts to buy or sell various currencies had a net asset value of $2 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The following represents the results of our non-designated derivative instruments for the three and six months ended June 30, June 30, 2012 and 2011:

		Three Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2012	2011
Foreign exchange contracts	Selling, general and administrative expense	$1,157	$(13,619)

		Six Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2012	2011
Foreign exchange contracts	Selling, general and administrative expense	(3,067)	(20,861)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At June 30, 2012, we were not required to post any collateral. The maximum amount of collateral that we would have been required to post at June 30, 2012, had the credit-risk-related contingent features been triggered, was $2 million.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, account payables and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations.  We classify our debt as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
Carrying value	$3,681,473	$4,233,909
Fair value	$3,783,459	$4,364,176

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

Activity in restructuring reserves for the 2009 Program for the six months ended June 30, 2012 was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2012	$96,036	$11,358	$107,394
Expenses, net	3,072	(1,462)	1,610
Cash payments	(42,958)	(3,354)	(46,312)
Balance at June 30, 2012	$56,150	$6,542	$62,692
2007 Program
In 2007, we announced a program to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line (the 2007 Program). The program included charges primarily associated with older equipment that we had stopped selling upon transition to the new generation of fully digital, networked, and remotely-downloadable equipment. We are not recording additional restructuring charges under the 2007 Program; however, due to international labor laws and long-term lease agreements, we are still making cash payments under this program. We expect that cash flows from operations will be sufficient to fund these payments.

Activity in the restructuring reserves for the 2007 Program for the six months ended June 30, 2012 was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2012	$9,000	$2,717	$11,717
Reserve adjustments	(464)	(72)	(536)
Cash payments	(1,055)	(508)	(1,563)
Balance at June 30, 2012	$7,481	$2,137	$9,618

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

In October 2009, the company and certain of its current and former officers were named as defendants in NECA-IBEW Health & Welfare Fund v. Pitney Bowes Inc. et al., a class action lawsuit filed in the U.S. District Court for the District of Connecticut.  The complaint asserts claims under the Securities Exchange Act of 1934 on behalf of those who purchased the common stock of the company during the period between July 30, 2007 and October 29, 2007 alleging that the company, in essence, missed two financial projections.  Plaintiffs filed an amended complaint in September 2010. After briefing on the motion to dismiss was completed, the plaintiffs filed a new amended complaint on February 17, 2012. We have moved to dismiss this new amended complaint. Based upon our current understanding of the facts and applicable laws, we do not believe there is a reasonable possibility that any loss has been incurred. We expect to prevail in this legal action; however, as litigation is inherently unpredictable, there can be no assurance in this regard. If the plaintiffs do prevail, the results may have a material effect on our financial position, results of operations or cash flows.
w12. Segment Information
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Revenue and EBIT by business segment for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
North America Mailing	$453,484	$493,653	$914,789	$1,002,692
International Mailing	165,480	176,158	333,494	346,691
Small & Medium Business Solutions	618,964	669,811	1,248,283	1,349,383
Production Mail	123,067	133,769	238,083	265,375
Software	99,874	99,783	200,201	195,768
Management Services	227,561	240,461	458,191	482,085
Mail Services	140,507	134,273	290,663	278,556
Marketing Services	35,845	36,377	66,053	66,376
Enterprise Business Solutions	626,854	644,663	1,253,191	1,288,160
Total revenue	$1,245,818	$1,314,474	$2,501,474	$2,637,543

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
EBIT:
North America Mailing	$167,870	$175,786	$346,041	$355,447
International Mailing	21,758	26,735	41,755	49,928
Small & Medium Business Solutions	189,628	202,521	387,796	405,375
Production Mail	5,594	9,223	8,373	16,397
Software	8,487	9,542	19,179	15,054
Management Services	12,606	19,979	25,921	41,008
Mail Services	27,085	9,819	58,990	20,084
Marketing Services	7,503	6,792	12,320	10,952
Enterprise Business Solutions	61,275	55,355	124,783	103,495
Total EBIT	250,903	257,876	512,579	508,870
Reconciling items:
Interest, net (1)	(48,992)	(48,527)	(97,765)	(99,122)
Corporate and other expenses	(44,349)	(45,179)	(98,561)	(85,380)
Restructuring charges and asset impairments	(1,074)	(4,994)	(1,074)	(31,018)
Income from continuing operations before income taxes	$156,488	$159,176	$315,179	$293,350
(1) Includes financing interest expense, other interest expense and interest income.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

13. Pensions and Other Benefit Programs
Defined Benefit Pension Plans
The components of net periodic benefit cost for defined benefit pension plans for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	United States		Foreign
	2012	2011	2012	2011
Service cost	$4,515	$4,702	$2,013	$1,929
Interest cost	19,917	21,931	6,934	7,198
Expected return on plan assets	(30,194)	(31,711)	(8,041)	(8,088)
Amortization of transition credit	—	—	(2)	(2)
Amortization of prior service cost	197	37	27	44
Recognized net actuarial loss	13,165	9,347	3,492	2,787
Settlement	—	—	250	—
Special termination benefits	—	368	—	10
Curtailment	—	394	—	224
Net periodic benefit cost	$7,600	$5,068	$4,673	$4,102

	Six Months Ended June 30,
	United States		Foreign
	2012	2011	2012	2011
Service cost	$9,469	$9,725	$4,031	$3,814
Interest cost	40,520	43,870	13,857	14,255
Expected return on plan assets	(60,812)	(61,529)	(16,064)	(16,033)
Amortization of transition credit	—	—	(4)	(4)
Amortization of prior service cost	402	73	55	88
Recognized net actuarial loss	26,479	18,761	6,988	5,525
Settlement	—	—	250	—
Special termination benefits	—	760	—	10
Curtailment	—	2,096	—	224
Net periodic benefit cost	$16,058	$13,756	$9,113	$7,879

Through June 30, 2012, we contributed $90 million to our U.S. pension plan and $23 million to our foreign pension plans. This includes special contributions of $85 million to our U.S. pension plan and $10 million to our foreign pension plans.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Nonpension Postretirement Benefit Plans
The components of net periodic benefit cost for nonpension postretirement benefit plans for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$868	$796	$1,759	$1,667
Interest cost	2,714	3,300	5,789	6,771
Amortization of prior service credit	(523)	(687)	(1,046)	(1,252)
Amortization of net loss	1,690	1,839	4,057	3,833
Special termination benefits	—	46	—	113
Curtailment	—	386	—	1,236
Net periodic benefit cost	$4,749	$5,680	$10,559	$12,368
Contributions for benefit payments were $8 million for each of the three months ended June 30, 2012 and 2011 and $14 million and $15 million for the six months ended June 30, 2012 and 2011, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

14. Earnings per Share
The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 is presented below. The sum of earnings per share amounts may not equal the totals due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Amounts attributable to common stockholders:
Income from continuing operations	$99,623	$101,570	$238,961	$189,756
(Loss) income from discontinued operations	—	(635)	19,332	(2,517)
Net income (numerator for diluted EPS)	99,623	100,935	258,293	187,239
Less: Preference stock dividend	(13)	(14)	(26)	(29)
Income attributable to common stockholders (numerator for basic EPS)	$99,610	$100,921	$258,267	$187,210
Denominator (in thousands):
Weighted-average shares used in basic EPS	200,252	203,171	200,091	203,372
Effect of dilutive shares:
Preferred stock	2	2	2	2
Preference stock	398	453	399	454
Stock plans	459	459	407	399
Weighted-average shares used in diluted EPS	201,111	204,085	200,899	204,227
Basic earnings per share:
Income from continuing operations	$0.50	$0.50	$1.19	$0.93
Income (loss) from discontinued operations	—	—	0.10	(0.01)
Net income	$0.50	$0.50	$1.29	$0.92
Diluted earnings per share:
Income from continuing operations	$0.50	$0.50	$1.19	$0.93
Income (loss) from discontinued operations	—	—	0.10	(0.01)
Net income	$0.50	$0.49	$1.29	$0.92
Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	13,737	14,224	14,517	14,023

15. Discontinued Operations
During the six months ended June 30, 2012, we recognized $19 million of tax benefits in discontinued operations arising from the conclusion of tax examinations. Discontinued operations relate to our Capital Services business that was sold in 2006.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as “estimate”, “target”, “project”, “plan”, “believe”, “expect”, “anticipate”, “intend”, and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	mailers’ utilization of alternative means of communication or competitors’ products

•	timely development and acceptance of new products and services

•	successful entry into new markets

•	success in gaining product approval in new markets where regulatory approval is required

•	changes in postal or banking regulations

•	interrupted use of key information systems

•	third-party suppliers’ ability to provide product components, assemblies or inventories

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	changes in privacy laws

•	intellectual property infringement claims

•	regulatory approvals and satisfaction of other conditions to consummate and integrate any acquisitions

•	negative developments in economic conditions, including adverse impacts on customer demand

•	our success at managing customer credit risk

•	significant changes in pension, health care and retiree medical costs

•	changes in interest rates, foreign currency fluctuations or credit ratings

•	income tax adjustments or other regulatory levies for prior audit years and changes in tax laws or regulations

•	impact on mail volume resulting from concerns over the use of the mail for transmitting harmful biological agents

•	changes in international or national political conditions, including any terrorist attacks

•	acts of nature
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
Overview
For the second quarter of 2012, revenue decreased 5% to $1,246 million compared to $1,314 million in the prior year quarter driven by an 8% decline in equipment sales as some customers continue to prolong finalizing investment decisions, a 10% decline in financing revenue due to lower equipment sales in prior periods, a 7% decline in rentals revenue and 10% decline in supplies revenue due to a decrease in mail volumes and our installed meter base. Foreign currency translation had an unfavorable impact of 2% on revenue in the quarter.

Net income from continuing operations attributable to common stockholders was $100 million, or $0.50 per diluted share for the quarter compared to $102 million or $0.50 per diluted share for the prior year quarter.

For the six months ended June 30, 2012, we generated $370 million of cash flow from operations and received $106 million from the sale of leveraged lease assets. We used cash to redeem $550 million of long-term debt, pay dividends of $159 million to our stockholders and fund capital investments of $89 million.

For the six months ended June 30, 2012, revenue decreased 5% to $2,501 million compared to $2,638 million for the six months ended June 30, 2011. Net income from continuing operations attributable to common stockholders was $239 million, or $1.19 per diluted share for the six months ended June 30, 2012 compared to $190 million, or $0.93 per diluted share for the six months ended June 30, 2011.

Outlook
The worldwide economy and business environment, including the economic situation in Europe, continue to cause many of our customers to remain cautious about spending; however, we continue to make progress in delivering new customer communications solutions that meet the needs of our broad range of customers. Small and Medium Business Solutions (SMB) revenues are expected to continue to be challenged by the decline in physical mail volumes as alternative means of communications evolve and gain further acceptance. We anticipate that the rate of decline in mailing equipment sales will lessen, due in part to global sales of our Connect+ communications systems. A slowing of the rate of decline for overall SMB revenue will lag that of equipment sales because of the recurring revenue streams that follow after each equipment sale. We anticipate revenue growth in certain of our Enterprise Business Solutions segments from demand for multi-year software licensing agreements, continued expansion in Mail Services operations and market acceptance for our new solutions that help customers grow their business by more effectively managing their physical and digital communications with their customers.

We will continue to focus on streamlining our business operations and creating more flexibility in our cost structure. Our growth strategies will focus on leveraging our expertise in physical communications with our expanding capabilities in digital and hybrid communications. We will continue to develop and invest in products, software, services and solutions that help customers grow their business by more effectively communicating with their customers across physical, digital and hybrid channels.

We expect our mix of revenue to continue to change, with a greater percentage of revenue coming from enterprise-related products and solutions. We also expect to continue to roll out digitally-based products and services but do not expect them to have a significant impact on our revenues for 2012.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

Revenue
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% change	2012	2011	% change
Equipment sales	$224	$243	(8)%	$444	$485	(8)%
Supplies	71	79	(10)%	147	161	(9)%
Software	105	106	(1)%	209	205	2%
Rentals	145	156	(7)%	286	313	(9)%
Financing	123	136	(10)%	250	277	(10)%
Support services	171	177	(3)%	345	355	(3)%
Business services	407	418	(3)%	821	841	(2)%
Total revenue	$1,246	$1,314	(5)%	$2,501	$2,638	(5)%

Cost of revenue
	Three Months Ended June 30,				Six Months Ended June 30,
			Percentage of Revenue				Percentage of Revenue
	2012	2011	2012	2011	2012	2011	2012	2011
Cost of equipment sales	$107	$104	47.6%	43.0%	$204	$219	45.8%	45.2%
Cost of supplies	21	26	29.6%	32.5%	45	52	30.5%	32.1%
Cost of software	24	25	23.3%	23.6%	45	50	21.8%	24.4%
Cost of rentals	32	36	21.9%	23.1%	62	72	21.7%	23.0%
Financing interest expense	21	22	16.8%	16.3%	42	45	16.7%	16.4%
Cost of support services	112	115	65.5%	65.3%	227	231	65.9%	64.9%
Cost of business services	314	325	77.1%	77.8%	633	659	77.1%	78.3%
Total cost of revenue	$630	$654	50.6%	49.7%	$1,257	$1,328	50.3%	50.4%

Equipment sales
Equipment sales revenue decreased 8% in both the quarter and year-to-date periods to $224 million and $444 million, respectively, compared with the same periods in 2011 as customers continue to postpone purchases of new equipment. Foreign currency translation had an unfavorable impact on revenue of 3% and 2% on the quarter and year-to-date periods, respectively. Cost of equipment sales as a percentage of revenue increased to 47.6% in the quarter compared to 43.0% in the prior year quarter due to a higher mix of lower margin product sales together with pricing pressure on competitive placements. Cost of equipment sales as a percentage of revenue for the year-to-date period was 45.8% compared to 45.2% in the prior year period.
Supplies
Supplies revenue decreased 10% to $71 million and 9% to $147 million in the quarter and year-to-date periods, respectively, compared with the same periods in 2011 primarily due to reduced mail volumes, fewer installed meters worldwide and lower ink and toner sales. Foreign currency translation had an unfavorable impact on revenue of 3% and 2% on the quarter and year-to-date periods, respectively. Cost of supplies as a percentage of revenue improved to 29.6% in the quarter compared with 32.5% in the prior year quarter and to 30.5% in the year-to-date period compared to 32.1% in the comparable prior year period primarily due to a favorable mix of higher margin core supplies sales and price increases.

Software
Software revenue decreased 1% to $105 million in the quarter and increased 2% to $209 million in the year-to-date period compared with the same periods in 2011. Foreign currency had an unfavorable impact on revenue of 3% in the quarter and 2% in the year-to-date period. The underlying increase in revenue in the quarter and year-to-date periods was primarily due to growth in licensing revenue in North America and Latin America, which was partially offset by a decline in Europe. Cost of software as a percentage of revenue improved slightly in the quarter to 23.3% compared with 23.6% in the prior year quarter. On a year-to-date basis, cost of software as a percentage of revenue improved to 21.8% compared with 24.4% in the prior year-to-date period due to higher revenue and lower intangible asset amortization expense.

Rentals
Rentals revenue decreased 7% to $145 million and 9% to $286 million in the quarter and year-to-date period, respectively, compared with the same periods in 2011 due to lower mail volumes and fewer meters in service worldwide. The year-to-date decrease also includes a one-time adjustment to deferred revenue which reduced rental revenue in the mailing businesses by 2%. Foreign currency translation had an unfavorable impact of 2% and 1% on the quarter and year-to-date revenue, respectively. Cost of rentals as a percentage of revenue improved in the quarter to 21.9% compared to 23.1% in the prior year quarter and to 21.7% for the year-to-date period compared with 23.0% in the prior year-to-date period due to lower depreciation expense.

Financing
Financing revenue decreased 10% in both the quarter and year-to-date periods to $123 million and $250 million, respectively, compared with the same periods in 2011 due to lower equipment sales in prior periods. Financing interest expense as a percentage of revenue in the quarter was 16.8% compared to 16.3% in the prior year quarter and 16.7% for the year-to-date period compared to 16.4% in the prior year-to-date period. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenue, we assume a 10:1 leveraging ratio of debt to equity and apply our overall effective interest rate to the average outstanding finance receivables.

Support Services
Support services revenue decreased 3% in both the quarter and year-to-date periods to $171 million and $345 million, respectively, compared with the same periods in 2011. The overall decrease was driven primarily by the unfavorable impacts of foreign currency translation, which reduced revenue by 3% and 2% in the quarter and year-to-date periods, respectively. Cost of support services as a percentage of revenue was 65.5% in the quarter compared with 65.3% in the prior year quarter. Cost of support services as a percentage of revenue in the year-to-date period increased to 65.9% compared to 64.9% in the prior year-to-date period primarily due to pricing pressure on new placements and renewal contracts.

Business Services
Business services revenue decreased 3% to $407 million and 2% to $821 million in the quarter and year-to-date period, respectively, compared with the same periods in 2011. The decrease is primarily due to account contractions and terminations in prior periods and pricing pressures on new business and contract renewals in our Management Services business. Foreign currency translation had an unfavorable impact of 1% on both the quarter and year-to-date revenue. Cost of business services as a percentage of revenue in the quarter and year-to-date periods was 77.1% compared with 77.8% in the prior year quarter and 78.3% in the prior year year-to-date period. The improvement was primarily due to an increase in higher margin standard mail volumes in our Presort business and improved margins in our International Mail Services business.

Selling, general and administrative (SG&A)
SG&A expense decreased 10% to $392 million in the quarter and 7% to $803 million in the year-to-date period compared to the same periods in the prior year. These decreases are primarily due to a 5% decrease in employee-related costs in the quarter and year-to-date periods due to prior restructuring actions and productivity initiatives and a 2% decrease in depreciation and amortization expense in the quarter and year-to-date periods as a result of lower capital expenditures in prior periods.
Restructuring charges and asset impairments
Restructuring charges and asset impairments were $1 million, net for the three and six months ended June 30, 2012 compared to $5 million and $31 million for the three and six months ended June 30, 2011, respectively. By the end of 2011, our major restructuring programs were substantially completed and we do not expect significant charges in 2012. See Note 10 to the unaudited Condensed Consolidated Financial Statements.
Other expense, net
Other expense, net for the quarter and year-to-date periods of 2012 is comprised of the following:

	(Income) / Expense
	Quarter	Year-to-date
Insurance proceeds	$(4)	$(11)
Loss on forward starting swap agreement	6	6
Make-whole payment on early termination of debt	4	4
Gain on termination of interest rate swap contracts	(2)	(2)
Pretax loss on sale of certain leverage lease assets	—	4
Other expense, net	$4	$1

For the quarter and six months ended June 30, 2012, we received insurance proceeds of $4 million and $11 million, respectively, in connection with the 2011 fire at our Dallas presort facility.
In April 2012, we entered into forward starting swap agreements with an aggregate notional value of $150 million to hedge interest rate risk associated with a forecasted issuance of long-term debt. Our anticipated debt issuance did not occur and these swap agreements expired June 29, 2012, resulting in a loss of $6 million.
On June 30, 2012, we redeemed our $400 million, 4.625% notes (the 2012 Notes) that were due in October 2012. As a result of the early redemption of the 2012 Notes, we incurred a loss of $4 million for a make-whole payment offset by a gain of $2 million associated with the termination of interest rate swap contracts related to the 2012 Notes.
In the first quarter of 2012, we completed a sale of certain non-U.S. leveraged lease assets to the lessee for cash and incurred a pretax loss of $4 million. We also recognized a tax benefit of $17 million associated with this sale, which is included in the provision for income taxes.
Income taxes
See Note 7 to the unaudited Condensed Consolidated Financial Statements.
Discontinued operations
See Note 15 to the unaudited Condensed Consolidated Financial Statements.
Preferred stock dividends of subsidiaries attributable to noncontrolling interests
See Note 6 to the unaudited Condensed Consolidated Financial Statements.

Business segment results
We conduct our business activities in seven reporting segments within two business groups, Small & Medium Business Solutions and Enterprise Business Solutions. The following tables show revenue and EBIT by business segment for the three and six months ended June 30, 2012 and 2011. Segment EBIT, a non-GAAP measure, is determined by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses not allocated to a particular business segment, restructuring charges, asset impairments and goodwill charges, which are recognized on a consolidated basis. Management uses segment EBIT to measure profitability and performance at the segment level. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. Refer to Note 12 to the Condensed Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes.

Revenue	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% change	2012	2011	% change
North America Mailing	$453	$494	(8)%	$915	$1,003	(9)%
International Mailing	165	176	(6)%	333	347	(4)%
Small & Medium Business Solutions	619	670	(8)%	1,248	1,349	(7)%
Production Mail	123	134	(8)%	238	265	(10)%
Software	100	100	—%	200	196	2%
Management Services	228	240	(5)%	458	482	(5)%
Mail Services	141	134	5%	291	279	4%
Marketing Services	36	36	(1)%	66	66	—%
Enterprise Business Solutions	627	645	(3)%	1,253	1,288	(3)%
Total	$1,246	$1,314	(5)%	$2,501	$2,638	(5)%

EBIT	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% change	2012	2011	% change
North America Mailing	$168	$176	(5)%	$346	$355	(3)%
International Mailing	22	27	(19)%	42	50	(16)%
Small & Medium Business Solutions	190	203	(6)%	388	405	(4)%
Production Mail	6	9	(39)%	8	16	(49)%
Software	8	10	(11)%	19	15	27%
Management Services	13	20	(37)%	26	41	(37)%
Mail Services	27	10	176%	59	20	194%
Marketing Services	8	7	10%	12	11	12%
Enterprise Business Solutions	61	55	11%	125	103	21%
Total	$251	$258	(3)%	$513	$509	1%
Small & Medium Business Solutions
Small & Medium Business Solutions revenue for the quarter and year-to-date periods decreased 8% to $619 million and 7% to $1,248 million, respectively, compared the same periods in 2011.  EBIT decreased 6% to $190 million and 4% to $388 million the quarter and year-to-date periods, respectively, compared to the same periods in 2011. Within the Small & Medium Business Solutions group:
North America Mailing
Revenue for the North America Mailing segment decreased 8% to $453 million and 9% to $915 million in the quarter and year-to-date periods, respectively, compared with the same periods in 2011. Equipment sales declined 8% in the quarter and year-to-date periods due to the continued decline in mail volumes and continued concerns about economic conditions which is impacting customers purchasing decisions. Financing revenue declined 9% in the quarter and 10% in the year-to-date periods due to declining equipment sales in prior periods. Rentals revenue declined 7% and 9% in the quarter and year-to-date periods, respectively, primarily due to fewer meters in service. Supplies revenue declined 13% in both the quarter and year-to-date periods due to lower mail volumes, a declining installed meter base and lower ink and toner sales.
EBIT decreased 5% to $168 million and 3% to $346 million in the quarter and year-to-date periods, respectively, compared with the same periods in 2011 primarily due to the decline in revenue; however, EBIT margins improved as a result of ongoing productivity improvements, the decline in low-margin ink and toner sales and lower credit losses.

International Mailing
Revenue for the International Mailing segment decreased 6% to $165 million and 4% to $333 million in the quarter and year-to-date periods, respectively, compared with the same periods in 2011; however, foreign currency translation had an unfavorable impact on revenue of 7% and 5% in the quarter and year-to-date periods, respectively. Excluding the effects of foreign currency, the underlying revenue increase in the quarter and year-to-date periods was driven by higher equipment and supplies sales. Partially offsetting the underlying year-to-date revenue increase was lower rentals revenue, primarily due to a change in mix from rentals to equipment sales in France.

EBIT decreased 19% to $22 million and 16% to $42 million in the quarter and year-to-date periods, respectively, compared with the same periods in 2011 primarily due to the mix of lower margin product sales and foreign currency translation which had an unfavorable impact on EBIT of 7% and 5% in the quarter and year-to-date periods, respectively.
Enterprise Business Solutions
Enterprise Business Solutions revenue for the quarter and year-to-date periods decreased 3% to $627 million and $1,253 million, respectively, compared to the same periods in 2011. EBIT increased 11% to $61 million in the quarter and 21% to $125 million for the year-to-date period compared with the same periods in 2011; however, these results were impacted by the fire in 2011 that destroyed a presort facility located in Dallas, and are discussed in the Mail Services section below. Within the Enterprise Business Solutions group:
Production Mail
Revenue for the Production Mail segment decreased 8% to $123 million and 10% to $238 million in the quarter and year-to-date periods, respectively, compared with the same periods in 2011, primarily due to a decline in equipment sales as customers continue to prolong finalizing capital investment decisions and opting to retain their existing equipment longer than usual, particularly in the United States. Foreign currency translation had an unfavorable impact on revenue of 3% and 2% in the quarter and year-to-date periods, respectively.

EBIT decreased 39% to $6 million and 49% to $8 million in the quarter and year-to-date periods respectively, compared with the same periods in 2011 due to the decline in revenue, the sale of lower margin products and continued investment in Volly.

Software
Revenue for the Software segment for the quarter was flat compared to last year at $100 million. We continue to see growth in licensing revenue in North America and Latin America; however, revenue growth in North America and Latin America in the second quarter was offset by a decline in revenue in Europe. For the year-to-date period, revenue increased 2% to $200 million compared to last year as year-to-date growth in licensing revenue in North America and Latin America more than offset the decline in Europe. Foreign currency translation had an unfavorable impact on revenue of 3% and 2% in the quarter and year-to-date periods, respectively.

EBIT decreased 11% to $8 million in the quarter as lower revenue in our international operations and channel investments to expand our product line globally more than offset the benefit of lower intangible asset amortization expense. For the year-to-date period, EBIT increased 27% to $19 million compared with the same period in 2011 due to higher revenue in North America and Latin America and lower intangible asset amortization expense partially offset by the EBIT decline in our international operations.

Management Services
Revenue for the Management Services segment decreased 5% in both the quarter and year-to-date periods to $228 million and $458 million, respectively and EBIT decreased 37% in both the quarter and year-to-date periods to $13 million and $26 million, respectively, compared with the same periods in 2011. The decline in revenue and EBIT was primarily due to account contractions and terminations in prior periods and pricing pressure on new business and contract renewals. Foreign currency translation had an unfavorable impact on revenue of 2% and 1% in the quarter and year-to-date periods, respectively.

Mail Services
Revenue for the Mail Services segment increased 5% to $141 million and 4% to $291 million in the quarter and year-to-date periods, respectively, compared with the same periods in 2011. However, revenue in the prior quarter and year-to-date periods was adversely impacted by $9 million and $17 million, respectively, due to the fire that destroyed our Dallas presort facility. Excluding the impact of the fire, revenue decreased 2% in both the quarter and year-to-date periods primarily due to lower volumes in our International Mail Services business partially offset by higher standard mail volumes in our Presort business.

EBIT increased 176% to $27 million and 194% to $59 million in the quarter and year-to-date periods, respectively, compared with the same periods in 2011. However, EBIT for the prior year quarter and year-to-date periods was reduced $9 million and $16 million, respectively, by the effects of the fire. Additionally, EBIT for the current year quarter and year-to-date periods includes a benefit of $4 million and $11 million, respectively, from fire-related insurance recoveries. Excluding these items, EBIT for the quarter and year-to-date periods increased 19% and 30%, respectively, from higher standard mail volumes in our Presort business and improved margins in our International Mail Services business.

Marketing Services
Revenue for the Marketing Services segment was basically flat for the quarter and year-to-date periods at $36 million and $66 million, respectively, when compared to the same periods in 2011. EBIT was up slightly for the quarter and year-to-date periods at $8 million and $12 million, respectively, compared with the same periods in 2011 due to reduced print production costs and ongoing productivity initiatives.

LIQUIDITY AND CAPITAL RESOURCES
We believe that cash flow from operations, existing cash and investments, as well as borrowing capacity under our commercial paper program should be sufficient to support our business operations, interest and dividend payments, share repurchases, capital expenditures, and to cover customer deposits. We have the ability to supplement this short-term liquidity, if necessary, and fund the long-term needs of our business through broad access to capital markets, a credit line facility, and our effective shelf registration statement. At June 30, 2012 and December 31, 2011, cash and cash equivalents and short-term investments on hand were $538 million and $869 million, respectively.

Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Cash and cash equivalents held by our foreign subsidiaries at June 30, 2012 and December 31, 2011 were $160 million and $538 million, respectively. Most of these amounts could be repatriated to the United States but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws. With the exception of net cash received from our recent sales of leveraged leases, it is our intention to permanently reinvest substantially all of our foreign cash in our foreign operations.

We continuously review our liquidity profile through published credit ratings and the credit default swap market. We monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers. There has not been a material variation in the underlying sources of cash flows currently used to finance our operations, and we have had consistent access to the commercial paper market. During the second quarter, one of the rating agencies reduced our credit ratings. There can be no assurances that one or more of the rating agencies will not take additional adverse actions in the future.
Cash Flow Summary
The change in cash and cash equivalents is as follows:

	Six Months Ended June 30,
	2012	2011	Change
Net cash provided by operating activities	$370	$449	$(79)
Net cash used in investing activities	(15)	(109)	94
Net cash used in financing activities	(705)	(253)	(452)
Effect of exchange rate changes on cash and cash equivalents	(6)	7	(13)
(Decrease) increase in cash and cash equivalents	$(356)	$94	$(450)
Net cash provided by operating activities was $370 million for the six months ended June 30, 2012 compared to $449 million for the six months ended June 30, 2011. The decrease of $79 million was primarily due to higher tax payments in 2012 due to tax payments related to the sale of leveraged lease assets and income tax refunds received in 2011 and lower collections of finance and accounts receivables.

Net cash used in investing activities was $15 million for the six months ended June 30, 2012 compared to $109 million for the six months ended June 30, 2011. The decrease in cash used in investing activities was primarily due to cash proceeds of $106 million received from the sale of leveraged lease assets in 2012.

Net cash used in financing activities was $705 million for the six months ended June 30, 2012 compared to $253 million for the six months ended June 30, 2011. The increase in cash used in financing activities was due to the repayment of $550 million of long-term debt during the six months ended June 30, 2012 compared to the repayment of $50 million of commercial paper borrowings during the six months ended June 30, 2011. There were no share repurchases in the six months ended June 30, 2012 compared to $50 million of share repurchases in the six months ended June 30, 2011.

Financings and Capitalization
We are a Well-Known Seasoned Issuer with the Securities and Exchange Commission, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is an important source of liquidity for us and a committed credit facility of $1.0 billion to support our commercial paper issuances. The new credit agreement, entered into April 2012, has a four-year term and contains affirmative and negative covenants that we believe are usual and customary for senior unsecured credit agreements, including a financial covenant requiring a maximum of a 3.5 to 1.0 adjusted leverage ratio, which is the ratio of total adjusted debt to adjusted consolidated EBITDA, each as defined in the credit agreement. We have not drawn upon the credit agreement.
During the quarter, commercial paper borrowings averaged $142 million at a weighted-average interest rate of 0.38% and the maximum amount outstanding at any time was $343 million. At June 30, 2012, there was no outstanding commercial paper borrowings.

On June 30, 2012, we redeemed the 2012 Notes that were scheduled to mature in October 2012. The redemption of the 2012 Notes included the payment of all accrued interest through the redemption date, a make-whole payment of $4 million and the receipt of $2 million from the termination of interest rate swap contracts related to the 2012 Notes. We also prepaid a $150 million term loan at par value plus accrued interest in March 2012.
During the quarter, we entered into forward starting swap agreements to hedge interest rate risk associated with the planned issuance of long-term debt before the end of the second quarter. We chose not to issue debt within the planned time period, and on June 29, 2012, the swap agreements expired and we made a $6 million cash payment.
Cash contribution to our pension plans were $10 million in the quarter and $113 million through June 30, 2012, and includes special contributions of $95 million. We anticipate making additional contributions of approximately $10 million to each of our U.S. and foreign pension plans during the year. We will reassess our funding alternatives as the year progresses.
On July 9, 2012, our Board of Directors declared a cash dividend of $0.375 per share, payable September 12, 2012 to stockholders of record on August 10, 2012.

Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2011 Annual Report.

Item 3: Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to the disclosures made in the 2011 Annual Report regarding this matter.
Item 4: Controls and Procedures
Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.
Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal control over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act. In addition, no changes in internal control over financial reporting occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 11 to the unaudited Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in the 2011 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. At June 30, 2012, we have remaining authorization to repurchase up to $50 million of our common stock. There were no share repurchases during the quarter ended June 30, 2012.

Item 6: Exhibits
See Index of Exhibits.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	August 3, 2012

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