Form 10-Q
period 2012-09-30
PITNEY BOWES INC /DE/
filed 2012-11-02
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2012.

Class	Outstanding
Common Stock, $1 par value per share	200,751,672 shares

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Equipment sales	$212,103	$221,475	$656,517	$706,027
Supplies	66,902	74,271	213,789	235,728
Software	93,476	113,224	302,377	318,305
Rentals	142,288	154,210	428,174	467,064
Financing	123,999	136,000	373,695	412,958
Support services	171,652	175,286	516,424	530,707
Business services	405,257	425,258	1,226,175	1,266,478
Total revenue	1,215,677	1,299,724	3,717,151	3,937,267
Costs and expenses:
Cost of equipment sales	105,556	97,559	309,190	316,697
Cost of supplies	20,694	22,611	65,428	74,365
Cost of software	22,784	23,431	68,281	73,541
Cost of rentals	25,182	35,819	87,257	107,834
Financing interest expense	19,604	21,430	61,385	66,915
Cost of support services	107,095	114,074	334,304	344,767
Cost of business services	315,830	326,415	948,359	985,232
Selling, general and administrative	400,862	427,412	1,203,653	1,286,739
Research and development	36,669	35,573	104,518	107,772
Restructuring charges and asset impairments	9,986	32,956	11,060	63,974
Goodwill impairment	18,315	45,650	18,315	45,650
Other interest expense	27,541	28,932	87,261	86,006
Interest income	(2,057)	(1,265)	(5,793)	(4,702)
Other expense (income), net	—	(10,718)	1,138	(10,718)
Total costs and expenses	1,108,061	1,199,879	3,294,356	3,544,072
Income from continuing operations before income taxes	107,616	99,845	422,795	393,195
Provision (benefit) for income taxes	26,489	(17,087)	93,519	77,319
Income from continuing operations	81,127	116,932	329,276	315,876
Income from discontinued operations, net of tax	—	60,428	19,332	57,911
Net income before attribution of noncontrolling interests	81,127	177,360	348,608	373,787
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,593	13,782	13,781
Net income - Pitney Bowes Inc.	$76,533	$172,767	$334,826	$360,006
Amounts attributable to common stockholders:
Net income from continuing operations	$76,533	$112,339	$315,494	$302,095
Income from discontinued operations, net of tax	—	60,428	19,332	57,911
Net income - Pitney Bowes Inc.	$76,533	$172,767	$334,826	$360,006
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$0.38	$0.56	$1.58	$1.49
Discontinued operations	—	0.30	0.10	0.29
Net income - Pitney Bowes Inc.	$0.38	$0.86	$1.67	$1.78
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$0.38	$0.56	$1.57	$1.48
Discontinued operations	—	0.30	0.10	0.28
Net income - Pitney Bowes Inc.	$0.38	$0.85	$1.66	$1.77

(1)	The sum of the earnings per share amounts may not equal the totals due to rounding.
See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income - Pitney Bowes Inc.	$76,533	$172,767	$334,826	$360,006
Other comprehensive income, net of tax:
Foreign currency translations	19,025	(111,317)	(883)	(35,336)
Net unrealized gain on cash flow hedges, net of tax of $21, $773, $374 and $1,018, respectively	25	1,209	578	1,596
Net unrealized gain on investment securities, net of tax of $377, $2,012, $618 and $2,722, respectively	589	3,147	967	4,258
Amortization of pension and postretirement costs, net of tax of $6,755, $4,825, $20,221 and $14,658, respectively	12,151	8,692	35,115	25,857
Other comprehensive income (loss)	31,790	(98,269)	35,777	(3,625)
Comprehensive income - Pitney Bowes Inc.	108,323	74,498	370,603	356,381
Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,593	13,782	13,781
Total comprehensive income	$112,917	$79,091	$384,385	$370,162

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$424,789	$856,238
Short-term investments	36,238	12,971
Accounts receivable, gross	695,575	755,485
Allowance for doubtful accounts receivables	(28,355)	(31,855)
Accounts receivable, net	667,220	723,630
Finance receivables	1,218,080	1,296,673
Allowance for credit losses	(26,368)	(45,583)
Finance receivables, net	1,191,712	1,251,090
Inventories	187,082	178,599
Current income taxes	22,044	102,556
Other current assets and prepayments	144,987	134,774
Total current assets	2,674,072	3,259,858
Property, plant and equipment, net	382,850	404,146
Rental property and equipment, net	249,310	258,711
Finance receivables	1,047,411	1,123,638
Allowance for credit losses	(18,235)	(17,847)
Finance receivables, net	1,029,176	1,105,791
Investment in leveraged leases	34,373	138,271
Goodwill	2,127,114	2,147,088
Intangible assets, net	175,995	212,603
Non-current income taxes	45,615	89,992
Other assets	555,661	530,644
Total assets	$7,274,166	$8,147,104
LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,643,395	$1,840,465
Current income taxes	220,236	242,972
Notes payable and current portion of long-term obligations	375,000	550,000
Advance billings	449,051	458,425
Total current liabilities	2,687,682	3,091,862
Deferred taxes on income	25,017	175,944
Tax uncertainties and other income tax liabilities	193,867	194,840
Long-term debt	3,305,504	3,683,909
Other non-current liabilities	641,093	743,165
Total liabilities	6,853,163	7,889,720
Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 11)
Stockholders’ equity (deficit):
Cumulative preferred stock, $50 par value, 4% convertible	4	4
Cumulative preference stock, no par value, $2.12 convertible	653	659
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	222,620	240,584
Retained earnings	4,709,761	4,600,217
Accumulated other comprehensive loss	(625,868)	(661,645)
Treasury stock, at cost (122,592,062 and 123,586,842 shares, respectively)	(4,505,875)	(4,542,143)
Total Pitney Bowes Inc. stockholders’ equity (deficit)	124,633	(38,986)
Total liabilities, noncontrolling interests and stockholders’ equity (deficit)	$7,274,166	$8,147,104
See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$348,608	$373,787
Restructuring payments	(60,746)	(78,379)
Special pension plan contributions	(95,000)	(123,000)
Tax payments related to sale of leveraged lease assets	(99,249)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	18,315	45,650
Gain on sale of leveraged lease assets, net of tax	(12,886)	(26,689)
Depreciation and amortization	191,507	205,001
Stock-based compensation	13,505	13,393
Restructuring charges and asset impairments	11,060	63,974
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	58,135	113,422
(Increase) decrease in finance receivables	144,442	169,109
(Increase) decrease in inventories	(7,620)	(12,731)
(Increase) decrease in other current assets and prepayments	(18,018)	(3,707)
Increase (decrease) in accounts payable and accrued liabilities	(124,559)	(102,092)
Increase (decrease) in current and non-current income taxes	38,761	133,893
Increase (decrease) in advance billings	(1,551)	(22,392)
Increase (decrease) in other operating capital, net	34,929	1,217
Net cash provided by operating activities	439,633	750,456
Cash flows from investing activities:
Short-term and other investments	(58,255)	(100,268)
Capital expenditures	(127,816)	(123,029)
Proceeds from sale of leveraged lease assets	105,506	101,784
Net investment in external financing	(134)	(4,458)
Reserve account deposits	(15,373)	(14,528)
Net cash used in investing activities	(96,072)	(140,499)
Cash flows from financing activities:
Decrease in notes payable, net	—	(50,000)
Principal payments of long-term obligations	(550,000)	—
Proceeds from issuance of common stock	6,989	10,436
Stock repurchases	—	(99,997)
Dividends paid to stockholders	(225,282)	(225,676)
Dividends paid to noncontrolling interests	(9,188)	(9,188)
Net cash used in financing activities	(777,481)	(374,425)
Effect of exchange rate changes on cash and cash equivalents	2,471	(4,701)
(Decrease) increase in cash and cash equivalents	(431,449)	230,831
Cash and cash equivalents at beginning of period	856,238	484,363
Cash and cash equivalents at end of period	$424,789	$715,194
Cash interest paid	$170,119	$177,682
Cash income tax payments (refund), net	$145,090	$(68,659)

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

1. Description of Business and Basis of Presentation
Pitney Bowes Inc. and its subsidiaries (the company, we, us, and our) is a global provider of software, hardware and services that enables both physical and digital communications and that integrates those physical and digital communications channels. We offer a full suite of equipment, supplies, software, services and solutions for managing and integrating physical and digital communication channels. We conduct our business activities in seven reporting segments within two business groups: Small & Medium Business Solutions and Enterprise Business Solutions. See Note 12 for information regarding our reportable segments.
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
2. Inventories
Inventories at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Raw materials and work in process	$64,333	$63,216
Supplies and service parts	75,053	68,600
Finished products	74,653	71,958
Inventory at FIFO cost	214,039	203,774
Excess of FIFO cost over LIFO cost	(26,957)	(25,175)
Total inventory, net	$187,082	$178,599

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

3. Finance Assets
Finance Receivables
Finance receivables are comprised of sales-type lease receivables and unsecured revolving loan receivables. Sales-type lease receivables are generally due in monthly, quarterly or semi-annual installments over periods ranging from three to five years. Loan receivables arise primarily from financing services offered to our customers for postage and related supplies. Loan receivables are generally due each month; however, customers may rollover outstanding balances.
Finance receivables at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,603,444	$456,370	$2,059,814
Unguaranteed residual values	155,999	20,733	176,732
Unearned income	(317,457)	(105,525)	(422,982)
Allowance for credit losses	(17,138)	(9,820)	(26,958)
Net investment in sales-type lease receivables	1,424,848	361,758	1,786,606
Loan receivables
Loan receivables	404,099	47,848	451,947
Allowance for credit losses	(15,477)	(2,188)	(17,665)
Net investment in loan receivables	388,622	45,660	434,282
Net investment in finance receivables	$1,813,470	$407,418	$2,220,888

	December 31, 2011
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,727,653	$460,101	$2,187,754
Unguaranteed residual values	185,450	20,443	205,893
Unearned income	(348,286)	(102,618)	(450,904)
Allowance for credit losses	(28,661)	(12,039)	(40,700)
Net investment in sales-type lease receivables	1,536,156	365,887	1,902,043
Loan receivables
Loan receivables	436,631	40,937	477,568
Allowance for credit losses	(20,272)	(2,458)	(22,730)
Net investment in loan receivables	416,359	38,479	454,838
Net investment in finance receivables	$1,952,515	$404,366	$2,356,881
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

We maintain a program for U.S. borrowers in our North America loan portfolio who are experiencing financial difficulties, but are able to make reduced payments over an extended period of time. Upon acceptance into the program, the borrower’s credit line is closed, interest accrual is suspended, the borrower’s minimum required payment is reduced and the account is re-aged and classified as current. There is generally no forgiveness of debt or reduction of balances owed. The loans in the program are considered to be troubled debt restructurings because of the concessions granted to the borrower. At September 30, 2012 and December 31, 2011, loans in this program had a balance of $5 million and $7 million, respectively.

The allowance for credit losses for these modified loans is determined by the difference between the cash flows expected to be received from the borrower discounted at the original effective rate and the carrying value of the loan. The allowance for credit losses related to such loans was $1 million at September 30, 2012 and $2 million at December 31, 2011 and is included in the allowance for credit losses of North America loans in the table below. Management believes that the allowance for credit losses is adequate for these loans and all other loans in the portfolio. Write-offs of loans in the program for the past twelve months were less than $1 million.

Activity in the allowance for credit losses for finance receivables for the nine months ended September 30, 2012 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2012	$28,661	$12,039	$20,272	$2,458	$63,430
Amounts charged to expense	1,171	1,489	4,069	703	7,432
Accounts written off	(12,694)	(3,708)	(8,864)	(973)	(26,239)
Balance at September 30, 2012	$17,138	$9,820	$15,477	$2,188	$44,623

The aging of finance receivables at September 30, 2012 and December 31, 2011 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
September 30, 2012
< 31 days	$1,520,139	$429,389	$382,897	$42,549	$2,374,974
> 30 days and < 61 days	30,160	8,996	11,268	3,451	53,875
> 60 days and < 91 days	29,187	5,444	4,302	1,211	40,144
> 90 days and < 121 days	6,441	3,118	2,280	347	12,186
> 120 days	17,517	9,423	3,352	290	30,582
Total	$1,603,444	$456,370	$404,099	$47,848	$2,511,761
Past due amounts > 90 days
Still accruing interest	$6,441	$3,118	$—	$—	$9,559
Not accruing interest	17,517	9,423	5,632	637	33,209
Total	$23,958	$12,541	$5,632	$637	$42,768

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
December 31, 2011
< 31 days	$1,641,706	$434,811	$414,434	$38,841	$2,529,792
> 30 days and < 61 days	41,018	10,152	12,399	1,066	64,635
> 60 days and < 91 days	24,309	5,666	4,362	425	34,762
> 90 days and < 121 days	4,912	3,207	2,328	186	10,633
> 120 days	15,708	6,265	3,108	419	25,500
Total	$1,727,653	$460,101	$436,631	$40,937	$2,665,322
Past due amounts > 90 days
Still accruing interest	$4,912	$3,207	$—	$—	$8,119
Not accruing interest	15,708	6,265	5,436	605	28,014
Total	$20,620	$9,472	$5,436	$605	$36,133
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
We use a third party to score the majority of the North America portfolio on a quarterly basis using a commercial credit score. We do not use a third party to score our International portfolios because the cost to do so is prohibitive, it is a localized process and there is no single credit score model that covers all countries.
The table below shows the North America portfolio at September 30, 2012 and December 31, 2011 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	September 30, 2012	December 31, 2011
Sales-type lease receivables
Risk Level
Low	$1,070,643	$1,096,676
Medium	416,138	473,394
High	50,222	58,177
Not Scored	66,441	99,406
Total	$1,603,444	$1,727,653
Loan receivables
Risk Level
Low	$258,849	$269,547
Medium	126,984	115,490
High	15,114	21,081
Not Scored	3,152	30,513
Total	$404,099	$436,631

Although the relative score of accounts within each class is used as a factor in determining a customer credit limit, it is not indicative of our actual history of losses due to the business essential nature of our products and services. The aging schedule included above, showing approximately 1.7% of the portfolio as greater than 90 days past due, and the roll-forward schedule of the allowance for credit losses, showing the actual losses for the nine months ended September 30, 2012, are more representative of the potential loss performance of our portfolio than relative risk based on scores, as defined by the third party.

Leveraged Leases
Our investment in leveraged lease assets consisted of the following:

	September 30, 2012	December 31, 2011
Rental receivables	$89,193	$810,306
Unguaranteed residual values	14,312	13,784
Principal and interest on non-recourse loans	(60,762)	(606,708)
Unearned income	(8,370)	(79,111)
Investment in leveraged leases	34,373	138,271
Less: deferred taxes related to leveraged leases	(20,199)	(101,255)
Net investment in leveraged leases	$14,174	$37,016
The following is a summary of the components of income from leveraged leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pretax leveraged lease income	$467	$1,457	$1,692	$4,551
Income tax effect	8	(641)	33	(804)
Income from leveraged leases	$475	$816	$1,725	$3,747
During 2012, we sold certain non-U.S. leveraged lease assets for cash. The investment in the leveraged lease assets at the date of sale was $109 million and an after-tax gain of $13 million was recognized. In the third quarter 2011, we also sold certain non-U.S. leveraged lease assets for cash. The investment in the leveraged lease assets at the date of sale was $109 million and an after-tax gain of $27 million was recognized. The effects of these sales are not included in the table above.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

4. Intangible Assets and Goodwill
Intangible assets
Intangible assets at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$406,746	$(260,737)	$146,009	$409,489	$(237,536)	$171,953
Supplier relationships	29,000	(21,387)	7,613	29,000	(19,213)	9,787
Software & technology	168,912	(149,360)	19,552	170,286	(143,456)	26,830
Trademarks & trade names	34,844	(32,101)	2,743	33,908	(30,076)	3,832
Non-compete agreements	7,487	(7,409)	78	7,564	(7,363)	201
Total intangible assets	$646,989	$(470,994)	$175,995	$650,247	$(437,644)	$212,603

Amortization expense for intangible assets was $10 million and $14 million for the three months ended September 30, 2012 and 2011, respectively, and $35 million and $43 million for the nine months ended September 30, 2012 and 2011, respectively. We also recorded impairment charges of $3 million to write-down the carrying values of certain intangible assets associated with our International Mail Services business to their respective fair values. See Goodwill section below for further details of the impairment charge and method of determining fair value.
The future amortization expense for intangible assets as of September 30, 2012 was as follows:

Remaining for year ended December 31, 2012	$10,222
Year ended December 31, 2013	39,429
Year ended December 31, 2014	36,774
Year ended December 31, 2015	32,812
Year ended December 31, 2016	24,182
Thereafter	32,576
Total	$175,995
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, future acquisitions and accelerated amortization.
Goodwill
We perform our annual goodwill impairment test during the fourth quarter of each year, or sooner, if circumstances indicate an impairment may exist. Based on the recent performance of our International Mail Services (IMS) business and to enable us to better focus on higher growth cross-border ecommerce parcel opportunities, in the third quarter of 2012, we began exploring strategic alternatives for the IMS business. In October 2012, we made a strategic decision to exit the IMS business related to the international delivery of mail and catalogs. We are engaged in negotiations with potential buyers and have received preliminary indications of interest and written offers. As a result of these factors, we concluded that it was more likely than not that the fair value of the IMS reporting unit was below its book value and an interim impairment test was performed. The fair value of the reporting unit was determined in combination of the written offers received as well as applying an income approach with revised cash flow projections. The inputs used to determine the fair value of the IMS business are classified as Level 3 in the fair value hierarchy. Based on the results of our impairment test, a non-cash goodwill impairment charge of $18 million was recorded in the third quarter of 2012 to write-down the carrying value of goodwill associated with the IMS business to its implied fair value.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The changes in the carrying amount of goodwill, by reporting segment, for the nine months ended September 30, 2012 were as follows:

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2011	Impairment	Other (1)	September 30, 2012
North America Mailing	$352,897	$—	$352,897	$—	$(178)	$352,719
International Mailing	189,067	—	189,067	—	(8,105)	180,962
Small & Medium Business Solutions	541,964	—	541,964	—	(8,283)	533,681
Production Mail	127,589	—	127,589	—	2,603	130,192
Software	667,124	—	667,124	—	3,479	670,603
Management Services	487,223	(84,500)	402,723	—	542	403,265
Mail Services	259,105	(45,650)	213,455	(18,315)	—	195,140
Marketing Services	194,233	—	194,233	—	—	194,233
Enterprise Business Solutions	1,735,274	(130,150)	1,605,124	(18,315)	6,624	1,593,433
Total	$2,277,238	$(130,150)	$2,147,088	$(18,315)	$(1,659)	$2,127,114

(1)	Primarily foreign currency translation adjustments.

5. Debt
In March 2012, we redeemed, at par plus accrued interest, a $150 million term loan that was scheduled to mature in the fourth quarter of 2012.
In April 2012, we entered into forward starting swap agreements with an aggregate notional value of $150 million to hedge the interest rate risk associated with the forecasted issuance of long-term debt. The anticipated debt issuance did not occur prior to the expiration of these swap agreements and a loss of $6 million was recognized in the second quarter of 2012.
In June 2012, we redeemed our $400 million, 4.625% notes (the 2012 Notes) that were scheduled to mature in October 2012. As a result of the early redemption of the 2012 Notes, we recorded a net loss of $2 million on the extinguishment of debt.
At September 30, 2012, there were no outstanding commercial paper borrowings. During the quarter, commercial paper borrowings averaged $418 million at a weighted-average interest rate of 0.48% and the maximum amount outstanding at any time was $709 million.
In October 2012, we borrowed $220 million under term loan agreements. The loans bear interest at the applicable London Interbank Offered Rate (LIBOR) plus 2.25% or Prime Rate plus 1.25%, at our option. Interest is payable quarterly and the loans mature in 2015 and 2016. The proceeds from the loans will be used for general corporate purposes, including the repayment of commercial paper and 2013 debt maturities.
6. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary, has 300,000 shares, or $300 million, of outstanding perpetual voting preferred stock (the Preferred Stock) held by certain institutional investors. The holders of the Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the company. The Preferred Stock is entitled to cumulative dividends at a rate of 6.125% through 2016 after which it becomes callable and, if it remains outstanding, will yield a dividend that increases by 50% every six months thereafter. No dividends were in arrears at September 30, 2012 or December 31, 2011. There was no change in the carrying value of noncontrolling interests during the period ended September 30, 2012 or the year ended December 31, 2011.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

7. Income Taxes
The effective tax rate for the three months ended September 30, 2012 and 2011 was 24.6% and (17.1)%, respectively. The effective tax rate for the three months ended September 30, 2012 includes tax benefits of $36 million from the resolution of tax examinations and tax accruals of $28 million for the repatriation of non-U.S. earnings. The effective tax rate for the three months ended September 30, 2011 includes tax benefits of $34 million from the sale of non-U.S. leveraged lease assets and $18 million from the resolution of tax examinations.
The effective tax rate for the nine months ended September 30, 2012 and 2011 was 22.1% and 19.7%, respectively. The effective tax rate for the nine months ended September 30, 2012 include tax benefits of $17 million from the sale of non-U.S. leveraged lease assets (net of $15 million of tax accrued to repatriate these earnings), $58 million from the resolution of tax examinations, and tax accruals of $28 million for the repatriation of additional non-U.S. earnings. The effective tax rate for the nine months ended September 30, 2011 includes the tax benefit of $34 million from the sale of non-U.S. leveraged lease assets and $27 million from the resolution of tax examinations.
With the exception of the impact of unusual sales of leveraged lease assets and the one-time restructuring of our Canadian operations that led us to accrue taxes for the repatriation of certain earnings, it is our intention to permanently reinvest substantially all of our foreign cash in our foreign operations.
On August 27, 2012, the Third Circuit Court of Appeals overturned a prior Tax Court decision and ruled in favor of the IRS and adverse to the Historic Boardwalk Hall LLC, a partnership in which we had made an investment in 2000. The judgment is not yet final. Based on our partnership contractual relationship, we do not expect this matter to have a material effect on our financial position or results of operations.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

8. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2012 and 2011 were as follows:

	Preferred stock	Preference stock	Common Stock	Additional Paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity

Balance at January 1, 2012	$4	$659	$323,338	$240,584	$4,600,217	$(661,645)	$(4,542,143)	$(38,986)
Net income	—	—	—	—	334,826	—	—	334,826
Other comprehensive income	—	—	—	—	—	35,777	—	35,777
Cash dividends
Common ($1.125 per share)	—	—	—	—	(225,244)	—	—	(225,244)
Preference	—	—	—	—	(38)	—	—	(38)
Issuances of common stock	—	—	—	(31,306)	—	—	36,138	4,832
Conversions to common stock	—	(6)	—	(124)	—	—	130	—
Stock-based compensation expense	—	—	—	13,466	—	—	—	13,466
Balance at September 30, 2012	$4	$653	$323,338	$222,620	$4,709,761	$(625,868)	$(4,505,875)	$124,633

	Preferred stock	Preference stock	Common Stock	Additional Paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2011	$4	$752	$323,338	$250,928	$4,282,316	$(473,806)	$(4,480,113)	$(96,581)
Net income	—	—	—	—	360,006	—	—	360,006
Other comprehensive income	—	—	—	—	—	(3,625)	—	(3,625)
Cash dividends
Common ($1.11 per share)	—	—	—	—	(225,632)	—	—	(225,632)
Preference	—	—	—	—	(44)	—	—	(44)
Issuances of common stock	—	—	—	(25,387)	—	—	32,584	7,197
Conversions to common stock	—	(28)	—	(621)	—	—	649	—
Stock-based compensation expense	—	—	—	13,393	—	—	—	13,393
Repurchase of common stock	—	—	—		—	—	(99,997)	(99,997)
Balance at September 30, 2011	$4	$724	$323,338	$238,313	$4,416,646	$(477,431)	$(4,546,877)	$(45,283)

The components of accumulated other comprehensive loss at September 30, 2012 and 2011 were as follows:

	January 1, 2012	Other comprehensive income	September 30, 2012	January 1, 2011	Other comprehensive income	September 30, 2011
Foreign currency translation adjustments	$83,952	$(883)	$83,069	$137,521	$(35,336)	$102,185
Net unrealized (loss) gain on derivatives	(8,438)	578	(7,860)	(10,445)	1,596	(8,849)
Net unrealized gain on investment securities	4,387	967	5,354	1,439	4,258	5,697
Net unamortized (loss) gain on pension and postretirement plans	(741,546)	35,115	(706,431)	(602,321)	25,857	(576,464)
Accumulated other comprehensive loss	$(661,645)	$35,777	$(625,868)	$(473,806)	$(3,625)	$(477,431)

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
The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2012 and December 31, 2011. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy.

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$198,431	$20,717	$—	$219,148
Equity securities	—	24,891	—	24,891
Commingled fixed income securities	—	29,286	—	29,286
Debt securities - U.S. and foreign governments, agencies and municipalities	119,858	21,322	—	141,180
Debt securities - corporate	—	40,134	—	40,134
Mortgage-backed / asset-backed securities	—	143,631	—	143,631
Derivatives
Interest rate swaps	—	11,643	—	11,643
Foreign exchange contracts	—	1,187	—	1,187
Total assets	$318,289	$292,811	$—	$611,100
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(5,434)	$—	$(5,434)
Total liabilities	$—	$(5,434)	$—	$(5,434)

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

The carrying value of our investment securities at September 30, 2012 and December 31, 2011 was $590 million and $861 million, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Investment securities include investments held by The Pitney Bowes Bank, a wholly owned subsidiary and a Utah-chartered Industrial Loan Company. The bank’s investments at September 30, 2012 and December 31, 2011 were $348 million and $282 million, respectively. These investments are reported on the Condensed Consolidated Balance Sheets as cash and cash equivalents, short-term investments and other assets depending on the type of investment and maturity.
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

The fair value of our derivative instruments at September 30, 2012 and December 31, 2011 was as follows:

Designation of Derivatives	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$369	$780
	Other assets:
	Interest rate swaps	11,643	15,465
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(240)	(79)
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	818	3,450
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(5,194)	(1,360)

	Total derivative assets	$12,830	$19,695
	Total derivative liabilities	(5,434)	(1,439)
	Total net derivative assets	$7,396	$18,256

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in earnings. The following represents the results of fair value hedging relationships for the three and nine months ended September 30, 2012 and 2011:

		Three Months Ended September 30,
		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings
Derivative Instrument	Location of Gain (Loss)	2012	2011	2012	2011
Interest rate swaps	Interest expense	$1,578	$3,488	$(5,484)	$(10,109)

		Nine Months Ended September 30,
		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings
Derivative Instrument	Location of Gain (Loss)	2012	2011	2012	2011
Interest rate swaps	Interest expense	$8,351	$8,406	$(25,652)	$(23,016)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in accumulated other comprehensive income (AOCI) in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At September 30, 2012 and December 31, 2011, we had outstanding contracts associated with these anticipated transactions with a notional amount of $21 million and $19 million, respectively. The net asset value of these contracts was less than $1 million at September 30, 2012 and December 31, 2011.
The amounts included in AOCI at September 30, 2012 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.
The following represents the results of cash flow hedging relationships for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2012	2011		2012	2011
Foreign exchange contracts	$(863)	$1,746	Revenue	$456	$(129)
			Cost of sales	(56)	(146)
				$400	$(275)

	Nine Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2012	2011		2012	2011
Foreign exchange contracts	$(1,672)	$2,049	Revenue	$1,230	$(260)
			Cost of sales	(129)	(700)
				$1,101	$(960)
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. Outstanding foreign exchange contracts to buy or sell various currencies had a net liability value of $4 million at September 30, 2012 and a net asset value of $2 million at December 31, 2011. All outstanding contracts at September 30, 2012 mature by the end of the year.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The following represents the results of our non-designated derivative instruments for the three and nine months ended September 30, 2012 and 2011:

		Three Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2012	2011
Foreign exchange contracts	Selling, general and administrative expense	$939	$2,090

		Nine Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2012	2011
Foreign exchange contracts	Selling, general and administrative expense	$(2,129)	$(18,770)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At September 30, 2012, we were not required to post any collateral. The maximum amount of collateral that we would have been required to post at September 30, 2012, had the credit-risk-related contingent features been triggered, was $5 million.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations.  We classify our debt as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
Carrying value	$3,680,504	$4,233,909
Fair value	$3,909,732	$4,364,176

10. Restructuring Charges and Asset Impairments
In 2009, we implemented a series of strategic transformation initiatives designed to enhance our responsiveness to changing market conditions, create improved processes and systems to further enable us to invest in future growth and transform and enhance the way we operate as a global company (the 2009 Program). In 2007, we implemented a program to lower our cost structure, accelerate efforts to improve operational efficiencies, and transition our product line to a new generation of fully digital, networked, and remotely-downloadable equipment (the 2007 Program). These programs are substantially complete.

Activity in restructuring reserves for these programs for the nine months ended September 30, 2012 was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2012	$105,036	$14,075	$119,111
Expenses, net	2,608	(1,534)	1,074
Cash payments	(55,865)	(4,881)	(60,746)
Balance at September 30, 2012	$51,779	$7,660	$59,439

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

In connection with our strategic decision to exit the IMS business related to the international delivery of mail and catalogs, asset impairment charges of $7 million were recorded to write-down the carrying value of certain fixed assets of IMS and $3 million to write-down the carrying value of certain intangible assets of IMS to their fair values. The fair value of these assets was determined in combination of the written offers received for the IMS business as well as applying an income approach with revised cash flow projections. The inputs used to determine the fair value are classified as Level 3 in the fair value hierarchy. These charges are included in restructuring charges and asset impairments in the Condensed Consolidated Statements of Income. See Note 4 for further details.

11. Commitments and Contingencies
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
Revenue and EBIT by business segment for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
North America Mailing	$447,920	$475,663	$1,362,709	$1,478,355
International Mailing	154,171	177,797	487,665	524,488
Small & Medium Business Solutions	602,091	653,460	1,850,374	2,002,843
Production Mail	122,251	117,220	360,334	382,595
Software	88,629	109,153	288,830	304,921
Management Services	220,887	235,428	679,078	717,513
Mail Services	142,182	143,055	432,845	421,611
Marketing Services	39,637	41,408	105,690	107,784
Enterprise Business Solutions	613,586	646,264	1,866,777	1,934,424
Total revenue	$1,215,677	$1,299,724	$3,717,151	$3,937,267

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
EBIT:
North America Mailing	$168,934	$177,280	$514,975	$532,727
International Mailing	11,286	25,105	53,041	75,033
Small & Medium Business Solutions	180,220	202,385	568,016	607,760
Production Mail	3,555	(3,426)	11,928	12,971
Software	956	16,564	20,135	31,618
Management Services	10,266	18,248	36,187	59,256
Mail Services	16,671	35,107	75,661	55,191
Marketing Services	9,297	8,716	21,617	19,668
Enterprise Business Solutions	40,745	75,209	165,528	178,704
Total EBIT	220,965	277,594	733,544	786,464
Reconciling items:
Interest, net (1)	(45,088)	(49,097)	(142,853)	(148,219)
Corporate and other expenses	(39,960)	(50,046)	(138,521)	(135,426)
Restructuring charges and asset impairments	(9,986)	(32,956)	(11,060)	(63,974)
Goodwill impairment	(18,315)	(45,650)	(18,315)	(45,650)
Income from continuing operations before income taxes	$107,616	$99,845	$422,795	$393,195
(1) Includes financing interest expense, other interest expense and interest income.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

13. Pensions and Other Benefit Programs
Defined Benefit Pension Plans
The components of net periodic benefit cost for defined benefit pension plans for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	United States		Foreign
	2012	2011	2012	2011
Service cost	$4,735	$4,862	$1,774	$1,836
Interest cost	20,260	21,935	6,909	7,089
Expected return on plan assets	(30,406)	(30,765)	(8,069)	(7,945)
Amortization of transition credit	—	—	(2)	(2)
Amortization of prior service cost	200	36	28	42
Recognized net actuarial loss	13,240	9,381	3,558	2,782
Settlement	—	—	192	—
Special termination benefits	—	229	—	—
Curtailment	—	435	—	—
Net periodic benefit cost	$8,029	$6,113	$4,390	$3,802

	Nine Months Ended September 30,
	United States		Foreign
	2012	2011	2012	2011
Service cost	$14,204	$14,587	$5,805	$5,650
Interest cost	60,780	65,805	20,766	21,344
Expected return on plan assets	(91,218)	(92,294)	(24,133)	(23,978)
Amortization of transition credit	—	—	(6)	(6)
Amortization of prior service cost	602	109	83	130
Recognized net actuarial loss	39,719	28,142	10,546	8,307
Settlement	—	—	442	—
Special termination benefits	—	989	—	10
Curtailment	—	2,531	—	224
Net periodic benefit cost	$24,087	$19,869	$13,503	$11,681

Through September 30, 2012, we contributed $92 million to our U.S. pension plan and $29 million to our foreign pension plans. This includes special contributions of $85 million to our U.S. pension plan and $10 million to our foreign pension plans.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Nonpension Postretirement Benefit Plans
The components of net periodic benefit cost for nonpension postretirement benefit plans for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$801	$834	$2,560	$2,501
Interest cost	2,896	3,387	8,685	10,158
Amortization of prior service credit	(523)	(626)	(1,569)	(1,878)
Amortization of net loss	2,054	1,917	6,111	5,750
Special termination benefits	—	44	—	157
Curtailment	—	416	—	1,652
Net periodic benefit cost	$5,228	$5,972	$15,787	$18,340
Contributions for benefit payments were $7 million and $9 million for the three months ended September 30, 2012 and 2011, respectively, and $21 million and $23 million for the nine months ended September 30, 2012 and 2011, respectively.
14. Discontinued Operations
During the nine months ended September 30, 2012, we recognized $19 million of tax benefits in discontinued operations arising from the resolution of tax examinations related to our Capital Services business that was sold in 2006. During the third quarter of 2011, we entered into a series of settlements with the IRS in connection with their examination of our tax years 2001-2004. We agreed upon the tax treatment of a number of disputed issues, including issues related to our Capital Services business, and as a result, $60 million of previously provided tax and interest reserves were released through discontinued operations.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

15. Earnings per Share
The calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 are presented below. The sum of earnings per share amounts may not equal the totals due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Amounts attributable to common stockholders:
Income from continuing operations	$76,533	$112,339	$315,494	$302,095
Income from discontinued operations	—	60,428	19,332	57,911
Net income (numerator for diluted EPS)	76,533	172,767	334,826	360,006
Less: Preference stock dividend	(12)	(15)	(38)	(44)
Income attributable to common stockholders (numerator for basic EPS)	$76,521	$172,752	$334,788	$359,962
Denominator (in thousands):
Weighted-average shares used in basic EPS	200,593	201,294	200,266	202,664
Effect of dilutive shares:
Preferred stock	2	2	2	2
Preference stock	399	447	399	451
Stock plans	608	451	458	366
Weighted-average shares used in diluted EPS	201,602	202,194	201,125	203,483
Basic earnings per share:
Income from continuing operations	$0.38	$0.56	$1.58	$1.49
Income from discontinued operations	—	0.30	0.10	0.29
Net income	$0.38	$0.86	$1.67	$1.78
Diluted earnings per share:
Income from continuing operations	$0.38	$0.56	$1.57	$1.48
Income from discontinued operations	—	0.30	0.10	0.28
Net income	$0.38	$0.85	$1.66	$1.77

Anti-dilutive shares not used in calculating diluted weighted-average shares (in thousands):	13,607	15,442	14,391	15,435

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-Q may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as “estimate”, “target”, “project”, “plan”, “believe”, “expect”, “anticipate”, “intend”, and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	mailers’ utilization of alternative means of communication or competitors’ products

•	access to capital at a reasonable cost to continue to fund various discretionary priorities, including business investments, pension contributions and dividend payments

•	timely development and acceptance of new products and services

•	successful entry into new markets

•	success in gaining product approval in new markets where regulatory approval is required

•	changes in postal or banking regulations

•	interrupted use of key information systems

•	third-party suppliers’ ability to provide product components, assemblies or inventories

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	changes in privacy laws

•	intellectual property infringement claims

•	regulatory approvals and satisfaction of other conditions to consummate and integrate any acquisitions

•	negative developments in economic conditions, including adverse impacts on customer demand

•	our success at managing customer credit risk

•	significant changes in pension, health care and retiree medical costs

•	changes in interest rates, foreign currency fluctuations or credit ratings

•	income tax adjustments or other regulatory levies for prior audit years and changes in tax laws, rulings or regulations

•	impact on mail volume resulting from concerns over the use of the mail for transmitting harmful biological agents

•	changes in international or national political conditions, including any terrorist attacks

•	acts of nature
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
Overview
For the third quarter of 2012, revenue decreased 6% to $1,216 million compared to $1,300 million in the prior year quarter. Software revenue declined 17% due in part to a strong prior year third quarter and an overall slowdown in our global markets, particularly in the public sector. Financing revenue declined 9% due to the impact of lower equipment sales in prior periods. Rental revenue and supplies revenue declined 8% and 10% respectively, due to a decrease in mail volumes and our installed meter base, and in the case of supplies, also due to lower ink and toner sales. Business services revenue declined 5% due to Management Services account contractions and pricing pressure and equipment sales declined 4% due uncertain economic conditions and revenue from a postal rate change in France in the prior year that did not recur this year. Foreign currency translation had an unfavorable impact of 1% on revenue in the quarter.

The results for the quarter also include goodwill and asset impairment charges totaling $28 million in connection with a strategic decision to exit the International Mail Services (IMS) business related to the international delivery of mail and catalogs. The total impairment charge consists of a goodwill impairment charge of $18 million and asset impairment charges of $10 million. Net income from continuing operations attributable to common stockholders was $77 million, or $0.38 per diluted share for the quarter compared to $112 million or $0.56 per diluted share for the prior year quarter.

For the nine months ended September 30, 2012, revenue decreased 6% to $3,717 million compared to $3,937 million for the nine months ended September 30, 2011. Our overall revenue continues to be adversely impacted by worldwide economic conditions, declining mail volumes, Management Services account contractions and pricing pressures. Foreign currency translation had an unfavorable impact of

1% on revenue. Net income from continuing operations attributable to common stockholders was $315 million, or $1.57 per diluted share for the nine months ended September 30, 2012 compared to $302 million, or $1.48 per diluted share for the nine months ended September 30, 2011.

Through September 30, 2012, we generated $440 million of cash from operations and received $106 million from the sale of leveraged lease assets. We used cash to redeem $550 million of long-term debt, pay dividends of $234 million and fund capital investments of $128 million.
Outlook
Worldwide economic weakness continues to create a challenging business environment causing many of our customers to remain cautious about spending and, therefore, impacting the performance of our business segments. Small and Medium Business Solutions (SMB) revenues will continue to be challenged by the decline in physical mail volumes as alternative means of communications evolve and gain further acceptance. The rate of decline in equipment sales slowed in the third quarter, due in part to global sales of our Connect+TM communications systems, SendSuite LiveTM shipping solutions and pbWebConnectTM mailing systems. We anticipate that the historical equipment sales trends should show improvement in future periods. A slowing of the rate of decline for overall SMB revenue will lag that of equipment sales because recurring revenue streams follow the equipment sales.

We anticipate revenue growth in certain of our Enterprise Business Solutions segments from continued expansion in Mail Services’ presort operations, new ecommerce initiatives and market acceptance for our new solutions that help customers grow their business by more effectively managing their physical and digital communications with their customers. We recently announced a partnership with Ebay to provide ecommerce solutions for international package delivery which will commence in the fourth quarter in time for the holiday season. We will continue to focus on the growth potential of ecommerce products and solutions; and in line with this strategy, we recently decided to exit the IMS business related to the international delivery of mail and catalogs.

Our growth strategies will focus on leveraging our expertise in physical communications with our expanding capabilities in digital and hybrid communications. We will continue to develop and invest in products, software, services and solutions that help customers grow their business by more effectively communicating with their customers across physical, digital and hybrid channels. We expect our mix of business will continue to shift to more enterprise related products and solutions, and that these new revenue streams will have lower margins than our traditional Mailing business. We intend to further streamline our business operations and reduce our cost structure to address this margin mix. We expect that these actions will result in a pretax restructuring charge in the fourth quarter of $40 million to $60 million.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

Revenue
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% change	2012	2011	% change
Equipment sales	$212	$221	(4)%	$657	$706	(7)%
Supplies	67	74	(10)%	214	236	(9)%
Software	93	113	(17)%	302	318	(5)%
Rentals	142	154	(8)%	428	467	(8)%
Financing	124	136	(9)%	374	413	(10)%
Support services	172	175	(2)%	516	531	(3)%
Business services	405	425	(5)%	1,226	1,266	(3)%
Total revenue	$1,216	$1,300	(6)%	$3,717	$3,937	(6)%

Cost of revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
			Percentage of Revenue				Percentage of Revenue
	2012	2011	2012	2011	2012	2011	2012	2011
Cost of equipment sales	$106	$98	49.8%	44.0%	$309	$317	47.1%	44.9%
Cost of supplies	21	23	30.9%	30.4%	65	74	30.6%	31.5%
Cost of software	23	23	24.4%	20.7%	68	74	22.6%	23.1%
Cost of rentals	25	36	17.7%	23.2%	87	108	20.4%	23.1%
Financing interest expense	20	21	15.8%	15.8%	61	67	16.4%	16.2%
Cost of support services	107	114	62.4%	65.1%	334	345	64.7%	65.0%
Cost of business services	316	326	77.9%	76.8%	948	985	77.3%	77.8%
Total cost of revenue	$617	$641	50.7%	49.3%	$1,874	$1,969	50.4%	50.0%

Equipment sales
Equipment sales revenue decreased 4% to $212 million in the quarter compared to the prior year quarter. Foreign currency translation had an unfavorable impact on revenue of 2% and equipment sales for the prior year quarter included $6 million for scale updates from a postal rate change in France which did not recur this year. Excluding the effects of foreign currency translation and the revenue from the postal rate change, equipment sales for the quarter were slightly higher than the prior year quarter as higher sales of our high-end production mail and print equipment offset lower equipment sales in our mailing businesses. For the year-to-date period, equipment sales revenue decreased 7% to $657 million compared to the prior year period, primarily due to worldwide economic conditions causing customers to postpone purchases of new equipment. Foreign currency translation had an unfavorable impact on revenue of 2% on the year-to-date period. Cost of equipment sales as a percentage of revenue increased to 49.8% in the quarter compared to 44.0% in the prior year quarter due to fewer lease extensions compared to the prior year period and the margin from the postal rate change revenue. For the year-to-date period, cost of equipment sales as a percentage of revenue increased to 47.1% compared to 44.9% in the prior year, primarily due to a higher mix of lower margin product sales and pricing pressure on competitive placements.
Supplies
Supplies revenue decreased 10% to $67 million and 9% to $214 million in the quarter and year-to-date periods, respectively, compared with the same periods in 2011, primarily due to reduced mail volumes, fewer installed meters worldwide and lower ink and toner sales. Foreign currency translation had an unfavorable impact on revenue of 3% in the quarter and 2% in the year-to-date period. Cost of supplies as a percentage of revenue was 30.9% in the quarter compared with 30.4% in the prior year quarter. For the year-to-date period, the cost of supplies as a percentage of revenue improved to 30.6% compared to 31.5% in the comparable prior year period primarily due to a favorable mix of higher margin core supplies sales and price increases during the first half of 2012.
Software
Software revenue decreased 17% to $93 million in the quarter and 5% to $302 million in the year-to-date period compared with the same periods in 2011. The decrease in the quarter was primarily due to a strong prior year third quarter and a decline in the volume of business and contract values, particularly in North America and the Asia-Pacific region. The year-to-date decrease was attributable to the decline in the volume of business and contract values in the third quarter and weak European sales driven by weak economic conditions and constrained public sector spending. Foreign currency had an unfavorable impact on revenue of 1% in the quarter and year-to-date periods. Cost of software as a percentage of revenue increased to 24.4% in the quarter compared with 20.7% in the prior year quarter primarily due to the decline in revenue. On a year-to-date basis, cost of software as a percentage of revenue improved slightly to 22.6% compared with 23.1% in the prior year-to-date period.
Rentals
Rentals revenue decreased 8% in both the quarter and year-to-date periods to $142 million and $428 million, respectively, compared with the same periods in 2011, primarily due to declines in North America from lower mail volumes and fewer meters in service and a change in mix from rental to equipment sales in France. Foreign currency translation had an unfavorable impact on revenue of 2% in the quarter and 1% in the year-to-date period. Cost of rentals as a percentage of revenue improved to 17.7% in the quarter compared to 23.2% in the prior year quarter and to 20.4% for the year-to-date period compared with 23.1% in the prior year-to-date period mainly due to lower depreciation expense.
Financing
Financing revenue decreased 9% to $124 million in the quarter and 10% to $374 million in the year-to-date period compared with the same periods in 2011, primarily due to lower equipment sales in prior periods. Financing interest expense as a percentage of revenue was 15.8% in both the current year and prior year quarter and 16.4% and 16.2% in the current and prior year-to-date periods, respectively. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenue, we assume a 10:1 leveraging ratio of debt to equity and apply our overall effective interest rate to the average outstanding finance receivables.
Support Services
Support services revenue decreased 2% in the quarter to $172 million and 3% in the year-to-date period to $516 million compared with the same periods in 2011. The decreases were primarily driven by the unfavorable impacts of foreign currency translation, which reduced revenue by 2% in both the quarter and year-to-date periods. Cost of support services as a percentage of revenue improved to 62.4% in the quarter compared with 65.1% in the prior year quarter due to improving margins in our International Mailing business. Cost of support services as a percentage of revenue in the year-to-date period was 64.7% compared to 65.0% in the prior year-to-date period.
Business Services
Business services revenue decreased 5% to $405 million and 3% to $1,226 million in the quarter and year-to-date period, respectively, compared with the same periods in 2011. The decrease is primarily due to lower volumes, account contractions and pricing pressures on new business and contract renewals in our Management Services business. Foreign currency translation had an unfavorable impact of 1% on both the quarter and year-to-date revenue. Cost of business services as a percentage of revenue increased to 77.9% in the quarter compared with 76.8% in the prior year quarter primarily due to margin compression in our Management Services business. Cost of business services as a percentage of revenue was 77.3% in the year-to-date period compared to 77.8% in the prior year year-to-date period.
Selling, general and administrative (SG&A)
SG&A expense decreased 6% in both the quarter and year-to-date periods to $401 million and $1,204 million, respectively, compared to the same periods in the prior year. The quarter and year-to-date decreases were primarily driven by a 4% decrease in employee-related costs due to prior restructuring actions and productivity initiatives, a 2% decrease in depreciation and amortization expense due to lower capital expenditures and asset impairment charges in prior periods and a 2% decrease in credit loss and bad debt provisions.
Restructuring charges and asset impairments
Goodwill impairment
We perform our annual goodwill impairment test during the fourth quarter of each year, or sooner, if circumstances indicate an impairment may exist. Based on the recent performance of our IMS business and to enable us to better focus on higher growth cross-border ecommerce parcel opportunities, in the third quarter 2012, we began exploring strategic alternatives for the IMS business. In October 2012, we made a strategic decision to exit the IMS business related to the international delivery of mail and catalogs. We are engaged in negotiations with potential buyers and have received preliminary indications of interest and written offers. As a result of these factors, we concluded that it was more likely than not that the fair value of the IMS reporting unit was below its book value and an interim impairment test was performed. The fair value of the reporting unit was determined in combination of the written offers received as well as applying an income approach with revised cash flow projections. Based on the results of our impairment test, a non-cash goodwill impairment charge of $18 million was recorded in the third quarter 2012 to write-down the carrying value of goodwill associated with the IMS business to its implied fair value. We also recorded impairment charges of $10 million to write-down the carrying values of certain intangible and fixed assets associated with the IMS business to their respective fair values. These asset impairment charges are recorded as restructuring charges and asset impairments in the Condensed Consolidated Statements of Income.

In the third quarter of 2011, in connection with our long-term planning and budgeting process and due to the continuing under-performance of the IMS operations, a goodwill impairment charge of $46 million was recorded and asset impairment charges of $12 million were recorded to write-down goodwill and certain tangible and intangible assets of IMS to their implied fair values. Restructuring charges and asset impairments for the three and nine months ended September 30, 2011 also include $21 million and $52 million, respectively, related to restructuring actions.
Other (income) expense, net
Other (income) expense, net is comprised of the following:

	(Income) / Expense
	2012	2011
Insurance proceeds	$(11)	$(18)
Loss on forward starting swap agreement	6	—
Early termination of debt	2	—
Pretax loss on sale of certain leverage lease assets	4	7
Other (income) expense, net	$1	$(11)

Insurance proceeds relate to proceeds received in connection with the 2011 fire at our Dallas presort facility.

During the year, we entered into forward starting swap agreements with an aggregate notional value of $150 million to hedge interest rate risk associated with a forecasted issuance of long-term debt. The anticipated debt issuance did not occur prior to the expiration of these swap agreements and a loss of $6 million was recognized.

On June 30, 2012, we redeemed our $400 million, 4.625% notes (the 2012 Notes) that were due in October 2012. As a result of the early redemption of the 2012 Notes, we incurred a net loss of $2 million comprised of a loss of $4 million for a make-whole payment and a gain of $2 million from the termination of interest rate swap contracts.

In the first quarter of 2012 and third quarter of 2011, we sold certain non-U.S. leveraged lease assets. The 2012 sale resulted in a pretax loss of $4 million and a tax benefit of $17 million (net after-tax gain $13 million) and the 2011 sale resulted in a pretax loss of $7 million and a tax benefit of $34 million (net after-tax gain $27 million). The tax benefit is included in the provision for income taxes.

Income taxes
See Note 7 to the unaudited Condensed Consolidated Financial Statements.

Discontinued operations
See Note 14 to the unaudited Condensed Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests
See Note 6 to the unaudited Condensed Consolidated Financial Statements.

Business segment results
We conduct our business activities in seven reporting segments within two business groups, Small & Medium Business Solutions and Enterprise Business Solutions. The following tables show revenue and EBIT by business segment for the three and nine months ended September 30, 2012 and 2011. Segment EBIT, a non-GAAP measure, is determined by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses not allocated to a particular business segment, restructuring charges, asset impairments and goodwill charges, which are recognized on a consolidated basis. Management uses segment EBIT to measure profitability and performance at the segment level. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. Refer to Note 12 to the Condensed Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes.

Revenue	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% change	2012	2011	% change
North America Mailing	$448	$476	(6)%	$1,363	$1,478	(8)%
International Mailing	154	178	(13)%	488	524	(7)%
Small & Medium Business Solutions	602	654	(8)%	1,850	2,003	(8)%
Production Mail	122	117	4%	360	383	(6)%
Software	89	109	(19)%	289	305	(5)%
Management Services	221	235	(6)%	679	718	(5)%
Mail Services	142	143	(1)%	433	422	3%
Marketing Services	40	41	(4)%	106	108	(2)%
Enterprise Business Solutions	614	646	(5)%	1,867	1,934	(3)%
Total	$1,216	$1,300	(6)%	$3,717	$3,937	(6)%

EBIT	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% change	2012	2011	% change
North America Mailing	$169	$177	(5)%	$515	$533	(3)%
International Mailing	11	25	(55)%	53	75	(29)%
Small & Medium Business Solutions	180	202	(11)%	568	608	(7)%
Production Mail	4	(3)	204%	12	13	(8)%
Software	1	17	(94)%	20	32	(36)%
Management Services	10	18	(44)%	36	59	(39)%
Mail Services	17	35	(53)%	76	55	37%
Marketing Services	9	9	7%	22	20	10%
Enterprise Business Solutions	41	75	(46)%	166	179	(7)%
Total	$221	$278	(20)%	$734	$786	(7)%
Small & Medium Business Solutions
Small & Medium Business Solutions revenue decreased 8% in the quarter and year-to-date periods to $602 million and $1,850 million, respectively, compared to the same periods in 2011.  EBIT decreased 11% to $180 million and 7% to $568 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2011. Within the Small & Medium Business Solutions group:
North America Mailing
Revenue for the North America Mailing segment decreased 6% to $448 million and 8% to $1,363 million in the quarter and year-to-date periods, respectively, compared with the same periods in 2011. Compared to the prior year periods, equipment sales declined 4% in the quarter and 6% in the year-to-date period due to continued concerns about economic conditions and declining mail volumes. Financing revenue declined 7% in the quarter and 9% in the year-to-date period compared to the prior year periods due to declining equipment sales in prior periods. Rentals revenue declined 6% in the quarter and 8% in the year-to-date period as compared to the prior year periods primarily due to fewer meters in service and supplies revenue declined 12% in the quarter and 13% in the year-to-date period as compared to the prior year periods due to lower mail volumes, a declining installed meter base and lower ink and toner sales.
EBIT decreased 5% to $169 million and 3% to $515 million in the quarter and year-to-date periods, respectively, compared with the same periods in 2011 primarily due to the decline in revenue.

International Mailing
Revenue for the International Mailing segment decreased 13% to $154 million and 7% to $488 million in the quarter and year-to-date periods, respectively, compared with the same periods in 2011; however, foreign currency translation had an unfavorable impact on revenue of 6% in both the quarter and year-to-date periods. The underlying decrease in the quarter was primarily due to lower equipment sales due to the prior year revenue of $6 million from the postal rate change in France and the uncertain economic environment in Europe.

The underlying decrease in the year-to-date revenue was driven by a 5% decline in rentals revenue due a change in mix from rentals to equipment sales in France and a 4% decrease in financing revenue, partially offset by higher equipment sales in France and the Nordics.

EBIT decreased 55% to $11 million and 29% to $53 million in the quarter and year-to-date periods, respectively, compared with the same periods in 2011, primarily due to an increase in the mix of lower margin product sales, the margin from the postal rate change revenue recognized in the prior year and foreign currency translation.
Enterprise Business Solutions
Enterprise Business Solutions revenue for the quarter and year-to-date periods decreased 5% to $614 million and 3% to $1,867 million, respectively, compared to the same periods in 2011. EBIT decreased 46% to $41 million in the quarter and 7% to $166 million in the year-to-date period compared with the same periods in 2011; however, these results were impacted by the fire in 2011 that destroyed a presort facility located in Dallas. See Mail Services section below. Within the Enterprise Business Solutions group:
Production Mail
Revenue for the Production Mail segment increased 4% to $122 million in the quarter compared to the prior year quarter, driven primarily by an increase in international equipment sales due in part to a weak prior year third quarter and the positive results of a trade show during the second quarter. Despite the increase in the third quarter, year-to-date revenues of $360 million were down 6% compared to the prior year due to uncertain economic conditions, resulting in customers worldwide prolonging their capital investment decisions and opting to retain their existing equipment longer than usual. Foreign currency translation had an unfavorable impact on revenue of 3% in both the quarter and year-to-date periods.

EBIT was $4 million in the quarter compared to a loss of $3 million in the prior year quarter primarily due to the increase in revenue and lower operating expenses. For the year-to-date period, EBIT decreased 8% to $12 million compared with the prior year period primarily due to the decline in revenue partially offset by lower operating expenses.

Software
Revenue for the Software segment decreased 19% to $89 million and 5% to $289 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2011. The decrease in the quarter was due to a strong prior year third quarter and an overall slowdown in our global markets, particularly in North America and the Asia-Pacific region. The decrease in the year-to-date period was driven by the slowdown in our global markets due to uncertain economic conditions and constrained public sector spending.

EBIT decreased 94% to $1 million and 36% to $20 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2011, primarily due to the decline in revenue and higher research and development and marketing costs.

Management Services
Revenue for the Management Services segment decreased 6% to $221 million and 5% to $679 million, in the quarter and year-to-date periods, respectively, compared with the same periods in 2011. EBIT decreased 44% to $10 million and 39% to $36 million, in the quarter and year-to-date periods, respectively, compared with the same periods in 2011. The decline in revenue and EBIT was primarily due to lower volumes, account contractions and pricing pressure. Foreign currency translation had an unfavorable impact on revenue of 1% in both the quarter and year-to-date periods.

Mail Services
Revenue for the Mail Services segment decreased 1% to $142 million in the quarter due to lower volumes in our International Mail Services business partially offset by higher standard mail volumes in our Presort business. For the year-to-date period, revenue increased 3% to $433 million compared to the prior year period; however, prior year revenue was adversely impacted by $19 million due to the fire that destroyed our Dallas presort facility. Excluding the impact of the fire, year-to-date revenue decreased 2% compared to the prior year due to lower volumes in our International Mail Services business partially offset by higher standard mail volumes in our Presort business.

EBIT for the quarter decreased 53% to $17 million compared to the prior year; however, EBIT for the prior year quarter includes an $18 million benefit from fire-related insurance recoveries. Excluding this benefit, EBIT decreased 3% primarily due to investments in our ecommerce business. For the year-to-date period, EBIT increased 37% to $76 million, compared to the prior year period. However, current year EBIT includes a benefit of $11 million from fire-related insurance recoveries while prior year EBIT includes the $19 million adverse impact on revenue and the $18 million benefit from insurance recoveries. Excluding these fire-related impacts, EBIT increased 14% due to growth in our Presort business.

Marketing Services
Revenue for the Marketing Services segment for the quarter and year-to-date periods was $40 million and $106 million, respectively, down slightly when compared to the same periods in 2011 primarily due to a decline in household moves. EBIT for the quarter and year-to-date periods improved slightly to $9 million and $22 million, respectively, when compared with the same periods in 2011 due to lower print production costs and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES
We believe that cash flow from operations, existing cash and investments, as well as borrowing capacity under our commercial paper program should be sufficient to support our business operations, interest and dividend payments, share repurchases, debt maturities, capital expenditures, and to cover customer deposits. We have the ability to supplement short-term liquidity and fund the long-term needs of our business through broad access to capital markets, a credit line facility, and our effective shelf registration statement. Cash and cash equivalents and short-term investments were $461 million at September 30, 2012 and $869 million at December 31, 2011.

Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Cash and cash equivalents held by our foreign subsidiaries were $143 million at September 30, 2012 and $538 million at December 31, 2011. Most of these amounts could be repatriated to the United States but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws. With the exception of the impact of unusual sales of leveraged lease assets and the one-time restructuring of our Canadian operations that led us to accrue taxes for the repatriation of certain earnings, it is our intention to permanently reinvest substantially all of our foreign cash in our foreign operations.

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
Cash Flow Summary
The change in cash and cash equivalents is as follows:

	Nine Months Ended September 30,
	2012	2011	Change
Net cash provided by operating activities	$440	$750	$(310)
Net cash used in investing activities	(96)	(140)	44
Net cash used in financing activities	(777)	(374)	(403)
Effect of exchange rate changes on cash and cash equivalents	2	(5)	7
(Decrease) increase in cash and cash equivalents	$(431)	$231	$(662)
Net cash provided by operating activities was $440 million for the nine months ended September 30, 2012 compared to $750 million for the nine months ended September 30, 2011. The decrease of $310 million was primarily due to higher tax payments in 2012, as a result of tax payments related to the sale of leveraged lease assets, the loss of bonus depreciation and higher income tax refunds received in 2011, and lower collections of finance and accounts receivables in 2012.

Net cash used in investing activities was $96 million for the nine months ended September 30, 2012 compared to $140 million for the nine months ended September 30, 2011. The decrease in cash used in investing activities was primarily due to reduced investments in short-term and other investments.

Net cash used in financing activities was $777 million for the nine months ended September 30, 2012 compared to $374 million for the nine months ended September 30, 2011. This increase in cash used in financing activities was due to the repayment of $550 million of long-term debt during 2012 compared to the repayment of $50 million of commercial paper borrowings during 2011. There were no share repurchases during 2012 compared to $100 million of share repurchases in 2011.

Financings and Capitalization

We are a Well-Known Seasoned Issuer with the Securities and Exchange Commission, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is an important source of inexpensive and flexible liquidity for us and a committed credit facility of $1.0 billion to support our commercial paper issuances. The credit facility expires in April 2016 and contains affirmative and negative covenants that we believe are usual and customary for senior unsecured credit agreements, including a financial covenant requiring a maximum of a 3.5 to 1.0 adjusted leverage ratio, which is the ratio of total adjusted debt to adjusted consolidated EBITDA, as defined in the credit facility agreement. We have not drawn upon the credit facility.

At September 30, 2012, there were no outstanding commercial paper borrowings. During the quarter, commercial paper borrowings averaged $418 million at a weighted-average interest rate of 0.48% and the maximum amount outstanding at any time was $709 million.

In March 2012, we redeemed, at par plus accrued interest, a $150 million term loan that was scheduled to mature in the fourth quarter of 2012 and in June 2012, we redeemed our $400 million, 4.625% notes (the 2012 Notes) that were also scheduled to mature in the fourth quarter of 2012. As a result of the early redemption of the 2012 Notes, we recorded a net loss of $2 million on the extinguishment of debt.

In April 2012, we entered into forward starting swap agreements with an aggregate notional value of $150 million to hedge the interest rate risk associated with the forecasted issuance of long-term debt. The swap agreements expired prior to the issuance of debt resulting in a cash payment of $6 million in the second quarter of 2012.

In October 2012, we borrowed $220 million under term loan agreements. The loans bear interest at the applicable London Interbank Offered Rate (LIBOR) plus 2.25% or Prime Rate plus 1.25%, at our option. Interest is payable quarterly and the loans mature in 2015 and 2016. The proceeds from the loans will be used for general corporate purposes, including the repayment of commercial paper and 2013 debt maturities.

Cash contributions to our pension plans totaled $8 million in the quarter and $121 million through September 30, 2012, and includes special contributions of $95 million. We anticipate making additional contributions of approximately $10 million to our pension plans in the fourth quarter.

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
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. At September 30, 2012, we have remaining authorization to repurchase up to $50 million of our common stock. There were no share repurchases during the quarter ended September 30, 2012.

Item 6: Exhibits
See Index of Exhibits.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	November 2, 2012

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