Form 10-K
period 2012-12-31
PITNEY BOWES INC /DE/
filed 2013-02-25
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
For the fiscal year ended December 31, 2012    Commission file number: 1-3579
PITNEY BOWES INC.

Incorporated in Delaware	I.R.S. Employer Identification No. 06-0495050
1 Elmcroft Road, Stamford, CT 06926-0700
(203) 356-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value per share	New York Stock Exchange
$2.12 Convertible Cumulative Preference Stock (no par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: 4% Convertible Cumulative Preferred Stock ($50 par value)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check marks whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $2,999,131,402 based on the closing sale price as reported on the New York Stock Exchange.
Number of shares of common stock, $1 par value, outstanding as of close of business on February 12, 2013: 201,346,302 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission (the Commission) no later than 120 days after our fiscal year end and to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 13, 2013, are incorporated by reference in Part III of this Form 10-K.

PITNEY BOWES INC.

PART I

ITEM 1. BUSINESS

General
Pitney Bowes Inc. (we, us, our, or the company), was incorporated in the state of Delaware on April 23, 1920, as the Pitney Bowes Postage Meter Company. Today, we are a global provider of software, hardware and services that enables and integrates both physical and digital communications. We offer a full suite of equipment, supplies, software, services and solutions for managing and integrating physical and digital communication channels. Our growth strategies focus on leveraging our expertise in physical communications with our expanding capabilities in digital and hybrid communications. We will continue to develop and invest in products, software, services and solutions that help our clients grow their business by more effectively communicating with their customers across physical, digital and hybrid channels.

For more information about us, our products, services and solutions, visit www.pb.com. Also, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments or exhibits to those reports are available, free of charge, through the Investor Relations section of our website at www.pb.com/investorrelations, as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Our Forms 10Ks, 10Qs, 8Ks, proxy statements and other information can also be obtained from the SEC's website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or request copies of these documents by writing to the Office of Public Reference. Call the SEC at (800) 732-0330 for further information on the operations of the Public Reference Room and copying charges.

Business Segments
We organize and report our business activities within two groups based on the clients they primarily serve, Small & Medium Business Solutions and Enterprise Business Solutions. See Note 16 to the Consolidated Financial Statements for financial information concerning our reporting segments. The principal products and services of each of our reporting segments are as follows:

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
Software: Includes the worldwide revenue and related expenses from the sale and support services of non-equipment-based mailing, client relationship and communication and location intelligence software.
Management Services: Includes worldwide revenue and related expenses from facilities management services; secure mail services; reprographic, document management services; print outsourcing services; and litigation support and eDiscovery services.
Mail Services: Includes worldwide revenue and related expenses from presort mail services and cross-border ecommerce solutions.
Marketing Services: Includes the revenue and related expenses from direct marketing services for targeted clients.

Support Services
We maintain extensive field service organizations to provide servicing for our clients' equipment, usually in the form of annual maintenance contracts.

Marketing
We market our products and services through our sales force, direct mailings, outbound telemarketing, independent distributors and the Internet. We sell to a variety of business, governmental, institutional and other organizations. We have a broad base of clients, and we are not dependent upon any one client or type of client for a significant part of our revenue.

Credit Policies
We establish credit approval limits and procedures based on the credit quality of the client and the type of product or service provided to control risk in extending credit to clients.  In addition, we utilize an automatic approval program for certain leases.  This program is designed to facilitate low dollar transactions by utilizing historical payment patterns and losses realized for clients with common credit characteristics.  The program defines the criteria under which we will accept a client without performing a more detailed credit investigation, such as maximum equipment cost, a client's time in business and payment experience.

We closely monitor the portfolio by analyzing industry sectors and delinquency trends by product line, industry and client to ensure reserve levels and credit policies reflect current trends.  Management continues to closely monitor credit lines, collection resources and revise credit policies as necessary to be more selective in managing the portfolio.

Competition
We are a major provider of products and services in the majority of our business segments and our long experience, reputation for product quality and our sales and support service organizations are important factors in influencing client choices. All of our segments face competition from a number of companies. In particular, we face competition from companies that offer products and services as alternative means of message communications, including from postage meter and mailing machine suppliers for new placements of mailing equipment and from companies that offer alternatives to our mailing products, services and software. We also face competition from companies looking to digitize mail, as well as those providing on-line payment services. We offer a variety of finance and payment offerings to our clients to finance their equipment purchases through our captive financing business. Our financing operations face competition, in varying degrees, from large, diversified financial institutions, including leasing companies, commercial finance companies and commercial banks, to small, specialized firms. We are a major provider of facilities management and document management services to the corporate, financial services, professional services and government markets and compete against national, regional and local firms offering similar services.

Research, Development and Intellectual Property
We invest in research and development programs to develop new products and service offerings. As a result of our research and development efforts, we have been awarded a number of patents with respect to several of our existing and planned products. We do not believe our businesses are materially dependent on any one patent or license or any group of related patents or group of related licenses. Our expenditures for research and development were $137 million, $149 million and $156 million in 2012, 2011 and 2010, respectively.

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

Employees and Employee Relations
At December 31, 2012, we employed approximately 20,800 persons in the U.S. and 6,600 persons outside the U.S. The large majority of our employees are not represented by any labor union and we believe that our current relations with employees are good. Management follows the policy of keeping employees informed of decisions and encourages and implements employee suggestions whenever practicable.

Executive Officers
See Part III, Item 10. "Directors, Executive Officers and Corporate Governance" of this Form 10-K for information about Executive Officers of the Registrant.

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

We are subject to postal regulations and processes, which could adversely affect our revenue and profitability.
The majority of our revenue is directly or indirectly subject to regulation and oversight by postal authorities worldwide. We depend on a healthy postal sector in the geographic markets where we do business, which could be influenced positively or negatively by legislative or regulatory changes in those countries. Our profitability and revenue in a particular country could be affected by adverse changes in postal regulations, the business processes and practices of individual posts, the decision of a post to enter into particular markets in direct competition with us and the impact of any of these changes on postal competitors that do not use our products or services. These changes could affect product specifications, service offerings, client behavior and the overall mailing industry. Further, if we are found to have violated postal regulations, we could be subject to fines or civil or criminal penalties.

An accelerated decline in physical mail volumes could have an increasingly adverse effect on our revenues and profitability as we transition to more digital offerings and other services.
The use of postal services to send physical mail continues to decline, which has had an adverse effect on our revenues and profitability. An accelerated or sudden decline in physical mail volumes could result from, among other things, changes in our clients' communication behavior; changes in communications technologies; expansion of mobile Internet access; the growing trend by businesses to incent or require their clients to use alternatives to mail for payments and statement presentment; government actions such as executive orders, legislation or regulations that mandate electronic substitution, prohibit certain types of mailings, increase the difficulty of using information or materials in the mail, or impose higher taxes or fees on mailing or postal services; and unexpected events such as the transmission of biological or chemical agents or acts of terrorism.

We do not expect total mail volumes to rebound to prior peak levels. We have introduced various product and service offerings as alternatives to physical mail. However, margin on these new product and service offerings are lower than our traditional mailing business; there is no guarantee that these offerings will be widely accepted in the marketplace; and if accepted, they will face competition from existing and emerging alternative products and services.

We may not realize the anticipated benefits of our strategic acquisitions and divestitures, which may harm our financial results.
We have made, and we may continue to make, strategic acquisitions and divestitures that involve significant risks and uncertainties, including:

•	challenges in identifying and evaluating the acquisitions and divestitures that best enable our future success;

•	inability to complete acquisitions or divestitures on satisfactory terms or time frames or at all;

•	loss of key employees or clients of businesses acquired or divested;

•	difficulties in integrating newly acquired businesses and operations, including combining product and service offerings and entering new markets;

•	difficulties in reducing fixed costs previously associated with divested assets or businesses; and

•	difficulties in identifying and separating intellectual property to be divested from intellectual property we wish to keep.
In addition, as we increase our focus towards providing more digital technology and software solutions for businesses while maintaining a leadership role in the mailing industry, restructuring charges, asset impairments and other expenses may result. We may also need to divert and/or dedicate management and other resources to complete the transactions. Furthermore, such transactions often have post-closing arrangements including but not limited to post-closing adjustments, transition services, escrows or indemnifications, the financial results of which can be difficult to predict. If we do not realize the anticipated benefits or synergies of our acquisitions and divestitures, our consolidated financial position, results of operations, cash flows and stock price could be negatively affected.

We depend on third-party suppliers and outsource providers and our business could be adversely affected if we fail to manage these constituents effectively.
We depend on third-party suppliers and outsource providers for a variety of services, components and supplies, including a large portion of our product manufacturing and some non-core functions and operations.  In certain instances, we rely on single sourced or limited sourced suppliers and outsourcing vendors around the world because doing so is advantageous due to quality, price or lack of alternative sources.  If production or service was interrupted and we were not able to find alternate third-party suppliers, we could experience disruptions in manufacturing and operations including product shortages, higher freight costs and re-engineering costs.  If outsourcing services are interrupted or not performed or the performance is poor, our ability to process, record and report transactions with our clients and other constituents could be impacted.  Such interruptions in the provision of supplies and/or services could result in our inability to meet client demand, damage our reputation and client relationships and adversely affect our business.
Market and business deteriorations and credit downgrades could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.
We provide financing services to our clients for equipment, postage and supplies purchases. Our ability to provide these services is largely dependent upon our continued access to the U.S. capital markets. An additional source of liquidity consists of deposits held in our wholly owned industrial loan corporation, The Pitney Bowes Bank. A credit ratings downgrade, material capital market disruptions, significant withdrawals by depositors at The Pitney Bowes Bank, adverse changes to our industrial loan charter or a significant decline in cash flow could impact our ability to maintain adequate liquidity and provide competitive offerings to our clients. If such events occurred, there can be no assurance that liquidity funding sources would be available or sufficient, and those funding sources that may be available could result in a significantly higher cost of borrowing and adversely impact our ability to fund various discretionary priorities, including business investments, pension contributions and dividend payments.
Failure to comply with privacy laws and other related regulations could subject us to significant liability and damage our reputation.
Several of our businesses use, process and store client information that could include confidential, personal or financial information. We also provide third-party benefits administrators with access to our employees' personal information. Privacy laws and similar regulations in many jurisdictions where we do business, as well as contractual provisions, require that we and our benefits administrators take significant steps to safeguard this information. These laws are continuing to evolve. We, and our third-party benefits administrators, have security systems and procedures in place that are designed to protect against unauthorized access to such information; however, there is no guarantee that experienced computer programmers or hackers will not be able to gain access to our securities systems or the security systems of our third-party benefits administrators and misappropriate confidential information. Any significant violations of data privacy, disclosure of other confidential information or failure to comply with any of these laws, regulations or contract provisions could damage our reputation and business and subject us to significant remediation costs and/or liability.
A disruption of our information technology systems could adversely impact our business and operating results.
Our portfolio of product, service and financing solutions is dependent on reliable information technology systems. We maintain secure systems to collect revenue for certain postal services, which is critical to enable both our systems and the postal systems to run reliably. In addition, we rely extensively on our computer systems to manage our business. These systems are subject to adverse acts of nature, targeted or random security breaches, cyber-attacks, computer viruses, vandalism, power loss, computer or communications failures and other unexpected events. Although we have disaster recovery plans in place to protect our business operations in case of such events, those plans may not be successful. If our information technology systems are damaged or cease to function properly, we could be prevented from fulfilling orders and servicing clients and postal services. Also, we may have to make a significant investment to repair or replace these systems, and could suffer loss of critical data and interruptions or delays in our operations. The continuous and uninterrupted performance of our information technology systems is critical to our ability to support and service our clients, to support postal services and to manage our business.
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
Many of our contracts are with governmental entities. Government contracts are subject to extensive and complex government procurement laws and regulations, along with regular audits of contract pricing and our business practices by government agencies. If we are found to have violated some provisions of the government contracts, we could be required to provide a refund, pay significant damages, or be subject to contract cancellation, civil or criminal penalties, fines or debarment from doing business with the government. Any of these events could not only affect us financially, but also adversely affect our brand and reputation.

Our operations expose us to the risk of material environmental liabilities, litigation and violations.
We are subject to numerous foreign, federal, state and local environmental protection and health and safety laws governing, among other things:

•	the generation, storage, use and transportation of hazardous materials;

•	emissions or discharges of substances into the environment;

•	substances that may be subject to regulation in the manufacture, distribution, use or disposal of our products; and

•	the health and safety of our employees.
If we are found to have violated these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. In addition, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. From time to time, we may be involved in litigation over these issues.
Certain environmental laws assess liability on current and previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their property or at properties at which they have disposed of hazardous substances. We may be subject to material liabilities for environmental claims for personal injury or cleanup in the future based on existing environmental conditions resulting from events that happened long ago.
The ultimate cost of cleanup at disposal sites and manufacturing facilities is difficult to predict. Environmental laws are complex, change frequently and have tended to become more stringent over time. There can be no assurance that our costs of complying with environmental protection and health and safety laws, or our liabilities arising from releases of, or exposures to, hazardous substances will not materially adversely affect our financial condition, results of operations or cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our world headquarters is located in Stamford, Connecticut. We have facilities worldwide that are either leased or owned. Our primary manufacturing and assembly facility is located in Danbury, Connecticut and our principal research and development facilities are located in Danbury, Connecticut and Noida, India. We believe that our manufacturing and assembly, administrative and sales office locations are adequate for the needs of all of our operations.

ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, we are routinely defendants in, or party to, a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with clients; or disputes with employees. Some of these actions may be brought as a purported class action on behalf of a purported class of employees, clients or others.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol “PBI” and is principally traded on the New York Stock Exchange (NYSE). At January 31, 2013, we had 20,614 common stockholders of record. The following table sets forth the high and low sales prices, as reported on the NYSE, and the cash dividends paid per share of common stock, for the periods indicated.

	Stock Price		Dividend Per Share
	High	Low
Year Ended December 31, 2012
First Quarter	$19.65	$17.45	$0.375
Second Quarter	$17.87	$12.81	0.375
Third Quarter	$15.27	$12.64	0.375
Fourth Quarter	$14.73	$10.34	0.375
			$1.50
Year Ended December 31, 2011
First Quarter	$26.15	$23.46	$0.37
Second Quarter	$26.36	$22.05	0.37
Third Quarter	$23.47	$18.00	0.37
Fourth Quarter	$21.20	$17.33	0.37
			$1.48

Share Repurchases
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. There were no shares repurchased in 2012. At December 31, 2012, we have remaining authorization to repurchase up to $50 million of our common stock.

Stock Performance Graph
In 2012, we revised our Peer Group. Our previous peer group (Old Peer Group) was weighted towards companies with higher revenues and market capitalization than ours. Our new group (New Peer Group) consists of services, industrial and technology companies and eliminates our previous focus on industrial machinery companies. The New Peer Group consists of companies with revenues between $2 billion and $22 billion and market capitalization between $1 billion and $14 billion.

The New Peer Group is comprised of the following companies: Agilent Technologies Inc., Alliance Data Systems Corp., Avery Dennison Corp., Diebold Inc., R.R. Donnelley & Sons Co., DST Systems, Inc., Fiserv Inc., Harris Corp., Iron Mountain Inc., Lexmark International, Inc., NCR Corp., Pitney Bowes Inc., Rockwell Automations Inc., Unisys Corp. and Xerox Corporation.

The Old Peer Group is comprised of the following companies: Automatic Data Processing, Inc., Diebold, Inc., R.R. Donnelley & Sons Co., DST Systems, Inc., FedEx Corporation, Hewlett-Packard Company, Lexmark International, Inc., Pitney Bowes Inc., United Parcel Service, Inc., and Xerox Corporation.

All information is based upon data independently provided to us by Standard & Poor's Corporation and is derived from their official total return calculation. Total return for the S&P 500 Composite Index, the New Peer Group and the Old Peer Group is based on market capitalization, weighted for each year.

The accompanying graph compares the most recent five-year share performance of Pitney Bowes, the Standard and Poor's (S&P) 500 Composite Index, the New Peer Group and the Old Peer Group and shows that on a total return basis, assuming reinvestment of all dividends, $100 invested in the company's common stock, the S&P 500 Composite Index, the New Peer Group and the Old Peer Group on December 31, 2007 would have been worth $40, $109, $90 and $74, respectively, on December 31, 2012.

Comparison of Cumulative Five Year Total Return to Shareholders

$120
$100
$80
$60
$40
$20
$0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Pitney Bowes
S&P 500
New Peer Group
Old Peer Group

	Indexed Returns December 31,
Company Name / Index	2007	2008	2009	2010	2011	2012
Pitney Bowes	$100	$70	$67	$76	$62	$40
S&P 500	$100	$63	$80	$92	$94	$109
New Peer Group	$100	$56	$72	$86	$79	$90
Old Peer Group	$100	$74	$93	$95	$81	$74

ITEM 6. SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with the more detailed consolidated financial statements and related notes thereto included under Item 8 of this Form 10-K.

	Years Ended December 31,
	2012	2011 (1)	2010 (1)	2009 (1)	2008 (1)
Total revenue	$4,904,015	$5,122,596	$5,260,356	$5,373,163	$6,070,552

Amounts attributable to common stockholders:
Net income from continuing operations	$435,932	$400,556	$324,267	$415,149	$435,529
Income (loss) from discontinued operations	9,231	216,924	(31,888)	8,296	(15,736)
Net income - Pitney Bowes Inc.	$445,163	$617,480	$292,379	$423,445	$419,793

Basic earnings per share attributable to common stockholders (2):
Continuing operations	$2.18	$1.98	$1.57	$2.01	$2.10
Discontinued operations	0.05	1.07	(0.15)	0.04	(0.08)
Net income - Pitney Bowes Inc.	$2.22	$3.06	$1.42	$2.05	$2.01

Diluted earnings per share attributable to common stockholders (2):
Continuing operations	$2.16	$1.98	$1.57	$2.00	$2.08
Discontinued operations	0.05	1.07	(0.15)	0.04	(0.08)
Net income - Pitney Bowes Inc.	$2.21	$3.05	$1.41	$2.04	$2.00

Cash dividends paid per share of common stock	$1.50	$1.48	$1.46	$1.44	$1.40

Balance sheet data:
	December 31,
	2012	2011	2010	2009	2008
Total assets	$7,859,891	$8,147,104	$8,444,023	$8,571,039	$8,810,236
Long-term debt	$3,642,375	$3,683,909	$4,239,248	$4,213,640	$3,934,865
Total debt	$4,017,375	$4,233,909	$4,289,248	$4,439,662	$4,705,366
Noncontrolling interests (Preferred stockholders' equity in subsidiaries	$296,370	$296,370	$296,370	$296,370	$374,165

(1)	Amounts have been revised to reflect the results of IMS as a discontinued operation.

(2)	The sum of earnings per share may not equal the totals due to rounding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-K may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as "estimate", "target", "project", "plan", "believe", "expect", "anticipate", "intend", and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements contained in this report. Certain amounts and discussions below have been changed to reflect the reclassification of our International Mailing Services (IMS) operations, previously included in our Mail Services segment, as a discontinued operation. All table amounts are presented in millions of dollars, unless otherwise stated. Table amounts may not sum to the total due to rounding.
Overview
Revenue for 2012 decreased 4% to $4,904 million compared to $5,123 million in 2011 as worldwide economic conditions, pricing pressures, declining mail volumes and constrained public sector spending in Europe all contributed to the decline. Worldwide economic conditions continue to impact equipment sales, which declined 5% compared to last year. Declining equipment sales in prior periods also impacts financing revenue, which declined 10% in 2012 compared to 2011. Rentals and supplies revenue both declined 8% due to a decline in mail volumes and our installed meter base. Software revenue declined 3% mainly due to an overall economic uncertainty in our global markets, particularly in our European and Asia Pacific markets.

Net income from continuing operations and earnings per diluted share for 2012 were $436 million and $2.16, respectively, compared to $401 million and $1.98, respectively, in 2011. The improvement in 2012 was primarily due to lower restructuring charges and goodwill impairment charges partially offset by higher tax expense due to tax benefits recognized from tax settlements in 2011.

As a result of the continuing under-performance of our IMS operations, and to enable us to better focus on higher growth cross-border ecommerce parcel opportunities, we began exploring strategic alternatives to exit the IMS operations related to the international delivery of mail and catalogs. During the year, we recorded goodwill and asset impairment charges of $35 million to write down the net assets of IMS to their estimated fair value less costs to sell. These charges and the operating results of IMS for all periods presented have been classified as discontinued operations.

For the year, cash flow from operations declined to $660 million compared to $949 million in 2011. Lower cash flow in 2012 was primarily due to higher tax payments and a lower cash impact from net collections of finance and accounts receivables. Also in 2012, we received $106 million from the sale of leveraged lease assets and $340 million from the issuance of new debt, while uses of cash included $550 million to redeem maturing debt, $319 million to pay dividends and $177 million to fund capital investments. At December 31, 2012, cash and cash equivalents and short-term investments were $950 million.
Outlook
Worldwide economic conditions continue to create a challenging business environment causing many of our clients to remain cautious about spending and therefore impact the performance of our business segments. Our growth initiatives continue to focus on leveraging our expertise in physical communications with our expanding capabilities in digital and hybrid communications and developing products, software, services and solutions that help our clients grow their businesses by more effectively communicating with their customers. We expect to make continued investments in these growth initiatives during the first half of 2013, which are expected to lead to greater revenue and margin contribution in the second half of 2013.

We expect revenue growth in certain of our Enterprise Business Solutions segments in 2013 from our ecommerce, print outsourcing and software solutions. We expect our mix of business will continue to shift to more enterprise related products and solutions and that these new revenue streams will have lower margins than our traditional Mailing business.

Small and Medium Business Solutions revenues will continue to be challenged by the decline in physical mail volumes. However, in 2013, we expect revenue will benefit from an improvement in equipment sales trends, due in part to global sales of our Connect+TM communications systems and SendSuite LiveTM shipping solutions, and that this improvement will lead to a moderation in the decline of rentals, financing and supplies revenue in the second half of 2013.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

Revenue
	Year Ended December 31,			% change
	2012	2011	2010	2012	2011
Equipment sales	$938	$986	$1,023	(5)%	(4)%
Supplies	284	308	318	(8)%	(3)%
Software	413	427	390	(3)%	9%
Rentals	570	619	651	(8)%	(5)%
Financing	495	547	587	(10)%	(7)%
Support services	690	707	712	(2)%	(1)%
Business services	1,515	1,529	1,579	(1)%	(3)%
Total revenue	$4,904	$5,123	$5,260	(4)%	(3)%

Cost of revenue
	Year Ended December 31,
	2012		2011		2010
	$	% of revenue	$	% of revenue	$	% of revenue
Cost of equipment sales	$459	48.9%	$449	45.6%	$469	45.9%
Cost of supplies	88	30.9%	97	31.6%	97	30.5%
Cost of software	93	22.5%	99	23.2%	93	23.9%
Cost of rentals	115	20.3%	139	22.4%	155	23.9%
Financing interest expense	81	16.4%	88	16.0%	88	15.0%
Cost of support services	440	63.8%	453	64.1%	452	63.5%
Cost of business services	1,157	76.4%	1,161	76.0%	1,173	74.3%
Total cost of revenue	$2,433	49.6%	$2,486	48.5%	$2,529	48.1%

Equipment sales
Equipment sales revenue decreased 5% to $938 million in 2012 compared to 2011 as worldwide economic conditions continue to impact customer purchasing behavior. Foreign currency translation had an unfavorable impact on revenue of 2%. Cost of equipment sales as a percentage of revenue increased to 48.9% compared to 45.6% in the prior year primarily due to a higher mix of lower margin product sales, pricing pressure on competitive placements and a decline in the number of lease extensions relative to prior year.

In 2011, equipment sales revenue decreased 4% to $986 million compared to 2010, including a positive impact of 2% from foreign currency translation. Equipment sales were adversely impacted as many customers delayed capital investment commitments and extended leases of existing equipment. Cost of equipment sales as a percentage of revenue improved to 45.6% compared with 45.9% in the prior year due to the mix of higher margin product sales and lease extensions.

Supplies
Supplies revenue decreased 8% to $284 million in 2012 compared to 2011 primarily due to reduced mail volumes, fewer installed meters worldwide and lower ink and toner sales. Foreign currency translation had a 2% unfavorable impact on revenue. Cost of supplies as a percentage of revenue was 30.9% compared to 31.6% in the prior year primarily due to a favorable mix of higher margin core supplies sales.
Supplies revenue in 2011 decreased 3% to $308 million compared to 2010 due to reduced mail volumes and fewer installed meters worldwide. Foreign currency translation had a 2% favorable impact. Cost of supplies as a percentage of revenue was 31.6% compared with 30.5% in the prior year primarily due to the mix of lower margin supply sales worldwide.

Software
Software revenue decreased 3% to $413 million in 2012 compared to 2011. Foreign currency translation had a 1% unfavorable impact on revenue. The decrease was primarily attributable to weak economic conditions and constrained public sector spending in Europe and lower sales in Asia Pacific. Cost of software as a percentage of revenue improved to 22.5% compared with 23.2% in the prior year primarily due to reduced headcount.
Software revenue in 2011 increased 9% to $427 million compared to 2010 driven by higher licensing revenue (3%), the full year impact of 2010 acquisitions (3%) and foreign currency translation (3%). Cost of software as a percentage of revenue improved to 23.2% compared with 23.9% in the prior year due to the increase in high margin licensing revenue.

Rentals
Rentals revenue decreased 8% to $570 million in 2012 compared to 2011 primarily due to declines in North America from fewer meters in service and lower rentals in France due to a change in mix from rental to equipment sales. Foreign currency translation had an unfavorable impact on revenue of 1%. Cost of rentals as a percentage of revenue improved to 20.3% compared with 22.4% in the prior year mainly due to lower depreciation expense.
Rentals revenue decreased 5% to $619 million in 2011 compared to 2010 as customers in the U.S. continued to downsize to smaller, fully featured machines and fewer installed meters worldwide. Foreign currency translation had a 1% positive impact. Cost of rentals as a percentage of revenue improved to 22.4% compared with 23.9% in the prior year primarily due to lower depreciation associated with higher levels of lease extensions.

Financing
Financing revenue decreased 10% in 2012 compared to 2011 and 7% in 2011 compared to 2010 primarily due to declining equipment sales in prior periods. Financing interest expense as a percentage of revenue was 16.4%, 16.0% and 15.0% in 2012, 2011 and 2010, respectively. The year-over-year increases were due to higher effective interest rates. Financing interest expense represents our cost of borrowing associated with the generation of financing revenue. In computing financing interest expense, we assume a 10:1 leverage ratio of debt to equity and apply our overall effective interest rate to the average outstanding finance receivables.
Support Services
Support services revenue decreased 2% to $690 million in 2012 compared to 2011 primarily due to foreign currency translation. Cost of support services as a percentage of revenue was 63.8% in 2012, a slight improvement versus 64.1% in 2011.
Support services revenue decreased 1% to $707 million in 2011 compared to 2010 driven by lower new equipment placements worldwide. Foreign currency translation had a positive impact of 2%. Cost of support services as a percentage of revenue increased to 64.1% compared with 63.5% in the prior year primarily due to an increase in installations of high-end integrated mailing systems.

Business Services
Business services revenue decreased 1% to $1,515 million in 2012 compared to 2011 primarily due to lower facilities management volumes, account contractions and pricing pressures on new business and contract renewals. Revenue in 2012 revenue benefited from the recovery during the year of $20 million in revenue lost in 2011 as a result of a fire at our Dallas presort facility. Cost of business services as a percentage of revenue was 76.4% in 2012 and 76.0% in 2011 due to lower revenues and pricing pressure on new business and contract renewals.
Business services revenue decreased 3% to $1,529 million in 2011 compared to 2010 primarily due to the loss of several large contracts in 2010 and the lost revenue from the fire at the Dallas presort facility. Foreign currency translation had a 1% favorable impact. Cost of business services as a percentage of revenue increased to 76.0% compared with 74.3% in the prior year primarily due to lower revenues and pricing pressure on new business and contract renewals.

Selling, general and administrative (SG&A)
SG&A expense decreased 5% in 2012 to $1,598 million compared to 2011 primarily driven by lower employee-related costs due to prior restructuring actions and productivity initiatives, and to a lesser extent, lower intangible asset amortization expense and credit loss and bad debt provisions.
SG&A expense decreased 2% in 2011 to $1,690 million compared to 2010 primarily driven by a 4% decrease in employee-related costs due to prior restructuring actions and productivity initiatives and a 27% decrease in credit loss and bad debt provisions.

Restructuring charges and asset impairments
Restructuring charges and asset impairments were $23 million, $137 million and $182 million, in 2012, 2011 and 2010, respectively. During 2012, we announced actions to further streamline our business operations and reduce our cost structure. These actions consisted primarily of workforce reductions and resulted in a pre-tax restructuring charge of $38 million. During the year, we also reversed a net $15 million of restructuring reserves based on a review of our remaining obligations under prior programs.

Restructuring charges in 2011 and 2010 represent charges taken in connection with a series of strategic transformation initiatives announced in 2009. These initiatives were designed to transform and enhance the way we operate as a global company, enhance our responsiveness to changing market conditions and create improved processes and systems and were implemented over a three year period through 2011. Restructuring charges and asset impairments also include asset impairment charges unrelated to restructuring actions of $5 million in both 2011 and 2010. Restructuring charges associated with our IMS operations have been reclassified as discontinued operations.

During 2012 and 2011, we also recorded asset impairment charges of $10 million and $12 million, respectively, associated with our IMS operations. These charges are included in discontinued operations in the Consolidated Statements of Income. See Critical Accounting Estimates section below for further details.

Goodwill impairment
During 2012 and 2011, we recorded goodwill impairment charges of $18 million and $46 million, respectively, associated with our IMS operations. These charges are included in discontinued operations in the Consolidated Statements of Income. In 2011, we also recorded a goodwill impairment charge of $84 million associated with the international operations of our Management Services segment (PBMSi). This charge was included as Goodwill impairment in the Consolidated Statements of Income. See Critical Accounting Estimates section below for further details of these charges.

Other expense (income), net
Other expense, net in 2012 includes income of $11 million from insurance proceeds received in connection with the February 2011 fire at our Dallas presort facility offset by a loss of $6 million on a forward rate swap agreement, a loss of $2 million on the early redemption of debt and a pre-tax loss of $4 million on the sale of leveraged lease assets. We do not anticipate receiving any further insurance proceeds relating to the Dallas fire.

Other income, net in 2011 includes income of $27 million from insurance proceeds received in connection with the fire at our Dallas presort facility and a pre-tax loss of $7 million on the sale of leveraged lease assets.

Income taxes
See Note 8 to the Consolidated Financial Statements.

Discontinued operations
See Note 18 to the Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests
See Note 9 to the Consolidated Financial Statements.

Business Segments
We conduct our business activities in seven reporting segments within two business groups, Small & Medium Business Solutions and Enterprise Business Solutions. The following tables show revenue and EBIT by business segment for 2012, 2011 and 2010. The IMS business, now reported as a discontinued operation, was previously included in our Mail Services segment. Segment EBIT, a non-GAAP measure, is determined by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses not allocated to a particular business segment, restructuring charges, asset impairments and goodwill charges, which are recognized on a consolidated basis. Management uses segment EBIT to measure profitability and performance at the segment level. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. Refer to Note 16 to the Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes.

Revenue	Year Ended December 31,			% change
	2012	2011	2010	2012	2011
North America Mailing	$1,819	$1,961	$2,101	(7)%	(7)%
International Mailing	676	707	675	(4)%	5%
Small & Medium Business Solutions	2,495	2,669	2,775	(7)%	(4)%
Production Mail	512	544	561	(6)%	(3)%
Software	393	407	375	(3)%	9%
Management Services	921	949	999	(3)%	(5)%
Mail Services	445	412	408	8%	1%
Marketing Services	138	142	142	(3)%	—%
Enterprise Business Solutions	2,409	2,454	2,485	(2)%	(1)%
Total	$4,904	$5,123	$5,260	(4)%	(3)%

EBIT	Year Ended December 31,			% change
	2012	2011	2010	2012	2011
North America Mailing	$689	$728	$755	(5)%	(4)%
International Mailing	79	99	79	(20)%	25%
Small & Medium Business Solutions	768	827	834	(7)%	(1)%
Production Mail	26	33	61	(21)%	(47)%
Software	38	38	40	(1)%	(5)%
Management Services	55	76	93	(28)%	(18)%
Mail Services	101	103	85	(2)%	22%
Marketing Services	28	26	26	7%	—%
Enterprise Business Solutions	248	276	304	(10)%	(9)%
Total	$1,016	$1,103	$1,139	(8)%	(3)%
Small & Medium Business Solutions
Small & Medium Business Solutions revenue decreased 7% to $2,495 million in 2012 compared to $2,669 million in 2011.  EBIT decreased 7% to $768 million compared to $827 million in 2011. Small and Medium Business Solutions revenue in 2011 decreased 4% compared to $2,775 million in 2010 and EBIT decreased 1% compared to $834 million in 2010. Within the Small & Medium Business Solutions group:
North America Mailing
North America Mailing revenue decreased 7% to $1,819 million in 2012 compared to 2011. Equipment sales declined 6% due to continued uncertain economic conditions and declining mail volumes. Financing revenue was 9% lower than last year due to the declining equipment sales in prior periods. Rentals revenue declined 7% primarily due to fewer meters in service and supplies revenue declined 11% due to lower mail volumes, a declining installed meter base and lower ink and toner sales. EBIT decreased 5% to $689 million in 2012 compared to $728 million in 2011 primarily due to the decline in revenue; however, EBIT margin was slightly improved over last year due in part to prior strategic initiatives, productivity improvements and lower credit losses.

North America Mailing revenue in 2011 decreased 7% to $1,961 million compared to $2,101 million in 2010. Foreign currency translation had a less than 1% favorable impact on revenue. Excluding the effects of foreign currency, equipment sales declined 7% as increased concerns about economic conditions resulted in customers delaying purchases of new equipment and extending leases of existing equipment. Lease extensions are profitable transactions but generate less revenue in the current period than new equipment sales. The lagging effects of lower equipment sales in prior periods, fewer meter placements and declining mail volumes contributed to declines in financing revenue (11%), rental revenue (6%), supplies revenue (8%) and service revenue (4%). EBIT decreased 4% to $728 million in 2011 compared to $755 million in 2010 primarily due to lower revenues; however, EBIT margin improved as a result of continued productivity improvements and lower credit losses.

International Mailing
International Mailing revenue decreased 4% to $676 million in 2012 compared to $707 million in 2011; however, excluding the effects of foreign currency translation, revenue was flat compared to last year. Excluding the effects of foreign currency, equipment sales increased 3% due to higher sales in the Nordics and France, partially offset by lower sales in the U.K. Equipment sales in France increased due to the launch of the Connect+TM mailing system in 2012 and a change in mix from rentals to equipment sales. The decline in the U.K. was due to overall economic condition. Rental revenue declined 6% primarily due to the change in mix from rentals to equipment sales in France and lower rentals in the U.K. EBIT decreased 20% to $79 million compared to $99 million in 2011 primarily due to an increase in the mix of lower margin product sales, including the equipment sales in the Nordics. Foreign currency translation unfavorably impacted EBIT by 5%.

International Mailing revenue increased 5% in 2011 to $707 million compared to $675 million in 2010, but included a favorable impact of 6% from foreign currency translation. Excluding the effects of foreign currency, the underlying decrease was primarily due to lower equipment sales in the U.K., Germany, Asia Pacific and Latin America due to increased concerns about economic conditions throughout the regions. EBIT increased 25% to $99 million in 2011 compared to $79 million in 2010 primarily due to continued productivity improvements. Foreign currency translation favorably impacted EBIT by 5%.
Enterprise Business Solutions
Enterprise Business Solutions revenue decreased 2% in 2012 to $2,409 million compared to $2,454 million in 2011. EBIT decreased 10% in 2012 to $248 million compared to $276 million in 2011. Enterprise Business Solutions revenue in 2011 decreased 1% to $2,454 million compared to $2,485 million in 2010 and EBIT decreased 9% to $276 million compared to $304 million in 2010. Within the Enterprise Business Solutions group:
Production Mail
Production Mail revenue decreased 6% in 2012 to $512 million compared to $544 million in 2011 primarily due to global economic uncertainty that existed throughout the year. Foreign currency translation had an unfavorable impact on revenue of 2%. EBIT decreased 21% to $26 million in 2012 compared to $33 million in 2011 primarily due to the decline in revenue and higher mix of lower margin sales.

Production Mail revenue decreased 3% in 2011 to $544 million compared to $561 million in 2010. Foreign currency translation had a favorable impact of 2% on revenue. Excluding the effects of foreign currency, equipment sales decreased 11% as many enterprise accounts worldwide, especially in Europe, delayed capital investment commitments. EBIT decreased 47% to $33 million compared to $61 million in 2010 due to lower revenue and the expenses incurred in the development of VollyTM, our future secure digital mail delivery service offering.

Software
Software revenue decreased 3% in 2012 to $393 million compared to $407 million in 2011 primarily attributable to weak economic conditions and constrained public sector spending in Europe and lower sales in Asia Pacific. Foreign currency translation had a 1% unfavorable impact on revenue. EBIT for 2012 and 2011 was $38 million.

In 2011, Software revenue increased 9% to $407 million compared to $375 million in 2010. Foreign currency translation had a 3% favorable impact on revenue and the full year impact of 2010 acquisitions accounted for 3% of the increase. The remaining increase was primarily due to higher licensing revenue in most regions, particularly North America and Asia Pacific. EBIT decreased 5% in 2011 to $38 million compared to $40 million in 2010 due to higher selling costs as a percentage of revenue. Foreign currency had a favorable impact of 7% on EBIT.

Management Services
Management Services revenue decreased 3% in 2012 to $921 million compared to $949 million in 2011 and EBIT decreased 28% to $55 million compared to $76 million in 2011. The decline in revenue and EBIT was primarily due to lower document volumes, account contractions and reduced pricing on new business and contract renewals. Foreign currency translation had an unfavorable impact on revenue of 1%.

Management Services revenue in 2011 decreased 5% to $949 million compared to $999 million in 2010. Foreign currency translation had a positive impact of 1% on revenue. EBIT decreased 18% to $76 million compared to $93 million in 2010. The decrease in revenue and EBIT was primarily due to the full year impact of account contractions and terminations in the U.S. during 2010 and pricing pressure on new business and contract renewals.

Mail Services
Mail Services revenue increased 8% to $445 million in 2012 compared to $412 million in 2011; however, 5% of the increase was due to lost revenue of $20 million in 2011 caused by the February 2011 fire at our Dallas presort facility. The remaining increase of 3% was primarily due to higher standard mail volumes processed in our Presort business. EBIT decreased 2% to $101 million in 2012 compared to $103 million in 2011. EBIT in 2012 includes a benefit of $11 million from insurance recoveries while EBIT in 2011 includes a benefit of $27 million from insurance recoveries, partially offset by the adverse impact of $20 million from lost revenues (net benefit of $7 million). Excluding the fire-related benefits, underlying EBIT decreased 6% primarily due to start-up costs related to our partnership with eBay to provide cross-border ecommerce solutions.

Mail Services revenue increased 1% to $412 million in 2011 compared to $408 million in 2010 and EBIT increased 22% to $103 million compared to $85 million in 2010. However, taking into account the lost revenue of $20 million and EBIT benefit of $7 million in 2011, revenue and EBIT increased 6% and 14%, respectively.  The increase in revenue and EBIT was primarily due to the full year impact of a 2010 acquisition, higher standard mail volumes processed in our Presort business and lower costs from productivity initiatives.

Marketing Services
Marketing Services revenue decreased 3% to $138 million compared to $142 million in 2011 in part due to a decline in household moves but EBIT increased 7% to $28 million compared to $26 million in 2011 due to lower print production costs and administrative costs. We expect segment revenue in 2013 to decline 10-15% and EBIT to decline by about a third due to lower fees for certain renegotiated contracts. Marketing Services revenue and EBIT for 2011 were flat compared to 2010.

LIQUIDITY AND CAPITAL RESOURCES
We believe that cash generated from operations, existing cash and investments and borrowing capacity under our commercial paper program are currently sufficient to support our cash needs, including items like business operations, debt repayments and customer deposits as well as discretionary uses such as capital investments, dividends and share repurchases. Cash and cash equivalents and short-term investments were $950 million at December 31, 2012 and $869 million at December 31, 2011.

We have had the ability to supplement short-term liquidity through our consistent and uninterrupted access to the commercial paper market to date. We have the ability to fund the long-term needs of our business through broad access to capital markets, cash flow, proceeds from divestitures, a credit line facility and our effective shelf registration statement.

During the year, the rating agencies reduced our credit ratings. There can be no assurances that one or more of the rating agencies will not take additional adverse actions in the future.

We continuously review our liquidity profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.
Cash Flow Summary
During the fourth quarter of 2012, we determined that, beginning with the three month period ended December 31, 2011 and each subsequent three month period through September 30, 2012, changes in certain investment-related working capital accounts that were classified in the Consolidated Statement of Cash Flows as cash flows from operating activities should have been classified as cash flows from investing activities. The cash flow amounts in the table below for the year ended December 31, 2011 have been revised to reflect the correct classification of cash flows, resulting in an increase in cash provided by operating activities and an increase in cash used in investing activities of $29 million.

The change in cash and cash equivalents is as follows:

	Year Ended December 31,			Change
	2012	2011	2010	2012	2011
Net cash provided by operating activities	$660	$949	$952	$(289)	$(3)
Net cash used in investing activities	(87)	(117)	(301)	30	184
Net cash used in financing activities	(520)	(455)	(580)	(65)	125
Effect of exchange rate changes on cash and cash equivalents	3	(5)	1	8	(6)
Change in cash and cash equivalents	$57	$372	$72	$(316)	$300
Net cash provided by operating activities was $660 million in 2012 compared to $949 million in 2011. The decrease in cash provided by operations was primarily due to higher tax payments in 2012 resulting from the sale of leveraged lease assets, the loss of bonus depreciation and higher income tax refunds received in 2011. The cash impact of finance and accounts receivables were also $105 million lower in 2012 compared to 2011.
Net cash provided by operating activities of $949 million in 2011 was relatively unchanged from cash provided by operating activities of $952 million in 2010. Cash flow in 2011 benefited from lower tax payments of $187 million and higher net collections of finance and accounts receivables of $26 million but these benefits were offset by a special pension plan contribution of $123 million and higher payments of accounts payable and accrued liabilities of $42 million. Cash flow in 2010 benefited from proceeds of $32 million received from the unwinding of interest rate swaps. The decrease in current and non-current income taxes of $258 million in 2011 includes the tax benefits recognized in connection with the 2001-2008 IRS tax settlements.

Net cash used in investing activities was $87 million in 2012 and $117 million in 2011. The improvement in cash used in 2012 was due to lower net purchases of investment securities partially offset by higher capital expenditures and lower growth in customer deposits.
Net cash used in investing activities was $117 million in 2011 compared to $301 million in 2010. The decrease in cash used was primarily due to proceeds of $102 million from the sale of leveraged lease assets, lower net purchases of investment securities of $26 million and acquisitions of $78 million in 2010. These improvements were partially offset by higher capital expenditures of $36 million.

Net cash used in financing activities was $520 million in 2012 compared to $455 million in 2011. The increase in cash used was due to higher debt reduction partially offset by lower share repurchases. During the year, $550 million of debt matured and was repaid and we issued $340 million of new debt. In 2011, the reduction in debt was $50 million. During 2012, we did not repurchase any shares of our common stock compared to $100 million of share repurchases in 2011.
Net cash used in financing activities was $455 million in 2011 compared to $580 million in 2010. The decrease in cash used was primarily due to lower repayments of notes payable due to an overall decline in commercial paper borrowings in 2011 compared to 2010.

Dividends
We paid dividends to our common stockholders of $301 million ($1.50 per share), $300 million ($1.48 per share) and $301 million ($1.46 per share) in 2012, 2011 and 2010, respectively.

Going forward, each quarter our Board of Directors will continue to consider our recent and projected earnings and other capital needs and priorities in deciding whether to approve the amount and payment  of a dividend.

On January 31, 2013, our Board of Directors declared a cash dividend of $0.375 cent per share for the first quarter of 2013. There are no material restrictions on our ability to declare dividends.

Financings and Capitalization
We are a Well-Known Seasoned Issuer with the SEC, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is an important source of liquidity for us and a committed credit facility of $1.0 billion to support our commercial paper issuances. The credit facility expires in April 2016. We have not drawn upon the credit facility.

At December 31, 2012, there were no outstanding commercial paper borrowings. During the year, commercial paper borrowings averaged $221 million at a weighted-average interest rate of 0.39% and the maximum amount outstanding at any time was $709 million. In 2011, commercial paper borrowings averaged $138 million at a weighted-average interest rate of 0.22% and the maximum amount of commercial paper outstanding at any point in time was $450 million.

In October 2012, we borrowed $230 million under term loan agreements. The loans bear interest at the applicable London Interbank Offered Rate (LIBOR) plus 2.25% or Prime Rate plus 1.25%, at our option. Interest is payable quarterly and the loans mature in 2015 and 2016. The proceeds from the loans are for general corporate purposes, including the repayment of 2013 debt maturities.

In November 2012, we issued $110 million of 10-year notes with a coupon rate of 5.25%. Interest is paid quarterly beginning February 2013. The notes mature in November 2022; however, we may redeem some or all of the notes at anytime on or after November 2015 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. The proceeds from the notes are for general corporate purposes, including the repayment of 2013 debt maturities.

Cash and cash equivalents held by our foreign subsidiaries were $219 million at December 31, 2012 and $538 million at December 31, 2011. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.

Contractual Obligations and Off-Balance Sheet Arrangements
The following summarizes our known contractual obligations and off-balance sheet arrangements at December 31, 2012 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$3,965	$375	$900	$1,180	$1,510
Interest payments on debt (1)	1,254	174	309	211	560
Non-cancelable operating lease obligations	284	91	120	51	22
Purchase obligations (2)	274	225	48	1	—
Pension plan contributions (3)	30	30	—	—	—
Retiree medical payments (4)	218	26	49	45	98
Total	$6,025	$921	$1,426	$1,488	$2,190

The amount and period of future payments related to our income tax uncertainties cannot be reliably estimated and are not included in the above table. See Note 8 to the Consolidated Financial Statements for further details.

(1)
Interest payments on debt includes interest on our $500 million 5.25% notes due in 2037. Bondholders may redeem these notes, in whole or in part, at par plus accrued interest, in January 2017. If all $500 million of the notes are redeemed in January 2017, total interest payments would be reduced by $524 million. Interest payments on debt also include interest on the $110 million 5.25% notes due in 2022. These notes may be redeemed by us, in whole or in part, at anytime on or after November 2015 at par plus accrued interest. If we redeem all the notes in November 2015, total interest payments would be reduced by $40 million.

(2)
Purchase obligations include unrecorded agreements to purchase goods or services that are enforceable and legally binding upon us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)	Pension plan contributions represent the amount we anticipate making to our pension plans during 2013; however, we will assess our funding alternatives as the year progresses.

(4)
Our retiree health benefit plans are non-funded plans and cash contributions are made each year to cover medical claims costs incurred. The amounts reported in the above table represent our estimate of future benefits payments.

Critical Accounting Estimates
The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions about certain items that affect the reported amounts of assets, liabilities, revenues, expenses and accompanying disclosures, including the disclosure of contingent assets and liabilities. The accounting policies below have been identified by management as those accounting policies that are most critical to our financial statements due to the estimates and assumptions required. Management believes that the estimates and assumptions used are reasonable and appropriate based on the information available at the time the financial statements were prepared; however, actual results could differ from those estimates and assumptions. See Note 1 to the Consolidated Financial Statements for a summary of our accounting policies.

Revenue recognition - Multiple element arrangements
We derive our revenue from multiple sources including sales, rentals, financing and services. Certain of our transactions are consummated at the same time and can therefore generate revenue from multiple sources. The most common form of these transactions involves a sale of non-cancelable lease of equipment, a meter rental and an equipment maintenance agreement. As a result, we are required to determine whether the deliverables in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the delivered elements and when to recognize revenue for each element.

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

Pension benefits
The valuation of our pension assets and obligations and the calculation of net periodic pension expense are dependent on assumptions and estimates relating to, among other things, the interest rate used to discount the future estimated liability (discount rate) and the expected rate of return on plan assets. These assumptions are evaluated and updated annually and are described in further detail in Note 17 to the Consolidated Financial Statements.

The discount rate for our largest plan, the U.S. Qualified Pension Plan (the U.S. Plan) is determined by matching the expected cash flows associated with our benefit obligations to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. The discount rate for our largest foreign plan, the U.K. Qualified Pension Plan (the U.K. Plan), is determined by using a model that discounts each year's estimated benefit payments by an applicable spot rate derived from a yield curve created from a large number of high quality corporate bonds. The discount rate used in the determination of net periodic pension expense for 2012 for both the U.S. Plan and the U.K. Plan was 4.95%. For 2013, the discount rate to be used in the determination of net periodic pension expense for the U.S. Plan and the U.K. Plan will be 4.05% and 4.55%, respectively. A 0.25% increase in the discount rate would decrease annual pension expense by approximately $1 million for both the U.S. Plan and the U.K. Plan, and lower the projected benefit obligation of the U.S. Plan and U.K. Plan by $42 million and $21 million, respectively.

The expected return on plan assets is based on historical and expected future returns for current and targeted asset allocations for each asset class in the plans' investment portfolio, adjusted for historical and expected experience of active portfolio management results, as compared to the benchmark returns. When assessing the expected future returns for the portfolio, management places more emphasis on the expected future returns than historical returns. The expected rate of return used in the determination of net periodic pension expense for 2012 was 7.75% for the U.S. Plan and 7.25% for the U.K. Plan. For 2013, the expected rate of return to be used in the determination of net periodic pension expense for the U.S. Plan and the U.K. Plan will be 7.25%. A 0.25% increase in the expected rate of return on plan return on assets would decrease annual pension expense for the U.S. Plan and U.K. Plan by $4 million and $1 million, respectively.

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

We invest our pension plan assets in a variety of investment securities in accordance with our strategic asset allocation policy. The allocations of our U.S. and U.K. pension plan assets at December 31, 2012 and target allocations for 2013 are as follows:

	U.S. Pension Plan		U.K. Pension Plan
	Allocation of plan assets at December 31, 2012	2013 Target allocation	Allocation of plan assets at December 31, 2012	2013 Target allocation
Equity securities	29%	28%	63%	65%
Fixed income	61%	62%	36%	35%
Real estate	4%	2%	—%	—%
Private equity	6%	8%	—%	—%
Cash	—%	—%	1%	—%
Total	100%	100%	100%	100%

Investment securities are exposed to various risks such as interest rate, market and credit risks, which could cause a change in the value of such investment securities. Such a change could have a material impact on our future results.

Residual value of leased assets
We provide lease financing for our products primarily through sales-type leases. Equipment residual values are determined at inception of the lease using estimates of equipment fair value at the end of the lease term. Residual value estimates impact the determination of whether a lease is classified as an operating lease or sales-type lease. Estimates of future equipment fair value are based primarily on our historical experience. We also consider forecasted supply and demand for our various products, product retirement and future product launch plans, end of lease customer behavior, regulatory changes, remanufacturing strategies, used equipment markets, if any, competition and technological changes.

We evaluate residual values on an annual basis or as changes to the above considerations occur and declines in estimated residual values considered "other-than-temporary" are recognized immediately. Estimated increases in future residual values are not recognized until the equipment is remarketed. If the actual residual value of lease assets were 10% lower than management's current estimates, pre-tax income would be lower by $17 million.

Allowances for doubtful accounts and credit losses
We estimate our credit risk for accounts and finance receivables and provide allowances for estimated losses. We believe that our credit risk is limited because of our large number of customers, small account balances for most of our customers and customer geographic and industry diversification. We continuously monitor collections and payments from our customers and evaluate the adequacy of the applicable allowance based on historical loss experience, past due status, adverse situations that may affect a customer's ability to pay and prevailing economic conditions. We make adjustments to the reserves as deemed necessary. This evaluation is inherently subjective and actual results may differ significantly from estimated reserves.

Total allowance for credit losses as a percentage of finance receivables was 1.8% and 2.6% at December 31, 2012 and 2011, respectively. Holding all other assumptions constant, a 0.25% increase or decrease in the allowance rate at December 31, 2012 would have changed the 2012 provision by approximately $6 million.

The allowance for doubtful accounts as a percentage of trade receivables was 2.7% and 3.4% at December 31, 2012 and 2011, respectively. Holding all other assumptions constant, a 0.25% increase or decrease in the allowance rate at December 31, 2012 would have changed the 2012 provision by approximately $2 million.

Accounting for income taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our annual tax rate is based on our income, statutory tax rates, tax reserve changes and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions.

We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. Determining the appropriate level of tax reserves requires us to exercise judgment regarding the uncertain application of tax laws. The amount of reserves is adjusted when information becomes available or when an event occurs indicating a change in the reserve is appropriate. Future changes in tax reserve requirements could have a material impact on our financial condition or results of operations.

Significant judgment is also required in determining the amount of valuation allowance to be recorded against deferred tax assets. In assessing whether a valuation allowance is necessary, and the amount of such allowance, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. As new information becomes available that would alter our determination as to the amount of deferred tax assets that will ultimately be realized, we adjust the valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

Useful lives of long-lived assets
We depreciate property, plant and equipment and rental property and equipment principally using the straight-line method over the estimated useful lives of up to 50 years for buildings, three to 15 years for machinery and equipment, four to six years for rental equipment and three to five years for computer equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term. We amortize capitalized costs related to internally developed software using the straight-line method over the estimated useful life, which is principally three to 10 years. Intangible assets with finite lives are amortized using the straight-line method or an accelerated attrition method over their estimated useful lives, which are principally three to 15 years. Our estimates of useful lives could be affected by changes in regulatory provisions, technology or business plans and changes to the assets' estimated useful lives could have a material impact on our results of operations.

Impairment review
Long-lived and intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset is compared to the asset's carrying amount. We derive the cash flow estimates from our future long-term business plans and historical experience. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded for an amount by which the carrying amount exceeds the fair value of the asset. The fair value of the asset is determined using probability weighted expected discounted cash flow estimates, quoted market prices when available and appraisals, as appropriate. Changes in the estimates and assumptions incorporated in our impairment assessment could materially affect the determination of fair value and the associated impairment charge.

Goodwill is tested annually for impairment, during the fourth quarter, or sooner when circumstances indicate an impairment may exist at the reporting unit level. The impairment test for goodwill is a two-step approach. In the first step, the fair value of each reporting unit is compared to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill is then compared to the actual carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference.

Significant estimates and assumptions are used in our goodwill impairment review and include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. The fair value of each reporting unit is determined based on a combination of techniques, including the present value of future cash flows, applicable multiples of competitors and multiples from sales of like businesses, and requires us to make estimates and assumptions regarding discount rates, growth rates and our future long-term business plans. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit.

During the third quarter of 2012, as a result of the continuing under-performance of our IMS operations, and to enable us to better focus on higher growth cross-border ecommerce parcel opportunities, we began exploring strategic alternatives to exit the IMS operations related to the international delivery of mail and catalogs and concluded it was appropriate to conduct a goodwill impairment review. We determined the fair value of IMS based on negotiations with potential buyers and preliminary indications of interests and written offers received for the IMS business, as well applying an income approach with revised cash flow projections. The inputs used to determine the fair value of the IMS operations were classified as Level 3 in the fair value hierarchy. Based on our review, we recorded a goodwill impairment charge of $18 million and additional impairment charges of $10 million to write-down the carrying values of certain intangible and fixed assets associated with the IMS business to their respective fair values. At December 31, 2012, the assets and liabilities of IMS were classified as held-for-sale and all historical amounts related to the IMS operations, including the above mentioned goodwill, intangible asset and fixed asset impairment charges, were included in discontinued operations.

In 2011, due to the under-performance of our IMS operations, management concluded that it was appropriate to perform a goodwill impairment review for IMS. We determined the fair value of IMS using a combination of techniques including the present value of future cash flows, multiples of competitors and multiples from sales of like businesses, and determined that the IMS reporting unit was impaired. The inputs used to determine the fair value of the IMS operations were classified as Level 3 in the fair value hierarchy. We allocated the implied fair value to the assets and liabilities of IMS and determined the implied fair value of goodwill. Based on our review, we recorded a goodwill impairment charge of $46 million and identifiable intangible asset impairment charges of $12 million to write-down the carrying values of goodwill and intangible assets associated with the IMS business to their respective fair values. These charges are recorded in discontinued operations in the Consolidated Statements of Income.

Also in 2011, based on the results of our annual goodwill impairment review process, we determined that the international operations of our Management Services segment (PBMSi) were impaired. We determined the fair value of PBMSi using a combination of techniques including the present value of future cash flows, derived from our long-term plans and historical experience, multiples of competitors and multiples from sales of like businesses and allocated the estimated fair value of the assets and liabilities of PBMSi. The inputs used to determine the fair value of PBMSi were classified as Level 3 in the fair value hierarchy. Based on our review, we recorded a goodwill impairment charge of $84 million and intangible asset impairment charge of $5 million to write down the carrying value of goodwill and intangible assets to their respective estimated fair values.

Based on the results of our annual impairment review conducted in 2012, the estimated fair values of our reporting units were substantially in excess of their respective carrying values, except for PBMSi, whose estimated fair value exceeded its carrying value by approximately 4%. At December 31, 2012, the goodwill allocated to PBMSi was $5 million. The assumptions used to estimate fair value were based on projections incorporated in our current operating plans as well as other available information. The current operating plans included significant assumptions and estimates associated with sales growth, profitability and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions of the reporting unit. We also considered other assumptions that market participants may use. The inputs used to determine the fair value of PBMSi were classified as Level 3 in the fair value hierarchy. By their nature, projections are uncertain. Potential events and circumstances, such as declining volumes, loss of client contracts and inability to acquire new clients could have an adverse effect on our assumptions. We will continue to monitor and evaluate the carrying values of goodwill and intangible assets of PBMSi, and should actual results differ significantly from our estimates and assumptions, additional non-cash impairment charges for goodwill could be recorded in 2013.

Stock-based compensation expense
We recognize compensation cost for stock-based awards based on the estimated fair value of the award, net of an estimated forfeiture rate. We recognize compensation costs for those shares expected to vest on a straight-line basis over the requisite service period.

We estimate the fair value of stock awards using a Black-Scholes valuation model or Monte Carlo simulation model. These models require assumptions be made regarding the expected stock price volatility, risk-free interest rate, expected life of the award and dividend yield. The estimate of stock price volatility is based on historical price changes of our stock. The risk-free interest rate is based on U.S. treasuries with a term equal to the expected life of the stock award. The expected life of the award and expected dividend yield are based on historical experience.

We believe that the valuation techniques and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of our stock-based awards. If factors change and we use different assumptions, our stock-based compensation expense could be different in the future. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Restructuring
We have undertaken restructuring actions which require management to utilize certain estimates related to the amount and timing of expenses. If the actual amounts differ from our estimates, the amount of the restructuring charges could be impacted. On a quarterly basis, we update our estimates of future remaining obligations and costs associated with all restructuring actions and compare these updated estimates to our current restructuring reserves, and make adjustments if necessary.

Loss contingencies
In the ordinary course of business, we are routinely defendants in, or party to, a number of pending and threatened legal actions. On a quarterly basis, we review the status of each significant matter and assess the potential financial exposure. If the potential loss from any claim or legal action is considered probable and can be reasonably estimated, we establish a liability for the estimated loss. The assessment of the ultimate outcome of each claim or legal action and the determination of the potential financial exposure requires significant judgment. Estimates of potential liabilities for claims or legal actions are based only on information that is available at that time. As additional information becomes available, we may revise our estimates, and these revisions could have a material impact on our results of operations and financial position.

Legal and Regulatory Matters
Legal
See Legal Proceedings in Item 3 for information regarding our legal proceedings.

Other regulatory matters
As is the case with other large corporations, we are continually under examination by tax authorities in the United States, other countries and local jurisdictions in which we have operations. The years under examination vary by jurisdiction. Except for a dispute arising out of a partnership investment, the IRS examinations of tax years prior to 2009 are now closed to audit. We have other domestic and international tax filings currently under examinations or subject to examination. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flows. See Note 8 to the Consolidated Financial Statements.

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

Foreign Currency Exchange

Over the last three years, approximately one-third of our consolidated revenue was derived from operations outside of the United States. The functional currency for most of our foreign operations is the local currency. Our largest foreign currency exposure is to fluctuations in the British pound, Euro and Canadian dollar, and to a lesser extent, the Australian dollar. Changes in the value of the U.S. dollar relative to the currencies of countries in which we operate impact our reported assets, liabilities, revenue and expenses. Exchange rate fluctuations can also impact the settlement of intercompany receivables and payables between our subsidiaries in different countries. For the years ended December 31, 2012, 2011 and 2010, currency rate movements increased/(decreased) revenue by (1.2)%, 1.6% and 0.4%, respectively. Based on the revenue contribution from our international operations in 2012, a 1% increase in the value of the U.S. dollar would have reduced revenue by $15 million.

We use foreign exchange contracts to mitigate the risk of foreign currency exchange rate fluctuations. We enter into foreign exchange contracts with only those financial institutions that meet stringent credit requirements as set forth in our derivative policy to mitigate our exposure to counterparty credit risk. We regularly review our credit exposure balances as well as the creditworthiness of our counterparties. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate. At December 31, 2012, the fair value of our outstanding foreign exchange contracts was a net asset of $1 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations due to our investing and funding activities and our operations denominated in different foreign currencies.

Our objective in managing our exposure to changing interest rates is to limit the volatility and impact of changing interest rates on earnings and cash flows. To achieve these objectives, we use a balanced mix of debt maturities and interest rate swaps that convert the fixed rate interest payments on certain debt issuances to variable rates. At December 31, 2012, approximately 17% of our debt was at variable rates, including the fixed rate debt that has been swapped to variable rate through interest rate swaps. A one-percentage point increase/decrease in the effective interest rate of our variable rate debt in 2012 would have reduced/increased 2012 pre-tax income by $7 million.

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

We utilize a "Value-at-Risk" (VaR) model to determine the potential loss in fair value from changes in market conditions. The VaR model utilizes a “variance/co-variance” approach and assumes normal market conditions, a 95% confidence level and a one-day holding period. The model includes all of our debt, interest rate derivative contracts and foreign exchange derivative contracts associated with forecasted transactions. The model excludes all anticipated transactions and firm commitments and account receivables and payables denominated in foreign currencies, which certain of these instruments are intended to hedge. The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by us, nor does it consider the potential effect of favorable changes in market factors.

During 2012 and 2011, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, using the variance/co-variance technique described above, was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements and Supplemental Data" on page 33 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and internal control over financial reporting. Our CEO and CFO concluded that such disclosure controls and procedures were effective as of December 31, 2012, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. Any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2012.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management's assessment included evaluating the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on its assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control - Integrated Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information pertaining to our Directors and the members of the Audit Committee of the Board of Directors is incorporated herein by reference to the sections entitled "Compensation Committee Interlocks and Insider Participation," "Election of Directors," "Security Ownership of Directors and Executive Officers," "Beneficial Ownership," "Report of the Audit Committee" and "Corporate Governance" of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with our Annual Meeting of Stockholders to be held on May 13, 2013. Such Definitive Proxy Statement will be filed with the Commission within 120 days of our fiscal year ended December 31, 2012. Our executive officers are as follows:

Name	Age	Title	Executive Officer Since
Marc B. Lautenbach	51	President and Chief Executive Officer	2012
Leslie Abi-Karam	54	Executive Vice President and President, Pitney Bowes Communications Solutions	2005
Gregory E. Buoncontri	65	Executive Vice President and Chief Information Officer	2000
Daniel J. Goldstein	51	Executive Vice President and Chief Legal and Compliance Officer	2010
Michael Monahan	52	Executive Vice President and Chief Financial Officer	2005
John E. O'Hara	54	Executive Vice President and President, Pitney Bowes Software Solutions	2011
Vicki A. O'Meara	55	Executive Vice President and President, Pitney Bowes Services Solutions	2008
Joseph H. Timko	52	Executive Vice President and Chief Technology and Strategy Officer	2010
Johnna G. Torsone	62	Executive Vice President and Chief Human Resources Officer	1993
There is no family relationship among the above officers. All of the officers have served in various corporate, division or subsidiary positions with the Company for at least the past five years except as described below:

Mr. Lautenbach was appointed President and Chief Executive Officer of the Company in December 2012. Before joining Pitney Bowes, Mr. Lautenbach held numerous positions during his career at IBM, which he joined in 1985. His leadership roles at IBM included serving as Vice President Small and Medium Business in Asia Pacific from 1998-2000, General Manager of IBM Global Small and Medium Business from 2000-2005, General Manager of IBM North America from 2005-2010, and Managing Partner, North America, for IBM Global Business Services.

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

Ms. O'Meara joined the Company in June 2008 as Executive Vice President and Chief Legal and Compliance Officer. In July 2010, Ms. O'Meara became Executive Vice President and President, Pitney Bowes Management Services & Government and Postal Affairs, relinquishing her responsibilities as the Chief Legal and Compliance Officer. Prior to joining the Company, she was President - U.S. Supply Chain Solutions for Ryder System, Inc., a leading transportation and supply chain solutions company. Ms. O'Meara joined Ryder System, Inc. as Executive Vice President and General Counsel in June 1997.

Mr. Timko joined the Company in February 2010 as Executive Vice President and Chief Strategy and Innovation Officer. Prior to joining the Company, Mr. Timko was a partner in the technology / telecom and industrial sector practice at McKinsey & Company.

Code of Ethics
We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, financial and accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our corporate governance website located at www.pb.com/Our-Company/Leadership-and-Governance/Corporate-Governance. In addition, amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed at the same location as the Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

The sections entitled "Directors' Compensation," "Compensation Discussion and Analysis", and "Executive Compensation Tables and Related Narrative" of our Definitive Proxy Statement to be filed with the Commission within 120 days of our fiscal year ended December 31, 2012 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2012 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	15,760,550	$32.93	16,644,439
Equity compensation plans not approved by security holders	—	—	—
Total	15,760,550	$32.93	16,644,439

The sections entitled "Security Ownership of Directors and Executive Officers" and "Beneficial Ownership" of our Definitive Proxy Statement to be filed with the Commission within 120 days of our fiscal year ended December 31, 2012 are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sections entitled "Corporate Governance" and "Certain Relationships and Related-Person Transactions" of our Definitive Proxy Statement to be filed with the Commission within 120 days of our fiscal year ended December 31, 2012 are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services" of our Definitive Proxy Statement to be filed with the Commission within 120 days of our fiscal year ended December 31, 2012 are incorporated herein by reference.

PART IV

ITEM 15. - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial statements - see "Index to Consolidated Financial Statements and Supplemental Data" on page 33 of this Form 10-K.
2.    Financial statement schedules - see "Index to Consolidated Financial Statements and Supplemental Data" on page 33 of this Form 10-K.
3.    Index to Exhibits

Reg. S-K exhibits	Description	Status or incorporation by reference
3(a)	Restated Certificate of Incorporation of Pitney Bowes Inc.	Incorporated by reference to Exhibit 3(c) to Form 8-K as filed with the Commission on May 12, 2011 (Commission file number 1-3579)
3(b)	Pitney Bowes Inc. Amended and Restated By-laws (effective May 10, 2011)	Incorporated by reference to Exhibit 3(d) to Form 8-K as filed with the Commission on May 12, 2011 (Commission file number 1-3579)
4(a)	Form of Indenture between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (No. 333-72304) as filed with the Commission on October 26, 2001
4(b)	Supplemental Indenture No. 1 dated April 18, 2003 between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K as filed with the Commission on August 18, 2004
4(c)	Form of Indenture between the Company and Citibank, N.A., as Trustee, dated as of February 14, 2005	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3ASR (No. 333-151753) as filed with the Commission on June 18, 2008.
4(d)	First Supplemental Indenture, by and among Pitney Bowes Inc., The Bank of New York, and Citibank, N.A., to the Indenture, dated as of February 14, 2005, by and between the Company and Citibank	Incorporated by reference to Exhibit 4.1 to Form 8-K as filed with the Commission on October 24, 2007 (Commission file number 1-3579)
10(a) *	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit 10(a) to Form 10-K as filed with the Commission on March 30, 1993 (Commission file number 1-3579)
10(b) *	Pitney Bowes Inc. Directors' Stock Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 30, 2000 (Commission file number 1-3579)
10(b.1) *	Pitney Bowes Inc. Directors' Stock Plan (Amendment No. 1, effective as of May 12, 2003)	Incorporated by reference to Exhibit 10 to Form 10-Q as filed with the Commission on August 11, 2003 (Commission file number 1-3579)
10(b.2) *	Pitney Bowes Inc. Directors' Stock Plan (Amendment No. 2 effective as of May 1, 2007)	Incorporated by reference to Exhibit 10(b.2) to Form 10-K as filed with the Commission on March 1, 2007 (Commission file number 1-3579)
10(c) *	Pitney Bowes Stock Plan (as amended and restated as of January 1, 2002)	Incorporated by reference to Annex 1 to the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Commission on March 26, 2002 (Commission file number 1-3579)
10(d) *	Pitney Bowes Inc. 2007 Stock Plan (as amended November 7, 2009)	Incorporated by reference to Exhibit (v) to Form 10-K as filed with the Commission on February 26, 2010 (Commission file number 1-3579)
10(e) *	Pitney Bowes Inc. Key Employees' Incentive Plan (as amended and restated October 1, 2007) (as amended November 7, 2009)	Incorporated by reference to Exhibit (iv) to Form 10-K as filed with the Commission on February 26, 2010 (Commission file number 1-3579)
10(f) *	Pitney Bowes Severance Plan (as amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit 10(e) to Form 10-K as filed with the Commission on February 29, 2008 (Commission file number 1-3579)
10(g) *	Pitney Bowes Senior Executive Severance Policy (as amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit 10(f) to Form 10-K as filed with the Commission on February 29, 2008 (Commission file number 1-3579)
10(h) *	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors, as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(g) to Form 10-K as filed with the Commission on February 26, 2009 (Commission file number 1-3579)
10(i) *	Pitney Bowes Inc. Deferred Incentive Savings Plan as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(h) to Form 10-k as filed with the Commission on February 26, 2009 (Commission file number 1-3579)

Reg. S-K exhibits	Description	Status or incorporation by reference
10(j) *	Pitney Bowes Inc. 1998 U.K. S.A.Y.E. Stock Option Plan	Incorporated by reference to Annex II to the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the Commission on March 23, 2006 (Commission file number 1-3579)
10(k) *	Form of Long Term Incentive Award Agreement	Exhibit 10(k)
10(l) *	Compensation arrangement for Vicki O'Meara dated June 1, 2010	Incorporated by reference to Exhibit 10(a) to Form 10-Q as filed with the Commission on August 5, 2010 (Commission file number 1-3579)
12	Computation of ratio of earnings to fixed charges	Exhibit 12
21	Subsidiaries of the registrant	Exhibit 21
23	Consent of experts and counsel	Exhibit 23
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
* The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

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

Date: February 22, 2013        PITNEY BOWES INC.
Registrant

By: /s/ Marc B. Lautenbach
Marc B. Lautenbach
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc B. Lautenbach Marc B. Lautenbach	President and Chief Executive Officer - Director	February 22, 2013
/s/ Michael Monahan Michael Monahan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2013
/s/ Steven J. Green Steven J. Green	Vice President-Finance and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2013
/s/ Michael I. Roth Michael I. Roth	Non-Executive Chairman - Director	February 22, 2013
/s/ Rodney C. Adkins Rodney C. Adkins	Director	February 22, 2013
/s/ Linda G. Alvarado Linda G. Alvarado	Director	February 22, 2013
/s/ Anne M. Busquet Anne M. Busquet	Director	February 22, 2013
/s/ Roger Fradin Roger Fradin	Director	February 22, 2013
/s/ Anne Sutherland Fuchs Anne Sutherland Fuchs	Director	February 22, 2013
/s/ S. Douglas Hutcheson S. Douglas Hutcheson	Director	February 22, 2013
/s/ James H. Keyes James H. Keyes	Director	February 22, 2013
/s/ Eduardo R. Menascé Eduardo R. Menascé	Director	February 22, 2013
/s/ David L. Shedlarz David L. Shedlarz	Director	February 22, 2013
/s/ David B. Snow, Jr. David B. Snow, Jr.	Director	February 22, 2013
__________________ Robert E. Weissman	Director	February 22, 2013

PITNEY BOWES INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Pitney Bowes Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pitney Bowes Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
February 22, 2013

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenue:
Equipment sales	$938,289	$986,392	$1,022,563
Supplies	283,604	307,974	318,430
Software	412,762	426,606	390,219
Rentals	569,619	618,990	651,348
Financing	495,130	547,269	587,359
Support services	689,667	706,505	711,519
Business services	1,514,944	1,528,860	1,578,918
Total revenue	4,904,015	5,122,596	5,260,356
Costs and expenses:
Cost of equipment sales	459,051	449,479	469,158
Cost of supplies	87,569	97,454	97,172
Cost of software	92,708	99,107	93,391
Cost of rentals	115,356	138,603	155,480
Financing interest expense	81,140	87,698	88,292
Cost of support services	440,055	452,582	451,609
Cost of business services	1,156,828	1,161,429	1,173,418
Selling, general and administrative	1,598,286	1,690,360	1,724,283
Research and development	136,908	148,645	156,371
Restructuring charges and asset impairments, net	23,117	136,548	181,961
Goodwill impairment	—	84,500	—
Other interest expense	115,228	115,363	115,619
Interest income	(7,982)	(5,795)	(2,587)
Other expense (income), net	1,138	(19,918)	—
Total costs and expenses	4,299,402	4,636,055	4,704,167
Income from continuing operations before income taxes	604,613	486,541	556,189
Provision for income taxes	150,305	67,610	213,598
Income from continuing operations	454,308	418,931	342,591
Income (loss) from discontinued operations, net of tax	9,231	216,924	(31,888)
Net income before attribution of noncontrolling interests	463,539	635,855	310,703
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	18,376	18,375	18,324
Net income - Pitney Bowes Inc.	$445,163	$617,480	$292,379
Amounts attributable to common stockholders:
Net income from continuing operations	$435,932	$400,556	$324,267
Income (loss) from discontinued operations, net of tax	9,231	216,924	(31,888)
Net income - Pitney Bowes Inc.	$445,163	$617,480	$292,379
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$2.18	$1.98	$1.57
Discontinued operations	0.05	1.07	(0.15)
Net income - Pitney Bowes Inc.	$2.22	$3.06	$1.42
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$2.16	$1.98	$1.57
Discontinued operations	0.05	1.07	(0.15)
Net income - Pitney Bowes Inc.	$2.21	$3.05	$1.41

(1)	The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2012	2011	2010

Net income - Pitney Bowes Inc.	$445,163	$617,480	$292,379
Other comprehensive income, net of tax:
Foreign currency translations	(2,702)	(53,569)	(15,685)
Net unrealized gain on cash flow hedges, net of tax of $429, $1,278 and $837, respectively	661	2,007	1,293
Net unrealized gain on investment securities, net of tax of $81, $1,885 and $505, respectively	126	2,948	790
Adjustments to pension and postretirement plans, net of tax benefit of $(38,934), $(93,251) and $(17,183), respectively	(70,232)	(173,699)	(28,710)
Amortization of pension and postretirement costs, net of tax of $28,701, $19,601 and $16,028, respectively	52,579	34,474	28,298
Other comprehensive loss	(19,568)	(187,839)	(14,014)
Comprehensive income - Pitney Bowes Inc.	425,595	429,641	278,365
Preferred stock dividends of subsidiaries attributable to noncontrolling interests	18,376	18,375	18,324
Total comprehensive income	$443,971	$448,016	$296,689

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$913,276	$856,238
Short-term investments	36,611	12,971
Accounts receivable (net of allowance of $20,219 and $25,667, respectively)	728,250	723,630
Short-term finance receivables (net of allowance of $25,484 and $45,583, respectively)	1,188,292	1,251,090
Inventories	179,678	178,599
Current income taxes	51,836	102,556
Other current assets and prepayments	114,184	134,774
Total current assets	3,212,127	3,259,858
Property, plant and equipment, net	385,377	404,146
Rental property and equipment, net	241,192	258,711
Long-term finance receivables (net of allowance of $14,610 and $17,847, respectively)	1,026,489	1,105,791
Investment in leveraged leases	34,546	138,271
Goodwill	2,136,138	2,147,088
Intangible assets, net	166,214	212,603
Non-current income taxes	94,434	89,992
Other assets	563,374	530,644
Total assets	$7,859,891	$8,147,104

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,809,226	$1,840,465
Current income taxes	240,681	242,972
Current portion of long-term obligations	375,000	550,000
Advance billings	452,130	458,425
Total current liabilities	2,877,037	3,091,862
Deferred taxes on income	69,222	175,944
Tax uncertainties and other income tax liabilities	145,881	194,840
Long-term debt	3,642,375	3,683,909
Other non-current liabilities	718,375	743,165
Total liabilities	7,452,890	7,889,720

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 14)

Stockholders’ equity (deficit):
Cumulative preferred stock, $50 par value, 4% convertible	4	4
Cumulative preference stock, no par value, $2.12 convertible	648	659
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	223,847	240,584
Retained earnings	4,744,802	4,600,217
Accumulated other comprehensive loss	(681,213)	(661,645)
Treasury stock, at cost (122,453,865 and 123,586,842 shares, respectively)	(4,500,795)	(4,542,143)
Total Pitney Bowes Inc. stockholders’ equity (deficit)	110,631	(38,986)
Total liabilities, noncontrolling interests and stockholders’ equity (deficit)	$7,859,891	$8,147,104

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$463,539	$635,855	$310,703
Restructuring payments	(74,718)	(107,002)	(119,565)
Special pension plan contributions	(95,000)	(123,000)	—
Tax payments related to sale of leveraged lease assets	(114,128)	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charges and asset impairments	33,351	148,151	182,274
Goodwill impairment	18,315	130,150	—
Depreciation and amortization	255,556	272,142	303,653
Gain on sale of leveraged lease assets, net of tax	(12,886)	(26,689)	—
Stock-based compensation	18,227	18,692	20,111
Proceeds from settlement of derivative instruments	—	—	31,774
Deferred tax (benefit) provision	(92,999)	34,358	(34,387)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,068)	58,951	43,204
(Increase) decrease in finance receivables	147,165	190,153	180,352
(Increase) decrease in inventories	(599)	(12,830)	(11,913)
(Increase) decrease in other current assets and prepayments	(3,131)	16,905	(8,658)
Increase (decrease) in accounts payable and accrued liabilities	(47,023)	(13,086)	28,766
Increase (decrease) in current and non-current income taxes	116,013	(257,631)	5,217
Increase (decrease) in advance billings	3,767	(12,854)	11,430
Increase (decrease) in other operating capital, net	47,807	(3,278)	9,150
Net cash provided by operating activities	660,188	948,987	952,111
Cash flows from investing activities:
Purchases of investment securities	(367,745)	(406,114)	(315,355)
Proceeds from sales/maturities of investment securities	352,124	309,534	192,891
Capital expenditures	(176,586)	(155,980)	(119,768)
Proceeds from sale of leveraged lease assets	105,506	101,784	—
Net investment in external financing	(1,667)	(2,677)	(4,718)
Reserve account deposits	1,636	35,354	10,399
Proceeds from sale of facility	—	683	12,595
Acquisitions, net of cash acquired	—	—	(77,537)
Net cash used in investing activities	(86,732)	(117,416)	(301,493)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	340,000	—	—
Principal payments of long-term obligations	(550,000)	—	—
Decrease in notes payable, net	—	(50,000)	(170,794)
Proceeds from issuance of common stock	9,314	12,934	11,423
Dividends paid to stockholders	(300,578)	(299,579)	(301,456)
Dividends paid to noncontrolling interests	(18,376)	(18,375)	(19,141)
Stock repurchases	—	(99,997)	(100,000)
Net cash used in financing activities	(519,640)	(455,017)	(579,968)
Effect of exchange rate changes on cash and cash equivalents	3,222	(4,679)	976
Increase in cash and cash equivalents	57,038	371,875	71,626
Cash and cash equivalents at beginning of period	856,238	484,363	412,737
Cash and cash equivalents at end of period	$913,276	$856,238	$484,363
Cash interest paid	$190,892	$202,159	$191,880
Cash income tax payments, net of refunds	$206,285	$44,528	$231,550

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Preferred stock	Preference stock	Common Stock	Additional Paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at December 31, 2009	$4	$868	$323,338	$256,133	$4,291,393	$(459,792)	$(4,415,096)	$(3,152)
Net income - Pitney Bowes Inc.	—	—	—	—	292,379	—	—	292,379
Other comprehensive loss	—	—	—	—	—	(14,014)	—	(14,014)
Cash dividends
Common ($1.46 per share)	—	—	—	—	(301,391)	—	—	(301,391)
Preference	—	—	—	—	(65)	—	—	(65)
Issuances of common stock	—	—	—	(24,039)	—	—	33,249	9,210
Conversions to common stock	—	(116)	—	(1,618)	—	—	1,734	—
Stock-based compensation	—	—	—	20,452	—	—	—	20,452
Repurchase of common stock	—	—	—	—	—	—	(100,000)	(100,000)
Balance at December 31, 2010	4	752	323,338	250,928	4,282,316	(473,806)	(4,480,113)	(96,581)
Net income - Pitney Bowes Inc.	—	—	—	—	617,480	—	—	617,480
Other comprehensive loss	—	—	—	—	—	(187,839)	—	(187,839)
Cash dividends
Common ($1.48 per share)	—	—	—	—	(299,521)	—	—	(299,521)
Preference	—	—	—	—	(58)	—	—	(58)
Issuances of common stock	—	—	—	(27,283)	—	—	35,865	8,582
Conversions to common stock	—	(93)	—	(2,009)	—	—	2,102	—
Stock-based compensation	—	—	—	18,948	—	—	—	18,948
Repurchase of common stock	—	—	—	—	—	—	(99,997)	(99,997)
Balance at December 31, 2011	4	659	323,338	240,584	4,600,217	(661,645)	(4,542,143)	(38,986)
Net income - Pitney Bowes Inc.	—	—	—	—	445,163	—	—	445,163
Other comprehensive loss	—	—	—	—	—	(19,568)	—	(19,568)
Cash dividends
Common ($1.50 per share)	—	—	—	—	(300,527)	—	—	(300,527)
Preference	—	—	—	—	(51)	—	—	(51)
Issuances of common stock	—	—	—	(34,727)	—	—	41,100	6,373
Conversions to common stock	—	(11)	—	(237)	—	—	248	—
Stock-based compensation	—	—	—	18,227	—	—	—	18,227
Balance at December 31, 2012	$4	$648	$323,338	$223,847	$4,744,802	$(681,213)	$(4,500,795)	$110,631

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of Pitney Bowes Inc. (we, us, our, or the company) and its wholly owned subsidiaries. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Operating results of acquired companies are included in the consolidated financial statements from the date of acquisition. Intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

As a result of the continuing under-performance of our IMS operations, and to enable us to better focus on higher growth cross-border ecommerce parcel opportunities, we began exploring strategic alternatives to exit the IMS operations. The assets and liabilities of IMS met held-for-sale classification and all historical amounts related to the IMS operations, including the related goodwill and asset impairment charges, are presented as discontinued operations and have been excluded from continuing operations and from segment results for all periods presented. The IMS operations were historically part of our Mail Services segment.

Use of Estimates
The preparation of our financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and accompanying disclosures, including the disclosure of contingent assets and liabilities. These estimates and assumptions are based on management's best knowledge of current events, historical experience and other information available when the financial statements are prepared. These estimates include, but are not limited to, revenue recognition for multiple element arrangements, goodwill and intangible asset impairment review, allowance for doubtful accounts and credit losses, residual values of leased assets, useful lives of long-lived and intangible assets, restructuring costs, pensions and other postretirement benefits, income tax reserves, deferred tax asset valuation allowance and loss contingencies. Actual results could differ from those estimates and assumptions.

Cash Equivalents and Short-Term Investments
Cash equivalents include short-term, liquid investments with maturities of three months or less at the date of purchase. Short-term investments include investments with a maturity of greater than three months but less than one year from the reporting date.

Accounts Receivable and Allowance for Doubtful Accounts
We estimate our accounts receivable risks and provide an allowance for doubtful accounts accordingly. We evaluate the adequacy of the allowance based on historical loss experience, aging of receivables, adverse situations that may affect a customer's ability to pay and prevailing economic conditions and make adjustments to the allowance as necessary. This evaluation is inherently subjective and actual results may differ significantly from estimated reserves. Accounts receivable are generally due within 30 days after the invoice date. Accounts deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our accounts receivable credit risk is limited because of our large number of customers, small account balances for most of our customers and customer geographic and industry diversification.

Finance Receivables and Allowance for Credit Losses
Finance receivables are composed of sales-type lease receivables and unsecured revolving loan receivables. We estimate our finance receivable risks and provide an allowance for credit losses accordingly. We evaluate the adequacy of the allowance for credit losses based on historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a customer's ability to pay, prevailing economic conditions and our ability to manage the collateral and make adjustments to the allowance as necessary. This evaluation is inherently subjective and actual results may differ significantly from estimated reserves.

We establish credit approval limits based on the credit quality of the customer and the type of equipment financed. Our policy is to discontinue revenue recognition for lease receivables that are more than 120 days past due and for unsecured loan receivables that are more than 90 days past due. We resume revenue recognition when customer payments reduce the account balance aging to 60 days or less past due. Finance receivables deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our finance receivable credit risk is limited because of our large number of customers, small account balances for most of our customers and customer geographic and industry diversification.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and on the first-in, first-out (FIFO) basis for most non-U.S. inventories.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Fixed Assets and Depreciation
Property, plant and equipment and rental equipment are stated at cost and depreciated principally using the straight-line method over their estimated useful lives, which are up to 50 years for buildings, three to 15 years for machinery and equipment, four to six years for rental equipment and three to five years for computer equipment. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term.

Fully depreciated assets are retained in fixed assets and accumulated depreciation until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts and the net amounts, less proceeds from disposal, are included in earnings.

Software Development Costs
We capitalize certain costs of software developed for internal use. Capitalized costs include purchased materials and services, payroll and personnel-related costs and interest costs. The cost of internally developed software is amortized on a straight-line basis over its estimated useful life, principally three to 10 years.

Costs incurred for the development of software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Capitalized software development costs include purchased materials and services and payroll and personnel-related costs attributable to programmers, software engineers, quality control and field certifiers. Capitalized software development costs are amortized generally on a straight-line basis over the product's estimated useful life, principally three to five years. Software development costs capitalized during 2012 and 2011 were $4 million and $5 million, respectively. Amortization of capitalized software development costs was $10 million, $10 million and $8 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, capitalized software development costs included in other assets were $9 million and $14 million, respectively.

Research and Development Costs
Research and product development costs, which primarily included personnel-related costs, are expensed as incurred.  These costs include engineering costs related to research and product development activities in our hardware segments and all engineering costs in our software segment.

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

Impairment Review for Long-lived Assets
Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded for an amount by which the carrying amount exceeds the fair value of the asset. The fair value of the impaired asset is determined using probability weighted expected cash flow estimates, quoted market prices when available and appraisals, as appropriate. We derive cash flow estimates from our long-term business plans and historical experience.

Impairment Review for Goodwill and Intangible Assets
Goodwill is tested annually for impairment during the fourth quarter or sooner when circumstances indicate an impairment may exist, at the reporting unit level. A reporting unit is the operating segment, or a business that is one level below that operating segment. Reporting units are aggregated as a single reporting unit if they have similar economic characteristics. Goodwill is tested for impairment using a two-step approach. In the first step, the fair value of each reporting unit is determined and compared to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill is then compared to the actual carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference. The fair value of a reporting unit is determined based on a combination of various techniques, including the present value of future cash flows, multiples of competitors and multiples from sales of like businesses.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded. The impairment charge is measured as the amount by which the carrying amount exceeds the fair value of the asset. The fair value of the asset is determined using probability weighted expected cash flow estimates, quoted market prices when available and appraisals, as appropriate.

Retirement Plans
Actual pension plan results that differ from our assumptions and estimates are accumulated and amortized over the estimated future working life of the plan participants and affect future pension cost. Net periodic pension cost includes current service cost, interest cost and return on plan assets. Net pension cost is also based on a market-related valuation of plan assets where differences between the actual and expected return on plan assets are amortized to pension cost over a five-year period. We recognize the overfunded or underfunded status of pension and other postretirement benefit plans in the Consolidated Balance Sheets. Gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized in net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost.

Stock-based Compensation
We measure compensation expense for stock-based awards based on the estimated fair value of the award and recognize the expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. We estimate the fair value of stock awards using a Black-Scholes valuation model or a Monte Carlo simulation model for those awards that contain a market condition. We believe that the valuation techniques and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of our stock awards. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees and subsequent events are not indicative of the reasonableness of the original estimates of fair value.

Revenue Recognition
We derive our revenue from multiple sources including sales, rentals, financing and services. Certain of our transactions are consummated at the same time and generate revenue from multiple sources. The most common form of these transactions involves the sale or non-cancelable lease of equipment, a meter rental and an equipment maintenance agreement. In these multiple element arrangements, revenue is allocated to each of the elements based on their relative fair values. The allocation of fair values to the various elements does not change the total revenue recognized from a transaction, but impacts the timing of revenue recognition. Revenue is allocated to the meter rental and equipment maintenance agreement elements using their respective fair values, which are determined based on prices charged in standalone and renewal transactions. For a sale transaction, revenue is allocated to the equipment based on a range of selling prices in standalone transactions. For a lease transaction, revenue is allocated to the equipment based on the present value of the remaining minimum lease payments. The allocated equipment fair value is compared to the range of selling prices in standalone transactions during the period to ensure the allocated equipment fair value approximates average selling prices. More specifically, revenue related to our offerings is recognized as follows:

Sales Revenue
Sales of Equipment
We sell equipment directly to our customers and to distributors (re-sellers) throughout the world. We recognize revenue from these sales when the risks and rewards of ownership transfer to the customer, which is generally upon shipment. We recognize revenue from the sale of equipment under sales-type leases as equipment revenue at the inception of the lease. We do not typically offer any rights of return or stock balancing rights. Sales revenue from customized equipment, mail creation equipment and shipping products is generally recognized when installed.

Sales of Supplies
Revenue related to supplies is recognized at the point of title transfer, which is generally upon delivery.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Rentals Revenue
We rent equipment, primarily postage meters and mailing equipment, under short-term rental agreements. Rental revenue includes revenue from the subscription for digital meter services. We may invoice in advance for postage meter rentals according to the terms of the agreement. We initially defer these advanced billings and recognize rental revenue on a straight-line basis over the invoice period. Revenues generated from financing customers for the continued use of equipment subsequent to the expiration of the original lease term are classified within rentals revenue.

We defer certain initial direct costs incurred in consummating a transaction and recognize these costs over the expected term of the agreement. Initial direct costs amortized in 2012, 2011 and 2010 were $13 million, $19 million and $27 million, respectively. Initial direct costs deferred at December 31, 2012 and 2011 were $26 million and $31 million, respectively. These costs are included in rental property and equipment, net on our Consolidated Balance Sheets.

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

Business Services Revenue
Business services revenue includes revenue from management services, mail services and marketing services. Management services include outsourcing of mailrooms, copy centers, print management or other document management functions. These service agreements are typically one to five year contracts that contain a monthly service fee and in many cases a “click” charge based on the number of copies made, documents processed, machines in use, etc. The monthly service fee is recognized over the term of the agreement and the “click” charges are recognized as earned. Mail services include the preparation, sortation and aggregation of mail to earn postal discounts and expedite delivery and ecommerce solutions for cross border transactions. Marketing services include direct mail marketing services. Revenue from mail services and marketing services is recognized as the services are provided.

Shipping and Handling
Shipping and handling costs are recorded in cost of revenues.

Product Warranties
We provide product warranties in conjunction with the sale of certain products, generally for a period of 90 days from the date of installation. We estimate our liability for product warranties based on historical claims experience and other currently available evidence. Our product warranty liability at December 31, 2012 and 2011 was not material.

Deferred Marketing Costs
We capitalize certain direct mail, telemarketing, Internet and retail marketing costs associated with the acquisition of new customers and recognize these costs over the expected revenue stream ranging from five to nine years. Deferred marketing costs expensed in 2012, 2011 and 2010 were $30 million, $34 million and $39 million, respectively. Deferred marketing costs included in other assets in the Consolidated Balance Sheets were $73 million and $84 million at December 31, 2012 and 2011, respectively. We review individual marketing programs for impairment annually or as circumstances warrant.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Restructuring Charges
Costs associated with exit or disposal activities, including lease termination costs and employee severance costs associated with restructuring, are recognized when they are incurred. The cost and related liability for one-time benefit arrangements is recognized when they are both probable and reasonably estimable.

Derivative Instruments
In the normal course of business, we are exposed to the impact of changes in interest rates and foreign currency exchange rates. We limit these risks by following established risk management policies and procedures, including the use of derivatives. We do not use derivatives for trading or speculative purposes.

We use derivative instruments to manage the related cost of debt and to limit the effects of foreign exchange rate fluctuations on financial results. Derivative instruments typically consist of interest-rate swaps, forward contracts and currency swaps depending upon the underlying exposure. We record our derivative instruments at fair value and the accounting for changes in the fair value of the derivatives depends on the intended use of the derivative, the resulting designation and the effectiveness of the instrument in offsetting the risk exposure it is designed to hedge.

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

Earnings per Share
Basic earnings per share is based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share also includes the dilutive effect of outstanding stock options, market stock units, restricted stock, preference stock, preferred stock and stock purchase plans.

Statement of Cash Flows
During the fourth quarter of 2012, we determined that beginning with the three month period ended December 31, 2011 and each subsequent three month period through September 30, 2012, changes in certain investment-related working capital accounts that were classified in the Consolidated Statement of Cash Flows as cash flows from operating activities should have been included in cash flows from investing activities. The Consolidated Statement of Cash Flows for the year ended December 31, 2011 has been revised in this Form 10-K by increasing cash provided by operating activities and increasing cash used by investing activities by $29 million.

We have determined that the effect of this reclassification was not material to any of our previously issued consolidated financial statements and will revise our previously issued quarterly financial statements to reflect this reclassification adjustment in future Form 10-Q filings as appropriate. See Note 20.

Translation of Non-U.S. Currency Amounts
In general, the functional currency of our foreign operations is the local currency. Assets and liabilities of subsidiaries operating outside the U.S. are translated at rates in effect at the end of the period and revenue and expenses are translated at average monthly rates during the period. Net deferred translation gains and losses are included as a component of accumulated other comprehensive income.

Loss contingencies
In the ordinary course of business, we are routinely defendants in, or party to, a number of pending and threatened legal actions. On a quarterly basis, we review the status of each significant matter and assess the potential financial exposure. If the potential loss from any

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

claim or legal action is considered probable and can be reasonably estimated, we establish a liability for the estimated loss. The assessment of the ultimate outcome of each claim or legal action and the determination of the potential financial exposure requires significant judgment. Estimates of potential liabilities for claims or legal actions are based only on information that is available at that time. As additional information becomes available, we may revise our estimates, and these revisions could have a material impact on our results of operations and financial position. Legal fees are expensed as incurred.

2. Inventories

	December 31,
	2012	2011
Raw materials and work in process	$66,221	$63,216
Supplies and service parts	72,551	68,600
Finished products	68,335	71,958
Inventory at FIFO cost	207,107	203,774
Excess of FIFO cost over LIFO cost	(27,429)	(25,175)
Total inventory, net	$179,678	$178,599

3. Fixed Assets

	December 31,
	2012	2011
Land	$22,064	$23,852
Buildings	349,061	335,625
Machinery and equipment	1,299,475	1,278,332
	1,670,600	1,637,809
Accumulated depreciation	(1,285,223)	(1,233,663)
Property, plant and equipment, net	$385,377	$404,146

Rental property and equipment	$580,243	$649,343
Accumulated depreciation	(339,051)	(390,632)
Rental property and equipment, net	$241,192	$258,711
Depreciation expense was $211 million, $214 million and $243 million for the years ended December 31, 2012, 2011 and 2010, respectively. In 2012, we recorded asset impairment charges of $7 million to write down the carrying value of certain assets of IMS (see Note 18). In 2011, we recorded asset impairment charges of $13 million associated with a restructuring program (see Note 13).

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

4. Finance Assets
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

Finance receivables at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012			December 31, 2011
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,581,711	$461,510	$2,043,221	$1,727,653	$460,101	$2,187,754
Unguaranteed residual values	148,664	21,025	169,689	185,450	20,443	205,893
Unearned income	(316,030)	(104,258)	(420,288)	(348,286)	(102,618)	(450,904)
Allowance for credit losses	(16,979)	(8,662)	(25,641)	(28,661)	(12,039)	(40,700)
Net investment in sales-type lease receivables	1,397,366	369,615	1,766,981	1,536,156	365,887	1,902,043
Loan receivables
Loan receivables	414,960	47,293	462,253	436,631	40,937	477,568
Allowance for credit losses	(12,322)	(2,131)	(14,453)	(20,272)	(2,458)	(22,730)
Net investment in loan receivables	402,638	45,162	447,800	416,359	38,479	454,838
Net investment in finance receivables	$1,800,004	$414,777	$2,214,781	$1,952,515	$404,366	$2,356,881

Loan receivables are due in less than one year. Maturities of gross sales-type lease finance receivables at December 31, 2012 were as follows:

	Sales-type Lease Receivables
	North America	International	Total
2013	$661,770	$142,134	$803,904
2014	443,284	127,040	570,324
2015	274,680	95,268	369,948
2016	146,113	63,029	209,142
2017	47,937	30,273	78,210
Thereafter	7,927	3,766	11,693
Total	$1,581,711	$461,510	$2,043,221

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Allowance for Credit Losses
Activity in the allowance for credit losses for finance receivables for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at December 31, 2009	$31,005	$13,077	$25,839	$2,237	$72,158
Amounts charged to expense	13,211	6,719	20,046	2,024	42,000
Accounts written off	(16,424)	(6,478)	(19,677)	(2,149)	(44,728)
Balance at December 31, 2010	27,792	13,318	26,208	2,112	69,430
Amounts charged to expense	13,726	5,087	7,631	1,610	28,054
Accounts written off	(12,857)	(6,366)	(13,567)	(1,264)	(34,054)
Balance at December 31, 2011	28,661	12,039	20,272	2,458	63,430
Amounts charged to expense	2,276	994	3,278	903	7,451
Accounts written off	(13,958)	(4,371)	(11,228)	(1,230)	(30,787)
Balance at December 31, 2012	$16,979	$8,662	$12,322	$2,131	$40,094
Aging of Receivables
The aging of finance receivables at December 31, 2012 and 2011 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
December 31, 2012
< 31 days	$1,497,797	$435,780	$392,108	$45,324	$2,371,009
> 30 days and < 61 days	37,348	9,994	12,666	1,368	61,376
> 60 days and < 91 days	24,059	5,198	4,577	285	34,119
> 90 days and < 121 days	6,665	3,327	2,319	179	12,490
> 120 days	15,842	7,211	3,290	137	26,480
Total	$1,581,711	$461,510	$414,960	$47,293	$2,505,474
Past due amounts > 90 days
Still accruing interest	$6,665	$3,327	$—	$—	$9,992
Not accruing interest	15,842	7,211	5,609	316	28,978
Total	$22,507	$10,538	$5,609	$316	$38,970

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
December 31, 2011
< 31 days	$1,641,706	$434,811	$414,434	$38,841	$2,529,792
> 30 days and < 61 days	41,018	10,152	12,399	1,066	64,635
> 60 days and < 91 days	24,309	5,666	4,362	425	34,762
> 90 days and < 121 days	4,912	3,207	2,328	186	10,633
> 120 days	15,708	6,265	3,108	419	25,500
Total	$1,727,653	$460,101	$436,631	$40,937	$2,665,322
Past due amounts > 90 days
Still accruing interest	$4,912	$3,207	$—	$—	$8,119
Not accruing interest	15,708	6,265	5,436	605	28,014
Total	$20,620	$9,472	$5,436	$605	$36,133
Credit Quality
The extension of credit and management of credit lines to new and existing clients uses a combination of an automated credit score, where available, and a detailed manual review of the client’s financial condition and, when applicable, payment history. Once credit is granted, the payment performance of the client is managed through automated collections processes and is supplemented with direct follow up should an account become delinquent. We have robust automated collections and extensive portfolio management processes. The portfolio management processes ensure that our global strategy is executed, collection resources are allocated appropriately and enhanced tools and processes are implemented as needed.
We use a third party to score the majority of the North America portfolio on a quarterly basis using a commercial credit score. We do not use a third party to score our International portfolio because the cost to do so is prohibitive, it is a localized process and there is no single credit score model that covers all countries.
The table below shows the North America portfolio at December 31, 2012 and 2011 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	December 31,
	2012	2011
Sales-type lease receivables
Risk Level
Low	$1,016,413	$1,096,676
Medium	450,432	473,394
High	43,658	58,177
Not Scored	71,208	99,406
Total	$1,581,711	$1,727,653
Loan receivables
Risk Level
Low	$254,567	$269,547
Medium	136,069	115,490
High	14,624	21,081
Not Scored	9,700	30,513
Total	$414,960	$436,631

Troubled Debt
We maintain a program for U.S. clients in our North America loan portfolio who are experiencing financial difficulties, but are able to make reduced payments over an extended period of time. Upon acceptance into the program, the client’s credit line is closed and interest accrual is suspended. There is generally no forgiveness of debt or reduction of balances owed. The balance of loans in this program, related loan loss allowance and write-offs are insignificant to the overall portfolio.

Leveraged Leases
Our investment in leveraged lease assets consisted of the following:

	December 31,
	2012	2011
Rental receivables	$83,254	$810,306
Unguaranteed residual values	14,177	13,784
Principal and interest on non-recourse loans	(55,092)	(606,708)
Unearned income	(7,793)	(79,111)
Investment in leveraged leases	34,546	138,271
Less: deferred taxes related to leveraged leases	(19,372)	(101,255)
Net investment in leveraged leases	$15,174	$37,016

During 2012 and 2011, we sold certain non-U.S. leveraged lease assets for cash. The investment in each of the leveraged leases at the time of sale was $109 million. The leveraged lease assets sold in 2012 resulted in after-tax gain of $13 million and the leveraged lease assets sold in 2011 resulted in an after-tax gain of $27 million.
Pitney Bowes Bank
The Pitney Bowes Bank (the Bank) is an indirect wholly owned subsidiary whose primary business is to provide financing solutions to clients that rent or lease postage meters. The Bank's key product offering, Purchase Power, is a revolving credit solution, which enables clients to finance their postage costs when they refill their meter. The Bank also provides a deposit solution to those clients that prefer to prepay postage and earn interest on their deposits. When a client refills their postage meter, the funds are withdrawn from the savings account to pay for the postage.

The Bank's assets consist primarily of finance receivables, short and long-term investments and cash and liabilities consist primarily of deposit accounts. At December 31, 2012, the Bank had assets of $796 million and liabilities of $733 million. At December 31,

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

2011, the Bank had assets of $738 million and liabilities of $680 million. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions.

5. Intangible Assets and Goodwill
Intangible assets
Intangible assets at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$407,901	$(269,100)	$138,801	$409,489	$(237,536)	$171,953
Supplier relationships	29,000	(22,113)	6,887	29,000	(19,213)	9,787
Software & technology	169,632	(151,628)	18,004	170,286	(143,456)	26,830
Trademarks & trade names	35,078	(32,615)	2,463	33,908	(30,076)	3,832
Non-compete agreements	7,471	(7,412)	59	7,564	(7,363)	201
Total intangible assets	$649,082	$(482,868)	$166,214	$650,247	$(437,644)	$212,603

Amortization expense for intangible assets was $45 million, $58 million and $61 million for the years ended December 31, 2012, 2011 and 2010, respectively. The future amortization expense for intangible assets as of December 31, 2012 was as follows:

Year ended December 31,
2013	$37,634
2014	36,944
2015	33,763
2016	25,412
2017	11,491
Thereafter	20,970
Total	$166,214
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, future acquisitions and accelerated amortization.

Goodwill
In 2011, based on the results of our annual goodwill impairment review, management determined that the international operations of our Management Services segment (PBMSi) were impaired. The fair value of PBMSi was determined using a combination of techniques including the present value of future cash flows, derived from our long-term plans and historical experience, multiples of competitors and multiples from sales of like businesses. The inputs used to determine the fair value were classified as Level 3 in the fair value hierarchy. Based on the results of our impairment test, we recorded a goodwill impairment charge of $84 million and an intangible asset impairment charge of $5 million to write-down the carrying value of goodwill and intangible assets to their respective implied fair values.
The intangible asset impairment charge is included in restructuring changes and asset impairments in the Consolidated Statements of Income.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The changes in the carrying amount of goodwill, by reporting segment, for the years ended December 31, 2012 and 2011 were as follows:

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2011	Impairment	Other (2)	December 31, 2012
North America Mailing	$352,897	$—	$352,897	$—	$2,977	$355,874
International Mailing	176,285	—	176,285	—	(5,158)	171,127
Small & Medium Business Solutions	529,182	—	529,182	—	(2,181)	527,001
Production Mail	140,371	—	140,371	—	4,276	144,647
Software	667,124	—	667,124	—	4,094	671,218
Management Services	487,223	(84,500)	402,723	—	1,176	403,899
Mail Services (1)	259,105	(45,650)	213,455	(18,315)	—	195,140
Marketing Services	194,233	—	194,233	—	—	194,233
Enterprise Business Solutions	1,748,056	(130,150)	1,617,906	(18,315)	9,546	1,609,137
Total	$2,277,238	$(130,150)	$2,147,088	$(18,315)	$7,365	$2,136,138

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2010	Impairment	Other (2)	December 31, 2011
North America Mailing	$357,909	$—	$357,909	$—	$(5,012)	$352,897
International Mailing	193,761	—	193,761	—	(17,476)	176,285
Small & Medium Business Solutions	551,670	—	551,670	—	(22,488)	529,182
Production Mail	129,246	—	129,246	—	11,125	140,371
Software	678,111	—	678,111	—	(10,987)	667,124
Management Services	494,432	—	494,432	(84,500)	(7,209)	402,723
Mail Services (1)	259,101	—	259,101	(45,650)	4	213,455
Marketing Services	194,233	—	194,233	—	—	194,233
Enterprise Business Solutions	1,755,123	—	1,755,123	(130,150)	(7,067)	1,617,906
Total	$2,306,793	$—	$2,306,793	$(130,150)	$(29,555)	$2,147,088

(1)	Impairment charges for the Mail Services segment relate to IMS and have been classified as discontinued operations in the Consolidated Statements of Income. See Note 18.

(2)	Primarily foreign currency translation adjustments for the period.

6. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2012	2011
Accounts payable	$361,169	$334,036
Customer deposits	698,770	684,469
Employee related liabilities	356,188	330,492
Miscellaneous other	393,099	491,468
Accounts payable and accrued liabilities	$1,809,226	$1,840,465

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

7. Debt

		December 31,
		2012	2011
Term loans		$230,000	$150,000
4.625%	notes due 2012	—	400,000
3.875%	notes due 2013	375,000	375,000
4.875%	notes due 2014 (1)	450,000	450,000
5.00%	notes due 2015	400,000	400,000
4.75%	notes due 2016	500,000	500,000
5.75%	notes due 2017	500,000	500,000
4.75%	notes due 2018	350,000	350,000
5.60%	notes due 2018	250,000	250,000
6.25%	notes due 2019	300,000	300,000
5.25%	notes due 2022 (2)	110,000	—
5.25%	notes due 2037 (3)	500,000	500,000
Other (4)		52,375	58,909
Total debt		4,017,375	4,233,909
Current portion long-term debt		375,000	550,000
Long-term debt		$3,642,375	$3,683,909

Term loans at December 31, 2012 bear interest at the applicable London Interbank Offered Rate (LIBOR) plus 2.25% or Prime Rate plus 1.25%, at our option. Interest is payable and resets quarterly and the loans mature in 2015 and 2016. Term loans at December 31, 2011 were repaid during 2012.

(1)
We have interest rate swap agreements with an aggregate notional value of $450 million that effectively convert the fixed rate interest payments on this debt issue into variable interest rates. We pay a weighted-average variable rate based on three-month LIBOR plus 305 basis points and receive a fixed rate of 4.875%. The weighted-average rate paid during 2012 and 2011 was 3.5%.

(2)
In November 2012, we issued $110 million of 10-year notes with a coupon rate of 5.25%. Interest is paid quarterly beginning February 2013. The notes mature on November 27, 2022; however, we may redeem some or all of the notes at anytime on or after November 27, 2015 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. The proceeds from the notes will be used for general corporate purposes, including the repayment of 2013 debt maturities.

(3)	Under the terms of these notes, in January 2017, bondholders may redeem the notes, in whole or in part, at par plus accrued interest.

(4)	Other consists of the unamortized net proceeds received from unwinding of interest rate swaps, the mark-to-market adjustment of interest rate swaps and debt discounts and premiums.

We have a commercial paper program that is an important source of liquidity for us and a committed credit facility of $1.0 billion to support commercial paper issuances. There were no outstanding commercial paper borrowings at December 31, 2012 or 2011. As of December 31, 2012, we had not drawn upon the credit facility. The credit facility expires in April 2016.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Annual maturities of outstanding debt at December 31, 2012 are as follows:

2013	$375,000
2014	450,000
2015	450,000
2016	680,000
2017	500,000
Thereafter	1,510,000
Total	$3,965,000
8. Income Taxes
Income from continuing operations before taxes consisted of the following:

	Years Ended December 31,
	2012	2011	2010
U.S.	$458,456	$463,814	$407,060
International	146,157	22,727	149,129
Total	$604,613	$486,541	$556,189

The provision for income taxes from continuing operations consisted of the following:

	Years Ended December 31,
	2012	2011	2010
U.S. Federal:
Current	$174,705	$(68,505)	$175,827
Deferred	16,136	135,305	(24,632)
	190,841	66,800	151,195
U.S. State and Local:
Current	3,187	33,922	27,169
Deferred	(26,273)	(15,546)	(17,518)
	(23,086)	18,376	9,651
International:
Current	65,412	67,835	44,989
Deferred	(82,862)	(85,401)	7,763
	(17,450)	(17,566)	52,752

Total current	243,304	33,252	247,985
Total deferred	(92,999)	34,358	(34,387)
Total provision for income taxes	$150,305	$67,610	$213,598

Effective tax rate	24.9%	13.9%	38.4%

The effective tax rate for 2012 includes tax benefits of $32 million from the sale of non-U.S. leveraged lease assets, $47 million of tax benefits from the resolution of U.S. tax examinations and tax accruals of $43 million for the repatriation of additional non-U.S. earnings that arose as a result of one-time events including the sale of leveraged lease assets and Canadian tax law changes.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

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

The items described in the immediately preceding paragraphs that generated significant tax rate fluctuations are not expected to recur in future periods.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law. Among others provisions, the Act retroactively extends through 2013 certain expired provisions including the research credit and controlled foreign corporation look-thru rules. As a result, we expect an immaterial decrease to our 2013 tax rate.

The items accounting for the difference between income taxes computed at the federal statutory rate and our provision for income taxes consist of the following:

	Years Ended December 31,
	2012	2011	2010
Federal statutory provision	$211,614	$170,289	$194,668
State and local income taxes	1,694	16,327	14,729
Impact of non-U.S. leveraged lease asset sales	(30,367)	(31,423)	—
Other impact of foreign operations	22,699	16,388	13,556
Tax exempt income/reimbursement	(1,992)	(2,674)	(2,352)
Federal income tax credits/incentives	(8,918)	(10,741)	(7,580)
Unrealized stock compensation benefits	3,456	3,538	15,149
Resolution of U.S. tax examinations	(47,380)	(94,225)	(8,230)
U.S. health care reform tax change	—	—	9,070
Outside basis differences	—	—	(15,798)
Other, net	(501)	131	386
Provision for income taxes	$150,305	$67,610	$213,598
Other impacts of foreign operations include income of foreign affiliates taxed at rates other than the 35% U.S. statutory rate, the accrual or release of tax uncertainty amounts related to foreign operations, the tax impacts of foreign earnings repatriation and the U.S. foreign tax credit impacts of other foreign income taxed in the U.S.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Deferred tax liabilities and assets consisted of the following:

	December 31,
	2012	2011
Deferred tax liabilities:
Depreciation	$(65,205)	$(69,092)
Deferred profit (for tax purposes) on sale to finance subsidiary	(157,279)	(157,397)
Lease revenue and related depreciation	(306,612)	(422,541)
Amortizable intangibles	(104,156)	(99,980)
Other	(35,157)	(49,044)
Deferred tax liabilities	(668,409)	(798,054)

Deferred tax assets:
Nonpension postretirement benefits	119,002	198,379
Pension	117,509	40,956
Inventory and equipment capitalization	26,778	24,806
Restructuring charges	20,793	8,185
Long-term incentives	35,056	37,019
Net operating loss and tax credit carry forwards	194,134	180,281
Tax uncertainties gross-up	28,492	46,773
Other	89,406	99,996
Valuation allowance	(142,176)	(111,438)
Deferred tax assets	488,994	524,957

Total deferred taxes, net	$(179,415)	$(273,097)
The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they related or based on the expected timing of the reversal. A valuation allowance was recognized to reduce the total deferred tax assets to an amount that will more-likely-than-not be realized. The valuation allowance relates primarily to certain foreign, state and local net operating loss and tax credit carryforwards that are more likely than not to expire unutilized.

We have net operating loss carry forwards of $339 million as of December 31, 2012. Most of these losses can be carried forward indefinitely.

As of December 31, 2012 we have not provided for income taxes on $750 million of cumulative undistributed earnings of subsidiaries outside the U.S. as these earnings will be either indefinitely reinvested or remitted substantially free of additional tax; however, we estimate that withholding taxes on such remittances would be approximately $10 million. Determination of the liability that would be incurred if these earnings were remitted to the U.S. is not practicable as there is a significant amount of uncertainty with respect to determining the amount of foreign tax credits and other indirect tax consequences that may arise from the distribution of these earnings.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Uncertain Tax Positions
A reconciliation of the amount of unrecognized tax benefits is as follows:

	2012	2011	2010
Balance at beginning of year	$198,635	$531,790	$515,565
Increases from prior period positions	11,811	67,065	17,775
Decreases from prior period positions	(17,985)	(140,107)	(27,669)
Increases from current period positions	28,255	28,686	43,804
Decreases from current period positions	—	—	(8,689)
Decreases relating to settlements with tax authorities	(1,948)	(18,204)	(1,434)
Reductions from lapse of applicable statute of limitations	(71,863)	(270,595)	(7,562)
Balance at end of year	$146,905	$198,635	$531,790
The amount of the unrecognized tax benefits at December 31, 2012, 2011 and 2010 that would affect the effective tax rate if recognized was $127 million, $160 million and $249 million, respectively.

On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to 10% of our unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes or discontinued operations as appropriate. During the years ended December 31, 2012, 2011 and 2010, we recorded interest and penalties of $(28) million, $(83) million and $15 million, respectively, primarily in discontinued operations. We had $11 million and $67 million accrued for the payment of interest and penalties at December 31, 2012 and 2011, respectively.

Other Tax Matters
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the U.S., other countries and local jurisdictions in which we have operations. Except for issues arising out of certain partnership investments, the IRS examinations of tax years prior to 2009 are closed to audit. Other than the pending application of legal principles to specific issues arising in earlier years, only post-2007 Canadian tax years are subject to examination. Other significant tax filings subject to examination include various post-2004 U.S. state and local, post-2007 German, and post-2008 French and U.K. tax filings. We have other less significant tax filings currently under examination or subject to examination.
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
On August 27, 2012, the Third Circuit Court of Appeals overturned a prior Tax Court decision and ruled in favor of the IRS and adverse to the Historic Boardwalk Hall LLC, a partnership in which we had made an investment in the year 2000. The decision has been appealed and, therefore, the judgment is not yet final. Based on our partnership contractual relationship, we do not expect this matter to have a material effect on our results of operations.

9. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary, has 300,000 shares, or $300 million, of outstanding perpetual voting preferred stock (the Preferred Stock) held by certain institutional investors. The holders of the Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the company. The Preferred Stock is entitled to cumulative dividends at a rate of 6.125% through 2016 after which it becomes callable and, if it remains outstanding, will yield a dividend that increases by 50% every six months thereafter. No dividends were in arrears at December 31, 2012 or December 31, 2011. There was no change in the carrying value of noncontrolling interests during the years ended December 31, 2012 or 2011.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

10. Stockholders' Equity
Preferred Stock
We have two classes of Preferred Stock issued and outstanding: the 4% Preferred Stock and the $2.12 Preference Stock. The 4% Preferred Stock is entitled to cumulative dividends of $2 per year and can be converted into 24.24 shares of common stock, subject to adjustment in certain events. The preferred stock is redeemable at our option at a price of $50 per share, plus dividends accrued through the redemption date. We are authorized to issue 600,000 shares of 4% Preferred Stock. At December 31, 2012 and 2011, there were 85 shares outstanding. There are no unpaid dividends in arrears.

The $2.12 Preference Stock is entitled to cumulative dividends of $2.12 per year and can be converted into 16.53 shares of common stock, subject to adjustment in certain events. The preference stock is redeemable at our option at a price of $28 per share. We are authorized to issue 5,000,000 shares of $2.12 Preference Stock. At December 31, 2012 and 2011, there were 23,928 shares and 24,336 shares outstanding, respectively. There are no unpaid dividends in arrears.

Common Stock
We have 480,000,000 shares of common stock authorized and 323,337,912 shares were issued at December 31, 2012 and 2011. At December 31, 2012, 38,428,301 shares were reserved for issuance under our stock plans and dividend reinvestment program, 2,060 shares were reserved for issuance upon conversion of the 4% Preferred Stock and 395,530 shares were reserved for issuance upon conversion of the $2.12 Preference Stock. The following table summarizes the changes in Common Stock and Treasury Stock:

	Treasury	Outstanding
Balance at December 31, 2009	116,140,084	207,197,828
Repurchases of common stock	4,687,304	(4,687,304)
Issuance of common stock	(876,794)	876,794
Conversions to common stock	(43,684)	43,684
Balance at December 31, 2010	119,906,910	203,431,002
Repurchases of common stock	4,692,200	(4,692,200)
Issuance of common stock	(963,448)	963,448
Conversions to common stock	(48,820)	48,820
Balance at December 31, 2011	123,586,842	199,751,070
Issuance of common stock	(1,118,089)	1,118,089
Conversions to common stock	(14,888)	14,888
Balance at December 31, 2012	122,453,865	200,884,047

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	2012	2011	2010
Foreign currency translation adjustments	$81,250	$83,952	$137,521
Net unrealized loss on derivatives	(7,777)	(8,438)	(10,445)
Net unrealized gain on investment securities	4,513	4,387	1,439
Net unamortized loss on pension and postretirement plans	(759,199)	(741,546)	(602,321)
Accumulated other comprehensive loss	$(681,213)	$(661,645)	$(473,806)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

11. Stock-Based Compensation

The following table shows stock-based compensation expense as included in the Consolidated Statements of Income:

	Years Ended December 31,
	2012	2011	2010
Cost of equipment sales	$1,212	$1,292	$1,397
Cost of support services	522	557	602
Cost of business services	721	770	831
Selling, general and administrative	15,176	15,689	16,936
Research and development	596	640	686
Stock-based compensation expense	18,227	18,948	20,452
Income tax	(6,061)	(6,170)	(7,265)
Stock-based compensation expense, net of tax	$12,166	$12,778	$13,187

Stock Plans
We have a long-term incentive program whereby eligible employees may be granted restricted stock units, market stock units, non-qualified stock options, other stock-based awards, cash or any combination thereof. The Executive Compensation Committee of the Board of Directors administers these plans. We settle employee stock compensation awards with treasury shares. At December 31, 2012, there were 16,644,439 shares available for future grants under our long-term incentive program.

Restricted Stock Units
Restricted stock units are granted to employees and entitle the holder to shares of common stock as the units vest, typically over a four year service period. The fair value of the units is determined on the grant date based on our stock price at that date less the present value of expected dividends. The following table summarizes information about restricted stock units during 2012 and 2011:

	2012		2011
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Restricted stock units outstanding at beginning of year	1,629,055	$22.33	1,637,242	$25.55
Granted	999,381	14.72	662,049	22.44
Vested	(598,543)	22.27	(543,688)	26.89
Forfeited	(120,733)	18.75	(126,548)	23.12
Restricted stock units outstanding at end of year	1,909,160	$17.68	1,629,055	$22.33

At December 31, 2012, there was $15 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted-average period of 2.2 years. The intrinsic value of restricted stock units outstanding at December 31, 2012 was $20 million. The intrinsic value of restricted stock units vested during 2012, 2011 and 2010 was $11 million, $13 million and $9 million, respectively.

Market Stock Units
In 2012, we issued market stock units to key executives and other eligible employees. Each market stock unit award reflects a base number of shares (Base Shares) that the recipient may receive before adjusting for performance and market conditions. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on the company's attainment of a specified income target and a market condition based on total shareholder return of our common stock (including dividends) over a three-year period, and may range from 50% to 200% of the Base Shares granted. The expense for these awards, net of estimated forfeitures, is recorded over the performance period based on the fair value of the award, determined on the grant date using a Monte Carlo simulation model.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The following table summarizes information about market stock units during 2012:

	Shares	Weighted average grant date fair value
Market stock units outstanding at January 1, 2012	—	$—
Granted	205,013	17.91
Forfeited	(6,868)	17.91
Market stock units outstanding at December 31, 2012	198,145	$17.91

The fair value of market stock units was determined based on the following assumptions:

Year Ended December 31, 2012
Expected dividend yield	6.7%
Expected stock price volatility	29.7%
Risk-free interest rate	0.4%

At December 31, 2012, there was $1 million of unrecognized compensation cost related to market stock units that is expected to be recognized over a weighted-average period of 1.6 years.

Stock Options
Under our stock option plan, certain officers and employees are granted options at prices equal to the market value of our common shares at the date of grant. Options vest ratably over three or four years and expire ten years from the date of grant.

The following table summarizes information about stock option activity during 2012 and 2011:

	2012		2011
	Shares	Per share weighted average exercise prices	Shares	Per share weighted average exercise prices
Options outstanding at beginning of the year	14,471,464	$36.42	14,506,522	$37.38
Granted	600,000	15.71	1,312,910	26.07
Exercised	—	—	(55,484)	25.15
Canceled	(525,361)	36.15	(1,266,537)	37.61
Forfeited	(892,858)	40.20	(25,947)	27.27
Options outstanding at the end of the year	13,653,245	$35.28	14,471,464	$36.42
Options exercisable at the end of the year	11,762,341	$37.44	11,478,630	$39.13

At December 31, 2012, there was $1 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.7 years. The options outstanding and exercisable at December 31, 2012 had no intrinsic value. There were no options exercised in 2012 or 2010 and the intrinsic value of options exercised in 2011 was less than $1 million.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding				Options Exercisable
Range of per share exercise prices	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life		Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life
$13.39 - $22.99	1,959,735	$20.14	8.0	years	906,744	$22.09	7.1	years
$23.00 - $30.99	2,471,949	25.42	7.1	years	1,634,036	25.09	6.6	years
$31.00 - $38.99	2,962,324	34.73	2.8	years	2,962,324	34.73	2.8	years
$39.00 - $48.03	6,259,237	44.17	2.4	years	6,259,237	44.17	2.4	years
	13,653,245	$35.28	4.2	years	11,762,341	$37.44	3.5	years

We estimate the fair value of stock options using a Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the volatility of our stock price, a risk-free interest rate, the expected dividend yield of our stock and expected life of the award. Expected stock price volatility is based on historical price changes of our stock. The risk-free interest rate is based on U.S. treasuries with a term equal to the expected option term. The expected life of the award and expected dividend yield are based on historical experience. The fair value of stock options granted during the year was determined using the following assumptions:

	Years Ended December 31,
	2012		2011		2010
Expected dividend yield	9.3%		6.1%		6.1%
Expected stock price volatility	30.0%		26.1%		25.6%
Risk-free interest rate	1.2%		3.3%		3.2%
Expected life	7.9	years	7.4	years	7.3	years
Weighted-average fair value per option granted	$0.48		$3.45		$2.82

Employee Stock Purchase Plan
We maintain a non-compensatory Employee Stock Purchase Plan that enables substantially all U.S. and Canadian employees to purchase shares of our common stock at an offering price of 95% of the average market price on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. Employees purchased 291,859 shares and 258,667 shares in 2012 and 2011, respectively. We have reserved 4,816,935 common shares for future purchase under the ESPP.

Directors' Stock Plan
Each non-employee director is granted shares of restricted stock on an annual basis. In 2012 and 2011, we granted 26,653 shares and 22,000 shares to non-employee directors, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

12. Fair Value Measurements and Derivative Instruments
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
Level 3 – Unobservable inputs that are supported by little or no market activity, may be derived from internally developed methodologies based on management's best estimate of fair value and that are significant to the fair value of the asset or liability.
The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2012 and 2011. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$581,648	$34,369	$—	$616,017
Equity securities	—	25,106	—	25,106
Commingled fixed income securities	—	29,359	—	29,359
Debt securities - U.S. and foreign governments, agencies and municipalities	124,221	18,908	—	143,129
Debt securities - corporate	—	43,926	—	43,926
Mortgage-backed / asset-backed securities	—	162,375	—	162,375
Derivatives
Interest rate swaps	—	10,117	—	10,117
Foreign exchange contracts	—	2,582	—	2,582
Total assets	$705,869	$326,742	$—	$1,032,611
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(1,174)	$—	$(1,174)
Total liabilities	$—	$(1,174)	$—	$(1,174)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

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

Investment securities include investments held by the Bank. The Bank's investment securities are classified as available-for-sale and recorded at fair value on the Consolidated Balance Sheets as cash and cash equivalents, short-term investments and other assets depending on the type of investment and maturity. Unrealized holding gains and losses are recorded, net of tax, in accumulated other comprehensive income.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

At December 31, 2012 and 2011, available-for-sale securities consisted of the following:

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds / commercial paper	$44,611	$53	$—	$44,664
U.S. and foreign governments, agencies and municipalities	127,807	3,972	(56)	131,723
Corporate	41,095	2,851	(20)	43,926
Mortgage-back / asset-back securities	162,180	3,340	(3,145)	162,375
Total	$375,693	$10,216	$(3,221)	$382,688

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds / commercial paper	$25,253	$43	$—	$25,296
U.S. and foreign governments, agencies and municipalities	93,995	4,264	(8)	98,251
Corporate	31,114	935	(582)	31,467
Mortgage-back / asset-back securities	131,982	3,303	(1,023)	134,262
Total	$282,344	$8,545	$(1,613)	$289,276

At December 31, 2012, the amortized cost and estimated fair value of investment securities have scheduled maturities as follows:

	Amortized cost	Estimated fair value
Within 1 year	$86,867	$87,014
After 1 year through 5 years	56,732	58,117
After 5 years through 10 years	65,019	65,869
After 10 years	167,075	171,688
Total	$375,693	$382,688
We have not experienced any write-offs in our investment portfolio. The majority of our MBS are either guaranteed or supported by the U.S. government. We have no investments in inactive markets that would warrant a possible change in our pricing methods or classification within the fair value hierarchy. Further, we have no investments in auction rate securities.
Derivative Instruments
In the normal course of business, we are exposed to the impact of interest rate changes and foreign currency fluctuations. We limit these risks by following established risk management policies and procedures, including the use of derivatives. We use derivatives to manage the related cost of debt and to limit the effects of foreign exchange rate fluctuations on financial results. We do not use derivatives for trading or speculative purposes. We record our derivative instruments at fair value. The accounting for changes in the fair value of the derivatives depends on the intended use of the derivative, the resulting designation and the effectiveness of the instrument in offsetting the risk exposure it is designed to hedge.
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The fair value of our derivative instruments at December 31, 2012 and 2011 was as follows:

		December 31,
Designation of Derivatives	Balance Sheet Location	2012	2011
Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$78	$780
	Other assets:
	Interest rate swaps	10,117	15,465
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(320)	(79)
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	2,504	3,450
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(854)	(1,360)

	Total derivative assets	12,699	19,695
	Total derivative liabilities	(1,174)	(1,439)
	Total net derivative assets	$11,525	$18,256

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in earnings. The following represents the results of fair value hedging relationships for the years ended December 31, 2012 and 2011:

		Year Ended December 31,
		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings
Derivative Instrument	Location of Gain (Loss)	2012	2011	2012	2011
Interest rate swaps	Interest expense	$9,994	$11,583	$(31,137)	$(33,125)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in accumulated other comprehensive income (AOCI) in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At December 31, 2012 and 2011, we had outstanding contracts associated with these anticipated transactions with a notional amount of $25 million and $19 million, respectively. These contracts had a net liability value of less than $1 million at December 31, 2012 and a net asset value of $1 million at December 31, 2011.
The amounts included in AOCI at December 31, 2012 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.
The following represents the results of cash flow hedging relationships for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2012	2011		2012	2011
Foreign exchange contracts	$(2,055)	$2,141	Revenue	$1,298	$(166)
			Cost of sales	(185)	(719)
				$1,113	$(885)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. Outstanding foreign exchange contracts to buy or sell various currencies had a net asset value of $2 million at December 31, 2012 and December 31, 2011. All outstanding contracts at December 31, 2012 mature within one year.
The following represents the results of our non-designated derivative instruments for the years ended December 31, 2012 and 2011:

		Year Ended December 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2012	2011
Foreign exchange contracts	Selling, general and administrative expense	$(4,254)	$(17,214)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At December 31, 2012, we were not required to post any collateral.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations.  The inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at December 31, 2012 and 2011 was as follows:

	December 31,
	2012	2011
Carrying value	$4,017,375	$4,233,909
Fair value	$4,200,970	$4,364,176

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

13. Restructuring Charges and Asset Impairments
Activity in our restructuring reserves for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Severance and benefits costs	Pension and Retiree Medical	Asset impairments	Other exit costs	Total
Balance at December 31, 2009	$73,792	$—	$—	$14,834	$88,626
Expenses, net	114,873	23,620	9,799	38,163	186,455
Gain on sale of facility	—	—	(8,897)	—	(8,897)
Cash payments	(87,026)	—	8,897	(41,436)	(119,565)
Non-cash charges	—	(23,620)	(9,799)	—	(33,419)
Balance at December 31, 2010	101,639	—	—	11,561	113,200
Expenses, net	101,043	8,178	13,528	12,471	135,220
Gain on sale of facility	—	—	(601)	—	(601)
Cash payments	(97,646)	—	601	(9,957)	(107,002)
Non-cash charges	—	(8,178)	(13,528)	—	(21,706)
Balance at December 31, 2011	105,036	—	—	14,075	119,111
Expenses, net	24,992	—	—	(1,627)	23,365
Cash payments	(67,488)	—	—	(7,230)	(74,718)
Non-cash charges	—	—	—	—	—
Balance at December 31, 2012	$62,540	$—	$—	$5,218	$67,758

During 2012, we took actions to further streamline our business operations and reduce our cost structure. These actions consisted primarily of workforce reductions and resulted in a pre-tax restructuring charge of $38 million. We anticipate that these actions will result in annualized benefits of $45 million to $55 million. Restructuring charges are net of reversals of $15 million for changes in estimated reserves for prior period programs. Total restructuring reserves at December 31, 2012 are expected to be paid over the next 12-24 months. We expect to fund these payments from cash flows from operations.

Restructuring charges in 2011 and 2010 represent charges taken in connection with a series of strategic transformation initiatives announced in 2009. These initiatives were designed to transform and enhance the way we operate as a global company, enhance our responsiveness to changing market conditions and create improved processes and systems and were implemented over a three year period through 2011.

Restructuring charges and asset impairments on the Consolidated Statements of Income also includes asset impairment charges unrelated to restructuring programs, which are not included in the table above and excludes restructuring charges related to discontinued operations, which are included in the table above. Asset impairment charges unrelated to restructuring programs were $5 million in both 2011 and 2010.

14. Commitments and Contingencies
In the ordinary course of business, we are routinely defendants in, or party to, a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with clients; or disputes with employees. Some of these actions may be brought as a purported class action on behalf of a purported class of employees, clients or others.

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
(Tabular dollars in thousands, except per share amounts)

have a material effect on our financial position, results of operations or cash flows. Based upon our current understanding of the facts and applicable laws, we do not believe there is a reasonable possibility that any loss has been incurred.

15. Leases
We lease office facilities, sales and service offices, equipment and other properties under operating lease agreements extending from three to eight years. Certain leases require us to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rental expense was $100 million, $117 million and $118 million in 2012, 2011 and 2010, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2012 were as follows:

Years ending December 31,
2013	$90,936
2014	69,945
2015	49,835
2016	32,355
2017	18,647
Thereafter	22,360
Total minimum lease payments	$284,078

16. Segment Information
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
Software: Includes the worldwide revenue and related expenses from the sale and support services of non-equipment-based mailing, client relationship and communication and location intelligence software.
Management Services: Includes worldwide revenue and related expenses from facilities management services; secure mail services; reprographic, document management services; print outsourcing services; and litigation support and eDiscovery services.
Mail Services: Includes worldwide revenue and related expenses from presort mail services and cross-border ecommerce solutions.
Marketing Services: Includes revenue and related expenses from direct marketing services for targeted clients.
Segment earnings before interest and taxes (EBIT), a non-GAAP measure, is determined by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses not allocated to a particular business segment, restructuring charges, asset impairments and goodwill charges which are recognized on a consolidated basis. Management uses segment EBIT to measure profitability and performance at the segment level. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. Segment information for our Mail Services segment for all periods presented has been restated to reflect the presentation of the IMS business as a discontinued operation.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Financial information for our reportable segments for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Years Ended December 31,
	2012	2011	2010
Revenue:
North America Mailing	$1,818,952	$1,961,198	$2,100,677
International Mailing	675,637	707,416	674,759
Small & Medium Business Solutions	2,494,589	2,668,614	2,775,436
Production Mail	512,109	544,483	561,447
Software	393,380	407,402	374,750
Management Services	920,958	948,891	999,288
Mail Services	445,093	411,634	407,897
Marketing Services	137,886	141,572	141,538
Enterprise Business Solutions	2,409,426	2,453,982	2,484,920
Total revenue	$4,904,015	$5,122,596	$5,260,356

	Years Ended December 31,
	2012	2011	2010
EBIT:
North America Mailing	$688,665	$727,999	$755,153
International Mailing	78,979	98,601	78,950
Small & Medium Business Solutions	767,644	826,600	834,103
Production Mail	25,644	32,562	60,896
Software	37,958	38,182	40,046
Management Services	55,198	76,321	92,671
Mail Services	101,005	103,026	84,714
Marketing Services	28,061	26,184	26,133
Enterprise Business Solutions	247,866	276,275	304,460
Total EBIT	1,015,510	1,102,875	1,138,563
Reconciling items:
Interest, net (1)	(188,386)	(197,266)	(201,324)
Corporate and other expenses	(199,394)	(198,020)	(199,089)
Restructuring charges and asset impairments	(23,117)	(136,548)	(181,961)
Goodwill impairment	—	(84,500)	—
Income from continuing operations before income taxes	$604,613	$486,541	$556,189

(1)	Includes financing interest expense, other interest expense and interest income.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Depreciation and amortization:
North America Mailing	$104,957	$123,252	$133,877
International Mailing	26,804	29,961	36,424
Small & Medium Business Solutions	131,761	153,213	170,301
Production Mail	13,344	12,139	12,974
Software	24,324	34,389	36,962
Management Services	33,008	27,416	33,398
Mail Services	32,446	26,636	27,924
Marketing Services	3,888	3,693	5,479
Enterprise Business Solutions	107,010	104,273	116,737
Total for reportable segments	238,771	257,486	287,038
Reconciliation to consolidated amount:
Unallocated amount	16,785	14,656	16,615
Consolidated depreciation and amortization	$255,556	$272,142	$303,653

	Years Ended December 31,
	2012	2011	2010
Capital expenditures:
North America Mailing	$78,511	$57,308	$67,731
International Mailing	29,642	13,905	999
Small & Medium Business Solutions	108,153	71,213	68,730
Production Mail	12,694	11,326	8,326
Software	1,550	5,142	4,215
Management Services	32,846	18,853	17,307
Mail Services	17,676	34,987	7,243
Marketing Services	2,436	364	626
Enterprise Business Solutions	67,202	70,672	37,717
Total for reportable segments	175,355	141,885	106,447
Reconciliation to consolidated amount:
Unallocated amount	1,231	14,095	13,321
Consolidated capital expenditures	$176,586	$155,980	$119,768

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	December 31,
	2012	2011	2010
Assets:
North America Mailing	$3,101,959	$3,350,457	$3,488,322
International Mailing	871,162	789,337	962,973
Small & Medium Business Solutions	3,973,121	4,139,794	4,451,295
Production Mail	408,657	504,939	547,002
Software	929,509	932,389	1,058,057
Management Services	700,972	688,766	799,290
Mail Services	397,745	454,585	512,785
Marketing Services	221,269	235,462	230,995
Enterprise Business Solutions	2,658,152	2,816,141	3,148,129
Total for reportable segments	6,631,273	6,955,935	7,599,424
Reconciliation to consolidated amount:
Cash and cash equivalents	913,276	856,238	484,363
Short-term investments	36,611	12,971	30,609
Other corporate assets	278,731	321,960	329,627
Consolidated assets	$7,859,891	$8,147,104	$8,444,023
Geographic data is as follows:

	Years Ended December 31,
	2012	2011	2010
Revenues
United States	$3,357,274	$3,475,473	$3,672,842
Outside United States	1,546,741	1,647,123	1,587,514
Total	$4,904,015	$5,122,596	$5,260,356

	December 31,
	2012	2011	2010
Identifiable long-lived assets:
United States	$2,831,810	$2,749,101	$2,939,467
Outside United States	836,346	910,048	996,963
Total	$3,668,156	$3,659,149	$3,936,430

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

17. Retirement Plans and Postretirement Medical Benefits
We have several defined benefit retirement plans. Benefits are primarily based on employees' compensation and years of service. Our contributions are determined based on the funding requirements of U.S. federal and other governmental laws and regulations. We use a measurement date of December 31 for all of our retirement plans. U.S. employees hired after January 1, 2005, Canadian employees hired after April 1, 2005 and U.K. employees hired after July 1, 2005 are not eligible for our defined benefit retirement plans. Benefit accruals for all participants in our U.K. pension plans will be frozen effective June 30, 2013. Benefit accruals for participants with 16 or more years of service as of March 31, 2013 in our two largest U.S. pension plans and all participants in our Canadian pension plans, will be frozen effective December 31, 2014.
In January 2013, the Board of Directors approved a plan to freeze benefit accruals under our two largest U.S. pension plans for certain participants on March 31, 2013. The freeze is effective for those participants with less than 16 years of service as of March 31, 2013. We are in the process of re-measuring the assets and liabilities of these plans, but currently estimate that annual pension costs for 2013 will be $10-$15 million lower than 2012 pension costs.
The benefit obligations and funded status of defined benefit pension plans are as follows:

	United States		Foreign
	2012	2011	2012	2011
Accumulated benefit obligation	$1,802,811	$1,684,050	$648,439	$543,599

Projected benefit obligation
Benefit obligation at beginning of year	$1,707,390	$1,632,286	$581,904	$541,241
Service cost	18,939	19,450	7,763	7,310
Interest cost	81,040	87,738	27,793	28,329
Plan participants' contributions	—	—	1,106	1,868
Actuarial loss	145,641	94,495	45,537	30,648
Foreign currency changes	—	—	22,115	(6,424)
Settlement / curtailment	6	2,941	(1,489)	16
Special termination benefits	—	1,489	601	277
Benefits paid	(130,339)	(131,009)	(21,504)	(21,361)
Benefit obligation at end of year	1,822,677	1,707,390	663,826	581,904

Fair value of plan assets available for benefits
Fair value of plan assets at beginning of year	1,426,536	1,385,174	438,848	450,683
Actual return on plan assets	193,696	41,388	44,928	(7,478)
Company contributions	94,039	130,983	30,089	18,616
Plan participants' contributions	—	—	1,106	1,868
Settlement / curtailment	—	—	(1,489)	—
Foreign currency changes	—	—	17,353	(3,480)
Benefits paid	(130,339)	(131,009)	(21,504)	(21,361)
Fair value of plan assets at end of year	1,583,932	1,426,536	509,331	438,848

Funded status	$(238,745)	$(280,854)	$(154,495)	$(143,056)

Amounts recognized in Consolidated Balance Sheets
Non-current asset	$175	$40	$530	$888
Current liability	(7,456)	(11,323)	(967)	(852)
Non-current liability	(231,464)	(269,571)	(154,058)	(143,092)
Net amount recognized	$(238,745)	$(280,854)	$(154,495)	$(143,056)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Information provided in the table below is only for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2012 and 2011:

	United States		Foreign
	2012	2011	2012	2011
Projected benefit obligation	$1,821,300	$1,705,732	$660,110	$579,646
Accumulated benefit obligation	$1,801,433	$1,682,392	$645,361	$541,723
Fair value of plan assets	$1,582,379	$1,424,837	$505,084	$435,702

Pretax amounts recognized in AOCI consists of:
	United States		Foreign
	2012	2011	2012	2011
Net actuarial loss	$879,323	$858,531	$242,668	$224,731
Prior service cost	1,229	2,159	541	541
Transition asset	—	—	(263)	(273)
Total	$880,552	$860,690	$242,946	$224,999
The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2013 are as follows:

	United States	Foreign
Net actuarial loss	$72,382	$13,191
Prior service cost	803	99
Transition asset	—	(10)
Total	$73,185	$13,280
The components of net periodic benefit cost for defined benefit pension plans were as follows:

	United States			Foreign
	2012	2011	2010	2012	2011	2010
Service cost	$18,939	$19,450	$23,157	$7,763	$7,310	$6,907
Interest cost	81,040	87,738	89,602	27,793	28,329	27,507
Expected return on plan assets	(121,623)	(123,058)	(123,095)	(32,299)	(31,784)	(28,838)
Amortization of transition credit	—	—	—	(10)	(10)	(9)
Amortization of prior service cost	803	147	(2,575)	112	170	214
Recognized net actuarial loss	52,957	37,522	32,343	14,103	11,135	10,205
Special termination benefits	—	1,489	8,148	601	277	291
Settlement / curtailment	(48)	3,036	10,712	444	274	1,285
Net periodic benefit cost	$32,068	$26,324	$38,292	$18,507	$15,701	$17,562

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Other changes in plan assets and benefit obligations for defined benefit pension plans recognized in other comprehensive income were as follows:

	United States		Foreign
	2012	2011	2012	2011
Curtailments effects and settlements	$48	$(95)	$(444)	$(274)
Net actuarial loss	73,701	176,164	32,596	67,934
Prior service credit	(127)	—	—	—
Amortization of net actuarial (loss) gain	(52,957)	(37,522)	(14,103)	(11,135)
Amortization of prior service (cost) credit	(803)	(147)	(112)	(170)
Net transitional obligation (asset)	—	—	10	9
Total recognized in other comprehensive income	$19,862	$138,400	$17,947	$56,364

Weighted-average actuarial assumptions used to determine end of year benefit obligations and net periodic benefit cost for defined benefit pension plans include:

	2012			2011			2010
United States
Used to determine benefit obligations
Discount rate	4.05%			4.95%			5.60%
Rate of compensation increase	3.50%			3.50%			3.50%

Used to determine net periodic benefit cost
Discount rate	4.95%			5.60%			5.75%
Expected return on plan assets	7.75%			8.00%			8.00%
Rate of compensation increase	3.50%			3.50%			3.50%

Foreign
Used to determine benefit obligations
Discount rate	1.95%	-	4.65%	1.80%	-	6.10%	2.25%	-	5.50%
Rate of compensation increase	1.50%	-	3.50%	2.10%	-	4.60%	2.50%	-	5.50%

Used to determine net periodic benefit cost
Discount rate	1.80%	-	6.10%	2.00%	-	5.50%	2.25%	-	6.00%
Expected return on plan assets	3.25%	-	7.50%	4.00%	-	7.75%	4.50%	-	7.75%
Rate of compensation increase	2.10%	-	4.60%	2.10%	-	5.50%	2.50%	-	5.60%

A discount rate is used to determine the present value of our future benefit obligations. The discount rate for our U.S. pension and postretirement medical benefit plans is determined by matching the expected cash flows associated with our benefit obligations to a yield curve based on long-term, high-quality fixed income debt instruments available as of the measurement date. For the U.K. retirement benefit plan, our largest foreign plan, the discount rate is determined by discounting each year's estimated benefit payments by an applicable spot rate, derived from a yield curve created from a large number of high-quality corporate bonds. For our other smaller foreign pension plans, the discount rate is selected based on high-quality fixed income indices available in the country in which the plan is domiciled.

The expected return on plan assets is based on historical and expected rates of return for current and planned asset classes in the plans' investment portfolio after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio is based on the asset allocation at the end of the year for our U.S. pension plans and the target asset allocation for our international pension plans, adjusted for historical and expected experience of active portfolio management results, when compared to the benchmark returns. When assessing the expected future returns for the portfolio, management places more emphasis on the expected future returns than historical returns.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Investment Strategy and Asset Allocation - U.S. Pension Plans
The investment strategy of our U.S. pension plans is to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligation and the actuarial liabilities and to earn a nominal rate of return of at least 7.25%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to reduce the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. Investments within the private equity and real estate portfolios are comprised of limited partnership units in primary and secondary fund of funds and units in open-ended commingled real estate funds, respectively. These types of investment vehicles are used in an effort to gain greater asset diversification. We do not have any significant concentrations of credit risk within the plan assets. The pension plans' liabilities, investment objectives and investment managers are reviewed periodically.

The target asset allocation for 2013 and the actual asset allocations at December 31, 2012 and 2011, for the U.S. pension plans are as follows:

	Target allocation	Percent of Plan Assets at December 31,
	2013	2012	2011
Asset category
U.S. equities	14%	14%	18%
Non-U.S. equities	14%	15%	16%
Fixed income	62%	61%	56%
Real estate	2%	4%	4%
Private equity	8%	6%	6%
Total	100%	100%	100%

The target asset allocation used to manage the investment portfolio is based on the broad asset categories shown above. The plan asset categories presented in the fair value hierarchy are subsets of the broad asset categories.

Investment Strategy and Asset Allocation - Foreign Pension Plans
Our foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees and our corporate personnel. The investment strategies adopted by our foreign plans vary by country and plan, with each strategy tailored to achieve the expected rate of return within an acceptable or appropriate level of risk, depending upon the liability profile of plan participants, local funding requirements, investment markets and restrictions. The U.K. plan represents 73% of the non-U.S. pension assets. The U.K. pension plan's investment strategy is to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligation and the actuarial liabilities and to earn a nominal rate of return of at least 7.25%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to minimize the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. We do not have any significant concentrations of credit risk within the plan assets. The pension plans' liabilities, investment objectives and investment managers are reviewed periodically.

The target asset allocation for 2013 and the actual asset allocations at December 31, 2012 and 2011, for the U.K. pension plan are as follows:

	Target Allocation	Percent of Plan Assets at December 31,
	2013	2012	2011
Asset category
U.K. equities	32%	32%	34%
Non-U.K. equities	33%	31%	28%
Fixed income	35%	36%	32%
Cash	—%	1%	6%
Total	100%	100%	100%

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The target asset allocation used to manage the investment portfolio is based on the broad asset categories shown above. The plan asset categories presented in the fair value hierarchy are subsets of the broad asset categories.

The fair value of the U.K. plan assets was $370 million and $326 million at December 31, 2012 and 2011, respectively, and the expected long-term rate of return on these plan assets was 7.25% in both 2012 and 2011.

Fair Value Measurements of Plan Assets
The following tables show, by level within the fair value hierarchy, the financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2012 and 2011, respectively, for the U.S. and foreign pension plans. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.
United States Pension Plans

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$17,363	$—	$17,363
Equity securities	250,303	203,766	—	454,069
Commingled fixed income securities	—	200,899	—	200,899
Debt securities - U.S. and foreign governments, agencies and municipalities	53,984	35,461	—	89,445
Debt securities - corporate	—	621,691	—	621,691
Mortgage-backed securities	—	39,552	3,191	42,743
Asset-backed securities	—	547	—	547
Private equity	—	—	91,805	91,805
Real estate	—	—	63,168	63,168
Derivatives	738	—	—	738
Securities lending collateral (1)	—	104,375	—	104,375
Total plan assets at fair value	$305,025	$1,223,654	$158,164	$1,686,843
Securities lending payable (1)				(104,375)
Cash				618
Other				846
Fair value of plan assets available for benefits				$1,583,932
(1) Securities lending collateral is offset by a corresponding securities lending payable amount.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$22,064	$—	$22,064
Equity securities	218,010	262,152	—	480,162
Commingled fixed income securities	—	177,349	—	177,349
Debt securities - U.S. and foreign governments, agencies and municipalities	60,411	16,745	—	77,156
Debt securities - corporate	—	467,281	—	467,281
Mortgage-backed securities	—	57,922	3,702	61,624
Asset-backed securities	—	919	—	919
Private equity	—	—	88,870	88,870
Real estate	—	—	57,918	57,918
Derivatives	293	—	—	293
Securities lending collateral (1)	—	119,528	—	119,528
Total plan assets at fair value	$278,714	$1,123,960	$150,490	$1,553,164
Securities lending payable (1)				(119,528)
Cash				1,108
Other				(8,208)
Fair value of plan assets available for benefits				$1,426,536
(1) Securities lending collateral is offset by a corresponding securities lending payable amount.

Foreign Plans

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$7,130	$—	$7,130
Equity securities	96,442	213,662	—	310,104
Commingled fixed income securities	—	157,332	—	157,332
Debt securities - U.S. and foreign governments, agencies and municipalities	—	18,937	—	18,937
Debt securities - corporate	—	6,935	—	6,935
Derivatives	—	(114)	—	(114)
Total plan assets at fair value	$96,442	$403,882	$—	$500,324
Cash				4,414
Other				4,593
Fair value of plan assets available for benefits				$509,331

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$7,236	$—	$7,236
Equity securities	113,257	150,787	—	264,044
Commingled fixed income securities	—	127,611	—	127,611
Debt securities - U.S. and foreign governments, agencies and municipalities	—	13,616	—	13,616
Debt securities - corporate	—	7,150	—	7,150
Derivatives	—	382	—	382
Total plan assets at fair value	$113,257	$306,782	$—	$420,039
Cash				16,424
Other				2,385
Fair value of plan assets available for benefits				$438,848

The following information relates to our classification of investments into the fair value hierarchy:

•
Money Market Funds: Money market funds typically invest in government securities, certificates of deposit, commercial paper of companies and other highly liquid, low-risk securities. Money market funds are principally used for overnight deposits. The money market funds are classified as Level 2 since they are not actively traded on an exchange.

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

•
Debt Securities - U.S. and Foreign Governments, Agencies and Municipalities: Government securities include treasury notes and bonds, foreign government issues, U.S. government sponsored agency debt and commingled funds. Municipal debt securities include general obligation securities and revenue-backed securities. Debt securities classified as Level 1 are valued using active, high volume trades for identical securities. Debt securities classified as Level 2 are valued through benchmarking model derived prices to quoted market prices and trade data for identical or comparable securities.

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
(Tabular dollars in thousands, except per share amounts)

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

•
Securities Lending Fund: Investment represents a commingled fund through our custodian's securities lending program. The U.S. pension plan lends securities that are held within the plan to other banks and/or brokers, and receives collateral, typically cash. This collateral is invested in a short-term fixed income securities commingled fund. The commingled fund is not listed or traded on an exchange and is classified as Level 2. This amount invested in the fund is offset by a corresponding liability reflected in the U.S. pension plan's net assets available for benefits.

Level 3 Gains and Losses

The following table summarizes the changes in the fair value of Level 3 assets for the year ended December 31, 2012:

	Mortgage-backed securities	Private equity	Real estate	Total
Balance at beginning of year	$3,702	$88,870	$57,918	$150,490
Realized (losses) gains	(3)	(13)	1,780	1,764
Unrealized (losses) gains	(20)	742	5,711	6,433
Net purchases, sales and settlements	(488)	2,206	(2,241)	(523)
Balance at end of year	$3,191	$91,805	$63,168	$158,164

There are no shares of our common stock included in the plan assets of our pension plans.

During 2013, we anticipate making contributions of $10 million to our U.S. pension plans and $20 million to our foreign pension plans. We will reassess our funding alternatives as the year progresses.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Nonpension Postretirement Benefits
We provide certain health care and life insurance benefits in the U.S. and Canada to eligible retirees and their dependents. The cost of these benefits is recognized over the period the employee provides credited service to the company. Employees hired before January 1, 2005 in the U.S. and before April 1, 2005 in Canada become eligible for retiree health care benefits after reaching age 55 or in the case of employees of Pitney Bowes Management Services after reaching age 60 and with the completion of the required service period. U.S. employees hired after January 1, 2005 and Canadian employees hired after April 1, 2005, are not eligible for retiree health care benefits. Effective January 1, 2013, we amended our retiree medical coverage for certain eligible retirees by eliminating company provided coverage in some instances in favor of a Retirement Reimbursement Account and a third party health insurance exchange to assist retirees in making health care coverage choices.  These changes do not impact active employees or pre-age 65 retirees who are not otherwise Medicare eligible.

The benefit obligation and funded status for nonpension postretirement benefit plans are as follows:

	2012	2011
Benefit obligation
Benefit obligation at beginning of year	$285,828	$280,386
Service cost	3,563	3,328
Interest cost	11,187	13,528
Plan participants' contributions	9,547	8,861
Actuarial loss	4,150	20,792
Foreign currency changes	697	(648)
Plan amendment	8,501	—
Curtailment	—	3,245
Special termination benefits	—	300
Benefits paid	(40,616)	(43,964)
Benefit obligation at end of year (1)	$282,857	$285,828

(1)	The benefit obligation for the U.S. nonpension postretirement plans was $256 million and $262 million at December 31, 2012 and 2011, respectively.

	2012	2011
Fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Company contribution	31,069	35,103
Plan participants' contributions	9,547	8,861
Gross benefits paid	(40,616)	(43,964)
Fair value of plan assets at end of year	$—	$—

Funded status	$(282,857)	$(285,828)

Amounts recognized in the Consolidated Balance Sheets
Current liability	$(25,483)	$(28,855)
Non-current liability	(257,374)	(256,973)
Net amount recognized	$(282,857)	$(285,828)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Pretax amounts recognized in AOCI consist of:

	2012	2011
Net actuarial loss	$106,654	$115,713
Prior service credit	8,872	(5,696)
Total	$115,526	$110,017
The components of net periodic benefit cost for nonpension postretirement benefit plans were as follows:

	2012	2011	2010
Service cost	$3,563	$3,328	$3,724
Interest cost	11,187	13,528	13,828
Amortization of prior service benefit	(1,724)	(2,504)	(2,511)
Recognized net actuarial loss	8,214	7,666	6,793
Curtailment	—	2,839	6,954
Special termination benefits	—	300	191
Net periodic benefit cost	$21,240	$25,157	$28,979

Other changes in plan assets and benefit obligation for nonpension postretirement benefit plans recognized in other comprehensive income were as follows:

	2012	2011
Net actuarial loss	$(195)	$22,201
Amortization of net actuarial loss	4,631	(9,980)
Amortization of prior service credit	1,724	2,504
Adjustment for actual Medicare Part D Premium	(651)	(2,040)
Curtailment	—	308
Total recognized in other comprehensive income	$5,509	$12,993

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2013 are as follows:

Net actuarial loss	$8,961
Prior service credit	661
Total	$9,622

The weighted-average discount rates used to determine end of year benefit obligation and net periodic pension cost include:

	2012	2011	2010
Discount rate used to determine benefit obligation
U.S.	3.50%	4.50%	5.15%
Canada	3.90%	4.15%	5.15%

Discount rate used to determine net period benefit cost
U.S.	4.50%	5.15%	5.35%
Canada	4.15%	5.15%	5.85%

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the U.S. plan was 7.50% for 2012 and 7.50% for 2011. The assumed health care trend rate is 7.00% for 2013 and will gradually decline to 5.0% by the year 2017 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	573	(477)
Effect on postretirement benefit obligation	10,086	(8,703)

Estimated Future Benefit Payments
Benefit payments expected to be paid, which reflect expected future service, are shown in the table below. Nonpension benefit payments are net of expected Medicare Part D subsidy.

	Pension Benefits	Nonpension Benefits
Years ending December 31,
2013	$139,394	$25,959
2014	137,336	24,905
2015	130,778	23,826
2016	132,252	22,932
2017	134,710	22,037
2018 - 2022	700,363	98,604
	$1,374,833	$218,263

Savings Plans
We offer voluntary defined contribution plans to our U.S. employees designed to help them accumulate additional savings for retirement. We provide a core contribution to all employees, regardless if they participate in the plan, and match a portion of each participating employees' contribution, based on eligible pay. Total contributions to our defined contribution plans were $30 million in both 2012 and 2011.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

18. Discontinued Operations and Assets Held for Sale
Discontinued operations include our IMS operations (see Note 1) and our Capital Services business, which was sold in 2006. The details of discontinued operations are shown in the following table:

	Years Ended December 31,
	2012	2011	2010
International Mail Services
Revenue	$135,222	$155,378	$164,898
Cost of revenue	120,251	142,165	163,818
SG&A	19,565	28,220	22,379
Restructuring charges and asset impairments	10,234	11,603	313
Goodwill impairment	18,315	45,650	—
Impairment on assets held for sale	6,941	—	—
Loss before taxes	(40,084)	(72,260)	(21,612)
Tax benefit	(15,003)	(23,025)	(7,828)
Net loss	(25,081)	(49,235)	(13,784)

Capital Services, net of tax	34,312	266,159	(18,104)
Income (loss) from discontinued operations	$9,231	$216,924	$(31,888)
In connection with our decision to exit our IMS operations, during the third quarter of 2012, we conducted a goodwill impairment review. We determined the fair value of the IMS operations based on third-party written offers to purchase the business as well applying an income approach with revised cash flow projections. The inputs used to determine the fair value of IMS were classified as Level 3 in the fair value hierarchy. Based on the results of our impairment test, in the third quarter of 2012, we recorded a goodwill impairment charge of $18 million and asset impairment charges of $10 million to write-down the carrying value of goodwill, intangible assets and fixed assets to their respective implied fair values. Based on the terms of the proposed agreement, we recorded an additional pre-tax loss of $7 million in the fourth quarter to write down the carrying value of the net assets of IMS to their estimated fair value less costs to sell.

In 2011, due to the under-performance of our IMS operations and based on information developed during the early stages of our annual budgeting and long-term planning process started in the third quarter, we concluded that it was appropriate to perform a goodwill impairment review for IMS. We determined the fair value of IMS using a combination of techniques including the present value of future cash flows, multiples of competitors and multiples from sales of like businesses, and determined that the IMS reporting unit was impaired. The inputs used to determine the fair value of IMS were classified as Level 3 in the fair value hierarchy. Based on the results of our impairment test, we recorded a goodwill impairment charge of $46 million and an intangible asset impairment charge of $12 million to write-down the carrying value of goodwill and intangible assets to their respective implied fair values.

The assets and liabilities of IMS consists primarily of accounts receivable and accounts payable and other current accruals. At December 31, 2012, assets of IMS were $25 million and liabilities were $25 million.
The amount recognized for Capital Services in 2012 relates to tax benefits from the resolution of tax examinations. In 2011, we entered into a series of settlements with the IRS in connection with their examinations of our tax years 2001-2008. We agreed upon both the tax treatment of a number of disputed issues, including issues related to the Capital Services business, and revised tax calculations. As a result of these settlements, an aggregate $264 million benefit was recognized in discontinued operations. The amount in 2010 includes the accrual of interest on uncertain tax positions.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

19. Earnings per Share
The calculations of basic and diluted earnings per share are presented below. The sum of earnings per share amounts may not equal the totals due to rounding.

	Years Ended December 31,
	2012	2011	2010
Numerator:
Amounts attributable to common stockholders:
Income from continuing operations	$435,932	$400,556	$324,267
Income (loss) from discontinued operations	9,231	216,924	(31,888)
Net income (numerator for diluted EPS)	445,163	617,480	292,379
Less: Preference stock dividend	(51)	(58)	(65)
Income attributable to common stockholders (numerator for basic EPS)	$445,112	$617,422	$292,314
Denominator (in thousands):
Weighted-average shares used in basic EPS	200,389	201,976	205,968
Effect of dilutive shares:
Preferred stock	2	2	2
Preference stock	398	445	501
Stock plans	577	343	282
Weighted-average shares used in diluted EPS	201,366	202,766	206,753
Basic earnings per share:
Continuing operations	$2.18	$1.98	$1.57
Discontinued operations	0.05	1.07	(0.15)
Net income - Pitney Bowes Inc.	$2.22	$3.06	$1.42
Diluted earnings per share:
Continuing operations	$2.16	$1.98	$1.57
Discontinued operations	0.05	1.07	(0.15)
Net income - Pitney Bowes Inc.	$2.21	$3.05	$1.41

Anti-dilutive options excluded from diluted earnings per share (in thousands):	13,801	14,016	15,168

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

20. Quarterly Financial Data (unaudited)
The following table sets forth selected unaudited quarterly data for the years ended December 31, 2012 and 2011. The amounts in the tables below have been revised from the amounts previously filed to reflect the results of IMS as a discontinued operation (see Note 18). The sum of the quarterly earnings per share amounts may not equal the quarterly total or annual amount due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012
Revenue	$1,220,136	$1,213,356	$1,183,216	$1,287,307	$4,904,015
Cost and expenses	1,059,107	1,055,241	1,045,515	1,139,539	4,299,402
Income from continuing operations	161,029	158,115	137,701	147,768	604,613
Provision for income taxes	15,493	52,765	37,823	44,224	150,305
Income from continuing operations	145,536	105,350	99,878	103,544	454,308
Gain (loss) from discontinued operations	17,728	(1,133)	(18,751)	11,387	9,231
Net income before attribution of noncontrolling interests	163,264	104,217	81,127	114,931	463,539
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,594	4,594	4,594	18,376
Net income - Pitney Bowes Inc.	$158,670	$99,623	$76,533	$110,337	$445,163

Amounts attributable to common stockholders:
Income from continuing operations	$140,942	$100,756	$95,284	$98,950	$435,932
Gain from discontinued operations	17,728	(1,133)	(18,751)	11,387	9,231
Net income - Pitney Bowes Inc.	$158,670	$99,623	$76,533	$110,337	$445,163
Basic earnings per share attributable to common stockholders:
Continuing operations	$0.70	$0.50	$0.48	$0.49	$2.18
Discontinued operations	0.09	(0.01)	(0.09)	0.06	0.05
Net income - Pitney Bowes Inc.	$0.79	$0.50	$0.38	$0.55	$2.22
Diluted earnings per share attributable to common stockholders:
Continuing operations	$0.70	$0.50	$0.47	$0.49	$2.16
Discontinued operations	0.09	(0.01)	(0.09)	0.06	0.05
Net income - Pitney Bowes Inc.	$0.79	$0.50	$0.38	$0.55	$2.21

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2011
Revenue	$1,279,184	$1,275,500	$1,262,757	$1,305,155	$5,122,596
Cost and expenses	1,139,147	1,112,937	1,101,815	1,282,156	4,636,055
Income from continuing operations	140,037	162,563	160,942	22,999	486,541
Provision (benefit) for income taxes	43,552	54,190	2,038	(32,170)	67,610
Income from continuing operations	96,485	108,373	158,904	55,169	418,931
(Loss) gain from discontinued operations	(5,588)	(2,844)	18,457	206,899	216,924
Net income before attribution of noncontrolling interests	90,897	105,529	177,361	262,068	635,855
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,594	4,593	4,594	18,375
Net income - Pitney Bowes Inc.	$86,303	$100,935	$172,768	$257,474	$617,480

Amounts attributable to common stockholders:
Income from continuing operations	$91,891	$103,779	$154,311	$50,575	$400,556
(Loss) gain from discontinued operations	(5,588)	(2,844)	18,457	206,899	216,924
Net income - Pitney Bowes Inc.	$86,303	$100,935	$172,768	$257,474	$617,480
Basic earnings per share attributable to common stockholders:
Continuing operations	$0.45	$0.51	$0.77	$0.25	$1.98
Discontinued operations	(0.03)	(0.01)	0.09	1.04	1.07
Net income - Pitney Bowes Inc.	$0.42	$0.50	$0.86	$1.29	$3.06
Diluted earnings per share attributable to common stockholders:
Continuing operations	$0.45	$0.51	$0.76	$0.25	$1.98
Discontinued operations	(0.03)	(0.01)	0.09	1.03	1.07
Net income - Pitney Bowes Inc.	$0.42	$0.49	$0.85	$1.28	$3.05

As discussed in Note 1, we have revised each of our statements of cash flows by reducing operating cash flows and increasing investing cash flows for the year-to-date periods ended March, June and September 2012 by $25 million, $30 million and $35 million, respectively. We have determined that these adjustments are not material to our consolidated financial statements for any of the affected periods. However, we will reflect these revisions in future Form 10-Q filings as appropriate.

PITNEY BOWES INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

Description	Balance at beginning of year	Additions		Deductions		Balance at end of year

Allowance for doubtful accounts
2012	$25,667	$13,112	(1)	$(18,560)	(2)	$20,219
2011	$26,649	$9,161	(1)	$(10,143)	(2)	$25,667
2010	$39,334	$9,266	(1)	$(21,951)	(2)	$26,649

Valuation allowance for deferred tax asset
2012	$111,438	$40,078		$(9,340)		$142,176
2011	$104,441	$16,709		$(9,712)		$111,438
2010	$95,990	$22,168		$(13,717)		$104,441

(1)	Includes additions charged to expenses, additions from acquisitions and impact of foreign exchange.

(2)	Includes uncollectible accounts written off.