Form 10-Q
period 2013-03-31
PITNEY BOWES INC /DE/
filed 2013-05-03
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

As of April 22, 2013, 201,473,817 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenue:
Equipment sales	$214,999	$220,179
Supplies	74,287	76,365
Software	87,012	104,350
Rentals	136,379	140,389
Financing	116,762	126,748
Support services	165,486	173,518
Business services	372,031	378,587
Total revenue	1,166,956	1,220,136
Costs and expenses:
Cost of equipment sales	109,337	96,916
Cost of supplies	23,262	23,871
Cost of software	20,706	21,093
Cost of rentals	27,755	30,225
Financing interest expense	19,875	21,139
Cost of support services	108,009	115,087
Cost of business services	291,648	286,817
Selling, general and administrative	377,206	405,486
Research and development	33,335	34,073
Other interest expense	30,739	29,367
Interest income	(1,748)	(1,733)
Other expense (income), net	25,121	(3,234)
Total costs and expenses	1,065,245	1,059,107
Income from continuing operations before income taxes	101,711	161,029
Provision for income taxes	27,549	15,493
Income from continuing operations	74,162	145,536
(Loss) income from discontinued operations, net of tax	(2,062)	17,728
Net income before attribution of noncontrolling interests	72,100	163,264
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,594
Net income - Pitney Bowes Inc.	$67,506	$158,670
Amounts attributable to common stockholders:
Net income from continuing operations	$69,568	$140,942
(Loss) income from discontinued operations, net of tax	(2,062)	17,728
Net income - Pitney Bowes Inc.	$67,506	$158,670
Basic earnings per share attributable to common stockholders:
Continuing operations	$0.35	$0.70
Discontinued operations	(0.01)	0.09
Net income - Pitney Bowes Inc.	$0.34	$0.79
Diluted earnings per share attributable to common stockholders:
Continuing operations	$0.34	$0.70
Discontinued operations	(0.01)	0.09
Net income - Pitney Bowes Inc.	$0.33	$0.79

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$72,100	$163,264
Other comprehensive income, net of tax:
Net unrealized gain on cash flow hedges, net of tax of $344 and $32, respectively	538	49
Net unrealized gain on investment securities, net of tax of $175 and $(548), respectively	274	(857)
Amortization of pension and postretirement costs, net of tax of $6,139 and $6,886, respectively	10,631	11,988
Foreign currency translations	(42,204)	33,359
Other comprehensive (loss) income	(30,761)	44,539
Comprehensive income	41,339	207,803
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,594
Total comprehensive income - Pitney Bowes Inc.	$36,745	$203,209

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$909,664	$913,276
Short-term investments	37,712	36,611
Accounts receivable, gross	663,357	748,469
Allowance for doubtful accounts receivables	(15,739)	(20,219)
Accounts receivable, net	647,618	728,250
Finance receivables	1,160,865	1,213,776
Allowance for credit losses	(23,774)	(25,484)
Finance receivables, net	1,137,091	1,188,292
Inventories	167,469	179,678
Current income taxes	49,082	51,836
Other current assets and prepayments	113,142	114,184
Total current assets	3,061,778	3,212,127
Property, plant and equipment, net	377,246	385,377
Rental property and equipment, net	236,026	241,192
Finance receivables	993,242	1,041,099
Allowance for credit losses	(13,206)	(14,610)
Finance receivables, net	980,036	1,026,489
Investment in leveraged leases	34,236	34,546
Goodwill	2,115,450	2,136,138
Intangible assets, net	153,440	166,214
Non-current income taxes	93,391	94,434
Other assets	564,503	563,374
Total assets	$7,616,106	$7,859,891
LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,586,957	$1,809,226
Current income taxes	207,081	240,681
Notes payable and current portion of long-term obligations	375,000	375,000
Advance billings	466,677	452,130
Total current liabilities	2,635,715	2,877,037
Deferred taxes on income	94,883	69,222
Tax uncertainties and other income tax liabilities	144,739	145,881
Long-term debt	3,657,634	3,642,375
Other non-current liabilities	713,578	718,375
Total liabilities	7,246,549	7,452,890
Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	4	4
Cumulative preference stock, no par value, $2.12 convertible	648	648
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	203,454	223,847
Retained earnings	4,736,961	4,744,802
Accumulated other comprehensive loss	(711,974)	(681,213)
Treasury stock, at cost (121,867,606 and 122,453,865 shares, respectively)	(4,479,244)	(4,500,795)
Total Pitney Bowes Inc. stockholders’ equity	73,187	110,631
Total liabilities, noncontrolling interests and stockholders’ equity	$7,616,106	$7,859,891
See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$72,100	$163,264
Restructuring payments	(16,275)	(26,245)
Special pension plan contributions	—	(95,000)
Tax payments related to sale of leveraged lease assets	—	(69,233)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of leveraged lease assets, net of tax	—	(12,886)
Proceeds from settlement of derivative instruments	4,838	—
Depreciation and amortization	57,227	64,370
Stock-based compensation	3,704	4,377
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	71,401	34,798
(Increase) decrease in finance receivables	76,628	63,926
(Increase) decrease in inventories	8,807	925
(Increase) decrease in other current assets and prepayments	(4,396)	(13,002)
Increase (decrease) in accounts payable and accrued liabilities	(169,292)	(141,759)
Increase (decrease) in current and non-current income taxes	(11,472)	53,087
Increase (decrease) in advance billings	23,101	43,166
Increase (decrease) in other operating capital, net	15,789	1,592
Net cash provided by operating activities	132,160	71,380
Cash flows from investing activities:
Short-term and other investments	2,143	(8,334)
Capital expenditures	(38,839)	(50,029)
Proceeds from sale of leveraged lease assets	—	105,506
Net investment in external financing	(506)	(825)
Reserve account deposits	(27,327)	(25,674)
Net cash (used in) provided by investing activities	(64,529)	20,644
Cash flows from financing activities:
Proceeds from the issuance of long-term obligations, net of fees and discounts of $13,387	411,613	—
Principal payments of long-term obligations	(404,637)	(150,000)
Increase in commercial paper borrowings, net	—	177,830
Proceeds from the issuance of common stock under employee stock-based compensation plans	1,876	2,059
Dividends paid to stockholders	(75,347)	(74,938)
Net cash used in financing activities	(66,495)	(45,049)
Effect of exchange rate changes on cash and cash equivalents	(4,748)	12,340
(Decrease) increase in cash and cash equivalents	(3,612)	59,315
Cash and cash equivalents at beginning of period	913,276	856,238
Cash and cash equivalents at end of period	$909,664	$915,553
Cash interest paid	$72,650	$77,572
Cash income tax payments, net of refunds	$36,871	$28,148

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

1. Description of Business and Basis of Presentation
Pitney Bowes Inc. and its subsidiaries (we, us, our or the company) is a global provider of software, hardware and services that enables and integrates both physical and digital communications. We offer a full suite of equipment, supplies, software, services and solutions for managing and integrating physical and digital communication channels. We conduct our business activities in seven reporting segments within two business groups: Small & Medium Business Solutions and Enterprise Business Solutions. See Note 13 for information regarding our reportable segments.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2012 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In management's opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary to state fairly our financial position, results of operations and cash flows for the periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2013.
In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01), ASU 2013-01 requires an entity to disclose gross and net information about transactions that are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether the transactions are actually offset in the statement of financial position. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amounts impacting our disclosure were immaterial at March 31, 2013 and December 31, 2012.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires an entity to present either parenthetically on the face of the financial statements, or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The new standard became effective this quarter. The adoption of this standard resulted in additional disclosures, but did not impact our financial condition, results of operations or cash flows.
During the fourth quarter of 2012, we determined that changes in certain investment-related working capital accounts that were classified as cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows should have been classified as cash flows from investing activities. Accordingly, the Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2012 has been revised to reflect the correct classification of cash flows, resulting in an increase in cash provided by operating activities and an increase in cash used in investing activities of $25 million.
These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2012 (the 2012 Annual Report). Certain prior year amounts have been reclassified to conform to the current period presentation.
2. Inventories
Inventories at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials and work in process	$60,389	$66,221
Supplies and service parts	70,842	72,551
Finished products	63,925	68,335
Inventory at FIFO cost	195,156	207,107
Excess of FIFO cost over LIFO cost	(27,687)	(27,429)
Total inventory, net	$167,469	$179,678

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
Finance receivables at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,527,074	$435,822	$1,962,896
Unguaranteed residual values	139,759	20,190	159,949
Unearned income	(307,448)	(98,744)	(406,192)
Allowance for credit losses	(15,572)	(7,767)	(23,339)
Net investment in sales-type lease receivables	1,343,813	349,501	1,693,314
Loan receivables
Loan receivables	393,283	44,171	437,454
Allowance for credit losses	(11,829)	(1,812)	(13,641)
Net investment in loan receivables	381,454	42,359	423,813
Net investment in finance receivables	$1,725,267	$391,860	$2,117,127

	December 31, 2012
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,581,711	$461,510	$2,043,221
Unguaranteed residual values	148,664	21,025	169,689
Unearned income	(316,030)	(104,258)	(420,288)
Allowance for credit losses	(16,979)	(8,662)	(25,641)
Net investment in sales-type lease receivables	1,397,366	369,615	1,766,981
Loan receivables
Loan receivables	414,960	47,293	462,253
Allowance for credit losses	(12,322)	(2,131)	(14,453)
Net investment in loan receivables	402,638	45,162	447,800
Net investment in finance receivables	$1,800,004	$414,777	$2,214,781
Allowance for Credit Losses and Aging of Receivables
We estimate our finance receivable risks and provide an allowance for credit losses accordingly. We evaluate the adequacy of the allowance for credit losses based on historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a client's ability to pay, prevailing economic conditions and our ability to manage the collateral and make adjustments to the allowance as necessary. This evaluation is inherently subjective and actual results may differ significantly from estimated reserves.

We establish credit approval limits based on the credit quality of the client and the type of equipment financed. Our policy is to discontinue revenue recognition for lease receivables that are more than 120 days past due and for unsecured loan receivables that are more than 90 days past due. We resume revenue recognition when payments reduce the account balance aging to 60 days or less past due. Finance receivables deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our finance receivable credit risk is limited because of our large number of clients, small account balances for most of our clients, and geographic and industry diversification.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Activity in the allowance for credit losses for finance receivables for the three months ended March 31, 2013 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2013	$16,979	$8,662	$12,322	$2,131	$40,094
Amounts charged to expense	1,067	360	2,462	70	3,959
Accounts written off	(2,474)	(1,255)	(2,955)	(389)	(7,073)
Balance at March 31, 2013	$15,572	$7,767	$11,829	$1,812	$36,980

Aging of Receivables
The aging of gross finance receivables at March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
< 31 days	$1,445,912	$399,412	$375,470	$42,329	$2,263,123
> 30 days and < 61 days	36,003	13,952	9,602	1,126	60,683
> 60 days and < 91 days	22,693	11,824	3,647	341	38,505
> 90 days and < 121 days	6,143	3,735	1,845	187	11,910
> 120 days	16,323	6,899	2,719	188	26,129
Total	$1,527,074	$435,822	$393,283	$44,171	$2,400,350
Past due amounts > 90 days
Still accruing interest	$6,143	$3,735	$—	$—	$9,878
Not accruing interest	16,323	6,899	4,564	375	28,161
Total	$22,466	$10,634	$4,564	$375	$38,039

	December 31, 2012
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
< 31 days	$1,497,797	$435,780	$392,108	$45,324	$2,371,009
> 30 days and < 61 days	37,348	9,994	12,666	1,368	61,376
> 60 days and < 91 days	24,059	5,198	4,577	285	34,119
> 90 days and < 121 days	6,665	3,327	2,319	179	12,490
> 120 days	15,842	7,211	3,290	137	26,480
Total	$1,581,711	$461,510	$414,960	$47,293	$2,505,474
Past due amounts > 90 days
Still accruing interest	$6,665	$3,327	$—	$—	$9,992
Not accruing interest	15,842	7,211	5,609	316	28,978
Total	$22,507	$10,538	$5,609	$316	$38,970
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
The table below shows the North America portfolio at March 31, 2013 and December 31, 2012 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

	March 31, 2013	December 31, 2012
Sales-type lease receivables
Low	$1,030,809	$1,016,413
Medium	397,721	450,432
High	45,669	43,658
Not Scored	52,875	71,208
Total	$1,527,074	$1,581,711
Loan receivables
Low	$248,494	$254,567
Medium	127,599	136,069
High	13,786	14,624
Not Scored	3,404	9,700
Total	$393,283	$414,960
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
Leveraged Leases
Our investment in leveraged lease assets at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Rental receivables	$78,287	$83,254
Unguaranteed residual values	13,841	14,177
Principal and interest on non-recourse loans	(50,802)	(55,092)
Unearned income	(7,090)	(7,793)
Investment in leveraged leases	34,236	34,546
Less: deferred taxes related to leveraged leases	(18,234)	(19,372)
Net investment in leveraged leases	$16,002	$15,174

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

4. Intangible Assets and Goodwill
Intangible assets
Intangible assets at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$403,534	$(274,203)	$129,331	$407,901	$(269,100)	$138,801
Supplier relationships	29,000	(22,838)	6,162	29,000	(22,113)	6,887
Software & technology	167,873	(152,074)	15,799	169,632	(151,628)	18,004
Trademarks & trade names	34,554	(32,450)	2,104	35,078	(32,615)	2,463
Non-compete agreements	7,372	(7,328)	44	7,471	(7,412)	59
Total intangible assets	$642,333	$(488,893)	$153,440	$649,082	$(482,868)	$166,214

Amortization expense for intangible assets was $10 million and $12 million for the three months ended March 31, 2013 and 2012, respectively. The future amortization expense for intangible assets as of March 31, 2013 was as follows:

Remaining for year ended December 31, 2013	$28,120
Year ended December 31, 2014	36,919
Year ended December 31, 2015	32,383
Year ended December 31, 2016	24,071
Year ended December 31, 2017	11,409
Thereafter	20,538
Total	$153,440
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, future acquisitions and accelerated amortization.
Goodwill
The changes in the carrying amount of goodwill, by reporting segment, for the three months ended March 31, 2013 were as follows:

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2012	Other (1)	March 31, 2013
North America Mailing	$355,874	$—	$355,874	$(4,164)	$351,710
International Mailing	183,908	—	183,908	(5,664)	178,244
Small & Medium Business Solutions	539,782	—	539,782	(9,828)	529,954
Production Mail	131,866	—	131,866	(3,773)	128,093
Software	671,218	—	671,218	(5,398)	665,820
Management Services	488,399	(84,500)	403,899	(1,689)	402,210
Mail Services	259,105	(63,965)	195,140	—	195,140
Marketing Services	194,233	—	194,233	—	194,233
Enterprise Business Solutions	1,744,821	(148,465)	1,596,356	(10,860)	1,585,496
Total	$2,284,603	$(148,465)	$2,136,138	$(20,688)	$2,115,450

(1)	Primarily foreign currency translation adjustments.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

5. Debt
Debt at March 31, 2013 and December 31, 2012 consisted of the following:

		March 31, 2013	December 31, 2012
Term loans		$230,000	$230,000
3.875%	notes due 2013	375,000	375,000
4.875%	notes due 2014 (1), (2)	299,570	450,000
5.0%	notes due 2015 (1)	274,879	400,000
4.75%	notes due 2016 (1)	370,914	500,000
5.75%	notes due 2017	500,000	500,000
5.60%	notes due 2018	250,000	250,000
4.75%	notes due 2018	350,000	350,000
6.25%	notes due 2019	300,000	300,000
5.25%	notes due 2022	110,000	110,000
5.25%	notes due 2037	500,000	500,000
6.70%	notes due 2043 (3)	425,000	—
Other (4)		47,271	52,375
Total debt		4,032,634	4,017,375
Current portion		375,000	375,000
Long-term debt		$3,657,634	$3,642,375

(1)
During the quarter, we completed a cash tender offer (the Tender Offer) for a portion of our 4.875% Notes due 2014, our 5.0% Notes due 2015, and our 4.75% Notes due 2016 (the Subject Notes). Holders who validly tendered their notes received the principal amount of the notes tendered, all accrued and unpaid interest and a premium amount. An aggregate $405 million of the Subject Notes were tendered. A net loss of $25 million, consisting of the premium payments, the write-off of unamortized costs and fees, partially offset by a gain from the unwinding of interest rate swap agreements, was recognized as Other expense (income), net on the Condensed Consolidated Statements of Income.

(2)
Prior to the Tender Offer, we had interest rate swap agreements with an aggregate notional value of $450 million that effectively converted the fixed rate interest payments on these notes into variable interest rates. As a result of the Tender Offer, we unwound $225 million of these swap agreements.

(3)
During the quarter, we issued $425 million of 30-year notes with a fixed-rate of 6.7%. Interest is payable quarterly commencing in June 2013. The notes mature in 2043, but may be redeemed, at our option, in whole or in part, at any time on or after March 7, 2018 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. The net proceeds from the notes were used to fund the repurchase of notes under the Tender Offer.

(4)	Other consists of the unamortized net proceeds received from unwinding of interest rate swaps, the mark-to-market adjustment of interest rate swaps and debt discounts and premiums.

At March 31, 2013, there were no outstanding commercial paper borrowings. During the quarter, commercial paper borrowings averaged $100 million at a weighted-average interest rate of 0.41% and the maximum amount outstanding at any time was $300 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

6. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary, has 300,000 shares, or $300 million, of outstanding perpetual voting preferred stock (the Preferred Stock) held by certain institutional investors. The holders of the Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the company. The Preferred Stock is entitled to cumulative dividends at a rate of 6.125% through 2016 after which it becomes callable and, if it remains outstanding, will yield a dividend that increases by 50% every six months thereafter. No dividends were in arrears at March 31, 2013 or December 31, 2012. There was no change in the carrying value of noncontrolling interests during the period ended March 31, 2013 or the year ended December 31, 2012.
7. Income Taxes
The effective tax rate for the three months ended March 31, 2013 and 2012 was 27.1% and 9.6%, respectively. The effective tax rate for the three months ended March 31, 2013 includes tax benefits of $4 million from the retroactive effect of 2013 U.S. tax legislation. The effective tax rate for the three months ended March 31, 2012 includes tax benefits of $17 million from the sale of non-U.S. leveraged lease assets and $22 million from the resolution of tax examinations.

As is the case with other large corporations, our tax returns are examined each year by tax authorities in the U.S., other countries and local jurisdictions in which we have operations. We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we do business and account for the related financial statement implications.  We believe we have established tax reserves that are appropriate given the possibility of tax adjustments.  However, determining the appropriate level of tax reserves requires judgment regarding the uncertain application of tax law and the possibility of tax adjustments. Future changes in tax reserve requirements could have a material impact, positive or negative, on our results of operations, financial position and cash flows.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

8. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2013 and 2012 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2013	$4	$648	$323,338	$223,847	$4,744,802	$(681,213)	$(4,500,795)	$110,631
Net income	—	—	—	—	67,506	—	—	67,506
Other comprehensive income	—	—	—	—	—	(30,761)	—	(30,761)
Cash dividends
Common ($1.125 per share)	—	—	—	—	(75,334)	—	—	(75,334)
Preference	—	—	—	—	(13)	—	—	(13)
Issuances of common stock	—	—	—	(24,097)	—	—	21,551	(2,546)
Stock-based compensation expense	—	—	—	3,704	—	—	—	3,704
Balance at March 31, 2013	$4	$648	$323,338	$203,454	$4,736,961	$(711,974)	$(4,479,244)	$73,187

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2012	$4	$659	$323,338	$240,584	$4,600,217	$(661,645)	$(4,542,143)	$(38,986)
Net income	—	—	—	—	158,670	—	—	158,670
Other comprehensive income	—	—	—	—	—	44,539	—	44,539
Cash dividends
Common ($1.11 per share)	—	—	—	—	(74,925)	—	—	(74,925)
Preference	—	—	—	—	(13)	—	—	(13)
Issuances of common stock	—	—	—	(18,931)	—	—	16,352	(2,579)
Conversions to common stock	—	(6)	—	(121)	—	—	127	—
Stock-based compensation expense	—	—	—	4,337	—	—	—	4,337
Balance at March 31, 2012	$4	$653	$323,338	$225,869	$4,683,949	$(617,106)	$(4,525,664)	$91,043

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

9. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) for the three months ended March 31, 2013 was as follows:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available for sale securities	Defined benefit pension plans and nonpension postretirement benefit plans	Foreign currency items	Total
Beginning balance	$(7,777)	$4,513	$(759,199)	$81,250	$(681,213)
Other comprehensive income before reclassifications (a)	72	(1,372)	—	(42,204)	(43,504)
Amounts reclassified from accumulated other comprehensive income (a), (b)	466	1,646	10,631	—	12,743
Net current period other comprehensive income	538	274	10,631	(42,204)	(30,761)
Ending balance	$(7,239)	$4,787	$(748,568)	$39,046	$(711,974)
(a) Amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b) See table below for additional details of these reclassifications.

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 was as follows:

AOCI Component	Amount Reclassified from AOCI (a)		Affected Statement of Income Line Item

Gains (losses) on cash flow hedges
Foreign exchange contracts	$(382)		Revenue
Foreign exchange contracts	126		Cost of sales
Interest rate lock contracts	(507)		Interest expense
	(763)		Total before tax
	297		Tax benefit
	$(466)		Net of tax

Unrealized gains (losses) on available for sale securities
	$(2,612)		Interest income
	966		Tax benefit
	$(1,646)		Net of tax

Defined Benefit Pension Plans and Nonpension Postretirement Benefit Plans
Transition credit	$2	(b)
Prior service costs	(198)	(b)
Actuarial losses	(16,574)	(b)
	(16,770)		Total before tax
	6,139		Tax benefit
	$(10,631)		Net of tax
(a)     Amounts in parentheses indicate debits (reductions) to income.

(b)	These items are included in the computation of net periodic costs of defined benefit pension plans and nonpension postretirement benefit plans (see Note 14 for additional details).

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
The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2013 and December 31, 2012. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy.

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$532,425	$37,554	$—	$569,979
Equity securities	—	27,198	—	27,198
Commingled fixed income securities	—	29,378	—	29,378
Debt securities - U.S. and foreign governments, agencies and municipalities	122,589	24,640	—	147,229
Debt securities - corporate	—	43,468	—	43,468
Mortgage-backed / asset-backed securities	—	160,489	—	160,489
Derivatives
Interest rate swaps	—	3,980	—	3,980
Foreign exchange contracts	—	1,654	—	1,654
Total assets	$655,014	$328,361	$—	$983,375
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(3,288)	$—	$(3,288)
Total liabilities	$—	$(3,288)	$—	$(3,288)

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

Investment securities include investments held by The Pitney Bowes Bank (the Bank), an indirect wholly owned subsidiary whose primary business is to provide financing solutions to clients that rent or lease postage meters. The Bank's key product offering, Purchase Power, is a revolving credit solution, which enables clients to finance their postage costs when they refill their meter. The Bank also provides

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

a deposit solution to those clients that prefer to prepay postage and earn interest on their deposits. When a client refills their postage meter, the funds are withdrawn from the savings account to pay for the postage. The Bank's assets and liabilities consist primarily of cash, finance receivables, short and long-term investments and deposit accounts.
The Bank's investment securities are classified as available-for-sale and recorded at fair value on the Condensed Consolidated Balance Sheets as cash and cash equivalents, short-term investments and other assets depending on the type of investment and maturity. Unrealized holding gains and losses are recorded, net of tax, in accumulated other comprehensive income.
Available-for-sale securities at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds / commercial paper	$14,402	$42	$—	$14,444
U.S. and foreign governments, agencies and municipalities	123,272	3,707	(135)	126,844
Corporate	40,772	2,744	(48)	43,468
Mortgage-back / asset-back securities	158,030	3,203	(744)	160,489
Total	$336,476	$9,696	$(927)	$345,245

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds / commercial paper	$44,611	$53	$—	$44,664
U.S. and foreign governments, agencies and municipalities	127,807	3,972	(56)	131,723
Corporate	41,095	2,851	(20)	43,926
Mortgage-back / asset-back securities	162,180	3,340	(3,145)	162,375
Total	$375,693	$10,216	$(3,221)	$382,688

Scheduled maturities of investment securities at March 31, 2013 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$53,086	$53,218
After 1 year through 5 years	40,122	41,610
After 5 years through 10 years	76,310	79,377
After 10 years	166,958	171,040
Total	$336,476	$345,245
We have not experienced any significant write-offs in our investment portfolio. The majority of our MBS are either guaranteed or supported by the U.S. government. We have no investments in inactive markets that would warrant a possible change in our pricing methods or classification within the fair value hierarchy. Further, we have no investments in auction rate securities.
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

The fair value of our derivative instruments at March 31, 2013 and December 31, 2012 was as follows:

Designation of Derivatives	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$558	$78
	Other assets:
	Interest rate swaps	3,980	10,117
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(425)	(320)
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	1,096	2,504
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(2,863)	(854)

	Total derivative assets	$5,634	$12,699
	Total derivative liabilities	(3,288)	(1,174)
	Total net derivative assets	$2,346	$11,525

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in earnings. The following represents the results of fair value hedging relationships for the three months ended March 31, 2013 and 2012:

		Three Months Ended March 31,
		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings
Derivative Instrument	Location of Gain (Loss)	2013	2012	2013	2012
Interest rate swaps	Interest expense	$1,993	$3,327	$(5,484)	$(10,109)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At March 31, 2013 and December 31, 2012, we had outstanding contracts associated with these anticipated transactions with a notional amount of $30 million and $25 million, respectively. The value of these contracts at March 31, 2013 and December 31, 2012 was less than $1 million.
The amounts included in AOCI at March 31, 2013 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The following represents the results of cash flow hedging relationships for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2013	2012		2013	2012
Foreign exchange contracts	$630	$(659)	Revenue	$(382)	$301
			Cost of sales	126	(66)
				$(256)	$235
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. Outstanding foreign exchange contracts to buy or sell various currencies had a net liability value of $2 million at March 31, 2013 and December 31, 2012. All outstanding contracts at March 31, 2013 mature by the end of the year.
The following represents the results of our non-designated derivative instruments for the three months ended March 31, 2013 and 2012:

		Three Months Ended March 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2013	2012
Foreign exchange contracts	Selling, general and administrative expense	$(4,351)	$(4,224)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At March 31, 2013, we were not required to post any collateral. The maximum amount of collateral that we would have been required to post at March 31, 2013, had the credit-risk-related contingent features been triggered, was $2 million.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations.  We classify our debt as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
Carrying value	$4,032,634	$4,017,375
Fair value	$4,229,484	$4,200,970

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

11. Restructuring Charges and Asset Impairments
Activity in our restructuring reserves for the three months ended March 31, 2013 was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2013	$62,540	$5,218	$67,758
Cash payments	(15,022)	(1,253)	(16,275)
Balance at March 31, 2013	$47,518	$3,965	$51,483

The majority of the remaining restructuring payments are expected to be paid through 2014; however, due to certain international labor laws and long-term lease agreements, some payments will extend beyond 2014. We expect that cash flows from operations will be sufficient to fund these payments.

In order to drive operational excellence, on April 29, management decided to embark on a process designed to enhance our responsiveness to changing market conditions, further streamline our business operations, reduce our cost structure and create long-term flexibility to invest in growth. We are analyzing a wide range of opportunities for both process and operational improvements. We anticipate that these primarily cash related actions will result in restructuring charges in the range of $75 to $125 million and will be recognized as specific initiatives are approved and implemented. We expect to begin implementing actions and taking charges in the second quarter.

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

In October 2009, the company and certain of its current and former officers were named as defendants in NECA-IBEW Health & Welfare Fund v. Pitney Bowes Inc. et al., a class action lawsuit filed in the U.S. District Court for the District of Connecticut.  The complaint asserts claims under the Securities Exchange Act of 1934 on behalf of those who purchased the common stock of the company during the period between July 30, 2007 and October 29, 2007 alleging that the company, in essence, missed two financial projections.  Plaintiffs filed an amended complaint in September 2010. On March 23, 2013, the Court granted our motion to dismiss, and dismissed the case in its entirety. Plaintiff did not appeal the decision, and therefore, this case has now concluded in favor of Pitney Bowes and its officers named in the lawsuit.

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
Segment earnings before interest and taxes (EBIT), a non-GAAP measure, is determined by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses not allocated to a particular business segment, restructuring charges, asset impairments and goodwill charges which are recognized on a consolidated basis. Management uses segment EBIT to measure profitability and performance at the segment level. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. Segment information for our Mail Services segment for all periods presented has been restated to reflect the presentation of the International Mail Services (IMS) business as a discontinued operation (see Note 15).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Revenue and EBIT by business segment for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
Revenue:
North America Mailing	$430,375	$461,305
International Mailing	167,455	168,014
Small & Medium Business Solutions	597,830	629,319
Production Mail	118,802	115,016
Software	80,721	100,327
Management Services	225,256	230,630
Mail Services	118,855	114,636
Marketing Services	25,492	30,208
Enterprise Business Solutions	569,126	590,817
Total revenue	$1,166,956	$1,220,136

	Three Months Ended March 31,
	2013	2012
EBIT:
North America Mailing	$154,505	$178,171
International Mailing	17,749	19,997
Small & Medium Business Solutions	172,254	198,168
Production Mail	3,055	2,779
Software	4,890	10,692
Management Services	12,545	13,315
Mail Services	19,349	34,245
Marketing Services	1,986	4,817
Enterprise Business Solutions	41,825	65,848
Total EBIT	214,079	264,016
Reconciling items:
Interest, net (1)	(48,866)	(48,773)
Unallocated corporate and other expenses	(63,502)	(54,214)
Income from continuing operations before income taxes	$101,711	$161,029
(1) Includes financing interest expense, other interest expense and interest income.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

14. Pensions and Other Benefit Programs
Defined Benefit Pension Plans
The components of net periodic benefit cost for defined benefit pension plans for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	United States		Foreign
	2013	2012	2013	2012
Service cost	$3,799	$4,954	$1,582	$2,018
Interest cost	18,371	20,603	6,823	6,923
Expected return on plan assets	(27,086)	(30,618)	(8,166)	(8,023)
Amortization of transition credit	—	—	(2)	(2)
Amortization of prior service cost	129	205	28	28
Amortization of net actuarial loss	11,037	13,314	3,176	3,496
Curtailment	814	—	—	—
Net periodic benefit cost	$7,064	$8,458	$3,441	$4,440

Through March 31, 2013, we contributed $3 million to our U.S. pension plans and $4 million to our foreign pension plans.

Nonpension Postretirement Benefit Plans
The components of net periodic benefit cost for nonpension postretirement benefit plans for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Service cost	$1,017	$891
Interest cost	2,514	3,075
Amortization of prior service credit	41	(523)
Amortization of net actuarial loss	2,361	2,367
Net periodic benefit cost	$5,933	$5,810

Contributions for benefit payments for our nonpension postretirement benefit plans were $8 million and $6 million for the three months ended March 31, 2013 and 2012, respectively.
15. Discontinued Operations and Assets Held for Sale
During the fourth quarter of 2012, we made a strategic decision to exit our IMS operations related to the international delivery of mail and catalogs. During the first quarter 2013, we sold our U.S. IMS operations. All amounts related to IMS are presented as discontinued operations in the Condensed Consolidated Statements of Income.
Revenue for IMS for the three months ended March 31, 2013 and 2012 was $20 million and $36 million, respectively. Net loss for IMS for each of the three months ended March 31, 2013 and 2012 was $2 million. Discontinued operations for the three months ended March 31, 2012 also includes $19 million of tax benefits arising from the conclusion of tax examinations and issued related to our Capital Services business that was sold in 2006.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

16. Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 are presented below.

	Three Months Ended March 31,
	2013	2012
Numerator:
Amounts attributable to common stockholders:
Net income from continuing operations	$69,568	$140,942
(Loss) income from discontinued operations	(2,062)	17,728
Net income - Pitney Bowes Inc. (numerator for diluted EPS)	67,506	158,670
Less: Preference stock dividend	(13)	(13)
Income attributable to common stockholders (numerator for basic EPS)	$67,493	$158,657
Denominator (in thousands):
Weighted-average shares used in basic EPS	201,148	199,960
Effect of dilutive shares:
Preferred stock	2	2
Preference stock	396	398
Stock plans	664	312
Weighted-average shares used in diluted EPS	202,210	200,672
Basic earnings per share:
Continuing operations	$0.35	$0.70
Discontinued operations	(0.01)	0.09
Net income	$0.34	$0.79
Diluted earnings per share:
Continuing operations	$0.34	$0.70
Discontinued operations	(0.01)	0.09
Net income	$0.33	$0.79

Anti-dilutive shares not used in calculating diluted weighted-average shares (in thousands):	13,868	13,811

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) in this Form 10-Q may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as “estimate”, “target”, “project”, “plan”, “believe”, “expect”, “anticipate”, “intend”, and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements contained in this report and our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2012 (2012 Annual Report).
Overview
For the first quarter of 2013, revenue decreased 4% to $1,167 million compared to $1,220 million in the first quarter of 2012. Software revenue declined 17% due to fewer large dollar value licensing deals, a continued slowdown in our global markets due to uncertain economic conditions and constrained public sector spending. Financing revenue declined 8% due to the impact of lower equipment sales in prior periods. Support services revenue declined 5% due to lower new equipment placements and business services revenue declined 2% due to continued pricing pressures on new business and contract renewals. Foreign currency translation had a less than 1% unfavorable impact on revenue in the quarter.

During the quarter, we redeemed an aggregate $405 million of debt scheduled to mature in 2014-2016 through a cash tender offer. We also issued $425 million of 30-year fixed rate debt. The net proceeds received were $412 million and were used to fund the tender offer. Income from continuing operations includes a net charge of $25 million from the early redemption of debt, consisting primarily of premium payments, the write-off of unamortized costs, fees, and a gain from the unwind of interest rate swaps associated with the debt. The expense impact due to the interest rate differential between the new debt issued and the debt redeemed will be an increase of approximately $10 million over the remainder of the year.

Net income from continuing operations attributable to common stockholders decreased to $70 million, or $0.34 per diluted share in the first quarter of 2013 compared to $141 million or $0.70 per diluted share in the first quarter of 2012, primarily due to lower revenue in the current year period and $22 million of tax benefits recognized in the prior year period from the conclusion of tax examinations.

Through March 31, 2013, we generated $132 million of cash from operations. We paid dividends to our common shareholders of $75 million and funded capital investments of $39 million.
Outlook
Worldwide economic weakness continues to create a challenging business environment causing many of our customers to remain cautious about spending and, therefore, impacting the performance of our business segments. Small and Medium Business Solutions (SMB) revenues will continue to be challenged by the decline in physical mail volumes as alternative means of communications evolve and gain further acceptance. We anticipate that the historical equipment sales trends should show improvement in future periods, due in part to global sales of our Connect+TM communications systems and SendSuite LiveTM shipping solutions. A slowing of the rate of decline for overall SMB revenue will lag that of equipment sales because recurring revenue streams typically lag the trends in equipment sales.

We anticipate revenue growth in certain of our Enterprise Business Solutions segments from continued expansion in Mail Services’ presort operations, new ecommerce initiatives and market acceptance for our new solutions that help customers grow their business by more effectively managing their physical and digital communications with their customers. We will continue to fund investments to build capacity and infrastructure to support our ecommerce products and solutions. We are also committed to improving the performance of our Software business and recently appointed new leadership to focus on improving the cost structure and growing this business.

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

In order to drive operational excellence, on April 29, management decided to embark on a process designed to enhance our responsiveness to changing market conditions, further streamline our business operations, reduce our cost structure and create long-term flexibility to invest in growth. We are analyzing a wide range of opportunities for both process and operational improvements. We anticipate that these primarily cash related actions will result in restructuring charges in the range of $75 to $125 million and will be recognized as specific initiatives are approved and implemented. We expect to begin implementing actions and taking charges in the second quarter. We are anticipating annualized pre-tax benefits of $100 to $125 million, net of investments, from these actions and expect to reach this benefit run rate by 2015.

Each quarter our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the amount and payment of a dividend. On April 29, 2013, our Board of Directors declared a cash dividend of $0.1875 per share for the second quarter of 2013.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

Revenue
	Three Months Ended March 31,
($ amounts in 000s)	2013	2012	% change
Equipment sales	$214,999	$220,179	(2)%
Supplies	74,287	76,365	(3)%
Software	87,012	104,350	(17)%
Rentals	136,379	140,389	(3)%
Financing	116,762	126,748	(8)%
Support services	165,486	173,518	(5)%
Business services	372,031	378,587	(2)%
Total revenue	$1,166,956	$1,220,136	(4)%

Cost of revenue
	Three Months Ended March 31,
			Percentage of Revenue
($ amounts in 000s)	2013	2012	2013	2012
Cost of equipment sales	$109,337	$96,916	50.9%	44.0%
Cost of supplies	23,262	23,871	31.3%	31.3%
Cost of software	20,706	21,093	23.8%	20.2%
Cost of rentals	27,755	30,225	20.4%	21.5%
Financing interest expense	19,875	21,139	17.0%	16.7%
Cost of support services	108,009	115,087	65.3%	66.3%
Cost of business services	291,648	286,817	78.4%	75.8%
Total cost of revenue	$600,592	$595,148	51.5%	48.8%

Equipment sales
Equipment sales revenue decreased 2% to $215 million in the quarter compared to the prior year quarter. The decline in equipment sales was driven primarily by lower sales in our mailing businesses as our clients continue to postpone or defer new equipment purchases due to the continued decline in mail volumes and uncertain economic environment. This decline was partially offset by revenue of $3 million for scale updates resulting from a postal rate change in France, increased sales of our Connect+TM communications systems in France and Germany and increased sales of large production print equipment. Cost of equipment sales as a percentage of revenue increased to 50.9% in the quarter compared to 44.0% in the prior year quarter due to a higher mix of lower margin product sales, pricing pressure on competitive placements and fewer lease extensions compared to the prior year period.
Supplies
Supplies revenue decreased 3% to $74 million in the quarter compared to the prior year quarter, primarily due to declines in our mailing business from reduced mail volumes and fewer installed meters worldwide, partially offset by improving supplies sales from the sales of Connect+TM communications systems and production print equipment. Cost of supplies as a percentage of revenue was 31.3% in the first quarter of 2013 and first quarter of 2012.
Software
Software revenue decreased 17% to $87 million in the quarter compared to the prior year quarter. The decrease was primarily due to fewer large dollar licensing contracts and delays in some contract signings in our North American markets, and uncertain economic conditions and constrained public sector spending in our international markets. Software revenue in the prior year quarter also included $13 million from two significant software contracts. Revenue in the current year quarter included $2 million of licensing revenue from providing our VollyTM software solution to Australia Post.

Cost of software as a percentage of revenue increased to 23.8% in the quarter compared with 20.2% in the prior year quarter primarily due to the decline in revenue.
Rentals
Rentals revenue decreased 3% to $136 million in the quarter compared to the prior year quarter, primarily due to lower mail volumes and fewer meters in service. Cost of rentals as a percentage of revenue improved to 20.4% in the quarter compared to 21.5% in the prior year quarter primarily due to lower depreciation expense.
Financing
Financing revenue decreased 8% to $117 million in the quarter compared to the prior year quarter, primarily due to lower equipment sales in prior periods. Financing interest expense as a percentage of revenue increased to 17.0% in the quarter compared to 16.7% in the prior year quarter due to higher effective interest rates. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenue, we assume a 10:1 leveraging ratio of debt to equity and apply our overall effective interest rate to the average outstanding finance receivables.
Support Services
Support services revenue decreased 5% to $165 million in the quarter compared with the prior year quarter. The decrease was primarily driven by lower new equipment placements worldwide. Cost of support services as a percentage of revenue improved to 65.3% in the quarter compared with 66.3% in the prior year quarter due to productivity initiatives in our international mailing operations.
Business Services
Business services revenue decreased 2% to $372 million in the quarter compared to the prior year quarter. The decrease was partly due to continuing pricing pressures on new business and contract renewals and the loss of some customer contracts in our Management Services business; and lower marketing fees related to certain marketing category contract renewals and fewer household moves in our Marketing Services business. These decreases were partially offset by revenue from our ecommerce cross-border package delivery solution initiated in the fourth quarter of 2012. Cost of business services as a percentage of revenue increased to 78.4% in the quarter compared with 75.8% in the prior year quarter primarily due to margin compression in our Management Services business and investment and start-up costs associated with our ecommerce business.
Selling, general and administrative (SG&A)
SG&A expense decreased 7% to $377 million in the quarter compared with the prior year quarter driven primarily by lower salaries and benefits.
Other expense (income), net
Other expense, net for the three months ended March 31, 2013 of $25 million consists of the costs associated with the early redemption of debt. See Liquidity and Capital Resources - Financings and Capitalization for a detailed discussion.

Other income, net in the three months ended March 31, 2012 of $3 million is comprised of $7 million of insurance proceeds received in connection with the 2011 fire at our Dallas presort facility partially offset by a loss of $4 million on the sale of non-U.S. leveraged lease assets.

Income taxes
See Note 7 to the unaudited Condensed Consolidated Financial Statements.

Discontinued operations
See Note 15 to the unaudited Condensed Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests
See Note 6 to the unaudited Condensed Consolidated Financial Statements.

Business segment results
We conduct our business activities in seven reporting segments within two business groups, Small & Medium Business Solutions and Enterprise Business Solutions. The following tables show revenue and EBIT by business segment for the three months ended March 31, 2013 and 2012. We are now reporting the IMS business as a discontinued operation. IMS was previously included in our Mail Services segment. We determine segment EBIT, a non-GAAP measure, by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses not allocated to a particular business segment, restructuring charges, asset impairments and goodwill charges, which are recognized on a consolidated basis. Management uses segment EBIT to measure profitability and performance at the segment level. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our condensed consolidated results of operations. Refer to Note 13 to the Condensed Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes.

Revenue	Three Months Ended March 31,
($ amounts in 000s)	2013	2012	% change
North America Mailing	$430,375	$461,305	(7)%
International Mailing	167,455	168,014	—%
Small & Medium Business Solutions	597,830	629,319	(5)%
Production Mail	118,802	115,016	3%
Software	80,721	100,327	(20)%
Management Services	225,256	230,630	(2)%
Mail Services	118,855	114,636	4%
Marketing Services	25,492	30,208	(16)%
Enterprise Business Solutions	569,126	590,817	(4)%
Total	$1,166,956	$1,220,136	(4)%

EBIT	Three Months Ended March 31,
($ amounts in 000s)	2013	2012	% change
North America Mailing	$154,505	$178,171	(13)%
International Mailing	17,749	19,997	(11)%
Small & Medium Business Solutions	172,254	198,168	(13)%
Production Mail	3,055	2,779	(10)%
Software	4,890	10,692	(54)%
Management Services	12,545	13,315	(6)%
Mail Services	19,349	34,245	(43)%
Marketing Services	1,986	4,817	(59)%
Enterprise Business Solutions	41,825	65,848	(36)%
Total	$214,079	$264,016	(19)%
Small & Medium Business Solutions
Small & Medium Business Solutions revenue decreased 5% and EBIT decreased 13% to $598 million and $172 million, respectively, in the quarter compared to the prior year quarter. Within the Small & Medium Business Solutions group:
North America Mailing
Revenue for the North America Mailing segment decreased 7% to $430 million in the quarter compared to the prior year quarter. Contributing to this decrease was a 10% decline in equipment sales due to continued concerns about economic conditions and declining mail volumes. Financing revenue declined 9% due to declining equipment sales in prior periods. Rentals revenue declined 3% primarily due to fewer meters in service and supplies revenue declined 6% due to lower mail volumes and a declining installed meter base.
EBIT decreased 13% to $155 million in the quarter compared to the prior year quarter primarily due to the decline in revenue and fewer lease extensions during the quarter compared to the prior year quarter.

International Mailing
Revenue for the International Mailing segment was $167 million in the quarter compared to $168 million in the prior year quarter. Revenue for the current year quarter included $3 million for scale updates resulting from a postal rate change in France and increased sales of our Connect+TM communications systems in Germany and France. However, these revenue benefits were offset by lower equipment sales in the U.K. due to the continuing uncertain economic environment and lower equipment sales in the Nordics compared to a particularly strong prior year quarter.
EBIT decreased 11% to $18 million in the quarter compared to the prior year quarter primarily due to the costs related to facilities consolidation.

Enterprise Business Solutions
Enterprise Business Solutions revenue decreased 4% and EBIT decreased 36% to $569 million and $42 million, respectively, in the quarter compared to the prior year quarter. Within the Enterprise Business Solutions group:
Production Mail
Revenue for the Production Mail segment increased 3% to $119 million in the quarter compared to the prior year quarter primarily due to increased installations of large production print equipment and initial licensing revenue from providing our VollyTM software solution to Australia Post.
EBIT for the quarter was $3 million, consistent with the prior year quarter. EBIT benefited from the higher revenue but this benefit was offset by the higher mix of lower margin printer sales.

Software
Revenue for the Software segment decreased 20% to $81 million in the quarter compared to the prior year quarter. The decrease was primarily due to fewer large dollar licensing contracts and delays in some contract signings in our North American markets, and uncertain economic conditions and constrained public sector spending in our international markets. Software revenue in the prior year quarter also included $13 million from two significant software contracts. EBIT decreased 54% to $5 million in the quarter compared to the prior year quarter primarily due to the decline in revenue and continued investment in product development.

Management Services
Revenue for the Management Services segment decreased 2% to $225 million and EBIT decreased 6% to $13 million in the quarter compared to the prior year quarter. The decrease in revenue and EBIT was primarily due to continued pricing pressure on new business and contract renewals and the loss of some customer contracts.

Mail Services
Revenue for the Mail Services segment increased 4% to $119 million in the quarter primarily due to revenue from our ecommerce cross-border package delivery solution initiated in the fourth quarter of 2012.
EBIT for the quarter decreased 43% to $19 million compared to the prior year quarter. Prior year EBIT included a $7 million benefit from fire-related insurance recoveries. The underlying decrease in EBIT was primarily due to investments and costs related to the startup phase of our new ecommerce offering.

Marketing Services
Revenue for the Marketing Services segment decreased 16% to $25 million and EBIT decreased 59% to $2 million in the quarter compared to the prior year quarter. The decrease in revenue and EBIT was due to lower marketing fees related to certain marketing category contract renewals and fewer household moves. We expect that similar revenue and EBIT trends will continue throughout the year.

LIQUIDITY AND CAPITAL RESOURCES
We believe that cash generated from operations, existing cash and investments, borrowing capacity under our commercial paper program and our credit line facility are currently sufficient to support our cash needs, including items like business operations, debt repayments and customer deposits as well as discretionary uses such as capital investments, dividends and share repurchases. Cash and cash equivalents and short-term investments were $947 million at March 31, 2013 and $950 million at December 31, 2012.
We have had the ability to supplement short-term liquidity through our consistent and uninterrupted access to the commercial paper market to date. We have an effective shelf registration statement and the ability to fund the long-term needs of our business through broad and efficient access to capital markets, cash flow, proceeds from divestitures and a credit line facility.
Within the last 12 months, the rating agencies reduced our credit ratings. There can be no assurances that one or more of the rating agencies will not take additional adverse actions in the future.
We continuously review our liquidity profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash Flow Summary
Net cash provided by operating activities for the three months ended March 31, 2013 was $132 million compared to $71 million for the three months ended March 31, 2012. Cash flow from operations in the current year benefited from higher accounts receivable and finance receivable collections of $49 million, a special contribution of $95 million to our pension plans in 2012, lower restructuring payments of $10 million and proceeds of $5 million from the unwinding of interest rate swaps. These benefits were partially offset by lower net income, including the net loss of $25 million in connection with the Tender Offer, and higher payments of accounts payable and accrued liabilities.
Net cash used in investing activities for the three months ended March 31, 2013 was $65 million, a decrease of $86 million compared to cash provided by investing activities of $21 million for the three months ended March 31, 2012. Cash flow from investing activities in 2012 benefited from proceeds of $106 million received from the sale of leveraged lease assets.
Net cash used in financing activities was $66 million for the three months ended March 31, 2013 compared to $45 million for the three months ended March 31, 2012. See Financings and Capitalization section below for details of significant cash flows from financing activities.

Financings and Capitalization
We are a Well-Known Seasoned Issuer as defined in the Securities Act, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is an important source of liquidity for us and a committed credit facility of $1.0 billion to support our commercial paper issuances. The credit facility expires in April 2016. We have not drawn upon the credit facility.
At March 31, 2013, there were no outstanding commercial paper borrowings. During the quarter, commercial paper borrowings averaged $100 million at a weighted-average interest rate of 0.41% and the maximum amount outstanding at any time was $300 million.
During the quarter, we completed a cash tender offer (the Tender Offer) for a portion of our 4.875% Notes due 2014, our 5.000% Notes due 2015, and our 4.750% Notes due 2016 (the Subject Notes). Holders who validly tendered their notes received the principal amount of the notes tendered, all accrued and unpaid interest and a premium amount. An aggregate $405 million of the Subject Notes were tendered. A net loss of $25 million, consisting of the premium payments, the write-off of unamortized costs and fees, partially offset by a gain from the unwinding of interest rate swap agreements, was recognized as Other expense (income), net on the Condensed Consolidated Statements of Income.
Also in the quarter, we issued $425 million of 30-year notes with a fixed-rate of 6.7%. Interest is payable quarterly commencing in June 2013. The notes mature in 2043, but may be redeemed, at our option, in whole or in part, at any time on or after March 7, 2018 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. The net proceeds of $412 million were used to fund the repurchase of notes under the Tender Offer.
In June 2013, we have $375 million of debt scheduled to mature and will fund this maturity with available cash.
Cash and cash equivalents held by our foreign subsidiaries were $264 million at March 31, 2013 and $219 million at December 31, 2012. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.
We paid dividends to our common stockholders in the amount of $75 million during the three months ended March 31, 2013 and 2012. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the amount and payment of a dividend. On April 29, 2013, our Board of Directors declared a cash dividend of $0.1875 per share for the second quarter of 2013. There are no material restrictions on our ability to declare dividends.
Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2012 Annual Report.

Item 3: Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to the disclosures made in the 2012 Annual Report regarding this matter.
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

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 12 to the unaudited Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in the 2012 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. At March 31, 2013, we have remaining authorization to repurchase up to $50 million of our common stock. There were no share repurchases during the quarter ended March 31, 2013.

Item 6: Exhibits

Exhibit Number	Description	Status or incorporation by reference
10(f)	Pitney Bowes Pension Restoration Plan (Amended and Restated as of March 31, 2013)	Exhibit 10(f)
10(g)	Pitney Bowes Senior Executive Severance Policy (As Amended and Restated Effective as of March 1, 2013)	Exhibit 10(g)
12	Computation of ratio of earnings to fixed charges	Exhibit 12
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Exhibit 31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	May 3, 2013

/s/ Michael Monahan

Michael Monahan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Steven J. Green

Steven J. Green
Vice President – Finance and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description	Status or incorporation by reference

10(f)	Pitney Bowes Pension Restoration Plan (Amended and Restated as of March 31, 2013)	Exhibit 10(f)
10(g)	Pitney Bowes Senior Executive Severance Policy (As Amended and Restated Effective as of March 1, 2013)	Exhibit 10(g)
12	Computation of ratio of earnings to fixed charges	Exhibit 12
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Exhibit 31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document