Form 10-Q
period 2013-06-30
PITNEY BOWES INC /DE/
filed 2013-08-01
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

As of July 23, 2013, 201,812,523 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Equipment sales	$243,644	$224,235	$458,643	$444,414
Supplies	72,337	70,522	146,624	146,887
Software	100,482	104,551	187,494	208,901
Rentals	136,775	145,497	273,154	285,886
Financing	115,929	122,948	232,691	249,696
Support services	163,178	171,254	328,664	344,772
Business services	325,862	327,350	649,207	655,447
Total revenue	1,158,207	1,166,357	2,276,477	2,336,003
Costs and expenses:
Cost of equipment sales	128,426	106,718	237,763	203,634
Cost of supplies	22,692	20,863	45,954	44,734
Cost of software	21,435	24,404	42,141	45,497
Cost of rentals	26,424	31,851	54,179	62,076
Financing interest expense	19,798	20,642	39,673	41,781
Cost of support services	104,282	112,123	212,291	227,210
Cost of business services	248,715	242,010	495,611	485,952
Selling, general and administrative	376,559	380,656	748,014	779,852
Research and development	31,501	33,811	64,836	67,884
Restructuring charges and asset impairments	19,955	(585)	19,955	(585)
Goodwill impairment	97,787	—	97,787	—
Other interest expense	31,347	30,353	62,086	59,720
Interest income	(1,302)	(2,003)	(3,050)	(3,736)
Other expense, net	—	4,372	25,121	1,138
Total costs and expenses	1,127,619	1,005,215	2,142,361	2,015,157
Income from continuing operations before income taxes	30,588	161,142	134,116	320,846
Provision for income taxes	15,160	53,113	42,899	68,211
Income from continuing operations	15,428	108,029	91,217	252,635
(Loss) income from discontinued operations, net of tax	(20,067)	(3,812)	(23,756)	14,846
Net (loss) income before attribution of noncontrolling interests	(4,639)	104,217	67,461	267,481
Less: Preferred stock dividends attributable to noncontrolling interests	4,594	4,594	9,188	9,188
Net (loss) income - Pitney Bowes Inc.	$(9,233)	$99,623	$58,273	$258,293
Amounts attributable to common stockholders:
Net income from continuing operations	$10,834	$103,435	$82,029	$243,447
(Loss) income from discontinued operations, net of tax	(20,067)	(3,812)	(23,756)	14,846
Net (loss) income - Pitney Bowes Inc.	$(9,233)	$99,623	$58,273	$258,293
Basic earnings per share attributable to common stockholders:
Continuing operations	$0.05	$0.52	$0.41	$1.22
Discontinued operations	(0.10)	(0.02)	(0.12)	0.07
Net (loss) income - Pitney Bowes Inc.	$(0.05)	$0.50	$0.29	$1.29
Diluted earnings per share attributable to common stockholders:
Continuing operations	$0.05	$0.51	$0.41	$1.21
Discontinued operations	(0.10)	(0.02)	(0.12)	0.07
Net (loss) income - Pitney Bowes Inc.	$(0.05)	$0.50	$0.29	$1.29
Dividends declared per share of common stock	$0.1875	$0.375	$0.5625	$0.750
See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net (loss) income	$(4,639)	$104,217	$67,461	$267,481
Other comprehensive income, net of tax:
Net unrealized gain on cash flow hedges, net of tax of $230, $321, $574 and $353, respectively	362	504	900	553
Net unrealized (loss) gain on investment securities, net of tax of $(3,017), $790, $(2,842) and $242, respectively	(4,719)	1,235	(4,445)	378
Amortization of pension and postretirement costs, net of tax of $4,926, $7,070, $11,266 and $13,967, respectively	9,391	10,976	20,993	22,964
Foreign currency translations	(17,554)	(53,267)	(59,758)	(19,908)
Other comprehensive (loss) income	(12,520)	(40,552)	(42,310)	3,987
Comprehensive (loss) income	(17,159)	63,665	25,151	271,468
Less: Preferred stock dividends attributable to noncontrolling interests	4,594	4,594	9,188	9,188
Total comprehensive (loss) income - Pitney Bowes Inc.	$(21,753)	$59,071	$15,963	$262,280

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$608,568	$913,276
Short-term investments	22,898	36,611
Accounts receivable (net of allowance of $15,528 and $20,219, respectively)	588,540	728,250
Finance receivables (net of allowance of $26,277 and $25,484, respectively)	1,132,518	1,188,292
Inventories	141,061	179,678
Current income taxes	30,578	51,836
Other current assets and prepayments	158,812	114,184
Assets held for sale	71,052	—
Total current assets	2,754,027	3,212,127
Property, plant and equipment, net	351,606	385,377
Rental property and equipment, net	230,759	241,192
Finance receivables (net of allowance of $9,824 and $14,610, respectively)	950,656	1,026,489
Investment in leveraged leases	33,606	34,546
Goodwill	2,012,752	2,136,138
Intangible assets, net	143,451	166,214
Non-current income taxes	93,318	94,434
Other assets	563,027	563,374
Total assets	$7,133,202	$7,859,891
LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,563,069	$1,809,226
Current income taxes	208,063	240,681
Notes payable and current portion of long-term obligations	—	375,000
Advance billings	448,129	452,130
Liabilities related to assets held for sale	67,476	—
Total current liabilities	2,286,737	2,877,037
Deferred taxes on income	44,460	69,222
Tax uncertainties and other income tax liabilities	144,260	145,881
Long-term debt	3,654,032	3,642,375
Other non-current liabilities	685,002	718,375
Total liabilities	6,814,491	7,452,890
Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	4	4
Cumulative preference stock, no par value, $2.12 convertible	613	648
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	198,938	223,847
Retained earnings	4,689,969	4,744,802
Accumulated other comprehensive loss	(723,523)	(681,213)
Treasury stock, at cost (121,534,452 and 122,453,865 shares, respectively)	(4,466,998)	(4,500,795)
Total Pitney Bowes Inc. stockholders’ equity	22,341	110,631
Total liabilities, noncontrolling interests and stockholders’ equity	$7,133,202	$7,859,891

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$67,461	$267,481
Restructuring payments	(27,255)	(47,875)
Special pension plan contributions	—	(95,000)
Tax payments related to sale of leveraged lease assets	—	(84,904)
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	97,787	—
Estimated loss on disposal of business	31,751	—
Gain on sale of leveraged lease assets, net of tax	—	(12,886)
Proceeds from settlement of derivative instruments	4,838	—
Depreciation and amortization	113,702	131,607
Stock-based compensation	7,241	8,852
Restructuring charges and asset impairments	19,955	1,074
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	67,420	60,176
(Increase) decrease in finance receivables	96,928	113,034
(Increase) decrease in inventories	29,863	(9,428)
(Increase) decrease in other current assets and prepayments	(4,810)	(13,745)
Increase (decrease) in accounts payable and accrued liabilities	(173,479)	(100,897)
Increase (decrease) in current and non-current income taxes	(89,478)	86,555
Increase (decrease) in advance billings	6,051	17,178
Increase (decrease) in other operating capital, net	31,060	18,610
Net cash provided by operating activities	279,035	339,832
Cash flows from investing activities:
Short-term and other investments	14,633	(631)
Capital expenditures	(73,441)	(88,751)
Proceeds from sale of leveraged lease assets	—	105,506
Net investment in external financing	(1,021)	(3,464)
Reserve account deposits	(26,189)	2,334
Net cash (used in) provided by investing activities	(86,018)	14,994
Cash flows from financing activities:
Proceeds from the issuance of long-term obligations, net of fees and discounts of $13,387	411,613	—
Principal payments of long-term obligations	(779,637)	(550,000)
Proceeds from the issuance of common stock under employee stock-based compensation plans	3,621	4,274
Dividends paid to stockholders	(113,106)	(150,025)
Dividends paid to noncontrolling interests	(9,188)	(9,188)
Net cash used in financing activities	(486,697)	(704,939)
Effect of exchange rate changes on cash and cash equivalents	(11,028)	(6,353)
Decrease in cash and cash equivalents	(304,708)	(356,466)
Cash and cash equivalents at beginning of period	913,276	856,238
Cash and cash equivalents at end of period	$608,568	$499,772
Cash interest paid	$95,791	$99,477
Cash income tax payments, net of refunds	$111,318	$63,998

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

1. Description of Business and Basis of Presentation
Pitney Bowes Inc. and its subsidiaries (we, us, our or the company) is a global provider of software, hardware and services that enables and integrates both physical and digital communications. We offer a full suite of equipment, supplies, software, services and solutions for managing and integrating physical and digital communication channels. We conduct our business activities in seven reporting segments within two business groups: Small & Medium Business Solutions and Enterprise Business Solutions. See Note 2 for information regarding our reportable segments.
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
In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). ASU 2013-01 requires an entity to disclose gross and net information about transactions that are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether the transactions are actually offset in the statement of financial position. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amounts impacting our disclosure were immaterial at June 30, 2013 and December 31, 2012.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires an entity to present either parenthetically on the face of the financial statements, or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The new standard is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this standard resulted in additional disclosures, but did not impact our financial condition, results of operations or cash flows.
During the fourth quarter of 2012, we determined that changes in certain investment-related working capital accounts that were classified as cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows should have been classified as cash flows from investing activities. Accordingly, the Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2012 has been revised to reflect the correct classification of cash flows, resulting in a decrease in cash provided by operating activities and a corresponding increase in cash provided by investing activities of $30 million.
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

2. Segment Information
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
Software: Includes the worldwide revenue and related expenses from the sale and support services of non-equipment-based mailing, client relationship, and communication and location intelligence software.
Management Services: Includes primarily the U.S. and Canadian revenue and related expenses from facilities management services; secure mail services; reprographic, document management services; print outsourcing services; and litigation support and eDiscovery services.
Mail Services: Includes worldwide revenue and related expenses from presort mail services and cross-border ecommerce solutions.
Marketing Services: Includes revenue and related expenses from direct marketing services for targeted clients.
Segment earnings before interest and taxes (EBIT), a non-GAAP measure, is determined by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and impairment charges, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management presents segment EBIT because it believes segment EBIT provides investors with an analysis of the company's operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our condensed consolidated results of operations.
Prior period segment information in the tables below have been revised to reflect the International Management Services (PBMSi) business and International Mailing Services (IMS) operations as discontinued operations (see Note 4).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Revenue and EBIT by business segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
North America Mailing	$432,889	$453,484	$863,264	$914,789
International Mailing	164,556	165,480	332,011	333,494
Small & Medium Business Solutions	597,445	618,964	1,195,275	1,248,283
Production Mail	144,986	123,067	263,788	238,083
Software	92,242	99,874	172,963	200,201
Management Services	174,708	180,562	351,278	360,702
Mail Services	119,058	108,045	237,913	222,681
Marketing Services	29,768	35,845	55,260	66,053
Enterprise Business Solutions	560,762	547,393	1,081,202	1,087,720
Total revenue	$1,158,207	$1,166,357	$2,276,477	$2,336,003

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
EBIT:
North America Mailing	$166,363	$167,870	$320,868	$346,041
International Mailing	19,285	21,758	37,034	41,755
Small & Medium Business Solutions	185,648	189,628	357,902	387,796
Production Mail	13,617	5,594	16,672	8,373
Software	15,729	8,487	20,619	19,179
Management Services	14,735	14,222	29,097	26,210
Mail Services	15,484	28,464	34,833	62,709
Marketing Services	4,181	7,503	6,167	12,320
Enterprise Business Solutions	63,746	64,270	107,388	128,791
Total EBIT	249,394	253,898	465,290	516,587
Reconciling items:
Interest, net (1)	(49,843)	(48,992)	(98,709)	(97,765)
Unallocated corporate and other expenses	(51,221)	(44,349)	(114,723)	(98,561)
Restructuring charges and asset impairments	(19,955)	585	(19,955)	585
Goodwill impairment	(97,787)	—	(97,787)	—
Income from continuing operations before income taxes	$30,588	$161,142	$134,116	$320,846
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
Finance receivables consisted of the following:

	June 30, 2013
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,494,818	$427,386	$1,922,204
Unguaranteed residual values	132,817	20,202	153,019
Unearned income	(302,533)	(97,076)	(399,609)
Allowance for credit losses	(15,604)	(7,178)	(22,782)
Net investment in sales-type lease receivables	1,309,498	343,334	1,652,832
Loan receivables
Loan receivables	395,292	48,369	443,661
Allowance for credit losses	(11,559)	(1,760)	(13,319)
Net investment in loan receivables	383,733	46,609	430,342
Net investment in finance receivables	$1,693,231	$389,943	$2,083,174

	December 31, 2012
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,581,711	$461,510	$2,043,221
Unguaranteed residual values	148,664	21,025	169,689
Unearned income	(316,030)	(104,258)	(420,288)
Allowance for credit losses	(16,979)	(8,662)	(25,641)
Net investment in sales-type lease receivables	1,397,366	369,615	1,766,981
Loan receivables
Loan receivables	414,960	47,293	462,253
Allowance for credit losses	(12,322)	(2,131)	(14,453)
Net investment in loan receivables	402,638	45,162	447,800
Net investment in finance receivables	$1,800,004	$414,777	$2,214,781
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

Activity in the allowance for credit losses for finance receivables for the six months ended June 30, 2013 and 2012 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2013	$16,979	$8,662	$12,322	$2,131	$40,094
Amounts charged to expense	3,022	784	4,625	524	8,955
Accounts written off	(4,397)	(2,268)	(5,388)	(895)	(12,948)
Balance at June 30, 2013	$15,604	$7,178	$11,559	$1,760	$36,101

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2012	$28,661	$12,039	$20,272	$2,458	$63,430
Amounts charged to expense	288	53	2,284	422	3,047
Accounts written off	(5,068)	(3,051)	(6,026)	(591)	(14,736)
Balance at June 30, 2012	$23,881	$9,041	$16,530	$2,289	$51,741

Aging of Receivables
The aging of gross finance receivables at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
< 31 days	$1,421,203	$398,398	$377,122	$46,341	$2,243,064
> 30 days and < 61 days	31,153	8,074	10,826	1,390	51,443
> 60 days and < 91 days	20,903	5,304	3,071	295	29,573
> 90 days and < 121 days	6,159	4,310	1,760	197	12,426
> 120 days	15,400	11,300	2,513	146	29,359
Total	$1,494,818	$427,386	$395,292	$48,369	$2,365,865
Past due amounts > 90 days
Still accruing interest	$6,159	$4,310	$—	$—	$10,469
Not accruing interest	15,400	11,300	4,273	343	31,316
Total	$21,559	$15,610	$4,273	$343	$41,785

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
The table below shows the North America portfolio at June 30, 2013 and December 31, 2012 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	June 30, 2013	December 31, 2012
Sales-type lease receivables
Low	$1,145,454	$1,016,413
Medium	235,243	450,432
High	59,112	43,658
Not Scored	55,009	71,208
Total	$1,494,818	$1,581,711
Loan receivables
Low	$287,172	$254,567
Medium	90,956	136,069
High	12,426	14,624
Not Scored	4,738	9,700
Total	$395,292	$414,960
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
Leveraged Leases
Our investment in leveraged lease assets at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Rental receivables	$70,585	$83,254
Unguaranteed residual values	13,371	14,177
Principal and interest on non-recourse loans	(44,033)	(55,092)
Unearned income	(6,317)	(7,793)
Investment in leveraged leases	33,606	34,546
Less: deferred taxes related to leveraged leases	(16,754)	(19,372)
Net investment in leveraged leases	$16,852	$15,174

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

4. Discontinued Operations and Assets Held for Sale
During the quarter, we entered into two separate agreements to sell PBMSi. The assets and liabilities of PBMSi met held-for-sale classification and all historical amounts are presented as discontinued operations for all periods presented in the Condensed Consolidated Statements of Income. We closed on one of the agreements on July 5, 2013 and expect to close on the second agreement by the end of the third quarter. Total proceeds from these sales will not be material.
In connection with the disposal of PBMSi, amounts in the table below for the three and six months ended June 30, 2013 include an impairment charge of $15 million to write-off the total carrying value of long-lived assets, a goodwill impairment charge of $2 million to write-off the total carrying value of goodwill and an estimated loss on disposal of $15 million. The inputs used to determine the fair value of the long-lived assets and goodwill were classified as Level 3 in the fair value hierarchy.
During the fourth quarter of 2012, we made a strategic decision to exit our IMS operations related to the international delivery of mail and catalogs. All historical amounts related to IMS are presented as discontinued operations in the Condensed Consolidated Statements of Income. As of June 30, 2013, we have sold all of our IMS operations. Total proceeds from these sales were not material.
Discontinued operations also include our Capital Services business that was sold in 2006. For the six months ended June 30, 2012, we recognized $19 million of tax benefits arising from the resolution of tax examinations.
The following table shows selected financial information included in discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$47,727	$79,460	$116,481	$165,470
Pretax loss	$(35,948)	$(4,653)	$(39,367)	$(5,667)

Net loss	$(17,731)	$(3,812)	$(20,414)	$(4,486)
Loss on sale of IMS, net of tax	(2,336)	—	(3,342)	—
Capital Services	—	—	—	19,332
(Loss) income from discontinued operations, net of tax	$(20,067)	$(3,812)	$(23,756)	$14,846

The assets and liabilities held for sale at June 30, 2013 consist of the following:

Accounts receivables	$58,382
Inventories	2,988
Other current assets and prepayments	8,606
Total current assets	69,976
Property, plant and equipment, net	598
Other assets	478
Assets held for sale	$71,052

Accounts payable and accrued liabilities	$52,573
Advance billings	955
Total current liabilities	53,528
Other non current liabilities	13,948
Liabilities related to assets held for sale	$67,476

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
The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2013 and December 31, 2012. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy.

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$209,007	$34,398	$—	$243,405
Equity securities	—	25,682	—	25,682
Commingled fixed income securities	—	27,487	—	27,487
Debt securities - U.S. and foreign governments, agencies and municipalities	112,060	22,758	—	134,818
Debt securities - corporate	—	40,849	—	40,849
Mortgage-backed / asset-backed securities	—	179,097	—	179,097
Derivatives
Interest rate swaps	—	3,230	—	3,230
Foreign exchange contracts	—	6,547	—	6,547
Total assets	$321,067	$340,048	$—	$661,115
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(3,306)	$—	$(3,306)
Total liabilities	$—	$(3,306)	$—	$(3,306)

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
Available-for-sale securities at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds / commercial paper	$26,616	$—	$(6)	$26,610
Debt securities - U.S. and foreign governments, agencies and municipalities	116,570	2,045	(3,773)	114,842
Debt securities - corporate	39,793	1,505	(449)	40,849
Mortgage-backed / asset-backed securities	179,016	2,163	(2,082)	179,097
Total	$361,995	$5,713	$(6,310)	$361,398

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds / commercial paper	$44,611	$53	$—	$44,664
Debt securities - U.S. and foreign governments, agencies and municipalities	127,807	3,972	(56)	131,723
Debt securities - corporate	41,095	2,851	(20)	43,926
Mortgage-backed / asset-backed securities	162,180	3,340	(3,145)	162,375
Total	$375,693	$10,216	$(3,221)	$382,688

Scheduled maturities of investment securities at June 30, 2013 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$54,032	$54,085
After 1 year through 5 years	38,948	40,028
After 5 years through 10 years	83,026	81,492
After 10 years	185,989	185,793
Total	$361,995	$361,398
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

The fair value of our derivative instruments at June 30, 2013 and December 31, 2012 was as follows:

Designation of Derivatives	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$455	$78
	Other assets:
	Interest rate swaps	3,230	10,117
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(238)	(320)
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	6,092	2,504
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(3,068)	(854)

	Total derivative assets	$9,777	$12,699
	Total derivative liabilities	(3,306)	(1,174)
	Total net derivative assets	$6,471	$11,525

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in earnings. The following represents the results of fair value hedging relationships for the three and six months ended June 30, 2013 and 2012:

		Three Months Ended June 30,
		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings
Derivative Instrument	Location of Gain (Loss)	2013	2012	2013	2012
Interest rate swaps	Interest expense	$774	$3,446	$(2,742)	$(10,059)

		Six Months Ended June 30,
		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings
Derivative Instrument	Location of Gain (Loss)	2013	2012	2013	2012
Interest rate swaps	Interest expense	$2,768	$6,773	$(8,227)	$(20,168)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At June 30, 2013 and December 31, 2012, we had outstanding contracts associated with these

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

anticipated transactions with a notional amount of $30 million and $25 million, respectively. The value of these contracts at June 30, 2013 and December 31, 2012 was less than $1 million.
The amounts included in AOCI at June 30, 2013 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.
The following represents the results of cash flow hedging relationships for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2013	2012		2013	2012
Foreign exchange contracts	$170	$(150)	Revenue	$(371)	$473
			Cost of sales	286	(7)
				$(85)	$466

	Six Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2013	2012		2013	2012
Foreign exchange contracts	$800	$(809)	Revenue	$(753)	$774
			Cost of sales	412	(73)
				$(341)	$701
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. Outstanding foreign exchange contracts to buy or sell various currencies had a net asset value of $3 million at June 30, 2013 and $2 million at December 31, 2012. All outstanding contracts at June 30, 2013 mature by the end of the year.
The following represents the results of our non-designated derivative instruments for the three and six months ended June 30, 2013 and 2012:

		Three Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2013	2012
Foreign exchange contracts	Selling, general and administrative expense	$(1,644)	$1,157

		Six Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2013	2012
Foreign exchange contracts	Selling, general and administrative expense	$(5,995)	$(3,067)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At June 30, 2013, we were not required to post any collateral. The maximum amount of collateral that we would have been required to post at June 30, 2013, had the credit-risk-related contingent features been triggered, was less than $1 million.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The fair value of our debt is estimated based on recently executed transactions and market price quotations.  We classify our debt as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
Carrying value	$3,654,032	$4,017,375
Fair value	$3,826,593	$4,200,970

6. Restructuring Charges and Asset Impairments
In order to enhance our responsiveness to changing market conditions, further streamline our business operations, reduce our cost structure and create long-term flexibility to invest in growth, we have identified certain actions that we believe will provide both process and operational improvements. We anticipate that these actions will result in restructuring charges in the range of $75 to $125 million and will be recognized as specific initiatives are approved and implemented.
During the quarter, we began implementing certain actions, consisting primarily of workforce reductions, and recorded restructuring charges of $23 million in connection with the above actions. Restructuring charges for the period also include the reversal of $3 million for changes in reserves under prior restructuring programs.
Activity in our restructuring reserves for the six months ended June 30, 2013 was as follows:

	Severance and benefits costs	Pension and Retiree Medical	Other exit costs	Total
Balance at January 1, 2013	$62,540	$—	$5,218	$67,758
Expenses, net	17,672	1,964	319	19,955
Cash payments	(25,155)	—	(2,100)	(27,255)
Non-cash charges	—	(1,964)	—	(1,964)
Balance at June 30, 2013	$55,057	$—	$3,437	$58,494

The majority of the remaining restructuring payments are expected to be paid through 2014; however, due to certain international labor laws and long-term lease agreements, some payments will extend beyond 2014. We expect that cash flows from operations will be sufficient to fund these payments.

7. Inventories
Inventories consisted of the following:

	June 30, 2013	December 31, 2012
Raw materials and work in process	$53,187	$66,221
Supplies and service parts	65,478	72,551
Finished products	50,583	68,335
Inventory at FIFO cost	169,248	207,107
Excess of FIFO cost over LIFO cost	(28,187)	(27,429)
Total inventory, net	$141,061	$179,678

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

8. Intangible Assets and Goodwill
Intangible assets
Intangible assets consisted of the following:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$403,542	$(281,707)	$121,835	$407,901	$(269,100)	$138,801
Supplier relationships	29,000	(23,563)	5,437	29,000	(22,113)	6,887
Software & technology	167,598	(153,294)	14,304	169,632	(151,628)	18,004
Trademarks & trade names	34,582	(32,748)	1,834	35,078	(32,615)	2,463
Non-compete agreements	7,288	(7,247)	41	7,471	(7,412)	59
Total intangible assets	$642,010	$(498,559)	$143,451	$649,082	$(482,868)	$166,214

Amortization expense for intangible assets was $9 million and $11 million for the three months ended June 30, 2013 and 2012, respectively, and $19 million and $23 million for the six months ended June 30, 2013 and 2012, respectively. The future amortization expense for intangible assets as of June 30, 2013 was as follows:

Remaining for year ended December 31, 2013	$19,035
Year ended December 31, 2014	36,142
Year ended December 31, 2015	32,376
Year ended December 31, 2016	24,061
Year ended December 31, 2017	11,359
Thereafter	20,478
Total	$143,451
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, future acquisitions and accelerated amortization.
Goodwill
As a result of lower than expected first half operating performance due to the loss of certain customer contracts, pricing pressure on contract renewals and a longer than originally anticipated sales cycle for some of our new growth areas in our North America Management Services operations (PBMS NA), future cash flows were estimated to be lower than originally projected. Given these factors, management determined that it was more likely than not that the fair value of the PBMS NA reporting unit was below its respective book value and, accordingly, it was necessary to perform an interim goodwill impairment test as of June 30, 2013.

The fair value of PBMS NA was determined based on a combination of techniques, including external valuation data, the present value of future cash flows and applicable multiples of competitors. Based on our review, the implied fair value of the goodwill was determined to be $300 million compared to its carrying value of $398 million, resulting in a charge of $98 million. The inputs used to determine the fair value of PBMS NA were classified as Level 3 in the fair value hierarchy.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The changes in the carrying amount of goodwill, by reporting segment, for the six months ended June 30, 2013 were as follows:

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2012	Impairment (2)	Other (1)	June 30, 2013
North America Mailing	$355,874	$—	$355,874	$—	$(2,980)	$352,894
International Mailing	183,908	—	183,908	—	(6,271)	177,637
Small & Medium Business Solutions	539,782	—	539,782	—	(9,251)	530,531
Production Mail	131,866	—	131,866	—	(3,247)	128,619
Software	671,218	—	671,218	—	(9,168)	662,050
Management Services	488,399	(84,500)	403,899	(100,253)	(1,467)	302,179
Mail Services	259,105	(63,965)	195,140	—	—	195,140
Marketing Services	194,233	—	194,233	—	—	194,233
Enterprise Business Solutions	1,744,821	(148,465)	1,596,356	(100,253)	(13,882)	1,482,221
Total	$2,284,603	$(148,465)	$2,136,138	$(100,253)	$(23,133)	$2,012,752

(1)	Primarily foreign currency translation adjustments.

(2)	Amount includes $2 million impairment charge for PBMSi included in discontinued operations (see Note 4).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

9. Debt
Debt consisted of the following:

		June 30, 2013	December 31, 2012
Term loans		$230,000	$230,000
3.875%	notes due 2013	—	375,000
4.875%	notes due 2014 (1), (2)	299,570	450,000
5.0%	notes due 2015 (1)	274,879	400,000
4.75%	notes due 2016 (1)	370,914	500,000
5.75%	notes due 2017	500,000	500,000
5.60%	notes due 2018	250,000	250,000
4.75%	notes due 2018	350,000	350,000
6.25%	notes due 2019	300,000	300,000
5.25%	notes due 2022	110,000	110,000
5.25%	notes due 2037	500,000	500,000
6.70%	notes due 2043 (3)	425,000	—
Other (4)		43,669	52,375
Total debt		3,654,032	4,017,375
Current portion		—	375,000
Long-term debt		$3,654,032	$3,642,375

(1)
During the first quarter, we completed a cash tender offer (the Tender Offer) for a portion of our 4.875% Notes due 2014, our 5.0% Notes due 2015, and our 4.75% Notes due 2016 (the Subject Notes). Holders who validly tendered their notes received the principal amount of the notes tendered, all accrued and unpaid interest and a premium amount. An aggregate $405 million of the Subject Notes were tendered. A net loss of $25 million, consisting of the payment of the call premium and transaction fees and the write-off of unamortized costs, partially offset by a gain from the unwinding of interest rate swap agreements, was recognized as Other expense, net on the Condensed Consolidated Statements of Income.

(2)
Prior to the Tender Offer, we had interest rate swap agreements with an aggregate notional value of $450 million that effectively converted the fixed rate interest payments on these notes into variable interest rates. As a result of the Tender Offer, we unwound $225 million of these swap agreements.

(3)
During the first quarter, we issued $425 million of 6.7% fixed rate 30-year notes. Interest is payable quarterly. The notes mature in 2043, but may be redeemed, at our option, in whole or in part, at any time on or after March 7, 2018 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. The net proceeds from the notes were used to fund the Tender Offer.

(4)	Other consists of the unamortized net proceeds received from unwinding of interest rate swaps, the mark-to-market adjustment of interest rate swaps and debt discounts and premiums.

In June 2013, the $375 million 3.875% notes matured and were redeemed with cash.
At June 30, 2013, there were no outstanding commercial paper borrowings. During the quarter, commercial paper borrowings averaged $75 million at a weighted-average interest rate of 0.46% and the maximum amount outstanding at any time was $100 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

10. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary, has 300,000 shares, or $300 million, of outstanding perpetual voting preferred stock (the Preferred Stock) held by certain institutional investors. The holders of the Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the company. The Preferred Stock is entitled to cumulative dividends at a rate of 6.125% through 2016 after which it becomes callable and, if it remains outstanding, will yield a dividend that increases by 50% every six months thereafter. No dividends were in arrears at June 30, 2013 or December 31, 2012. There was no change in the carrying value of noncontrolling interests during the period ended June 30, 2013 or the year ended December 31, 2012.

11. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2013 and 2012 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2013	$4	$648	$323,338	$223,847	$4,744,802	$(681,213)	$(4,500,795)	$110,631
Net income	—	—	—	—	58,273	—	—	58,273
Other comprehensive income	—	—	—	—	—	(42,310)	—	(42,310)
Cash dividends
Common ($0.5625 per share)	—	—	—	—	(113,083)	—	—	(113,083)
Preference	—	—	—	—	(23)	—	—	(23)
Issuances of common stock	—	—	—	(31,532)	—	—	33,144	1,612
Conversions to common stock	—	(35)	—	(618)	—	—	653	—
Stock-based compensation expense	—	—	—	7,241	—	—	—	7,241
Balance at June 30, 2013	$4	$613	$323,338	$198,938	$4,689,969	$(723,523)	$(4,466,998)	$22,341

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2012	$4	$659	$323,338	$240,584	$4,600,217	$(661,645)	$(4,542,143)	$(38,986)
Net income	—	—	—	—	258,293	—	—	258,293
Other comprehensive income	—	—	—	—	—	3,987	—	3,987
Cash dividends
Common ($0.75 per share)	—	—	—	—	(149,999)	—	—	(149,999)
Preference	—	—	—	—	(26)	—	—	(26)
Issuances of common stock	—	—	—	(22,176)	—	—	21,321	(855)
Conversions to common stock	—	(6)	—	(124)	—	—	130	—
Stock-based compensation expense	—	—	—	8,852	—	—	—	8,852
Balance at June 30, 2012	$4	$653	$323,338	$227,136	$4,708,485	$(657,658)	$(4,520,692)	$81,266

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

12. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012 was as follows:

	Amount Reclassified from AOCI (a)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gains (losses) on cash flow hedges
Revenue	$(371)	$473	$(753)	$774
Cost of sales	286	(7)	412	(73)
Interest expense	(507)	(507)	(1,014)	(1,014)
Total before tax	(592)	(41)	(1,355)	(313)
Tax benefit	231	17	528	122
Net of tax	$(361)	$(24)	$(827)	$(191)

Unrealized gains (losses) on available for sale securities
Interest income	$10	$(117)	$(2,602)	$(476)
Tax benefit	(3)	43	963	176
Net of tax	$7	$(74)	$(1,639)	$(300)

Defined Benefit Pension Plans and Nonpension Postretirement Benefit Plans (b)
Transition credit	$2	$2	$4	$4
Prior service (costs) credit	(163)	299	(361)	589
Actuarial losses	(14,156)	(18,347)	(31,902)	(37,524)
Total before tax	(14,317)	(18,046)	(32,259)	(36,931)
Tax benefit	4,926	7,070	11,266	13,967
Net of tax	$(9,391)	$(10,976)	$(20,993)	$(22,964)
(a)     Amounts in parentheses indicate debits (reductions) to income.

(b)	These items are included in the computation of net periodic costs of defined benefit pension plans and nonpension postretirement benefit plans (see Note 15 for additional details).

Changes in accumulated other comprehensive income (AOCI) for the six months ended June 30, 2013 and 2012 were as follows:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available for sale securities	Defined benefit pension plans and nonpension postretirement benefit plans	Foreign currency items	Total
Balance at January 1, 2013	$(7,777)	$4,513	$(759,199)	$81,250	$(681,213)
Other comprehensive income (loss) before reclassifications (a)	73	(6,084)	—	(62,317)	(68,328)
Amounts reclassified from accumulated other comprehensive income (a), (b), (c)	827	1,639	20,993	2,559	26,018
Net current period other comprehensive income	900	(4,445)	20,993	(59,758)	(42,310)
Balance at June 30, 2013	$(6,877)	$68	$(738,206)	$21,492	$(723,523)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available for sale securities	Defined benefit pension plans and nonpension postretirement benefit plans	Foreign currency items	Total
Balance at January 1, 2012	$(8,438)	$4,387	$(741,546)	$83,952	$(661,645)
Other comprehensive income (loss) before reclassifications (a)	362	78	—	(19,908)	(19,468)
Amounts reclassified from accumulated other comprehensive income (a), (b)	191	300	22,964	—	23,455
Net current period other comprehensive income	553	378	22,964	(19,908)	3,987
Balance at June 30, 2012	$(7,885)	$4,765	$(718,582)	$64,044	$(657,658)
(a)     Amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b)     See table above for additional details of these reclassifications.

(c)
Foreign currency item amount represents the recognition of deferred translation upon the sale of the U.K. IMS business. Amount was reclassified from accumulated other comprehensive loss and recorded as discontinued operations in the Condensed Consolidated Statements of Income.

13. Income Taxes
The effective tax rate for the three months ended June 30, 2013 and 2012 was 49.6% and 33.0%, respectively. The effective tax rate for the six months ended June 30, 2013 and 2012 was 32.0% and 21.3%, respectively. The effective tax rate for the three and six months ended June 30, 2013 includes tax benefits of $7 million related to one-time tax planning initiatives and $4 million from the adjustment of non-U.S. tax accounts from prior periods offset by the reduced tax benefits associated with the goodwill impairment charge. The effective tax rate for the 2013 year-to-date period also includes a benefit of $4 million from the retroactive effect of 2013 U.S. tax legislation. The effective tax rate for the six months ended June 30, 2012 includes tax benefits of $17 million from the sale of non-U.S. leveraged lease assets and $22 million from the resolution of tax examinations.
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the U.S., other countries and local jurisdictions in which we have operations. We expect the examination of our 2009 through 2011 tax returns by the Internal Revenue Service (IRS) to be completed within the next 12 months. We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we do business and account for the related financial statement implications. We believe we have established tax reserves that are appropriate given the possibility of tax adjustments. However, determining the appropriate level of tax reserves requires judgment regarding the uncertain application of tax law and the possibility of tax adjustments. Future changes in tax reserve requirements could have a material impact, positive or negative, on our results of operations, financial position and cash flows. It is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to twenty percent of our unrecognized tax benefits.
On August 27, 2012, the United States Court of Appeals for the Third Circuit overturned a prior Tax Court decision and ruled in favor of the IRS and adverse to the Historic Boardwalk Hall LLC, a partnership in which we had made an investment in the year 2000. During the quarter, the U.S. Supreme Court decided not to hear the partnership's appeal of the Third Circuit decision, and the case has since been sent back to the Tax Court for additional proceedings. Based on our entitlement to indemnification under the partnership agreement, we do not expect this matter to have a material effect on our results of operations. However, the potential for a difference in the timing of payments which may be due to taxing authorities and the timing of receipts due to us under the partnership agreement may cause fluctuations in our cash flows in future periods.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

15. Pensions and Other Benefit Programs
Defined Benefit Pension Plans
The components of net periodic benefit cost for defined benefit pension plans were as follows:

	Three Months Ended June 30,
	United States		Foreign
	2013	2012	2013	2012
Service cost	$3,494	$4,515	$2,139	$2,013
Interest cost	18,534	19,917	11,627	6,934
Expected return on plan assets	(27,041)	(30,194)	(13,886)	(8,041)
Amortization of transition credit	—	—	(2)	(2)
Amortization of prior service cost	94	197	28	27
Amortization of net actuarial loss	7,507	13,165	4,290	3,492
Settlement	1,416	—	—	250
Special termination benefits	548	—	—	—
Net periodic benefit cost	$4,552	$7,600	$4,196	$4,673

	Six Months Ended June 30,
	United States		Foreign
	2013	2012	2013	2012
Service cost	$7,293	$9,469	$4,312	$4,031
Interest cost	36,905	40,520	23,376	13,857
Expected return on plan assets	(54,127)	(60,812)	(27,921)	(16,064)
Amortization of transition credit	—	—	(4)	(4)
Amortization of prior service cost	223	402	56	55
Amortization of net actuarial loss	18,544	26,479	8,638	6,988
Settlement	1,416	—	—	250
Special termination benefits	548	—	—	—
Curtailment	814	—	—	—
Net periodic benefit cost	$11,616	$16,058	$8,457	$9,113

Through June 30, 2013, we contributed $7 million to our U.S. pension plans and $7 million to our foreign pension plans.

Nonpension Postretirement Benefit Plans
The components of net periodic benefit cost for nonpension postretirement benefit plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$1,014	$868	$2,031	$1,759
Interest cost	2,510	2,714	5,024	5,789
Amortization of prior service cost (credit)	41	(523)	82	(1,046)
Amortization of net actuarial loss	2,359	1,690	4,720	4,057
Net periodic benefit cost	$5,924	$4,749	$11,857	$10,559

Contributions for benefit payments for our nonpension postretirement benefit plans were $8 million for each of the three months ended June 30, 2013 and 2012, respectively, and $16 million and $14 million for the six months ended June 30, 2013 and 2012, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

16. Earnings per Share
The calculations of basic and diluted earnings per share are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Amounts attributable to common stockholders:
Net income from continuing operations	$10,834	$103,435	$82,029	$243,447
(Loss) income from discontinued operations	(20,067)	(3,812)	(23,756)	14,846
Net (loss) income - Pitney Bowes Inc. (numerator for diluted EPS)	(9,233)	99,623	58,273	258,293
Less: Preference stock dividend	(13)	(13)	(23)	(26)
(Loss) income attributable to common stockholders (numerator for basic EPS)	$(9,246)	$99,610	$58,250	$258,267
Denominator (in thousands):
Weighted-average shares used in basic EPS	201,567	200,252	201,342	200,091
Effect of dilutive shares:
Preferred stock	2	2	2	2
Preference stock	387	398	390	399
Stock plans	847	459	646	407
Weighted-average shares used in diluted EPS	202,803	201,111	202,380	200,899
Basic earnings per share:
Continuing operations	$0.05	$0.52	$0.41	$1.22
Discontinued operations	(0.10)	(0.02)	(0.12)	0.07
Net (loss) income	$(0.05)	$0.50	$0.29	$1.29
Diluted earnings per share:
Continuing operations	$0.05	$0.51	$0.41	$1.21
Discontinued operations	(0.10)	(0.02)	(0.12)	0.07
Net (loss) income	$(0.05)	$0.50	$0.29	$1.29

Anti-dilutive shares not used in calculating diluted weighted-average shares (in thousands):	12,673	13,737	12,881	14,517

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

17. Subsequent Event
On July 30, 2013, we entered into a Stock and Asset Purchase Agreement (Purchase Agreement) to sell PBMS NA to an affiliate of Apollo Global Management, LLC for $400 million in cash consideration, subject to post-closing purchase price adjustments, as defined in the Purchase Agreement. We estimate that we will incur approximately $8 million of transaction fees and expenses related to this transaction. Completion of the sales transaction is subject to customary closing conditions, and is expected to close in the fourth quarter.

The sale of this business is part of our current transformation strategy to improve the growth profile and profitability of our company. Together with the International Management Services operations that were sold, or are in the process of being sold (see Note 4), our worldwide Management Services operations contributed $921 million, or 19%, of our reported consolidated revenue and $37 million, or 8%, of our reported consolidated net income for the year ended December 31, 2012.

In the third quarter, the results of PBMS NA will be reported as a discontinued operation, and we expect to incur a charge in the range of $80 to $100 million, or $0.40 to $0.50 per share, primarily resulting from a tax gain attributable to the difference between the company's book and tax basis in this business. This estimated charge is subject to post-closing purchase price adjustments, as defined in the Purchase Agreement.

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
Overview
For the second quarter of 2013, revenue decreased 1% to $1,158 million compared to $1,166 million in the second quarter of 2012. Equipment sales and supplies revenue increased 9% and 3%, respectively, primarily due to the the installation of large production print and inserting equipment in North America during the quarter. Offsetting these increases was a 4% decline in software revenue due to fewer large dollar value licensing deals and continued weakness in our international markets, in part, due to constrained public sector spending; a 6% decline in rental revenue due to fewer installed meters worldwide; a 6% decline in financing revenue due to the impact of lower equipment sales in prior periods; and a 5% decline in support services revenue due to lower new equipment placements. Foreign currency translation had a less than 1% unfavorable impact on revenue in the quarter.

Net income from continuing operations attributable to common stockholders decreased to $11 million, or $0.05 per diluted share in the second quarter of 2013 compared to $103 million or $0.51 per diluted share in the second quarter of 2012, primarily due to a pretax goodwill impairment charge of $0.40 per diluted share and restructuring charges of $0.07 per diluted share. See "Restructuring charges" and "Goodwill impairment" in the Results of Operations section of this MD&A for further details of these charges.

As part of our current transformation strategy to improve the growth profile and profitability of our company, during the quarter, we entered into two separate agreements to sell our International Management Services operations (PBMSi). The assets and liabilities of

PBMSi met held-for-sale classification and all amounts are presented as discontinued operations for all periods presented in the Condensed Consolidated Statements of Income. The operating results of PBMSi were previously included in our Management Services segment. We closed on one of the agreements on July 5, 2013 and expect to close on the second agreement by the end of the third quarter. Total proceeds from these sales will not be material.

Additionally, on July 30, 2013, we entered into a definitive agreement to sell our North America Management Services operations (PBMS NA) to an affiliate of Apollo Global Management, LLC for $400 million in cash consideration, subject to post-closing purchase price adjustments. We estimate that we will incur approximately $8 million of transaction fees and expenses related to this transaction. Completion of the sales transaction is subject to customary closing conditions, and is expected to close in the fourth quarter. Proceeds from the sale will be used primarily to reduce debt.

While our worldwide Management Services business (PBMSi and PBMS NA, collectively PBMS) contributed a significant amount of revenue, its contribution to our profitability was not as significant. For the year ended December 31, 2012, PBMS contributed $921 million, or 19%, of our reported consolidated revenue, but only $37 million, or 8%, of our reported consolidated net income. Total assets of PBMS at December 31, 2012 were $701 million.

In the third quarter, the results of PBMS NA will be reported as a discontinued operation, and we expect to incur a charge in the range of $80 to $100 million, or $0.40 to $0.50 per share, primarily resulting from a tax gain attributable to the difference between the company's book and tax basis in this business. This estimated charge is subject to post-closing purchase price adjustments, as defined in the Purchase Agreement.

Outlook
Worldwide economic weakness continues to create a challenging business environment causing many of our customers to remain cautious about spending and, therefore, impacting the performance of our business segments. Small and Medium Business Solutions (SMB) revenues continue to be challenged by the decline in physical mail volumes as alternative means of communications evolve and gain further acceptance. However, historical trends for equipment sales and recurring revenue streams are beginning to show some improvement, and we expect this improvement to continue during the second half of the year, due in part to global sales of our Connect+TM communications systems and SendSuite LiveTM shipping solutions.

We anticipate revenue growth in certain of our Enterprise Business Solutions segments from continued expansion in our Mail Services presort operations, new ecommerce initiatives and market acceptance for our new solutions that help customers grow their business by more effectively managing their physical and digital communications with their customers. We will continue to fund investments to build capacity and infrastructure to support our ecommerce products and solutions. We are also committed to improving the performance of our Software business and expect revenue and profitability improvements as a result of our recently appointed new leadership, a re-alignment of our sales force and initiatives focused on improving the cost structure.

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

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

Revenue
	Three Months Ended June 30,			Six Months Ended June 30,
($ amounts in 000s)	2013	2012	% change	2013	2012	% change
Equipment sales	$243,644	$224,235	9%	$458,643	$444,414	3%
Supplies	72,337	70,522	3%	146,624	146,887	—%
Software	100,482	104,551	(4)%	187,494	208,901	(10)%
Rentals	136,775	145,497	(6)%	273,154	285,886	(4)%
Financing	115,929	122,948	(6)%	232,691	249,696	(7)%
Support services	163,178	171,254	(5)%	328,664	344,772	(5)%
Business services	325,862	327,350	—%	649,207	655,447	(1)%
Total revenue	$1,158,207	$1,166,357	(1)%	$2,276,477	$2,336,003	(3)%

Cost of revenue
	Three Months Ended June 30,				Six Months Ended June 30,
			Percentage of Revenue				Percentage of Revenue
($ amounts in 000s)	2013	2012	2013	2012	2013	2012	2013	2012
Cost of equipment sales	$128,426	$106,718	52.7%	47.6%	$237,763	$203,634	51.8%	45.8%
Cost of supplies	22,692	20,863	31.4%	29.6%	45,954	44,734	31.3%	30.5%
Cost of software	21,435	24,404	21.3%	23.3%	42,141	45,497	22.5%	21.8%
Cost of rentals	26,424	31,851	19.3%	21.9%	54,179	62,076	19.8%	21.7%
Financing interest expense	19,798	20,642	17.1%	16.8%	39,673	41,781	17.0%	16.7%
Cost of support services	104,282	112,123	63.9%	65.5%	212,291	227,210	64.6%	65.9%
Cost of business services	248,715	242,010	76.3%	73.9%	495,611	485,952	76.3%	74.1%
Total cost of revenue	$571,772	$558,611	49.4%	47.9%	$1,127,612	$1,110,884	49.5%	47.6%

Equipment sales
Equipment sales revenue increased 9% to $244 million and 3% to $459 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012. The increase in equipment sales was driven primarily by the installation of large production print and inserting equipment in North America, but also benefited from increased sales of Connect+TM mailing systems in Europe. Equipment sales in our North America mailing business declined 5% in the quarter and 7% in the year-to-date period compared to the prior year periods mainly due to declining mail volumes. Equipment sales for the year-to-date period also included revenue of $3 million for scale updates resulting from a postal rate change in France. Cost of equipment sales as a percentage of revenue increased to 52.7% in the quarter and 51.8% in the year-to-date period compared to 47.6% and 45.8% in the same periods in 2012, respectively, primarily due to a higher mix of lower margin product sales.
Supplies
Supplies revenue increased 3% to $72 million and was flat at $147 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012. The increase in the quarter was mainly due to supply sales related to the installation of production print equipment in the quarter and the growing base of production print equipment installations. Year-to-date supplies revenue was flat compared to the prior year-to-date period as increased supply sales for production print equipment and Connect+TM mailing systems in Europe were offset by lower supply sales in our North America mailing business due to reduced mail volumes and fewer installed meters. Cost of supplies as a percentage of revenue increased to 31.4% in the quarter and 31.3% in the year-to-date period compared to 29.6% and 30.5% in the same periods in 2012, respectively, due to reduced margins on supplies sales.
Software
Software revenue decreased 4% to $100 million and 10% to $187 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012 primarily due to fewer large dollar licensing contracts in our North America markets, and uncertain economic conditions and constrained public sector spending in our international markets. Cost of software as a percentage of revenue improved to 21.3% in the quarter compared with 23.3% in the prior year quarter as cost reduction initiatives more than offset the impact on margin from lower revenue. For the year-to-date period, cost of software as a percentage of revenue increased to 22.5% compared to 21.8% in the prior year period primarily due to the decline in revenue.
Rentals
Rentals revenue decreased 6% to $137 million and 4% to $273 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012, primarily due to lower mail volumes and fewer meters in service. Cost of rentals as a percentage of revenue improved to 19.3% and 19.8% in the quarter and year-to-date periods, respectively, compared to 21.9% and 21.7% in the prior year periods primarily due to lower depreciation expense.
Financing
Financing revenue decreased 6% to $116 million and 7% to $233 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012, primarily due to lower equipment sales in prior periods. Financing interest expense as a percentage of revenue for the quarter and year-to-date periods increased to 17.1% and 17.0%, respectively, compared to 16.8% and 16.7% in the comparable prior year periods due to higher effective interest rates. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenue, we assume a 10:1 leveraging ratio of debt to equity and apply our overall effective interest rate to the average outstanding finance receivables.
Support Services
Support services revenue decreased 5% in both the quarter and year-to-date periods to $163 million and $329 million, respectively, compared to the same periods in 2012, primarily driven by lower new equipment placements worldwide. Cost of support services as a percentage of revenue improved to 63.9% and 64.6% in the quarter and year-to-date periods, respectively, compared to 65.5% and 65.9% in the prior year periods due to productivity initiatives in our International Mailing business.
Business Services
Business services revenue was flat for the quarter at $326 million and decreased 1% in the year-to-date period to $649 million compared to the same periods in 2012. The quarter and year-to-date periods benefited from revenue from our ecommerce solutions for cross-border package delivery and higher standard and first-class mail volumes; however, these benefits were offset by lost business and pricing pressure in our Management Services business and lower fees under certain contract renewals in our Marketing Services business. Cost of business services as a percentage of revenue was 76.3% in both the quarter and year-to-date periods compared to 73.9% and 74.1% in the same periods in 2012, respectively. The increase was primarily due to margin compression in our Management Services business and continuing investment in the growth of our ecommerce offering.

Selling, general and administrative (SG&A)
SG&A expense decreased 1% to $377 million in the quarter and 4% to $748 million in the year-to-date period compared to the same periods in 2012 driven primarily by lower salaries and benefits and other cost reduction initiatives.

Restructuring charges and asset impairments
In order to enhance our responsiveness to changing market conditions, further streamline our business operations, reduce our cost structure and create long-term flexibility to invest in growth, we have identified certain actions that we believe will provide both process and operational improvements. We anticipate that these primarily cash related actions will result in restructuring charges in the range of $75 to $125 million and will be recognized as specific initiatives are approved and implemented. We anticipate annualized pre-tax benefits of $100 to $125 million, net of investments, from these actions, and expect to reach this benefit run rate by 2015.
During the quarter, we began implementing certain actions, consisting primarily of workforce reductions, and recorded restructuring charges of $23 million in connection with the above actions. Restructuring charges for the period also include the reversal of $3 million for changes in reserves under prior restructuring programs.

Goodwill impairment
Goodwill is tested for impairment annually during the fourth quarter, or sooner when circumstances indicate an impairment may exist at the reporting unit level. The impairment test for goodwill is a two-step approach. In the first step, the fair value of each reporting unit is compared to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill is then compared to the actual carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference.
As a result of lower than expected first half operating performance due to the loss of certain customer contracts, continued pricing pressure on contract renewals and a longer than originally anticipated sales cycle for some of our new growth areas in PBMS NA, future near-term cash flows are estimated to be lower than originally projected. Accordingly, management determined that it was necessary to perform a goodwill impairment review as of June 30, 2013. The fair value of PBMS NA was determined based on a combination of techniques, including external valuation data, the present value of future cash flows and applicable multiples of competitors. The inputs used to determine the fair value of PBMS NA were classified as Level 3 in the fair value hierarchy. Based on our review, a goodwill impairment charge of $98 million was recorded.
Significant estimates and assumptions are used in determining the fair value of each reporting unit regarding discount rates, growth rates and our future long-term business plans. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit.

Other expense, net
Other expense, net for the six months ended June 30, 2013 of $25 million consists of the costs associated with the early redemption of debt during the first quarter. See Liquidity and Capital Resources - Financings and Capitalization for a detailed discussion.
Other expense, net for the three and six months ended June 30, 2012 was comprised of the following:

	(Income) / Expense
	Three months ended June 30, 2012	Six months ended June 30, 2012
Insurance proceeds	$(4)	$(11)
Loss on forward starting swap agreement	6	6
Early termination of debt, net	2	2
Pretax loss on sale of certain leverage lease assets	—	4
Other expense, net	$4	$1

Insurance proceeds were received in connection with the 2011 fire at our Dallas presort facility.
In April 2012, we entered into forward starting swap agreements to hedge interest rate risk associated with a forecasted issuance of long-term debt. Our anticipated debt issuance did not occur prior to the expiration of these swap agreements, resulting in a loss of $6 million.
In connection with the early redemption of $400 million, 4.625% notes (the 2012 Notes) in June 2012, we incurred a net loss of $2 million consisting of a $4 million make-whole payment offset by a gain of $2 million associated with the termination of interest rate swap contracts related to the 2012 Notes.
In the first quarter of 2012, we completed a sale of certain non-U.S. leveraged lease assets to the lessee for cash and incurred a pretax loss of $4 million.
Income taxes
See Note 13 to the unaudited Condensed Consolidated Financial Statements.

Discontinued operations
See Note 4 to the unaudited Condensed Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests
See Note 10 to the unaudited Condensed Consolidated Financial Statements.

Business segment results
We conduct our business activities in seven reporting segments within two business groups, Small & Medium Business Solutions and Enterprise Business Solutions. The following tables show revenue and EBIT by business segment for the three and six months ended June 30, 2013 and 2012. We determine segment EBIT, a non-GAAP measure, by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and impairment charges, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management presents segment EBIT because it believes segment EBIT provides investors with an analysis of the company's operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our condensed consolidated results of operations. Refer to Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes.
Certain amounts in the tables below have been revised to reflect our International Mailing Services (IMS) operations and PBMSi as discontinued operations. IMS was previously included in our Mail Services segment and PBMSi was previously included in our Management Services segment.

Revenue	Three Months Ended June 30,			Six Months Ended June 30,
($ amounts in 000s)	2013	2012	% change	2013	2012	% change
North America Mailing	$432,889	$453,484	(5)%	$863,264	$914,789	(6)%
International Mailing	164,556	165,480	(1)%	332,011	333,494	—%
Small & Medium Business Solutions	597,445	618,964	(3)%	1,195,275	1,248,283	(4)%
Production Mail	144,986	123,067	18%	263,788	238,083	11%
Software	92,242	99,874	(8)%	172,963	200,201	(14)%
Management Services	174,708	180,562	(3)%	351,278	360,702	(3)%
Mail Services	119,058	108,045	10%	237,913	222,681	7%
Marketing Services	29,768	35,845	(17)%	55,260	66,053	(16)%
Enterprise Business Solutions	560,762	547,393	2%	1,081,202	1,087,720	(1)%
Total	$1,158,207	$1,166,357	(1)%	$2,276,477	$2,336,003	(3)%

EBIT	Three Months Ended June 30,			Six Months Ended June 30,
($ amounts in 000s)	2013	2012	% change	2013	2012	% change
North America Mailing	$166,363	$167,870	(1)%	$320,868	$346,041	(7)%
International Mailing	19,285	21,758	(11)%	37,034	41,755	(11)%
Small & Medium Business Solutions	185,648	189,628	(2)%	357,902	387,796	(8)%
Production Mail	13,617	5,594	143%	16,672	8,373	99%
Software	15,729	8,487	85%	20,619	19,179	8%
Management Services	14,735	14,222	4%	29,097	26,210	11%
Mail Services	15,484	28,464	(46)%	34,833	62,709	(44)%
Marketing Services	4,181	7,503	(44)%	6,167	12,320	(50)%
Enterprise Business Solutions	63,746	64,270	(1)%	107,388	128,791	(17)%
Total	$249,394	$253,898	(2)%	$465,290	$516,587	(10)%
Small & Medium Business Solutions
Small & Medium Business Solutions revenue for the quarter and year-to-date periods decreased 3% and 4% to $597 million and $1,195 million, respectively, compared to the same periods in 2012. EBIT for the quarter and year-to-date periods decreased 2% and 8% to $186 million and $358 million, respectively, compared to the same periods in 2012.
North America Mailing
Revenue for the North America Mailing segment decreased 5% to $433 million and 6% to $863 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012. Compared to the prior year, equipment sales declined 5% in the quarter and 7% in the year-to-date period mainly due to declining mail volumes and continued concerns about economic conditions. Financing revenue declined 7% in the quarter and 8% in the year-to-date period due to declining equipment sales in prior periods. Rentals revenue declined 5% in the quarter and 4% in the year-to-date period primarily due to fewer meters in service and supplies revenue declined 2% in the quarter and 4% in the year-to-date period primarily due to lower mail volumes and a declining installed meter base.
EBIT decreased 1% to $166 million in the quarter compared to the prior year quarter primarily due to the decline in revenue; however, EBIT margin improved due to cost reduction initiatives. EBIT for the year-to-date period decreased 7% to $321 million compared to the prior year period primarily due to the decline in revenue.
International Mailing
Revenue for the International Mailing segment for the quarter decreased 1% to $165 million and less than 1% to $332 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012. Compared to the prior year, rental revenue declined 14% in the quarter and 9% in the year-to-date period driven primarily by lower rental revenue in France due to the effect of a change in mix from rentals to equipment sales in 2012 and lower rental revenue in the U.K. due to fewer installed meters. Offsetting this decline was higher financing revenue of 4% in the quarter and 5% in the year-to-date period due to positive equipment sales in prior periods, driven primarily by the change in mix from rentals to equipment sales in France in 2012, and higher sales in the Nordics. Equipment sales increased 3% in the quarter and 1% in the year-to-date period higher sales in the Nordics and increased sales of our Connect+TM mailing systems in Germany, partially offset by lower equipment sales in the U.K. due to the continuing uncertain economic environment. Year-to-date equipment sales also benefited from revenue for scale updates resulting from a postal rate change in France. Supplies revenue was up 2% in the quarter due to higher sales in Asia-Pacific, but flat compared to the year-to-date period.
EBIT decreased 11% in both the quarter and year-to-date periods to $19 million and $37 million, respectively, compared to the same periods in 2012 primarily due to lower margin equipment sales and costs related to facilities consolidation.

Enterprise Business Solutions
Enterprise Business Solutions revenue for the quarter increased 2% to $561 million and EBIT decreased 1% to $64 million, compared to the prior year quarter. For the year-to-date period, revenue decreased 1% to $1,081 million and EBIT decreased 17% to $107 million compared to the prior year-to-date period.
Production Mail
Revenue for the Production Mail segment increased 18% to $145 million and 11% to $264 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012, primarily due to the installation of large production print and inserting equipment in North America and licensing revenue from providing our VollyTM software solution to Australia Post.
EBIT for the quarter and year-to-date periods increased significantly to $14 million and $17 million, respectively, compared to $6 million and $8 million in the prior year quarter and year-to-date periods, respectively, due to the increase in revenue and cost-reduction and productivity improvement initiatives.

Software
Revenue for the Software segment decreased 8% to $92 million and 14% to $173 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012, primarily due to fewer large dollar licensing contracts in North America, and uncertain economic conditions and constrained public sector spending in our international markets. Software revenue in the prior year-to-date period also included $13 million from two significant software contracts.

EBIT increased 85% to $16 million in the quarter and 8% to $21 million for the year-to-date period, compared to the same periods in 2012, primarily due to cost-reduction and productivity improvement initiatives.

Management Services
Revenue for the Management Services segment decreased 3% in both the quarter and year-to-date periods to $175 million and $351 million, respectively, compared to the same periods in 2012, primarily due to lost business and continued pricing pressure on new business and contract renewals. Despite the reduction in revenue, EBIT increased 4% to $15 million in the quarter and 11% to $29 million in the year-to-date period, compared to the same periods in 2012, due to lower operating costs and productivity improvements.

Mail Services
Revenue for the Mail Services segment increased 10% to $119 million and 7% to $238 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012, primarily due to revenue from our ecommerce cross-border package delivery solution and growth in presort volumes for both Standard mail and First Class mail.

EBIT for the quarter decreased 46% to $15 million and 44% to $35 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012. The decrease in EBIT was primarily due to continuing investment in the growth of our ecommerce offering and margin compression. EBIT for the prior year quarter and year-to-date periods also included benefits from fire-related insurance recoveries of $4 million and $11 million, respectively.

Marketing Services
Revenue for the Marketing Services segment decreased 17% to $30 million and 16% to $55 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012, and EBIT decreased 44% to $4 million and 50% to $6 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012. The decrease in revenue and EBIT was due to lower marketing fees under certain contract renewals. We expect that similar revenue and EBIT trends will continue throughout the year.

LIQUIDITY AND CAPITAL RESOURCES
We believe that cash generated from operations, existing cash and investments, borrowing capacity under our commercial paper program and our credit facility are currently sufficient to support our cash needs, including business operations, debt repayments, customer deposits and discretionary uses such as capital investments, dividends and share repurchases. Cash and cash equivalents and short-term investments were $631 million at June 30, 2013 and $950 million at December 31, 2012.
We have had the ability to supplement short-term liquidity through our consistent and uninterrupted access to the commercial paper market to date. We have an effective shelf registration statement and the ability to fund the long-term needs of our business through broad and efficient access to capital markets, cash flow, proceeds from divestitures and a credit facility.
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

Cash Flow Summary
Net cash provided by operating activities for the six months ended June 30, 2013 was $279 million compared to $340 million for the six months ended June 30, 2012. The decrease in cash flow from operations is due to the cash payment of $27 million for the call premium and transaction fees in connection with the Tender Offer (see below), higher payments of accounts payable and accrued liabilities and higher income tax payments. Cash flow from operations in the current year benefited from a special contribution of $95 million to our pension plans in 2012, lower inventory purchases of $39 million, lower restructuring payments of $21 million and proceeds of $5 million from the unwinding of interest rate swaps.
Net cash used in investing activities for the six months ended June 30, 2013 was $86 million, compared to cash provided by investing activities of $15 million for the six months ended June 30, 2012. Cash flow from investing activities in 2012 included proceeds of $106 million received from the sale of leveraged lease assets.
Net cash used in financing activities for the six months ended June 30, 2013 was $487 million compared to $705 million for the six months ended June 30, 2012. See Financings and Capitalization section below for details of significant cash flows from financing activities.

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
As of June 30, 2013, there were no outstanding commercial paper borrowings. During the quarter, commercial paper borrowings averaged $75 million at a weighted-average interest rate of 0.46% and the maximum amount outstanding at any time was $100 million.
During the year, we completed a cash tender offer (the Tender Offer) for a portion of our 4.875% Notes due 2014, our 5.0% Notes due 2015, and our 4.75% Notes due 2016 (the Subject Notes). Holders who validly tendered their notes received the principal amount of the notes tendered, all accrued and unpaid interest and a premium amount. An aggregate $405 million of the Subject Notes were tendered and a net loss of $25 million was recognized, consisting of the cash payment for the call premium and transaction fees and write-off of unamortized costs, partially offset by a net gain from the unwinding of interest rate swap agreements.

In March 2013, we issued $425 million of 6.7% fixed-rate 30-year notes (net proceeds received after fees and discount were $412 million). Interest is payable quarterly. The notes mature in 2043, but may be redeemed, at our option, in whole or in part, at any time on or after March 7, 2018 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. The net proceeds were used to fund the Tender Offer.
In June 2013, the $375 million 3.875% notes matured and were redeemed with cash.
Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws. Cash and cash equivalents held by our foreign subsidiaries were $297 million at June 30, 2013 and $219 million at December 31, 2012.
We paid dividends to our common stockholders in the amount of $113 million ($0.5625 per share) for the six months ended June 30, 2013 and $150 million ($0.75 per share) for the six months ended June 30, 2012. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the amount and payment of a dividend. On July 30, 2013, our Board of Directors declared a cash dividend of $0.1875 per share, payable on September 12, 2013. There are no material restrictions on our ability to declare dividends.
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

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 14 to the unaudited Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in the 2012 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. As of June 30, 2013, we have remaining authorization to repurchase up to $50 million of our common stock. There were no share repurchases during the quarter ended June 30, 2013.

Item 6: Exhibits

Exhibit Number	Description
12	Computation of ratio of earnings to fixed charges
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	August 1, 2013

/s/ Michael Monahan

Michael Monahan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Steven J. Green

Steven J. Green
Vice President – Finance and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

12	Computation of ratio of earnings to fixed charges
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document