Form 10-Q
period 2013-09-30
PITNEY BOWES INC /DE/
filed 2013-11-08
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

As of November 1, 2013, 201,992,623 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Equipment sales	$201,830	$199,609	$634,779	$618,620
Supplies	69,696	66,878	216,254	213,665
Software	98,164	93,476	285,658	302,377
Rentals	128,225	137,149	391,590	414,922
Financing	113,955	123,999	346,646	373,695
Support services	166,785	176,769	505,226	529,615
Business services	160,131	151,909	458,061	446,654
Total revenue	938,786	949,789	2,838,214	2,899,548
Costs and expenses:
Cost of equipment sales	92,307	95,008	307,992	278,457
Cost of supplies	21,840	20,689	67,794	65,423
Cost of software	29,698	29,227	80,093	85,023
Cost of rentals	25,612	25,182	79,791	87,258
Financing interest expense	20,306	19,604	59,979	61,385
Cost of support services	103,004	107,074	315,275	334,274
Cost of business services	112,447	103,230	322,970	298,689
Selling, general and administrative	355,202	370,935	1,067,394	1,111,144
Research and development	24,769	30,226	81,351	87,810
Restructuring charges and asset impairments	34,909	—	53,940	(980)
Other interest expense	27,508	27,541	89,594	87,261
Interest income	(1,457)	(2,057)	(4,507)	(5,793)
Other expense, net	—	—	25,121	1,138
Total costs and expenses	846,145	826,659	2,546,787	2,491,089
Income from continuing operations before income taxes	92,641	123,130	291,427	408,459
Provision for income taxes	11,370	30,590	55,530	85,108
Income from continuing operations	81,271	92,540	235,897	323,351
(Loss) income from discontinued operations, net of tax	(82,204)	(11,413)	(169,369)	25,257
Net (loss) income before attribution of noncontrolling interests	(933)	81,127	66,528	348,608
Less: Preferred stock dividends attributable to noncontrolling interests	4,594	4,594	13,782	13,782
Net (loss) income - Pitney Bowes Inc.	$(5,527)	$76,533	$52,746	$334,826
Amounts attributable to common stockholders:
Net income from continuing operations	$76,677	$87,946	$222,115	$309,569
(Loss) income from discontinued operations, net of tax	(82,204)	(11,413)	(169,369)	25,257
Net (loss) income - Pitney Bowes Inc.	$(5,527)	$76,533	$52,746	$334,826
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$0.38	$0.44	$1.10	$1.55
Discontinued operations	(0.41)	(0.06)	(0.84)	0.13
Net (loss) income - Pitney Bowes Inc.	$(0.03)	$0.38	$0.26	$1.67
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$0.38	$0.44	$1.10	$1.54
Discontinued operations	(0.40)	(0.06)	(0.84)	0.13
Net (loss) income - Pitney Bowes Inc.	$(0.03)	$0.38	$0.26	$1.66
Dividends declared per share of common stock	$0.1875	$0.375	$0.75	$1.125
(1) The sum of earnings per share amounts may not equal the totals due to rounding
See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income - Pitney Bowes Inc.	$(5,527)	$76,533	$52,746	$334,826
Other comprehensive income, net of tax:
Net unrealized gain on cash flow hedges, net of tax of $41, $21, $615 and $374, respectively	62	25	962	578
Net unrealized (loss) gain on investment securities, net of tax of $(142), $377, $(2,984) and $618, respectively	(222)	589	(4,667)	967
Amortization of pension and postretirement costs, net of tax of $4,347, $6,404, $15,613 and $20,371, respectively	7,950	12,151	28,943	35,115
Foreign currency translations	19,140	19,025	(40,618)	(883)
Other comprehensive income (loss)	26,930	31,790	(15,380)	35,777
Total comprehensive income - Pitney Bowes Inc.	$21,403	$108,323	$37,366	$370,603

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$759,636	$913,276
Short-term investments	20,471	36,611
Accounts receivable (net of allowance of $15,230 and $20,219, respectively)	418,035	728,250
Finance receivables (net of allowance of $25,007 and $25,484, respectively)	1,120,068	1,188,292
Inventories	134,266	179,678
Current income taxes	28,419	51,836
Other current assets and prepayments	173,068	114,184
Assets held for sale	550,641	—
Total current assets	3,204,604	3,212,127
Property, plant and equipment, net	240,609	385,377
Rental property and equipment, net	230,098	241,192
Finance receivables (net of allowance of $11,489 and $14,610, respectively)	947,028	1,026,489
Investment in leveraged leases	34,858	34,546
Goodwill	1,729,178	2,136,138
Intangible assets, net	128,588	166,214
Non-current income taxes	96,714	94,434
Other assets	538,255	563,374
Total assets	$7,149,932	$7,859,891
LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,501,189	$1,809,226
Current income taxes	291,930	240,681
Notes payable and current portion of long-term obligations	299,570	375,000
Advance billings	418,231	452,130
Liabilities related to assets held for sale	118,177	—
Total current liabilities	2,629,097	2,877,037
Deferred taxes on income	19,192	69,222
Tax uncertainties and other income tax liabilities	157,102	145,881
Long-term debt	3,351,020	3,642,375
Other non-current liabilities	685,914	718,375
Total liabilities	6,842,325	7,452,890
Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	4	4
Cumulative preference stock, no par value, $2.12 convertible	608	648
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	201,643	223,847
Retained earnings	4,646,593	4,744,802
Accumulated other comprehensive loss	(696,593)	(681,213)
Treasury stock, at cost (121,462,568 and 122,453,865 shares, respectively)	(4,464,356)	(4,500,795)
Total Pitney Bowes Inc. stockholders’ equity	11,237	110,631
Total liabilities, noncontrolling interests and stockholders’ equity	$7,149,932	$7,859,891

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$66,528	$348,608
Restructuring payments	(41,353)	(60,746)
Special pension plan contributions	—	(95,000)
Tax payments related to sale of leveraged lease assets	—	(99,249)
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	101,415	18,315
Loss on disposal of businesses	35,315	—
Gain on sale of leveraged lease assets, net of tax	—	(12,886)
Proceeds from settlement of derivative instruments	4,838	—
Depreciation and amortization	167,377	191,507
Stock-based compensation	12,061	13,505
Restructuring charges and asset impairments	55,771	11,060
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	111,549	58,135
(Increase) decrease in finance receivables	128,812	144,442
(Increase) decrease in inventories	36,967	(7,620)
(Increase) decrease in other current assets and prepayments	(13,588)	(20,426)
Increase (decrease) in accounts payable and accrued liabilities	(192,373)	(157,156)
Increase (decrease) in current and non-current income taxes	11,861	38,761
Increase (decrease) in advance billings	(23,179)	(1,551)
Increase (decrease) in other operating capital, net	31,559	34,929
Net cash provided by operating activities	493,560	404,628
Cash flows from investing activities:
Short-term and other investments	2,162	(23,250)
Capital expenditures	(103,392)	(127,816)
Proceeds from sale of leveraged lease assets	—	105,506
Net investment in external financing	(1,609)	(134)
Net proceeds from sale of businesses	2,627	—
Reserve account deposits	(16,962)	(15,373)
Net cash used in investing activities	(117,174)	(61,067)
Cash flows from financing activities:
Proceeds from the issuance of long-term obligations, net of fees and discounts of $13,387	411,613	—
Principal payments of long-term obligations	(779,637)	(550,000)
Proceeds from the issuance of common stock under employee stock-based compensation plans	6,499	6,989
Dividends paid to stockholders	(150,955)	(225,282)
Dividends paid to noncontrolling interests	(9,188)	(9,188)
Net cash used in financing activities	(521,668)	(777,481)
Effect of exchange rate changes on cash and cash equivalents	(8,358)	2,471
Decrease in cash and cash equivalents	(153,640)	(431,449)
Cash and cash equivalents at beginning of period	913,276	856,238
Cash and cash equivalents at end of period	$759,636	$424,789
Cash interest paid	$162,938	$170,119
Cash income tax payments, net of refunds	$110,396	$145,090

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

1. Description of Business and Basis of Presentation
Pitney Bowes Inc. and its subsidiaries (we, us, our or the company) is a global provider of technology solutions for small, mid-sized and large firms that help them connect to customers to build loyalty and grow revenue. We deliver our solutions on open platforms to best organize, analyze and apply public and proprietary data to two-way customer communications. We offer solutions for direct mail, transactional mail and call center communications, along with digital channel messaging for the Web, email and mobile applications. We conduct our business activities in five reporting segments. See Note 2 for information regarding our reportable segments.
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
During the third quarter of 2013, we entered into an agreement to sell the North America Management Services operations (PBMS NA) and our Nordic furniture business. In the second quarter of 2013, we entered into two separate agreements to sell the International Management Services business (PBMSi) and completed the sale of our International Mailing Services (IMS) operations related to the international delivery of mail and catalogs. PBMS (collectively PBMS NA and PBMSi), the Nordic furniture business and IMS are presented as discontinued operations in the Condensed Consolidated Statements of Income (Loss). The cash flows from discontinued operations for the nine months ended September 30, 2013 and 2012 are not separately stated and classified in the accompanying Condensed Consolidated Statements of Cash Flows. See Note 4 for additional information.
These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2012 (the 2012 Annual Report).

Changes in Segment Presentation
As a result of certain organizational changes designed to realign our business units to reflect the clients served and how we review, analyze, measure and manage our operations, we have revised our business segment reporting (see Note 2). We have recast historical segment results to conform to our current segment presentation and to exclude discontinued operations.

Revision of Prior Period Amounts
During the third quarter of 2013, we determined that certain revenue previously reported as rentals revenue included a service component and should have been classified as support services revenue, and that certain research and development costs should have been classified as cost of software. Accordingly, the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2012 have been revised to reflect the correct classification, resulting in a decrease in rentals revenue and corresponding increase in support services revenue of $5 million and $13 million, respectively, and a decrease in research and development expenses and a corresponding increase in cost of software of $6 million and $17 million, respectively. These revisions did not impact previously reported total revenue, total costs and expenses, net income or earnings per share amounts.
We determined that the effect of these revisions was not material to any of our previously issued financial statements and will revise our previously issued financial statements to reflect these reclassification adjustments in future filings.

New Accounting Pronouncements
In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). ASU 2013-01 requires an entity to disclose gross and net information about transactions that are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether the transactions are actually offset in the statement of financial position. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amounts impacting our disclosure were immaterial at September 30, 2013 and December 31, 2012.
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
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryfoward exists. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the application of this new guidance will have a material impact on our financial position.
Statement of Cash Flows
During the fourth quarter of 2012, we determined that changes in certain investment-related working capital accounts that were classified as cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows should have been classified as cash flows from investing activities. Accordingly, the Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2012 has been revised to reflect the correct classification of cash flows, resulting in a decrease in cash provided by operating activities and a corresponding increase in cash provided by investing activities of $35 million.

2. Segment Information
During the third quarter of 2013, we changed our reporting segments in response to organizational changes made that realigned our business units to reflect the clients served and how we review, analyze, measure and manage our operations. There were no changes to the Small & Medium Business Solutions group, but certain business activities within our Enterprise Business Solutions group were consolidated under a new reporting segment, Digital Commerce Solutions. Historical segment results have been recast to conform to our current presentation and to exclude discontinued operations (see Note 4). The principal products and services of each of our reporting segments are as follows:
Small & Medium Business Solutions:
North America Mailing: Includes the revenue and related expenses from the sale, rental and financing of mailing equipment and supplies for small and medium size businesses to efficiently create mail and evidence postage in the U.S. and Canada.
International Mailing: Includes the revenue and related expenses from the sale, rental and financing of mailing equipment and supplies for small and medium size businesses to efficiently create mail and evidence postage in areas outside North America.

Enterprise Business Solutions:
Production Mail: Includes the worldwide revenue and related expenses from the sale, support and other professional services of our high-speed sorting and production print equipment and production mail systems to large enterprise clients to process inbound and outbound mail.
Presort Services: Includes worldwide revenue and related expenses from presort mail services for our large enterprise clients to qualify large mail volumes for postal worksharing discounts.

Digital Commerce Solutions:
Digital Commerce Solutions: Includes the worldwide revenue and related expenses from (i) the sale and support services of non-equipment-based mailing, client relationship and communication and location intelligence software; (ii) direct marketing services for targeted clients; (iii) our digital mail delivery service offering (VollyTM); and (iv) our cross-border e-commerce solutions.
Segment earnings before interest and taxes (EBIT) is determined by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and impairment charges, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management presents segment EBIT because it believes segment EBIT provides investors with an analysis of the company's operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our condensed consolidated results of operations.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Revenue and EBIT by business segment was as follows:

	Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
North America Mailing	$422,821	$447,920	$1,286,085	$1,362,709
International Mailing	142,443	141,630	448,684	449,583
Small & Medium Business Solutions	565,264	589,550	1,734,769	1,812,292

Production Mail	116,477	114,889	360,352	337,582
Presort Services	105,093	105,909	322,954	322,401
Enterprise Business Solutions	221,570	220,798	683,306	659,983

Digital Commerce Solutions	151,952	139,441	420,139	427,273

Total revenue	$938,786	$949,789	$2,838,214	$2,899,548

	EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
North America Mailing	$167,433	$168,934	$488,301	$514,975
International Mailing	15,456	11,206	52,967	51,670
Small & Medium Business Solutions	182,889	180,140	541,268	566,645

Production Mail	10,620	10,125	34,239	28,439
Presort Services	20,398	19,167	65,132	82,728
Enterprise Business Solutions	31,018	29,292	99,371	111,167

Digital Commerce Solutions	10,196	2,971	20,134	23,674

Total EBIT	224,103	212,403	660,773	701,486
Reconciling items:
Interest, net (1)	(46,357)	(45,088)	(145,066)	(142,853)
Unallocated corporate and other expenses	(50,196)	(44,185)	(170,340)	(151,154)
Restructuring charges and asset impairments	(34,909)	—	(53,940)	980
Income from continuing operations before income taxes	$92,641	$123,130	$291,427	$408,459
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
Finance receivables consisted of the following:

	September 30, 2013
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,466,556	$446,810	$1,913,366
Unguaranteed residual values	127,846	21,248	149,094
Unearned income	(299,700)	(100,451)	(400,151)
Allowance for credit losses	(15,326)	(7,823)	(23,149)
Net investment in sales-type lease receivables	1,279,376	359,784	1,639,160
Loan receivables
Loan receivables	389,828	51,455	441,283
Allowance for credit losses	(11,498)	(1,849)	(13,347)
Net investment in loan receivables	378,330	49,606	427,936
Net investment in finance receivables	$1,657,706	$409,390	$2,067,096

	December 31, 2012
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,581,711	$461,510	$2,043,221
Unguaranteed residual values	148,664	21,025	169,689
Unearned income	(316,030)	(104,258)	(420,288)
Allowance for credit losses	(16,979)	(8,662)	(25,641)
Net investment in sales-type lease receivables	1,397,366	369,615	1,766,981
Loan receivables
Loan receivables	414,960	47,293	462,253
Allowance for credit losses	(12,322)	(2,131)	(14,453)
Net investment in loan receivables	402,638	45,162	447,800
Net investment in finance receivables	$1,800,004	$414,777	$2,214,781
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

Activity in the allowance for credit losses for the nine months ended September 30, 2013 and 2012 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2013	$16,979	$8,662	$12,322	$2,131	$40,094
Amounts charged to expense	4,617	2,031	7,265	793	14,706
Accounts written off	(6,270)	(2,870)	(8,089)	(1,075)	(18,304)
Balance at September 30, 2013	$15,326	$7,823	$11,498	$1,849	$36,496

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2012	$28,661	$12,039	$20,272	$2,458	$63,430
Amounts charged to expense	1,171	1,489	4,069	703	7,432
Accounts written off	(12,694)	(3,708)	(8,864)	(973)	(26,239)
Balance at September 30, 2012	$17,138	$9,820	$15,477	$2,188	$44,623

Aging of Receivables
The aging of gross finance receivables at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
< 31 days	$1,400,998	$417,881	$372,330	$49,330	$2,240,539
> 30 days and < 61 days	27,467	8,845	9,233	1,276	46,821
> 60 days and < 91 days	18,255	5,346	3,544	431	27,576
> 90 days and < 121 days	5,383	3,982	2,026	221	11,612
> 120 days	14,453	10,756	2,695	197	28,101
Total	$1,466,556	$446,810	$389,828	$51,455	$2,354,649
Past due amounts > 90 days
Still accruing interest	$5,383	$3,982	$—	$—	$9,365
Not accruing interest	14,453	10,756	4,721	418	30,348
Total	$19,836	$14,738	$4,721	$418	$39,713

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
The table below shows the North America portfolio at September 30, 2013 and December 31, 2012 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	September 30, 2013	December 31, 2012
Sales-type lease receivables
Low	$1,097,080	$1,016,413
Medium	260,434	450,432
High	53,569	43,658
Not Scored	55,473	71,208
Total	$1,466,556	$1,581,711
Loan receivables
Low	$271,874	$254,567
Medium	92,579	136,069
High	11,666	14,624
Not Scored	13,709	9,700
Total	$389,828	$414,960
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
Leveraged Leases
Our investment in leveraged lease assets at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Rental receivables	$68,918	$83,254
Unguaranteed residual values	13,644	14,177
Principal and interest on non-recourse loans	(41,836)	(55,092)
Unearned income	(5,868)	(7,793)
Investment in leveraged leases	34,858	34,546
Less: deferred taxes related to leveraged leases	(16,319)	(19,372)
Net investment in leveraged leases	$18,539	$15,174

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

4. Discontinued Operations and Assets Held For Sale
During the third quarter of 2013, we entered into an agreement to sell PBMS NA. The sale closed on October 1, 2013 and we received cash proceeds of $392 million. In addition, during the third quarter of 2013, we sold our Nordic furniture business. Total proceeds from this sale were not material.
During the second quarter of 2013, we entered into two separate agreements to sell PBMSi and completed the sale of IMS. We closed on the agreements to sell PBMSi on July 5, 2013 and August 31, 2013. Total proceeds from the sale of PBMSi and IMS were not material.
The following tables show selected financial information included in discontinued operations:

	Three Months Ended September 30, 2013
	PBMS	IMS	Nordic furniture business	Total
Revenue	$194,511	$4	$12,014	$206,529

Loss from operations before taxes	$(14,438)	$(1,072)	$(4,381)	$(19,891)
Gain on sale	13,269	1,196	4,465	18,930
(Loss) income before taxes	(1,169)	124	84	(961)
Tax provision (benefit)	81,084	168	(9)	81,243
(Loss) income from discontinued operations	$(82,253)	$(44)	$93	$(82,204)

	Three Months Ended September 30, 2012
	PBMS	IMS	Nordic furniture business	Total
Revenue	$220,887	$32,461	$12,539	$265,887

Income (loss) before taxes	$14,491	$(30,086)	$79	$(15,516)
Tax provision (benefit)	7,210	(11,335)	22	(4,103)
(Loss) income from discontinued operations	$7,281	$(18,751)	$57	$(11,413)

	Nine Months Ended September 30, 2013
	PBMS	IMS	Nordic furniture business	Total
Revenue	$639,237	$23,036	$37,785	$700,058

Loss from operations before taxes	$(116,018)	$(3,050)	$(4,859)	$(123,927)
Gain (loss) on sale	13,269	(2,717)	4,465	15,017
Loss before taxes	(102,749)	(5,767)	(394)	(108,910)
Tax provision (benefit)	61,679	(1,076)	(144)	60,459
(Loss) income from discontinued operations	$(164,428)	$(4,691)	$(250)	$(169,369)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	Nine Months Ended September 30, 2012
	PBMS	IMS	Nordic furniture business	Capital Services (1)	Total
Revenue	$679,080	$100,443	$38,081	$—	$817,604

Income (loss) before taxes	$47,015	$(34,051)	$1,370	$—	$14,334
Tax provision (benefit)	20,589	(12,563)	383	(19,332)	(10,923)
(Loss) income from discontinued operations	$26,426	$(21,488)	$987	$19,332	25,257
(1) Represents tax benefits arising from the resolution of tax examinations related to our Capital Services business, which was sold in 2006.

The pre-tax loss from operations for PBMS for the three and nine months ended September 30, 2013 includes an estimated loss on disposal of $20 million and $36 million, respectively. The pre-tax loss from operations for PBMS for the nine months ended September 30, 2013 also includes goodwill impairment charges of $100 million and asset impairment charges of $15 million. The inputs used to determine the fair value of the long-lived assets and goodwill were classified as Level 3 in the fair value hierarchy.

The assets and related liabilities held for sale at September 30, 2013 consist of the following:

Accounts receivables	$145,955
Inventories	1,595
Other current assets and prepayments	11,948
Total current assets	159,498
Property, plant and equipment, net (1)	77,001
Goodwill	302,487
Intangible assets, net	7,193
Other assets	4,462
Assets held for sale	$550,641

Accounts payable and accrued liabilities	$77,639
Advance billings	9,862
Total current liabilities	87,501
Other non-current liabilities	30,676
Liabilities related to assets held for sale	$118,177
(1) Also includes the carrying value of our corporate headquarters building and certain surrounding parcels of land. See Note 6.

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
The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2013 and December 31, 2012. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy.

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$194,486	$147,259	$—	$341,745
Equity securities	—	25,384	—	25,384
Commingled fixed income securities	—	26,772	—	26,772
Debt securities - U.S. and foreign governments, agencies and municipalities	118,071	18,049	—	136,120
Debt securities - corporate	—	31,534	—	31,534
Mortgage-backed / asset-backed securities	—	159,300	—	159,300
Derivatives
Interest rate swaps	—	1,855	—	1,855
Foreign exchange contracts	—	1,845	—	1,845
Total assets	$312,557	$411,998	$—	$724,555
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(5,473)	$—	$(5,473)
Total liabilities	$—	$(5,473)	$—	$(5,473)

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
The Bank's investment securities are classified as available-for-sale and recorded at fair value on the Condensed Consolidated Balance Sheets as cash and cash equivalents, short-term investments and other assets depending on the type of investment and maturity. Unrealized holding gains and losses are recorded, net of tax, in accumulated other comprehensive income (AOCI).
Available-for-sale securities at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds / commercial paper	$36,134	$—	$(13)	$36,121
Debt securities - U.S. and foreign governments, agencies and municipalities	116,146	1,405	(2,441)	115,110
Debt securities - corporate	31,084	915	(465)	31,534
Mortgage-backed / asset-backed securities	159,203	1,855	(1,758)	159,300
Total	$342,567	$4,175	$(4,677)	$342,065

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Money market funds / commercial paper	$44,611	$53	$—	$44,664
Debt securities - U.S. and foreign governments, agencies and municipalities	127,807	3,972	(56)	131,723
Debt securities - corporate	41,095	2,851	(20)	43,926
Mortgage-backed / asset-backed securities	162,180	3,340	(3,145)	162,375
Total	$375,693	$10,216	$(3,221)	$382,688

Scheduled maturities of investment securities at September 30, 2013 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$55,811	$55,853
After 1 year through 5 years	61,774	62,635
After 5 years through 10 years	62,694	62,301
After 10 years	162,288	161,276
Total	$342,567	$342,065
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

The fair value of our derivative instruments at September 30, 2013 and December 31, 2012 was as follows:

Designation of Derivatives	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$398	$78
	Other assets:
	Interest rate swaps	1,855	10,117
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(584)	(320)
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	1,447	2,504
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(4,889)	(854)

	Total derivative assets	$3,700	$12,699
	Total derivative liabilities	(5,473)	(1,174)
	Total net derivative (liabilities) assets	$(1,773)	$11,525

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in earnings. The following represents the results of fair value hedging relationships for the three and nine months ended September 30, 2013 and 2012:

		Three Months Ended September 30,
		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings
Derivative Instrument	Location of Gain (Loss)	2013	2012	2013	2012
Interest rate swaps	Interest expense	$863	$1,578	$(2,742)	$(5,484)

		Nine Months Ended September 30,
		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings
Derivative Instrument	Location of Gain (Loss)	2013	2012	2013	2012
Interest rate swaps	Interest expense	$3,631	$8,351	$(10,969)	$(25,652)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At September 30, 2013 and December 31, 2012, we had outstanding contracts associated with

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

these anticipated transactions with a notional amount of $29 million and $25 million, respectively. The value of these contracts at September 30, 2013 and December 31, 2012 was less than $1 million.
The amounts included in AOCI at September 30, 2013 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.
The following represents the results of cash flow hedging relationships for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2013	2012		2013	2012
Foreign exchange contracts	$(343)	$(863)	Revenue	$(169)	$456
			Cost of sales	108	(56)
				$(61)	$400

	Nine Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2013	2012		2013	2012
Foreign exchange contracts	$457	$(1,672)	Revenue	$(922)	$1,230
			Cost of sales	520	(129)
				$(402)	$1,101
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. Outstanding foreign exchange contracts to buy or sell various currencies had a net liability value of $3 million at September 30, 2013 and a net asset value of $2 million at December 31, 2012. All outstanding contracts at September 30, 2013 mature by the end of the year.
The following represents the results of our non-designated derivative instruments for the three and nine months ended September 30, 2013 and 2012:

		Three Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2013	2012
Foreign exchange contracts	Selling, general and administrative expense	$(6,798)	$939

		Nine Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2013	2012
Foreign exchange contracts	Selling, general and administrative expense	$(12,793)	$(2,129)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At September 30, 2013, we were not required to post any collateral. The maximum amount of collateral that we would have been required to post at September 30, 2013, had the credit-risk-related contingent features been triggered, was $4 million.

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
The fair value of our debt is estimated based on recently executed transactions and market price quotations. These inputs are classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
Carrying value	$3,650,590	$4,017,375
Fair value	$3,867,130	$4,200,970

6. Restructuring Charges and Asset Impairments
Restructuring Charges
During the second quarter of 2013, we announced that we would implement initiatives and take actions designed to enhance our responsiveness to changing market conditions, further streamline our business operations, reduce our cost structure and create long-term flexibility to invest in growth and provide both process and operational improvements. We expect that these actions will result in restructuring charges in the range of $75 to $125 million, which will be recognized as specific initiatives are approved and implemented.
Net restructuring charges included in restructuring charges and asset impairments for the nine months ended September 30, 2013 were $28 million. This amount was net of reserve reversals of $6 million under prior restructuring programs. We perform a review of our remaining obligations under prior restructuring programs at the end of each period and adjust our reserves accordingly.
Activity in our restructuring reserves for the nine months ended September 30, 2013 was as follows:

	Severance and benefits costs	Pension and Retiree Medical	Asset impairments	Other exit costs	Total
Balance at January 1, 2013	$62,540	$—	$—	$5,218	$67,758
Expenses, net (1)	25,705	1,964	71	1,528	29,268
Cash payments	(38,125)	—	—	(3,228)	(41,353)
Non-cash charges	—	(1,964)	(71)	—	(2,035)
Balance at September 30, 2013	$50,120	$—	$—	$3,518	$53,638
(1)    Includes restructuring charges for both continuing and discontinued operations.

The majority of the remaining restructuring payments are expected to be paid through 2014; however, due to certain international labor laws and long-term lease agreements, some payments will extend beyond 2014. We expect that cash flows from operations will be sufficient to fund these payments. The carrying value of our restructuring liability approximates fair value due to the short-term nature of the obligations.

Asset Impairments
During the third quarter of 2013, we entered into an agreement to sell our corporate headquarters building and certain surrounding parcels of land. The fair value of the building and land was determined based on the estimated selling price less the costs to sell, and a non-cash impairment charge of $26 million was recognized to write-down the carrying value of the building and land to their fair value. The inputs used to determine the fair value were classified as Level 3. The impairment charge was included as restructuring charges and asset impairments in the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2013. We expect to close on the sale by the end of the second quarter of 2014.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

7. Inventories
Inventories consisted of the following:

	September 30, 2013	December 31, 2012
Raw materials and work in process	$46,663	$66,221
Supplies and service parts	55,453	72,551
Finished products	58,337	68,335
Inventory at FIFO cost	160,453	207,107
Excess of FIFO cost over LIFO cost	(26,187)	(27,429)
Total inventory, net	$134,266	$179,678

8. Intangible Assets and Goodwill
Intangible assets
Intangible assets consisted of the following:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$353,241	$(244,275)	$108,966	$407,901	$(269,100)	$138,801
Supplier relationships	29,000	(24,288)	4,712	29,000	(22,113)	6,887
Software & technology	166,397	(153,153)	13,244	169,632	(151,628)	18,004
Trademarks & trade names	35,177	(33,549)	1,628	35,078	(32,615)	2,463
Non-compete agreements	7,349	(7,311)	38	7,471	(7,412)	59
Total intangible assets	$591,164	$(462,576)	$128,588	$649,082	$(482,868)	$166,214

Amortization expense for intangible assets was $8 million and $9 million for the three months ended September 30, 2013 and 2012, respectively, and $26 million and $30 million for the nine months ended September 30, 2013 and 2012, respectively. The future amortization expense for intangible assets as of September 30, 2013 was as follows:

Remaining for year ended December 31, 2013	$8,848
Year ended December 31, 2014	34,246
Year ended December 31, 2015	30,288
Year ended December 31, 2016	22,935
Year ended December 31, 2017	11,352
Thereafter	20,919
Total	$128,588
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, future acquisitions and accelerated amortization.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Goodwill
As a result of the change in reporting segments, we reallocated goodwill among some of our segments and performed the required goodwill impairment test. Based on the results of the impairment tests, we determined that the estimated fair values of the affected reporting units exceeded the carrying values.

The changes in the carrying amount of goodwill, by reporting segment, for the nine months ended September 30, 2013 were as follows:

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2012	Impairment (2)	Other (1)	September 30, 2013
North America Mailing	$355,874	$—	$355,874	$—	$2,439	$358,313
International Mailing	183,908	—	183,908	(1,162)	(1,633)	181,113
Small & Medium Business Solutions	539,782	—	539,782	(1,162)	806	539,426

Production Mail	131,865	—	131,865	—	(15,050)	116,815
Management Services (2)	488,399	(84,500)	403,899	(100,253)	(1,159)	302,487
Presort Services	259,106	(63,965)	195,141	—	—	195,141
Enterprise Business Solutions	879,370	(148,465)	730,905	(100,253)	(16,209)	614,443

Digital Commerce Solutions	865,451	—	865,451	—	12,345	877,796

Total	$2,284,603	$(148,465)	$2,136,138	$(101,415)	$(3,058)	$2,031,665
Reclassified to Assets held for sale (2)						(302,487)
Balance at September 30, 2013						$1,729,178

(1)	Includes the impact of reallocating goodwill as a result of the change in segments and foreign currency translation adjustments.

(2)
The goodwill impairment charges are included in (loss) income from discontinued operations in the Condensed Consolidated Statements of Income (Loss). The remaining carrying value of goodwill in the Management Services segment is included in assets held for sale in the Condensed Consolidated Balance Sheet (see Note 4). Management Services was previously a reporting segment prior to our change in segment reporting (see Note 2).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

9. Debt
Debt consisted of the following:

		September 30, 2013	December 31, 2012
Term loans		$230,000	$230,000
3.875%	notes due 2013	—	375,000
4.875%	notes due 2014 (1), (2)	299,570	450,000
5.0%	notes due 2015 (1)	274,879	400,000
4.75%	notes due 2016 (1)	370,914	500,000
5.75%	notes due 2017	500,000	500,000
5.60%	notes due 2018	250,000	250,000
4.75%	notes due 2018	350,000	350,000
6.25%	notes due 2019	300,000	300,000
5.25%	notes due 2022	110,000	110,000
5.25%	notes due 2037	500,000	500,000
6.70%	notes due 2043 (3)	425,000	—
Other (4)		40,227	52,375
Total debt		3,650,590	4,017,375
Current portion		299,570	375,000
Long-term debt		$3,351,020	$3,642,375

(1)
During the first quarter, we completed a cash tender offer (the Tender Offer) for a portion of our 4.875% Notes due 2014, our 5.0% Notes due 2015, and our 4.75% Notes due 2016 (the Subject Notes). Holders who validly tendered their notes received the principal amount of the notes tendered, all accrued and unpaid interest and a premium amount. An aggregate $405 million of the Subject Notes were tendered. We recognized a net loss of $25 million, consisting of the payment of the call premium and transaction fees and the write-off of unamortized costs, partially offset by a gain from the unwinding of interest rate swap agreements as other expense, net on the Condensed Consolidated Statements of Income.

(2)
Prior to the Tender Offer, we had interest rate swap agreements with an aggregate notional value of $450 million that effectively converted the fixed rate interest payments on these notes into variable interest rates. As a result of the Tender Offer, we unwound $225 million of these swap agreements.

(3)
During the first quarter, we issued $425 million of 6.7% fixed rate 30-year notes. Interest is payable quarterly. The notes mature in 2043, but may be redeemed, at our option, in whole or in part, at any time on or after March 7, 2018 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. We used the net proceeds from the notes to fund the Tender Offer.

(4)	Other consists of the unamortized proceeds received from unwinding of interest rate swaps, unamortized net debt discounts and the fair value adjustment of interest rate swaps.

At September 30, 2013, there were no outstanding commercial paper borrowings. During the quarter, commercial paper borrowings averaged $33 million at a weighted-average interest rate of 0.42% and the maximum amount outstanding at any time was $100 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

10. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary, has 300,000 shares, or $300 million, of outstanding perpetual voting preferred stock (the Preferred Stock) held by certain institutional investors. The holders of the Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the company. The Preferred Stock is entitled to cumulative dividends at a rate of 6.125% through 2016 after which it becomes callable and, if it remains outstanding, will yield a dividend that increases by 50% every six months thereafter. No dividends were in arrears at September 30, 2013 or December 31, 2012. There was no change in the carrying value of noncontrolling interests during the period ended September 30, 2013 or the year ended December 31, 2012.

11. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2013 and 2012 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2013	$4	$648	$323,338	$223,847	$4,744,802	$(681,213)	$(4,500,795)	$110,631
Net income	—	—	—	—	52,746	—	—	52,746
Other comprehensive income	—	—	—	—	—	(15,380)	—	(15,380)
Cash dividends
Common ($0.75 per share)	—	—	—	—	(150,920)	—	—	(150,920)
Preference	—	—	—	—	(35)	—	—	(35)
Issuances of common stock	—	—	—	(33,412)	—	—	35,546	2,134
Conversions to common stock	—	(40)	—	(853)	—	—	893	—
Stock-based compensation expense	—	—	—	12,061	—	—	—	12,061
Balance at September 30, 2013	$4	$608	$323,338	$201,643	$4,646,593	$(696,593)	$(4,464,356)	$11,237

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2012	$4	$659	$323,338	$240,584	$4,600,217	$(661,645)	$(4,542,143)	$(38,986)
Net income	—	—	—	—	334,826	—	—	334,826
Other comprehensive income	—	—	—	—	—	35,777	—	35,777
Cash dividends
Common ($1.125 per share)	—	—	—	—	(225,244)	—	—	(225,244)
Preference	—	—	—	—	(38)	—	—	(38)
Issuances of common stock	—	—	—	(31,306)	—	—	36,138	4,832
Conversions to common stock	—	(6)	—	(124)	—	—	130	—
Stock-based compensation expense	—	—	—	13,466	—	—	—	13,466
Balance at September 30, 2012	$4	$653	$323,338	$222,620	$4,709,761	$(625,868)	$(4,505,875)	$124,633

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

12. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Amount Reclassified from AOCI (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gains (losses) on cash flow hedges
Revenue	$(169)	$456	$(922)	$1,230
Cost of sales	108	(56)	520	(129)
Interest expense	(507)	(507)	(1,521)	(1,521)
Total before tax	(568)	(107)	(1,923)	(420)
Tax benefit	222	43	750	165
Net of tax	$(346)	$(64)	$(1,173)	$(255)

Unrealized gains (losses) on available for sale securities
Interest income	$1,640	$(41)	$(962)	$(517)
Tax benefit	(607)	15	356	191
Net of tax	$1,033	$(26)	$(606)	$(326)

Pension and Postretirement Benefit Plans (b)
Transition credit	$2	$2	$6	$6
Prior service (costs) credit	(163)	295	(524)	884
Actuarial losses	(12,136)	(18,852)	(44,038)	(56,376)
Total before tax	(12,297)	(18,555)	(44,556)	(55,486)
Tax benefit	4,347	6,404	15,613	20,371
Net of tax	$(7,950)	$(12,151)	$(28,943)	$(35,115)
(a)     Amounts in parentheses indicate debits (reductions) to income.

(b)	These items are included in the computation of net periodic costs of defined benefit pension plans and nonpension postretirement benefit plans (see Note 15 for additional details).

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2013 and 2012 were as follows:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available for sale securities	Defined benefit pension plans and nonpension postretirement benefit plans	Foreign currency items	Total
Balance at January 1, 2013	$(7,777)	$4,513	$(759,199)	$81,250	$(681,213)
Other comprehensive income (loss) before reclassifications (a)	(211)	(5,273)	—	(36,805)	(42,289)
Amounts reclassified from accumulated other comprehensive income (a), (b), (c)	1,173	606	28,943	(3,813)	26,909
Net current period other comprehensive income	962	(4,667)	28,943	(40,618)	(15,380)
Balance at September 30, 2013	$(6,815)	$(154)	$(730,256)	$40,632	$(696,593)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available for sale securities	Defined benefit pension plans and nonpension postretirement benefit plans	Foreign currency items	Total
Balance at January 1, 2012	$(8,438)	$4,387	$(741,546)	$83,952	$(661,645)
Other comprehensive income (loss) before reclassifications (a)	323	641	—	(883)	81
Amounts reclassified from accumulated other comprehensive income (a), (b)	255	326	35,115	—	35,696
Net current period other comprehensive income	578	967	35,115	(883)	35,777
Balance at September 30, 2012	$(7,860)	$5,354	$(706,431)	$83,069	$(625,868)
(a)     Amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b)     See table above for additional details of these reclassifications.

(c)
Foreign currency item amount represents the recognition of deferred translation upon the sale of the U.K. IMS business and PBMSi. Amount was reclassified from accumulated other comprehensive loss and recorded as discontinued operations in the Condensed Consolidated Statements of Income.

13. Income Taxes
The effective tax rate for the three months ended September 30, 2013 and 2012 was 12.3% and 24.8%, respectively, and the effective tax rate for the nine months ended September 30, 2013 and 2012 was 19.1% and 20.8%, respectively.
The effective tax rate for the three and nine months ended September 30, 2013 includes a tax benefit of $13 million from an affiliate reorganization and benefits of $4 million and $11 million, respectively, related to tax planning initiatives. The effective tax rate for the nine months ended September 30, 2013 also includes benefits of $5 million from the adjustment of non-U.S. tax accounts from prior periods and $4 million from the retroactive effect of 2013 U.S. tax legislation.
The effective tax rate for the three and nine months ended September 30, 2012 includes tax benefits of $36 million and $58 million, respectively, from the resolution of tax examinations and tax accruals of $28 million for the repatriation of non-U.S. earnings. The effective tax rate for the nine months ended September 30, 2012 also includes tax benefits of $17 million from the sale of non-U.S. leveraged lease assets
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the U.S., other countries and local jurisdictions in which we have operations. We expect the examination of our 2009 through 2011 tax returns by the Internal Revenue Service (IRS) to be completed within the next 12 months. We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we do business and account for the related financial statement implications. We believe we have established tax reserves that are appropriate given the possibility of tax adjustments. However, determining the appropriate level of tax reserves requires judgment regarding the uncertain application of tax law and the possibility of tax adjustments. Future changes in tax reserve requirements could have a material impact, positive or negative, on our results of operations, financial position and cash flows. It is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to twenty percent of our unrecognized tax benefits.
On August 27, 2012, the United States Court of Appeals for the Third Circuit overturned a prior Tax Court decision and ruled in favor of the IRS and adverse to the Historic Boardwalk Hall LLC, a partnership in which we had made an investment in the year 2000. The case has been sent back to the Tax Court for additional proceedings. Based on our entitlement to indemnification under the partnership agreement, we do not expect this matter to have a material effect on our results of operations. However, the potential for a difference in the timing of payments which may be due to taxing authorities and the timing of receipts due to us under the partnership agreement may cause fluctuations in our cash flows in future periods.
14. Commitments and Contingencies
In the ordinary course of business, we are routinely defendants in, or party to a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with customers; or disputes with employees. Some of these actions may be brought as a purported class action on behalf of a purported class of employees, customers or others. In management's opinion, the potential liability, if any, that may result from these actions, either individually or collectively, is not reasonably expected to have a material effect on our financial position, results of operations or cash flows. However, as litigation is inherently unpredictable, there can be no assurances in this regard.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

15. Pensions and Other Benefit Programs
Defined Benefit Pension Plans
The components of net periodic benefit cost for defined benefit pension plans were as follows:

	Three Months Ended September 30,
	United States		Foreign
	2013	2012	2013	2012
Service cost	$3,597	$4,735	$968	$1,774
Interest cost	18,264	20,260	1,870	6,909
Expected return on plan assets	(26,781)	(30,406)	(3,266)	(8,069)
Amortization of transition credit	—	—	(2)	(2)
Amortization of prior service cost	95	200	28	28
Amortization of net actuarial loss	7,690	13,240	2,873	3,558
Settlement	145	—	—	192
Special termination benefits	—	—	104	—
Net periodic benefit cost	$3,010	$8,029	$2,575	$4,390

	Nine Months Ended September 30,
	United States		Foreign
	2013	2012	2013	2012
Service cost	$10,890	$14,204	$5,280	$5,805
Interest cost	55,169	60,780	25,246	20,766
Expected return on plan assets	(80,908)	(91,218)	(31,187)	(24,133)
Amortization of transition credit	—	—	(6)	(6)
Amortization of prior service cost	318	602	84	83
Amortization of net actuarial loss	26,234	39,719	11,511	10,546
Settlement	1,561	—	—	442
Special termination benefits	548	—	104	—
Curtailment	814	—	—	—
Net periodic benefit cost	$14,626	$24,087	$11,032	$13,503
Through September 30, 2013, we contributed $9 million to our U.S. pension plans and $10 million to our foreign pension plans.

Nonpension Postretirement Benefit Plans
The components of net periodic benefit cost for nonpension postretirement benefit plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$935	$801	$2,966	$2,560
Interest cost	2,186	2,896	7,210	8,685
Amortization of prior service cost (credit)	40	(523)	122	(1,569)
Amortization of net actuarial loss	1,573	2,054	6,293	6,111
Net periodic benefit cost	$4,734	$5,228	$16,591	$15,787
Contributions for benefit payments for our nonpension postretirement benefit plans were $5 million and $7 million for the three months ended September 30, 2013 and 2012, respectively, and $21 million for each of the nine months ended September 30, 2013 and 2012.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

16. Earnings per Share
The calculations of basic and diluted earnings per share are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Amounts attributable to common stockholders:
Net income from continuing operations	$76,677	$87,946	$222,115	$309,569
Income (loss) from discontinued operations	(82,204)	(11,413)	(169,369)	25,257
Net income - Pitney Bowes Inc. (numerator for diluted EPS)	(5,527)	76,533	52,746	334,826
Less: Preference stock dividend	(12)	(12)	(35)	(38)
Income attributable to common stockholders (numerator for basic EPS)	$(5,539)	$76,521	$52,711	$334,788
Denominator (in thousands):
Weighted-average shares used in basic EPS	201,827	200,593	201,490	200,266
Effect of dilutive shares:
Preferred stock	2	2	2	2
Preference stock	376	399	386	399
Stock plans	935	608	712	458
Weighted-average shares used in diluted EPS	203,140	201,602	202,590	201,125
Basic earnings per share (1):
Continuing operations	$0.38	$0.44	$1.10	$1.55
Discontinued operations	(0.41)	(0.06)	(0.84)	0.13
Net income	$(0.03)	$0.38	$0.26	$1.67
Diluted earnings per share (1):
Continuing operations	$0.38	$0.44	$1.10	$1.54
Discontinued operations	(0.40)	(0.06)	(0.84)	0.13
Net income	$(0.03)	$0.38	$0.26	$1.66

Anti-dilutive shares not used in calculating diluted weighted-average shares (in thousands):	12,503	13,607	12,886	14,391
(1) The sum of earnings per share amounts may not equal the totals due to rounding.

17. Subsequent Event
On November 4, 2013, we redeemed the remaining $300 million of 4.875% outstanding notes that were scheduled to mature August 2014. Total cash payments, including principal, accrued interest and make-whole payment, were $314 million. In connection with this redemption, we also unwound an interest rate swap. We will recognize a net loss in the fourth quarter of $7 million associated with this redemption.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) in this Form 10-Q may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as “estimate”, “target”, “project”, “plan”, “believe”, “expect”, “anticipate”, “intend”, and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	mailers' utilization of alternative means of communication or competitors' products

•	access to capital at a reasonable cost to continue to fund various discretionary priorities, including business investments, pension contributions and dividend payments

•	timely development and acceptance of new products and services

•	successful entry into targeted emerging markets

•	success in gaining regulatory approval for products where required

•	changes in postal or banking regulations

•	interrupted use of key information systems

•	third-party suppliers' ability to provide product components, assemblies or inventories

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	changes in privacy laws

•	intellectual property infringement claims

•	regulatory approvals and satisfaction of other conditions to consummate and integrate any acquisitions

•	negative developments in economic conditions, including adverse impacts on customer demand

•	our success at managing customer credit risk

•	significant changes in pension, health care and retiree medical costs

•	changes in interest rates, foreign currency fluctuations or credit ratings

•	income tax adjustments or other regulatory levies for prior audit years and changes in tax laws, rulings or regulations

•	impact on mail volume resulting from concerns over the use of the mail for transmitting harmful biological agents

•	changes in international or national political conditions, including any terrorist attacks

•	acts of nature
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements contained in this report and our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2012 (2012 Annual Report). All table amounts are shown in thousands of dollars, unless otherwise noted.
Overview
Third Quarter 2013 Results
For the third quarter of 2013, revenue decreased 1% to $939 million compared to $950 million in the third quarter of 2012. Equipment sales revenue increased 1% primarily due to sales of large production printers and inserters in North America and Asia Pacific. Supplies revenue grew 4% primarily due to the growing base of production print equipment installations and higher ink sales in our international markets. Software revenue grew 5% due to higher licensing revenue primarily in the U.S. Rentals and financing revenue decreased 7% and 8%, respectively, due a decline in the number of installed meters worldwide and lower equipment sales in prior periods. Support services revenue decreased 6% due to lower maintenance agreement revenue while business services revenue increased 5% from demand for our ecommerce solutions for cross border parcel delivery.

Net income from continuing operations attributable to common stockholders decreased to $77 million, or $0.38 per diluted share in the third quarter of 2013 compared to $88 million, or $0.44 per diluted share in the third quarter of 2012. This decrease resulted primarily from $35 million of pre-tax restructuring and asset impairment charges taken during the period. The majority of these charges related to an impairment of our world headquarters building based on a sales agreement signed during the quarter. The remainder of these charges related to initiatives we are undertaking to streamline our business operations and lower costs.

During the third quarter of 2013, we entered into an agreement to sell the North America Management Services operations (PBMS NA). The sale closed on October 1, 2013 and we received cash proceeds of $392 million. In addition, during the third quarter of 2013, we sold our Nordic furniture business. Total proceeds from this sale were not material.
During the second quarter of 2013, we entered into two separate agreements to sell the International Management Services business (PBMSi) and completed the sale of our International Mail Services operations (IMS) related to the international delivery of mail and catalogs. We closed on the agreements to sell PBMSi on July 5, 2013 and August 31, 2013. Total proceeds from the sale of PBMSi and IMS were not material.
PBMS (collectively PBMS NA and PBMSi), the Nordic furniture business and IMS are presented as discontinued operations in the Condensed Consolidated Statements of Income (Loss).
As a result of the above divestitures and certain organizational changes designed to realign our business units to reflect the clients served and how we review, analyze, measure and manage our operations, we have revised our business segment reporting. We have recast historical segment results to conform to our current segment presentation and to exclude discontinued operations.

Outlook
We have stated our intent to focus on three critical areas: stabilizing the mailing business, achieving operational excellence and driving growth with our digital commerce solutions.
Small & Medium Business Solutions revenue continues to be impacted, especially in North America, by the decline in physical mail volumes. We expect revenue to continue to be impacted by lower recurring revenue streams, but to a lesser degree as recurring revenues are expected to continue to moderate in their rate of decline. We have begun implementing a phased roll-out of our new "go-to-market" strategy in North America designed to improve the sales process and reduce costs by providing our clients broader access to products and services though online and direct sales channels. Within our international mailing markets we are continuing to expand our sales of our Connect+TM communications systems.
Within the Enterprise Business Solutions group, Production Mail is having a strong year due to sales of our high-speed production print equipment and production mail inserter systems. While we expect demand for these products to continue, we currently do not anticipate similar growth rates in 2014 due to the cyclical nature of these sales. Within our Presort Services segment, we expect increasing revenue due to the U.S. Postal Service’s IMB mandate, as well as workshare improvements and new sales opportunities.
In our Digital Commerce Solutions segment, we anticipate growth to be driven by continued demand for our location intelligence and customer data and engagement solutions. In addition, we anticipate further growth will be driven by increasing volumes associated with our ecommerce solutions for cross-border package delivery.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Revenue
	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% change	2013	2012	% change
Equipment sales	$201,830	$199,609	1%	$634,779	$618,620	3%
Supplies	69,696	66,878	4%	216,254	213,665	1%
Software	98,164	93,476	5%	285,658	302,377	(6)%
Rentals	128,225	137,149	(7)%	391,590	414,922	(6)%
Financing	113,955	123,999	(8)%	346,646	373,695	(7)%
Support services	166,785	176,769	(6)%	505,226	529,615	(5)%
Business services	160,131	151,909	5%	458,061	446,654	3%
Total revenue	$938,786	$949,789	(1)%	$2,838,214	$2,899,548	(2)%

	Cost of Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
			Percentage of Revenue				Percentage of Revenue
	2013	2012	2013	2012	2013	2012	2013	2012
Cost of equipment sales	$92,307	$95,008	45.7%	47.6%	$307,992	$278,457	48.5%	45.0%
Cost of supplies	21,840	20,689	31.3%	30.9%	67,794	65,423	31.3%	30.6%
Cost of software	29,698	29,227	30.3%	31.3%	80,093	85,023	28.0%	28.1%
Cost of rentals	25,612	25,182	20.0%	18.4%	79,791	87,258	20.4%	21.0%
Financing interest expense	20,306	19,604	17.8%	15.8%	59,979	61,385	17.3%	16.4%
Cost of support services	103,004	107,074	61.8%	60.6%	315,275	334,274	62.4%	63.1%
Cost of business services	112,447	103,230	70.2%	68.0%	322,970	298,689	70.5%	66.9%
Total cost of revenue	$405,214	$400,014	43.2%	42.1%	$1,233,894	$1,210,509	43.5%	41.7%

Equipment sales
Equipment sales revenue increased 1% to $202 million and 3% to $635 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012. The increase in the quarter was driven primarily by the installation of a large production printer in New Zealand and several inserters in North America. Equipment sales for the year-to-date period were favorably impacted by the installation of production printers and inserting equipment in North America and revenue of $3 million for scale updates resulting from a postal rate change in France; however, lower mail volumes in North America continue to have an unfavorable impact on mailing equipment sales in North America. Cost of equipment sales as a percentage of revenue decreased to 45.7% in the quarter compared to 47.6% in the prior year quarter primarily due to higher mix of lease extension equipment sales. For the year-to-date period, cost of equipment sales as a percentage of revenue increased to 48.5% from 45.0% in the same period in 2012 primarily due to a higher mix of lower margin product sales.
Supplies
Supplies revenue increased 4% to $70 million and 1% to $216 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012. The increase in the quarter and year-to-date periods was primarily due to supply sales related to the growing base of production print equipment installations and higher ink revenue in our international markets due to favorable pricing in the U.K. and stabilization in meter population trends. Cost of supplies as a percentage of revenue for the quarter and year-to-date periods was 31.3%, slightly higher than 30.9% in the prior year quarter and 30.6% in the 2012 year-to-date period, primarily due to lower margins on production print equipment supplies sales.

Software
Software revenue increased 5% to $98 million in the quarter compared to the prior year period primarily due to favorable software licensing revenue in our Digital Commerce Solutions segment. Revenue also benefited from our digital mail delivery service offering (VollyTM). For the year-to-date period, software revenue decreased 6% to $286 million compared to the same period in the prior year, primarily due to $14 million of revenue in the prior year from two significant contracts signed in 2012. Uncertain economic conditions and constrained public sector spending in our international markets have also impacted software sales. These decreases were partially offset by revenue from VollyTM of $8 million. Cost of software as a percentage of revenue improved to 30.3% in the quarter compared with 31.3% in the prior year quarter and to 28.0% in the year-to-date period compared to 28.1% in the prior year period, primarily due to cost reduction initiatives.
Rentals
Rentals revenue decreased 7% to $128 million and 6% to $392 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012, primarily due to lower mail volumes and fewer meters in service. Cost of rentals as a percentage of revenue increased to 20.0% in the quarter compared to 18.4% in the prior year quarter primarily due to pricing pressures and a change in product mix. Cost of rentals as a percentage of revenue for the year-to-date period improved to 20.4% compared to 21.0% in the prior year period primarily due to lower depreciation expense.
Financing
Financing revenue decreased 8% to $114 million and 7% to $347 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012, primarily due to lower equipment sales in prior periods. Financing interest expense as a percentage of revenue for the quarter and year-to-date periods increased to 17.8% and 17.3%, respectively, compared to 15.8% and 16.4% in the comparable prior year periods due to higher effective interest rates. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenue, we assume a 10:1 leveraging ratio of debt to equity and apply our overall effective interest rate to the average outstanding finance receivables.
Support Services
Support services revenue decreased 6% in the quarter to $167 million and 5% in the year-to-date period to $505 million, compared to the same periods in 2012. The decrease was primarily driven by lower maintenance agreement revenue due to declining meter population, lower new equipment placements worldwide and lower maintenance agreement revenue on new placements. Cost of support services as a percentage of revenue for the quarter increased to 61.8% compared to 60.6% in the prior year quarter due to lower revenues. Cost of support services as a percentage of revenue for the year-to-date period improved to 62.4% compared to 63.1% in the 2012 year-to-date period due to productivity initiatives in our International Mailing business, which more than offset the impact of lower revenues.
Business Services
Business services revenue increased 5% in the quarter to $160 million and 3% in the year-to-date period to $458 million compared to the same periods in 2012. The quarter and year-to-date periods benefited from revenue from our ecommerce solutions for cross-border package delivery; however, these benefits were partially offset by lower marketing services fees under certain contract renewals of $7 million in the quarter and $17 million in the year-to-date period. Cost of business services as a percentage of revenue increased in the quarter to 70.2% from 68.0% in the prior year quarter and to 70.5% in the year-to-date period compared to 66.9% in the 2012 year-to-date period. The increase was primarily due to continuing investment in our ecommerce offering and lower marketing services fees.

Selling, general and administrative (SG&A)
SG&A expense decreased $16 million, or 4%, to $355 million in the quarter, and $44 million, or 4%, to $1,067 million in the year-to-date period compared to the same periods in 2012. These reductions were achieved as a result of our focus on operational excellence and the benefits of productivity initiatives in process, such as the new "go-to-market" initiative.

Restructuring charges and asset impairments
Restructuring Charges
In order to enhance our responsiveness to changing market conditions, further streamline our business operations, reduce our cost structure and create long-term flexibility to invest in growth, we have identified certain actions that we believe will provide both process and operational improvements. We anticipate that these primarily cash related actions will result in restructuring charges in the range of $75 to $125 million, which will be recognized as specific initiatives are approved and implemented. We anticipate annualized pre-tax benefits of $100 to $125 million, net of investments, from these actions, and expect to reach this benefit run rate by 2015.
Restructuring charges, net for the three and nine months ended September 30, 2013 were $9 million and $28 million, respectively. These charges consist primarily of severance and benefits for workforce reductions.

Asset Impairments
During the third quarter of 2013, we entered into an agreement to sell our corporate headquarters building and certain surrounding parcels of land. Based on the terms of the sale, we recorded a non-cash impairment charge of $26 million. We expect to close on the sale by the end of the second quarter of 2014.

Other expense, net
Other expense, net for the nine months ended September 30, 2013 of $25 million consists of the costs associated with the early redemption of debt during the first quarter. See Liquidity and Capital Resources - Financings and Capitalization for a detailed discussion.

Income taxes
See Note 13 to the Condensed Consolidated Financial Statements.

Discontinued operations
See Note 4 to the Condensed Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests
See Note 10 to the Condensed Consolidated Financial Statements.

Business segment results
During the third quarter of 2013, we changed our reporting segments in response to organizational changes made that realigned our business units to reflect the clients served and how we review, analyze, measure and manage our operations. There were no changes to the Small & Medium Business Solutions group, but certain business activities within our Enterprise Business Solutions group were consolidated under a new reporting segment, Digital Commerce Solutions. Historical segment results have been recast to conform to our current presentation and to exclude discontinued operations. The principal products and services of each of our reporting segments are as follows:
Small & Medium Business Solutions:
North America Mailing: Includes the revenue and related expenses from the sale, rental and financing of mailing equipment and supplies for small and medium size businesses to efficiently create mail and evidence postage in the U.S. and Canada.
International Mailing: Includes the revenue and related expenses from the sale, rental and financing of mailing equipment and supplies for small and medium size businesses to efficiently create mail and evidence postage in areas outside North America.

Enterprise Business Solutions:
Production Mail: Includes the worldwide revenue and related expenses from the sale, support and other professional services of our high-speed sorting and production print equipment and production mail systems to large enterprise clients to process inbound and outbound mail.
Presort Services: Includes worldwide revenue and related expenses from presort mail services for our large enterprise clients to qualify large mail volumes for postal worksharing discounts.

Digital Commerce Solutions:
Digital Commerce Solutions: Includes the worldwide revenue and related expenses from (i) the sale and support services of non-equipment-based mailing, client relationship and communication and location intelligence software; (ii) direct marketing services for targeted clients; (iii) our digital mail delivery service offering (VollyTM); and (iv) our cross-border e-commerce solutions.

The following tables show revenue and EBIT by business segment for the three and nine months ended September 30, 2013 and 2012. Segment EBIT is determined by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and impairment charges, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management presents segment EBIT because it believes segment EBIT provides investors with an analysis of the company's operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our condensed consolidated results of operations. Refer to Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes.

	Revenue
	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% change	2013	2012	% change
North America Mailing	$422,821	$447,920	(6)%	$1,286,085	$1,362,709	(6)%
International Mailing	142,443	141,630	1%	448,684	449,583	—%
Small & Medium Business Solutions	565,264	589,550	(4)%	1,734,769	1,812,292	(4)%

Production Mail	116,477	114,889	1%	360,352	337,582	7%
Presort Services	105,093	105,909	(1)%	322,954	322,401	—%
Enterprise Business Solutions	221,570	220,798	—%	683,306	659,983	4%

Digital Commerce Solutions	151,952	139,441	9%	420,139	427,273	(2)%

Total	$938,786	$949,789	(1)%	$2,838,214	$2,899,548	(2)%

	EBIT
	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% change	2013	2012	% change
North America Mailing	$167,433	$168,934	(1)%	$488,301	$514,975	(5)%
International Mailing	15,456	11,206	38%	52,967	51,670	3%
Small & Medium Business Solutions	182,889	180,140	2%	541,268	566,645	(4)%

Production Mail	10,620	10,125	5%	34,239	28,439	20%
Presort Services	20,398	19,167	6%	65,132	82,728	(21)%
Enterprise Business Solutions	31,018	29,292	6%	99,371	111,167	(11)%

Digital Commerce Solutions	10,196	2,971	243%	20,134	23,674	(15)%

Total	$224,103	$212,403	6%	$660,773	$701,486	(6)%
Small & Medium Business Solutions
Small & Medium Business Solutions revenue for the quarter and year-to-date periods decreased 4% to $565 million and $1,735 million, respectively, compared to the same periods in 2012. EBIT for the quarter increased 2% to $183 million compared to the prior year quarter and decreased 4% in the year-to-date period to $541 million compared to the prior year period.
North America Mailing
Revenue for the North America Mailing segment in the quarter and year-to-date periods decreased 6% to $423 million and $1,286 million, respectively, compared to the same periods in 2012. Recurring revenues, comprised of supplies, rentals and financing revenue, declined 7% in the quarter and 6% in the year-to-date period. We continue to see declining recurring revenues due to fewer meters in service and lower financing transactions due to declining equipment sales in prior periods. Equipment sales decreased 1% in the quarter and 5% in the year-to-date period compared to the prior year periods, primarily due to declining mail volumes.
EBIT decreased 1% to $167 million in the quarter and 5% to $488 million in the year-to-date period compared to the prior year periods, primarily due to the decline in revenue; however, EBIT margin improved due to process improvements and cost reduction initiatives. We are in the midst of implementing a new "go-to-market" strategy designed to improve the sales process and reduce costs by providing our clients broader access to products and services though online and direct sales channels.

International Mailing
Revenue for the International Mailing segment increased 1% in the quarter to $142 million and was flat for the year-to-date period at $449 million compared to the same periods in 2012. Recurring stream revenues were flat in the quarter and down 2% in the year-to-date period compared to the prior year periods. Within recurring revenues, rentals revenue declined 9% in the quarter and 13% in the year-to-date period primarily due to a change in mix from rentals to equipment sales in France in 2012, and fewer installed meters in the U.K. We are starting to see a stabilization in meter population trends in our international markets. Supplies revenue increased 7% in the quarter and 2% in the year-to-date period as compared to the prior year periods due to a stabilization in meter population, favorable pricing in the U.K. and higher sales in Asia-Pacific. Equipment sales increased 1% in the quarter and year-to-date periods primarily due to increased sales in France and Germany, partially offset by lower equipment sales in the U.K. due to the continuing uncertain economic environment. Year-to-date equipment sales also benefited from revenue for scale updates resulting from a postal rate change in France.
EBIT increased 38% in the quarter to $15 million and 3% in the year-to-date period to $53 million compared to the same periods in 2012 primarily due to ongoing cost reduction initiatives.

Enterprise Business Solutions
Enterprise Business Solutions revenue for the quarter was flat compared to the prior year quarter at $222 million and up 4% for the year-to-date period to $683 million compared to the 2012 year-to-date period. EBIT increased 6% in the quarter to $31 million compared to the prior year quarter, but decreased 11% in the year-to-date period to $99 million compared to the 2012 year-to-date period.
Production Mail
Revenue for the Production Mail segment increased 1% to $116 million and 7% to $360 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012. Equipment sales increased 6% in the quarter primarily due to the installation of a production printer in New Zealand and 24% in the year-to-date period primarily due to the installation of large production printers and inserters in North America. Supplies revenue for the quarter more than doubled the prior year amount and was up 83% for the year-to-date period compared to the 2012 year-to-date period primarily due to the growing base of production printers and inserting equipment.
EBIT for the quarter and year-to-date periods increased 5% to $11 million, and 20% to $34 million, respectively, compared to the prior year quarter and year-to-date periods, primarily due to the increase in revenue and cost-reduction and productivity improvement initiatives.

Presort Services
Revenue for the Presort Services segment decreased 1% to $105 million and was flat at $323 million in the quarter and year-to-date periods, respectively, compared to the same periods in 2012. While total presort mail volumes were up 1% in both the quarter and year-to-date periods compared to the prior year periods, revenue was negatively impacted by a shift from direct mail to first class mail and reduced discounts in certain presort categories.
EBIT for the quarter increased 6% to $20 million primarily due to ongoing expense reductions. EBIT for the year-to-date period decreased 21% to $65 million compared to the same period in 2012. EBIT for the prior year period includes an $11 million benefit from fire-related insurance recoveries. The remaining decrease is primarily due to margin compression.

Digital Commerce Solutions
Digital Commerce Solutions
Revenue for the Digital Commerce Solutions segment increased 9% in the quarter to $152 million compared to the prior year quarter primarily due to a $16 million increase in revenue from our ecommerce cross-border package delivery solution and $3 million of revenue from our VollyTM software. These increases were partially offset by lower marketing services fees of $7 million. EBIT for the quarter increased to $10 million from $3 million in the prior year quarter primarily due to higher revenue and cost-reduction and productivity improvement initiatives.
Revenue for the year-to-date period decreased 2% to $420 million and EBIT decreased 15% to $20 million compared to the prior year period. The decrease in revenue was primarily driven by lower worldwide software revenue of $17 million and lower marketing services fees of $17 million, partially offset by higher revenue from our ecommerce cross-border package delivery solution of $30 million. The decrease in EBIT was primarily driven by lower revenue. We continue to invest in the growth of our ecommerce offering but were able to offset the impact on EBIT with lower operating expenses from cost-reduction and productivity improvement initiatives.

Goodwill Impairment Testing
As a result of the change in reporting segments, we reallocated goodwill among some of our segments and performed the required goodwill impairment test. The impairment test for goodwill is a two-step approach. In the first step, the fair value of each reporting unit is compared to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill is then compared to the actual carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference.

Based on the results of the impairment tests, we determined that the estimated fair value of the reporting units impacted by the segment change exceeded their carrying value by 20% or more, except for the software operations business in our Digital Commerce Solutions segment. The estimated fair value of the software operations business exceeded its carrying value by 3%. The goodwill related to the software operations business was $684 million at September 30, 2013.

Significant estimates and assumptions are used in our goodwill impairment review and include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. The fair value of each reporting unit is determined based on a combination of techniques, including the present value of future cash flows, applicable multiples of competitors and multiples from sales of like businesses. The assumptions used to estimate fair value are based on projections incorporated in our current operating plans as well as other available information. The current operating plans include significant assumptions and estimates associated with sales growth, profitability and related cash flows, along with cash flows associated with taxes and capital spending. The determination of fair value also incorporates a risk-adjusted discount rate based on current interest rates and the economic conditions of the reporting unit. We also considered other assumptions that market participants may use. Changes in any of these estimates or assumptions could materially affect the determination of fair value for each reporting unit. Potential events and circumstances, such as the inability to acquire new clients, downward pressures on pricing and rising interest rates could have an adverse impact on our assumptions and result in non-cash impairment charges in future periods.

LIQUIDITY AND CAPITAL RESOURCES
We believe that cash generated from operations, existing cash and investments, borrowing capacity under our commercial paper program and our credit facility are currently sufficient to support our cash needs, including business operations, debt repayments, customer deposits and discretionary uses such as capital investments, dividends and share repurchases. Cash and cash equivalents and short-term investments were $780 million at September 30, 2013 and $950 million at December 31, 2012.
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

Cash Flow Summary
Net cash provided by operating activities for the nine months ended September 30, 2013 was $494 million compared to $405 million for the nine months ended September 30, 2012. The increase in cash flow from operations was driven by lower tax payments of $35 million, lower restructuring payments of $19 million and improved working capital, partially offset by the payment of the call premium and transaction fees in connection with the Tender Offer (see below). The prior year cash flow amount included a special pension plan cash contribution of $95 million.
Net cash used in investing activities for the nine months ended September 30, 2013 was $117 million compared to $61 million for the nine months ended September 30, 2012. Cash flow from investing activities in 2013 benefited from lower capital expenditures and the timing of investment maturities. Cash flow from investing activities in 2012 included proceeds of $106 million from the sale of leveraged lease assets.
Net cash used in financing activities for the nine months ended September 30, 2013 was $522 million compared to $777 million for the nine months ended September 30, 2012. See Financings and Capitalization section below for details of significant cash flows from financing activities.

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
As of September 30, 2013, there were no outstanding commercial paper borrowings. During the quarter, commercial paper borrowings averaged $33 million at a weighted-average interest rate of 0.42% and the maximum amount outstanding at any time was $100 million.
On October 1, 2013, we received cash of $392 million from the sale of PBMS NA. On November 4, 2013, we used this cash to redeem the remaining $300 million of 4.875% outstanding notes that were scheduled to mature August 2014. Total cash payments, including principal, accrued interest and make-whole payment, were $314 million. In connection with this redemption, we also unwound an interest rate swap. We will recognize a net loss in the fourth quarter of $7 million associated with this redemption.
Through September 30, 2013, we have redeemed a total of $780 million of debt. In June 2013, the $375 million 3.875% notes matured and were redeemed with cash. We also completed a cash tender offer (the Tender Offer) for a portion of our 4.875% Notes due 2014, our 5.0% Notes due 2015, and our 4.75% Notes due 2016 (the Subject Notes). Holders who validly tendered their notes received the principal amount of the notes tendered, all accrued and unpaid interest and a premium amount. An aggregate $405 million of the Subject Notes were tendered. We recognized a net loss of $25 million, consisting of the payment of the call premium and transaction fees, partially offset by the net gain from the write-off of unamortized costs and the unwinding of interest rate swap agreements.
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

Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws. Cash and cash equivalents held by our foreign subsidiaries were $413 million at September 30, 2013 and $219 million at December 31, 2012.
We paid dividends to our common stockholders in the amount of $151 million ($0.75 per share) for the nine months ended September 30, 2013 and $225 million ($1.125 per share) for the nine months ended September 30, 2012. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the amount and payment of a dividend. There are no material restrictions on our ability to declare dividends.

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

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 14 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in the 2012 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. As of September 30, 2013, we have remaining authorization to repurchase up to $50 million of our common stock. There were no share repurchases during the quarter ended September 30, 2013.

Item 6: Exhibits

Exhibit Number	Description	Status or incorporation by reference
10
Stock and Asset Purchase Agreement by and among Pitney Bowes Inc., Pitney Bowes Limited, Pitney Bowes of Canada Ltd., Pitney Bowes Management Services, Inc., Pitney Bowes Government Solutions, Inc. and ARSloane Acquisition, LLC, dated as of July 29, 2013
Incorporated by reference to Exhibit 2.1 to Form 8-K as filed with the Commission on July 31, 2013 (Commission file number 1-3579)
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

PITNEY BOWES INC.

Date:	November 8, 2013

/s/ Michael Monahan

Michael Monahan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Steven J. Green

Steven J. Green
Vice President – Finance and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description	Status or incorporation by reference

10
Stock and Asset Purchase Agreement by and among Pitney Bowes Inc., Pitney Bowes Limited, Pitney Bowes of Canada Ltd., Pitney Bowes Management Services, Inc., Pitney Bowes Government Solutions, Inc. and ARSloane Acquisition, LLC, dated as of July 29, 2013
Incorporated by reference to Exhibit 2.1 to Form 8-K as filed with the Commission on July 31, 2013 (Commission file number 1-3579)
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