Form 10-K
period 2013-12-31
PITNEY BOWES INC /DE/
filed 2014-02-21
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013    Commission file number: 1-3579
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $2,962,474,793 based on the closing sale price as reported on the New York Stock Exchange.
Number of shares of common stock, $1 par value, outstanding as of close of business on February 14, 2014: 202,535,480 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission (the Commission) no later than 120 days after our fiscal year end and to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 12, 2014, are incorporated by reference in Part III of this Form 10-K.

PITNEY BOWES INC.

PART I

ITEM 1. BUSINESS

General
Pitney Bowes Inc. (we, us, our, or the company), was incorporated in the state of Delaware in 1920. We are a global provider of technology solutions helping small, mid-sized and large firms connect to customers to build loyalty and grow revenue. We deliver our solutions on open platforms to best organize, analyze and apply public and proprietary data to two-way customer communications. We offer solutions for direct mail, transactional mail, customer engagement management and analytics and e-commerce parcel management, along with digital channel messaging for the Web, email and mobile applications. We continue to develop and invest in products, software, services and solutions that help our clients grow their business by more effectively communicating with their customers across physical, digital and hybrid channels.

For more information about us, our products, services and solutions, visit www.pb.com. Also, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto filed with, or furnished to, the Securities and Exchange Commission (the SEC), are available, free of charge, through the Investor Relations section of our website at www.pb.com/investorrelations or from the SEC's website at www.sec.gov, as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. The other information found on our website is not part of this or any other report we file with or furnish to the SEC.

You may also read and copy any document we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or request copies of these documents by writing to the Office of Public Reference. Call the SEC at (800) 732-0330 for further information on the operations of the Public Reference Room and copying charges.

Our Strategy and Business Segments
Our current strategy is to focus on three critical areas: stabilizing the mailing business, achieving operational excellence and driving growth within our digital commerce solutions segment. During 2013, we sold our International Management Services business (PBMSi), North America Management Services business (PBMS NA), Nordic furniture business and International Mailing Services business (IMS). Further, we made certain organizational changes and realigned our business units to reflect how we manage, review, analyze and measure our operations. Our business is now organized around three distinct sets of solutions -- Small and Medium Business (SMB) Solutions, Enterprise Business Solutions and Digital Commerce Solutions. See Note 17 to the Consolidated Financial Statements for financial information concerning our reporting segments.
Small and Medium Business Solutions
Within SMB Solutions, we provide a full range of mailing equipment and postage meters, maintenance and support services and supplies that enable our clients to efficiently create mail and evidence postage. We segment our SMB Solutions business between our North America operations, comprising the U.S. and Canadian businesses, and our International operations. We are a leading provider of postage meters and have approximately one million meters installed in North America and over three-hundred thousand meters installed elsewhere.
We also offer numerous shipping management solutions that enable our clients to select the best carrier based on need and cost, improve delivery times, track packages in real-time and reduce transportation and logistics costs. In addition, we offer scalable global logistics management systems that can be integrated into mail centers, as well as desktop and production shipping environments.
In the United States, we offer our clients who rent or lease our mailing equipment and postage meters a variety of financing solutions. Through our wholly owned subsidiary, The Pitney Bowes Bank (the Bank), we offer a revolving credit solution that enables our clients to finance their postage costs and supply purchases. The Bank also provides a deposit solution to those clients that prefer to prepay postage and earn interest on their deposits. The Bank is chartered as an Industrial Bank under the laws of the State of Utah, and regulated by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions.
This business is characterized by a high level of recurring revenue driven by rental, lease and loan arrangements, contract maintenance services and supply sales.
Enterprise Business Solutions
Enterprise Business Solutions includes equipment and services that enable large enterprises to process inbound and outbound mail. We segment our Enterprise Business Solutions group between our Production Mail operations and Presort Services operations.
Production Mail
Our product and service offerings enable our clients to create high-value, relevant and timely communications targeted to their customers. The core products within this segment include high-speed, high-volume inserting equipment, customized sortation products and high-speed digital color printing systems. Inserting equipment folds mail pieces and inserts them into envelopes, while sorting equipment enables clients to sort high-volumes of mail by zip code and realize reduced postage costs.

With our high-speed digital color printing systems, we offer our clients a "White Paper Factory" solution. Our White Paper Factory solution is an end-to-end solution that allows our clients to start with a simple roll of white paper, create and print mail pieces, insert these mail pieces into envelopes formed from the roll of white paper, apply the appropriate postage to the envelope, and finally sort the envelopes by zip code and realize reduced postage costs. We have a strategic alliance with a major printing products company to offer our clients high-volume professional quality production printers.
Presort Services
We are a national outsource provider of mail presort services for first-class and standard-class mail in the U.S. and a workshare partner of the United States Postal Service (USPS). Our Presort Services network provides mailers with end-to-end solutions from pick up at their location to delivery into the postal system. Approximately 90 billion pieces of U.S. first-class, standard-class and flat mail are processed annually by third-parties like us and through in-house operations. Through our network of 33 U.S. locations, and with our fully-customized proprietary technology, we process approximately nearly 15 billion pieces of mail annually and are able to expedite mail delivery and optimize postage savings for our clients. Our client volumes represent less than 25% of all automated first-class, standard-class and flat mail.

Digital Commerce Solutions
Within Digital Commerce Solutions (DCS), we provide a broad range of software solutions, customer engagement and communication solutions, data management products and solutions, e-commerce parcel management solutions and targeted direct marketing programs. Our digital commerce solutions are primarily delivered as traditional software licenses, enterprise platforms, software-as-a-service (SaaS) and on-demand applications.

Our software solutions integrate data quality, geocoding, location intelligence and predictive analytics into every-day workflows and business systems. Our location intelligence solutions enable our clients to organize and understand the complex relationships between geographic and other forms of data to drive business decisions. Our products and solutions use predictive analytics, geographic and socio-demographic characteristics of a consumer base or network to enable our clients to gain a more complete and accurate view of its business and more efficiently manage operations and drive revenue. Our robust, single-source global geocoding and reverse geocoding technologies cover more than 200 countries.

Our customer engagement solutions offer our clients a pathway to customer engagement creating value at every step and every touch point. With our customer engagement solutions, our clients can create, manage and control wide-spread customer communications in a coordinated, consistent and efficient manner. Coupled with our high-speed, high-volume inserting equipment, sortation products and digital printing systems, we are able to provide our clients an all-inclusive solution that enables them to create, print and distribute wide-spread targeted customer communications. Our solutions enable our clients to create positive connected experiences that positively influence future consumer behavior and generate stronger revenue growth and profits.

Our data management products and solutions, including our postal compliant address quality products, help companies harness and deliver a deep and broad understanding of their customers and their context, such as location, relationships, propensity, sentiment and influence. The trusted data and associated insights are crucial for supporting critical business needs such as personalized customer experience, managing risk and compliance, and improving sales, marketing and service effectiveness. We are one of the market leaders in the data quality segment with large corporations and government agencies deploying our products in very complex, high-volume, transactional environments to support their mission-critical business processes.

International markets for e-commerce trade are experiencing significant growth; however, shipping and tracking parcels cross borders have significantly higher shipping fees, import/export fees, duties, taxes and brokerage fees, strict regulations and restrictions, parcel tracking issues and complex customs documentation. For most merchants, determining the full costs to ship a parcel internationally can be difficult and uncertain, and often results in additional costs being charged to the buyer upon delivery or those additional costs being borne by the merchant.

Our cross-border e-commerce software platform is currently utilized by over 20 merchants enabling millions of transactions, providing virtually immediate commodity classifications and total landed cost calculations. We offer a suite of services that leverage this platform and our expertise in shipping management to enable merchants to accurately calculate the total costs to ship a parcel internationally, comply with all import/export complexities, restrictions, regulations and documentation requirements and provide reliable tracking information. We will continue to invest in our platform to enhance existing solutions, provide additional solutions and meet evolving client needs and expectations to capture this growth opportunity.

We offer targeted direct and digital marketing programs to large advertisers that enable them to connect with movers. Through a contract with the USPS, we produce a "Movers’ Guide" in both printed and digital format with targeted advertisers’ coupons that is available to movers when they complete a change of address form and a "Welcome Kit" with targeted advertisers’ coupons that is delivered to movers at their new address shortly after they move. We also offer digital advertising programs through MyMove.com, a move related web-site we own and operate.

Our digital mail delivery services include an interactive digital communications exchange in which businesses can communicate with consumers about important transactions via a variety of participating channels.

Support Services
We have a client care service organization of over 2,000 service technicians in North America and 900 service technicians internationally. Our technicians diagnose and repair our increasingly complex mailing equipment and sophisticated software solutions. Most of our support services are provided under annual maintenance contracts.

Sales and Marketing
We have begun implementing a phased roll-out of our new "go-to-market" strategy in our SMB businesses designed to improve the sales process and reduce costs by providing our clients broader access to products and services though online and direct sales channels. We also market our products and services through our sales force, direct mailings, outbound telemarketing and independent distributors. We sell to a variety of business, governmental, institutional and other organizations. We have a broad base of clients and we are not dependent upon any one client or type of client for a significant part of our total revenue.

Competition
All of our businesses face competition from a number of companies. Our competitors range from large, multinational companies that compete against many of our businesses to smaller, more narrowly focused regional and local firms. We compete on the basis of technology and innovation; breadth of product offerings; our ability to design and tailor solutions to specific client needs; performance; client service and support; price; quality and brand.

We must continue to invest in our current technologies, products and solutions, and in the development of new technologies, products and solutions in order to maintain and improve our competitive position. As we transition to higher value markets and offerings, and enter new markets, we will encounter new competitors.

A summary of the competitive environment for our business segments is as follows:

Small & Medium Business Solutions
We are a global market leader in postage meter placements. In addition to competition from other mail machine companies, we face competition from companies that offer products and services as alternative means of message communications. The principal competitive factors in these markets include price, product reliability, support services, industry knowledge and expertise and attractiveness of alternative communication methods. Our competitive advantage includes our breadth of product offerings, our innovative web-based digital products, customer service and our extensive knowledge of the mailing industry.

Enterprise Business Solutions
Production Mail
We face competition from a small number of companies that offer large production printers, inserters or sorters, but only a few companies are able to offer all of these products and integrate them into an end-to-end solution. We also face competition for support services from outsource providers. The principal competitive factors in this business segment include functionality, reliability, productivity, price and support. We believe we have a competitive advantage as our equipment provides a wider range of features and functionality and greater productivity than our competitors, which drives a higher investment return for our clients.

Presort Services
We are a significant third-party presort service provider in the United States and the only provider with a national network. We primarily face competition from smaller regional and local presort providers. We also compete for the business of some large entities which have the capability to presort their own mailings in-house, but these businesses generally do not compete directly with us for additional business and volumes. The principal competitive factors in this segment include innovative service, delivery speed, industry experience and expertise and economies of scale. Our competitive advantage includes our extensive network, size of our presort facilities and our innovative and proprietary technology that enables us to provide our clients with reliable and accurate services at maximum discounts.

Digital Commerce Solutions
The Digital Commerce Solutions segment operates in several highly competitive and rapidly evolving markets. We face competition from large global companies that offer a broad range of solutions to smaller, more narrowly-focused companies that can design very targeted solutions. The principal competitive factors in this segment include reliability, functionality and ease of use, scalability, innovation, support services and price. We compete in this segment based on the accuracy and processing speed of our solutions, particularly those used in our location intelligence and e-commerce parcel management solutions. The breadth and scalability of our products and solutions, our single-sourced geocoding and reverse geocoding capabilities and our ability to identify rapidly changing customer needs and requirements and develop technologies and solutions to meet these changing needs and requirements are also key factors.

Our direct marketing services products compete for a portion of our clients' overall marketing budget by demonstrating the value of our products and services relative to other marketing programs available to our advertising clients.

Customer Financing
We offer a variety of finance and payment solutions to our clients to finance their equipment and product purchases, rental and lease payments, postage replenishment and supplies purchases. We establish credit approval limits and procedures based on the credit quality of the client and the type of product or service provided to control risk in extending credit to clients. In addition, we utilize an automatic approval program for certain leases. This program is designed to facilitate low dollar transactions by utilizing historical payment patterns and losses realized for clients with common credit characteristics. The program defines the criteria under which we will accept a client without performing a more detailed credit investigation, such as maximum equipment cost, a client's time in business and payment experience.

We closely monitor the portfolio by analyzing industry sectors and delinquency trends by product line, industry and client to ensure reserve levels and credit policies reflect current trends. Management continues to closely monitor credit lines, collection resources and revise credit policies as necessary to be more selective in managing the portfolio.

We provide financing solutions to our clients through the Bank. The Bank's key product offering, Purchase Power, is a revolving credit solution, which enables clients to rent, lease or purchase products, supplies and services. The Bank also provides a deposit solution to those clients that prefer to prepay postage and earn interest on their deposits. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions. The Bank's assets consist primarily of cash, finance receivables and investments and liabilities consist primarily of deposit accounts. At December 31, 2013 and December 31, 2012, the Bank had assets of $779 million and $796 million, respectively, and liabilities of $734 million and $733 million, respectively.

Our financing operations face competition, in varying degrees, from large, diversified financial institutions, including leasing companies, commercial finance companies and commercial banks, to small, specialized firms.

Research, Development and Intellectual Property
We invest in research and development programs to develop new products and service offerings and deliver high value technology, innovative software and differentiated services in high value segments of the market. We will continue to invest a substantial percentage of our total research and development budget in the growth areas of our business to develop, among other things, new customer engagement, location intelligence and e-commerce cross-border parcel management solutions. Our expenditures for research and development were $110 million, $114 million and $129 million in 2013, 2012 and 2011, respectively.
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

Employees and Employee Relations
At December 31, 2013, we have approximately 11,400 employees in North America and 4,700 employees internationally. We believe that our current relations with employees are good. Management follows the policy of keeping employees informed of decisions and encourages and implements employee suggestions whenever practicable.

Executive Officers of the Registrant
Our executive officers are as follows:

Name	Age	Title	Executive Officer Since
Marc B. Lautenbach	52	President and Chief Executive Officer	2012
Daniel J. Goldstein	52	Executive Vice President and Chief Legal and Compliance Officer	2010
Abby F. Kohnstamm	60	Executive Vice President and Chief Marketing Officer	2013
Michael Monahan	53	Executive Vice President and Chief Financial Officer	2005
Roger J. Pilc	46	Executive Vice President and Chief Innovation Officer	2013
Mark Shearer	57	Executive Vice President and President, Pitney Bowes SMB Mailing Solutions	2013
Johnna G. Torsone	63	Executive Vice President and Chief Human Resources Officer	1993
Mark F. Wright	58	Executive Vice President and President, Pitney Bowes Digital Commerce Solutions	2013
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

Ms. Kohnstamm joined the Company as Executive Vice President and Chief Marketing Officer in June 2013. Before joining Pitney Bowes, Ms. Kohnstamm served as President of Abby F. Kohnstamm & Associates, Inc., a marketing and consulting firm.

Mr. Pilc joined the Company as Executive Vice President and Chief Innovation Officer in June 2013. Before joining Pitney Bowes, Mr. Pilc served as General Manager at CA Technologies, where he was responsible for the company’s Industries, Solutions and Alliances unit.

Mr. Shearer joined the Company as Executive Vice President and President, Pitney Bowes SMB Mailing Solutions in April 2013. Before joining Pitney Bowes, Mr. Shearer held numerous positions during his 30 year career at IBM, including general management, business and product strategy, and marketing. Before his retirement from IBM in 2010, Mr. Shearer served as Vice President, Marketing and Strategy for IBM’s $20 billion hardware business.

Mr. Wright joined the Company as Executive Vice President and President, Pitney Bowes Software Solutions in April 2013. On February 10, 2014, the board of directors elected him to the office of Executive Vice President and President, Pitney Bowes Digital Commerce Solutions. Before joining Pitney Bowes, Mr. Wright served as Executive Vice President, Enterprise Solutions Group, Information Global Solutions, leading 15 business units with $512 million in revenues.

ITEM 1A. RISK FACTORS

In addition to the disclosures and other information discussed in this report, the following risk factors should be considered in evaluating our business. We manage and mitigate these risks on a proactive basis, including through the use of an enterprise risk management program. Nevertheless, the following risk factors, some of which may be beyond our control, could materially impact our business, financial condition, results of operations, brand and reputation, and may cause future results to be materially different than our current expectations. These risk factors are not intended to be all inclusive.

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

If we are not successful at addressing the challenges that face our mailing business as we transition to more digital offerings and other services, our results of operations and profitability could be adversely impacted.
The volume of physical mail delivered via traditional postal services has been declining and is projected to continue to decline through the end of the decade. The historical decline in mail volumes has had an adverse impact on our revenues and profitability and is expected to continue to influence our revenue and profitability in the future. We have embarked upon a set of new strategies to stabilize our mailing business by providing our clients broader access to products and services through online and direct sales channels, the introduction of new products and services and the transition of our current products and services to more digital offerings, while implementing cost efficiencies in our sales support processes. The margins associated with these digital offerings are typically lower than our traditional mailing business and there is no guarantee that these offerings will be widely accepted in the marketplace. Further, if they are accepted, they will face competition from existing and emerging alternative products and services.
Even if the above strategies are successful at stabilizing our mailing business, an accelerated or sudden decline in physical mail volumes could have an adverse effect on our mailing business. An accelerated or sudden decline could result from, among other things, changes in our clients' communication behavior, changes in communications technologies or legislation or regulations that mandate electronic substitution, prohibit certain types of mailings, increase the difficulty of using information or materials in the mail, or impose higher taxes or fees on mailing or postal services.
If we are not successful at implementing the strategies to stabilize our mailing business, or if physical mail volumes were to experience an accelerated or sudden decline, our client base, market share and financial results could be negatively impacted.

We may not be successful in the development, marketing and sales of our digital commerce solutions products, which could adversely affect our revenues and profitability.
We are executing on a strategy to grow revenue significantly in our Digital Commerce Solutions segment, including allocating a significant percentage of our total research and development budget to this segment to develop, among other things, new customer engagement, location intelligence and e-commerce cross-border parcel management solutions. The process of developing new technologies, products and solutions can be costly and uncertain, and if we are not successful at identifying rapidly changing customer needs and developing new technologies and solutions to meet these needs at competitive prices, our revenue and profitability could be adversely affected.

We depend on third-party suppliers and outsource providers and our business could be adversely affected if we fail to manage these constituents effectively.
We depend on third-party suppliers and outsource providers for a variety of services, components and supplies, including a large portion of our product manufacturing and some non-core functions and operations. In certain instances, we rely on single sourced or limited sourced suppliers and outsourcing vendors around the world because doing so is advantageous due to quality, price or lack of alternative sources. If production or services were interrupted and we were not able to find alternate third-party suppliers, we could experience disruptions in manufacturing and operations including product shortages, higher freight costs and re-engineering costs. If outsourcing services were interrupted, not performed, or the performance was poor, our ability to process, record and report transactions with our clients and other constituents could be impacted. Such interruptions in the provision of supplies and/or services could impact our ability to meet client demand, damage our reputation and client relationships and adversely affect our revenue and profitability.

Capital market disruptions and credit rating downgrades could adversely affect our ability to provide financing services to our clients and to fund various discretionary priorities, including business investments, acquisitions and dividend payments.
Our continued ability to provide financing services to our clients for equipment, postage and supplies purchases to our clients is largely dependent upon our continued access to the U.S. capital markets. We are currently funding our financing activities with a combination of cash generated from operations, deposits held in the Bank and commercial paper and other borrowings. Our ability to access the U.S. capital markets and the cost associated with our funding activities is dependent on our credit ratings and market volatility.
A credit ratings downgrade, material capital market disruptions, significant withdrawals by depositors at the Bank, adverse changes to our industrial loan charter or a significant decline in cash flow could impact our ability to provide competitive finance offerings to our clients. In addition, if such events occurred, there can be no assurance that liquidity funding sources would be available or sufficient and that related costs would not adversely impact our ability to fund various discretionary priorities, including business investments, acquisitions and dividend payments.

Failure to comply with privacy laws and other related regulations could subject us to significant liability and damage our reputation.
Several of our businesses use, process and store proprietary information and confidential data relating to our businesses, clients and employees. Privacy laws and similar regulations in many jurisdictions where we do business, as well as contractual provisions, require that we take significant steps to safeguard this information. These laws are continuing to evolve. We have security systems and procedures in place designed to protect against unauthorized access to such information. However, there is no guarantee that experienced computer programmers or hackers will not be able to breach our security systems and misappropriate confidential information. Any significant violations of data privacy, disclosure of other confidential information or failure to comply with any of these laws, regulations or contract provisions could damage our reputation and business and subject us to significant costs and/or liability. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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
We rely on copyright, trade secret, patent and other intellectual property laws in the United States and similar laws in other countries to establish and protect proprietary rights that are important to our business. If we fail to enforce our intellectual property rights, our business may suffer. We, our clients, or our suppliers, may be subject to third-party claims of infringement on intellectual property rights. These claims, if successful, may require us to redesign affected products, enter into costly settlement or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products.

We may not realize the anticipated benefits of strategic acquisitions and divestitures, which may harm our financial results.
As we increase our focus towards providing more digital technology and software solutions while maintaining a leadership role in the mailing industry, we may divest certain businesses or make strategic acquisitions. These divestitures and acquisitions may involve significant risks and uncertainties, which could have an adverse effect on our operating results, including:

•	the loss of key employees or clients of businesses acquired or divested;

•	significant charges to earnings for employee severance and other restructuring costs, goodwill and asset impairments and legal, accounting and financial advisory fees;

•	difficulties in achieving anticipated benefits or synergies from acquisitions and divestitures;

•
difficulties in integrating newly acquired businesses and operations, including combining product and service offerings and entering new markets, or reducing fixed costs previously associated with divested assets or businesses; and

•	difficulties in identifying and separating intellectual property to be divested from intellectual property we wish to keep.

If we are not successful at realizing the anticipated benefits of strategic acquisitions and divestitures, our financial results could be negatively impacted.

If we fail to comply with government contracting regulations, our operating results, brand name and reputation could suffer.
We have a significant number of contracts with governmental entities. Government contracts are subject to extensive and complex procurement laws and regulations, along with regular audits of contract pricing and our business practices by government agencies. If we are found to have violated some provisions of these contracts, we could be required to provide a refund, pay significant damages, or be subject to contract cancellation, civil or criminal penalties, fines or debarment from doing business with the government. Any of these events could not only affect us financially, but also adversely affect our brand and reputation.

Our operations expose us to the risk of material environmental liabilities, litigation and violations.
We are subject to various federal, state, local and foreign environmental protection and health and safety laws governing, among other things:

•	the generation, storage, use and transportation of hazardous materials;

•	emissions or discharges of substances into the environment;

•	the cleanup of contaminated sites;

•	substances that may be subject to regulation in the manufacture, distribution, use or disposal of our products; and

•	the health and safety of our employees.
Environmental laws are complex, change frequently and have tended to become more stringent over time. If we are found to have violated these laws, we could be fined, criminally charged or otherwise sanctioned by regulators. In addition, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. Certain environmental laws can assess liability on contaminated sites retroactively, on a joint and several basis, and without any finding of noncompliance or fault. From time to time, we may be involved in litigation over these issues. The amount and timing of costs under environmental laws are difficult to predict and there can be no assurance that these costs will not materially adversely affect our financial condition, results of operations or cash flows.

We may not realize the anticipated benefits from our planned implementation of a new Enterprise Resource Planning (ERP) system.
We will begin implementing a new ERP system in 2014. The implementation will occur in stages and is expected to provide operating cost savings through the elimination of redundant systems and strategic efficiencies through the use of a standardized, integrated system. We will make a significant investment and incur incremental expenses over the course of the implementation of this ERP system. If the implementation of the system is not successful, the operating cost savings and strategic efficiencies may not be obtained or sustainable.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own or lease numerous facilities worldwide, which house general offices, sales offices, service locations, data centers and call centers. We conduct research and development, manufacturing and assembly, product management, IT and many other activities at our Global Technology Center located in Danbury, Connecticut. We also have research and development facilities located in Noida, India and Pune, India.
Our corporate headquarters is located in a building that we own in Stamford, Connecticut. In the third quarter of 2013, we entered into an agreement to sell this building. We will lease a smaller corporate headquarters in Stamford, Connecticut and relocate many of our employees to other facilities located in the Connecticut area by mid-2014.
Management believes that our facilities are well maintained, are in good operating condition and are suitable and adequate for our current business needs.

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

In December 2013, we received a Civil Investigative Demand (CID) from the Department of Justice (DOJ) pursuant to the False Claims Act requesting documents and information relating to compliance with certain postal regulatory requirements in our Presort Services business. We had previously provided information to the DOJ in response to letter requests and continue to provide information in response to the CID and other requests from the DOJ. Given the current stage of this inquiry, we cannot provide an estimate of any possible losses or range of loss and we cannot yet predict the ultimate outcome of this matter or its impact, if any, on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol "PBI" and is principally traded on the New York Stock Exchange (NYSE). At January 31, 2014, we had 19,566 common stockholders of record. The following table sets forth the high and low sales prices, as reported on the NYSE, and the cash dividends paid per share of common stock, for the periods indicated.

	Stock Price		Dividend Per Share
	High	Low
Year Ended December 31, 2013
First Quarter	$15.56	$10.71	$0.375
Second Quarter	$16.43	$13.12	0.1875
Third Quarter	$18.82	$13.76	0.1875
Fourth Quarter	$24.18	$18.21	0.1875
			$0.9375
Year Ended December 31, 2012
First Quarter	$19.65	$17.45	$0.375
Second Quarter	$17.87	$12.81	0.375
Third Quarter	$15.27	$12.64	0.375
Fourth Quarter	$14.73	$10.34	0.375
			$1.50

Share Repurchases
There were no shares of common stock repurchased in 2013 or 2012. However, we may periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes. At December 31, 2013, we have remaining authorization to repurchase up to $50 million of our common stock.

Stock Performance Graph
The accompanying graph and table below compares the most recent five-year share performance of Pitney Bowes, the Standard and Poor's (S&P) 500 Composite Index and a Peer Group. On a total return basis, assuming reinvestment of all dividends, $100 invested in our common stock, the S&P 500 Composite Index and the Peer Group on December 31, 2008 would have been worth $132, $228, and $247, respectively, on December 31, 2013.

Our Peer Group is comprised of the following companies: Agilent Technologies Inc., Alliance Data Systems Corp., Avery Dennison Corp., Diebold Inc., R.R. Donnelley & Sons Co., DST Systems, Inc., Fiserv Inc., Harris Corp., Iron Mountain Inc., Lexmark International, Inc., NCR Corp., Pitney Bowes Inc., Rockwell Automation Inc., Unisys Corp. and Xerox Corporation.

All information is based upon data independently provided to us by Standard & Poor's Corporation and is derived from their official total return calculation. Total return for the S&P 500 Composite Index and the Peer Group is based on market capitalization, weighted for each year. The stock price performance is not necessarily indicative of future stock price performance.

	Indexed Returns December 31,
Company Name / Index	2008	2009	2010	2011	2012	2013
Pitney Bowes	$100	$95	$108	$89	$57	$132
S&P 500	$100	$126	$146	$149	$172	$228
Peer Group	$100	$129	$156	$142	$162	$247

ITEM 6. SELECTED FINANCIAL DATA

Amounts in the table below have been recast to reflect the results of PBMS, the Nordic furniture business and IMS as discontinued operations (see Note 19 to the Consolidated Financial Statements). The following table of selected financial data should be read in conjunction with the more detailed consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Total revenue	$3,869,401	$3,915,064	$4,125,341	$4,217,505	$4,270,267

Amounts attributable to common stockholders:
Net income from continuing operations	$301,733	$395,684	$437,593	$263,444	$343,051
(Loss) income from discontinued operations	(158,898)	49,479	179,887	28,935	80,394
Net income - Pitney Bowes Inc.	$142,835	$445,163	$617,480	$292,379	$423,445

Basic earnings per share attributable to common stockholders (1):
Continuing operations	$1.50	$1.97	$2.17	$1.27	$1.66
Discontinued operations	(0.79)	0.25	0.89	0.15	0.39
Net income - Pitney Bowes Inc.	$0.71	$2.22	$3.06	$1.42	$2.05

Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$1.49	$1.96	$2.16	$1.27	$1.65
Discontinued operations	(0.78)	0.25	0.89	0.14	0.39
Net income - Pitney Bowes Inc.	$0.70	$2.21	$3.05	$1.41	$2.04

Cash dividends paid per share of common stock	$0.9375	$1.50	$1.48	$1.46	$1.44

Balance sheet data:
	December 31,
	2013	2012	2011	2010	2009
Total assets	$6,772,708	$7,859,891	$8,147,104	$8,444,023	$8,571,039
Long-term debt	$3,346,295	$3,642,375	$3,683,909	$4,239,248	$4,213,640
Total debt	$3,346,295	$4,017,375	$4,233,909	$4,289,248	$4,439,662
Noncontrolling interests (Preferred stockholders' equity in subsidiaries)	$296,370	$296,370	$296,370	$296,370	$296,370

(1)	The sum of earnings per share may not equal the totals due to rounding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in this Form 10-K may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as "estimate", "target", "project", "plan", "believe", "expect", "anticipate", "intend", and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	mailers’ utilization of alternative means of communication or competitors’ products

•	access to capital at a reasonable cost to continue to fund various discretionary priorities, including business investments, acquisitions and dividend payments

•	timely development and acceptance of new products and services

•	successful entry into new markets

•	success in gaining product approval in new markets where regulatory approval is required

•	changes in postal or banking regulations

•	interrupted use of key information systems

•	our ability to successfully implement a new ERP system and fully realize the related savings and efficiencies

•	third-party suppliers’ ability to provide product components, assemblies or inventories

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	changes in privacy laws

•	intellectual property infringement claims

•	regulatory approvals and satisfaction of other conditions to consummate and integrate any acquisitions

•	negative developments in economic conditions, including adverse impacts on customer demand

•	our success at managing customer credit risk

•	significant changes in pension, health care and retiree medical costs

•	changes in interest rates, foreign currency fluctuations or credit ratings

•	income tax adjustments or other regulatory levies for prior audit years and changes in tax laws, rulings or regulations

•	impact on mail volume resulting from concerns over the use of the mail for transmitting harmful biological agents

•	changes in international or national political conditions, including any terrorist attacks

•	acts of nature
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements contained in this report. All table amounts are presented in millions of dollars, unless otherwise stated.
Overview
During the year, we sold our global Management Services business (PBMS), Nordic furniture business and International Mail Services business (IMS). Further, we made certain organizational changes and realigned our business units and segment reporting to reflect the clients we serve, the solutions we offer, and how we manage, review, analyze and measure our operations. Our historical results have been recast to present the operating results of divested businesses as discontinued operations and our segment results have been recast to conform to our new segment reporting.

Revenue for 2013 decreased 1% to $3,869 million compared to $3,915 million in 2012 as growth in equipment sales, supplies sales and business services were offset by declines in rentals and financing revenue, software licensing revenue and support services. Rentals and financing revenue decreased 5% and 7%, respectively, due to a decline in the number of installed meters worldwide and lower equipment sales in prior periods. Support services revenue decreased 4% due to fewer mailing machines in service and software revenue declined 3% due to constrained public sector spending and lower North America licensing revenue. Equipment sales grew 2% driven by higher sales of production printers globally and sorting equipment in North America. Supplies sales increased 2% primarily due to the growing base of production print equipment installations and stabilization of supplies sales for our postage meter business. Business services revenue increased 6% primarily from increased demand and volumes from our e-commerce cross-border parcel management solutions.

Net income from continuing operations and earnings per diluted share for 2013 were $302 million and $1.49, respectively, compared to $396 million and $1.96, respectively, in 2012. The decrease in 2013 was primarily due to higher restructuring charges and losses related to the early redemption of debt, as well declines in some of our high margin recurring revenue streams.

For the year, we generated cash flow from operations of $625 million, received $390 million from the sale of businesses and issued $412 million of long-term debt. We used these proceeds to redeem long-term debt of $1,079 million, pay dividends of $207 million and fund capital investments of $138 million. At December 31, 2013, cash and cash equivalents and short-term investments were $939 million.

Outlook
We continue to focus on three critical areas: stabilizing the mailing business, achieving operational excellence and driving growth in our Digital Commerce Solutions segment.
Within the Small & Medium Business Solutions group, we expect revenue and profitability growth to continue to be challenged by the decline in physical mail volumes. However, we anticipate revenue and profitability trends will show continued improvement in 2014, due in part to the implementation of a new "go-to-market" strategy in North America that provides our clients broader access to products and services through online and direct sales channels, broader solutions to serve the rapid growth in parcel shipments and a more agile workforce. In addition, postal agencies in North America recently announced discounts for postage meter users, which are anticipated to enhance the value proposition of meter usage in North America and further stabilize recurring stream revenues. Within our international mailing markets, we are continuing to expand sales of our Connect+TM mailing systems. In addition, the stabilization in the international meter population which began in 2013 is expected to continue in 2014, resulting in the continued improvement in recurring stream revenue trends.
Within the Enterprise Business Solutions group, we expect demand for our production mail inserter and sortation equipment and high-speed production print equipment to continue; however, we do not anticipate similar growth rates in 2014 due to significant sales of production printers during 2013. Within our Presort Services segment, we expect increasing revenue due to workshare improvements and new sales opportunities.
In our Digital Commerce Solutions segment, we anticipate growth to be driven by continued demand for our location intelligence, customer data and engagement solutions and increasing volumes associated with our e-commerce cross-border parcel management solutions.
We will begin work on the initial phases of a new global ERP system in 2014. The implementation of the ERP system will occur in stages and is anticipated to be a multi-year process. We will make a significant investment and incur incremental expenses over the course of the implementation of this system. In 2014, we anticipate these expenses could approximate $0.10 per diluted share. The ERP system is expected to provide operating cost savings through the elimination of redundant systems and strategic efficiencies through the use of a standardized, integrated system.

Our growth initiatives continue to focus on leveraging our expertise in physical communications with our expanding capabilities in digital and hybrid communications and developing products, software, services and solutions that help our clients grow their businesses by more effectively communicating with their customers.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

Revenue
	Year Ended December 31,			% change
	2013	2012	2011	2013	2012
Equipment sales	$889	$870	$938	2%	(7)%
Supplies	290	283	308	2%	(8)%
Software	398	413	427	(3)%	(3)%
Rentals	522	552	601	(5)%	(8)%
Financing	461	495	547	(7)%	(10)%
Support services	678	708	724	(4)%	(2)%
Business services	631	594	580	6%	2%
Total revenue	$3,869	$3,915	$4,125	(1)%	(5)%

Cost of revenue
	Year Ended December 31,
	2013		2012		2011
	$	% of revenue	$	% of revenue	$	% of revenue
Cost of equipment sales	$439	49.4%	$402	46.2%	$414	44.2%
Cost of supplies	91	31.5%	88	30.9%	97	31.6%
Cost of software	111	27.8%	115	28.0%	119	27.8%
Cost of rentals	105	20.2%	115	20.9%	139	23.0%
Financing interest expense	81	17.6%	81	16.4%	88	16.0%
Cost of support services	420	61.9%	440	62.2%	452	62.5%
Cost of business services	450	71.3%	396	66.7%	400	68.9%
Total cost of revenue	$1,697	43.9%	$1,637	41.8%	$1,709	41.4%

Equipment sales
Equipment sales revenue increased 2% to $889 million in 2013 compared to 2012. Higher sales of production printers globally and sorting equipment in North America drove a 4% increase in equipment sales; however, lower mailing equipment sales in North America accounted for a 2% decrease in equipment sales. Cost of equipment sales as a percentage of revenue increased to 49.4% compared to 46.2% in the prior year primarily due to a higher mix of production printers, which have a lower margin relative to other products.

Equipment sales revenue decreased 7% to $871 million in 2012 compared to 2011 as worldwide economic conditions continued to impact customer purchasing behavior. Foreign currency translation had an unfavorable impact on revenue of 1%. Cost of equipment sales as a percentage of revenue increased to 46.2% compared with 44.2% in the prior year primarily due to a higher mix of lower margin product sales, pricing pressure on competitive placements and a decline in the number of lease extensions relative to the prior year.

Supplies
Supplies revenue increased 2% to $290 million in 2013 compared to 2012, primarily due to supply sales related to the growing base of production print equipment installations. Supplies sales for our postage meter business were down less than 1% due to higher ink sales in the U.K. and a slowing decline in worldwide meter population trends. Cost of supplies as a percentage of revenue increased to 31.5% compared to 30.9% in the prior year primarily due to lower relative margins on supplies for production print equipment.
Supplies revenue decreased 8% to $283 million in 2012 compared to 2011 primarily due to reduced mail volumes, fewer installed meters worldwide and lower ink and toner sales. Foreign currency translation had a 2% unfavorable impact on revenue. Cost of supplies as a percentage of revenue was 30.9% compared with 31.6% in the prior year primarily due to a favorable mix of higher margin core supplies sales.

Software
Software revenue decreased 3% to $398 million in 2013 compared to 2012, primarily due to constrained public sector spending, especially in our international markets, and lower licensing revenue in North America. This decrease was partially offset by licensing revenue from our digital mail delivery service offering. Cost of software as a percentage of revenue improved slightly to 27.8% compared to 28.0% in the prior year.
Software revenue decreased 3% to $413 million in 2012 compared to 2011 primarily due to weak economic conditions and constrained public sector spending in Europe and lower sales in Asia Pacific. Cost of software as a percentage of revenue was relatively unchanged at 28.0% compared with 27.8% in the prior year.

Rentals
Rentals revenue decreased 5% to $522 million in 2013 compared to 2012, primarily due to a decline in our installed meter base in North America and a customer-driven change in mix from rental to equipment sales in France. Cost of rentals as a percentage of revenue improved to 20.2% compared with 20.9% in the prior year mainly due to lower depreciation expense.
Rentals revenue decreased 8% to $552 million in 2012 compared to 2011 primarily due to declines in North America from fewer meters in service and lower rentals in France due to a customer-driven change in mix from rental to equipment sales. Foreign currency translation had an unfavorable impact on revenue of 1%. Cost of rentals as a percentage of revenue improved to 20.9% compared with 23.0% in the prior year primarily due to lower depreciation expense.

Financing
Financing revenue decreased 7% in 2013 compared to 2012, and 10% in 2012 compared to 2011, primarily due to declining equipment sales in prior periods. Financing interest expense as a percentage of revenue was 17.6%, 16.4% and 16.0% in 2013, 2012 and 2011, respectively. The year-over-year increases were due to higher effective interest rates. Financing interest expense represents our cost of borrowing associated with the generation of financing revenue. In computing financing interest expense, we assume a 10:1 leverage ratio of debt to equity and apply our overall effective interest rate to the average outstanding finance receivables.

Support Services
Support services revenue decreased 4% to $678 million in 2013 compared to 2012, primarily due to a decline in equipment maintenance revenue resulting from fewer mailing and production machines in service. Cost of support services as a percentage of revenue improved slightly to 61.9% in 2013 compared with 62.2% in 2012.
Support services revenue decreased 2% to $708 million in 2012 compared to 2011, driven primarily by the impact of foreign currency translation. Cost of support services as a percentage of revenue improved slightly to 62.2% in 2012 compared with 62.5% in 2011.

Business Services
Business services revenue increased 6% to $631 million in 2013 compared to 2012. Revenue from our cross-border parcel management solutions increased revenue by 10%, but lower marketing services fees resulting from certain contract renewals decreased revenue by 4%. Cost of business services as a percentage of revenue increased to 71.3% in 2013 compared to 66.7% in 2012 primarily due to continuing investment in our cross-border parcel management solutions and lower marketing services fees.
Business services revenue increased 2% to $594 million in 2012 compared to 2011. Revenue in our Presort Services operation increased 8%; however, a fire in 2011 adversely impacted 2011 revenue by $20 million. Excluding this impact, revenue in 2012 increased 2% primarily due to higher standard mail volumes. Cost of business services as a percentage of revenue improved to 66.7% in 2012 compared to 68.9% in 2011 primarily due to the impact of the fire in 2011.

Selling, general and administrative (SG&A)
SG&A expense decreased 5% in 2013 to $1,432 million compared to 2012 primarily driven by lower employee-related costs resulting from ongoing restructuring actions and productivity initiatives.
SG&A expense decreased 5% in 2012 to $1,503 million compared to 2011 primarily driven by lower employee-related costs resulting from ongoing restructuring actions and productivity initiatives, and to a lesser extent, lower intangible asset amortization expense and credit loss and bad debt provisions.

Restructuring charges and asset impairments
In 2013, we initiated actions designed to enhance our responsiveness to changing market conditions, further streamline our business operations, reduce our cost structure and create long-term flexibility to invest in growth. We anticipate that these primarily cash related actions will result in restructuring charges in the range of $75 to $125 million, which will be recognized as specific initiatives are approved and implemented. We anticipate annualized pre-tax benefits of $100 to $125 million, net of investments, from these actions, and expect to reach this benefit run rate by 2015. These actions resulted in net restructuring charges of $60 million (including $2 million related to discontinued operations). Also during 2013, we entered into an agreement to sell our corporate headquarters building and recorded a non-cash asset impairment charge of $26 million. We expect to close on this sale by mid-year 2014.
In 2012, we implemented actions to streamline our business operations and reduce our cost structure that resulted in net restructuring charges of $23 million (including $6 million related to discontinued operations).
In 2011, restructuring charges represent charges taken in connection with a series of strategic transformation initiatives announced in 2009. These initiatives were designed to transform and enhance the way we operated as a global company, enhance our responsiveness to changing market conditions and create improved processes and systems and were implemented over a three year period through 2011. Net restructuring charges were $135 million, including charges related to discontinued operations.

Other expense (income), net
Other expense, net for 2013 of $33 million consists of the costs associated with the early redemption of debt during the year. See Liquidity and Capital Resources - Financings and Capitalization for a detailed discussion.
Other expense, net in 2012 includes losses of $6 million on a forward rate swap agreement, $2 million on the early redemption of debt and $4 million on the sale of leveraged lease assets offset by income of $11 million from insurance proceeds received in connection with the 2011 presort facility fire.
Other income, net in 2011 includes income of $27 million from insurance proceeds received in connection with the presort facility fire offset by a loss of $7 million on the sale of leveraged lease assets.

Income taxes
See Note 8 to the Consolidated Financial Statements.

Discontinued operations
Discontinued operations include goodwill impairment charges of $101 million, $18 million and $130 million and asset impairment charges of $15 million, $17 million and $17 million for the years ended December 31, 2013, 2012 and 2011, respectively. Also included in discontinued operations are asset impairment charges of $15 million, $17 million and $17 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 19 to the Consolidated Financial Statements for further discussion.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests
See Note 9 to the Consolidated Financial Statements.

Business Segments
During 2013, we changed our reporting segments in response to organizational changes made that realigned our business units to reflect the clients served and solutions offered and how we manage, review, analyze and measure our operations. Historical segment results have been recast to conform to our current presentation and to exclude discontinued operations. The principal products and services of each of our reporting segments are as follows:
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

Enterprise Business Solutions:
Production Mail: Includes the worldwide revenue and related expenses from the sale, support and other professional services of our high-speed, high-volume inserting and sortation equipment and production printer systems to large enterprise clients to process inbound and outbound mail.
Presort Services: Includes revenue and related expenses from presort mail services for our large enterprise clients to qualify large mail volumes for postal worksharing discounts.

Digital Commerce Solutions:
Digital Commerce Solutions: Includes the worldwide revenue and related expenses from (i) the sale and support services of non-equipment-based mailing, customer engagement, geocoding and location intelligence software; (ii) our cross-border e-commerce solutions; (iii) direct marketing services for targeted clients; and (iv) our digital mail delivery service offering.
Segment earnings before interest and taxes (EBIT) is determined by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and impairment charges, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides investors with an analysis of the company's operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. Refer to Note 17 to the Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes.
Revenue and EBIT by business segment are presented in the tables below.

	Revenue
	Year Ended December 31,			% change
	2013	2012	2011	2013	2012
North America Mailing	$1,723	$1,819	$1,961	(5)%	(7)%
International Mailing	608	608	659	—%	(8)%
Small & Medium Business Solutions	2,331	2,427	2,620	(4)%	(7)%

Production Mail	512	480	511	6%	(6)%
Presort Services	430	430	397	—%	8%
Enterprise Business Solutions	942	910	908	3%	—%

Digital Commerce Solutions	596	578	597	3%	(3)%
Total	$3,869	$3,915	$4,125	(1)%	(5)%

	EBIT
	Year Ended December 31,			% change
	2013	2012	2011	2013	2012
North America Mailing	$675	$689	$728	(2)%	(5)%
International Mailing	72	76	93	(6)%	(18)%
Small & Medium Business Solutions	747	765	821	(2)%	(7)%

Production Mail	55	49	53	12%	(7)%
Presort Services	83	106	101	(22)%	5%
Enterprise Business Solutions	138	155	154	(11)%	1%

Digital Commerce Solutions	43	37	46	14%	(19)%
Total	$928	$957	$1,021	(3)%	(6)%
Small & Medium Business Solutions
Small & Medium Business Solutions revenue for 2013 was $2,331 million, a decrease of 4% compared to 2012 and EBIT was $747 million, a decrease of 2% compared to 2012. Small and Medium Business Solutions revenue in 2012 was $2,427 million, a decrease of 7% compared to 2011 and EBIT was $765 million, a decrease of 7% compared 2011. Within the Small & Medium Business Solutions group:
North America Mailing
North America Mailing revenue decreased 5% to $1,723 million in 2013 compared to 2012. Recurring stream revenues, comprised of supplies, rentals and financing revenue, declined 6% compared to last year and contributed to a 3% decline in North America Mailing revenue primarily due to fewer meters in service and lower equipment sales in prior periods. Equipment sales and support services revenue each declined 5% compared to last year and contributed to a 2% decline in North America Mailing revenue. EBIT decreased 2% to $675 million in 2013 compared to 2012 due to the decline in revenue, partially offset by various productivity initiatives. EBIT also benefited from the progress made in implementing our new "go-to-market" strategy designed to improve the sales process and reduce costs by providing our clients broader access to products and services through online and direct sales channels.
North America Mailing revenue decreased 7% to $1,819 million in 2012 compared to 2011. The decline was due to a 9% decrease in recurring stream revenues due to fewer meters in service and lower equipment sales in prior periods and a 6% decline in equipment sales primarily due to uncertain economic conditions. EBIT decreased 5% to $689 million in 2012 compared to 2011 primarily due to lower revenues; however, EBIT margin improved as a result of continued productivity improvements and lower credit losses.

International Mailing
International Mailing revenue of $608 million in 2013 was flat compared to 2012 as higher equipment sales, supplies sales and financing revenue were offset by lower rental revenue. Equipment sales increased 1% compared to last year primarily due to higher sales in France and Germany, partially offset by lower sales in the U.K. Supplies revenue increased 3% due to a stabilization in our international meter population, favorable pricing in the U.K. and higher sales in Asia-Pacific. Rentals revenue declined 8% primarily due to a change in mix from rental to equipment sales in France. EBIT decreased 6% to $72 million in 2013 compared to 2012 primarily due to higher equipment costs.
International Mailing revenue decreased 8% in 2012 to $608 million compared to 2011, but included an unfavorable impact of 5% from foreign currency translation. Excluding the effects of foreign currency, equipment sales decreased 5% primarily due to increased concerns about economic conditions throughout Europe and the Asia Pacific region, and rentals revenue decreased 10% compared to the prior year primarily due to the change in mix from rentals to equipment sales in France and lower rentals in the U.K. EBIT decreased 18% to $76 million in 2012 compared to 2011 primarily due to an increase in the mix of lower margin product sales. Foreign currency translation unfavorably impacted EBIT by 5%.

Enterprise Business Solutions
Enterprise Business Solutions revenue for 2013 was $942 million, an increase of 3% compared to 2012 and EBIT was $138 million, a decrease of 11% compared to 2012. Enterprise Business Solutions revenue for 2012 of $910 million was flat compared to 2011, and EBIT of $155 million was up 1% compared to 2011. Within the Enterprise Business Solutions group:

Production Mail
Production Mail revenue increased 6% in 2013 to $512 million compared to 2012. Higher sales and installations of large production printers globally and sorters in North America resulted in an 8% increase in Production Mail revenue, while higher supplies sales due to the growing base of production printers contributed to a 2% increase in Production Mail revenue. Lower support services revenue primarily due to fewer maintenance contracts on new equipment installations resulted in a 3% decline in Production Mail revenue. EBIT increased 12% to $55 million in 2013 compared to 2012 primarily due to the increase in revenue and productivity improvement initiatives.

Production Mail revenue decreased 6% in 2012 to $480 million compared to 2011 primarily due to global economic uncertainty that existed throughout the year. Foreign currency translation had an unfavorable impact of 2% on revenue. EBIT decreased 7% to $49 million compared to 2011 primarily due to the decline in revenue and higher mix of lower margin sales.

Presort Services
Presort Services revenue of $430 million in 2013 was flat compared to 2012 as reduced discounts in certain presort categories offset the impact of a 2% increase in presort mail volumes. EBIT decreased 22% to $83 million in 2013 compared to 2012 primarily due to a benefit in 2012 of $11 million from insurance recoveries, as well as margin compression in 2013.

Presort Services revenue increased 8% to $430 million in 2012 compared to 2011. A fire at one of our presort facilities adversely impacted 2011 revenue by $20 million. Excluding this impact, revenue in 2012 increased 2% primarily due to higher standard mail volumes. EBIT increased 5% to $106 million compared to 2011; however, taking into account the impact of the 2011 fire, EBIT increased 1% primarily due to the increase in revenue.

Digital Commerce Solutions
Digital Commerce Solutions (DCS) revenue increased 3% to $596 million in 2013 compared to 2012. Revenue from our e-commerce cross-border parcel management solution and our digital mail delivery service drove a 12% increase in DCS revenue. However, this revenue growth was partially offset by a decline in worldwide software revenue, which resulted in a 5% decline in DCS revenue, and lower marketing services fees, which resulted in a 4% decline in DCS revenue. EBIT increased 14% in 2013 to $43 million compared to 2012 as higher volumes in cross-border parcels helped partially offset the high level of fixed costs and our continuing investment in this business.

DCS revenue in 2012 decreased 3% to $578 million compared to 2011 primarily due to a decline in worldwide software revenue attributable to weak economic conditions and constrained public sector spending in Europe. EBIT decreased 19% to $37 million compared to 2011 primarily related to costs to build up the infrastructure for our cross-border parcel management solution offering.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity under our commercial paper program are currently sufficient to support our cash needs, including discretionary uses such as capital investments, dividends and share repurchases. Cash and cash equivalents and short-term investments were $939 million at December 31, 2013 and $950 million at December 31, 2012. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash Flow Summary
The change in cash and cash equivalents is as follows:

	Year Ended December 31,			Change
	2013	2012	2011	2013	2012
Net cash provided by operating activities	$625	$660	$949	$(35)	$(289)
Net cash provided by (used in) investing activities	251	(87)	(117)	338	30
Net cash used in financing activities	(868)	(519)	(455)	(349)	(64)
Effect of exchange rate changes on cash and cash equivalents	(13)	3	(5)	(16)	8
Change in cash and cash equivalents	$(5)	$57	$372	$(62)	$(315)
Net cash provided by operating activities was $625 million in 2013 compared to $660 million in 2012. The decrease in cash flow from operations was due to lower income and cash payments related to debt extinguishments. These decreases were partially offset by lower pension contributions, restructuring payments and increased cash from working capital management.

Net cash provided by operating activities was $660 million in 2012 compared to $949 million in 2011. The decrease in cash provided by operations was primarily due to higher tax payments in 2012 resulting from the sale of leveraged lease assets, the loss of bonus depreciation and higher income tax refunds received in 2011. The cash impact of finance and accounts receivables was also $105 million lower in 2012 compared to 2011.

Net cash provided by investing activities was $251 million in 2013 compared to net cash used of $87 million in 2012. The improvement was mainly due to net proceeds of $390 million from the sale of businesses during 2013 and lower capital expenditures, partially offset by lower deposits at the Bank. Cash flow in 2012 included proceeds of $106 million from the sale of leveraged lease assets.

Net cash used in investing activities was $87 million in 2012 compared to $117 million in 2011. The decrease in cash used in 2012 was due to lower net purchases of investment securities partially offset by higher capital expenditures and lower growth in customer deposits.

Net cash used in financing activities was $868 million in 2013 compared to $519 million in 2012. The increase in cash used was due to higher net repayments of debt partially offset by lower dividend payments. During the year, we paid $1,079 million to redeem long-term debt and received $412 million from the issuance of new debt. In 2012, we paid $550 million to redeem long-term debt and received $340 million from the issuance of new debt. Dividend payments were $112 million lower in 2013 compared to 2012. See Dividends below.

Net cash used in financing activities was $519 million in 2012 compared to $455 million in 2011. The increase in cash used was due to higher net repayments of debt partially offset by lower share repurchases.

Dividends
We paid dividends to our common stockholders of $189 million ($0.94 per share), $301 million ($1.50 per share) and $300 million ($1.48 per share) in 2013, 2012 and 2011, respectively. Each quarter, our Board of Directors will continue to consider our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount of a dividend. There are no material restrictions on our ability to declare dividends.

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

At December 31, 2013, there were no outstanding commercial paper borrowings. During the year, commercial paper borrowings averaged $52 million at a weighted-average interest rate of 0.41% and the maximum amount outstanding at any time was $300 million. In 2012, commercial paper borrowings averaged $221 million at a weighted-average interest rate of 0.39% and the maximum amount of commercial paper outstanding at any point in time was $709 million.

In March 2013, we issued $425 million of 6.7% fixed-rate 30-year notes (net proceeds received after fees and discount were $412 million). Interest is payable quarterly. The notes mature in 2043, but may be redeemed, at our option, in whole or in part, at any time on or after March 7, 2018 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. The net proceeds were used to fund the Tender Offer (see below).

In March 2013, we completed a cash tender offer (the Tender Offer) for a portion of the 4.875% Notes due 2014, the 5.0% Notes due 2015, and the 4.75% Notes due 2016 (the Subject Notes). Holders who validly tendered their notes received the principal amount of the notes tendered, all accrued and unpaid interest and a premium payment. An aggregate $405 million of the Subject Notes were tendered. In connection with this Tender Offer, we received $5 million from the unwind of certain interest rate swap agreements and recognized a net loss of $25 million, consisting primarily of the premium payment.

In June 2013, the $375 million 3.875% notes matured and were redeemed with cash.

In November 2013, we redeemed the remaining $300 million of 4.875% outstanding notes that were scheduled to mature August 2014. In connection with this redemption, we received $3 million from the unwind of an interest rate swap and recognized a loss of $8 million, consisting primarily of a premium payment.

During 2012, we borrowed $230 million under term loan agreements. The term loans bear interest at the applicable London Interbank Offered Rate (LIBOR) plus 2.25% or Prime Rate plus 1.25%, at our option. Interest is paid quarterly and the loans mature in 2015 and 2016. We also issued $110 million of 10-year notes with a coupon rate of 5.25%. Interest is paid quarterly and the notes mature in November 2022. However, we may redeem some or all of the notes at any time on or after November 2015 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. The proceeds from these issuances were for general corporate purposes, including the repayment of 2013 debt maturities.

We have almost $2 billion of debt maturing in the next two to five years. While we fully expect to be able to fund these maturities through cash redemptions or refinancing these maturities through the U.S. capital markets, these obligations could increase our vulnerability to adverse market conditions, and impact our ability to refinance existing maturities.

Cash and cash equivalents held by our foreign subsidiaries were $392 million at December 31, 2013 and $219 million at December 31, 2012. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.

Contractual Obligations and Off-Balance Sheet Arrangements
The following summarizes our known contractual obligations and off-balance sheet arrangements at December 31, 2013 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$3,311	$—	$876	$1,100	$1,335
Interest payments on debt (1)	1,883	176	305	214	1,188
Non-cancelable operating lease obligations	201	56	73	37	35
Purchase obligations (2)	170	131	29	10	—
Pension plan contributions (3)	40	40	—	—	—
Retiree medical payments (4)	195	24	44	40	87
Total	$5,800	$427	$1,327	$1,401	$2,645

The amount and period of future payments related to our income tax uncertainties cannot be reliably estimated and are not included in the above table. See Note 8 to the Consolidated Financial Statements for further details.

(1)
Interest payments on debt assume all debt is held to maturity. Certain notes permit us to redeem, or the bondholders to require us to redeem, some or all of the applicable outstanding notes at par plus accrued interest before the scheduled maturity date.

(2)
Purchase obligations include unrecorded agreements to purchase goods or services that are enforceable and legally binding upon us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)	Represents the amount of contributions we anticipate making to our pension plans during 2014; however, we will assess our funding alternatives as the year progresses.

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

Revenue recognition - Multiple element arrangements
We derive revenue from multiple sources including sales, rentals, financing and services. Certain transactions are consummated at the same time and can therefore generate revenue from multiple sources. The most common form of these transactions involves a sale or non-cancelable lease of equipment, a meter rental and an equipment maintenance agreement. As a result, we are required to determine whether the deliverables in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the delivered elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, customer acceptance has occurred and payment is probable.

In these multiple element arrangements, revenue is allocated to each of the elements based on relative “selling prices” and the selling price for each of the elements is determined based on vendor specific objective evidence. We establish vendor specific objective evidence of selling prices for our products and services based on the prices charged for each element when sold separately in standalone transactions. The allocation of relative selling price to the various elements impacts the timing of revenue recognition, but does not change the total revenue recognized. Revenue is allocated to the meter rental and equipment maintenance agreement elements using their respective selling prices charged in standalone and renewal transactions. For a sale transaction, revenue is allocated to the equipment based on a range of selling prices in standalone transactions. For a lease transaction, revenue is allocated to the equipment based on the present value of the remaining minimum lease payments. The amount allocated to equipment is compared to the range of selling prices in standalone transactions during the period to ensure the allocated equipment amount approximates average selling prices.

Pension benefits
The valuation of our pension assets and obligations and the calculation of net periodic pension expense are dependent on assumptions and estimates relating to, among other things, the interest rate used to discount the future estimated liability (discount rate) and the expected rate of return on plan assets. These assumptions are evaluated and updated annually and are described in further detail in Note 18 to the Consolidated Financial Statements.

The discount rate for our largest plan, the U.S. Qualified Pension Plan (the U.S. Plan) is determined by matching the expected cash flows associated with our benefit obligations to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date. The discount rate for our largest foreign plan, the U.K. Qualified Pension Plan (the U.K. Plan), is determined by using a model that discounts each year's estimated benefit payments by an applicable spot rate derived from a yield curve created from a large number of high quality corporate bonds. The discount rate used in the determination of net periodic pension expense for 2013 was 4.05% for the U.S. Plan and 4.55% for the U.K. Plan. For 2014, the discount rate used in the determination of net periodic pension expense for the U.S. Plan and the U.K. Plan will be 4.95% and 4.45%, respectively. A 0.25% increase in the discount rate would decrease annual pension expense by less than $1 million for both the U.S. Plan and the U.K. Plan, and lower the projected benefit obligation of the U.S. Plan and U.K. Plan by $45 million and $21 million, respectively.

Pension assets are exposed to various risks such as interest rate, market and credit risks. We invest our pension plan assets in a variety of investment securities in accordance with our strategic asset allocation policy. The expected return on plan assets is based on historical and expected future returns for current and targeted asset allocations for each asset class in the investment portfolio, adjusted for historical and expected experience of active portfolio management results, as compared to the benchmark returns. When assessing the expected future returns for the portfolio, management places more emphasis on the expected future returns than historical returns. The expected rate of return used in the determination of net periodic pension expense for 2013 was 7.25% for the U.S. Plan and 7.38% for the U.K. Plan. For 2014, the expected rate of return used in the determination of net periodic pension expense for the U.S. Plan and the U.K. Plan will be 7.0% and 7.5%, respectively. A 0.25% increase in the expected rate of return on plan return on assets would decrease annual pension expense for the U.S. Plan by $4 million and the U.K. Plan by $1 million. See Note 18 to the Consolidated Financial Statements for asset allocations at December 31, 2013 and 2012 and target allocations for 2014.

Actual pension plan results that differ from our assumptions and estimates are accumulated and amortized over the life expectancy of inactive plan participants and affect future pension expense. Net pension expense is also based on a market-related valuation of plan assets where differences between the actual and expected return on plan assets are amortized to pension expense over a five-year period. Effective December 31, 2014, benefit accruals for participants in a majority of our U.S. and foreign pension plans will be frozen.

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

We evaluate residual values on an annual basis or as changes to the above considerations occur and declines in estimated residual values considered "other-than-temporary" are recognized immediately. Estimated increases in future residual values are not recognized until the equipment is remarketed. If the actual residual value of lease assets were 10% lower than management's current estimates, pre-tax income would be lower by $14 million.

Allowances for doubtful accounts and credit losses
We estimate our credit risk for accounts receivables and finance receivables and provide allowances for estimated losses. We believe that our credit risk is limited because of our large number of customers, small account balances for most of our customers and customer geographic and industry diversification. We continuously monitor collections and payments from our customers and evaluate the adequacy of the applicable allowance based on historical loss experience, past due status, adverse situations that may affect a customer's ability to pay and prevailing economic conditions. We make adjustments to the reserves as deemed necessary. This evaluation is inherently subjective and actual results may differ significantly from estimated reserves.

The allowance for doubtful accounts as a percentage of trade receivables was 2.7% at December 31, 2013 and 2012. Holding all other assumptions constant, a 0.25% increase or decrease in the allowance rate at December 31, 2013 would have changed the 2013 provision by $1 million.

Total allowance for credit losses as a percentage of finance receivables was 1.8% at December 31, 2013 and 2012. Holding all other assumptions constant, a 0.25% increase or decrease in the allowance rate at December 31, 2012 would have changed the 2013 provision by $5 million.

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

Impairment review
Long-lived and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset is compared to the asset's carrying amount. We derive the cash flow estimates from our future long-term business plans and historical experience. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded for an amount by which the carrying amount exceeds the fair value of the asset. The fair value of the asset is determined using probability weighted expected discounted cash flow estimates, quoted market prices when available and appraisals, as appropriate. Changes in the estimates and assumptions incorporated in our impairment assessment could materially affect the determination of fair value and the associated impairment charge.

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

Significant estimates and assumptions are used in our goodwill impairment review and include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. The fair value of each reporting unit is determined based on a combination of techniques, including the present value of future cash flows, applicable multiples of competitors and multiples from sales of like businesses. The assumptions used to estimate fair value are based on projections incorporated in our current operating plans as well as other available information. Our operating plans include significant assumptions and estimates associated with sales growth, profitability and related cash flows, along with cash flows associated with taxes and capital spending. The determination of fair value also incorporates a risk-adjusted discount rate based on current interest rates and the economic conditions of the reporting unit. We consider other assumptions that market participants may use. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit. Potential events and circumstances, such as the inability to acquire new clients, downward pressures on pricing and rising interest rates could have an adverse impact on our assumptions and result in non-cash impairment charges in future periods.

Based on the results of the annual impairment test performed during the fourth quarter of 2013, we determined that the estimated fair value of each of the reporting units exceeded their carrying value by 20% or more, except for the software and direct marketing operations of our DCS segment. The estimated fair value of the software reporting unit exceeded its carrying value by 12% and the estimated fair value of the direct marketing reporting unit exceeded its carrying value by 4%. The goodwill balances related to the software and direct marketing operations are $684 million and $194 million, respectively. The assumptions used to estimate fair value were based on projections incorporated in our current operating plans as well as other available information. The inputs used to determine the fair value of the software and direct marketing operations were classified as Level 3 in the fair value hierarchy. By their nature, projections are uncertain. Potential events and circumstances, such as declining volumes, loss of client contracts and inability to acquire new clients could have an adverse effect on our assumptions. We will continue to monitor and evaluate the carrying values of goodwill and intangible assets of these units, and should actual results differ significantly from our estimates and assumptions, additional non-cash impairment charges for goodwill could be recorded in 2014.

Stock-based compensation expense
We recognize compensation cost for stock-based awards based on the estimated fair value of the award, net of estimated forfeitures. Compensation costs for those shares expected to vest are recognized on a straight-line basis over the requisite service period.

The fair value of stock awards is estimated using a Black-Scholes valuation model or Monte Carlo simulation model. These models require assumptions be made regarding the expected stock price volatility, risk-free interest rate, expected life of the award and dividend yield. The estimate of stock price volatility is based on historical price changes of our stock. The risk-free interest rate is based on U.S. treasuries with a term equal to the expected life of the stock award. The expected life of the award and expected dividend yield are based on historical experience.

We believe that the valuation techniques and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of our stock-based awards. If factors change and we use different assumptions, our stock-based compensation expense could be different in the future. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Other regulatory matters
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the U.S., other countries and local jurisdictions in which we have operations. Except for issues arising out of certain partnership investments, the IRS examinations of tax years prior to 2009 are closed to audit. Other than the pending application of legal principles to specific issues arising in earlier years, only post-2007 Canadian tax years are subject to examination. Other significant tax filings subject to examination include various post-2004 U.S. state and local, post-2007 German, and post-2011 French and U.K. tax filings. We have other less significant tax filings currently under examination or subject to examination. Tax reserves have been established which we believe to be appropriate given the possibility of tax adjustments. However, the resolution of such matters could have a material impact on our results of operations, financial position and cash flows. See Note 8 to the Consolidated Financial Statements.

We are currently undergoing unclaimed property audits, which are being conducted by various state authorities. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer receipts. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in the assessments of additional escheat liability, interest and penalties. We do not expect the outcome of these audits to have a material impact on our results of operations or financial position.

Foreign Currency Exchange

Over the last three years, approximately one-third of our consolidated revenue was derived from operations outside of the United States. The functional currency for most of our foreign operations is the local currency. Our largest foreign currency exposures are to the British pound, Euro, Japanese Yen, Canadian dollar and the Australian dollar. Changes in the value of the U.S. dollar relative to the currencies of countries in which we operate impact our reported assets, liabilities, revenue and expenses. Exchange rate fluctuations can also impact the settlement of intercompany receivables and payables between our subsidiaries in different countries. For the years ended December 31, 2013, 2012 and 2011, currency rate movements increased/(decreased) revenue by (0.4)%, (1.1)% and 1.6%, respectively.

We use foreign exchange contracts to mitigate the risk of foreign currency exchange rate fluctuations. We enter into foreign exchange contracts with only those financial institutions that meet stringent credit requirements as set forth in our derivative policy to mitigate our exposure to counterparty credit risk. We regularly review our credit exposure balances as well as the creditworthiness of our counterparties. Maximum risk of loss on these contracts is limited to the amount of the difference between the spot rate at the date of the contract delivery and the contracted rate. At December 31, 2013, the fair value of our outstanding foreign exchange contracts was a liability value of $2 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations due to our investing and funding activities and our operations denominated in different foreign currencies.

Our objective in managing our exposure to changing interest rates is to limit the volatility and impact of changing interest rates on earnings and cash flows. To achieve these objectives, we may enter into interest rate swaps that convert fixed rate interest payments to variable rates. At December 31, 2013, approximately 93% of our debt represented fixed rate obligations and we had no interest rate swaps in place. The weighted average rate of our debt at December 31, 2013 was 5.1%. A one-percentage point change in the effective interest rate of our variable rate debt would have impacted 2013 pre-tax income by $2 million.

Our objective in managing our exposure to foreign currency fluctuations is to reduce the volatility in earnings and cash flows associated with the effect of foreign exchange rate changes on transactions that are denominated in foreign currencies. Accordingly, we enter into various contracts, which change in value as foreign exchange rates change, to protect the value of external and intercompany transactions. The principal currencies actively hedged are the British pound, Euro and Canadian dollar.

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

During 2013 and 2012, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, using the variance/co-variance technique described above, was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements and Supplemental Data" on page 35 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and internal control over financial reporting. Our CEO and CFO concluded that such disclosure controls and procedures were effective as of December 31, 2013, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. Any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on its assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control - Integrated Framework (1992).

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than information regarding our executive officers disclosed in Part I of this Annual Report, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2013 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	14,526,633	$31.78	19,180,600
Equity compensation plans not approved by security holders	—	—	—
Total	14,526,633	$31.78	19,180,600

Other than information regarding securities authorized for issuance under equity compensation plans, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders

PART IV

ITEM 15. - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial statements - see "Index to Consolidated Financial Statements and Supplemental Data" on page 35 of this Form 10-K.
2.    Financial statement schedules - see "Index to Consolidated Financial Statements and Supplemental Data" on page 35 of this Form 10-K.
3.    Index to Exhibits

Reg. S-K exhibits	Description	Status or incorporation by reference
3(a)	Restated Certificate of Incorporation of Pitney Bowes Inc.	Incorporated by reference to Exhibit 3(c) to Form 8-K as filed with the Commission on May 12, 2011 (Commission file number 1-3579)
3(b)	Pitney Bowes Inc. Amended and Restated By-laws (effective May 10, 2013)	Incorporated by reference to Exhibit 3(d) to Form 8-K as filed with the Commission on May 13, 2013 (Commission file number 1-3579)
4(a)	Form of Indenture between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (No. 333-72304) as filed with the Commission on October 26, 2001
4(b)	Supplemental Indenture No. 1 dated April 18, 2003 between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K as filed with the Commission on August 18, 2004
4(c)	Form of Indenture between the Company and Citibank, N.A., as Trustee, dated as of February 14, 2005	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3ASR (No. 333-151753) as filed with the Commission on June 18, 2008
4(d)	First Supplemental Indenture, by and among Pitney Bowes Inc., The Bank of New York, and Citibank, N.A., to the Indenture, dated as of February 14, 2005, by and between the Company and Citibank	Incorporated by reference to Exhibit 4.1 to Form 8-K as filed with the Commission on October 24, 2007 (Commission file number 1-3579)
10(a) *	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit 10(a) to Form 10-K as filed with the Commission on March 30, 1993 (Commission file number 1-3579)
10(b) *	Pitney Bowes Inc. Directors' Stock Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (i) to Form 10-K as filed with the Commission on March 30, 2000 (Commission file number 1-3579)
10(b.1) *	Pitney Bowes Inc. Directors' Stock Plan (Amendment No. 1, effective as of May 12, 2003)	Incorporated by reference to Exhibit 10 to Form 10-Q as filed with the Commission on August 11, 2003 (Commission file number 1-3579)
10(b.2) *	Pitney Bowes Inc. Directors' Stock Plan (Amendment No. 2 effective as of May 1, 2007)	Incorporated by reference to Exhibit 10(b.2) to Form 10-K as filed with the Commission on March 1, 2007 (Commission file number 1-3579)
10(c) *	Pitney Bowes Stock Plan (as amended and restated as of January 1, 2002)	Incorporated by reference to Annex 1 to the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Commission on March 26, 2002 (Commission file number 1-3579)
10(d) *	Pitney Bowes Inc. 2007 Stock Plan (as amended November 7, 2009)	Incorporated by reference to Exhibit (v) to Form 10-K as filed with the Commission on February 26, 2010 (Commission file number 1-3579)
10(e) *	Pitney Bowes Inc. Key Employees' Incentive Plan (as amended and restated October 1, 2007) (as amended November 7, 2009)	Incorporated by reference to Exhibit (iv) to Form 10-K as filed with the Commission on February 26, 2010 (Commission file number 1-3579)
10(f) *	Pitney Bowes Severance Plan (as amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit 10(e) to Form 10-K as filed with the Commission on February 29, 2008 (Commission file number 1-3579)
10(g) *	Pitney Bowes Senior Executive Severance Policy (as amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit 10(f) to Form 10-K as filed with the Commission on February 29, 2008 (Commission file number 1-3579)
10(h) *	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors, as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(g) to Form 10-K as filed with the Commission on February 26, 2009 (Commission file number 1-3579)
10(i) *	Pitney Bowes Inc. Deferred Incentive Savings Plan as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(h) to Form 10-K as filed with the Commission on February 26, 2009 (Commission file number 1-3579)

Reg. S-K exhibits	Description	Status or incorporation by reference
10(j) *	Pitney Bowes Inc. 1998 U.K. S.A.Y.E. Stock Option Plan	Incorporated by reference to Annex II to the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the Commission on March 23, 2006 (Commission file number 1-3579)
10(k) *	Form of Long Term Incentive Award Agreement	Exhibit 10(k)
10(l) *	Compensation arrangement for Vicki O'Meara dated June 1, 2010	Incorporated by reference to Exhibit 10(a) to Form 10-Q as filed with the Commission on August 5, 2010 (Commission file number 1-3579)
12	Computation of ratio of earnings to fixed charges	Exhibit 12
21	Subsidiaries of the registrant	Exhibit 21
23	Consent of experts and counsel	Exhibit 23
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

Date: February 21, 2014        PITNEY BOWES INC.
Registrant

By: /s/ Marc B. Lautenbach
Marc B. Lautenbach
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc B. Lautenbach Marc B. Lautenbach	President and Chief Executive Officer - Director	February 21, 2014
/s/ Michael Monahan Michael Monahan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2014
/s/ Steven J. Green Steven J. Green	Vice President-Finance and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2014
/s/ Michael I. Roth Michael I. Roth	Non-Executive Chairman - Director	February 21, 2014
/s/ Linda G. Alvarado Linda G. Alvarado	Director	February 21, 2014
/s/ Anne M. Busquet Anne M. Busquet	Director	February 21, 2014
/s/ Roger Fradin Roger Fradin	Director	February 21, 2014
/s/ Anne Sutherland Fuchs Anne Sutherland Fuchs	Director	February 21, 2014
/s/ S. Douglas Hutcheson S. Douglas Hutcheson	Director	February 21, 2014
/s/ Eduardo R. Menascé Eduardo R. Menascé	Director	February 21, 2014
/s/ David L. Shedlarz David L. Shedlarz	Director	February 21, 2014
/s/ David B. Snow, Jr. David B. Snow, Jr.	Director	February 21, 2014

PITNEY BOWES INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Pitney Bowes Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Pitney Bowes Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Stamford, CT
February 21, 2014

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenue:
Equipment sales	$889,101	$870,537	$938,297
Supplies	289,808	283,459	307,762
Software	398,664	412,762	426,606
Rentals	522,008	551,607	601,517
Financing	460,786	495,130	547,269
Support services	677,742	707,582	723,945
Business services	631,292	593,987	579,945
Total revenue	3,869,401	3,915,064	4,125,341
Costs and expenses:
Cost of equipment sales	439,205	402,056	414,280
Cost of supplies	91,155	87,564	97,371
Cost of software	110,653	115,388	118,701
Cost of rentals	105,463	115,356	138,600
Financing interest expense	81,096	81,140	87,698
Cost of support services	419,656	440,039	452,579
Cost of business services	449,932	396,295	399,754
Selling, general and administrative	1,432,401	1,503,104	1,587,437
Research and development	110,412	114,250	129,155
Restructuring charges and asset impairments, net	84,344	17,176	118,630
Other interest expense	114,740	115,228	115,363
Interest income	(5,472)	(7,982)	(5,795)
Other expense (income), net	32,639	1,138	(19,918)
Total costs and expenses	3,466,224	3,380,752	3,633,855
Income from continuing operations before income taxes	403,177	534,312	491,486
Provision for income taxes	83,069	120,252	35,518
Income from continuing operations	320,108	414,060	455,968
(Loss) income from discontinued operations, net of tax	(158,898)	49,479	179,887
Net income before attribution of noncontrolling interests	161,210	463,539	635,855
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	18,375	18,376	18,375
Net income - Pitney Bowes Inc.	$142,835	$445,163	$617,480
Amounts attributable to common stockholders:
Net income from continuing operations	$301,733	$395,684	$437,593
(Loss) income from discontinued operations, net of tax	(158,898)	49,479	179,887
Net income - Pitney Bowes Inc.	$142,835	$445,163	$617,480
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$1.50	$1.97	$2.17
Discontinued operations	(0.79)	0.25	0.89
Net income - Pitney Bowes Inc.	$0.71	$2.22	$3.06
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$1.49	$1.96	$2.16
Discontinued operations	(0.78)	0.25	0.89
Net income - Pitney Bowes Inc.	$0.70	$2.21	$3.05

(1)	The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2013	2012	2011

Net income - Pitney Bowes Inc.	$142,835	$445,163	$617,480
Other comprehensive income, net of tax:
Foreign currency translations	(46,236)	(2,702)	(53,569)
Net unrealized gain on cash flow hedges, net of tax of $894, $429 and $1,278, respectively	1,397	661	2,007
Net unrealized (loss) gain on investment securities, net of tax of $(3,689), $81 and $1,885, respectively	(6,282)	126	2,948
Adjustments to pension and postretirement plans, net of tax of $64,316, $(38,934) and $(93,251), respectively	122,023	(70,232)	(173,699)
Amortization of pension and postretirement costs, net of tax of $19,228, $21,876 and $19,652, respectively	35,755	52,579	34,474
Other comprehensive income (loss)	106,657	(19,568)	(187,839)
Comprehensive income - Pitney Bowes Inc.	249,492	425,595	429,641
Preferred stock dividends of subsidiaries attributable to noncontrolling interests	18,375	18,376	18,375
Total comprehensive income	$267,867	$443,971	$448,016

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$907,806	$913,276
Short-term investments	31,128	36,611
Accounts receivable (net of allowance of $13,149 and $20,219, respectively)	469,800	728,250
Short-term finance receivables (net of allowance of $24,340 and $25,484, respectively)	1,102,921	1,188,292
Inventories	103,580	179,678
Current income taxes	28,934	51,836
Other current assets and prepayments	147,067	114,184
Assets held for sale	46,976	—
Total current assets	2,838,212	3,212,127
Property, plant and equipment, net	245,171	385,377
Rental property and equipment, net	226,146	241,192
Long-term finance receivables (net of allowance of $12,609 and $14,610, respectively)	962,363	1,026,489
Investment in leveraged leases	34,410	34,546
Goodwill	1,734,871	2,136,138
Intangible assets, net	120,387	166,214
Non-current income taxes	73,751	94,434
Other assets	537,397	563,374
Total assets	$6,772,708	$7,859,891

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,644,582	$1,809,226
Current income taxes	157,340	240,681
Current portion of long-term obligations	—	375,000
Advance billings	425,833	452,130
Total current liabilities	2,227,755	2,877,037
Deferred taxes on income	60,667	69,222
Tax uncertainties and other income tax liabilities	186,452	145,881
Long-term debt	3,346,295	3,642,375
Other non-current liabilities	466,766	718,375
Total liabilities	6,287,935	7,452,890

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 15)

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	4	4
Cumulative preference stock, no par value, $2.12 convertible	591	648
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	196,977	223,847
Retained earnings	4,698,791	4,744,802
Accumulated other comprehensive loss	(574,556)	(681,213)
Treasury stock, at cost (121,255,390 and 122,453,865 shares, respectively)	(4,456,742)	(4,500,795)
Total Pitney Bowes Inc. stockholders’ equity	188,403	110,631
Total liabilities, noncontrolling interests and stockholders’ equity	$6,772,708	$7,859,891

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$161,210	$463,539	$635,855
Restructuring payments	(59,520)	(74,718)	(107,002)
Special pension plan contributions	—	(95,000)	(123,000)
Tax and other payments on sale of businesses and leveraged lease assets	(75,545)	(114,128)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charges and asset impairments	86,175	33,351	148,151
Goodwill impairment	101,415	18,315	130,150
Depreciation and amortization	211,243	255,556	272,142
Loss on sale of businesses	42,450	—	—
Gain on sale of leveraged lease assets, net of tax	—	(12,886)	(26,689)
Stock-based compensation	14,921	18,227	18,692
Proceeds from settlement of derivative instruments	8,059	—	—
Deferred tax (benefit) provision	(33,770)	(92,999)	34,358
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	58,980	(3,068)	58,951
Decrease in finance receivables	123,587	147,165	190,153
Decrease (increase) in inventories	67,188	(599)	(12,830)
Decrease (increase) in other current assets and prepayments	3,172	(3,131)	16,905
Decrease in accounts payable and accrued liabilities	(95,843)	(47,023)	(13,086)
(Decrease) increase in current and non-current income taxes	6,322	116,013	(257,631)
(Decrease) increase in advance billings	(16,450)	3,767	(12,854)
Increase (decrease) in other operating capital, net	21,230	47,807	(3,278)
Net cash provided by operating activities	624,824	660,188	948,987
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(376,652)	(367,745)	(406,114)
Proceeds from sales/maturities of available-for-sale investment securities	382,638	359,266	302,785
Short-term and other investments	14,847	(7,142)	6,749
Capital expenditures	(137,512)	(176,586)	(155,980)
Proceeds from sale of businesses	389,680	—	—
Proceeds from sale of leveraged lease assets	—	105,506	101,784
Net investment in external financing	(2,156)	(1,667)	(2,677)
Reserve account deposits	(20,104)	1,636	35,354
Proceeds from sale of facility	—	—	683
Net cash provided by (used in) investing activities	250,741	(86,732)	(117,416)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	411,613	340,000	—
Principal payments of long-term obligations	(1,079,207)	(550,000)	—
Decrease in notes payable, net	—	—	(50,000)
Proceeds from issuance of common stock	6,753	9,314	12,934
Dividends paid to stockholders	(188,846)	(300,578)	(299,579)
Dividends paid to noncontrolling interests	(18,375)	(18,376)	(18,375)
Common stock repurchases	—	—	(99,997)
Net cash used in financing activities	(868,062)	(519,640)	(455,017)
Effect of exchange rate changes on cash and cash equivalents	(12,973)	3,222	(4,679)
(Decrease) increase in cash and cash equivalents	(5,470)	57,038	371,875
Cash and cash equivalents at beginning of period	913,276	856,238	484,363
Cash and cash equivalents at end of period	$907,806	$913,276	$856,238
Cash interest paid	$199,505	$190,892	$202,159
Cash income tax payments, net of refunds	$224,432	$206,285	$44,528
See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Preferred stock	Preference stock	Common Stock	Additional Paid-in Capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total equity
Balance at December 31, 2010	$4	$752	$323,338	$250,928	$4,282,316	$(473,806)	$(4,480,113)	$(96,581)
Net income - Pitney Bowes Inc.	—	—	—	—	617,480	—	—	617,480
Other comprehensive loss	—	—	—	—	—	(187,839)	—	(187,839)
Cash dividends
Common	—	—	—	—	(299,521)	—	—	(299,521)
Preference	—	—	—	—	(58)	—	—	(58)
Issuances of common stock	—	—	—	(27,283)	—	—	35,865	8,582
Conversions to common stock	—	(93)	—	(2,009)	—	—	2,102	—
Stock-based compensation	—	—	—	18,948	—	—	—	18,948
Repurchase of common stock	—	—	—	—	—	—	(99,997)	(99,997)
Balance at December 31, 2011	4	659	323,338	240,584	4,600,217	(661,645)	(4,542,143)	(38,986)
Net income - Pitney Bowes Inc.	—	—	—	—	445,163	—	—	445,163
Other comprehensive loss	—	—	—	—	—	(19,568)	—	(19,568)
Cash dividends
Common	—	—	—	—	(300,527)	—	—	(300,527)
Preference	—	—	—	—	(51)	—	—	(51)
Issuances of common stock	—	—	—	(34,727)	—	—	41,100	6,373
Conversions to common stock	—	(11)	—	(237)	—	—	248	—
Stock-based compensation	—	—	—	18,227	—	—	—	18,227
Balance at December 31, 2012	4	648	323,338	223,847	4,744,802	(681,213)	(4,500,795)	110,631
Net income - Pitney Bowes Inc.	—	—	—	—	142,835	—	—	142,835
Other comprehensive income	—	—	—	—	—	106,657	—	106,657
Cash dividends
Common	—	—	—	—	(188,800)	—	—	(188,800)
Preference	—	—	—	—	(46)	—	—	(46)
Issuances of common stock	—	—	—	(40,569)	—	—	42,774	2,205
Conversions to common stock	—	(57)	—	(1,222)	—	—	1,279	—
Stock-based compensation	—	—	—	14,921	—	—	—	14,921
Balance at December 31, 2013	$4	$591	$323,338	$196,977	$4,698,791	$(574,556)	$(4,456,742)	$188,403

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

During the year, we sold our International Management Services business (PBMSi), North America Management Services business (PBMS NA), Nordic furniture business and International Mailing Services business (IMS). Further, we made certain organizational changes and realigned our business units and segment reporting to reflect the clients we serve, the solutions we offer, and how we manage, review, analyze and measure our operations. Our historical results have been recast to present the operating results of divested businesses as discontinued operations and our segment results have been recast to conform to our new segment reporting. The cash flows from discontinued operations are not separately stated or classified in the accompanying Consolidated Statements of Cash Flows.

Use of Estimates
The preparation of our financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and accompanying disclosures, including the disclosure of contingent assets and liabilities. These estimates and assumptions are based on management's best knowledge of current events, historical experience and other information available when the financial statements are prepared. These estimates include, but are not limited to, revenue recognition for multiple element arrangements, goodwill and intangible asset impairment review, allowance for doubtful accounts and credit losses, residual values of leased assets, useful lives of long-lived and intangible assets, restructuring costs, pensions and other postretirement costs, income tax reserves, deferred tax asset valuation allowance and loss contingencies. Actual results could differ from those estimates and assumptions.

Cash Equivalents and Short-Term Investments
Cash equivalents include short-term, liquid investments with maturities of three months or less at the date of purchase. Short-term investments include investments with a maturity of greater than three months but less than one year from the reporting date.

Investment Securities
Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Investment securities not classified as held-to-maturity are classified as available-for-sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax. Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific identification method. Investment securities are recorded on the Consolidated Balance Sheets as cash and cash equivalents, short-term investments and other assets depending on the type of investment and maturity.

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

Costs incurred for the development of software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Capitalized software development costs include purchased materials and services and payroll and personnel-related costs attributable to programmers, software engineers, quality control and field certifiers. Capitalized software development costs are amortized generally on a straight-line basis over the product's estimated useful life, principally three to five years. Software development costs capitalized were $4 million in both 2013 and 2012. Amortization of capitalized software development costs was $8 million, $10 million and $10 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, capitalized software development costs included in other assets were $5 million and $9 million, respectively.

Research and Development Costs
Research and product development costs, which primarily included personnel-related costs, are expensed as incurred.  These costs include engineering costs related to research and product development activities.

During 2013, we determined that certain research and development costs should have been classified as cost of software. Accordingly, the Consolidated Statements of Income for the years ended December 31, 2012 and 2011 have been revised to reflect the correct classification, resulting in a decrease in research and development expenses and a corresponding increase in cost of software of $23 million and $20 million, respectively. This revision did not impact previously reported total costs and expenses, net income or earnings per share amounts and was not material to any of our previously issued financial statements.

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

Impairment Review for Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded for an amount by which the carrying amount exceeds the fair value of the asset. The fair value of the impaired asset

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

is determined using probability weighted expected cash flow estimates, quoted market prices when available and appraisals, as appropriate. We derive cash flow estimates from our long-term business plans and historical experience.

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

Retirement Plans
Actual pension plan results that differ from our assumptions and estimates are accumulated and amortized over the life expectancy of inactive plan participants and affect future pension cost. Net periodic pension cost includes current service cost, interest cost and return on plan assets. Net pension cost is also based on a market-related valuation of plan assets where differences between the actual and expected return on plan assets are amortized to pension cost over a five-year period. We recognize the funded status of pension and other postretirement benefit plans in the Consolidated Balance Sheets. Gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized in net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost.

Stock-based Compensation
We measure compensation expense for stock-based awards based on the estimated fair value of the awards expected to vest (net of estimated forfeitures) and recognize the expense on a straight-line basis over the employee requisite service period. We estimate the fair value of stock awards using a Black-Scholes valuation model or a Monte Carlo simulation model for those awards that contain a market condition. We believe that the valuation techniques and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of our stock awards. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees and subsequent events are not indicative of the reasonableness of the original estimates of fair value.

Revenue Recognition
We derive revenue from multiple sources including sales, rentals, financing and services. Certain transactions are consummated at the same time and generate revenue from multiple sources. The most common form of these transactions involves the sale or non-cancelable lease of equipment, a meter rental and an equipment maintenance agreement. In these multiple element arrangements, revenue is allocated to each of the elements based on relative “selling prices” and the selling price for each of the elements is determined based on vendor specific objective evidence. We establish vendor specific objective evidence of selling prices for our products and services based on the prices charged for each element when sold separately in standalone transactions. The allocation of relative selling price to the various elements impacts the timing of revenue recognition, but does not change the total revenue recognized. Revenue is allocated to the meter rental and equipment maintenance agreement elements using their respective selling prices charged in standalone and renewal transactions. For a sale transaction, revenue is allocated to the equipment based on a range of selling prices in standalone transactions. For a lease transaction, revenue is allocated to the equipment based on the present value of the remaining minimum lease payments. The amount allocated to equipment is compared to the range of selling prices in standalone transactions during the period to ensure the allocated equipment amount approximates average selling prices. More specifically, revenue related to our offerings is recognized as follows:

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Sales Revenue
Sales of Equipment
We sell equipment directly to our customers and to distributors (re-sellers) throughout the world. We recognize revenue from these sales when the risks and rewards of ownership transfer to the customer, which is generally upon shipment or acceptance by the customer. We recognize revenue from the sale of equipment under sales-type leases as equipment revenue at the inception of the lease. We do not typically offer any rights of return or stock balancing rights. Sales revenue from customized equipment, mail creation equipment and shipping products is generally recognized when installed.

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

We defer certain initial direct costs incurred in consummating a transaction and recognize these costs over the expected term of the agreement. Initial direct costs amortized in 2013, 2012 and 2011 were $11 million, $13 million and $19 million, respectively. Initial direct costs deferred at December 31, 2013 and 2012 were $26 million. These costs are included in rental property and equipment, net on our Consolidated Balance Sheets.

During the year, we determined that certain revenue previously reported as rentals revenue included a service component and should have been classified as support services revenue. Accordingly, the Consolidated Statements of Income for the years ended December 31, 2012 and 2011 have been revised to reflect the correct classification, resulting in a decrease in rentals revenue and corresponding increase in support services revenue of $19 million and $21 million, respectively. This revision did not impact previously reported revenue, net income or earnings per share amounts and was not material to any of our previously issued financial statements.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Business Services Revenue
Business services revenue includes revenue from mail services and marketing services. Mail services include the preparation, sortation and aggregation of mail to earn postal discounts and expedite delivery and e-commerce solutions for cross border transactions. Marketing services include direct mail marketing services. Revenue for these services is recognized as the services are provided.

Shipping and Handling
Shipping and handling costs are recognized as incurred and recorded in cost of revenues.

Product Warranties
We provide product warranties in conjunction with the sale of certain products, generally for a period of 90 days from the date of installation. We estimate our liability for product warranties based on historical claims experience and other currently available evidence. Our product warranty liability at December 31, 2013 and 2012 was not material.

Deferred Marketing Costs
We capitalize certain direct mail, telemarketing, internet and retail marketing costs associated with the acquisition of new customers and recognize these costs over the expected revenue stream ranging from five to nine years. Deferred marketing costs expensed in 2013, 2012 and 2011 were $27 million, $30 million and $34 million, respectively. Deferred marketing costs included in other assets in the Consolidated Balance Sheets were $59 million and $73 million at December 31, 2013 and 2012, respectively. We review individual marketing programs for impairment on a quarterly basis or as circumstances warrant.

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

We record our derivative instruments at fair value and the accounting for changes in fair value depends on the intended use of the derivative, the resulting designation and the effectiveness of the instrument in offsetting the risk exposure it is designed to hedge. To qualify as a hedge, a derivative must be highly effective in offsetting the risk designated for hedging purposes. The hedge relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge. The effectiveness of the hedge relationship is evaluated on a retrospective and prospective basis.

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

New Accounting Pronouncements
In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). ASU 2013-01 requires an entity to disclose gross and net information about transactions that are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether the transactions are actually offset in the statement of financial position. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amounts impacting our disclosure were immaterial at December 31, 2013 and 2012.

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

In March 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (ASU 2013-05). ASU 2013-05 resolves diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or a group of assets within a foreign entity. The new guidance is effective for fiscal years beginning January 1, 2014. We do not expect the application of this new guidance will have a material impact on our financial condition or results of operations.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

2. Inventories

	December 31,
	2013	2012
Raw materials and work in process	$33,920	$66,221
Supplies and service parts	48,165	72,551
Finished products	38,515	68,335
Inventory at FIFO cost	120,600	207,107
Excess of FIFO cost over LIFO cost	(17,020)	(27,429)
Total inventory, net	$103,580	$179,678

3. Fixed Assets

	December 31,
	2013	2012
Land	$6,797	$22,064
Buildings	176,200	349,061
Machinery and equipment	918,075	1,299,475
	1,101,072	1,670,600
Accumulated depreciation	(855,901)	(1,285,223)
Property, plant and equipment, net	$245,171	$385,377

Rental property and equipment	$537,128	$580,243
Accumulated depreciation	(310,982)	(339,051)
Rental property and equipment, net	$226,146	$241,192
Depreciation expense was $158 million, $177 million and $195 million for the years ended December 31, 2013, 2012 and 2011, respectively.

During 2013, we entered into an agreement to sell our corporate headquarters building and certain surrounding parcels of land. We recorded a non-cash impairment charge of $26 million to write-down the carrying value of the building to its fair value. The fair value of the building was determined based on the estimated selling price less the costs to sell. The inputs used to determine the fair value were classified as Level 3. The impairment charge was included as restructuring charges and asset impairments in the Consolidated Statements of Income. We expect to close on the sale by mid-2014. At December 31, 2013, the carrying value of our corporate headquarters building and surrounding land were classified as assets held for sale in the Consolidated Balance Sheets.

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

Finance receivables at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013			December 31, 2012
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,456,420	$456,759	$1,913,179	$1,581,711	$461,510	$2,043,221
Unguaranteed residual values	121,339	21,553	142,892	148,664	21,025	169,689
Unearned income	(299,396)	(101,311)	(400,707)	(316,030)	(104,258)	(420,288)
Allowance for credit losses	(14,165)	(9,703)	(23,868)	(16,979)	(8,662)	(25,641)
Net investment in sales-type lease receivables	1,264,198	367,298	1,631,496	1,397,366	369,615	1,766,981
Loan receivables
Loan receivables	397,815	49,054	446,869	414,960	47,293	462,253
Allowance for credit losses	(11,165)	(1,916)	(13,081)	(12,322)	(2,131)	(14,453)
Net investment in loan receivables	386,650	47,138	433,788	402,638	45,162	447,800
Net investment in finance receivables	$1,650,848	$414,436	$2,065,284	$1,800,004	$414,777	$2,214,781

Loan receivables are due in less than one year. Maturities of gross sales-type lease finance receivables at December 31, 2013 were as follows:

	Sales-type Lease Receivables
	North America	International	Total
2014	$653,699	$163,361	$817,060
2015	407,850	135,496	543,346
2016	243,598	88,134	331,732
2017	113,614	49,026	162,640
2018	31,406	18,806	50,212
Thereafter	6,253	1,936	8,189
Total	$1,456,420	$456,759	$1,913,179

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Allowance for Credit Losses
Activity in the allowance for credit losses for finance receivables for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at December 31, 2010	$27,792	$13,318	$26,208	$2,112	$69,430
Amounts charged to expense	13,726	5,087	7,631	1,610	28,054
Accounts written off	(12,857)	(6,366)	(13,567)	(1,264)	(34,054)
Balance at December 31, 2011	28,661	12,039	20,272	2,458	63,430
Amounts charged to expense	2,276	994	3,278	903	7,451
Accounts written off	(13,958)	(4,371)	(11,228)	(1,230)	(30,787)
Balance at December 31, 2012	16,979	8,662	12,322	2,131	40,094
Amounts charged to expense	4,584	4,553	9,663	1,254	20,054
Accounts written off	(7,398)	(3,512)	(10,820)	(1,469)	(23,199)
Balance at December 31, 2013	$14,165	$9,703	$11,165	$1,916	$36,949

Aging of Receivables
The aging of finance receivables at December 31, 2013 and 2012 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
December 31, 2013
< 31 days	$1,383,253	$425,923	$379,502	$42,573	$2,231,251
> 30 days and < 61 days	32,102	11,760	10,464	4,391	58,717
> 60 days and < 91 days	20,830	5,724	3,330	1,363	31,247
> 90 days and < 121 days	6,413	3,979	1,809	311	12,512
> 120 days	13,822	9,373	2,710	416	26,321
Total	$1,456,420	$456,759	$397,815	$49,054	$2,360,048
Past due amounts > 90 days
Still accruing interest	$6,413	$3,979	$—	$—	$10,392
Not accruing interest	13,822	9,373	4,519	727	28,441
Total	$20,235	$13,352	$4,519	$727	$38,833

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
December 31, 2012
< 31 days	$1,497,797	$435,780	$392,108	$45,324	$2,371,009
> 30 days and < 61 days	37,348	9,994	12,666	1,368	61,376
> 60 days and < 91 days	24,059	5,198	4,577	285	34,119
> 90 days and < 121 days	6,665	3,327	2,319	179	12,490
> 120 days	15,842	7,211	3,290	137	26,480
Total	$1,581,711	$461,510	$414,960	$47,293	$2,505,474
Past due amounts > 90 days
Still accruing interest	$6,665	$3,327	$—	$—	$9,992
Not accruing interest	15,842	7,211	5,609	316	28,978
Total	$22,507	$10,538	$5,609	$316	$38,970
Credit Quality
The extension of credit and management of credit lines to new and existing clients uses a combination of an automated credit score, where available, and a detailed manual review of the client's financial condition and, when applicable, payment history. Once credit is granted, the payment performance of the client is managed through automated collections processes and is supplemented with direct follow up should an account become delinquent. We have robust automated collections and extensive portfolio management processes. The portfolio management processes ensure that our global strategy is executed, collection resources are allocated appropriately and enhanced tools and processes are implemented as needed.
We use a third party to score the majority of the North America portfolio on a quarterly basis using a commercial credit score. We do not use a third party to score our International portfolio because the cost to do so is prohibitive, it is a localized process and there is no single credit score model that covers all countries.
The table below shows the North America portfolio at December 31, 2013 and 2012 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	December 31,
	2013	2012
Sales-type lease receivables
Risk Level
Low	$1,081,853	$1,016,413
Medium	244,379	450,432
High	51,851	43,658
Not Scored	78,337	71,208
Total	$1,456,420	$1,581,711
Loan receivables
Risk Level
Low	$279,607	$254,567
Medium	95,524	136,069
High	11,511	14,624
Not Scored	11,173	9,700
Total	$397,815	$414,960

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

Leveraged Leases
Our investment in leveraged lease assets consisted of the following:

	December 31,
	2013	2012
Rental receivables	$61,721	$83,254
Unguaranteed residual values	13,235	14,177
Principal and interest on non-recourse loans	(35,449)	(55,092)
Unearned income	(5,097)	(7,793)
Investment in leveraged leases	34,410	34,546
Less: deferred taxes related to leveraged leases	(15,078)	(19,372)
Net investment in leveraged leases	$19,332	$15,174

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

5. Intangible Assets and Goodwill
Intangible assets
Intangible assets at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$354,373	$(251,388)	$102,985	$407,901	$(269,100)	$138,801
Supplier relationships	29,000	(25,013)	3,987	29,000	(22,113)	6,887
Software & technology	167,009	(155,009)	12,000	169,632	(151,628)	18,004
Trademarks & trade names	35,366	(33,985)	1,381	35,078	(32,615)	2,463
Non-compete agreements	7,407	(7,373)	34	7,471	(7,412)	59
Total intangible assets	$593,155	$(472,768)	$120,387	$649,082	$(482,868)	$166,214

Amortization expense for intangible assets was $37 million, $41 million and $49 million for the years ended December 31, 2013, 2012 and 2011, respectively. The future amortization expense for intangible assets as of December 31, 2013 was as follows:

Year ended December 31,
2014	$34,437
2015	30,439
2016	23,037
2017	11,374
2018	10,547
Thereafter	10,553
Total	$120,387
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, future acquisitions and accelerated amortization.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, for the years ended December 31, 2013 and 2012 are shown in the tables below. Prior year amounts have been recast for the change in reporting segments.

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2012	Impairment	Other (1)	December 31, 2013

North America Mailing	$355,874	$—	$355,874	$—	$4,054	$359,928
International Mailing	182,746	—	182,746	—	(485)	182,261
Small & Medium Business Solutions	538,620	—	538,620	—	3,569	542,189

Production Mail	120,881	—	120,881	—	(2,821)	118,060
Presort Services	195,140	—	195,140	—	—	195,140
Enterprise Business Solutions	316,021	—	316,021	—	(2,821)	313,200

Digital Commerce Solutions	876,436	—	876,436	—	3,046	879,482

Total reportable segments	1,731,077	—	1,731,077	—	3,794	1,734,871
Discontinued operations	553,526	(148,465)	405,061	(101,415)	(303,646)	—
Total goodwill	$2,284,603	$(148,465)	$2,136,138	$(101,415)	$(299,852)	$1,734,871

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2011	Impairment	Other (1)	December 31, 2012

North America Mailing	$352,897	$—	$352,897	$—	$2,977	$355,874
International Mailing	187,904	—	187,904	—	(5,158)	182,746
Small & Medium Business Solutions	540,801	—	540,801	—	(2,181)	538,620

Production Mail	117,351	—	117,351	—	3,530	120,881
Presort Services	195,140	—	195,140	—	—	195,140
Enterprise Business Solutions	312,491	—	312,491	—	3,530	316,021

Digital Commerce Solutions	871,596	—	871,596	—	4,840	876,436

Total reportable segments	1,724,888	—	1,724,888	—	6,189	1,731,077
Discontinued operations	552,350	(130,150)	422,200	(18,315)	1,176	405,061
Total goodwill	$2,277,238	$(130,150)	$2,147,088	$(18,315)	$7,365	$2,136,138

(1)
Primarily represents foreign currency translation adjustments for the period. For discontinued operations in 2013, the adjustment primarily represents the write-off of remaining goodwill upon the sale of the Management Services business.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

6. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2013	2012
Accounts payable	$270,067	$362,938
Customer deposits	672,440	698,770
Employee related liabilities	332,072	356,188
Miscellaneous other	370,003	391,330
Accounts payable and accrued liabilities	$1,644,582	$1,809,226

7. Debt

		December 31,
		2013	2012
Term loans		$230,000	$230,000
3.875%	notes due 2013	—	375,000
4.875%	notes due 2014 (1)	—	450,000
5.00%	notes due 2015 (1)	274,879	400,000
4.75%	notes due 2016 (1)	370,914	500,000
5.75%	notes due 2017	500,000	500,000
5.60%	notes due Mar 2018	250,000	250,000
4.75%	notes due May 2018	350,000	350,000
6.25%	notes due 2019	300,000	300,000
5.25%	notes due 2022 (2)	110,000	110,000
5.25%	notes due 2037 (3)	500,000	500,000
6.70%	notes due 2043 (4)	425,000	—
Other (5)		35,502	52,375
Total debt		3,346,295	4,017,375
Current portion long-term debt		—	375,000
Long-term debt		$3,346,295	$3,642,375

Term loans bear interest at the applicable London Interbank Offered Rate (LIBOR) plus 2.25% or Prime Rate plus 1.25%, at our option. Interest is payable and resets quarterly and the loans mature in 2015 and 2016.

(1)
During the first quarter 2013, we completed a cash tender offer (the Tender Offer) for a portion of our 4.875% Notes due 2014 (2014 Notes), our 5.0% Notes due 2015, and our 4.75% Notes due 2016 (the Subject Notes). Holders who validly tendered their notes received the principal amount of the notes tendered, all accrued and unpaid interest and a premium amount. An aggregate $405 million of the Subject Notes were tendered. Subsequently, in the fourth quarter of 2013, we redeemed the remaining outstanding 2014 Notes that were scheduled to mature August 2014 through the exercise of a make-whole provision. In connection with the Tender Offer and the early redemption of the 2014 Notes, we recognized an aggregate net loss of $33 million.

At December 31, 2012, we had interest rate swap agreements with an aggregate notional value of $450 million that effectively converted the fixed rate interest payments on the 2014 Notes into variable interest rates. In connection with the Tender Offer, we unwound a portion of these interest rate swap agreements, and in connection with redemption of the remaining outstanding notes in the fourth quarter of 2013, we unwound the remaining interest rate swap agreements. At December 31, 2013, we had no interest rate swaps outstanding.

(2)	These notes may be redeemed, at our option, in whole or in part, at any time on or after November 27, 2015 at par plus accrued interest.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

(3)	These notes may be redeemed by bondholders, in whole or in part, at par plus accrued interest, in January 2017.

(4)
During the first quarter of 2013, we issued $425 million of 6.7% fixed rate notes. Interest is payable quarterly. The notes mature in 2043, but may be redeemed, at our option, in whole or in part, at any time on or after March 7, 2018 at par plus accrued and unpaid interest. We used the net proceeds from the notes to fund the Tender Offer.

(5)	Other consists of the unamortized net proceeds received from unwinding of interest rate swaps, debt discounts and premiums and the mark-to-market adjustment of interest rate swaps, if applicable.

There were no outstanding commercial paper borrowings at December 31, 2013 or 2012. As of December 31, 2013, we had not drawn upon our $1.0 billion credit facility. The credit facility expires in April 2016.

Annual maturities of outstanding debt at December 31, 2013 are as follows:

2014	$—
2015	324,879
2016	550,914
2017	500,000
2018	600,000
Thereafter	1,335,000
Total	$3,310,793

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

8. Income Taxes
Income from continuing operations before taxes consisted of the following:

	Years Ended December 31,
	2013	2012	2011
U.S.	$288,660	$387,987	$384,602
International	114,517	146,325	106,884
Total	$403,177	$534,312	$491,486

The provision for income taxes from continuing operations consisted of the following:

	Years Ended December 31,
	2013	2012	2011
U.S. Federal:
Current	$78,315	$151,984	$(93,791)
Deferred	(19,754)	16,136	135,305
	58,561	168,120	41,514
U.S. State and Local:
Current	5,359	(2,604)	27,385
Deferred	(8,026)	(26,273)	(15,546)
	(2,667)	(28,877)	11,839
International:
Current	33,165	63,871	67,566
Deferred	(5,990)	(82,862)	(85,401)
	27,175	(18,991)	(17,835)

Total current	116,839	213,251	1,160
Total deferred	(33,770)	(92,999)	34,358
Total provision for income taxes	$83,069	$120,252	$35,518

Effective tax rate	20.6%	22.5%	7.2%

The effective tax rate for 2013 includes tax benefits of $13 million from an affiliate reorganization, $17 million from tax planning initiatives, $5 million from the adjustment of non-U.S. tax accounts from prior periods and $4 million from the retroactive effect of 2013 U.S. tax legislation.

The effective tax rate for 2012 includes tax benefits of $32 million from the sale of non-U.S. leveraged lease assets and $47 million from the resolution of U.S. tax examinations and tax accruals of $43 million for the repatriation of additional non-U.S. earnings that arose as a result of one-time events including the sale of leveraged lease assets and Canadian tax law changes.

The effective tax rate for 2011 includes tax benefits of $90 million from the IRS tax settlements and $34 million from the sale of non-U.S. leveraged lease assets.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The items accounting for the difference between income taxes computed at the federal statutory rate and our provision for income taxes consist of the following:

	Years Ended December 31,
	2013	2012	2011
Federal statutory provision	$141,118	$187,009	$172,020
State and local income taxes	(1,733)	(2,071)	12,079
Impact of non-U.S. leveraged lease asset sales	—	(30,367)	(31,423)
Other impact of foreign operations	(29,865)	21,100	(13,337)
Tax exempt income/reimbursement	(1,672)	(1,992)	(2,674)
Federal income tax credits/incentives	(10,282)	(8,918)	(10,741)
Unrealized stock compensation benefits	2,292	3,456	3,538
Resolution of U.S. tax examinations	(3,853)	(47,380)	(94,225)
Outside basis differences	(13,214)	—	—
Other, net	278	(585)	281
Provision for income taxes	$83,069	$120,252	$35,518
Other impacts of foreign operations include income of foreign affiliates taxed at rates other than the 35% U.S. statutory rate, the accrual or release of tax uncertainty amounts related to foreign operations, the tax impacts of foreign earnings repatriation and the U.S. foreign tax credit impacts of other foreign income taxed in the U.S.

Deferred tax liabilities and assets consisted of the following:

	December 31,
	2013	2012
Deferred tax liabilities:
Depreciation	$(54,023)	$(65,205)
Deferred profit (for tax purposes) on sale to finance subsidiary	(142,114)	(157,279)
Lease revenue and related depreciation	(249,998)	(306,612)
Amortizable intangibles	(79,852)	(104,156)
Other	(73,077)	(35,157)
Deferred tax liabilities	(599,064)	(668,409)

Deferred tax assets:
Nonpension postretirement benefits	99,628	119,002
Pension	43,301	117,509
Inventory and equipment capitalization	22,824	26,778
Restructuring charges	26,837	20,793
Long-term incentives	28,880	35,056
Net operating loss	143,839	152,617
Tax credit carry forwards	48,617	41,518
Tax uncertainties gross-up	35,298	28,492
Other	147,709	89,406
Valuation allowance	(122,780)	(142,176)
Deferred tax assets	474,153	488,995

Total deferred taxes, net	$(124,911)	$(179,414)

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

We have net operating loss carry forwards of $292 million as of December 31, 2013, of which, $260 million can be carried forward indefinitely and the remainder expire over the next 15 years In addition, we have tax credit carry forwards of $49 million that expire over the next 15 years.

As of December 31, 2013 we have not provided for income taxes on $700 million of cumulative undistributed earnings of subsidiaries outside the U.S. as these earnings will be either indefinitely reinvested or remitted substantially free of additional tax; however, we estimate that withholding taxes on such remittances would be $3 million. Determination of the liability that would be incurred if these earnings were remitted to the U.S. is not practicable as there is a significant amount of uncertainty with respect to determining the amount of foreign tax credits and other indirect tax consequences that may arise from the distribution of these earnings.

Uncertain Tax Positions
A reconciliation of the amount of unrecognized tax benefits is as follows:

	2013	2012	2011
Balance at beginning of year	$146,905	$198,635	$531,790
Increases from prior period positions	15,777	11,811	67,065
Decreases from prior period positions	(6,908)	(17,985)	(140,107)
Increases from current period positions	23,549	28,255	28,686
Decreases relating to settlements with tax authorities	(482)	(1,948)	(18,204)
Reductions from lapse of applicable statute of limitations	(10,440)	(71,863)	(270,595)
Balance at end of year	$168,401	$146,905	$198,635
The amount of the unrecognized tax benefits at December 31, 2013, 2012 and 2011 that would affect the effective tax rate if recognized was $144 million, $123 million and $160 million, respectively.

On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to 20% of our unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes or discontinued operations as appropriate. During the years ended December 31, 2013, 2012 and 2011, we recorded interest and penalties of $27 million, $(28) million and $(83) million, respectively. We had $37 million and $11 million accrued for the payment of interest and penalties at December 31, 2013 and 2012, respectively.

Other Tax Matters
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the U.S., other countries and local jurisdictions in which we have operations. Except for issues arising out of certain partnership investments, the IRS examinations of tax years prior to 2009 are closed to audit. Other than the pending application of legal principles to specific issues arising in earlier years, only post-2007 Canadian tax years are subject to examination. Other significant tax filings subject to examination include various post-2004 U.S. state and local, post-2007 German, and post-2011 French and U.K. tax filings. We have other less significant tax filings currently under examination or subject to examination.
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
On August 27, 2012, the United States Court of Appeals for the Third Circuit overturned a prior Tax Court decision and ruled in favor of the IRS and adverse to the Historic Boardwalk Hall LLC, a partnership in which we had made an investment in the year 2000. In January 2014, the Tax Court entered an order to implement the rulings of the Third Circuit. Under the terms of the partnership agreement,

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

we are indemnified against any payments we may be required to make. However, the potential for a difference in the timing of payments which may be due to taxing authorities and the timing of receipts due to us under the partnership agreement may cause fluctuations in our cash flows in future periods. Further, if we do not recover under the indemnification provisions of the partnership agreement, the amount of tax and interest due as a result of this matter could be as much as $100 million.
9. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary, has 300,000 shares, or $300 million, of outstanding perpetual voting preferred stock (the Preferred Stock) held by certain institutional investors. The holders of the Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the company. The Preferred Stock is entitled to cumulative dividends at a rate of 6.125% through 2016 after which it becomes callable and, if it remains outstanding, will yield a dividend that increases by 50% every six months thereafter. No dividends were in arrears at December 31, 2013 or December 31, 2012. There was no change in the carrying value of noncontrolling interests during the years ended December 31, 2013 or 2012.

10. Stockholders' Equity
Preferred Stock
We have two classes of Preferred Stock issued and outstanding: the 4% Preferred Stock (the Preferred Stock) and the $2.12 Preference Stock (the Preference Stock). The Preferred Stock is entitled to cumulative dividends of $2 per year and can be converted into 24.24 shares of common stock, subject to adjustment in certain events. The Preferred Stock is redeemable at our option at a price of $50 per share, plus dividends accrued through the redemption date. We are authorized to issue 600,000 shares of Preferred Stock. At December 31, 2013 and 2012, there were 74 shares and 85 shares outstanding, respectively. There are no unpaid dividends in arrears.

The Preference Stock is entitled to cumulative dividends of $2.12 per year and can be converted into 16.53 shares of common stock, subject to adjustment in certain events. The Preference Stock is redeemable at our option at a price of $28 per share. We are authorized to issue 5,000,000 shares of Preference Stock. At December 31, 2013 and 2012, there were 21,838 shares and 23,928 shares outstanding, respectively. There are no unpaid dividends in arrears.

Common Stock
We have 480,000,000 shares of common stock authorized and 323,337,912 shares were issued at December 31, 2013 and 2012. At December 31, 2013, 39,810,385 shares were reserved for issuance under our stock plans, dividend reinvestment program and for the conversion of the Preferred Stock and Preference Stock. The following table summarizes the changes in Common Stock and Treasury Stock:

	Treasury	Common Stock
Balance at December 31, 2010	119,906,910	203,431,002
Repurchases of common stock	4,692,200	(4,692,200)
Issuance of common stock	(963,448)	963,448
Conversions to common stock	(48,820)	48,820
Balance at December 31, 2011	123,586,842	199,751,070
Issuance of common stock	(1,118,089)	1,118,089
Conversions to common stock	(14,888)	14,888
Balance at December 31, 2012	122,453,865	200,884,047
Issuance of common stock	(1,163,668)	1,163,668
Conversions to common stock	(34,807)	34,807
Balance at December 31, 2013	121,255,390	202,082,522

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

11. Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Amount Reclassified from AOCI (a)
	Years Ended December 31,
	2013	2012	2011
Gains (losses) on cash flow hedges
Revenue	$(835)	$1,298	$(166)
Cost of sales	332	(185)	(719)
Interest expense	(2,028)	(2,028)	(2,028)
Total before tax	(2,531)	(915)	(2,913)
Tax benefit	987	358	1,135
Net of tax	$(1,544)	$(557)	$(1,778)

Unrealized gains (losses) on available for sale securities
Interest income	$(1,140)	$1,768	$168
Tax benefit (provision)	422	(654)	(62)
Net of tax	$(718)	$1,114	$106

Pension and Postretirement Benefit Plans (b)
Transition credit	$9	$10	$10
Prior service (costs) credit	(620)	809	2,187
Actuarial losses	(54,372)	(75,274)	(56,323)
Total before tax	(54,983)	(74,455)	(54,126)
Tax benefit	19,228	21,876	19,652
Net of tax	$(35,755)	$(52,579)	$(34,474)
(a)     Amounts in parentheses indicate debits (reductions) to income.

(b)	These items are included in the computation of net periodic costs of defined benefit pension plans and nonpension postretirement benefit plans (see Note 18 for additional details).

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Changes in accumulated other comprehensive loss for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available for sale securities	Defined benefit pension plans and nonpension postretirement benefit plans	Foreign currency items	Total
Balance January 1, 2011	$(10,445)	$1,439	$(602,321)	$137,521	$(473,806)
Other comprehensive income (loss) before reclassifications (a)	229	3,054	(173,699)	(53,569)	(223,985)
Amounts reclassified from accumulated other comprehensive income (a), (b)	1,778	(106)	34,474	—	36,146
Net other comprehensive income (loss)	2,007	2,948	(139,225)	(53,569)	(187,839)
Balance at December 31, 2011	(8,438)	4,387	(741,546)	83,952	(661,645)
Other comprehensive income (loss) before reclassifications (a)	104	1,240	(70,232)	(2,702)	(71,590)
Amounts reclassified from accumulated other comprehensive income (a), (b)	557	(1,114)	52,579	—	52,022
Net other comprehensive income (loss)	661	126	(17,653)	(2,702)	(19,568)
Balance at December 31, 2012	(7,777)	4,513	(759,199)	81,250	(681,213)
Other comprehensive income (loss) before reclassifications (a)	(147)	(7,000)	122,023	(39,489)	75,387
Amounts reclassified from accumulated other comprehensive income (a), (b), (c)	1,544	718	35,755	(6,747)	31,270
Net other comprehensive income (loss)	1,397	(6,282)	157,778	(46,236)	106,657
Balance at December 31, 2013	$(6,380)	$(1,769)	$(601,421)	$35,014	$(574,556)
(a)     Amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b)     See table above for additional details of these reclassifications.

(c)
Foreign currency item amount represents the recognition of deferred translation upon the sale of the U.K. IMS business and PBMSi. Amount was reclassified from accumulated other comprehensive loss and recorded as discontinued operations in the Consolidated Statements of Income.

12. Stock-Based Compensation
The following table shows stock-based compensation expense included in the Consolidated Statements of Income:

	Years Ended December 31,
	2013	2012	2011
Cost of equipment sales	$886	$1,212	$1,292
Cost of support services	382	522	557
Cost of business services	527	721	770
Selling, general and administrative	11,099	15,176	15,689
Research and development	435	596	640
Discontinued operations (1)	1,592	—	—
Stock-based compensation expense	14,921	18,227	18,948
Tax benefit	(5,759)	(6,061)	(6,170)
Stock-based compensation expense, net of tax	$9,162	$12,166	$12,778
(1) Amount represents the expense related to the immediate vesting of RSUs and stock options held by employees of PBMS upon the sale of the business.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Stock Plans
We have a long-term incentive program whereby eligible employees may be granted restricted stock units, non-qualified stock options, other stock-based awards, cash or any combination thereof. The Executive Compensation Committee of the Board of Directors administers these plans. We settle employee stock compensation awards with treasury shares. At December 31, 2013, there were 19,180,600 shares available for future grants under our long-term incentive program.

Restricted Stock Units
Restricted stock units are granted to employees and entitle the holder to shares of common stock as the units vest, typically over a four year service period. The fair value of the units is determined on the grant date based on the stock price on the grant date less the present value of expected dividends. The following table summarizes information about restricted stock units during 2013 and 2012:

	2013		2012
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Restricted stock units outstanding at beginning of the year	1,909,160	$17.68	1,629,055	$22.33
Granted	1,365,798	10.37	999,381	14.72
Vested	(1,049,572)	17.52	(598,543)	22.27
Forfeited	(284,074)	13.33	(120,733)	18.75
Restricted stock units outstanding at end of the year	1,941,312	$13.19	1,909,160	$17.68

At December 31, 2013, there was $12 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted-average period of 2.2 years. The intrinsic value of restricted stock units outstanding at December 31, 2013 was $45 million. The intrinsic value of restricted stock units vested during 2013, 2012 and 2011 was $15 million, $11 million and $13 million, respectively. The fair value of restricted stock units vested during 2013, 2012 and 2011 was $18 million, $13 million and $15 million, respectively.

Market Stock Units
Each market stock unit award entitles the holder to receive a number of shares, adjusted for the attainment of certain performance and market conditions. The award vests at the end of a three-year performance period and the actual number of shares the recipient receives may range from 50% to 200% of the shares awarded. The expense for these awards, net of estimated forfeitures, is recorded over the performance period based on the fair value of the award, which was determined on the grant date using a Monte Carlo simulation model. There were no market stock units awarded during 2013.
The following table summarizes information about market stock units during 2013 and 2012:

	2013		2012
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Market stock units outstanding at beginning of the year	198,145	$17.91	—	$—
Granted	—	—	205,013	17.91
Forfeited	(9,718)	17.91	(6,868)	17.91
Market stock units outstanding at the end of the year	188,427	$17.91	198,145	$17.91

The fair value of market stock units granted in 2012 was determined based on the following assumptions:

Expected dividend yield	6.7%
Expected stock price volatility	29.7%
Risk-free interest rate	0.4%

At December 31, 2013, there was less than $1 million of unrecognized compensation cost related to market stock units that is expected to be recognized over a weighted-average period of 1.1 years. The intrinsic value of market stock units outstanding at December 31, 2013 was $4 million.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Stock Options
We may also grant stock options to certain officers and employees at an exercise price equal to the stock price of our common stock on the grant date. Options vest ratably over three or four years and expire ten years from the date of grant.

The following table summarizes information about stock option activity during 2013 and 2012:

	2013		2012
	Shares	Per share weighted average exercise prices	Shares	Per share weighted average exercise prices
Options outstanding at beginning of the year	13,653,245	$35.28	14,471,464	$36.42
Granted	800,000	21.93	600,000	15.71
Exercised	(35,461)	22.09	—	—
Canceled	(628,731)	32.93	(525,361)	36.15
Expired	(1,392,159)	32.39	(892,858)	40.20
Options outstanding at the end of the year	12,396,894	$34.90	13,653,245	$35.28
Options exercisable at the end of the year	10,864,753	$36.84	11,762,341	$37.44

At December 31, 2013, there was $1 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.8 years. The intrinsic value of options outstanding and options exercisable at December 31, 2013 was $7 million and $3 million, respectively. The intrinsic value of options exercised during 2013 was not material.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of per share exercise prices	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life
$13.39 - $22.99	2,401,807	$20.32	7.6 years	1,411,807	$21.42	6.6 years
$23.00 - $30.99	2,462,402	25.32	6.3 years	1,920,261	25.28	5.9 years
$31.00 - $38.99	1,535,814	36.86	4.1 years	1,535,814	36.86	4.1 years
$39.00 - $48.03	5,996,871	44.16	1.4 years	5,996,871	44.16	1.4 years
	12,396,894	$34.90	3.9 years	10,864,753	$36.84	3.3 years

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

	Years Ended December 31,
	2013	2012	2011
Expected dividend yield	7.7%	9.3%	6.1%
Expected stock price volatility	29.5%	30.0%	26.1%
Risk-free interest rate	1.8%	1.2%	3.3%
Expected life	7.9 years	7.9 years	7.4 years
Weighted-average fair value per option granted	$0.88	$0.48	$3.45

The fair value of stock options granted during 2013, 2012 and 2011 was $1 million, less than $1 million and $5 million, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Employee Stock Purchase Plan
We maintain a non-compensatory Employee Stock Purchase Plan that enables substantially all U.S. and Canadian employees to purchase shares of our common stock at an offering price of 95% of the average market price on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. Employees purchased 222,159 shares and 291,859 shares in 2013 and 2012, respectively. We have reserved 4,594,776 common shares for future purchase under the ESPP.

Directors' Stock Plan
Each non-employee director is granted shares of restricted stock on an annual basis. In 2013 and 2012, we granted 19,800 shares and 26,653 shares to non-employee directors, respectively.

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
The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2013 and 2012. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy.

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$403,706	$224,440	$—	$628,146
Equity securities	—	26,536	—	26,536
Commingled fixed income securities	—	24,695	—	24,695
Debt securities - U.S. and foreign governments, agencies and municipalities	122,783	17,653	—	140,436
Debt securities - corporate	—	38,264	—	38,264
Mortgage-backed / asset-backed securities	—	164,598	—	164,598
Derivatives
Foreign exchange contracts	—	1,358	—	1,358
Total assets	$526,489	$497,544	$—	$1,024,033
Liabilities:
Investment securities
Mortgage-backed securities	$—	$(4,445)	$—	$(4,445)
Derivatives
Foreign exchange contracts	—	(3,009)	—	(3,009)
Total liabilities	$—	$(7,454)	$—	$(7,454)

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
Investment Securities
The valuation of investment securities is based on the market approach using inputs that are observable, or can be corroborated by observable data, in an active marketplace. The following information relates to our classification into the fair value hierarchy:

•
Money Market Funds / Commercial Paper: Money market funds typically invest in government securities, certificates of deposit, commercial paper and other highly liquid, low risk securities. Money market funds are principally used for overnight deposits and are classified as Level 1 when unadjusted quoted prices in active markets are available and as Level 2 when they are not actively traded on an exchange. Direct investments in commercial paper are not listed on an exchange in an active market and are classified as Level 2.

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

•
Mortgage-Backed Securities / Asset-Backed Securities: These securities are valued based on external pricing indices. When external index pricing is not observable, these securities are valued based on external price/spread data. These securities are classified as Level 2.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Available-For-Sale Securities
At December 31, 2013 and 2012, available-for-sale securities consisted of the following:

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	121,803	999	(3,372)	119,430
Corporate	37,901	935	(572)	38,264
Mortgage-backed / asset-backed securities	165,664	1,570	(2,636)	164,598
Total	$325,368	$3,504	$(6,580)	$322,292

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	127,807	3,972	(56)	131,723
Corporate	41,095	2,851	(20)	43,926
Mortgage-backed / asset-backed securities	162,180	3,340	(3,145)	162,375
Total	$331,082	$10,163	$(3,221)	$338,024

Gross unrealized losses on investment securities that were in a loss position for greater than 12 months were $1 million at December 31, 2013 and less than $1 million at December 31, 2012. We have not recognized an other-than-temporary impairment on any of the investment securities in an unrealized loss position because we do not intend to sell these securities, it is more likely than not that we will not be required to sell these securities before recovery of the unrealized losses and we expect to receive the contractual principal and interest on these investment securities.

At December 31, 2013, the amortized cost and estimated fair value of available-for-sale securities have scheduled maturities as follows:

	Amortized cost	Estimated fair value
Within 1 year	$41,853	$41,932
After 1 year through 5 years	46,869	47,284
After 5 years through 10 years	67,160	66,140
After 10 years	169,486	166,936
Total	$325,368	$322,292
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities as borrowers have the right to prepay obligations with or without prepayment penalties.
We have not experienced any write-offs in our investment portfolio. The majority of our mortgage-backed securities are either guaranteed or supported by the U.S. government. We have no investments in inactive markets that would warrant a possible change in our pricing methods or classification within the fair value hierarchy. Further, we have no investments in auction rate securities.
Derivative Instruments
The valuation of foreign exchange derivatives is based on a market approach using observable market inputs, such as forward rates. The valuation of interest rate swaps is based on an income approach using a model with inputs that are observable or that can be derived from or corroborated by observable market data. As required by the fair value measurements guidance, we also incorporate counterparty credit risk and our credit risk into the fair value measurement of our derivative assets and liabilities, respectively. We derive credit risk from observable data related to credit default swaps.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The fair value of our derivative instruments at December 31, 2013 and 2012 was as follows:

		December 31,
Designation of Derivatives	Balance Sheet Location	2013	2012
Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$546	$78
	Other assets:
	Interest rate swaps	—	10,117
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(526)	(320)
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	812	2,504
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(2,483)	(854)

	Total derivative assets	1,358	12,699
	Total derivative liabilities	(3,009)	(1,174)
	Total net derivative (liability) asset	$(1,651)	$11,525

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in earnings. The following represents the results of fair value hedging relationships for the years ended December 31, 2013 and 2012:

		Year Ended December 31,
		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings
Derivative Instrument	Location of Gain (Loss)	2013	2012	2013	2012
Interest rate swaps	Interest expense	$3,798	$9,994	$(11,883)	$(31,137)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in accumulated other comprehensive income (AOCI) in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At December 31, 2013 and 2012, we had outstanding contracts associated with these anticipated transactions with a notional amount of $26 million and $25 million, respectively. The fair value of these contracts was a net asset of less than $1 million at December 31, 2013 and a net liability of less than $1 million at December 31, 2012.
The amounts included in AOCI at December 31, 2013 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The following represents the results of cash flow hedging relationships for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2013	2012		2013	2012
Foreign exchange contracts	$241	$(2,055)	Revenue	$(835)	$1,298
			Cost of sales	332	(185)
				$(503)	$1,113
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. The fair value of these contracts was a net liability of $2 million at December 31, 2013 and a net asset of $2 million at December 31, 2012. All outstanding contracts at December 31, 2013 mature within one year.
The following represents the results of our non-designated derivative instruments for the years ended December 31, 2013 and 2012:

		Year Ended December 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2013	2012
Foreign exchange contracts	Selling, general and administrative expense	$(16,574)	$(4,254)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At December 31, 2013, the maximum amount of collateral that we would have been required to post had the credit-risk-related contingent features been triggered was $2 million.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations.  The inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at December 31, 2013 and 2012 was as follows:

	December 31,
	2013	2012
Carrying value	$3,346,295	$4,017,375
Fair value	$3,539,022	$4,200,970

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

14. Restructuring Charges and Asset Impairments
The table below shows the activity in our restructuring reserves for the years ended December 31, 2013, 2012 and 2011 and includes amounts for both continuing operations and discontinued operations.

	Severance and benefits costs	Pension and Retiree Medical	Asset impairments	Other exit costs	Total
Balance at December 31, 2010	$101,639	$—	$—	$11,561	$113,200
Expenses, net	101,043	8,178	13,528	12,471	135,220
Gain on sale of facility	—	—	(601)	—	(601)
Cash payments	(97,646)	—	601	(9,957)	(107,002)
Non-cash charges	—	(8,178)	(13,528)	—	(21,706)
Balance at December 31, 2011	105,036	—	—	14,075	119,111
Expenses, net	24,992	—	—	(1,627)	23,365
Cash payments	(67,488)	—	—	(7,230)	(74,718)
Balance at December 31, 2012	62,540	—	—	5,218	67,758
Expenses, net	48,373	1,964	71	9,961	60,369
Cash payments	(52,355)	—	—	(7,165)	(59,520)
Non-cash charges	—	(1,964)	(71)	—	(2,035)
Balance at December 31, 2013	$58,558	$—	$—	$8,014	$66,572

In 2013, we initiated actions designed to further enhance our responsiveness to changing market conditions, streamline our business operations, reduce our cost structure and create long-term flexibility to invest in growth. These actions resulted in restructuring charges of $67 million. Restructuring charges also include the reversal of $7 million based on a review of our remaining obligations under prior programs. The majority of the remaining restructuring reserves are expected to be paid over the next 12-24 months. Due to certain international labor laws and long-term lease agreements, some payments will extend beyond 24 months. We expect to fund these payments from cash flows from operations.

During 2012, we took actions to further streamline our business operations and reduce our cost structure. These actions consisted primarily of workforce reductions and resulted in a pre-tax restructuring charge of $38 million. Restructuring charges are net of reversals of $15 million for changes in estimated reserves for prior period programs.

Restructuring charges in 2011 represent charges taken in connection with a series of strategic transformation initiatives announced in 2009. These initiatives were designed to transform and enhance the way we operate as a global company, enhance our responsiveness to changing market conditions and create improved processes and systems and were implemented over a three year period through 2011.

Asset Impairments
During 2013, we recorded a non-cash impairment charge of $26 million related to an agreement to sell our corporate headquarters building (see Note 3).

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

15. Commitments and Contingencies
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

In December 2013, we received a Civil Investigative Demand (CID) from the Department of Justice (DOJ) pursuant to the False Claims Act requesting documents and information relating to compliance with certain postal regulatory requirements in our Presort Services business. We had previously provided information to the DOJ in response to letter requests and continue to provide information in response to the CID and other requests from the DOJ. Given the current stage of this inquiry, we cannot provide an estimate of any possible losses or range of loss and we cannot yet predict the ultimate outcome of this matter or its impact, if any, on our business, financial condition or results of operations.

16. Leases
We lease office facilities, sales and service offices, equipment and other properties under operating lease agreements extending from three to eight years. Certain leases require us to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rental expense was $67 million, $68 million and $78 million in 2013, 2012 and 2011, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2013 were as follows:

Years ending December 31,
2014	$55,908
2015	43,089
2016	30,246
2017	21,234
2018	15,660
Thereafter	35,115
Total minimum lease payments	$201,252

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

17. Segment Information
During the year, we sold certain businesses and realigned our segment reporting to reflect the clients we serve, the solutions we offer, and how we manage, review, analyze and measure our operations (See Note 1). Our historical results have been recast to present the operating results of divested businesses as discontinued operations and our segment results have been recast to conform to our new segment reporting. The principal products and services of each of our reporting segments are as follows:

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
Presort Services: Includes revenue and related expenses from presort mail services for our large enterprise clients to qualify large mail volumes for postal worksharing discounts.

Digital Commerce Solutions:
Digital Commerce Solutions: Includes the worldwide revenue and related expenses from (i) the sale and support services of non-equipment-based mailing, client relationship and communication and location intelligence software; (ii) direct marketing services for targeted clients; (iii) our cross-border e-commerce solutions; and (iv) our digital mail delivery service offering.

Revenue and segment earnings before interest and taxes (EBIT) for our reportable segments for the years ended December 31, 2013, 2012 and 2011 are presented in the tables below. Segment EBIT is determined by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses not allocated to a particular business segment, restructuring charges and impairment charges, which are recognized on a consolidated basis. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides investors with an analysis of the company's operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations.

	Revenues
	Years Ended December 31,
	2013	2012	2011
North America Mailing	$1,723,304	$1,818,952	$1,961,198
International Mailing	608,156	607,644	659,052
Small & Medium Business Solutions	2,331,460	2,426,596	2,620,250

Production Mail	511,544	480,718	511,595
Presort Services	430,469	429,804	396,853
Enterprise Business Solutions	942,013	910,522	908,448

Digital Commerce Solutions	595,928	577,946	596,643
Total revenue	$3,869,401	$3,915,064	$4,125,341

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	EBIT
	Years Ended December 31,
	2013	2012	2011
North America Mailing	$675,389	$688,665	$727,999
International Mailing	71,502	76,139	93,243
Small & Medium Business Solutions	746,891	764,804	821,242

Production Mail	55,000	48,981	52,817
Software	—	—	—
Management Services	—	—	—
Presort Services	83,259	106,170	100,718
Marketing Services	—	—	—
Enterprise Business Solutions	138,259	155,151	153,535
Digital Commerce Solutions

Digital Commerce Solutions	42,837	37,513	46,419
Total EBIT	927,987	957,468	1,021,196
Reconciling items:
Interest, net (1)	(190,364)	(188,386)	(197,266)
Corporate and other expenses	(217,463)	(216,456)	(233,732)
Restructuring charges and asset impairments	(84,344)	(17,176)	(118,630)
Other (expense) income	(32,639)	(1,138)	19,918
Income from continuing operations before income taxes	$403,177	$534,312	$491,486

(1)	Includes financing interest expense, other interest expense and interest income.

	Years Ended December 31,
	2013	2012	2011
Depreciation and amortization:
North America Mailing	$81,238	$104,957	$123,252
International Mailing	29,515	26,804	29,961
Small & Medium Business Solutions	110,753	131,761	153,213

Production Mail	15,740	12,227	10,682
Presort Services	29,999	26,753	25,389
Enterprise Business Solutions	45,739	38,980	36,071

Digital Commerce Solutions	24,361	30,167	39,540
Total for reportable segments	180,853	200,908	228,824
Reconciliation to consolidated amount:
Discontinued operations	16,338	37,863	28,662
Unallocated amount	14,052	16,785	14,656
Consolidated depreciation and amortization	$211,243	$255,556	$272,142

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Capital expenditures:
North America Mailing	$57,973	$78,511	$57,308
International Mailing	25,386	29,642	13,905
Small & Medium Business Solutions	83,359	108,153	71,213

Production Mail	2,875	12,339	11,419
Presort Services	12,512	17,220	34,931
Enterprise Business Solutions	15,387	29,559	46,350

Digital Commerce Solutions	25,562	4,794	5,413
Total for reportable segments	124,308	142,506	122,976
Reconciliation to consolidated amount:
Discontinued operations	8,328	32,849	18,909
Unallocated amount	4,876	1,231	14,095
Consolidated capital expenditures	$137,512	$176,586	$155,980

	December 31,
	2013	2012	2011
Assets:
North America Mailing	$2,974,025	$3,101,959	$3,350,457
International Mailing	856,073	866,620	783,610
Small & Medium Business Solutions	3,830,098	3,968,579	4,134,067

Production Mail	305,428	386,338	482,265
Presort Services	343,206	369,405	395,299
Enterprise Business Solutions	648,634	755,743	877,564

Digital Commerce Solutions	1,137,129	1,179,219	1,191,854
Total for reportable segments	5,615,861	5,903,541	6,203,485
Reconciliation to consolidated amount:
Discontinued operations	—	727,732	752,450
Cash and cash equivalents	907,806	913,276	856,238
Short-term investments	31,128	36,611	12,971
Other corporate assets	217,913	278,731	321,960
Consolidated assets	$6,772,708	$7,859,891	$8,147,104

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Geographic Data

	Years Ended December 31,
	2013	2012	2011
Revenue:
United States	$2,654,301	$2,669,074	$2,781,692
Outside United States	1,215,100	1,245,990	1,343,649
Total	$3,869,401	$3,915,064	$4,125,341

	December 31,
	2013	2012	2011
Identifiable long-lived assets:
United States	$2,210,510	$2,831,810	$2,749,101
Outside United States	781,313	836,346	910,048
Total	$2,991,823	$3,668,156	$3,659,149

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
Benefit accruals for those participants in our two largest U.S. pension plans with less than 16 years of service as of March 31, 2013 were frozen on March 31, 2013. Benefit accruals for all participants in our U.K. pension plans were frozen during 2013. Benefit accruals for those participants in our two largest U.S. pension plans with 16 or more years of service as of March 31, 2013 and all participants in our Canadian pension plans, will be frozen effective December 31, 2014.
The benefit obligations and funded status of defined benefit pension plans are as follows:

	United States		Foreign
	2013	2012	2013	2012
Accumulated benefit obligation	$1,611,457	$1,802,811	$659,602	$648,439

Projected benefit obligation
Benefit obligation at beginning of year	$1,822,677	$1,707,390	$663,826	$581,904
Service cost	13,981	18,939	6,272	7,763
Interest cost	74,370	81,040	27,365	27,793
Plan participants' contributions	—	—	496	1,106
Actuarial (gain) loss	(154,996)	145,641	(1,224)	45,537
Foreign currency changes	—	—	(204)	22,115
Settlement / curtailment	(3,275)	6	(86)	(1,489)
Special termination benefits	548	—	935	601
Benefits paid	(130,714)	(130,339)	(24,607)	(21,504)
Benefit obligation at end of year	1,622,591	1,822,677	672,773	663,826

Fair value of plan assets available for benefits
Fair value of plan assets at beginning of year	1,583,932	1,426,536	509,331	438,848
Actual return on plan assets	60,569	193,696	62,777	44,928
Company contributions	9,892	94,039	14,509	30,089
Plan participants' contributions	—	—	496	1,106
Settlement / curtailment	—	—	—	(1,489)
Foreign currency changes	—	—	(1,428)	17,353
Benefits paid	(130,714)	(130,339)	(24,607)	(21,504)
Fair value of plan assets at end of year	1,523,679	1,583,932	561,078	509,331

Funded status	$(98,912)	$(238,745)	$(111,695)	$(154,495)

Amounts recognized in Consolidated Balance Sheets
Non-current asset	$195	$175	$11,951	$530
Current liability	(18,097)	(7,456)	(1,051)	(967)
Non-current liability	(81,010)	(231,464)	(122,595)	(154,058)
Net amount recognized	$(98,912)	$(238,745)	$(111,695)	$(154,495)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Information provided in the table below is only for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2013 and 2012:

	United States		Foreign
	2013	2012	2013	2012
Projected benefit obligation	$1,621,164	$1,821,300	$544,875	$660,110
Accumulated benefit obligation	$1,610,029	$1,801,433	$532,774	$645,361
Fair value of plan assets	$1,522,057	$1,582,379	$421,229	$505,084

Pretax amounts recognized in AOCI consists of:
	United States		Foreign
	2013	2012	2013	2012
Net actuarial loss	$733,943	$879,323	$200,000	$243,765
Prior service (credit) cost	(135)	1,229	(863)	(751)
Transition asset	—	—	(59)	(68)
Total	$733,808	$880,552	$199,078	$242,946
The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2014 are as follows:

	United States	Foreign
Net actuarial loss	$24,642	$8,249
Prior service cost (credit)	9	(61)
Transition asset	—	(9)
Total	$24,651	$8,179
The components of net periodic benefit cost for defined benefit pension plans were as follows:

	United States			Foreign
	2013	2012	2011	2013	2012	2011
Service cost	$13,981	$18,939	$19,450	$6,272	$7,763	$7,310
Interest cost	74,370	81,040	87,738	27,365	27,793	28,329
Expected return on plan assets	(107,608)	(121,623)	(123,058)	(34,769)	(32,299)	(31,784)
Amortization of net transition asset	—	—	—	(9)	(10)	(10)
Amortization of prior service cost	380	803	147	112	112	170
Amortization of net actuarial loss	32,494	52,957	37,522	14,445	14,103	11,135
Special termination benefits	548	—	1,489	935	601	277
Settlement / curtailment	2,638	(48)	3,036	—	444	274
Net periodic benefit cost	$16,803	$32,068	$26,324	$14,351	$18,507	$15,701

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Other changes in plan assets and benefit obligations for defined benefit pension plans recognized in other comprehensive income were as follows:

	United States		Foreign
	2013	2012	2013	2012
Net actuarial (gain) loss	$(111,232)	$73,701	$(29,320)	$32,596
Prior service credit	—	(127)	—	—
Amortization of net actuarial loss	(32,494)	(52,957)	(14,445)	(14,103)
Amortization of prior service cost	(380)	(803)	(112)	(112)
Net transition asset	—	—	9	10
Settlement / curtailment	(2,638)	48	—	(444)
Total recognized in other comprehensive income	$(146,744)	$19,862	$(43,868)	$17,947

Weighted-average actuarial assumptions used to determine end of year benefit obligations and net periodic benefit cost for defined benefit pension plans include:

	2013			2012			2011
United States
Used to determine benefit obligations
Discount rate	4.95%			4.05%			4.95%
Rate of compensation increase	3.50%			3.50%			3.50%

Used to determine net periodic benefit cost
Discount rate	4.05%			4.95%			5.60%
Expected return on plan assets	7.25%			7.75%			8.00%
Rate of compensation increase	3.50%			3.50%			3.50%

Foreign
Used to determine benefit obligations
Discount rate	1.45%	-	4.60%	1.95%	-	4.65%	1.80%	-	6.10%
Rate of compensation increase	1.50%	-	3.50%	1.50%	-	3.50%	2.10%	-	4.60%

Used to determine net periodic benefit cost
Discount rate	1.95%	-	4.65%	1.80%	-	6.10%	2.00%	-	5.50%
Expected return on plan assets	3.50%	-	7.50%	3.25%	-	7.50%	4.00%	-	7.75%
Rate of compensation increase	1.50%	-	3.50%	2.10%	-	4.60%	2.10%	-	5.50%

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Investment Strategy and Asset Allocation - U.S. Pension Plans
The investment strategy of our U.S. pension plans is to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligation and the actuarial liabilities and to earn a nominal rate of return of at least 7.0%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to reduce the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. Investments within the private equity and real estate portfolios are comprised of limited partnership units in primary and secondary fund of funds and units in open-ended commingled real estate funds, respectively. These types of investment vehicles are used in an effort to gain greater asset diversification. We do not have any significant concentrations of credit risk within the plan assets. The pension plans' liabilities, investment objectives and investment managers are reviewed periodically.

The target asset allocation for 2014 and the actual asset allocations at December 31, 2013 and 2012, for the U.S. pension plans are as follows:

	Target allocation	Percent of Plan Assets at December 31,
	2014	2013	2012
Asset category
U.S. equities	11%	16%	14%
Non-U.S. equities	11%	14%	15%
Fixed income	68%	60%	61%
Real estate	2%	4%	4%
Private equity	8%	6%	6%
Total	100%	100%	100%

The target asset allocation used to manage the investment portfolio is based on the broad asset categories shown above. The plan asset categories presented in the fair value hierarchy are subsets of the broad asset categories.

Investment Strategy and Asset Allocation - Foreign Pension Plans
Our foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees and our corporate personnel. The investment strategies adopted by our foreign plans vary by country and plan, with each strategy tailored to achieve the expected rate of return within an acceptable or appropriate level of risk, depending upon the liability profile of plan participants, local funding requirements, investment markets and restrictions. The U.K. plan represents 74% of the non-U.S. pension assets. The U.K. pension plan's investment strategy is to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligation and the actuarial liabilities and to earn a nominal rate of return of at least 7.5%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to minimize the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. We do not have any significant concentrations of credit risk within the plan assets. The pension plans' liabilities, investment objectives and investment managers are reviewed periodically.

The target asset allocation for 2014 and the actual asset allocations at December 31, 2013 and 2012, for the U.K. pension plan are as follows:

	Target Allocation	Percent of Plan Assets at December 31,
	2014	2013	2012
Asset category
U.K. equities	30%	33%	32%
Non-U.K. equities	35%	35%	31%
Fixed income	35%	31%	36%
Cash	—%	1%	1%
Total	100%	100%	100%

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The target asset allocation used to manage the investment portfolio is based on the broad asset categories shown above. The plan asset categories presented in the fair value hierarchy are subsets of the broad asset categories.

The fair value of the U.K. plan assets was $414 million and $370 million at December 31, 2013 and 2012, respectively, and the expected long-term weighted average rate of return on these plan assets was 7.38% in 2013 and 7.25% in 2012.

Fair Value Measurements of Plan Assets
The following tables show, by level within the fair value hierarchy, the financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2013 and 2012, respectively, for the U.S. and foreign pension plans. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.
United States Pension Plans

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$30,374	$—	$30,374
Equity securities	279,988	165,303	—	445,291
Commingled fixed income securities	—	209,674	—	209,674
Debt securities - U.S. and foreign governments, agencies and municipalities	43,390	30,477	—	73,867
Debt securities - corporate	—	568,567	—	568,567
Mortgage-backed securities	—	31,738	2,634	34,372
Asset-backed securities	—	625	—	625
Private equity	—	—	87,470	87,470
Real estate	—	—	67,917	67,917
Securities lending collateral (1)	—	6,602	—	6,602
Total plan assets at fair value	$323,378	$1,043,360	$158,021	$1,524,759
Securities lending payable (1)				(6,602)
Cash				634
Other				4,888
Fair value of plan assets available for benefits				$1,523,679
(1) Securities lending collateral is offset by a corresponding securities lending payable amount.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$17,363	$—	$17,363
Equity securities	250,303	203,766	—	454,069
Commingled fixed income securities	—	200,899	—	200,899
Debt securities - U.S. and foreign governments, agencies and municipalities	53,984	35,461	—	89,445
Debt securities - corporate	—	621,691	—	621,691
Mortgage-backed securities	—	39,552	3,191	42,743
Asset-backed securities	—	547	—	547
Private equity	—	—	91,805	91,805
Real estate	—	—	63,168	63,168
Securities lending collateral (1)	—	104,375	—	104,375
Total plan assets at fair value	$304,287	$1,223,654	$158,164	$1,686,105
Securities lending payable (1)				(104,375)
Cash				618
Other				1,584
Fair value of plan assets available for benefits				$1,583,932
(1) Securities lending collateral is offset by a corresponding securities lending payable amount.

Foreign Plans

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$6,058	$—	$6,058
Equity securities	109,403	257,046	—	366,449
Commingled fixed income securities	—	104,070	—	104,070
Debt securities - U.S. and foreign governments, agencies and municipalities	—	60,204	—	60,204
Debt securities - corporate	—	17,944	—	17,944
Total plan assets at fair value	$109,403	$445,322	$—	$554,725
Cash				5,285
Other				1,068
Fair value of plan assets available for benefits				$561,078

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$7,130	$—	$7,130
Equity securities	96,442	213,662	—	310,104
Commingled fixed income securities	—	157,332	—	157,332
Debt securities - U.S. and foreign governments, agencies and municipalities	—	18,937	—	18,937
Debt securities - corporate	—	6,935	—	6,935
Total plan assets at fair value	$96,442	$403,996	$—	$500,438
Cash				4,414
Other				4,479
Fair value of plan assets available for benefits				$509,331

The following information relates to our classification of investments into the fair value hierarchy:

•
Money Market Funds: Money market funds typically invest in government securities, certificates of deposit, commercial paper of companies and other highly liquid, low risk securities. Money market funds are principally used for overnight deposits. The money market funds are classified as Level 2 since they are not actively traded on an exchange.

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

Level 3 Gains and Losses

The following table summarizes the changes in the fair value of Level 3 assets for the years ended December 31, 2013 and 2012:

	Mortgage-backed securities	Private equity	Real estate	Total
Balance at December 31, 2011	$3,702	$88,870	$57,918	$150,490
Realized (losses) gains	(3)	(13)	1,780	1,764
Unrealized (losses) gains	(20)	742	5,711	6,433
Net purchases, sales and settlements	(488)	2,206	(2,241)	(523)
Balance at December 31, 2012	3,191	91,805	63,168	158,164
Realized (losses) gains	—	(1,591)	1,939	348
Unrealized gains	205	2,190	5,182	7,577
Net purchases, sales and settlements	(762)	(4,934)	(2,372)	(8,068)
Balance at December 31, 2013	$2,634	$87,470	$67,917	$158,021

There are no shares of our common stock included in the plan assets of our pension plans.

During 2014, we anticipate making total contributions of $18 million to our U.S. pension plans and $22 million to our foreign pension plans. We will reassess our funding alternatives as the year progresses.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Nonpension Postretirement Benefits
We provide certain health care and life insurance benefits in the U.S. and Canada to eligible retirees and their dependents. The cost of these benefits is recognized over the period the employee provides credited service to the company. Employees hired before January 1, 2005 in the U.S. and before April 1, 2005 in Canada become eligible for retiree health care benefits after reaching age 55 or in the case of employees of Pitney Bowes Management Services after reaching age 60 and with the completion of the required service period. U.S. employees hired on or after January 1, 2005 and Canadian employees hired on or after April 1, 2005, are not eligible for retiree health care benefits.

The benefit obligation and funded status for nonpension postretirement benefit plans are as follows:

	2013	2012
Benefit obligation
Benefit obligation at beginning of year	$282,857	$285,828
Service cost	3,684	3,563
Interest cost	9,503	11,187
Plan participants' contributions	4,313	9,547
Actuarial (gain) loss	(30,051)	4,150
Foreign currency changes	(1,693)	697
Plan amendment	—	8,501
Curtailment	(4,839)	—
Benefits paid	(32,621)	(40,616)
Benefit obligation at end of year (1)	$231,153	$282,857

(1)	The benefit obligation for the U.S. nonpension postretirement plans was $208 million and $256 million at December 31, 2013 and 2012, respectively.

	2013	2012
Fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Company contribution	28,308	31,069
Plan participants' contributions	4,313	9,547
Benefits paid	(32,621)	(40,616)
Fair value of plan assets at end of year	$—	$—

Funded status	$(231,153)	$(282,857)

Amounts recognized in the Consolidated Balance Sheets
Current liability	$(23,668)	$(25,483)
Non-current liability	(207,485)	(257,374)
Net amount recognized	$(231,153)	$(282,857)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Pretax amounts recognized in AOCI consist of:

	2013	2012
Net actuarial loss	$68,120	$109,962
Prior service cost	2,516	5,564
Total	$70,636	$115,526
The components of net periodic benefit cost for nonpension postretirement benefit plans were as follows:

	2013	2012	2011
Service cost	$3,684	$3,563	$3,328
Interest cost	9,503	11,187	13,528
Amortization of prior service cost (credit)	128	(1,724)	(2,504)
Amortization of net actuarial loss	7,433	8,214	7,666
Curtailment	2,920	—	2,839
Special termination benefits	—	—	300
Net periodic benefit cost	$23,668	$21,240	$25,157

Other changes in plan assets and benefit obligation for nonpension postretirement benefit plans recognized in other comprehensive income were as follows:

	2013	2012
Net actuarial gain	$(34,890)	$(195)
Amortization of net actuarial (loss) gain	(7,433)	4,631
Amortization of prior service (cost) credit	(128)	1,724
Curtailment	(2,920)	—
Other adjustments	481	(651)
Total recognized in other comprehensive income	$(44,890)	$5,509

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2014 are as follows:

Net actuarial loss	$6,092
Prior service cost	160
Total	$6,252

The weighted-average discount rates used to determine end of year benefit obligation and net periodic pension cost include:

	2013	2012	2011
Discount rate used to determine benefit obligation
U.S.	4.40%	3.65%	4.50%
Canada	4.65%	3.90%	4.15%

Discount rate used to determine net period benefit cost
U.S.	3.65%	4.50%	5.15%
Canada	3.90%	4.15%	5.15%

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the U.S. plan was 7.0% for 2013 and 7.5% for 2012. The assumed health care trend rate is 6.5% for 2014 and will gradually decline to 5.0% by the year 2017 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$517	$(451)
Effect on postretirement benefit obligation	$8,284	$(7,662)

Estimated Future Benefit Payments
Benefit payments expected to be paid, which reflect expected future service, are shown in the table below. Nonpension benefit payments are net of expected Medicare Part D subsidy.

	Pension Benefits	Nonpension Benefits
Years ending December 31,
2014	$166,952	$23,669
2015	125,225	22,570
2016	124,045	21,561
2017	127,236	20,612
2018	128,739	19,708
2019 - 2022	673,039	87,457
	$1,345,236	$195,577

Savings Plans
We offer voluntary defined contribution plans to our U.S. employees designed to help them accumulate additional savings for retirement. We provide a core contribution to all employees, regardless if they participate in the plan, and match a portion of each participating employees' contribution, based on eligible pay. Total contributions to our defined contribution plans were $32 million in 2013 and $30 million in 2012.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

19. Discontinued Operations
Discontinued operations include PBMS, our Nordic furniture business and IMS, which were sold during 2013 and our Capital Services business, which was sold in 2006.

The following tables show selected financial information included in discontinued operations:

	Year Ended December 31, 2013
	PBMS	IMS	Nordic furniture business	Capital Services	Total
Revenue	$639,237	$23,036	$37,785	$—	$700,058

Loss from operations	$(118,017)	$(3,057)	$(4,037)	$—	$(125,111)
Gain (loss) on sale	5,126	(2,717)	4,562	—	6,971
(Loss) income before taxes	(112,891)	(5,774)	525	—	(118,140)
Tax provision (benefit)	41,384	(1,064)	149	289	40,758
(Loss) income from discontinued operations	$(154,275)	$(4,710)	$376	$(289)	$(158,898)

	Year Ended December 31, 2012
	PBMS	IMS	Nordic furniture business	Capital Services	Total
Revenue	$920,958	$135,222	$67,994	$—	$1,124,174

Income (loss) before taxes	$67,458	$(40,084)	$2,839	$—	$30,213
Tax provision (benefit)	29,255	(15,003)	794	(34,312)	(19,266)
(Loss) income from discontinued operations	$38,203	$(25,081)	$2,045	$34,312	$49,479

	Year Ended December 31, 2011
	PBMS	IMS	Nordic furniture business	Capital Services	Total
Revenue	$948,891	$155,378	$48,341	$—	$1,152,610

Loss from operations before taxes	$(10,279)	$(72,260)	$5,334	$3,695	$(73,510)
Tax provision (benefit)	30,599	(23,025)	1,493	(262,464)	(253,397)
(Loss) income from discontinued operations	$(40,878)	$(49,235)	$3,841	$266,159	$179,887

The loss from discontinued operations in 2013 includes aggregate goodwill impairment charges of $101 million and asset impairment charges of $15 million. A goodwill impairment charge of $98 million was recorded for PBMS NA. As a result of lower than expected operating performance during the first half of 2013 due to the loss of certain customer contracts, pricing pressure on contract renewals and a longer than originally anticipated sales cycle for some of our new growth areas, future cash flows were estimated to be lower than originally projected. Given these factors, an interim goodwill impairment test was performed. Based on our review, it was determined that the carrying value of goodwill exceeded its implied fair value. Accordingly, a goodwill impairment charge of $98 million was recognized to write-down the carrying value of goodwill to its estimated implied fair value. The fair value of PBMS NA was determined based on a combination of techniques, including external valuation data, the present value of future cash flows and applicable multiples of competitors. These inputs were classified as Level 3 in the fair value hierarchy. In 2013, we also recorded goodwill impairment charges of $2 million in connection with the sale of PBMSi and $1 million in connection with the sale of the Nordic furniture business.

During 2012, in connection with our decision to exit our IMS operations, we conducted a goodwill impairment review. We determined the fair value of IMS based on third-party written offers to purchase the business as well applying an income approach with revised cash

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

flow projections. The inputs used to determine the fair value of IMS were classified as Level 3 in the fair value hierarchy. Based on the results of our impairment test, a goodwill impairment charge of $18 million and asset impairment charges of $17 million were recorded to write-down the carrying value of goodwill, intangible assets and other assets to their respective implied fair values.

Income from discontinued operations in 2011 includes aggregate goodwill impairment charges of $130 million and asset impairment charges of $17 million. Due to the under-performance of IMS, we performed a goodwill impairment review. We determined the fair value of IMS using a combination of techniques including the present value of future cash flows, multiples of competitors and multiples from sales of like businesses, and determined that the IMS reporting unit was impaired. The inputs used to determine the fair value of IMS were classified as Level 3 in the fair value hierarchy. Based on the results of our impairment test, we recorded a goodwill impairment charge of $46 million and an intangible asset impairment charge of $12 million to write-down the carrying value of goodwill and intangible assets to their respective implied fair values.

Also in 2011, based on the results of our annual goodwill impairment review, management determined that PBMSi was impaired. The fair value of PBMSi was determined using a combination of techniques including the present value of future cash flows, derived from our long-term plans and historical experience, multiples of competitors and multiples from sales of like businesses. The inputs used to determine the fair value were classified as Level 3 in the fair value hierarchy. Based on the results of our impairment test, we recorded a goodwill impairment charge of $84 million and intangible asset impairment charge of $5 million to write-down the carrying value of goodwill and intangible assets to their respective estimated fair values.

The amounts recognized for Capital Services in 2013, 2012 and 2011 relate primarily to tax benefits from the resolution of tax examinations.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

20. Earnings per Share
The calculations of basic and diluted earnings per share are presented below. The amounts below have been revised from the amounts previously filed to reflect the results of PBMS, the Nordic furniture business and IMS as discontinued operations (see Note 19). The sum of earnings per share amounts may not equal the totals due to rounding.

	Years Ended December 31,
	2013	2012	2011
Numerator:
Amounts attributable to common stockholders:
Income from continuing operations	$301,733	$395,684	$437,593
(Loss) income from discontinued operations	(158,898)	49,479	179,887
Net income (numerator for diluted EPS)	142,835	445,163	617,480
Less: Preference stock dividend	(46)	(51)	(58)
Income attributable to common stockholders (numerator for basic EPS)	$142,789	$445,112	$617,422
Denominator (in thousands):
Weighted-average shares used in basic EPS	201,614	200,389	201,976
Effect of dilutive shares:
Preferred stock	2	2	2
Preference stock	381	398	445
Stock plans	960	577	343
Weighted-average shares used in diluted EPS	202,957	201,366	202,766
Basic earnings per share:
Continuing operations	$1.50	$1.97	$2.17
Discontinued operations	(0.79)	0.25	0.89
Net income - Pitney Bowes Inc.	$0.71	$2.22	$3.06
Diluted earnings per share:
Continuing operations	$1.49	$1.96	$2.16
Discontinued operations	(0.78)	0.25	0.89
Net income - Pitney Bowes Inc.	$0.70	$2.21	$3.05

Anti-dilutive options excluded from diluted earnings per share (in thousands):	12,448	13,801	14,016

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

21. Quarterly Financial Data (unaudited)
The following table sets forth selected unaudited quarterly data for the years ended December 31, 2013 and 2012. The amounts in the tables below have been revised from the amounts previously filed to reflect the results of PBMS, the Nordic furniture business and IMS as discontinued operations (see Note 19). The sum of the quarterly earnings per share amounts may not equal the quarterly total or annual amount due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Revenue	$929,012	$970,416	$938,786	$1,031,187	$3,869,401
Cost and expenses	843,475	857,167	846,145	919,437	3,466,224
Income from continuing operations before income taxes	85,537	113,249	92,641	111,750	403,177
Provision for income taxes	18,769	25,391	11,370	27,539	83,069
Income from continuing operations	66,768	87,858	81,271	84,211	320,108
Income (loss) from discontinued operations	5,332	(92,497)	(82,204)	10,471	(158,898)
Net income (loss) before attribution of noncontrolling interests	72,100	(4,639)	(933)	94,682	161,210
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,594	4,594	4,593	18,375
Net income (loss) - Pitney Bowes Inc.	$67,506	$(9,233)	$(5,527)	$90,089	$142,835

Amounts attributable to common stockholders:
Income from continuing operations	$62,174	$83,264	$76,677	$79,618	$301,733
Income (loss) from discontinued operations	5,332	(92,497)	(82,204)	10,471	(158,898)
Net income - Pitney Bowes Inc.	$67,506	$(9,233)	$(5,527)	$90,089	$142,835
Basic earnings per share attributable to common stockholders:
Continuing operations	$0.31	$0.41	$0.38	$0.39	$1.50
Discontinued operations	0.03	(0.46)	(0.41)	0.05	(0.79)
Net income (loss) - Pitney Bowes Inc.	$0.34	$(0.05)	$(0.03)	$0.45	$0.71
Diluted earnings per share attributable to common stockholders:
Continuing operations	$0.31	$0.41	$0.38	$0.39	$1.49
Discontinued operations	0.03	(0.46)	(0.40)	0.05	(0.78)
Net income (loss) - Pitney Bowes Inc.	$0.33	$(0.05)	$(0.03)	$0.44	$0.70

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012
Revenue	$975,101	$974,658	$949,789	$1,015,516	$3,915,064
Cost and expenses	832,017	832,413	826,659	889,663	3,380,752
Income from continuing operations before income taxes	143,084	142,245	123,130	125,853	534,312
Provision for income taxes	8,813	45,705	30,590	35,144	120,252
Income from continuing operations	134,271	96,540	92,540	90,709	414,060
Income (loss) from discontinued operations	28,993	7,677	(11,413)	24,222	49,479
Net income before attribution of noncontrolling interests	163,264	104,217	81,127	114,931	463,539
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,594	4,594	4,594	18,376
Net income - Pitney Bowes Inc.	$158,670	$99,623	$76,533	$110,337	$445,163

Amounts attributable to common stockholders:
Income from continuing operations	$129,677	$91,946	$87,946	$86,115	$395,684
Income (loss) from discontinued operations	28,993	7,677	(11,413)	24,222	49,479
Net income - Pitney Bowes Inc.	$158,670	$99,623	$76,533	$110,337	$445,163
Basic earnings per share attributable to common stockholders:
Continuing operations	$0.65	$0.46	$0.44	$0.43	$1.97
Discontinued operations	0.14	0.04	(0.06)	0.12	0.25
Net income - Pitney Bowes Inc.	$0.79	$0.50	$0.38	$0.55	$2.22
Diluted earnings per share attributable to common stockholders:
Continuing operations	$0.65	$0.46	$0.44	$0.43	$1.96
Discontinued operations	0.14	0.04	(0.06)	0.12	0.25
Net income - Pitney Bowes Inc.	$0.79	$0.50	$0.38	$0.55	$2.21

PITNEY BOWES INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

Description	Balance at beginning of year	Additions		Deductions		Balance at end of year

Allowance for doubtful accounts
2013	$20,219	$3,881	(1)	$(10,951)	(2)	$13,149
2012	$25,667	$13,112	(1)	$(18,560)	(2)	$20,219
2011	$26,649	$9,161	(1)	$(10,143)	(2)	$25,667

Valuation allowance for deferred tax asset
2013	$142,176	$15,921		$(35,317)		$122,780
2012	$111,438	$40,078		$(9,340)		$142,176
2011	$104,441	$16,709		$(9,712)		$111,438

(1)	Includes additions charged to expenses and impacts of foreign exchange.

(2)	Includes uncollectible accounts written off and impact of divestitures.