Form 10-Q
period 2014-03-31
PITNEY BOWES INC /DE/
filed 2014-05-02
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

As of April 23, 2014, 202,640,173 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenue:
Equipment sales	$189,056	$196,767
Supplies	79,517	73,218
Software	91,555	87,012
Rentals	123,579	129,114
Financing	110,050	113,887
Support services	158,252	162,589
Business services	185,488	146,776
Total revenue	937,497	909,363
Costs and expenses:
Cost of equipment sales	82,534	94,543
Cost of supplies	24,154	22,846
Cost of software	30,164	24,791
Cost of rentals	25,444	26,398
Financing interest expense	19,653	19,019
Cost of support services	98,981	102,529
Cost of business services	128,936	102,355
Selling, general and administrative	351,375	351,654
Research and development	26,192	29,251
Restructuring charges	9,841	—
Interest expense, net	24,064	28,991
Other expense	61,657	25,121
Total costs and expenses	882,995	827,498
Income from continuing operations before income taxes	54,502	81,865
Provision for income taxes	8,036	17,795
Income from continuing operations	46,466	64,070
Income from discontinued operations, net of tax	2,801	8,030
Net income	49,267	72,100
Less: Preferred stock dividends attributable to noncontrolling interests	4,594	4,594
Net income attributable to Pitney Bowes Inc.	$44,673	$67,506
Amounts attributable to common stockholders:
Net income from continuing operations	$41,872	$59,476
Income from discontinued operations, net of tax	2,801	8,030
Net income attributable to Pitney Bowes Inc.	$44,673	$67,506
Basic earnings per share attributable to common stockholders:
Continuing operations	$0.21	$0.30
Discontinued operations	0.01	0.04
Net income attributable to Pitney Bowes Inc.	$0.22	$0.34
Diluted earnings per share attributable to common stockholders:
Continuing operations	$0.21	$0.29
Discontinued operations	0.01	0.04
Net income attributable to Pitney Bowes Inc.	$0.22	$0.33
See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended
	Three Months Ended March 31,
	2014	2013
Net income	$49,267	$72,100
Less: Preferred stock dividends attributable to noncontrolling interests	4,594	4,594
Net income attributable to Pitney Bowes Inc.	44,673	67,506
Other comprehensive income (loss), net of tax:
Net unrealized gain on cash flow hedges, net of tax of $238 and $344, respectively	373	538
Net unrealized gain on investment securities, net of tax of $1,204 and $175, respectively	2,059	274
Amortization of pension and postretirement costs, net of tax of $3,641 and $6,139, respectively	6,142	10,631
Foreign currency translations	(7,351)	(42,204)
Other comprehensive income (loss)	1,223	(30,761)
Comprehensive income attributable to Pitney Bowes Inc.	$45,896	$36,745

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$903,342	$907,806
Short-term investments	27,060	31,128
Accounts receivable (net of allowance of $13,900 and $13,419, respectively)	430,249	469,800
Finance receivables (net of allowance of $23,607 and $24,340, respectively)	1,071,576	1,102,921
Inventories	100,956	103,580
Current income taxes	30,006	28,934
Other current assets and prepayments	125,065	147,067
Assets held for sale	127,038	46,976
Total current assets	2,815,292	2,838,212
Property, plant and equipment, net	237,901	245,171
Rental property and equipment, net	219,512	226,146
Finance receivables (net of allowance of $12,014 and $12,609, respectively)	874,839	962,363
Investment in leveraged leases	33,690	34,410
Goodwill	1,726,596	1,734,871
Intangible assets, net	110,878	120,387
Non-current income taxes	69,008	73,751
Other assets	543,620	537,397
Total assets	$6,631,336	$6,772,708
LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,484,250	$1,644,582
Current income taxes	163,080	157,340
Current portion of long-term debt	274,879	—
Advance billings	466,410	425,833
Liabilities related to assets held for sale	1,116	—
Total current liabilities	2,389,735	2,227,755
Deferred taxes on income	58,975	60,667
Tax uncertainties and other income tax liabilities	187,423	186,452
Long-term debt	3,066,690	3,346,295
Other non-current liabilities	442,365	466,766
Total liabilities	6,145,188	6,287,935
Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	1	4
Cumulative preference stock, no par value, $2.12 convertible	563	591
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	170,038	196,977
Retained earnings	4,705,475	4,698,791
Accumulated other comprehensive loss	(573,333)	(574,556)
Treasury stock, at cost (120,699,367 and 121,255,390 shares, respectively)	(4,436,304)	(4,456,742)
Total stockholders’ equity	189,778	188,403
Total liabilities, noncontrolling interests and stockholders’ equity	$6,631,336	$6,772,708

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$49,267	$72,100
Restructuring payments	(18,937)	(16,275)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of businesses	539	—
Proceeds from settlement of derivative instruments	—	4,838
Depreciation and amortization	44,595	57,227
Stock-based compensation	3,886	3,704
Restructuring charges and asset impairments	9,841	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	40,135	71,401
Decrease in finance receivables	52,857	76,628
(Increase) decrease in inventories	(447)	8,807
Increase in other current assets and prepayments	(4,020)	(4,396)
Decrease in accounts payable and accrued liabilities	(114,327)	(169,292)
Increase (decrease) in current and non-current income taxes	5,494	(11,472)
Increase in advance billings	36,523	23,101
Increase in other operating capital, net	210	15,789
Net cash provided by operating activities	105,616	132,160
Cash flows from investing activities:
Short-term and other investments	(12,650)	2,143
Capital expenditures	(30,143)	(38,839)
Net investment in external financing	(597)	(506)
Net payments related to sale of businesses	(539)	—
Reserve account deposits	(15,159)	(27,327)
Net cash used in investing activities	(59,088)	(64,529)
Cash flows from financing activities:
Proceeds from the issuance of debt, net of fees and discounts of $7,475 and $13,387, respectively	492,525	411,613
Principal payments of long-term debt	(499,850)	(404,637)
Proceeds from the issuance of common stock under employee stock-based compensation plans	3,099	1,876
Purchase of subsidiary shares from noncontrolling interest	(7,718)	—
Dividends paid to stockholders	(37,975)	(75,347)
Net cash used in financing activities	(49,919)	(66,495)
Effect of exchange rate changes on cash and cash equivalents	(1,073)	(4,748)
Decrease in cash and cash equivalents	(4,464)	(3,612)
Cash and cash equivalents at beginning of period	907,806	913,276
Cash and cash equivalents at end of period	$903,342	$909,664

Cash interest paid	$74,374	$72,650
Cash income tax payments, net of refunds	$5,649	$36,871

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

1. Description of Business and Basis of Presentation
Pitney Bowes Inc. and its subsidiaries (we, us, our or the company) is a global provider of technology solutions helping small, mid-sized and large firms connect to customers to facilitate and simplify commerce, build loyalty and grow revenue. We deliver our solutions on open platforms to best organize, analyze and apply public and proprietary data to two-way customer communications. We offer solutions for direct mail, transactional mail, customer engagement management and analytics and ecommerce parcel management, along with digital channel messaging for the Web, email and mobile applications. We conduct our business activities in five reporting segments. See Note 2 for information regarding our reportable segments.
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2013 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In management's opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2014.
As of March 31, 2014, we were actively pursuing the sale of our Canadian Document Imaging Solutions (DIS) business, which consists of hardware (copiers and printers), document management software solutions and the related lease portfolio. The revenues and expenses directly related to the DIS business were classified as discontinued operations in the unaudited Condensed Consolidated Statements of Income for all periods presented. The cash flows from discontinued operations are not separately stated or classified in the accompanying unaudited Condensed Consolidated Statements of Cash Flows. See Note 4 and Note 17 for additional information.
These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2013 (the 2013 Annual Report).

Changes in Segment Presentation
As a result of certain organizational changes designed to realign our business units to reflect the clients served and how we review, analyze, measure and manage our operations, we have revised our business segment reporting. We have recast historical segment results to conform to our current segment presentation and to exclude discontinued operations. See Note 2 for additional information.

Revision of Prior Period Amounts
During the third quarter of 2013, we determined that certain revenue previously reported as rentals revenue included a service component and should have been classified as support services revenue. Accordingly, the unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2013 has been revised to reflect the correct classification, resulting in a decrease in rentals revenue and corresponding increase in support services revenue of $5 million. Also during the third quarter of 2013, we determined that certain research and development costs should have been classified as cost of software. Accordingly, the unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2013 has been revised to reflect the correct classification, resulting in a decrease in research and development expenses and a corresponding increase in cost of software of $4 million.
These revisions did not impact previously reported total revenue, total costs and expenses, net income or earnings per share amounts and the effect of these revisions was not material to any of our previously issued financial statements. Previously issued financial statements will be revised to reflect these reclassification adjustments in future filings.

New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  These changes, when adopted, will impact the disposals that will qualify for discontinued operations treatment in the future. We intend to adopt the new standard when it becomes effective on January 1, 2015.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

2. Segment Information
During 2013, we sold certain businesses and realigned our segment reporting to reflect the clients served, the solutions we offer, and how we manage, review, analyze and measure our operations. During the first quarter of 2014, we reclassified our shipping solutions operations from the Small & Medium Business Solutions segment group to the Digital Commerce Solutions segment. Additionally, the DIS business, originally included in the North America Mailing segment was classified as a discontinued operation. Historical segment results have been recast to conform to our current segment presentation and to exclude discontinued operations. The principal products and services of each of our reporting segments are as follows:

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

Enterprise Business Solutions:
Production Mail: Includes the worldwide revenue and related expenses from the sale of high-speed, high-volume inserting and sortation equipment and production printer systems and supplies to large enterprise clients to process inbound and outbound mail and related support and other professional services.
Presort Services: Includes revenue and related expenses from presort mail services for our large enterprise clients to qualify large mail volumes for postal worksharing discounts.

Digital Commerce Solutions:
Digital Commerce Solutions: Includes the worldwide revenue and related expenses from (i) the sale and support services of non-equipment-based mailing, customer engagement, geocoding and location intelligence software; (ii) our shipping and cross-border ecommerce solutions; (iii) direct marketing services for targeted clients; and (iv) our digital mail delivery service offering.
We determine segment earnings before interest and taxes (EBIT) by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and other items, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides an analysis of our operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations.
Revenue and EBIT by business segment is presented below.

	Revenues
	Three Months Ended March 31,
	2014	2013
North America Mailing	$381,027	$388,836
International Mailing	153,268	152,976
Small & Medium Business Solutions	534,295	541,812

Production Mail	105,216	109,453
Presort Services	116,491	110,900
Enterprise Business Solutions	221,707	220,353

Digital Commerce Solutions	181,495	147,198

Total revenue	$937,497	$909,363

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	EBIT
	Three Months Ended March 31,
	2014	2013
North America Mailing	$160,338	$148,458
International Mailing	24,819	17,390
Small & Medium Business Solutions	185,157	165,848

Production Mail	7,737	7,832
Presort Services	23,896	23,488
Enterprise Business Solutions	31,633	31,320

Digital Commerce Solutions	9,531	(279)

Total EBIT	226,321	196,889
Reconciling items:
Interest, net (1)	(43,717)	(48,010)
Unallocated corporate expenses	(56,604)	(41,893)
Restructuring charges	(9,841)	—
Other expense	(61,657)	(25,121)
Income from continuing operations before income taxes	$54,502	$81,865
(1) Includes financing interest expense and other interest expense, net.

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
Finance receivables at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,340,592	$450,071	$1,790,663
Unguaranteed residual values	113,423	21,584	135,007
Unearned income	(280,590)	(101,170)	(381,760)
Allowance for credit losses	(12,907)	(9,779)	(22,686)
Net investment in sales-type lease receivables	1,160,518	360,706	1,521,224
Loan receivables
Loan receivables	387,394	50,732	438,126
Allowance for credit losses	(10,994)	(1,941)	(12,935)
Net investment in loan receivables	376,400	48,791	425,191
Net investment in finance receivables	$1,536,918	$409,497	$1,946,415

	December 31, 2013
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,456,420	$456,759	$1,913,179
Unguaranteed residual values	121,339	21,553	142,892
Unearned income	(299,396)	(101,311)	(400,707)
Allowance for credit losses	(14,165)	(9,703)	(23,868)
Net investment in sales-type lease receivables	1,264,198	367,298	1,631,496
Loan receivables
Loan receivables	397,815	49,054	446,869
Allowance for credit losses	(11,165)	(1,916)	(13,081)
Net investment in loan receivables	386,650	47,138	433,788
Net investment in finance receivables	$1,650,848	$414,436	$2,065,284
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Activity in the allowance for credit losses for the three months ended March 31, 2014 and 2013 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2014	$14,165	$9,703	$11,165	$1,916	$36,949
Amounts charged to expense	1,052	169	2,492	361	4,074
Accounts written off	(2,310)	(93)	(2,663)	(336)	(5,402)
Balance at March 31, 2014	$12,907	$9,779	$10,994	$1,941	$35,621

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2013	$16,979	$8,662	$12,322	$2,131	$40,094
Amounts charged to expense	1,067	360	2,462	70	3,959
Accounts written off	(2,474)	(1,255)	(2,955)	(389)	(7,073)
Balance at March 31, 2013	$15,572	$7,767	$11,829	$1,812	$36,980

Aging of Receivables
The aging of gross finance receivables at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
< 31 days	$1,272,429	$413,892	$369,365	$48,540	$2,104,226
> 30 days and < 61 days	26,751	11,198	9,836	1,177	48,962
> 60 days and < 91 days	20,887	11,440	3,500	536	36,363
> 90 days and < 121 days	6,642	4,089	2,040	183	12,954
> 120 days	13,883	9,452	2,653	296	26,284
Total	$1,340,592	$450,071	$387,394	$50,732	$2,228,789
Past due amounts > 90 days
Still accruing interest	$6,642	$4,089	$—	$—	$10,731
Not accruing interest	13,883	9,452	4,693	479	28,507
Total	$20,525	$13,541	$4,693	$479	$39,238

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	December 31, 2013
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
Credit Quality
In extending and managing credit lines to new and existing clients, we use a combination of an automated credit score, where available, and a detailed manual review of the client’s financial condition and, when applicable, payment history. Once credit is granted, the payment performance of the client is managed through automated collections processes and is supplemented with direct follow up should an account become delinquent. We have robust automated collections and extensive portfolio management processes. The portfolio management processes ensure that our global strategy is executed, collection resources are allocated appropriately and enhanced tools and processes are implemented as needed.
We use a third party to score the majority of the North America portfolio on a quarterly basis using a commercial credit score. We do not use a third party to score our International portfolios because the cost to do so is prohibitive, it is a localized process and there is no single credit score model that covers all countries.
The table below shows the North America portfolio at March 31, 2014 and December 31, 2013 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	March 31, 2014	December 31, 2013
Sales-type lease receivables
Low	$1,024,369	$1,081,853
Medium	205,935	244,379
High	46,768	51,851
Not Scored	63,520	78,337
Total	$1,340,592	$1,456,420
Loan receivables
Low	$272,234	$279,607
Medium	89,219	95,524
High	10,663	11,511
Not Scored	15,278	11,173
Total	$387,394	$397,815
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
Leveraged Leases
Our investment in leveraged lease assets at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Rental receivables	$56,317	$61,721
Unguaranteed residual values	12,729	13,235
Principal and interest on non-recourse loans	(31,061)	(35,449)
Unearned income	(4,295)	(5,097)
Investment in leveraged leases	33,690	34,410
Less: deferred taxes related to leveraged leases	(13,769)	(15,078)
Net investment in leveraged leases	$19,921	$19,332

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

4. Discontinued Operations and Assets Held For Sale
Discontinued operations includes the worldwide Management Services business (PBMS), International Mailing Services business (IMS) and Nordic furniture business, which were sold during 2013 and DIS, which was classified as discontinued operations at March 31, 2014 and subsequently sold in April 2014 (see Notes 1 and 17). The following tables show selected financial information included in discontinued operations:

	Three Months Ended March 31, 2014
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$—	$—	$—	$16,291	$16,291

(Loss) income from operations before taxes	$(246)	$308	$345	$2,411	$2,818
Gain on sale	130	1,163	—	—	1,293
(Loss) income before taxes	(116)	1,471	345	2,411	4,111
Tax (benefit) provision	(21)	529	97	705	1,310
(Loss) income from discontinued operations	$(95)	$942	$248	$1,706	$2,801

	Three Months Ended March 31, 2013
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$225,256	$20,068	$12,689	$19,650	$277,663

Income (loss) from operations before taxes	$16,054	$(1,600)	$119	$3,671	$18,244
Loss on sale	—	(1,650)	—	—	(1,650)
Income (loss) before taxes	16,054	(3,250)	119	3,671	16,594
Tax provision (benefit)	8,746	(1,189)	33	974	8,564
Income (loss) from discontinued operations	$7,308	$(2,061)	$86	$2,697	$8,030

Assets and related liabilities held for sale at March 31, 2014 are shown in the table below.

	March 31, 2014	December 31, 2013
Finance receivables, current	$12,241	$—
Inventories and other assets	3,334	—
Total current assets	15,575	—
Property, plant and equipment, net	48,341	46,976
Rental property and equipment, net	3,537	—
Finance receivables, noncurrent	49,458	—
Goodwill	9,353	—
Intangible assets, net	774	—
Assets held for sale	$127,038	$46,976

Advance billings	$1,116	$—
Liabilities related to assets held for sale	$1,116	$—

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
The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2014 and December 31, 2013. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy.

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$344,007	$192,136	$—	$536,143
Equity securities	—	26,685	—	26,685
Commingled fixed income securities	—	24,903	—	24,903
Debt securities - U.S. and foreign governments, agencies and municipalities	132,246	18,250	—	150,496
Debt securities - corporate	—	46,293	—	46,293
Mortgage-backed / asset-backed securities	—	141,267	—	141,267
Derivatives
Foreign exchange contracts	—	921	—	921
Total assets	$476,253	$450,455	$—	$926,708
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(1,940)	$—	$(1,940)
Total liabilities	$—	$(1,940)	$—	$(1,940)

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
Investment Securities
The valuation of investment securities is based on the market approach using inputs that are observable, or can be corroborated by observable data, in an active marketplace. The following information relates to our classification into the fair value hierarchy:

•
Money Market Funds / Commercial Paper: Money market funds typically invest in highly liquid and low-risk securities, including government securities, certificates of deposit and commercial paper. Money market funds are principally used for overnight deposits and are classified as Level 1 when unadjusted quoted prices in active markets are available and as Level 2 when they are not actively traded on an exchange. Direct investments in commercial paper are not listed on an exchange in an active market and are classified as Level 2.

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
The Bank's investment securities are classified as available-for-sale and recorded at fair value in the unaudited Condensed Consolidated Balance Sheets as cash and cash equivalents, short-term investments and other assets depending on the type of investment and maturity. Unrealized holding gains and losses are recorded, net of tax, in accumulated other comprehensive income (AOCI).
Available-for-sale securities at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Debt securities - U.S. and foreign governments, agencies and municipalities	$129,856	$1,422	$(1,797)	$129,481
Debt securities - corporate	45,410	1,198	(314)	46,294
Mortgage-backed / asset-backed securities	141,482	1,754	(1,969)	141,267
Total	$316,748	$4,374	$(4,080)	$317,042

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Debt securities - U.S. and foreign governments, agencies and municipalities	$121,803	$999	$(3,372)	$119,430
Debt securities - corporate	37,901	935	(572)	38,264
Mortgage-backed / asset-backed securities	165,664	1,570	(2,636)	164,598
Total	$325,368	$3,504	$(6,580)	$322,292

Scheduled maturities of investment securities at March 31, 2014 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$26,473	$26,539
After 1 year through 5 years	58,545	59,152
After 5 years through 10 years	87,268	87,343
After 10 years	144,462	144,008
Total	$316,748	$317,042
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

The fair value of derivative instruments at March 31, 2014 and December 31, 2013 was as follows:

Designation of Derivatives	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$408	$546
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(284)	(526)
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	513	812
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(1,656)	(2,483)

	Total derivative assets	$921	$1,358
	Total derivative liabilities	(1,940)	(3,009)
	Total net derivative liabilities	$(1,019)	$(1,651)
The valuation of foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates.

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in earnings. There were no interest rate swaps in effect during the first quarter of 2014. During the first quarter of 2013, we had outstanding interest rate swaps with an aggregate notional value of $450 million. The following represents the results of fair value hedging relationships for the three months ended March 31, 2014 and 2013:

		Three Months Ended March 31,
		Derivative Gain Recognized in Earnings		Hedged Item Expense Recognized in Earnings
Derivative Instrument	Location of Gain (Loss)	2014	2013	2014	2013
Interest rate swaps	Interest expense	$—	$1,993	$—	$(5,484)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At March 31, 2014 and December 31, 2013, we had outstanding contracts associated with these anticipated transactions with a notional amount of $28 million and $26 million, respectively. All outstanding contracts at March 31, 2014 mature by the end of the year.
The amounts included in AOCI at March 31, 2014 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The following represents the results of cash flow hedging relationships for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2014	2013		2014	2013
Foreign exchange contracts	$(69)	$630	Revenue	$(234)	$(382)
			Cost of sales	199	126
				$(35)	$(256)
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at March 31, 2014 mature by the end of the year.
The following represents the results of our non-designated derivative instruments for the three months ended March 31, 2014 and 2013:

		Three Months Ended March 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2014	2013
Foreign exchange contracts	Selling, general and administrative expense	$(682)	$(4,351)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At March 31, 2014, we were not required to post any collateral. The maximum amount of collateral that we would have been required to post at March 31, 2014, had the credit-risk-related contingent features been triggered, was $1 million.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations. These inputs are classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
Carrying value	$3,341,569	$3,346,295
Fair value	$3,537,878	$3,539,022

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

6. Restructuring Charges
Activity in our restructuring reserves for the three months ended March 31, 2014 was as follows:

	Severance and benefits costs	Pension and Retiree Medical	Other exit costs	Total
Balance at January 1, 2014	$58,558	$—	$8,014	$66,572
Expenses, net	6,188	2,550	1,103	9,841
Cash payments	(16,600)	—	(2,337)	(18,937)
Non-cash charges	—	(2,550)	—	(2,550)
Balance at March 31, 2014	$48,146	$—	$6,780	$54,926

7. Inventories
Inventories consisted of the following:

	March 31, 2014	December 31, 2013
Raw materials and work in process	$34,084	$33,920
Supplies and service parts	44,284	48,165
Finished products	38,652	38,515
Inventory at FIFO cost	117,020	120,600
Excess of FIFO cost over LIFO cost	(16,064)	(17,020)
Total inventory, net	$100,956	$103,580

8. Intangible Assets and Goodwill
Intangible assets
Intangible assets consisted of the following:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$350,929	$(254,937)	$95,992	$354,373	$(251,388)	$102,985
Supplier relationships	29,000	(25,738)	3,262	29,000	(25,013)	3,987
Software & technology	167,276	(156,796)	10,480	167,009	(155,009)	12,000
Trademarks & trade names	34,378	(33,264)	1,114	35,366	(33,985)	1,381
Non-compete agreements	7,448	(7,418)	30	7,407	(7,373)	34
Total intangible assets	$589,031	$(478,153)	$110,878	$593,155	$(472,768)	$120,387

Amortization expense for intangible assets was $6 million and $9 million for the three months ended March 31, 2014 and 2013, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The future amortization expense for intangible assets as of March 31, 2014 was as follows:

Remaining for year ended December 31, 2014	$25,170
Year ending December 31, 2015	30,124
Year ending December 31, 2016	22,870
Year ending December 31, 2017	11,392
Year ending December 31, 2018	8,610
Thereafter	12,712
Total	$110,878
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.
Goodwill
As a result of the reclassification of our shipping solutions operations from the Small & Medium Business Solutions segment group to the Digital Commerce Solutions segment, we reallocated goodwill on a relative fair value basis and performed the required goodwill impairment test. Based on the results of the impairment tests, we determined that the estimated fair values of the affected reporting units exceeded the carrying values. The changes in the carrying value of goodwill for the three months ended March 31, 2014 were as follows:

	Gross value before accumulated impairment (1)	Accumulated impairment	December 31, 2013	Other (2)	March 31, 2014
North America Mailing	$326,665	$—	$326,665	$(627)	$326,038
International Mailing	182,261	—	182,261	864	183,125
Small & Medium Business Solutions	508,926	—	508,926	237	509,163

Production Mail	118,060	—	118,060	143	118,203
Presort Services	195,140		195,140	—	195,140
Enterprise Business Solutions	313,200	—	313,200	143	313,343

Digital Commerce Solutions	903,392	—	903,392	698	904,090

Discontinued operations	9,353	—	9,353	—	9,353

Total	$1,734,871	$—	$1,734,871	$1,078	1,735,949
Reclassified to Assets held for sale					(9,353)
Balance at March 31, 2014					$1,726,596

(1)	Includes the reallocation of certain goodwill from the Small & Medium Business Solutions segment group to the Digital Commerce Solutions segment and discontinued operations.

(2)	Primarily represents the impact of foreign currency translation.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

9. Debt
Debt consisted of the following:

		March 31, 2014	December 31, 2013
Term loans		$230,000	$230,000
5.0%	notes due 2015	274,879	274,879
4.75%	notes due 2016	370,914	370,914
5.75%	notes due 2017	385,109	500,000
5.60%	notes due 2018	250,000	250,000
4.75%	notes due 2018	350,000	350,000
6.25%	notes due 2019	300,000	300,000
5.25%	notes due 2022	110,000	110,000
4.625%	notes due 2024	500,000	—
5.25%	notes due 2037	115,041	500,000
6.70%	notes due 2043	425,000	425,000
Other		30,626	35,502
Total long-term debt		3,341,569	3,346,295
Current portion		274,879	—
Long-term debt		$3,066,690	$3,346,295
During the first quarter, we completed a cash tender offer (the Tender Offer) for a portion of the 5.75% Notes due 2017 and the 5.25% Notes due 2037 (the Subject Notes). Holders who validly tendered their notes received the principal amount of the notes tendered, all accrued and unpaid interest and a premium amount. An aggregate $500 million of the Subject Notes were tendered. We incurred expenses of $62 million, consisting of the call premium, the write-off of unamortized costs and bank transaction fees. These expenses are included in other expense in the unaudited Condensed Consolidated Statements of Income.

During the first quarter, we issued $500 million of 4.625% fixed rate 10-year notes. Interest is payable on March 15 and September 15 of each year, commencing September 15, 2014. The notes mature in March 2024, but may be redeemed, at any time, in whole or in part, at our option. If the notes are redeemed prior to December 15, 2023, the redemption price will be equal to the sum of 100% of the principal amount, accrued and unpaid interest and a make-whole payment. Net proceeds from the issuance of the notes were $493 million. The net proceeds were used to fund the Tender Offer.

On April 22, 2014, we repaid $100 million of the outstanding Term Loans.

Other consists of the unamortized net proceeds received from the unwinding of interest rate swaps, debt discounts and premiums and the mark-to-market adjustment of interest rate swaps, if applicable.

There were no commercial paper borrowings during the quarter.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

10. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary, has 300,000 shares, or $300 million, of outstanding perpetual voting preferred stock (the Preferred Stock) held by certain institutional investors. The holders of the Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the company. The Preferred Stock is entitled to cumulative dividends at a rate of 6.125% through 2016 after which it becomes callable and, if it remains outstanding, will yield a dividend that increases by 50% every six months thereafter. No dividends were in arrears at March 31, 2014 or December 31, 2013. There was no change in the carrying value of noncontrolling interests during the period ended March 31, 2014 or the year ended December 31, 2013.

11. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2014 and 2013 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2014	$4	$591	$323,338	$196,977	$4,698,791	$(574,556)	$(4,456,742)	$188,403
Net income	—	—	—	—	44,673	—	—	44,673
Other comprehensive income	—	—	—	—	—	1,223	—	1,223
Cash dividends
Common	—	—	—	—	(37,975)	—	—	(37,975)
Preference	—	—	—	—	(14)	—	—	(14)
Issuances of common stock	—	—	—	(22,655)	—	—	19,757	(2,898)
Conversions to common stock	(3)	(28)	—	(650)	—	—	681	—
Stock-based compensation expense	—	—	—	3,886	—	—	—	3,886
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(7,520)	—	—	—	(7,520)
Balance at March 31, 2014	$1	$563	$323,338	$170,038	$4,705,475	$(573,333)	$(4,436,304)	$189,778

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2013	$4	$648	$323,338	$223,847	$4,744,802	$(681,213)	$(4,500,795)	$110,631
Net income	—	—	—	—	67,506	—	—	67,506
Other comprehensive loss	—	—	—	—	—	(30,761)	—	(30,761)
Cash dividends
Common	—	—	—	—	(75,334)	—	—	(75,334)
Preference	—	—	—	—	(13)	—	—	(13)
Issuances of common stock	—	—	—	(24,097)	—	—	21,551	(2,546)
Stock-based compensation expense	—	—	—	3,704	—	—	—	3,704
Balance at March 31, 2013	$4	$648	$323,338	$203,454	$4,736,961	$(711,974)	$(4,479,244)	$73,187

Our Board of Directors declared dividends on our common stock of $0.1875 per share for the three months ended March 31, 2014 and $0.375 per share for the three months ended March 31, 2013.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

12. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 was as follows:

	Amount Reclassified from AOCI (a)
	Three Months Ended March 31,
	2014	2013
Losses on cash flow hedges
Revenue	$(234)	$(382)
Cost of sales	199	126
Interest expense	(507)	(507)
Total before tax	(542)	(763)
Tax benefit	210	297
Net of tax	$(332)	$(466)

Unrealized losses on available for sale securities
Interest income	$(347)	$(2,612)
Tax benefit	128	966
Net of tax	$(219)	$(1,646)

Pension and Postretirement Benefit Plans (b)
Transition credit	$2	$2
Prior service costs	(27)	(198)
Actuarial losses	(9,758)	(16,574)
Total before tax	(9,783)	(16,770)
Tax benefit	3,641	6,139
Net of tax	$(6,142)	$(10,631)
(a)     Amounts in parentheses indicate debits (reductions) to income.

(b)	These items are included in the computation of net periodic costs of defined benefit pension plans and nonpension postretirement benefit plans (see Note 15 for additional details).

Changes in accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 were as follows:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available for sale securities	Defined benefit pension plans and nonpension postretirement benefit plans	Foreign currency items	Total
Balance at January 1, 2014	$(6,380)	$(1,769)	$(601,421)	$35,014	$(574,556)
Other comprehensive income (loss) before reclassifications (a)	41	1,840	—	(7,351)	(5,470)
Amounts reclassified from accumulated other comprehensive income (a), (b)	332	219	6,142	—	6,693
Net current period other comprehensive income	373	2,059	6,142	(7,351)	1,223
Balance at March 31, 2014	$(6,007)	$290	$(595,279)	$27,663	$(573,333)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available for sale securities	Defined benefit pension plans and nonpension postretirement benefit plans	Foreign currency items	Total
Balance at January 1, 2013	$(7,777)	$4,513	$(759,199)	$81,250	$(681,213)
Other comprehensive income (loss) before reclassifications (a)	72	(1,372)	—	(42,204)	(43,504)
Amounts reclassified from accumulated other comprehensive income (a), (b)	466	1,646	10,631	—	12,743
Net current period other comprehensive loss	538	274	10,631	(42,204)	(30,761)
Balance at March 31, 2013	$(7,239)	$4,787	$(748,568)	$39,046	$(711,974)
(a)     Amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b)     See table above for additional details of these reclassifications.

13. Income Taxes
The effective tax rate for the three months ended March 31, 2014 and 2013 was 14.7% and 21.7%, respectively. The effective tax rate for 2014 includes a benefit of $6 million from the resolution of tax examinations and an incremental tax benefit associated with the early extinguishment of debt. The effective tax rate for 2013 includes tax benefits of $4 million from the retroactive effect of 2013 U.S. tax legislation.
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
In August 2012, the United States Court of Appeals for the Third Circuit overturned a prior Tax Court decision and ruled in favor of the IRS and adverse to the Historic Boardwalk Hall LLC, a partnership in which we had made an investment in the year 2000. In January 2014, the Tax Court entered an order to implement rulings of the Third Circuit. Under the terms of the partnership agreement, we are indemnified against any payments we may be required to make. However, the potential for a difference in the timing of payments which may be due to taxing authorities, and the timing of receipts due to us under the partnership agreement, may cause fluctuations in our cash flows in future periods. Further, if we do not recover under the indemnification provisions of the partnership agreement, the amount of tax and interest due as a result of this matter could be as much as $100 million.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

15. Pensions and Other Benefit Programs
Defined Benefit Pension Plans
The components of net periodic benefit cost for defined benefit pension plans were as follows:

	Three Months Ended March 31,
	United States		Foreign
	2014	2013	2014	2013
Service cost	$2,415	$3,799	$908	$1,582
Interest cost	19,416	18,371	7,169	6,823
Expected return on plan assets	(25,956)	(27,086)	(9,825)	(8,166)
Amortization of transition credit	—	—	(2)	(2)
Amortization of prior service cost	2	129	(15)	28
Amortization of net actuarial loss	6,160	11,037	2,076	3,176
Curtailment	—	814	—	—
Net periodic benefit cost	$2,037	$7,064	$311	$3,441
Through March 31, 2014, we contributed $10 million to our U.S. pension plans and $12 million to our foreign pension plans.

Nonpension Postretirement Benefit Plans
The components of net periodic benefit cost for nonpension postretirement benefit plans were as follows:

	Three Months Ended March 31,
	2014	2013
Service cost	$728	$1,017
Interest cost	2,462	2,514
Amortization of prior service cost	40	41
Amortization of net actuarial loss	1,522	2,361
Net periodic benefit cost	$4,752	$5,933
Contributions for benefit payments for our nonpension postretirement benefit plans were $7 million and $8 million for the three months ended March 31, 2014 and 2013, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

16. Earnings per Share
The calculations of basic and diluted earnings per share are presented below:

	Three Months Ended March 31,
	2014	2013
Numerator:
Amounts attributable to common stockholders:
Net income from continuing operations	$41,872	$59,476
Income from discontinued operations	2,801	8,030
Net income - Pitney Bowes Inc. (numerator for diluted EPS)	44,673	67,506
Less: Preference stock dividend	(14)	(13)
Income attributable to common stockholders (numerator for basic EPS)	$44,659	$67,493
Denominator (in thousands):
Weighted-average shares used in basic EPS	202,339	201,148
Effect of dilutive shares:
Preferred stock	1	2
Preference stock	351	396
Stock plans	1,194	664
Weighted-average shares used in diluted EPS	203,885	202,210
Basic earnings per share:
Continuing operations	$0.21	$0.30
Discontinued operations	0.01	0.04
Net income	$0.22	$0.34
Diluted earnings per share:
Continuing operations	$0.21	$0.29
Discontinued operations	0.01	0.04
Net income	$0.22	$0.33

Anti-dilutive shares not used in calculating diluted weighted-average shares (in thousands):	9,411	13,868

17. Subsequent Event
On April 15, 2014, we completed the sale of DIS to Konica Minolta Business Solutions (Canada) Ltd. (Konica Minolta) and a business equipment leasing services provider in two separate transactions. Pitney Bowes of Canada Ltd. (PB Canada) and Konica Minolta also entered into a strategic alliance whereby Konica Minolta will represent PB Canada’s mailing business in certain territories in Canada. We do not expect this sale transaction to have a material impact on net income.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) in this Form 10-Q may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as “estimate”, “target”, “project”, “plan”, “believe”, “expect”, “anticipate”, “intend”, and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	mailers’ utilization of alternative means of communication or competitors’ products

•	access to capital at a reasonable cost to continue to fund various discretionary priorities, including business investments, acquisitions and dividend payments

•	timely development and acceptance of new products and services

•	successful entry into new markets

•	success in gaining product approval in new markets where regulatory approval is required

•	changes in postal or banking regulations

•	interrupted use of key information systems

•	our ability to successfully implement a new Enterprise Resource Planning (ERP) system and fully realize the related savings and efficiencies

•	third party suppliers’ ability to provide product components, assemblies or inventories

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	changes in privacy laws

•	intellectual property infringement claims

•	regulatory approvals and satisfaction of other conditions to consummate and integrate any acquisitions

•	negative developments in economic conditions, including adverse impacts on customer demand

•	our success at managing customer credit risk

•	significant changes in pension, health care and retiree medical costs

•	changes in interest rates, foreign currency fluctuations or credit ratings

•	income tax adjustments or other regulatory levies for prior audit years and changes in tax laws, rulings or regulations

•	impact on mail volume resulting from concerns over the use of the mail for transmitting harmful biological agents

•	changes in international or national political conditions, including any terrorist attacks

•	acts of nature
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements contained in this report and our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2013 (2013 Annual Report). All table amounts are shown in thousands of dollars, unless otherwise noted.
Overview
First Quarter 2014 Results
For the first quarter of 2014, revenue increased 3% to $937 million compared to $909 million in the first quarter of 2013. This increase was driven primarily by growth from our ecommerce solutions for cross-border parcel delivery and double-digit software licensing growth. Also contributing to revenue growth in the quarter was a 9% increase in supplies revenue primarily due to higher sales in North America due to improved marketing effectiveness from our go-to-market strategy, higher supply sales in our Production Mail operations from the growing base of production print equipment installations and certain pricing actions taken during the quarter. Offsetting these increases were a 4% decline in equipment sales primarily due to a decline in sales of large production printers due to a comparably strong prior year quarter, a decline of 4% and 3% in rentals and financing revenue, respectively, due to a decline in the number of installed meters worldwide and a 3% decline in support services revenue due to lower maintenance agreement revenue.

Net income from continuing operations attributable to common stockholders decreased to $42 million, or $0.21 per diluted share, in the first quarter of 2014 compared to $59 million, or $0.29 per diluted share, in the first quarter of 2013. This decrease resulted primarily from the costs associated with the early extinguishment of debt (see Liquidity and Capital Resources) and restructuring charges taken during the period.

On April 15, 2014, Pitney Bowes of Canada Ltd. (PB Canada) completed the sale of its Document Imaging Solutions (DIS) business, which consisted of hardware (copiers and printers), document management software solutions and the related lease portfolio to Konica Minolta Business Solutions (Canada) Ltd. (Konica Minolta) and a business equipment leasing services provider in two separate transactions. PB Canada and Konica Minolta also entered into a strategic alliance whereby Konica Minolta will represent PB Canada’s mailing business in certain territories in Canada. The sale is consistent with our overall strategic direction and will help us sharpen our focus on delivering our core products and solutions in Canada. The DIS business is reflected as a discontinued operation in the unaudited Condensed Consolidated Statements of Income for all periods presented.
Outlook
We continue to focus on three critical areas: stabilizing the mailing business, achieving operational excellence and driving growth in our Digital Commerce Solutions segment.
Within the Small & Medium Business Solutions group, we expect revenue and profit growth to continue to be challenged by the decline in physical mail volumes. However, we anticipate revenue and profit trends will show continued improvement in 2014, due in part to the "go-to-market" strategy implemented in North America and currently being rolled-out in Europe. Our go-to-market strategy provides our clients broader access to products and services through online and direct sales channels, broader solutions to serve the rapid growth in parcel shipments and a more agile workforce. In addition, postal agencies in North America recently announced discounts for postage meter users, which are anticipated to enhance the value proposition of meter usage in North America and further stabilize recurring stream revenues. Within our international mailing markets, the stabilization in meter population which began in 2013 is expected to continue in 2014, resulting in the continued improvement in recurring stream revenue trends.
Within the Enterprise Business Solutions group, we expect demand for our production mail inserter and sortation equipment and high-speed production print equipment to continue; however, we do not anticipate growth over the prior year due to significant sales of production printers during 2013. Within our Presort Services segment, we expect increasing revenue due to workshare improvements and new sales opportunities.
In our Digital Commerce Solutions segment, we anticipate growth to be driven by continued demand for our ecommerce cross-border parcel management solutions, as well as our location intelligence, customer data and engagement software solutions.
During the first quarter of 2014, we began work on the initial phases of a new global ERP system. The implementation of the ERP system will occur in stages and is anticipated to be a multi-year process. We will make a significant investment and incur incremental expenses over the course of the implementation of this system. In 2014, we anticipate these expenses could approximate $0.10 per diluted share. The ERP system is expected to provide operating cost savings through the elimination of redundant systems and strategic efficiencies through the use of a standardized, integrated system.

Our growth initiatives continue to focus on leveraging our expertise in physical communications with our expanding capabilities in digital and hybrid communications and developing products, software, services and solutions that help our clients grow their businesses by more effectively communicating with their customers.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Revenue
	Three Months Ended March 31,
	2014	2013	% change
Equipment sales	$189,056	$196,767	(4)%
Supplies	79,517	73,218	9%
Software	91,555	87,012	5%
Rentals	123,579	129,114	(4)%
Financing	110,050	113,887	(3)%
Support services	158,252	162,589	(3)%
Business services	185,488	146,776	26%
Total revenue	$937,497	$909,363	3%

	Cost of Revenue
	Three Months Ended March 31,
			Percentage of Revenue
	2014	2013	2014	2013
Cost of equipment sales	$82,534	$94,543	43.7%	48.0%
Cost of supplies	24,154	22,846	30.4%	31.2%
Cost of software	30,164	24,791	32.9%	28.5%
Cost of rentals	25,444	26,398	20.6%	20.4%
Financing interest expense	19,653	19,019	17.9%	16.7%
Cost of support services	98,981	102,529	62.5%	63.1%
Cost of business services	128,936	102,355	69.5%	69.7%
Total cost of revenue	$409,866	$392,481	43.7%	43.2%

Equipment sales
Equipment sales revenue decreased 4% to $189 million in the quarter compared to the first quarter of 2013. This decrease was primarily driven by fewer sales of large production printers compared to the prior year due to an unusually strong prior year quarter. Cost of equipment sales as a percentage of revenue decreased to 43.7% in the quarter compared to 48.0% in the prior year quarter primarily due to fewer sales of production printers, which have a lower margin relative to other products.

Supplies
Supplies revenue increased 9% to $80 million in the quarter compared to the first quarter of 2013. The increase was primarily due to targeted outreach to customers and sales effectiveness in connection with our go-to-market strategy, increased supply sales due to the growing base of production print equipment installations, the stabilization of meter population trends in our international markets and certain pricing actions taken during the quarter. Cost of supplies as a percentage of revenue for the quarter was 30.4% compared to 31.2% in the prior year quarter primarily due to improved margins on supplies sales.

Software
Software revenue increased 5% to $92 million in the quarter compared to the prior year quarter primarily due to higher licensing revenue. Cost of software as a percentage of revenue increased to 32.9% in the quarter compared with 28.5% in the prior year quarter primarily due to investments in the specialization of the software sales channel.

Rentals
Rentals revenue decreased 4% to $124 million in the quarter compared to the prior year quarter, primarily due to lower mail volumes and fewer meters in service. Cost of rentals as a percentage of revenue for the quarter was 20.6%, consistent with 20.4% in the prior year quarter.
Financing
Financing revenue decreased 3% to $110 million in the quarter compared to the prior year quarter primarily due to lower equipment sales in prior periods. Financing interest expense as a percentage of revenue for the quarter increased to 17.9% compared to 16.7% in the prior year period due to higher effective interest rates. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenue, we assume a 10:1 leveraging ratio of debt to equity and apply our overall effective interest rate to the average outstanding finance receivables.
Support Services
Support services revenue decreased 3% in the quarter to $158 million compared to the first quarter of 2013, primarily due to a decline in equipment maintenance revenue resulting from fewer mailing machines in service. Cost of support services as a percentage of revenue for the quarter improved to 62.5% compared to 63.1% in the prior year quarter primarily due to margin improvement in our Production Mail segment from expense reductions.
Business Services
Business services revenue increased 26% in the quarter to $185 million compared to the first quarter of 2013. This increase was driven by higher revenue from our ecommerce solutions for cross-border parcel delivery as demand continues to grow and higher revenue in our Presort Services operations due to improved qualification for postal rate discounts. Cost of business services as a percentage of revenue for the quarter was 69.5% compared to 69.7% in the prior year quarter.

Selling, general and administrative (SG&A)
SG&A expense for the quarter was $351 million, which was flat compared to the first quarter of 2013. However, as a percentage of revenue, SG&A expense for the first quarter of 2014 improved to 37.5% compared to 38.7% in the first quarter of 2013 and also included expenses of $5 million related to the new ERP implementation. This improvement was primarily due to cost stabilization as a result of our focus on operational excellence and the benefits of productivity initiatives, including the go-to-market initiative.

Restructuring charges
Restructuring charges, net for the three months ended March 31, 2014 were $10 million. There were no restructuring charges recognized in the three months ended March 31, 2013. See Note 6 to the unaudited Condensed Consolidated Financial Statements.

Other expense
Other expense of $62 million and $25 million for the three months ended March 31, 2014 and 2013, respectively, consists of the costs associated with the early redemption of debt. See Liquidity and Capital Resources - Financings and Capitalization for a detailed discussion.

Income taxes
See Note 13 to the unaudited Condensed Consolidated Financial Statements.

Discontinued operations
Discontinued operations includes the worldwide Management Services business (PBMS), International Mailing Services business (IMS) and Nordic furniture business, which were sold during 2013 and DIS, which was classified as a discontinued operation at March 31, 2014 and subsequently sold in April 2014. The operations of DIS exclude certain corporate and indirect business expenses, primarily service, sales and infrastructure support expenses, which were historically allocated to this business. The costs previously allocated to DIS and excluded from discontinued operations were $3 million and $4 million for the quarters ended March 31, 2014 and 2013, respectively. In addition, in computing interest expense related to DIS, we assumed a 10:1 leverage ratio of debt to equity and applied the overall effective interest rate to the DIS average outstanding finance receivables. Also see Note 4 to the unaudited Condensed Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests
See Note 10 to the unaudited Condensed Consolidated Financial Statements.

Business segment results
During 2013, we sold certain businesses and realigned our segment reporting to reflect the clients served, the solutions we offer, and how we manage, review, analyze and measure our operations. During the first quarter of 2014, we reclassified our shipping solutions operations from the Small & Medium Business Solutions segment group to the Digital Commerce Solutions segment. Also during the first quarter of 2014, the DIS business, originally included in the North America Mailing segment, was classified as a discontinued operation. Historical segment results have been recast to conform to our current segment presentation and to exclude discontinued operations. The principal products and services of each of our reporting segments are as follows:
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

Enterprise Business Solutions:
Production Mail: Includes the worldwide revenue and related expenses from the sale of high-speed, high-volume inserting and sortation equipment and production printer systems and supplies to large enterprise clients to process inbound and outbound mail and related support and other professional services.
Presort Services: Includes revenue and related expenses from presort mail services for our large enterprise clients to qualify large mail volumes for postal worksharing discounts.

Digital Commerce Solutions:
Digital Commerce Solutions: Includes the worldwide revenue and related expenses from (i) the sale and support services of non-equipment-based mailing, customer engagement, geocoding and location intelligence software; (ii) our shipping and cross-border ecommerce solutions; (iii) direct marketing services for targeted clients; and (iv) our digital mail delivery service offering.

We determine segment earnings before interest and taxes (EBIT) by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and other items, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides an analysis of our operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. Refer to Note 2 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes.

Revenue and EBIT for reportable segments is presented below.

	Revenue
	Three Months Ended March 31,
	2014	2013	% change
North America Mailing	$381,027	$388,836	(2)%
International Mailing	153,268	152,976	—%
Small & Medium Business Solutions	534,295	541,812	(1)%

Production Mail	105,216	109,453	(4)%
Presort Services	116,491	110,900	5%
Enterprise Business Solutions	221,707	220,353	1%

Digital Commerce Solutions	181,495	147,198	23%

Total	$937,497	$909,363	3%

	EBIT
	Three Months Ended March 31,
	2014	2013	% change
North America Mailing	$160,338	$148,458	8%
International Mailing	24,819	17,390	43%
Small & Medium Business Solutions	185,157	165,848	12%

Production Mail	7,737	7,832	(1)%
Presort Services	23,896	23,488	2%
Enterprise Business Solutions	31,633	31,320	1%

Digital Commerce Solutions	9,531	(279)	NM

Total	$226,321	$196,889	15%
Small & Medium Business Solutions
Small & Medium Business Solutions (SMB) revenue decreased 1% to $534 million for the quarter compared to the prior year quarter while EBIT increased 12% to $185 million for the quarter compared to the prior year quarter. Foreign currency translation had a less than 1% impact on total SMB revenue and EBIT.
North America Mailing
Revenue for the North America Mailing segment in the quarter decreased 2% to $381 million compared to the prior year quarter. Recurring revenues, comprised of supplies, rentals and financing revenue, declined 2% in the quarter. Rentals revenue and financing revenue continued to decline due to fewer meters in service and declining equipment sales in prior periods; however, these declines were partially offset by higher supply sales due to targeted outreach to customers and sales effectiveness in connection with our go-to-market strategy and certain pricing actions taken during the quarter. Equipment sales decreased 1% in the quarter as lower sales in Canada more than offset a 2% increase in U.S. equipment sales, which benefited from our go-to-market sales strategy.
EBIT increased 8% to $160 million in the quarter compared to the prior year quarter despite the decline in revenue due to the benefits of our go-to-market sales strategy and ongoing cost reduction and cost control initiatives. Our go-to-market sales strategy was designed to improve the sales process and reduce costs by providing our clients broader access to products and services though online and direct sales channels.

International Mailing
Revenue for the International Mailing segment in the quarter of $153 million was flat compared to the prior year quarter. Recurring stream revenues were flat in the quarter compared to the prior year quarter. Within recurring revenues, rentals revenue declined 7% in the quarter primarily due to a migration from the rental of equipment to the financing of equipment in France and supplies revenue increased 5% in the quarter primarily driven by higher sales in the U.K. and Germany due to stabilization in meter population.
EBIT increased 43% to $25 million in the quarter compared to the prior year quarter primarily due to ongoing cost reduction and cost control initiatives.

Enterprise Business Solutions
Enterprise Business Solutions revenue for the quarter increased 1% to $222 million compared to the prior year quarter and EBIT increased 1% to $32 million for the quarter compared to the prior year quarter. Foreign currency translation had a less than 1% impact on total Enterprise Business Solutions revenue and EBIT.
Production Mail
Revenue for the Production Mail segment in the quarter decreased 4% to $105 million compared to the prior year quarter. Equipment sales decreased 9% in the quarter, primarily due to fewer installations of production printers as installations in the prior year quarter were unusually strong as a result of significant installations for certain enterprise customers. Supplies revenue for the quarter increased 51%, and accounted for a 2% growth in total Production Mail revenue, due to the growing base of installed production printers and inserting equipment.
EBIT for the quarter decreased 1% to $8 million compared to the prior year quarter primarily due to the decline in revenue; however, EBIT margin improved due to fewer sales of production printers, which have a lower margin relative to other products.

Presort Services
Revenue for the Presort Services segment increased 5% to $116 million compared to the prior year quarter primarily due to higher volumes of First Class mail processed and improved qualification for postal rate discounts.
EBIT for the quarter increased 2% to $24 million primarily due to the increase in revenue, but was adversely impacted by the costs associated with the consolidation of two processing facilities.

Digital Commerce Solutions
Digital Commerce Solutions
Revenue for the Digital Commerce Solutions segment increased 23% in the quarter to $181 million compared to the prior year quarter primarily due to growth in our ecommerce cross-border parcel delivery solution and higher software licensing revenue. EBIT for the quarter increased $10 million from the prior year quarter primarily due to the increase in revenue and provided operating leverage to partially offset the continued investments in ecommerce technology and infrastructure and the specialization of the software sales channel.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity under our commercial paper program are currently sufficient to support our cash needs, including discretionary uses such as capital investments, dividends and share repurchases. Cash and cash equivalents and short-term investments were $930 million at March 31, 2014 and $939 million at December 31, 2013.

Cash Flow Summary
Net cash provided by operating activities for the three months ended March 31, 2014 was $106 million compared to $132 million for the three months ended March 31, 2013. The decrease in cash flow from operations was driven by cash payments for debt extinguishment, lower income and working capital changes partially offset by lower tax payments.
Net cash used in investing activities for the three months ended March 31, 2014 was $59 million compared to $65 million for the three months ended March 31, 2013. Cash flow from investing activities in 2014 benefited from lower capital expenditures and withdrawals from reserve deposit accounts, partially offset by the timing of investment maturities.
Net cash used in financing activities for the three months ended March 31, 2014 was $50 million compared to $66 million for the three months ended March 31, 2013. During the first quarter of 2014, we received cash proceeds of $493 million from the issuance of debt and repaid $500 million of existing debt. During the first quarter of 2013, we received cash proceeds of $412 million from the issuance of debt and repaid $405 million of existing debt. See Financings and Capitalization section below for further details.

Financings and Capitalization
We are a Well-Known Seasoned Issuer with the SEC, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is an important source of liquidity for us and a committed credit facility of $1.0 billion to support our commercial paper issuances. The credit facility expires in April 2016. We have not drawn upon the credit facility. There were no commercial paper issuances during the quarter.
During the first quarter of 2014, we completed a cash tender offer (the 2014 Tender Offer) for a portion of the 5.75% Notes due 2017 and the 5.25% Notes due 2037 (the Subject Notes). Holders who validly tendered their notes received the principal amount, all accrued and unpaid interest and a premium amount. An aggregate $500 million of the Subject Notes were tendered. We incurred expenses of $62 million, consisting of the call premium, the write-off of unamortized costs and bank transaction fees. These expenses were recognized as other expense in the unaudited Condensed Consolidated Statements of Income.
During the first quarter of 2014, we also issued $500 million of 4.625% fixed rate 10-year notes. Interest is payable on March 15 and September 15 of each year, commencing September 15, 2014. The notes mature in March 2024, but may be redeemed, at any time, in whole or in part, at our option. If the notes are redeemed prior to December 15, 2023, the redemption price will be equal to the sum of 100% of the principal amount, accrued and unpaid interest and a make-whole payment. Net proceeds from the issuance of the notes were $493 million. The net proceeds were used to fund the 2014 Tender Offer.
On April 22, 2014, we repaid $100 million of the outstanding Term Loans.
During the first quarter of 2013, we completed a cash tender offer (the 2013 Tender Offer) for a portion of the 4.875% Notes due 2014, 5.0% Notes due 2015, and 4.75% Notes due 2016. Holders who validly tendered their notes received the principal amount, all accrued and unpaid interest and a premium amount. An aggregate $405 million of these notes were tendered. We received $5 million from the unwind of certain interest rate swaps and incurred expenses of $25 million, consisting primarily of the premium payment. This loss was recognized as other expense in the unaudited Condensed Consolidated Statements of Income.
Also in the first quarter of 2013, we issued $425 million of 30-year notes with a fixed-rate of 6.7%. Interest is payable quarterly commencing in June 2013. The notes mature in 2043, but may be redeemed, at our option, in whole or in part, at any time on or after March 7, 2018 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. The net proceeds of $412 million were used to fund the repurchase of notes under the 2013 Tender Offer.
Cash and cash equivalents held by our foreign subsidiaries were $448 million at March 31, 2014 and $392 million at December 31, 2013. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.
We paid dividends to our common stockholders in the amount of $38 million ($0.1875 per share) for the three months ended March 31, 2014 and $75 million ($0.375 per share) for the three months ended March 31, 2013. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the amount and payment of a dividend. There are no material restrictions on our ability to declare dividends.
Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2013 Annual Report.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to the disclosures made in the 2013 Annual Report regarding this matter.
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

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
There were no material changes to the disclosures made in the 2013 Annual Report.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in the 2013 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. As of March 31, 2014, we have remaining authorization to repurchase up to $50 million of our common stock. There were no share repurchases during the quarter ended March 31, 2014.

Item 6: Exhibits

Exhibit Number	Description	Status or incorporation by reference
12	Computation of ratio of earnings to fixed charges	Exhibit 12
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Exhibit 31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	May 2, 2014

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