Form 10-Q
period 2014-06-30
PITNEY BOWES INC /DE/
filed 2014-08-07
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

As of August 4, 2014, 202,811,576 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Equipment sales	$191,518	$225,224	$380,574	$421,991
Supplies	76,284	71,275	155,801	144,493
Software	109,065	100,482	200,620	187,494
Rentals	122,443	129,404	246,022	258,518
Financing	107,644	112,820	217,694	226,707
Support services	158,190	160,303	316,442	322,892
Business services	193,306	151,154	378,794	297,930
Total revenue	958,450	950,662	1,895,947	1,860,025
Costs and expenses:
Cost of equipment sales	88,818	112,079	171,352	206,622
Cost of supplies	23,505	22,246	47,659	45,092
Cost of software	33,484	25,604	63,648	50,395
Cost of rentals	25,193	25,114	50,637	51,512
Financing interest expense	20,413	18,951	40,066	37,970
Cost of support services	96,722	99,337	195,703	201,866
Cost of business services	135,024	108,168	263,960	210,523
Selling, general and administrative	338,384	353,923	689,759	705,577
Research and development	28,649	27,331	54,841	56,582
Restructuring charges	8,299	19,031	18,140	19,031
Interest expense, net	21,482	30,045	45,546	59,036
Other expense	—	—	61,657	25,121
Total costs and expenses	819,973	841,829	1,702,968	1,669,327
Income from continuing operations before income taxes	138,477	108,833	192,979	190,698
Provision for income taxes	46,335	24,218	54,371	42,013
Income from continuing operations	92,142	84,615	138,608	148,685
Income (loss) from discontinued operations, net of tax	6,717	(89,254)	9,518	(81,224)
Net income (loss)	98,859	(4,639)	148,126	67,461
Less: Preferred stock dividends attributable to noncontrolling interests	4,594	4,594	9,188	9,188
Net income (loss) attributable to Pitney Bowes Inc.	$94,265	$(9,233)	$138,938	$58,273
Amounts attributable to common stockholders:
Net income from continuing operations	$87,548	$80,021	$129,420	$139,497
Income (loss) from discontinued operations, net of tax	6,717	(89,254)	9,518	(81,224)
Net income (loss) attributable to Pitney Bowes Inc.	$94,265	$(9,233)	$138,938	$58,273
Basic earnings per share attributable to common stockholders:
Continuing operations	$0.43	$0.40	$0.64	$0.69
Discontinued operations	0.03	(0.44)	0.05	(0.40)
Net income (loss) attributable to Pitney Bowes Inc.	$0.47	$(0.05)	$0.69	$0.29
Diluted earnings per share attributable to common stockholders:
Continuing operations	$0.43	$0.39	$0.63	$0.69
Discontinued operations	0.03	(0.44)	0.05	(0.40)
Net income (loss) attributable to Pitney Bowes Inc.	$0.46	$(0.05)	$0.68	$0.29
Dividends declared per share of common stock	$0.1875	$0.1875	$0.375	$0.5625

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$98,859	$(4,639)	$148,126	$67,461
Less: Preferred stock dividends attributable to noncontrolling interests	4,594	4,594	9,188	9,188
Net income (loss) attributable to Pitney Bowes Inc.	94,265	(9,233)	138,938	58,273
Other comprehensive income (loss), net of tax:
Net unrealized gain on cash flow hedges, net of tax of $267, $230, $505 and $574, respectively	417	362	790	900
Net unrealized gain (loss) on investment securities, net of tax of $1,249, $(3,017), $2,453 and $(2,842), respectively	2,136	(4,719)	4,195	(4,445)
Amortization of pension and postretirement costs, net of tax of $3,613, $4,926, $7,254 and $11,266, respectively	6,280	9,391	12,422	20,993
Foreign currency translations	5,149	(17,554)	(2,202)	(59,758)
Other comprehensive income (loss)	13,982	(12,520)	15,205	(42,310)
Comprehensive income (loss) attributable to Pitney Bowes Inc.	$108,247	$(21,753)	$154,143	$15,963

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,005,901	$907,806
Short-term investments	23,976	31,128
Accounts receivable (net of allowance of $13,589 and $13,419, respectively)	409,514	469,800
Finance receivables (net of allowance of $22,852 and $24,340, respectively)	1,048,563	1,102,921
Inventories	101,252	103,580
Current income taxes	31,580	28,934
Other current assets and prepayments	125,540	147,067
Assets held for sale	46,976	46,976
Total current assets	2,793,302	2,838,212
Property, plant and equipment, net	242,742	245,171
Rental property and equipment, net	215,793	226,146
Finance receivables (net of allowance of $10,819 and $12,609, respectively)	874,999	962,363
Investment in leveraged leases	33,431	34,410
Goodwill	1,728,385	1,734,871
Intangible assets, net	102,760	120,387
Non-current income taxes	66,598	73,751
Other assets	538,073	537,397
Total assets	$6,596,083	$6,772,708
LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,504,887	$1,644,582
Current income taxes	191,687	157,340
Current portion of long-term debt	274,879	—
Advance billings	439,038	425,833
Total current liabilities	2,410,491	2,227,755
Deferred taxes on income	39,509	39,701
Tax uncertainties and other income tax liabilities	166,920	190,645
Long-term debt	2,964,843	3,346,295
Other non-current liabilities	436,194	466,766
Total liabilities	6,017,957	6,271,162
Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	1	4
Cumulative preference stock, no par value, $2.12 convertible	563	591
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	172,565	196,977
Retained earnings	4,778,506	4,715,564
Accumulated other comprehensive loss	(559,351)	(574,556)
Treasury stock, at cost (120,633,020 and 121,255,390 shares, respectively)	(4,433,866)	(4,456,742)
Total stockholders’ equity	281,756	205,176
Total liabilities, noncontrolling interests and stockholders’ equity	$6,596,083	$6,772,708

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income before attribution of noncontrolling interests	$148,126	$67,461
Restructuring payments	(33,530)	(27,255)
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on disposal of businesses	(26,152)	31,751
Proceeds from settlement of derivative instruments	—	4,838
Depreciation and amortization	93,717	113,702
Stock-based compensation	7,976	7,241
Restructuring charges and asset impairments	18,140	19,955
Goodwill impairment	—	97,787
Changes in operating assets and liabilities:
Decrease in accounts receivable	66,778	67,420
Decrease in finance receivables	82,597	96,928
(Increase) decrease in inventories	(1,852)	29,863
Increase in other current assets and prepayments	(8,369)	(4,810)
Decrease in accounts payable and accrued liabilities	(88,567)	(173,479)
Increase (decrease) in current and non-current income taxes	7,657	(89,478)
Increase in advance billings	11,201	6,051
Other, net	2,725	31,060
Net cash provided by operating activities	280,447	279,035
Cash flows from investing activities:
Purchases of available-for-sale securities	(191,882)	(198,337)
Proceeds from sales/maturities of available-for-sale securities	171,252	202,042
Short-term and other investments	6,051	10,928
Capital expenditures	(72,350)	(73,441)
Net investment in external financing	838	(1,021)
Net proceeds from the sale of businesses	101,454	—
Reserve account deposits	(3,356)	(26,189)
Net cash provided by (used in) investing activities	12,007	(86,018)
Cash flows from financing activities:
Proceeds from the issuance of debt, net of fees and discounts of $7,475 and $13,387, respectively	492,525	411,613
Principal payments of long-term debt	(599,850)	(779,637)
Proceeds from the issuance of common stock under employee stock-based compensation plans	4,027	3,621
Purchase of subsidiary shares from noncontrolling interest	(7,718)	—
Dividends paid to stockholders	(76,000)	(113,106)
Dividends paid to noncontrolling interests	(9,188)	(9,188)
Net cash used in financing activities	(196,204)	(486,697)
Effect of exchange rate changes on cash and cash equivalents	1,845	(11,028)
Increase (decrease) in cash and cash equivalents	98,095	(304,708)
Cash and cash equivalents at beginning of period	907,806	913,276
Cash and cash equivalents at end of period	$1,005,901	$608,568

Cash interest paid	$93,617	$95,791
Cash income tax payments, net of refunds	$71,741	$111,318

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

1. Description of Business and Basis of Presentation
Pitney Bowes Inc. and its subsidiaries (we, us, our or the company) is a global provider of technology solutions helping small, mid-sized and large firms connect to customers to facilitate and simplify commerce, build loyalty and grow revenue. We deliver our solutions on open platforms to best organize, analyze and apply public and proprietary data to two-way customer communications. We offer solutions for direct mail, transactional mail, customer engagement management and analytics and ecommerce parcel management, along with digital channel messaging for the Web, email and mobile applications. We conduct our business activities in five reportable segments. See Note 2 for information regarding our reportable segments.
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
On April 15, 2014, Pitney Bowes of Canada Ltd. (PB Canada), a wholly owned subsidiary, completed the sale of its Document Imaging Solutions (DIS) business, which consisted of hardware (copiers and printers), document management software solutions and the related lease portfolio to Konica Minolta Business Solutions (Canada) Ltd. (Konica Minolta) and a business equipment leasing services provider in two separate transactions. The operating results for DIS, originally included as part of the North America Mailing segment, have been classified as discontinued operations for all periods presented. In addition, PB Canada and Konica Minolta also entered into a strategic alliance whereby Konica Minolta will represent PB Canada’s mailing business in certain territories in Canada.
During 2013, we sold certain businesses and realigned our segment reporting to reflect the clients we serve, the solutions we offer, and how we manage, review, analyze and measure our operations. Further, in the first quarter of 2014, we reclassified our shipping solutions operations from the Small & Medium Business Solutions segment group to the Digital Commerce Solutions segment. Prior year financial results have been recast to reflect those businesses sold as discontinued operations and our segment reporting has been recast to conform to our current segment presentation. The cash flows from discontinued operations are not separately stated or reclassified in the accompanying unaudited Condensed Consolidated Statements of Cash Flows.
These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2013 (the 2013 Annual Report).
During the third quarter of 2013, we determined that certain revenue previously reported as rentals revenue included a service component and should have been classified as support services revenue. Accordingly, the unaudited Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2013 have been revised to reflect the correct classification, resulting in a decrease in rentals revenue and corresponding increase in support services revenue of $5 million and $10 million, respectively. Also during the third quarter of 2013, we determined that certain research and development costs should have been classified as cost of software. Accordingly, the unaudited Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2013 have been revised to reflect the correct classification, resulting in a decrease in research and development expenses and a corresponding increase in cost of software of $4 million and $8 million, respectively. These revisions did not impact previously reported total revenue, total costs and expenses, net income or earnings per share amounts and the effect of these revisions was not material to any of our previously issued financial statements.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The new standard requires companies to recognize revenue for the transfer of goods and services to customers in amounts that reflect the consideration the company expects to receive in exchange for those goods and services. The new standard will also result in enhanced disclosures about revenue. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and can be adopted either retrospectively or as a cumulative-effect adjustment. Early adoption is prohibited. We are assessing the impact the adoption of this standard will have on our consolidated financial statements and disclosures.
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. The standard is effective on January 1, 2015, but

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

early adoption is permitted for disposals or classifications of assets held for sale that have not been reported in financial statements previously issued or available for issuance. We elected to adopt this standard effective April 1, 2014. The adoption of this standard did not have a significant impact on our unaudited Condensed Consolidated Financial Statements.
2. Segment Information
In 2013, as a result of the sale of certain businesses, we realigned our segment reporting to reflect the clients we serve, the solutions we offer, and how we manage, review, analyze and measure our operations. Further, in the first quarter of 2014, we reclassified our shipping solutions operations from the Small & Medium Business Solutions segment group to the Digital Commerce Solutions segment. Prior year segment reporting has been recast to conform to our current segment presentation. The principal products and services of each of our reportable segments are as follows:

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

Digital Commerce Solutions:
Digital Commerce Solutions: Includes the worldwide revenue and related expenses from (i) the sale and support services of non-equipment-based mailing, customer engagement, geocoding and location intelligence software; (ii) shipping and cross-border ecommerce solutions; (iii) direct marketing services for targeted clients; and (iv) digital mail delivery service offering.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Revenue and EBIT by business segment is presented below.

	Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
North America Mailing	$371,194	$392,197	$752,221	$781,033
International Mailing	153,260	150,357	306,528	303,333
Small & Medium Business Solutions	524,454	542,554	1,058,749	1,084,366
Production Mail	111,756	134,422	216,972	243,875
Presort Services	111,281	106,961	227,772	217,861
Enterprise Business Solutions	223,037	241,383	444,744	461,736
Digital Commerce Solutions	210,959	166,725	392,454	313,923
Total revenue	$958,450	$950,662	$1,895,947	$1,860,025

	EBIT
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
North America Mailing	$156,781	$157,518	$317,119	$305,976
International Mailing	26,449	20,075	51,268	37,465
Small & Medium Business Solutions	183,230	177,593	368,387	343,441
Production Mail	10,558	15,787	18,295	23,619
Presort Services	22,412	21,246	46,308	44,734
Enterprise Business Solutions	32,970	37,033	64,603	68,353
Digital Commerce Solutions	17,929	15,363	27,460	15,084
Total EBIT	234,129	229,989	460,450	426,878
Reconciling items:
Interest, net (1)	(41,895)	(48,996)	(85,612)	(97,006)
Unallocated corporate expenses	(45,458)	(53,129)	(102,062)	(95,022)
Restructuring charges	(8,299)	(19,031)	(18,140)	(19,031)
Other expense	—	—	(61,657)	(25,121)
Income from continuing operations before income taxes	$138,477	$108,833	$192,979	$190,698
(1) Includes financing interest expense and other interest expense, net.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

3. Finance Assets
Finance Receivables
Finance receivables are comprised of sales-type lease receivables and unsecured revolving loan receivables. Sales-type lease receivables are generally due in monthly, quarterly or semi-annual installments over periods ranging from three to five years. Loan receivables arise primarily from financing services offered to our customers for postage and related supplies. Loan receivables are generally due each month; however, customers may rollover outstanding balances. Interest is recognized on loan receivables using the effective interest method and related annual fees are initially deferred and recognized ratably over the annual period covered. Customer acquisition costs are expensed as incurred.
Finance receivables at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,320,426	$444,861	$1,765,287
Unguaranteed residual values	110,195	21,512	131,707
Unearned income	(278,782)	(100,561)	(379,343)
Allowance for credit losses	(13,143)	(7,604)	(20,747)
Net investment in sales-type lease receivables	1,138,696	358,208	1,496,904
Loan receivables
Loan receivables	383,532	56,050	439,582
Allowance for credit losses	(10,775)	(2,149)	(12,924)
Net investment in loan receivables	372,757	53,901	426,658
Net investment in finance receivables	$1,511,453	$412,109	$1,923,562

	December 31, 2013
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,456,420	$456,759	$1,913,179
Unguaranteed residual values	121,339	21,553	142,892
Unearned income	(299,396)	(101,311)	(400,707)
Allowance for credit losses	(14,165)	(9,703)	(23,868)
Net investment in sales-type lease receivables	1,264,198	367,298	1,631,496
Loan receivables
Loan receivables	397,815	49,054	446,869
Allowance for credit losses	(11,165)	(1,916)	(13,081)
Net investment in loan receivables	386,650	47,138	433,788
Net investment in finance receivables	$1,650,848	$414,436	$2,065,284
Finance receivables with a net investment value of $62 million were included in the sale of DIS.
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

Activity in the allowance for credit losses for the six months ended June 30, 2014 and 2013 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2014	$14,165	$9,703	$11,165	$1,916	$36,949
Amounts charged to expense	2,360	(350)	4,742	1,034	7,786
Accounts written off	(3,382)	(1,749)	(5,132)	(801)	(11,064)
Balance at June 30, 2014	$13,143	$7,604	$10,775	$2,149	$33,671

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2013	$16,979	$8,662	$12,322	$2,131	$40,094
Amounts charged to expense	3,022	784	4,625	524	8,955
Accounts written off	(4,397)	(2,268)	(5,388)	(895)	(12,948)
Balance at June 30, 2013	$15,604	$7,178	$11,559	$1,760	$36,101

Aging of Receivables
The aging of gross finance receivables at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
< 31 days	$1,248,259	$412,514	$365,972	$53,933	$2,080,678
> 30 days and < 61 days	29,229	9,627	10,132	1,176	50,164
> 60 days and < 91 days	20,140	6,542	2,919	485	30,086
> 90 days and < 121 days	6,540	4,578	1,887	224	13,229
> 120 days	16,258	11,600	2,622	232	30,712
Total	$1,320,426	$444,861	$383,532	$56,050	$2,204,869
Past due amounts > 90 days
Still accruing interest	$6,540	$4,578	$—	$—	$11,118
Not accruing interest	16,258	11,600	4,509	456	32,823
Total	$22,798	$16,178	$4,509	$456	$43,941

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
The table below shows the North America portfolio at June 30, 2014 and December 31, 2013 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	June 30, 2014	December 31, 2013
Sales-type lease receivables
Low	$988,555	$1,081,853
Medium	225,106	244,379
High	47,293	51,851
Not Scored	59,472	78,337
Total	$1,320,426	$1,456,420
Loan receivables
Low	$263,924	$279,607
Medium	93,594	95,524
High	10,968	11,511
Not Scored	15,046	11,173
Total	$383,532	$397,815
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
Leveraged Leases
Our investment in leveraged lease assets at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Rental receivables	$53,051	$61,721
Unguaranteed residual values	13,181	13,235
Principal and interest on non-recourse loans	(29,023)	(35,449)
Unearned income	(3,778)	(5,097)
Investment in leveraged leases	33,431	34,410
Less: deferred taxes related to leveraged leases	(13,245)	(15,078)
Net investment in leveraged leases	$20,186	$19,332
4. Inventories
Inventories consisted of the following:

	June 30, 2014	December 31, 2013
Raw materials and work in process	$35,723	$33,920
Supplies and service parts	45,045	48,165
Finished products	35,218	38,515
Inventory at FIFO cost	115,986	120,600
Excess of FIFO cost over LIFO cost	(14,734)	(17,020)
Total inventory, net	$101,252	$103,580

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

5. Discontinued Operations and Assets Held For Sale
Discontinued Operations
Discontinued operations includes the worldwide Management Services business (PBMS), International Mailing Services business (IMS) and Nordic furniture business, which were sold during 2013 and DIS, which was sold in April 2014. The following tables show selected financial information included in discontinued operations:

	Three Months Ended June 30, 2014
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$—	$—	$—	$3,567	$3,567

Income from operations before taxes	$580	$—	$—	$1,018	$1,598
Gain on sale	—	831	—	25,198	26,029
Income before taxes	580	831	—	26,216	27,627
Tax provision	217	321	—	20,372	20,910
Income from discontinued operations	$363	$510	$—	$5,844	$6,717

	Three Months Ended June 30, 2013
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$219,471	$2,964	$13,082	$19,755	$255,272

(Loss) income from operations before taxes	$(117,636)	$(378)	$(597)	$4,418	$(114,193)
Loss on sale	—	(2,263)	—	—	(2,263)
(Loss) income before taxes	(117,636)	(2,641)	(597)	4,418	(116,456)
Tax (benefit) provision	(28,153)	(55)	(167)	1,173	(27,202)
(Loss) income from discontinued operations	$(89,483)	$(2,586)	$(430)	$3,245	$(89,254)

	Six Months Ended June 30, 2014
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$—	$—	$—	$19,858	$19,858

Income from operations before taxes	$334	$308	$345	$3,429	$4,416
Gain on sale	130	1,994	—	25,198	27,322
Income before taxes	464	2,302	345	28,627	31,738
Tax provision	196	850	97	21,077	22,220
Income from discontinued operations	$268	$1,452	$248	$7,550	$9,518

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	Six Months Ended June 30, 2013
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$444,727	$23,032	$25,771	$39,405	$532,935

(Loss) income before taxes	$(101,582)	$(1,978)	$(478)	$8,089	$(95,949)
Loss on sale	—	(3,913)	—	—	(3,913)
(Loss) income before taxes	(101,582)	(5,891)	(478)	8,089	(99,862)
Tax (benefit) provision	(19,407)	(1,244)	(134)	2,147	(18,638)
(Loss) income from discontinued operations	$(82,175)	$(4,647)	$(344)	$5,942	$(81,224)

The loss before income taxes for the three and six months ended June 30, 2013 for PBMS include goodwill impairment charges of $100 million and asset impairment charges of $15 million. The inputs used to determine the fair value of the long-lived assets and goodwill were classified as Level 3 in the fair value hierarchy.
Assets Held for Sale
Assets held for sale at June 30, 2014 and December 31, 2013 primarily represents the carrying value of our corporate headquarters building and surrounding land, which we expect to sell by the end of the year.

6. Intangible Assets and Goodwill
Intangible Assets
Intangible assets consisted of the following:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$351,291	$(261,254)	$90,037	$354,373	$(251,388)	$102,985
Supplier relationships	29,000	(26,463)	2,537	29,000	(25,013)	3,987
Software & technology	167,691	(158,411)	9,280	167,009	(155,009)	12,000
Trademarks & trade names	34,447	(33,566)	881	35,366	(33,985)	1,381
Non-compete agreements	7,483	(7,458)	25	7,407	(7,373)	34
Total intangible assets	$589,912	$(487,152)	$102,760	$593,155	$(472,768)	$120,387

Amortization expense for intangible assets was $6 million and $9 million for the three months ended June 30, 2014 and 2013, respectively and $12 million and $18 million for the six months ended June 30, 2014 and 2013, respectively.

The future amortization expense for intangible assets as of June 30, 2014 was as follows:

Remaining for year ending December 31, 2014	$16,961
Year ending December 31, 2015	30,237
Year ending December 31, 2016	22,941
Year ending December 31, 2017	11,450
Year ending December 31, 2018	8,555
Thereafter	12,616
Total	$102,760

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.
Goodwill
As a result of the reclassification of our shipping solutions operations from the Small & Medium Business Solutions segment group to the Digital Commerce Solutions segment, we reallocated goodwill on a relative fair value basis and performed the required goodwill impairment test during the first quarter of 2014. Based on the results of the impairment tests, we determined that the estimated fair values of the affected reporting units exceeded the carrying values.

The changes in the carrying value of goodwill for the six months ended June 30, 2014 were as follows:

	Gross value before accumulated impairment (1)	Accumulated impairment	December 31, 2013	Other (2)	June 30, 2014
North America Mailing	$326,665	$—	$326,665	$(966)	$325,699
International Mailing	182,261	—	182,261	(301)	181,960
Small & Medium Business Solutions	508,926	—	508,926	(1,267)	507,659
Production Mail	118,060	—	118,060	382	118,442
Presort Services	195,140	—	195,140	—	195,140
Enterprise Business Solutions	313,200	—	313,200	382	313,582
Digital Commerce Solutions	903,392	—	903,392	3,752	907,144
Discontinued operations	9,353	—	9,353	(9,353)	—
Balance at June 30, 2014	$1,734,871	$—	$1,734,871	$(6,486)	$1,728,385

(1)	Includes the reallocation of certain goodwill from the Small & Medium Business Solutions segment group to the Digital Commerce Solutions segment and discontinued operations.

(2)	Primarily represents the impact of foreign currency translation and the sale of DIS.

7. Fair Value Measurements and Derivative Instruments
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2014 and December 31, 2013. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy.

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$299,474	$201,606	$—	$501,080
Equity securities	—	27,587	—	27,587
Commingled fixed income securities	—	25,268	—	25,268
Debt securities - U.S. and foreign governments, agencies and municipalities	109,850	19,141	—	128,991
Debt securities - corporate	—	60,555	—	60,555
Mortgage-backed / asset-backed securities	—	148,339	—	148,339
Derivatives
Foreign exchange contracts	—	932	—	932
Total assets	$409,324	$483,428	$—	$892,752
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(3,509)	$—	$(3,509)
Total liabilities	$—	$(3,509)	$—	$(3,509)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$403,706	$224,440	$—	$628,146
Equity securities	—	26,536	—	26,536
Commingled fixed income securities	—	24,695	—	24,695
Debt securities - U.S. and foreign governments, agencies and municipalities	122,783	17,653	—	140,436
Debt securities - corporate	—	38,264	—	38,264
Mortgage-backed / asset-backed securities	—	164,598	—	164,598
Derivatives
Foreign exchange contracts	—	1,358	—	1,358
Total assets	$526,489	$497,544	$—	$1,024,033
Liabilities:
Investment securities
Mortgage-backed securities	$—	$(4,445)	$—	$(4,445)
Derivatives
Foreign exchange contracts	—	(3,009)	—	(3,009)
Total liabilities	$—	$(7,454)	$—	$(7,454)

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
Available-for-sale securities at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Debt securities - U.S. and foreign governments, agencies and municipalities	$102,854	$1,986	$(878)	$103,962
Debt securities - corporate	58,914	1,771	(130)	60,555
Mortgage-backed / asset-backed securities	147,290	2,363	(1,314)	148,339
Total	$309,058	$6,120	$(2,322)	$312,856

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Debt securities - U.S. and foreign governments, agencies and municipalities	$121,803	$999	$(3,372)	$119,430
Debt securities - corporate	37,901	935	(572)	38,264
Mortgage-backed / asset-backed securities	165,664	1,570	(2,636)	164,598
Total	$325,368	$3,504	$(6,580)	$322,292

Scheduled maturities of available-for-sale securities at June 30, 2014 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$23,296	$23,356
After 1 year through 5 years	47,382	48,261
After 5 years through 10 years	85,913	87,204
After 10 years	152,467	154,035
Total	$309,058	$312,856
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The fair value of derivative instruments at June 30, 2014 and December 31, 2013 was as follows:

Designation of Derivatives	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$603	$546
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(303)	(526)
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	329	812
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(3,206)	(2,483)

	Total derivative assets	$932	$1,358
	Total derivative liabilities	(3,509)	(3,009)
	Total net derivative liabilities	$(2,577)	$(1,651)
The valuation of foreign exchange derivatives is based on the market approach using observable market inputs, such as forward rates.

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in earnings. There were no interest rate swaps in effect during 2014. The following represents the results of fair value hedging relationships for the three and six months ended June 30, 2013:

		Derivative Gain (Loss) Recognized in Earnings		Hedged Item Expense Recognized in Earnings
Derivative Instrument	Location of Gain (Loss)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Interest rate swaps	Interest expense	$774	$2,768	$(2,742)	$(8,227)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At June 30, 2014 and December 31, 2013, we had outstanding contracts associated with these anticipated transactions with a notional amount of $26 million. All outstanding contracts at June 30, 2014 mature within 12 months.
The amounts included in AOCI at June 30, 2014 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The following represents the results of cash flow hedging relationships for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2014	2013		2014	2013
Foreign exchange contracts	$17	$170	Revenue	$(346)	$(371)
			Cost of sales	153	286
				$(193)	$(85)

	Six Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2014	2013		2014	2013
Foreign exchange contracts	$(52)	$800	Revenue	$(580)	$(753)
			Cost of sales	352	412
				$(228)	$(341)
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at June 30, 2014 mature by the end of the year.
The following represents the results of our non-designated derivative instruments for the three and six months ended June 30, 2014 and 2013:

		Derivative Gain (Loss) Recognized in Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Instrument	Location of Derivative Gain (Loss)	2014	2013	2014	2013
Foreign exchange contracts	Selling, general and administrative expense	$(2,622)	$(1,644)	$(3,304)	$(5,995)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At June 30, 2014, we were not required to post any collateral. The maximum amount of collateral that we would have been required to post at June 30, 2014, had the credit-risk-related contingent features been triggered, was $3 million.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments. The fair value of our debt is estimated based on recently executed transactions and market price quotations. These inputs are classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
Carrying value	$3,239,722	$3,346,295
Fair value	$3,475,702	$3,539,022

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

8. Restructuring Charges
Activity in our restructuring reserves for the six months ended June 30, 2014 was as follows:

	Severance and benefits costs	Pension and Retiree Medical	Other exit costs	Total
Balance at January 1, 2014	$58,558	$—	$8,014	$66,572
Expenses, net	11,760	3,372	3,008	18,140
Cash payments	(26,071)	(3,372)	(4,087)	(33,530)
Balance at June 30, 2014	$44,247	$—	$6,935	$51,182
The majority of the remaining restructuring reserves are expected to be paid over the next 12-24 months. Due to certain international labor laws and long-term lease agreements, some payments will extend beyond 24 months. We expect to fund these payments from cash flows from operations.
9. Debt
Debt consisted of the following:

		June 30, 2014	December 31, 2013
Term loans		$130,000	$230,000
5.0%	notes due 2015	274,879	274,879
4.75%	notes due 2016	370,914	370,914
5.75%	notes due 2017	385,109	500,000
5.60%	notes due 2018	250,000	250,000
4.75%	notes due 2018	350,000	350,000
6.25%	notes due 2019	300,000	300,000
5.25%	notes due 2022	110,000	110,000
4.625%	notes due 2024	500,000	—
5.25%	notes due 2037	115,041	500,000
6.70%	notes due 2043	425,000	425,000
Other		28,779	35,502
Total long-term debt		3,239,722	3,346,295
Current portion		274,879	—
Long-term debt		$2,964,843	$3,346,295
During the first quarter of 2014, we completed a cash tender offer (the Tender Offer) for a portion of the 5.75% Notes due 2017 and the 5.25% Notes due 2037 (the Subject Notes). Holders who validly tendered their notes received the principal amount of the notes tendered, all accrued and unpaid interest and a premium amount. An aggregate $500 million of the Subject Notes were tendered. We incurred expenses of $62 million, consisting of the call premium, the write-off of unamortized costs and bank transaction fees. These expenses are included in other expense in the unaudited Condensed Consolidated Statements of Income (Loss).
During the first quarter of 2014, we issued $500 million of 4.625% fixed rate 10-year notes. Interest is payable on March 15 and September 15 of each year, commencing September 15, 2014. The notes mature in March 2024, but may be redeemed, at any time, in whole or in part, at our option. If the notes are redeemed prior to December 15, 2023, the redemption price will be equal to the sum of 100% of the principal amount, accrued and unpaid interest and a make-whole payment. Net proceeds from the issuance of the notes were $493 million. The net proceeds were used to fund the Tender Offer.
During the second quarter of 2014, we repaid $100 million of the outstanding term loans.
Other consists of the unamortized net proceeds received from the unwinding of interest rate swaps, debt discounts and premiums and the mark-to-market adjustment of interest rate swaps, if applicable.
There were no commercial paper borrowings through June 30, 2014.

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

11. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary, has 300,000 shares, or $300 million, of outstanding perpetual voting preferred stock (the Preferred Stock) held by certain institutional investors. The holders of the Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the company. The Preferred Stock is entitled to cumulative dividends at a rate of 6.125% through 2016 after which it becomes callable and, if it remains outstanding, will yield a dividend that increases by 50% every six months thereafter. No dividends were in arrears at June 30, 2014 or December 31, 2013. There was no change in the carrying value of noncontrolling interests during the period ended June 30, 2014 or the year ended December 31, 2013.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

12. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2014 and 2013 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2014	$4	$591	$323,338	$196,977	$4,715,564	$(574,556)	$(4,456,742)	$205,176
Net income	—	—	—	—	138,938	—	—	138,938
Other comprehensive income	—	—	—	—	—	15,205	—	15,205
Cash dividends
Common	—	—	—	—	(75,974)	—	—	(75,974)
Preference	—	—	—	—	(22)	—	—	(22)
Issuances of common stock	—	—	—	(24,212)	—	—	22,189	(2,023)
Conversions to common stock	(3)	(28)	—	(656)	—	—	687	—
Stock-based compensation expense	—	—	—	7,976	—	—	—	7,976
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(7,520)	—	—	—	(7,520)
Balance at June 30, 2014	$1	$563	$323,338	$172,565	$4,778,506	$(559,351)	$(4,433,866)	$281,756

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2013	$4	$648	$323,338	$223,847	$4,744,802	$(681,213)	$(4,500,795)	$110,631
Retained earnings adjustment (see Note 15)	—	—	—	—	16,773	—	—	16,773
Adjusted balance at January 1, 2013	4	648	323,338	223,847	4,761,575	(681,213)	(4,500,795)	127,404
Net income	—	—	—	—	58,273	—	—	58,273
Other comprehensive loss	—	—	—	—	—	(42,310)	—	(42,310)
Cash dividends
Common	—	—	—	—	(113,083)	—	—	(113,083)
Preference	—	—	—	—	(23)	—	—	(23)
Issuances of common stock	—	—	—	(31,532)	—	—	33,144	1,612
Conversions to common stock	—	(35)	—	(618)	—	—	653	—
Stock-based compensation expense	—	—	—	7,241	—	—	—	7,241
Balance at June 30, 2013	$4	$613	$323,338	$198,938	$4,706,742	$(723,523)	$(4,466,998)	$39,114

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

13. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2014 and 2013 were as follows:

	Amount Reclassified from AOCI (a)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Losses on cash flow hedges
Revenue	$(346)	$(371)	$(580)	$(753)
Cost of sales	153	286	352	412
Interest expense	(507)	(507)	(1,014)	(1,014)
Total before tax	(700)	(592)	(1,242)	(1,355)
Tax benefit	269	231	479	528
Net of tax	$(431)	$(361)	$(763)	$(827)

Unrealized (losses) gains on available for sale securities
Interest income	$(505)	$10	$(852)	$(2,602)
Tax benefit	186	(3)	314	963
Net of tax	$(319)	$7	$(538)	$(1,639)

Pension and Postretirement Benefit Plans (b)
Transition credit	$3	$2	$5	$4
Prior service costs	(27)	(163)	(54)	(361)
Actuarial losses	(9,869)	(14,156)	(19,627)	(31,902)
Total before tax	(9,893)	(14,317)	(19,676)	(32,259)
Tax benefit	3,613	4,926	7,254	11,266
Net of tax	$(6,280)	$(9,391)	$(12,422)	$(20,993)
(a)     Amounts in parentheses indicate debits (reductions) to income.

(b)	These items are included in the computation of net periodic costs of defined benefit pension plans and nonpension postretirement benefit plans (see Note 14 for additional details).

Changes in accumulated other comprehensive loss for the six months ended June 30, 2014 and 2013 were as follows:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available for sale securities	Defined benefit pension plans and nonpension postretirement benefit plans	Foreign currency items	Total
Balance at January 1, 2014	$(6,380)	$(1,769)	$(601,421)	$35,014	$(574,556)
Other comprehensive income (loss) before reclassifications (a)	27	3,657	—	(2,202)	1,482
Amounts reclassified from accumulated other comprehensive income (a), (b)	763	538	12,422	—	13,723
Net current period other comprehensive income (loss)	790	4,195	12,422	(2,202)	15,205
Balance at June 30, 2014	$(5,590)	$2,426	$(588,999)	$32,812	$(559,351)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available for sale securities	Defined benefit pension plans and nonpension postretirement benefit plans	Foreign currency items	Total
Balance at January 1, 2013	$(7,777)	$4,513	$(759,199)	$81,250	$(681,213)
Other comprehensive income (loss) before reclassifications (a)	73	(6,084)	—	(62,317)	(68,328)
Amounts reclassified from accumulated other comprehensive income (a), (b)	827	1,639	20,993	2,559	26,018
Net current period other comprehensive income (loss)	900	(4,445)	20,993	(59,758)	(42,310)
Balance at June 30, 2013	$(6,877)	$68	$(738,206)	$21,492	$(723,523)
(a)     Amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b)     See table above for additional details of these reclassifications.

14. Pensions and Other Benefit Programs
Defined Benefit Pension Plans
The components of net periodic benefit cost for defined benefit pension plans were as follows:

	Three Months Ended June 30,
	United States		Foreign
	2014	2013	2014	2013
Service cost	$2,023	$3,494	$913	$2,139
Interest cost	19,416	18,534	7,276	11,627
Expected return on plan assets	(25,956)	(27,041)	(9,980)	(13,886)
Amortization of transition credit	—	—	(3)	(2)
Amortization of prior service cost (credit)	2	94	(15)	28
Amortization of net actuarial loss	6,264	7,507	2,103	4,290
Settlement	—	1,416	—	—
Special termination benefits	—	548	—	—
Net periodic benefit cost	$1,749	$4,552	$294	$4,196

	Six Months Ended June 30,
	United States		Foreign
	2014	2013	2014	2013
Service cost	$4,438	$7,293	$1,821	$4,312
Interest cost	38,832	36,905	14,445	23,376
Expected return on plan assets	(51,912)	(54,127)	(19,805)	(27,921)
Amortization of transition credit	—	—	(5)	(4)
Amortization of prior service cost (credit)	4	223	(30)	56
Amortization of net actuarial loss	12,424	18,544	4,179	8,638
Settlement	—	1,416	—	—
Special termination benefits	—	548	—	—
Curtailment	—	814	—	—
Net periodic benefit cost	$3,786	$11,616	$605	$8,457
Through June 30, 2014, we contributed $14 million to both our U.S. and foreign pension plans and through June 30, 2013, we contributed $7 million to both our U.S. and foreign pension plans.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Nonpension Postretirement Benefit Plans
The components of net periodic benefit cost for nonpension postretirement benefit plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$697	$1,014	$1,425	$2,031
Interest cost	2,480	2,510	4,942	5,024
Amortization of prior service cost	40	41	80	82
Amortization of net actuarial loss	1,502	2,359	3,024	4,720
Net periodic benefit cost	$4,719	$5,924	$9,471	$11,857
Contributions for benefit payments for nonpension postretirement benefit plans were $12 million and $16 million for the six months ended June 30, 2014 and 2013, respectively.

15. Income Taxes
The effective tax rate for the three months ended June 30, 2014 and 2013 was 33.5% and 22.3%, respectively, and the effective tax rate for the six months ended June 30, 2014 and 2013 was 28.2% and 22.0%, respectively. The effective tax rate for the six months ended June 30, 2014 includes a benefit of $6 million from the resolution of tax examinations and an incremental tax benefit associated with the early extinguishment of debt. The effective tax rate for the three and six months ended June 30, 2013 includes tax benefits of $7 million related to one-time tax planning initiatives and $4 million from the adjustment of non-U.S. tax accounts. The effective tax rate for the six months ended June 30, 2013 also includes a benefit of $4 million from the retroactive effect of 2013 U.S. tax legislation.
During 2014, we determined that certain pre-2009 tax deductions associated with software development expenditures had not been deducted on our tax returns, the expenditures could be claimed on our current year return and our deferred tax liability was overstated. We assessed the materiality of this item on previously issued financial statements and concluded that it was not material to any annual or interim period. However, due to the impact of this error on the current year consolidated financial statements, the accompanying unaudited Condensed Consolidated Balance Sheet has been revised for the earliest period presented to increase opening retained earnings by $17 million (see Note 12) and decrease our tax liabilities.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

16. Earnings per Share
The calculations of basic and diluted earnings per share are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Amounts attributable to common stockholders:
Net income from continuing operations	$87,548	$80,021	$129,420	$139,497
Income (loss) from discontinued operations	6,717	(89,254)	9,518	(81,224)
Net income (loss) - Pitney Bowes Inc. (numerator for diluted EPS)	94,265	(9,233)	138,938	58,273
Less: Preference stock dividend	(11)	(13)	(22)	(23)
Income (loss) attributable to common stockholders (numerator for basic EPS)	$94,254	$(9,246)	$138,916	$58,250
Denominator (in thousands):
Weighted-average shares used in basic EPS	202,662	201,567	202,480	201,342
Effect of dilutive shares:
Preferred stock	1	2	1	2
Preference stock	344	387	348	390
Stock plans	1,463	847	1,272	646
Weighted-average shares used in diluted EPS	204,470	202,803	204,101	202,380
Basic earnings per share:
Continuing operations	$0.43	$0.40	$0.64	$0.69
Discontinued operations	0.03	(0.44)	0.05	(0.40)
Net income (loss)	$0.47	$(0.05)	$0.69	$0.29
Diluted earnings per share:
Continuing operations	$0.43	$0.39	$0.63	$0.69
Discontinued operations	0.03	(0.44)	0.05	(0.40)
Net income (loss)	$0.46	$(0.05)	$0.68	$0.29

Anti-dilutive shares not used in calculating diluted weighted-average shares (in thousands):	6,062	12,673	7,943	12,881

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
Overview
Second Quarter 2014 Results
For the second quarter of 2014, revenue increased 1% to $958 million compared to $951 million in the second quarter of 2013. Business services revenue increased 28% due to continued growth from our cross-border parcel delivery solutions and software revenue increased 9% due to growth in licensing revenue. Supplies revenue increased 7% primarily due to higher sales in the mailing business driven by favorable pricing and moderating declines in meter populations and in Production Mail due to the growing base of installed production print equipment. Offsetting these increases was a 15% decrease in equipment sales, driven primarily by strong prior year sales of large inserting and production print equipment, and a decline in mailing equipment sales in North America due to the initial transition of certain accounts during the early part of the quarter as we accelerated the implementation of our go-to-market channel shift strategy. Rentals revenue decreased 5% primarily due to lower installed meters in North America and financing revenue decreased 5% primarily due to a declining finance receivable portfolio.

Income from continuing operations increased to $92 million in the second quarter of 2014 compared to $85 million in the second quarter of 2013 primarily due to the increase in revenue and lower selling, general and administrative expenses, restructuring charges and interest, partially offset by a higher effective tax rate due to the favorable resolution of outstanding tax issues in the prior year. Earnings per diluted share from continuing operations were $0.43 for the second quarter of 2014 and $0.39 for the second quarter of 2013.

On April 15, 2014, Pitney Bowes of Canada Ltd. (PB Canada) completed the sale of its Document Imaging Solutions (DIS) business, which consisted of hardware (copiers and printers), document management software solutions and the related lease portfolio to Konica Minolta Business Solutions (Canada) Ltd. (Konica Minolta) and a business equipment leasing services provider in two separate transactions. The operating results for DIS, originally reported in the North America Mailing segment, have been classified as discontinued operations for all periods presented. PB Canada and Konica Minolta also entered into a strategic alliance whereby Konica Minolta will represent PB Canada’s mailing business in certain territories in Canada.

Outlook
We continue to focus on three critical areas: stabilizing the mailing business, achieving operational excellence and driving growth in our Digital Commerce Solutions segment.
Within the Small & Medium Business Solutions group, we expect revenue and profit growth to continue to be challenged by the decline in physical mail volumes. However, we anticipate revenue and profit trends will show continued improvement in 2014, due in part to the implementation of the "go-to-market" strategy in North America and Europe. Our go-to-market strategy provides our clients broader access to products, services and solutions through direct sales, distributors and inside sales channels, including web-based and phone sales. In addition, certain postal agencies have implemented discounts for postage meter users, which has enhanced the value proposition of meter usage and helped further stabilize recurring stream revenues. Within our international mailing markets, our meter population continues to decline at a slower rate than the overall market, resulting in continued improvement in recurring revenue trends.
Within the Enterprise Business Solutions group, we expect demand for our production mail inserter and sortation equipment and high-speed production print equipment to continue. Within our Presort Services segment, we expect increasing revenue due to workshare improvements and new sales opportunities.
In our Digital Commerce Solutions segment, we anticipate growth to be driven by continued demand for our ecommerce cross-border parcel management solutions, and our location intelligence and customer engagement software solutions.
During the first quarter of 2014, we began work on the initial phases of a new global ERP system. The implementation of the ERP system will occur in stages and is anticipated to be a multi-year process. We will make a significant investment and incur incremental expenses over the course of the implementation of this system. In 2014, we anticipate these expenses could approximate $0.10 per diluted share. Through June 30, 2014, we have incurred incremental expenses of $9 million, or $0.03 per diluted share. The ERP system is expected to provide operating cost savings through the elimination of redundant systems and strategic efficiencies through the use of a standardized, integrated system.
Our growth initiatives continue to focus on leveraging our expertise in physical communications with our expanding capabilities in digital and hybrid communications and developing products, software, services and solutions that help our clients grow their businesses by more effectively communicating with their customers.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Revenue
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% change	2014	2013	% change
Equipment sales	$191,518	$225,224	(15)%	$380,574	$421,991	(10)%
Supplies	76,284	71,275	7%	155,801	144,493	8%
Software	109,065	100,482	9%	200,620	187,494	7%
Rentals	122,443	129,404	(5)%	246,022	258,518	(5)%
Financing	107,644	112,820	(5)%	217,694	226,707	(4)%
Support services	158,190	160,303	(1)%	316,442	322,892	(2)%
Business services	193,306	151,154	28%	378,794	297,930	27%
Total revenue	$958,450	$950,662	1%	$1,895,947	$1,860,025	2%

	Cost of Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
			Percentage of Revenue				Percentage of Revenue
	2014	2013	2014	2013	2014	2013	2014	2013
Cost of equipment sales	$88,818	$112,079	46.4%	49.8%	$171,352	$206,622	45.0%	49.0%
Cost of supplies	23,505	22,246	30.8%	31.2%	47,659	45,092	30.6%	31.2%
Cost of software	33,484	25,604	30.7%	25.5%	63,648	50,395	31.7%	26.9%
Cost of rentals	25,193	25,114	20.6%	19.4%	50,637	51,512	20.6%	19.9%
Financing interest expense	20,413	18,951	19.0%	16.8%	40,066	37,970	18.4%	16.7%
Cost of support services	96,722	99,337	61.1%	62.0%	195,703	201,866	61.8%	62.5%
Cost of business services	135,024	108,168	69.8%	71.6%	263,960	210,523	69.7%	70.7%
Total cost of revenue	$423,159	$411,499	44.2%	43.3%	$833,025	$803,980	43.9%	43.2%

Equipment sales
Equipment sales revenue decreased 15% in the quarter to $192 million and 10% in the year-to-date period to $381 million, compared to the same periods in 2013. These decreases were primarily driven by strong sales in 2013 of large inserting and production print equipment. Revenue from these transactions was $24 million in the prior year quarter and $28 million in the prior year-to-date period. The remaining decrease was due to lower mailing equipment sales in North America due to the initial transition of certain accounts in the early part of the quarter as we accelerated the implementation of our go-to-market channel shift strategy. Cost of equipment sales as a percentage of revenue for the quarter and year-to-date period decreased to 46.4% and 45.0%, respectively, compared to the prior year periods, primarily due to the decline in sales of production printers, which have a lower margin relative to other products.

Supplies
Supplies revenue increased 7% in the quarter to $76 million and 8% in the year-to-date period to $156 million, compared to the same periods in 2013. These increases were primarily due to targeted outreach to customers, favorable pricing, the growing base of installed production print equipment and the stabilization of meter population trends in our international markets. Cost of supplies as a percentage of revenue for the quarter and year-to-date periods decreased to 30.8% and 30.6%, respectively, compared to the prior year periods, primarily due to improved margins on supplies sales from favorable pricing and expense reductions resulting from the go-to-market strategy.

Software
Software revenue increased 9% in the quarter to $109 million and 7% in the year-to-date period to $201 million, compared to the same periods in 2013, primarily due to higher licensing revenue in North America and Asia-Pacific. Cost of software as a percentage of revenue for the quarter and year-to-date periods increased to 30.7% and 31.7%, respectively, compared to the prior year periods, primarily due to investments in the specialization of the software sales channel and higher production costs.

Rentals
Rentals revenue decreased 5% in the quarter to $122 million and 5% in the year-to-date period to $246 million, compared to the same periods in 2013, primarily due to a decline in the number of installed meters in North America. Cost of rentals as a percentage of revenue for the quarter and year-to-date periods increased over the prior year periods primarily due to a higher proportion of fixed costs as a percentage of revenue.
Financing
Financing revenue decreased 5% in the quarter to $108 million and 4% in the year-to-date period to $218 million, compared to the same periods in 2013, primarily due to a declining finance receivable portfolio. Financing interest expense as a percentage of revenue for the quarter and year-to-date periods increased to 19.0% and 18.4%, respectively, compared to the prior year periods, due to higher effective interest rates. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenue, we assume a 10:1 leveraging ratio of debt to equity and apply our overall effective interest rate to the average outstanding finance receivables.
Support Services
Support services revenue decreased 1% in the quarter to $158 million and 2% in the year-to-date period to $316 million, compared to the same periods in 2013, primarily due to a decline in equipment maintenance revenue in North America resulting from fewer mailing machines in service. Cost of support services as a percentage of revenue for the quarter and year-to-date periods decreased to 61.1% and 61.8%, respectively, compared to the prior year periods primarily due to continued focus on expense reductions and productivity initiatives.
Business Services
Business services revenue increased 28% in the quarter to $193 million and 27% in the year-to-date period to $379 million, compared to the same periods in 2013. These increases were driven by revenue growth from our cross-border parcel delivery solutions, higher revenue in our Presort Services operations due to improved qualification for postal rate discounts and higher revenue from our direct marketing services due to new business development. Cost of business services as a percentage of revenue for the quarter and year-to-date periods decreased to 69.8% and 69.7%, respectively, compared to the prior year periods. The margin improvement is primarily due to the higher revenue from our cross-border parcel delivery solutions and improved operating leverage, which offset fixed costs and continued investments in ecommerce technology.

Selling, general and administrative (SG&A)
SG&A expense decreased 4% in the quarter to $338 million and 2% in the year-to-date period to $690 million, compared to the same periods in 2013. As a percentage of revenue, SG&A expense declined to 35.3% and 36.4% for the quarter and year-to-date periods, respectively, compared to 37.2% and 37.9%, for the prior year quarter and year-to-date periods, respectively. The decline in overall SG&A expense was driven primarily by lower employee-related costs of $16 million and $18 million in the quarter and year-to-date periods, respectively, as a result of our focus on operational excellence and the benefits of productivity initiatives, and lower depreciation and amortization expense of $5 million and $9 million in the quarter and year-to-date periods, respectively. These declines were partially offset by expenses of $4 million and $9 million in the quarter and year-to-date periods, respectively, related to the new ERP implementation.

Restructuring charges
In 2013, we initiated actions designed to enhance our responsiveness to changing market conditions, further streamline our business operations, reduce our cost structure and create long-term flexibility to invest in growth. We anticipate that these primarily cash related actions will result in restructuring charges in the range of $75 to $125 million, which will be recognized as specific initiatives are approved and implemented, and annualized pre-tax benefits of $100 to $125 million, net of investments. We expect to reach this benefit run rate by 2015. Through June 30, 2014, aggregate restructuring charges of $91 million have been recorded under this initiative.

Restructuring charges, net, for the three and six months ended June 30, 2014 were $8 million and $18 million, respectively, compared to $19 million for both the three and six months ended June 30, 2013. Also, see Note 8 to the unaudited Condensed Consolidated Financial Statements.

Other expense
Other expense of $62 million and $25 million for the six months ended June 30, 2014 and 2013, respectively, consists of the costs associated with the early redemption of debt. See Liquidity and Capital Resources - Financings and Capitalization for a detailed discussion.

Income taxes
See Note 15 to the unaudited Condensed Consolidated Financial Statements.

Discontinued operations
Discontinued operations includes the worldwide Management Services business (PBMS), International Mailing Services business (IMS) and Nordic furniture business, which were sold during 2013 and DIS, which was sold in April 2014. The operations of DIS exclude certain corporate and indirect business expenses, primarily service, sales and infrastructure support expenses, which were historically allocated to this business. The costs previously allocated to DIS and excluded from discontinued operations were $3 million for the six months ended June 30, 2014, and $4 million and $8 million for the three and six months ended June 30, 2013, respectively. In addition, in computing interest expense related to DIS, we assumed a 10:1 leverage ratio of debt to equity and applied the overall effective interest rate to the DIS average outstanding finance receivables. Also see Note 5 to the unaudited Condensed Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests
See Note 11 to the unaudited Condensed Consolidated Financial Statements.

Goodwill impairment
See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Business segment results
During 2013, we sold certain businesses and realigned our segment reporting to reflect the clients we serve, the solutions we offer, and how we manage, review, analyze and measure our operations. Further, in the first quarter of 2014, we reclassified our shipping solutions operations from the Small & Medium Business Solutions segment group to the Digital Commerce Solutions segment and classified the DIS business, originally included in the North America Mailing segment, as discontinued operations. The prior year segment results in the tables below have been recast to exclude those businesses sold and to conform to our current segment presentation. The principal products and services of each of our reportable segments are as follows:
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

Digital Commerce Solutions:
Digital Commerce Solutions: Includes the worldwide revenue and related expenses from (i) the sale and support services of non-equipment-based mailing, customer engagement, geocoding and location intelligence software; (ii) shipping and cross-border ecommerce solutions; (iii) direct marketing services for targeted clients; and (iv) digital mail delivery service offering.

We determine segment earnings before interest and taxes (EBIT) by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and other items, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides an analysis of our operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. See Note 2 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes.
Revenue and EBIT for reportable segments is presented below.

	Revenue
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% change	2014	2013	% change
North America Mailing	$371,194	$392,197	(5)%	$752,221	$781,033	(4)%
International Mailing	153,260	150,357	2%	306,528	303,333	1%
Small & Medium Business Solutions	524,454	542,554	(3)%	1,058,749	1,084,366	(2)%
Production Mail	111,756	134,422	(17)%	216,972	243,875	(11)%
Presort Services	111,281	106,961	4%	227,772	217,861	5%
Enterprise Business Solutions	223,037	241,383	(8)%	444,744	461,736	(4)%
Digital Commerce Solutions	210,959	166,725	27%	392,454	313,923	25%
Total	$958,450	$950,662	1%	$1,895,947	$1,860,025	2%

	EBIT
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% change	2014	2013	% change
North America Mailing	$156,781	$157,518	—%	$317,119	$305,976	4%
International Mailing	26,449	20,075	32%	51,268	37,465	37%
Small & Medium Business Solutions	183,230	177,593	3%	368,387	343,441	7%
Production Mail	10,558	15,787	(33)%	18,295	23,619	(23)%
Presort Services	22,412	21,246	5%	46,308	44,734	4%
Enterprise Business Solutions	32,970	37,033	(11)%	64,603	68,353	(5)%
Digital Commerce Solutions	17,929	15,363	17%	27,460	15,084	82%
Total	$234,129	$229,989	2%	$460,450	$426,878	8%
Small & Medium Business Solutions
Small & Medium Business Solutions revenue decreased 3% in the quarter to $524 million and 2% in the year-to-date period to $1,059 million, compared to the same periods in 2013. However, segment EBIT increased 3% in the quarter to $183 million and 7% in the year-to-date period to $368 million, compared to the same periods in 2013. Foreign currency translation had a less than 1% impact on revenue and EBIT for the quarter and year-to-date periods.
North America Mailing
Revenue for the North America Mailing segment decreased 5% in the quarter to $371 million and 4% in the year-to-date period to $752 million, compared to the prior year periods. Equipment sales decreased 9% in the quarter and 5% in the year-to-date period due to the initial transition of certain accounts in the early part of the quarter as we accelerated the implementation of our go-to-market channel shift strategy. Recurring revenues, comprised of supplies, rentals and financing revenue, declined 4% in the quarter and 3% in the year-to-date period, compared to the prior year periods. Within recurring revenues, rentals revenue declined 6% for the quarter and 5% for the year-to-date period, due to the continuing decline in the number of installed meters in service and financing revenue declined 6% for the quarter and 5% for the year-to-date period, due to a declining finance receivable portfolio. These declines were partially offset by an increase in supply sales of 7% in the quarter and 8% in the year-to-date period, due to sales efficiencies and favorable pricing.

EBIT for the quarter was relatively unchanged from the prior year quarter at $157 million, and increased 4% in the year-to-date period to $317 million, compared to the prior year period. EBIT margin for the quarter and year-to-date period improved to 42.2% compared to 40.2% in the prior year quarter and 39.2% in the prior year-to-date period primarily due to the benefits of our go-to-market strategy and ongoing cost reduction and cost control initiatives.

International Mailing
Revenue for the International Mailing segment increased 2% in the quarter to $153 million and 1% in the year-to-date period to $307 million, compared to the prior year periods. However, foreign currency translation had a 4% and 2% positive impact on revenue in the quarter and year-to-date period, respectively. Excluding the impacts of foreign currency translation, equipment sales declined 3% in the quarter and 2% in the year-to-date period primarily due to declines in France caused by slowing demand and increased competition. Rental revenue for the quarter and year-to-date periods, excluding the impacts of foreign currency translation, declined 5% and 6%, respectively, primarily due to lower rentals in France, also due to slowing demand and increased competition. EBIT increased 32% in the quarter to $26 million and 37% in the year-to-date period to $51 million, compared to the prior year periods, primarily due to ongoing cost reduction and cost control initiatives. Foreign currency translation had a 6% and 5% positive impact on EBIT for the quarter and year-to-date period, respectively.

Enterprise Business Solutions
Enterprise Business Solutions revenue decreased 8% in the quarter to $223 million and 4% in the year-to-date period to $445 million, compared to the prior year periods, and EBIT decreased 11% in the quarter to $33 million and 5% in the year-to-date period to $65 million, compared to the prior year periods. Foreign currency translation had a less than 1% impact on revenue and EBIT for the quarter and year-to-date periods.
Production Mail
Revenue for the Production Mail segment decreased 17% in the quarter to $112 million and 11% in the year-to-date period to $217 million, compared to the prior year periods, primarily due to a decline in equipment sales driven by strong sales in 2013 of large inserting and production print equipment. Revenue from these transactions was $24 million in the prior year quarter and $28 million in the prior year-to-date period. Slightly offsetting this decrease was higher supplies sales due to the growing base of installed production printers. EBIT decreased 33% in the quarter to $11 million and 23% in the year-to-date period to $18 million, compared to the prior year periods, primarily due to the decline in revenue.
Presort Services
Revenue for the Presort Services segment increased 4% in the quarter to $111 million and 5% in the year-to-date period to $228 million, compared to the prior year periods, primarily due to improved qualification for postal rate discounts. EBIT increased 5% in the quarter to $22 million and 4% in the year-to-date period to $46 million, compared to the prior year periods primarily due to the increase in revenue and improved operational productivity. EBIT for the year-to-date period includes costs associated with the consolidation of two processing facilities.

Digital Commerce Solutions
Digital Commerce Solutions
Revenue for the Digital Commerce Solutions segment increased 27% in the quarter to $211 million and 25% in the year-to-date period to $392 million, compared to the prior year periods, primarily due to higher revenue from our ecommerce cross-border parcel delivery solution due to increased demand, higher software licensing revenue, primarily due to the specialization of the software sales channel, and higher revenue from our direct marketing services due to new business development. EBIT increased 17% in the quarter to $18 million and 82% in the year-to-date period to $27 million, compared to the prior year periods, primarily due to the increase in revenue and improved operating leverage which offset fixed costs and continued investments in ecommerce technology.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity under our commercial paper program are currently sufficient to support our cash needs, including discretionary uses such as capital investments, dividends and share repurchases. Cash and cash equivalents and short-term investments were $1,030 million at June 30, 2014 and $939 million at December 31, 2013.

Cash Flow Summary
Net cash provided by operating activities was $280 million for the six months ended June 30, 2014 compared to $279 million for the six months ended June 30, 2013. Cash flow from operations through June 30, 2014 benefited from lower tax payments and improvements in working capital partially offset by higher cash payments related to debt extinguishment and restructuring. The improvement in working capital was driven by the timing of payments for accounts payables and accrued liabilities partially offset by changes in inventory and collections of finance receivables. During 2013, we implemented several cash management initiatives to improve working capital and cash flows from operations, including improving supply chain management. As a result, inventory purchases were significantly lower in the prior year as we strived to reduce our inventory levels. Collections of finance receivables were lower during the six months ended June 30, 2014 than in the prior year mainly due to the declining finance receivable portfolio and timing of collections.
Net cash provided by investing activities was $12 million for the six months ended June 30, 2014 compared to a cash outflow of $86 million for the six months ended June 30, 2013. Cash flow from investing activities in 2014 included proceeds of $101 million primarily from the sale of the DIS business. Net purchases, sales and maturities of investments for the six months ended June 30, 2014 resulted in an outflow of $15 million compared to an inflow of $15 million for the six months ended June 30, 2013. The variability in these cash flows was due to the timing of investments and lower withdrawals from customer reserve accounts relative to last year.
Net cash used in financing activities was $196 million for the six months ended June 30, 2014 compared to $487 million for the six months ended June 30, 2013. During 2014, we received cash proceeds of $493 million from the issuance of debt and repaid $600 million of existing debt. During 2013, we received cash proceeds of $412 million from the issuance of debt and repaid $780 million of existing debt. Cash flow from financing activities in 2014 was higher due to lower dividend payments. Dividend payments were $76 million ($0.375 per share) through June 30, 2014 compared to $113 million ($0.5625 per share) for the same period in the prior year. See Financings and Capitalization section below for further details.

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
During 2014, we completed a cash tender offer (the 2014 Tender Offer) for a portion of the 5.75% Notes due 2017 and the 5.25% Notes due 2037 (the Subject Notes). Holders who validly tendered their notes received the principal amount, all accrued and unpaid interest and a premium amount. An aggregate $500 million of the Subject Notes were tendered. We incurred expenses of $62 million, consisting of the call premium, the write-off of unamortized costs and bank transaction fees. These expenses were recognized as other expense in the unaudited Condensed Consolidated Statements of Income (Loss).
During 2014, we also issued $500 million of 4.625% fixed rate 10-year notes. Interest is payable on March 15 and September 15 of each year, commencing September 15, 2014. The notes mature in March 2024, but may be redeemed, at any time, in whole or in part, at our option. If the notes are redeemed prior to December 15, 2023, the redemption price will be equal to the sum of 100% of the principal amount, accrued and unpaid interest and a make-whole payment. Net proceeds from the issuance of the notes were $493 million. The net proceeds were used to fund the 2014 Tender Offer.
During the second quarter of 2014, we repaid $100 million of the outstanding Term Loans.
Through June 2013, we redeemed $780 million of debt consisting of $405 million of debt redeemed under a cash tender offer (the 2013 Tender Offer) and $375 million of 3.875% notes that matured. Under the 2013 Tender Offer, a portion of the 4.875% Notes due 2014, 5.0% Notes due 2015, and 4.75% Notes due 2016 were redeemed. Holders who validly tendered their notes received the principal amount, all accrued and unpaid interest and a premium amount. We incurred expenses of $25 million in connection with the 2013 Tender Offer, consisting primarily of the premium payment. These expenses were recognized as other expense in the unaudited Condensed Consolidated Statements of Income (Loss). We also received $5 million from the unwind of certain interest rate swaps.

Through June 2013, we issued $425 million of 30-year notes with a fixed-rate of 6.7%. The notes mature in 2043, but may be redeemed, at our option, in whole or in part, at any time on or after March 7, 2018 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. The net proceeds of $412 million were used to fund the 2013 Tender Offer.
Through June 30, 2014, we spent a total of $15 million on the implementation of a new global ERP system. Total cash outlays for the remainder of the year for this system are expected to be $45 to $65 million.
Cash and cash equivalents held by our foreign subsidiaries were $593 million at June 30, 2014 and $392 million at December 31, 2013. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.
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
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. As of June 30, 2014, we have remaining authorization to repurchase up to $50 million of our common stock. There were no share repurchases during the quarter ended June 30, 2014.

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

PITNEY BOWES INC.

Date:	August 7, 2014

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