Form 10-Q
period 2014-09-30
PITNEY BOWES INC /DE/
filed 2014-11-07
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number: 1-3579
PITNEY BOWES INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0495050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Summer Street, Stamford, Connecticut	06926
(Address of principal executive offices)	(Zip Code)

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

As of October 29, 2014, 200,989,991 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Equipment sales	$177,458	$197,044	$558,032	$619,035
Supplies	72,548	68,692	228,349	213,185
Software	112,271	98,164	312,891	285,658
Rentals	119,047	125,918	365,069	384,436
Financing	107,835	111,032	325,529	337,739
Support services	154,321	159,508	470,763	482,400
Business services	198,164	160,131	576,958	458,061
Total revenue	941,644	920,489	2,837,591	2,780,514
Costs and expenses:
Cost of equipment sales	90,984	88,945	262,336	295,567
Cost of supplies	22,470	21,444	70,129	66,536
Cost of software	29,775	29,698	93,423	80,093
Cost of rentals	23,636	24,434	74,273	75,946
Financing interest expense	19,667	19,468	59,733	57,438
Cost of support services	92,500	98,425	288,203	300,291
Cost of business services	142,512	112,447	406,472	322,970
Selling, general and administrative	341,738	352,299	1,031,497	1,057,876
Research and development	26,060	24,769	80,901	81,351
Restructuring charges and asset impairments	4,526	34,909	22,666	53,940
Interest expense, net	22,158	26,051	67,704	85,087
Other (income) expense	(15,919)	—	45,738	25,121
Total costs and expenses	800,107	832,889	2,503,075	2,502,216
Income from continuing operations before income taxes	141,537	87,600	334,516	278,298
Provision for income taxes	25,310	10,032	79,681	52,045
Income from continuing operations	116,227	77,568	254,835	226,253
Income (loss) from discontinued operations, net of tax	20,655	(78,501)	30,173	(159,725)
Net income (loss)	136,882	(933)	285,008	66,528
Less: Preferred stock dividends attributable to noncontrolling interests	4,593	4,594	13,781	13,782
Net income (loss) attributable to Pitney Bowes Inc.	$132,289	$(5,527)	$271,227	$52,746
Amounts attributable to common stockholders:
Net income from continuing operations	$111,634	$72,974	$241,054	$212,471
Income (loss) from discontinued operations, net of tax	20,655	(78,501)	30,173	(159,725)
Net income (loss) attributable to Pitney Bowes Inc.	$132,289	$(5,527)	$271,227	$52,746
Basic earnings per share attributable to common stockholders:
Continuing operations	$0.55	$0.36	$1.19	$1.05
Discontinued operations	0.10	(0.39)	0.15	(0.79)
Net income (loss) attributable to Pitney Bowes Inc.	$0.65	$(0.03)	$1.34	$0.26
Diluted earnings per share attributable to common stockholders:
Continuing operations	$0.55	$0.36	$1.18	$1.05
Discontinued operations	0.10	(0.39)	0.15	(0.79)
Net income (loss) attributable to Pitney Bowes Inc.	$0.65	$(0.03)	$1.33	$0.26
Dividends declared per share of common stock	$0.1875	$0.1875	$0.5625	$0.75

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$136,882	$(933)	$285,008	$66,528
Less: Preferred stock dividends attributable to noncontrolling interests	4,593	4,594	13,781	13,782
Net income (loss) attributable to Pitney Bowes Inc.	132,289	(5,527)	271,227	52,746
Other comprehensive (loss) income, net of tax:
Net unrealized gain on cash flow hedges, net of tax of $420, $41, $925 and $615, respectively	658	62	1,448	962
Net unrealized (loss) gain on investment securities, net of tax of $(546), $(142), $1,908 and $(2,984), respectively	(933)	(222)	3,262	(4,667)
Amortization of pension and postretirement costs, net of tax of $3,355, $4,347, $10,609 and $15,613, respectively	6,694	7,950	19,116	28,943
Foreign currency translations	(61,809)	19,140	(64,011)	(40,618)
Other comprehensive (loss) income	(55,390)	26,930	(40,185)	(15,380)
Comprehensive income attributable to Pitney Bowes Inc.	$76,899	$21,403	$231,042	$37,366

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$923,676	$907,806
Short-term investments	35,348	31,128
Accounts receivable (net of allowance of $13,651 and $13,149, respectively)	399,051	469,800
Finance receivables (net of allowance of $21,914 and $24,340, respectively)	1,018,242	1,102,921
Inventories	94,879	103,580
Current income taxes	29,815	28,934
Other current assets and prepayments	135,973	147,067
Assets held for sale	55,118	46,976
Total current assets	2,692,102	2,838,212
Property, plant and equipment, net	266,520	245,171
Rental property and equipment, net	206,394	226,146
Finance receivables (net of allowance of $9,323 and $12,609, respectively)	830,589	962,363
Investment in leveraged leases	32,465	34,410
Goodwill	1,694,987	1,734,871
Intangible assets, net	91,797	120,387
Non-current income taxes	65,092	73,751
Other assets	544,091	537,397
Total assets	$6,424,037	$6,772,708
LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,428,690	$1,644,582
Current income taxes	153,809	157,340
Current portion of long-term debt	274,879	—
Advance billings	399,016	425,833
Total current liabilities	2,256,394	2,227,755
Deferred taxes on income	57,830	39,701
Tax uncertainties and other income tax liabilities	148,119	190,645
Long-term debt	2,962,997	3,346,295
Other non-current liabilities	423,981	466,766
Total liabilities	5,849,321	6,271,162
Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	1	4
Cumulative preference stock, no par value, $2.12 convertible	559	591
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	174,783	196,977
Retained earnings	4,872,875	4,715,564
Accumulated other comprehensive loss	(614,741)	(574,556)
Treasury stock, at cost (122,349,213 and 121,255,390 shares, respectively)	(4,478,469)	(4,456,742)
Total stockholders’ equity	278,346	205,176
Total liabilities, noncontrolling interests and stockholders’ equity	$6,424,037	$6,772,708

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$285,008	$66,528
Restructuring payments	(42,151)	(41,353)
Tax payments related to other investments	(53,738)	—
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on disposal of businesses	(29,104)	35,315
Proceeds from settlement of derivative instruments	—	4,838
Depreciation and amortization	143,360	167,377
Stock-based compensation	12,658	12,061
Restructuring charges and asset impairments	21,572	55,771
Goodwill impairment	—	101,415
Changes in operating assets and liabilities:
Decrease in accounts receivable	68,140	111,549
Decrease in finance receivables	107,027	128,812
Decrease in inventories	854	36,967
Increase in other current assets and prepayments	(30,914)	(13,588)
Decrease in accounts payable and accrued liabilities	(120,329)	(192,373)
Increase in current and non-current income taxes	24,218	11,861
Decrease in advance billings	(15,793)	(23,179)
Other, net	26,624	31,559
Net cash provided by operating activities	397,432	493,560
Cash flows from investing activities:
Purchases of available-for-sale securities	(218,157)	(262,794)
Proceeds from sales/maturities of available-for-sale securities	175,057	258,104
Capital expenditures	(121,270)	(103,392)
Net proceeds from the sale of businesses	101,179	2,627
Change in reserve account deposits	(15,919)	(16,962)
Other investing activities	(2,539)	5,243
Net cash used in investing activities	(81,649)	(117,174)
Cash flows from financing activities:
Proceeds from the issuance of debt, net of fees and discounts of $7,475 and $13,387, respectively	492,525	411,613
Principal payments of long-term debt	(599,850)	(779,637)
Proceeds from the issuance of common stock under employee stock-based compensation plans	5,869	6,499
Purchase of subsidiary shares from noncontrolling interest	(7,718)	—
Stock repurchases	(50,003)	—
Dividends paid to stockholders	(113,963)	(150,955)
Dividends paid to noncontrolling interests	(9,188)	(9,188)
Net cash used in financing activities	(282,328)	(521,668)
Effect of exchange rate changes on cash and cash equivalents	(17,585)	(8,358)
Increase (decrease) in cash and cash equivalents	15,870	(153,640)
Cash and cash equivalents at beginning of period	907,806	913,276
Cash and cash equivalents at end of period	$923,676	$759,636
Cash interest paid	$161,628	$162,938
Cash income tax payments, net of refunds	$116,682	$110,396

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
In April 2014, Pitney Bowes of Canada Ltd. (PB Canada), a wholly owned subsidiary, completed the sale of its Document Imaging Solutions (DIS) business, which consisted of hardware (copiers and printers) and document management software solutions to Konica Minolta Business Solutions (Canada) Ltd. (Konica Minolta) and the related lease portfolio to a business equipment leasing services provider in two separate transactions. The operating results for DIS, originally included as part of the North America Mailing segment, have been classified as discontinued operations for all periods presented. The cash flows from discontinued operations are not separately stated or reclassified in the accompanying unaudited Condensed Consolidated Statements of Cash Flows.
These statements should be read in conjunction with the financial statements and notes thereto included in our Current Report on Form 8-K filed on September 15, 2014.
New Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard requires management to evaluate the entity's ability to continue as a going concern for 12 months following the issuance of the financial statements and provide related footnote disclosures. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We do not believe this standard will have a significant impact on our consolidated financial statements or disclosures.
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
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. The standard is effective on January 1, 2015, but early adoption is permitted for disposals or classifications of assets held for sale that have not been reported in financial statements previously issued or available for issuance. We elected to adopt this standard effective April 1, 2014. The adoption of this standard did not have a significant impact on our unaudited Condensed Consolidated Financial Statements.

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

Small & Medium Business Solutions:
North America Mailing: Includes the revenue and related expenses from the sale, rental, financing and servicing of mailing equipment and supplies for small and medium sized businesses to efficiently create mail and evidence postage in the U.S. and Canada.
International Mailing: Includes the revenue and related expenses from the sale, rental, financing and servicing of mailing equipment and supplies for small and medium sized businesses to efficiently create mail and evidence postage in areas outside North America.

Enterprise Business Solutions:
Production Mail: Includes the worldwide revenue and related expenses from the sale of production mail inserting and sortation equipment, high-speed production print systems, supplies and related support services to large enterprise clients to process inbound and outbound mail.
Presort Services: Includes revenue and related expenses from presort mail services for our large enterprise clients to qualify large mail volumes for postal worksharing discounts.

Digital Commerce Solutions:
Digital Commerce Solutions: Includes the worldwide revenue and related expenses from (i) the sale of non-equipment-based mailing, customer engagement, geocoding and location intelligence software and related support services; (ii) shipping and cross-border ecommerce solutions; and (iii) direct marketing services for targeted clients.
We determine segment earnings before interest and taxes (EBIT) by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and other items, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides an analysis of our operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and should be read in conjunction with our consolidated results of operations.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Revenue and EBIT by business segment is presented below.

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
North America Mailing	$363,285	$381,685	$1,115,507	$1,162,718
International Mailing	132,291	141,332	438,819	444,665
Small & Medium Business Solutions	495,576	523,017	1,554,326	1,607,383
Production Mail	113,497	116,477	330,469	360,352
Presort Services	111,434	105,093	339,205	322,954
Enterprise Business Solutions	224,931	221,570	669,674	683,306
Digital Commerce Solutions	221,137	175,902	613,591	489,825
Total revenue	$941,644	$920,489	$2,837,591	$2,780,514

	EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
North America Mailing	$159,638	$158,692	$476,757	$464,668
International Mailing	16,079	15,627	67,347	53,092
Small & Medium Business Solutions	175,717	174,319	544,104	517,760
Production Mail	9,570	10,620	27,865	34,239
Presort Services	21,927	20,398	68,235	65,132
Enterprise Business Solutions	31,497	31,018	96,100	99,371
Digital Commerce Solutions	24,534	12,885	51,994	27,969
Total EBIT	231,748	218,222	692,198	645,100
Reconciling items:
Interest, net	(41,825)	(45,519)	(127,437)	(142,525)
Unallocated corporate expenses	(59,779)	(50,194)	(161,841)	(145,216)
Restructuring charges and asset impairments	(4,526)	(34,909)	(22,666)	(53,940)
Other income (expense)	15,919	—	(45,738)	(25,121)
Income from continuing operations before income taxes	$141,537	$87,600	$334,516	$278,298

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
Finance receivables at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,291,312	$385,037	$1,676,349
Unguaranteed residual values	106,940	19,324	126,264
Unearned income	(272,035)	(87,954)	(359,989)
Allowance for credit losses	(12,906)	(5,486)	(18,392)
Net investment in sales-type lease receivables	1,113,311	310,921	1,424,232
Loan receivables
Loan receivables	385,919	51,525	437,444
Allowance for credit losses	(10,944)	(1,901)	(12,845)
Net investment in loan receivables	374,975	49,624	424,599
Net investment in finance receivables	$1,488,286	$360,545	$1,848,831

	December 31, 2013
	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,456,420	$456,759	$1,913,179
Unguaranteed residual values	121,339	21,553	142,892
Unearned income	(299,396)	(101,311)	(400,707)
Allowance for credit losses	(14,165)	(9,703)	(23,868)
Net investment in sales-type lease receivables	1,264,198	367,298	1,631,496
Loan receivables
Loan receivables	397,815	49,054	446,869
Allowance for credit losses	(11,165)	(1,916)	(13,081)
Net investment in loan receivables	386,650	47,138	433,788
Net investment in finance receivables	$1,650,848	$414,436	$2,065,284
Finance receivables with a net investment of $62 million were included in the sale of DIS in April 2014.
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

Activity in the allowance for credit losses for the nine months ended September 30, 2014 and 2013 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2014	$14,165	$9,703	$11,165	$1,916	$36,949
Amounts charged to expense	3,232	35	7,759	1,366	12,392
Write-offs and other	(4,491)	(4,252)	(7,980)	(1,381)	(18,104)
Balance at September 30, 2014	$12,906	$5,486	$10,944	$1,901	$31,237

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2013	$16,979	$8,662	$12,322	$2,131	$40,094
Amounts charged to expense	4,617	2,031	7,265	793	14,706
Write-offs and other	(6,270)	(2,870)	(8,089)	(1,075)	(18,304)
Balance at September 30, 2013	$15,326	$7,823	$11,498	$1,849	$36,496

Aging of Receivables
The aging of gross finance receivables at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 30 days	$1,226,023	$362,131	$369,148	$49,688	$2,006,990
31 - 60 days	25,851	6,045	9,079	1,077	42,052
61 - 90 days	16,857	4,866	3,410	425	25,558
> 90 days	22,581	11,995	4,282	335	39,193
Total	$1,291,312	$385,037	$385,919	$51,525	$2,113,793
Past due amounts > 90 days
Still accruing interest	$5,541	$3,501	$—	$—	$9,042
Not accruing interest	17,040	8,494	4,282	335	30,151
Total	$22,581	$11,995	$4,282	$335	$39,193

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	December 31, 2013
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 30 days	$1,383,253	$425,923	$379,502	$42,573	$2,231,251
31 - 60 days	32,102	11,760	10,464	4,391	58,717
61 - 90 days	20,830	5,724	3,330	1,363	31,247
> 90 days	20,235	13,352	4,519	727	38,833
Total	$1,456,420	$456,759	$397,815	$49,054	$2,360,048
Past due amounts > 90 days
Still accruing interest	$6,413	$3,979	$—	$—	$10,392
Not accruing interest	13,822	9,373	4,519	727	28,441
Total	$20,235	$13,352	$4,519	$727	$38,833
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
The table below shows the North America portfolio at September 30, 2014 and December 31, 2013 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	September 30, 2014	December 31, 2013
Sales-type lease receivables
Low	$976,711	$1,081,853
Medium	212,695	244,379
High	45,206	51,851
Not Scored	56,700	78,337
Total	$1,291,312	$1,456,420
Loan receivables
Low	$267,394	$279,607
Medium	92,497	95,524
High	11,565	11,511
Not Scored	14,463	11,173
Total	$385,919	$397,815

Leveraged Leases
Our investment in leveraged lease assets at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Rental receivables	$50,544	$61,721
Unguaranteed residual values	12,561	13,235
Principal and interest on non-recourse loans	(27,658)	(35,449)
Unearned income	(2,982)	(5,097)
Investment in leveraged leases	32,465	34,410
Less: deferred taxes related to leveraged leases	(12,621)	(15,078)
Net investment in leveraged leases	$19,844	$19,332

4. Inventories
Inventories consisted of the following:

	September 30, 2014	December 31, 2013
Raw materials and work in process	$41,338	$33,920
Supplies and service parts	37,472	48,165
Finished products	31,037	38,515
Inventory at FIFO cost	109,847	120,600
Excess of FIFO cost over LIFO cost	(14,968)	(17,020)
Total inventory, net	$94,879	$103,580

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

5. Discontinued Operations and Assets Held For Sale
Discontinued Operations
Discontinued operations includes the worldwide Management Services business (PBMS), International Mailing Services business (IMS) and Nordic furniture business, which were sold during 2013 and DIS, which was sold in April 2014. The following tables show selected financial information for discontinued operations:

	Three Months Ended September 30, 2014
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$—	$—	$—	$—	$—

Loss from operations before taxes	$(858)	$—	$—	$(297)	$(1,155)
Gain (loss) on sale	2,971	—	—	(19)	2,952
Income (loss) before taxes	2,113	—	—	(316)	1,797
Tax (benefit) provision	(5,149)	—	—	85	(5,064)
Net income (loss)	$7,262	$—	$—	$(401)	$6,861
Capital Services, net of tax					13,794
Income from discontinued operations					$20,655

	Three Months Ended September 30, 2013
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$194,511	$4	$12,014	$18,297	$224,826

(Loss) income from operations before taxes	$(14,438)	$(1,072)	$(4,381)	$5,041	$(14,850)
Gain on sale	13,269	1,196	4,465	—	18,930
(Loss) income before taxes	(1,169)	124	84	5,041	4,080
Tax provision (benefit)	81,084	168	(9)	1,338	82,581
(Loss) income from discontinued operations	$(82,253)	$(44)	$93	$3,703	$(78,501)

	Nine Months Ended September 30, 2014
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$—	$—	$—	$19,858	$19,858

(Loss) income from operations before taxes	$(524)	$308	$345	$3,132	$3,261
Gain on sale	3,101	1,994	—	25,179	30,274
Income before taxes	2,577	2,302	345	28,311	33,535
Tax (benefit) provision	(4,953)	851	97	21,161	17,156
Net income	$7,530	$1,451	$248	$7,150	$16,379
Capital Services, net of tax					13,794
Income from discontinued operations					$30,173

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	Nine Months Ended September 30, 2013
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$639,237	$23,036	$37,785	$57,702	$757,760

(Loss) income before taxes	$(116,018)	$(3,050)	$(4,859)	$13,129	$(110,798)
Gain (loss) on sale	13,269	(2,717)	4,465	—	15,017
(Loss) income before taxes	(102,749)	(5,767)	(394)	13,129	(95,781)
Tax provision (benefit)	61,679	(1,076)	(144)	3,485	63,944
(Loss) income from discontinued operations	$(164,428)	$(4,691)	$(250)	$9,644	$(159,725)

During the quarter, we recognized tax benefits of $14 million related to tax planning initiatives associated with our Capital Services business sold in 2006.
The loss before income taxes for the nine months ended September 30, 2013 for PBMS includes goodwill impairment charges of $100 million and asset impairment charges of $15 million. The inputs used to determine the fair value of the long-lived assets and goodwill were classified as Level 3 in the fair value hierarchy.
Assets Held for Sale
Assets held for sale at September 30, 2014 and December 31, 2013 include the carrying value of our corporate headquarters building and surrounding land, which we expect to sell by the end of the year. Assets held for sale at September 30, 2014 also includes the value of a lease portfolio.

6. Intangible Assets and Goodwill
Intangible Assets
Intangible assets consisted of the following:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$342,136	$(260,478)	$81,658	$354,373	$(251,388)	$102,985
Supplier relationships	29,000	(27,188)	1,812	29,000	(25,013)	3,987
Software & technology	164,557	(156,920)	7,637	167,009	(155,009)	12,000
Trademarks & trade names	33,523	(32,839)	684	35,366	(33,985)	1,381
Non-compete agreements	7,216	(7,210)	6	7,407	(7,373)	34
Total intangible assets	$576,432	$(484,635)	$91,797	$593,155	$(472,768)	$120,387

Amortization expense for intangible assets was $9 million and $8 million for the three months ended September 30, 2014 and 2013, respectively, and $26 million for each of the nine months ended September 30, 2014 and 2013.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Future amortization expense for intangible assets as of September 30, 2014 was as follows:

Remaining for year ending December 31, 2014	$8,219
Year ending December 31, 2015	29,357
Year ending December 31, 2016	22,278
Year ending December 31, 2017	11,134
Year ending December 31, 2018	8,494
Thereafter	12,315
Total	$91,797
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

The changes in the carrying value of goodwill for the nine months ended September 30, 2014 were as follows:

	Gross value before accumulated impairment (1)	Accumulated impairment	December 31, 2013	Other (2)	September 30, 2014
North America Mailing	$326,665	$—	$326,665	$(11,737)	$314,928
International Mailing	182,261	—	182,261	(11,136)	171,125
Small & Medium Business Solutions	508,926	—	508,926	(22,873)	486,053
Production Mail	118,060	—	118,060	(4,430)	113,630
Presort Services	195,140	—	195,140	—	195,140
Enterprise Business Solutions	313,200	—	313,200	(4,430)	308,770
Digital Commerce Solutions	903,392	—	903,392	(3,228)	900,164
Discontinued operations	9,353	—	9,353	(9,353)	—
Balance at September 30, 2014	$1,734,871	$—	$1,734,871	$(39,884)	$1,694,987

(1)	Includes the reallocation of certain goodwill from the Small & Medium Business Solutions segment group to the Digital Commerce Solutions segment and discontinued operations.

(2)	Primarily represents the impact of foreign currency translation and the sale of DIS.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2014 and December 31, 2013. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy.

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$238,103	$220,814	$—	$458,917
Equity securities	—	26,419	—	26,419
Commingled fixed income securities	—	23,853	—	23,853
Debt securities - U.S. and foreign governments, agencies and municipalities	112,511	21,781	—	134,292
Debt securities - corporate	—	65,813	—	65,813
Mortgage-backed / asset-backed securities	—	150,974	—	150,974
Derivatives
Foreign exchange contracts	—	3,090	—	3,090
Total assets	$350,614	$512,744	$—	$863,358
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(377)	$—	$(377)
Total liabilities	$—	$(377)	$—	$(377)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$403,706	$224,440	$—	$628,146
Equity securities	—	26,536	—	26,536
Commingled fixed income securities	—	24,695	—	24,695
Debt securities - U.S. and foreign governments, agencies and municipalities	122,783	17,653	—	140,436
Debt securities - corporate	—	38,264	—	38,264
Mortgage-backed / asset-backed securities	—	164,598	—	164,598
Derivatives
Foreign exchange contracts	—	1,358	—	1,358
Total assets	$526,489	$497,544	$—	$1,024,033
Liabilities:
Investment securities
Mortgage-backed securities	$—	$(4,445)	$—	$(4,445)
Derivatives
Foreign exchange contracts	—	(3,009)	—	(3,009)
Total liabilities	$—	$(7,454)	$—	$(7,454)

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Available-for-sale securities at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Debt securities - U.S. and foreign governments, agencies and municipalities	$133,573	$1,813	$(1,094)	$134,292
Debt securities - corporate	64,761	1,354	(302)	65,813
Mortgage-backed / asset-backed securities	150,363	1,942	(1,331)	150,974
Total	$348,697	$5,109	$(2,727)	$351,079

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Debt securities - U.S. and foreign governments, agencies and municipalities	$121,803	$999	$(3,372)	$119,430
Debt securities - corporate	37,901	935	(572)	38,264
Mortgage-backed / asset-backed securities	165,664	1,570	(2,636)	164,598
Total	$325,368	$3,504	$(6,580)	$322,292

Investment securities that were in a loss position for 12 or more continuous months at September 30, 2014 had aggregate unrealized holding losses of $2 million and an estimated fair value of $48 million. Investment securities that were in a loss position for less than 12 continuous months at September 30, 2014 had aggregate unrealized holding losses of $1 million and an estimated fair value of $85 million.

Investment securities that were in a loss position for 12 or more continuous months at December 31, 2013 had aggregate unrealized holding losses of $1 million and an estimated fair value of $19 million. Investment securities that were in a loss position for less than 12 continuous months at December 31, 2013 had aggregate unrealized holding losses of $6 million and an estimated fair value of $182 million.

We have not recognized an other-than-temporary impairment on any of the investment securities in an unrealized loss position because we do not intend to sell these securities, it is more likely than not that we will not be required to sell these securities before recovery of the unrealized losses and we expect to receive the contractual principal and interest on these investment securities.

Scheduled maturities of available-for-sale securities at September 30, 2014 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$41,708	$41,807
After 1 year through 5 years	72,219	72,921
After 5 years through 10 years	78,486	78,919
After 10 years	156,284	157,432
Total	$348,697	$351,079
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
The fair value of derivative instruments at September 30, 2014 and December 31, 2013 was as follows:

Designation of Derivatives	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	$871	$546
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	—	(526)
Derivatives not designated as hedging instruments	Other current assets and prepayments:
	Foreign exchange contracts	2,219	812
	Accounts payable and accrued liabilities:
	Foreign exchange contracts	(377)	(2,483)

	Total derivative assets	$3,090	$1,358
	Total derivative liabilities	(377)	(3,009)
	Total net derivative liabilities	$2,713	$(1,651)

Interest Rate Swaps
Derivatives designated as fair value hedges include interest rate swaps related to fixed rate debt. Changes in the fair value of both the derivative and item being hedged are recognized in earnings. There were no interest rate swaps in effect during 2014. The following represents the results of fair value hedging relationships for the three and nine months ended September 30, 2013:

		Derivative Gain (Loss) Recognized in Earnings		Hedged Item Expense Recognized in Earnings
Derivative Instrument	Location of Gain (Loss)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Interest rate swaps	Interest expense	$863	$3,631	$(2,742)	$(10,969)

Foreign Exchange Contracts
We enter into foreign currency exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At September 30, 2014 and December 31, 2013, we had outstanding contracts associated with these anticipated transactions with a notional amount of $21 million and $26 million, respectively. All outstanding contracts at September 30, 2014 mature within 12 months.
The amounts included in AOCI at September 30, 2014 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

The following represents the results of cash flow hedging relationships for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2014	2013		2014	2013
Foreign exchange contracts	$959	$(343)	Revenue	$429	$(169)
			Cost of sales	(42)	108
				$387	$(61)

	Nine Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2014	2013		2014	2013
Foreign exchange contracts	$1,465	$457	Revenue	$1,009	$(922)
			Cost of sales	(394)	520
				$615	$(402)
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at September 30, 2014 mature by the end of the year.
The following represents the results of our non-designated derivative instruments for the three and nine months ended September 30, 2014 and 2013:

		Derivative Gain (Loss) Recognized in Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Instrument	Location of Derivative Gain (Loss)	2014	2013	2014	2013
Foreign exchange contracts	Selling, general and administrative expense	$3,131	$(6,798)	$(173)	$(12,793)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At September 30, 2014, we were not required to post any collateral and the maximum amount of collateral that we would have been required to post had the credit-risk-related contingent features been triggered was not significant.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments. The fair value of our debt is estimated based on recently executed transactions and market price quotations. These inputs are classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
Carrying value	$3,237,876	$3,346,295
Fair value	$3,435,197	$3,539,022

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

8. Restructuring Charges and Asset Impairments
Activity in our restructuring reserves for the nine months ended September 30, 2014 and 2013 was as follows:

	Severance and benefits costs	Pension and retiree medical	Other exit costs	Asset impairments	Total
Balance at January 1, 2014	$58,558	$—	8,014	$—	$66,572
Expenses, net (1)	14,083	2,180	4,435	874	21,572
Cash payments	(35,984)	—	(6,167)	—	(42,151)
Non-cash charges	—	(2,180)	—	(874)	(3,054)
Balance at September 30, 2014	$36,657	$—	$6,282	$—	$42,939

	Severance and benefits costs	Pension and retiree medical	Other exit costs	Asset impairments	Total
Balance at January 1, 2013	$62,540	$—	5,218	$—	$67,758
Expenses, net (1)	25,705	1,964	1,528	26,574	55,771
Cash payments	(38,125)	—	(3,228)	—	(41,353)
Non-cash charges	—	(1,964)	—	(26,574)	(28,538)
Balance at September 30, 2013	$50,120	$—	$3,518	$—	$53,638
(1)     Includes net restructuring charges for both continuing and discontinued operations.
The majority of the remaining restructuring reserves are expected to be paid over the next 12 to 24 months. Due to certain international labor laws and long-term lease agreements, some payments will extend beyond 24 months. We expect to fund these payments from cash flows from operations.
Restructuring charges and asset impairments for the three and nine months ended September 30, 2013 included a non-cash impairment charge of $26 million to write-down the carrying value of our corporate headquarters building and certain surrounding parcels of land to their estimated fair value. During the third quarter of 2013, we entered into an agreement to sell the building and land and the estimated fair value was determined based on the selling price less the costs to sell. These inputs were classified as Level 3.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

9. Debt
Debt consisted of the following:

		September 30, 2014	December 31, 2013
Term loans		$130,000	$230,000
5.00%	notes due 2015	274,879	274,879
4.75%	notes due 2016	370,914	370,914
5.75%	notes due 2017	385,109	500,000
5.60%	notes due 2018	250,000	250,000
4.75%	notes due 2018	350,000	350,000
6.25%	notes due 2019	300,000	300,000
5.25%	notes due 2022	110,000	110,000
4.625%	notes due 2024	500,000	—
5.25%	notes due 2037	115,041	500,000
6.70%	notes due 2043	425,000	425,000
Other		26,933	35,502
Total long-term debt		3,237,876	3,346,295
Current portion		274,879	—
Long-term debt		$2,962,997	$3,346,295
In the first quarter of 2014, we completed a cash tender offer (the Tender Offer) for a portion of the 5.75% Notes due 2017 and the 5.25% Notes due 2037 (the Subject Notes). Holders who validly tendered their notes received the principal amount of the notes tendered, all accrued and unpaid interest and a premium amount. An aggregate $500 million of the Subject Notes were tendered. We incurred expenses of $62 million, consisting of the call premium, the write-off of unamortized costs and bank transaction fees.
Also in the first quarter of 2014, we issued $500 million of 4.625% fixed rate 10-year notes. Interest is payable on March 15 and September 15 of each year, commencing September 15, 2014. The notes mature in March 2024, but may be redeemed, at any time, in whole or in part, at our option. If the notes are redeemed prior to December 15, 2023, the redemption price will be equal to the sum of 100% of the principal amount, accrued and unpaid interest and a make-whole payment. Net proceeds from the issuance of the notes were $493 million and were used to fund the Tender Offer.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

11. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary, has 300,000 shares, or $300 million, of outstanding perpetual voting preferred stock (the Preferred Stock) held by certain institutional investors. The holders of the Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the company. The Preferred Stock is entitled to cumulative dividends at a rate of 6.125% through April 30, 2016. Commencing October 30, 2016, the Preferred Stock is redeemable, in whole or in part, at the option of PBIH. If the Preferred Stock is not redeemed in whole on October 30, 2016, the dividend rate increases 50% and will increase 50% every six months thereafter. No dividends were in arrears at September 30, 2014.

12. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2014 and 2013 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2014	$4	$591	$323,338	$196,977	$4,715,564	$(574,556)	$(4,456,742)	$205,176
Net income	—	—	—	—	271,227	—	—	271,227
Other comprehensive loss	—	—	—	—	—	(40,185)	—	(40,185)
Cash dividends
Common	—	—	—	—	(113,883)	—	—	(113,883)
Preference	—	—	—	—	(33)	—	—	(33)
Issuance of common stock	—	—	—	(26,591)	—	—	27,500	909
Conversion to common stock	(3)	(32)	—	(741)	—	—	776	—
Stock-based compensation expense	—	—	—	12,658	—	—	—	12,658
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(7,520)	—	—	—	(7,520)
Repurchase of common stock	—	—	—	—	—	—	(50,003)	(50,003)
Balance at September 30, 2014	$1	$559	$323,338	$174,783	$4,872,875	$(614,741)	$(4,478,469)	$278,346

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2013	$4	$648	$323,338	$223,847	$4,744,802	$(681,213)	$(4,500,795)	$110,631
Retained earnings adjustment (see Note 15)	—	—	—	—	16,773	—	—	16,773
Adjusted balance at January 1, 2013	4	648	323,338	223,847	4,761,575	(681,213)	(4,500,795)	127,404
Net income	—	—	—	—	52,746	—	—	52,746
Other comprehensive loss	—	—	—	—	—	(15,380)	—	(15,380)
Cash dividends
Common	—	—	—	—	(150,920)	—	—	(150,920)
Preference	—	—	—	—	(35)	—	—	(35)
Issuance of common stock	—	—	—	(33,412)	—	—	35,546	2,134
Conversion to common stock	—	(40)	—	(853)	—	—	893	—
Stock-based compensation expense	—	—	—	12,061	—	—	—	12,061
Balance at September 30, 2013	$4	$608	$323,338	$201,643	$4,663,366	$(696,593)	$(4,464,356)	$28,010

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

13. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Amount Reclassified from AOCI (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gains (losses) on cash flow hedges
Revenue	$429	$(169)	$1,009	$(922)
Cost of sales	(42)	108	(394)	520
Interest expense	(507)	(507)	(1,521)	(1,521)
Total before tax	(120)	(568)	(906)	(1,923)
Tax benefit	(47)	(222)	(350)	(750)
Net of tax	$(73)	$(346)	$(556)	$(1,173)

Gains (losses) on available for sale securities
Interest income	$(249)	$1,640	$(1,101)	$(962)
Tax (benefit) provision	(92)	607	(406)	(356)
Net of tax	$(157)	$1,033	$(695)	$(606)

Pension and Postretirement Benefit Plans (b)
Transition credit	$3	$2	$8	$6
Prior service costs	(27)	(163)	(81)	(524)
Actuarial losses	(10,025)	(12,136)	(29,652)	(44,038)
Total before tax	(10,049)	(12,297)	(29,725)	(44,556)
Tax benefit	(3,355)	(4,347)	(10,609)	(15,613)
Net of tax	$(6,694)	$(7,950)	$(19,116)	$(28,943)
(a)     Amounts in parentheses indicate debits (reductions) to income.

(b)	These items are included in the computation of net periodic costs of defined benefit pension plans and nonpension postretirement benefit plans (see Note 14 for additional details).

Changes in accumulated other comprehensive loss for the nine months ended September 30, 2014 and 2013 were as follows:

	Gains (losses) on cash flow hedges	Gains (losses) on available for sale securities	Pension and postretirement benefit plans	Foreign currency items	Total
Balance at January 1, 2014	$(6,380)	$(1,769)	$(601,421)	$35,014	$(574,556)
Other comprehensive income (loss) before reclassifications (a)	892	2,567	—	(60,227)	(56,768)
Amounts reclassified from accumulated other comprehensive income (a), (b), (c)	556	695	19,116	(3,784)	16,583
Net current period other comprehensive income (loss)	1,448	3,262	19,116	(64,011)	(40,185)
Balance at September 30, 2014	$(4,932)	$1,493	$(582,305)	$(28,997)	$(614,741)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	Gains (losses) on cash flow hedges	Gains (losses) on available for sale securities	Pension and postretirement benefit plans	Foreign currency items	Total
Balance at January 1, 2013	$(7,777)	$4,513	$(759,199)	$81,250	$(681,213)
Other comprehensive income (loss) before reclassifications (a)	(211)	(5,273)	—	(36,805)	(42,289)
Amounts reclassified from accumulated other comprehensive income (a), (b), (c)	1,173	606	28,943	(3,813)	26,909
Net current period other comprehensive income (loss)	962	(4,667)	28,943	(40,618)	(15,380)
Balance at September 30, 2013	$(6,815)	$(154)	$(730,256)	$40,632	$(696,593)
(a)     Amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b)     See table above for additional details of these reclassifications.

(c)	Foreign currency item represents the recognition of deferred translation upon the sale of businesses.

14. Pensions and Other Benefit Programs
The components of net periodic benefit costs were as follows:

	Three Months Ended September 30,
	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	2014	2013	2014	2013	2014	2013
Service cost	$1,241	$3,597	$898	$968	$632	$935
Interest cost	19,415	18,264	7,219	1,870	2,509	2,186
Expected return on plan assets	(25,956)	(26,781)	(9,914)	(3,266)	—	—
Amortization of transition credit	—	—	(3)	(2)	—	—
Amortization of prior service cost (credit)	2	95	(15)	28	40	40
Amortization of net actuarial loss	6,470	7,690	2,093	2,873	1,462	1,573
Settlement	—	145	—	—	—	—
Special termination benefits	—	—	—	104	—	—
Net periodic benefit cost	$1,172	$3,010	$278	$2,575	$4,643	$4,734

	Nine Months Ended September 30,
	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	2014	2013	2014	2013	2014	2013
Service cost	$5,679	$10,890	$2,719	$5,280	$2,057	$2,966
Interest cost	58,247	55,169	21,664	25,246	7,451	7,210
Expected return on plan assets	(77,868)	(80,908)	(29,719)	(31,187)	—	—
Amortization of transition credit	—	—	(8)	(6)	—	—
Amortization of prior service cost (credit)	6	318	(45)	84	120	122
Amortization of net actuarial loss	18,894	26,234	6,272	11,511	4,486	6,293
Settlement	—	1,561	—	—	—	—
Special termination benefits	—	548	—	104	—	—
Curtailment	—	814	—	—	—	—
Net periodic benefit cost	$4,958	$14,626	$883	$11,032	$14,114	$16,591

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Through September 30, 2014, contributions to our U.S. and foreign pension plans were $15 million and $14 million, respectively. Contributions to our U.S. and foreign pension plans through September 30, 2013, were $9 million and $10 million, respectively. Nonpension postretirement benefit plan contributions were $17 million and $21 million for the nine months ended September 30, 2014 and 2013, respectively.

15. Income Taxes
The effective tax rate for the three months ended September 30, 2014 and 2013 was 17.9% and 11.5%, respectively, and the effective tax rate for the nine months ended September 30, 2014 and 2013 was 23.8% and 18.7%, respectively. The effective tax rate for the three and nine months ended September 30, 2014 includes a benefit of $16 million and $22 million, respectively, from the resolution of tax examinations. The effective tax rate for the nine months ended September 30, 2014 also includes an incremental tax benefit associated with the early extinguishment of debt. The effective tax rate for the three and nine months ended September 30, 2013 includes tax benefits of $13 million from an affiliate reorganization and $4 million and $11 million, respectively, related to tax planning initiatives. The effective tax rate for the nine months ended September 30, 2013 also includes benefits of $5 million from the adjustment of non-U.S. tax accounts from prior periods and $4 million from the retroactive effect of 2013 U.S. tax legislation.
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
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the U.S., other countries and local jurisdictions in which we have operations. Except for issues arising out of certain partnership investments, the Internal Revenue Service examinations of tax years prior to 2011 are closed to audit. Other than the pending application of legal principles to specific issues arising in earlier years, only post-2008 Canadian tax years are subject to examination. Other significant tax filings subject to examination include various post-2004 U.S. state and local, post-2007 German, and post-2011 French and U.K. tax filings. We have other less significant tax filings currently under examination or subject to examination.
In August 2012, the United States Court of Appeals for the Third Circuit overturned a prior Tax Court decision and ruled in favor of the IRS and adverse to Historic Boardwalk Hall LLC (HBH), a partnership in which we had made an investment in the year 2000. In January 2014, the Tax Court entered an order to implement rulings of the Third Circuit. In August 2014, we entered into an indemnity agreement with our partner in the HBH investment releasing our respective claims against each other and agreeing to divest our investment in the partnership. The impact of this indemnity is recorded in other (income) expense in the Condensed Consolidated Statements of Income. During the quarter, we paid $54 million in tax payments representing a portion of the tax and interest due as a result of the Third Circuit decision. We received $60 million from our partner in the fourth quarter of 2014. Additional tax payments will be due, which we have accrued in our financial statements.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

16. Earnings per Share
The calculations of basic and diluted earnings per share are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Amounts attributable to common stockholders:
Net income from continuing operations	$111,634	$72,974	$241,054	$212,471
Income (loss) from discontinued operations	20,655	(78,501)	30,173	(159,725)
Net income (loss) - Pitney Bowes Inc. (numerator for diluted EPS)	132,289	(5,527)	271,227	52,746
Less: Preference stock dividend	11	12	33	35
Income (loss) attributable to common stockholders (numerator for basic EPS)	$132,278	$(5,539)	$271,194	$52,711
Denominator (in thousands):
Weighted-average shares used in basic EPS	202,057	201,827	202,288	201,490
Effect of dilutive shares:
Preferred stock	1	2	1	2
Preference stock	342	376	346	386
Stock plans	1,569	935	1,325	712
Weighted-average shares used in diluted EPS	203,969	203,140	203,960	202,590
Basic earnings per share:
Continuing operations	$0.55	$0.36	$1.19	$1.05
Discontinued operations	0.10	(0.39)	0.15	(0.79)
Net income (loss)	$0.65	$(0.03)	$1.34	$0.26
Diluted earnings per share:
Continuing operations	$0.55	$0.36	$1.18	$1.05
Discontinued operations	0.10	(0.39)	0.15	(0.79)
Net income (loss)	$0.65	$(0.03)	$1.33	$0.26

Anti-dilutive shares not used in calculating diluted weighted-average shares (in thousands):	6,009	12,503	7,394	12,886

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) in this Form 10-Q may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as “estimate”, “target”, “project”, “plan”, “believe”, “expect”, “anticipate”, “intend”, and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	mailers’ utilization of alternative means of communication or competitors’ products

•	our ability to successfully implement a new Enterprise Resource Planning (ERP) system and fully realize the related savings and efficiencies

•	timely development and acceptance of new products and services

•	successful entry into new markets

•	success in gaining product approval in new markets where regulatory approval is required

•	changes in postal or banking regulations

•	interrupted use of key information systems

•	third party suppliers’ ability to provide product components, assemblies or inventories, services and software

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	changes in privacy laws

•	intellectual property infringement claims

•	regulatory approvals and satisfaction of other conditions to consummate and integrate any acquisitions

•	negative developments in economic conditions, including adverse impacts on customer demand

•	our success at managing customer credit risk

•	significant changes in pension, health care and retiree medical costs

•	changes in interest rates, foreign currency fluctuations or credit ratings

•	access to capital at a reasonable cost to continue to fund various discretionary priorities, including business investments, acquisitions and dividend payments

•	income tax adjustments or other regulatory levies for prior audit years and changes in tax laws, rulings or regulations

•	impact on mail volume resulting from concerns over the use of the mail for transmitting harmful biological agents

•	changes in international or national political conditions, including any terrorist attacks

•	acts of nature
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements contained in this report and in our Current Report on Form 8-K filed on September 15, 2014. All table amounts are shown in thousands of dollars, unless otherwise noted.
Overview
Third Quarter 2014 Results
For the third quarter of 2014, revenue increased 2% to $942 million compared to $920 million in the third quarter of 2013. Business services revenue increased 24% due to continued growth from our cross-border parcel delivery solutions and software revenue increased 14% due to growth in licensing revenue. Supplies revenue increased 6% primarily due to favorable pricing in the mailing business and the growing base of installed production print equipment. Offsetting these increases was a 10% decrease in equipment sales due to a decline in mailing equipment sales and the impact of transitioning to an inside sales channel. Rentals and financing revenue decreased 5% and 3%, respectively, primarily due to a declining installed meter base and related finance receivable portfolio.

Income from continuing operations increased to $116 million in the third quarter of 2014 compared to $78 million in the third quarter of 2013 primarily due to lower restructuring charges and asset impairments, lower selling, general and administrative expenses and an increase in other income, partially offset by a higher effective tax rate. Earnings per diluted share from continuing operations were $0.55 for the third quarter of 2014 and $0.36 for the third quarter of 2013.

Results for the quarter include the impact of our decision to exit non-core product lines in Norway and transition certain mailing and production mail businesses to a dealer sales network in six smaller European markets. These operations were not individually, or in the aggregate, material to our consolidated results, and were not accounted for as discontinued operations.
Outlook
We continue to focus on three critical areas: stabilizing the mailing business, achieving operational excellence and driving growth in our Digital Commerce Solutions segment.
Within the Small & Medium Business Solutions group, we expect revenue and profit growth to continue to be challenged by the decline in physical mail volumes. However, we anticipate revenue and profit trends will show improvement, due in part to the implementation of the "go-to-market" strategy in North America and Europe. Our go-to-market strategy provides clients broader access to products, services and solutions through direct sales, distributors and inside sales channels, including web-based and phone sales. In addition, certain postal agencies have implemented discounts for postage meter users, which has enhanced the value proposition of meter usage and helped further stabilize recurring stream revenues.
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
In our Digital Commerce Solutions segment, we anticipate growth to be driven by a continued increase in demand for our ecommerce cross-border parcel management solutions, driven in part by an expanded customer base, as well as our location intelligence and customer engagement software solutions.
During the first quarter of 2014, we began work on the initial phases of a new global ERP system. The implementation of the ERP system will occur in stages and is anticipated to be a multi-year process. We will make a significant investment and incur incremental expenses over the course of the implementation of this system. In 2014, we anticipate these expenses could approximate up to $0.10 per diluted share. Through September 30, 2014, we have incurred incremental expenses of $14 million, or $0.05 per diluted share. The ERP system is expected to provide operating cost savings through the elimination of redundant systems and strategic efficiencies through the use of a standardized, integrated system.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Revenue
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% change	2014	2013	% change
Equipment sales	$177,458	$197,044	(10)%	$558,032	$619,035	(10)%
Supplies	72,548	68,692	6%	228,349	213,185	7%
Software	112,271	98,164	14%	312,891	285,658	10%
Rentals	119,047	125,918	(5)%	365,069	384,436	(5)%
Financing	107,835	111,032	(3)%	325,529	337,739	(4)%
Support services	154,321	159,508	(3)%	470,763	482,400	(2)%
Business services	198,164	160,131	24%	576,958	458,061	26%
Total revenue	$941,644	$920,489	2%	$2,837,591	$2,780,514	2%

	Cost of Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
			Percentage of Revenue				Percentage of Revenue
	2014	2013	2014	2013	2014	2013	2014	2013
Cost of equipment sales	$90,984	$88,945	51.3%	45.1%	$262,336	$295,567	47.0%	47.7%
Cost of supplies	22,470	21,444	31.0%	31.2%	70,129	66,536	30.7%	31.2%
Cost of software	29,775	29,698	26.5%	30.3%	93,423	80,093	29.9%	28.0%
Cost of rentals	23,636	24,434	19.9%	19.4%	74,273	75,946	20.3%	19.8%
Financing interest expense	19,667	19,468	18.2%	17.5%	59,733	57,438	18.3%	17.0%
Cost of support services	92,500	98,425	59.9%	61.7%	288,203	300,291	61.2%	62.2%
Cost of business services	142,512	112,447	71.9%	70.2%	406,472	322,970	70.5%	70.5%
Total cost of revenue	$421,544	$394,861	44.8%	42.9%	$1,254,569	$1,198,841	44.2%	43.1%

Equipment sales
Equipment sales revenue decreased 10% in the quarter to $177 million compared to the prior year period. Mailing equipment sales in North America declined 10% due to the timing of sales and the continuing transition to an inside sales organization and reassignment of accounts and resources. Mailing equipment sales internationally declined 13% primarily due to the exit of non-core product lines in Norway, the transition of certain smaller European businesses to a dealer network and lower sales in France. Also in the quarter, Production Mail equipment sales declined 7% primarily due to fewer installations of inserting and production print equipment in Asia-Pacific. Cost of equipment sales as a percentage of revenue increased to 51.3% compared to 45.1% in the prior year period primarily due to the sale of higher margin inserters in the prior year period.

Equipment sales revenue decreased 10% in the year-to-date period to $558 million compared to the prior year period. This decrease was driven by a 19% decrease in sales of Production Mail equipment due to strong sales in 2013 of large inserting and production print equipment and a 6% decrease in mailing equipment sales due to the transition to an inside sales organization and reassignment of accounts and resources in North America, the exit of non-core product lines in Norway, the transition of certain smaller European businesses to a dealer network and lower sales in France. Cost of equipment sales as a percentage of revenue decreased to 47.0% compared to 47.7% in the prior year period, primarily due to the decline in sales of production printers, which have a lower margin relative to other products.

Supplies
Supplies revenue increased 6% in the quarter to $73 million and 7% in the year-to-date period to $228 million, compared to the same periods in 2013. These increases were primarily due to targeted outreach to customers, favorable pricing and the growing base of production print equipment. Cost of supplies as a percentage of revenue for the quarter and year-to-date periods decreased to 31.0% and 30.7%, respectively, compared to the prior year periods, primarily due to improved margins on supplies sales from favorable pricing and expense reductions resulting from the transition to an inside sales organization.

Software
Software revenue increased 14% in the quarter to $112 million and 10% in the year-to-date period to $313 million, compared to the same periods in 2013, primarily due to higher licensing revenue in North America and Europe. Cost of software as a percentage of revenue for the quarter decreased to 26.5% compared to 30.3% in the prior year quarter primarily due to the increase in revenue. For the year-to-date period, cost of software as a percentage of revenue increased to 29.9% compared to 28.0% in the prior year period, primarily due to investments in the specialization of the software sales channel and higher production costs.

Rentals
Rentals revenue decreased 5% in the quarter to $119 million and 5% in the year-to-date period to $365 million, compared to the same periods in 2013, primarily due to a decline in the number of installed meters in North America. Cost of rentals as a percentage of revenue for the quarter and year-to-date periods increased over the prior year periods primarily due to a higher proportion of fixed costs as a percentage of revenue.

Financing
Financing revenue decreased 3% in the quarter to $108 million and 4% in the year-to-date period to $326 million, compared to the same periods in 2013, primarily due to a declining finance receivable portfolio. Financing interest expense as a percentage of revenue for the quarter and year-to-date periods increased to 18.2% and 18.3%, respectively, compared to the prior year periods, due to higher effective interest rates. In computing our financing interest expense, which represents our cost of borrowing associated with the generation of financing revenue, we assume a 10:1 leveraging ratio of debt to equity and apply our overall effective interest rate to the average outstanding finance receivables.

Support Services
Support services revenue decreased 3% in the quarter to $154 million and 2% in the year-to-date period to $471 million, compared to the same periods in 2013. In North America Mailing, support services revenue declined 5% in the quarter and year-to-date periods, primarily due to a decline in equipment maintenance revenue resulting from fewer mailing machines in service. In International Mailing, support service revenue declined 12% in the quarter and 3% in the year-to-date period primarily due to the exit of non-core product lines in Norway, the transition of certain smaller European businesses to a dealer network and declines in France. Cost of support services as a percentage of revenue for the quarter and year-to-date periods decreased to 59.9% and 61.2%, respectively, compared to the prior year periods, primarily due to continued focus on expense reductions and productivity initiatives.

Business Services
Business services revenue increased 24% in the quarter to $198 million and 26% in the year-to-date period to $577 million, compared to the same periods in 2013. These increases were driven by volume growth in our cross-border parcel delivery solutions, higher revenue in our Presort Services operations due to improved qualification for postal rate discounts and higher revenue from marketing services due to new business development. Cost of business services as a percentage of revenue for the quarter increased to 71.9% and was flat at 70.5%, for the year-to-date period, compared to the prior year periods. The increase in the quarter was primarily due to an increase in infrastructure support costs and a reduction in certain ecommerce customer pricing.

Selling, general and administrative (SG&A)
SG&A expense decreased 3% in the quarter to $342 million and 2% in the year-to-date period to $1,031 million, compared to the same periods in 2013, primarily due to lower employee-related costs as a result of our focus on operational excellence and the benefits of productivity initiatives. As a percentage of revenue, SG&A expense declined to 36.3% and 36.4% for the quarter and year-to-date periods, respectively, compared to 38.3% and 38.0% for the prior year quarter and year-to-date periods, respectively. .

Restructuring charges and asset impairments
In 2013, we initiated actions designed to enhance our responsiveness to changing market conditions, further streamline our business operations, reduce our cost structure and create long-term flexibility to invest in growth. We anticipated that these primarily cash related actions would result in restructuring charges in the range of $75 to $125 million, which would be recognized as specific initiatives were approved and implemented, and result in annualized pre-tax benefits of $100 to $125 million, net of investments. We expect to reach this benefit run rate by 2015. Through September 30, 2014, aggregate restructuring charges of $96 million have been recorded under this initiative. See Note 8 to the unaudited Condensed Consolidated Financial Statements.

Other (income) expense, net
We recorded an indemnity of $16 million in connection with the agreement related to our partnership in Historic Boardwalk Hall LLC (see Note 15 to the unaudited Condensed Consolidated Financial Statements for further details). Current year-to-date other expense of $46 million also includes $62 million associated with the early redemption of debt. Other expense of $25 million for the prior year-to-date period consists of the costs associated with the early redemption of debt. See Liquidity and Capital Resources - Financings and Capitalization for a detailed discussion.

Income taxes
See Note 15 to the unaudited Condensed Consolidated Financial Statements.

Discontinued operations
Discontinued operations includes the worldwide Management Services business (PBMS), International Mailing Services business (IMS) and Nordic furniture business, which were sold during 2013 and DIS, which was sold in April 2014. The operations of DIS exclude certain corporate and indirect business expenses, primarily service, sales and infrastructure support expenses, which were historically allocated to this business. The costs previously allocated to DIS and excluded from discontinued operations were $3 million for the nine months ended September 30, 2014, and $4 million and $12 million for the three and nine months ended September 30, 2013, respectively. In addition, in computing interest expense related to DIS, we assumed a 10:1 leverage ratio of debt to equity and applied the overall effective interest rate to the DIS average outstanding finance receivables. Also see Note 5 to the unaudited Condensed Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests
See Note 11 to the unaudited Condensed Consolidated Financial Statements.

Business segment results
In 2014, we reclassified our shipping solutions operations from the Small & Medium Business Solutions segment group to the Digital Commerce Solutions segment and classified the DIS business, originally included in the North America Mailing segment, as discontinued operations. The principal products and services of each of our reportable segments are as follows:
Small & Medium Business Solutions:
North America Mailing: Includes the revenue and related expenses from the sale, rental, financing and servicing of mailing equipment and supplies for small and medium sized businesses to efficiently create mail and evidence postage in the U.S. and Canada.
International Mailing: Includes the revenue and related expenses from the sale, rental, financing and servicing of mailing equipment and supplies for small and medium sized businesses to efficiently create mail and evidence postage in areas outside North America.

Enterprise Business Solutions:
Production Mail: Includes the worldwide revenue and related expenses from the sale of production mail inserting and sortation equipment, high-speed production print systems, supplies and related support services to large enterprise clients to process inbound and outbound mail.
Presort Services: Includes revenue and related expenses from presort mail services for our large enterprise clients to qualify large mail volumes for postal worksharing discounts.

Digital Commerce Solutions:
Digital Commerce Solutions: Includes the worldwide revenue and related expenses from (i) the sale of non-equipment-based mailing, customer engagement, geocoding and location intelligence software and related support services; (ii) shipping and cross-border ecommerce solutions; and (iii) direct marketing services for targeted clients.

We determine segment earnings before interest and taxes (EBIT) by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and other items, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides an analysis of our operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and should be read in conjunction with our consolidated results of operations. See Note 2 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes.
Revenue and EBIT for reportable segments is presented below.

	Revenue
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% change	2014	2013	% change
North America Mailing	$363,285	$381,685	(5)%	$1,115,507	$1,162,718	(4)%
International Mailing	132,291	141,332	(6)%	438,819	444,665	(1)%
Small & Medium Business Solutions	495,576	523,017	(5)%	1,554,326	1,607,383	(3)%
Production Mail	113,497	116,477	(3)%	330,469	360,352	(8)%
Presort Services	111,434	105,093	6%	339,205	322,954	5%
Enterprise Business Solutions	224,931	221,570	2%	669,674	683,306	(2)%
Digital Commerce Solutions	221,137	175,902	26%	613,591	489,825	25%
Total	$941,644	$920,489	2%	$2,837,591	$2,780,514	2%

	EBIT
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% change	2014	2013	% change
North America Mailing	$159,638	$158,692	1%	$476,757	$464,668	3%
International Mailing	16,079	15,627	3%	67,347	53,092	27%
Small & Medium Business Solutions	175,717	174,319	1%	544,104	517,760	5%
Production Mail	9,570	10,620	(10)%	27,865	34,239	(19)%
Presort Services	21,927	20,398	7%	68,235	65,132	5%
Enterprise Business Solutions	31,497	31,018	2%	96,100	99,371	(3)%
Digital Commerce Solutions	24,534	12,885	90%	51,994	27,969	86%
Total	$231,748	$218,222	6%	$692,198	$645,100	7%
Small & Medium Business Solutions
Small & Medium Business Solutions revenue decreased 5% in the quarter to $496 million and 3% in the year-to-date period to $1,554 million, compared to the same periods in 2013. Segment EBIT in the quarter increased 1% to $176 million and 5% in the year-to-date period to $544 million, compared to the same periods in 2013. Foreign currency translation had a less than 1% impact on revenue and EBIT for the quarter and year-to-date periods.
North America Mailing
Revenue for the North America Mailing segment decreased 5% in the quarter to $363 million and 4% in the year-to-date period to $1,116 million, compared to the prior year periods. Equipment sales decreased 10% in the quarter and 7% in the year-to-date period due to the timing of sales and the continuing transition to an inside sales organization and reassignment of accounts and resources. Rentals revenue and support services revenue both declined 5% in the quarter and year-to-date periods due to the continuing decline in the number of installed meters in service, and financing revenue declined 3% in the quarter and 4% in the year-to-date period due to a declining finance receivable portfolio. These declines were partially offset by a 7% increase in supply sales in the quarter and year-to-date periods due to sales efficiencies and favorable pricing.
Despite the decline in revenue, EBIT increased 1% in the quarter to $160 million and 3% in the year-to-date period to $477 million, compared to the prior year periods, primarily due to cost savings from the transition to an inside sales organization and other ongoing cost reduction and cost control initiatives.

International Mailing
Revenue for the International Mailing segment decreased 6% in the quarter to $132 million and 1% in the year-to-date period to $439 million, compared to the prior year periods. Equipment sales declined 13% in the quarter and 4% in the year-to-date period and support services revenue declined 12% in the quarter and 3% in the year-to-date period, primarily due to the exit of non-core product lines in Norway, the transition of certain smaller European businesses to a dealer network and lower sales in France. Rentals revenue declined 2% in the quarter and 4% in the year-to-date period primarily due to declines in France. These declines were partially offset by an increase in supplies sales of 2% in the quarter and 3% in the year-to-date period due to the transition to an inside sales organization and targeted outreach to customers. Foreign currency translation had a 1% favorable impact on revenue in the quarter and 2% favorable impact on revenue for the year-to-date period.
Despite the decline in revenue, EBIT increased 3% in the quarter to $16 million and 27% in the year-to-date period to $67 million, compared to the prior year periods, primarily due to cost savings from the transition to an inside sales organization and other ongoing cost reduction and cost control initiatives. Foreign currency translation had a favorable impact on EBIT of 1% and 4% for the quarter and year-to-date period, respectively.
Enterprise Business Solutions
Enterprise Business Solutions revenue increased 2% in the quarter to $225 million and decreased 2% in the year-to-date period to $670 million, compared to the prior year periods, and EBIT increased 2% in the quarter to $31 million and decreased 3% in the year-to-date period to $96 million, compared to the prior year periods. Foreign currency translation had a less than 1% impact on revenue and EBIT for the quarter and year-to-date periods.
Production Mail
Revenue for the Production Mail segment decreased 3% in the quarter to $113 million and 8% in the year-to-date period to $330 million, compared to the prior year periods. The decrease in the quarter was primarily due to lower revenue in Asia-Pacific due to fewer installations of inserting and production print equipment. The year-to-date decrease was primarily driven by strong sales in the first half of 2013 of large inserting and production print equipment in North America. Slightly offsetting these decreases were higher supplies sales due to the growing base of production print equipment. EBIT decreased 10% in the quarter to $10 million and 19% in the year-to-date period to $28 million, compared to the prior year periods, primarily due to the decline in revenue and reduced margins due to product mix.
Presort Services
Revenue for the Presort Services segment increased 6% in the quarter to $111 million and 5% in the year-to-date period to $339 million, compared to the prior year periods, primarily due to improved qualification of First Class mail for postal rate discounts. EBIT increased 7% in the quarter to $22 million and 5% in the year-to-date period to $68 million, compared to the prior year periods primarily due to the increase in revenue and improved operational productivity. EBIT for the year-to-date period includes costs of $2 million to consolidate two processing facilities.
Digital Commerce Solutions
Digital Commerce Solutions
Revenue for the Digital Commerce Solutions segment increased 26% in the quarter to $221 million and 25% in the year-to-date period to $614 million, compared to the prior year periods. Contributing to the revenue growth was higher revenue from our ecommerce cross-border parcel delivery solution due to increased volumes of packages shipped, higher software revenue due to an increase in the number and value of large licensing contracts that closed during the quarter, and higher revenue from our direct marketing and shipping services due to new business development. EBIT increased 90% in the quarter to $25 million and 86% in the year-to-date period to $52 million, compared to the prior year periods, primarily due to the increase in revenue and improved operating leverage which offset fixed costs and continued investments in ecommerce technology and infrastructure.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity under our commercial paper program are currently sufficient to support our cash needs, including discretionary uses such as capital investments, dividends and share repurchases. Cash and cash equivalents and short-term investments were $959 million at September 30, 2014 and $939 million at December 31, 2013.

Cash Flow Summary
Net cash provided by operating activities was $397 million for the nine months ended September 30, 2014 compared to $494 million for the nine months ended September 30, 2013. The reduction in cash flow from operations was primarily due to changes in working capital accounts and higher cash payments related to debt extinguishment. Collections of accounts and finance receivables were lower during the nine months ended September 30, 2014 than in the prior year mainly due to the declining finance receivable portfolio and the timing of collections. Changes in inventory also resulted in reduced cash flow during the nine months ended September 30, 2014 than in the prior year. During 2013, we implemented several cash management initiatives to improve working capital and cash flows from operations, including improving supply chain management. As a result, inventory purchases were significantly lower in the prior year as we reduced our inventory levels. The timing of payments for accounts payables and accrued liabilities partially offset these reductions in cash flow.
Net cash used in investing activities was $82 million for the nine months ended September 30, 2014 compared to $117 million for the nine months ended September 30, 2013. Cash flow from investing activities in 2014 benefited from proceeds of $101 million from the sale of DIS and other businesses, but was partially offset by reduced cash flow of $38 million from the timing of investment activity and higher capital expenditures of $18 million, primarily due to the ongoing investments in a global ERP system.
Net cash used in financing activities was $282 million for the nine months ended September 30, 2014 compared to $522 million for the nine months ended September 30, 2013. Cash flow from financing activities in 2014 improved compared to 2013 due to lower cash outflows from debt activity and lower dividend payments. Cash outflows from debt activity were $107 million compared to $368 million in 2013 (see Financings and Capitalization below). Dividend payments were $114 million ($0.5625 per share) through September 30, 2014 compared to $151 million ($0.75 per share) through September 30, 2013. During 2014, we also spent $50 million to repurchase our common stock compared to no share repurchases in 2013.

Financings and Capitalization
We are a Well-Known Seasoned Issuer with the SEC, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is an important source of liquidity for us and a committed credit facility of $1 billion to support our commercial paper issuances. The credit facility expires in April 2016. We have not drawn upon the credit facility. There were no commercial paper issuances during the quarter.
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
Also in 2014, we repaid $100 million of the outstanding Term Loans.
In the prior year period, we redeemed $375 million of 3.875% notes that matured in June 2013 and redeemed an aggregate $405 million of the 4.875% Notes due 2014, 5.0% Notes due 2015, and 4.75% Notes due 2016 through a cash tender offer (the 2013 Tender Offer). We incurred expenses of $25 million in connection with the 2013 Tender Offer, consisting primarily of premium payments. We also received $5 million from the unwind of interest rate swaps. In addition, we issued $425 million of 30-year notes with a fixed-rate of 6.7%. Net proceeds from the issuance were $412 million and were used to fund the 2013 Tender Offer.
Cash and cash equivalents held by our foreign subsidiaries were $589 million at September 30, 2014 and $392 million at December 31, 2013. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.

Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the amount and payment of a dividend. There are no material restrictions on our ability to declare dividends.
Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2013.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to the disclosures made in the Annual Report to Stockholders on Form 10-K for the year ended December 31, 2013 regarding this matter.
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

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
There were no material changes to the disclosures made in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2013.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2013.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. The following table summarizes our share repurchase activity during the third quarter of 2014. There were no share repurchases during the first six months of 2014.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
Beginning balance				$50,000
July 2014	—	—	—	$50,000
August 2014	1,245,112	$26.65	1,245,112	$16,824
September 2014	618,150	$27.22	618,150	$0
	1,863,262	$26.84	1,863,262
Item 6: Exhibits

Exhibit Number	Description	Status or incorporation by reference
12	Computation of ratio of earnings to fixed charges	Exhibit 12
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	Exhibit 31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	November 7, 2014

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