Form 10-K
period 2014-12-31
PITNEY BOWES INC /DE/
filed 2015-02-20
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014    Commission file number: 1-3579
PITNEY BOWES INC.

Incorporated in Delaware	I.R.S. Employer Identification No. 06-0495050
3001 Summer Street, Stamford, CT 06926
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $5.6 billion based on the closing sale price as reported on the New York Stock Exchange.
Number of shares of common stock, $1 par value, outstanding as of close of business on February 12, 2015: 201,622,001 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission (the Commission) no later than 120 days after our fiscal year end and to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 11, 2015, are incorporated by reference in Part III of this Form 10-K.

PITNEY BOWES INC.

PART I

Forward-Looking Statements
This Annual Report on Form 10-K (Annual Report) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as "estimate", "target", "project", "plan", "believe", "expect", "anticipate", "intend" and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	competitive factors, including pricing pressures, technological developments and introduction of new products and services by competitors

•	our success in developing and transitioning to more digital-based products and services and the market’s acceptance of these new products and services

•	the success of our investment in rebranding the company to build the market awareness to create new demand for our businesses

•	our ability to gain product approval in new markets where regulatory approval is required

•	changes in postal or banking regulations

•	the continued availability and security of key information systems

•	our ability to successfully implement a new ERP system without significant disruption to existing operations

•	third-party suppliers' ability to provide product components, assemblies or inventories

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	loss of some of our largest clients or business partners in our Digital Commerce Solutions segment

•	the cost to comply with current and any changes in information security requirements and privacy laws

•	intellectual property infringement claims

•	our success at managing customer credit risk

•	significant changes in pension, health care and retiree medical costs

•
macroeconomic factors, including global and regional business conditions that adversely impact customer demand, access to capital markets at reasonable costs, changes in interest rates and foreign currency exchange rates

•	income tax adjustments or other regulatory levies for prior audit years and changes in tax laws, rulings or regulations

•	a disruption of our businesses due to changes in international or national political conditions, including the use of the mail for transmitting harmful biological agents or other terrorist attacks

•	acts of nature

Other risks that may also adversely impact us are more fully described under "Item 1A. Risk Factors" in this Annual Report.

ITEM 1. BUSINESS

General
Pitney Bowes Inc. (we, us, our, or the company), was incorporated in the state of Delaware in 1920. We are a global technology company offering innovative products and solutions that enable commerce in the areas of customer information management, location intelligence, customer engagement, shipping and mailing, and global ecommerce. More than 1.5 million clients in approximately 100 countries around the world rely on our products, solutions and services.

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

Our Strategy and Business Segments
Our business is organized around three distinct sets of solutions -- Small and Medium Business (SMB) Solutions, Enterprise Business Solutions and Digital Commerce Solutions (DCS).

Small and Medium Business Solutions
We are a global leader in providing a full range of mailing equipment, software, supplies and support services that enable our clients to efficiently create mail and evidence postage. We segment the SMB Solutions group between our North America operations, comprising the U.S. and Canadian businesses, and our International operations, comprising all other SMB businesses globally. We are a leading provider of postage meters and have over 900,000 meters installed in North America and over 300,000 meters installed elsewhere. This business is characterized by a high level of recurring revenue driven by rental, lease and loan arrangements, contract support services and supplies sales.

Enterprise Business Solutions
Our Enterprise Business Solutions group includes equipment and services that enable large enterprises to process inbound and outbound mail. We segment the Enterprise Business Solutions group between our Production Mail operations and Presort Services operations.

Production Mail
Our product and service offerings enable clients to integrate all areas of print and mail into an end-to-end production environment from message creation to dispatch while realizing cost savings on postage. The core products within this segment include high-speed, high-volume inserting equipment, customized sortation products for mail and parcels and high-speed digital color printing systems that create high-value, relevant and timely communications targeted to our clients' customers.

Presort Services
We are a national outsource provider of mail presort services for first-class, standard-class and flat mail in the U.S. and a workshare partner of the United States Postal Service (USPS). Our Presort Services network provides mailers with end-to-end solutions from pick up at their location to delivery into the postal system. Approximately 90 billion pieces of mail are processed annually by third-parties like us or through in-house operations. Through our network of 32 U.S. locations, and with our fully-customized proprietary technology, we process approximately 15 billion pieces of mail annually and are able to expedite mail delivery and optimize postage savings for our clients. Our client volumes represent less than 25% of all automated first-class, standard-class and flat mail.

Digital Commerce Solutions
We provide a broad range of solutions, including customer information management, location intelligence, customer engagement, shipping management and global ecommerce. These solutions are primarily delivered as traditional software licenses, enterprise platforms, software-as-a-service (SaaS) and on-demand applications. The DCS segment is dependent on a relatively small number of clients and business partners for a large portion of its revenue.

Customer information management solutions help businesses harness and deliver a deep and broad understanding of their customers and their context, such as location, relationships, propensity, sentiment and influence. The trusted data and associated insights allow our clients to deliver a personalized customer experience across multiple channels, manage risk and compliance, and improve sales, marketing and service effectiveness. We are one of the market leaders in the data quality segment. Large corporations and government agencies rely on our products in very complex, high-volume, transactional environments to support their business processes.

Location intelligence solutions enable our clients to organize and understand the complex relationships between location, geographic and other forms of data to drive business decisions and customer experiences. Our location intelligence solutions use predictive analytics, location, geographic and socio-demographic characteristics, which enable our clients to harness the power of location to better serve their customers, solve business problems, deliver location-based services and ultimately drive business growth.

Customer engagement solutions provide clients with insight and understanding into customer behavior and interactions across the entire customer lifecycle, enabling them to orchestrate impactful, relevant and timely physical and digital interactions. When coupled with our inserting, sortation and digital print products, we are able to provide clients an all-inclusive solution that enables them to create, print and distribute wide-spread targeted customer communications. Our customer engagement solutions enable our clients to create connected experiences that positively influence future consumer behavior and generate business growth.

Shipping management solutions enable clients to reduce transportation and logistics costs, select the best carrier based on need and cost, improve delivery times and track packages in real-time. We also offer scalable global logistics management systems that can be integrated into mail centers, as well as desktop and production shipping environments.

Global ecommerce solutions enable full transparency of the fully landed costs by quoting duty, taxes and shipping at checkout, compliance with all import/export complexities, restrictions, regulations and documentation requirements and provide reliable tracking information. Our global ecommerce software platform is currently utilized by over 40 direct merchants and a major online marketplace enabling millions of parcels to be shipped to over 60 countries from the U.S. and more than 15 countries from the U.K.

We also offer targeted direct and digital marketing programs to large advertisers that enable them to connect with movers. Through a contract with the USPS, we produce a "Movers' Guide" in both printed and digital format and a "Welcome Kit" in printed format with targeted advertisers' coupons for movers. We also offer digital advertising programs through MyMove.com, a move related website we own and operate.

Client Service
We have a client care service organization that provides telephone, online and on-site support to diagnose and repair our increasingly complex mailing equipment, production printers and sophisticated software solutions. Most of our support services are provided under annual contracts.

Sales and Marketing
We sell to a variety of business, governmental, institutional and other organizations. We have a broad base of clients and we are not dependent upon any one client or type of client for a significant part of our total revenue.

We market our products and services through a direct and inside sales force, direct mailings, outbound telemarketing, independent dealers and distributors and web channels. During 2014, we began implementing a phased roll-out of a go-to-market strategy designed to improve the sales process and reduce costs by providing our clients broader access to products and services though expanded insides sales and web channels with less reliance on a direct sales force. We are in the final stages of implementing this go-to-market strategy in our North America businesses and will implement this strategy in our International Mailing and other businesses in 2015.

We have made, and are continuing to make, significant investments in the rebranding of the company in order to build market awareness and client demand for our products and services. We are also making investments in marketing in support of the company’s brand and business strategy. The brand investments, including a newly launched external website (www.pb.com), are designed to enhance our operational and go-to-market changes, including how we sell to and service clients.

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

We must continue to invest in our current technologies, products and solutions, and in the development of new technologies, products and solutions in order to maintain and improve our competitive position. We will encounter new competitors as we transition to higher value markets and offerings and enter new markets.

A summary of the competitive environment for each of our business segments is as follows:

North America Mailing and International Mailing
We face competition from other mail equipment companies and companies that offer products and services as alternative means of message communications. The principal competitive factors in these markets include pricing, available financing and payment offerings, product reliability, support services, industry knowledge and expertise and attractiveness of alternative communication methods. Our competitive advantage includes our breadth of physical and web-based digital offerings, customer service and our extensive knowledge of the shipping and mailing industry.

Through our wholly owned subsidiary, The Pitney Bowes Bank (the Bank), we offer a revolving credit solution to our SMB clients in the United States that enables them to pay for the use of certain mailing equipment under rental agreements and purchase products, supplies and services. The Bank also provides a deposit solution to those clients who prefer to prepay postage and earn interest on their deposits. Not all our competitors are able to offer these financing and payment solutions to their customers and we believe these solutions differentiate us from our competitors and are a source of competitive advantage. The Bank is chartered as an Industrial Bank under the laws of the State of Utah, and regulated by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions.

Production Mail
We face competition from a small number of companies that offer large production printers, inserters or sorters, but only a few companies are able to offer all of these products and integrate them into an end-to-end solution. The principal competitive factors include functionality, reliability, productivity, price and support. We believe we have a competitive advantage as our equipment provides a wider range of features and functionality and greater productivity than our competitors, which drives a higher investment return for our clients.

Presort Services
We are a significant third-party presort service provider in the United States and the only provider with a national network. We face competition from regional and local presort providers, service bureaus that offer presort solutions as part of a larger bundle of outsourcing services and large entities that have the capability to presort their own mailings in-house. The principal competitive factors include innovative service, delivery speed, industry experience and expertise and economies of scale. Our competitive advantage includes our extensive network, size of our presort facilities and our innovative and proprietary technology that enables us to provide our clients with reliable and accurate services at maximum discounts.

Digital Commerce Solutions
The DCS segment operates in several highly competitive and rapidly evolving markets. We face competition from large global companies that offer a broad range of solutions to smaller, more narrowly-focused companies that can design very targeted solutions. In addition, major global delivery services companies are acquiring the technology to improve their global ecommerce shipping capabilities. The principal competitive factors include reliability, functionality and ease of integration and use, scalability, innovation, support services and price. We compete in this segment based on the accuracy and processing speed of our solutions, particularly those used in our location intelligence and global ecommerce solutions, the breadth and scalability of our products and solutions, our single-sourced geocoding and reverse geocoding capabilities, and our ability to identify rapidly changing customer needs and develop technologies and solutions to meet these changing needs.

Our direct marketing services products compete with multiple alternative marketing offerings for a portion of our clients' overall marketing budget by demonstrating the value of our products and services relative to these other marketing programs available to our advertising clients.

Financing Solutions
We offer a variety of finance and payment solutions to clients to finance their equipment and product purchases, rental and lease payments, postage replenishment and supplies purchases. We establish credit approval limits and procedures based on the credit quality of the client and the type of product or service provided to control risk in extending credit to clients. In addition, we utilize an automatic approval program for certain leases. This program is designed to facilitate low dollar transactions by utilizing historical payment patterns and losses realized for clients with common credit characteristics. The program defines the criteria under which we will accept a client without performing a more detailed credit investigation, such as maximum equipment cost, a client's time in business and payment experience.

We closely monitor the portfolio by analyzing industry sectors and delinquency trends by product line, industry and client to ensure reserve levels and credit policies reflect current trends. Management continues to closely monitor credit lines and collection resources and revise credit policies as necessary to be more selective in managing the portfolio.

Our financing operations face competition, in varying degrees, from large, diversified financial institutions, including leasing companies, commercial finance companies and commercial banks, as well as small, specialized firms.

Research, Development and Intellectual Property
We invest in research and development programs to develop new products and solutions, enhance the effectiveness and functionality of existing products and solutions and deliver high value technology, innovative software and differentiated services in high value segments of the market. As a result of our research and development efforts, we have been awarded a number of patents with respect to several of our existing and planned products. However, our businesses are not materially dependent on any one patent or license or group of related patents or licenses.

Our research and development expenditures were $110 million, $110 million and $114 million in 2014, 2013 and 2012, respectively. In 2015, research and development activities will include investments in our DCS offerings. We will also invest in our mailing equipment product line to enhance the effectiveness, functionality and value proposition of these products and solutions.

Material Suppliers
We depend on third-party suppliers for a variety of services, components, supplies and a large portion of our product manufacturing. In certain instances, we rely on single-sourced or limited-sourced suppliers around the world because the relationship is advantageous due to quality, price, or there are no alternative sources. We have not historically experienced shortages in services, components or products and believe that our available sources for materials, components, services and supplies are adequate.

Regulatory Matters
We are subject to the regulations of postal authorities worldwide related to product specifications and business practices involving our postage meters. We are further subject to the regulations of the State of Utah Department of Financial Institutions and the FDIC with respect to the operations of the Bank and certain company affiliates that provide services to the Bank. We are also subject to the regulations of transportation, customs and other trade authorities worldwide related to the cross-border shipment of equipment, materials and parcels. In addition, we are subject to regulations worldwide concerning data privacy and security for our businesses that use, process and store certain personal, confidential or proprietary data.

Employees and Employee Relations
At December 31, 2014, we have approximately 10,600 employees in North America and 4,600 employees internationally. We believe that our current relations with employees are good. Management keeps employees informed of decisions and encourages and implements employee suggestions whenever practicable.

Executive Officers of the Registrant
Our executive officers are as follows:

Name	Age	Title	Executive Officer Since
Marc B. Lautenbach	53	President and Chief Executive Officer	2012
Daniel J. Goldstein	53	Executive Vice President and Chief Legal and Compliance Officer	2010
Abby F. Kohnstamm	61	Executive Vice President and Chief Marketing Officer	2013
Michael Monahan	54	Executive Vice President, Chief Operating Officer and Chief Financial Officer (1)	2005
Roger J. Pilc	47	Executive Vice President and Chief Innovation Officer	2013
Mark L. Shearer	58	Executive Vice President and President, Pitney Bowes SMB Mailing Solutions	2013
Johnna G. Torsone	64	Executive Vice President and Chief Human Resources Officer	1993
Mark F. Wright	57	Executive Vice President and President, Pitney Bowes Digital Commerce Solutions	2013
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

Mr. Shearer joined the company as Executive Vice President and President, Pitney Bowes SMB Mailing Solutions in April 2013. Before joining Pitney Bowes, Mr. Shearer held numerous positions during his 30 year career at IBM, including general management, business and product strategy, and marketing. Before his retirement from IBM in 2010, he served as Vice President, Marketing and Strategy for IBM’s hardware business.

Mr. Wright joined the company as Executive Vice President and President, Pitney Bowes Software Solutions in April 2013. In February 2014, the board of directors elected him to the office of Executive Vice President and President, Pitney Bowes Digital Commerce Solutions. Before joining Pitney Bowes, Mr. Wright served as Executive Vice President, Enterprise Solutions Group, Information Global Solutions.

(1)	Mr. Monahan was appointed to the newly created position of Chief Operating Officer effective February 9, 2015. He will continue his role as Chief Financial Officer.

ITEM 1A. RISK FACTORS

Our operations face certain risks that should be considered in evaluating our business. We manage and mitigate these risks on a proactive basis, including through the use of an enterprise risk management program. Nevertheless, the following risk factors, some of which may be beyond our control, could materially impact our business, financial condition, results of operations, brand and reputation, and may cause future results to be materially different than our current expectations. These risk factors are not intended to be all inclusive.

We are subject to postal regulations and processes, which could adversely affect our revenue and profitability.
A significant portion of our revenue and profitability is directly or indirectly subject to regulation and oversight by postal authorities worldwide. We depend on a healthy postal sector in the geographic markets where we do business, which could be influenced positively or negatively by legislative or regulatory changes in those countries. Our revenue and profitability in a particular country could be affected by adverse changes in postal regulations, the business processes and practices of individual posts, the decision of a post to enter into particular markets in direct competition with us and the impact of any of these changes on postal competitors that do not use our products or services. These changes could affect product specifications, service offerings, client behavior and the overall mailing industry.

The volume of physical mail delivered via traditional postal services has been declining and is projected to continue to decline. If we are not successful at addressing this decline and transitioning to more digital-based products and services, our results of operations and profitability could be adversely impacted.
The historical decline in mail volumes has had an adverse impact on our revenues and profitability and is expected to continue to influence our revenue and profitability in the future. We have been employing strategies for stabilizing our mailing business and providing our clients broader access to products and services through online and direct sales channels. In addition, we are introducing new products and services and transitioning our current products and services to more digital offerings; however, the margins associated with these digital offerings are typically lower than our traditional mailing business. There is no guarantee that these offerings will be widely accepted in the marketplace, and they will likely face competition from existing and emerging alternative products and services.
Further, an accelerated or sudden decline in physical mail volumes could have an adverse effect on our mailing business. An accelerated or sudden decline could result from, among other things, changes in our clients' communication behavior, changes in communication technologies or legislation or regulations that mandate electronic substitution, prohibit certain types of mailings, increase the difficulty of using information or materials in the mail, or impose higher taxes or fees on mailing or postal services.
If we are not successful at meeting the continuing challenges faced in our mailing business, or if physical mail volumes were to experience an accelerated or sudden decline, our financial results could be negatively impacted.

If we are not successful in increasing revenue in our DCS segment, our consolidated revenues, profitability and long-term growth could be adversely impacted.
We are executing on a strategy to grow revenue significantly in our DCS segment. The successful execution of this strategy will require us to make continued investments in research and development opportunities that offer the greatest potential for near and long-term growth. These investments include, among other things, new and enhanced offerings in our global ecommerce, location intelligence and customer engagement solutions, and the specialization of sales channels. However, the process of developing new technologies, products and solutions can be time-consuming, costly and uncertain, and there are no guarantees that we will be successful developing new technologies and solutions to meet rapidly changing customer needs. Further, even if we are successful at developing new technologies and solutions, they may not be accepted by the marketplace.

We may not realize the anticipated benefits from our planned implementation of a new Enterprise Resource Planning (ERP) system, and the transition to the new ERP system may not be uninterrupted or error-free.
We are in the process of implementing a new ERP system that is expected to provide operating cost savings through the elimination of redundant systems and strategic efficiencies through the use of a standardized, integrated system. We have made and will continue to make significant investments and incur incremental expenses over the course of the implementation of this ERP system. We expect this implementation will begin in 2015 and occur in stages over the next few years. If the implementation of the system is not successful, or is delayed, the expected operating cost savings and strategic efficiencies may be delayed or may not be obtained or sustainable.
Further, the transition to the new ERP system will affect numerous systems necessary for the company's operation. If we fail to correctly implement one or more components of the new ERP system, we could experience significant disruption to our operations. Such disruptions could include, among other things, temporary loss of data, inability to process certain orders, failure of systems to communicate with each other and the inability to track or reconcile key data.

If we are unable to protect our information technology systems against service interruptions, misappropriation of data, or breaches of security resulting from cyber-attacks or other events, or we encounter other unforeseen difficulties in the operation of our information technology systems, our operations could be disrupted, our reputation may be harmed and we could be subject to legal liability or regulatory enforcement action.
Several of our businesses use, process and store proprietary information and confidential data relating to our businesses, clients and employees. Privacy laws and similar regulations in many jurisdictions where we do business, as well as customer demands, require that we take significant steps to safeguard this information. Both customer demands and legal requirements continue to evolve. We have security systems and procedures in place designed to protect against unauthorized access to such information. However, there is no guarantee that experienced computer programmers or hackers will not be able to breach our security systems and misappropriate confidential information. Breaches of our security systems could result in the loss of data or the unauthorized disclosure or misuse of confidential information of our clients or our clients' customers. This could result in harm to our reputation, damage to our systems, governmental inquiries, investigations or regulatory enforcement action, the payment of fines or other penalties, legal claims by our clients and the payment of significant remediation costs.

We rely on the continuous and uninterrupted performance of our information technology systems to support numerous business processes and activities, to support and service our clients and to support postal services. We maintain secure systems to collect revenue for certain postal services, which is critical to enable both our systems and the postal systems to run reliably. These systems are subject to adverse acts of nature, targeted or random security breaches, cyber-attacks, computer viruses, vandalism, power loss, computer or communications failures and other unexpected events. We have disaster recovery plans in place to protect our business operations in case of such events; however, there can be no guarantee that these plans will function as designed. If our information technology systems are damaged or cease to function properly, we could be prevented from fulfilling orders and servicing clients and postal services. Also, we may have to make a significant investment to repair or replace these systems, and could suffer loss of critical data and interruptions or delays in our operations.

We depend on third-party suppliers and outsource providers and our business could be adversely affected if we fail to manage these constituents effectively.
We depend on third-party suppliers and outsource providers for a variety of services, components and supplies, including a large portion of our product manufacturing and some non-core functions and operations. In certain instances, we rely on single-sourced or limited-sourced suppliers and outsourcing vendors around the world because doing so is advantageous due to quality, price or lack of alternative sources. If production or services were interrupted and we were not able to find alternate third-party suppliers, we could experience disruptions in manufacturing and operations including product shortages, higher freight costs and re-engineering costs. If outsourcing services were interrupted, not performed, or the performance was poor, our ability to process, record and report transactions with our clients and other constituents could be impacted. Such interruptions in the provision of supplies and/or services could impact our ability to meet client demand, damage our reputation and client relationships and adversely affect our revenue and profitability.

Capital market disruptions and credit rating downgrades could adversely affect our ability to provide financing services to our clients and to fund various discretionary priorities, including business investments, acquisitions and dividend payments.
We fund our financing activities with a combination of cash generated from operations, deposits held in the Bank and access to the U.S. capital markets to facilitate short and long-term borrowings. Our ability to access the U.S. capital markets and the cost associated with our funding activities is dependent on our credit ratings and market volatility.
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

The loss of any of the company’s largest clients or business partners in our DCS segment could have a material adverse effect on the segment.
The DCS segment is dependent on a relatively small number of significant clients and business partners for a large portion of its revenue. The loss of any of these larger clients or business partners, or a substantial reduction in their use of our products or services, could have a material adverse effect on the revenue and profitability of the segment. There can be no assurance that our larger clients and business partners will continue to utilize our products or services at current levels, or that we would be able to replace any of these clients or business partners with others who can generate revenue at current levels.

Our inability to obtain and protect our intellectual property and defend against claims of infringement by others may negatively impact our operating results.
We rely on copyright, trade secret, patent and other intellectual property laws to establish and protect proprietary rights that are important to our business. If we fail to enforce our intellectual property rights, our business may suffer. We, our clients, or our suppliers, may be subject to third-party claims of infringement on intellectual property rights. These claims, if successful, may require us to redesign affected products, enter into costly settlement or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products.

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
As we increase our focus towards providing more digital technology and software solutions while maintaining a leadership role in the mailing industry, we may make strategic acquisitions or divest certain businesses. These acquisitions and divestitures may involve significant risks and uncertainties, which could have an adverse effect on our operating results, including:

•	the loss of key employees or clients of businesses acquired or divested;

•	significant charges to earnings for employee severance and other restructuring costs, goodwill and asset impairments and legal, accounting and financial advisory fees;

•	difficulties in achieving anticipated benefits or synergies from acquisitions and divestitures;

•
difficulties in integrating newly acquired businesses and operations, including combining product and service offerings and entering new markets, or reducing fixed costs previously associated with divested businesses; and

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

Our investment in rebranding the company and enhancing marketing programs to build the market awareness necessary to create demand for our businesses may not result in increased revenue and could adversely affect our profitability.
Our new brand strategy and identity are important to the next phase of our global business transformation. Our phased roll-out of the new branding is integrated into the way we sell and service clients, including sales collateral and the digital experience of getting information, service performance and transacting on our website. These factors are important to maintaining acceptance of our products and services by our existing clients and achieving increased acceptance with new clients. We expect increased spending in brand development and marketing promotion activities and if this increased spending does not result in increased revenue sufficient to offset these expenses, our profitability could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own or lease numerous facilities worldwide, which house general offices, including our corporate headquarters located in Stamford, Connecticut, sales offices, service locations, data centers and call centers. We conduct research and development, manufacturing and assembly, product management, information technology and many other activities at our Global Technology Center located in Danbury, Connecticut. We also have research and development facilities located in Noida, India and Pune, India. Management believes that our facilities are well maintained, are in good operating condition and are suitable and adequate for our current business needs.

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

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol "PBI" and is principally traded on the New York Stock Exchange (NYSE). At January 31, 2015, we had 18,689 common stockholders of record. The following table sets forth the high and low sales prices, as reported on the NYSE, and the cash dividends paid per share of common stock, for the periods indicated.

	Stock Price		Dividend Per Share
	High	Low
2014
First Quarter	$26.63	$21.01	$0.1875
Second Quarter	$28.23	$24.06	0.1875
Third Quarter	$28.37	$24.63	0.1875
Fourth Quarter	$25.68	$22.38	0.1875
			$0.75
2013
First Quarter	$15.56	$10.71	$0.3750
Second Quarter	$16.43	$13.12	0.1875
Third Quarter	$18.82	$13.76	0.1875
Fourth Quarter	$24.18	$18.21	0.1875
			$0.9375

Share Repurchases
We may periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes. During 2014, we repurchased 1,863,262 shares of our common stock in the open market at an average share price of $26.84. There were no share repurchases during the fourth quarter of 2014. At December 31, 2014, we have authorization to repurchase up to $100 million of our common stock.

Stock Performance Graph
In 2014, we revised our peer group in response to our enhanced focus on software and technology. Our new peer group consists of services, industrial and technology companies with revenues of $3 to $22 billion and market capitalization of $2 to $16 billion.

Our new peer group is comprised of: Alliance Data Systems Corporation, Diebold, Incorporated, DST Systems Inc., EchoStar Corp., Fidelity National Information Services, Inc., Fiserv, Inc., Harris Corporation, Iron Mountain Inc., Lexmark International Inc., NCR Corp., Pitney Bowes Inc., R.R. Donnelley & Sons Company, Rockwell Automation Inc., Unisys Corporation, The Western Union Company and Xerox Corporation.

Our prior peer group was comprised of: Agilent Technologies Inc., Alliance Data Systems Corporation, Avery Dennison Corp., Diebold, Incorporated, DST Systems Inc., Fiserv, Inc., Harris Corporation, Iron Mountain Inc., Lexmark International Inc., NCR Corp., Pitney Bowes Inc., R.R. Donnelley & Sons Company., Rockwell Automation Inc., Unisys Corporation and Xerox Corporation.

The accompanying graph and table below compare the most recent five-year share performance of Pitney Bowes, the Standard and Poor's (S&P) 500 Composite Index, our new peer group and our prior peer group. On a total return basis, assuming reinvestment of all dividends, $100 invested in Pitney Bowes, the S&P 500 Composite Index, the new peer group and the prior peer group on December 31, 2009 would have been worth $149, $205, $203 and $205, respectively, on December 31, 2014.

All information is based upon data independently provided to us by Standard & Poor's Corporation and is derived from their official total return calculation. Total return for the S&P 500 Composite Index and each peer group is based on market capitalization, weighted for each year. The stock price performance is not necessarily indicative of future stock price performance.

	Indexed Returns December 31,
Company Name / Index	2009	2010	2011	2012	2013	2014
Pitney Bowes	$100	$114	$93	$60	$139	$149
S&P 500	$100	$115	$117	$136	$180	$205
New Peer Group	$100	$115	$110	$120	$185	$203
Old Peer Group	$100	$121	$110	$125	$191	$205

ITEM 6. SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with the more detailed consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Total revenue	$3,821,504	$3,791,335	$3,823,713	$4,030,669	$4,125,101

Amounts attributable to common stockholders:
Net income from continuing operations	$300,006	$287,612	$379,107	$418,967	$244,460
Income (loss) from discontinued operations	33,749	(144,777)	66,056	198,513	47,919
Net income - Pitney Bowes Inc.	$333,755	$142,835	$445,163	$617,480	$292,379

Basic earnings per share attributable to common stockholders (1):
Continuing operations	$1.49	$1.43	$1.89	$2.07	$1.19
Discontinued operations	0.17	(0.72)	0.33	0.98	0.23
Net income - Pitney Bowes Inc.	$1.65	$0.71	$2.22	$3.06	$1.42

Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$1.47	$1.42	$1.88	$2.07	$1.18
Discontinued operations	0.17	(0.71)	0.33	0.98	0.23
Net income - Pitney Bowes Inc.	$1.64	$0.70	$2.21	$3.05	$1.41

Cash dividends paid per share of common stock	$0.75	$0.9375	$1.50	$1.48	$1.46

Balance sheet data:
	December 31,
	2014	2013	2012	2011	2010
Total assets	$6,485,693	$6,772,708	$7,859,891	$8,147,104	$8,444,023
Long-term debt	$2,927,127	$3,346,295	$3,642,375	$3,683,909	$4,239,248
Total debt	$3,252,006	$3,346,295	$4,017,375	$4,233,909	$4,289,248
Noncontrolling interests (Preferred stockholders' equity in subsidiaries)	$296,370	$296,370	$296,370	$296,370	$296,370

(1)	The sum of earnings per share may not equal the totals due to rounding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements based on management's current expectations, estimates and projections and involve risks and uncertainties. Our actual results may differ significantly from those currently expressed in our forward-looking statements as a result of various factors, including those factors described under "Forward-Looking Statements" and "Risk Factors" contained elsewhere in this Annual Report. All table amounts are presented in thousands of dollars, unless otherwise stated.
Overview
Revenue for 2014 increased 1% to $3,822 million compared to $3,791 million in 2013. Business service revenue increased 23% over the prior year, primarily due to growth in our global ecommerce solutions and higher volumes of first-class mail processed and improved operational efficiencies in our presort business. Software revenue increased 8% due to higher software licensing revenue. Supplies revenue increased 5% due to the growing base of production print equipment and improved sales in our mailing business. Partially offsetting these increases was a decline in equipment sales of 11% primarily due to strong sales of production print equipment in 2013 and lower equipment sales in our mailing business. Rentals and support services declined 5% and 3%, respectively, due to a decline in the number of installed meters worldwide and financing revenue declined 4% because of lower equipment sales in prior periods.

Looking at our operating segments, DCS revenue grew 21% primarily due to increased parcel volumes using our global ecommerce solutions and higher software licensing revenue. Enterprise Business Solutions revenue declined 2% due to a 10% decline in Production Mail revenue primarily as a result of strong sales of production print equipment in 2013. This decline was partially offset by a 6% increase in Presort Services due to higher volumes of first-class mail processed and improved operational efficiencies. SMB revenue declined 4% primarily due to continued declines in mail volumes and our installed meter population.

Net income from continuing operations and earnings per diluted share for the year were $300 million and $1.47, respectively, compared to $288 million and $1.42, respectively, in 2013. The increase was primarily due to lower selling, general and administrative expenses primarily due to the benefits of our restructuring actions, changes in our go-to-market strategy and other productivity initiatives. An increase in the effective tax rate partially offset these benefits.

We generated cash flow from operations of $656 million, received $102 million from the sale of businesses and issued $509 million of long-term debt. We used these proceeds to redeem $600 million of debt, fund capital investments of $181 million, pay dividends of $170 million and repurchased $50 million of our common shares. At December 31, 2014, cash and cash equivalents was $1,079 million.

Outlook
Our growth initiatives continue to focus on leveraging our expertise in physical and digital communications, hybrid communications and the development of products, software, services and solutions that help our clients connect with customers to power commerce and grow their businesses. In 2015, we will make significant investments to begin implementing our ERP program, expand our marketing efforts to build awareness of our unique capabilities and refreshed brand identity and complete our go-to-market initiatives globally. We anticipate these incremental expenses could approximate $0.15 to $0.18 per diluted share in 2015. However, we anticipate the continued benefits from prior restructuring programs and the transition to an inside sales organization should mostly offset the incremental costs associated with the ERP implementation and expanded brand and marketing programs. We also expect the incremental expenses incurred in 2015 to provide profitability benefits in 2016 and beyond.

We expect revenue and profitability growth in our DCS segment to be driven by increasing volumes associated with our global ecommerce solutions, including a full year benefit of our U.K. outbound cross-border services, continued licensing demand for our location intelligence, customer information management and customer engagement solutions and higher revenue from marketing services and shipping solutions driven by new client acquisitions and expanded services provided to existing clients.

Within the SMB group, we expect revenue to decline, but at a moderating rate as trends in our North America mailing business continue to progress and stabilize and we see improved sales productivity from our go-to-market initiatives. In our International Mailing business, we expect revenue to be challenged due in part to the uncertain macro-economic environment in Europe, potential distractions from the roll-out of our go-to-market strategy, and as a result of our 2014 initiatives to exit certain non-core product lines in Norway and transition our business in certain European countries to a dealer network.

Within the Enterprise Business Solutions group, we expect continued revenue and profitability growth in our Presort Services segment due to client expansion, higher processed mail volumes and operational efficiencies. Within our Production Mail segment, we anticipate that revenue growth could be challenged by the uncertain macro-economic environment in Europe, the impact on revenue from the transition of our business in certain European countries to a dealer network and declining services revenue.

In recent months, we have seen a considerable strengthening of the U.S. dollar. A continuing strong U.S. dollar could adversely affect our reported revenues and profitability, both from a translation perspective as well as a competitive perspective, as the cost of our international competitors' products and solutions improves relative to our products and solutions. A strengthening dollar could also affect the demand for U.S. goods sold to consumers in other countries through our global ecommerce solutions.
RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

Revenue
	Year Ended December 31,			% change
	2014	2013	2012	2014	2013
Equipment sales	$770	$868	$841	(11)%	3%
Supplies	300	286	279	5%	2%
Software	430	398	413	8%	(3)%
Rentals	485	512	541	(5)%	(5)%
Financing	433	449	481	(4)%	(7)%
Support services	625	647	675	(3)%	(4)%
Business services	779	631	594	23%	6%
Total revenue	$3,822	$3,791	$3,824	1%	(1)%

Cost of revenue
	Year Ended December 31,
	2014		2013		2012
	$	% of revenue	$	% of revenue	$	% of revenue
Cost of equipment sales	$366	47.5%	$423	48.7%	$378	45.0%
Cost of supplies	94	31.2%	89	31.3%	86	30.7%
Cost of software	124	28.8%	111	27.8%	115	28.0%
Cost of rentals	97	20.1%	100	19.6%	110	20.3%
Financing interest expense	78	18.1%	78	17.3%	77	16.1%
Cost of support services	377	60.3%	400	61.9%	420	62.2%
Cost of business services	545	70.0%	450	71.3%	396	66.7%
Total cost of revenue	$1,681	44.0%	$1,651	43.5%	$1,582	41.4%

Equipment sales
Equipment sales decreased 11% in 2014 compared to 2013. Approximately half of this decrease came from lower sales of production mail inserters and high-speed printers and half came from lower sales in our SMB group. The decline in production mail inserters and high-speed production printers was due to significant installations of this equipment for certain enterprise customers in 2013. In our mailing business, equipment sales declined due to a temporary distraction from the transition to an inside sales organization and reassignment of accounts and resources in North America, the exit of certain non-core product lines in Norway, the transition of our business in certain European countries to a dealer network and lower sales in France. Cost of equipment sales as a percentage of equipment sales revenue decreased to 47.5% compared to 48.7% in the prior year primarily due to the decline in sales of production printers, which have a lower margin relative to other products.
Equipment sales increased 3% in 2013 compared to 2012. Higher sales of production printers globally and sorting equipment in North America drove a 5% increase in equipment sales; however, lower mailing equipment sales in North America accounted for a 2% decrease in equipment sales. Cost of equipment sales as a percentage of equipment sales revenue increased to 48.7% compared with 45.0% in the prior year primarily due to a higher mix of production printers, which have a lower margin relative to other products.

Supplies
Supplies revenue increased 5% in 2014 compared to 2013. Of this amount, 3% was due to targeted outreach to customers and favorable pricing in our postage meter business and the remaining 2% was due to the growing base of production print equipment. Cost of supplies as a percentage of supplies revenue was virtually unchanged at 31.2% in 2014 compared to 31.3% in 2013.
Supplies revenue increased 2% in 2013 compared to 2012 primarily due to supply sales related to the growing base of production print equipment installations. Supplies sales for our postage meter business in 2013 were flat compared to 2012 due to higher ink sales in the U.K. and a slowing decline in worldwide meter population trends. Cost of supplies as a percentage of supplies revenue was 31.3% compared to 30.7% in the prior year primarily due to lower relative margins on supplies for production print equipment.

Software
Software revenue increased 8% in 2014 compared to 2013, primarily due to a 33% worldwide increase in licensing revenue. Cost of software as a percentage of software revenue increased to 28.8% compared to 27.8% in the prior year primarily due to investments in the specialization of the software sales channel and higher production costs.
Software revenue decreased 3% in 2013 compared to 2012 primarily due to constrained public sector spending, especially in our international markets, and lower licensing revenue in North America. This decrease was partially offset by licensing revenue from our digital mail delivery service offering. Cost of software as a percentage of software revenue improved slightly to 27.8% compared with 28.0% in the prior year.

Rentals
Rentals revenue decreased 5% in 2014 compared to 2013. Of this amount, 4% was due to a reduction in the number of installed meters and clients downgrading to lower cost, less functional machines as a result of declining mail volumes. Lower rentals revenue in France accounted for the remaining 1% decrease. Cost of rentals as a percentage of rentals revenue increased to 20.1% compared to 19.6% in the prior year primarily due to a higher proportion of fixed costs as a percentage of revenue.
Rentals revenue decreased 5% in 2013 compared to 2012 primarily due to a decline in our installed meter base in North America and a customer driven change in mix from rental to equipment sales in France. Cost of rentals as a percentage of rentals revenue improved to 19.6% compared with 20.3% in the prior year primarily due to lower depreciation expense.

Financing
We earn finance revenue primarily on sales-type leases from equipment sales. As a result of declining equipment sales in prior periods, financing revenue has also been declining year-over-year. We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume a 10:1 leverage ratio of debt to equity and apply our overall effective interest rate to the average outstanding finance receivables. Despite lower average outstanding finance receivables, financing interest expense as a percentage of financing revenue has increased in 2014 compared to 2013 and 2013 compared to 2012 due to an increase in our overall effective interest rate.

Support Services
Support services revenue decreased 3% in 2014 compared to 2013 primarily due to declines in our mailing business due to fewer installed mailing machines in North America, the exit of certain non-core product lines in Norway and the transition of our business in certain European countries to a dealer network. Cost of support services as a percentage of support services revenue improved to 60.3% in 2014 compared to 61.9% in 2013 primarily due to continued focus on expense reductions and productivity initiatives.
Support services revenue decreased 4% in 2013 compared to 2012 primarily due to a decline in equipment maintenance revenue resulting from fewer mailing and production machines in service. Cost of support services as a percentage of support services revenue improved slightly to 61.9% in 2013 compared to 62.2% in 2012.

Business Services
Business services revenue increased 23% in 2014 compared to 2013. Of this amount, 17% was due to higher volumes in our global ecommerce solutions, 4% was due to higher volumes of first-class mail processed and improved operational efficiencies in our presort business and 2% was due to higher marketing services fees due to new clients. Cost of business services as a percentage of business services revenue improved to 70.0% in 2014 compared to 71.3% in 2013 as margin improvement in our presort operations and marketing services more than offset our continuing investment in our global ecommerce solutions.
Business services revenue increased 6% in 2013 compared to 2012. Revenue from our global ecommerce solutions increased revenue by 10%, but lower marketing services fees resulting from certain contract renewals decreased revenue by 4%. Cost of business services as a percentage of business services revenue increased to 71.3% in 2013 compared to 66.7% in 2012 primarily due to continuing investment in our global ecommerce solutions and lower marketing services fees.

Selling, general and administrative (SG&A)
SG&A expense decreased 3% in 2014 compared to 2013. The decrease was primarily due to the benefits of our restructuring actions and productivity initiatives and lower depreciation expense. These benefits were partially offset by expenses of $36 million incurred in connection with expanded branding and marketing programs and the planned implementation of an ERP system.
SG&A expense decreased 5% in 2013 compared to 2012 primarily driven by lower employee-related costs resulting from ongoing restructuring actions and productivity initiatives.

Restructuring charges and asset impairments, net
In 2013, we initiated actions designed to enhance our responsiveness to changing market conditions, further streamline our business operations, reduce our cost structure and create long-term flexibility to invest in growth (Operational Excellence). This program was completed as of December 31, 2014. Total restructuring charges recorded in 2013 and 2014 related to this program were $157 million. We anticipate this program will provide annualized pre-tax benefits of $130 to $165 million, net of investments, by 2016. In addition, a non-cash asset impairment charge of $26 million was recorded in 2013 to write-down the carrying value of our corporate headquarters building to its fair value. See Note 11 to the Consolidated Financial Statements for further details.

Other expense, net
Other expense, net for 2014 includes costs of $62 million incurred in connection with the early redemption of debt offset by $16 million recognized in connection with the divestiture of a partnership investment. See Liquidity and Capital Resources - Financings and Capitalization and Note 14 to the Consolidated Financial Statements for further details.
Other expense, net for 2013 includes costs associated with the early redemption of debt. See Liquidity and Capital Resources - Financings and Capitalization for further details.
Other expense, net in 2012 includes losses of $6 million on a forward rate swap agreement, $2 million on the early redemption of debt and $4 million on the sale of leveraged lease assets offset by income of $11 million from insurance proceeds received in connection with the 2011 presort facility fire.

Income taxes
See Note 14 to the Consolidated Financial Statements.

Discontinued operations
See Note 3 to the Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests
See Note 15 to the Consolidated Financial Statements.

Business Segments
The principal products and services of each of our reportable segments are as follows:
Small & Medium Business Solutions:
North America Mailing: Includes the revenue and related expenses from the sale, rental, financing and servicing of mailing equipment and supplies for small and medium businesses to efficiently create mail and evidence postage in the U.S. and Canada.
International Mailing: Includes the revenue and related expenses from the sale, rental, financing and servicing of mailing equipment and supplies for small and medium businesses to efficiently create mail and evidence postage in areas outside North America.

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

Digital Commerce Solutions:
Digital Commerce Solutions: Includes the worldwide revenue and related expenses from (i) the sale of non-equipment-based mailing, customer information management, location intelligence and customer engagement solutions and related support services; (ii) shipping and global ecommerce solutions; and (iii) direct marketing services for targeted clients.
Segment earnings before interest and taxes (EBIT) is determined by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and asset impairment charges, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides investors with a useful measure of our operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. Refer to Note 2 to the Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes.
Revenue and EBIT by business segment are presented in the tables below.

	Revenue
	Year Ended December 31,			% change
	2014	2013	2012	2014	2013
North America Mailing	$1,492	$1,555	$1,644	(4)%	(5)%
International Mailing	573	603	602	(5)%	—%
Small & Medium Business Solutions	2,065	2,158	2,246	(4)%	(4)%

Production Mail	462	512	480	(10)%	6%
Presort Services	457	430	430	6%	—%
Enterprise Business Solutions	919	942	910	(2)%	3%

Digital Commerce Solutions	838	691	668	21%	4%
Total	$3,822	$3,791	$3,824	1%	(1)%

	EBIT
	Year Ended December 31,			% change
	2014	2013	2012	2014	2013
North America Mailing	$642	$641	$647	—%	(1)%
International Mailing	89	71	76	24%	(6)%
Small & Medium Business Solutions	731	712	723	3%	(1)%

Production Mail	48	55	49	(14)%	12%
Presort Services	98	83	106	18%	(22)%
Enterprise Business Solutions	146	138	155	5%	(11)%

Digital Commerce Solutions	84	55	53	53%	3%
Total	$961	$905	$931	6%	(3)%
Small & Medium Business Solutions
North America Mailing
North America Mailing revenue decreased 4% in 2014 compared to 2013. This decrease was due to lower rentals revenue and support services revenue due to a decline in the number of installed meters in service and lower equipment sales primarily due to a temporary distraction due to the transition to an inside sales organization and reassignment of accounts and resources. Financing revenue also declined due to lower equipment sales in current and prior years, but was offset by higher supply sales due to sales efficiencies and favorable pricing. Despite the decline in revenue, EBIT remained relatively flat due to cost savings from the transition to an inside sales organization and other ongoing productivity initiatives and cost reductions.
North America Mailing revenue decreased 5% in 2013 compared to 2012. Recurring stream revenues, comprised of supplies, rentals and financing revenue, declined 5% primarily due to fewer meters in service and lower equipment sales in prior periods. The decline in recurring stream revenues caused a 3% decline in North America Mailing revenue. The remaining 2% decrease was due to lower equipment sales and support services revenue primarily due to declines in the U.S. EBIT decreased 1% in 2013 compared to 2012 due to the decline in revenue, partially offset by various productivity initiatives. EBIT also benefited from the progress made in implementing our go-to-market strategy designed to improve the sales process and reduce costs by providing our clients broader access to products and services through online and direct sales channels.

International Mailing
International Mailing revenue decreased 5% in 2014 compared to 2013 primarily due to the exit of certain non-core product lines in Norway, the transition of our business in certain European countries to a dealer network and lower equipment sales and rentals in France. EBIT increased 24% in 2014 compared to 2013 primarily due to productivity and cost reduction initiatives and savings from the transition to an inside sales organization in certain European markets.
International Mailing revenue in 2013 was relatively flat compared to 2012 as higher equipment sales, supplies sales and financing revenue were offset by lower rental revenue. Equipment sales increased 1% primarily due to higher sales in France and Germany, partially offset by lower sales in the U.K. Supplies revenue increased 2% due to a stabilization in our international meter population, favorable pricing in the U.K. and higher sales in Asia-Pacific. Rentals revenue declined 8% primarily due to a change in mix from rental to equipment sales in France. EBIT decreased 6% in 2013 compared to 2012 primarily due to lower margins on equipment sales.

Enterprise Business Solutions
Production Mail
Production Mail revenue decreased 10% in 2014 compared to 2013 primarily due to a 19% decline in equipment sales due to significant installations of production mail inserters and high-speed printers to certain enterprise customers in 2013. Support services revenue also declined but was more than offset by higher supplies revenue due to the growing base of production printers. EBIT decreased 14% in 2014 compared to 2013 primarily due to the decline in revenue.
Production Mail revenue increased 6% in 2013 compared to 2012. Higher sales and installations of large production printers globally and sorters in North America increased Production Mail revenue 8%, while higher supplies sales due to the growing base of production printers increased Production Mail revenue 2%. These increases were partially offset by lower support services revenue primarily due to fewer maintenance contracts on new equipment installations which caused a 3% decline in Production Mail revenue. EBIT increased 12% in 2013 compared to 2012 primarily due to the increase in revenue and productivity improvement initiatives.

Presort Services
Presort Services revenue increased 6% in 2014 compared to 2013 primarily due to a 2% increase in the volume of first-class mail processed and improved operational efficiencies. EBIT increased 18% in 2014 compared to 2013 primarily due to the increase in revenue and improved operational efficiencies.
Presort Services revenue in 2013 was flat compared to 2012 as reduced discounts in certain presort categories offset the impact of a 2% increase in presort mail volumes. EBIT decreased 22% in 2013 compared to 2012 primarily due to a benefit of $11 million from insurance recoveries in 2012 and margin compression in 2013.

Digital Commerce Solutions
DCS revenue increased 21% in 2014 compared to 2013. Of this amount, 16% was due to higher revenue from our global ecommerce solutions due to an increase in the number of orders processed and parcels shipped. Late in the third quarter, we began outbound ecommerce services from the U.K., which had a small benefit to the full-year revenue. Higher licensing revenue from our software solutions products, particularly enterprise location intelligence, increased DCS revenue 5%. Licensing revenue increased 36% in North America and 29% internationally, primarily due to product enhancements and investments in the specialization of the software sales channel. EBIT increased 53% in 2014 compared to 2013 primarily due to the increase in revenue and improved operating leverage which offset fixed costs and continued investments in global ecommerce technology and infrastructure.
DCS revenue increased 4% in 2013 compared to 2012. Revenue from our global ecommerce solutions and our digital mail delivery service drove a 10% increase in DCS revenue. However, this revenue growth was partially offset by a decline in worldwide software revenue and lower marketing services fees, which caused DCS revenue to decline 4% and 3%, respectively. EBIT increased 3% in 2013 compared to 2012 as higher volumes in global ecommerce parcels helped partially offset the high level of fixed costs and our continuing investment in this business and reduced margins on equipment sales.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity under our commercial paper program will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends and share repurchases. Cash and cash equivalents and short-term investments were $1,111 million at December 31, 2014 and $939 million at December 31, 2013. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash and cash equivalents held by our foreign subsidiaries were $470 million at December 31, 2014 and $392 million at December 31, 2013. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.

Cash Flow Summary
The change in cash and cash equivalents is as follows:

	Year Ended December 31,			Change
	2014	2013	2012	2014	2013
Net cash provided by operating activities	$655	$625	$660	$30	$(35)
Net cash (used in) provided by investing activities	(143)	251	(87)	(394)	338
Net cash used in financing activities	(312)	(868)	(519)	556	(349)
Effect of exchange rate changes on cash and cash equivalents	(29)	(13)	3	(16)	(16)
Change in cash and cash equivalents	$171	$(5)	$57	$176	$(62)
Cash flows from operations increased $30 million in 2014 compared to 2013, primarily due to higher income and lower tax and interest payments partially offset by higher cash payments related to the early repayment of debt and changes in working capital accounts, primarily due to lower cash flows from changes in inventory and accounts receivable. Cash management initiatives implemented in 2013 significantly improved working capital and cash flows from operations last year. In 2014, we continue to see benefits from changes in accounts receivable and inventory; however, the benefits were not as dramatic as in 2013. The timing of payments for accounts payables and accrued liabilities partially offset these reductions in cash flow from working capital.

Cash flows from operations decreased $35 million in 2013 compared to 2012. The decrease in cash flow from operations was due to lower income and cash payments related to early repayment of debt. These decreases were partially offset by lower pension contributions, lower restructuring payments and increased cash from working capital management. During 2013, we implemented several cash management initiatives to improve working capital and cash flows from operations. These initiatives resulted in improved supply chain management, which resulted in lower inventory purchases and lower inventory levels, and lower accounts receivable through enhanced collection efforts, which resulted in an improvement in days sales outstanding. These cash flow improvements were offset by lower accounts payable and accrued liabilities due to the timing of payments.

Cash flows from investing activities were $394 million lower in 2014 compared to 2013. In 2014, we received $102 million from the sale of businesses compared to $390 million in 2013. Higher cash outflows of $54 million for the purchase of available for sale investments and $43 million of higher capital expenditures primarily due to spending on our global ERP system also contributed to the decrease in cash flows from investing activities in 2014.

Cash flows from investing activities increased $338 million in 2013 compared to 2012 mainly due to net proceeds of $390 million from the sale of businesses during 2013 and lower capital expenditures, partially offset by lower deposits at the Bank. Cash flow in 2012 included proceeds of $106 million from the sale of leveraged lease assets.

Cash flows from financing activities increased $556 million in 2014 and decreased $349 million in 2013 due to the timing of debt activity. See Financing and Capitalization section below for a detailed discussion of our debt activity for 2014, 2013 and 2012.

Financings and Capitalization
We are a Well-Known Seasoned Issuer with the SEC, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is an important source of liquidity for us and a committed credit facility of $1.0 billion to support our commercial paper issuances. During 2014, we did not borrow under our commercial paper program. In 2013, commercial paper borrowings averaged $52 million at a weighted-average interest rate of 0.41% and the maximum amount of commercial paper outstanding at any point in time was $300 million. The credit facility was renewed in January 2015 and expires in January 2020. We have not drawn upon the credit facility.

2014 Activity
We issued $500 million of 4.625% fixed rate 10-year notes. Interest is payable in March and September and the notes mature in March 2024, but may be redeemed, at any time, in whole or in part, at our option. If the notes are redeemed prior to December 15, 2023, the redemption price will be equal to the sum of 100% of the principal amount, accrued and unpaid interest and a make-whole payment. Net proceeds of $493 million received after fees and discounts were used to fund the 2014 Tender Offer (see below).
We redeemed an aggregate $500 million of the 5.75% Notes due 2017 and the 5.25% Notes due 2037 through a cash tender offer (the 2014 Tender Offer). Holders who validly tendered their notes received the principal amount, all accrued and unpaid interest and a premium payment. We incurred expenses of $62 million, consisting of the call premium, the write-off of unamortized costs and bank transaction fees.
We also repaid $100 million of outstanding Term Loans and received a loan of $16 million from the State of Connecticut in connection with the relocation of our corporate headquarters. The loan consists of a $15 million development loan and $1 million jobs-training grant that is subject to refund if certain conditions are not met. The loan requires monthly interest payments through November 2020 and principal and interest payments from December 2020 through maturity in November 2024.
We repurchased $50 million of our common shares during 2014.

2013 Activity
We issued $425 million of 6.7% fixed-rate 30-year notes. Interest is payable quarterly and the notes mature in March 2043, but may be redeemed, in whole or in part, at our option any time on or after March 2018 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. Net proceeds of $412 million received after fees and discounts were used to fund the 2013 Tender Offer (see below).

We redeemed an aggregate $405 million of the 4.875% Notes due 2014, the 5.0% Notes due 2015, and the 4.75% Notes due 2016 through a cash tender offer (the 2013 Tender Offer). Holders who validly tendered their notes received the principal amount, all accrued and unpaid interest and a premium payment. We received $5 million from the unwind of certain interest rate swap agreements and recognized a net loss of $25 million, consisting primarily of the premium payment.

We redeemed $375 million of maturing 3.875% notes and an additional $300 million of 4.875% notes that were scheduled to mature in August 2014. In connection with the early redemption of the notes, we received $3 million from the unwind of an interest rate swap and incurred expenses of $8 million, consisting primarily of a premium payment.

2012 Activity
We borrowed $230 million under term loan agreements that bear interest at the applicable London Interbank Offered Rate plus 2.25% or Prime Rate plus 1.25%, at our option. Interest is paid quarterly and the loans mature in 2015 and 2016. We also issued $110 million of 10-year notes with a coupon rate of 5.25%. Interest is paid quarterly and the notes mature in November 2022. However, we may redeem some or all of the notes at any time on or after November 2015 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. The proceeds from these issuances were for general corporate purposes, including the repayment of 2013 debt maturities.

Debt Maturities
We have $2 billion of debt maturing within the next five years, including $325 million due in 2015. While we fully expect to be able to fund these maturities with cash or by refinancing through the U.S. capital markets, these obligations could increase our vulnerability to adverse market conditions and impact our ability to refinance existing maturities.

Dividends
We paid dividends to our common stockholders of $152 million ($0.75 per share), $189 million ($0.9375 per share) and $301 million ($1.50 per share) in 2014, 2013 and 2012, respectively. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount of a dividend. There are no material restrictions on our ability to declare dividends.

Contractual Obligations
The following table summarizes our known contractual obligations at December 31, 2014 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due in
	Total	2015	2016-17	2018-19	After 2019
Debt maturities	$3,227	$325	$836	$900	$1,166
Interest payments on debt (1)	1,458	159	261	159	879
Non-cancelable operating lease obligations	211	47	62	34	68
Purchase obligations (2)	198	156	38	4	—
Pension plan contributions (3)	23	23	—	—	—
Retiree medical payments (4)	193	22	42	40	89
Total	$5,310	$732	$1,239	$1,137	$2,202

The amount and period of future payments related to our income tax uncertainties cannot be reliably estimated and are not included in the above table. See Note 14 to the Consolidated Financial Statements for further details.

(1)
Assumes all debt is held to maturity. Certain notes permit us to redeem, or the bondholders to require us to redeem, some or all of the applicable outstanding notes at par plus accrued interest before the scheduled maturity date.

(2)
Includes unrecorded agreements to purchase goods or services that are enforceable and legally binding upon us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)	Represents the amount of contributions we anticipate making to our pension plans during 2015; however, we will assess our funding alternatives as the year progresses.

(4)
Our retiree health benefit plans are non-funded plans and cash contributions are made each year to cover medical claims costs incurred. The amounts reported in the above table represent our estimate of future benefits payments.

Off-Balance Sheet Arrangements
At December 31, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations or liquidity. See Note 16 to the Consolidated Financial Statements for detailed information about our commitments and contingencies.

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

In these multiple element arrangements, revenue is allocated to each of the elements based on relative "selling prices" and the selling price for each of the elements is determined based on vendor specific objective evidence (VSOE). We establish VSOE of selling prices for our products and services based on the prices charged for each element when sold separately in standalone transactions. The allocation of relative selling price to the various elements impacts the timing of revenue recognition, but does not change the total revenue recognized. Revenue is allocated to the meter rental and equipment maintenance agreement elements using their respective selling prices charged in standalone and renewal transactions. For a sale transaction, revenue is allocated to the equipment based on a range of selling prices in standalone transactions. For a lease transaction, revenue is allocated to the equipment based on the present value of the remaining minimum lease payments. The amount allocated to equipment is compared to the range of selling prices in standalone transactions during the period to ensure the allocated equipment amount approximates average selling prices.

We also have multiple element arrangements containing only software and software related elements. Under these arrangements, revenue is allocated based on VSOE, which is based on company specific stand-alone sales data or renewal rates. If we cannot obtain VSOE for any undelivered software element, revenue is deferred until all deliverables have been delivered or until VSOE can be determined for any remaining undelivered software elements. When the fair value of a delivered element cannot be established, but fair value evidence exists for the undelivered software elements, we use the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and recognized as revenue.

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

The discount rate for our largest plan, the U.S. Qualified Pension Plan (the U.S. Plan) is determined by matching the expected cash flows associated with our benefit obligations to a pool of corporate long-term, high-quality fixed income debt instruments available as of the measurement date. The discount rate for our largest foreign plan, the U.K. Qualified Pension Plan (the U.K. Plan), is determined by using a model that discounts each year's estimated benefit payments by an applicable spot rate derived from a yield curve created from a large number of high quality corporate bonds. The discount rate used in the determination of net periodic pension expense for 2014 was 4.95% for the U.S. Plan and 4.45% for the U.K. Plan. For 2015, the discount rate used in the determination of net periodic pension expense for the U.S. Plan and the U.K. Plan will be 4.15% and 3.7%, respectively. A 0.25% change in the discount rate would impact annual pension expense by less than $1 million for both the U.S. Plan and the U.K. Plan, and the projected benefit obligation of the U.S. Plan and U.K. Plan by $49 million and $23 million, respectively.

Pension assets are exposed to various risks such as interest rate, market and credit risks. We invest our pension plan assets in a variety of investment securities in accordance with our strategic asset allocation policy. The expected return on plan assets is based on historical and expected future returns for current and targeted asset allocations for each asset class in the investment portfolio, adjusted for historical and expected experience of active portfolio management results, as compared to the benchmark returns. When assessing the expected future returns for the portfolio, management places more emphasis on the expected future returns than historical returns. The expected rate of return on plan assets used in the determination of net periodic pension expense for 2014 was 7.0% for the U.S. Plan and 7.5% for the U.K. Plan. For 2015, the expected rate of return on plan assets used in the determination of net periodic pension expense for both the U.S. Plan and the U.K. Plan will be 7.0%. A 0.25% change in the expected rate of return on plan return on assets would impact annual pension expense for the U.S. Plan by $4 million and the U.K. Plan by $1 million. See Note 13 to the Consolidated Financial Statements for information about the allocation of pension assets.

In October 2014, the Society of Actuaries published updated mortality tables for U.S. plans (RP-2014) and an updated improvement scale (MP-2014), which both reflect improved longevity. We have historically utilized the Society of Actuaries' published mortality data in our plan assumptions. Accordingly, we adopted RP-2014 and MP-2014 for purposes of measuring pension and other postretirement benefit obligations at year end. The change to the mortality assumption increased the year-end pension and other postretirement obligation by an aggregate $119 million.

Actual pension plan results that differ from our assumptions and estimates are accumulated and amortized over the life expectancy of inactive plan participants and affect future pension expense. Net pension expense is also based on a market-related valuation of plan assets where differences between the actual and expected return on plan assets are recognized in the calculation of the market-related value of assets over a five-year period. At December 31, 2014, plan benefits for participants in a majority of our U.S. and foreign pension plans were frozen.

Residual value of leased assets
We provide lease financing for our products primarily through sales-type leases. Equipment residual values are determined at inception of the lease using estimates of equipment fair value at the end of the lease term. Residual value estimates impact the determination of whether a lease is classified as an operating lease or a sales-type lease. Estimates of future equipment fair value are based primarily on our historical experience. We also consider forecasted supply and demand for our various products, product retirement and future product launch plans, end of lease customer behavior, regulatory changes, remanufacturing strategies, used equipment markets, if any, competition and technological changes.

We evaluate residual values on an annual basis or sooner if circumstances warrant. Declines in estimated residual values considered "other-than-temporary" are recognized immediately. Estimated increases in future residual values are not recognized until the equipment is remarketed. If the actual residual value of leased assets were 10% lower than management's current estimates, pre-tax income would be lower by $12 million.

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

The allowance for doubtful accounts as a percentage of trade receivables was 2.5% at December 31, 2014 and 2.7% at 2013. Holding all other assumptions constant, a 0.25% change in the allowance rate at December 31, 2014 would have changed the 2014 provision by $1 million.

Total allowance for credit losses as a percentage of finance receivables was 1.5% at December 31, 2014 and 1.8% at 2013. Holding all other assumptions constant, a 0.25% change in the allowance rate at December 31, 2014 would have changed the 2014 provision by $5 million.

Income taxes and valuation allowance
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our annual tax rate is based on our income, statutory tax rates, tax reserve changes and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions.

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

Impairment review
Long-lived and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is compared to the carrying amount. We derive the cash flow estimates from our future long-term business plans and historical experience. If the sum of the expected cash flows is less than the carrying amount, an impairment charge is recorded for an amount by which the carrying amount exceeds the fair value of the asset. The fair value of the asset is determined using probability weighted expected discounted cash flow estimates, quoted market prices when available and appraisals, as appropriate. Changes in the estimates and assumptions incorporated in our impairment assessment could materially affect the determination of fair value and the associated impairment charge.

Goodwill is tested annually for impairment at the reporting unit level, during the fourth quarter or sooner when circumstances indicate an impairment may exist. The impairment test for goodwill is a two-step approach. In the first step, the fair value of each reporting unit is compared to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill is then compared to the actual carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference.

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

Based on the results of the annual impairment test performed during the fourth quarter of 2014, we determined that the estimated fair value of each of the reporting units exceeded their carrying value by 20% or more.

Stock-based compensation expense
We recognize compensation cost for stock-based awards based on the estimated fair value of the award, net of estimated forfeitures. Compensation costs for those shares expected to vest are recognized on a straight-line basis over the requisite service period.

The fair value of stock awards is estimated using a Black-Scholes valuation model or Monte Carlo simulation model. These models require assumptions be made regarding the expected stock price volatility, risk-free interest rate, life of the award and dividend yield. The expected stock price volatility is based on historical price changes of our stock. The risk-free interest rate is based on U.S. treasuries with a term equal to the expected life of the stock award. The expected life of the award and expected dividend yield are based on historical experience.

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

Legal and Regulatory Matters
See Legal Proceedings in Item 3 for information regarding our legal proceedings and Other Tax Matters in Note 14 to the Consolidated Financial Statements for regulatory matters regarding our tax returns.

Foreign Currency Exchange
During 2014, we derived 28% of our consolidated revenue from operations outside the United States. The functional currency for most of our foreign operations is the local currency. Our largest foreign currency exposures are to the British pound, Euro, Canadian dollar, Australian dollar and Japanese Yen (see Note 9 to the Consolidated Financial Statements for information regarding our foreign exchange derivative instruments). Changes in the value of the U.S. dollar relative to the currencies of countries in which we operate impact our reported assets, liabilities, revenue and expenses. Exchange rate fluctuations can also impact the settlement of intercompany receivables and payables between our subsidiaries in different countries. For the years ended December 31, 2014, 2013 and 2012, currency rate movements did not have a significant impact on our revenue, decreasing revenue 0.4%, 0.4% and 1.1%, respectively. However, in recent months, we have seen a considerable strengthening of the U.S. dollar. A continuing strong U.S. dollar could adversely affect our reported revenues and profitability, both from a translation perspective as well as a competitive perspective, as the cost of our international competitors' products and solutions improves relative to our products and solutions. A strengthening dollar could also affect the demand for U.S. goods sold to consumers in other countries through our global ecommerce solutions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of interest rate changes and foreign currency fluctuations due to our investing and funding activities and our operations denominated in different foreign currencies.
Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility in earnings and cash flows associated with the effect of foreign exchange rate changes on transactions that are denominated in foreign currencies. Accordingly, we enter into various contracts, which change in value as foreign exchange rates change, to protect the value of external and intercompany transactions. The principal currencies actively hedged are the British pound and Euro.
Our objective in managing exposure to changing interest rates is to limit the volatility and impact of changing interest rates on earnings and cash flows. To achieve these objectives, we may enter into interest rate swap agreements that convert fixed rate interest payments to variable rates and vice-versa. At December 31, 2014, 96% of our debt was fixed rate obligations at a weighted average interest rate of 5.2%. Our variable rate debt had a weighted average interest rate at December 31, 2014 of 2.48%. A one-percentage point change in the effective interest rate of our variable rate debt would not have had a material impact on our 2014 pre-tax income.
We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. We do not enter into foreign currency or interest rate transactions for speculative purposes. The gains and losses on these contracts offset changes in the value of the related exposures.
We utilize a "Value-at-Risk" (VaR) model to determine the potential loss in fair value from changes in market conditions. The VaR model utilizes a "variance/co-variance" approach and assumes normal market conditions, a 95% confidence level and a one-day holding period. The model includes all of our debt, interest rate derivative contracts and foreign exchange derivative contracts associated with forecasted transactions. The model excludes all anticipated transactions, firm commitments and accounts receivables and payables denominated in foreign currencies, which certain of these instruments are intended to hedge. The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred, nor does it consider the potential effect of favorable changes in market factors.
During 2014 and 2013, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, using the variance/co-variance technique described above, was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See "Index to Consolidated Financial Statements and Supplemental Data" on page 35 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) and internal control over financial reporting. Our CEO and CFO concluded that such disclosure controls and procedures were effective as of December 31, 2014, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. Any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control - Integrated Framework (2013).

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than information regarding our executive officers disclosed in Part I of this Annual Report, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

Code of Ethics
We have adopted Business Practices Guidelines (BPG) that applies to all our officers and other employees. Our Board of Directors has also adopted a Code of Business Conduct and Ethics (the Code) that applies to our directors. The BPG and the Code are posted on our corporate governance website located at www.pb.com/us/our-company/leadership-and-governance/corporate-governance.html. Amendments to either the BPG or the Code and any waiver from a provision of the BPG or the Code requiring disclosure will be disclosed on our corporate governance website.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2014 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	13,323,075	$31.14	19,715,336
Equity compensation plans not approved by security holders	—	—	—
Total	13,323,075	$31.14	19,715,336

Other than information regarding securities authorized for issuance under equity compensation plans, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial statements - see "Index to Consolidated Financial Statements and Supplemental Data" on page 35 of this Form 10-K.
2.    Financial statement schedules - see "Index to Consolidated Financial Statements and Supplemental Data" on page 35 of this Form 10-K.
3.    Index to Exhibits

Reg. S-K exhibits	Description	Status or incorporation by reference
3(a)	Restated Certificate of Incorporation of Pitney Bowes Inc.	Incorporated by reference to Exhibit 3(c) to Form 8-K filed with the Commission on May 12, 2011 (Commission file number 1-3579)
3(b)	Pitney Bowes Inc. Amended and Restated By-laws (effective May 10, 2013)	Incorporated by reference to Exhibit 3(d) to Form 8-K filed with the Commission on May 13, 2013 (Commission file number 1-3579)
4(a)	Form of Indenture between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (No. 333-72304) filed with the Commission on October 26, 2001
4(b)	Supplemental Indenture No. 1 dated April 18, 2003 between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on August 18, 2004
4(c)	Form of Indenture between the Company and Citibank, N.A., as Trustee, dated as of February 14, 2005	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3ASR (No. 333-151753) filed with the Commission on June 18, 2008
4(d)	First Supplemental Indenture, by and among Pitney Bowes Inc., The Bank of New York, and Citibank, N.A., to the Indenture, dated as of February 14, 2005, by and between the Company and Citibank	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on October 24, 2007 (Commission file number 1-3579)
10(a) *	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 1993 (Commission file number 1-3579)
10(b) *	Pitney Bowes Inc. Directors' Stock Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (i) to Form 10-K filed with the Commission on March 30, 2000 (Commission file number 1-3579)
10(b.1) *	Pitney Bowes Inc. Directors' Stock Plan (Amendment No. 1, effective as of May 12, 2003)	Incorporated by reference to Exhibit 10 to Form 10-Q filed with the Commission on August 11, 2003 (Commission file number 1-3579)
10(b.2) *	Pitney Bowes Inc. Directors' Stock Plan (Amendment No. 2, effective as of May 1, 2007)	Incorporated by reference to Exhibit 10(b.2) to Form 10-K filed with the Commission on March 1, 2007 (Commission file number 1-3579)
10(b.3) *	Pitney Bowes Inc. Directors' Stock Plan (Amended and Restated effective May 12, 2014)	Exhibit 10(b.3)
10(c) *	Pitney Bowes Stock Plan (as amended and restated as of January 1, 2002)	Incorporated by reference to Annex 1 to the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Commission on March 26, 2002 (Commission file number 1-3579)
10(d) *	Pitney Bowes Inc. 2007 Stock Plan (as amended November 7, 2009)	Incorporated by reference to Exhibit (v) to Form 10-K filed with the Commission on February 26, 2010 (Commission file number 1-3579)
10(e) *	Pitney Bowes Inc. Key Employees' Incentive Plan (as amended and restated October 1, 2007) (as amended November 7, 2009)	Incorporated by reference to Exhibit (iv) to Form 10-K filed with the Commission on February 26, 2010 (Commission file number 1-3579)
10(f) *	Pitney Bowes Severance Plan (as amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit 10(e) to Form 10-K filed with the Commission on February 29, 2008 (Commission file number 1-3579)
10(g) *	Pitney Bowes Senior Executive Severance Policy (as amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit 10(f) to Form 10-K filed with the Commission on February 29, 2008 (Commission file number 1-3579)
10(h) *	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors, as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(g) to Form 10-K filed with the Commission on February 26, 2009 (Commission file number 1-3579)

Reg. S-K exhibits	Description	Status or incorporation by reference
10(i) *	Pitney Bowes Inc. Deferred Incentive Savings Plan as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(h) to Form 10-K filed with the Commission on February 26, 2009 (Commission file number 1-3579)
10(j) *	Pitney Bowes Inc. 1998 U.K. S.A.Y.E. Stock Option Plan	Incorporated by reference to Annex II to the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the Commission on March 23, 2006 (Commission file number 1-3579)
10(k) *	Form of Long Term Incentive Award Agreement	Incorporated by reference to Exhibit 10(k) to Form 10-K filed with the Commission on February 21, 2014 (Commission file number 1-3579)
10(l) *	Compensation arrangement for Vicki O'Meara dated June 1, 2010	Incorporated by reference to Exhibit 10(a) to Form 10-Q filed with the Commission on August 5, 2010 (Commission file number 1-3579)
12	Computation of ratio of earnings to fixed charges	Exhibit 12
21	Subsidiaries of the registrant	Exhibit 21
23	Consent of experts and counsel	Exhibit 23
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

Date: February 20, 2015        PITNEY BOWES INC.
Registrant

By: /s/ Marc B. Lautenbach
Marc B. Lautenbach
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc B. Lautenbach Marc B. Lautenbach	President and Chief Executive Officer - Director	February 20, 2015
/s/ Michael Monahan Michael Monahan	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	February 20, 2015
/s/ Steven J. Green Steven J. Green	Vice President-Finance and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2015
/s/ Michael I. Roth Michael I. Roth	Non-Executive Chairman - Director	February 20, 2015
/s/ Linda G. Alvarado Linda G. Alvarado	Director	February 20, 2015
/s/ Anne M. Busquet Anne M. Busquet	Director	February 20, 2015
/s/ Roger Fradin Roger Fradin	Director	February 20, 2015
/s/ Anne Sutherland Fuchs Anne Sutherland Fuchs	Director	February 20, 2015
/s/ S. Douglas Hutcheson S. Douglas Hutcheson	Director	February 20, 2015
/s/ Eduardo R. Menascé Eduardo R. Menascé	Director	February 20, 2015
/s/ David L. Shedlarz David L. Shedlarz	Director	February 20, 2015
/s/ David B. Snow, Jr. David B. Snow, Jr.	Director	February 20, 2015

PITNEY BOWES INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Pitney Bowes Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Pitney Bowes Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for discontinued operations in 2014.

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

/s/PricewaterhouseCoopers LLP
Stamford, CT
February 20, 2015

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenue:
Equipment sales	$770,371	$867,593	$840,748
Supplies	300,040	285,730	279,104
Software	429,743	398,664	412,762
Rentals	484,629	512,493	540,689
Financing	432,859	448,906	481,177
Support services	625,135	646,657	675,246
Business services	778,727	631,292	593,987
Total revenue	3,821,504	3,791,335	3,823,713
Costs and expenses:
Cost of equipment sales	365,724	422,580	378,136
Cost of supplies	93,675	89,365	85,766
Cost of software	123,760	110,653	115,388
Cost of rentals	97,338	100,335	109,493
Financing interest expense	78,562	77,719	77,429
Cost of support services	377,003	400,038	419,891
Cost of business services	544,729	449,932	396,295
Selling, general and administrative	1,378,400	1,420,096	1,489,735
Research and development	109,931	110,412	114,250
Restructuring charges and asset impairments, net	84,560	84,344	17,176
Interest expense	95,291	114,740	115,228
Interest income	(4,403)	(5,472)	(7,982)
Other expense, net	45,738	32,639	1,138
Total costs and expenses	3,390,308	3,407,381	3,311,943
Income from continuing operations before income taxes	431,196	383,954	511,770
Provision for income taxes	112,815	77,967	114,287
Income from continuing operations	318,381	305,987	397,483
Income (loss) from discontinued operations, net of tax	33,749	(144,777)	66,056
Net income	352,130	161,210	463,539
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	18,375	18,375	18,376
Net income - Pitney Bowes Inc.	$333,755	$142,835	$445,163
Amounts attributable to common stockholders:
Net income from continuing operations	$300,006	$287,612	$379,107
Income (loss) from discontinued operations, net of tax	33,749	(144,777)	66,056
Net income - Pitney Bowes Inc.	$333,755	$142,835	$445,163
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$1.49	$1.43	$1.89
Discontinued operations	0.17	(0.72)	0.33
Net income - Pitney Bowes Inc.	$1.65	$0.71	$2.22
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$1.47	$1.42	$1.88
Discontinued operations	0.17	(0.71)	0.33
Net income - Pitney Bowes Inc.	$1.64	$0.70	$2.21

Dividends declared per share of common stock	$0.75	$0.9375	$1.50

(1)	The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2014	2013	2012

Net income	$352,130	$161,210	$463,539
Less: Preferred stock dividends attributable to noncontrolling interests	18,375	18,375	18,376
Net income - Pitney Bowes Inc.	333,755	142,835	445,163
Other comprehensive (loss) income, net of tax:
Foreign currency translations	(93,368)	(46,236)	(2,702)
Net unrealized gain on cash flow hedges, net of tax of $1,080, $894 and $429, respectively	1,691	1,397	661
Net unrealized gain (loss) on investment securities, net of tax of $2,775, $(3,689) and $81, respectively	4,735	(6,282)	126
Adjustments to pension and postretirement plans, net of tax of $(106,336), $64,316 and $(38,934), respectively	(212,818)	122,023	(70,232)
Amortization of pension and postretirement costs, net of tax of $15,643, $19,228 and $21,876, respectively	28,160	35,755	52,579
Other comprehensive (loss) income	(271,600)	106,657	(19,568)
Comprehensive income - Pitney Bowes Inc.	$62,155	$249,492	$425,595

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,079,145	$907,806
Short-term investments	32,121	31,128
Accounts receivable (net of allowance of $10,742 and $13,149 respectively)	413,737	469,800
Short-term finance receivables (net of allowance of $19,108 and $24,340, respectively)	1,000,304	1,102,921
Inventories	84,827	103,580
Current income taxes	40,542	28,934
Other current assets and prepayments	57,173	147,067
Assets held for sale	52,271	46,976
Total current assets	2,760,120	2,838,212
Property, plant and equipment, net	285,091	245,171
Rental property and equipment, net	200,380	226,146
Long-term finance receivables (net of allowance of $9,002 and $12,609, respectively)	819,721	962,363
Goodwill	1,672,721	1,734,871
Intangible assets, net	82,173	120,387
Non-current income taxes	96,377	73,751
Other assets	569,110	571,807
Total assets	$6,485,693	$6,772,708

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,558,731	$1,644,582
Current income taxes	90,167	157,340
Current portion of long-term obligations	324,879	—
Advance billings	386,846	425,833
Total current liabilities	2,360,623	2,227,755
Deferred taxes on income	64,839	39,701
Tax uncertainties and other income tax liabilities	86,127	190,645
Long-term debt	2,927,127	3,346,295
Other non-current liabilities	673,348	466,766
Total liabilities	6,112,064	6,271,162

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 16)

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	1	4
Cumulative preference stock, no par value, $2.12 convertible	548	591
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	178,852	196,977
Retained earnings	4,897,708	4,715,564
Accumulated other comprehensive loss	(846,156)	(574,556)
Treasury stock, at cost (122,309,948 and 121,255,390 shares, respectively)	(4,477,032)	(4,456,742)
Total Pitney Bowes Inc. stockholders’ equity	77,259	205,176
Total liabilities, noncontrolling interests and stockholders’ equity	$6,485,693	$6,772,708

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$352,130	$161,210	$463,539
Restructuring payments	(56,162)	(59,520)	(74,718)
Special pension plan contributions	—	—	(95,000)
Tax and other payments on sale of businesses and leveraged lease assets	—	(75,545)	(114,128)
Net tax receipts from other investments	5,737	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charges and asset impairments	83,466	86,175	33,351
Goodwill impairment	—	101,415	18,315
Depreciation and amortization	198,088	211,243	255,556
(Gain) loss on sale of businesses	(28,151)	42,450	—
Gain on sale of leveraged lease assets, net of tax	—	—	(12,886)
Stock-based compensation	17,446	14,921	18,227
Proceeds from settlement of derivative instruments	—	8,059	—
Deferred tax provision (benefit)	1,454	(33,770)	(92,999)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	45,046	58,980	(3,068)
Decrease in finance receivables	119,668	123,587	147,165
Decrease (increase) in inventories	9,104	67,188	(599)
(Increase) decrease in other current assets and prepayments	(10,106)	3,172	(3,131)
Decrease in accounts payable and accrued liabilities	(51,080)	(95,843)	(47,023)
(Decrease) increase in current and non-current income taxes	(52,080)	6,322	116,013
(Decrease) increase in advance billings	(18,695)	(16,450)	3,767
Other, net	39,661	21,230	47,807
Net cash provided by operating activities	655,526	624,824	660,188
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(670,573)	(348,316)	(304,191)
Proceeds from sales/maturities of available-for-sale investment securities	622,727	354,302	295,470
Capital expenditures	(180,556)	(137,512)	(176,586)
Proceeds from sale of businesses	102,392	389,680	—
Proceeds from sale of leveraged lease assets	—	—	105,506
Reserve account deposits	(15,666)	(20,104)	1,636
Other investing activities	(1,585)	12,691	(8,567)
Net cash (used in) provided by investing activities	(143,261)	250,741	(86,732)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	508,525	411,613	340,000
Principal payments of long-term obligations	(599,850)	(1,079,207)	(550,000)
Proceeds from issuance of common stock	7,188	6,753	9,314
Dividends paid to stockholders	(151,611)	(188,846)	(300,578)
Dividends paid to noncontrolling interests	(18,375)	(18,375)	(18,376)
Common stock repurchases	(50,003)	—	—
Purchase of subsidiary shares from noncontrolling interest	(7,718)	—	—
Net cash used in financing activities	(311,844)	(868,062)	(519,640)
Effect of exchange rate changes on cash and cash equivalents	(29,082)	(12,973)	3,222
Increase (decrease) in cash and cash equivalents	171,339	(5,470)	57,038
Cash and cash equivalents at beginning of period	907,806	913,276	856,238
Cash and cash equivalents at end of period	$1,079,145	$907,806	$913,276
Cash interest paid	$180,250	$199,505	$190,892
Cash income tax payments, net of refunds	$203,193	$224,432	$206,285
See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Preferred stock	Preference stock	Common Stock	Additional Paid-in Capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total equity
Balance at December 31, 2011	$4	$659	$323,338	$240,584	$4,600,217	$(661,645)	$(4,542,143)	$(38,986)
Retained earnings adjustment (see Note 14)	—	—	—	—	16,773	—	—	16,773
Adjusted balance December 31, 2011	4	659	323,338	240,584	4,616,990	(661,645)	(4,542,143)	(22,213)
Net income - Pitney Bowes Inc.	—	—	—	—	445,163	—	—	445,163
Other comprehensive loss	—	—	—	—	—	(19,568)	—	(19,568)
Cash dividends
Common	—	—	—	—	(300,527)	—	—	(300,527)
Preference	—	—	—	—	(51)	—	—	(51)
Issuances of common stock	—	—	—	(34,727)	—	—	41,100	6,373
Conversions to common stock	—	(11)	—	(237)	—	—	248	—
Stock-based compensation	—	—	—	18,227	—	—	—	18,227
Balance at December 31, 2012	4	648	323,338	223,847	4,761,575	(681,213)	(4,500,795)	127,404
Net income - Pitney Bowes Inc.	—	—	—	—	142,835	—	—	142,835
Other comprehensive income	—	—	—	—	—	106,657	—	106,657
Cash dividends
Common	—	—	—	—	(188,800)	—	—	(188,800)
Preference	—	—	—	—	(46)	—	—	(46)
Issuances of common stock	—	—	—	(40,569)	—	—	42,774	2,205
Conversions to common stock	—	(57)	—	(1,222)	—	—	1,279	—
Stock-based compensation	—	—	—	14,921	—	—	—	14,921
Balance at December 31, 2013	4	591	323,338	196,977	4,715,564	(574,556)	(4,456,742)	205,176
Net income - Pitney Bowes Inc.	—	—	—	—	333,755	—	—	333,755
Other comprehensive loss	—	—	—	—	—	(271,600)	—	(271,600)
Cash dividends
Common	—	—	—	—	(151,567)	—	—	(151,567)
Preference	—	—	—	—	(44)	—	—	(44)
Issuances of common stock	—	—	—	(27,081)	—	—	28,697	1,616
Conversions to common stock	(3)	(43)	—	(970)	—	—	1,016	—
Stock-based compensation	—	—	—	17,446	—	—	—	17,446
Repurchase of subsidiary shares from noncontrolling interest	—	—	—	(7,520)	—	—	—	(7,520)
Repurchase of common stock	—	—	—	—	—	—	(50,003)	(50,003)
Balance at December 31, 2014	$1	$548	$323,338	$178,852	$4,897,708	$(846,156)	$(4,477,032)	$77,259

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Consolidated Financial Statements of Pitney Bowes Inc. (we, us, our, or the company) and its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

In April 2014, Pitney Bowes of Canada Ltd., a wholly owned subsidiary, completed the sale of its Document Imaging Solutions (DIS) business, which consisted of hardware (copiers and printers) and document management software solutions to Konica Minolta Business Solutions (Canada) Ltd. and the related lease portfolio to a business equipment leasing services provider in two separate transactions. Accordingly, the results of operations of DIS were reclassified as discontinued operations (see Note 3). The cash flows from discontinued operations are not separately stated or reclassified in the accompanying Consolidated Statements of Cash Flows.

In 2013, we sold our Management Services business (PBMS), Nordic furniture business and International Mailing Services business (IMS). Further, we made certain organizational changes and realigned our business units and segment reporting to reflect the clients we serve, the solutions we offer, and how we manage, review, analyze and measure our operations. Historical results have been recast to present the operating results of these divested businesses as discontinued operations and our segment results have been recast to conform to the new segment reporting.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and accompanying disclosures, including the disclosure of contingent assets and liabilities. These estimates and assumptions are based on management's best knowledge of current events, historical experience and other information available when the financial statements are prepared. These estimates include, but are not limited to, revenue recognition for multiple element arrangements, goodwill and intangible asset impairment review, allowance for doubtful accounts and credit losses, residual values of leased assets, useful lives of long-lived and intangible assets, restructuring costs, pensions and other postretirement costs, income tax reserves, deferred tax asset valuation allowance, stock-based compensation expense and loss contingencies. Actual results could differ from those estimates and assumptions.

Cash Equivalents and Short-Term Investments
Cash equivalents include short-term, liquid investments with maturities of three months or less at the date of purchase. Short-term investments include investments with a maturity of greater than three months but less than one year from the reporting date.

Investment Securities
Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Investment securities not classified as held-to-maturity are classified as available-for-sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific identification method. Investment securities are recorded in the Consolidated Balance Sheets as cash and cash equivalents, short-term investments and other assets depending on the type of investment and maturity.

During 2014, we determined that for years ended December 31, 2013 and 2012 certain non-cash exchanges of investments were reported as cash used for purchases of available-for-sale investment securities and cash provided by proceeds from sales/maturities of available-for-sale investment securities. The Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 have been revised in this Form 10-K by decreasing cash used for purchases of available-for-sale investment securities and cash provided by proceeds from sales/maturities of available-for-sale investment securities by $28 million and $64 million, respectively. We have determined that these adjustments are not material to our consolidated financial statements for any of the affected periods.

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

We capitalize certain costs of software developed for internal use. Capitalized costs include purchased materials and services, payroll and personnel-related costs and interest. The cost of internally developed software is amortized on a straight-line basis over its estimated useful life, principally three to 10 years.

Fully depreciated assets are retained in fixed assets and accumulated depreciation until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts and the net amounts, less proceeds from disposal, are included in earnings.

Intangible assets
Finite-lived intangible assets are amortized over their estimated useful lives, principally three to 15 years, using either the straight-line method or an accelerated attrition method.

Costs incurred for the development of software to be sold, leased or otherwise marketed
Costs incurred for the development of software to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Capitalized software development costs include purchased materials and services and payroll and personnel-related costs attributable to programmers, software engineers, quality control and field certifiers, and are amortized on a straight-line basis over three to five years. We did not capitalize any software development costs in 2014 and capitalized $4 million of software development costs in 2013. Amortization of capitalized software development costs was $3 million, $8 million and $10 million for the years ended December 31, 2014, 2013 and 2012, respectively. Capitalized software development costs included in other assets in the Consolidated Balance Sheets at December 31, 2014 and 2013 were $2 million and $5 million, respectively.

Research and Development Costs
Research and product development costs include engineering costs related to research and product development activities and are expensed as incurred.

Impairment Review for Long-lived and Finite-Lived Intangible Assets
Long-lived assets and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition is compared to the carrying amount. If the sum of the expected cash flows is less than the

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

carrying amount, an impairment charge is recorded for an amount by which the carrying amount exceeds the fair value of the asset. The fair value of the impaired asset is determined using probability weighted expected cash flow estimates, quoted market prices when available and appraisals, as appropriate. We derive cash flow estimates from our long-term business plans and historical experience.

Impairment Review for Goodwill
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or sooner when circumstances indicate an impairment may exist. A reporting unit is the operating segment, or a business that is one level below that operating segment. Reporting units are aggregated as a single reporting unit if they have similar economic characteristics. Goodwill is tested for impairment using a two-step approach. In the first step, the fair value of each reporting unit is determined and compared to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill is then compared to the actual carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference. The fair value of a reporting unit is determined based on a combination of various techniques, including the present value of future cash flows, multiples of competitors and multiples from sales of like businesses.

Retirement Plans
Net periodic benefit cost includes current service cost, interest cost, expected return on plan assets and the amortization of actuarial gains and losses. Actuarial gains and losses arise from actual experiences that differ from previous assumptions as well as changes in assumptions including expected return on plan assets, discount rates used to measure pension and other postretirement obligations and life expectancy. The expected return on assets is measured using the market-related value of assets, which is a calculated value that recognizes changes in the fair value of plan assets over 5 years. Actuarial gains and losses are recognized in accumulated other comprehensive loss, net of tax and amortized to benefit cost over the life expectancy of inactive plan participants. We recognize the funded status of pension and other postretirement benefit plans in the Consolidated Balance Sheets.

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

Revenue Recognition
We derive revenue from multiple sources including sales, rentals, financing and services. Certain transactions are consummated at the same time and can therefore generate revenue from multiple sources. The most common form of these transactions involves a sale or non-cancelable lease of equipment, a meter rental and an equipment maintenance agreement. In these multiple element arrangements, revenue is allocated to each of the elements based on relative "selling prices" and the selling price for each of the elements is determined based on vendor specific objective evidence (VSOE). We establish VSOE of selling prices for our products and services based on the prices charged for each element when sold separately in standalone transactions. The allocation of relative selling price to the various elements impacts the timing of revenue recognition, but does not change the total revenue recognized. Revenue is allocated to the meter rental and equipment maintenance agreement elements using their respective selling prices charged in standalone and renewal transactions. For a sale transaction, revenue is allocated to the equipment based on a range of selling prices in standalone transactions. For a lease transaction, revenue is allocated to the equipment based on the present value of the remaining minimum lease payments. The amount allocated to equipment is compared to the range of selling prices in standalone transactions during the period to ensure the allocated equipment amount approximates average selling prices. More specifically, revenue related to our offerings is recognized as follows:

Sales Revenue
Sales of Equipment
We sell equipment directly to our customers and to distributors (re-sellers) throughout the world. We recognize revenue from these sales when the risks and rewards of ownership transfer to the customer, which is generally upon shipment or acceptance by the customer. We recognize revenue from the sale of equipment under sales-type leases as equipment sales revenue at the inception of the lease. We do not typically offer any rights of return or stock balancing rights. Sales revenue from customized equipment, mail creation equipment and shipping products is generally recognized when installed.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Sales of Supplies
Revenue related to supplies is generally recognized upon delivery.

Standalone Software Sales and Integration Services
We also have multiple element arrangements containing only software and software related elements. Under these arrangements, revenue is allocated based on VSOE, which is based on company specific stand-alone sales data or renewal rates. If we cannot obtain VSOE for any undelivered software element, revenue is deferred until all deliverables have been delivered or until VSOE can be determined for any remaining undelivered software elements. When the fair value of a delivered element cannot be established, but fair value evidence exists for the undelivered software elements, we use the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and recognized as revenue.

We recognize revenue from standalone software licenses upon delivery of the product when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. For software licenses that are included in a lease contract, we recognize revenue upon shipment of the software unless the lease contract specifies that the license expires at the end of the lease or the price of the software is deemed not fixed or determinable based on historical evidence of similar software leases. In these instances, revenue is recognized on a straight-line basis over the term of the lease contract. We recognize revenue from software requiring integration services at the point of customer acceptance. We recognize revenue related to off-the-shelf perpetual software licenses generally upon shipment.

Rentals Revenue
We rent equipment, primarily postage meters and mailing equipment, under short-term rental agreements. Rentals revenue includes revenue from the subscription for digital meter services. We may invoice in advance for postage meter rentals according to the terms of the agreement. We initially defer these advanced billings and recognize rentals revenue on a straight-line basis over the invoice period. Revenues generated from financing customers for the continued use of equipment subsequent to the expiration of the original lease term are recognized as rentals revenue.

We capitalize certain initial direct costs incurred in consummating a rental transaction and recognize these costs over the expected term of the agreement. Amortization of initial direct costs was $10 million, $11 million and $13 million in 2014, 2013 and 2012, respectively. Initial direct costs included in rental property and equipment, net in the Consolidated Balance Sheets at December 31, 2014 and 2013 were $22 million and $26 million, respectively.

Financing Revenue
We provide lease financing for our products primarily through sales-type leases. We also provide revolving lines of credit to our customers for the purchase of postage and supplies. We believe that our sales-type lease portfolio contains only normal collection risk. Accordingly, we record the fair value of equipment as sales revenue, the cost of equipment as cost of sales and the minimum lease payments plus the estimated residual value as finance receivables. The difference between the finance receivable and the equipment fair value is recorded as unearned income and is amortized as income over the lease term using the interest method.

Equipment residual values are determined at inception of the lease using estimates of equipment fair value at the end of the lease term. Estimates of future equipment fair value are based primarily on historical experience. We also consider forecasted supply and demand for various products, product retirement and launch plans, regulatory changes, remanufacturing strategies, used equipment markets, if any, competition and technological changes. We evaluate residual values on an annual basis or sooner if circumstances warrant. Declines in estimated residual values considered "other-than-temporary" are recognized immediately. Estimated increases in future residual values are not recognized until the equipment is remarketed.

Support Services Revenue
We provide support services for our equipment primarily through maintenance contracts. Revenue related to these agreements is recognized on a straight-line basis over the term of the agreement.

Business Services Revenue
Business services revenue includes revenue from presort mail services, marketing services, global ecommerce solutions and shipping solutions. Revenue for these services is recognized as the services are provided.

We also evaluate whether it is appropriate to record revenue on a gross basis when we are acting as a principal in the transaction or net of costs when we are acting as an agent between the customer and the vendor. We consider several factors in determining whether we

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

are acting as principal or agent such as whether we are the primary obligor to the customer, have control over the pricing and have credit risk.

Shipping and Handling
Shipping and handling costs are recognized as incurred and recorded in cost of revenues.

Product Warranties
We provide product warranties in conjunction with the sale of certain products, generally for a period of 90 days from the date of installation. We estimate our liability for product warranties based on historical claims experience and other currently available evidence. Our product warranty liability at December 31, 2014 and 2013 was not material.

Deferred Marketing Costs
We capitalize certain costs associated with the acquisition of new customers and recognize these costs over the expected revenue stream of eight years. Amortization of deferred marketing costs was $23 million, $27 million and $30 million in 2014, 2013 and 2012, respectively. Deferred marketing costs included in other assets in the Consolidated Balance Sheets at December 31, 2014 and 2013 were $49 million and $59 million, respectively. We review individual marketing programs for impairment on a quarterly basis or as circumstances warrant.

Restructuring Charges
Costs associated with exit or disposal activities, including lease termination costs and employee severance costs associated with restructuring, are recognized when they are incurred. The cost and related liability for termination benefit arrangements is recognized when they are both probable and reasonably estimable.

Derivative Instruments
In the normal course of business, we are exposed to the impact of changes in foreign currency exchange rates and interest rates. We limit these risks by following established risk management policies and procedures, including the use of derivatives. We use derivative instruments to limit the effects of foreign exchange rate fluctuations on financial results and manage the related cost of debt. We do not use derivatives for trading or speculative purposes.

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

Income Taxes
We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date of such change.

Earnings per Share
Basic earnings per share is based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share also includes the dilutive effect of stock awards, preference stock, preferred stock and stock purchase plans.

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

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. The standard is effective on January 1, 2015, but early adoption is permitted for disposals or classifications of assets held for sale that have not been reported in financial statements previously issued or available for issuance. We elected to adopt this standard effective April 1, 2014. The adoption of this standard did not have a significant impact on our consolidated financial statements.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

2. Segment Information

Small & Medium Business Solutions:
North America Mailing: Includes the revenue and related expenses from the sale, rental, financing and servicing of mailing equipment and supplies for small and medium businesses to efficiently create mail and evidence postage in the U.S. and Canada.
International Mailing: Includes the revenue and related expenses from the sale, rental, financing and servicing of mailing equipment and supplies for small and medium businesses to efficiently create mail and evidence postage in areas outside North America.

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

Digital Commerce Solutions:
Digital Commerce Solutions: Includes the worldwide revenue and related expenses from (i) the sale of non-equipment-based mailing, customer information management, location intelligence and customer engagement solutions and related support services; (ii) shipping and global ecommerce solutions; and (iii) direct marketing services for targeted clients.

We determine segment earnings before interest and taxes (EBIT) by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and asset impairment charges, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides a useful measure of our operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations.
The following tables provide information about our reportable segments.

	Revenues
	Years Ended December 31,
	2014	2013	2012
North America Mailing	$1,491,927	$1,555,585	$1,643,855
International Mailing	572,440	602,582	601,629
Small & Medium Business Solutions	2,064,367	2,158,167	2,245,484

Production Mail	462,199	511,544	480,718
Presort Services	456,556	430,469	429,804
Enterprise Business Solutions	918,755	942,013	910,522

Digital Commerce Solutions	838,382	691,155	667,707
Total revenue	$3,821,504	$3,791,335	$3,823,713

Geographic Data:
United States	$2,743,957	$2,654,301	$2,669,074
Outside United States	1,077,547	1,137,034	1,154,639
Total	$3,821,504	$3,791,335	$3,823,713

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	EBIT
	Years Ended December 31,
	2014	2013	2012
North America Mailing	$642,521	$640,830	$646,979
International Mailing	88,710	71,516	75,844
Small & Medium Business Solutions	731,231	712,346	722,823

Production Mail	47,543	55,000	48,981
Presort Services	98,230	83,259	106,170
Enterprise Business Solutions	145,773	138,259	155,151

Digital Commerce Solutions	83,725	54,777	53,242
Total EBIT	960,729	905,382	931,216
Reconciling items:
Interest, net	(169,450)	(186,987)	(184,675)
Unallocated corporate expenses	(229,785)	(217,458)	(216,457)
Restructuring charges and asset impairments, net	(84,560)	(84,344)	(17,176)
Other expense, net	(45,738)	(32,639)	(1,138)
Income from continuing operations before income taxes	$431,196	$383,954	$511,770

	Depreciation and amortization
	Years Ended December 31,
	2014	2013	2012
North America Mailing	$68,291	$81,238	$104,957
International Mailing	30,629	29,515	26,804
Small & Medium Business Solutions	98,920	110,753	131,761

Production Mail	7,740	15,740	12,227
Presort Services	28,462	29,999	26,753
Enterprise Business Solutions	36,202	45,739	38,980

Digital Commerce Solutions	33,654	24,361	30,167
Total for reportable segments	168,776	180,853	200,908
Reconciliation to consolidated amount:
Unallocated amount	29,312	14,052	16,785
Discontinued operations	—	16,338	37,863
Consolidated depreciation and amortization	$198,088	$211,243	$255,556

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	Capital expenditures
	Years Ended December 31,
	2014	2013	2012
North America Mailing	$67,596	$57,973	$78,511
International Mailing	13,966	25,386	29,642
Small & Medium Business Solutions	81,562	83,359	108,153

Production Mail	801	2,875	12,339
Presort Services	17,457	12,512	17,220
Enterprise Business Solutions	18,258	15,387	29,559

Digital Commerce Solutions	12,467	25,562	4,794
Total for reportable segments	112,287	124,308	142,506
Reconciliation to consolidated amount:
Unallocated amount	68,269	4,876	1,231
Discontinued operations	—	8,328	32,849
Consolidated capital expenditures	$180,556	$137,512	$176,586

	Assets
	December 31,
	2014	2013	2012
North America Mailing	$2,614,123	$2,767,743	$2,863,233
International Mailing	687,233	856,073	866,620
Small & Medium Business Solutions	3,301,356	3,623,816	3,729,853

Production Mail	266,831	305,428	386,338
Presort Services	346,850	343,206	369,405
Enterprise Business Solutions	613,681	648,634	755,743

Digital Commerce Solutions	1,212,105	1,242,013	1,291,670
Total for reportable segments	5,127,142	5,514,463	5,777,266
Reconciliation to consolidated amount:
Cash and cash equivalents	1,079,145	907,806	913,276
Short-term investments	32,121	31,128	36,611
Other corporate assets	247,285	217,913	278,731
Discontinued operations	—	101,398	854,007
Consolidated assets	$6,485,693	$6,772,708	$7,859,891

Identifiable long-lived assets:
United States	$391,311	$351,772	$483,422
Outside United States	94,160	119,545	143,147
Total	$485,471	$471,317	$626,569

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

3. Discontinued Operations
Discontinued operations include PBMS, IMS and our Nordic furniture business, which were sold during 2013 and DIS, which was sold in 2014. Discontinued operations also include certain tax benefits related to our Capital Services business that was sold in 2006.

The following tables show selected financial information included in discontinued operations:

	Year Ended December 31, 2014
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$—	$—	$—	$19,858	$19,858

(Loss) income from operations	$(245)	$308	$509	$2,123	$2,695
Gain on sale	2,778	1,994	—	24,733	29,505
Income before taxes	2,533	2,302	509	26,856	32,200
Tax (benefit) provision	(6,931)	851	141	18,184	12,245
Net income	$9,464	$1,451	$368	$8,672	$19,955
Capital Services, net of tax					13,794
Income from discontinued operations					$33,749

	Year Ended December 31, 2013
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$639,237	$23,036	$37,785	$78,066	$778,124

(Loss) income from operations	$(118,017)	$(3,057)	$(4,037)	$19,223	$(105,888)
Gain (loss) on sale	5,126	(2,717)	4,562	—	6,971
(Loss) income before taxes	(112,891)	(5,774)	525	19,223	(98,917)
Tax provision (benefit)	41,384	(1,064)	149	5,102	45,571
Net (loss) income	$(154,275)	$(4,710)	$376	$14,121	$(144,488)
Capital Services, net of tax					(289)
Loss from discontinued operations					$(144,777)

	Year Ended December 31, 2012
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$920,958	$135,222	$67,994	$91,351	$1,215,525

Income (loss) from operations	$67,458	$(40,084)	$2,839	$22,542	$52,755
Tax provision (benefit)	29,255	(15,003)	794	5,965	21,011
Net income (loss)	$38,203	$(25,081)	$2,045	$16,577	$31,744
Capital Services, net of tax					34,312
Income from discontinued operations					$66,056

The loss from discontinued operations in 2013 includes goodwill impairment charges of $101 million and asset impairment charges of $15 million. As a result of lower than expected operating performance of our PBMS North America business due to the loss of certain customer contracts, pricing pressure on contract renewals and a longer than originally anticipated sales cycle for some of our new growth areas, future cash flows were estimated to be lower than originally projected. Given these factors, a goodwill impairment test was performed and it was determined that the carrying value of goodwill exceeded its implied fair value. Accordingly, a goodwill impairment charge of

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

$98 million was recognized to write-down the carrying value of goodwill to its estimated implied fair value. The fair value of PBMS North America was determined based on a combination of techniques, including external valuation data, the present value of future cash flows and applicable multiples of competitors. These inputs were classified as Level 3 in the fair value hierarchy. In 2013, we also recorded goodwill impairment charges of $2 million in connection with the sale of PBMS International and $1 million in connection with the sale of the Nordic furniture business.

During 2012, in connection with our decision to exit our IMS operations, we conducted a goodwill impairment review. We determined the fair value of IMS based on third-party written offers to purchase the business as well as applying an income approach with revised cash flow projections. The inputs used to determine the fair value of IMS were classified as Level 3 in the fair value hierarchy. Based on the results of our impairment test, a goodwill impairment charge of $18 million and asset impairment charges of $17 million were recorded to write-down the carrying value of goodwill, intangible assets and other assets to their respective implied fair values.

4. Earnings per Share
The calculations of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 are presented below. The sum of earnings per share amounts may not equal the totals due to rounding.

	Years Ended December 31,
	2014	2013	2012
Numerator:
Amounts attributable to common stockholders:
Net income from continuing operations	$300,006	$287,612	$379,107
Income (loss) from discontinued operations	33,749	(144,777)	66,056
Net income (numerator for diluted EPS)	333,755	142,835	445,163
Less: Preference stock dividend	44	46	51
Income attributable to common stockholders (numerator for basic EPS)	$333,711	$142,789	$445,112
Denominator (in thousands):
Weighted-average shares used in basic EPS	201,992	201,614	200,389
Effect of dilutive shares:
Preferred stock	1	2	2
Preference stock	344	381	398
Stock plans	1,624	960	577
Weighted-average shares used in diluted EPS	203,961	202,957	201,366
Basic earnings per share:
Continuing operations	$1.49	$1.43	$1.89
Discontinued operations	0.17	(0.72)	0.33
Net income attributable to Pitney Bowes Inc.	$1.65	$0.71	$2.22
Diluted earnings per share:
Continuing operations	$1.47	$1.42	$1.88
Discontinued operations	0.17	(0.71)	0.33
Net income attributable to Pitney Bowes Inc.	$1.64	$0.70	$2.21

Anti-dilutive options excluded from diluted earnings per share (in thousands):	7,322	12,448	13,801

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

5. Inventories
Inventories at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Raw materials and work in process	$37,175	$33,920
Supplies and service parts	33,760	48,165
Finished products	26,992	38,515
Inventory at FIFO cost	97,927	120,600
Excess of FIFO cost over LIFO cost	(13,100)	(17,020)
Total inventory, net	$84,827	$103,580

6. Finance Assets
Finance Receivables
Finance receivables are comprised of sales-type lease receivables and unsecured revolving loan receivables. Sales-type lease receivables are generally due in monthly, quarterly or semi-annual installments over periods ranging from three to five years. Loan receivables arise primarily from financing services offered to our clients for postage and supplies. Loan receivables are generally due each month; however, customers may rollover outstanding balances. Interest is recognized on loan receivables using the effective interest method and related annual fees are initially deferred and recognized ratably over the annual period covered. Customer acquisition costs are expensed as incurred.

Finance receivables at December 31, 2014 and 2013 consisted of the following:

	December 31, 2014			December 31, 2013
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,286,624	$366,669	$1,653,293	$1,456,420	$456,759	$1,913,179
Unguaranteed residual values	105,205	18,291	123,496	121,339	21,553	142,892
Unearned income	(270,196)	(83,110)	(353,306)	(299,396)	(101,311)	(400,707)
Allowance for credit losses	(10,281)	(5,129)	(15,410)	(14,165)	(9,703)	(23,868)
Net investment in sales-type lease receivables	1,111,352	296,721	1,408,073	1,264,198	367,298	1,631,496
Loan receivables
Loan receivables	376,987	47,665	424,652	397,815	49,054	446,869
Allowance for credit losses	(10,912)	(1,788)	(12,700)	(11,165)	(1,916)	(13,081)
Net investment in loan receivables	366,075	45,877	411,952	386,650	47,138	433,788
Net investment in finance receivables	$1,477,427	$342,598	$1,820,025	$1,650,848	$414,436	$2,065,284

Finance receivables with a net investment of $62 million were included in the sale of DIS.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Loans receivables are due within one year. Maturities of gross sales-type lease finance receivables at December 31, 2014 were as follows:

	Sales-type Lease Receivables
	North America	International	Total
2015	$580,232	$146,670	$726,902
2016	362,876	104,442	467,318
2017	214,582	67,824	282,406
2018	97,914	36,227	134,141
2019	25,497	10,760	36,257
Thereafter	5,523	746	6,269
Total	$1,286,624	$366,669	$1,653,293
Allowance for Credit Losses
Activity in the allowance for credit losses for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at December 31, 2011	$28,661	$12,039	$20,272	$2,458	$63,430
Amounts charged to expense	2,276	994	3,278	903	7,451
Accounts written off	(13,958)	(4,371)	(11,228)	(1,230)	(30,787)
Balance at December 31, 2012	16,979	8,662	12,322	2,131	40,094
Amounts charged to expense	4,584	4,553	9,663	1,254	20,054
Accounts written off	(7,398)	(3,512)	(10,820)	(1,469)	(23,199)
Balance at December 31, 2013	14,165	9,703	11,165	1,916	36,949
Amounts charged to expense	4,346	866	10,237	1,626	17,075
Accounts written off	(8,230)	(5,440)	(10,490)	(1,754)	(25,914)
Balance at December 31, 2014	$10,281	$5,129	$10,912	$1,788	$28,110

Aging of Receivables
The aging of finance receivables at December 31, 2014 and 2013 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
December 31, 2014
1 - 30 days	$1,217,623	$347,236	$359,672	$45,678	$1,970,209
31 - 60 days	23,242	6,207	9,245	1,201	39,895
61 - 90 days	24,198	4,494	3,498	413	32,603
> 90 days	21,561	8,732	4,572	373	35,238
Total	$1,286,624	$366,669	$376,987	$47,665	$2,077,945
Past due amounts > 90 days
Still accruing interest	$5,931	$2,517	$—	$—	$8,448
Not accruing interest	15,630	6,215	4,572	373	26,790
Total	$21,561	$8,732	$4,572	$373	$35,238

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
December 31, 2013
1 - 30 days	$1,383,253	$425,923	$379,502	$42,573	$2,231,251
31 - 60 days	32,102	11,760	10,464	4,391	58,717
61 - 90 days	20,830	5,724	3,330	1,363	31,247
> 90 days	20,235	13,352	4,519	727	38,833
Total	$1,456,420	$456,759	$397,815	$49,054	$2,360,048
Past due amounts > 90 days
Still accruing interest	$6,413	$3,979	$—	$—	$10,392
Not accruing interest	13,822	9,373	4,519	727	28,441
Total	$20,235	$13,352	$4,519	$727	$38,833
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
The table below shows the North America portfolio at December 31, 2014 and 2013 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	December 31,
	2014	2013
Sales-type lease receivables
Low	$936,979	$1,081,853
Medium	230,799	244,379
High	45,202	51,851
Not Scored	73,644	78,337
Total	$1,286,624	$1,456,420
Loan receivables
Low	$259,436	$279,607
Medium	96,243	95,524
High	10,913	11,511
Not Scored	10,395	11,173
Total	$376,987	$397,815

7. Fixed Assets
Fixed assets at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Land	$9,908	$6,797
Buildings	213,196	176,200
Machinery and equipment	923,374	918,075
	1,146,478	1,101,072
Accumulated depreciation	(861,387)	(855,901)
Property, plant and equipment, net	$285,091	$245,171

Rental property and equipment	$462,244	$537,128
Accumulated depreciation	(261,864)	(310,982)
Rental property and equipment, net	$200,380	$226,146
Depreciation expense was $165 million, $158 million and $177 million for the years ended December 31, 2014, 2013 and 2012, respectively.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

8. Intangible Assets and Goodwill
Intangible assets
Intangible assets at December 31, 2014 and 2013 consisted of the following:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$337,438	$(263,121)	$74,317	$354,373	$(251,388)	$102,985
Supplier relationships	29,000	(27,913)	1,087	29,000	(25,013)	3,987
Software & technology	160,825	(154,610)	6,215	167,009	(155,009)	12,000
Trademarks & other	33,079	(32,525)	554	42,773	(41,358)	1,415
Total intangible assets, net	$560,342	$(478,169)	$82,173	$593,155	$(472,768)	$120,387

Amortization expense for intangible assets was $34 million, $37 million and $41 million for the years ended December 31, 2014, 2013 and 2012, respectively. The future amortization expense for intangible assets at December 31, 2014 was as follows:

Year ended December 31,
2015	$28,827
2016	22,061
2017	10,949
2018	8,321
2019	5,257
Thereafter	6,758
Total	$82,173
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, for the years ended December 31, 2014 and 2013 are shown in the tables below. Prior year amounts have been recast for the change in reportable segments and discontinued operations.

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2013	Impairment	Other (1)	December 31, 2014
North America Mailing	$326,664	$—	$326,664	$—	$(17,216)	$309,448
International Mailing	182,261	—	182,261	—	(20,115)	162,146
Small & Medium Business Solutions	508,925	—	508,925	—	(37,331)	471,594
Production Mail	118,060	—	118,060	—	(7,223)	110,837
Presort Services	195,140	—	195,140	—	—	195,140
Enterprise Business Solutions	313,200	—	313,200	—	(7,223)	305,977
Digital Commerce Solutions	903,393	—	903,393	—	(8,243)	895,150
Total reportable segments	1,725,518	—	1,725,518	—	(52,797)	1,672,721
Discontinued operations	9,353	—	9,353	—	(9,353)	—
Total goodwill	$1,734,871	$—	$1,734,871	$—	$(62,150)	$1,672,721

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2012	Impairment	Other (1)	December 31, 2013
North America Mailing	$322,610	$—	$322,610	$—	$4,054	$326,664
International Mailing	182,746	—	182,746	—	(485)	182,261
Small & Medium Business Solutions	505,356	—	505,356	—	3,569	508,925
Production Mail	120,881	—	120,881	—	(2,821)	118,060
Presort Services	195,140	—	195,140	—	—	195,140
Enterprise Business Solutions	316,021	—	316,021	—	(2,821)	313,200
Digital Commerce Solutions	900,347	—	900,347	—	3,046	903,393
Total reportable segments	1,721,724	—	1,721,724	—	3,794	1,725,518
Discontinued operations	562,879	(148,465)	414,414	(101,415)	(303,646)	9,353
Total goodwill	$2,284,603	$(148,465)	$2,136,138	$(101,415)	$(299,852)	$1,734,871

(1)	Primarily represents foreign currency translation adjustments. For discontinued operations, the adjustment primarily represents the write-off of remaining goodwill upon sale.

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

Level 2 –
Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.

Level 3 –	Unobservable inputs that are supported by little or no market activity and may be derived from internally developed methodologies based on management's best estimates.
The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2014 and 2013. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$505,643	$193,986	$—	$699,629
Equity securities	—	27,409	—	27,409
Commingled fixed income securities	—	24,077	—	24,077
Debt securities - U.S. and foreign governments, agencies and municipalities	113,974	24,006	—	137,980
Debt securities - corporate	—	67,448	—	67,448
Mortgage-backed / asset-backed securities	—	156,614	—	156,614
Derivatives
Foreign exchange contracts	—	1,386	—	1,386
Total assets	$619,617	$494,926	$—	$1,114,543
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(2,988)	$—	$(2,988)
Total liabilities	$—	$(2,988)	$—	$(2,988)

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

Investment securities include investments held by the Bank whose primary business is to provide financing solutions to clients that rent postage meters and purchase supplies. The Bank's assets and liabilities consist primarily of cash, finance receivables, short and long-term investments and deposit accounts.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The Bank's investment securities are classified as available-for-sale and recorded at fair value in the Consolidated Balance Sheets as cash and cash equivalents, short-term investments and other assets depending on the type of investment and maturity. Unrealized holding gains and losses are recorded, net of tax, in accumulated other comprehensive income (AOCI).

Available-For-Sale Securities
At December 31, 2014 and 2013, available-for-sale securities consisted of the following:

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$135,839	$2,905	$(764)	$137,980
Corporate	66,170	1,569	(291)	67,448
Mortgage-backed / asset-backed securities	155,330	2,362	(1,078)	156,614
Total	$357,339	$6,836	$(2,133)	$362,042

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$121,803	$999	$(3,372)	$119,430
Corporate	37,901	935	(572)	38,264
Mortgage-backed / asset-backed securities	165,664	1,570	(2,636)	164,598
Total	$325,368	$3,504	$(6,580)	$322,292

Investment securities that were in a loss position for 12 or more continuous months at December 31, 2014 had aggregate unrealized holding losses of $1 million and an estimated fair value of $42 million. Investment securities that were in a loss position for less than 12 continuous months at December 31, 2014 had aggregate unrealized holding losses of $1 million and an estimated fair value of $88 million.

Investment securities that were in a loss position for 12 or more continuous months at December 31, 2013 had aggregate unrealized holding losses of $1 million and an estimated fair value of $19 million. Investment securities that were in a loss position for less than 12 continuous months at December 31, 2013 had aggregate unrealized holding losses of $6 million and an estimated fair value of $166 million.

We have not recognized an other-than-temporary impairment on any of the investment securities in an unrealized loss position because we do not intend to sell these securities, it is more likely than not that we will not be required to sell these securities before recovery of the unrealized losses and we expect to receive the contractual principal and interest on these investment securities.

At December 31, 2014, the amortized cost and estimated fair value of available-for-sale securities have scheduled maturities as follows:

	Amortized cost	Estimated fair value
Within 1 year	$48,452	$48,527
After 1 year through 5 years	70,734	71,526
After 5 years through 10 years	80,426	81,744
After 10 years	157,727	160,245
Total	$357,339	$362,042
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Derivative Instruments
The valuation of foreign exchange derivatives is based on a market approach using observable market data inputs, such as foreign currency spot and forward rates and yield curves. As required by the fair value measurements guidance, we also incorporate counterparty credit risk and our credit risk into the fair value measurement of our derivative assets and liabilities, respectively. We derive credit risk from observable data in the credit default swap market.

The fair value of our derivative instruments at December 31, 2014 and 2013 was as follows:

		December 31,
Designation of Derivatives	Balance Sheet Location	2014	2013
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$762	$546
	Accounts payable and accrued liabilities	—	(526)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	624	812
	Accounts payable and accrued liabilities	(2,988)	(2,483)

	Total derivative assets	1,386	1,358
	Total derivative liabilities	(2,988)	(3,009)
	Total net derivative liability	$(1,602)	$(1,651)

Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At December 31, 2014 and 2013, we had outstanding contracts associated with these anticipated transactions with a notional amount of $18 million and $26 million, respectively.

The amounts included in AOCI at December 31, 2014 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

The following represents the results of cash flow hedging relationships for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2014	2013		2014	2013
Foreign exchange contracts	$1,878	$241	Revenue	$1,276	$(835)
			Cost of sales	(140)	332
				$1,136	$(503)
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at December 31, 2014 mature over the next 13 months.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The following represents the results of our non-designated derivative instruments for the years ended December 31, 2014 and 2013:

		Year Ended December 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2014	2013
Foreign exchange contracts	Selling, general and administrative expense	$(4,701)	$(16,574)

Interest Rate Swaps
We had no interest rate swap agreements outstanding at December 31, 2014 or 2013. During 2013, we had interest rate swaps related to our fixed-rate debt outstanding. These interest rate swaps were designated as fair value hedges and changes in the fair value of both the derivative and item being hedged were recognized in earnings. No amount of ineffectiveness was recorded in earnings during 2013. Activity for interest rate swaps outstanding during 2013 was as follows:

		Year Ended December 31, 2013
Derivative Instrument	Location of Gain (Loss)	Derivative Gain Recognized in Earnings	Hedged Item Expense Recognized in Earnings
Interest rate swaps	Interest expense	$3,798	$(11,883)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At December 31, 2014, the maximum amount of collateral that we would have been required to post had the credit-risk-related contingent features been triggered was $2 million.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations. The inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
Carrying value	$3,252,006	$3,346,295
Fair value	$3,440,383	$3,539,022

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

10. Supplemental Balance Sheet Information
The following table shows selected balance sheet information at December 31, 2014 and 2013:

	December 31,
	2014	2013
Other assets:
Long-term investments	$324,439	$293,514
Deferred charges	149,092	161,570
Other	95,579	116,723
Total	$569,110	$571,807

Accounts payable and accrued liabilities:
Accounts payable	$268,527	$270,067
Customer deposits	661,167	672,440
Employee related liabilities	319,963	332,072
Miscellaneous other	309,074	370,003
Total	$1,558,731	$1,644,582

Assets held for sale
Assets held for sale at December 31, 2014 and 2013 includes the fair value of our corporate headquarters building. At December 31, 2014, the fair value of the building, determined as the estimated selling price less the costs to sell, was $44 million. Assets held for sale at December 31, 2014 also includes the value of a lease portfolio that was subsequently sold in January 2015.

11. Restructuring Charges and Asset Impairments
Operational Excellence
In 2013, we initiated actions designed to enhance our responsiveness to changing market conditions, further streamline our business operations, reduce our cost structure and create long-term flexibility to invest in growth (Operational Excellence). The table below shows the activity in our restructuring reserves for Operational Excellence for the years ended December 31, 2014 and 2013 and includes amounts for both continuing operations and discontinued operations.

	Severance and benefits costs	Other exit costs	Total
Balance at December 31, 2012	$—	$—	$—
Expenses, net	55,449	9,961	65,410
Cash payments	(13,022)	(2,339)	(15,361)
Balance at December 31, 2013	42,427	7,622	50,049
Expenses, net	82,730	5,444	88,174
Cash payments	(47,052)	(4,912)	(51,964)
Balance at December 31, 2014	$78,105	$8,154	$86,259
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Other Plans
Other plans include workforce reduction actions taken in 2012 and strategic transformation initiatives announced in 2009 that were implemented over a three year period. The table below shows the activity in our restructuring reserves for these other plans for the years ended December 31, 2014, 2013 and 2012 and includes amounts for both continuing operations and discontinued operations.

	Severance and benefits costs	Other exit costs	Total
Balance at December 31, 2011	$105,036	$14,075	$119,111
Expenses, net	24,992	(1,627)	23,365
Cash payments	(67,488)	(7,230)	(74,718)
Balance at December 31, 2012	62,540	5,218	67,758
Expenses, net	(7,076)	—	(7,076)
Cash payments	(39,333)	(4,826)	(44,159)
Balance at December 31, 2013	16,131	392	16,523
Expenses, net	(8,405)	—	(8,405)
Cash payments	(3,995)	(203)	(4,198)
Balance at December 31, 2014	$3,731	$189	$3,920

Asset Impairments
In 2013, we entered into an agreement to sell our corporate headquarters building and recorded a non-cash impairment charge of $26 million to write-down the carrying value of the building to its fair value. The fair value was determined based on the estimated selling price less the costs to sell. The inputs used to determine the fair value were classified as Level 3. The impairment charge was included as restructuring charges and asset impairments, net in the Consolidated Statements of Income.

12. Debt

		December 31,
	Interest rate	2014	2013
Notes due March 2015	5.0%	$274,879	$274,879
Notes due January 2016	4.75%	370,914	370,914
Notes due September 2017	5.75%	385,109	500,000
Notes due March 2018	5.6%	250,000	250,000
Notes due May 2018	4.75%	350,000	350,000
Notes due March 2019	6.25%	300,000	300,000
Notes due November 2022	5.25%	110,000	110,000
Notes due March 2024	4.625%	500,000	—
State of CT DECD loan due November 2024	2.0%	16,000	—
Notes due January 2037	5.25%	115,041	500,000
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	130,000	230,000
Principal amount		3,226,943	3,310,793
Less: unamortized discount		6,653	5,158
Plus: unamortized interest rate swap proceeds		31,716	40,660
Total debt		3,252,006	3,346,295
Less: current portion long-term debt		324,879	—
Long-term debt		$2,927,127	$3,346,295

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

To fund the Tender Offer, also in the first quarter of 2014, we issued $500 million of 4.625% fixed rate 10-year notes. Interest is payable in March and September. The notes mature in March 2024, but may be redeemed, at any time, in whole or in part, at our option, at par plus accrued interest. If the notes are redeemed prior to December 15, 2023, the redemption price will be equal to the sum of 100% of the principal amount, accrued and unpaid interest and a make-whole payment. Net proceeds from the issuance of the notes were $493 million.

In October 2014, we received a loan from the State of Connecticut Department of Economic and Community Development (CT DECD). The loan consists of a $15 million development loan and $1 million jobs-training grant that is subject to refund if certain conditions are not met. The loan requires monthly interest payments through November 2020 and principal and interest payments from December 2020 through maturity in November 2024.

The 5.25% Notes due November 2022 and 6.7% Notes due March 2043 may be redeemed, at our option, in whole or in part, at par plus accrued interest any time on or after November 2015 and March 2018, respectively.

The 5.25% Notes due 2037 may be redeemed by bondholders, in whole or in part, at par plus accrued interest in January 2017.

Term loans bear interest at the applicable London Interbank Offered Rate plus 2.25% or Prime Rate plus 1.25%, at our option. Interest is payable and resets quarterly and the loans mature in 2015 and 2016. In 2014, we repaid $100 million of the term loans. At December 31, 2014, the weighted-average interest rate of the term loans was 2.48%.

There were no outstanding commercial paper borrowings at December 31, 2014 or 2013. As of December 31, 2014, we had not drawn upon our $1.0 billion credit facility. The credit facility was renewed in January 2015 and expires in January 2020.

Annual maturities of outstanding debt at December 31, 2014 are as follows:

2015	$324,879
2016	450,914
2017	385,109
2018	600,000
2019	300,000
Thereafter	1,166,041
Total	$3,226,943

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

13. Retirement Plans and Postretirement Medical Benefits
We provide certain retirement benefits to our U.S. employees hired prior to January 1, 2005 and to eligible employees outside the U.S. under various defined benefit retirement plans. Benefit accruals under most of our defined benefit plans, including our two largest U.S. pension plans, our U.K. pension plans and Canadian pension plans, have been frozen.
We also provide certain employer subsidized health care and employer provided life insurance benefits in the U.S. and Canada to eligible retirees and their dependents. Employees hired before January 1, 2005 in the U.S. and April 1, 2005 in Canada become eligible for retiree medical benefits after reaching age 55 and with the completion of the required service period. The cost of these benefits is recognized over the period the employee provides credited service to the company.
Retirement Plans
The benefit obligations and funded status of defined benefit pension plans are as follows:

	United States		Foreign
	2014	2013	2014	2013
Accumulated benefit obligation	$1,866,914	$1,611,457	$698,176	$659,602

Projected benefit obligation
Benefit obligation - beginning of year	$1,622,591	$1,822,677	$672,773	$663,826
Service cost	6,908	13,981	3,565	6,272
Interest cost	77,655	74,370	28,518	27,365
Plan participants' contributions	—	—	59	496
Actuarial loss (gain)	306,718	(154,996)	89,695	(1,224)
Foreign currency changes	—	—	(52,750)	(204)
Settlement / curtailment	(16,867)	(3,275)	—	(86)
Special termination benefits	—	548	1,238	935
Benefits paid	(128,829)	(130,714)	(27,811)	(24,607)
Benefit obligation - end of year	$1,868,176	$1,622,591	$715,287	$672,773

Fair value of plan assets available for benefits
Fair value of plan assets - beginning of year	$1,523,679	$1,583,932	$561,078	$509,331
Actual return on plan assets	195,946	60,569	67,306	62,777
Company contributions	19,534	9,892	15,323	14,509
Plan participants' contributions	—	—	59	496
Settlement / curtailment	(16,867)	—	—	—
Foreign currency changes	—	—	(40,963)	(1,428)
Benefits paid	(128,829)	(130,714)	(27,811)	(24,607)
Fair value of plan assets - end of year	$1,593,463	$1,523,679	$574,992	$561,078

Amounts recognized in the Consolidated Balance Sheets
Non-current asset	$300	$195	$5,813	$11,951
Current liability	(6,590)	(18,097)	(1,008)	(1,051)
Non-current liability	(268,423)	(81,010)	(145,100)	(122,595)
Funded status	$(274,713)	$(98,912)	$(140,295)	$(111,695)
In October 2014, the Society of Actuaries published updated mortality tables for U.S. plans (RP-2014) and an updated improvement scale (MP-2014), which both reflect improved longevity. We have historically utilized the Society of Actuaries' published mortality data in our plan assumptions. Accordingly, we adopted RP-2014 and MP-2014 for purposes of measuring the pension obligation at year end. The change to the mortality assumption increased the year-end pension obligation by $110 million.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Information provided in the table below is only for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2014 and 2013:

	United States		Foreign
	2014	2013	2014	2013
Projected benefit obligation	$1,867,788	$1,621,164	$583,317	$544,875
Accumulated benefit obligation	$1,866,525	$1,610,029	$566,365	$532,774
Fair value of plan assets	$1,592,774	$1,522,057	$437,209	$421,229

Pretax amounts recognized in AOCI consist of:
	United States		Foreign
	2014	2013	2014	2013
Net actuarial loss	$918,641	$733,943	$253,257	$200,000
Prior service credit	(144)	(135)	(806)	(863)
Transition asset	—	—	(49)	(59)
Total	$918,497	$733,808	$252,402	$199,078

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2015 are as follows:

	United States	Foreign
Net actuarial loss	$30,590	$6,828
Prior service cost (credit)	9	(79)
Transition asset	—	(10)
Total	$30,599	$6,739

The components of net periodic benefit cost for defined benefit pension plans were as follows:

	United States			Foreign
	2014	2013	2012	2014	2013	2012
Service cost	$6,908	$13,981	$18,939	$3,565	$6,272	$7,763
Interest cost	77,655	74,370	81,040	28,518	27,365	27,793
Expected return on plan assets	(103,822)	(107,608)	(121,623)	(39,137)	(34,769)	(32,299)
Amortization of net transition asset	—	—	—	(10)	(9)	(10)
Amortization of prior service cost (credit)	9	380	803	(57)	112	112
Amortization of net actuarial loss	25,369	32,494	52,957	8,268	14,445	14,103
Special termination benefits	—	548	—	1,238	935	601
Settlement / curtailment	4,528	2,638	(48)	—	—	444
Net periodic benefit cost	$10,647	$16,803	$32,068	$2,385	$14,351	$18,507

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Other changes in plan assets and benefit obligations for defined benefit pension plans recognized in other comprehensive income were as follows:

	United States		Foreign
	2014	2013	2014	2013
Net actuarial loss (gain)	$214,593	$(111,232)	$61,525	$(29,320)
Amortization of net actuarial loss	(25,369)	(32,494)	(8,268)	(14,445)
Amortization of prior service (cost) credit	(9)	(380)	57	(112)
Net transition asset	—	—	10	9
Settlement / curtailment	(4,528)	(2,638)	—	—
Total recognized in other comprehensive income	$184,687	$(146,744)	$53,324	$(43,868)

Weighted-average actuarial assumptions used to determine end of year benefit obligations and net periodic benefit cost for defined benefit pension plans include:

	2014			2013			2012
United States
Used to determine benefit obligations
Discount rate	4.15%			4.95%			4.05%
Rate of compensation increase	N/A			3.50%			3.50%

Used to determine net periodic benefit cost
Discount rate	4.95%			4.05%			4.95%
Expected return on plan assets	7.00%			7.25%			7.75%
Rate of compensation increase	3.50%			3.50%			3.50%

Foreign
Used to determine benefit obligations
Discount rate	1.10%	-	3.80%	1.45%	-	4.60%	1.95%	-	4.65%
Rate of compensation increase	1.50%	-	3.50%	1.50%	-	3.50%	1.50%	-	3.50%

Used to determine net periodic benefit cost
Discount rate	1.45%	-	4.60%	1.95%	-	4.65%	1.80%	-	6.10%
Expected return on plan assets	3.75%	-	7.50%	3.50%	-	7.50%	3.25%	-	7.50%
Rate of compensation increase	1.50%	-	3.50%	1.50%	-	3.50%	2.10%	-	4.60%

A discount rate is used to determine the present value of our future benefit obligations. The discount rate for our U.S. pension and postretirement medical benefit plans is determined by matching the expected cash flows associated with our benefit obligations to a pool of corporate long-term, high-quality fixed income debt instruments available as of the measurement date. The discount rate for our largest foreign plan, the U.K. Qualified Pension Plan (the U.K. Plan), is determined by using a model that discounts each year's estimated benefit payments by an applicable spot rate derived from a yield curve created from a large number of high quality corporate bonds. For our other smaller foreign pension plans, the discount rate is selected based on high-quality fixed income indices available in the country in which the plan is domiciled.

The expected return on plan assets is based on historical and expected rates of return for current and planned asset classes in the plans' investment portfolio after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The overall expected rate of return for the portfolio is based on the target asset allocation of our global pension plans, adjusted for historical and expected experience of active portfolio management results, when compared to the benchmark returns. When assessing the expected future returns for the portfolio, management places more emphasis on the expected future returns than historical returns.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

During 2015, we anticipate making total contributions of $7 million to our U.S. pension plans and $16 million to our foreign pension plans. We will reassess our funding alternatives as the year progresses.

Investment Strategy and Asset Allocation - U.S. Pension Plans
The investment strategy of our U.S. pension plans is to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligation and the actuarial liabilities and to earn a nominal rate of return of at least 7.0%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to reduce the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. Investments within the private equity and real estate portfolios are comprised of limited partnership units in primary and secondary fund of funds and units in open-ended commingled real estate funds, respectively. These types of investment vehicles are used in an effort to gain greater asset diversification. We do not have any significant concentrations of credit risk within the plan assets. The pension plans' liabilities, investment objectives and investment managers are reviewed periodically. The target asset allocation for 2015 and the actual asset allocations at December 31, 2014 and 2013, for the U.S. pension plans are as follows:

	Target allocation	Percent of Plan Assets at December 31,
	2015	2014	2013
Asset category
U.S. equities	11%	12%	16%
Non-U.S. equities	11%	9%	14%
Fixed income	68%	69%	60%
Real estate	2%	5%	4%
Private equity	8%	5%	6%
Total	100%	100%	100%

Investment Strategy and Asset Allocation - Foreign Pension Plans
Our foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees and our corporate personnel. The investment strategies adopted by our foreign plans vary by country and plan, with each strategy tailored to achieve the expected rate of return within an acceptable or appropriate level of risk, depending upon the liability profile of plan participants, local funding requirements, investment markets and restrictions. The U.K. plan represents 74% of the non-U.S. pension assets. The U.K. pension plan's investment strategy is to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligation and the actuarial liabilities and to earn a nominal rate of return of at least 7.0%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to minimize the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. We do not have any significant concentrations of credit risk within the plan assets. The pension plans' liabilities, investment objectives and investment managers are reviewed periodically. The target asset allocation for 2015 and the actual asset allocations at December 31, 2014 and 2013, for the U.K. pension plan are as follows:

	Target Allocation	Percent of Plan Assets at December 31,
	2015	2014	2013
Asset category
U.K. equities	30%	28%	33%
Non-U.K. equities	30%	29%	35%
Fixed income	40%	40%	31%
Cash	—%	3%	1%
Total	100%	100%	100%

The target asset allocation used to manage the investment portfolios is based on the broad asset categories shown above. The plan asset categories presented in the fair value hierarchy are subsets of the broad asset categories.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The fair value of the U.K. plan assets was $427 million and $414 million at December 31, 2014 and 2013, respectively, and the expected long-term weighted average rate of return on these plan assets was 7.50% in 2014 and 7.38% in 2013.

Fair Value Measurements of Plan Assets
The following tables show, by level within the fair value hierarchy, the financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2014 and 2013, respectively, for the U.S. and foreign pension plans. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect placement within the fair value hierarchy levels. There are no shares of our common stock included in the plan assets of our pension plans.
United States Pension Plans

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$10,758	$—	$10,758
Equity securities	180,069	146,716	—	326,785
Commingled fixed income securities	—	261,571	—	261,571
Debt securities - U.S. and foreign governments, agencies and municipalities	184,209	25,131	—	209,340
Debt securities - corporate	—	598,927	—	598,927
Mortgage-backed securities	—	20,401	2,102	22,503
Asset-backed securities	—	2,158	—	2,158
Private equity	—	—	81,246	81,246
Real estate	—	—	74,747	74,747
Securities lending collateral (1)	—	131,901	—	131,901
Total plan assets at fair value	$364,278	$1,197,563	$158,095	$1,719,936
Securities lending payable (1)				(131,901)
Cash				4,621
Other				807
Fair value of plan assets available for benefits				$1,593,463

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$30,374	$—	$30,374
Equity securities	279,988	165,303	—	445,291
Commingled fixed income securities	—	209,674	—	209,674
Debt securities - U.S. and foreign governments, agencies and municipalities	43,390	30,477	—	73,867
Debt securities - corporate	—	568,567	—	568,567
Mortgage-backed securities	—	31,738	2,634	34,372
Asset-backed securities	—	625	—	625
Private equity	—	—	87,470	87,470
Real estate	—	—	67,917	67,917
Securities lending collateral (1)	—	6,602	—	6,602
Total plan assets at fair value	$323,378	$1,043,360	$158,021	$1,524,759
Securities lending payable (1)				(6,602)
Cash				634
Other				4,888
Fair value of plan assets available for benefits				$1,523,679
(1) Securities lending collateral is offset by a corresponding securities lending payable amount.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Foreign Plans

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$6,684	$—	$6,684
Equity securities	99,570	190,924	—	290,494
Commingled fixed income securities	—	151,017	—	151,017
Debt securities - U.S. and foreign governments, agencies and municipalities	—	85,711	—	85,711
Debt securities - corporate	—	26,154	—	26,154
Total plan assets at fair value	$99,570	$460,490	$—	$560,060
Cash				10,859
Other				4,073
Fair value of plan assets available for benefits				$574,992

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$6,058	$—	$6,058
Equity securities	109,403	257,046	—	366,449
Commingled fixed income securities	—	104,070	—	104,070
Debt securities - U.S. and foreign governments, agencies and municipalities	—	60,204	—	60,204
Debt securities - corporate	—	17,944	—	17,944
Total plan assets at fair value	$109,403	$445,322	$—	$554,725
Cash				5,285
Other				1,068
Fair value of plan assets available for benefits				$561,078

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

•
Debt Securities – Corporate: Investments are comprised of both investment grade debt (≥BBB-) and high-yield debt (≤BBB-). The fair value of corporate debt securities is valued using recently executed transactions, market price quotations where observable, or bond spreads. The spread data used are for the same maturity as the security. These securities are classified as Level 2.

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

Level 3 Gains and Losses
The following table summarizes the changes in the fair value of Level 3 assets for the years ended December 31, 2014 and 2013:

	Mortgage-backed securities	Private equity	Real estate	Total
Balance at December 31, 2012	$3,191	$91,805	$63,168	$158,164
Realized (losses) gains	—	(1,591)	1,939	348
Unrealized gains	205	2,190	5,182	7,577
Net purchases, sales and settlements	(762)	(4,934)	(2,372)	(8,068)
Balance at December 31, 2013	2,634	87,470	67,917	158,021
Realized gains	12	11,174	285	11,471
Unrealized gains	59	1,886	6,140	8,085
Net purchases, sales and settlements	(603)	(19,284)	405	(19,482)
Balance at December 31, 2014	$2,102	$81,246	$74,747	$158,095

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Nonpension Postretirement Benefits
The benefit obligation and funded status for nonpension postretirement benefit plans are as follows:

	2014	2013
Benefit obligation
Benefit obligation - beginning of year	$231,153	$282,857
Service cost	2,683	3,684
Interest cost	9,951	9,503
Plan participants' contributions	5,418	4,313
Actuarial loss (gain)	37,532	(30,051)
Foreign currency changes	(2,096)	(1,693)
Curtailment	(2,160)	(4,839)
Benefits paid	(28,501)	(32,621)
Benefit obligation - end of year (1)	$253,980	$231,153

Fair value of plan assets
Fair value of plan assets - beginning of year	$—	$—
Company contribution	23,083	28,308
Plan participants' contributions	5,418	4,313
Benefits paid	(28,501)	(32,621)
Fair value of plan assets - end of year	$—	$—

Amounts recognized in the Consolidated Balance Sheets
Current liability	$(22,113)	$(23,668)
Non-current liability	(231,867)	(207,485)
Funded status	$(253,980)	$(231,153)

(1)	The benefit obligation for the U.S. nonpension postretirement plans was $231 million and $208 million at December 31, 2014 and 2013, respectively.

Pretax amounts recognized in AOCI consist of:

	2014	2013
Net actuarial loss	$97,955	$68,120
Prior service cost	2,356	2,516
Total	$100,311	$70,636

The components of net periodic benefit cost for nonpension postretirement benefit plans were as follows:

	2014	2013	2012
Service cost	$2,683	$3,684	$3,563
Interest cost	9,951	9,503	11,187
Amortization of prior service cost (credit)	159	128	(1,724)
Amortization of net actuarial loss	5,949	7,433	8,214
Curtailment	—	2,920	—
Net periodic benefit cost	$18,742	$23,668	$21,240

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Other changes in plan assets and benefit obligation for nonpension postretirement benefit plans recognized in other comprehensive income were as follows:

	2014	2013
Net actuarial loss (gain)	$35,372	$(34,890)
Amortization of net actuarial loss	(5,949)	(7,433)
Amortization of prior service cost	(159)	(128)
Curtailment	—	(2,920)
Other adjustments	412	481
Total recognized in other comprehensive income	$29,676	$(44,890)

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2015 are as follows:

Net actuarial loss	$9,619
Prior service cost	297
Total	$9,916

The weighted-average discount rates used to determine end of year benefit obligation and net periodic pension cost include:

	2014	2013	2012
Discount rate used to determine benefit obligation
U.S.	3.90%	4.40%	3.65%
Canada	3.80%	4.65%	3.90%

Discount rate used to determine net period benefit cost
U.S.	4.40%	3.65%	4.50%
Canada	4.65%	3.90%	4.15%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the U.S. plan was 6.5% for 2014 and 7.0% for 2013. The assumed health care trend rate is 6.0% for 2015 and will gradually decline to 5.0% by the year 2017 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$548	$(431)
Effect on postretirement benefit obligation	$9,512	$(8,829)

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid.

	Pension Benefits	Nonpension Benefits
Years ending December 31,
2015	$126,662	$22,187
2016	125,924	21,530
2017	127,549	20,863
2018	130,141	20,174
2019	131,871	19,567
2020 - 2024	676,833	88,921
	$1,318,980	$193,242

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Savings Plans
We offer voluntary defined contribution plans to our U.S. employees designed to help them accumulate additional savings for retirement. We provide a core contribution to all employees, regardless if they participate in the plan, and match a portion of each participating employees' contribution, based on eligible pay. Total contributions to our defined contribution plans were $25 million in 2014 and $32 million in 2013.

14. Income Taxes
Income from continuing operations before taxes consisted of the following:

	Years Ended December 31,
	2014	2013	2012
U.S.	$356,017	$288,660	$387,987
International	75,179	95,294	123,783
Total	$431,196	$383,954	$511,770

The provision for income taxes from continuing operations consisted of the following:

	Years Ended December 31,
	2014	2013	2012
U.S. Federal:
Current	$71,683	$78,315	$151,984
Deferred	6,941	(19,754)	16,136
	78,624	58,561	168,120
U.S. State and Local:
Current	7,186	5,359	(2,604)
Deferred	(9,307)	(8,026)	(26,273)
	(2,121)	(2,667)	(28,877)
International:
Current	32,492	28,063	57,906
Deferred	3,820	(5,990)	(82,862)
	36,312	22,073	(24,956)

Total current	111,361	111,737	207,286
Total deferred	1,454	(33,770)	(92,999)
Total provision for income taxes	$112,815	$77,967	$114,287

Effective tax rate	26.2%	20.3%	22.3%

The effective tax rate for 2014 includes tax benefits of $22 million from the resolution of tax examinations and $5 million from the retroactive effect of 2014 U.S. tax legislation.

The effective tax rate for 2013 includes tax benefits of $13 million from an affiliate reorganization, $17 million from tax planning initiatives and $5 million from the adjustment of non-U.S. tax accounts from prior periods and the retroactive effect of 2013 U.S. tax legislation.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The items accounting for the difference between income taxes computed at the federal statutory rate and our provision for income taxes consist of the following:

	Years Ended December 31,
	2014	2013	2012
Federal statutory provision	$150,920	$134,389	$179,119
State and local income taxes	(1,379)	(1,733)	(2,071)
Other impact of foreign operations	(12,668)	(28,238)	23,025
Tax exempt income/reimbursement	(1,327)	(1,672)	(1,992)
Federal income tax credits/incentives	(17,905)	(10,282)	(8,918)
Unrealized stock compensation benefits	2,318	2,292	3,456
Resolution of U.S. tax examinations	(5,856)	(3,853)	(47,380)
Impact of non-U.S. leveraged lease asset sales	—	—	(30,367)
Outside basis differences	—	(13,214)	—
Other, net	(1,288)	278	(585)
Provision for income taxes	$112,815	$77,967	$114,287
Other impacts of foreign operations include income of foreign affiliates taxed at rates other than the 35% U.S. statutory rate, the accrual or release of tax uncertainty amounts related to foreign operations, the tax impacts of foreign earnings repatriation and the U.S. foreign tax credit impacts of other foreign income taxed in the U.S.

Deferred tax liabilities and assets at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Deferred tax liabilities:
Depreciation	$(60,282)	$(33,057)
Deferred profit (for tax purposes) on sale to finance subsidiary	(114,633)	(142,114)
Lease revenue and related depreciation	(205,683)	(249,998)
Amortizable intangibles	(74,034)	(79,852)
Other	(64,900)	(73,077)
Deferred tax liabilities	(519,532)	(578,098)

Deferred tax assets:
Nonpension postretirement benefits	82,181	99,628
Pension	141,492	43,301
Inventory and equipment capitalization	18,502	22,824
Restructuring charges	35,432	26,837
Long-term incentives	25,718	28,880
Net operating loss	102,686	143,839
Tax credit carry forwards	47,493	48,617
Tax uncertainties gross-up	22,851	35,298
Other	125,512	147,709
Valuation allowance	(116,935)	(122,780)
Deferred tax assets	484,932	474,153
Total deferred taxes, net	$(34,600)	$(103,945)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate or based on the expected timing of the reversal. A valuation allowance is recognized to reduce the total deferred tax assets to an amount that will more-likely-than-not be realized. The valuation allowance relates primarily to certain foreign, state and local net operating loss and tax credit carryforwards that are more likely than not to expire unutilized.

We have net operating loss carryforwards of $240 million as of December 31, 2014, of which, $210 million can be carried forward indefinitely and the remainder expire over the next 15 years. In addition, we have tax credit carryforwards of $47 million, the majority of which can be carried forward indefinitely.

As of December 31, 2014 we have not provided for income taxes on $830 million of cumulative undistributed earnings of subsidiaries outside the U.S. as these earnings will be either indefinitely reinvested or remitted substantially free of additional tax. However, we estimate that withholding taxes on such remittances would be $12 million. Determination of the liability that would be incurred if these earnings were remitted to the U.S. is not practicable as there is a significant amount of uncertainty with respect to determining the amount of foreign tax credits and other indirect tax consequences that may arise from the distribution of these earnings.

Uncertain Tax Positions
A reconciliation of the amount of unrecognized tax benefits is as follows:

	2014	2013	2012
Balance at beginning of year	$172,594	$151,098	$202,828
Increases from prior period positions	9,090	15,777	11,811
Decreases from prior period positions	(33,692)	(6,908)	(17,985)
Increases from current period positions	17,704	23,549	28,255
Decreases relating to settlements with tax authorities	(22,127)	(482)	(1,948)
Reductions from lapse of applicable statute of limitations	(11,074)	(10,440)	(71,863)
Balance at end of year	$132,495	$172,594	$151,098
The amount of the unrecognized tax benefits at December 31, 2014, 2013 and 2012 that would affect the effective tax rate if recognized was $110 million, $148 million and $127 million, respectively.

On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to 25% of our unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes or discontinued operations as appropriate. During the years ended December 31, 2014, 2013 and 2012, we recorded interest and penalties of $2 million, $27 million and $(28) million, respectively. We had $11 million and $37 million accrued for the payment of interest and penalties at December 31, 2014 and 2013, respectively.

Other Tax Matters
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the U.S., other countries and local jurisdictions in which we have operations. Except for issues arising out of certain partnership investments, the IRS examinations of tax years prior to 2009 are closed to audit. Other than the pending application of legal principles to specific issues arising in earlier years, only post-2009 Canadian tax years are subject to examination. Other significant tax filings subject to examination include various post-2004 U.S. state and local, post-2007 German, and post-2010 French and U.K. tax filings. We have other less significant tax filings currently under examination or subject to examination.
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
During 2014, we determined that certain pre-2009 tax deductions associated with software development expenditures had not been deducted on our tax returns, the expenditures could be claimed on our current year return and our deferred tax liability was overstated. We assessed the materiality of this item on previously issued financial statements and concluded that it was not material to any annual

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

or interim period. However, due to the impact of this error on the 2014 annual consolidated financial statements, the accompanying Consolidated Balance Sheet and Consolidated Statements of Stockholders' Equity (Deficit) have been revised for the earliest period presented to increase opening retained earnings by $17 million and decrease our tax liabilities.
In August 2012, the United States Court of Appeals for the Third Circuit overturned a prior Tax Court decision and ruled in favor of the IRS and adverse to Historic Boardwalk Hall LLC (HBH), a partnership in which we had made an investment in the year 2000. In January 2014, the Tax Court entered an order to implement rulings of the Third Circuit. In August 2014, we entered into an agreement with our partner in the HBH investment releasing our respective claims against each other and agreeing to divest our investment in the partnership. The impact of this agreement is recorded in other expense in the Consolidated Statements of Income. During the year, we paid $54 million in tax payments representing a portion of the tax and interest due as a result of the Third Circuit decision and received $60 million from our partner under the indemnity agreement. Additional tax payments will be due in 2015, which we have accrued in our financial statements.
15. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary, has 300,000 shares, or $300 million, of outstanding perpetual voting preferred stock (PBIH Preferred Stock) held by certain institutional investors. The holders of PBIH Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the company. The PBIH Preferred Stock is entitled to cumulative dividends at a rate of 6.125% through April 30, 2016. Commencing October 30, 2016, the PBIH Preferred Stock is redeemable, in whole or in part, at the option of PBIH. If the PBIH Preferred Stock is not redeemed in whole on October 30, 2016, the dividend rate increases 50% and will increase 50% every six months thereafter. No dividends were in arrears at December 31, 2014 or December 31, 2013.

16. Commitments and Contingencies
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

17. Leases
We lease office facilities, sales and service offices, equipment and other properties under operating lease agreements with varying terms. Certain leases require us to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense was $55 million, $67 million and $68 million in 2014, 2013 and 2012, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2014 were as follows:

Years ending December 31,
2015	$47,496
2016	35,864
2017	26,306
2018	19,899
2019	14,313
Thereafter	67,726
Total minimum lease payments	$211,604

18. Stockholders' Equity
Preferred and Preference Stock
We have two classes of preferred stock issued and outstanding: the 4% Preferred Stock (the Preferred Stock) and the $2.12 Preference Stock (the Preference Stock). The Preferred Stock is entitled to cumulative dividends of $2 per year and can be converted into 24.24 shares of common stock, subject to adjustment, in certain events. The Preferred Stock is redeemable at our option at a price of $50 per share, plus dividends accrued through the redemption date. We are authorized to issue 600,000 shares of Preferred Stock. At December 31, 2014 and 2013, there were 24 shares and 74 shares outstanding, respectively. There are no unpaid dividends in arrears.

The Preference Stock is entitled to cumulative dividends of $2.12 per year and can be converted into 16.53 shares of common stock, subject to adjustment, in certain events. The Preference Stock is redeemable at our option at a price of $28 per share. We are authorized to issue 5,000,000 shares of Preference Stock. At December 31, 2014 and 2013, there were 20,237 shares and 21,838 shares outstanding, respectively. There are no unpaid dividends in arrears.

Common and Treasury Stock
The following table summarizes the changes in Common Stock and Treasury Stock:

	Common Stock	Treasury Stock
Balance at December 31, 2011	199,751,070	123,586,842
Issuance of common stock	1,118,089	(1,118,089)
Conversions to common stock	14,888	(14,888)
Balance at December 31, 2012	200,884,047	122,453,865
Issuance of common stock	1,163,668	(1,163,668)
Conversions to common stock	34,807	(34,807)
Balance at December 31, 2013	202,082,522	121,255,390
Repurchases of common stock	(1,863,262)	1,863,262
Issuance of common stock	781,032	(781,032)
Conversions to common stock	27,672	(27,672)
Balance at December 31, 2014	201,027,964	122,309,948

At December 31, 2014, 37,568,025 shares were reserved for issuance under our stock plans, dividend reinvestment program and the conversion of Preferred Stock and Preference Stock.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

19. Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Amounts Reclassified from AOCI (a)
	Years Ended December 31,
	2014	2013	2012
Gains (losses) on cash flow hedges
Revenue	$1,276	$(835)	$1,298
Cost of sales	(140)	332	(185)
Interest expense	(2,028)	(2,028)	(2,028)
Total before tax	(892)	(2,531)	(915)
Tax benefit	(347)	(987)	(358)
Net of tax	$(545)	$(1,544)	$(557)

Unrealized gains (losses) on available for sale securities
Interest income	$(1,149)	$(1,140)	$1,768
Tax (benefit) provision	(424)	(422)	654
Net of tax	$(725)	$(718)	$1,114

Pension and Postretirement Benefit Plans (b)
Transition asset	$10	$9	$10
Prior service (costs) credit	(111)	(620)	809
Actuarial losses	(43,702)	(54,372)	(75,274)
Total before tax	(43,803)	(54,983)	(74,455)
Tax benefit	(15,643)	(19,228)	(21,876)
Net of tax	$(28,160)	$(35,755)	$(52,579)
(a)     Amounts in parentheses indicate debits (reductions) to income.

(b)	These items are included in the computation of net periodic costs of defined benefit pension plans and nonpension postretirement benefit plans (see Note 13 for additional details).

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Changes in accumulated other comprehensive loss for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available for sale securities	Defined benefit pension plans and nonpension postretirement benefit plans	Foreign currency items	Total
Balance January 1, 2012	$(8,438)	$4,387	$(741,546)	$83,952	$(661,645)
Other comprehensive income (loss) before reclassifications (a)	104	1,240	(70,232)	(2,702)	(71,590)
Amounts reclassified from accumulated other comprehensive income (loss) (a), (b)	557	(1,114)	52,579	—	52,022
Net other comprehensive income (loss)	661	126	(17,653)	(2,702)	(19,568)
Balance at December 31, 2012	(7,777)	4,513	(759,199)	81,250	(681,213)
Other comprehensive income (loss) before reclassifications (a)	(147)	(7,000)	122,023	(39,489)	75,387
Amounts reclassified from accumulated other comprehensive income (loss) (a), (b), (c)	1,544	718	35,755	(6,747)	31,270
Net other comprehensive income (loss)	1,397	(6,282)	157,778	(46,236)	106,657
Balance at December 31, 2013	(6,380)	(1,769)	(601,421)	35,014	(574,556)
Other comprehensive income (loss) before reclassifications (a)	1,146	4,010	(212,818)	(89,584)	(297,246)
Amounts reclassified from accumulated other comprehensive income (loss) (a), (b), (c)	545	725	28,160	(3,784)	25,646
Net other comprehensive income (loss)	1,691	4,735	(184,658)	(93,368)	(271,600)
Balance at December 31, 2014	$(4,689)	$2,966	$(786,079)	$(58,354)	$(846,156)
(a)     Amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b)     See table above for additional details of these reclassifications.

(c)	Foreign currency item amount represents the recognition of deferred translation upon the sale of certain businesses.

20. Stock-Based Compensation Plans
The following table shows stock-based compensation expense included in the Consolidated Statements of Income:

	Years Ended December 31,
	2014	2013	2012
Cost of equipment sales	$1,004	$886	$1,212
Cost of software	95	—	—
Cost of support services	607	382	522
Cost of business services	694	527	721
Selling, general and administrative	14,028	11,099	15,176
Research and development	1,018	435	596
Discontinued operations (1)	—	1,592	—
Stock-based compensation expense	17,446	14,921	18,227
Tax benefit	(5,776)	(5,759)	(6,061)
Stock-based compensation expense, net of tax	$11,670	$9,162	$12,166
(1) Amount represents the expense related to the immediate vesting of restricted stock units and stock options held by employees of PBMS upon the sale of the business.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Stock Plans
We have a long-term incentive program whereby eligible employees may be granted restricted stock units, non-qualified stock options, other stock-based awards, cash or any combination thereof. The Executive Compensation Committee of the Board of Directors administers these plans. We settle employee stock compensation awards with treasury shares. At December 31, 2014, there were 19,715,336 shares available for future grants under our long-term incentive program.

Restricted Stock Units
Restricted stock units (RSUs) entitle the holder to shares of common stock as the units vest, typically over a three or four year service period. The fair value of the units is determined based on the stock price on the grant date less the present value of expected dividends. At December 31, 2014, there was $13 million of unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.8 years. The intrinsic value of RSUs outstanding at December 31, 2014 was $44 million. The intrinsic value of RSUs vested during 2014, 2013 and 2012 was $18 million, $15 million and $11 million, respectively. The fair value of RSUs vested during 2014, 2013 and 2012 was $10 million, $18 million and $13 million, respectively. During 2012, we granted 999,381 RSUs at a weighted average fair value of $14.72.
The following table summarizes information about restricted stock units during 2014 and 2013:

	2014		2013
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Restricted stock units outstanding - beginning of the year	1,941,312	$13.19	1,909,160	$17.68
Granted	685,994	23.62	1,365,798	10.37
Vested	(713,886)	14.50	(1,049,572)	17.52
Forfeited	(94,181)	15.11	(284,074)	13.33
Restricted stock units outstanding - end of the year	1,819,239	$16.41	1,941,312	$13.19

Market Stock Units
Market stock units (MSUs) are stock awards that entitle the holder to receive a number of shares, adjusted for the attainment of certain performance and market conditions. The award vests at the end of a three-year performance period and the actual number of shares the recipient receives may range from 50% to 200% of the shares awarded. The expense for these awards, net of estimated forfeitures, is recorded over the performance period based on the fair value of the award, which was determined on the grant date using a Monte Carlo simulation model. At December 31, 2014, substantially all of expense for these awards has been recognized as the award fully vests in February 2015. In February 2015, 259,531 shares were issued with an intrinsic value of $6 million.

There were no MSUs awarded during 2014 or 2013 and in 2012, we awarded 205,013 MSUs at a weighted average fair value of $17.91. The fair value of MSUs was determined based on the following assumptions: expected dividend yield - 6.7%, expected stock price volatility - 29.7%, and risk-free interest rate - 0.4%.

The following table summarizes information about market stock units during 2014 and 2013:

	2014		2013
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Market stock units outstanding - beginning of the year	188,427	$17.91	198,145	$17.91
Forfeited	—	—	(9,718)	17.91
Market stock units outstanding - end of the year	188,427	$17.91	188,427	$17.91

Performance Stock Units
Performance stock units (PSUs) are stock awards where the number of shares ultimately received by the employee is conditional upon the attainment of certain performance targets as well as total shareholder return relative to peer companies. PSUs vest at the end of a three-year service period and the actual number of shares awarded may range from 0% to 200% of the target award. However, the final determination of the number of shares to be issued is made by our Board of Directors, who may reduce, but not increase, the ultimate

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

number of shares to be awarded (negative discretion). PSUs are accounted for as variable awards until the end of the service period when the grant date is established.

Total share-based compensation expense for PSUs is determined by the product of the number of shares eligible to be awarded and expected to vest and the fair value of the award, determined using a Monte Carlo simulation model, commencing at the inception of the requisite service period. During the performance period, the compensation expense for PSUs is re-computed using the fair value of the award, determined using a Monte Carlo simulation model each balance sheet date. Due to the variability of these awards, significant fluctuations in share-based compensation expense recognized from one period to the next are possible. At December 31, 2014, there was $11 million of unrecognized compensation cost related to PSUs that will be recognized over 2.1 years.

The following table summarizes information about PSUs during 2014:

Shares
PSUs outstanding - beginning of the year	—
Granted	493,255
Performance adjustments	113,460
PSUs outstanding - end of the year	606,715

Stock Options
We may also grant stock options to certain officers and employees at an exercise price equal to the stock price of our common stock on the grant date. Options vest ratably over three or four years and expire ten years from the date of grant. At December 31, 2014, there was less than $1 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.3 years. The intrinsic value of options outstanding and options exercisable at December 31, 2014 was $10 million and $5 million, respectively. The intrinsic value of options exercised during 2014 and 2013 was not material.

The following table summarizes information about stock option activity during 2014 and 2013:

	2014		2013
	Shares	Per share weighted average exercise prices	Shares	Per share weighted average exercise prices
Options outstanding - beginning of the year	12,396,894	$34.90	13,653,245	$35.28
Granted	—	—	800,000	21.93
Exercised	(137,072)	22.78	(35,461)	22.09
Canceled	(114,925)	36.05	(628,731)	32.93
Expired	(1,436,203)	40.06	(1,392,159)	32.39
Options outstanding - end of the year	10,708,694	$34.27	12,396,894	$34.90
Options exercisable - end of the year	9,808,694	$35.60	10,864,753	$36.84

The following table provides additional information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of per share exercise prices	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life
$13.39 - $22.99	2,318,742	$20.26	6.7 years	1,578,742	$20.89	6.0 years
$23.00 - $30.99	2,410,252	25.31	5.3 years	2,250,252	25.41	5.1 years
$31.00 - $45.99	3,356,418	40.30	2.2 years	3,356,418	40.30	2.2 years
$46.00 - $48.03	2,623,282	47.20	0.6 years	2,623,282	47.20	0.6 years
	10,708,694	$34.27	3.5 years	9,808,694	$35.60	3.1 years

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

We estimate the fair value of stock options using a Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the volatility of our stock price, a risk-free interest rate, the expected dividend yield and expected life of the award. Expected stock price volatility is based on historical price changes of our stock. The risk-free interest rate is based on U.S. treasuries with a term equal to the expected option term. The expected life of the award and expected dividend yield are based on historical experience. There were no stock options granted during 2014. In 2013, we granted 800,000 options at a weighted average exercise price of $21.93 and in 2012, we granted 600,000 options at a weighted average exercise price of $15.71.

The fair value of stock options granted during 2013 and 2012 was determined using the following assumptions:

	Years Ended December 31,
	2013	2012
Expected dividend yield	7.7%	9.3%
Expected stock price volatility	29.5%	30.0%
Risk-free interest rate	1.8%	1.2%
Expected life	7.9 years	7.9 years
Weighted-average fair value per option granted	$0.88	$0.48
Fair value of options granted (in thousands)	$704	$288

Employee Stock Purchase Plan
We maintain a non-compensatory Employee Stock Purchase Plan that enables substantially all U.S. and Canadian employees to purchase shares of our common stock at an offering price of 95% of the average market price on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. Employees purchased 87,606 shares and 222,159 shares in 2014 and 2013, respectively. We have reserved 3,200,506 common shares for future purchase under the ESPP.

Directors' Stock Plan
The Directors Stock Plan was amended and restated as of May 12, 2014.  Under the revised plan, non-employee directors receive restricted stock units which are convertible into shares of common stock one year from date of grant. Under the Directors’ Stock Plan in effect for the 2013 awards, non-employee directors received shares of stock that vested after six months. In 2014, 34,344 restricted stock units were awarded to non-employee directors and in 2013, 19,800 shares of stock were awarded to non-employee directors.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

21. Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Revenue	$937,497	$958,450	$941,644	$983,913	$3,821,504
Cost of revenues	409,866	423,159	421,544	426,222	1,680,791
Operating expenses	473,129	396,814	378,563	461,011	1,709,517
Income from continuing operations before income taxes	54,502	138,477	141,537	96,680	431,196
Provision for income taxes	8,036	46,335	25,310	33,134	112,815
Income from continuing operations	46,466	92,142	116,227	63,546	318,381
Income from discontinued operations	2,801	6,717	20,655	3,576	33,749
Net income before attribution of noncontrolling interests	49,267	98,859	136,882	67,122	352,130
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,594	4,593	4,594	18,375
Net income - Pitney Bowes Inc.	$44,673	$94,265	$132,289	$62,528	$333,755

Amounts attributable to common stockholders:
Income from continuing operations	$41,872	$87,548	$111,634	$58,952	$300,006
Income from discontinued operations	2,801	6,717	20,655	3,576	33,749
Net income - Pitney Bowes Inc.	$44,673	$94,265	$132,289	$62,528	$333,755
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$0.21	$0.43	$0.55	$0.29	$1.49
Discontinued operations	0.01	0.03	0.10	0.02	0.17
Net income - Pitney Bowes Inc.	$0.22	$0.47	$0.65	$0.31	$1.65
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$0.21	$0.43	$0.55	$0.29	$1.47
Discontinued operations	0.01	0.03	0.10	0.02	0.17
Net income - Pitney Bowes Inc.	$0.22	$0.46	$0.65	$0.31	$1.64

(1)	The sum of the earnings per share amounts may not equal the totals due to rounding.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Revenue	$909,363	$950,662	$920,489	$1,010,821	$3,791,335
Cost of revenues	392,481	411,499	394,861	451,781	1,650,622
Operating expenses	435,017	430,330	438,028	453,384	1,756,759
Income from continuing operations before income taxes	81,865	108,833	87,600	105,656	383,954
Provision for income taxes	17,795	24,218	10,032	25,922	77,967
Income from continuing operations	64,070	84,615	77,568	79,734	305,987
Income (loss) from discontinued operations	8,030	(89,254)	(78,501)	14,948	(144,777)
Net income (loss) before attribution of noncontrolling interests	72,100	(4,639)	(933)	94,682	161,210
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,594	4,594	4,593	18,375
Net income (loss) - Pitney Bowes Inc.	$67,506	$(9,233)	$(5,527)	$90,089	$142,835

Amounts attributable to common stockholders:
Income from continuing operations	$59,476	$80,021	$72,974	$75,141	$287,612
Income (loss) from discontinued operations	8,030	(89,254)	(78,501)	14,948	(144,777)
Net income (loss) - Pitney Bowes Inc.	$67,506	$(9,233)	$(5,527)	$90,089	$142,835
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$0.30	$0.40	$0.36	$0.37	$1.43
Discontinued operations	0.04	(0.44)	(0.39)	0.07	(0.72)
Net income (loss) - Pitney Bowes Inc.	$0.34	$(0.05)	$(0.03)	$0.45	$0.71
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$0.29	$0.39	$0.36	$0.37	$1.42
Discontinued operations	0.04	(0.44)	(0.39)	0.07	(0.71)
Net income (loss) - Pitney Bowes Inc.	$0.33	$(0.05)	$(0.03)	$0.44	$0.70

(1)	The sum of the earnings per share amounts may not equal the totals due to rounding.

PITNEY BOWES INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

Description	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year

Allowance for doubtful accounts
2014	$13,149	$2,041	$(4,448)	$10,742
2013	$20,219	$3,881	$(10,951)	$13,149
2012	$25,667	$13,112	$(18,560)	$20,219

Valuation allowance for deferred tax asset
2014	$122,780	$636	$(6,481)	$116,935
2013	$142,176	$15,921	$(35,317)	$122,780
2012	$111,438	$40,078	$(9,340)	$142,176