Form 10-Q
period 2015-03-31
PITNEY BOWES INC /DE/
filed 2015-05-05
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

As of April 29, 2015, 201,683,304 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
Equipment sales	$165,964	$189,056
Supplies	73,368	79,517
Software	86,357	91,555
Rentals	113,997	123,579
Financing	105,630	110,050
Support services	139,558	158,252
Business services	205,807	185,488
Total revenue	890,681	937,497
Costs and expenses:
Cost of equipment sales	75,013	82,534
Cost of supplies	22,659	24,154
Cost of software	29,864	30,164
Cost of rentals	20,701	25,444
Financing interest expense	18,770	19,653
Cost of support services	83,599	98,981
Cost of business services	139,919	128,936
Selling, general and administrative	314,529	351,375
Research and development	26,048	26,192
Restructuring charges, net	(81)	9,841
Interest expense, net	24,064	24,064
Other expense	—	61,657
Total costs and expenses	755,085	882,995
Income from continuing operations before income taxes	135,596	54,502
Provision for income taxes	50,547	8,036
Income from continuing operations	85,049	46,466
Income from discontinued operations, net of tax	157	2,801
Net income	85,206	49,267
Less: Preferred stock dividends attributable to noncontrolling interests	4,594	4,594
Net income attributable to Pitney Bowes Inc.	$80,612	$44,673
Amounts attributable to common stockholders:
Net income from continuing operations	$80,455	$41,872
Income from discontinued operations, net of tax	157	2,801
Net income attributable to Pitney Bowes Inc.	$80,612	$44,673
Basic earnings per share attributable to common stockholders:
Continuing operations	$0.40	$0.21
Discontinued operations	—	0.01
Net income attributable to Pitney Bowes Inc.	$0.40	$0.22
Diluted earnings per share attributable to common stockholders:
Continuing operations	$0.40	$0.21
Discontinued operations	—	0.01
Net income attributable to Pitney Bowes Inc.	$0.40	$0.22

Dividends declared per share of common stock	$0.1875	$0.1875

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$85,206	$49,267
Less: Preferred stock dividends attributable to noncontrolling interests	4,594	4,594
Net income attributable to Pitney Bowes Inc.	80,612	44,673
Other comprehensive (loss) income, net of tax:
Foreign currency translations	(72,179)	(7,351)
Net unrealized gain on cash flow hedges, net of tax of $341 and $238, respectively	549	373
Net unrealized gain on investment securities, net of tax of $1,012 and $1,204, respectively	1,730	2,059
Amortization of pension and postretirement costs, net of tax of $4,167 and $3,641, respectively	7,409	6,142
Other comprehensive (loss) income	(62,491)	1,223
Comprehensive income attributable to Pitney Bowes Inc.	$18,121	$45,896

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$871,687	$1,079,145
Short-term investments	41,741	32,121
Accounts receivable (net of allowance of $10,166 and $10,742, respectively)	379,578	413,737
Short-term finance receivables (net of allowance of $17,422 and $19,108, respectively)	962,073	1,000,304
Inventories	95,029	84,827
Current income taxes	36,743	40,542
Other current assets and prepayments	67,881	57,173
Assets held for sale	43,750	52,271
Total current assets	2,498,482	2,760,120
Property, plant and equipment, net	288,680	285,091
Rental property and equipment, net	193,369	200,380
Long-term finance receivables (net of allowance of $7,479 and $9,002, respectively)	775,223	819,721
Goodwill	1,635,171	1,672,721
Intangible assets, net	72,172	82,173
Non-current income taxes	85,259	96,377
Other assets	561,087	569,110
Total assets	$6,109,443	$6,485,693

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,354,876	$1,558,731
Current income taxes	102,347	90,167
Current portion of long-term debt and notes payable	520,914	324,879
Advance billings	409,381	386,846
Total current liabilities	2,387,518	2,360,623
Deferred taxes on income	66,775	64,839
Tax uncertainties and other income tax liabilities	88,381	86,127
Long-term debt	2,554,317	2,927,127
Other non-current liabilities	661,147	673,348
Total liabilities	5,758,138	6,112,064

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 14)

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	1	1
Cumulative preference stock, no par value, $2.12 convertible	543	548
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	152,869	178,852
Retained earnings	4,940,505	4,897,708
Accumulated other comprehensive loss	(908,647)	(846,156)
Treasury stock, at cost (121,671,755 and 122,309,948 shares, respectively)	(4,453,674)	(4,477,032)
Total stockholders’ equity	54,935	77,259
Total liabilities, noncontrolling interests and stockholders’ equity	$6,109,443	$6,485,693

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$85,206	$49,267
Restructuring payments	(21,874)	(18,937)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of businesses	821	539
Depreciation and amortization	42,496	44,595
Stock-based compensation	5,036	3,886
Restructuring charges, net	(81)	9,841
Changes in operating assets and liabilities:
Decrease in accounts receivable	25,406	40,135
Decrease in finance receivables	64,590	52,857
Increase in inventories	(12,029)	(447)
Increase in other current assets and prepayments	(13,392)	(4,020)
Decrease in accounts payable and accrued liabilities	(142,957)	(114,327)
Increase in current and non-current income taxes	30,269	5,494
Increase in advance billings	30,971	36,523
Other, net	9,425	210
Net cash provided by operating activities	103,887	105,616
Cash flows from investing activities:
Purchases of available-for-sale securities	(65,297)	(401,205)
Proceeds from sales/maturities of available-for-sale securities	65,411	381,268
Capital expenditures	(43,908)	(30,143)
Net payments for divested businesses	(2,522)	(539)
Change in reserve account deposits	(20,077)	(15,159)
Other investing activities	1,953	6,690
Net cash used in investing activities	(64,440)	(59,088)
Cash flows from financing activities:
Proceeds from the issuance of debt, net of fees and discounts of $7,475 in 2014	—	492,525
Principal payments of long-term debt	(274,879)	(499,850)
Increase in notes payable, net	100,000	—
Dividends paid to stockholders	(37,804)	(37,975)
Proceeds from the issuance of common stock under employee stock-based compensation plans	713	3,099
Purchase of subsidiary shares from noncontrolling interest	—	(7,718)
Net cash used in financing activities	(211,970)	(49,919)
Effect of exchange rate changes on cash and cash equivalents	(34,935)	(1,073)
Decrease in cash and cash equivalents	(207,458)	(4,464)
Cash and cash equivalents at beginning of period	1,079,145	907,806
Cash and cash equivalents at end of period	$871,687	$903,342

Cash interest paid	$68,187	$74,374
Cash income tax payments, net of refunds	$21,197	$5,649

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

1. Description of Business and Basis of Presentation
Pitney Bowes Inc. and its subsidiaries (we, us, our or the Company) is a global technology company offering innovative products and solutions that enable commerce in the areas of customer information management, location intelligence, customer engagement, shipping and mailing, and global ecommerce.
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2014 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In management's opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2015.
These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2014 (2014 Annual Report).
New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This standard is effective for fiscal periods beginning after December 15, 2015. Early adoption is permitted. We do not believe this standard will have a significant impact on our consolidated financial statements or disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items, which removes the concept of extraordinary items, thereby eliminating the need for companies to assess transactions for extraordinary treatment. The standard retained the presentation and disclosure requirements for items that are unusual in nature and/or infrequent in occurrence. The standard is effective for fiscal periods beginning after December 15, 2015. Early adoption is permitted. We do not believe this standard will have a significant impact on our consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard requires companies to recognize revenue for the transfer of goods and services to customers in amounts that reflect the consideration the company expects to receive in exchange for those goods and services. The standard will also result in enhanced disclosures about revenue. This standard is currently effective for fiscal periods beginning after December 15, 2016; however, in April 2015, the FASB proposed a one-year deferral of the effective date. The standard can be adopted either retrospectively or as a cumulative-effect adjustment and early adoption is prohibited. We are currently assessing the impact this standard will have on our consolidated financial statements and disclosures.

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
International Mailing: Includes the revenue and related expenses from the sale, rental, financing and servicing of mailing equipment and supplies for small and medium businesses to efficiently create mail and evidence postage in areas outside the U.S. and Canada.

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

Digital Commerce Solutions:
Digital Commerce Solutions: Includes the worldwide revenue and related expenses from (i) the sale of non-equipment-based mailing, customer information engagement, location intelligence and customer engagement solutions and related support services; (ii) shipping and global ecommerce solutions; and (iii) direct marketing services for targeted clients.
We determine segment earnings before interest and taxes (EBIT) by deducting the related costs and expenses attributable to the segment from segment revenue. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and other items, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides a useful measure of our operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations.
Revenue and EBIT by business segment is presented below:

	Revenue
	Three Months Ended March 31,
	2015	2014
North America Mailing	$361,874	$381,027
International Mailing	116,173	153,268
Small & Medium Business Solutions	478,047	534,295
Production Mail	99,503	105,216
Presort Services	121,531	116,491
Enterprise Business Solutions	221,034	221,707
Digital Commerce Solutions	191,600	181,495
Total revenue	$890,681	$937,497

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	EBIT
	Three Months Ended March 31,
	2015	2014
North America Mailing	$163,665	$160,338
International Mailing	11,724	24,819
Small & Medium Business Solutions	175,389	185,157
Production Mail	9,032	7,737
Presort Services	27,494	23,896
Enterprise Business Solutions	36,526	31,633
Digital Commerce Solutions	15,895	9,531
Total EBIT	227,810	226,321
Reconciling items:
Interest, net	(42,834)	(43,717)
Unallocated corporate expenses	(49,461)	(56,604)
Restructuring charges, net	81	(9,841)
Other expense	—	(61,657)
Income from continuing operations before income taxes	$135,596	$54,502

3. Discontinued Operations and Assets Held For Sale

Discontinued Operations
Income from discontinued operations for the three months ended March 31, 2015 consisted of post-closing and purchase price adjustments in connection with the sale of our Management Services business in 2014.
The table below shows selected financial information for discontinued operations for three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$—	$—	$—	$16,291	$16,291

(Loss) income from operations before taxes	$(246)	$308	$345	$2,411	$2,818
Gain on sale	130	1,163	—	—	1,293
(Loss) income before taxes	(116)	1,471	345	2,411	4,111
Tax (benefit) provision	(21)	529	97	705	1,310
(Loss) income from discontinued operations	$(95)	$942	$248	$1,706	$2,801

Assets Held for Sale
Assets held for sale at March 31, 2015 and December 31, 2014 includes the fair value of our former corporate headquarters building. The fair value of the building was determined as the estimated selling price less the costs to sell. Assets held for sale at December 31, 2014 also included the value of a lease portfolio, which was sold in January 2015.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

4. Earnings per Share
The calculations of basic and diluted earnings per share are presented below:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income from continuing operations	$80,455	$41,872
Income from discontinued operations	157	2,801
Net income - Pitney Bowes Inc. (numerator for diluted EPS)	80,612	44,673
Less: Preference stock dividend	11	14
Income attributable to common stockholders (numerator for basic EPS)	$80,601	$44,659
Denominator (in thousands):
Weighted-average shares used in basic EPS	201,337	202,339
Effect of dilutive shares:
Conversion of Preferred stock and Preference stock	334	352
Employee stock plans	1,008	1,194
Weighted-average shares used in diluted EPS	202,679	203,885
Basic earnings per share:
Continuing operations	$0.40	$0.21
Discontinued operations	—	0.01
Net income	$0.40	$0.22
Diluted earnings per share:
Continuing operations	$0.40	$0.21
Discontinued operations	—	0.01
Net income	$0.40	$0.22

Anti-dilutive shares not used in calculating diluted weighted-average shares (in thousands):	7,779	9,411

5. Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and on the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Raw materials and work in process	$36,982	$37,175
Supplies and service parts	42,818	33,760
Finished products	28,692	26,992
Inventory at FIFO cost	108,492	97,927
Excess of FIFO cost over LIFO cost	(13,463)	(13,100)
Total inventory, net	$95,029	$84,827

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

6. Finance Assets
Finance Receivables
Finance receivables are comprised of sales-type lease receivables and unsecured revolving loan receivables. Sales-type lease receivables are generally due in monthly, quarterly or semi-annual installments over periods ranging from three to five years. Loan receivables arise primarily from financing services offered to our customers for postage and supplies. Loan receivables are generally due each month; however, customers may rollover outstanding balances. Interest is recognized on loan receivables using the effective interest method and related annual fees are initially deferred and recognized ratably over the annual period covered. Customer acquisition costs are expensed as incurred.
Finance receivables at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,254,166	$323,490	$1,577,656	$1,286,624	$366,669	$1,653,293
Unguaranteed residual values	102,322	16,289	118,611	105,205	18,291	123,496
Unearned income	(266,176)	(73,869)	(340,045)	(270,196)	(83,110)	(353,306)
Allowance for credit losses	(8,465)	(4,066)	(12,531)	(10,281)	(5,129)	(15,410)
Net investment in sales-type lease receivables	1,081,847	261,844	1,343,691	1,111,352	296,721	1,408,073
Loan receivables
Loan receivables	359,174	46,801	405,975	376,987	47,665	424,652
Allowance for credit losses	(10,732)	(1,638)	(12,370)	(10,912)	(1,788)	(12,700)
Net investment in loan receivables	348,442	45,163	393,605	366,075	45,877	411,952
Net investment in finance receivables	$1,430,289	$307,007	$1,737,296	$1,477,427	$342,598	$1,820,025

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Activity in the allowance for credit losses for the three months ended March 31, 2015 and 2014 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2015	$10,281	$5,129	$10,912	$1,788	$28,110
Amounts charged to expense	16	(270)	2,431	214	2,391
Write-offs and other	(1,832)	(793)	(2,611)	(364)	(5,600)
Balance at March 31, 2015	$8,465	$4,066	$10,732	$1,638	$24,901

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2014	$14,165	$9,703	$11,165	$1,916	$36,949
Amounts charged to expense	1,052	169	2,492	361	4,074
Write-offs and other	(2,310)	(93)	(2,663)	(336)	(5,402)
Balance at March 31, 2014	$12,907	$9,779	$10,994	$1,941	$35,621

Aging of Receivables
The aging of gross finance receivables at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 30 days	$1,174,381	$301,905	$344,225	$44,992	$1,865,503
31 - 60 days	29,268	7,993	7,769	1,117	46,147
61 - 90 days	20,723	6,699	3,312	306	31,040
> 90 days	29,794	6,893	3,868	386	40,941
Total	$1,254,166	$323,490	$359,174	$46,801	$1,983,631
Past due amounts > 90 days
Still accruing interest	$9,818	$2,608	$—	$—	$12,426
Not accruing interest	19,976	4,285	3,868	386	28,515
Total	$29,794	$6,893	$3,868	$386	$40,941

	December 31, 2014
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 30 days	$1,217,623	$347,236	$359,672	$45,678	$1,970,209
31 - 60 days	23,242	6,207	9,245	1,201	39,895
61 - 90 days	24,198	4,494	3,498	413	32,603
> 90 days	21,561	8,732	4,572	373	35,238
Total	$1,286,624	$366,669	$376,987	$47,665	$2,077,945
Past due amounts > 90 days
Still accruing interest	$5,931	$2,517	$—	$—	$8,448
Not accruing interest	15,630	6,215	4,572	373	26,790
Total	$21,561	$8,732	$4,572	$373	$35,238

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
We use a third party to score the majority of the North America portfolio on a quarterly basis using a commercial credit score. We do not use a third party to score our international portfolio because the cost to do so is prohibitive, given that it is a localized process and there is no single credit score model that covers all countries.
The table below shows the North America portfolio at March 31, 2015 and December 31, 2014 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

	March 31, 2015	December 31, 2014
Sales-type lease receivables
Low	$934,494	$936,979
Medium	220,809	230,799
High	44,232	45,202
Not Scored	54,631	73,644
Total	$1,254,166	$1,286,624
Loan receivables
Low	$246,071	$259,436
Medium	91,725	96,243
High	10,730	10,913
Not Scored	10,648	10,395
Total	$359,174	$376,987

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

7. Intangible Assets and Goodwill
Intangible Assets
Intangible assets consisted of the following:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$329,064	$(262,406)	$66,658	$337,438	$(263,121)	$74,317
Supplier relationships	29,000	(28,638)	362	29,000	(27,913)	1,087
Software & technology	157,430	(152,701)	4,729	160,825	(154,610)	6,215
Trademarks & other	31,045	(30,622)	423	33,079	(32,525)	554
Total intangible assets	$546,539	$(474,367)	$72,172	$560,342	$(478,169)	$82,173

Amortization expense for intangible assets was $8 million and $6 million for the three months ended March 31, 2015 and 2014, respectively.

Future amortization expense for intangible assets as of March 31, 2015 was as follows:

Remaining for year ending December 31, 2015	$20,228
Year ending December 31, 2016	21,512
Year ending December 31, 2017	10,720
Year ending December 31, 2018	8,124
Year ending December 31, 2019	5,066
Thereafter	6,522
Total	$72,172
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.
Goodwill
The changes in the carrying value of goodwill for the three months ended March 31, 2015 were as follows:

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2014	Foreign currency translation	March 31, 2015
North America Mailing	$309,448	$—	$309,448	$(13,871)	$295,577
International Mailing	162,146	—	162,146	(12,110)	150,036
Small & Medium Business Solutions	471,594	—	471,594	(25,981)	445,613
Production Mail	110,837	—	110,837	(5,337)	105,500
Presort Services	195,140	—	195,140	—	195,140
Enterprise Business Solutions	305,977	—	305,977	(5,337)	300,640
Digital Commerce Solutions	895,150	—	895,150	(6,232)	888,918
Total goodwill	$1,672,721	$—	$1,672,721	$(37,550)	$1,635,171

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

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2015 and December 31, 2014. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy.

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$305,145	$222,614	$—	$527,759
Equity securities	—	27,625	—	27,625
Commingled fixed income securities	—	23,868	—	23,868
U.S. Government, federal agencies and municipalities	114,396	22,399	—	136,795
Corporate notes and bonds	—	66,308	—	66,308
Mortgage-backed / asset-backed securities	—	165,243	—	165,243
Derivatives
Foreign exchange contracts	—	2,834	—	2,834
Total assets	$419,541	$530,891	$—	$950,432
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(4,705)	$—	$(4,705)
Total liabilities	$—	$(4,705)	$—	$(4,705)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$505,643	$193,986	$—	$699,629
Equity securities	—	27,409	—	27,409
Commingled fixed income securities	—	24,077	—	24,077
U.S. Government, federal agencies and municipalities	113,974	24,006	—	137,980
Corporate notes and bonds	—	67,448	—	67,448
Mortgage-backed / asset-backed securities	—	156,614	—	156,614
Derivatives
Foreign exchange contracts	—	1,386	—	1,386
Total assets	$619,617	$494,926	$—	$1,114,543
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(2,988)	$—	$(2,988)
Total liabilities	$—	$(2,988)	$—	$(2,988)
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

•
U.S. Government, federal agencies and municipalities: Securities are classified as Level 1 where active, high volume trades for identical securities exist. Valuation adjustments are not applied to these securities. Securities valued using quoted market prices for similar securities or benchmarking model derived prices to quoted market prices and trade data for identical or comparable securities are classified as Level 2.

•
Corporate notes and bonds: Corporate notes and bonds are valued using recently executed transactions, market price quotations where observable, or bond spreads. The spread data used are for the same maturity as the security. These securities are classified as Level 2.

•
Mortgage-backed / asset-backed securities: These securities are valued based on external pricing indices. When external index pricing is not observable, these securities are valued based on external price/spread data. These securities are classified as Level 2.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Available-For-Sale Securities
Certain investment securities are classified as available-for-sale and recorded at fair value in the unaudited Condensed Consolidated Balance Sheets as cash and cash equivalents, short-term investments and other assets depending on the type of investment and maturity. Unrealized holding gains and losses are recorded, net of tax, in accumulated other comprehensive income (AOCI).
Available-for-sale securities at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Government, federal agencies and municipalities	$133,904	$3,342	$(452)	$136,794
Corporate notes and bonds	64,169	2,224	(85)	66,308
Mortgage-backed / asset-backed securities	162,841	3,147	(745)	165,243
Total	$360,914	$8,713	$(1,282)	$368,345

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Government, federal agencies and municipalities	$135,839	$2,905	$(764)	$137,980
Corporate notes and bonds	66,170	1,569	(291)	67,448
Mortgage-backed / asset-backed securities	155,330	2,362	(1,078)	156,614
Total	$357,339	$6,836	$(2,133)	$362,042

Investment securities that were in a loss position for 12 or more continuous months at March 31, 2015 had aggregate unrealized holding losses of $1 million and an estimated fair value of $35 million. Investment securities that were in a loss position for less than 12 continuous months at March 31, 2015 had aggregate unrealized holding losses of less than $1 million and an estimated fair value of $76 million.

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

Scheduled maturities of available-for-sale securities at March 31, 2015 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$62,578	$62,641
After 1 year through 5 years	61,094	62,380
After 5 years through 10 years	63,198	65,364
After 10 years	174,044	177,960
Total	$360,914	$368,345
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

Derivative Instruments
In the normal course of business, we are exposed to the impact of changes in foreign currency exchange rates and interest rates. We limit these risks by following established risk management policies and procedures, including the use of derivatives. We use derivative instruments to limit the effects of exchange rate fluctuations on financial results and manage the related cost of debt. We do not use derivatives for trading or speculative purposes. We record our derivative instruments at fair value and the accounting for changes in the fair value depends on the intended use of the derivative, the resulting designation and the effectiveness of the instrument in offsetting the risk exposure it is designed to hedge.
The valuation of foreign exchange derivatives is based on the market approach using observable market inputs, such as foreign currency spot and forward rates and yield curves. As required by the fair value measurements guidance, we also incorporate counterparty credit risk and our credit risk into the fair value measurement of our derivative assets and liabilities, respectively. We derive credit risk from observable data in the credit default swap market. We have not seen a material change in the creditworthiness of those banks acting as derivative counterparties.
The fair value of derivative instruments at March 31, 2015 and December 31, 2014 was as follows:

Designation of Derivatives	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$1,144	$762

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	1,690	624
	Accounts payable and accrued liabilities:	(4,705)	(2,988)

	Total derivative assets	$2,834	$1,386
	Total derivative liabilities	(4,705)	(2,988)
	Total net derivative liabilities	$(1,871)	$(1,602)

Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At March 31, 2015 and December 31, 2014, we had outstanding contracts associated with these anticipated transactions with notional amounts of $17 million and $18 million, respectively.

The amounts included in AOCI at March 31, 2015 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.
The following represents the results of cash flow hedging relationships for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2015	2014		2015	2014
Foreign exchange contracts	$(409)	$(69)	Revenue	$(396)	$(234)
			Cost of sales	(395)	199
				$(791)	$(35)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at March 31, 2015 mature within 12 months.
The following represents the results of our non-designated derivative instruments for the three months ended March 31, 2015 and 2014:

		Three Months Ended March 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2015	2014
Foreign exchange contracts	Selling, general and administrative expense	$(208)	$(682)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At March 31, 2015, the maximum amount of collateral that we would have been required to post had the credit-risk-related contingent features been triggered was $3 million.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations. These inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Carrying value	$3,075,231	$3,252,006
Fair value	$3,294,522	$3,440,383

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

9. Restructuring Charges
The tables below show the activity in our restructuring reserves for our Operational Excellence plan, implemented in 2014, and our other plans for the three months ended March 31, 2015 and 2014 and includes amounts for both continuing operations and discontinued operations.

Operational Excellence

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2015	$78,105	$8,154	$86,259
Expenses, net	20	(30)	(10)
Cash payments	(18,383)	(1,912)	(20,295)
Balance at March 31, 2015	$59,742	$6,212	$65,954

Balance at January 1, 2014	$42,427	$7,622	$50,049
Expenses, net (1)	7,272	1,103	8,375
Cash payments	(15,216)	(2,671)	(17,887)
Balance at March 31, 2014	$34,483	$6,054	$40,537

Other Plans

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2015	$3,731	$189	$3,920
Expenses, net	(71)	—	(71)
Cash payments	(1,501)	(78)	(1,579)
Balance at March 31, 2015	$2,159	$111	$2,270

Balance at January 1, 2014	$16,131	$392	$16,523
Expenses, net	(1,084)	—	(1,084)
Cash payments	(1,023)	(27)	(1,050)
Balance at March 31, 2014	$14,024	$365	$14,389

The majority of the remaining restructuring reserves are expected to be paid over the next 12 to 24 months; however, due to certain international labor laws and long-term lease agreements, some payments will extend beyond 24 months. We expect to fund these payments from cash flows from operations.

(1) See Note 11 for additional restructuring charge.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

10. Debt
Commercial Paper
At March 31, 2015, we had $100 million of commercial paper outstanding at an effective interest rate of 0.54%. This amount is included in current portion of long-term debt and notes payable in the Condensed Consolidated Balance Sheets.

Long-term Debt

	Interest rate	March 31, 2015	December 31, 2014
Notes due March 2015	5.0%	$—	$274,879
Notes due January 2016	4.75%	370,914	370,914
Notes due September 2017	5.75%	385,109	385,109
Notes due March 2018	5.6%	250,000	250,000
Notes due May 2018	4.75%	350,000	350,000
Notes due March 2019	6.25%	300,000	300,000
Notes due November 2022	5.25%	110,000	110,000
Notes due March 2024	4.625%	500,000	500,000
State of CT DECD loan due November 2024	2.0%	16,000	16,000
Notes due January 2037	5.25%	115,041	115,041
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	130,000	130,000
Principal amount		2,952,064	3,226,943
Less: unamortized discount		6,269	6,653
Plus: unamortized interest rate swap proceeds		29,436	31,716
Total debt		2,975,231	3,252,006
Less: current portion long-term debt		420,914	324,879
Long-term debt		$2,554,317	$2,927,127
During the quarter, we repaid the $275 million, 5% notes that matured in March.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

11. Pensions and Other Benefit Programs
The components of net periodic benefit cost (income) were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
Service cost	$38	$2,415	$565	$908	$679	$728
Interest cost	18,859	19,416	6,063	7,169	2,375	2,462
Expected return on plan assets	(26,044)	(25,956)	(8,839)	(9,825)	—	—
Amortization of transition credit	—	—	(2)	(2)	—	—
Amortization of prior service cost (credit)	2	2	(17)	(15)	74	40
Amortization of net actuarial loss	7,648	6,160	1,480	2,076	2,391	1,522
Settlement / curtailment (1)	—	2,550	—	—	—	—
Net periodic benefit cost (income)	$503	$4,587	$(750)	$311	$5,519	$4,752

(1) Included in Restructuring charges, net in the Condensed Consolidated Statements of Income.
Through March 31, 2015 and March 31, 2014, contributions to our U.S. pension plans were $3 million and $10 million, respectively, and contributions to our foreign plans were $9 million and $12 million, respectively. Nonpension postretirement benefit plan contributions were $6 million and $7 million through March 31, 2015 and March 31, 2014, respectively.

12. Income Taxes
The effective tax rate for the three months ended March 31, 2015 and 2014 was 37.3% and 14.7%, respectively. The effective tax rate for 2015 includes a $3 million charge from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees. The effective tax rate for 2014 includes a net incremental tax benefit associated with the early extinguishment of debt and a benefit of $6 million from the resolution of tax examinations.
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
13. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary of the Company, has 300,000 shares, or $300 million, of outstanding perpetual voting preferred stock (PBIH Preferred Stock) held by certain institutional investors. The holders of PBIH Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the Company. The PBIH Preferred Stock is entitled to cumulative dividends at a rate of 6.125% through April 30, 2016. Commencing October 30, 2016, the PBIH Preferred Stock is redeemable, in whole or in part, at the option of PBIH. If the PBIH Preferred Stock is not redeemed in whole on October 30, 2016, the dividend rate increases 50% and will increase 50% every six months thereafter. No dividends were in arrears at March 31, 2015 or December 31, 2014.
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

In December 2013, we received a Civil Investigative Demand (CID) from the Department of Justice (DOJ) pursuant to the False Claims Act requesting documents and information relating to compliance with certain postal regulatory requirements in our Presort Services business. We have provided information to the DOJ in response to letter requests and the CID, and we are in ongoing discussions with the DOJ about the potential resolution of this matter. Given the current stage of this inquiry, we cannot yet predict the ultimate outcome of this matter or its impact, if any, on our business, financial condition or results of operations.

15. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2015 and 2014 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2015	$1	$548	$323,338	$178,852	$4,897,708	$(846,156)	$(4,477,032)	$77,259
Net income	—	—	—	—	80,612	—	—	80,612
Other comprehensive loss	—	—	—	—	—	(62,491)	—	(62,491)
Cash dividends
Common	—	—	—	—	(37,804)	—	—	(37,804)
Preference	—	—	—	—	(11)	—	—	(11)
Issuance of common stock	—	—	—	(30,914)	—	—	23,248	(7,666)
Conversion to common stock		(5)	—	(105)	—	—	110	—
Stock-based compensation expense	—	—	—	5,036	—	—	—	5,036
Balance at March 31, 2015	$1	$543	$323,338	$152,869	$4,940,505	$(908,647)	$(4,453,674)	$54,935

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2014	$4	$591	$323,338	$196,977	$4,715,564	$(574,556)	$(4,456,742)	$205,176
Net income	—	—	—	—	44,673	—	—	44,673
Other comprehensive loss	—	—	—	—	—	1,223	—	1,223
Cash dividends
Common	—	—	—	—	(37,975)	—	—	(37,975)
Preference	—	—	—	—	(14)	—	—	(14)
Issuance of common stock	—	—	—	(22,655)	—	—	19,757	(2,898)
Conversion to common stock	(3)	(28)	—	(650)	—	—	681	—
Stock-based compensation expense	—	—	—	3,886	—	—	—	3,886
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(7,520)	—	—	—	(7,520)
Balance at March 31, 2014	$1	$563	$323,338	$170,038	$4,722,248	$(573,333)	$(4,436,304)	$206,551

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

16. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 were as follows:

	Amount Reclassified from AOCI (a)
	Three Months Ended March 31,
	2015	2014
Gains (losses) on cash flow hedges
Revenue	$(396)	$(234)
Cost of sales	(395)	199
Interest expense	(507)	(507)
Total before tax	(1,298)	(542)
Tax benefit	(502)	(210)
Net of tax	$(796)	$(332)

Gains (losses) on available for sale securities
Unrealized losses	$(24)	$(347)
Tax benefit	(9)	(128)
Net of tax	$(15)	$(219)

Pension and Postretirement Benefit Plans (b)
Transition credit	$2	$2
Prior service costs	(59)	(27)
Actuarial losses	(11,519)	(9,758)
Total before tax	(11,576)	(9,783)
Tax benefit	(4,167)	(3,641)
Net of tax	$(7,409)	$(6,142)
(a)     Amounts in parentheses indicate debits (reductions) to income.

(b)	These items are included in the computation of net periodic costs of defined benefit pension plans and nonpension postretirement benefit plans (see Note 11 for additional details).

Changes in accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 were as follows:

	Gains (losses) on cash flow hedges	Gains (losses) on available for sale securities	Pension and postretirement benefit plans	Foreign currency items	Total
Balance at January 1, 2015	$(4,689)	$2,966	$(786,079)	$(58,354)	$(846,156)
Other comprehensive income (loss) before reclassifications (a)	(247)	1,715	—	(72,179)	(70,711)
Amounts reclassified from accumulated other comprehensive income (a), (b)	796	15	7,409	—	8,220
Net current period other comprehensive income (loss)	549	1,730	7,409	(72,179)	(62,491)
Balance at March 31, 2015	$(4,140)	$4,696	$(778,670)	$(130,533)	$(908,647)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands of dollars, unless otherwise noted)

	Gains (losses) on cash flow hedges	Gains (losses) on available for sale securities	Pension and postretirement benefit plans	Foreign currency items	Total
Balance at January 1, 2014	$(6,380)	$(1,769)	$(601,421)	$35,014	$(574,556)
Other comprehensive income (loss) before reclassifications (a)	41	1,840	—	(7,351)	(5,470)
Amounts reclassified from accumulated other comprehensive income (a), (b)	332	219	6,142	—	6,693
Net current period other comprehensive income (loss)	373	2,059	6,142	(7,351)	1,223
Balance at March 31, 2014	$(6,007)	$290	$(595,279)	$27,663	$(573,333)
(a)     Amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b)     See table above for additional details of these reclassifications.

17. Subsequent Events

On May 5, 2015, we entered into a definitive agreement to acquire Borderfree, Inc. (Borderfree). Under the terms of the definitive agreement, we will commence a tender offer for all outstanding common shares of Borderfree at $14 per share in cash, or approximately $395 million in the aggregate, net of expected cash and investments on Borderfree’s balance sheet at the time of closing. Borderfree provides cross-border ecommerce solutions through a proprietary technology and services platform that enables retailers in the United States and United Kingdom to transact with consumers around the world. The transaction is subject to the completion of customary conditions, and is expected to close in the second quarter of 2015. Once completed, we expect Borderfree will operate as a wholly owned subsidiary within our Digital Commerce Solutions segment.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) in this Form 10-Q may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as “estimate”, “target”, “project”, “plan”, “believe”, “expect”, “assume”, “anticipate”, “intend”, and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	competitive factors, including pricing pressures, technological developments and introduction of new products and services by competitors

•	our success in developing and transitioning to more digital-based products and services and the market’s acceptance of these new products and services

•	the success of our investment in rebranding the Company to build the market awareness to create new demand for our businesses

•	our ability to gain product approval in new markets where regulatory approval is required

•	changes in postal or banking regulations

•	the continued availability and security of key information systems

•	our ability to successfully implement a new Enterprise Resource Planning (ERP) system without significant disruption to existing operations

•	third-party suppliers’ ability to provide product components, assemblies or inventories

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	loss of some of our largest clients or business partners in our Digital Commerce Solutions segment

•	the cost to comply with current and any changes in information security requirements and privacy laws

•	intellectual property infringement claims

•	our success at managing customer credit risk

•	significant changes in pension, health care and retiree medical costs

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
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements contained in this report and in our 2014 Annual Report. All table amounts are shown in thousands of dollars, unless otherwise noted.
Overview
First Quarter 2015 Results
For the first quarter of 2015, revenue decreased 5% to $891 million compared to $937 million in the first quarter of 2014. Net income from continuing operations and earnings per diluted share were $80 million and $0.40, respectively, compared to $42 million and $0.21, respectively, in 2014. The increase was driven by lower selling, general and administrative expenses, the one-time costs associated with the early repayment of debt in the first quarter of 2014 and lower restructuring charges. These items were more than offset by the impact of lower revenue and a higher effective tax rate.

We generated cash from operations of $104 million. We borrowed $100 million of short-term debt and used these proceeds to redeem $275 million of long-term debt. In addition, we funded capital investments of $44 million and paid dividends of $38 million. At March 31, 2015, cash and cash equivalents were $872 million compared to $1,079 million at December 31, 2014.

Our first quarter 2015 results were negatively impacted by the exit of non-core product lines in Norway and the transition in certain European countries to a dealer network in the third quarter of 2014 (Divested Businesses) and foreign currency translation. Foreign currency translation reduced revenue by 4% and Divested Businesses impacted revenue by 1% in the quarter.

Excluding the impacts of Divested Businesses and foreign currency translation, equipment sales declined 6% compared to the prior year quarter due to lower mailing equipment sales in North America as a result of declining mail volumes and clients extending existing leases rather than purchasing new equipment. In addition, sales were lower in France and Germany due to economic conditions and temporary disruptions caused by the initial implementation of our go-to-market strategy in these countries. These declines were partially offset by higher sales of production mail inserter equipment. Support services revenue declined 4% and rentals revenue declined 5% compared to the prior year quarter due to fewer mailing machines in service, a shift to lower cost, less featured mailing machines and lower maintenance revenue on production mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment. Supplies revenue decreased 1% primarily due to a decline in the number of installed meters in North America and the temporary disruptions caused by the initial implementation of our go-to-market strategy in France and Germany. Business services revenue increased 11% due to growth in our global ecommerce solutions, Presort Services operations and our marketing services solutions.

Digital Commerce Solutions (DCS) revenue grew 9% due to growth in our global ecommerce solutions, our shipping solutions and our marketing services solutions. Enterprise Business Solutions revenue increased 3% due to increased volumes and operational efficiencies in Presort Services. Small and Medium Business Solutions (SMB) revenue declined 5%. In North America, revenue was impacted by the continuing decline in installed meters, a shift to lower cost, less featured machines and clients extending existing leases rather than purchasing new equipment. Internationally, revenue declined due to macroeconomic conditions in Europe and temporary disruptions caused by the initial implementation of our go-to-market strategy in France and Germany.

Outlook
The U.S. dollar continues to strengthen against other currencies. A strong U.S. dollar could adversely affect our reported revenues and profitability, both from a translation perspective as well as a competitive perspective, as the cost of our international competitors’ products and solutions improves relative to our products and solutions. A strengthening dollar could also affect the demand for U.S. goods sold to consumers in other countries through our global ecommerce solutions.
We expect revenue and profitability in our DCS segment to be driven by continued demand for our global ecommerce solutions, licensing demand for our software solutions and demand for our shipping solutions driven by new client acquisitions and expanded services provided to existing clients.

Within the Enterprise Business Solutions group, we expect continued revenue and profitability growth in our Presort Services segment due to client expansion, higher processed mail volumes and operational efficiencies. Within our Production Mail segment, we anticipate that revenue growth could be challenged by the uncertain macroeconomic environment in Europe and declining services revenue.

Within the SMB group, we expect revenue will continue to be impacted by the uncertain macroeconomic environment in Europe, temporary distractions from the initial implementation of our go-to-market strategy in Europe and the impact of Divested Businesses. In North America, we expect revenue to be impacted by declining mail volumes, extensions of existing leases rather than purchases of new equipment and a shift to lower cost, less featured machines.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Three Months Ended March 31,
	2015	2014	% change
Equipment sales	$165,964	$189,056	(12)%
Supplies	73,368	79,517	(8)%
Software	86,357	91,555	(6)%
Rentals	113,997	123,579	(8)%
Financing	105,630	110,050	(4)%
Support services	139,558	158,252	(12)%
Business services	205,807	185,488	11%
Total revenue	$890,681	$937,497	(5)%

	Three Months Ended March 31,
			Percentage of Revenue
	2015	2014	2015	2014
Cost of equipment sales	$75,013	$82,534	45.2%	43.7%
Cost of supplies	22,659	24,154	30.9%	30.4%
Cost of software	29,864	30,164	34.6%	32.9%
Cost of rentals	20,701	25,444	18.2%	20.6%
Financing interest expense	18,770	19,653	17.8%	17.9%
Cost of support services	83,599	98,981	59.9%	62.5%
Cost of business services	139,919	128,936	68.0%	69.5%
Total cost of revenue	$390,525	$409,866	43.8%	43.7%

Equipment sales
Equipment sales revenue decreased 12% in the quarter to $166 million compared to the prior year quarter. Of this amount, 5% was due to the unfavorable impact of foreign currency translation and 1% was caused by Divested Businesses. Equipment sales decreased in North America primarily due to declining mail volumes and an increase in the number of clients extending existing leases rather than purchasing new equipment. Equipment sales also declined in Europe due to economic conditions and temporary disruptions caused by the initial implementation of our go-to-market strategy in France and Germany. Partially offsetting these declines was an increase in the number of installations of inserter equipment in the quarter. Cost of equipment sales as a percentage of revenue increased to 45.2% compared to 43.7% in the prior year quarter primarily due to the impact on revenue of the temporary disruptions caused by the initial implementation of our go-to-market strategy in France and Germany.

Supplies
Supplies revenue decreased 8% in the quarter to $73 million compared to the prior year quarter. Of this amount, 6% was due to the unfavorable impact of foreign currency translation and 1% was caused by Divested Businesses. Supplies sales declined primarily due to a decline in the number of installed meters in North America and the temporary disruptions caused by the initial implementation of our go-to-market strategy in France and Germany. These decreases were partially offset by higher supplies sales due to the growth in production print equipment in 2014. Cost of supplies as a percentage of revenue increased to 30.9% compared to 30.4% in the prior year quarter primarily due to the impact on revenue of the temporary disruptions caused by the initial implementation of our go-to-market strategy in France and Germany and a greater mix of lower margin supplies sales.

Software
Software revenue decreased 6% in the quarter to $86 million compared to the prior year quarter; however, excluding the impact of currency translation, software revenue was flat to the prior year quarter. Licensing revenue increased 9% but was offset by lower professional services and maintenance revenue. Cost of software as a percentage of revenue for the quarter increased to 34.6% compared to 32.9% in the prior year quarter primarily due to product mix.

Rentals
Rentals revenue decreased 8% in the quarter to $114 million compared to the prior year quarter. Of this amount, 3% was due to the unfavorable impact of foreign currency translation. Rentals revenue decreased due to a reduction in the number of installed meters and shift to lower cost, less featured machines in North America and lower rentals revenue in France. Cost of rentals as a percentage of revenue for the quarter decreased to 18.2% compared to 20.6% in the prior year quarter primarily due to cost savings in North America.

Financing
Financing revenue decreased 4% in the quarter to $106 million compared to the prior year quarter. Excluding the impact of currency translation, financing revenue decreased 1% primarily due to the impact of declining equipment sales in prior periods. We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume a 10:1 debt to equity leverage ratio and apply our overall effective interest rate to the average outstanding finance receivables. Financing interest expense as a percentage of financing revenue for the quarter was 17.8% compared to 17.9% in the prior year quarter.

Support Services
Support services revenue decreased 12% in the quarter to $140 million compared to the prior year quarter. Of this amount, 5% was due to the unfavorable impact of foreign currency translation and 3% was caused by Divested Businesses. Support services revenue decreased primarily due to a decline in the number of mailing machines in service, a shift to lower cost, less featured machines, and lower maintenance revenue on production mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment. Cost of support services as a percentage of revenue for the quarter decreased to 59.9% compared to 62.5% in the prior year quarter primarily due to expense reductions and productivity initiatives.

Business Services
Business services revenue increased 11% in the quarter to $206 million compared to the prior year quarter. This increase was due to growth in our global ecommerce solutions, including the recognition of deferred cross-border delivery fees, increased volumes of mail processed in our Presort Services operations and new business development in our marketing services solutions. Cost of business services as a percentage of revenue for the quarter decreased to 68.0% compared to 69.5% in the prior year quarter primarily due to the higher revenue and operational efficiencies in Presort Services.

Selling, general and administrative (SG&A)
SG&A expense decreased 10% in the quarter to $315 million compared to the prior year quarter. As a percentage of revenue, SG&A expense declined to 35.3% for the quarter compared to 37.5% for the prior year quarter, primarily due to lower costs as a result of our focus on operational excellence and the benefits of productivity initiatives.

Restructuring charges
See Note 9 to the unaudited Condensed Consolidated Financial Statements.

Income taxes
See Note 12 to the unaudited Condensed Consolidated Financial Statements.

Discontinued operations
See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests
See Note 13 to the unaudited Condensed Consolidated Financial Statements.

Business segment results
The principal products and services of each of our reportable segments are as follows:

Small & Medium Business Solutions:
North America Mailing: Includes the revenue and related expenses from the sale, rental, financing and servicing of mailing equipment and supplies for small and medium businesses to efficiently create mail and evidence postage in the U.S. and Canada.
International Mailing: Includes the revenue and related expenses from the sale, rental, financing and servicing of mailing equipment and supplies for small and medium businesses to efficiently create mail and evidence postage in areas outside the U.S. and Canada.

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

We determine segment EBIT by deducting the related costs and expenses attributable to the segment from segment revenue. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and other items, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides a useful measure of our operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. See Note 2 to the unaudited Condensed Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes.

Revenue and EBIT for the three months ended March 31, 2015 and 2014 by reportable segment are presented below.

	Revenue			EBIT
	2015	2014	% change	2015	2014	% change
North America Mailing	$361,874	$381,027	(5)%	$163,665	$160,338	2%
International Mailing	116,173	153,268	(24)%	11,724	24,819	(53)%
Small & Medium Business Solutions	478,047	534,295	(11)%	175,389	185,157	(5)%
Production Mail	99,503	105,216	(5)%	9,032	7,737	17%
Presort Services	121,531	116,491	4%	27,494	23,896	15%
Enterprise Business Solutions	221,034	221,707	—%	36,526	31,633	15%
Digital Commerce Solutions	191,600	181,495	6%	15,895	9,531	67%
Total	$890,681	$937,497	(5)%	$227,810	$226,321	1%

Small & Medium Business Solutions
North America Mailing
North America Mailing revenue decreased 5% in the quarter to $362 million compared to the prior year quarter. Equipment sales decreased 9% primarily due to an increase in the number of clients extending existing leases rather than purchasing new equipment. Supplies sales declined 3%, rentals revenue declined 5% and support services declined 8% primarily due to the continuing decline in installed meters and a shift to lower cost, less featured machines. Foreign currency translation had a 1% unfavorable impact on revenue.
Despite the decline in revenue, EBIT increased 2% in the quarter to $164 million compared to the prior year quarter primarily due to benefits from the go-to-market implementation and ongoing cost reduction initiatives.

International Mailing
International Mailing revenue decreased 24% in the quarter to $116 million compared to the prior year quarter. Of this amount, 12% was due to the unfavorable impact of foreign currency translation and 4% was caused by Divested Businesses. Equipment sales declined 14% primarily due to economic conditions and the temporary disruptions caused by the initial implementation of our go-to-market strategy in France and Germany. Supplies revenue declined 3% primarily due to a reduction in the number of installed meters and temporary disruptions from the initial implementation of our go-to-market strategy in France and Germany. In the U.K., where our go-to-market strategy was fully implemented in January 2015, equipment sales and supplies sales increased over the prior year quarter 8% and 2%, respectively.
EBIT decreased 53% in the quarter to $12 million compared to the prior year quarter primarily due to lower revenue as a result of temporary disruptions caused by the initial implementation of our go-to-market strategy in France and Germany. Foreign currency translation also had an adverse impact on EBIT of 11% for the quarter.
Enterprise Business Solutions
Production Mail
Production Mail revenue decreased 5% in the quarter to $100 million compared to the prior year quarter; however, excluding the impact of currency translation and Divested Businesses, revenue increased 1% compared to the prior year quarter. Equipment sales increased 9% primarily due to higher installations of inserter equipment and supplies sales increased 18% due to the growth in production print equipment in 2014. However, these increases were partially offset by a 4% decline in support services revenue as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment. EBIT increased 17% in the quarter to $9 million compared to the prior year quarter, primarily due to a favorable mix of higher margin inserter equipment sales and ongoing cost reduction initiatives.

Presort Services
Presort Services revenue increased 4% in the quarter to $122 million compared to the prior year quarter primarily due to increased volumes of mail processed and operational efficiencies. EBIT increased 15% in the quarter to $27 million compared to the prior year quarter primarily due to the increase in revenue, improved operational productivity and lower transportation costs.

Digital Commerce Solutions
DCS revenue increased 6% in the quarter to $192 million compared to the prior year quarter despite a 3% adverse impact from foreign currency translation. The increase in revenue was due to growth in our global ecommerce solutions, new business development in our marketing services solutions and growth in our shipping solutions. EBIT increased 67% in the quarter to $16 million compared to the prior year quarter primarily due to the increase in marketing services solutions revenue, lower costs in our software business and the recognition of $6 million of deferred cross-border delivery fees.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity under our commercial paper program will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends and share repurchases. Cash and cash equivalents and short-term investments were $913 million at March 31, 2015 and $1,111 million at December 31, 2014. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash and cash equivalents held by our foreign subsidiaries were $465 million at March 31, 2015 and $470 million at December 31, 2014. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.
Cash Flow Summary
Changes in cash and cash equivalents for the three months ended March 31, 2015 and 2014 was as follows:

	2015	2014	Change
Net cash provided by operating activities	$104	$106	$(2)
Net cash used in investing activities	(64)	(59)	(5)
Net cash used in financing activities	(212)	(50)	(162)
Effect of exchange rate changes on cash and cash equivalents	(35)	(1)	(34)
Change in cash and cash equivalents	$(207)	$(5)	$(203)
Cash flows from operations for the three months ended March 31, 2015 decreased $2 million compared to the three months ended March 31, 2014. Cash flow from operations in 2015 benefited from higher income, lower interest payments and the prior year cash payments related to debt extinguishments. However, these benefits were more than offset by higher payments of accounts payable and accrued liabilities, inventory purchases and taxes.
Cash flows used in investing activities for the three months ended March 31, 2015 increased $5 million compared to the three months ended March 31, 2014. The timing of investment activity improved cash flow by $20 million, but was offset by higher capital expenditures of $14 million primarily related to the ongoing investments in a global ERP system and higher withdrawals from customer deposit accounts of $5 million.
Cash flows used in financing activities for the three months ended March 31, 2015 increased $162 million compared to the three months ended March 31, 2014 primarily due to the repayment of $275 million of debt, partially offset by an increase in short-term commercial paper borrowings of $100 million.

Financings and Capitalization
We are a Well-Known Seasoned Issuer with the SEC, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is an important source of liquidity for us and a committed credit facility of $1 billion to support our commercial paper issuances. The credit facility expires in January 2020. We have not drawn upon the credit facility.
During the first quarter of 2015, the average daily amount of commercial paper borrowings was $4 million at a weighted-average interest rate of 0.53% and the maximum amount outstanding at any time during the quarter was $100 million. At March 31, 2015, there was $100 million of outstanding commercial paper borrowings at an effective interest rate of 0.54%. There were no commercial paper borrowings during the first quarter of 2014.
During the first quarter of 2015, we repaid the $275 million, 5% notes that matured in March.
During the first quarter of 2014, we redeemed an aggregate $500 million of the 5.75% Notes due 2017 and the 5.25% Notes due 2037 through a cash tender offer (the 2014 Tender Offer). Holders who validly tendered their notes received the principal amount, all accrued and unpaid interest and a premium payment. We incurred expenses of $62 million, consisting of the call premium, the write-off of unamortized costs and bank transaction fees.

During the first quarter of 2014, we also issued $500 million of 4.625% fixed rate 10-year notes. Interest is payable semiannually, in March and September, and the notes mature in March 2024, but may be redeemed, at any time, in whole or in part, at our option. If the notes are redeemed prior to December 15, 2023, the redemption price will be equal to the sum of 100% of the principal amount, accrued and unpaid interest and a make-whole payment. Net proceeds of $493 million were used to fund the 2014 Tender Offer.
Dividends
Dividends paid to our common stockholders were $38 million ($0.1875 per share) for the three months ended March 31, 2015 and 2014. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends.
Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2014 Annual Report.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to the disclosures made in the 2014 Annual Report.
Item 4: Controls and Procedures
Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.
Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal control over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act. In addition, no changes in internal control over financial reporting occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of March 31, 2015.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
There were no material changes to the disclosures made in our 2014 Annual Report.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2014 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. As of March 31, 2015, we have authorization to repurchase up to $100 million of our common stock. There were no share repurchases during the quarter ended March 31, 2015.

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
12	Computation of ratio of earnings to fixed charges	12
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	May 5, 2015

/s/ Michael Monahan

Michael Monahan
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

/s/ Steven J. Green

Steven J. Green
Vice President – Finance and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description	Exhibit Number in this Form 10-Q

12	Computation of ratio of earnings to fixed charges	12
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document