Form 10-Q
period 2015-06-30
PITNEY BOWES INC /DE/
filed 2015-08-05
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

As of July 29, 2015, 201,918,974 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Equipment sales	$165,507	$191,518	$331,471	$380,574
Supplies	70,636	76,284	144,004	155,801
Software	99,184	109,065	185,541	200,620
Rentals	111,312	122,443	225,309	246,022
Financing	101,437	107,644	207,067	217,694
Support services	139,237	158,190	278,795	316,442
Business services	193,578	193,306	399,385	378,794
Total revenue	880,891	958,450	1,771,572	1,895,947
Costs and expenses:
Cost of equipment sales	79,043	88,818	154,056	171,352
Cost of supplies	21,624	23,505	44,283	47,659
Cost of software	28,501	33,484	58,365	63,648
Cost of rentals	21,003	25,193	41,704	50,637
Financing interest expense	17,868	20,413	36,638	40,066
Cost of support services	81,507	96,722	165,106	195,703
Cost of business services	135,636	135,024	275,555	263,960
Selling, general and administrative	315,578	338,384	630,107	689,759
Research and development	28,492	28,649	54,540	54,841
Restructuring charges and asset impairments, net	14,350	8,299	14,269	18,140
Interest expense, net	20,971	21,482	45,035	45,546
Other (income) expense, net	(93,135)	—	(93,135)	61,657
Total costs and expenses	671,438	819,973	1,426,523	1,702,968
Income from continuing operations before income taxes	209,453	138,477	345,049	192,979
Provision for income taxes	52,351	46,335	102,898	54,371
Income from continuing operations	157,102	92,142	242,151	138,608
(Loss) income from discontinued operations, net of tax	(739)	6,717	(582)	9,518
Net income	156,363	98,859	241,569	148,126
Less: Preferred stock dividends attributable to noncontrolling interests	4,593	4,594	9,187	9,188
Net income attributable to Pitney Bowes Inc.	$151,770	$94,265	$232,382	$138,938
Amounts attributable to common stockholders:
Net income from continuing operations	$152,509	$87,548	$232,964	$129,420
(Loss) income from discontinued operations, net of tax	(739)	6,717	(582)	9,518
Net income attributable to Pitney Bowes Inc.	$151,770	$94,265	$232,382	$138,938
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$0.76	$0.43	$1.16	$0.64
Discontinued operations	—	0.03	—	0.05
Net income attributable to Pitney Bowes Inc.	$0.75	$0.47	$1.15	$0.69
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$0.75	$0.43	$1.15	$0.63
Discontinued operations	—	0.03	—	0.05
Net income attributable to Pitney Bowes Inc.	$0.75	$0.46	$1.15	$0.68

Dividends declared per share of common stock	$0.1875	$0.1875	$0.375	$0.375

(1) The sum of earnings per share amounts may not equal the totals due to rounding.
See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$156,363	$98,859	$241,569	$148,126
Less: Preferred stock dividends attributable to noncontrolling interests	4,593	4,594	9,187	9,188
Net income attributable to Pitney Bowes Inc.	151,770	94,265	232,382	138,938
Other comprehensive income (loss), net of tax:
Foreign currency translations	13,157	5,149	(59,022)	(2,202)
Net unrealized (loss) gain on cash flow hedges, net of tax of $(201), $267, $140 and $505, respectively	(333)	417	216	790
Net unrealized (loss) gain on investment securities, net of tax of $(1,877), $1,249, $(863) and $2,453, respectively	(3,203)	2,136	(1,473)	4,195
Amortization of pension and postretirement costs, net of tax of $3,614, $3,613, $7,781 and $7,254, respectively	6,520	6,280	13,929	12,422
Other comprehensive income (loss), net of tax	16,141	13,982	(46,350)	15,205
Comprehensive income attributable to Pitney Bowes Inc.	$167,911	$108,247	$186,032	$154,143

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$754,171	$1,079,145
Short-term investments	46,256	32,121
Accounts receivable (net of allowance of $11,448 and $10,742, respectively)	400,044	437,275
Short-term finance receivables (net of allowance of $16,508 and $19,108, respectively)	952,890	1,000,304
Inventories	101,072	84,827
Current income taxes	37,035	40,542
Other current assets and prepayments	72,079	57,173
Assets held for sale	—	52,271
Total current assets	2,363,547	2,783,658
Property, plant and equipment, net	304,990	285,091
Rental property and equipment, net	193,939	200,380
Long-term finance receivables (net of allowance of $7,098 and $9,002, respectively)	780,968	819,721
Goodwill	1,747,950	1,672,721
Intangible assets, net	223,320	82,173
Non-current income taxes	78,766	96,377
Other assets	560,677	569,110
Total assets	$6,254,157	$6,509,231

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,420,283	$1,572,971
Current income taxes	92,803	90,167
Current portion of long-term debt and notes payable	521,103	324,879
Advance billings	372,783	386,846
Total current liabilities	2,406,972	2,374,863
Deferred taxes on income	119,634	64,839
Tax uncertainties and other income tax liabilities	85,191	86,127
Long-term debt	2,473,087	2,927,127
Other non-current liabilities	681,539	682,646
Total liabilities	5,766,423	6,135,602

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 15)

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	1	1
Cumulative preference stock, no par value, $2.12 convertible	522	548
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	155,371	178,852
Retained earnings	5,054,442	4,897,708
Accumulated other comprehensive loss	(892,506)	(846,156)
Treasury stock, at cost (121,566,093 and 122,309,948 shares, respectively)	(4,449,804)	(4,477,032)
Total stockholders’ equity	191,364	77,259
Total liabilities, noncontrolling interests and stockholders’ equity	$6,254,157	$6,509,231

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$241,569	$148,126
Restructuring payments	(30,775)	(33,530)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of businesses	(107,548)	(26,152)
Depreciation and amortization	85,153	93,717
Stock-based compensation	11,067	7,976
Restructuring charges, net	14,269	18,140
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Decrease in accounts receivable	32,784	66,778
Decrease in finance receivables	77,232	82,597
Increase in inventories	(17,414)	(1,852)
Increase in other current assets and prepayments	(16,101)	(8,369)
Decrease in accounts payable and accrued liabilities	(130,100)	(88,567)
Increase in current and non-current income taxes	24,260	7,657
Increase in advance billings	15,850	11,201
Other, net	85	2,725
Net cash provided by operating activities	200,331	280,447
Cash flows from investing activities:
Purchases of available-for-sale securities	(106,431)	(613,429)
Proceeds from sales/maturities of available-for-sale securities	111,993	592,799
Capital expenditures	(88,935)	(72,350)
Proceeds from sale of former corporate world headquarters building	38,640	—
Acquisition of businesses, net of cash acquired	(391,531)	—
Divestiture of businesses, net of cash transferred	289,639	101,454
Change in reserve account deposits	(21,464)	(3,356)
Other investing activities	8,886	6,889
Net cash (used in) provided by investing activities	(159,203)	12,007
Cash flows from financing activities:
Proceeds from the issuance of debt, net of fees and discounts of $7,475 in 2014	950	492,525
Principal payments of long-term debt	(354,909)	(599,850)
Increase in notes payable, net	100,000	—
Dividends paid to stockholders	(75,637)	(76,000)
Proceeds from the issuance of common stock under employee stock-based compensation plans	1,585	4,027
Purchase of subsidiary shares from noncontrolling interest	—	(7,718)
Dividends paid to noncontrolling interests	(9,188)	(9,188)
Net cash used in financing activities	(337,199)	(196,204)
Effect of exchange rate changes on cash and cash equivalents	(28,903)	1,845
(Decrease) increase in cash and cash equivalents	(324,974)	98,095
Cash and cash equivalents at beginning of period	1,079,145	907,806
Cash and cash equivalents at end of period	$754,171	$1,005,901

Cash interest paid	$86,888	$93,617
Cash income tax payments, net of refunds	$75,939	$71,741

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

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
During the second quarter, we determined that at December 31, 2014, certain customer deposits in a debit position within current liabilities should have been classified as a current asset and certain customer deposits within current liabilities should have been classified as a non-current liability. Accordingly, the Condensed Consolidated Balance Sheet at December 31, 2014 has been revised by increasing accounts receivable, accounts payable and accrued liabilities, and other non-current liabilities by $23 million, $14 million and $9 million, respectively. This revision was not material to any of our previously issued financial statements. Previously issued financial statements will be revised to reflect this revision in future filings.

In the fourth quarter of 2014, we noted that certain purchases and sales of available-for-sale securities were reported net in our Condensed Consolidated Statements of Cash Flows. Accordingly, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 has been revised by increasing purchases of available-for-sale securities and proceeds from sales/maturities of available-for-sale securities by $422 million. This revision did not have any impact on the reported net cash flow from investing activities or overall change in cash in any of our previously issued financial statements.

These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2014 (2014 Annual Report).
New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-05, Intangibles - Goodwill and Other - Internal-Use Software, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on fees paid by an entity in a cloud computing arrangement and whether an arrangement includes a license to the underlying software. This standard is effective for fiscal periods beginning after December 15, 2015. Early adoption is permitted. We are currently assessing the impact this standard will have on our consolidated financial statements and disclosures.

In April 2015, the FASB issued Accounting Standard Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This standard is effective for fiscal periods beginning after December 15, 2015. Early adoption is permitted. We do not believe this standard will have a significant impact on our consolidated financial statements or disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard requires companies to recognize revenue for the transfer of goods and services to customers in amounts that reflect the consideration the company expects to receive in exchange for those goods and services. The standard will also result in enhanced disclosures about revenue. In July 2015, the FASB approved a one-year deferral of the effective date. This standard is now effective for fiscal periods beginning after December 15, 2017. The standard can be adopted either retrospectively or as a cumulative-effect adjustment. Companies are permitted to adopt the standard as early as the original public entity effective date (fiscal periods beginning after December 15, 2016). Early adoption prior to that date is prohibited. We are currently assessing the impact this standard will have on our consolidated financial statements and disclosures.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

2. Segment Information
As a result of the acquisition of Borderfree Inc. (Borderfree) and the sale of Imagitas (see Note 3), we realigned our segment reporting to conform to the way we now manage our segments and recast prior period amounts to conform to the current year presentation. Our business continues to be organized around three distinct sets of solutions – Small and Medium Business (SMB) Solutions, Enterprise Business Solutions and Digital Commerce Solutions (DCS). Under the new segment reporting, there are no changes to SMB Solutions or Enterprise Business Solutions; however, within DCS, we now report Software Solutions and Global Ecommerce Solutions as reportable segments. Other is comprised of our Marketing Services business, Imagitas, which was sold in May 2015. Imagitas was previously reported in DCS. The principal products and services of each of our reportable segments are as follows:

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

Digital Commerce Solutions:
Software Solutions: Includes the worldwide revenue and related expenses from the sale of non-equipment-based mailing, customer information management, location intelligence and customer engagement solutions and related support services.
Global Ecommerce Solutions: Includes the worldwide revenue and related expenses from global ecommerce and shipping solutions.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

Revenue and EBIT by business segment is presented below:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
North America Mailing	$356,791	$371,194	$718,665	$752,221
International Mailing	110,610	153,260	226,783	306,528
Small & Medium Business Solutions	467,401	524,454	945,448	1,058,749
Production Mail	97,731	111,756	197,234	216,972
Presort Services	113,922	111,281	235,453	227,772
Enterprise Business Solutions	211,653	223,037	432,687	444,744
Software Solutions	99,041	108,820	185,278	200,194
Global Ecommerce	77,966	68,653	153,352	132,529
Digital Commerce Solutions	177,007	177,473	338,630	332,723
Other	24,830	33,486	54,807	59,731
Total revenue	$880,891	$958,450	$1,771,572	$1,895,947

	EBIT
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
North America Mailing	$159,392	$156,781	$323,057	$317,119
International Mailing	14,122	26,449	25,846	51,268
Small & Medium Business Solutions	173,514	183,230	348,903	368,387
Production Mail	10,028	10,558	19,060	18,295
Presort Services	23,544	22,412	51,038	46,308
Enterprise Business Solutions	33,572	32,970	70,098	64,603
Software Solutions	16,158	9,877	20,291	11,699
Global Ecommerce	3,056	3,749	11,202	9,776
Digital Commerce Solutions	19,214	13,626	31,493	21,475
Other	5,611	4,303	10,569	5,985
Total EBIT	231,911	234,129	461,063	460,450
Reconciling items:
Interest, net	(38,839)	(41,895)	(81,673)	(85,612)
Unallocated corporate expenses	(51,921)	(45,458)	(102,724)	(102,062)
Restructuring charges and asset impairments, net	(14,350)	(8,299)	(14,269)	(18,140)
Acquisition-related compensation expense	(10,483)	—	(10,483)	—
Other income (expense), net	93,135	—	93,135	(61,657)
Income from continuing operations before income taxes	$209,453	$138,477	$345,049	$192,979

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

3. Business Combinations and Divestiture
Business Combinations
Borderfree Inc.
On June 10, 2015, we acquired 100% of the outstanding shares of Borderfree. Borderfree provides cross-border ecommerce solutions through a proprietary technology and services platform that enables retailers to transact with consumers around the world. Borderfree is reported within our Global Ecommerce segment (see Note 2). The purchase price was $386 million, net of $88 million of cash acquired. In addition, we also paid $10 million for the accelerated vesting and settlement of Borderfree stock-based compensation awards and $8 million of transaction costs. The $10 million of expense related to Borderfree stock-based compensation awards was recognized as selling, general and administrative expenses and the $8 million of transaction costs was recognized within other (income) expense, net in the Condensed Consolidated Statements of Income.

The preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed was as follows:

Accounts receivable	$16,964
Fixed assets	7,293
Goodwill	285,727
Intangible assets	156,800
Accounts payable and other current liabilities	(35,117)
Deferred taxes, net	(46,819)
Other assets and liabilities, net	1,412
$386,260
Goodwill represents the excess of the purchase price over the fair values of assets acquired and liabilities assumed. Goodwill is primarily attributable to expected growth opportunities, synergies and other benefits that we believe will result from combining the operations of Borderfree with our operations. Goodwill is not deductible for tax purposes.

Intangible assets acquired consist of the following:

	Value	Amortization period
Customer Relationships	$135,500	10 years
Developed Technology	12,600	5 years
Trade Names	8,700	5 years
	$156,800

The allocation of the purchase price to the fair values of assets acquired and liabilities assumed is preliminary and subject to further adjustments as we obtain additional information during the measurement period, which will not exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.

The results of operations of Borderfree are included in our consolidated results from the date of acquisition. Our consolidated operating results for the three and six months ended June 30, 2015 include revenue of $7 million. On a supplemental pro forma basis, had we acquired Borderfree on January 1, 2014, our revenues would have been higher by $22 million and $31 million for the three months ended June 30, 2015 and 2014, respectively, and $47 million and $57 million for the six months ended June 30, 2015 and 2014, respectively. The impact on our earnings would not have been material.

Real Time Content, Inc.
On May 1, 2015, we acquired Real Time Content, Inc. (RTC) for $6 million, net of cash acquired. RTC provides technology that enables clients to provide personalized interactive video communications to their customers. RTC is reported within our Software Solutions segment.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

Divestiture
On May 29, 2015, we sold Imagitas, for net proceeds of $291 million and recognized a pre-tax gain of $109 million, which was reported within other (income) expense, net in the Condensed Consolidated Statements of Income.

4. Discontinued Operations and Assets Held For Sale
Discontinued Operations
Loss from discontinued operations, net of tax for the three and six months ended June 30, 2015 consisted of post-closing and purchase price adjustments in connection with the sale of our Management Services business in 2014.
The table below shows selected financial information for discontinued operations for three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$—	$—	$—	$3,567	$3,567

Income from operations before taxes	$580	$—	$—	$1,018	$1,598
Gain on sale	—	831	—	25,198	26,029
Income before taxes	580	831	—	26,216	27,627
Tax provision	217	321	—	20,372	20,910
Income from discontinued operations	$363	$510	$—	$5,844	$6,717

	Six Months Ended June 30, 2014
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$—	$—	$—	$19,858	$19,858

Income before taxes	$334	$308	$345	$3,429	$4,416
Gain on sale	130	1,994	—	25,198	27,322
Income before taxes	464	2,302	345	28,627	31,738
Tax provision	196	850	97	21,077	22,220
Income from discontinued operations	$268	$1,452	$248	$7,550	$9,518

Assets Held for Sale
Assets held for sale at December 31, 2014 included the fair value of our former corporate headquarters building and the value of a lease portfolio. The lease portfolio was sold in January 2015 and the corporate headquarters building was sold in June 2015 (see Note 10 for further details).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

5. Earnings per Share
The calculations of basic and diluted earnings per share are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income from continuing operations	$152,509	$87,548	$232,964	$129,420
(Loss) income from discontinued operations, net of tax	(739)	6,717	(582)	9,518
Net income - Pitney Bowes Inc. (numerator for diluted EPS)	151,770	94,265	232,382	138,938
Less: Preference stock dividend	10	11	21	22
Income attributable to common stockholders (numerator for basic EPS)	$151,760	$94,254	$232,361	$138,916
Denominator:
Weighted-average shares used in basic EPS	201,712	202,662	201,504	202,480
Effect of dilutive shares:
Conversion of Preferred stock and Preference stock	324	345	329	349
Employee stock plans	804	1,463	801	1,272
Weighted-average shares used in diluted EPS	202,840	204,470	202,634	204,101
Basic earnings per share (1):
Continuing operations	$0.76	$0.43	$1.16	$0.64
Discontinued operations	—	0.03	—	0.05
Net income	$0.75	$0.47	$1.15	$0.69
Diluted earnings per share (1):
Continuing operations	$0.75	$0.43	$1.15	$0.63
Discontinued operations	—	0.03	—	0.05
Net income	$0.75	$0.46	$1.15	$0.68
Anti-dilutive shares not used in calculating diluted weighted-average shares:	6,395	6,062	7,313	7,943
(1) The sum of earnings per share amounts may not equal the totals due to rounding.

6. Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and on the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Raw materials and work in process	$36,804	$37,175
Supplies and service parts	45,179	33,760
Finished products	32,445	26,992
Inventory at FIFO cost	114,428	97,927
Excess of FIFO cost over LIFO cost	(13,356)	(13,100)
Total inventory, net	$101,072	$84,827

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

7. Finance Assets
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
Finance receivables at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,236,030	$329,171	$1,565,201	$1,286,624	$366,669	$1,653,293
Unguaranteed residual values	101,622	16,825	118,447	105,205	18,291	123,496
Unearned income	(262,081)	(74,024)	(336,105)	(270,196)	(83,110)	(353,306)
Allowance for credit losses	(7,973)	(3,721)	(11,694)	(10,281)	(5,129)	(15,410)
Net investment in sales-type lease receivables	1,067,598	268,251	1,335,849	1,111,352	296,721	1,408,073
Loan receivables
Loan receivables	359,033	50,888	409,921	376,987	47,665	424,652
Allowance for credit losses	(10,193)	(1,719)	(11,912)	(10,912)	(1,788)	(12,700)
Net investment in loan receivables	348,840	49,169	398,009	366,075	45,877	411,952
Net investment in finance receivables	$1,416,438	$317,420	$1,733,858	$1,477,427	$342,598	$1,820,025

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

Activity in the allowance for credit losses for the six months ended June 30, 2015 and 2014 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2015	$10,281	$5,129	$10,912	$1,788	$28,110
Amounts charged to expense	112	(447)	3,913	554	4,132
Write-offs and other	(2,420)	(961)	(4,632)	(623)	(8,636)
Balance at June 30, 2015	$7,973	$3,721	$10,193	$1,719	$23,606

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2014	$14,165	$9,703	$11,165	$1,916	$36,949
Amounts charged to expense	2,360	(350)	4,742	1,034	7,786
Write-offs and other	(3,382)	(1,749)	(5,132)	(801)	(11,064)
Balance at June 30, 2014	$13,143	$7,604	$10,775	$2,149	$33,671

Aging of Receivables
The aging of gross finance receivables at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 30 days	$1,171,926	$310,382	$344,290	$48,546	$1,875,144
31 - 60 days	22,927	5,785	8,274	1,598	38,584
61 - 90 days	18,667	3,575	2,790	340	25,372
> 90 days	22,510	9,429	3,679	404	36,022
Total	$1,236,030	$329,171	$359,033	$50,888	$1,975,122
Past due amounts > 90 days
Still accruing interest	$6,658	$2,819	$—	$—	$9,477
Not accruing interest	15,852	6,610	3,679	404	26,545
Total	$22,510	$9,429	$3,679	$404	$36,022

	December 31, 2014
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 30 days	$1,217,623	$347,236	$359,672	$45,678	$1,970,209
31 - 60 days	23,242	6,207	9,245	1,201	39,895
61 - 90 days	24,198	4,494	3,498	413	32,603
> 90 days	21,561	8,732	4,572	373	35,238
Total	$1,286,624	$366,669	$376,987	$47,665	$2,077,945
Past due amounts > 90 days
Still accruing interest	$5,931	$2,517	$—	$—	$8,448
Not accruing interest	15,630	6,215	4,572	373	26,790
Total	$21,561	$8,732	$4,572	$373	$35,238

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

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
The table below shows the North America portfolio at June 30, 2015 and December 31, 2014 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

	June 30, 2015	December 31, 2014
Sales-type lease receivables
Low	$923,475	$936,979
Medium	215,444	230,799
High	43,248	45,202
Not Scored	53,863	73,644
Total	$1,236,030	$1,286,624
Loan receivables
Low	$248,331	$259,436
Medium	89,725	96,243
High	10,287	10,913
Not Scored	10,690	10,395
Total	$359,033	$376,987

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

8. Intangible Assets and Goodwill
Intangible Assets
Intangible assets consisted of the following:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$453,879	$(257,095)	$196,784	$337,438	$(263,121)	$74,317
Supplier relationships	—	—	—	29,000	(27,913)	1,087
Software & technology	168,695	(151,291)	17,404	160,825	(154,610)	6,215
Trademarks & other	35,959	(26,827)	9,132	33,079	(32,525)	554
Total intangible assets	$658,533	$(435,213)	$223,320	$560,342	$(478,169)	$82,173

Amortization expense was $8 million and $6 million for the three months ended June 30, 2015 and 2014, respectively and $16 million and $12 million, for the six months ended June 30, 2015 and 2014, respectively.

In 2015, we acquired certain intangible assets in connection with the acquisitions of Borderfree (see Note 3). The change in supplier relationships is the result of the sale of Imagitas.

Future amortization expense for intangible assets as of June 30, 2015 was as follows:

Remaining for year ending December 31, 2015	$22,328
Year ending December 31, 2016	39,995
Year ending December 31, 2017	29,077
Year ending December 31, 2018	26,470
Year ending December 31, 2019	23,415
Thereafter	82,035
Total	$223,320
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.
Goodwill
The changes in the carrying value of goodwill for the six months ended June 30, 2015 were as follows:

	December 31, 2014	Acquisition	Divestiture	Foreign currency translation	June 30, 2015
North America Mailing	$309,448	$—	$—	$(9,949)	$299,499
International Mailing	162,146	—	—	(8,662)	153,484
Small & Medium Business Solutions	471,594	—	—	(18,611)	452,983
Production Mail	110,837	—	—	(2,786)	108,051
Presort Services	195,140	—	—	—	195,140
Enterprise Business Solutions	305,977	—	—	(2,786)	303,191
Software Solutions	677,008	5,792	—	(661)	682,139
Global Ecommerce	23,910	285,727	—	—	309,637
Digital Commerce Solutions	700,918	291,519	—	(661)	991,776
Other	194,232	—	(194,232)	—	—
Total goodwill	$1,672,721	$291,519	$(194,232)	$(22,058)	$1,747,950

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

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

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2015 and December 31, 2014. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy.

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$135,822	$228,787	$—	$364,609
Equity securities	—	25,434	—	25,434
Commingled fixed income securities	—	22,709	—	22,709
U.S. Government, federal agencies and municipalities	112,508	19,206	—	131,714
Corporate notes and bonds	—	65,840	—	65,840
Mortgage-backed / asset-backed securities	—	166,326	—	166,326
Derivatives
Foreign exchange contracts	—	838	—	838
Total assets	$248,330	$529,140	$—	$777,470
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(4,530)	$—	$(4,530)
Total liabilities	$—	$(4,530)	$—	$(4,530)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

Available-For-Sale Securities
Certain investment securities are classified as available-for-sale and recorded at fair value in the unaudited Condensed Consolidated Balance Sheets as cash and cash equivalents, short-term investments and other assets depending on the type of investment and maturity. Unrealized holding gains and losses are recorded, net of tax, in accumulated other comprehensive loss (AOCL).
Available-for-sale securities at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Government, federal agencies and municipalities	$131,031	$1,927	$(1,244)	$131,714
Corporate notes and bonds	65,396	1,112	(668)	65,840
Mortgage-backed / asset-backed securities	165,095	2,360	(1,129)	166,326
Total	$361,522	$5,399	$(3,041)	$363,880

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Government, federal agencies and municipalities	$135,839	$2,905	$(764)	$137,980
Corporate notes and bonds	66,170	1,569	(291)	67,448
Mortgage-backed / asset-backed securities	155,330	2,362	(1,078)	156,614
Total	$357,339	$6,836	$(2,133)	$362,042

At June 30, 2015, investment securities that were in a loss position for 12 or more continuous months had aggregate unrealized holding losses of $1 million and an estimated fair value of $33 million, and investment securities that were in a loss position for less than 12 continuous months had aggregate unrealized holding losses of $2 million and an estimated fair value of $95 million.

At December 31, 2014, investment securities that were in a loss position for 12 or more continuous months had aggregate unrealized holding losses of $1 million and an estimated fair value of $42 million, and investment securities that were in a loss position for less than 12 continuous months had aggregate unrealized holding losses of $1 million and an estimated fair value of $88 million.

We have not recognized an other-than-temporary impairment on any of the investment securities in an unrealized loss position because we do not intend to sell these securities, it is more likely than not that we will not be required to sell these securities before recovery of the unrealized losses and we expect to receive the contractual principal and interest on these investment securities.

Scheduled maturities of available-for-sale securities at June 30, 2015 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$64,668	$64,716
After 1 year through 5 years	63,180	64,229
After 5 years through 10 years	57,909	58,599
After 10 years	175,765	176,336
Total	$361,522	$363,880
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
(Unaudited; table amounts in thousands, except per share data)

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
The fair value of derivative instruments at June 30, 2015 and December 31, 2014 was as follows:

Designation of Derivatives	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$518	$762
	Accounts payable and accrued liabilities:	(415)	—

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	320	624
	Accounts payable and accrued liabilities:	(4,115)	(2,988)

	Total derivative assets	$838	$1,386
	Total derivative liabilities	(4,530)	(2,988)
	Total net derivative liabilities	$(3,692)	$(1,602)

Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At June 30, 2015 and December 31, 2014, we had outstanding contracts associated with these anticipated transactions with notional amounts of $18 million.

The amounts included in AOCL at June 30, 2015 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

The following represents the results of cash flow hedging relationships for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2015	2014		2015	2014
Foreign exchange contracts	$(418)	$17	Revenue	$432	$(346)
			Cost of sales	190	153
				$622	$(193)

	Six Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2015	2014		2015	2014
Foreign exchange contracts	$755	$(52)	Revenue	$828	$(580)
			Cost of sales	585	352
				$1,413	$(228)
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at June 30, 2015 mature within 12 months.
The following represents the results of our non-designated derivative instruments for the three and six months ended June 30, 2015 and 2014:

		Three Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2015	2014
Foreign exchange contracts	Selling, general and administrative expense	$(4,131)	$(2,622)

		Six Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2015	2014
Foreign exchange contracts	Selling, general and administrative expense	$(3,577)	$(3,304)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At June 30, 2015, the maximum amount of collateral that we would have been required to post had the credit-risk-related contingent features been triggered was $4 million.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations. These inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Carrying value	$2,994,190	$3,252,006
Fair value	$3,140,259	$3,440,383

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

10. Restructuring Charges and Asset Impairment
Restructuring charges
The tables below show the activity in restructuring reserves for our Operational Excellence plan, implemented in 2014, and our other plans for the six months ended June 30, 2015 and 2014 and includes amounts for both continuing operations and discontinued operations.

Operational Excellence	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2015	$78,105	$8,154	$86,259
Expenses, net	9,984	(198)	9,786
Cash payments	(26,447)	(2,389)	(28,836)
Balance at June 30, 2015	$61,642	$5,567	$67,209

Balance at January 1, 2014	$42,427	$7,622	$50,049
Expenses, net (1)	17,162	2,852	20,014
Cash payments	(26,732)	(4,699)	(31,431)
Balance at June 30, 2014	$32,857	$5,775	$38,632
(1) See Note 12 for additional restructuring charge.

Other Plans	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2015	$3,731	$189	$3,920
Expenses, net	(726)	—	(726)
Cash payments	(1,824)	(115)	(1,939)
Balance at June 30, 2015	$1,181	$74	$1,255

Balance at January 1, 2014	$16,131	$392	$16,523
Expenses, net	(5,245)	—	(5,245)
Cash payments	(2,026)	(73)	(2,099)
Balance at June 30, 2014	$8,860	$319	$9,179

The majority of the remaining restructuring reserves are expected to be paid over the next 12 to 24 months; however, due to certain international labor laws and long-term lease agreements, some payments will extend beyond 24 months. We expect to fund these payments from cash flows from operations.

Asset impairment
During the second quarter of 2015, we sold our world headquarters building for $39 million and recorded a loss on the sale of $5 million. The loss was recognized in restructuring charges and asset impairments, net in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

11. Debt
Commercial Paper
At June 30, 2015, we had $100 million of commercial paper outstanding at an effective interest rate of 0.49%. This amount is included in current portion of long-term debt and notes payable in the Condensed Consolidated Balance Sheets. There were no outstanding commercial paper borrowings at December 31, 2014.

Long-term Debt	Interest rate	June 30, 2015	December 31, 2014
Notes due March 2015	5.0%	$—	$274,879
Notes due January 2016	4.75%	370,914	370,914
Notes due September 2017	5.75%	385,109	385,109
Notes due March 2018	5.6%	250,000	250,000
Notes due May 2018	4.75%	350,000	350,000
Notes due March 2019	6.25%	300,000	300,000
Notes due November 2022	5.25%	110,000	110,000
Notes due March 2024	4.625%	500,000	500,000
Notes due January 2037	5.25%	115,041	115,041
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	50,000	130,000
Other debt		16,919	16,000
Principal amount		2,872,983	3,226,943
Less: unamortized discount		5,921	6,653
Plus: unamortized interest rate swap proceeds		27,128	31,716
Total debt		2,894,190	3,252,006
Less: current portion long-term debt		421,103	324,879
Long-term debt		$2,473,087	$2,927,127
Through the six months ended June 30, 2015, we repaid the $275 million, 5.0% notes that matured in March and $80 million of term loans.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

12. Pensions and Other Benefit Programs
The components of net periodic benefit cost (income) were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Service cost	$38	$2,023	$555	$913	$640	$697
Interest cost	18,305	19,416	6,122	7,276	2,151	2,480
Expected return on plan assets	(25,958)	(25,956)	(8,935)	(9,980)	—	—
Amortization of transition credit	—	—	(3)	(3)	—	—
Amortization of prior service cost (credit)	2	2	(16)	(15)	74	40
Amortization of net actuarial loss	7,007	6,264	1,509	2,103	1,562	1,502
Settlement / curtailment (1)	—	821	—	—	—	—
Net periodic benefit (income) cost	$(606)	$2,570	$(768)	$294	$4,427	$4,719

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Service cost	$76	$4,438	$1,120	$1,821	$1,319	$1,425
Interest cost	37,164	38,832	12,185	14,445	4,526	4,942
Expected return on plan assets	(52,002)	(51,912)	(17,774)	(19,805)	—	—
Amortization of transition credit	—	—	(5)	(5)	—	—
Amortization of prior service cost (credit)	4	4	(33)	(30)	148	80
Amortization of net actuarial loss	14,655	12,424	2,989	4,179	3,953	3,024
Settlement / curtailment (1)	—	3,371	—	—	—	—
Net periodic benefit (income) cost	$(103)	$7,157	$(1,518)	$605	$9,946	$9,471
(1) Included in restructuring charges and asset impairments, net in the Condensed Consolidated Statements of Income.
Through June 30, 2015 and June 30, 2014, contributions to our U.S. pension plans were $4 million and $14 million, respectively, and contributions to our foreign plans were $11 million and $14 million, respectively. Nonpension postretirement benefit plan contributions were $11 million and $12 million through June 30, 2015 and June 30, 2014, respectively.

13. Income Taxes
The effective tax rate for the three months ended June 30, 2015 and 2014 was 25.0% and 33.5%, respectively, and the effective tax rate for the six months ended June 30, 2015 and 2014 was 29.8% and 28.2%, respectively. The effective tax rate for the three and six months ended June 30, 2015 includes a $20 million benefit resulting from the disposition of Imagitas. The effective tax rate for the six months ended June 30, 2015 also includes a $3 million charge from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units. The effective tax rate for six months ended June 30, 2014 includes a benefit of $6 million from the resolution of tax examinations and incremental tax benefit associated with the early extinguishment of debt.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

14. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary of the Company, has 300,000 shares, or $300 million, of outstanding perpetual voting preferred stock (PBIH Preferred Stock) held by certain institutional investors. The holders of PBIH Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the Company. The PBIH Preferred Stock is entitled to cumulative dividends at a rate of 6.125% through April 30, 2016. Commencing October 30, 2016, the PBIH Preferred Stock is redeemable, in whole or in part, at the option of PBIH. If the PBIH Preferred Stock is not redeemed in whole on October 30, 2016, the dividend rate increases 50% and will increase 50% every six months thereafter. No dividends were in arrears at June 30, 2015 or December 31, 2014.
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

In December 2013, we received a Civil Investigative Demand (CID) from the Department of Justice (DOJ) pursuant to the False Claims Act requesting documents and information relating to compliance with certain postal regulatory requirements in our Presort Services business. We provided information to the DOJ in response to letter requests and the CID. Our ongoing discussions with the DOJ regarding a resolution of this matter have now resulted in a settlement in principle. As a result, we accrued $7 million, net of estimated recoveries. The charge is recorded in other (income) expense, net in the Condensed Consolidated Statements of Income.

16. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2015 and 2014 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2015	$1	$548	$323,338	$178,852	$4,897,708	$(846,156)	$(4,477,032)	$77,259
Net income	—	—	—	—	232,382	—	—	232,382
Other comprehensive loss	—	—	—	—	—	(46,350)	—	(46,350)
Dividends paid - Common stock	—	—	—	—	(75,627)	—	—	(75,627)
Dividends paid - Preference stock	—	—	—	—	(21)	—	—	(21)
Issuance of common stock	—	—	—	(34,005)	—	—	26,659	(7,346)
Conversion to common stock		(26)	—	(543)	—	—	569	—
Stock-based compensation expense	—	—	—	11,067	—	—	—	11,067
Balance at June 30, 2015	$1	$522	$323,338	$155,371	$5,054,442	$(892,506)	$(4,449,804)	$191,364

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2014	$4	$591	$323,338	$196,977	$4,715,564	$(574,556)	$(4,456,742)	$205,176
Net income	—	—	—	—	138,938	—	—	138,938
Other comprehensive loss	—	—	—	—	—	15,205	—	15,205
Dividends paid - Common stock	—	—	—	—	(75,974)	—	—	(75,974)
Dividends paid - Preference stock	—	—	—	—	(22)	—	—	(22)
Issuance of common stock	—	—	—	(24,212)	—	—	22,189	(2,023)
Conversion to common stock	(3)	(28)	—	(656)	—	—	687	—
Stock-based compensation expense	—	—	—	7,976	—	—	—	7,976
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(7,520)	—	—	—	(7,520)
Balance at June 30, 2014	$1	$563	$323,338	$172,565	$4,778,506	$(559,351)	$(4,433,866)	$281,756

17. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014 were as follows:

	Amount Reclassified from AOCL (a)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gains (losses) on cash flow hedges
Revenue	$(432)	$(346)	$(828)	$(580)
Cost of sales	(190)	153	(585)	352
Interest expense	(507)	(507)	(1,014)	(1,014)
Total before tax	(1,129)	(700)	(2,427)	(1,242)
Tax benefit	436	269	938	479
Net of tax	$(693)	$(431)	$(1,489)	$(763)

Losses on available for sale securities
Unrealized losses	$(18)	$(505)	$(42)	$(852)
Tax benefit	7	186	16	314
Net of tax	$(11)	$(319)	$(26)	$(538)

Pension and Postretirement Benefit Plans (b)
Transition credit	$3	$3	$5	$5
Prior service costs	(61)	(27)	(120)	(54)
Actuarial losses	(10,056)	(9,869)	(21,595)	(19,627)
Total before tax	(10,114)	(9,893)	(21,710)	(19,676)
Tax benefit	3,614	3,613	7,781	7,254
Net of tax	$(6,500)	$(6,280)	$(13,929)	$(12,422)
(a)     Amounts in parentheses indicate debits (reductions) to income.

(b)	These items are included in the computation of net periodic costs of defined benefit pension plans and nonpension postretirement benefit plans (see Note 12 for additional details).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands, except per share data)

Changes in accumulated other comprehensive loss for the six months ended June 30, 2015 and 2014 were as follows:

	(Gains) losses on cash flow hedges	(Gains) losses on available for sale securities	Pension and postretirement benefit plans	Foreign currency items	Total
Balance at January 1, 2015	$(4,689)	$2,966	$(786,079)	$(58,354)	$(846,156)
Other comprehensive loss before reclassifications (a)	(1,273)	(1,499)	—	(59,022)	(61,794)
Amounts reclassified from accumulated other comprehensive loss (a), (b)	1,489	26	13,929	—	15,444
Net current period other comprehensive income (loss)	216	(1,473)	13,929	(59,022)	(46,350)
Balance at June 30, 2015	$(4,473)	$1,493	$(772,150)	$(117,376)	$(892,506)

	(Gains) losses on cash flow hedges	(Gains) losses on available for sale securities	Pension and postretirement benefit plans	Foreign currency items	Total
Balance at January 1, 2014	$(6,380)	$(1,769)	$(601,421)	$35,014	$(574,556)
Other comprehensive income (loss) before reclassifications (a)	27	3,657	—	(2,202)	1,482
Amounts reclassified from accumulated other comprehensive loss (a), (b)	763	538	12,422	—	13,723
Net current period other comprehensive income (loss)	790	4,195	12,422	(2,202)	15,205
Balance at June 30, 2014	$(5,590)	$2,426	$(588,999)	$32,812	$(559,351)
(a)     Amounts are net of tax. Amounts in parentheses indicate debits to AOCL.
(b)     See table above for additional details of these reclassifications.

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

•
our ability to realize the anticipated benefits or synergies of strategic acquisitions and divestitures and to successfully integrate the operations of acquired companies without significant disruption to our existing operations

•	third-party suppliers’ ability to provide product components, assemblies or inventories

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	loss of some of our largest clients or business partners in our Digital Commerce Solutions group

•	the cost to comply with current and any changes in information security requirements and privacy laws

•	intellectual property infringement claims

•	our success at managing customer credit risk

•	significant changes in pension, health care and retiree medical costs

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
Overview
For the second quarter of 2015, revenue decreased 8% to $881 million compared to $958 million in the second quarter of 2014. Revenue for the quarter was negatively impacted by 4% due to foreign currency translation and 1% from the exit of non-core product lines in Norway and the transition in certain European countries to a dealer network in the third quarter of 2014 (Divested Businesses).

In the quarter, equipment sales declined 14%, support services declined 12%, rentals revenue declined 9% and software revenue declined 9%. Excluding the impacts of foreign currency translation and Divested Businesses, equipment sales declined 6% compared to the prior year quarter primarily due to weakness in our European markets due to difficult economic circumstances and temporary disruptions in the sales process caused by the initial implementation of our go-to-market strategy in some of our large markets. Equipment sales were also impacted by fewer installations of production mail equipment and lower sales in North America. Support services revenue declined 3% and rentals revenue declined 6% compared to the prior year quarter due to fewer mailing machines in service, a shift by customers to purchase lower cost, less featured mailing machines and lower maintenance revenue on production mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment. Software revenue declined 4% primarily due to a decline in worldwide services revenue and licensing revenue.

Net income from continuing operations and earnings per diluted share for the second quarter of 2015 were $153 million and $0.75, respectively, compared to $88 million and $0.43, respectively, in 2014. The increase was driven primarily by the gain on the sale of Imagitas and lower selling, general and administrative expenses partially offset by the impact of lower revenue and higher restructuring charges and asset impairments.

For the six months ended June 30, 2015, we generated cash from operations of $200 million and received proceeds of $290 million from divestitures of businesses, primarily Imagitas, and $39 million from the sale of our former corporate headquarters building. We used cash of $392 million to acquire Borderfree and RTC, reduce debt by $255 million, fund capital investments of $89 million and pay dividends of $85 million to our stockholders and noncontrolling interests. At June 30, 2015, cash and cash equivalents were $754 million compared to $1,079 million at December 31, 2014.

As a result of the acquisition of Borderfree and the sale of Imagitas, we realigned our segment reporting. Our business continues to be organized around three distinct sets of solutions – Small and Medium Business (SMB) Solutions, Enterprise Business Solutions and Digital Commerce Solutions (DCS). There were no changes to SMB Solutions or Enterprise Business Solutions. Within DCS, we now report Software Solutions and Global Ecommerce Solutions as reportable segments. Imagitas, previously included in DCS, is now reported in Other.

Small and Medium Business Solutions revenue declined 11%, including a 4% unfavorable impact due to foreign currency translation and 2% unfavorable impact due to Divested Businesses. In North America, revenue was impacted by the continuing decline in installed meters, a shift by customers to purchase lower cost, less featured machines and clients extending existing leases rather than purchasing new equipment. Internationally, revenue declined due to difficult economic circumstances in Europe and disruptions caused by the initial implementation of our go-to-market strategy. Enterprise Business Solutions revenue decreased 5%, including a 3% unfavorable impact from foreign currency translation, primarily due to fewer sales of production mail equipment in Europe and Asia partially offset by increased volumes and operational efficiencies in Presort Services. Digital Commerce Solutions revenue was flat in the quarter after a 4% unfavorable impact from foreign currency translation. The underlying increase in revenue was due to the acquisition of Borderfree, increased shipments from our U.K. outbound cross-border service facility and higher shipping solutions revenue.
Outlook
The U.S. dollar remains strong against other currencies and continues to adversely affect our reported revenues and profitability, both from a translation perspective as well as a competitive perspective, as the cost of our international competitors’ products and solutions improves relative to our products and solutions. The current strength of the dollar relative to other currencies is also affecting demand for U.S. goods sold to consumers in other countries through our global ecommerce solutions.
Excluding the potential impacts of currency, we anticipate improved operating results in the second half of the year. Within the SMB group, we anticipate further stabilization of mail-related businesses from the benefits of our go-to-market strategy, which is now complete in most of our major markets, and the benefits of newly introduced solutions and services.

Within the Enterprise Business Solutions group, we expect continued revenue and profitability growth in Presort Services due to client expansion, higher processed mail volumes and operational efficiencies; however, within Production Mail, we anticipate that revenue growth could be challenged by the uncertain macroeconomic environment in Europe and declining services revenue.

Within the DCS group, we anticipate increased demand in Software Solutions due to new product introductions and improved sales efficiencies. Within Global Ecommerce, we anticipate revenue growth from the Borderfree business, expansion of our U.K. outbound offerings and continued demand for our shipping solutions driven by new client acquisitions and expanded services provided to existing clients.

We have authorization to repurchase up to $100 million of our common stock. We expect to begin repurchasing our common shares during the third quarter and to have fully utilized our current authorization by the end of the year.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% change	2015	2014	% change
Equipment sales	$165,507	$191,518	(14)%	$331,471	$380,574	(13)%
Supplies	70,636	76,284	(7)%	144,004	155,801	(8)%
Software	99,184	109,065	(9)%	185,541	200,620	(8)%
Rentals	111,312	122,443	(9)%	225,309	246,022	(8)%
Financing	101,437	107,644	(6)%	207,067	217,694	(5)%
Support services	139,237	158,190	(12)%	278,795	316,442	(12)%
Business services	193,578	193,306	—%	399,385	378,794	5%
Total revenue	$880,891	$958,450	(8)%	$1,771,572	$1,895,947	(7)%

	Three Months Ended June 30,				Six Months Ended June 30,
			Percentage of Revenue				Percentage of Revenue
	2015	2014	2015	2014	2015	2014	2015	2014
Cost of equipment sales	$79,043	$88,818	47.8%	46.4%	$154,056	$171,352	46.5%	45.0%
Cost of supplies	21,624	23,505	30.6%	30.8%	44,283	47,659	30.8%	30.6%
Cost of software	28,501	33,484	28.7%	30.7%	58,365	63,648	31.5%	31.7%
Cost of rentals	21,003	25,193	18.9%	20.6%	41,704	50,637	18.5%	20.6%
Financing interest expense	17,868	20,413	17.6%	19.0%	36,638	40,066	17.7%	18.4%
Cost of support services	81,507	96,722	58.5%	61.1%	165,106	195,703	59.2%	61.8%
Cost of business services	135,636	135,024	70.1%	69.8%	275,555	263,960	69.0%	69.7%
Total cost of revenue	$385,182	$423,159	43.7%	44.2%	$775,707	$833,025	43.8%	43.9%

Equipment sales
Equipment sales revenue decreased 14% in the quarter to $166 million and 13% in the year-to-date period to $331 million, compared to the prior year periods. Equipment sales were unfavorably impacted 5% in the quarter and year-to-date period by foreign currency translation and 3% in the quarter and 2% in the year-to-date period due to Divested Businesses. Excluding the impacts of foreign currency and Divested Businesses, equipment sales in Europe declined 4% in the quarter and year-to-date period primarily due to difficult economic circumstances and the temporary disruptions caused by the initial implementation of our go-to-market strategy in certain European markets. Sales in North America declined 1% in the quarter and 2% in the year-to-date period primarily due to declining mail volumes and the continuing trend of clients to extend existing leases rather than purchasing new equipment. Cost of equipment sales as a percentage of revenue for the quarter and year-to-date period increased to 47.8% and 46.5%, respectively, compared to the prior year periods, primarily due to the mix of equipment sales in Europe and the timing of rate changes in certain countries.

Supplies
Supplies revenue decreased 7% in the quarter to $71 million and 8% in the year-to-date period to $144 million, compared to the prior year periods. These decreases were primarily due to foreign currency translation, which reduced supplies sales by 6% in the quarter and year-to-date period and Divested Businesses, which unfavorably impacted supplies revenue by 1% in the quarter and year-to-date period. Cost of supplies as a percentage of revenue for the quarter and year-to-date period was relatively unchanged from the prior year periods at 30.6% and 30.8%, respectively, as margin improvements in North America primarily due to a greater mix of higher margin core supplies sales were offset by higher costs in our international markets.

Software
Software revenue decreased 9% in the quarter to $99 million and 8% in the year-to-date period to $186 million, compared to the prior year periods. Foreign currency translation accounted for 5% and 6% of the decline in the quarter and year-to-date period, respectively. The remaining decrease in the quarter was primarily due to a 12% decline in worldwide services revenue and 3% decline in worldwide licensing revenue. In the quarter, licensing revenue in North America increased 14%; however, this increase was more than offset by a 29% decrease in licensing revenue in Europe and Asia-Pacific. The remaining decrease in the year-to-date period was primarily due to a 10% decline in services revenue. In the year-to-date period, licensing revenue in North America increased 18%, but this increase was offset by a 19% decrease in licensing revenue in Europe and Asia-Pacific. Cost of software as a percentage of revenue for the quarter and year-to-date period decreased to 28.7% and 31.5% compared to the prior year periods primarily due to ongoing cost reduction initiatives to streamline the operations and greater sales efficiencies.

Rentals
Rentals revenue decreased 9% in the quarter to $111 million and 8% in the year-to-date period to $225 million, compared to the prior year periods. Foreign currency translation had an unfavorable impact of 3% in the quarter and year-to-date period. Excluding the impacts of currency translation, rentals revenue declined 4% in the quarter and year-to-date period primarily due to the continuing decline in the number of installed meters and a shift by customers to purchase lower cost, less featured machines in North America and declined 1% primarily due to lower rentals revenue in France. Cost of rentals as a percentage of revenue for the quarter and year-to-date periods improved to 18.9% and 18.5%, respectively, compared to the prior year periods primarily due to cost savings and lower depreciation in North America.

Financing
Financing revenue decreased 6% in the quarter to $101 million and 5% in the year-to-date period to $207 million, compared to the prior year periods. Foreign currency translation accounted for 3% of the decrease in the quarter and the year-to-date period and lower equipment sales in prior periods and a declining lease portfolio accounted for the remaining decrease in the quarter and year-to-date period. We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume a 10:1 debt to equity leverage ratio and apply our overall effective interest rate to the average outstanding finance receivables. Due to lower average outstanding finance receivables, financing interest expense declined 12% and 9% in the quarter and year to date period, respectively, compared to the prior year periods, and financing interest expense as a percentage of financing revenue declined to 17.6% and 17.7% for the quarter and year-to-date period, respectively.

Support Services
Support services revenue decreased 12% in both the quarter and year-to-date period to $139 million and $279 million, respectively, compared to the prior year periods. Support services revenue for the quarter and year-to-date period was unfavorably impacted by 5% from foreign currency translation and 3% from Divested Businesses. The remaining decrease in the quarter and year-to-date period was primarily due to a decline in the number of mailing machines in service, a shift to lower cost, less featured machines, and lower maintenance revenue on production mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment. Cost of support services as a percentage of revenue for the quarter and year-to-date period decreased to 58.5% and 59.2%, compared to the prior year periods primarily due to expense reductions and productivity initiatives.

Business Services
Business services revenue was flat in the quarter and increased 5% in the year-to-date period to $194 million and $399 million, respectively, compared to the prior year periods. Business services revenue for the quarter and year-to-date period was impacted by the sale of Imagitas in May 2015 and the acquisition of Borderfree in June 2015. Excluding the impact of these transactions, business services revenue increased 1% and 6% in the quarter and year-to-date period, respectively. For the quarter, the increase in revenue was due to an increase in mail volumes processed in Presort Services. For the year-to-date period, business services revenue increased 3% primarily due to additional volumes of packages shipped from our U.K. outbound cross-border service facility and 2% due to increased volumes of mail processed in Presort Services. Cost of business services as a percentage of revenue increased in the quarter to 70.1% compared to the prior year quarter primarily due to the operational costs and integration investments related to the Borderfree acquisition. Cost of business services as a percentage of revenue decreased in the year-to-date period to 69.0% compared to the prior year period primarily due to higher revenue and operational efficiencies in Presort Services.

Selling, general and administrative (SG&A)
SG&A expense decreased 7% in the quarter and 9% in the year-to-date period to $316 million and $630 million, respectively, compared to the prior year periods. Foreign currency translation reduced SG&A expenses by 4% in the quarter and year-to-date period. SG&A expenses for the quarter and year-to-date period also include a one-time compensation charge of $10 million for the accelerated vesting and settlement of Borderfree stock-based compensation awards. Excluding the impact of foreign currency translation and the one-time compensation charge, SG&A expense decreased 5% and 6% in the quarter and year-to-date period, respectively, compared to the prior year periods, primarily due to lower costs from our focus on operational excellence and the benefits of productivity initiatives.

Restructuring charges and asset impairments, net
See Note 10 to the Condensed Consolidated Financial Statements.

Other (income) expense, net
Other (income) expense, net for the three and six months ended June 30, 2015 includes the gain on the sale of Imagitas, transaction costs incurred in connection with the acquisitions of Borderfree and RTC (see Note 3 to the Condensed Consolidated Financial Statements) and a legal charge associated with the settlement in principle of an outstanding legal matter (see Note 15 to the Condensed Consolidated Financial Statements).
Other (income) expense, net for the six months ended June 30, 2014 consists of the costs associated with the early redemption of debt. See Liquidity and Capital Resources - Financings and Capitalization for further information.

Income taxes
See Note 13 to the Condensed Consolidated Financial Statements.

Discontinued operations
See Note 4 to the Condensed Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests
See Note 14 to the Condensed Consolidated Financial Statements.

Business segment results
As previously disclosed, we realigned our segment reporting and recast prior period amounts to conform to the current year presentation. The principal products and services of each of our reportable segments are as follows:

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

Digital Commerce Solutions:
Software Solutions: Includes the worldwide revenue and related expenses from (i) the sale of non-equipment-based mailing, customer information engagement, location intelligence and customer engagement solutions and related support services.
Global Ecommerce Solutions: Includes the worldwide revenue and related expenses from shipping and global ecommerce solutions.

We determine segment EBIT by deducting the related costs and expenses attributable to the segment from segment revenue. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and other items, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides a useful measure of our operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. See Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes.

Revenue and EBIT for the three and six months ended June 30, 2015 and 2014 by reportable segment are presented below.

	Revenue
	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% change	2015	2014	% change
North America Mailing	$356,791	$371,194	(4)%	$718,665	$752,221	(4)%
International Mailing	110,610	153,260	(28)%	226,783	306,528	(26)%
Small & Medium Business Solutions	467,401	524,454	(11)%	945,448	1,058,749	(11)%
Production Mail	97,731	111,756	(13)%	197,234	216,972	(9)%
Presort Services	113,922	111,281	2%	235,453	227,772	3%
Enterprise Business Solutions	211,653	223,037	(5)%	432,687	444,744	(3)%
Software Solutions	99,041	108,820	(9)%	185,278	200,194	(7)%
Global Ecommerce	77,966	68,653	14%	153,352	132,529	16%
Digital Commerce Solutions	177,007	177,473	—%	338,630	332,723	2%
Other	24,830	33,486	(26)%	54,807	59,731	(8)%
Total revenue	$880,891	$958,450	(8)%	$1,771,572	$1,895,947	(7)%

	EBIT
	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% change	2015	2014	% change
North America Mailing	$159,392	$156,781	2%	$323,057	$317,119	2%
International Mailing	14,122	26,449	(47)%	25,846	51,268	(50)%
Small & Medium Business Solutions	173,514	183,230	(5)%	348,903	368,387	(5)%
Production Mail	10,028	10,558	(5)%	19,060	18,295	4%
Presort Services	23,544	22,412	5%	51,038	46,308	10%
Enterprise Business Solutions	33,572	32,970	2%	70,098	64,603	9%
Software Solutions	16,158	9,877	64%	20,291	11,699	73%
Global Ecommerce	3,056	3,749	(19)%	11,202	9,776	15%
Digital Commerce Solutions	19,214	13,626	41%	31,493	21,475	47%
Other	5,611	4,303	30%	10,569	5,985	77%
Total segment EBIT	$231,911	$234,129	(1)%	$461,063	$460,450	—%
Small & Medium Business Solutions
North America Mailing
North America Mailing revenue decreased 4% in the quarter and year-to-date period to $357 million and $719 million, respectively, compared to the prior year periods. Foreign currency had a 1% unfavorable impact on revenue in the quarter and the year-to-date period. Excluding currency, rentals revenue declined 5% and support services declined 6% in both the quarter and year-to-date period due to the continuing decline in installed meters and shift by customers to purchase lower cost, less featured machines. Equipment sales decreased 2% in the quarter and 5% in the year-to-date period, primarily due to clients extending existing leases rather than purchasing new equipment. Despite the decline in revenue, EBIT increased 2% in the quarter and year-to-date period to $159 million and $323 million, respectively, compared to the prior year periods, primarily due to productivity improvements and ongoing cost reduction initiatives.

International Mailing
International Mailing revenue decreased 28% in the quarter to $111 million and 26% in the year-to-date period to $227 million compared to the prior year periods. Revenue was unfavorably impacted by 13% in both the quarter and year-to-date period from foreign currency translation and by 7% in the quarter and 6% in the year-to-date period by Divested Businesses. Excluding the impacts of foreign currency and Divested Businesses, equipment sales decreased 15% and 14% in the quarter and year-to-date period, respectively, primarily due to temporary disruptions in the sales process caused by the implementation of our go-to-market strategy in certain European markets. Revenue was also impacted by the difficult economic circumstances in many of our international markets and the timing of revenue from postal rate changes in a number of countries. EBIT decreased 47% in the quarter and 50% in the year-to-date period to $14 million and $26 million, respectively, compared to the prior year periods, primarily due to lower revenue and the timing of postal rate changes. Foreign currency translation unfavorably impacted EBIT by 12% in the quarter and 11% in the year-to-date period.

Enterprise Business Solutions
Production Mail
Production Mail revenue decreased 13% in the quarter and 9% in the year-to-date period to $98 million and $197 million, respectively, compared to the prior year periods. Revenue for the quarter and year-to-date period was unfavorably impacted by 6% from foreign currency translation and by 1% from Divested Businesses. The remaining decrease was driven primarily by lower support services revenue of 6% in the quarter and 5% in the year-to-date period as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment. Revenue for the quarter was also impacted by a 4% decline in equipment sales as lower sales in Europe and Asia-Pacific more than offset higher sales in the United States. EBIT decreased 5% in the quarter to $10 million compared to the prior year quarter, primarily due to the decline in revenue; however EBIT margin improved due to favorable geographic mix and ongoing cost reduction initiatives. For the year-to-date period, EBIT increased 4% to $19 million compared to the same period in the prior year primarily due to a favorable mix of higher margin equipment sales and ongoing cost reduction initiatives.

Presort Services
Presort Services revenue increased 2% in the quarter and 3% in the year-to-date period to $114 million and $235 million, respectively, compared to the prior year periods primarily due to increased volumes of mail processed. EBIT increased 5% in the quarter and 10% in the year-to-date period to $24 million and $51 million, respectively, compared to the prior year periods primarily due to the increase in revenue, improved operational productivity and lower transportation costs.

Digital Commerce Solutions
Software Solutions
Software Solutions revenue decreased 9% in the quarter and 7% in the year-to-date period to $99 million and $185 million, respectively, compared to the prior year periods. Revenue was unfavorably impacted by 5% in the quarter and year-to-date periods from foreign currency translation. The remaining decrease in the quarter and year-to-date period was due to lower worldwide services revenue of 10% and 12%, respectively. Revenue for the quarter was also impacted by a decline in worldwide licensing revenue of 3%. EBIT increased 64% in the quarter and 73% in the year-to-date period to $16 million and $20 million, respectively, compared to the prior year periods, primarily due to cost reductions, improved operational productivity and greater sales efficiencies.

Global Ecommerce
Global Ecommerce revenue increased 14% in the quarter and 16% in the year-to-date period to $78 million and $153 million, respectively, compared to the prior year periods. Revenue from the Borderfree business accounted for 10% of the increase in the quarter and 5% of the increase in the year-to-date period. The remaining increase in revenue was primarily due to additional volumes of packages shipped from our U.K. outbound cross-border service facility and higher shipping solutions revenue due to client growth. Volumes of packages shipped from our U.S. outbound cross-border service facility continued to be pressured by a strong U.S. dollar. EBIT decreased 19% in the quarter to $3 million due to the operational costs, integration investments and additional amortization expense related to the Borderfree acquisition and continued investments in our cross-border technology and services. EBIT for the year-to-date period increased 15% to $11 million due to the recognition of $6 million of deferred cross-border delivery fees partially offset by the incremental costs related to the Borderfree acquisition and continued investments in our cross-border technology and services.
Other
Other revenue decreased 26% in the quarter and 8% in the year-to-date period to $25 million and $55 million, respectively, due to the sale of the Marketing Services business in May 2015.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity under our commercial paper program will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends and share repurchases. Cash and cash equivalents and short-term investments were $800 million at June 30, 2015 and $1,111 million at December 31, 2014. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash and cash equivalents held by our foreign subsidiaries were $513 million at June 30, 2015 and $470 million at December 31, 2014. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.
Cash Flow Summary
Changes in cash and cash equivalents for the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014	Change
Net cash provided by operating activities	$200	$280	$(80)
Net cash used in investing activities	(159)	12	(171)
Net cash used in financing activities	(337)	(196)	(141)
Effect of exchange rate changes on cash and cash equivalents	(29)	2	(31)
Change in cash and cash equivalents	$(325)	$98	$(423)
Cash flows from operations for the six months ended June 30, 2015 decreased $80 million compared to the six months ended June 30, 2014, primarily due to the timing of accounts receivable collections, amounts received in the prior year for transition services in connection with the sale of our Management Services business, higher payments of accounts payable and accrued liabilities primarily due to timing and higher employee-related payments and higher inventory purchases, primarily for parts and supplies in the U.S. and U.K.
Cash flows from investing activities for the six months ended June 30, 2015 decreased $171 million compared to the six months ended June 30, 2014. During the six months ended June 30, 2015, we paid $386 million to acquire Borderfree and received proceeds of $291 million from the sale of Imagitas and $39 million from the sale of our former corporate headquarters building. During the six months ended June 30, 2014, we received proceeds of $101 million from the sale of our DIS business. Cash flows from investing activities also decreased due to higher capital expenditures of $17 million primarily related to the ongoing investments in a global ERP system and higher withdrawals from customer deposit accounts of $18 million, partially offset by an increase of $26 million due to the timing of investing activities.
Cash flows from financing activities for the six months ended June 30, 2015 decreased $141 million compared to the six months ended June 30, 2014 primarily due to a net reduction in debt of $254 million compared to a net reduction of $108 million in 2014. Dividends paid to our stockholders and noncontolling interests were $76 million and $9 million, respectively for both the six months ended June 30, 2015 and 2014.

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
At June 30, 2015, there was $100 million of outstanding commercial paper borrowings at an effective interest rate of 0.49%. During the second quarter of 2015, the average daily amount of commercial paper borrowings was $26 million at a weighted-average interest rate of 0.48% and the maximum amount outstanding at any time during the quarter was $120 million. There were no commercial paper borrowings during the second quarter of 2014.
During the first half of 2015, we repaid the $275 million, 5% notes that matured in March and $80 million of term loans.
During the first half of 2014, we redeemed an aggregate $500 million of the 5.75% Notes due 2017 and the 5.25% Notes due 2037 through a cash tender offer (the 2014 Tender Offer). Holders who validly tendered their notes received the principal amount, all accrued and unpaid interest and a premium payment. We incurred expenses of $62 million, consisting of the call premium, the write-off of unamortized costs and bank transaction fees.
During the first half of 2014, we also issued $500 million of 4.625% fixed rate 10-year notes. Interest is payable semiannually, in March and September, and the notes mature in March 2024, but may be redeemed, at any time, in whole or in part, at our option. If the notes are redeemed prior to December 15, 2023, the redemption price will be equal to the sum of 100% of the principal amount, accrued and unpaid interest and a make-whole payment. Net proceeds of $493 million were used to fund the 2014 Tender Offer.

Dividends and Share Repurchases
Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends.

We have authorization to repurchase up to $100 million of our common stock. We expect to begin repurchasing our common shares during the third quarter.

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
Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal control over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act. In addition, no changes in internal control over financial reporting occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of June 30, 2015.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 15 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2014 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. As of June 30, 2015, we have authorization to repurchase up to $100 million of our common stock. There were no share repurchases during the quarter ended June 30, 2015.

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

PITNEY BOWES INC.

Date:	August 5, 2015

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