Form 10-Q
period 2015-09-30
PITNEY BOWES INC /DE/
filed 2015-11-06
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

As of November 3, 2015, 197,050,227 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Equipment sales	$163,857	$177,458	$495,328	$558,032
Supplies	71,174	72,548	215,178	228,349
Software	97,700	112,271	283,241	312,891
Rentals	108,420	119,047	333,729	365,069
Financing	99,925	107,835	306,992	325,529
Support services	136,820	154,321	415,615	470,763
Business services	191,645	198,164	591,030	576,958
Total revenue	869,541	941,644	2,641,113	2,837,591
Costs and expenses:
Cost of equipment sales	78,650	90,984	232,706	262,336
Cost of supplies	21,629	22,470	65,912	70,129
Cost of software	27,219	29,775	85,584	93,423
Cost of rentals	21,423	23,636	63,127	74,273
Financing interest expense	17,533	19,667	54,171	59,733
Cost of support services	79,747	92,500	244,853	288,203
Cost of business services	130,004	142,512	405,559	406,472
Selling, general and administrative	309,211	341,738	939,318	1,031,497
Research and development	29,153	26,060	83,693	80,901
Restructuring charges and asset impairments, net	36	4,526	14,305	22,666
Interest expense, net	20,165	22,158	65,200	67,704
Other (income) expense, net	(1,781)	(15,919)	(94,916)	45,738
Total costs and expenses	732,989	800,107	2,159,512	2,503,075
Income from continuing operations before income taxes	136,552	141,537	481,601	334,516
Provision for income taxes	42,676	25,310	145,574	79,681
Income from continuing operations	93,876	116,227	336,027	254,835
Income (loss) from discontinued operations, net of tax	—	20,655	(582)	30,173
Net income	93,876	136,882	335,445	285,008
Less: Preferred stock dividends attributable to noncontrolling interests	4,594	4,593	13,781	13,781
Net income attributable to Pitney Bowes Inc.	$89,282	$132,289	$321,664	$271,227
Amounts attributable to common stockholders:
Net income from continuing operations	$89,282	$111,634	$322,246	$241,054
Income (loss) from discontinued operations, net of tax	—	20,655	(582)	30,173
Net income attributable to Pitney Bowes Inc.	$89,282	$132,289	$321,664	$271,227
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$0.45	$0.55	$1.60	$1.19
Discontinued operations	—	0.10	—	0.15
Net income attributable to Pitney Bowes Inc.	$0.45	$0.65	$1.60	$1.34
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$0.44	$0.55	$1.60	$1.18
Discontinued operations	—	0.10	—	0.15
Net income attributable to Pitney Bowes Inc.	$0.44	$0.65	$1.59	$1.33

Dividends declared per share of common stock	$0.1875	$0.1875	$0.5625	$0.5625

(1) The sum of earnings per share amounts may not equal the totals due to rounding.
See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$93,876	$136,882	$335,445	$285,008
Less: Preferred stock dividends attributable to noncontrolling interests	4,594	4,593	13,781	13,781
Net income attributable to Pitney Bowes Inc.	89,282	132,289	321,664	271,227
Other comprehensive income (loss), net of tax:
Foreign currency translations	(17,131)	(61,809)	(76,153)	(64,011)
Net unrealized gain on cash flow hedges, net of tax of $79, $420, $219 and $925, respectively	119	658	335	1,448
Net unrealized gain (loss) on investment securities, net of tax of $721, $(546), $(142) and $1,908, respectively	1,231	(933)	(242)	3,262
Amortization of pension and postretirement costs, net of tax of $4,219, $3,355, $12,001 and $10,609, respectively	7,435	6,694	21,364	19,116
Other comprehensive loss, net of tax	(8,346)	(55,390)	(54,696)	(40,185)
Comprehensive income attributable to Pitney Bowes Inc.	$80,936	$76,899	$266,968	$231,042

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$715,976	$1,079,145
Short-term investments	34,318	32,121
Accounts receivable (net of allowance of $12,680 and $10,742, respectively)	399,124	437,275
Short-term finance receivables (net of allowance of $16,143 and $19,108, respectively)	940,624	1,000,304
Inventories	103,195	84,827
Current income taxes	33,057	40,542
Other current assets and prepayments	71,454	57,173
Assets held for sale	—	52,271
Total current assets	2,297,748	2,783,658
Property, plant and equipment, net	317,005	285,091
Rental property and equipment, net	188,485	200,380
Long-term finance receivables (net of allowance of $6,551 and $9,002, respectively)	768,139	819,721
Goodwill	1,753,888	1,672,721
Intangible assets, net	192,318	82,173
Non-current income taxes	70,731	96,377
Other assets	553,467	569,110
Total assets	$6,141,781	$6,509,231

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,379,337	$1,572,971
Current income taxes	79,689	90,167
Current portion of long-term debt and notes payable	521,091	324,879
Advance billings	353,467	386,846
Total current liabilities	2,333,584	2,374,863
Deferred taxes on income	131,416	64,839
Tax uncertainties and other income tax liabilities	94,822	86,127
Long-term debt	2,471,055	2,927,127
Other non-current liabilities	672,507	682,646
Total liabilities	5,703,384	6,135,602

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 15)

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	1	1
Cumulative preference stock, no par value, $2.12 convertible	519	548
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	156,195	178,852
Retained earnings	5,106,214	4,897,708
Accumulated other comprehensive loss	(900,852)	(846,156)
Treasury stock, at cost (126,300,691 and 122,309,948 shares, respectively)	(4,543,388)	(4,477,032)
Total stockholders’ equity	142,027	77,259
Total liabilities, noncontrolling interests and stockholders’ equity	$6,141,781	$6,509,231

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$335,445	$285,008
Restructuring payments	(46,056)	(42,151)
Tax payments related to other investments	(20,602)	(53,738)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of businesses	(109,069)	(29,104)
Depreciation and amortization	127,486	143,360
Stock-based compensation	14,921	12,658
Restructuring charges and asset impairments, net	14,305	21,572
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Decrease in accounts receivable	27,100	68,140
Decrease in finance receivables	92,684	107,027
(Increase) decrease in inventories	(20,850)	854
Increase in other current assets and prepayments	(16,854)	(30,914)
Decrease in accounts payable and accrued liabilities	(138,481)	(120,329)
Increase in current and non-current income taxes	68,894	24,218
Decrease in advance billings	(535)	(15,793)
Other, net	22,327	26,624
Net cash provided by operating activities	350,715	397,432
Cash flows from investing activities:
Purchases of available-for-sale securities	(142,563)	(644,396)
Proceeds from sales/maturities of available-for-sale securities	149,436	601,296
Capital expenditures	(129,643)	(121,270)
Proceeds from sale of former corporate world headquarters building	38,640	—
Acquisition of businesses, net of cash acquired	(387,391)	—
Divestiture of businesses, net of cash transferred	290,543	101,179
Change in reserve account deposits	(25,630)	(15,919)
Other investing activities	2,911	(2,539)
Net cash used in investing activities	(203,697)	(81,649)
Cash flows from financing activities:
Proceeds from the issuance of debt, net of fees and discounts of $7,475 in 2014	950	492,525
Principal payments of long-term debt	(404,952)	(599,850)
Increase in notes payable, net	150,000	—
Dividends paid to stockholders	(113,158)	(113,963)
Proceeds from the issuance of common stock under employee stock-based compensation plans	4,531	5,869
Purchase of subsidiary shares from noncontrolling interest	—	(7,718)
Common stock repurchases	(100,000)	(50,003)
Dividends paid to noncontrolling interests	(9,188)	(9,188)
Net cash used in financing activities	(471,817)	(282,328)
Effect of exchange rate changes on cash and cash equivalents	(38,370)	(17,585)
(Decrease) increase in cash and cash equivalents	(363,169)	15,870
Cash and cash equivalents at beginning of period	1,079,145	907,806
Cash and cash equivalents at end of period	$715,976	$923,676
Cash interest paid	$146,838	$161,628
Cash income tax payments, net of refunds	$95,770	$116,682
See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

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
During the second quarter, we determined that at December 31, 2014, certain customer deposits within current liabilities should have been classified as a current asset and certain customer deposits within current liabilities should have been classified as a non-current liability. Accordingly, the Condensed Consolidated Balance Sheet at December 31, 2014 has been revised by increasing accounts receivable, accounts payable and accrued liabilities, and other non-current liabilities by $23 million, $14 million and $9 million, respectively. This revision was not material to any of our previously issued financial statements. Previously issued financial statements will be revised to reflect this revision in future filings.

In the fourth quarter of 2014, we noted that certain purchases and sales of available-for-sale securities were reported net in our Condensed Consolidated Statements of Cash Flows. Accordingly, the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 has been revised by increasing purchases of available-for-sale securities and proceeds from sales/maturities of available-for-sale securities by $422 million. This revision did not have any impact on the reported net cash flow from investing activities or overall change in cash in any of our previously issued financial statements.

These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2014 (2014 Annual Report).
New Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. Consistent with existing guidance, the new guidance requires an acquirer to disclose the nature and amount of measurement period adjustments. The ASU should be applied prospectively to measurement period adjustments that occur after the effective date. The ASU is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We do not believe this standard will have a significant impact on our consolidated financial statements or disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost and net realizable value (estimated selling price less reasonably predictable costs of completion, disposal and transportation). Prior to this guidance, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value of inventory, less a normal profit margin). Inventory measured using LIFO is not impacted by the new guidance. The ASU is effective for fiscal years beginning after December 15, 2016 and interim periods therein. Early adoption is permitted. We do not believe this standard will have a significant impact on our consolidated financial statements or disclosures.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on fees paid by an entity in a cloud computing arrangement and whether an arrangement includes a license to the underlying software. This standard is effective for fiscal periods beginning after December 15, 2015. Early adoption is permitted. We are currently assessing the impact this standard will have on our consolidated financial statements and disclosures.

In April 2015, the FASB issued Accounting Standard Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This standard is

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

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

2. Segment Information
As a result of the acquisition of Borderfree, Inc. (Borderfree) and the sale of Imagitas (see Note 3), we realigned our segment reporting to conform to the way we now manage our segments and recast prior period amounts to conform to the current year presentation. Our business continues to be organized around three distinct sets of solutions – Small and Medium Business (SMB) Solutions, Enterprise Business Solutions and Digital Commerce Solutions (DCS). Under the new segment reporting, there are no changes to SMB Solutions or Enterprise Business Solutions; however, within DCS, we now report Software Solutions and Global Ecommerce as reportable segments. The Other segment is comprised of our Marketing Services business, Imagitas, which was sold in May 2015. Imagitas was previously reported in DCS. The principal products and services of each of our reportable segments are as follows:

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
Global Ecommerce: Includes the worldwide revenue and related expenses from global ecommerce and shipping solutions.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

Revenue and EBIT by business segment is presented below:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
North America Mailing	$353,159	$363,285	$1,071,824	$1,115,507
International Mailing	104,615	132,291	331,398	438,819
Small & Medium Business Solutions	457,774	495,576	1,403,222	1,554,326
Production Mail	101,646	113,497	298,880	330,469
Presort Services	115,912	111,434	351,365	339,205
Enterprise Business Solutions	217,558	224,931	650,245	669,674
Software Solutions	97,638	112,006	282,916	312,200
Global Ecommerce	96,571	71,870	249,923	204,399
Digital Commerce Solutions	194,209	183,876	532,839	516,599
Other	—	37,261	54,807	96,992
Total revenue	$869,541	$941,644	$2,641,113	$2,837,591

	EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
North America Mailing	$159,319	$159,638	$482,376	$476,757
International Mailing	10,739	16,079	36,585	67,347
Small & Medium Business Solutions	170,058	175,717	518,961	544,104
Production Mail	12,401	9,570	31,461	27,865
Presort Services	25,908	21,927	76,946	68,235
Enterprise Business Solutions	38,309	31,497	108,407	96,100
Software Solutions	14,613	18,921	34,904	30,620
Global Ecommerce	(1,240)	(676)	9,962	9,100
Digital Commerce Solutions	13,373	18,245	44,866	39,720
Other	—	7,980	10,569	13,965
Total EBIT	221,740	233,439	682,803	693,889
Reconciling items:
Interest, net	(37,698)	(41,825)	(119,371)	(127,437)
Unallocated corporate expenses	(49,235)	(61,470)	(151,959)	(163,532)
Restructuring charges and asset impairments, net	(36)	(4,526)	(14,305)	(22,666)
Acquisition-related compensation expense	—	—	(10,483)	—
Other income (expense), net	1,781	15,919	94,916	(45,738)
Income from continuing operations before income taxes	$136,552	$141,537	$481,601	$334,516

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

3. Business Combinations and Divestiture
Business Combinations
Borderfree
On June 10, 2015, we acquired 100% of the outstanding shares of Borderfree. Borderfree provides cross-border ecommerce solutions through a proprietary technology and services platform that enables retailers to transact with consumers around the world. Borderfree is reported within our Global Ecommerce segment (see Note 2). The purchase price was $381 million, net of $92 million of cash acquired. In addition, we also paid $10 million for the accelerated vesting and settlement of Borderfree stock-based compensation awards and $8 million of transaction costs. The $10 million of expense related to Borderfree stock-based compensation awards was recognized as selling, general and administrative expenses and the $8 million of transaction costs was recognized within other (income) expense, net in the Condensed Consolidated Statements of Income.

The preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed was as follows:

Accounts receivable	$13,860
Fixed assets	7,329
Goodwill	299,966
Intangible assets	137,500
Accounts payable and other current liabilities	(35,693)
Deferred taxes, net	(40,836)
Other assets and liabilities, net	(677)
$381,449
Goodwill represents the excess of the purchase price over the fair values of assets acquired and liabilities assumed. Goodwill is primarily attributable to expected growth opportunities, synergies and other benefits that we believe will result from combining the operations of Borderfree with our operations. Goodwill is not deductible for tax purposes.

Intangible assets acquired consisted of the following:

	Value	Amortization period
Customer Relationships	$116,200	10 years
Developed Technology	12,600	5 years
Trade Names	8,700	5 years
	$137,500

The allocation of the purchase price to the fair values of assets acquired and liabilities assumed may be subject to further adjustments as we obtain additional information during the measurement period, which will not exceed 12 months from the acquisition date.

The results of operations of Borderfree are included in our consolidated results from the date of acquisition. Our consolidated operating results for the three and nine months ended September 30, 2015 include revenue of $25 million and $31 million, respectively. On a supplemental pro forma basis, had we acquired Borderfree on January 1, 2014, our revenues would have been $47 million higher for the nine months ended September 30, 2015 and $31 million and $89 million higher for the three and nine months ended September 30, 2014, respectively. The impact on our earnings would not have been material.

Real Time Content, Inc.
On May 1, 2015, we acquired Real Time Content, Inc. (RTC) for $6 million, net of cash acquired. RTC provides technology that enables clients to provide personalized interactive video communications to their customers. RTC is reported within our Software Solutions segment.

Divestiture
On May 29, 2015, we sold Imagitas, for net proceeds of $292 million and recognized a pre-tax gain of $111 million, which was reported within other (income) expense, net in the Condensed Consolidated Statements of Income.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

4. Discontinued Operations and Assets Held For Sale
Discontinued Operations
Loss from discontinued operations, net of tax for the nine months ended September 30, 2015 consisted of post-closing adjustments in connection with the sale of our Management Services business in 2014.
The table below shows selected financial information for discontinued operations for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$—	$—	$—	$—	$—

Income from operations before taxes	$(858)	$—	$—	$(297)	$(1,155)
Gain (loss) on sale	2,971	—	—	(19)	2,952
Income (loss) before taxes	2,113	—	—	(316)	1,797
Tax (benefit) provision	(5,149)	—	—	85	(5,064)
Net income (loss)	$7,262	$—	$—	$(401)	$6,861
Capital Services, net of tax					13,794
Income from discontinued operations					$20,655

	Nine Months Ended September 30, 2014
	PBMS	IMS	Nordic furniture business	DIS	Total
Revenue	$—	$—	$—	$19,858	$19,858

(Loss) income before taxes	$(524)	$308	$345	$3,132	$3,261
Gain on sale	3,101	1,994	—	25,179	30,274
Income before taxes	2,577	2,302	345	28,311	33,535
Tax (benefit) provision	(4,953)	851	97	21,161	17,156
Net income	$7,530	$1,451	$248	$7,150	$16,379
Capital Services, net of tax					13,794
Income from discontinued operations					$30,173

Assets Held for Sale
Assets held for sale at December 31, 2014 included the fair value of our former corporate headquarters building and the value of a lease portfolio. The lease portfolio was sold in January 2015 and the corporate headquarters building was sold in June 2015 (see Note 10 for further details).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

5. Earnings per Share
The calculations of basic and diluted earnings per share are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income from continuing operations	$89,282	$111,634	$322,246	$241,054
Income (loss) from discontinued operations, net of tax	—	20,655	(582)	30,173
Net income - Pitney Bowes Inc. (numerator for diluted EPS)	89,282	132,289	321,664	271,227
Less: Preference stock dividend	10	11	31	33
Income attributable to common stockholders (numerator for basic EPS)	$89,272	$132,278	$321,633	$271,194
Denominator:
Weighted-average shares used in basic EPS	199,874	202,057	200,825	202,288
Effect of dilutive shares:
Conversion of Preferred stock and Preference stock	318	343	326	347
Employee stock plans	825	1,569	734	1,325
Weighted-average shares used in diluted EPS	201,017	203,969	201,885	203,960
Basic earnings per share (1):
Continuing operations	$0.45	$0.55	$1.60	$1.19
Discontinued operations	—	0.10	—	0.15
Net income	$0.45	$0.65	$1.60	$1.34
Diluted earnings per share (1):
Continuing operations	$0.44	$0.55	$1.60	$1.18
Discontinued operations	—	0.10	—	0.15
Net income	$0.44	$0.65	$1.59	$1.33
Anti-dilutive shares not used in calculating diluted weighted-average shares:	7,934	6,009	8,609	7,394
(1) The sum of earnings per share amounts may not equal the totals due to rounding.

6. Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and on the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Raw materials and work in process	$40,410	$37,175
Supplies and service parts	45,950	33,760
Finished products	30,191	26,992
Inventory at FIFO cost	116,551	97,927
Excess of FIFO cost over LIFO cost	(13,356)	(13,100)
Total inventory, net	$103,195	$84,827

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

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
Finance receivables at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,219,242	$318,369	$1,537,611	$1,286,624	$366,669	$1,653,293
Unguaranteed residual values	100,210	16,319	116,529	105,205	18,291	123,496
Unearned income	(255,747)	(70,496)	(326,243)	(270,196)	(83,110)	(353,306)
Allowance for credit losses	(7,531)	(3,660)	(11,191)	(10,281)	(5,129)	(15,410)
Net investment in sales-type lease receivables	1,056,174	260,532	1,316,706	1,111,352	296,721	1,408,073
Loan receivables
Loan receivables	355,106	48,454	403,560	376,987	47,665	424,652
Allowance for credit losses	(9,853)	(1,650)	(11,503)	(10,912)	(1,788)	(12,700)
Net investment in loan receivables	345,253	46,804	392,057	366,075	45,877	411,952
Net investment in finance receivables	$1,401,427	$307,336	$1,708,763	$1,477,427	$342,598	$1,820,025

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

Activity in the allowance for credit losses for the nine months ended September 30, 2015 and 2014 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2015	$10,281	$5,129	$10,912	$1,788	$28,110
Amounts charged to expense	802	183	6,171	867	8,023
Write-offs and other	(3,552)	(1,652)	(7,230)	(1,005)	(13,439)
Balance at September 30, 2015	$7,531	$3,660	$9,853	$1,650	$22,694

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2014	$14,165	$9,703	$11,165	$1,916	$36,949
Amounts charged to expense	3,232	35	7,759	1,366	12,392
Write-offs and other	(4,491)	(4,252)	(7,980)	(1,381)	(18,104)
Balance at September 30, 2014	$12,906	$5,486	$10,944	$1,901	$31,237

Aging of Receivables
The aging of gross finance receivables at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 30 days	$1,153,935	$301,527	$340,106	$46,409	$1,841,977
31 - 60 days	26,887	5,635	8,565	1,167	42,254
61 - 90 days	19,165	3,543	2,978	370	26,056
> 90 days	19,255	7,664	3,457	508	30,884
Total	$1,219,242	$318,369	$355,106	$48,454	$1,941,171
Past due amounts > 90 days
Still accruing interest	$5,356	$2,258	$—	$—	$7,614
Not accruing interest	13,899	5,406	3,457	508	23,270
Total	$19,255	$7,664	$3,457	$508	$30,884

	December 31, 2014
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 30 days	$1,217,623	$347,236	$359,672	$45,678	$1,970,209
31 - 60 days	23,242	6,207	9,245	1,201	39,895
61 - 90 days	24,198	4,494	3,498	413	32,603
> 90 days	21,561	8,732	4,572	373	35,238
Total	$1,286,624	$366,669	$376,987	$47,665	$2,077,945
Past due amounts > 90 days
Still accruing interest	$5,931	$2,517	$—	$—	$8,448
Not accruing interest	15,630	6,215	4,572	373	26,790
Total	$21,561	$8,732	$4,572	$373	$35,238

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

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
The table below shows the North America portfolio at September 30, 2015 and December 31, 2014 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

	September 30, 2015	December 31, 2014
Sales-type lease receivables
Low	$924,814	$936,979
Medium	207,186	230,799
High	39,595	45,202
Not Scored	47,647	73,644
Total	$1,219,242	$1,286,624
Loan receivables
Low	$248,542	$259,436
Medium	85,716	96,243
High	10,445	10,913
Not Scored	10,403	10,395
Total	$355,106	$376,987

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

8. Intangible Assets and Goodwill
Intangible Assets
Intangible assets consisted of the following:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$433,475	$(265,371)	$168,104	$337,438	$(263,121)	$74,317
Supplier relationships	—	—	—	29,000	(27,913)	1,087
Software & technology	150,373	(134,530)	15,843	160,825	(154,610)	6,215
Trademarks & other	35,548	(27,177)	8,371	33,079	(32,525)	554
Total intangible assets	$619,396	$(427,078)	$192,318	$560,342	$(478,169)	$82,173

Amortization expense was $11 million and $9 million for the three months ended September 30, 2015 and 2014, respectively, and $27 million and $26 million, for the nine months ended September 30, 2015 and 2014, respectively.

In 2015, we acquired certain intangible assets in connection with the acquisition of Borderfree (see Note 3). The change in supplier relationships is the result of the sale of Imagitas.

Future amortization expense for intangible assets as of September 30, 2015 was as follows:

Remaining for year ending December 31, 2015	$10,520
Year ending December 31, 2016	37,696
Year ending December 31, 2017	26,857
Year ending December 31, 2018	24,251
Year ending December 31, 2019	21,193
Thereafter	71,801
Total	$192,318
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.
Goodwill
The changes in the carrying value of goodwill for the nine months ended September 30, 2015 were as follows:

	December 31, 2014	Acquisitions	Divestiture	Foreign currency translation	September 30, 2015
North America Mailing	$309,448	$—	$—	$(10,241)	$299,207
International Mailing	162,146	—	—	(10,894)	151,252
Small & Medium Business Solutions	471,594	—	—	(21,135)	450,459
Production Mail	110,837	—	—	(3,621)	107,216
Presort Services	195,140	—	—	—	195,140
Enterprise Business Solutions	305,977	—	—	(3,621)	302,356
Software Solutions	677,008	5,792	—	(5,603)	677,197
Global Ecommerce	23,910	299,966	—	—	323,876
Digital Commerce Solutions	700,918	305,758	—	(5,603)	1,001,073
Other	194,232	—	(194,232)	—	—
Total goodwill	$1,672,721	$305,758	$(194,232)	$(30,359)	$1,753,888

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

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

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2015 and December 31, 2014. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy.

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$11,181	$289,062	$—	$300,243
Equity securities	—	23,376	—	23,376
Commingled fixed income securities	—	22,668	—	22,668
U.S. Government, federal agencies and municipalities	100,482	19,277	—	119,759
Corporate notes and bonds	—	67,128	—	67,128
Mortgage-backed / asset-backed securities	—	169,601	—	169,601
Derivatives
Foreign exchange contracts	—	2,056	—	2,056
Total assets	$111,663	$593,168	$—	$704,831
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(4,948)	$—	$(4,948)
Total liabilities	$—	$(4,948)	$—	$(4,948)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

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
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

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
Available-for-sale securities at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Government, federal agencies and municipalities	$118,152	$2,558	$(951)	$119,759
Corporate notes and bonds	66,537	1,235	(644)	67,128
Mortgage-backed / asset-backed securities	167,509	2,916	(824)	169,601
Total	$352,198	$6,709	$(2,419)	$356,488

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Government, federal agencies and municipalities	$135,839	$2,905	$(764)	$137,980
Corporate notes and bonds	66,170	1,569	(291)	67,448
Mortgage-backed / asset-backed securities	155,330	2,362	(1,078)	156,614
Total	$357,339	$6,836	$(2,133)	$362,042

At September 30, 2015, investment securities that were in a loss position for 12 or more continuous months had aggregate unrealized holding losses of $1 million and an estimated fair value of $35 million, and investment securities that were in a loss position for less than 12 continuous months had aggregate unrealized holding losses of $1 million and an estimated fair value of $145 million.

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

Scheduled maturities of available-for-sale securities at September 30, 2015 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$51,583	$51,641
After 1 year through 5 years	70,799	71,943
After 5 years through 10 years	55,666	56,919
After 10 years	174,150	175,985
Total	$352,198	$356,488
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
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

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
The fair value of derivative instruments at September 30, 2015 and December 31, 2014 was as follows:

Designation of Derivatives	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$245	$762
	Accounts payable and accrued liabilities:	(451)	—

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	1,811	624
	Accounts payable and accrued liabilities:	(4,497)	(2,988)

	Total derivative assets	$2,056	$1,386
	Total derivative liabilities	(4,948)	(2,988)
	Total net derivative liabilities	$(2,892)	$(1,602)

Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At September 30, 2015 and December 31, 2014, we had outstanding contracts associated with these anticipated transactions with notional amounts of $20 million and $18 million, respectively.

The amounts included in AOCL at September 30, 2015 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

The following represents the results of cash flow hedging relationships for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2015	2014		2015	2014
Foreign exchange contracts	$(140)	$959	Revenue	$211	$429
			Cost of sales	(41)	(42)
				$170	$387

	Nine Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2015	2014		2015	2014
Foreign exchange contracts	$614	$1,465	Revenue	$1,039	$1,009
			Cost of sales	544	(394)
				$1,583	$615
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at September 30, 2015 mature within 12 months.
The following represents the results of our non-designated derivative instruments for the three and nine months ended September 30, 2015 and 2014:

		Three Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2015	2014
Foreign exchange contracts	Selling, general and administrative expense	$2,138	$3,131

		Nine Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2015	2014
Foreign exchange contracts	Selling, general and administrative expense	$(1,437)	$(173)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At September 30, 2015, the maximum amount of collateral that we would have been required to post had the credit-risk-related contingent features been triggered was $5 million.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations. These inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Carrying value	$2,992,146	$3,252,006
Fair value	$3,136,917	$3,440,383

10. Restructuring Charges and Asset Impairment
Restructuring charges
The tables below show the activity in restructuring reserves for our Operational Excellence plan, implemented in 2014, and our other plans for the nine months ended September 30, 2015 and 2014 and includes amounts for both continuing operations and discontinued operations.

Operational Excellence	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2015	$78,105	$8,154	$86,259
Expenses, net (1)	9,961	(1,183)	8,778
Cash payments	(40,547)	(3,210)	(43,757)
Balance at September 30, 2015	$47,519	$3,761	$51,280

Balance at January 1, 2014	$42,427	$7,622	$50,049
Expenses, net (1)	22,534	4,436	26,970
Cash payments	(32,896)	(6,106)	(39,002)
Balance at September 30, 2014	$32,065	$5,952	$38,017

Other Plans	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2015	$3,731	$189	$3,920
Expenses, net	(765)	—	(765)
Cash payments	(2,161)	(138)	(2,299)
Balance at September 30, 2015	$805	$51	$856

Balance at January 1, 2014	$16,131	$392	$16,523
Expenses, net	(8,452)	—	(8,452)
Cash payments	(2,996)	(153)	(3,149)
Balance at September 30, 2014	$4,683	$239	$4,922
(1) See Note 12 for additional restructuring charge.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

The majority of the remaining restructuring reserves are expected to be paid over the next 12 to 24 months; however, due to certain international labor laws and long-term lease agreements, some payments will extend beyond 24 months. We expect to fund these payments from cash flows from operations.

Asset impairment
During the second quarter of 2015, we sold our world headquarters building for $39 million and recorded a loss on the sale of $5 million. The loss was recognized in restructuring charges and asset impairments, net in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2015.

11. Debt
At September 30, 2015 and December 31, 2014, total debt consisted of the following:

	Interest rate	September 30, 2015	December 31, 2014
Commercial paper	0.54%	$150,000	$—
Notes due March 2015	5.0%	—	274,879
Notes due January 2016	4.75%	370,914	370,914
Notes due September 2017	5.75%	385,109	385,109
Notes due March 2018	5.6%	250,000	250,000
Notes due May 2018	4.75%	350,000	350,000
Notes due March 2019	6.25%	300,000	300,000
Notes due November 2022	5.25%	110,000	110,000
Notes due March 2024	4.625%	500,000	500,000
Notes due January 2037	5.25%	115,041	115,041
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	—	130,000
Other debt		16,877	16,000
Principal amount		2,972,941	3,226,943
Less: unamortized discount		5,605	6,653
Plus: unamortized interest rate swap proceeds		24,810	31,716
Total debt		2,992,146	3,252,006
Less: current portion long-term debt		371,091	324,879
Less: Commercial paper		150,000	—
Long-term debt		$2,471,055	$2,927,127
Through the nine months ended September 30, 2015, we repaid the $275 million, 5.0% notes that matured in March and the $130 million term loans.
In October 2015, we announced that we will redeem the $110 million, 5.25% Notes in November 2015. These notes were scheduled to mature in November 2022.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

12. Pensions and Other Benefit Programs
The components of net periodic benefit cost (income) were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Service cost	$38	$1,241	$557	$898	$530	$632
Interest cost	18,581	19,415	6,099	7,219	2,086	2,509
Expected return on plan assets	(26,002)	(25,956)	(8,912)	(9,914)	—	—
Amortization of transition credit	—	—	(2)	(3)	—	—
Amortization of prior service cost (credit)	2	2	(16)	(15)	74	40
Amortization of net actuarial loss	7,327	6,470	1,482	2,093	1,704	1,462
Settlement / curtailment (1)	1,083	—	—	—	—	—
Net periodic benefit (income) cost	$1,029	$1,172	$(792)	$278	$4,394	$4,643

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Service cost	$114	$5,679	$1,677	$2,719	$1,849	$2,057
Interest cost	55,745	58,247	18,284	21,664	6,612	7,451
Expected return on plan assets	(78,004)	(77,868)	(26,686)	(29,719)	—	—
Amortization of transition credit	—	—	(7)	(8)	—	—
Amortization of prior service cost (credit)	6	6	(49)	(45)	222	120
Amortization of net actuarial loss	21,982	18,894	4,471	6,272	5,657	4,486
Settlement / curtailment (1)	1,083	3,371	—	—	—	—
Net periodic benefit (income) cost	$926	$8,329	$(2,310)	$883	$14,340	$14,114
(1) Included in restructuring charges and asset impairments, net in the Condensed Consolidated Statements of Income.
Through September 30, 2015 and September 30, 2014, contributions to our U.S. pension plans were $6 million and $15 million, respectively, and contributions to our foreign plans were $12 million and $14 million, respectively. Nonpension postretirement benefit plan contributions were $16 million and $17 million through September 30, 2015 and September 30, 2014, respectively.

13. Income Taxes
The effective tax rate for the three months ended September 30, 2015 and 2014 was 31.3% and 17.9%, respectively, and the effective tax rate for the nine months ended September 30, 2015 and 2014 was 30.2% and 23.8%, respectively. The effective tax rate for the nine months ended September 30, 2015 includes a $20 million benefit resulting from the disposition of Imagitas. The effective tax rate for the nine months ended September 30, 2014 includes a benefit of $22 million from the resolution of tax examinations.
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the U.S., other countries and local jurisdictions in which we have operations. The Internal Revenue Service examinations of tax years prior to 2011 are closed to audit. Other than the pending application of legal principles to specific issues arising in earlier years, only post-2010 Canadian tax years are subject to examination. Other significant tax filings subject to examination include various post-2005 U.S. state and local, post-2011 German, and U.K., post-2012 French tax filings. We have other less significant tax filings currently under examination or subject to examination.
14. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary of the Company, has 300,000 shares of outstanding perpetual voting preferred stock valued at $300 million held by certain institutional investors (PBIH Preferred Stock). The holders of PBIH Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the Company. The PBIH Preferred Stock is entitled to cumulative dividends at a rate of 6.125% through April 30, 2016. Commencing October 30, 2016, the PBIH Preferred Stock is redeemable, in whole or in part, at the option of PBIH. If the PBIH Preferred Stock is not redeemed in whole on October 30, 2016, the dividend rate increases 50% and will increase 50% every six months thereafter. No dividends were in arrears at September 30, 2015 or December 31, 2014.
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

We recently finalized the settlement with the Department of Justice relating to an investigation it had conducted regarding compliance with certain postal regulatory requirements in our Presort Services business without any admission of liability by the Company. There is no significant impact in the quarter as a result of this settlement.

16. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2015 and 2014 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2015	$1	$548	$323,338	$178,852	$4,897,708	$(846,156)	$(4,477,032)	$77,259
Net income	—	—	—	—	321,664	—	—	321,664
Other comprehensive loss	—	—	—	—	—	(54,696)	—	(54,696)
Dividends paid - Common stock	—	—	—	—	(113,127)	—	—	(113,127)
Dividends paid - Preference stock	—	—	—	—	(31)	—	—	(31)
Issuance of common stock	—	—	—	(36,946)	—	—	32,983	(3,963)
Conversion to common stock		(29)	—	(632)	—	—	661	—
Stock-based compensation expense	—	—	—	14,921	—	—	—	14,921
Repurchase of common stock	—	—	—	—	—	—	(100,000)	(100,000)
Balance at September 30, 2015	$1	$519	$323,338	$156,195	$5,106,214	$(900,852)	$(4,543,388)	$142,027

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2014	$4	$591	$323,338	$196,977	$4,715,564	$(574,556)	$(4,456,742)	$205,176
Net income	—	—	—	—	271,227	—	—	271,227
Other comprehensive loss	—	—	—	—	—	(40,185)	—	(40,185)
Dividends paid - Common stock	—	—	—	—	(113,883)	—	—	(113,883)
Dividends paid - Preference stock	—	—	—	—	(33)	—	—	(33)
Issuance of common stock	—	—	—	(26,591)	—	—	27,500	909
Conversion to common stock	(3)	(32)	—	(741)	—	—	776	—
Stock-based compensation expense	—	—	—	12,658	—	—	—	12,658
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(7,520)	—	—	—	(7,520)
Repurchase of common stock	—	—	—		—	—	(50,003)	(50,003)
Balance at September 30, 2014	$1	$559	$323,338	$174,783	$4,872,875	$(614,741)	$(4,478,469)	$278,346

17. Accumulated Other Comprehensive Loss

Reclassifications out of AOCL for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Amount Reclassified from AOCL (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gains (losses) on cash flow hedges
Revenue	$211	$429	$1,039	$1,009
Cost of sales	(41)	(42)	544	(394)
Interest expense, net	(507)	(507)	(1,521)	(1,521)
Total before tax	(337)	(120)	62	(906)
(Benefit) provision for income tax	(132)	(47)	15	(350)
Net of tax	$(205)	$(73)	$47	$(556)

Gains (losses) on available for sale securities
Interest expense, net	$1,085	$(249)	$1,043	$(1,101)
Provision (benefit) for income tax	401	(92)	385	(406)
Net of tax	$684	$(157)	$658	$(695)

Pension and Postretirement Benefit Plans (b)
Transition credit	$2	$3	$7	$8
Prior service costs	(60)	(27)	(179)	(81)
Actuarial losses	(11,596)	(10,025)	(33,193)	(29,652)
Total before tax	(11,654)	(10,049)	(33,365)	(29,725)
Benefit for income tax	(4,219)	(3,355)	(12,001)	(10,609)
Net of tax	$(7,435)	$(6,694)	$(21,364)	$(19,116)
(a)     Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

(b)
Reclassified from accumulated other comprehensive loss into selling, general and administrative expenses. These amounts are included in the computation of net periodic costs (see Note 12 for additional details).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share data)

Changes in AOCL for the nine months ended September 30, 2015 and 2014 were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2015	$(4,689)	$2,966	$(786,079)	$(58,354)	$(846,156)
Other comprehensive income (loss) before reclassifications (a)	382	416	—	(76,153)	(75,355)
Reclassifications into earnings (a), (b)	(47)	(658)	21,364	—	20,659
Net other comprehensive income (loss)	335	(242)	21,364	(76,153)	(54,696)
Balance at September 30, 2015	$(4,354)	$2,724	$(764,715)	$(134,507)	$(900,852)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2014	$(6,380)	$(1,769)	$(601,421)	$35,014	$(574,556)
Other comprehensive income (loss) before reclassifications (a)	892	2,567	—	(60,227)	(56,768)
Reclassifications into earnings (a), (b)	556	695	19,116	(3,784)	16,583
Net other comprehensive income (loss)	1,448	3,262	19,116	(64,011)	(40,185)
Balance at September 30, 2014	$(4,932)	$1,493	$(582,305)	$(28,997)	$(614,741)
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) in this Form 10-Q may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as “estimate”, “target”, “project”, “plan”, “believe”, “expect”, “assume”, “anticipate”, “intend”, and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	competitive factors, including pricing pressures, technological developments and introduction of new products and services by competitors

•	our success in developing and transitioning to more digital-based products and services and the market’s acceptance of these new products and services

•	the success of our investment in rebranding the Company to build the market awareness to create new demand for our businesses

•	our ability to gain product approval in new markets where regulatory approval is required

•	changes in postal or banking regulations

•	the continued availability and security of key information systems

•	our ability to successfully implement a new Enterprise Resource Planning (ERP) system without significant disruption to our existing operations

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
Overview
For the third quarter of 2015, revenue decreased 8% to $870 million compared to $942 million in the third quarter of 2014. Revenue for the quarter was negatively impacted by 4% due to foreign currency translation and less than 1% from the exit of non-core product lines in Norway and the transition in certain European countries to a dealer network in the third quarter of 2014 (Divested Businesses).

In the quarter, equipment sales declined 8%, support services declined 11%, software declined 13% and rentals revenue declined 9%. Excluding the impacts of foreign currency, equipment sales declined 3%, primarily due to continued weakness in our international markets due to difficult economic circumstances and productivity disruptions caused by the implementation of our go-to-market strategy in France.

Support services and rentals revenue each declined 6% due to fewer mailing machines in service and a shift by customers to lower cost, less featured mailing machines. Support services revenue was also impacted by lower maintenance contracts on production mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment. Software revenue declined 7% primarily due to a large North America licensing deal in the third quarter of 2014.

Net income and diluted earnings per share from continuing operations for the third quarter of 2015 were $89 million and $0.44, respectively, compared to $112 million and $0.55, respectively, in 2014. The decrease was driven primarily by the decline in revenue and a higher effective tax rate, partially offset by improving gross margins and lower selling, general and administrative expenses.

For the nine months ended September 30, 2015, we generated cash from operations of $351 million, received proceeds of $292 million from the sale of Imagitas and $39 million from the sale of our former corporate headquarters building and issued $150 million of commercial paper. We used cash of $387 million to acquire Borderfree and RTC, repay debt of $405 million, fund capital investments of $130 million, pay dividends of $122 million to our stockholders and noncontrolling interests and repurchase $100 million of our common stock. At September 30, 2015, cash and cash equivalents were $716 million compared to $1,079 million at December 31, 2014.

As a result of the acquisition of Borderfree and the sale of Imagitas, we realigned our segment reporting. Our business continues to be organized around three distinct sets of solutions – Small and Medium Business (SMB) Solutions, Enterprise Business Solutions and Digital Commerce Solutions (DCS). There were no changes to SMB Solutions or Enterprise Business Solutions. Within DCS, we now report Software Solutions and Global Ecommerce as reportable segments. Imagitas, previously included in DCS, is now reported in Other.

SMB Solutions revenue declined 8% primarily due to declines in our international mailing operations due to difficult economic circumstances and productivity disruptions. Currency translation had a 5% unfavorable impact on Small and Medium Business Solutions revenue. In North America Mailing, revenue was down 2% primarily due to the continuing decline in installed meters and shift by customers to less-featured, lower cost machines; however, the decline was partially offset by higher equipment sales and supplies revenue due to new product introductions and productivity improvements. Enterprise Business Solutions revenue decreased 3%, primarily due to a 2% unfavorable impact from currency translation and lower service revenue in Production Mail partially offset by increased volumes in Presort Services. DCS revenue increased 6% in the quarter primarily due to the acquisition of Borderfree and shipments from our U.K. outbound cross-border service facility, partially offset by lower software licensing revenue due to the inclusion of a large licensing deal in the third quarter of 2014.
Outlook
The U.S. dollar remains strong against other currencies and continues to adversely affect our reported revenues and profitability, both from a translation perspective as well as a competitive perspective, as the cost of our international competitors’ products and solutions improves relative to our products and solutions. The current strength of the dollar relative to other currencies is also affecting demand for U.S. goods sold to consumers in other countries through our global ecommerce operations.
Within SMB Solutions, the introduction of new solutions and services in North America is being well-received in the marketplace and we anticipate further stabilization in revenue. Internationally, the implementation of our go-to-market strategy is now complete in most of our major markets and we expect stabilizing trends in those markets. In France, we have been focused on the transition and training of a new sales organization, which is expected to improve productivity.

Within Enterprise Business Solutions, we expect continued revenue and profitability growth in Presort Services due to client expansion and higher processed mail volumes; however, we anticipate that Production Mail revenue growth will continue to be challenged by the uncertain macroeconomic environment in Europe and declining services revenue.

Within DCS, we anticipate increased demand in Software Solutions due to new product introductions and improved sales efficiencies and revenue growth in Global Ecommerce from the Borderfree business and continued demand for our shipping solutions driven by new client acquisitions and expanded services provided to existing clients.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% change	2015	2014	% change
Equipment sales	$163,857	$177,458	(8)%	$495,328	$558,032	(11)%
Supplies	71,174	72,548	(2)%	215,178	228,349	(6)%
Software	97,700	112,271	(13)%	283,241	312,891	(9)%
Rentals	108,420	119,047	(9)%	333,729	365,069	(9)%
Financing	99,925	107,835	(7)%	306,992	325,529	(6)%
Support services	136,820	154,321	(11)%	415,615	470,763	(12)%
Business services	191,645	198,164	(3)%	591,030	576,958	2%
Total revenue	$869,541	$941,644	(8)%	$2,641,113	$2,837,591	(7)%

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percentage of Revenue				Percentage of Revenue
	2015	2014	2015	2014	2015	2014	2015	2014
Cost of equipment sales	$78,650	$90,984	48.0%	51.3%	$232,706	$262,336	47.0%	47.0%
Cost of supplies	21,629	22,470	30.4%	31.0%	65,912	70,129	30.6%	30.7%
Cost of software	27,219	29,775	27.9%	26.5%	85,584	93,423	30.2%	29.9%
Cost of rentals	21,423	23,636	19.8%	19.9%	63,127	74,273	18.9%	20.3%
Financing interest expense	17,533	19,667	17.5%	18.2%	54,171	59,733	17.6%	18.3%
Cost of support services	79,747	92,500	58.3%	59.9%	244,853	288,203	58.9%	61.2%
Cost of business services	130,004	142,512	67.8%	71.9%	405,559	406,472	68.6%	70.5%
Total cost of revenue	$376,205	$421,544	43.3%	44.8%	$1,151,912	$1,254,569	43.6%	44.2%

Equipment sales
Equipment sales revenue decreased 8% in the quarter to $164 million and 11% in the year-to-date period to $495 million, compared to the prior year periods. Foreign currency translation adversely impacted equipment sales by 5% in the quarter and year-to-date period and the impact of Divested Businesses reduced equipment sales by less than 1% in the quarter and 1% in the year-to-date period. Excluding the impacts of foreign currency and Divested Businesses, equipment sales revenue declined 3% and 5% in the quarter and year-to-date period, respectively. Equipment sales in the quarter benefited from a 2% increase in sales of mailing equipment in North America due to new product offerings and productivity improvements. However, equipment sales were adversely impacted by lower mailing equipment sales internationally primarily due to difficult economic circumstances and productivity disruptions caused by the implementation of our go-to-market strategy in France and lower worldwide sales of production mail equipment. Equipment sales for the year-to-date period were impacted by a 3% decline in mailing equipment sales in North America due to the decline in the first half of the year primarily caused by declining mail volumes and the continuing trend of clients to extend existing leases rather than purchase new equipment and an 18% decline in mailing equipment sales internationally. Worldwide sales of production mailing equipment were flat as higher equipment sales in the United States were offset by declines in Europe and Asia-Pacific. Cost of equipment sales as a percentage of revenue for the quarter improved to 48.0% compared to 51.3% in the prior year quarter primarily due a favorable mix of mailing equipment sales and higher margin Production Mail equipment sales in North America. For the year-to-date period, cost of equipment sales as a percentage of revenue was flat compared to the prior year period at 47.0%.

Supplies
Supplies revenue decreased 2% in the quarter to $71 million and 6% in the year-to-date period to $215 million, compared to the prior year periods. Foreign currency translation adversely impacted supplies sales by 6% in the quarter and year-to-date period. Excluding the impact of foreign currency, supplies sales increased 4% due to productivity improvements and pricing actions in our North America Mailing business and higher sales of supplies for production printers sold in 2014. Cost of supplies as a percentage of revenue for the quarter improved to 30.4% compared to 31.0% in the prior year quarter primarily due to a greater mix of higher margin core supplies sales. For the year-to-date period, cost of supplies sales as a percentage of revenue was relatively unchanged at 30.6% compared to the prior year period.

Software
Software revenue decreased 13% in the quarter to $98 million and 9% in the year-to-date period to $283 million, compared to the prior year periods. Foreign currency translation adversely impacted software revenue by 6% in the quarter and year-to-date period. Excluding the impact of foreign currency, worldwide licensing revenue declined 14% in the quarter and 5% in the year-to-date period as the third quarter and year-to-date 2014 periods included revenue from a large licensing deal. Excluding the impact of the large licensing deal in 2014, worldwide licensing revenue increased 34% in the quarter and 11% in the year-to-date period. The underlying strong performance for the quarter was driven by an 83% increase in Europe, a 46% increase in Asia Pacific and 9% increase in North America. The underlying increase in year-to-date worldwide licensing revenue was driven primarily by a 15% increase in North America and 10% increase in Europe. Cost of software as a percentage of revenue for the quarter and year-to-date period increased to 27.9% and 30.2% compared to the prior year periods primarily due to the decline in high-margin licensing revenue.

Rentals
Rentals revenue decreased 9% in the quarter and year-to-date period to $108 million and $334 million, respectively, compared to the prior year periods. Foreign currency translation adversely impacted rentals revenue 3% in the quarter and year-to-date period. Excluding the impact of foreign currency, rentals revenue declined 6% in the quarter and year-to-date period primarily due to the continuing decline in the number of installed meters and a shift by customers to less-featured, lower cost machines. Cost of rentals as a percentage of revenue was relatively unchanged at 19.8% for the quarter compared to 19.9% in the prior year quarter and improved to 18.9% compared to 20.3% for the year-to-date period, primarily due to lower depreciation.

Financing
Financing revenue decreased 7% in the quarter to $100 million and 6% in the year-to-date period to $307 million, compared to the prior year periods. Foreign currency translation accounted for 3% of the decrease in the quarter and the year-to-date period and lower equipment sales in prior periods and a declining lease portfolio accounted for the remaining decrease in the quarter and year-to-date period. We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume a 10:1 debt to equity leverage ratio and apply our overall effective interest rate to the average outstanding finance receivables. Due to lower equipment sales in prior periods, average outstanding finance receivables declined. As a result, financing interest expense declined 11% and 9% in the quarter and year to date period, respectively, compared to the prior year periods. Financing interest expense as a percentage of revenue improved to 17.5% and 17.6% for the quarter and year-to-date period, respectively.

Support Services
Support services revenue decreased 11% in the quarter to $137 million and 12% in the year-to-date period to $416 million, respectively, compared to the prior year periods. Foreign currency translation adversely impacted support services revenue by 5% in the quarter and year-to-date period and the impact of Divested Businesses reduced support services revenue by 1% in the quarter and 3% in the year-to-date period. Excluding the impacts of foreign currency and Divested Businesses, the decrease in support services revenue was primarily due to a decline in the number of mailing machines in service, a shift to less-featured, lower cost machines, and lower maintenance revenue on production mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment. Cost of support services as a percentage of revenue for the quarter and year-to-date period decreased to 58.3% and 58.9%, compared to the prior year periods primarily due to expense reductions and productivity initiatives.

Business Services
Business services revenue decreased 3% in the quarter and increased 2% in the year-to-date period to $192 million and $591 million, respectively, compared to the prior year periods. Business services revenue for 2015 was impacted by the sale of Imagitas in May 2015 and the acquisition of Borderfree in June 2015. Excluding the impacts of these transactions, business services revenue increased 4% and 5% in the quarter and year-to-date period, respectively. Higher volumes of mail processed in Presort Services increased business services revenue 2% in both the quarter and year-to-date period and additional volumes of packages shipped from our U.K. outbound cross-border service facility increased business services revenue 4% in both the quarter and year-to-date period. Cost of business services as a percentage of revenue improved in the quarter and year-to-date period to 67.8% and 68.6%, respectively, primarily due to operational efficiencies in Presort Services and higher revenue.

Selling, general and administrative (SG&A)
SG&A expense decreased 10% in the quarter and 9% in the year-to-date period to $309 million and $939 million, respectively, compared to the prior year periods. SG&A expense for the quarter includes increased spending of $6 million related to the launch in early October of our ERP system in Canada and additional amortization expense of $4 million related to the acquisition of Borderfree. SG&A expense for the year-to-date period includes a one-time compensation charge of $10 million for the accelerated vesting and settlement of Borderfree stock-based compensation awards and additional amortization expense of $5 million related to the acquisition of Borderfree. The overall decrease in SG&A expense in the quarter and year-to-date period is primarily due to our focus on operational excellence and the benefits of productivity and cost-cutting initiatives. Foreign currency translation also reduced SG&A expenses by 4% in the quarter and year-to-date period.

Restructuring charges and asset impairments, net
See Note 10 to the Condensed Consolidated Financial Statements.

Other (income) expense, net
Other (income) expense, net for the nine months ended September 30, 2015 primarily includes the gain on the sale of Imagitas, transaction costs incurred in connection with the acquisitions of Borderfree and RTC (see Note 3 to the Condensed Consolidated Financial Statements) and a charge associated with the settlement of a legal matter (see Note 15 to the Condensed Consolidated Financial Statements).
Other (income) expense, net for the three months ended September 30, 2014 includes an indemnity received in connection with an agreement related to a partnership investment. Other (income) expense, net for the nine months ended September 30, 2014 also includes costs associated with the early redemption of debt. See Liquidity and Capital Resources - Financings and Capitalization for further information.

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
Global Ecommerce: Includes the worldwide revenue and related expenses from shipping and global ecommerce solutions.

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

Revenue and EBIT for the three and nine months ended September 30, 2015 and 2014 by reportable segment are presented below.

	Revenue
	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% change	2015	2014	% change
North America Mailing	$353,159	$363,285	(3)%	$1,071,824	$1,115,507	(4)%
International Mailing	104,615	132,291	(21)%	331,398	438,819	(24)%
Small & Medium Business Solutions	457,774	495,576	(8)%	1,403,222	1,554,326	(10)%
Production Mail	101,646	113,497	(10)%	298,880	330,469	(10)%
Presort Services	115,912	111,434	4%	351,365	339,205	4%
Enterprise Business Solutions	217,558	224,931	(3)%	650,245	669,674	(3)%
Software Solutions	97,638	112,006	(13)%	282,916	312,200	(9)%
Global Ecommerce	96,571	71,870	34%	249,923	204,399	22%
Digital Commerce Solutions	194,209	183,876	6%	532,839	516,599	3%
Other	—	37,261	(100)%	54,807	96,992	(43)%
Total revenue	$869,541	$941,644	(8)%	$2,641,113	$2,837,591	(7)%

	EBIT
	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% change	2015	2014	% change
North America Mailing	$159,319	$159,638	—%	$482,376	$476,757	1%
International Mailing	10,739	16,079	(33)%	36,585	67,347	(46)%
Small & Medium Business Solutions	170,058	175,717	(3)%	518,961	544,104	(5)%
Production Mail	12,401	9,570	30%	31,461	27,865	13%
Presort Services	25,908	21,927	18%	76,946	68,235	13%
Enterprise Business Solutions	38,309	31,497	22%	108,407	96,100	13%
Software Solutions	14,613	18,921	(23)%	34,904	30,620	14%
Global Ecommerce	(1,240)	(676)	(83)%	9,962	9,100	9%
Digital Commerce Solutions	13,373	18,245	(27)%	44,866	39,720	13%
Other	—	7,980	(100)%	10,569	13,965	(24)%
Total segment EBIT	$221,740	$233,439	(5)%	$682,803	$693,889	(2)%
Small & Medium Business Solutions
North America Mailing
North America Mailing revenue decreased 3% in the quarter to $353 million compared to the prior year period. Foreign currency translation had a 1% unfavorable impact on revenue. Excluding the impact of foreign currency, equipment sales and supplies revenue increased 3% and 8%, respectively primarily due to new product offerings and productivity improvements. These increases were offset by a 6% decline in rentals revenue and a 5% decline in support services revenue due to the continuing decline in installed meters and shift by customers to less-featured, lower cost machines. Financing revenue also declined 3% in the quarter primarily due to declining equipment sales in prior periods.

For the year-to-date period, revenue declined 4% to $1,072 million. Foreign currency translation had a 1% unfavorable impact on revenue. Excluding the impact of foreign currency, rentals revenue and support services revenue decreased 5% and 6%, respectively, due to the continuing decline in installed meters and shift by customers to less-featured, lower cost machines. Equipment sales decreased 3% primarily due to the decline in the first half of the year caused by declining mail volumes and the continuing trend of clients to extend existing leases rather than purchasing new equipment. Partially offsetting these declines was a 1% increase in supplies sales due to productivity improvements and pricing actions.

Despite the decline in revenue, EBIT was flat in the quarter and increased 1% in the year-to-date period, compared to the prior year periods, primarily due to the benefits of productivity improvements, cost reduction initiatives and a favorable product mix.

International Mailing
International Mailing revenue decreased 21% in the quarter to $105 million and 24% in the year-to-date period to $331 million compared to the prior year periods. Foreign currency translation adversely impacted revenue by 12% and 13% in the quarter and year-to-date period, respectively, and the impact of Divested Businesses adversely impacted revenue by 2% and 4% in the quarter and year-to-date period, respectively. Excluding the impacts of foreign currency and Divested Businesses, revenue decreased 7% in both the quarter and year-to-date period. International Mailing results have been adversely impacted throughout the year by difficult economic circumstances in many of our international markets and productivity disruptions caused by the implementation of our go-to-market strategy in certain European markets.

EBIT decreased 33% in the quarter and 46% in the year-to-date period to $11 million and $37 million, respectively, compared to the prior year periods, primarily due to the decline in revenue and reduced margins due to productivity disruptions and incremental costs of transitioning the sales organization in France. Foreign currency translation unfavorably impacted EBIT by 10% in the quarter and 11% in the year-to-date period.

Enterprise Business Solutions
Production Mail
Production Mail revenue decreased 10% in the quarter and year-to-date period to $102 million and $299 million, respectively, compared to the prior year periods. Revenue for the quarter and year-to-date period was unfavorably impacted by 5% from foreign currency translation and by 1% from Divested Businesses. Excluding the impacts of foreign currency and Divested Businesses, support services revenue declined 7% in the quarter and 6% in the year-to-date period as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment. Equipment sales for the quarter declined 4% primarily due to installations of high-speed production printers in the third quarter of 2014. On a year-to-date basis, equipment sales were flat compared to the prior year as higher sales in the United States were offset by lower sales in Europe and Asia-Pacific. Despite the decline in revenue, EBIT increased 30% in the quarter and 13% in the year-to-date period to $12 million and $31 million, respectively, compared to the prior year periods, primarily due to a higher margin product mix and ongoing cost reduction initiatives.

Presort Services
Presort Services revenue increased 4% in the quarter and year-to-date period to $116 million and $351 million, respectively, compared to the prior year periods, primarily due to increased volumes of mail processed. EBIT increased 18% in the quarter and 13% in the year-to-date period to $26 million and $77 million, respectively, compared to the prior year periods, primarily due to the increase in revenue and lower transportation costs.

Digital Commerce Solutions
Software Solutions
Software Solutions revenue decreased 13% in the quarter and 9% in the year-to-date period to $98 million and $283 million, respectively, compared to the prior year periods. Foreign currency translation unfavorably impacted revenue by 6% in the quarter and year-to-date period. Excluding the impact of foreign currency, worldwide licensing revenue declined 14% in the quarter and 5% in the year-to-date period as the third quarter and year-to-date 2014 periods included revenue from a large licensing deal. Excluding the impact of the large licensing deal in 2014, worldwide licensing revenue increased 34% in the quarter and 11% in the year-to-date period. The underlying strong performance for the quarter was driven by an 83% increase in Europe, a 46% increase in Asia Pacific and 9% increase in North America. The underlying increase in year-to-date worldwide licensing revenue was driven primarily by a 15% increase in North America and 10% increase in Europe.

EBIT in the quarter decreased 23% compared to the prior year quarter primarily due to lower high-margin licensing revenue. EBIT for the year-to-date period increased 14% as cost reductions, improved operational productivity and greater sales efficiencies more than offset the impact of lower high-margin licensing revenue.

Global Ecommerce
Global Ecommerce revenue increased 34% in the quarter and 22% in the year-to-date period to $97 million and $250 million, respectively, compared to the prior year periods. Excluding revenue from the Borderfree business, revenue was flat for the quarter and up 7% in the year-to-date period. The increase in year-to-date revenue was primarily due to volumes of packages shipped from our U.K. outbound cross-border service facility and higher shipping solutions revenue due to client growth. Volumes of packages shipped from our U.S. outbound cross-border service facility were lower than the prior year periods and continue to be pressured by a strong U.S. dollar.
EBIT decreased 83% in the quarter primarily due to incremental operating expenses related to the Borderfree acquisition, including $4 million of amortization expense, and continued investment in our cross-border technology and services. EBIT increased 9% for the year-to-date period primarily due to the recognition of $6 million of deferred cross-border delivery fees partially offset by incremental operating expenses related to the Borderfree acquisition, including $5 million of amortization expense, and continued investment in our cross-border technology and services.

Other
Other includes our Marketing Services business which was sold in May 2015.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity under our commercial paper program will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends, strategic acquisitions and share repurchases. Cash and cash equivalents and short-term investments were $750 million at September 30, 2015 and $1,111 million at December 31, 2014. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash and cash equivalents held by our foreign subsidiaries were $521 million at September 30, 2015 and $470 million at December 31, 2014. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.
Cash Flow Summary
Changes in cash and cash equivalents for the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014	Change
Net cash provided by operating activities	$351	$397	$(46)
Net cash used in investing activities	(204)	(82)	(122)
Net cash used in financing activities	(472)	(282)	(190)
Effect of exchange rate changes on cash and cash equivalents	(38)	(17)	(21)
Change in cash and cash equivalents	$(363)	$16	$(379)
Cash flows from operations for the nine months ended September 30, 2015 decreased $46 million compared to the nine months ended September 30, 2014. The decrease was primarily due to lower collections of accounts receivable due to timing and amounts received in the prior year for transition services in connection with the sale of our Management Services business, higher payments of accounts payable and accrued liabilities primarily due to timing and higher inventory purchases, primarily for parts and supplies in the U.S. and U.K., partially offset by lower interest and tax payments.
Cash flows from investing activities for the nine months ended September 30, 2015 decreased $122 million compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we paid $387 million to acquire Borderfree and RTC and received proceeds of $292 million from the sale of Imagitas and $39 million from the sale of our former corporate headquarters building. During the nine months ended September 30, 2014, we received proceeds of $101 million from the sale of our DIS business.
Cash flows from financing activities for the nine months ended September 30, 2015 decreased $190 million compared to the nine months ended September 30, 2014 primarily due to higher debt reduction and share repurchases. During the nine months ended September 30, 2015, we reduced total debt by $254 million and repurchased $100 million of our common shares compared to a net debt reduction of $107 million and share repurchases of $50 million for nine months ended September 30, 2014.

Financings and Capitalization
We are a Well-Known Seasoned Issuer within the meaning of Rule 405 under the Securities Act, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is an important source of liquidity for us and a committed credit facility of $1 billion to support our commercial paper issuances. The credit facility expires in January 2020. We have not drawn upon the credit facility.
At September 30, 2015, there was $150 million of outstanding commercial paper borrowings with an effective interest rate of 0.54%. During the third quarter of 2015, the average daily amount of outstanding commercial paper borrowings was $69 million at a weighted-average interest rate of 0.52% and the maximum amount outstanding at any time during the quarter was $210 million. There were no commercial paper borrowings during the third quarter of 2014.
Through the nine months ended September 30, 2015, we repaid the $275 million, 5% notes that matured in March and the $130 million term loans. We recently announced that we will redeem in November 2015, the $110 million, 5.25% Notes scheduled to mature in November 2022.
Through the nine months ended September 30, 2014, we redeemed an aggregate $500 million of the 5.75% Notes due 2017 and the 5.25% Notes due 2037 through a cash tender offer (the 2014 Tender Offer). Holders who validly tendered their notes received the principal amount, all accrued and unpaid interest and a premium payment. We incurred expenses of $62 million, consisting of the call premium, the write-off of unamortized costs and bank transaction fees.
Through the nine months ended September 30, 2014, we also issued $500 million of 4.625% fixed rate 10-year notes. Net proceeds from the issuance were $493 million and were used to fund the 2014 Tender Offer.

Dividends and Share Repurchases
Through the nine months ended September 30, 2015, we paid dividends to our stockholders and noncontrolling interests of $113 million and $9 million, respectively. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends.

During the third quarter, we repurchased 4.9 million of our common shares for an aggregate cost of $100 million. We received authorization from the Board of Directors to repurchase up to an additional $100 million of our common stock.

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
Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal control over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act. In addition, no changes in internal control over financial reporting occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of September 30, 2015.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 15 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2014 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. During the third quarter, we repurchased 4.9 million shares of our common stock at an aggregate cost of $100 million. We received authorization from the Board of Directors to repurchase an additional $100 million of our common stock.

	Number of shares purchased	Average price paid per share	Number of shares purchased as part of a publicly announced plan	Approximate dollar value of shares that may be purchased under the plan (in thousands)
Beginning balance				$100,000
July 2015	143,000	$20.75	143,000	$97,039
August 2015	3,468,717	$20.45	3,468,717	$26,104
September 2015	1,298,879	$20.09	1,298,879	$100,000
	4,910,596	$20.36	4,910,596
Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
12	Computation of ratio of earnings to fixed charges	12
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	November 6, 2015

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