Form 10-K
period 2015-12-31
PITNEY BOWES INC /DE/
filed 2016-02-22
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015    Commission file number: 1-3579
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
Securities registered pursuant to Section 12(g) of the Act: 4% Convertible Cumulative Preferred Stock ($50 par value)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check marks whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $4.2 billion based on the closing sale price as reported on the New York Stock Exchange.
Number of shares of common stock, $1 par value, outstanding as of close of business on February 18, 2016: 191,560,676 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission (the Commission) no later than 120 days after our fiscal year end and to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 9, 2016, are incorporated by reference in Part III of this Form 10-K.

PITNEY BOWES INC.

PART I

Forward-Looking Statements
This Annual Report on Form 10-K (Annual Report) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as "estimate," "target," "project," "plan," "believe," "expect," "anticipate," "intend" and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	competitive factors, including pricing pressures, technological developments and introduction of new products and services by competitors

•
our success in developing new products and services, including digital-based products and services, obtaining regulatory approval if required, and the market’s acceptance of these new products and services

•	our ability to successfully implement and transition to a new Enterprise Resource Planning (ERP) system in the United States without significant disruption to existing operations

•	the success of our investment in rebranding the company to build market awareness and create new demand for our businesses

•	changes in postal or banking regulations

•
macroeconomic factors, including global and regional business conditions that adversely impact customer demand, access to capital markets at reasonable costs, changes in interest rates, foreign currency exchange rates and fuel prices

•	the continued availability and security of key information systems and the cost to comply with information security requirements and privacy laws

•	third-party suppliers' ability to provide product components, assemblies or inventories

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	the loss of some of our larger clients in the Global Ecommerce segment

•	integrating newly acquired businesses including operations and product and service offerings

•	intellectual property infringement claims

•	our success at managing customer credit risk

•	significant changes in pension, health care and retiree medical costs

•	income tax adjustments or other regulatory levies for prior audit years and changes in tax laws, rulings or regulations

•	a disruption of our businesses due to changes in international or national political conditions, including the use of the mail for transmitting harmful biological agents or other terrorist attacks

•	acts of nature

Other risks that may also adversely impact us are more fully described under Item 1A. "Risk Factors" in this Annual Report.

ITEM 1. BUSINESS

General
Pitney Bowes Inc. (we, us, our, or the company), was incorporated in the state of Delaware in 1920. We are a global technology company offering innovative products and solutions that help our clients navigate the complex world of commerce. We offer customer information management, location intelligence and customer engagement products and solutions to help our clients market to their customers, and shipping and mailing, and cross border ecommerce products and solutions that enable the sending of parcels and packages across the globe. More than 1.5 million clients around the world rely on our products, solutions and services. For more information about us, our products, services and solutions, visit www.pb.com.

Our Strategy and Business Segments
Our business is organized around three distinct sets of solutions -- Small and Medium Business Solutions (SMB), Enterprise Business Solutions and Digital Commerce Solutions (DCS).

Small and Medium Business Solutions
We are a global leader in providing a full range of equipment, software, supplies and services that enable our clients to efficiently create physical and digital mail and evidence postage for the sending of mail, flats and parcels. We segment the SMB Solutions group between our North America operations, comprising the U.S. and Canadian businesses, and our International operations, comprising all other SMB businesses globally. We are a leading provider of mailing systems globally with about 900,000 meters installed in our North America operations and over 300,000 meters installed elsewhere. This business is characterized by a high level of recurring revenue driven by rental, lease and loan arrangements, contract support services and supplies sales.

Enterprise Business Solutions
Our Enterprise Business Solutions group includes equipment and services that enable large enterprises to process inbound and outbound mail. The Enterprise Business Solutions group includes our Production Mail operations and Presort Services operations.

Production Mail
Our product and service offerings enable clients to integrate all areas of print and mail into an end-to-end production environment from message creation to dispatch while realizing cost savings on postage. The core products within this segment include high-speed, high-volume inserting equipment, customized sortation products for mail and parcels and high-speed digital color printing systems that create high-value, relevant and timely communications targeted to our clients' customers. Beginning in 2016, we will offer new services and technical innovations including cloud connectivity for machines.

Presort Services
We are a national outsource provider of mail presort services for first-class, standard-class and flat mail in the U.S. and a workshare partner of the United States Postal Service (USPS). Our Presort Services network and fully-customized proprietary technology provides our clients with end-to-end solutions from pick up at their location to delivery into the postal system network. We process approximately 15 billion pieces of mail annually and are able to expedite mail delivery and optimize postage savings for our clients.

Digital Commerce Solutions
Within the Digital Commerce Solutions group, we provide a broad range of solutions, including customer information management, location intelligence and customer engagement software and shipping management and cross border ecommerce solutions for businesses of all sizes. These solutions are primarily delivered as traditional software licenses, enterprise platforms, software-as-a-service (SaaS) and on-demand applications. Our Digital Commerce Solutions group includes Software Solutions and Global Ecommerce.

Software Solutions
Customer information management solutions help businesses harness and deliver a deep and broad understanding of their customers and their context, such as location, relationships, propensity, sentiment and influence. The trusted data and associated insights allow our clients to deliver a personalized customer experience across multiple channels, manage risk and compliance, and improve sales, marketing and service effectiveness. We are one of the market leaders in the data quality segment. Large corporations and government agencies rely on our products in complex, high-volume, transactional environments to support their business processes.

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

Global Ecommerce
Global Ecommerce includes our cross-border ecommerce solutions and shipping management solutions. Our cross-border ecommerce technology and services platforms enable retailers to transact with consumers globally. With our proprietary technology, we are able to manage all aspects of the international shopping and shipping experience, including multi-currency pricing, payment processing, fraud management, calculation of fully landed costs by quoting duty, taxes and shipping at checkout, compliance with product restrictions, export complexities and documentation requirements for customs clearance and brokerage and global logistics services. Our cross-border ecommerce software platforms are currently utilized by over 250 direct merchants as well as a major online marketplace enabling millions of parcels to be shipped to over 200 countries and territories worldwide. In 2015, we expanded our cross-border ecommerce capabilities through the acquisition of Borderfree, Inc. See Note 3 to the Consolidated Financial Statements.

Shipping management solutions enable clients to reduce transportation and logistics costs, select the best carrier based on need and cost, improve delivery times and track packages in real-time. We also offer scalable global logistics management systems that can be integrated into mail centers for the office and retail markets, as well as desktop and production shipping environments.
See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements for additional segment and geographic information.

Client Service
We have a client care service organization that provides telephone, online and on-site support to diagnose and repair our increasingly complex mailing equipment, production printers and sophisticated software solutions. Most of our support services are provided under annual contracts.

Sales and Marketing
We market our products and services through a direct and inside sales force, direct mailings, telemarketing, independent dealers and distributors and web channels. We sell to a variety of business, governmental, institutional and other organizations, and in our Ecommerce business only, we also sell to consumers as well as a variety of businesses. We have a broad base of clients and are not dependent upon any one client or type of client for a significant part of our total revenue.

In 2014, we began a phased roll-out in our SMB Solutions operations of a strategy designed to provide clients broader access to products and services, improve the sales process and reduce costs by shifting more of our client coverage from field sales to inside sales. During 2015, we successfully rolled out this strategy worldwide and in 2016, we will begin shifting more client coverage activity to web channels.

We have made, and are continuing to make, significant investments in the rebranding of the company. These investments include marketing and advertising spending designed to build market awareness and client demand for our products and services, and enhance our operational and go-to-market changes, including how we sell to and service clients.

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

A summary of the competitive environment for each of our business segments is as follows:

North America Mailing and International Mailing
We face significant competition from other mail equipment and software companies, companies that offer products and services as alternative means of message communications and non-traditional competitors that offer shipping and mailing products and services through online solutions. The principal competitive factors include the composition of offerings between software and hardware solutions, pricing, available financing and payment offerings, product reliability, support services, industry knowledge and expertise and attractiveness of alternative communication methods. Our competitive advantage includes our breadth of physical and web-based digital offerings, customer service and our extensive knowledge of the shipping and mailing industry.

Through our wholly owned subsidiary, The Pitney Bowes Bank (the Bank), we offer a revolving credit solution to our SMB clients in the United States that enables them to pay for postage, the rental of certain mailing equipment and purchase products, supplies and services. The Bank also provides an interest-bearing deposit solution to those clients in the United States who prefer to prepay postage. We also provide similar revolving credit solutions to our clients in Canada and the U.K but do not offer these through the Bank in overseas markets. Our financing operations face competition, in varying degrees, from large, diversified financial institutions, including leasing companies, commercial finance companies and commercial banks, as well as small, specialized firms. Not all our competitors are able to offer these financing and payment solutions to their customers and we believe these solutions differentiate us from our competitors and are a source of competitive advantage. The Bank is chartered as an Industrial Bank under the laws of the State of Utah, and regulated by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions.

Production Mail
We face competition from other companies that offer large production printers, inserters or sorters. We also face competition from the fact that some companies choose to outsource although those outsource providers can also be our customers. Our competitive advantage lies in our ability to offer all of these products and services and integrate them into an end-to-end solution. The principal competitive factors include functionality, reliability, productivity, price and support.

Presort Services
We face competition from regional and local presort providers, service bureaus that offer presort solutions as part of a larger bundle of outsourcing services and large entities that have the capability to presort their own mailings in-house. The principal competitive factors include innovative service, delivery speed, industry expertise and economies of scale. Our competitive advantage includes our extensive network of presort facilities capable of processing significant volumes of mail and our innovative and proprietary technology that enables us to provide our clients with reliable and accurate services at maximum discounts.

Software Solutions
We operate in several highly competitive and rapidly evolving markets and face competition ranging from large global companies that offer a broad suite of solutions to smaller, more narrowly-focused companies that can design very targeted solutions. The principal competitive factors include reliability, functionality and ease of integration and use, scalability, innovation, support services and price. We compete based on the accuracy and processing speed of our solutions, particularly those used in our location intelligence solutions, the breadth and scalability of our products and solutions, our geocoding and reverse geocoding capabilities, and our ability to identify rapidly changing customer needs and develop technologies and solutions to meet these changing needs.

Global Ecommerce
The market for international ecommerce software and fulfillment services is highly fragmented, and includes competitors of various sizes, including companies with greater financial resources than us, some that specialize in point solutions or freight forwarding services, full-service ecommerce business process outsourcers and online marketplaces with international logistic support. In addition, major global delivery services companies are acquiring the technology to improve their cross border ecommerce shipping capabilities. The principal competitive factors include reliability, functionality and ease of integration and use, scalability, innovation, support services and price. We compete based on the accuracy, reliability and scalability of our platform, and our ability to provide our clients and their customers a one-stop full-service cross border ecommerce experience.

Financing Solutions
We offer a variety of finance and payment solutions to clients to finance their equipment and product purchases, rental and lease payments, postage replenishment and supplies purchases. We establish credit approval limits and procedures based on the credit quality of the client and the type of product or service provided to control risk in extending credit to clients. In addition, we utilize a systematic decision program for certain leases. This program is designed to facilitate low dollar transactions by utilizing historical payment patterns and losses realized for clients with common credit characteristics. The program defines the criteria under which we will accept a client without performing a more detailed credit investigation, such as maximum equipment cost, a client's time in business and payment experience.
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

Research, Development and Intellectual Property
We invest in research and development programs to develop new products and solutions, enhance the effectiveness and functionality of existing products and solutions and deliver high value technology, innovative software and differentiated services in high value segments of the market. As a result of our research and development efforts, we have been awarded a number of patents with respect to several of our existing and planned products. However, our businesses are not materially dependent on any one patent or license or group of related patents or licenses. Research and development expenditures were $110 million, in each of 2015, 2014 and 2013.

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

Employees and Employee Relations
At December 31, 2015, we have approximately 10,500 employees in North America and 4,300 employees internationally. We believe that our current relations with employees are good. Management keeps employees informed of decisions and encourages and implements employee suggestions whenever practicable.

Available Information
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

Executive Officers of the Registrant
Our executive officers are as follows:

Name	Age	Title	Executive Officer Since
Marc B. Lautenbach	54	President and Chief Executive Officer	2012
Daniel J. Goldstein	54	Executive Vice President and Chief Legal Officer and Corporate Secretary	2010
Robert Guidotti	58	Executive Vice President and President, Software Solutions	2016
Abby F. Kohnstamm	62	Executive Vice President and Chief Marketing Officer	2013
Michael Monahan	55	Executive Vice President, Chief Operating Officer and Chief Financial Officer	2005
Roger J. Pilc	48	Executive Vice President and Chief Innovation Officer	2013
Mark L. Shearer	59	Executive Vice President and President, Pitney Bowes SMB Mailing Solutions	2013
Lila Snyder	43	Executive Vice President and President, Global Ecommerce	2016
Christoph Stehmann	53	Executive Vice President and President, Enterprise Solutions Group	2016
Johnna G. Torsone	65	Executive Vice President and Chief Human Resources Officer	1993
Mark F. Wright	58	Executive Vice President, Strategic Growth Initiatives	2013
There are no family relationships among the above officers. All of the officers have served in various executive positions with the company for at least the past five years except as described below:

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

Mr. Guidotti was appointed Executive Vice President and President, Software Solutions in January 2016. Before joining Pitney Bowes, Mr. Guidotti has been in the software industry for over 20 years and held a series of executive positions at IBM including General Manager, Software Sales where he was responsible for sales, technical sales, and channels for the $23 billion Software portfolio worldwide.

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

Ms. Snyder was elected to the office of Executive Vice President by the board of directors in January 2016. She joined the company in November 2013 as President, Document Messaging Technologies (DMT) and became President, Global Ecommerce in June 2015. Prior to joining Pitney Bowes, Ms. Snyder was a Partner at McKinsey & Company, Inc.  In her 15 years at McKinsey, she focused on serving clients in the technology, media and communications sectors and was the leader of McKinsey's Stamford office.

Mr. Wright joined the company as Executive Vice President and President, Pitney Bowes Software Solutions in April 2013. He was elected Executive Vice President and President, Pitney Bowes Digital Commerce Solutions in February 2014. In January 2016 he was elected Executive Vice President, Strategic Growth Initiatives. Before joining Pitney Bowes, Mr. Wright served as Executive Vice President, Enterprise Solutions Group for Infor Global Solutions.

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

If we are not able to respond to the continuing decline in the volume of physical mail delivered via traditional postal services, our results of operations and profitability could be adversely impacted.
Declining mail volumes has had an adverse impact on our revenues and profitability and is expected to continue to influence our revenue and profitability in the future. We continue to employ strategies for stabilizing the mailing business which include new product and service offerings, transitioning our current products and services to more digital offerings and providing our clients broader access to products and services through online and direct sales channels. There is no guarantee that these offerings will be widely accepted in the marketplace, and they will likely face competition from existing and emerging alternative products and services.
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

We may not realize the anticipated benefits from our implementation of a new Enterprise Resource Planning (ERP) system, and the transition to the new ERP system may not be uninterrupted or error-free.
We have made, and will continue to make, significant investments in the development and implementation of a new ERP system that is expected to provide operating cost savings through the elimination of redundant systems and strategic efficiencies through the use of a standardized, integrated system. In the fourth quarter of 2015, we completed the implementation of the ERP system for our Canadian operations and will begin implementing this system in the U.S. in 2016. If the implementation of the ERP system in the U.S. is not successful, or is delayed, the expected operating cost savings and strategic efficiencies may be delayed or may not be obtained or sustainable and may prevent us from introducing new products or services.
Further, the transition to the new ERP system will affect numerous systems necessary for the company's operation. If we fail to correctly implement one or more components of the ERP system, we could experience significant disruption to our operations. Such disruptions could include, among other things, temporary loss of data, inability to process certain orders, failure of systems to communicate with each other and the inability to track or reconcile key data.

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
We rely on the continuous and uninterrupted performance of our information technology systems to support numerous business processes and activities, to support and service our clients, to support consumer transactions and to support postal services. Several of our businesses use, process and store proprietary information and sensitive or confidential data relating to our businesses, our clients, consumers and our employees. Privacy laws and similar regulations in many jurisdictions where we do business require that we take significant steps to safeguard such information, and such legal requirements continue to evolve. In today's environment there are numerous risks to cybersecurity and privacy, including individual and groups of criminal hackers, industrial espionage, employee errors and/or malfeasance and technological errors. These cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. We have security systems and procedures in place designed to ensure the continuous and uninterrupted performance of our information technology systems and protect against unauthorized access to such information. However, there is no guarantee that these security measures will prevent or detect the unauthorized access by experienced computer programmers, hackers or others. Successful breaches could, among other things, result in the unauthorized disclosure, theft and misuse of company, client, consumer and employee sensitive and confidential information, disrupt the performance of our information technology systems and deny services to our clients. Additionally, we could be exposed to potential liability, litigation, governmental inquiries, investigations or regulatory enforcement actions, our brand and reputation damaged, and we could be subject to the payment of fines or other penalties, legal claims by our clients and significant remediation costs.

Our systems are also subject to adverse acts of nature, computer viruses, vandalism, power loss, computer or communications failures and other unexpected events. We have business continuity and disaster recovery plans in place to protect our business operations in case of such events; however, there can be no guarantee that these plans will function as designed. If our information technology systems are damaged or cease to function properly, we could be prevented from fulfilling orders and servicing clients and postal services. Also, we may have to make a significant investment to repair or replace these systems, and could suffer loss of critical data and interruptions or delays in our operations.

We depend on third-party suppliers and outsource providers and our business could be adversely affected if we fail to manage these vendors effectively.
We depend on third-party suppliers and outsource providers for a variety of services, components and supplies, including a large portion of our product manufacturing, the hosting of our software-as-a-service offerings, as well as the logistics portion of our cross-border ecommerce business, and some non-core functions and operations. In certain instances, we rely on single-sourced or limited-sourced suppliers and outsourcing vendors around the world because doing so is advantageous due to quality, price or lack of alternative sources. If production or services were interrupted and we were not able to find alternate third-party suppliers, we could experience disruptions in manufacturing and operations including product shortages, higher freight costs and re-engineering costs. If outsourcing services were interrupted, not performed, or the performance was poor, our ability to process, record and report transactions with our clients, consumers and other constituents could be impacted. Such interruptions in the provision of supplies and/or services could impact our ability to meet client demand, damage our reputation and client relationships and adversely affect our revenue and profitability.

Capital market disruptions and credit rating downgrades could adversely affect our ability to provide competitive financing services to our clients and to fund various discretionary priorities.
Our financing activities include, among other things, providing competitive financing offerings to our clients and funding various discretionary priorities, such as business investments, strategic acquisitions, share repurchases and dividend payments. We fund these activities through a combination of cash generated from operations, deposits held in the Bank, commercial paper borrowings and long-term borrowings.
Our ability to fund these activities is dependent, in part, upon our ability to borrow and the cost of borrowing in U.S. capital markets. This ability and the cost, in turn, is dependent upon our credit ratings and is subject to capital market volatility. A credit ratings downgrade, an increase in the company's credit default swap spread, material capital market disruptions, significant withdrawals by depositors at the Bank, adverse changes to our industrial loan charter or a significant decline in cash flow could impact our ability to provide competitive finance offerings to our clients and fund other financing activities, which in turn, could adversely affect our revenue, profitability and financial condition.

The international nature of our Global Ecommerce segment subjects us to increased customs and regulatory risks from cross-border transactions, and fluctuations in foreign currency exchange rates. Further, the loss of any of our largest clients in our Global Ecommerce segment could have a material adverse effect on the segment.
International sales generated by our clients processing transactions through our platform are the primary source of both revenue and profit for the Global Ecommerce segment. Our Global Ecommerce segment is subject to significant trade regulations, taxes, and duties throughout the world. Any changes to these regulations could potentially impose increased documentation and delivery requirements, increase costs, delay delivery times, and subject us to additional liabilities, which could negatively impact our ability to compete in international markets and adversely impact our revenues and profitability.
The operating results of, and sales generated from, many of our clients’ internationally focused websites running on our platform are exposed to foreign exchange rate fluctuations. Currently, our platforms are located in the United States and United Kingdom and a majority of consumers making purchases through these platforms are in a limited number of foreign countries. A strengthening of the U.S. Dollar or British Pound relative to currencies in the countries where we do the most business impacts our ability to compete internationally as the cost of similar international products improves relative to the cost of U.S. and U.K. retailers' products. A strong U.S. Dollar or British Pound would likely result in a decrease in international sales volumes, which would adversely affect the segment's revenue and profitability.
The Global Ecommerce segment is dependent on a relatively small number of significant clients and business partners for a large portion of its revenue. The loss of any of these larger clients or business partners, or a substantial reduction in their use of our products or services, could have a material adverse effect on the revenue and profitability of the segment. There can be no assurance that our larger clients and business partners will continue to utilize our products or services at current levels, or that we would be able to replace any of these clients or business partners with others who can generate revenue at current levels.

Our inability to obtain and protect our intellectual property and defend against claims of infringement by others may negatively impact our operating results.
Our business success depends in part upon protecting our intellectual property rights, including proprietary technology developed or obtained through acquisitions. We rely on copyrights, patents, trademarks and trade secrets and other intellectual property laws to establish and protect our proprietary rights. If we are unable to protect our intellectual property rights, our competitive position may suffer which could adversely affect our revenue and profitability.

From time to time, third-parties may claim that we, our clients, or our suppliers, have infringed their intellectual property rights. These claims, if successful, may require us to redesign affected products, enter into costly settlement or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products.

If we fail to comply with government contracting regulations, our operating results, brand name and reputation could suffer.
We have a significant number of contracts with governmental entities. Government contracts are subject to extensive and complex procurement laws and regulations, along with regular audits and investigations by government agencies. If one or more government agencies discovers instances of contractual non-compliance in the course of an audit or investigation, we may be subject to various civil or criminal penalties and administrative sanctions, which could include the termination of the contract, reimbursement of payments received, fines and debarment from doing business with one or more governments. Any of these events could not only affect us financially, but also adversely affect our brand and reputation.

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

•	the loss of key employees or clients of businesses acquired or divested; and

•	significant charges to earnings for employee severance and other restructuring costs, goodwill and asset impairments and legal, accounting and financial advisory fees.

Our investment in rebranding the company and enhancing marketing programs to build the market awareness necessary to create demand for our businesses may not result in increased revenue and could adversely affect our profitability.
Our new brand strategy and identity are important to the next phase of our global business transformation. Our phased roll-out of the new branding through an advertising campaign, which is now entering a new phase in its progress, is integrated into the way we sell and service clients, and acquire new clients, including sales collateral and the digital experience of getting information, service performance and transacting on our website. These factors are important to maintaining acceptance of our products and services by our existing clients and achieving increased acceptance with new clients. We expect increased spending in brand development and marketing promotion activities and if this increased spending does not result in increased revenue sufficient to offset these expenses, our profitability could be adversely affected.

Our operational costs could increase from changes in environmental regulations, or it could be subject to significant liabilities.
We are subject to various federal, state, local and foreign environmental protection laws and regulations around the world, including without limitation, those related to the manufacture, distribution, use, packaging, labeling, recycling or disposal of our products or the products of our clients for whom we perform services. Environmental rules concerning products and packaging can have a significant impact on the cost of operations or affect our ability to do business in certain countries. We are also subject to laws concerning use, discharge or disposal of materials. All of these laws are complex, change frequently and have tended to become more stringent over time. If we are found to have violated these laws, we could be fined, criminally charged, otherwise sanctioned by regulators, or we could be subject to liability and clean-up costs. These risk can apply to both current and legacy operations and sites. From time to time, we may be involved in litigation over these issues. The amount and timing of costs under environmental laws are difficult to predict and there can be no assurance that these costs will not have an adverse effect our financial condition, results of operations or cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own or lease numerous facilities worldwide, which house general offices, including our corporate headquarters located in Stamford, Connecticut, sales offices, service locations, data centers and call centers. We conduct research and development, manufacturing and assembly, product management, information technology and many other activities at our Global Technology Center located in Danbury, Connecticut. Our other primary research and development facility is located in Noida, India. Management believes that our facilities are well maintained, are in good operating condition and are suitable and adequate for our current business needs.

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

In December 2013, we received a Civil Investigative Demand (CID) from the Department of Justice (DOJ) pursuant to the False Claims Act requesting documents and information relating to compliance with certain postal regulatory requirements in our Presort Services business. We provided information to the DOJ in response to letter requests and the CID. On October 9, 2015, we reached a settlement with the DOJ without any admission of liability, for $7 million, net of recoveries.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol "PBI" and is principally traded on the New York Stock Exchange (NYSE). At January 31, 2016, we had 17,989 common stockholders of record. The following table sets forth the high and low sales prices, as reported on the NYSE, and the cash dividends paid per share of common stock, for the periods indicated.

	Stock Price		Dividend Per Share
	High	Low
2015
First Quarter	$24.60	$21.15	$0.1875
Second Quarter	$23.93	$20.79	0.1875
Third Quarter	$21.64	$18.59	0.1875
Fourth Quarter	$21.76	$19.12	0.1875
			$0.75
2014
First Quarter	$26.63	$21.01	$0.1875
Second Quarter	$28.23	$24.06	0.1875
Third Quarter	$28.37	$24.63	0.1875
Fourth Quarter	$25.68	$22.38	0.1875
			$0.75

Share Repurchases
We may periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes. For the full year 2015, we repurchased 6,655,196 shares of our common stock at an average share price of $20.35. The following table provides information about our purchases of our common stock during the three months ended December 31, 2015:

	Number of shares purchased	Average price paid per share	Number of shares purchased as part of a publicly announced plan	Approximate dollar value of shares that may be purchased under the plan (in thousands) (1)
Beginning balance				$100,000
October 2015	—	—	—	$100,000
November 2015	—	—	—	$100,000
December 2015	1,744,600	$20.31	1,744,600	$64,567
	1,744,600	$20.31	1,744,600

(1)	In September 2015, we received authorization from our Board of Directors to repurchase $100 million of our common stock. The plan does not have an expiration date.

In February 2016, we received authorization from our Board of Directors to repurchase an additional $150 million of outstanding stock.

Stock Performance Graph
Our peer group is comprised of: Alliance Data Systems Corporation, Diebold, Incorporated, DST Systems Inc., EchoStar Corp., Fidelity National Information Services, Inc., Fiserv, Inc., Harris Corporation, Iron Mountain Inc., Lexmark International Inc., NCR Corp., Pitney Bowes Inc., R.R. Donnelley & Sons Company, Rockwell Automation Inc., Unisys Corporation, The Western Union Company and Xerox Corporation.

The accompanying graph shows the annual changes for the five-year period based on the assumption that $100 was invested in Pitney Bowes, the Standard and Poor's (S&P) 500 Composite Index and our peer group, and that all dividends were reinvested. On a total return basis, $100 invested in Pitney Bowes, the S&P 500 Composite Index and our peer group on December 31, 2010 would have been worth $115, $181, $173, respectively, on December 31, 2015.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
Total revenue	$3,578,060	$3,821,504	$3,791,335	$3,823,713	$4,030,669

Amounts attributable to common stockholders:
Net income from continuing operations	$402,672	$300,006	$287,612	$379,107	$418,967
Income (loss) from discontinued operations	5,271	33,749	(144,777)	66,056	198,513
Net income - Pitney Bowes Inc.	$407,943	$333,755	$142,835	$445,163	$617,480

Basic earnings per share attributable to common stockholders (1):
Continuing operations	$2.01	$1.49	$1.43	$1.89	$2.07
Discontinued operations	0.03	0.17	(0.72)	0.33	0.98
Net income - Pitney Bowes Inc.	$2.04	$1.65	$0.71	$2.22	$3.06

Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$2.00	$1.47	$1.42	$1.88	$2.07
Discontinued operations	0.03	0.17	(0.71)	0.33	0.98
Net income - Pitney Bowes Inc.	$2.03	$1.64	$0.70	$2.21	$3.05

Cash dividends paid per share of common stock	$0.75	$0.75	$0.9375	$1.50	$1.48

Balance sheet data:
	December 31,
	2015	2014	2013	2012	2011
Total assets	$6,141,462	$6,499,702	$6,777,436	$7,834,798	$8,162,622
Long-term debt	$2,507,912	$2,927,127	$3,346,295	$3,642,375	$3,683,909
Total debt	$2,968,997	$3,252,006	$3,346,295	$4,017,375	$4,233,909
Noncontrolling interests (Preferred stockholders' equity in subsidiaries)	$296,370	$296,370	$296,370	$296,370	$296,370

(1)	The sum of earnings per share may not equal the totals due to rounding.

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
Overview
During 2015, we continued to execute on our strategic priorities to stabilize our mail business, drive operational excellence and grow our business through digital commerce. We expanded our marketing efforts to build awareness of our unique capabilities and refreshed our brand identity, completed our transition to a larger inside sales organization (part of our changes in our go-to-market strategy) in major markets, launched several new products and repositioned our portfolio through acquisitions and divestitures. We acquired a provider of cross-border ecommerce solutions through a proprietary technology and services platform that enables retailers to transact with consumers around the world, a provider of technology that enables clients to provide personalized interactive video communications to their customers, and expanded our presort sites. We also sold our marketing services business, Imagitas, and exited certain geographic markets as part of our initiative to simplify our geographic footprint. We also continued to reduce costs through our restructuring initiatives and worked to implement our new global enterprise resource planning (ERP) system, which was launched in Canada in the fourth quarter of 2015.

The U.S. dollar remained strong against other currencies throughout the year, which adversely affected our reported revenues and profitability, both from a translation perspective as well as a competitive perspective, as the cost of our international competitors’ products and solutions improved relative to products and solutions manufactured or sold from the U.S. The current strength of the dollar relative to other currencies also affected demand for U.S. goods sold to consumers in other countries through our global ecommerce operations.

In the second quarter, we acquired Borderfree and sold Imagitas. As a result we realigned our segment reporting. Our business continues to be organized around three distinct sets of solutions - Small and Medium Business (SMB) Solutions, Enterprise Business Solutions and Digital Commerce Solutions (DCS). There were no changes to SMB Solutions or Enterprise Business Solutions. Within DCS, we now report Software Solutions and Global Ecommerce as reportable segments. Imagitas, previously included in DCS, is now reported in Other.

Revenue for 2015 decreased 6% to $3,578 million compared to $3,822 million in 2014. Revenue was negatively impacted by 3% due to foreign currency translation, 2% from the sale of Imagitas and 1% from the exit of non-core product lines in Norway and the transition in certain European countries to a dealer network in the third quarter of 2014 (Divested Businesses). Revenue benefited by 2% from the acquisition of Borderfree.

On a reported basis, equipment sales declined 10%, support services declined 11%, software declined 10%, rentals revenue declined 9%, financing declined 5% and supplies declined 4%. Partially offsetting these declines, was revenue growth in business services of 3%.

Excluding the impacts of foreign currency, equipment sales declined 5%, primarily due to continued weakness in our international markets reflecting difficult economic circumstances and productivity disruptions caused by the implementation of our go-to-market strategy primarily in France. Support services revenue declined 7% and rentals revenue declined 6% due to fewer mailing machines in service and a shift by customers to lower cost, less featured mailing machines. Support services revenue was also impacted by lower maintenance contracts on production mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment. Software revenue declined 5% primarily due to the inclusion of significant North America licensing deals in 2014. These declines were partially offset by revenue growth in business services of 3% primarily due to the acquisition of Borderfree and higher volumes of mail processed in presort services.

Looking at our operating segments, SMB Solutions revenue declined 9% primarily due to the unfavorable impact from foreign currency translation of 4%, the continuing decline in installed meters and shift by clients to lower cost, less fully featured machines and declines in our international mailing operations due to difficult economic circumstances and productivity disruptions. Enterprise Business Solutions revenue decreased 3%, primarily due to the unfavorable impact from currency translation of 3% and lower service revenue in Production Mail, partially offset by increased volumes in Presort Services. DCS revenue increased 5% primarily due to the acquisition of Borderfree and higher volume of packages shipped from our U.K. outbound cross-border service facility, which began in the fourth quarter of 2014, partially offset by lower software licensing revenue due to the inclusion of significant large licensing deals in 2014.

Net income from continuing operations and earnings per diluted share for the year were $403 million and $2.00, respectively, compared to $300 million and $1.47, respectively, in 2014. The increase was primarily due to improving gross margins and lower selling, general and administrative expenses due in part to the benefits of our restructuring actions, changes in our go-to-market strategy and other productivity initiatives. A 5% increase in the effective tax rate partially offset these benefits.

We generated cash flow from operations of $515 million, received proceeds of $292 million from the sale of Imagitas and $52 million from the sale of our former corporate headquarters building and other assets, and issued $90 million of commercial paper. We used cash of $394 million to acquire businesses, $365 million to reduce debt, $166 million to fund capital investments, $168 million to pay dividends to our stockholders and noncontrolling interests and $132 million to repurchase our common stock. At December 31, 2015, cash and cash equivalents was $651 million.

Outlook
Our growth initiatives continue to focus on leveraging our expertise in physical and digital communications, hybrid communications and the development of products, software, services and solutions that help our clients connect with customers to power commerce and grow their businesses.

In 2016, we will continue to invest in the implementation of our ERP system in the United States and launch a new advertising campaign. We anticipate the continued benefits from our restructuring actions, synergies from acquisitions, the benefits of the go-to-market strategy in major markets and expected benefits from the implementation of the new ERP system should mostly offset these incremental costs.

In February 2016, we received additional authorization to repurchase an additional $150 million of our common stock and expect to repurchase up to $215 million of our common stock during 2016.

During 2015, we experienced a considerable strengthening of the U.S. dollar. A continuing strong U.S. dollar could adversely affect our reported revenues and profitability, both from a translation perspective and as a competitive perspective, as the cost of international competitors’ products and solutions improves relative to products and solutions sold from the U.S. A strengthening dollar could also continue to affect demand for U.S. goods sold to consumers in other countries through our global ecommerce operations.

Within SMB Solutions, the introduction of new solutions and services is being well-received in the marketplace and we anticipate further stabilization in revenue through further product upgrades and launches in 2016. Internationally, the implementation of our go-to-market strategy is now complete in our major markets and as a result we expect stabilizing trends in those markets. We will also focus on the transition and training of a new sales organization, which is expected to improve productivity.

Within Enterprise Business Solutions, we expect continued revenue and profitability growth in Presort Services due to client expansion and higher processed mail volumes; however, we anticipate that Production Mail revenue growth will continue to be challenged by the uncertain macroeconomic environment in Europe and declining services revenue.

Within DCS, we anticipate increased demand in Software Solutions due to new industry-specific solutions, expansion of our partner channel and improved sales efficiencies, and revenue growth in Global Ecommerce from our retail business and continued demand for our shipping solutions driven by new client acquisitions and expanded services provided to existing clients should further enhance our performance. In January 2016, we acquired a cloud-based, software-as-a-service enterprise retail and fulfillment solutions company.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Revenue
	Years Ended December 31,			% change
	2015	2014	2013	2015	2014
Equipment sales	$695	$770	$868	(10)%	(11)%
Supplies	288	300	286	(4)%	5%
Software	386	430	398	(10)%	8%
Rentals	442	485	512	(9)%	(5)%
Financing	410	433	449	(5)%	(4)%
Support services	555	625	647	(11)%	(3)%
Business services	802	779	631	3%	23%
Total revenue	$3,578	$3,822	$3,791	(6)%	1%

	Cost of Revenue
	Years Ended December 31,
	2015		2014		2013
	$	% of revenue	$	% of revenue	$	% of revenue
Cost of equipment sales	$331	47.6%	$366	47.5%	$423	48.7%
Cost of supplies	89	30.8%	94	31.2%	89	31.3%
Cost of software	114	29.4%	124	28.8%	111	27.8%
Cost of rentals	84	19.1%	97	20.1%	100	19.6%
Financing interest expense	72	17.5%	78	18.1%	78	17.3%
Cost of support services	323	58.2%	377	60.3%	400	61.9%
Cost of business services	546	68.1%	545	70.0%	450	71.3%
Total cost of revenue	$1,559	43.6%	$1,681	44.0%	$1,651	43.5%

Equipment sales
Equipment sales decreased 10% in 2015 compared to 2014. Foreign currency translation adversely affected equipment sales by 5%. Excluding the impact of foreign currency, equipment sales declined 3% in international markets primarily due to difficult economic circumstances and productivity disruptions caused by the implementation of our go-to-market strategy in Europe and lower sales of production mail equipment worldwide. Sales in North America declined 1% due to the continuing trend of clients to extend existing leases rather than purchase new equipment. Cost of equipment sales as a percentage of equipment sales revenue of 47.6% was comparable to the prior year.

Equipment sales decreased 11% in 2014 compared to 2013. Approximately half of this decrease came from lower sales of production mail inserters and high-speed printers due to significant installations of this equipment in 2013 and half came from lower sales in our SMB group due to a temporary distraction from the transition to an inside sales organization and reassignment of accounts and resources in North America, the impact of Divested Businesses and lower sales in France. Cost of equipment sales as a percentage of equipment sales revenue decreased to 47.5% compared to 48.7% in the prior year primarily due to the decline in sales of production printers, which have a lower margin relative to other products.
Supplies
Supplies revenue decreased 4% in 2015 compared to 2014. Foreign currency translation adversely impacted supplies revenue by 6%. Excluding the impact of foreign currency, supplies revenue increased 2% due to productivity improvements and pricing actions in our North America mailing business and higher sales of supplies for production printers. Cost of supplies as a percentage of supplies revenue improved to 30.8% in 2015 compared to 31.2% in 2014 primarily due to a greater mix of higher margin core supplies.

Supplies revenue increased 5% in 2014 compared to 2013. Targeted outreach to customers and pricing actions contributed to a 3% increase and the remaining 2% was due to the growing base of production print equipment. Cost of supplies as a percentage of supplies revenue was virtually unchanged at 31.2% in 2014 compared to 31.3% in 2013.

Software
Software revenue decreased 10% in 2015 compared to 2014. Foreign currency translation adversely impacted software revenue by 5%. Software revenue in 2015 compared to 2014 was also impacted by 4% due to more significant licensing deals in 2014 compared to 2015. Excluding the impact of foreign currency and the significant licensing deals in 2014, software revenue declined 1%, primarily due to declines in maintenance, data and services revenue. Cost of software as a percentage of software revenue increased to 29.4% in 2015 compared to 28.8% in 2014 primarily due to the decline in high-margin licensing revenue.

Software revenue increased 8% in 2014 compared to 2013, primarily due to a 33% increase in worldwide licensing revenue from our software solutions products, particularly enterprise location intelligence. Cost of software as a percentage of software revenue increased to 28.8% compared to 27.8% in the prior year primarily due to investments in the specialization of the software sales channel and higher production costs.

Rentals
Rentals revenue decreased 9% in 2015 compared to 2014. Foreign currency translation adversely impacted rentals revenue by 3%. Excluding the impact of foreign currency, rentals revenue declined 6% primarily due to the continuing decline in the number of installed meters and shift by clients to less-featured, lower cost machines. Cost of rentals as a percentage of rentals revenue improved to 19.1% in 2015 compared to 20.1% in 2014 primarily due to lower depreciation.

Rentals revenue decreased 5% in 2014 compared to 2013. Rentals revenue declined 4% due to a reduction in the number of installed meters and clients downgrading to lower cost, less functional machines and 1% due to lower rentals revenue in France. Cost of rentals as a percentage of rentals revenue increased to 20.1% compared to 19.6% in the prior year primarily due to a higher proportion of fixed costs as a percentage of revenue.

Financing
Financing revenue decreased 5% in 2015 compared to 2014. Foreign currency translation accounted for 3% of the decrease and lower equipment sales in prior periods and a declining lease portfolio accounted for the remaining decrease. Financing revenue decreased 4% in 2014 compared to 2013 as a result of declining equipment sales in prior years.

We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume a 10:1 debt to equity leverage ratio and apply our overall effective interest rate to the average outstanding finance receivables. Due to declining equipment sales in prior periods, average outstanding finance receivables declined. As a result, financing interest expense declined 9% in 2015 compared to 2014. Financing interest expense as a percentage of financing revenue improved to 17.5% in 2015 compared to 18.1% in 2014. Financing interest expense as a percentage of financing revenue increased in 2014 as compared to 2013 due to an increase in our overall effective interest rate.

Support Services
Support services revenue decreased 11% in 2015 compared to 2014, primarily due to 5% from foreign currency translation and 2% from Divested Businesses. Support services revenue was also impacted by lower maintenance contracts on production mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment. Cost of support services as a percentage of support services revenue decreased to 58.2% in 2015 compared to 60.3% in 2014 primarily due to expense reductions and productivity initiatives.

Support services revenue decreased 3% in 2014 compared to 2013 primarily due to declines in our mailing business due to fewer installed mailing machines in North America and the impact of Divested Businesses. Cost of support services as a percentage of support services revenue improved to 60.3% in 2014 compared to 61.9% in 2013 primarily due to continued focus on expense reductions and productivity initiatives.
Business Services
Business services revenue increased 3% in 2015 compared to 2014. Business services revenue for 2015 was impacted by the sale of
Imagitas in May 2015 and the acquisition of Borderfree in June 2015. Excluding the impacts of these transactions, business services revenue increased 5% in 2015 compared to 2014. Higher volumes of mail processed in Presort Services increased business services revenue 2% and additional volumes of packages shipped from our U.K. outbound cross-border service facility increased business services revenue 4%. Cost of business services as a percentage of business services revenue improved to 68.1% in 2015 and compared to 70.0% in 2014, primarily due to operational efficiencies in Presort Services and higher revenue.

Business services revenue increased 23% in 2014 compared to 2013. Higher volumes in our global ecommerce solutions contributed to a 17% increase, higher volumes of first-class mail processed and improved operational efficiencies in our Presort Services business contributed to a 4% increase and higher marketing services fees due to new clients contributed to a 2% increase. Cost of business services as a percentage of business services revenue improved to 70.0% in 2014 compared to 71.3% in 2013 as margin improvement in our presort operations and marketing services more than offset our continuing investment in our global ecommerce solutions.

Selling, general and administrative (SG&A)
SG&A expense decreased 7% in 2015 compared to 2014 despite expenses of $13 million associated with implementation of our ERP system, a one-time compensation charge of $10 million for the accelerated vesting and settlement of Borderfree stock-based compensation awards, additional amortization expense of $9 million related to the acquisition of Borderfree and costs of $5 million related to the exit of certain geographic markets during the fourth quarter of 2015. The overall decrease in SG&A expense is primarily due to our focus on operational excellence and the benefits of productivity and cost-cutting initiatives. Foreign currency translation also reduced SG&A expenses by 4% in 2015.

SG&A expense decreased 3% in 2014 compared to 2013 primarily due to the benefits of our restructuring actions and productivity initiatives and lower depreciation expense. These benefits were partially offset by expenses of $36 million incurred in connection with expanded branding and marketing programs and the planned implementation of an ERP system.

Restructuring charges and asset impairments, net

Restructuring charges and asset impairments of $26 million in 2015 consists of a restructuring charge of $21 million and a loss of $5 million on the sale of the corporate headquarters building. See Note 12 to the Consolidated Financial Statements for further details.

Other (income) expense, net
Other income, net for 2015 includes the gain on the sale of Imagitas of $112 million, transaction costs of $10 million incurred in connection with the acquisitions of Borderfree and RTC (see Note 3 to the Consolidated Financial Statements) and a charge of $7 million associated with the settlement of a legal matter (see Note 17 to the Consolidated Financial Statements).
Other expense, net for 2014 includes costs of $62 million incurred in connection with the early redemption of debt offset by $16 million recognized in connection with the divestiture of a partnership investment.
Other expense, net for 2013 includes costs associated with the early redemption of debt.

Income taxes
See Note 15 to the Consolidated Financial Statements.

Discontinued operations
See Note 4 to the Consolidated Financial Statements.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests
See Note 16 to the Consolidated Financial Statements.

Business Segments
The principal products and services of each of our reportable segments are as follows:
Small & Medium Business Solutions:
North America Mailing: Includes the revenue and related expenses from the sale, rental, financing and servicing of mailing equipment, software and supplies for small and medium businesses to efficiently create physical and digital mail and evidence postage for the sending of mail, flats and parcels in the U.S. and Canada.
International Mailing: Includes the revenue and related expenses from the sale, rental, financing and servicing of mailing equipment, software and supplies for small and medium businesses to efficiently create physical and digital mail and evidence postage for the sending of mail, flats and parcels in areas outside the U.S. and Canada.

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

Digital Commerce Solutions:
Software Solutions: Includes the worldwide revenue and related expenses from the sale of non-equipment-based mailing, customer information engagement, location intelligence and customer engagement solutions and related support services.
Global Ecommerce: Includes the worldwide revenue and related expenses from cross-border ecommerce and shipping solutions.

We determine segment EBIT by deducting the related costs and expenses attributable to the segment from segment revenue. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and other items, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides a useful measure of our operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. See Note 2 to the Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes.
Revenue and EBIT by business segment are presented in the tables below.

	Revenue
	Years Ended December 31,			% change
	2015	2014	2013	2015	2014
North America Mailing	$1,435	$1,492	$1,555	(4)%	(4)%
International Mailing	445	572	603	(22)%	(5)%
Small & Medium Business Solutions	1,880	2,064	2,158	(9)%	(4)%
Production Mail	421	462	512	(9)%	(10)%
Presort Services	474	457	430	4%	6%
Enterprise Business Solutions	895	919	942	(3)%	(2)%
Software Solutions	386	429	395	(10)%	9%
Global Ecommerce	362	282	170	29%	66%
Digital Commerce Solutions	748	711	565	5%	26%
Other	55	128	126	(57)%	1%
Total	$3,578	$3,822	$3,791	(6)%	1%

	EBIT
	Years Ended December 31,			% change
	2015	2014	2013	2015	2014
North America Mailing	$647	$642	$641	1%	—%
International Mailing	51	89	72	(42)%	24%
Small & Medium Business Solutions	698	731	712	(5)%	3%
Production Mail	48	48	55	1%	(14)%
Presort Services	105	98	83	7%	18%
Enterprise Business Solutions	153	146	138	5%	5%
Software Solutions	49	51	48	(5)%	7%
Global Ecommerce	19	17	1	16%	>100%
Digital Commerce Solutions	68	68	49	—%	39%
Other	10	19	6	(45)%	229%
Total	$929	$964	$905	(4)%	6%
Small & Medium Business Solutions
North America Mailing
North America Mailing revenue decreased 4% in 2015 compared to 2014. Foreign currency translation had a 1% unfavorable impact on revenue. Excluding the impact of foreign currency, rentals revenue and support services revenue decreased 5% and 7%, respectively, due to the continuing decline in installed meters and shift by clients to lower cost, less fully featured machines. Equipment sales decreased 3% primarily due to the decline in the first half of the year caused by declining mail volumes and the continuing trend of clients to extend existing leases rather than purchasing new equipment. Partially offsetting these declines was a 3% increase in supplies sales due to productivity improvements and pricing actions. Despite the decline in revenue, EBIT increased 1% primarily due to the benefits of productivity improvements and cost reduction initiatives and a favorable product mix.
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

International Mailing
International Mailing revenue decreased 22% in 2015 as compared to 2014. Revenue was unfavorably impacted by 12% from foreign currency translation and 3% from Divested Businesses. Excluding the impacts of foreign currency and Divested Businesses, revenue decreased 7%. International Mailing results have been adversely impacted throughout the year by difficult economic circumstances in many of our international markets and productivity disruptions caused by the implementation of our go-to-market strategy in certain European markets, particularly in France. EBIT decreased 42% in 2015 as compared to 2014, primarily due to the decline in revenue and reduced margins due to productivity disruptions and incremental costs of transitioning the sales organization in France. Foreign currency translation unfavorably impacted EBIT by 10% in 2015.
International Mailing revenue decreased 5% in 2014 compared to 2013 primarily due to the impact of Divested Businesses and lower equipment sales and rentals in France. EBIT increased 24% in 2014 compared to 2013 primarily due to productivity and cost reduction initiatives and savings from the transition to an inside sales organization in certain European markets.

Enterprise Business Solutions
Production Mail
Production Mail revenue decreased 9% in 2015 compared to 2014. Revenue was unfavorably impacted by 5% from foreign currency translation and by less than 1% from Divested Businesses. Excluding the impacts of foreign currency and Divested Businesses, production mail revenue decreased 3% primarily due to declines in support services revenue of 5% as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment. Equipment sales decreased 1% compared to the prior year as lower sales in Europe and Asia-Pacific were mostly offset by higher sales in the United States. Despite the decline in revenue, EBIT increased 1% in 2015 compared to 2014 primarily due to a higher margin product mix and ongoing cost reduction initiatives.

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

Presort Services
Presort Services revenue increased 4% in 2015 compared to 2014 primarily due to a 6% increase in the volume of mail processed. EBIT increased 7% in 2015 compared to 2014 primarily due to the increase in revenue and lower transportation costs.

Presort Services revenue increased 6% in 2014 compared to 2013 primarily due to a 2% increase in the volume of first-class mail processed and improved operational efficiencies. EBIT increased 18% in 2014 compared to 2013 primarily due to the increase in revenue and improved operational efficiencies.

Digital Commerce Solutions
Software
Software Solutions revenue decreased 10% in 2015 compared to 2014. Foreign currency translation unfavorably impacted revenue by 5%. Software revenue in 2015 compared to 2014 was also impacted by 4% due to more significant licensing deals in 2014 as compared to 2015. Excluding the impact of foreign currency and significant licensing deals in 2014, software revenue declined 1%, primarily due to declines in maintenance, data and services revenue. EBIT decreased 5% primarily as a result of lower high-margin licensing revenue.

Software Solutions revenue increased 9% in 2014 compared to 2013, primarily due to a higher worldwide licensing revenue from our software solutions products, particularly enterprise location intelligence. Licensing revenue increased 36% in North America and 29% internationally, primarily due to product enhancements and investments in the specialization of the software sales channel. EBIT increased 7% primarily due to the increase in revenue.

Global Ecommerce
Global Ecommerce revenue increased 29% in 2015 compared to 2014 primarily due to the acquisition of Borderfree and higher volumes of packages shipped from our U.K. outbound cross-border service facility, which began in the fourth quarter of 2014. Volumes of packages shipped from our U.S. outbound cross-border service facility were lower than the prior year and continue to be pressured by a strong U.S. dollar. EBIT increased 16% in 2015 compared to 2014 as synergy savings from the Borderfree acquisition and recognition of $6 million of deferred cross-border delivery fees were more than offset by the incremental costs related to the Borderfree acquisition including $9 million of additional amortization expense.

Global Ecommerce revenue increased 66% in 2014 compared to 2013 due to an increase in the number of orders processed and parcels shipped. Late in the third quarter of 2014, we began outbound ecommerce services from the U.K., which had a small benefit to the full-year revenue. EBIT increased significantly in 2014 compared to 2013 primarily due to the increase in revenue and improved operating leverage which offset fixed costs and continued investments in global ecommerce technology and infrastructure.
Other
Other includes our Marketing Services business which was sold in May 2015.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity under our commercial paper program will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends, share repurchases and acquisitions. Cash and cash equivalents and short-term investments were $768 million at December 31, 2015 and $1,103 million at December 31, 2014. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash and cash equivalents held by our foreign subsidiaries were $470 million at both December 31, 2015 and December 31, 2014. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.

Cash Flow Summary
The change in cash and cash equivalents is as follows:

	Years Ended December 31,			Change
	2015	2014	2013	2015	2014
Net cash provided by operating activities	$514	$655	$625	$(141)	$30
Net cash (used in) provided by investing activities	(303)	(147)	241	(156)	(388)
Net cash used in financing activities	(571)	(312)	(868)	(259)	556
Effect of exchange rate changes on cash and cash equivalents	(44)	(29)	(13)	(15)	(16)
Change in cash and cash equivalents	$(404)	$167	$(15)	$(571)	$182
Cash flows from operations decreased $141 million in 2015 compared to 2014, primarily due to the timing of payments of accounts payable and accrued liabilities including, higher employee-related payments, and higher inventory purchases, primarily for parts and supplies in the U.S. and U.K., lower collections of accounts receivable due to timing and amounts received in the prior year for transition services in connection with the sale of our Management Services business. These decreases were partially offset by lower interest and tax payments.

Cash flows from operations increased $30 million in 2014 compared to 2013, primarily due to higher income and lower tax and interest payments partially offset by higher cash payments related to the early repayment of debt and changes in working capital accounts, primarily due to lower cash flows from changes in inventory and accounts receivable. Cash management initiatives implemented in 2013 significantly improved working capital and cash flows from operations. In 2014, we continued to see benefits from changes in accounts receivable and inventory; however, the benefits were not as dramatic as in 2013. The timing of payments for accounts payables and accrued liabilities partially offset these reductions in cash flow from working capital.

Cash flows used by investing activities were $156 million higher in 2015 compared to 2014. In 2015, we paid $394 million for acquisitions, purchased short term investments of $69 million, received proceeds of $292 million from the sale of Imagitas and $52 million from the sale of our former corporate headquarters building and other assets. During 2014, we received proceeds of $102 million from the sale of businesses.

Cash flows from investing activities were $388 million lower in 2014 compared to 2013. In 2014, we received $102 million from the sale of businesses compared to $390 million in 2013. Higher cash outflows of $48 million for the purchase of available for sale investments and $43 million of higher capital expenditures primarily due to spending on our global ERP system also contributed to the decrease in cash flows from investing activities in 2014.

Cash flows used in financing activities increased $259 million in 2015 due to higher net payments to reduce debt and higher stock repurchases in 2015. During 2015, we reduced total debt by $275 million and repurchased $132 million of our common shares compared to a net reduction in total debt of $91 million and share repurchases of $50 million in 2014. Cash flows from financing activities increased $556 million in 2014 due to the timing of debt activity. See Financing and Capitalization section below for a detailed discussion of our debt activity for 2015, 2014 and 2013.

Financings and Capitalization
We are a Well-Known Seasoned Issuer with the SEC, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is an important source of liquidity for us and a committed credit facility of $1.0 billion to support our commercial paper issuances. At December 31, 2015, there was $90 million of outstanding commercial paper borrowings with an effective interest rate of 1.1%. In 2015, commercial paper borrowings averaged $66 million at a weighted-average interest rate of 0.6% and the maximum amount of commercial paper outstanding at any point in time was $291 million. During 2014, we did not borrow under our commercial paper program. The credit facility was renewed in January 2015 and expires in January 2020. We have not drawn upon the credit facility.

2015 Activity
We redeemed the $110 million 5.25% notes due November 2022 at par plus accrued but unpaid interest and repaid the $275 million 5% notes. We also repaid $130 million of outstanding term loans and borrowed $150 million under a new term loan. The new term loan bears interest at the applicable Eurodollar Rate plus .90%. The Eurodollar Rate on the date of funding was .59%. The term loan matures in December 2016 but can be extended to June 2017 at our option.

In January 2016, we borrowed $300 million under a new term loan and used the proceeds to repay a portion of the $371 million, 4.75% notes due January 15, 2016. The remaining portion was repaid through cash from operations. The new term loan bears interest at the applicable Eurodollar Rate plus 1.25% and matures in December 2020. The Eurodollar Rate on the date of funding was .62%.

2014 Activity
We issued $500 million of 4.625% fixed rate 10-year notes. The notes mature in March 2024, but may be redeemed, at any time, in whole or in part, at our option. If the notes are redeemed prior to December 15, 2023, the redemption price will be equal to the sum of 100% of the principal amount, accrued and unpaid interest and a make-whole payment. Net proceeds of $493 million received after fees and discounts were used to fund the 2014 Tender Offer (see below).
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
We also repaid $100 million of outstanding term loans and received a loan of $16 million from the State of Connecticut in connection with the relocation of our corporate headquarters. The loan consisted of a $15 million development loan and $1 million jobs-training grant that is subject to refund if certain conditions are not met. The loan requires monthly interest payments through November 2020 and principal and interest payments from December 2020 through maturity in November 2024. In 2015, we satisfied the conditions under the jobs-training grant.
2013 Activity
We issued $425 million of 6.7% fixed-rate 30-year notes. The notes mature in March 2043, but may be redeemed, in whole or in part, at our option any time on or after March 2018 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. Net proceeds of $412 million received after fees and discounts were used to fund the 2013 Tender Offer (see below).

We redeemed an aggregate $405 million of the 4.875% notes due 2014, the 5.0% notes due 2015, and the 4.75% notes due 2016 through a cash tender offer (the 2013 Tender Offer). Holders who validly tendered their notes received the principal amount, all accrued and unpaid interest and a premium payment. We received $5 million from the unwinding of certain interest rate swap agreements and recognized a net loss of $25 million, consisting primarily of the premium payment.

We redeemed $375 million of maturing 3.875% notes and an additional $300 million of 4.875% notes that were scheduled to mature in August 2014. In connection with the early redemption of the notes, we received $3 million from the unwinding of an interest rate swap and incurred expenses of $8 million, consisting primarily of a premium payment.

Debt Maturities
We have $2 billion of debt maturing within the next five years. While we fully expect to be able to fund these maturities with cash or by refinancing through the U.S. capital markets, these obligations could increase our vulnerability to adverse market conditions and impact our ability to refinance existing maturities. In addition, in October 2016, the $300 million of outstanding Preferred Stock of one of our subsidiaries is redeemable at our option. If we do not redeem, the dividend rate increases 50% and will increase 50% every six months thereafter. We are currently evaluating various alternatives to redeem or refinance the Preferred Stock. See Note 16` to the Consolidated Financial Statements.

Dividends and Share Repurchases
We paid dividends to our common stockholders of $150 million ($0.75 per share), $152 million ($0.75 per share) and $189 million ($0.94 per share) in 2015, 2014 and 2013, respectively. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount of a dividend. There are no material restrictions on our ability to declare dividends.

We repurchased $132 million of our common shares during 2015 and $50 million of our common shares during 2014. At December 31, 2015, we had authorization to repurchase up to $65 million of our common shares. In February 2016, we received authorization to repurchase an additional $150 million of outstanding stock. We expect to repurchase up to $215 million of our common stock during 2016.

Contractual Obligations
The following table summarizes our known contractual obligations at December 31, 2015 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due in
	Total	2016	2017-18	2019-20	After 2020
Commercial paper borrowings	$90	$90	$—	$—	$—
Debt maturities	2,862	371	1,135	301	1,055
Interest payments on debt (1)	1,261	133	205	119	804
Preferred stock (2)	300	300	—	—	—
Non-cancelable operating lease obligations	202	40	57	37	68
Purchase obligations (3)	203	188	15	—	—
Pension plan contributions (4)	55	55	—	—	—
Retiree medical payments (5)	166	19	37	34	76
Total	$5,139	$1,196	$1,449	$491	$2,003

The amount and period of future payments related to our income tax uncertainties cannot be reliably estimated and are not included in the above table. See Note 15 to the Consolidated Financial Statements for further details.

(1)	Assumes all debt is held to maturity. Certain notes are redeemable, either at our option or the bondholders, at par plus accrued interest before the scheduled maturity date.

(2)
Represents outstanding Preferred Stock of one of our subsidiaries that is redeemable at our option. If we do not redeem by October 30, 2016, the dividend rate increases 50% and will increase 50% every six months thereafter.

(3)
Includes unrecorded agreements to purchase goods or services that are enforceable and legally binding upon us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(4)	Represents the amount of contributions we anticipate making to our pension plans during 2016; however, we will assess our funding alternatives as the year progresses.

(5)
Our retiree health benefit plans are non-funded plans and cash contributions are made each year to cover medical claims costs incurred. The amounts reported in the above table represent our estimate of future benefits payments.

Off-Balance Sheet Arrangements
At December 31, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations or liquidity. See Note 17 to the Consolidated Financial Statements for detailed information about our commitments and contingencies.

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

Pension benefits
The valuation of our pension assets and obligations and the calculation of net periodic pension expense are dependent on assumptions and estimates relating to, among other things, the interest rate used to discount the future estimated liability (discount rate) and the expected rate of return on plan assets. These assumptions are evaluated and updated annually and are described in further detail in Note 14 to the Consolidated Financial Statements.

The discount rate for our largest plan, the U.S. Qualified Pension Plan (the U.S. Plan) is determined by matching the expected cash flows associated with our benefit obligations to a pool of corporate long-term, high-quality fixed income debt instruments available as of the measurement date. The discount rate for our largest foreign plan, the U.K. Qualified Pension Plan (the U.K. Plan), is determined by using a model that discounts each year's estimated benefit payments by an applicable spot rate derived from a yield curve created from a large number of high quality corporate bonds. The discount rate used in the determination of net periodic pension expense for 2015 was 4.15% for the U.S. Plan and 3.7% for the U.K. Plan. For 2016, the discount rate used in the determination of net periodic pension expense for the U.S. Plan and the U.K. Plan will be 4.55% and 3.75%, respectively. A 0.25% change in the discount rate would impact annual pension expense by less than $1 million for both the U.S. Plan and the U.K. Plan, and the projected benefit obligation of the U.S. Plan and U.K. Plan by $43 million and $21 million, respectively.

Pension assets are exposed to various risks such as interest rate, market and credit risks. We invest our pension plan assets in a variety of investment securities in accordance with our strategic asset allocation policy. The expected return on plan assets is based on historical and expected future returns for current and targeted asset allocations for each asset class in the investment portfolio, adjusted for historical and expected experience of active portfolio management results, as compared to the benchmark returns. The expected rate of return on plan assets used in the determination of net periodic pension expense for 2015 was 7.0% for both the U.S. Plan and the U.K. Plan. For 2016, the expected rate of return on plan assets used in the determination of net periodic pension expense for the U.S. Plan will be 7.0% and the U.K. Plan will be 6.5%. A 0.25% change in the expected rate of return on plan assets would impact annual pension expense for the U.S. Plan by $4 million and the U.K. Plan by $1 million. See Note 14 to the Consolidated Financial Statements for information about the allocation of pension assets.

Actual pension plan results that differ from our assumptions and estimates are accumulated and amortized over the life expectancy of inactive plan participants and affect future pension expense. Net pension expense is also based on a market-related valuation of plan assets where differences between the actual and expected return on plan assets are recognized in the calculation of the market-related value of assets over a five-year period. Effective December 31, 2014, plan benefits for participants in a majority of our U.S. and foreign pension plans were frozen.

Residual value of leased assets
We provide financing for our equipment sales primarily through sales-type leases. Equipment residual values are determined at inception of the lease using estimates of fair value at the end of the lease term. Residual value estimates impact the determination of whether a lease is classified as an operating lease or a sales-type lease. Estimates of equipment fair value at end of lease term are based primarily on our historical experience. We also consider forecasted supply and demand for our various products, product retirement and future product launch plans, end of lease client behavior, regulatory changes, remanufacturing strategies, used equipment markets, if any, competition and technological changes.

We evaluate residual values on an annual basis or sooner if circumstances warrant. Declines in estimated residual values considered "other-than-temporary" are recognized immediately. Estimated increases in future residual values are not recognized until the equipment is remarketed. If the actual residual value of leased assets were 10% lower than management's current estimates, pre-tax income would be lower by $11 million.

Allowances for doubtful accounts and credit losses
We estimate our credit risk for accounts receivables and finance receivables and provide allowances for estimated losses. We believe that our credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients. We continuously monitor collections and payments from our clients and evaluate the adequacy of the applicable allowance based on historical loss experience, past due status, adverse situations that may affect a client's ability to pay and prevailing economic conditions and make adjustments to the reserves as deemed necessary. This evaluation is inherently subjective and actual results may differ significantly from estimated reserves.

The allowance for doubtful accounts as a percentage of trade receivables was 2.0% at December 31, 2015 and 2.4% at December 31, 2014. Holding all other assumptions constant, a 0.25% change in the allowance rate at December 31, 2015 would have changed the 2015 provision by $1 million.

Total allowance for credit losses as a percentage of finance receivables was 1.3% at December 31, 2015 and 1.5% at December 31, 2014. Holding all other assumptions constant, a 0.25% change in the allowance rate at December 31, 2015 would have changed the 2015 provision by $4 million.

Income taxes and valuation allowance
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our annual tax rate is based on income, statutory tax rates, tax reserve changes and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining the annual tax rate and in evaluating our tax positions.

We regularly assess the likelihood of tax adjustments in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. Tax reserves have been established that we believe to be appropriate given the possibility of tax adjustments. Determining the appropriate level of tax reserves requires us to exercise judgment regarding the uncertain application of tax laws. The amount of reserves is adjusted when information becomes available or when an event occurs indicating a change in the reserve is appropriate. Future changes in tax reserve requirements could have a material impact on our financial condition or results of operations.

Significant judgment is also required in determining the amount of valuation allowance to be recorded against deferred tax assets. In assessing whether a valuation allowance is necessary, and the amount of such allowance, we consider all available evidence for each jurisdiction including historical operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies.

If new information becomes available that would alter our estimate of the amount of deferred tax assets that will ultimately be realized, we adjust the valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

Impairment review
Long-lived and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The estimated future undiscounted cash flows expected to result from the use and eventual disposition of the assets is compared to the carrying value. We derive the cash flow estimates from our long-term business plans and historical experience. If the sum of the undiscounted cash flows is less than the asset's carrying value, an impairment charge is recorded for an amount by which the carrying value exceeds its fair value. The fair value of the impaired asset is determined using probability weighted expected cash flow estimates, quoted market prices when available and appraisals, as appropriate. Changes in the estimates and assumptions incorporated in our impairment assessment could materially affect the determination of fair value and the associated impairment charge.

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

Significant estimates and assumptions are used in our goodwill impairment review and include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. The fair value of each reporting unit is determined based on a combination of techniques, including the present value of future cash flows, multiples of competitors and multiples from sales of like businesses. The assumptions used to estimate fair value are based on projections incorporated in our current operating plans as well as other available information. Our operating plans include significant assumptions and estimates associated with sales growth, profitability and related cash flows, along with cash flows associated with taxes and capital spending. The determination of fair value also incorporates a risk-adjusted discount rate based on current interest rates and the economic conditions of the reporting unit. We also consider other assumptions that market participants may use. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit. Potential events and circumstances, such as the inability to acquire new clients, downward pressures on pricing and rising interest rates could have an adverse impact on our assumptions and result in non-cash impairment charges in future periods.

Based on the results of the annual impairment test performed during the fourth quarter of 2015, we determined that the estimated fair value of each of the reporting units exceeded their carrying value by more than 20%.

Stock-based compensation expense
We recognize compensation cost for stock-based awards based on the estimated fair value of the award, net of estimated forfeitures. Compensation costs for those shares expected to vest are recognized on a straight-line basis over the requisite service period.

The fair value of stock awards is estimated using a Black-Scholes valuation model or Monte Carlo simulation model. These models require assumptions to be made regarding the expected stock price volatility, risk-free interest rate, life of the award and dividend yield. The expected stock price volatility is based on historical price changes of our stock. The risk-free interest rate is based on U.S. Treasuries with a term equal to the expected life of the stock award. The expected life of the award and dividend yield are based on historical experience.

We believe that the valuation techniques and the underlying assumptions are appropriate in estimating the fair value of our stock-based awards. If factors change causing our assumptions to change, our stock-based compensation expense could be different in the future. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Legal and Regulatory Matters
See Legal Proceedings in Item 3 for information regarding our legal proceedings and Other Tax Matters in Note 15 to the Consolidated Financial Statements for regulatory matters regarding our tax returns.

Foreign Currency Exchange
During 2015, we derived 25% of our consolidated revenue from operations outside the United States. The functional currency for most of our foreign operations is the local currency. Our largest foreign currency exposures are to the British pound, Euro, Canadian dollar, Australian dollar and Japanese Yen (see Note 10 to the Consolidated Financial Statements for information regarding our foreign exchange derivative instruments). Changes in the value of the U.S. dollar relative to the currencies of countries in which we operate impact our reported assets, liabilities, revenue and expenses. Exchange rate fluctuations can also impact the settlement of intercompany receivables and payables between our subsidiaries in different countries. For the years ended December 31, 2015, 2014 and 2013, the translation of foreign currencies to U.S. dollar decreased revenues by 4.0%, 0.4% and 0.4%, respectively. A continuing strong U.S. dollar could adversely affect our reported revenues and profitability, both from a translation perspective as well as a competitive perspective, as the cost of international competitors' products and solutions improve relative to products and solutions sold from the U.S. A strengthening dollar could also continue to affect the demand for U.S. goods sold to consumers in other countries through our global ecommerce solutions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of interest rate changes and foreign currency fluctuations due to our investing and funding activities and our operations denominated in different foreign currencies. Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility in earnings and cash flows associated with the effect of foreign currency exchange rate changes on transactions that are denominated in foreign currencies. Accordingly, we enter into various contracts, which change in value as foreign currency exchange rates change, to protect the value of external and intercompany transactions. The principal currencies actively hedged are the British pound and Euro.
At December 31, 2015, 92% of our debt was fixed rate obligations at a weighted average interest rate of 5.2%. Our variable rate debt, which consists of commercial paper and term loans, had a weighted average interest rate at December 31, 2015 of 1.35%. A one-percentage point change in the effective interest rate of our variable rate debt would not have had a material impact on our 2015 pre-tax income. To limit the volatility and impact of changing interest rates on earnings and cash flows, we may from time to time enter into interest rate swap agreements that convert fixed rate interest payments to variable rates and vice versa. During 2015 and 2014, we did not enter into any interest rate swap agreements.
We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. We do not enter into foreign currency or interest rate transactions for speculative purposes. The gains and losses on these contracts are intended to offset changes in the value of the related exposures.
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
During 2015 and 2014, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, using the variance/co-variance technique described above, was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See "Index to Consolidated Financial Statements and Supplemental Data" in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to reasonably assure that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.

Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable (and not absolute) assurance of achieving the desired control objectives. Management, under the direction of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 or Rule 15d-15 under the Exchange Act. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2015.

We acquired Borderfree in a purchase business combination on in June 2015 as described in Note 3 to our Consolidated Financial Statements included in this Form 10-K. We are in the process of reviewing and evaluating the business and internal controls and processes of Borderfree and are implementing our internal control structure over this acquired business. Our evaluation and integration efforts will continue into 2016.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of the internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2015, the internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control - Integrated Framework (2013).

Pursuant to SEC guidance, a recently acquired business may be omitted from the scope of assessment of the effectiveness of internal control over financial reporting in the year of acquisition. Accordingly, the recently acquired Borderfree business was excluded from our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015. The Borderfree business represents 8% of total assets and less than 2% of total revenue.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than information regarding our executive officers disclosed in Part I of this Annual Report, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

Code of Ethics
We have a Business Practices Guidelines (BPG) that applies to all our officers and other employees. Our Board of Directors also has a Code of Business Conduct and Ethics (the Code) that applies to our directors. The BPG and the Code are posted on our corporate governance website located at www.pb.com/us/our-company/leadership-and-governance/corporate-governance.html. Amendments to either the BPG or the Code and any waiver from a provision of the BPG or the Code requiring disclosure will be disclosed on our corporate governance website.

Audit Committee; Audit Committee Financial Expert
The information regarding the Audit committee, its members and the Audit Committee financial experts is incorporated by reference to our Proxy Statement to filed in connection with the 2016 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2015 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	11,606,329	$28.18	20,092,604
Equity compensation plans not approved by security holders	—	—	—
Total	11,606,329	$28.18	20,092,604

Other than information regarding securities authorized for issuance under equity compensation plans, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial statements - see "Index to Consolidated Financial Statements and Supplemental Data" on page 37 of this Form 10-K.
2.    Financial statement schedules - see "Index to Consolidated Financial Statements and Supplemental Data" on page 37 of this Form 10-K.
3.    Index to Exhibits

Reg. S-K exhibits	Description	Status or incorporation by reference
3(a)	Restated Certificate of Incorporation of Pitney Bowes Inc.	Incorporated by reference to Exhibit 3(c) to Form 8-K filed with the Commission on May 12, 2011 (Commission file number 1-3579)
3(b)	Pitney Bowes Inc. Amended and Restated By-laws (effective May 10, 2013)	Incorporated by reference to Exhibit 3(d) to Form 8-K filed with the Commission on May 13, 2013 (Commission file number 1-3579)
4(a)	Form of Indenture between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (No. 333-72304) filed with the Commission on October 26, 2001
4(b)	Supplemental Indenture No. 1 dated April 18, 2003 between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on August 18, 2004
4(c)	Form of Indenture between the Company and Citibank, N.A., as Trustee, dated as of February 14, 2005	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3ASR (No. 333-151753) filed with the Commission on June 18, 2008
4(d)	First Supplemental Indenture, by and among Pitney Bowes Inc., The Bank of New York, and Citibank, N.A., to the Indenture, dated as of February 14, 2005, by and between the Company and Citibank	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on October 24, 2007 (Commission file number 1-3579)
10(a) *	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 1993 (Commission file number 1-3579)
10(b) *	Pitney Bowes Inc. Directors' Stock Plan (as amended and restated 1999)	Incorporated by reference to Exhibit (i) to Form 10-K filed with the Commission on March 30, 2000 (Commission file number 1-3579)
10(b.1) *	Pitney Bowes Inc. Directors' Stock Plan (Amendment No. 1, effective as of May 12, 2003)	Incorporated by reference to Exhibit 10 to Form 10-Q filed with the Commission on August 11, 2003 (Commission file number 1-3579)
10(b.2) *	Pitney Bowes Inc. Directors' Stock Plan (Amendment No. 2, effective as of May 1, 2007)	Incorporated by reference to Exhibit 10(b.2) to Form 10-K filed with the Commission on March 1, 2007 (Commission file number 1-3579)
10(b.3) *	Pitney Bowes Inc. Directors' Stock Plan (Amended and Restated effective May 12, 2014)	Exhibit 10(b.3)
10(c) *	Pitney Bowes Stock Plan (as amended and restated as of January 1, 2002)	Incorporated by reference to Annex 1 to the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Commission on March 26, 2002 (Commission file number 1-3579)
10(d) *	Pitney Bowes Inc. 2007 Stock Plan (as amended November 7, 2009)	Incorporated by reference to Exhibit (v) to Form 10-K filed with the Commission on February 26, 2010 (Commission file number 1-3579)
10(e) *	Pitney Bowes Inc. Key Employees' Incentive Plan (as amended and restated October 1, 2007) (as amended November 7, 2009)	Incorporated by reference to Exhibit (iv) to Form 10-K filed with the Commission on February 26, 2010 (Commission file number 1-3579)
10(f) *	Pitney Bowes Severance Plan (as amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit 10(e) to Form 10-K filed with the Commission on February 29, 2008 (Commission file number 1-3579)
10(g) *	Pitney Bowes Senior Executive Severance Policy (as amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit 10(f) to Form 10-K filed with the Commission on February 29, 2008 (Commission file number 1-3579)

Reg. S-K exhibits	Description	Status or incorporation by reference
10(h) *	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors, as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(g) to Form 10-K filed with the Commission on February 26, 2009 (Commission file number 1-3579)
10(i) *	Pitney Bowes Inc. Deferred Incentive Savings Plan as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(h) to Form 10-K filed with the Commission on February 26, 2009 (Commission file number 1-3579)
10(j) *	Pitney Bowes Inc. 1998 U.K. S.A.Y.E. Stock Option Plan	Incorporated by reference to Annex II to the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the Commission on March 23, 2006 (Commission file number 1-3579)
10(k) *	Form of Long Term Incentive Award Agreement	Incorporated by reference to Exhibit 10(k) to Form 10-K filed with the Commission on February 21, 2014 (Commission file number 1-3579)
10(l)*	Stock purchase agreement dated May 11, 2015 between Pitney Bowes Inc. and Red Ventures HoldCo, LP.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed May 11, 2015 (Commission file number 1-3579)
10(m)*	Agreement and plan of mergers dated May 5, 2015, by and among Pitney Bowes Inc., BrickBreaker Acquisition Corp and Borderfree Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed May 7, 2015 (Commission file number 1-3579)
10(o)*	Pitney Bowes Director Equity Deferral plan dated November 8, 2013 (effective May 12, 2014)	Exhibit 10(o)
10(p)*	Pitney Bowes Executive Equity Deferral Plan dated November 7, 2014	Exhibit 10(p)
10(q)*	Pitney Bowes Inc. 2013 Stock Plan	Incorporated by reference to Annex A to the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders filed with the Commission on March 25, 2013 (Commission file number 1-3579)
12	Computation of ratio of earnings to fixed charges	Exhibit 12
21	Subsidiaries of the registrant	Exhibit 21
23	Consent of experts and counsel	Exhibit 23
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

Date: February 22, 2016        PITNEY BOWES INC.
Registrant

By: /s/ Marc B. Lautenbach
Marc B. Lautenbach
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc B. Lautenbach Marc B. Lautenbach	President and Chief Executive Officer - Director	February 22, 2016
/s/ Michael Monahan Michael Monahan	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	February 22, 2016
/s/ Steven J. Green Steven J. Green	Vice President-Finance and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2016
/s/ Michael I. Roth Michael I. Roth	Non-Executive Chairman - Director	February 22, 2016
/s/ Linda G. Alvarado Linda G. Alvarado	Director	February 22, 2016
/s/ Anne M. Busquet Anne M. Busquet	Director	February 22, 2016
/s/ Roger Fradin Roger Fradin	Director	February 22, 2016
/s/ Anne Sutherland Fuchs Anne Sutherland Fuchs	Director	February 22, 2016
/s/ S. Douglas Hutcheson S. Douglas Hutcheson	Director	February 22, 2016
/s/ Eduardo R. Menascé Eduardo R. Menascé	Director	February 22, 2016
/s/ Linda S. Sanford Linda S. Sanford	Director	February 22, 2016
/s/ David L. Shedlarz David L. Shedlarz	Director	February 22, 2016
/s/ David B. Snow, Jr. David B. Snow, Jr.	Director	February 22, 2016

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Pitney Bowes Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Pitney Bowes Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities as of December 31, 2015.
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
As described in the Report of Management on Internal Control over Financial Reporting, management has excluded Borderfree from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded Borderfree from our audit of internal control over financial reporting. Borderfree is a wholly-owned subsidiary whose total consolidated assets and total consolidated net revenues represent approximately 8% and approximately 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/PricewaterhouseCoopers LLP
Stamford, CT
February 22, 2016

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue:
Equipment sales	$695,159	$770,371	$867,593
Supplies	288,103	300,040	285,730
Software	386,506	429,743	398,664
Rentals	441,663	484,629	512,493
Financing	410,035	432,859	448,906
Support services	554,764	625,135	646,657
Business services	801,830	778,727	631,292
Total revenue	3,578,060	3,821,504	3,791,335
Costs and expenses:
Cost of equipment sales	331,069	365,724	422,580
Cost of supplies	88,802	93,675	89,365
Cost of software	113,580	123,760	110,653
Cost of rentals	84,188	97,338	100,335
Financing interest expense	71,791	78,562	77,719
Cost of support services	322,960	377,003	400,038
Cost of business services	546,201	544,729	449,932
Selling, general and administrative	1,279,961	1,378,400	1,420,096
Research and development	110,156	109,931	110,412
Restructuring charges and asset impairments, net	25,782	84,560	84,344
Interest expense, net	87,583	90,888	109,268
Other (income) expense, net	(94,838)	45,738	32,639
Total costs and expenses	2,967,235	3,390,308	3,407,381
Income from continuing operations before income taxes	610,825	431,196	383,954
Provision for income taxes	189,778	112,815	77,967
Income from continuing operations	421,047	318,381	305,987
Income (loss) from discontinued operations, net of tax	5,271	33,749	(144,777)
Net income	426,318	352,130	161,210
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	18,375	18,375	18,375
Net income - Pitney Bowes Inc.	$407,943	$333,755	$142,835
Amounts attributable to common stockholders:
Net income from continuing operations	$402,672	$300,006	$287,612
Income (loss) from discontinued operations, net of tax	5,271	33,749	(144,777)
Net income - Pitney Bowes Inc.	$407,943	$333,755	$142,835
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$2.01	$1.49	$1.43
Discontinued operations	0.03	0.17	(0.72)
Net income - Pitney Bowes Inc.	$2.04	$1.65	$0.71
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$2.00	$1.47	$1.42
Discontinued operations	0.03	0.17	(0.71)
Net income - Pitney Bowes Inc.	$2.03	$1.64	$0.70

Dividends declared per share of common stock	$0.75	$0.75	$0.9375

(1)	The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2015	2014	2013

Net income	$426,318	$352,130	$161,210
Less: Preferred stock dividends attributable to noncontrolling interests	18,375	18,375	18,375
Net income - Pitney Bowes Inc.	407,943	333,755	142,835
Other comprehensive (loss) income, net of tax:
Foreign currency translations	(88,137)	(93,368)	(46,236)
Net unrealized gain on cash flow hedges, net of tax of $484, $1,080 and $894, respectively	777	1,691	1,397
Net unrealized (loss) gain on available for sale securities, net of tax of $(1,427), $2,775 and $(3,689), respectively	(2,430)	4,735	(6,282)
Adjustments to pension and postretirement plans, net of tax of $13,844, $(106,336) and $64,316, respectively	19,146	(212,818)	122,023
Amortization of pension and postretirement costs, net of tax of $15,966, $15,643 and $19,228, respectively	28,165	28,160	35,755
Other comprehensive (loss) income	(42,479)	(271,600)	106,657
Comprehensive income - Pitney Bowes Inc.	$365,464	$62,155	$249,492

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$650,557	$1,054,118
Short-term investments	117,021	49,135
Accounts receivable (net of allowance of $9,262 and $10,742, respectively)	457,327	437,275
Short-term finance receivables (net of allowance of $15,514 and $19,108, respectively)	935,170	1,000,304
Inventories	88,824	84,827
Current income taxes	6,584	28,584
Other current assets and prepayments	64,325	57,173
Assets held for sale	—	52,271
Total current assets	2,319,808	2,763,687
Property, plant and equipment, net	330,088	285,091
Rental property and equipment, net	180,662	200,380
Long-term finance receivables (net of allowance of $6,249 and $9,002, respectively)	763,054	819,721
Goodwill	1,745,957	1,672,721
Intangible assets, net	187,378	82,173
Noncurrent income taxes	70,294	98,806
Other assets	544,221	577,123
Total assets	$6,141,462	$6,499,702

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,448,321	$1,572,971
Current income taxes	16,620	30,527
Current portion of long-term obligations	461,085	324,879
Advance billings	353,025	386,846
Total current liabilities	2,279,051	2,315,223
Deferred taxes on income	205,668	114,950
Tax uncertainties and other income tax liabilities	68,429	86,127
Long-term debt	2,507,912	2,927,127
Other noncurrent liabilities	605,310	682,646
Total liabilities	5,666,370	6,126,073

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370
Commitments and contingencies (See Note 17)

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	1	1
Cumulative preference stock, no par value, $2.12 convertible	505	548
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	161,280	178,852
Retained earnings	5,155,537	4,897,708
Accumulated other comprehensive loss	(888,635)	(846,156)
Treasury stock, at cost (127,816,704 and 122,309,948 shares, respectively)	(4,573,305)	(4,477,032)
Total Pitney Bowes Inc. stockholders’ equity	178,721	77,259
Total liabilities, noncontrolling interests and stockholders’ equity	$6,141,461	$6,499,702

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$426,318	$352,130	$161,210
Restructuring payments	(62,086)	(56,162)	(59,520)
Tax and other payments on sale of businesses and leveraged lease assets	—	—	(75,545)
Net tax (payments) receipts from other investments	(20,602)	5,737	—
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charges and asset impairments	25,782	83,466	86,175
Goodwill impairment	—	—	101,415
Depreciation and amortization	173,312	198,088	211,243
(Gain) loss on sale of businesses	(105,826)	(28,151)	42,450
Gain on sale of leveraged lease assets, net of tax	(2,152)	—	—
Stock-based compensation	21,049	17,446	14,921
Proceeds from settlement of derivative instruments	—	—	8,059
Deferred tax provision (benefit)	40,184	1,454	(33,770)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net of acquisitions/divestitures	(13,844)	45,046	58,980
Decrease in finance receivables	96,611	119,668	123,587
(Increase) decrease in inventories	(7,621)	9,104	67,188
(Increase) decrease in other current assets and prepayments	(10,787)	(10,106)	3,172
Decrease in accounts payable and accrued liabilities	(111,953)	(51,080)	(95,843)
Increase (decrease) in current and non-current income taxes	21,567	(52,080)	6,322
Increase (decrease) in advance billings	1,344	(18,695)	(16,450)
Other, net	43,343	39,661	21,230
Net cash provided by operating activities	514,639	655,526	624,824
Cash flows from investing activities:
Purchases of available-for-sale securities	(205,256)	(680,582)	(374,230)
Proceeds from sales/maturities of investment securities	207,063	628,727	370,631
Purchases of held-to-maturity investments	(69,329)	—	—
Capital expenditures	(166,329)	(180,556)	(137,512)
Proceeds from sale of assets	52,110	—	—
Reserve account deposits and other	(24,202)	(15,666)	(20,104)
Proceeds from sale of businesses, net of cash transferred	289,211	102,392	389,680
Acquisitions, net of cash acquired	(393,695)	—	—
Other investing activities	7,339	(1,585)	12,691
Net cash (used in) provided by investing activities	(303,088)	(147,270)	241,156
Cash flows from financing activities:
Proceeds from issuance of long-term debt	150,950	508,525	411,613
Principal payments of long-term obligations	(516,070)	(599,850)	(1,079,207)
Increase in short-term borrowings	90,000	—	—
Dividends paid to stockholders	(150,114)	(151,611)	(188,846)
Dividends paid to noncontrolling interests	(18,375)	(18,375)	(18,375)
Common stock repurchases	(131,719)	(50,003)	—
Other financing activities	4,603	(530)	6,753
Net cash used in financing activities	(570,725)	(311,844)	(868,062)
Effect of exchange rate changes on cash and cash equivalents	(44,387)	(29,082)	(12,973)
(Decrease) increase in cash and cash equivalents	(403,561)	167,330	(15,055)
Cash and cash equivalents at beginning of period	1,054,118	886,788	901,843
Cash and cash equivalents at end of period	$650,557	$1,054,118	$886,788
Cash interest paid	$165,287	$180,250	$199,505
Cash income tax payments, net of refunds	$138,877	$203,193	$224,432
See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Preferred stock	Preference stock	Common Stock	Additional Paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at December 31, 2012	$4	$648	$323,338	$223,847	$4,761,575	$(681,213)	$(4,500,795)	$127,404
Net income - Pitney Bowes Inc.	—	—	—	—	142,835	—	—	142,835
Other comprehensive loss	—	—	—	—	—	106,657	—	106,657
Cash dividends
Common	—	—	—	—	(188,800)	—	—	(188,800)
Preference	—	—	—	—	(46)	—	—	(46)
Issuances of common stock	—	—	—	(40,569)	—	—	42,774	2,205
Conversions to common stock	—	(57)	—	(1,222)	—	—	1,279	—
Stock-based compensation	—	—	—	14,921	—	—	—	14,921
Balance at December 31, 2013	4	591	323,338	196,977	4,715,564	(574,556)	(4,456,742)	205,176
Net income - Pitney Bowes Inc.	—	—	—	—	333,755	—	—	333,755
Other comprehensive income	—	—	—	—	—	(271,600)	—	(271,600)
Cash dividends
Common	—	—	—	—	(151,567)	—	—	(151,567)
Preference	—	—	—	—	(44)	—	—	(44)
Issuances of common stock	—	—	—	(27,081)	—	—	28,697	1,616
Conversions to common stock	(3)	(43)	—	(970)	—	—	1,016	—
Stock-based compensation	—	—	—	17,446	—	—	—	17,446
Repurchase of common stock	—	—	—	—	—	—	(50,003)	(50,003)
Repurchase of subsidiary shares from noncontrolling interest	—	—	—	(7,520)	—	—	—	(7,520)
Balance at December 31, 2014	1	548	323,338	178,852	4,897,708	(846,156)	(4,477,032)	77,259
Net income - Pitney Bowes Inc.	—	—	—	—	407,943	—	—	407,943
Other comprehensive loss	—	—	—	—	—	(42,479)	—	(42,479)
Cash dividends
Common	—	—	—	—	(150,073)	—	—	(150,073)
Preference	—	—	—	—	(41)	—	—	(41)
Issuances of common stock	—	—	—	(37,705)	—	—	34,487	(3,218)
Conversions to common stock		(43)	—	(916)	—	—	959	—
Stock-based compensation	—	—	—	21,049	—	—	—	21,049
Repurchase of common stock	—	—	—	—	—	—	(131,719)	(131,719)
Balance at December 31, 2015	$1	$505	$323,338	$161,280	$5,155,537	$(888,635)	$(4,573,305)	$178,721

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

As a result of the acquisition of Borderfree, Inc. (Borderfree) in June 2015 and the sale of our Marketing Services business, Imagitas, in May 2015 (see Note 3), we realigned our segment reporting to conform to the way we now manage our segments and recast prior period amounts to conform to the current year presentation (see Note 2). Our business continues to be organized around three distinct sets of solutions – Small and Medium Business (SMB) Solutions, Enterprise Business Solutions and Digital Commerce Solutions (DCS). Under the new segment reporting, there were no changes to SMB Solutions or Enterprise Business Solutions; however, within DCS, our Software Solutions operations and Global Ecommerce operations are reported as reportable segments. The Other segment is comprised of Imagitas. Imagitas was previously reported in DCS.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and accompanying disclosures, including the disclosure of contingent assets and liabilities. These estimates and assumptions are based on management's best knowledge of current events, historical experience and other information available when the financial statements are prepared. These estimates include, but are not limited to, revenue recognition for multiple element arrangements, the allocation of purchase price to tangible and intangible assets acquired and liabilities assumed in business combinations, goodwill and intangible asset impairment review, allowance for doubtful accounts and credit losses, residual values of leased assets, useful lives of long-lived and intangible assets, restructuring costs, pensions and other postretirement costs, income tax reserves, deferred tax asset valuation allowance, stock-based compensation expense and loss contingencies. Actual results could differ from those estimates and assumptions.

Cash Equivalents and Short-Term Investments
Cash equivalents include liquid investments with maturities of three months or less at the date of purchase. Short-term investments include investments with a maturity of greater than three months but less than one year from the reporting date.

Investment Securities
Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Investment securities not classified as held-to-maturity are classified as available-for-sale and recorded at fair value, with unrealized gains and losses reported in other comprehensive income, net of tax. Purchase premiums and discounts are recognized in interest income using the effective interest method over the term of the security. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific identification method. Investment securities are recorded in the Consolidated Balance Sheets as cash and cash equivalents, short-term investments and other assets depending on the investment's maturity.

Accounts Receivable and Allowance for Doubtful Accounts
We estimate the probable losses on accounts receivable and provide an allowance for doubtful accounts. The estimate of probable losses is based on historical loss experience, aging of receivables, adverse situations that may affect a client's ability to pay and prevailing economic conditions. We continually evaluate the adequacy of the allowance for doubtful accounts and make adjustments as necessary. The assumptions used in determining an estimate of probable losses are inherently subjective and actual results may differ significantly from estimated reserves.

Accounts receivable are generally due within 30 days after the invoice date. Accounts deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our accounts receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Finance Receivables and Allowance for Credit Losses
Finance receivables are composed of sales-type lease receivables and unsecured revolving loan receivables. We estimate the probable losses and provide an allowance for credit losses. The estimate of probable losses is based on historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a client's ability to pay, prevailing economic conditions and our ability to manage the collateral. We continually evaluate the adequacy of the allowance for credit losses and make adjustments as necessary. The assumptions used in determining an estimate of credit losses are inherently subjective and actual results may differ significantly from estimated reserves.

We establish credit approval limits based on the credit quality of the client and the type of equipment financed. Our policy is to discontinue revenue recognition for lease receivables that are more than 120 days past due and for unsecured loan receivables that are more than 90 days past due. We resume revenue recognition when the client's payments reduce the account aging to less than 60 days past due. Finance receivables deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our finance receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients.

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

We capitalize certain costs of software developed for internal use. Capitalized costs include purchased materials and services, payroll and personnel-related costs and interest. The cost of internally developed software is amortized on a straight-line basis over its estimated useful life, principally three to 10 years

Intangible assets
Finite-lived intangible assets are amortized over their estimated useful lives, principally three to 15 years, using either the straight-line method or an accelerated attrition method.

Research and Development Costs
Research and product development costs include engineering costs related to research and product development activities and are expensed as incurred.

Impairment Review for Long-lived and Finite-Lived Intangible Assets
Long-lived assets and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset is compared to the asset's carrying value. If the sum of the undiscounted cash flows is less than the asset's carrying value, an impairment charge is recorded for an amount by which the asset's carrying value exceeds its fair value. The fair value of the impaired asset is determined using probability weighted expected cash flow estimates, quoted market prices when available and appraisals, as appropriate. We derive cash flow estimates from our long-term business plans and historical experience.

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

Retirement Plans
Net periodic benefit cost includes current service cost, interest cost, expected return on plan assets and the amortization of actuarial gains and losses. Actuarial gains and losses arise from actual experiences that differ from previous assumptions as well as changes in assumptions including expected return on plan assets, discount rates used to measure pension and other postretirement obligations and life expectancy. The expected return on assets is measured using the market-related value of assets, which is a calculated value that recognizes changes in the fair value of plan assets over five years. Actuarial gains and losses are recognized in other comprehensive income, net of tax, and amortized to benefit cost over the life expectancy of inactive plan participants. The funded status of pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheets.

Stock-based Compensation
We measure compensation expense for stock-based awards based on the estimated fair value of the awards expected to vest (net of estimated forfeitures) and recognize the expense on a straight-line basis over the requisite service period. The fair value of stock awards is estimated using a Black-Scholes valuation model or a Monte Carlo simulation model. These models require assumptions be made regarding the expected stock price volatility, risk-free interest rate, life of the award and dividend yield. The expected stock price volatility is based on historical price changes of our stock. The risk-free interest rate is based on U.S. Treasuries with a term equal to the expected life of the stock award. The expected life of the award and expected dividend yield are based on historical experience. We believe that the valuation techniques and underlying assumptions are appropriate in estimating the fair value of stock awards.

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

Sales Revenue
Sales of Equipment
We sell equipment directly to our customers and to distributors (re-sellers) throughout the world. We recognize revenue from these sales when the risks and rewards of ownership transfer to the client, which is generally upon shipment or acceptance by the customer. We recognize revenue from the sale of equipment under sales-type leases as equipment sales revenue at the inception of the lease. We do not typically offer any rights of return or stock balancing rights. Sales revenue from customized equipment, mail creation equipment and shipping products is generally recognized when installed.

Sales of Supplies
Revenue related to supplies is generally recognized upon delivery.

Standalone Software Sales and Integration Services
We also have multiple element arrangements containing only software and software related elements. Software related elements may include maintenance and support services, data subscriptions, training and integration services. Under these multiple element arrangements, we allocate revenue based on VSOE for software related elements and use the residual method to determine the amount of software licenses revenue. Under the residual method, the fair-value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and recognized as revenue. The majority of our software license

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

arrangements are bundled with maintenance and support services and we establish VSOE of fair value using a bell-shaped curve analysis for maintenance and support services renewal rates. If we cannot obtain VSOE for any undelivered software element, revenue is deferred until all deliverables have been delivered or until VSOE can be determined for any remaining undelivered software elements.

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

Rentals Revenue
We rent equipment, primarily postage meters and mailing equipment, under short-term rental agreements. Rentals revenue includes revenue from the subscription for digital meter services. We may invoice in advance for postage meter rentals according to the terms of the agreement. We initially defer these advanced billings and recognize rentals revenue on a straight-line basis over the invoice period. Revenues generated from financing clients for the continued use of equipment subsequent to the expiration of the original lease are recognized as rentals revenue.

We capitalize certain initial direct costs incurred in consummating a rental transaction and recognize these costs over the expected term of the agreement. Amortization of initial direct costs was $8 million, $10 million and $11 million in 2015, 2014 and 2013, respectively. Initial direct costs included in rental property and equipment, net in the Consolidated Balance Sheets at December 31, 2015 and 2014 were $20 million and $22 million, respectively.

Financing Revenue
We provide lease financing for our products primarily through sales-type leases. We also provide revolving lines of credit to our clients for the purchase of postage and supplies. We believe that our sales-type lease portfolio contains only normal collection risk. Accordingly, we record the fair value of equipment as sales revenue, the cost of equipment as cost of sales and the minimum lease payments plus the estimated residual value as finance receivables. The difference between the finance receivable and the equipment fair value is recorded as unearned income and is amortized as income over the lease term using the interest method.

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

Business Services Revenue
Business services revenue includes revenue from presort mail services, global ecommerce solutions and shipping solutions. Prior to our divestiture of Imagitas in May 2015, business services revenue also included revenues from direct marketing services. Revenue for these services were recognized as the services were provided.

We also evaluate whether it is appropriate to record revenue on a gross basis when we are acting as a principal in the transaction or net of costs when we are acting as an agent between the client and the vendor. We consider several factors in determining whether we are acting as principal or agent such as whether we are the primary obligor to the client, have control over the pricing and have credit risk.

Shipping and Handling
Shipping and handling costs are recognized as incurred and recorded in cost of revenues.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Deferred Marketing Costs
We capitalize certain costs associated with the acquisition of new customers and recognize these costs over the expected revenue stream of eight years. Amortization of deferred marketing costs was $18 million, $23 million and $27 million in 2015, 2014 and 2013, respectively. Deferred marketing costs included in other assets in the Consolidated Balance Sheets at December 31, 2015 and 2014 were $43 million and $49 million, respectively. We review individual marketing programs for impairment on a quarterly basis or as circumstances warrant.

Restructuring Charges
Costs associated with restructuring actions and other exit or disposal activities include employee severance and other employee separation costs and lease termination costs. These costs are recognized when a liability has been incurred, which is generally upon communication to the affected employees or exit from a leased facility, and the amount to be paid is both probable and reasonably estimable. The rates used in determining severance accruals are based on company policy, historical experience and negotiated settlements.

Derivative Instruments
In the normal course of business, we are exposed to the impact of changes in foreign currency exchange rates and interest rates. We limit these risks by following established risk management policies and procedures, including the use of derivatives. We use derivative instruments to limit the effects of currency exchange rate fluctuations on financial results and manage the related cost of debt. We do not use derivatives for trading or speculative purposes.

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

Reclassification
In 2015, we determined that certain investments were classified as cash and cash equivalents. Accordingly, the Consolidated Balance Sheet at December 2014 has been revised to reduce cash and cash equivalents by $25 million, and increase short-term investments by $17 million and other assets by $8 million. Additionally, the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 have also been revised to reduce cash and cash equivalents and increase short-term investments and other assets for certain investment accounts.

During 2015, we determined that certain customer deposits at December 31, 2014 within current liabilities should have been classified as either a current asset or a non-current liability. Accordingly, the Consolidated Balance Sheet at December 31, 2014 has been revised by increasing accounts receivable by $23 million, accounts payable and accrued liabilities by $14 million and other non-current liabilities by $9 million.

New Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be presented as noncurrent in the balance sheet. The ASU is effective for interim and annual periods beginning after December 15, 2016, and can be applied either prospectively or retrospectively. Early adoption is permitted. We have elected to retrospectively adopt this ASU effective December 31, 2015. Accordingly, the Consolidated Balance Sheet at December 31, 2014 has been revised by reducing current income tax assets by $12 million and current income tax liabilities by $60 million and increasing noncurrent income taxes by $2 million and deferred taxes on income by $50 million.

In September 2015, the FASB issued ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. Consistent with existing guidance, the new guidance requires an acquirer to disclose the nature and amount of measurement period adjustments. The ASU is effective for interim and annual periods beginning after December 15, 2015 and requires that measurement period adjustments be applied prospectively. Early adoption is permitted. We will adopt this standard in the first quarter of 2016 and currently do not expect the adoption of this standard will have a significant impact on our consolidated financial statements or disclosures.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on fees paid by an entity in a cloud computing arrangement and whether an arrangement includes a license to the underlying software. This standard is effective for fiscal periods beginning after December 15, 2015. We will adopt this standard in the first quarter of 2016 and the adoption of this standard will not have a significant impact on our consolidated financial statements or disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This standard is effective for fiscal periods beginning after December 15, 2015. We will adopt this standard in the first quarter of 2016. Upon adoption, debt issuance costs currently recorded as other assets in the Consolidated Balance Sheets will be reclassified as a reduction in long-term debt. At December 31, 2015, debt issuance costs included in other assets in the Consolidated Balance Sheet was $18 million.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items, which removes the concept of extraordinary items, thereby eliminating the need for companies to assess transactions for extraordinary treatment. The standard retained the presentation and disclosure requirements for items that are unusual in nature and/or infrequent in occurrence. The standard is effective

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

for fiscal periods beginning after December 15, 2015. We will adopt this standard in the first quarter of 2016 and the adoption of this standard will not have an impact on our consolidated financial statements or disclosures.

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

2. Segment Information
The principal products and services of each of our reportable segments are as follows:

Small & Medium Business Solutions:
North America Mailing: Includes the revenue and related expenses from the sale, rental, financing and servicing of mailing equipment, software and supplies for small and medium businesses to efficiently create physical and digital mail and evidence postage for the sending of mail, flats and parcels in the U.S. and Canada.
International Mailing: Includes the revenue and related expenses from the sale, rental, financing and servicing of mailing equipment, software and supplies for small and medium businesses to efficiently create physical and digital mail and evidence postage for the sending of mail, flats and parcels in areas outside the U.S. and Canada.

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
Global Ecommerce: Includes the worldwide revenue and related expenses from cross-border ecommerce and shipping solutions.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The following tables provide information about our reportable segments.

	Revenues
	Years Ended December 31,
	2015	2014	2013
North America Mailing	$1,435,140	$1,491,927	$1,555,585
International Mailing	445,328	572,440	602,582
Small & Medium Business Solutions	1,880,468	2,064,367	2,158,167
Production Mail	421,178	462,199	511,544
Presort Services	473,612	456,556	430,469
Enterprise Business Solutions	894,790	918,755	942,013
Software Solutions	385,908	428,662	395,038
Global Ecommerce	362,087	281,643	169,908
Digital Commerce Solutions	747,995	710,305	564,946
Other	54,807	128,077	126,209
Total revenue	$3,578,060	$3,821,504	$3,791,335

Geographic Data:
United States	$2,681,285	$2,743,957	$2,654,301
Outside United States	896,775	1,077,547	1,137,034
Total	$3,578,060	$3,821,504	$3,791,335

	EBIT
	Years Ended December 31,
	2015	2014	2013
North America Mailing	$646,913	$642,521	$640,830
International Mailing	51,070	88,710	71,516
Small & Medium Business Solutions	697,983	731,231	712,346
Production Mail	48,254	47,543	55,000
Presort Services	104,655	98,230	83,259
Enterprise Business Solutions	152,909	145,773	138,259
Software Solutions	48,531	51,193	47,707
Global Ecommerce	19,229	16,633	1,214
Digital Commerce Solutions	67,760	67,826	48,921
Other	10,569	19,240	5,856
Total EBIT	929,221	964,070	905,382
Reconciling items:
Interest, net	(159,374)	(169,450)	(186,987)
Unallocated corporate expenses	(213,095)	(233,126)	(217,458)
Restructuring charges and asset impairments, net	(25,782)	(84,560)	(84,344)
Acquisition/disposition related expenses	(14,983)	—	—
Other income (expense), net	94,838	(45,738)	(32,639)
Income from continuing operations before income taxes	$610,825	$431,196	$383,954

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	Depreciation and amortization
	Years Ended December 31,
	2015	2014	2013
North America Mailing	$58,141	$68,291	$81,238
International Mailing	23,262	30,629	29,515
Small & Medium Business Solutions	81,403	98,920	110,753
Production Mail	4,075	7,740	15,740
Presort Services	27,305	28,462	29,999
Enterprise Business Solutions	31,380	36,202	45,739
Software Solutions	18,151	20,653	16,237
Global Ecommerce	21,025	8,073	3,592
Digital Commerce Solutions	39,176	28,726	19,829
Other	2,057	4,928	4,532
Total for reportable segments	154,016	168,776	180,853
Reconciliation to consolidated amount:
Unallocated amount	19,296	29,312	14,052
Discontinued operations	—	—	16,338
Consolidated depreciation and amortization	$173,312	$198,088	$211,243

	Capital expenditures
	Years Ended December 31,
	2015	2014	2013
North America Mailing	$60,204	$67,596	$57,973
International Mailing	11,196	13,966	25,386
Small & Medium Business Solutions	71,400	81,562	83,359
Production Mail	3,418	801	2,875
Presort Services	17,096	17,457	12,512
Enterprise Business Solutions	20,514	18,258	15,387
Software Solutions	1,688	3,573	3,406
Global Ecommerce	17,321	6,356	19,111
Digital Commerce Solutions	19,009	9,929	22,517
Other	857	2,538	3,045
Total for reportable segments	111,780	112,287	124,308
Reconciliation to consolidated amount:
Unallocated amount	54,549	68,269	4,876
Discontinued operations	—	—	8,328
Consolidated capital expenditures	$166,329	$180,556	$137,512

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	Assets
	December 31,
	2015	2014	2013
North America Mailing	$2,421,095	$2,614,123	$2,767,743
International Mailing	594,540	687,233	856,073
Small & Medium Business Solutions	3,015,635	3,301,356	3,623,816
Production Mail	244,156	266,831	305,428
Presort Services	374,647	346,850	343,206
Enterprise Business Solutions	618,803	613,681	648,634
Software Solutions	858,308	884,190	866,319
Global Ecommerce	580,662	117,744	154,402
Digital Commerce Solutions	1,438,970	1,001,934	1,020,721
Other	—	210,171	221,292
Total for reportable segments	5,073,408	5,127,142	5,514,463
Reconciliation to consolidated amount:
Cash and cash equivalents	650,557	1,054,118	886,788
Short-term investments	117,021	49,135	52,146
Other corporate assets	300,476	261,294	222,641
Discontinued operations	—	—	101,398
Consolidated assets	$6,141,462	$6,499,702	$6,777,436

Identifiable long-lived assets:
United States	$437,704	$391,311	$351,772
Outside United States	73,046	94,160	119,545
Total	$510,750	$485,471	$471,317

3. Business Combinations and Divestiture
Business Combinations
Borderfree
In June 2015, we acquired 100% of the outstanding shares of Borderfree. Borderfree provides cross-border ecommerce solutions through a proprietary technology and services platform that enables retailers to transact with consumers around the world. Borderfree is reported within our Global Ecommerce segment (see Note 2). The purchase price was $381 million, net of $92 million of cash acquired. In addition, we also paid $10 million for the accelerated vesting and settlement of Borderfree stock-based compensation awards and $8 million of transaction costs. The expense related to Borderfree stock-based compensation awards was recognized as selling, general and administrative expenses and the transaction costs were recognized within other (income) expense, net in the Consolidated Statements of Income.

The allocation of the purchase price to the fair values of assets acquired and liabilities assumed was as follows:

Accounts receivable	$13,860
Fixed assets	7,329
Goodwill	300,020
Intangible assets	137,500
Accounts payable and other current liabilities	(35,785)
Deferred taxes, net	(40,798)
Other assets and liabilities, net	(677)
$381,449

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
	$137,500

The results of operations of Borderfree are included in our consolidated results from the date of acquisition. Our consolidated operating results for the year ended December 31, 2015 includes revenue of $63 million from Borderfree operations. On a supplemental pro forma basis, had we acquired Borderfree on January 1, 2014, revenue would have been $47 million and $125 million higher for the years ended December 31, 2015 and 2014, respectively. The impact on earnings would not have been material.

Other Acquisitions
In October 2015, we acquired the net assets of Zip Mail Services, Inc. (Zip Mail) for $6 million in cash plus additional payments totaling $1 million during the period 2016-2017. Zip Mail acts as an intermediary between customers and the U.S. Postal Service. Zip Mail offers mailing services that include presorting of first class, standard class and flat mail. Zip Mail is reported within our Presort Services segment.

In May 2015, we acquired Real Time Content, Inc. (RTC) for $6 million, net of cash acquired. RTC provides technology that enables clients to provide personalized interactive video communications to their customers. RTC is reported within our Software Solutions segment.

In January 2016, we acquired Enroute Systems Corporation (Enroute) for $14 million in cash plus potential additional payments during the periods 2017-2019 based on the achievement of revenue targets during the periods 2016-2018. Enroute is a cloud-based, software-as-a-service enterprise retail and fulfillment solutions company. Enroute will be reported within our Global Ecommerce segment.

Divestiture
In May 2015, we sold Imagitas for net proceeds of $292 million. We recognized a pre-tax gain of $111 million, which was reported within other (income) expense, net in the Consolidated Statements of Income.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

4. Discontinued Operations
Discontinued operations include the results of our Document Imaging Solutions (DIS) business sold in 2014 and our Management Services business (PBMS), Nordic furniture business and International Mailing business (IMS) sold in 2013. Discontinued operations also include certain tax benefits related to our Capital Services business that was sold in 2006.

Income from discontinued operations in 2015 of $5.3 million primarily includes a favorable tax adjustment related to the sale of DIS. Income (loss) from discontinued operations for 2014 and 2013 are shown in the following tables.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

5. Earnings per Share
The calculations of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 are presented below. The sum of earnings per share amounts may not equal the totals due to rounding.

	Years Ended December 31,
	2015	2014	2013
Numerator:
Amounts attributable to common stockholders:
Net income from continuing operations	$402,672	$300,006	$287,612
Income (loss) from discontinued operations	5,271	33,749	(144,777)
Net income (numerator for diluted EPS)	407,943	333,755	142,835
Less: Preference stock dividend	41	44	46
Income attributable to common stockholders (numerator for basic EPS)	$407,902	$333,711	$142,789
Denominator (in thousands):
Weighted-average shares used in basic EPS	199,835	201,992	201,614
Effect of dilutive shares:
Preferred stock	1	1	2
Preference stock	321	344	381
Stock plans	788	1,624	960
Weighted-average shares used in diluted EPS	200,945	203,961	202,957
Basic earnings per share:
Continuing operations	$2.01	$1.49	$1.43
Discontinued operations	0.03	0.17	(0.72)
Net income attributable to Pitney Bowes Inc.	$2.04	$1.65	$0.71
Diluted earnings per share:
Continuing operations	$2.00	$1.47	$1.42
Discontinued operations	0.03	0.17	(0.71)
Net income attributable to Pitney Bowes Inc.	$2.03	$1.64	$0.70

Anti-dilutive options excluded from diluted earnings per share (in thousands):	8,079	7,322	12,448

6. Inventories
Inventories at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Raw materials	$25,803	$30,986
Work in Process	6,408	6,189
Supplies and service parts	44,323	33,760
Finished products	24,618	26,992
Inventory at FIFO cost	101,152	97,927
Excess of FIFO cost over LIFO cost	(12,328)	(13,100)
Total inventory, net	$88,824	$84,827

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

Finance receivables at December 31, 2015 and 2014 consisted of the following:

	December 31, 2015			December 31, 2014
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,212,390	$308,099	$1,520,489	$1,286,624	$366,669	$1,653,293
Unguaranteed residual values	100,000	15,709	115,709	105,205	18,291	123,496
Unearned income	(252,522)	(68,965)	(321,487)	(270,196)	(83,110)	(353,306)
Allowance for credit losses	(6,735)	(3,614)	(10,349)	(10,281)	(5,129)	(15,410)
Net investment in sales-type lease receivables	1,053,133	251,229	1,304,362	1,111,352	296,721	1,408,073
Loan receivables
Loan receivables	363,672	41,604	405,276	376,987	47,665	424,652
Allowance for credit losses	(9,896)	(1,518)	(11,414)	(10,912)	(1,788)	(12,700)
Net investment in loan receivables	353,776	40,086	393,862	366,075	45,877	411,952
Net investment in finance receivables	$1,406,909	$291,315	$1,698,224	$1,477,427	$342,598	$1,820,025

Loans receivables are due within one year. Maturities of gross sales-type lease finance receivables at December 31, 2015 were as follows:

	Sales-type Lease Receivables
	North America	International	Total
2016	$551,403	$122,350	$673,753
2017	340,562	87,141	427,703
2018	200,836	56,907	257,743
2019	91,091	31,073	122,164
2020	23,320	9,274	32,594
Thereafter	5,178	1,354	6,532
Total	$1,212,390	$308,099	$1,520,489

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Allowance for Credit Losses
Activity in the allowance for credit losses for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at December 31, 2012	$16,979	$8,662	$12,322	$2,131	$40,094
Amounts charged to expense	4,584	4,553	9,663	1,254	20,054
Accounts written off	(7,398)	(3,512)	(10,820)	(1,469)	(23,199)
Balance at December 31, 2013	14,165	9,703	11,165	1,916	36,949
Amounts charged to expense	4,346	866	10,237	1,626	17,075
Accounts written off	(8,230)	(5,440)	(10,490)	(1,754)	(25,914)
Balance at December 31, 2014	10,281	5,129	10,912	1,788	28,110
Amounts charged to expense	1,189	890	8,286	1,023	11,388
Accounts written off	(4,735)	(2,405)	(9,302)	(1,293)	(17,735)
Balance at December 31, 2015	$6,735	$3,614	$9,896	$1,518	$21,763

Aging of Receivables
The aging of finance receivables at December 31, 2015 and 2014 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
December 31, 2015
Less than 30 days	$1,147,455	$291,777	$348,730	$39,259	$1,827,221
31 - 60 days	27,037	7,496	8,010	1,435	43,978
61 - 90 days	18,740	3,744	3,312	423	26,219
> 90 days	19,158	5,082	3,620	487	28,347
Total	$1,212,390	$308,099	$363,672	$41,604	$1,925,765
Past due amounts > 90 days
Still accruing interest	$5,041	$1,617	$—	$—	$6,658
Not accruing interest	14,117	3,465	3,620	487	21,689
Total	$19,158	$5,082	$3,620	$487	$28,347

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
December 31, 2014
Less than 30 days	$1,217,623	$347,236	$359,672	$45,678	$1,970,209
31 - 60 days	23,242	6,207	9,245	1,201	39,895
61 - 90 days	24,198	4,494	3,498	413	32,603
> 90 days	21,561	8,732	4,572	373	35,238
Total	$1,286,624	$366,669	$376,987	$47,665	$2,077,945
Past due amounts > 90 days
Still accruing interest	$5,931	$2,517	$—	$—	$8,448
Not accruing interest	15,630	6,215	4,572	373	26,790
Total	$21,561	$8,732	$4,572	$373	$35,238

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
The table below shows the North America portfolio at December 31, 2015 and 2014 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

	December 31,
	2015	2014
Sales-type lease receivables
Low	$926,387	$936,979
Medium	192,645	230,799
High	37,573	45,202
Not Scored	55,785	73,644
Total	$1,212,390	$1,286,624
Loan receivables
Low	$260,204	$259,436
Medium	85,671	96,243
High	10,810	10,913
Not Scored	6,987	10,395
Total	$363,672	$376,987

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

8. Fixed Assets
Fixed assets at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Land	$9,908	$9,908
Capitalized Software	87,102	44,152
Buildings	218,261	213,196
Machinery and equipment	897,532	879,222
	1,212,803	1,146,478
Accumulated depreciation	(882,715)	(861,387)
Property, plant and equipment, net	$330,088	$285,091

Rental property and equipment	$407,495	$462,244
Accumulated depreciation	(226,833)	(261,864)
Rental property and equipment, net	$180,662	$200,380
Depreciation expense was $136 million, $165 million and $158 million for the years ended December 31, 2015, 2014 and 2013, respectively.
9. Intangible Assets and Goodwill
Intangible assets
Intangible assets at December 31, 2015 and 2014 consisted of the following:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$437,459	$(272,353)	$165,106	$337,438	$(263,121)	$74,317
Supplier relationships	—	—	—	29,000	(27,913)	1,087
Software & technology	149,591	(135,198)	14,393	160,825	(154,610)	6,215
Trademarks & other	35,314	(27,435)	7,879	33,079	(32,525)	554
Total intangible assets, net	$622,364	$(434,986)	$187,378	$560,342	$(478,169)	$82,173

Amortization expense for intangible assets was $37 million, $34 million and $37 million for the years ended December 31, 2015, 2014 and 2013, respectively. The future amortization expense for intangible assets at December 31, 2015 was as follows:

Year ended December 31,
2016	$38,165
2017	27,400
2018	24,800
2019	21,741
2020	17,025
Thereafter	58,247
Total	$187,378
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Goodwill
The changes in the carrying amount of goodwill, by reporting segment, for the years ended December 31, 2015 and 2014 are shown in the tables below. Prior year amounts have been recast for the change in reportable segments.

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2014	Acquisition	Other (1)	December 31, 2015
North America Mailing	$309,448	$—	$309,448	$—	$(13,395)	$296,053
International Mailing	162,146	—	162,146	—	(13,795)	148,351
Small & Medium Business Solutions	471,594	—	471,594	—	(27,190)	444,404
Production Mail	110,837	—	110,837	—	(5,080)	105,757
Presort Services	195,140	—	195,140	1,750	—	196,890
Enterprise Business Solutions	305,977	—	305,977	1,750	(5,080)	302,647
Software Solutions	677,008	—	677,008	5,792	(7,824)	674,976
Global Ecommerce	23,910	—	23,910	300,020	—	323,930
Digital Commerce Solutions	700,918	—	700,918	305,812	(7,824)	998,906
Other	194,232	—	194,232	—	(194,232)	—
Total goodwill	$1,672,721	$—	$1,672,721	$307,562	$(234,326)	$1,745,957

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2013	Other (1)	December 31, 2014
North America Mailing	$326,664	$—	$326,664	$(17,216)	$309,448
International Mailing	182,261	—	182,261	(20,115)	162,146
Small & Medium Business Solutions	508,925	—	508,925	(37,331)	471,594
Production Mail	118,060	—	118,060	(7,223)	110,837
Presort Services	195,140	—	195,140	—	195,140
Enterprise Business Solutions	313,200	—	313,200	(7,223)	305,977
Software Solutions	685,251	—	685,251	(8,243)	677,008
Global Ecommerce	23,910	—	23,910		23,910
Digital Commerce Solutions	709,161	—	709,161	(8,243)	700,918
Other	194,232	—	194,232	—	194,232
Total reportable segments	1,725,518	—	1,725,518	(52,797)	1,672,721
Discontinued operations	9,353	—	9,353	(9,353)	—
Total goodwill	$1,734,871	$—	$1,734,871	$(62,150)	$1,672,721

(1)
Primarily represents foreign currency translation adjustments. For 2015, Other represents the write-off of remaining goodwill upon the sale of Imagitas. For 2014, the adjustment in discontinued operations primarily represents the write-off of remaining goodwill upon sale.

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
The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2015 and 2014. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$41,215	$292,412	$—	$333,627
Equity securities	—	24,538	—	24,538
Commingled fixed income securities	—	22,571	—	22,571
Debt securities - U.S. and foreign governments, agencies and municipalities	102,235	12,566	—	114,801
Debt securities - corporate	—	62,884	—	62,884
Mortgage-backed / asset-backed securities	—	178,234	—	178,234
Derivatives
Foreign exchange contracts	—	1,716	—	1,716
Total assets	$143,450	$594,921	$—	$738,371
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(5,387)	$—	$(5,387)
Total liabilities	$—	$(5,387)	$—	$(5,387)

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

Investment securities include investments held by The Pitney Bowes Bank (the Bank), whose primary business is to provide financing solutions to clients that rent postage meters and purchase supplies. The Bank's assets and liabilities consist primarily of cash, finance receivables, short and long-term investments and deposit accounts.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The Bank's investment securities are classified as available-for-sale and recorded at fair value in the Consolidated Balance Sheets as cash and cash equivalents, short-term investments and other assets depending on the type of investment and maturity. Unrealized holding gains and losses are recorded in accumulated other comprehensive income (AOCI), net of tax.

Available-For-Sale Securities
At December 31, 2015 and 2014, available-for-sale securities consisted of the following:

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$114,265	$1,804	$(1,268)	$114,801
Corporate	63,140	823	(1,079)	62,884
Mortgage-backed / asset-backed securities	177,821	1,901	(1,488)	178,234
Total	$355,226	$4,528	$(3,835)	$355,919

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$135,839	$2,905	$(764)	$137,980
Corporate	66,170	1,569	(291)	67,448
Mortgage-backed / asset-backed securities	155,330	2,362	(1,078)	156,614
Total	$357,339	$6,836	$(2,133)	$362,042

Investment securities that were in a loss position for 12 or more continuous months at December 31, 2015 had aggregate unrealized holding losses of $2 million and an estimated fair value of $36 million. Investment securities that were in a loss position for less than 12 continuous months at December 31, 2015 had aggregate unrealized holding losses of $2 million and an estimated fair value of $146 million.

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

At December 31, 2015, the amortized cost and estimated fair value of available-for-sale securities have scheduled maturities as follows:

	Amortized cost	Estimated fair value
Within 1 year	$47,014	$46,987
After 1 year through 5 years	74,649	75,123
After 5 years through 10 years	53,432	53,753
After 10 years	180,131	180,056
Total	$355,226	$355,919
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities as borrowers have the right to prepay obligations with or without prepayment penalties.
At December 31, 2015, we had approximately $70 million of time deposits that are classified as held-to-maturity and are included in short-term investments because they mature in the next six months. The cost of these investments approximates fair value. We had no held-to-maturity investments at December 31, 2014.

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

The fair value of our derivative instruments at December 31, 2015 and 2014 was as follows:

		December 31,
Designation of Derivatives	Balance Sheet Location	2015	2014
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$217	$762
	Accounts payable and accrued liabilities	(208)	—

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	1,499	624
	Accounts payable and accrued liabilities	(5,179)	(2,988)

	Total derivative assets	1,716	1,386
	Total derivative liabilities	(5,387)	(2,988)
	Total net derivative liability	$(3,671)	$(1,602)

Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At December 31, 2015 and 2014, we had outstanding contracts associated with these anticipated transactions with a notional amount of $13 million and $18 million, respectively.

The amounts included in AOCI at December 31, 2015 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

The following represents the results of cash flow hedging relationships for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2015	2014		2015	2014
Foreign exchange contracts	$887	$1,878	Revenue	$1,082	$1,276
			Cost of sales	558	(140)
				$1,640	$1,136
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at December 31, 2015 mature over the next three months.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The following represents the results of our non-designated derivative instruments for the years ended December 31, 2015 and 2014:

		Year Ended December 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2015	2014
Foreign exchange contracts	Selling, general and administrative expense	$(6,849)	$(4,701)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At December 31, 2015, the maximum amount of collateral that we would have been required to post had the credit-risk-related contingent features been triggered was $5 million.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations. The inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
Carrying value	$2,968,997	$3,252,006
Fair value	$3,102,890	$3,440,383

11. Supplemental Balance Sheet Information
The following table shows selected balance sheet information at December 31, 2015 and 2014:

	December 31,
	2015	2014
Other assets:
Long-term investments	$327,282	$332,452
Deferred charges	125,190	149,092
Other	91,749	95,579
Total	$544,221	$577,123

Accounts payable and accrued liabilities:
Accounts payable	$302,113	$268,527
Customer deposits	665,339	661,167
Employee related liabilities	255,893	319,963
Miscellaneous other	224,976	323,314
Total	$1,448,321	$1,572,971

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

12. Restructuring Charges and Asset Impairments
The table below shows the activity in our restructuring reserves for the years ended December 31, 2015 and 2014:

	Severance and benefits costs	Other exit costs	Total
Balance at December 31, 2013	$58,558	$8,014	$66,572
Expenses, net	74,325	5,444	79,769
Cash payments	(51,047)	(5,115)	(56,162)
Balance at December 31, 2014	81,836	8,343	90,179
Expenses, net	19,078	251	19,329
Cash payments	(57,214)	(4,872)	(62,086)
Balance at December 31, 2015	$43,700	$3,722	$47,422
The majority of the remaining restructuring reserves are expected to be paid over the next 12-24 months. Due to certain international labor laws and long-term lease agreements, some payments will extend beyond 24 months. We expect to fund these payments from cash flows from operations.

Asset impairment
During 2015, we sold our world headquarters building for $39 million and recorded a loss on the sale of $5 million. The loss was recognized in restructuring charges and asset impairments, net in the Consolidated Statements of Income.

13. Debt

		December 31,
	Interest rate	2015	2014
Commercial paper	1.1%	$90,000	$—
Notes due March 2015	5.0%	—	274,879
Notes due January 2016	4.75%	370,914	370,914
Notes due September 2017	5.75%	385,109	385,109
Notes due March 2018	5.6%	250,000	250,000
Notes due May 2018	4.75%	350,000	350,000
Notes due March 2019	6.25%	300,000	300,000
Notes due November 2022	5.25%	—	110,000
Notes due March 2024	4.625%	500,000	500,000
Notes due January 2037	5.25%	115,041	115,041
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	150,000	130,000
Other debt		15,758	16,000
Principal amount		2,951,822	3,226,943
Less: unamortized discount		5,288	6,653
Plus: unamortized interest rate swap proceeds		22,463	31,716
Total debt		2,968,997	3,252,006
Less: current portion long-term debt		461,085	324,879
Long-term debt		$2,507,912	$2,927,127

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

In November 2015 we redeemed the $110 million 5.250% notes due November 2022 at a par plus accrued and unpaid interest.

We also repaid the $130 million term loans outstanding at December 31, 2014 and borrowed $150 million under new a term loan. The term loan bears interest at the applicable Eurodollar Rate plus 0.90%. Interest is payable and resets quarterly and the loans mature in December 2016 but may be extended through June 2017 at our option. At December 31, 2015, the weighted-average interest rate of the term loans was 1.4%.

During 2015, we also repaid the $275 million, 5% notes that matured in March 2015.

In October 2014, we received a loan from the State of Connecticut Department of Economic and Community Development. The loan consisted of a $15 million development loan and $1 million jobs-training grant that is subject to refund if certain conditions are not met. We satisfied the conditions related to the $1 million jobs-training grant during 2015.

The 4.625% Notes due March 2024 may be redeemed, at anytime, at our option, in whole or in part, at par plus accrued interest and a make-whole payment.

The 6.7% Notes due March 2043 may be redeemed, at our option, in whole or in part, at par plus accrued interest any time on or after March 2018, respectively.

The 5.25% Notes due 2037 may be redeemed by bondholders, in whole or in part, at par plus accrued interest in January 2017.

We have a commercial paper program and a committed credit facility of $1 billion to support commercial paper issuances. There were $90 million of commercial paper borrowings at December 31, 2015. As of December 31, 2015, we had not drawn upon the credit facility. The credit facility expires in January 2020.

In January 2016, we borrowed $300 million under a term loan and used the proceeds to repay a portion of the $371 million, 4.75% notes due January 15, 2016. The remaining portion of the loan was repaid using cash from operations. The new term loan bears interest at the applicable Eurodollar Rate plus 1.25% and matures in December 2020.

Annual maturities of outstanding debt at December 31, 2015 are as follows:

2016	$461,085
2017	535,277
2018	600,168
2019	300,168
2020	412
Thereafter	1,054,712
Total	$2,951,822

14. Retirement Plans and Postretirement Medical Benefits
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Retirement Plans
The benefit obligations and funded status of defined benefit pension plans are as follows:

	United States		Foreign
	2015	2014	2015	2014
Accumulated benefit obligation	$1,688,982	$1,866,914	$635,600	$698,176

Projected benefit obligation
Benefit obligation - beginning of year	$1,868,176	$1,622,591	$715,287	$672,773
Service cost	134	6,908	2,229	3,565
Interest cost	74,331	77,655	24,261	28,518
Plan participants' contributions	—	—	8	59
Actuarial (gain) loss	(131,179)	306,718	(15,375)	89,695
Foreign currency changes	—	—	(53,945)	(52,750)
Plan Amendments	(428)	—	—	—
Settlement / curtailment	(3,678)	(16,867)	—	—
Special termination benefits	—	—	79	1,238
Benefits paid	(117,471)	(128,829)	(25,432)	(27,811)
Benefit obligation - end of year	$1,689,885	$1,868,176	$647,112	$715,287

Fair value of plan assets available for benefits
Fair value of plan assets - beginning of year	$1,593,463	$1,523,679	$574,992	$561,078
Actual return on plan assets	(19,173)	195,946	11,383	67,306
Company contributions	7,649	19,534	14,194	15,323
Plan participants' contributions	—	—	8	59
Settlement / curtailment	(3,678)	(16,867)	—	—
Foreign currency changes	—	—	(45,033)	(40,963)
Benefits paid	(117,471)	(128,829)	(25,432)	(27,811)
Fair value of plan assets - end of year	$1,460,790	$1,593,463	$530,112	$574,992

Amounts recognized in the Consolidated Balance Sheets
Non-current asset	$271	$300	$11,566	$5,813
Current liability	(9,088)	(6,590)	(1,031)	(1,008)
Non-current liability	(220,277)	(268,423)	(127,535)	(145,100)
Funded status	$(229,094)	$(274,713)	$(117,000)	$(140,295)
Information provided in the table below is only for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2015 and 2014:

	United States		Foreign
	2015	2014	2015	2014
Projected benefit obligation	$1,689,476	$1,867,788	$540,984	$583,317
Accumulated benefit obligation	$1,688,573	$1,866,525	$529,593	$566,365
Fair value of plan assets	$1,460,111	$1,592,774	$412,418	$437,209

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Pretax amounts recognized in AOCI consist of:
	United States		Foreign
	2015	2014	2015	2014
Net actuarial loss	$880,123	$918,641	$255,994	$253,257
Prior service credit	(512)	(144)	(740)	(806)
Transition asset	—	—	(40)	(49)
Total	$879,611	$918,497	$255,214	$252,402

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2016 are as follows:

	United States	Foreign
Net actuarial loss	$26,824	$5,804
Prior service credit	(60)	(66)
Transition asset	—	(9)
Total	$26,764	$5,729

The components of net periodic benefit cost (income) for defined benefit pension plans were as follows:

	United States			Foreign
	2015	2014	2013	2015	2014	2013
Service cost	$134	$6,908	$13,981	$2,229	$3,565	$6,272
Interest cost	74,331	77,655	74,370	24,261	28,518	27,365
Expected return on plan assets	(104,004)	(103,822)	(107,608)	(35,421)	(39,137)	(34,769)
Amortization of net transition asset	—	—	—	(9)	(10)	(9)
Amortization of prior service (credit) cost	(60)	9	380	(66)	(57)	112
Amortization of net actuarial loss	29,272	25,369	32,494	5,926	8,268	14,445
Special termination benefits	—	—	548	79	1,238	935
Settlement / curtailment	1,243	4,528	2,638	—	—	—
Net periodic benefit cost (income)	$916	$10,647	$16,803	$(3,001)	$2,385	$14,351

Other changes in plan assets and benefit obligations for defined benefit pension plans recognized in other comprehensive income were as follows:

	United States		Foreign
	2015	2014	2015	2014
Net actuarial (gain) loss	$(8,003)	$214,593	$8,663	$61,525
Prior service credit	(428)	—	—	—
Amortization of net actuarial loss	(29,272)	(25,369)	(5,926)	(8,268)
Amortization of prior service credit (cost)	60	(9)	66	57
Net transition asset	—	—	9	10
Settlement / curtailment	(1,243)	(4,528)	—	—
Total recognized in other comprehensive income	$(38,886)	$184,687	$2,812	$53,324

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Weighted-average actuarial assumptions used to determine end of year benefit obligations and net periodic benefit cost for defined benefit pension plans include:

	2015			2014			2013
United States
Used to determine benefit obligations
Discount rate	4.55%			4.15%			4.95%
Rate of compensation increase	N/A			N/A			3.50%

Used to determine net periodic benefit cost
Discount rate	4.15%			4.95%			4.05%
Expected return on plan assets	7.00%			7.00%			7.25%
Rate of compensation increase	N/A			3.50%			3.50%

Foreign
Used to determine benefit obligations
Discount rate	1.15%	-	3.95%	1.10%	-	3.80%	1.45%	-	4.60%
Rate of compensation increase	1.50%	-	3.50%	1.50%	-	3.50%	1.50%	-	3.50%

Used to determine net periodic benefit cost
Discount rate	1.10%	-	3.80%	1.45%	-	4.60%	1.95%	-	4.65%
Expected return on plan assets	4.00%	-	7.00%	3.75%	-	7.50%	3.50%	-	7.50%
Rate of compensation increase	1.50%	-	3.50%	1.50%	-	3.50%	1.50%	-	3.50%

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

During 2016, we anticipate making total contributions of $9 million to our U.S. pension plans and $46 million to our foreign pension plans. We will reassess our funding alternatives as the year progresses.

Investment Strategy and Asset Allocation - U.S. Pension Plans
The investment strategy of our U.S. pension plans is to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligation and the actuarial liabilities and to earn a nominal rate of return of at least 7.0%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to reduce the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. Investments within the private equity and real estate portfolios are comprised of limited partnership units in primary and secondary fund of funds and units in open-ended commingled real estate funds, respectively. These types of investment vehicles are used in an effort to gain greater asset diversification. We do not have any significant concentrations of credit risk within the plan assets. The pension plans' liabilities, investment objectives and investment managers are reviewed periodically. The target asset allocation for 2016 and the actual asset allocations at December 31, 2015 and 2014, for the U.S. pension plans are as follows:

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	Target allocation	Percent of Plan Assets at December 31,
	2016	2015	2014
Asset category
U.S. equities	15%	12%	12%
Non-U.S. equities	15%	10%	9%
Fixed income	60%	68%	69%
Real estate	5%	6%	5%
Private equity	5%	4%	5%
Total	100%	100%	100%

Investment Strategy and Asset Allocation - Foreign Pension Plans
Our foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees and our corporate personnel. Investment strategies vary by country and plan, with each strategy tailored to achieve the expected rate of return within an acceptable or appropriate level of risk, depending upon the liability profile of plan participants, local funding requirements, investment markets and restrictions. The U.K. plan represents 75% of the non-U.S. pension assets. The U.K. pension plan's investment strategy is to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligation and the actuarial liabilities and to earn a nominal rate of return of at least 6.5%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to minimize the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage currency exposure. We do not have any significant concentrations of credit risk within the plan assets. The pension plans' liabilities, investment objectives and investment managers are reviewed periodically. The target asset allocation for 2016 and the actual asset allocations at December 31, 2015 and 2014, for the U.K. pension plan are as follows:

	Target Allocation	Percent of Plan Assets at December 31,
	2016	2015	2014
Asset category
U.K. equities	20%	23%	28%
Non-U.K. equities	20%	20%	29%
Fixed income	40%	40%	40%
Real estate	10%	10%	—%
Diversified growth	10%	5%	—%
Cash	—%	2%	3%
Total	100%	100%	100%

The target asset allocation used to manage the investment portfolios is based on the broad asset categories shown above. The plan asset categories presented in the fair value hierarchy are subsets of the broad asset categories.

The fair value of the U.K. plan assets was $399 million and $427 million at December 31, 2015 and 2014, respectively, and the expected long-term weighted average rate of return on these plan assets was 7.00% in 2015 and 7.50% in 2014.

Fair Value Measurements of Plan Assets
The following tables show, by level within the fair value hierarchy, the financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2015 and 2014, respectively, for the U.S. and foreign pension plans. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect placement within the fair value hierarchy levels. There are no shares of our common stock included in the plan assets of our pension plans.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

United States Pension Plans

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$7,493	$—	$7,493
Equity securities	174,664	140,270	—	314,934
Commingled fixed income securities	—	205,246	—	205,246
Debt securities - U.S. and foreign governments, agencies and municipalities	143,449	21,424	—	164,873
Debt securities - corporate	—	592,111	—	592,111
Mortgage-backed securities	—	14,810	1,592	16,402
Asset-backed securities	—	2,535	—	2,535
Private equity	—	—	63,577	63,577
Real estate	—	—	82,569	82,569
Securities lending collateral (1)	—	154,690	—	154,690
Total plan assets at fair value	$318,113	$1,138,579	$147,738	$1,604,430
Securities lending payable (1)				(154,690)
Cash				4,072
Other				6,978
Fair value of plan assets available for benefits				$1,460,790

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$10,758	$—	$10,758
Equity securities	180,069	146,716	—	326,785
Commingled fixed income securities	—	261,571	—	261,571
Debt securities - U.S. and foreign governments, agencies and municipalities	184,209	25,131	—	209,340
Debt securities - corporate	—	598,927	—	598,927
Mortgage-backed securities	—	20,401	2,102	22,503
Asset-backed securities	—	2,158	—	2,158
Private equity	—	—	81,246	81,246
Real estate	—	—	74,747	74,747
Securities lending collateral (1)	—	131,901	—	131,901
Total plan assets at fair value	$364,278	$1,197,563	$158,095	$1,719,936
Securities lending payable (1)				(131,901)
Cash				4,621
Other				807
Fair value of plan assets available for benefits				$1,593,463
(1) Securities lending collateral is offset by a corresponding securities lending payable amount.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Foreign Plans

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$7,596	$—	$7,596
Equity securities	33,855	183,110	—	216,965
Commingled fixed income securities	—	138,220	—	138,220
Debt securities - U.S. and foreign governments, agencies and municipalities	—	73,573	—	73,573
Debt securities - corporate	—	27,279	—	27,279
Real estate	—	—	39,177	39,177
Diversified growth funds	—	—	20,513	20,513
Total plan assets at fair value	$33,855	$429,778	$59,690	$523,323
Cash				6,376
Other				413
Fair value of plan assets available for benefits				$530,112

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$6,684	$—	$6,684
Equity securities	99,570	190,924	—	290,494
Commingled fixed income securities	—	151,017	—	151,017
Debt securities - U.S. and foreign governments, agencies and municipalities	—	85,711	—	85,711
Debt securities - corporate	—	26,154	—	26,154
Total plan assets at fair value	$99,570	$460,490	$—	$560,060
Cash				10,859
Other				4,073
Fair value of plan assets available for benefits				$574,992

The following information relates to our classification of investments into the fair value hierarchy:

•
Money Market Funds: Money market funds typically invest in government securities, certificates of deposit, commercial paper of companies and other highly liquid, low risk securities. Money market funds are principally used for overnight deposits. They are classified as Level 2 since they are not actively traded on an exchange.

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

•
Private Equity: Investments are comprised of units in fund-of-funds investment vehicles. Fund-of-funds consist of various private equity investments and are used in an effort to gain greater diversification. The investments are valued in accordance with the most appropriate valuation techniques, and are classified as Level 3 due to the unobservable inputs used to determine a fair value.

•
Real Estate: Investments include units in open-ended commingled real estate funds. Properties that comprise these funds are valued in accordance with the most appropriate valuation techniques, and are classified as Level 3 due to the unobservable inputs used to determine a fair value.

•
Diversified Growth Funds: Investments are comprised of units in commingled diversified growth funds. These investments are valued based on the net asset value (NAV) per unit as reported by the fund manager, and are classified as Level 3 due to the unobservable inputs used to determine a fair value.

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

Level 3 Gains and Losses
The following table summarizes the changes in the fair value of Level 3 assets for the years ended December 31, 2015 and 2014:

United States Pension Plans

	Mortgage-backed securities	Private equity	Real estate	Total
Balance at December 31, 2013	$2,634	$87,470	$67,917	$158,021
Realized gains	12	11,174	285	11,471
Unrealized gains	59	1,886	6,140	8,085
Net purchases, sales and settlements	(603)	(19,284)	405	(19,482)
Balance at December 31, 2014	2,102	81,246	74,747	158,095
Realized gains	10	14,288	1,027	15,325
Unrealized gains (losses)	28	(6,844)	7,043	227
Net purchases, sales and settlements	(548)	(25,113)	(248)	(25,909)
Balance at December 31, 2015	$1,592	$63,577	$82,569	$147,738

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Foreign Pension Plans

	Diversified growth funds	Real estate	Total
Balance at December 31, 2014	$—	$—	$—
Unrealized gains	(119)	(1,685)	(1,804)
Net purchases, sales and settlements	20,632	40,862	61,494
Balance at December 31, 2015	20,513	39,177	59,690
Nonpension Postretirement Benefits
The benefit obligation and funded status for nonpension postretirement benefit plans are as follows:

	2015	2014
Benefit obligation
Benefit obligation - beginning of year	$253,980	$231,153
Service cost	2,455	2,683
Interest cost	8,799	9,951
Plan participants' contributions	4,332	5,418
Actuarial (gain) loss	(31,253)	37,532
Foreign currency changes	(3,289)	(2,096)
Curtailment	—	(2,160)
Benefits paid	(23,146)	(28,501)
Benefit obligation - end of year (1)	$211,878	$253,980

Fair value of plan assets
Fair value of plan assets - beginning of year	$—	$—
Company contribution	18,814	23,083
Plan participants' contributions	4,332	5,418
Benefits paid	(23,146)	(28,501)
Fair value of plan assets - end of year	$—	$—

Amounts recognized in the Consolidated Balance Sheets
Current liability	$(19,406)	$(22,113)
Non-current liability	(192,472)	(231,867)
Funded status	$(211,878)	$(253,980)

(1)	The benefit obligation for the U.S. nonpension postretirement plans was $198 million and $231 million at December 31, 2015 and 2014, respectively.

Pretax amounts recognized in AOCI consist of:

	2015	2014
Net actuarial loss	$59,174	$97,955
Prior service cost	2,060	2,356
Total	$61,234	$100,311

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The components of net periodic benefit cost for nonpension postretirement benefit plans were as follows:

	2015	2014	2013
Service cost	$2,455	$2,683	$3,684
Interest cost	8,799	9,951	9,503
Amortization of prior service cost	297	159	128
Amortization of net actuarial loss	7,528	5,949	7,433
Curtailment	—	—	2,920
Net periodic benefit cost	$19,079	$18,742	$23,668

Other changes in plan assets and benefit obligation for nonpension postretirement benefit plans recognized in other comprehensive income were as follows:

	2015	2014
Net actuarial (gain) loss	$(31,253)	$37,532
Curtailment	—	(2,160)
Amortization of net actuarial loss	(7,528)	(5,949)
Amortization of prior service cost	(297)	(159)
Other adjustments		412
Total recognized in other comprehensive income	$(39,078)	$29,676

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2016 are as follows:

Net actuarial loss	$5,438
Prior service cost	297
Total	$5,735

The weighted-average discount rates used to determine end of year benefit obligation and net periodic pension cost include:

	2015	2014	2013
Discount rate used to determine benefit obligation
U.S.	4.20%	3.90%	4.40%
Canada	3.95%	3.80%	4.65%

Discount rate used to determine net period benefit cost
U.S.	3.90%	4.40%	3.65%
Canada	3.80%	4.65%	3.90%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the U.S. plan was 6.0% for 2015 and 6.5% for 2014. The assumed health care trend rate is 6.0% for 2016 and will gradually decline to 5.0% by the year 2019 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$389	$(326)
Effect on postretirement benefit obligation	$7,841	$(6,730)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid.

	Pension Benefits	Nonpension Benefits
Years ending December 31,
2016	$125,403	$19,475
2017	123,478	18,799
2018	124,090	18,088
2019	125,622	17,515
2020	127,960	16,846
2021 - 2025	644,862	75,468
	$1,271,415	$166,191

Savings Plans
We offer voluntary defined contribution plans to our U.S. employees designed to help them accumulate additional savings for retirement. We provide a core contribution to all employees, regardless if they participate in the plan, and match a portion of each participating employees' contribution, based on eligible pay. Total contributions to our defined contribution plans were $28 million in 2015 and $25 million in 2014.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

15. Income Taxes
Income from continuing operations before taxes consisted of the following:

	Years Ended December 31,
	2015	2014	2013
U.S.	$516,233	$356,017	$288,660
International	94,592	75,179	95,294
Total	$610,825	$431,196	$383,954

The provision for income taxes from continuing operations consisted of the following:

	Years Ended December 31,
	2015	2014	2013
U.S. Federal:
Current	$115,557	$71,683	$78,315
Deferred	19,941	6,941	(19,754)
	135,498	78,624	58,561
U.S. State and Local:
Current	11,243	7,186	5,359
Deferred	16,094	(9,307)	(8,026)
	27,337	(2,121)	(2,667)
International:
Current	22,794	32,492	28,063
Deferred	4,149	3,820	(5,990)
	26,943	36,312	22,073

Total current	149,594	111,361	111,737
Total deferred	40,184	1,454	(33,770)
Total provision for income taxes	$189,778	$112,815	$77,967

Effective tax rate	31.1%	26.2%	20.3%

The effective tax rate for 2015 includes tax benefits of $20 million from the disposition of Imagitas and $3 million from the retroactive effect of 2015 tax legislation.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The items accounting for the difference between income taxes computed at the federal statutory rate and our provision for income taxes consist of the following:

	Years Ended December 31,
	2015	2014	2013
Federal statutory provision	$213,789	$150,920	$134,389
State and local income taxes	17,769	(1,379)	(1,733)
Other impact of foreign operations	(6,492)	(12,668)	(28,238)
Tax exempt income/reimbursement	(1,171)	(1,327)	(1,672)
Federal income tax credits/incentives	(10,959)	(17,905)	(10,282)
Unrealized stock compensation benefits	2,658	2,318	2,292
Resolution of U.S. tax examinations	—	(5,856)	(3,853)
Outside basis differences	(27,110)	—	(13,214)
Other, net	1,294	(1,288)	278
Provision for income taxes	$189,778	$112,815	$77,967
Other impacts of foreign operations include income of foreign affiliates taxed at rates other than the 35% U.S. statutory rate, the accrual or release of tax uncertainty amounts related to foreign operations, the tax impacts of foreign earnings repatriation and the U.S. foreign tax credit impacts of foreign income taxed in the U.S.

Deferred tax liabilities and assets at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Deferred tax liabilities:
Depreciation	$(69,622)	$(60,282)
Deferred profit (for tax purposes) on sale to finance subsidiary	(108,061)	(114,633)
Lease revenue and related depreciation	(188,231)	(205,683)
Amortizable intangibles	(119,453)	(74,034)
Other	(41,149)	(64,900)
Gross deferred tax liabilities	(526,516)	(519,532)

Deferred tax assets:
Nonpension postretirement benefits	79,861	82,181
Pension	104,166	141,492
Inventory and equipment capitalization	14,934	18,502
Restructuring charges	14,238	35,432
Long-term incentives	22,111	25,718
Net operating loss	111,351	102,686
Tax credit carry forwards	54,183	47,493
Tax uncertainties gross-up	21,191	22,851
Other	96,412	125,512
Gross deferred tax assets	518,447	601,867
Less: Valuation allowance	(132,624)	(116,935)
Net deferred tax assets	385,823	484,932
Total deferred taxes, net	$(140,693)	$(34,600)
A valuation allowance is recognized to reduce the total deferred tax assets to an amount that will more-likely-than-not be realized. The valuation allowance relates primarily to certain foreign, state and local net operating loss and tax credit carryforwards that are more-likely-than-not to expire unutilized.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

We have net operating loss carryforwards of $310 million as of December 31, 2015, of which, $251 million can be carried forward indefinitely and the remainder expire over the next 15 years. In addition, we have tax credit carryforwards of $54 million, of which $39 million can be carried forward indefinitely and the remainder expire over the next 10 to 15 years.

As of December 31, 2015 we have not provided for income taxes on $860 million of cumulative undistributed earnings of subsidiaries outside the U.S. as these earnings will be either indefinitely reinvested or remitted substantially free of additional tax. However, we estimate that withholding taxes on such remittances would be $13 million. Determination of the liability that would be incurred if these earnings were remitted to the U.S. is not practicable as there is a significant amount of uncertainty with respect to determining the amount of foreign tax credits and other indirect tax consequences that may arise from the distribution of these earnings.

Uncertain Tax Positions
A reconciliation of the amount of unrecognized tax benefits is as follows:

	2015	2014	2013
Balance at beginning of year	$132,495	$172,594	$151,098
Increases from prior period positions	7,637	9,090	15,777
Decreases from prior period positions	(16,753)	(33,692)	(6,908)
Increases from current period positions	23,533	17,704	23,549
Decreases relating to settlements with tax authorities	(3,831)	(22,127)	(482)
Reductions from lapse of applicable statute of limitations	(3,832)	(11,074)	(10,440)
Balance at end of year	$139,249	$132,495	$172,594
The amount of the unrecognized tax benefits at December 31, 2015, 2014 and 2013 that would affect the effective tax rate if recognized was $117 million, $109 million and $148 million, respectively.

On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to 15% of our unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. We recognized interest and penalties of $(4) million, $2 million and $27 million related to uncertain tax positions in our provision for income taxes for the years ended December 31, 2015, 2014 and 2013, respectively. We had $10 million and $11 million accrued for the payment of interest and penalties at December 31, 2015 and 2014, respectively.

Other Tax Matters
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. The IRS examinations of our consolidated U.S. income tax returns for tax years prior to 2012 are closed to audit. Additionally, in the U.S. we are subject to examination on various post-2005 State and Local taxes. In Canada, the examination of our tax filings prior to 2009 are closed to audit, except for the pending application of legal principles to specific issues arising in earlier years. Other significant jurisdictions in which we have, or have recently completed, tax examinations include France, closed through the end of 2012, Germany closed through the end of 2011 and except for an item under appeal the U.K. closed through the end of 2011. We have other less significant tax filings currently subject to examination.
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

16. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary of the company, has 300,000 shares of outstanding perpetual voting preferred stock valued at $300 million held by certain institutional investors (PBIH Preferred Stock). The holders of PBIH Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the company. The PBIH Preferred Stock is entitled to cumulative dividends at a rate of 6.125% through April 30, 2016. Commencing October 30, 2016, the PBIH Preferred Stock is redeemable, in whole or in part, at the option of PBIH. If the PBIH Preferred Stock is not redeemed in whole prior to October 30, 2016, the dividend rate increases 50% and will increase 50% every six months thereafter. No dividends were in arrears at December 31, 2015 or December 31, 2014.

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

In 2015, we finalized the settlement with the Department of Justice relating to an investigation it had conducted regarding compliance with certain postal regulatory requirements in our Presort Services business without any admission of liability by the Company. As a result of the settlement, we recorded a charge of $7 million, net of estimated recoveries in 2015. This charge is recorded in other (income) expense, net in the Consolidated Statements of Income.

18. Leases
We lease office facilities, sales and service offices, equipment and other properties under operating lease agreements with varying terms. Certain leases require us to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense was $47 million, $55 million and $67 million in 2015, 2014 and 2013, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2015 were as follows:

Years ending December 31,
2016	$39,782
2017	31,178
2018	26,087
2019	21,874
2020	14,916
Thereafter	67,782
Total minimum lease payments	$201,619

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

19. Stockholders' Equity
Preferred and Preference Stock
We have two classes of preferred stock issued and outstanding: the 4% Preferred Stock (the Preferred Stock) and the $2.12 Preference Stock (the Preference Stock). The Preferred Stock is entitled to cumulative dividends of $2 per year and can be converted into 24.24 shares of common stock, subject to adjustment, in certain events. The Preferred Stock is redeemable at our option at a price of $50 per share, plus dividends accrued through the redemption date. We are authorized to issue 600,000 shares of Preferred Stock. At December 31, 2015 and 2014, there were 12 shares and 24 shares outstanding, respectively. There are no unpaid dividends in arrears.

The Preference Stock is entitled to cumulative dividends of $2.12 per year and can be converted into 16.53 shares of common stock, subject to adjustment, in certain events. The Preference Stock is redeemable at our option at a price of $28 per share. We are authorized to issue 5,000,000 shares of Preference Stock. At December 31, 2015 and 2014, there were 18,660 shares and 20,237 shares outstanding, respectively. There are no unpaid dividends in arrears.

Common and Treasury Stock
The following table summarizes the changes in shares of Common Stock outstanding and Treasury Stock:

	Common Stock Outstanding	Treasury Stock
Balance at December 31, 2012	200,884,047	122,453,865
Issuance of common stock	1,163,668	(1,163,668)
Conversions to common stock	34,807	(34,807)
Balance at December 31, 2013	202,082,522	121,255,390
Repurchases of common stock	(1,863,262)	1,863,262
Issuance of common stock	781,032	(781,032)
Conversions to common stock	27,672	(27,672)
Balance at December 31, 2014	201,027,964	122,309,948
Repurchases of common stock	(6,476,796)	6,476,796
Issuance of common stock	943,686	(943,686)
Conversions to common stock	26,354	(26,354)
December 31, 2015	195,521,208	127,816,704

At December 31, 2015, 35,377,289 shares were reserved for issuance under our stock plans, dividend reinvestment program and the conversion of Preferred Stock and Preference Stock.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

20. Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Amounts Reclassified from AOCI (a)
	Years Ended December 31,
	2015	2014	2013
Gains (losses) on cash flow hedges
Revenue	$1,082	$1,276	$(835)
Cost of sales	551	(140)	332
Interest expense	(2,028)	(2,028)	(2,028)
Total before tax	(395)	(892)	(2,531)
Tax benefit	(164)	(347)	(987)
Net of tax	$(231)	$(545)	$(1,544)

Gains (losses) on available for sale securities
Interest income	$1,134	$(1,149)	$(1,140)
Tax provision (benefit)	419	(424)	(422)
Net of tax	$715	$(725)	$(718)

Pension and Postretirement Benefit Plans (b)
Transition asset	$9	$10	$9
Prior service costs	(171)	(111)	(620)
Actuarial losses	(43,969)	(43,702)	(54,372)
Total before tax	(44,131)	(43,803)	(54,983)
Tax benefit	(15,966)	(15,643)	(19,228)
Net of tax	$(28,165)	$(28,160)	$(35,755)
(a)     Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

(b)
Reclassified from accumulated other comprehensive loss into selling, general and administrative expenses. These amounts are included in the computation of net periodic costs of defined benefit pension plans and nonpension postretirement benefit plans (see Note 14 for additional details).

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Changes in accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Cash flow hedges	Available-for-sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance January 1, 2013	$(7,777)	$4,513	$(759,199)	$81,250	$(681,213)
Other comprehensive income (loss) before reclassifications (a)	(147)	(7,000)	122,023	(39,489)	75,387
Amounts reclassified from accumulated other comprehensive income (loss) (a), (b)	1,544	718	35,755	(6,747)	31,270
Net other comprehensive income (loss)	1,397	(6,282)	157,778	(46,236)	106,657
Balance at December 31, 2013	(6,380)	(1,769)	(601,421)	35,014	(574,556)
Other comprehensive income (loss) before reclassifications (a)	1,146	4,010	(212,818)	(89,584)	(297,246)
Amounts reclassified from accumulated other comprehensive income (loss) (a), (b), (c)	545	725	28,160	(3,784)	25,646
Net other comprehensive income (loss)	1,691	4,735	(184,658)	(93,368)	(271,600)
Balance at December 31, 2014	(4,689)	2,966	(786,079)	(58,354)	(846,156)
Other comprehensive income (loss) before reclassifications (a)	546	(1,715)	19,146	(91,436)	(73,459)
Amounts reclassified from accumulated other comprehensive income (loss) (a), (b), (c)	231	(715)	28,165	3,299	30,980
Net other comprehensive income (loss)	777	(2,430)	47,311	(88,137)	(42,479)
Balance at December 31, 2015	$(3,912)	$536	$(738,768)	$(146,491)	$(888,635)
(a)     Amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b)     See table above for additional details of these reclassifications.

(c)	Foreign currency item amount represents the recognition of deferred translation upon the sale of certain businesses.

21. Stock-Based Compensation Plans
The following table shows stock-based compensation expense included in the Consolidated Statements of Income:

	Years Ended December 31,
	2015	2014	2013
Cost of equipment sales	$998	$1,004	$886
Cost of software	211	95	—
Cost of support services	786	607	382
Cost of business services	845	694	527
Selling, general and administrative	16,460	14,028	11,099
Research and development	1,749	1,018	435
Discontinued operations (1)	—	—	1,592
Stock-based compensation expense	21,049	17,446	14,921
Tax benefit	(8,083)	(6,699)	(5,759)
Stock-based compensation expense, net of tax	$12,966	$10,747	$9,162
(1) Amount represents the expense related to the immediate vesting of restricted stock units and stock options held by employees of PBMS upon the sale of the business.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Stock Plans
We have a long-term incentive program whereby eligible employees may be granted restricted stock units, non-qualified stock options, other stock-based awards, cash or any combination thereof. The Executive Compensation Committee of the Board of Directors administers these plans. We settle employee stock compensation awards with treasury shares. At December 31, 2015, there were 20,092,604 shares available for future grants under our long-term incentive program.

Restricted Stock Units
Restricted stock units (RSUs) entitle the holder to shares of common stock as the units vest, typically over a three or four year service period. The following table summarizes information about restricted stock units during 2015 and 2014:

	2015		2014
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding - beginning of the year	1,819,239	$16.41	1,941,312	$13.19
Granted	809,436	21.15	685,994	23.62
Vested	(802,284)	16.88	(713,886)	14.50
Forfeited	(99,177)	17.93	(94,181)	15.11
Outstanding - end of the year	1,727,214	$18.30	1,819,239	$16.41

The fair value of RSUs is determined based on the stock price on the grant date less the present value of expected dividends. At December 31, 2015, there was $13 million of unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.6 years. The intrinsic value of RSUs outstanding at December 31, 2015 was $36 million. The intrinsic value of RSUs vested during 2015, 2014 and 2013 was $18 million, $18 million and $15 million, respectively. The fair value of RSUs vested during 2015, 2014 and 2013 was $14 million, $10 million and $18 million, respectively. During 2013, we granted 1,365,798 RSUs at a weighted average fair value of $10.37.
Non-employee directors receive restricted stock units which are convertible into shares of common stock one year from date of grant. In 2015 and 2014, 12,824 and 34,344 restricted stock units were awarded to non-employee directors, respectively.

Performance Stock Units
The following table summarizes share information about Performance stock units (PSUs) during 2015:

	Years Ended December 31,
	2015	2014
Outstanding - beginning of the year	606,715	—
Granted	725,330	493,255
Performance adjustments	(188,774)	113,460
Forfeited	(35,756)	—
Outstanding - end of the year	1,107,515	606,715

PSUs are stock awards where the number of shares ultimately received by the employee is conditional upon the attainment of certain performance targets as well as total shareholder return relative to peer companies. PSUs vest at the end of a three-year service period and the actual number of shares awarded may range from 0% to 200% of the target award. However, the final determination of the number of shares to be issued is made by our Board of Directors, who may reduce, but not increase, the ultimate number of shares to be awarded (negative discretion). PSUs are accounted for as variable awards until the end of the service period when the grant date is established.

Total share-based compensation expense for PSUs is determined by the product of the number of shares eligible to be awarded and expected to vest and the fair value of the award, determined using a Monte Carlo simulation model, commencing at the inception of the requisite service period. During the performance period, the compensation expense for PSUs is re-computed using the fair value of the award, determined using a Monte Carlo simulation model each balance sheet date. Due to the variability of these awards, significant fluctuations in share-based compensation expense recognized from one period to the next are possible. At December 31, 2015, there was $14 million of unrecognized compensation cost related to PSUs that will be recognized over 1.7 years.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Stock Options
Stock options may be granted to certain officers and employees at an exercise price equal to or greater than the stock price of our common stock on the grant date. Options vest ratably over three or four years and expire ten years from the date of grant. At December 31, 2015, there was less than $1 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.8 years. The intrinsic value of options outstanding and options exercisable at December 31, 2015 was $3 million and $2 million, respectively. No stock options were exercised in 2015. The intrinsic value of options exercised during 2014 was not material.

The following table summarizes information about stock option activity during 2015 and 2014:

	2015		2014
	Shares	Per share weighted average exercise prices	Shares	Per share weighted average exercise prices
Options outstanding - beginning of the year	10,708,694	$34.27	12,396,894	$34.90
Granted	200,000	24.79	—	—
Exercised	—	—	(137,072)	22.78
Canceled	(100,200)	31.59	(114,925)	36.05
Expired	(2,036,894)	46.42	(1,436,203)	40.06
Options outstanding - end of the year	8,771,600	$31.26	10,708,694	$34.27
Options exercisable - end of the year	8,054,932	$32.14	9,808,694	$35.60

The following table provides additional information about stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of per share exercise prices	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life
$13.39 - $22.99	2,290,103	$20.23	5.6 years	1,880,102	$20.50	5.3 years
$23.00 - $30.99	2,538,566	25.26	4.7 years	2,231,899	25.36	4.1 years
$31.00 - $45.99	3,311,665	40.30	1.2 years	3,311,665	40.30	1.2 years
$46.00 - $48.03	631,266	48.03	1.1 years	631,266	48.03	1.1 years
	8,771,600	$31.26	3.4 years	8,054,932	$32.14	2.9 years

We estimate the fair value of stock options using a Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the volatility of our stock price, a risk-free interest rate, the expected dividend yield and expected life of the award. The risk-free interest rate is based on U.S. treasuries with a term equal to the expected option term. The expected stock price volatility, life of the award and expected dividend yield are based on historical experience. In 2014 there were no stock options granted and in 2013, we granted 800,000 options at a weighted average exercise price of $21.93.

The fair value of stock options granted during 2015 was determined using the following assumptions:

Expected dividend yield	3.4%
Expected stock price volatility	29.0%
Risk-free interest rate	2.0%
Expected life	7 years
Weighted-average fair value per option granted	$3.38
Fair value of options granted (in thousands)	$676

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Employee Stock Purchase Plan
We maintain a non-compensatory Employee Stock Purchase Plan that enables substantially all U.S. and Canadian employees to purchase shares of our common stock at an offering price of 95% of the average market price on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. Employees purchased 131,769 shares and 87,606 shares in 2015 and 2014, respectively. We have reserved 3,068,737 common shares for future purchase under the ESPP.

22. Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015
Revenue	$890,681	$880,891	$869,541	$936,947	$3,578,060
Cost of revenues	390,525	385,182	376,205	406,679	1,558,591
Operating expenses	364,560	286,256	356,784	401,044	1,408,644
Income from continuing operations before income taxes	135,596	209,453	136,552	129,224	610,825
Provision for income taxes	50,547	52,351	42,676	44,204	189,778
Income from continuing operations	85,049	157,102	93,876	85,020	421,047
Income (loss) from discontinued operations	157	(739)	—	5,853	5,271
Net income before attribution of noncontrolling interests	85,206	156,363	93,876	90,873	426,318
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,593	4,594	4,594	18,375
Net income - Pitney Bowes Inc.	$80,612	$151,770	$89,282	$86,279	$407,943

Amounts attributable to common stockholders:
Income from continuing operations	$80,455	$152,509	$89,282	$80,426	$402,672
Income (loss) from discontinued operations	157	(739)	—	5,853	5,271
Net income - Pitney Bowes Inc.	$80,612	$151,770	$89,282	$86,279	$407,943
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$0.40	$0.76	$0.45	$0.40	$2.01
Discontinued operations	—	—	—	0.03	0.03
Net income - Pitney Bowes Inc.	$0.40	$0.75	$0.45	$0.43	$2.04
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$0.40	$0.75	$0.44	$0.41	$2.00
Discontinued operations	—	—	—	0.03	0.03
Net income - Pitney Bowes Inc.	$0.40	$0.75	$0.44	$0.44	$2.03

(1)	The sum of the earnings per share amounts may not equal the totals due to rounding.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Revenue	$937,497	$958,450	$941,644	$983,913	$3,821,504
Cost of revenues	409,866	423,159	421,544	426,222	1,680,791
Operating expenses	473,129	396,814	378,563	461,011	1,709,517
Income from continuing operations before income taxes	54,502	138,477	141,537	96,680	431,196
Provision for income taxes	8,036	46,335	25,310	33,134	112,815
Income from continuing operations	46,466	92,142	116,227	63,546	318,381
Income from discontinued operations	2,801	6,717	20,655	3,576	33,749
Net income before attribution of noncontrolling interests	49,267	98,859	136,882	67,122	352,130
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,594	4,593	4,594	18,375
Net income - Pitney Bowes Inc.	$44,673	$94,265	$132,289	$62,528	$333,755

Amounts attributable to common stockholders:
Income from continuing operations	$41,872	$87,548	$111,634	$58,952	$300,006
Income from discontinued operations	2,801	6,717	20,655	3,576	33,749
Net income - Pitney Bowes Inc.	$44,673	$94,265	$132,289	$62,528	$333,755
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$0.21	$0.43	$0.55	$0.29	$1.49
Discontinued operations	0.01	0.03	0.10	0.02	0.17
Net income - Pitney Bowes Inc.	$0.22	$0.47	$0.65	$0.31	$1.65
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$0.21	$0.43	$0.55	$0.29	$1.47
Discontinued operations	0.01	0.03	0.10	0.02	0.17
Net income - Pitney Bowes Inc.	$0.22	$0.46	$0.65	$0.31	$1.64

(1)	The sum of the earnings per share amounts may not equal the totals due to rounding.

PITNEY BOWES INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

Description	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year

Allowance for doubtful accounts
2015	$10,742	$1,408	$(2,888)	$9,262
2014	$13,149	$2,041	$(4,448)	$10,742
2013	$20,219	$3,881	$(10,951)	$13,149

Valuation allowance for deferred tax asset
2015	$116,935	$21,232	$(5,543)	$132,624
2014	$122,780	$636	$(6,481)	$116,935
2013	$142,176	$15,921	$(35,317)	$122,780