Form 10-Q
period 2016-03-31
PITNEY BOWES INC /DE/
filed 2016-05-06
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

As of April 29, 2016, 188,620,368 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue:
Equipment sales	$159,361	$165,964
Supplies	72,051	73,368
Software	78,058	86,357
Rentals	104,090	113,997
Financing	97,423	105,630
Support services	128,260	139,558
Business services	205,346	205,807
Total revenue	844,589	890,681
Costs and expenses:
Cost of equipment sales	71,539	75,013
Cost of supplies	20,690	22,659
Cost of software	26,815	29,864
Cost of rentals	20,495	20,701
Financing interest expense	14,915	18,770
Cost of support services	75,249	83,599
Cost of business services	135,538	139,919
Selling, general and administrative	326,882	314,529
Research and development	26,568	26,048
Restructuring charges, net	6,933	(81)
Interest expense, net	19,301	24,064
Total costs and expenses	744,925	755,085
Income from continuing operations before income taxes	99,664	135,596
Provision for income taxes	37,024	50,547
Income from continuing operations	62,640	85,049
Income from discontinued operations, net of tax	—	157
Net income	62,640	85,206
Less: Preferred stock dividends attributable to noncontrolling interests	4,594	4,594
Net income attributable to Pitney Bowes Inc.	$58,046	$80,612
Amounts attributable to common stockholders:
Net income from continuing operations	$58,046	$80,455
Income from discontinued operations, net of tax	—	157
Net income attributable to Pitney Bowes Inc.	$58,046	$80,612
Basic earnings per share attributable to common stockholders:
Continuing operations	$0.30	$0.40
Discontinued operations	—	—
Net income attributable to Pitney Bowes Inc.	$0.30	$0.40
Diluted earnings per share attributable to common stockholders:
Continuing operations	$0.30	$0.40
Discontinued operations	—	—
Net income attributable to Pitney Bowes Inc.	$0.30	$0.40
Dividends declared per share of common stock	$0.1875	$0.1875

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$62,640	$85,206
Less: Preferred stock dividends attributable to noncontrolling interests	4,594	4,594
Net income attributable to Pitney Bowes Inc.	58,046	80,612
Other comprehensive income (loss), net of tax:
Foreign currency translations	39,849	(72,179)
Net unrealized (loss) gain on cash flow hedges, net of tax of $(18), and $341, respectively	(28)	549
Net unrealized gain on investment securities, net of tax of $2,029 and $1,012, respectively	3,454	1,730
Adjustments to pension and postretirement plans, net of tax of $(777) and $0, respectively	(1,230)	—
Amortization of pension and postretirement costs, net of tax of $3,799, and $4,167, respectively	6,748	7,409
Other comprehensive income (loss), net of tax	48,793	(62,491)
Comprehensive income attributable to Pitney Bowes Inc.	$106,839	$18,121

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$612,987	$650,557
Short-term investments	122,147	117,021
Accounts receivable (net of allowance of $10,056 and $9,262, respectively)	383,839	457,327
Short-term finance receivables (net of allowance of $14,196 and $15,514, respectively)	912,755	935,170
Inventories	100,353	88,824
Current income taxes	11,494	6,584
Other current assets and prepayments	70,609	64,325
Total current assets	2,214,184	2,319,808
Property, plant and equipment, net	335,760	330,088
Rental property and equipment, net	178,877	180,662
Long-term finance receivables (net of allowance of $5,584 and $6,249, respectively)	741,138	763,054
Goodwill	1,765,002	1,745,957
Intangible assets, net	184,047	187,378
Non-current income taxes	68,437	70,294
Other assets	518,377	525,891
Total assets	$6,005,822	$6,123,132

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,311,486	$1,448,321
Current income taxes	27,471	16,620
Current portion of long-term debt and notes payable	269,732	461,085
Advance billings	356,412	353,025
Total current liabilities	1,965,101	2,279,051
Deferred taxes on income	216,648	205,668
Tax uncertainties and other income tax liabilities	67,502	68,429
Long-term debt	2,775,213	2,489,583
Other non-current liabilities	561,720	605,310
Total liabilities	5,586,184	5,648,041

Commitments and contingencies (See Note 13)
Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	1	1
Cumulative preference stock, no par value, $2.12 convertible	492	505
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	145,755	161,280
Retained earnings	5,177,573	5,155,537
Accumulated other comprehensive loss	(839,842)	(888,635)
Treasury stock, at cost (131,097,268 and 127,816,704 shares, respectively)	(4,684,049)	(4,573,305)
Total Pitney Bowes, Inc. stockholders’ equity	123,268	178,721
Total liabilities, noncontrolling interests and stockholders’ equity	$6,005,822	$6,123,132

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$62,640	$85,206
Restructuring payments	(21,656)	(21,874)
Special pension plan contributions	(36,731)	—
Tax payments related to other investments	—	(23,160)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of businesses	2,059	821
Depreciation and amortization	44,300	42,496
Gain on debt forgiveness	(10,000)	—
Stock-based compensation	6,303	5,036
Restructuring charges, net	6,933	(81)
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Decrease in accounts receivable	76,559	48,943
Decrease in finance receivables	54,863	64,590
Increase in inventories	(11,489)	(12,029)
Increase in other current assets and prepayments	(7,978)	(13,285)
Decrease in accounts payable and accrued liabilities	(115,029)	(157,304)
Increase in current and non-current income taxes	13,380	53,429
Increase in advance billings	1,289	30,971
Other, net	(7,077)	128
Net cash provided by operating activities	58,366	103,887
Cash flows from investing activities:
Purchases of available-for-sale securities	(31,661)	(69,201)
Proceeds from sales/maturities of available-for-sale securities	46,209	68,411
Capital expenditures	(40,504)	(43,908)
Acquisition of businesses, net of cash acquired	(13,371)	—
Change in reserve account deposits	(16,253)	(20,077)
Other investing activities	(4,399)	(593)
Net cash used in investing activities	(59,979)	(65,368)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	300,000	—
Principal payments of long-term debt	(370,952)	(274,879)
Increase in short-term borrowings, net	179,550	100,000
Dividends paid to stockholders	(36,010)	(37,804)
Common stock repurchases	(128,451)	—
Other financing activities	—	713
Net cash used in financing activities	(55,863)	(211,970)
Effect of exchange rate changes on cash and cash equivalents	19,906	(34,935)
Decrease in cash and cash equivalents	(37,570)	(208,386)
Cash and cash equivalents at beginning of period	650,557	1,054,118
Cash and cash equivalents at end of period	$612,987	$845,732
Cash interest paid	$59,566	$68,187
Cash income tax payments, net of refunds	$25,585	$21,197
See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

1. Description of Business and Basis of Presentation
Pitney Bowes Inc. (we, us, our, or the company), was incorporated in the state of Delaware in 1920. We are a global technology company offering innovative products and solutions that help our clients navigate the complex world of commerce. We offer products and solutions for customer information management, location intelligence and customer engagement to help our clients market to their customers, and products and solutions for shipping, mailing, and cross border ecommerce that enable the sending of packages across the globe. Clients around the world rely on our products, solutions and services. For more information about us, our products, services and solutions, visit www.pb.com.

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2015 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In management's opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2016.
These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2015 (2015 Annual Report).
In 2015, we determined that certain investments were classified as cash and cash equivalents and made reclassifications primarily between short-term investments and cash and cash equivalents. Accordingly, the Consolidated Statements of Cash Flows for the period ended March 31, 2015 has been revised to reduce beginning cash and cash equivalents by $25 million and ending cash and cash equivalents by $26 million and investments have been increased in these same periods.
New Accounting Pronouncements - Standards Adopted in 2016
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
We adopted this standard as of January 1, 2016, and will apply when applicable.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on fees paid by an entity in a cloud computing arrangement and whether an arrangement includes a license to the underlying software. We adopted this standard as of January 1, 2016, and there was no impact to the financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This standard is effective for fiscal periods beginning after December 15, 2015. We retrospectively adopted this ASU effective January 1, 2016. Accordingly, the Consolidated Balance Sheet at December 31, 2015, has been revised to reduce other assets and long-term debt by $18 million.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items, which removes the concept of extraordinary items, thereby eliminating the need for companies to assess transactions for extraordinary treatment. The standard retained the presentation and disclosure requirements for items that are unusual in nature and/or infrequent in occurrence. We adopted this standard as of January 1, 2016, and will apply when applicable.
New Accounting Pronouncements - Standards Not Yet Adopted
In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Changes under this guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU is effective for fiscal years beginning after December 15, 2017 and interim periods therein. Early adoption is permitted. We are currently assessing the impact this standard will have on our consolidated financial statements and disclosures.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

In February 2016, the FASB issued ASU 2016-02, Leases. Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The standard will also result in enhanced disclosures. The ASU is effective for interim and annual periods beginning after December 15, 2018. The standard requires modified retrospective transition and early adoption is permitted. We are currently assessing the impact this standard will have on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The ASU is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. We are currently assessing the impact this standard will have on our consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost and net realizable value (estimated selling price less reasonably predictable costs of completion, disposal and transportation). Prior to this guidance, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value of inventory, less a normal profit margin). Inventory measured using LIFO is not impacted by the new guidance. The ASU is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. We do not believe this standard will have a significant impact on our consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard requires companies to recognize revenue for the transfer of goods and services to customers in amounts that reflect the consideration the company expects to receive in exchange for those goods and services. The standard will also result in enhanced disclosures about revenue. In July 2015, the FASB approved a one-year deferral of the effective date. This standard is now effective for fiscal periods beginning after December 15, 2017. The standard can be adopted either retrospectively or as a cumulative-effect adjustment. Companies are permitted to adopt the standard as early as the original public entity effective date (fiscal periods beginning after December 15, 2016). Early adoption prior to that date is prohibited. We are currently in the process of evaluating a sample of contracts with customers under the new standard and cannot currently estimate the financial statement impact of adoption. We have not decided on the transition method we will use to adopt the new standard. Areas of potential change include, but are not limited to: units of accounting; estimating and allocating variable consideration as well as changes in variable consideration and cumulative adjustments to revenue; determining standalone selling price of software; and capitalization of certain contract costs, including sales commissions. In addition, we continue to monitor additional changes, clarifications or interpretations being undertaken by the FASB.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

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

Digital Commerce Solutions:
Software Solutions: Includes the worldwide revenue and related expenses from the licensing of non-equipment-based mailing, customer information management, location intelligence and customer engagement solutions and related support services.
Global Ecommerce: Includes the worldwide revenue and related expenses from shipping solutions and cross-border ecommerce.

We determine segment earnings before interest and taxes (EBIT) by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses and restructuring charges that are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides a useful measure of our operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore should be read in conjunction with our consolidated results of operations.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Revenue and EBIT by business segment is presented below:

	Revenue
	Three Months Ended March 31,
	2016	2015
North America Mailing	$349,726	$361,874
International Mailing	103,759	116,173
Small & Medium Business Solutions	453,485	478,047
Production Mail	87,425	99,503
Presort Services	127,396	121,531
Enterprise Business Solutions	214,821	221,034
Software Solutions	77,922	86,237
Global Ecommerce	98,361	75,386
Digital Commerce Solutions	176,283	161,623
Other	—	29,977
Total revenue	$844,589	$890,681

	EBIT
	Three Months Ended March 31,
	2016	2015
North America Mailing	$155,915	$163,665
International Mailing	11,851	11,724
Small & Medium Business Solutions	167,766	175,389
Production Mail	6,824	9,032
Presort Services	28,910	27,494
Enterprise Business Solutions	35,734	36,526
Software Solutions	(2,572)	4,133
Global Ecommerce	772	8,146
Digital Commerce Solutions	(1,800)	12,279
Other	—	4,958
Total EBIT	201,700	229,152
Reconciling items:
Interest, net	(34,216)	(42,834)
Unallocated corporate expenses	(57,767)	(50,803)
Restructuring charges, net	(6,933)	81
Acquisition and disposition-related expenses	(3,120)	—
Income from continuing operations before income taxes	$99,664	$135,596

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

3. Earnings per Share
The calculations of basic and diluted earnings per share are presented below:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income from continuing operations	$58,046	$80,455
Income from discontinued operations, net of tax	—	157
Net income - Pitney Bowes Inc. (numerator for diluted EPS)	58,046	80,612
Less: Preference stock dividend	10	11
Income attributable to common stockholders (numerator for basic EPS)	$58,036	$80,601
Denominator:
Weighted-average shares used in basic EPS	192,241	201,337
Effect of dilutive shares:
Conversion of Preferred stock and Preference stock	304	334
Employee stock plans	636	1,008
Weighted-average shares used in diluted EPS	193,181	202,679
Basic earnings per share:
Continuing operations	$0.30	$0.40
Discontinued operations	—	—
Net income	$0.30	$0.40
Diluted earnings per share:
Continuing operations	$0.30	$0.40
Discontinued operations	—	—
Net income	$0.30	$0.40
Anti-dilutive shares not used in calculating diluted weighted-average shares:	8,870	7,779

4. Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and on the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Raw materials	$29,173	$25,803
Work in process	12,304	6,408
Supplies and service parts	44,592	44,323
Finished products	26,612	24,618
Inventory at FIFO cost	112,681	101,152
Excess of FIFO cost over LIFO cost	(12,328)	(12,328)
Total inventory, net	$100,353	$88,824

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

5. Finance Assets
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
Finance receivables at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016			December 31, 2015
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,181,780	$299,214	$1,480,994	$1,212,390	$308,099	$1,520,489
Unguaranteed residual values	98,801	15,721	114,522	100,000	15,709	115,709
Unearned income	(246,061)	(69,164)	(315,225)	(252,522)	(68,965)	(321,487)
Allowance for credit losses	(6,010)	(3,146)	(9,156)	(6,735)	(3,614)	(10,349)
Net investment in sales-type lease receivables	1,028,510	242,625	1,271,135	1,053,133	251,229	1,304,362
Loan receivables
Loan receivables	351,513	41,869	393,382	363,672	41,604	405,276
Allowance for credit losses	(9,072)	(1,552)	(10,624)	(9,896)	(1,518)	(11,414)
Net investment in loan receivables	342,441	40,317	382,758	353,776	40,086	393,862
Net investment in finance receivables	$1,370,951	$282,942	$1,653,893	$1,406,909	$291,315	$1,698,224

Allowance for Credit Losses
We estimate probable losses and provide an allowance for credit losses. Losses are based on historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a client's ability to pay, prevailing economic conditions and our ability to manage the collateral. We continually evaluate the adequacy of the allowance for credit losses and make adjustments as necessary. The assumptions used in determining an estimate of credit losses are inherently subjective and actual results may differ significantly from estimated reserves.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Activity in the allowance for credit losses for the three months ended March 31, 2016 and 2015 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2016	$6,735	$3,614	$9,896	$1,518	$21,763
Amounts charged to expense	995	50	1,300	157	2,502
Write-offs and other	(1,720)	(518)	(2,124)	(123)	(4,485)
Balance at March 31, 2016	$6,010	$3,146	$9,072	$1,552	$19,780

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2015	$10,281	$5,129	$10,912	$1,788	$28,110
Amounts charged to expense	16	(270)	2,431	214	2,391
Write-offs and other	(1,832)	(793)	(2,611)	(364)	(5,600)
Balance at March 31, 2015	$8,465	$4,066	$10,732	$1,638	$24,901

Aging of Receivables
The aging of gross finance receivables at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$1,159,519	$294,247	$347,336	$41,411	$1,842,513
> 90 days	22,261	4,967	4,177	458	31,863
Total	$1,181,780	$299,214	$351,513	$41,869	$1,874,376
Past due amounts > 90 days
Still accruing interest	$6,904	$1,371	$—	$—	$8,275
Not accruing interest	15,357	3,596	4,177	458	23,588
Total	$22,261	$4,967	$4,177	$458	$31,863

	December 31, 2015
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$1,193,232	$303,017	$360,052	$41,117	$1,897,418
> 90 days	19,158	5,082	3,620	487	28,347
Total	$1,212,390	$308,099	$363,672	$41,604	$1,925,765
Past due amounts > 90 days
Still accruing interest	$5,041	$1,617	$—	$—	$6,658
Not accruing interest	14,117	3,465	3,620	487	21,689
Total	$19,158	$5,082	$3,620	$487	$28,347

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

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
The table below shows the North America portfolio at March 31, 2016 and December 31, 2015 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

	March 31, 2016	December 31, 2015
Sales-type lease receivables
Low	$915,792	$926,387
Medium	194,933	192,645
High	35,904	37,573
Not Scored	35,151	55,785
Total	$1,181,780	$1,212,390
Loan receivables
Low	$248,426	$260,204
Medium	82,061	85,671
High	9,550	10,810
Not Scored	11,476	6,987
Total	$351,513	$363,672

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

6. Acquisitions, Intangible Assets and Goodwill
Acquisitions
In June 2015, we acquired 100% of the outstanding shares of Borderfree. The results of operations of Borderfree are included in our consolidated results from the date of acquisition. Our consolidated operating results for the three months ended March 31, 2016 include revenue of $25 million from Borderfree operations. On a supplemental pro forma basis, had we acquired Borderfree on January 1, 2015, our revenues would have been $25 million higher for the three months ended March 31, 2015. The impact on our earnings would not have been material.

On January 12, 2016, we acquired Enroute for $14 million in cash plus potential additional payments during the periods 2017-2019 based on the achievement of revenue targets during the periods 2016-2018. Enroute is a software-as-a-service enterprise retail and fulfillment solutions company and is reported within our Global Ecommerce segment.
Intangible Assets
Intangible assets consisted of the following:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$445,179	$(283,209)	$161,970	$437,459	$(272,353)	$165,106
Software & technology	151,337	(137,215)	14,122	149,591	(135,198)	14,393
Trademarks & other	36,178	(28,223)	7,955	35,314	(27,435)	7,879
Total intangible assets	$632,694	$(448,647)	$184,047	$622,364	$(434,986)	$187,378

Amortization expense was $11 million and $8 million for the three months ended March 31, 2016 and 2015, respectively.
Future amortization expense for intangible assets as of March 31, 2016 was as follows:

Remaining for year ending December 31, 2016	$28,051
Year ending December 31, 2017	28,294
Year ending December 31, 2018	25,695
Year ending December 31, 2019	22,606
Year ending December 31, 2020	17,795
Thereafter	61,606
Total	$184,047
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Goodwill
The changes in the carrying value of goodwill for the three months ended March 31, 2016 were as follows:

	December 31, 2015	Acquisitions	Foreign currency translation	March 31, 2016
North America Mailing	$296,053	$—	$5,497	$301,550
International Mailing	148,351	—	5,566	153,917
Small & Medium Business Solutions	444,404	—	11,063	455,467
Production Mail	105,757	—	1,178	106,935
Presort Services	196,890		—	196,890
Enterprise Business Solutions	302,647	—	1,178	303,825
Software Solutions	674,976	—	(965)	674,011
Global Ecommerce	323,930	7,769	—	331,699
Digital Commerce Solutions	998,906	7,769	(965)	1,005,710
Total goodwill	$1,745,957	$7,769	$11,276	$1,765,002

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

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

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2016 and December 31, 2015. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy.

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$20,453	$181,894	$—	$202,347
Equity securities	—	22,413	—	22,413
Commingled fixed income securities	—	23,811	—	23,811
Debt securities - U.S. and foreign governments, agencies and municipalities	120,388	12,537	—	132,925
Debt securities - corporate	—	62,671	—	62,671
Mortgage-backed / asset-backed securities	—	165,354	—	165,354
Derivatives
Foreign exchange contracts	—	145	—	145
Total assets	$140,841	$468,825	$—	$609,666
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(5,507)	$—	$(5,507)
Total liabilities	$—	$(5,507)	$—	$(5,507)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

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
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

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
Available-for-sale securities at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$129,918	$3,328	$(321)	$132,925
Corporate notes and bonds	61,181	1,869	(379)	62,671
Commingled fixed income securities	1,542	14	—	1,556
Mortgage-backed / asset-backed securities	163,491	3,024	(1,161)	165,354
Total	$356,132	$8,235	$(1,861)	$362,506

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$114,265	$1,804	$(1,268)	$114,801
Corporate notes and bonds	63,140	823	(1,079)	62,884
Mortgage-backed / asset-backed securities	177,821	1,901	(1,488)	178,234
Total	$355,226	$4,528	$(3,835)	$355,919

At March 31, 2016, investment securities that were in a loss position for 12 or more continuous months had aggregate unrealized holding losses of $1 million and an estimated fair value of $39 million, and investment securities that were in a loss position for less than 12 continuous months had aggregate unrealized holding losses of $1 million and an estimated fair value of $59 million.

At December 31, 2015, investment securities that were in a loss position for 12 or more continuous months had aggregate unrealized holding losses of $2 million and an estimated fair value of $36 million, and investment securities that were in a loss position for less than 12 continuous months had aggregate unrealized holding losses of $2 million and an estimated fair value of $146 million.

We have not recognized an other-than-temporary impairment on any of the investment securities in an unrealized loss position because we do not intend to sell these securities, it is more likely than not that we will not be required to sell these securities before recovery of the unrealized losses and we expect to receive the contractual principal and interest on these investment securities.

Scheduled maturities of available-for-sale securities at March 31, 2016 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$64,649	$64,711
After 1 year through 5 years	78,466	79,906
After 5 years through 10 years	52,093	53,610
After 10 years	160,924	164,279
Total	$356,132	$362,506
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities as borrowers have the right to prepay obligations with or without prepayment penalties.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

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
The fair value of derivative instruments at March 31, 2016 and December 31, 2015 was as follows:

Designation of Derivatives	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$122	$217
	Accounts payable and accrued liabilities:	(661)	(208)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	23	1,499
	Accounts payable and accrued liabilities:	(4,846)	(5,179)

	Total derivative assets	$145	$1,716
	Total derivative liabilities	(5,507)	(5,387)
	Total net derivative liabilities	$(5,362)	$(3,671)

Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At March 31, 2016 and December 31, 2015, we had outstanding contracts associated with these anticipated transactions with notional amounts of $16 million and $13 million, respectively.

The amounts included in AOCL at March 31, 2016 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The following represents the results of cash flow hedging relationships for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2016	2015		2016	2015
Foreign exchange contracts	$(393)	$(409)	Revenue	$(380)	$(396)
			Cost of sales	225	(395)
				$(155)	$(791)
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at March 31, 2016 mature within 12 months.
The following represents the results of our non-designated derivative instruments for the three months ended March 31, 2016 and 2015:

		Three Months Ended March 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2016	2015
Foreign exchange contracts	Selling, general and administrative expense	$(5,977)	$(208)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At March 31, 2016, the maximum amount of collateral that we would have been required to post had the credit-risk-related contingent features been triggered was $5 million.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations. These inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Carrying value excluding unamortized debt issuance costs	$3,065,603	$2,968,997
Fair value	$3,203,797	$3,102,890

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

8. Restructuring Charges
The tables below shows the activity in our restructuring reserves for the three months ended March 31, 2016 and 2015:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2016	$43,700	$3,722	$47,422
Expenses, net	4,590	1,060	5,650
Cash payments	(19,956)	(1,700)	(21,656)
Balance at March 31, 2016	$28,334	$3,082	$31,416

Balance at January 1, 2015	$81,836	$8,343	$90,179
Expenses, net	(51)	(30)	(81)
Cash payments	(19,884)	(1,990)	(21,874)
Balance at March 31, 2015	$61,901	$6,323	$68,224

The majority of the remaining restructuring reserves are expected to be paid over the next 12 to 24 months; however, due to certain international labor laws and long-term lease agreements, some payments will extend beyond 24 months. We expect to fund these payments from cash flows from operations.

9. Debt
At March 31, 2016 and December 31, 2015, total debt consisted of the following:

	Interest rate	March 31, 2016	December 31, 2015
Commercial paper	1.13%	$269,550	$90,000
Notes due January 2016	4.75%	—	370,914
Notes due September 2017	5.75%	385,109	385,109
Notes due March 2018	5.6%	250,000	250,000
Notes due May 2018	4.75%	350,000	350,000
Notes due March 2019	6.25%	300,000	300,000
Notes due March 2024	4.625%	500,000	500,000
Notes due January 2037	5.25%	115,041	115,041
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	450,000	150,000
Other debt		5,770	15,758
Principal amount		3,050,470	2,951,822
Less: unamortized discount and debt issuance costs		25,630	23,617
Plus: unamortized interest rate swap proceeds		20,105	22,463
Total debt		3,044,945	2,950,668
Less: current portion long-term debt and notes payable		269,732	461,085
Long-term debt		$2,775,213	$2,489,583

In January 2016, we borrowed $300 million under a term loan and used the proceeds to repay a portion of the $371 million, 4.75% notes due January 15, 2016. The remaining portion of the loan was repaid using cash from operations. The new term loan bears interest at the applicable Eurodollar Rate plus 1.25% and matures in December 2020. The applicable Eurodollar Rate at March 31, 2016 was .62%.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

In October 2014, we received a loan from the State of Connecticut Department of Economic and Community Development (CDECD). The loan consisted of a $15 million development loan and $1 million jobs-training grant that was subject to certain conditions being met. We satisfied the conditions related to the $1 million jobs-training grant during 2015. The loan agreement provided that $10 million of the loan would be forgiven if we satisfied certain employment obligations. In March 2016, we satisfied all criteria to receive the $10 million of loan forgiveness and, as a result, recorded the loan forgiveness as reductions of long-term debt and selling, general and administrative expenses.

10. Pensions and Other Benefit Programs
The components of net periodic benefit cost (income) were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2016	2015	2016	2015	2016	2015
Service cost	$32	$38	$527	$565	$501	$679
Interest cost	18,830	18,859	5,661	6,063	2,136	2,375
Expected return on plan assets	(25,589)	(26,044)	(8,472)	(8,839)	—	—
Amortization of transition credit	—	—	(2)	(2)	—	—
Amortization of prior service (credit) cost	(15)	2	(17)	(17)	74	74
Amortization of net actuarial loss	6,706	7,648	1,343	1,480	1,360	2,391
Settlement (1)	1,098	—	—	—	—	—
Net periodic benefit cost (income)	$1,062	$503	$(960)	$(750)	$4,071	$5,519

(1) Included in restructuring charges, net in the Condensed Consolidated Statements of Income.
Through March 31, 2016 and March 31, 2015, contributions to our U.S. pension plans were $4 million and $3 million, respectively, and contributions to our foreign plans were $38 million and $9 million, respectively. Nonpension postretirement benefit plan contributions were $4 million and $6 million through March 31, 2016 and March 31, 2015, respectively.

11. Income Taxes
The effective tax rate for the three months ended March 31, 2016 and 2015 was 37.1% and 37.3%, respectively. The effective tax rate for 2016 and 2015 each include a $3 million charge from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees.
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. The IRS examinations of our consolidated U.S. income tax returns for tax years prior to 2012 are closed to audit. Additionally, various post-2005 U.S. state and local tax returns are subject to examination. In Canada, the examination of our tax filings prior to 2009 are closed to audit, except for the pending application of legal principles to specific issues arising in earlier years. Other significant jurisdictions in which we have, or have recently completed, tax examinations include France, closed through the end of 2012, Germany closed through the end of 2011 and except for an item under appeal the U.K. is closed through the end of 2011. We have other less significant tax fillings currently subject to examination.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

12. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary of the Company, has 300,000 shares of outstanding perpetual voting preferred stock valued at $300 million held by certain institutional investors (PBIH Preferred Stock). The holders of PBIH Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the Company. The PBIH Preferred Stock is entitled to cumulative dividends at a rate of 6.125% through April 30, 2016. Commencing October 30, 2016, the PBIH Preferred Stock is redeemable, in whole or in part, at the option of PBIH. If the PBIH Preferred Stock is not redeemed in whole on October 30, 2016, the dividend rate increases 50% and will increase 50% every six months thereafter. No dividends were in arrears at March 31, 2016 or December 31, 2015.
13. Commitments and Contingencies
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

14. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2016 and 2015 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2016	$1	$505	$323,338	$161,280	$5,155,537	$(888,635)	$(4,573,305)	$178,721
Net income	—	—	—	—	58,046	—	—	58,046
Other comprehensive income	—	—	—	—	—	48,793	—	48,793
Dividends declared	—	—	—	—	(36,010)	—	—	(36,010)
Issuance of common stock	—	—	—	(21,555)	—	—	17,421	(4,134)
Conversion to common stock		(13)	—	(273)	—	—	286	—
Stock-based compensation expense	—	—	—	6,303	—	—	—	6,303
Repurchase of common stock	—	—	—	—	—	—	(128,451)	(128,451)
Balance at March 31, 2016	$1	$492	$323,338	$145,755	$5,177,573	$(839,842)	$(4,684,049)	$123,268

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2015	$1	$548	$323,338	$178,852	$4,897,708	$(846,156)	$(4,477,032)	$77,259
Net income	—	—	—	—	80,612	—	—	80,612
Other comprehensive loss	—	—	—	—	—	(62,491)	—	(62,491)
Dividends declared	—	—	—	—	(37,815)	—	—	(37,815)
Issuance of common stock	—	—	—	(30,914)	—	—	23,248	(7,666)
Conversion to common stock	—	(5)	—	(105)	—	—	110	—
Stock-based compensation expense	—	—	—	5,036	—	—	—	5,036
Balance at March 31, 2015	$1	$543	$323,338	$152,869	$4,940,505	$(908,647)	$(4,453,674)	$54,935

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

15. Accumulated Other Comprehensive Loss

Reclassifications out of AOCL for the three months ended March 31, 2016 and 2015 were as follows:

	Amount Reclassified from AOCL (a)
	Three Months Ended March 31,
	2016	2015
Gains (losses) on cash flow hedges
Revenue	$(380)	$(396)
Cost of sales	225	(395)
Interest expense, net	(507)	(507)
Total before tax	(662)	(1,298)
Benefit for income tax	(258)	(502)
Net of tax	$(404)	$(796)

Gains (losses) on available for sale securities
Interest expense, net	$18	$(24)
Provision (benefit) for income tax	7	(9)
Net of tax	$11	$(15)

Pension and Postretirement Benefit Plans (b)
Transition credit	$2	$2
Prior service costs	(42)	(59)
Actuarial losses	(9,409)	(11,519)
Settlements	(1,098)	—
Total before tax	(10,547)	(11,576)
Benefit for income tax	(3,799)	(4,167)
Net of tax	$(6,748)	$(7,409)
(a)     Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

(b)
Reclassified from accumulated other comprehensive loss into selling, general and administrative expenses. These amounts are included in the computation of net periodic costs (see Note 10 for additional details).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Changes in AOCL for the three months ended March 31, 2016 and 2015 were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2016	$(3,912)	$536	$(738,768)	$(146,491)	$(888,635)
Other comprehensive income (loss) before reclassifications (a)	(432)	3,465	(1,230)	39,849	41,652
Reclassifications into earnings (a), (b)	404	(11)	6,748	—	7,141
Net other comprehensive income (loss)	(28)	3,454	5,518	39,849	48,793
Balance at March 31, 2016	$(3,940)	$3,990	$(733,250)	$(106,642)	$(839,842)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2015	$(4,689)	$2,966	$(786,079)	$(58,354)	$(846,156)
Other comprehensive income (loss) before reclassifications (a)	(247)	1,715	—	(72,179)	(70,711)
Reclassifications into earnings (a), (b)	796	15	7,409	—	8,220
Net other comprehensive income (loss)	549	1,730	7,409	(72,179)	(62,491)
Balance at March 31, 2015	$(4,140)	$4,696	$(778,670)	$(130,533)	$(908,647)
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

•	our ability to successfully implement and transition to a new Enterprise Resource Planning (ERP) system without significant disruption to existing operations

•	the success of our investment in rebranding the company, including advertising, to build market awareness and create new demand for our businesses

•	changes in postal or banking regulations

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

Overview
During the first quarter we continued to execute on our strategic priorities to stabilize and reinvent our mail business, drive operational excellence and grow our business through digital commerce. We acquired a software-as-a-service enterprise retail and fulfillment solutions company and exited certain geographic markets as part of our initiative to simplify our geographic footprint. We also launched a new advertising campaign and worked to implement our new global enterprise resource planning (ERP) system for our U.S. businesses while continuing to work to reduce costs globally.
The U.S. dollar remained strong against other currencies during the quarter, which adversely affected our reported revenues and profitability, both from a translation perspective and a competitive perspective. The cost of our international competitors’ products and solutions improved relative to products and solutions manufactured or sold from the U.S. The current strength of the U.S. dollar relative to other currencies also affected demand for U.S. goods sold to consumers in other countries through our global ecommerce operations.
Financial Highlights for First Quarter 2016 compared to First Quarter 2015
Revenue for the first quarter of 2016 decreased 5% to $845 million compared to $891 million in the first quarter of 2015. Of this decrease, 1% is attributable to foreign currency translation and 1% from the exit of direct operations in Mexico, South Africa and five markets in Asia (Market Exits), which occurred during the first quarter of 2016 and fourth quarter of 2015.

•
Equipment sales declined 4% (1% from foreign currency translation, 2% from Market Exits), software declined 10% (3% from foreign currency translation), rentals revenue declined 9% (1% from foreign currency translation), financing revenue declined 8% (1% from foreign currency translation) and support services declined 8% (2% from foreign currency translation, 1% from Market Exits).

•
Small & Medium Business Solutions revenue decreased 5%. North America Mailing revenue was down 3% and International Mailing revenue was down 11% (4% from foreign currency translation and 2% from Market Exits).

•	Enterprise Business Solutions revenue decreased 3%. Production Mail decreased 12% (1% from foreign currency translation and 3% from Market Exits) and Presort Services increased 5%.

•
Digital Commerce Solutions revenue increased 9%. Software Solutions decreased 10% (3% from foreign currency translation) and Global Ecommerce increased 30% primarily due to expansion of our retail network, including the acquisition of Borderfree.

•	Revenue was negatively impacted by the absence of revenue from the 2015 sale of Imagitas.

Net income and diluted earnings per share from continuing operations for the first quarter of 2016 were $58 million and $0.30, respectively, compared to $80 million and $0.40, respectively, in 2015. The decreases were driven primarily by:

•	The decline in revenue;

•	Incremental costs related to our advertising campaign and new ERP system;

•	The absence of earnings from the 2015 sale of Imagitas;

•	Incremental expenses associated with Borderfree; and

•	Disposition costs associated with the exit of certain geographic markets during the first quarter of 2016.

Cash and Cash Equivalents decreased $38 million during the first quarter of 2016. In the quarter we:

•	Generated cash from operations of $58 million;

•	Acquired Enroute for $14 million;

•	Paid dividends of $36 million to our common stockholders;

•	Spent $128 million repurchasing our common stock; and

•	Increased net borrowings by approximately $100 million.

Outlook
During the first quarter of 2016, we continued experiencing the effects of a strong U.S. dollar. A continuing strong U.S. dollar for the remainder of the year could adversely affect our reported revenues and profitability, both from a translation perspective and a competitive perspective, as the cost of international competitors’ products and solutions improves relative to our products and solutions sold from the U.S. A dollar that remains strong could also continue to affect demand for U.S. goods sold to consumers in other countries through our global ecommerce operations.

During the remainder of 2016, we will continue to invest in the implementation of our new ERP system and advertising campaign. We anticipate continued benefits from our restructuring actions, synergies from acquisitions, benefits from our go-to-market strategy in major markets and from the implementation of the new ERP system. We will continue to introduce new products and solutions across all of our businesses. In April, we launched our Pitney Bowes Commerce Cloud that will help our clients identify customers, locate new sales opportunities, enable communications with their existing and prospective customers, power shipping globally and manage payments for mailing and shipping.

In February 2016, we received authorization to repurchase an additional $150 million of our common stock and expect to repurchase up to $215 million of our common stock during 2016.

Within SMB Solutions, we expect the introduction of new solutions and services to help further stabilize revenue. Internationally, the implementation of our go-to-market strategy is now complete in our major markets and, as a result, we expect stabilizing trends in those markets.

Within Enterprise Business Solutions, we expect continued revenue and profitability growth in Presort Services due to client expansion and higher processed mail volumes; however, we anticipate that Production Mail revenue growth will be challenged by changes in the overall market and declining services revenue.

Within DCS, we anticipate future increased demand in Software Solutions due to expansion of our partner channel, improved sales efficiencies, new industry-specific solutions and the transition and training of a new sales group within the organization. We anticipate revenue growth in Global Ecommerce from our market place relationships, retail business and continued demand for our shipping solutions driven by new client acquisitions and expanded services.

.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Three Months Ended March 31,
	2016	2015	% change
Equipment sales	$159,361	$165,964	(4)%
Supplies	72,051	73,368	(2)%
Software	78,058	86,357	(10)%
Rentals	104,090	113,997	(9)%
Financing	97,423	105,630	(8)%
Support services	128,260	139,558	(8)%
Business services	205,346	205,807	—%
Total revenue	$844,589	$890,681	(5)%

	Three Months Ended March 31,
			Percentage of Revenue
	2016	2015	2016	2015
Cost of equipment sales	$71,539	$75,013	44.9%	45.2%
Cost of supplies	20,690	22,659	28.7%	30.9%
Cost of software	26,815	29,864	34.4%	34.6%
Cost of rentals	20,495	20,701	19.7%	18.2%
Financing interest expense	14,915	18,770	15.3%	17.8%
Cost of support services	75,249	83,599	58.7%	59.9%
Cost of business services	135,538	139,919	66.0%	68.0%
Total cost of revenue	$365,241	$390,525	43.2%	43.8%

Revenue and Cost of Revenues - First Quarter 2016 compared to First Quarter 2015
Equipment sales
Equipment sales revenue decreased 4% in the quarter. Excluding unfavorable impacts from foreign currency translation of 1% and Market Exits of 2%, revenue decreased 1% primarily due to:

•	3% from lower installations of production mail inserter equipment mainly in the U.S. and U.K.; and

•	1% from lower mailing equipment sales internationally primarily in the U.K. and Nordics.
Partially offsetting the above decreases, was a 3% increase from North America mailing equipment sales growth of 5% due to improved go-to-market initiatives.
Cost of equipment sales as a percentage of equipment sales for the quarter improved to 44.9% primarily due to product mix.

Supplies
Supplies revenue decreased 2% in the quarter driven by unfavorable foreign currency translation.
Cost of supplies as a percentage of supplies revenue for the quarter improved to 28.7% primarily due to a greater mix of higher margin core supplies sales.

Software
Software revenue decreased 10% in the quarter. Excluding unfavorable impacts from foreign currency translation of 3%, revenue decreased 7%, primarily due to:

•	5% from lower worldwide licensing revenue reflecting fewer large licensing deals; and

•	1% from lower data revenue.
Cost of software as a percentage of software revenue for the quarter remained relatively flat at 34.4% compared to the prior year.

Rentals
Rentals revenue decreased 9% in the quarter. Excluding unfavorable impacts from foreign currency translation of 1%, rentals revenue decreased 8%. Of this decrease, 7% is attributable to our worldwide mailing businesses primarily due to the decline in the number of installed meters as well as a shift by certain customers to less-featured, lower cost machines.
Cost of rentals as a percentage of rentals revenue increased to 19.7% primarily due to product mix.

Financing
Financing revenue decreased 8% in the quarter. Excluding unfavorable impacts from foreign currency translation of 1%, revenue decreased 7%. Of this decrease, 6% is attributable to our worldwide mailing businesses primarily due to lower equipment sales in prior periods and a declining lease portfolio.

We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio (10:1 in 2015) and apply our overall effective interest rate to the average outstanding finance receivables.
Financing interest expense as a percentage of financing revenue decreased to 15.3% due to lower average outstanding finance receivables, a decrease in the effective interest rate and the change in the debt to equity leverage ratio.

Support Services
Support services revenue decreased 8% in the quarter. Excluding unfavorable impacts from foreign currency translation of 2% and Market Exits of 1%, revenue decreased 5% primarily due to:

•	4% from our worldwide mailing businesses driven by a lower number of mailing machines in service and a shift to less-featured, lower cost machines; and

•
1% from our production mail business reflecting lower maintenance revenue on production mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment.

Cost of support services as a percentage of support services revenue improved to 58.7% due to expense reductions and productivity initiatives.

Business Services
Business Services revenue remained flat in the quarter. The growth in Ecommerce retail and presort services were offset by the loss of revenue from Imagitas.
Cost of business services as a percentage of business services revenue improved to 66.0% primarily due to product mix.

Selling, general and administrative (SG&A)
SG&A expense increased 4% in the quarter to $327 million due to additional expenses of $12 million for advertising and our ERP program, $4 million of amortization expense related to the acquisition of Borderfree (see Note 6 to the Condensed Consolidated Financial Statements), and $3 million related to the exit of certain geographic markets during the first quarter of 2016. Productivity initiatives and a $10 million loan forgiveness related to a State of Connecticut development loan (see Note 9 to the Condensed Consolidated Financial Statements) partially offset the increases in expenses. Additionally, foreign currency translation reduced SG&A expense by $4 million.

Income taxes
See Note 11 to the Condensed Consolidated Financial Statements.

Preferred stock dividends attributable to noncontrolling interests
See Note 12 to the Condensed Consolidated Financial Statements.

Business segment results - First Quarter 2016 compared to First Quarter 2015
The principal products and services of each of our reportable segments are as follows:

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

Digital Commerce Solutions:
Software Solutions: Includes the worldwide revenue and related expenses from the licensing of non-equipment-based mailing, customer information management, location intelligence and customer engagement solutions and related support services.
Global Ecommerce: Includes the worldwide revenue and related expenses from shipping solutions and cross-border ecommerce.

We determine EBIT by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges that are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides a useful measure of our operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. See Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of segment EBIT to income from continuing operations before income taxes.
Revenue and EBIT for the three months ended March 31, 2016 and 2015 by reportable segment are presented below:

	Revenue			EBIT
	2016	2015	% change	2016	2015	% change
North America Mailing	$349,726	$361,874	(3)%	$155,915	$163,665	(5)%
International Mailing	103,759	116,173	(11)%	11,851	11,724	1%
Small & Medium Business Solutions	453,485	478,047	(5)%	167,766	175,389	(4)%
Production Mail	87,425	99,503	(12)%	6,824	9,032	(24)%
Presort Services	127,396	121,531	5%	28,910	27,494	5%
Enterprise Business Solutions	214,821	221,034	(3)%	35,734	36,526	(2)%
Software Solutions	77,922	86,237	(10)%	(2,572)	4,133	> (100)%
Global Ecommerce	98,361	75,386	30%	772	8,146	(91)%
Digital Commerce Solutions	176,283	161,623	9%	(1,800)	12,279	> (100)%
Other	—	29,977	(100)%	—	4,958	(100)%
Total	$844,589	$890,681	(5)%	$201,700	$229,152	(12)%

Small & Medium Business Solutions
North America Mailing
North America Mailing revenue decreased 3% in the quarter primarily due to:

•	2% from lower rentals revenue and 1% from lower support services revenue, primarily reflecting continuing decline in installed meters and shift to lower cost less featured machines; and

•	2% from lower financing revenue primarily from declining equipment sales in prior periods.
The above decreases were partially offset by a 2% increase from higher sales of equipment and supplies.
EBIT decreased 5% in the quarter in the quarter compared to the prior year, primarily due to the decline in high margin recurring revenue streams.

International Mailing
International Mailing revenue decreased 11% in the quarter. Excluding unfavorable impacts from foreign currency translation of 4% and Market Exits of 2%, revenue decreased 5%, primarily due to:

•
2% from lower equipment sales driven by a combination of lower renewal opportunities in the U.K. and higher equipment sales in France and Germany as sales productivity increased following the full implementation of the go-to-market strategy; and

•	1% each from lower rental, supplies and support services revenue, due to lower installed meter base.
Despite the decrease in revenue, EBIT increased 1% in the quarter compared to the prior year, primarily due to benefits of productivity and go-to-market initiatives, partially offset by a shift in product mix.

Enterprise Business Solutions
Production Mail
Production Mail revenue decreased 12% in the quarter. Excluding the unfavorable impacts from foreign currency translation of 1% and Market Exits of 3%, revenue decreased 8%, primarily due to:

•	5% from lower equipment sales primarily resulting from lower installations of inserter equipment; and

•	2% from lower support services revenue as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment.
EBIT decreased 24% in the quarter compared to the prior year, primarily due to lower sales of high margin inserting equipment.

Presort Services
Presort Services revenue increased 5% in the quarter primarily due to:

•	Higher volumes of mail processed; and

•	New client acquisitions.
EBIT increased 5% in the quarter compared to the prior year, primarily due to the increase in revenue and benefits from ongoing operational productivity initiatives, partially offset by higher mail processing costs.

Digital Commerce Solutions
Software Solutions
Software Solutions revenue decreased 10% in the quarter. Excluding the unfavorable impacts from foreign currency translation of 3%, revenue decreased 7%, primarily due to:

•	5% from lower worldwide licensing revenue reflecting fewer large licensing deals; and

•	1% from lower data revenue.
EBIT in the quarter was a loss of $3 million compared to earnings of $4 million in the prior year primarily due to lower high-margin licensing revenue and higher selling and marketing costs.

Global Ecommerce
Global Ecommerce revenue increased 30% primarily due to:

•	34% from expansion of our retail network, including the acquisition of Borderfree; and

•	6% from growth in the U.K. cross-border marketplace.
The above increases were offset partially by a decrease of 8% related to the one-time recognition of deferred cross-border delivery fees in 2015 and 1% from lower volumes of packages shipped from our U.S. outbound cross-border service facility, which continue to be pressured by a strong U.S. dollar.
EBIT decreased $7 million compared to the prior year primarily due to the recognition of $6 million of deferred cross-border delivery fees in 2015.

Other
Other includes Imagitas, our Marketing Services business, which was sold in May 2015.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity under our commercial paper program will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends, strategic acquisitions and share repurchases. Cash and cash equivalents and short-term investments were $735 million at March 31, 2016 and $768 million at December 31, 2015. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash and cash equivalents held by our foreign subsidiaries were $445 million at March 31, 2016 and $470 million at December 31, 2015. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.
Cash Flow Summary - First Quarter 2016 compared to First Quarter 2015
Changes in cash and cash equivalents for the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015	Change
Net cash provided by operating activities	$58	$104	$(46)
Net cash used in investing activities	(60)	(65)	5
Net cash used in financing activities	(56)	(212)	156
Effect of exchange rate changes on cash and cash equivalents	20	(35)	55
Change in cash and cash equivalents	$(38)	$(208)	$170
Cash flows from operations decreased $46 million, primarily due to:

•	Lower income;

•	Higher pension plan contributions primarily resulting from a $36 million contribution to the U.K. pension plan;

•	Higher tax payments; and

•	Payments associated with the launch of the ERP system and new advertising campaign.
Partially offsetting the above uses of cash were lower employee-related and interest payments.

Cash flows used in investing activities decreased $5 million, primarily due to:

•	Higher proceeds from the sale of investment securities of $15 million and lower capital expenditures of $3 million.

•	Partially offset by net cash paid to acquire Enroute of $14 million.

Cash flows used in financing activities decreased $156 million, primarily due to:

•	Higher net borrowings of $283 million (we increased total debt by $109 million in 2016 compared to a net debt reduction of $174 million in 2015).

•	Partially offset by $128 million for repurchases of our common stock in 2016.

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
At March 31, 2016, there was $270 million of outstanding commercial paper borrowings with an effective interest rate of 1.13%. During the first quarter of 2016, the average daily amount of outstanding commercial paper borrowings was $192 million at a weighted-average interest rate of 1.04% and the maximum amount outstanding at any time during the quarter was $305 million. At March 31, 2015, there was $100 million of outstanding commercial paper borrowings at an effective interest rate of 0.54%.
In January 2016, we borrowed $300 million under a term loan and used the proceeds to repay a portion of the $371 million, 4.75% notes due January 15, 2016. The remaining portion of the loan was repaid using cash from operations. The new term loan bears interest at the applicable Eurodollar Rate plus 1.25% and matures in December 2020. The applicable Eurodollar Rate at March 31, 2016 was .62%.

In October 2014, we received a loan from the State of Connecticut Department of Economic and Community Development (CDECD). The loan consisted of a $15 million development loan and $1 million jobs-training grant that was subject to certain conditions being met. We satisfied the conditions related to the $1 million jobs-training grant during 2015. The loan agreement provided that $10 million of the loan would be forgiven if we satisfied certain employment obligations. In March 2016, we satisfied all criteria to receive the $10 million of loan forgiveness and, as a result, recorded the loan forgiveness as reductions of debt and selling, general and administrative expenses. The loan forgiveness did not impact cash flow.

In October 2016, the $300 million of outstanding Preferred Stock of one of our subsidiaries is redeemable at our option. If we do not redeem the Preferred Stock, the dividend rate increases 50% and will increase 50% every six months thereafter. We are currently evaluating various alternatives to redeem or refinance the Preferred Stock. See Note 12 to the Condensed Consolidated Financial Statements.

Dividends and Share Repurchases
Through the three months ended March 31, 2016, we paid dividends to our stockholders of $36 million. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends.

During the first quarter, we spent $128 million on the repurchase of our common shares. In February 2016, we received authorization to repurchase $150 million of outstanding stock and at March 31, 2016, had remaining authorization to repurchase up to $90 million of our common shares. We expect to repurchase up to $215 million of our common stock during 2016.

Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2015 Annual Report.

Item 3: Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to the disclosures made in the 2015 Annual Report.
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
Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal control over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act. In addition, no changes in internal control over financial reporting occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of March 31, 2016.
We acquired Borderfree in a purchase business combination on in June 2015 as described in Note 6 to our Condensed Consolidated Financial Statements included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2015. We are in the process of reviewing and evaluating the business and internal controls and processes of Borderfree and are implementing our internal control structure over this acquired business.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 13 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2015 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. In February 2016, we received authorization from the Board of Directors to repurchase an additional $150 million of our common stock. The following table provides information about our purchases of our common stock during the three months ended March 31, 2016:

	Total Number of shares purchased	Average price paid per share	Total Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may be purchased under the plans or programs (in thousands)
Beginning balance				$64,567
January 1, 2016 - January 31, 2016	1,855,458	$18.84	1,855,458	$29,603
February 1, 2016 - February 29, 2016	3,031,111	$17.31	3,031,111	$127,129
March 1, 2016 - March 31, 2016	1,920,344	$19.42	1,920,344	$89,837
	6,806,913	$18.32	6,806,913
Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
12	Computation of ratio of earnings to fixed charges	12
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	May 6, 2016

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