Form 10-Q
period 2016-06-30
PITNEY BOWES INC /DE/
filed 2016-08-08
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

As of July 28, 2016, 185,589,844 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Equipment sales	$152,641	$165,507	$312,002	$331,471
Supplies	65,274	70,636	137,325	144,004
Software	90,615	99,184	168,673	185,541
Rentals	102,869	111,312	206,959	225,309
Financing	91,609	101,437	189,032	207,067
Support services	131,418	139,237	259,678	278,795
Business services	201,460	193,578	406,806	399,385
Total revenue	835,886	880,891	1,680,475	1,771,572
Costs and expenses:
Cost of equipment sales	78,055	79,043	149,594	154,056
Cost of supplies	19,624	21,624	40,314	44,283
Cost of software	26,983	28,501	53,798	58,365
Cost of rentals	18,415	21,003	38,910	41,704
Financing interest expense	13,495	17,868	28,410	36,638
Cost of support services	74,742	81,507	149,991	165,106
Cost of business services	140,830	135,636	276,368	275,555
Selling, general and administrative	288,580	315,578	615,462	630,107
Research and development	34,513	28,492	61,081	54,540
Restructuring charges and asset impairments, net	26,076	14,350	33,009	14,269
Interest expense, net	20,799	20,971	40,100	45,035
Other expense (income), net	536	(93,135)	536	(93,135)
Total costs and expenses	742,648	671,438	1,487,573	1,426,523
Income from continuing operations before income taxes	93,238	209,453	192,902	345,049
Provision for income taxes	33,394	52,351	70,418	102,898
Income from continuing operations	59,844	157,102	122,484	242,151
Loss from discontinued operations, net of tax	(1,660)	(739)	(1,660)	(582)
Net income	58,184	156,363	120,824	241,569
Less: Preferred stock dividends attributable to noncontrolling interests	4,594	4,593	9,188	9,187
Net income attributable to Pitney Bowes Inc.	$53,590	$151,770	$111,636	$232,382
Amounts attributable to common stockholders:
Net income from continuing operations	$55,250	$152,509	$113,296	$232,964
Loss from discontinued operations, net of tax	(1,660)	(739)	(1,660)	(582)
Net income attributable to Pitney Bowes Inc.	$53,590	$151,770	$111,636	$232,382
Basic earnings per share attributable to common stockholders:
Continuing operations	$0.29	$0.76	$0.60	$1.16
Discontinued operations	(0.01)	—	(0.01)	—
Net income attributable to Pitney Bowes Inc.	$0.29	$0.75	$0.59	$1.15
Diluted earnings per share attributable to common stockholders:
Continuing operations	$0.29	$0.75	$0.59	$1.15
Discontinued operations	(0.01)	—	(0.01)	—
Net income attributable to Pitney Bowes Inc.	$0.28	$0.75	$0.59	$1.15
Dividends declared per share of common stock	$0.1875	$0.1875	$0.3750	$0.3750

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$58,184	$156,363	$120,824	$241,569
Less: Preferred stock dividends attributable to noncontrolling interests	4,594	4,593	9,188	9,187
Net income attributable to Pitney Bowes Inc.	53,590	151,770	111,636	232,382
Other comprehensive income (loss), net of tax:
Foreign currency translations	(9,520)	13,157	30,325	(59,022)
Net unrealized gain (loss) on cash flow hedges, net of tax of $281, $(201), $264 and $140, respectively	450	(333)	422	216
Net unrealized gain (loss) on investment securities, net of tax of $1,415, $(1,877), $3,443 and $(863), respectively	2,409	(3,203)	5,863	(1,473)
Adjustments to pension and postretirement plans, net of tax of $(777) for the six months ended June 30, 2016	—	—	(1,230)	—
Amortization of pension and postretirement costs, net of tax of $4,122, $3,614, $7,921 and $7,781, respectively	6,080	6,520	12,828	13,929
Other comprehensive (loss) income, net of tax	(581)	16,141	48,208	(46,350)
Comprehensive income attributable to Pitney Bowes Inc.	$53,009	$167,911	$159,844	$186,032

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$675,972	$650,557
Short-term investments	74,809	117,021
Accounts receivable (net of allowance of $11,202 and $9,997, respectively)	431,580	476,583
Short-term finance receivables (net of allowance of $13,714 and $15,480, respectively)	918,974	918,383
Inventories	110,960	88,824
Current income taxes	12,186	6,584
Other current assets and prepayments	61,039	67,400
Total current assets	2,285,520	2,325,352
Property, plant and equipment, net	309,491	330,088
Rental property and equipment, net	172,269	177,515
Long-term finance receivables (net of allowance of $5,031 and $6,210, respectively)	693,589	760,657
Goodwill	1,752,714	1,745,957
Intangible assets, net	172,785	187,378
Non-current income taxes	66,942	70,294
Other assets	510,267	525,891
Total assets	$5,963,577	$6,123,132

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,345,653	$1,448,321
Current income taxes	7,235	16,620
Current portion of long-term debt and notes payable	470,058	461,085
Advance billings	308,728	353,025
Total current liabilities	2,131,674	2,279,051
Deferred taxes on income	212,607	205,668
Tax uncertainties and other income tax liabilities	69,803	68,429
Long-term debt	2,623,764	2,489,583
Other non-current liabilities	550,546	605,310
Total liabilities	5,588,394	5,648,041

Commitments and contingencies (See Note 13)
Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	1	1
Cumulative preference stock, no par value, $2.12 convertible	489	505
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	148,154	161,280
Retained earnings	5,196,194	5,155,537
Accumulated other comprehensive loss	(840,427)	(888,635)
Treasury stock, at cost (137,762,931 and 127,816,704 shares, respectively)	(4,748,936)	(4,573,305)
Total Pitney Bowes, Inc. stockholders’ equity	78,813	178,721
Total liabilities, noncontrolling interests and stockholders’ equity	$5,963,577	$6,123,132

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$120,824	$241,569
Restructuring payments	(33,866)	(30,775)
Special pension plan contributions	(36,731)	—
Tax payments related to other investments	—	(26,375)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of businesses	2,099	(107,548)
Depreciation and amortization	89,538	85,153
Gain on debt forgiveness	(10,000)	—
Stock-based compensation	9,511	11,067
Restructuring charges and asset impairments, net	33,009	14,269
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Decrease in accounts receivable	46,828	36,484
Decrease in finance receivables	73,496	74,092
Increase in inventories	(22,601)	(17,414)
Decrease (Increase) in other current assets and prepayments	7,206	(15,984)
Decrease in accounts payable and accrued liabilities	(80,039)	(130,100)
(Decrease) Increase in current and non-current income taxes	(10,801)	50,635
(Decrease) Increase in advance billings	(45,410)	15,850
Other, net	10,524	85
Net cash provided by operating activities	153,587	201,008
Cash flows from investing activities:
Purchases of available-for-sale securities	(77,185)	(113,339)
Proceeds from sales/maturities of available-for-sale securities	84,854	117,993
Net proceeds from short-term and other investments	57,591	8,130
Capital expenditures	(71,359)	(89,612)
Proceeds from sale of buildings	17,671	38,640
Acquisition of businesses, net of cash acquired	(13,417)	(391,531)
Divestiture of businesses, net of cash transferred	(3,039)	289,639
Change in reserve account deposits	(7,143)	(21,464)
Other investing activities	(4,480)	743
Net cash used in investing activities	(16,507)	(160,801)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	300,000	950
Principal payments of long-term debt	(370,952)	(354,909)
Increase in short-term borrowings, net	229,875	100,000
Dividends paid to stockholders	(70,979)	(75,637)
Common stock repurchases	(194,776)	—
Dividends paid to noncontrolling interests	(9,188)	(9,188)
Other financing activities	—	1,585
Net cash used in financing activities	(116,020)	(337,199)
Effect of exchange rate changes on cash and cash equivalents	4,355	(28,903)
Increase (Decrease) in cash and cash equivalents	25,415	(325,895)
Cash and cash equivalents at beginning of period	650,557	1,054,118
Cash and cash equivalents at end of period	$675,972	$728,223
Cash interest paid	$78,311	$86,888
Cash income tax payments, net of refunds	$84,225	$75,939

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
In 2015, we determined that certain investments were classified as cash and cash equivalents and made reclassifications primarily between short-term investments and cash and cash equivalents. Accordingly, the Consolidated Statement of Cash Flows for the period ended June 30, 2015 has been revised to reduce beginning cash and cash equivalents by $25 million and ending cash and cash equivalents by $26 million and investments have been correspondingly increased.

During the second quarter of 2016, we determined that certain amounts included in finance receivables and rental property and equipment should be classified in accounts receivable and other current assets and prepayments. Accordingly, the Consolidated Balance Sheet as of December 31, 2015 was revised to increase accounts receivable by $19 million, reduce short-term finance receivables by $17 million, increase prepaid and other current assets and prepayments by $3 million, reduce rental property and equipment by $3 million and reduce long-term finance receivables by $2 million.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

New Accounting Pronouncements - Standards Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for interim and annual periods beginning after December 15, 2019. We are currently assessing the impact this standard will have on our consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Changes under this guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We are currently assessing the impact this standard will have on our consolidated financial statements and disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard requires companies to recognize revenue for the transfer of goods and services to customers in amounts that reflect the consideration the company expects to receive in exchange for those goods and services. The standard will also result in enhanced disclosures about revenue. In July 2015, the FASB approved a one-year deferral of the effective date. This standard is now effective for fiscal periods beginning after December 15, 2017. The standard can be adopted either retrospectively or as a cumulative-effect adjustment. Companies are permitted to adopt the standard as early as the original public entity effective date (fiscal periods beginning after December 15, 2016). Early adoption prior to that date is prohibited. We are currently in the process of evaluating a sample of contracts with customers under the new standard and cannot currently estimate the financial statement impact of adoption. We have not decided on the transition method we will use to adopt the new standard. Areas of potential change include, but are not limited to: units of accounting; estimating and allocating variable consideration as well as changes in variable consideration and cumulative adjustments to revenue; determining the standalone selling price of software; and capitalization of certain contract costs, including sales commissions. In addition, we continue to monitor additional changes, clarifications or interpretations being undertaken by the FASB.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Revenue and EBIT by business segment is presented below:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
North America Mailing	$322,068	$356,791	$671,794	$718,665
International Mailing	106,338	110,610	210,097	226,783
Small & Medium Business Solutions	428,406	467,401	881,891	945,448
Production Mail	95,874	97,731	183,299	197,234
Presort Services	115,765	113,922	243,161	235,453
Enterprise Business Solutions	211,639	211,653	426,460	432,687
Software Solutions	90,464	99,041	168,386	185,278
Global Ecommerce	105,377	77,966	203,738	153,352
Digital Commerce Solutions	195,841	177,007	372,124	338,630
Other	—	24,830	—	54,807
Total revenue	$835,886	$880,891	$1,680,475	$1,771,572

	EBIT
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
North America Mailing	$142,227	$159,392	$298,142	$323,057
International Mailing	12,781	14,122	24,632	25,846
Small & Medium Business Solutions	155,008	173,514	322,774	348,903
Production Mail	12,914	10,028	19,738	19,060
Presort Services	21,214	23,544	50,124	$51,038
Enterprise Business Solutions	34,128	33,572	69,862	70,098
Software Solutions	10,151	16,158	7,579	20,291
Global Ecommerce	3,674	3,056	4,446	11,202
Digital Commerce Solutions	13,825	19,214	12,025	31,493
Other	—	5,611	—	10,569
Total EBIT	202,961	231,911	404,661	461,063
Reconciling items:
Interest, net	(34,294)	(38,839)	(68,510)	(81,673)
Unallocated corporate expenses	(48,777)	(51,921)	(106,544)	(102,724)
Restructuring charges and asset impairments, net	(26,076)	(14,350)	(33,009)	(14,269)
Acquisition and disposition-related expenses	(40)	(10,483)	(3,160)	(10,483)
Other income (expense), net	(536)	93,135	(536)	93,135
Income from continuing operations before income taxes	93,238	209,453	192,902	345,049
Provision for income taxes	33,394	52,351	70,418	102,898
Loss from discontinued operations, net of tax	(1,660)	(739)	(1,660)	(582)
Net income	$58,184	$156,363	$120,824	$241,569

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

3. Earnings per Share
The calculations of basic and diluted earnings per share are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Amounts attributable to common stockholders:
Net income from continuing operations	$55,250	$152,509	$113,296	$232,964
Loss from discontinued operations, net of tax	(1,660)	(739)	(1,660)	(582)
Net income - Pitney Bowes Inc. (numerator for diluted EPS)	53,590	151,770	111,636	232,382
Less: Preference stock dividend	9	10	19	21
Income attributable to common stockholders (numerator for basic EPS)	$53,581	$151,760	$111,617	$232,361
Denominator:
Weighted-average shares used in basic EPS	187,395	201,712	189,929	201,504
Effect of dilutive shares:
Conversion of Preferred stock and Preference stock	300	324	302	329
Employee stock plans	667	804	575	801
Weighted-average shares used in diluted EPS	188,362	202,840	190,806	202,634
Basic earnings per share:
Continuing operations	$0.29	$0.76	$0.60	$1.16
Discontinued operations	(0.01)	—	(0.01)	—
Net income	$0.29	$0.75	$0.59	$1.15
Diluted earnings per share:
Continuing operations	$0.29	$0.75	$0.59	$1.15
Discontinued operations	(0.01)	—	(0.01)	—
Net income	$0.28	$0.75	$0.59	$1.15
Anti-dilutive shares not used in calculating diluted weighted-average shares:	6,878	6,395	8,892	7,313

4. Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and on the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Raw materials	$30,329	$25,803
Work in process	9,270	6,408
Supplies and service parts	47,916	44,323
Finished products	35,773	24,618
Inventory at FIFO cost	123,288	101,152
Excess of FIFO cost over LIFO cost	(12,328)	(12,328)
Total inventory, net	$110,960	$88,824

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

5. Finance Assets
Finance Receivables
Finance receivables are comprised of sales-type lease receivables and unsecured revolving loan receivables. Sales-type lease receivables are generally due in monthly, quarterly or semi-annual installments over periods ranging from three to five years. Loan receivables arise primarily from financing services offered to our customers for postage and supplies. Loan receivables are generally due each month; however, customers may rollover outstanding balances. Interest is recognized on loan receivables using the effective interest method and related annual fees are initially deferred and recognized ratably over the annual period covered. Customer acquisition costs are expensed as incurred. During the second quarter of 2016, we determined that certain finance receivables included in our sales-type lease receivables portfolio with a net investment of $35 million at December 31, 2015 should be classified in our loan receivables portfolio. Accordingly, prior period amounts have been revised to reflect this change.
Finance receivables at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016			December 31, 2015
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,112,708	$288,403	$1,401,111	$1,157,189	$303,854	$1,461,043
Unguaranteed residual values	94,283	14,917	109,200	100,000	15,709	115,709
Unearned income	(228,767)	(66,963)	(295,730)	(247,854)	(68,965)	(316,819)
Allowance for credit losses	(5,846)	(2,697)	(8,543)	(6,606)	(3,542)	(10,148)
Net investment in sales-type lease receivables	972,378	233,660	1,206,038	1,002,729	247,056	1,249,785
Loan receivables
Loan receivables	375,590	41,137	416,727	399,193	41,604	440,797
Allowance for credit losses	(8,863)	(1,339)	(10,202)	(10,024)	(1,518)	(11,542)
Net investment in loan receivables	366,727	39,798	406,525	389,169	40,086	429,255
Net investment in finance receivables	$1,339,105	$273,458	$1,612,563	$1,391,898	$287,142	$1,679,040

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Activity in the allowance for credit losses for the six months ended June 30, 2016 and 2015 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2016	$6,735	$3,542	$9,896	$1,518	$21,691
Amounts charged to expense	1,895	186	2,765	390	5,236
Write-offs and other	(2,784)	(1,031)	(3,798)	(569)	(8,182)
Balance at June 30, 2016	$5,846	$2,697	$8,863	$1,339	$18,745

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2015	$10,125	$5,024	$10,051	$1,519	$26,719
Amounts charged to expense	130	(447)	3,895	554	4,132
Write-offs and other	(2,423)	(924)	(3,612)	(354)	(7,313)
Balance at June 30, 2015	$7,832	$3,653	$10,334	$1,719	$23,538

Aging of Receivables
The aging of gross finance receivables at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$1,072,727	$282,986	$370,080	$40,603	$1,766,396
> 90 days	39,981	5,417	5,510	534	51,442
Total	$1,112,708	$288,403	$375,590	$41,137	$1,817,838
Past due amounts > 90 days
Still accruing interest	$16,996	$1,780	$—	$—	$18,776
Not accruing interest	22,985	3,637	5,510	534	32,666
Total	$39,981	$5,417	$5,510	$534	$51,442

	December 31, 2015
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$1,138,031	$298,772	$395,573	$41,117	$1,873,493
> 90 days	19,158	5,082	3,620	487	28,347
Total	$1,157,189	$303,854	$399,193	$41,604	$1,901,840
Past due amounts > 90 days
Still accruing interest	$5,041	$1,617	$—	$—	$6,658
Not accruing interest	14,117	3,465	3,620	487	21,689
Total	$19,158	$5,082	$3,620	$487	$28,347

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
The table below shows the North America portfolio at June 30, 2016 and December 31, 2015 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

	June 30, 2016	December 31, 2015
Sales-type lease receivables
Low	$878,526	$886,198
Medium	192,616	192,645
High	21,171	37,573
Not Scored	20,395	40,773
Total	$1,112,708	$1,157,189
Loan receivables
Low	$278,787	$295,725
Medium	76,479	85,671
High	7,011	10,810
Not Scored	13,313	6,987
Total	$375,590	$399,193

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

6. Acquisitions, Divestitures, Intangible Assets and Goodwill
Acquisitions
In June 2015, we acquired 100% of the outstanding shares of Borderfree, Inc. ("Borderfree"). The results of operations of Borderfree are included in our consolidated results from the date of acquisition. During the second quarter of 2016, as a result of obtaining new information about facts and circumstances that existed as of the acquisition date, we recorded an increase of $2 million to accounts payable and accrued expenses acquired in the Borderfree acquisition and a corresponding increase to goodwill. Our consolidated operating results for the three and six months ended June 30, 2016 include revenue of $29 million and $54 million, respectively from Borderfree operations. On a supplemental pro forma basis, had we acquired Borderfree on January 1, 2015, our revenues would have been $22 million and $47 million higher, respectively for the three and six months ended June 30, 2015. The impact on our earnings would not have been material.

On January 12, 2016, we acquired Enroute for $14 million in cash plus potential additional payments during the periods 2017-2019 based on the achievement of revenue targets during the periods 2016-2018. Enroute is a software-as-a-service enterprise retail and fulfillment solutions company and is reported within our Global Ecommerce segment.

On July 1, 2016, we acquired Maponics for $24 million. Maponics provides comprehensive boundary information and geospatial data that support location-based services and analytics and will be reported within our Software Solutions segment.
Divestitures
On May 29, 2015, we sold Imagitas, for net proceeds of $292 million and recognized a pre-tax gain of $111 million which was reported within other (income) expense, net in the Condensed Consolidated Statements of Income.
Intangible Assets
Intangible assets consisted of the following:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$442,466	$(289,881)	$152,585	$437,459	$(272,353)	$165,106
Software & technology	149,636	(136,860)	12,776	149,591	(135,198)	14,393
Trademarks & other	35,727	(28,303)	7,424	35,314	(27,435)	7,879
Total intangible assets	$627,829	$(455,044)	$172,785	$622,364	$(434,986)	$187,378

Amortization expense was $11 million and $8 million for the three months ended June 30, 2016 and 2015, respectively and $21 million and $16 million, for the six months ended June 30, 2016 and 2015, respectively.
Future amortization expense for intangible assets as of June 30, 2016 was as follows:

Remaining for year ending December 31, 2016	$17,732
Year ending December 31, 2017	28,135
Year ending December 31, 2018	25,595
Year ending December 31, 2019	22,463
Year ending December 31, 2020	17,720
Thereafter	61,140
Total	$172,785
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Goodwill
The changes in the carrying value of goodwill for the six months ended June 30, 2016 were as follows:

	December 31, 2015	Acquisitions	Foreign currency translation	June 30, 2016
North America Mailing	$296,053	$—	$2,753	$298,806
International Mailing	148,351	—	3,419	151,770
Small & Medium Business Solutions	444,404	—	6,172	450,576
Production Mail	105,757	—	(1,291)	104,466
Presort Services	196,890	—	—	196,890
Enterprise Business Solutions	302,647	—	(1,291)	301,356
Software Solutions	674,976	—	(7,545)	667,431
Global Ecommerce	323,930	9,421	—	333,351
Digital Commerce Solutions	998,906	9,421	(7,545)	1,000,782
Total goodwill	$1,745,957	$9,421	$(2,664)	$1,752,714

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

The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2016 and December 31, 2015. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy.

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$32,156	$76,624	$—	$108,780
Equity securities	—	22,656	—	22,656
Commingled fixed income securities	—	24,207	—	24,207
Debt securities - U.S. and foreign governments, agencies and municipalities	116,798	12,414	—	129,212
Debt securities - corporate	—	66,103	—	66,103
Mortgage-backed / asset-backed securities	—	165,951	—	165,951
Derivatives
Foreign exchange contracts	—	3,237	—	3,237
Total assets	$148,954	$371,192	$—	$520,146
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(2,933)	$—	$(2,933)
Total liabilities	$—	$(2,933)	$—	$(2,933)

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
Available-for-sale securities at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$124,694	$4,776	$(258)	$129,212
Corporate notes and bonds	63,394	2,787	(78)	66,103
Commingled fixed income securities	1,550	24	—	1,574
Mortgage-backed / asset-backed securities	163,084	3,699	(832)	165,951
Total	$352,722	$11,286	$(1,168)	$362,840

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$114,265	$1,804	$(1,268)	$114,801
Corporate notes and bonds	63,140	823	(1,079)	62,884
Mortgage-backed / asset-backed securities	177,821	1,901	(1,488)	178,234
Total	$355,226	$4,528	$(3,835)	$355,919

At June 30, 2016, investment securities that were in a loss position for 12 or more continuous months had aggregate unrealized holding losses of $1 million and an estimated fair value of $16 million, and investment securities that were in a loss position for less than 12 continuous months had aggregate unrealized holding losses of $1 million and an estimated fair value of $74 million.

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

Scheduled maturities of available-for-sale securities at June 30, 2016 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$65,899	$65,988
After 1 year through 5 years	68,381	70,249
After 5 years through 10 years	55,584	57,985
After 10 years	162,858	168,618
Total	$352,722	$362,840
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
The fair value of derivative instruments at June 30, 2016 and December 31, 2015 was as follows:

Designation of Derivatives	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$397	$217
	Accounts payable and accrued liabilities:	(706)	(208)

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	2,840	1,499
	Accounts payable and accrued liabilities:	(2,227)	(5,179)

	Total derivative assets	$3,237	$1,716
	Total derivative liabilities	(2,933)	(5,387)
	Total net derivative asset (liabilities)	$304	$(3,671)

Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At June 30, 2016 and December 31, 2015, we had outstanding contracts associated with these anticipated transactions with notional amounts of $16 million and $13 million, respectively.

The amounts included in AOCL at June 30, 2016 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The following represents the results of cash flow hedging relationships for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2016	2015		2016	2015
Foreign exchange contracts	$437	$(418)	Revenue	$(353)	$432
			Cost of sales	145	190
				$(208)	$622

	Six Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2016	2015		2016	2015
Foreign exchange contracts	$45	$755	Revenue	$(733)	$828
			Cost of sales	370	585
				$(363)	$1,413
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at June 30, 2016 mature within 12 months.
The following represents the results of our non-designated derivative instruments for the three and six months ended June 30, 2016 and 2015:

		Three Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2016	2015
Foreign exchange contracts	Selling, general and administrative expense	$4,580	$(4,131)

		Six Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2016	2015
Foreign exchange contracts	Selling, general and administrative expense	$(1,397)	$(3,577)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At June 30, 2016, the maximum amount of collateral that we would have been required to post had the credit-risk-related contingent features been triggered was $1 million.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations. These inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Carrying value excluding unamortized debt issuance costs	$3,113,973	$2,968,997
Fair value	$3,266,103	$3,102,890

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

8. Restructuring Charges and Asset Impairments
Restructuring charges
The table below shows the activity in our restructuring reserves for the six months ended June 30, 2016 and 2015:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2016	$43,700	$3,722	$47,422
Expenses, net	21,399	1,322	22,721
Cash payments	(30,969)	(2,897)	(33,866)
Balance at June 30, 2016	$34,130	$2,147	$36,277

Balance at January 1, 2015	$81,836	$8,343	$90,179
Expenses, net	9,258	(198)	9,060
Cash payments	(28,271)	(2,504)	(30,775)
Balance at June 30, 2015	$62,823	$5,641	$68,464

The majority of the remaining restructuring reserves are expected to be paid over the next 12 to 24 months; however, due to certain international labor laws and long-term lease agreements, some payments will extend beyond 24 months. We expect to fund these payments from cash flows from operations.

Asset impairments
During the second quarter of 2016, we sold a facility for $18 million and recorded a pre-tax loss on the sale of $5 million. Additionally, we recorded other asset impairment charges of $3 million relating to a building. During the second quarter of 2015, we sold our world headquarters building for $39 million and recorded a pre-tax loss of $5 million. The losses were recognized in restructuring charges and asset impairments, net in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

9. Debt
At June 30, 2016 and December 31, 2015, total debt consisted of the following:

	Interest rate	June 30, 2016	December 31, 2015
Commercial paper	1.12%	$319,875	$90,000
Notes due January 2016	4.75%	—	370,914
Notes due September 2017	5.75%	385,109	385,109
Notes due March 2018	5.6%	250,000	250,000
Notes due May 2018	4.75%	350,000	350,000
Notes due March 2019	6.25%	300,000	300,000
Notes due March 2024	4.625%	500,000	500,000
Notes due January 2037	5.25%	115,041	115,041
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	450,000	150,000
Other debt		5,788	15,758
Principal amount		3,100,813	2,951,822
Less: unamortized discount and debt issuance costs		24,709	23,617
Plus: unamortized interest rate swap proceeds		17,718	22,463
Total debt		3,093,822	2,950,668
Less: current portion long-term debt and notes payable		470,058	461,085
Long-term debt		$2,623,764	$2,489,583

In January 2016, we borrowed $300 million under a term loan and used the proceeds to repay a portion of the $371 million, 4.75% notes due January 15, 2016. The remaining portion of the loan was repaid using cash from operations. The new term loan bears interest at the applicable Eurodollar Rate plus 1.25% and matures in December 2020. The applicable Eurodollar Rate at June 30, 2016 was .63%.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

10. Pensions and Other Benefit Programs
The components of net periodic benefit cost (income) were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Service cost	$22	$38	$546	$555	$521	$640
Interest cost	18,072	18,305	5,746	6,122	1,847	2,151
Expected return on plan assets	(25,370)	(25,958)	(8,581)	(8,935)	—	—
Amortization of transition credit	—	—	(2)	(3)	—	—
Amortization of prior service (credit) cost	(15)	2	(18)	(16)	74	74
Amortization of net actuarial loss	6,851	7,007	1,373	1,509	447	1,562
Settlement (1)	690	—	—	—	—	—
Net periodic benefit cost (income)	$250	$(606)	$(936)	$(768)	$2,889	$4,427

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Service cost	$54	$76	$1,073	$1,120	$1,022	$1,319
Interest cost	36,902	37,164	11,407	12,185	3,983	4,526
Expected return on plan assets	(50,959)	(52,002)	(17,053)	(17,774)	—	—
Amortization of transition credit	—	—	(4)	(5)	—	—
Amortization of prior service (credit) cost	(30)	4	(35)	(33)	148	148
Amortization of net actuarial loss	13,557	14,655	2,716	2,989	1,807	3,953
Settlement (1)	1,788	—	—	—	—	—
Net periodic benefit cost (income)	$1,312	$(103)	$(1,896)	$(1,518)	$6,960	$9,946

(1) Included in restructuring charges, net in the Condensed Consolidated Statements of Income.
Through June 30, 2016 and June 30, 2015, contributions to our U.S. pension plans were $7 million and $4 million, respectively, and contributions to our foreign plans were $39 million and $11 million, respectively. Nonpension postretirement benefit plan contributions were $8 million and $11 million through June 30, 2016 and June 30, 2015, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

11. Income Taxes
The effective tax rate for the three months ended June 30, 2016 and 2015 was 35.8% and 25.0%, respectively, and the effective tax rate for the six month ended June 30, 2016 and 2015 was 36.5% and 29.8%, respectively. The effective tax rate for the six months ended June 30, 2016 and 2015 each include a $3 million charge from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock units previously granted to our employees. The effective tax rate for the three and six months ended June 30, 2015 also includes a $20 million benefit resulting from the disposition of Imagitas.
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. The IRS examinations of our consolidated U.S. income tax returns for tax years prior to 2012 are closed to audit. Additionally, various post-2006 U.S. state and local tax returns are subject to examination. In Canada, the examination of our tax filings prior to 2011 are closed to audit, except for the pending application of legal principles to specific issues arising in earlier years. Other significant jurisdictions in which we have, or have recently completed, tax examinations include France, closed through the end of 2012, Germany closed through the end of 2011 and except for an item under appeal, the U.K. is closed through the end of 2011. We have other less significant tax fillings currently subject to examination.
12. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary of the Company, has 300,000 shares of outstanding perpetual voting preferred stock valued at $300 million held by certain institutional investors (PBIH Preferred Stock). The holders of PBIH Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the Company. The PBIH Preferred Stock is entitled to cumulative dividends at a rate of 6.125% through April 30, 2016. Commencing October 30, 2016, the PBIH Preferred Stock is redeemable, in whole or in part, at the option of PBIH. If the PBIH Preferred Stock is not redeemed in whole on October 30, 2016, the dividend rate increases 50% and will increase 50% every six months thereafter. No dividends were in arrears at June 30, 2016 or December 31, 2015.
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

14. Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2016 and 2015 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2016	$1	$505	$323,338	$161,280	$5,155,537	$(888,635)	$(4,573,305)	$178,721
Net income	—	—	—	—	111,636	—	—	111,636
Other comprehensive income	—	—	—	—	—	48,208	—	48,208
Dividends paid	—	—	—	—	(70,979)	—	—	(70,979)
Issuance of common stock	—	—	—	(22,592)	—	—	18,809	(3,783)
Conversion to common stock	—	(16)	—	(320)	—	—	336	—
Stock-based compensation expense	—	—	—	9,786	—	—	—	9,786
Repurchase of common stock	—	—	—	—	—	—	(194,776)	(194,776)
Balance at June 30, 2016	$1	$489	$323,338	$148,154	$5,196,194	$(840,427)	$(4,748,936)	$78,813

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2015	$1	$548	$323,338	$178,852	$4,897,708	$(846,156)	$(4,477,032)	$77,259
Net income	—	—	—	—	232,382	—	—	232,382
Other comprehensive loss	—	—	—	—	—	(46,350)	—	(46,350)
Dividends paid	—	—	—	—	(75,648)	—	—	(75,648)
Issuance of common stock	—	—	—	(34,005)	—	—	26,659	(7,346)
Conversion to common stock	—	(26)	—	(543)	—	—	569	—
Stock-based compensation expense	—	—	—	11,067	—	—	—	11,067
Balance at June 30, 2015	$1	$522	$323,338	$155,371	$5,054,442	$(892,506)	$(4,449,804)	$191,364

15. Accumulated Other Comprehensive Loss

Reclassifications out of AOCL for the three and six months ended June 30, 2016 and 2015 were as follows:

	Amount Reclassified from AOCL (a)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gains (losses) on cash flow hedges
Revenue	$(353)	$(432)	$(733)	$(828)
Cost of sales	145	(190)	370	(585)
Interest expense, net	(507)	(507)	(1,014)	(1,014)
Total before tax	(715)	(1,129)	(1,377)	(2,427)
Benefit from income tax	277	436	535	938
Net of tax	$(438)	$(693)	$(842)	$(1,489)

Gains (losses) on available for sale securities
Interest expense, net	$(19)	$(18)	$(1)	$(42)
Benefit from income tax	7	7	—	16
Net of tax	$(12)	$(11)	$(1)	$(26)

Pension and Postretirement Benefit Plans (b)
Transition credit	$2	$3	$4	$5
Prior service costs	(41)	(61)	(83)	(120)
Actuarial losses	(9,361)	(10,056)	(19,868)	(21,595)
Total before tax	(9,400)	(10,114)	(19,947)	(21,710)
Benefit from income tax	4,122	3,614	7,919	7,781
Net of tax	$(5,278)	$(6,500)	$(12,028)	$(13,929)
(a)     Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

(b)
Reclassified from accumulated other comprehensive loss into selling, general and administrative expenses. These amounts are included in the computation of net periodic costs (see Note 10 for additional details).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Changes in AOCL for the six months ended June 30, 2016 and 2015 were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2016	$(3,912)	$536	$(738,768)	$(146,491)	$(888,635)
Other comprehensive (loss) income before reclassifications (a)	(420)	5,862	(430)	30,325	35,337
Reclassifications into earnings (a), (b)	842	1	12,028	—	12,871
Net other comprehensive income	422	5,863	11,598	30,325	48,208
Balance at June 30, 2016	$(3,490)	$6,399	$(727,170)	$(116,166)	$(840,427)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2015	$(4,689)	$2,966	$(786,079)	$(58,354)	$(846,156)
Other comprehensive loss before reclassifications (a)	(1,273)	(1,499)	—	(59,022)	(61,794)
Reclassifications into earnings (a), (b)	1,489	26	13,929	—	15,444
Net other comprehensive income (loss)	216	(1,473)	13,929	(59,022)	(46,350)
Balance at June 30, 2015	$(4,473)	$1,493	$(772,150)	$(117,376)	$(892,506)
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

Overview
During 2016, we continued to execute on our strategic priorities to stabilize and reinvent our mail business, drive operational excellence and grow our business through digital commerce. During the first quarter, we acquired a software-as-a-service enterprise retail and fulfillment solutions company and exited certain geographic markets as part of our initiative to simplify our geographic footprint and launched a new advertising campaign.
During the second quarter, we launched our Pitney Bowes Commerce Cloud that will help our clients identify customers, locate new sales opportunities, communicate with their existing and prospective customers, power shipping globally and manage payments for mailing and shipping.
Additionally, during the second quarter, we deployed our new enterprise business platform in the U.S. The platform changes how we manage sales opportunities, configure and price offerings for specific sales opportunities, calculate leases and bills, process transactions, deliver customer service and manage client relationships. We experienced temporary business impacts from the cut-over (platform cut-over), and estimate that revenue for the North America Mailing segment in the second quarter 2016 was adversely impacted by approximately 5% due to the platform cut-over. Lost daily sales activity and reduced productivity due to conversion and training during the cut-over period negatively impacted equipment sales and supplies revenue. The recurring revenue streams were impacted in part by lower financing related fees as a result of proactive waivers to compensate for delayed billing associated with the platform cut-over and client acclimation to new billing formats during this transition. We believe this contributed, in part, to a higher calculated finance receivable delinquency as our automated collection processes were not fully available during the platform cut-over.  Despite the increase in gross finance receivables over 90 days, which we believe to be temporary, we saw an improvement in client credit quality, which supports the activity in our allowance for credit losses for the six months ended June 30, 2016 (see Note 5 to the Condensed Consolidated Financial Statements). We estimated the impact to equipment sales based on an analysis of average daily sales productivity for the last two quarters as compared to average daily sales productivity for the second quarter of 2016.
The U.S. dollar remained strong against other currencies during the first six months of 2016, which adversely affected our reported revenues and profitability, both from a translation perspective and a competitive perspective. The cost of our international competitors’ products and solutions improved relative to products and solutions manufactured or sold from the U.S. The current strength of the U.S. dollar relative to other currencies also affected demand for U.S. goods sold to consumers in other countries through our global ecommerce operations.
Financial Highlights
Revenue - Second Quarter 2016 compared to Second Quarter 2015
Revenue for the second quarter of 2016 decreased 5% to $836 million compared to $881 million in the second quarter of 2015. Of this decrease, 1% is attributable to foreign currency translation and the exit of direct operations in Mexico, South Africa and five markets in Asia (Market Exits), which occurred during the first quarter of 2016 and fourth quarter of 2015.

•
Equipment sales declined 8%, supplies revenue declined 8%, software declined 9%, rentals revenue declined 8%, financing revenue declined 10%, support services declined 6% and business services grew 4%.

•
Small & Medium Business Solutions revenue decreased 8%. North America Mailing revenue was down 10%. We estimated that 5% of that decline was attributable to the disruption from the platform cut-over. International Mailing revenue was down 4% (flat excluding the impact of foreign currency translation and Market Exits).

•	Enterprise Business Solutions revenue was flat. Production Mail revenue decreased 2% (increased 1% excluding the impact of Market Exits). Presort Services revenue increased 2%.

•
Digital Commerce Solutions revenue increased 11%. Software Solutions revenue decreased 9% (decreased 7% excluding the impact of foreign currency translation) and Global Ecommerce revenue increased 35%.

•	Revenue was negatively impacted by the absence of revenue from the 2015 sale of Imagitas.

Revenue - First Six Months of 2016 compared to First Six Months of 2015
Revenue for the first six months of 2016 decreased 5% to $1,680 million compared to $1,772 million in the first six months of 2015. Of this decrease, 1% is attributable to foreign currency translation and 1% from Market Exits.

•
Equipment sales declined 6%, supplies revenues declined 5%, software declined 9%, rentals revenue declined 8%, financing revenue declined 9%, support services declined 7% and business services increased 2%.

•
Small & Medium Business Solutions revenue decreased 7%. North America Mailing revenue was down 7%. We estimated that 2% of the decline was attributable to the disruption from the platform cut-over. International Mailing revenue was down 7% (decreased 3% excluding foreign currency translation and Market Exists).

•	Enterprise Business Solutions revenue decreased 1%. Production Mail revenue decreased 7% (decreased 4% excluding foreign currency translation and Market Exists). Presort Services revenue increased 3%.

•	Digital Commerce Solutions revenue increased 10%. Software Solutions revenue decreased 9% (decreased 7% excluding foreign currency translation) and Global Ecommerce revenue increased 33%.

•	Revenue was also negatively impacted by the 2015 sale of Imagitas.

Net Income
Net income and diluted earnings per share from continuing operations for the second quarter of 2016 were $55 million and $0.29, respectively, compared to $153 million and $0.75, respectively, in the second quarter of 2015. Net income and diluted earnings per share from continuing operations for the first six months of 2016 were $113 million and $0.59, respectively, compared to $233 million and $1.15, respectively, for the first six months of 2015. The decreases were driven primarily by:

•	A $111 million pre-tax gain from the sale of Imagitas in the second quarter of 2015 (see Note 6 to the Condensed Consolidated Financial Statements);

•	The decline in revenue; and

•	Higher restructuring and asset impairment charges, net.

Cash Flows
Cash and cash equivalents increased $25 million during the first six months of 2016. In the first six months of 2016 we:

•	Generated cash from operations of $154 million;

•	Increased net borrowings by $159 million;

•	Acquired Enroute for $14 million;

•	Paid dividends of $71 million to our common stockholders; and

•	Spent $195 million repurchasing our common stock.

Outlook
During 2016, we continued to experience the effects of a strong U.S. dollar. A continuing strong U.S. dollar for the remainder of the year could adversely affect our reported revenues and profitability, both from a translation perspective and a competitive perspective, as the cost of international competitors’ products and solutions improves relative to our products and solutions sold from the U.S. A strong dollar could also continue to affect demand for U.S. goods sold to consumers in other countries through our global ecommerce operations. We continue to expand and globalize our cross-border ecommerce business which diversifies the business and mitigates foreign currency risk. We currently have an outbound offering from the United Kingdom and announced that we will be adding an outbound offering from Australia in the third quarter of 2016 and will continue to consider outbound opportunities from other countries.

During the remainder of 2016, we will continue to invest in the implementation of our new enterprise business platform. We anticipate continued benefits from our restructuring actions, synergies from acquisitions, benefits from our go-to-market strategy in major markets and from the implementation of the new enterprise business platform. We continue to make refinements and enhancements to the enterprise business platform, and expect to improve automation of manual processes and add new functionality. We will continue to introduce new products and solutions across all of our businesses.

As of June 30, 2016, we had remaining authorization to repurchase up to $24 million of our common stock and expect to utilize the remaining authorization by the end of 2016.

Within SMB Solutions, we anticipate the introduction of new solutions and services, including the Pitney Bowes Commerce Cloud, including SaaS-based solutions that leverage our physical and digital capabilities, and mobile, global and ecommerce technologies to help further stabilize revenue. Internationally, the implementation of our go-to-market strategy is now complete in our major markets and, as a result, we anticipate further stabilizing trends in those markets.

Within Enterprise Business Solutions, we anticipate continued revenue and profitability growth in Presort Services due to client expansion and higher processed mail volumes; however, we expect that Production Mail revenue growth will be challenged by changes in the overall market and declining services revenue.

Within DCS, we anticipate future increased demand in Software Solutions due to expansion of our global software alliance and partner strategy through global and regional systems integrators, improved sales efficiencies, new industry-specific solutions and the transition and training of a new sales group within the organization. We anticipate continued growth in our ecommerce business through larger transaction volume with our existing marketplace sites (sites where multiple sellers sell) and individual retail clients, as well as through new client acquisition and expanded service offerings.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% change	2016	2015	% change
Equipment sales	$152,641	$165,507	(8)%	$312,002	$331,471	(6)%
Supplies	65,274	70,636	(8)%	137,325	144,004	(5)%
Software	90,615	99,184	(9)%	168,673	185,541	(9)%
Rentals	102,869	111,312	(8)%	206,959	225,309	(8)%
Financing	91,609	101,437	(10)%	189,032	207,067	(9)%
Support services	131,418	139,237	(6)%	259,678	278,795	(7)%
Business services	201,460	193,578	4%	406,806	399,385	2%
Total revenue	$835,886	$880,891	(5)%	$1,680,475	$1,771,572	(5)%

	Three Months Ended June 30,				Six Months Ended June 30,
			Percentage of Revenue				Percentage of Revenue
	2016	2015	2016	2015	2016	2015	2016	2015
Cost of equipment sales	$78,055	$79,043	51.1%	47.8%	$149,594	$154,056	47.9%	46.5%
Cost of supplies	19,624	21,624	30.1%	30.6%	40,314	44,283	29.4%	30.8%
Cost of software	26,983	28,501	29.8%	28.7%	53,798	58,365	31.9%	31.5%
Cost of rentals	18,415	21,003	17.9%	18.9%	38,910	41,704	18.8%	18.5%
Financing interest expense	13,495	17,868	14.7%	17.6%	28,410	36,638	15.0%	17.7%
Cost of support services	74,742	81,507	56.9%	58.5%	149,991	165,106	57.8%	59.2%
Cost of business services	140,830	135,636	69.9%	70.1%	276,368	275,555	67.9%	69.0%
Total cost of revenue	$372,144	$385,182	44.5%	43.7%	$737,385	$775,707	43.9%	43.8%

Revenue and Cost of Revenues - 2016 compared to 2015
Equipment sales
Equipment sales revenue decreased 8% in the quarter. Excluding unfavorable impacts from Market Exits of 2%, revenue decreased 6% primarily due to 9% from lower mailing equipment sales in North America, which were hindered by the initial disruption from the platform cut-over. Partially offsetting this decrease, were a 2% increase from higher sales in our international mailing equipment business and 2% increase in installations of our production mail equipment primarily in North America.
Equipment sales revenue decreased 6% in the first six months of 2016. Excluding unfavorable impacts from foreign currency translation of 1% and Market Exits of 2%, revenue decreased 3% primarily due from lower mailing equipment sales in North America, which were hindered by the initial disruption from the platform cut-over, and a decrease in international sales primarily in the U.K and Nordics.
Cost of equipment sales as a percentage of equipment sales increased to 51.1% in the quarter and 47.9% in the first six months of 2016 primarily due to lower equipment sales and product mix.

Supplies
Supplies revenue decreased 8% in the quarter. Excluding unfavorable impacts from foreign currency translation of 1% and Market Exits of 1%, revenue decreased 6% primarily due to:

•	4% from lower supplies sales in our North America mailing business in part due to the platform cut-over; and

•	2% from lower supplies sales in our production mail business.
Supplies revenue decreased 5% in the first six months of 2016. Excluding unfavorable impacts from foreign currency translation of 1% and Market Exits of 1%, revenue decreased 3% primarily due to:

•	1% from lower supplies sales in our North America mailing business in part due to the platform cut-over; and

•	1% from lower supplies sales in our production mail business.
Cost of supplies as a percentage of supplies revenue improved to 30.1% in the quarter and 29.4% in the first six months of 2016 primarily due to a greater mix of higher margin core supplies sales.

Software
Software revenue decreased 9% in the quarter. Excluding unfavorable impacts from foreign currency translation of 2%, revenue decreased 7%, primarily due to:

•	7% from lower worldwide licensing revenue reflecting fewer large licensing deals; and

•	1% from lower data revenue.
Software revenue decreased 9% in the first six months of 2016. Excluding unfavorable impacts from foreign currency translation of 2%, revenue decreased 7%, primarily due to:

•	6% from lower worldwide licensing revenue reflecting fewer large licensing deals; and

•	1% from lower data revenue.
Cost of software as a percentage of software revenue increased to 29.8% for the quarter and 31.9% for the first six months of 2016 due to decline in higher margin licensing deals.

Rentals
Rentals revenue decreased 8% in both the quarter and the first six months of 2016. Excluding the unfavorable impacts of foreign exchange translation of 1%, revenue decreased 7% in the first six months of 2016. The decrease in both periods, is attributable to our worldwide mailing businesses and production mail business primarily due to the decline in the number of installed meters as well as a shift by certain customers to less-featured, lower cost machines.
Cost of rentals as a percentage of rentals revenue improved to 17.9% for the quarter and increased to 18.8% for the first six months of 2016 primarily due to product mix.

Financing
Financing revenue decreased 10% in the quarter and 9% in the first six months of 2016. Excluding unfavorable impacts from foreign currency translation of 1% in each period, revenue decreased 9% in the quarter and 8% in the first six months of the year primarily due to lower mailing equipment sales in prior periods, a declining lease portfolio and lower financing fees due to disruptions from the platform cut-over.

We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio (10:1 in 2015) and apply our overall effective interest rate to the average outstanding finance receivables.
Financing interest expense as a percentage of financing revenue decreased to 14.7% for the quarter and 15% for the first six months of 2016 due to lower average outstanding finance receivables, a decrease in the effective interest rate and the change in the debt to equity leverage ratio.

Support Services
Support services revenue decreased 6% in the quarter and excluding unfavorable impacts from Market Exits of 2%, revenue decreased 4%. Support services revenue decreased 7% in the first six months of 2016 and excluding unfavorable impacts from foreign currency translation of 1% and Market Exits of 1%, revenue decreased 5%. These decreases were primarily due to:

•
2% in the quarter and 3% in the first six months of 2016 from our worldwide mailing businesses driven by a lower number of mailing machines in service and a shift to less-featured, lower cost machines;

•
1% in both periods from our production mail business reflecting lower maintenance revenue on production mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment; and

•	1% in both periods from lower shipping solutions services revenues in our Global Ecommerce business.
Cost of support services as a percentage of support services revenue improved to 56.9% for the quarter and 57.8% for the first six months of 2016 due to expense reductions and productivity initiatives.

Business Services
Business Services revenue increased 4% in the quarter and 2% in the first six months of 2016 primarily due to the growth in Ecommerce and Presort Services offset partially by the loss of revenue from Imagitas.
Cost of business services as a percentage of business services revenue improved to 69.9% for the quarter and to 67.9% for the first six months of 2016 primarily due to product mix and productivity initiatives.

Selling, general and administrative (SG&A)
SG&A expense decreased 9% in the quarter to $289 million primarily due to productivity initiatives, a favorable state sales tax adjustment and lower employee-related costs. Incremental marketing and enterprise business platform expenses offset this reduction.

SG&A expense decreased 2% in the first six months of 2016 to $615 million primarily due to productivity initiatives, a loan forgiveness related to a State of Connecticut development loan (see Note 9 to the Condensed Consolidated Financial Statements), a favorable state sales tax adjustment and lower employee-related costs. Partially offsetting these decreases were additional expenses for marketing and our new enterprise business platform and amortization expense related to the acquisition of Borderfree (see Note 6 to the Condensed Consolidated Financial Statements).

Income taxes
See Note 11 to the Condensed Consolidated Financial Statements.

Preferred stock dividends attributable to noncontrolling interests
See Note 12 to the Condensed Consolidated Financial Statements.

Business segment results - 2016 compared to 2015
The principal products and services of each of our reportable segments are as follows:

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

We determine EBIT by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses and restructuring charges that are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides a useful measure of our operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. See Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of segment EBIT to net income.
Revenue and EBIT for the three and six months ended June 30, 2016 and 2015 by reportable segment are presented below:

	Revenue
	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% change	2016	2015	% change
North America Mailing	$322,068	$356,791	(10)%	$671,794	$718,665	(7)%
International Mailing	106,338	110,610	(4)%	210,097	226,783	(7)%
Small & Medium Business Solutions	428,406	467,401	(8)%	881,891	945,448	(7)%
Production Mail	95,874	97,731	(2)%	183,299	197,234	(7)%
Presort Services	115,765	113,922	2%	243,161	235,453	3%
Enterprise Business Solutions	211,639	211,653	—%	426,460	432,687	(1)%
Software Solutions	90,464	99,041	(9)%	168,386	185,278	(9)%
Global Ecommerce	105,377	77,966	35%	203,738	153,352	33%
Digital Commerce Solutions	195,841	177,007	11%	372,124	338,630	10%
Other	—	24,830	(100)%	—	54,807	(100)%
Total	$835,886	$880,891	(5)%	$1,680,475	$1,771,572	(5)%

	EBIT
	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% change	2016	2015	% change
North America Mailing	$142,227	$159,392	(11)%	$298,142	$323,057	(8)%
International Mailing	12,781	$14,122	(9)%	24,632	25,846	(5)%
Small & Medium Business Solutions	155,008	173,514	(11)%	322,774	348,903	(7)%
Production Mail	12,914	$10,028	29%	19,738	19,060	4%
Presort Services	21,214	$23,544	(10)%	50,124	51,038	(2)%
Enterprise Business Solutions	34,128	33,572	2%	69,862	70,098	—%
Software Solutions	10,151	$16,158	(37)%	7,579	20,291	(63)%
Global Ecommerce	3,674	$3,056	20%	4,446	11,202	(60)%
Digital Commerce Solutions	13,825	19,214	(28)%	12,025	31,493	(62)%
Other	—	$5,611	(100)%	—	10,569	(100)%
Total	202,961	$231,911	(12)%	404,661	461,063	(12)%
Small & Medium Business Solutions
North America Mailing
North America Mailing revenue decreased 10% in the quarter. We estimated that 5% of the decline was attributable to the disruption from the platform cut-over. The decrease in revenue, including the estimated impact from disruption from the platform cut-over, is due to:

•	5% from lower sales of equipment and supplies;

•	3% from lower financing revenue primarily from declining equipment sales in prior periods; and

•	2% from lower rentals revenue, primarily reflecting continuing decline in installed meters and shift to lower cost less featured machines.
North America Mailing revenue decreased 7% in the first six months of 2016. Excluding unfavorable impacts from foreign currency translation of 1%, revenue decreased 6%. We estimated that 2% of the decline was attributable to the disruption from the platform cut-over. The decrease in revenue including the estimated impact from disruption from the platform cut-over is primarily due to:

•	2% from lower rentals revenue and 1% from lower support services revenue, primarily reflecting continuing decline in installed meters and shift to lower cost less featured machines;

•	2% from lower financing revenue primarily from declining equipment sales in prior periods; and

•	1% from lower sales of equipment.
EBIT decreased 11% in the quarter and 8% in the first six months of 2016 compared to the prior year, primarily due to lower revenue.

International Mailing
International Mailing revenue decreased 4% in the quarter. Excluding unfavorable impacts from foreign currency translation of 1% and Market Exits of 3%, revenue was essentially flat, primarily due to 1% each from lower rental, supplies and support services revenue, from a lower installed meter base. Partially offsetting these decreases, was a 2% increase from higher equipment sales, primarily in Europe, as disruption from go-to-market changes have subsided.

International Mailing revenue decreased 7% in the first six months of 2016. Excluding unfavorable impacts from foreign currency translation of 2% and Market Exits of 2%, revenue decreased 3%, primarily due to 1% each from lower rental, support services and supplies revenue, from a lower installed meter base.

EBIT decreased 9% in the quarter and 5% in the first six months of 2016, both primarily due to lower revenues and mix of equipment sales.

Enterprise Business Solutions
Production Mail
Production Mail revenue decreased 2% in the quarter. Excluding the unfavorable impacts from Market Exits of 3%, revenue increased 1%, primarily due to 4% from higher equipment sales primarily in the Americas reflecting higher sorter equipment installations. This increase was partially offset by 2% from lower supplies and support services revenue as a result of some in-house mailers shifting their mail processing to third-party outsourcers.

Production Mail revenue decreased 7% in the first six months of 2016. Excluding the unfavorable impacts from foreign currency translation of 1% and Market Exits of 3%, revenue decreased 3%, primarily due to:

•	2% from lower support services and supplies revenue as a result of some in-house mailers shifting their mail processing to third-party outsourcers; and

•	1% from lower equipment sales primarily resulting from lower installations of inserter equipment;
EBIT increased 29% in the quarter and 4% in the first six months of 2016, primarily due to service delivery cost management initiatives. Additionally, the first six months of 2016 was impacted by lower sales of high margin inserting equipment.

Presort Services
Presort Services revenue increased 2% in the quarter and 3% in the first six months of the year primarily due to:

•	Higher volumes of first class mail processed; and

•	Expansion into new markets.
The increase in first class mail processed in the quarter was partially offset by lower volumes of standard class mail processed.

Despite the increases in revenue, EBIT decreased 10% in the quarter and 2% in the first six months of 2016, primarily due to lower pricing as a result of a United States Postal Service rate change and increased mail processing costs related to higher labor costs.

Digital Commerce Solutions
Software Solutions
Software Solutions revenue decreased 9% in the quarter. Excluding the unfavorable impacts from foreign currency translation of 2%, revenue decreased 7%, primarily due to:

•	7% from lower worldwide licensing revenue reflecting fewer large licensing deals; and

•	1% from lower data-related revenue.
Software Solutions revenue decreased 9% in the first six months of 2016. Excluding the unfavorable impacts from foreign currency translation of 2%, revenue decreased 7%, primarily due to:

•	6% from lower worldwide licensing revenue reflecting fewer large licensing deals; and

•	1% from lower data-related revenue.
EBIT decreased 37% for the quarter and 63% for the first six months of 2016 primarily due to lower high-margin licensing revenue. Additionally, the first six months of 2016 was impacted by higher selling and marketing costs.

Global Ecommerce
Global Ecommerce revenue increased 35% in the quarter. Excluding the unfavorable impacts from foreign currency translation of 1%, revenue increased 36%, primarily due to 40% from expansion of our U.S. and U.K. cross-border business and retail network, including the acquisition of Borderfree. Partially offsetting this increase, was a 4% decrease from a decline in domestic shipping solutions revenue.
Global Ecommerce revenue increased 33% in the first six months of 2016. Excluding the unfavorable impacts from foreign currency translation of 1%, revenue increased 34% primarily due to 40% from expansion of our U.S. and U.K. cross-border business and retail network, including the acquisition of Borderfree. This increase was partially offset by a decrease of 4% related to the one-time recognition of deferred cross-border delivery fees in the first quarter of 2015 and a 2% decrease from a decline in domestic shipping solutions revenue .
EBIT increased 20% for the quarter primarily due to higher revenue. EBIT decreased 60% for the first six months of the year primarily due to $6 million of deferred cross-border delivery fees which were recognized in the first quarter of 2015, additional amortization from acquisitions, additional investments in the business and lower higher margin domestic shipping solutions revenue, partially offset by higher revenue.
Other
Other includes Imagitas, our Marketing Services business, which was sold in May 2015.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity under our commercial paper program will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends, strategic acquisitions and share repurchases. Cash and cash equivalents and short-term investments were $751 million at June 30, 2016 and $768 million at December 31, 2015. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash and cash equivalents held by our foreign subsidiaries were $489 million at June 30, 2016 and $470 million at December 31, 2015. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.
Cash Flow Summary - First Quarter 2016 compared to First Quarter 2015
Changes in cash and cash equivalents for the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015	Change
Net cash provided by operating activities	$154	$201	$(47)
Net cash used in investing activities	(17)	(161)	144
Net cash used in financing activities	(116)	(337)	221
Effect of exchange rate changes on cash and cash equivalents	4	(29)	33
Change in cash and cash equivalents	$25	$(326)	$351
Cash flows from operations decreased $47 million, primarily due to:

•	Lower income

•	Higher pension plan contributions primarily resulting from $37 million of contributions to the U.K. pension plan;

•	Higher tax payments; and

•	Payments associated with the launch of the enterprise business platform and new advertising campaign.
Partially offsetting the above uses of cash were lower employee-related and interest payments.
Cash flows used in investing activities was favorable by $144 million, primarily due to:

•	The payment of $386 million to acquire Borderfree in 2015.

•	Net proceeds of $65 million from the purchase and sale of investments in 2016 compared to $13 million in 2015.
Partially offsetting the lower use of cash was:

•	Proceeds of $292 million from the sale of Imagitas in 2015; and

•	Proceeds of $39 million from the sale of our former corporate headquarters building in 2015 compared to $18 million in 2016 for the sale of other buildings.

Cash flows used in financing activities was favorable by $221 million, primarily due to:

•	Higher net borrowings of $413 million (we increased total debt by $159 million in 2016 compared to a net debt reduction of $254 million in 2015).

•	Partially offset by $195 million for repurchases of our common stock in 2016.

Financings and Capitalization
We are a "Well-Known Seasoned Issuer" within the meaning of Rule 405 under the Securities Act, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is an important source of liquidity for us and a committed credit facility of $1 billion to support our commercial paper issuances. The credit facility expires in January 2020. We have not drawn upon the credit facility.
At June 30, 2016, there was $320 million of outstanding commercial paper borrowings with an effective interest rate of 1.12%. During the second quarter of 2016, the average daily amount of outstanding commercial paper borrowings was $328 million at a weighted-average interest rate of 1.07% and the maximum amount outstanding at any time during the quarter was $410 million. At June 30, 2015, there was $100 million of outstanding commercial paper borrowings at an effective interest rate of 0.49%.
In January 2016, we borrowed $300 million under a term loan and used the proceeds to repay a portion of the $371 million, 4.75% notes due January 15, 2016. The remaining portion of the loan was repaid using cash from operations. The new term loan bears interest at the applicable Eurodollar Rate plus 1.25% and matures in December 2020. The applicable Eurodollar Rate at June 30, 2016 was .63%.

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

Dividends and Share Repurchases
Through the six months ended June 30, 2016, we paid dividends to our stockholders of $71 million. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends.

In February 2016, we received an additional authorization to repurchase $150 million of outstanding stock. During 2016, we spent $195 million on the repurchase of our common shares. We expect to repurchase up to $215 million of our common stock during 2016.

Off-Balance Sheet Arrangements
At June 30, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations or liquidity. See Note 7 to the Condensed Consolidated Financial Statements for detailed information about our commitments and contingencies.

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
Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal control over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act. In addition, no changes in internal control over financial reporting occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of June 30, 2016.
We are implementing an Enterprise Resource Planning ("ERP") system on a worldwide basis, which is expected to improve the efficiency of our supply chain and financial transaction processes. The implementation is expected to occur in phases extending through 2017. The implementation of a worldwide ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness. During the second quarter of 2016, we implemented the ERP system in the U.S. after having implemented in Canada during the fourth quarter 2015.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 13 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2015 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. In February 2016, we received authorization from the Board of Directors to repurchase an additional $150 million of our common stock. The following table provides information about our purchases of our common stock during the six months ended June 30, 2016:

	Total Number of shares purchased	Average price paid per share	Total Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may be purchased under the plans or programs (in thousands)
Beginning balance				$89,837
April 1, 2016 - April 30, 2016	456,000	$21.45	456,000	$80,057
May 1, 2016 - May 31, 2016	2,211,035	$18.57	2,211,035	$38,990
June 1, 2016 - June 30, 2016	836,153	$18.51	836,153	$23,513
	3,503,188	$18.93	3,503,188
Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
12	Computation of ratio of earnings to fixed charges	12
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	August 8, 2016

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