Form 10-Q
period 2016-09-30
PITNEY BOWES INC /DE/
filed 2016-11-07
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

As of November 4, 2016, 185,758,673 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Equipment sales	$173,143	$163,857	$485,145	$495,328
Supplies	61,306	71,174	198,631	215,178
Software	89,087	97,700	257,760	283,241
Rentals	102,747	108,420	309,706	333,729
Financing	87,883	99,925	276,915	306,992
Support services	123,954	136,820	383,632	415,615
Business services	200,911	191,645	607,717	591,030
Total revenue	839,031	869,541	2,519,506	2,641,113
Costs and expenses:
Cost of equipment sales	86,147	78,650	235,741	232,706
Cost of supplies	20,348	21,629	60,662	65,912
Cost of software	25,698	27,219	79,496	85,584
Cost of rentals	16,041	21,423	54,951	63,127
Financing interest expense	12,965	17,533	41,375	54,171
Cost of support services	74,799	79,747	224,790	244,853
Cost of business services	140,989	130,004	417,357	405,559
Selling, general and administrative	300,983	309,211	916,445	939,318
Research and development	28,680	29,153	89,761	83,693
Restructuring charges and asset impairments, net	16,494	36	49,503	14,305
Interest expense, net	22,294	20,165	62,394	65,200
Other (income) expense, net	—	(1,781)	536	(94,916)
Total costs and expenses	745,438	732,989	2,233,011	2,159,512
Income from continuing operations before income taxes	93,593	136,552	286,495	481,601
Provision for income taxes	23,197	42,676	93,615	145,574
Income from continuing operations	70,396	93,876	192,880	336,027
Loss from discontinued operations, net of tax	(291)	—	(1,951)	(582)
Net income	70,105	93,876	190,929	335,445
Less: Preferred stock dividends attributable to noncontrolling interests	4,593	4,594	13,781	13,781
Net income attributable to Pitney Bowes Inc.	$65,512	$89,282	$177,148	$321,664
Amounts attributable to common stockholders:
Net income from continuing operations	$65,803	$89,282	$179,099	$322,246
Loss from discontinued operations, net of tax	(291)	—	(1,951)	(582)
Net income attributable to Pitney Bowes Inc.	$65,512	$89,282	$177,148	$321,664
Basic earnings per share attributable to common stockholders:
Continuing operations	$0.35	$0.45	$0.95	$1.60
Discontinued operations	—	—	(0.01)	—
Net income attributable to Pitney Bowes Inc.	$0.35	$0.45	$0.94	$1.60
Diluted earnings per share attributable to common stockholders:(1)
Continuing operations	$0.35	$0.44	$0.94	$1.60
Discontinued operations	—	—	(0.01)	—
Net income attributable to Pitney Bowes Inc.	$0.35	$0.44	$0.93	$1.59
Dividends declared per share of common stock	$0.1875	$0.1875	$0.5625	$0.5625
(1) The sum of earnings per share amounts may not equal the totals due to rounding.
See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$70,105	$93,876	$190,929	$335,445
Less: Preferred stock dividends attributable to noncontrolling interests	4,593	4,594	13,781	13,781
Net income attributable to Pitney Bowes Inc.	65,512	89,282	177,148	321,664
Other comprehensive income (loss), net of tax:
Foreign currency translations	6,938	(17,131)	37,263	(76,153)
Net unrealized (loss) gain on cash flow hedges, net of tax of $(40), $79, $224 and $219, respectively	(64)	119	358	335
Net unrealized gain (loss) on investment securities, net of tax of $956, $721, $4,399 and $(142), respectively	1,628	1,231	7,491	(242)
Adjustments to pension and postretirement plans, net of tax of $(777) for the nine months ended September 30, 2016	—	—	(1,230)	—
Amortization of pension and postretirement costs, net of tax of $3,243, $4,219, $10,362 and $12,001, respectively	5,963	7,435	18,791	21,364
Other comprehensive income (loss), net of tax	14,465	(8,346)	62,673	(54,696)
Comprehensive income attributable to Pitney Bowes Inc.	$79,977	$80,936	$239,821	$266,968

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$992,089	$650,557
Short-term investments	24,259	117,021
Accounts receivable (net of allowance of $10,722 and $9,997, respectively)	427,556	476,583
Short-term finance receivables (net of allowance of $13,033 and $15,480, respectively)	870,256	918,383
Inventories	108,766	88,824
Current income taxes	13,060	6,584
Other current assets and prepayments	65,622	67,400
Total current assets	2,501,608	2,325,352
Property, plant and equipment, net	312,597	330,088
Rental property and equipment, net	179,554	177,515
Long-term finance receivables (net of allowance of $5,092 and $6,210, respectively)	704,294	760,657
Goodwill	1,766,418	1,745,957
Intangible assets, net	174,221	187,378
Non-current income taxes	66,547	70,294
Other assets	553,635	525,891
Total assets	$6,258,874	$6,123,132

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,307,808	$1,448,321
Current income taxes	19,170	16,620
Current portion of long-term debt and notes payable	535,289	461,085
Advance billings	303,153	353,025
Total current liabilities	2,165,420	2,279,051
Deferred taxes on income	229,998	205,668
Tax uncertainties and other income tax liabilities	57,423	68,429
Long-term debt	2,831,767	2,489,583
Other non-current liabilities	547,444	605,310
Total liabilities	5,832,052	5,648,041

Commitments and contingencies (See Note 13)
Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	296,370	296,370

Stockholders’ equity:
Cumulative preferred stock, $50 par value, 4% convertible	1	1
Cumulative preference stock, no par value, $2.12 convertible	489	505
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	149,997	161,280
Retained earnings	5,226,894	5,155,537
Accumulated other comprehensive loss	(825,962)	(888,635)
Treasury stock, at cost (137,701,038 and 127,816,704 shares, respectively)	(4,744,305)	(4,573,305)
Total Pitney Bowes Inc. stockholders’ equity	130,452	178,721
Total liabilities, noncontrolling interests and stockholders’ equity	$6,258,874	$6,123,132

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$190,929	$335,445
Restructuring payments	(51,161)	(46,056)
Special pension plan contributions	(36,731)	—
Tax payments related to other investments	—	(20,602)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of businesses	3,938	(109,069)
Depreciation and amortization	140,225	127,486
Gain on debt forgiveness	(10,000)	—
Stock-based compensation	16,014	14,921
Restructuring charges and asset impairments, net	49,503	14,305
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Decrease in accounts receivable	51,853	29,128
Decrease in finance receivables	113,180	91,184
Increase in inventories	(20,489)	(20,850)
Decrease (increase) in other current assets and prepayments	3,312	(16,697)
Decrease in accounts payable and accrued liabilities	(125,248)	(138,481)
Increase in current and non-current income taxes	1,543	68,894
Decrease in advance billings	(47,183)	(535)
Other, net	11,244	22,327
Net cash provided by operating activities	290,929	351,400
Cash flows from investing activities:
Purchases of available-for-sale securities	(163,134)	(153,471)
Proceeds from sales/maturities of available-for-sale securities	167,424	159,436
Net change in short-term and other investments	62,256	(119)
Capital expenditures	(115,532)	(130,328)
Proceeds from sale of buildings	17,671	38,640
Acquisition of businesses, net of cash acquired	(37,942)	(387,391)
Divestiture of businesses, net of cash transferred	—	290,543
Change in reserve account deposits	1,813	(25,630)
Other investing activities	(7,420)	3,011
Net cash used in investing activities	(74,864)	(205,309)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	894,744	950
Principal payments of long-term debt	(371,007)	(404,952)
Net change in short-term borrowings	(90,000)	150,000
Dividends paid to stockholders	(105,791)	(113,158)
Common stock repurchases	(197,267)	(100,000)
Dividends paid to noncontrolling interests	(9,188)	(9,188)
Other financing activities	—	4,531
Net cash provided by (used in) financing activities	121,491	(471,817)
Effect of exchange rate changes on cash and cash equivalents	3,976	(38,370)
Increase (decrease) in cash and cash equivalents	341,532	(364,096)
Cash and cash equivalents at beginning of period	650,557	1,054,118
Cash and cash equivalents at end of period	$992,089	$690,022
Cash interest paid	$132,359	$146,838
Cash income tax payments, net of refunds	$95,487	$95,770

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
During the second quarter of 2016, we determined that certain amounts included in finance receivables and rental property and equipment should be classified as accounts receivable and other current assets and prepayments. Accordingly, the Condensed Consolidated Balance Sheet as of December 31, 2015 was revised to increase accounts receivable by $19 million and prepaid and other current assets by $3 million and reduce rental property and equipment by $3 million, short-term finance receivables by $17 million and long-term finance receivables by $2 million. The Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2015 has also been adjusted accordingly.

In 2015, we determined that certain investments were classified as cash and cash equivalents. Accordingly, the Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2015 has been revised to reduce beginning cash and cash equivalents by $25 million and ending cash and cash equivalents by $26 million and investments and with corresponding changes to investment activity.
New Accounting Pronouncements - Standards Adopted in 2016
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. Consistent with existing guidance, the new guidance requires an acquirer to disclose the nature and amount of measurement period adjustments. We adopted this standard as of January 1, 2016, and there was no impact to the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on fees paid by an entity in a cloud computing arrangement and whether an arrangement includes a license to the underlying software. We adopted this standard as of January 1, 2016, and there was no impact to the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. We adopted this standard effective January 1, 2016 and recast the Condensed Consolidated Balance Sheet at December 31, 2015 to reduce other assets and long-term debt by $18 million.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

New Accounting Pronouncements - Standards Not Yet Adopted
In August, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU is intended to reduce diversity in practice in presentation and classification of certain cash receipts and cash payments by providing guidance on eight specific cash flow issues. The ASU is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted, including adoption during an interim period. We are currently assessing the impact this standard will have on our consolidated statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This standard is effective for interim and annual periods beginning after December 15, 2019. We are currently assessing the impact this standard will have on our financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The standard is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. We are currently assessing the impact this standard will have on our financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This standard, among other things, will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability and result in enhanced disclosures. The standard is effective for interim and annual periods beginning after December 15, 2018. The standard requires modified retrospective transition and early adoption is permitted. We are currently assessing the impact this standard will have on our financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We are currently assessing the impact this standard will have on our financial statements and disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost and net realizable value (estimated selling price less reasonably predictable costs of completion, disposal and transportation). Inventory measured using the last-in, first-out (LIFO) basis is not impacted by the new guidance. The standard is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. We do not believe this standard will have a significant impact on our financial statements or disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard requires companies to recognize revenue for the transfer of goods and services to customers in amounts that reflect the consideration the company expects to receive in exchange for those goods and services. The standard will also result in enhanced disclosures about revenue. In July 2015, the FASB approved a one-year deferral of the effective date. This standard is now effective for fiscal periods beginning after December 15, 2017. The standard can be adopted either retrospectively or as a cumulative-effect adjustment. Companies are permitted to adopt the standard as early as the original public entity effective date (fiscal periods beginning after December 15, 2016). Early adoption prior to that date is prohibited. We are in the process of evaluating a sample of contracts under the new standard. At this point, we cannot estimate the financial statement impact of this standard upon adoption, nor have we decided on the transition method we will use to adopt this standard.

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

We determine segment earnings before interest and taxes (EBIT) by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges, and other items that are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level and believes that it provides a useful measure of operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Revenue and EBIT by business segment is presented below:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
North America Mailing	$329,995	$353,159	$1,001,789	$1,071,824
International Mailing	95,628	104,615	305,725	331,398
Small & Medium Business Solutions	425,623	457,774	1,307,514	1,403,222
Production Mail	106,350	101,646	289,649	298,880
Presort Services	114,053	115,912	357,214	351,365
Enterprise Business Solutions	220,403	217,558	646,863	650,245
Software Solutions	89,031	97,638	257,417	282,916
Global Ecommerce	103,974	96,571	307,712	249,923
Digital Commerce Solutions	193,005	194,209	565,129	532,839
Other	—	—	—	54,807
Total revenue	$839,031	$869,541	$2,519,506	$2,641,113

	EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
North America Mailing	$138,588	$159,319	$436,730	$482,376
International Mailing	9,733	10,739	34,365	36,585
Small & Medium Business Solutions	148,321	170,058	471,095	518,961
Production Mail	15,696	12,401	35,434	31,461
Presort Services	19,181	25,908	69,305	76,946
Enterprise Business Solutions	34,877	38,309	104,739	108,407
Software Solutions	10,329	14,613	17,908	34,904
Global Ecommerce	4,389	(1,240)	8,835	9,962
Digital Commerce Solutions	14,718	13,373	26,743	44,866
Other	—	—	—	10,569
Total EBIT	197,916	221,740	602,577	682,803
Reconciling items:
Interest, net	(35,259)	(37,698)	(103,769)	(119,371)
Unallocated corporate expenses	(51,992)	(49,235)	(158,536)	(151,959)
Restructuring charges and asset impairments, net	(16,494)	(36)	(49,503)	(14,305)
Acquisition and disposition-related expenses	(578)	—	(3,738)	(10,483)
Other income (expense), net	—	1,781	(536)	94,916
Income from continuing operations before income taxes	93,593	136,552	286,495	481,601
Provision for income taxes	23,197	42,676	93,615	145,574
Loss from discontinued operations, net of tax	(291)	—	(1,951)	(582)
Net income	$70,105	$93,876	$190,929	$335,445

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

3. Earnings per Share
The calculations of basic and diluted earnings per share are presented below. The sum of earnings per share amounts may not equal the totals due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Amounts attributable to common stockholders:
Net income from continuing operations	$65,803	$89,282	$179,099	$322,246
Loss from discontinued operations, net of tax	(291)	—	(1,951)	(582)
Net income attributable to Pitney Bowes Inc. (numerator for diluted EPS)	65,512	89,282	177,148	321,664
Less: Preference stock dividend	10	10	29	31
Income attributable to common stockholders (numerator for basic EPS)	$65,502	$89,272	$177,119	$321,633
Denominator:
Weighted-average shares used in basic EPS	185,603	199,874	188,634	200,825
Effect of dilutive shares:
Conversion of Preferred stock and Preference stock	299	318	301	326
Employee stock plans	781	825	657	734
Weighted-average shares used in diluted EPS	186,683	201,017	189,592	201,885
Basic earnings per share:
Continuing operations	$0.35	$0.45	$0.95	$1.60
Discontinued operations	—	—	(0.01)	—
Net income	$0.35	$0.45	$0.94	$1.60
Diluted earnings per share:
Continuing operations	$0.35	$0.44	$0.94	$1.60
Discontinued operations	—	—	(0.01)	—
Net income	$0.35	$0.44	$0.93	$1.59
Anti-dilutive shares not used in calculating diluted weighted-average shares:	8,036	7,934	8,148	8,609
4. Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the LIFO basis for most U.S. inventories and on the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Raw materials	$35,228	$25,803
Work in process	8,512	6,408
Supplies and service parts	45,653	44,323
Finished products	31,701	24,618
Inventory at FIFO cost	121,094	101,152
Excess of FIFO cost over LIFO cost	(12,328)	(12,328)
Total inventory, net	$108,766	$88,824

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

5. Finance Assets
Finance Receivables
Finance receivables are comprised of sales-type lease receivables and unsecured revolving loan receivables. Sales-type lease receivables are generally due in monthly, quarterly or semi-annual installments over periods ranging from three to five years. Loan receivables arise primarily from financing services offered to our customers for postage and supplies. Loan receivables are generally due each month; however, customers may rollover outstanding balances. Interest is recognized on loan receivables using the effective interest method and related annual fees are initially deferred and recognized ratably over the annual period covered. Customer acquisition costs are expensed as incurred. During the second quarter of 2016, we determined that certain finance receivables with a net investment of $35 million at December 31, 2015 classified as a sales type lease receivable should have been classified as loan receivables. Accordingly, prior period amounts have been revised to reflect this change.
Finance receivables at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016			December 31, 2015
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,083,873	$287,519	$1,371,392	$1,157,189	$303,854	$1,461,043
Unguaranteed residual values	95,618	14,701	110,319	100,000	15,709	115,709
Unearned income	(228,709)	(63,599)	(292,308)	(247,854)	(68,965)	(316,819)
Allowance for credit losses	(6,054)	(2,587)	(8,641)	(6,606)	(3,542)	(10,148)
Net investment in sales-type lease receivables	944,728	236,034	1,180,762	1,002,729	247,056	1,249,785
Loan receivables
Loan receivables	365,725	37,547	403,272	399,193	41,604	440,797
Allowance for credit losses	(8,288)	(1,196)	(9,484)	(10,024)	(1,518)	(11,542)
Net investment in loan receivables	357,437	36,351	393,788	389,169	40,086	429,255
Net investment in finance receivables	$1,302,165	$272,385	$1,574,550	$1,391,898	$287,142	$1,679,040

Allowance for Credit Losses
We provide an allowance for probable credit losses based on historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a client's ability to pay, prevailing economic conditions and our ability to manage the collateral. We continually evaluate the adequacy of the allowance for credit losses and make adjustments as necessary. The assumptions used in determining an estimate of credit losses are inherently subjective and actual results may differ significantly from estimated reserves.

We establish credit approval limits based on the credit quality of the client and the type of equipment financed. Our policy is to discontinue revenue recognition for lease receivables that are more than 120 days past due and for loan receivables that are more than 90 days past due. We resume revenue recognition when the client's payments reduce the account aging to less than 60 days past due. Finance receivables deemed uncollectible are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our finance receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Activity in the allowance for credit losses for the nine months ended September 30, 2016 and 2015 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2016	$6,606	$3,542	$10,024	$1,518	$21,690
Amounts charged to expense	2,881	464	4,217	688	8,250
Write-offs and other	(3,433)	(1,419)	(5,953)	(1,010)	(11,815)
Balance at September 30, 2016	$6,054	$2,587	$8,288	$1,196	$18,125

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2015	$10,125	$5,024	$11,068	$1,788	$28,005
Amounts charged to expense	793	183	6,180	867	8,023
Write-offs and other	(3,523)	(1,711)	(7,260)	(1,005)	(13,499)
Balance at September 30, 2015	$7,395	$3,496	$9,988	$1,650	$22,529

Aging of Receivables
The aging of gross finance receivables at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$1,017,772	$282,269	$361,883	$37,251	$1,699,175
> 90 days	66,101	5,250	3,842	296	75,489
Total	$1,083,873	$287,519	$365,725	$37,547	$1,774,664
Past due amounts > 90 days
Still accruing interest	$10,447	$1,748	$—	$—	$12,195
Not accruing interest	55,654	3,502	3,842	296	63,294
Total	$66,101	$5,250	$3,842	$296	$75,489
As of September 30, 2016, we had North America sales-type lease receivables aged greater than 90 days with a contract value of $66 million. As of October 30, 2016, we have received payments with a contract value of approximately $30 million related to these receivables.

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
The table below shows the North America portfolio at September 30, 2016 and December 31, 2015 by relative risk class based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk (low, medium, high), as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

	September 30, 2016	December 31, 2015
Sales-type lease receivables
Low	$824,756	$886,198
Medium	172,278	192,645
High	19,339	37,573
Not Scored	67,500	40,773
Total	$1,083,873	$1,157,189
Loan receivables
Low	$278,210	$295,725
Medium	70,052	85,671
High	6,648	10,810
Not Scored	10,815	6,987
Total	$365,725	$399,193

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

6. Acquisitions, Intangible Assets and Goodwill
Acquisitions
On July 1, 2016, we acquired Maponics for $24 million, net of cash acquired. Maponics provides comprehensive boundary information and geospatial data that support location-based services and analytics and will be reported within our Software Solutions segment.

On January 12, 2016, we acquired Enroute for $14 million in cash. Additional cash payments may also be required during 2017-2019 based on the achievement of certain annual revenue targets for 2016-2018. Enroute is a software-as-a-service enterprise retail and fulfillment solutions company and is reported within our Global Ecommerce segment.

In June 2015, we acquired Borderfree, Inc. ("Borderfree"). During the second quarter of 2016, we obtained new information about facts and circumstances that existed as of the acquisition date and increased accounts payable and accrued expenses and goodwill acquired in the Borderfree acquisition by $2 million. On a supplemental pro forma basis, had we acquired Borderfree on January 1, 2015, our revenues would have been $47 million higher for the nine months ended September 30, 2015. The impact on our earnings would not have been material.
Intangible Assets
Intangible assets at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$450,890	$(299,224)	$151,666	$437,459	$(272,353)	$165,106
Software & technology	152,201	(137,680)	14,521	149,591	(135,198)	14,393
Trademarks & other	36,851	(28,817)	8,034	35,314	(27,435)	7,879
Total intangible assets	$639,942	$(465,721)	$174,221	$622,364	$(434,986)	$187,378

Amortization expense was $10 million and $11 million for the three months ended September 30, 2016 and 2015, respectively and $32 million and $27 million, for the nine months ended September 30, 2016 and 2015, respectively.
Future amortization expense as of September 30, 2016 was as follows:

Remaining for year ending December 31, 2016	$8,189
Year ending December 31, 2017	29,721
Year ending December 31, 2018	27,418
Year ending December 31, 2019	23,992
Year ending December 31, 2020	18,836
Thereafter	66,065
Total	$174,221
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Goodwill
Changes in the carrying value of goodwill for the nine months ended September 30, 2016 were as follows:

	December 31, 2015	Acquisitions	Foreign currency translation	September 30, 2016
North America Mailing	$296,053	$—	$3,993	$300,046
International Mailing	148,351	—	5,552	153,903
Small & Medium Business Solutions	444,404	—	9,545	453,949
Production Mail	105,757	—	(1,382)	104,375
Presort Services	196,890	—	—	196,890
Enterprise Business Solutions	302,647	—	(1,382)	301,265
Software Solutions	674,976	12,137	(9,260)	677,853
Global Ecommerce	323,930	9,421	—	333,351
Digital Commerce Solutions	998,906	21,558	(9,260)	1,011,204
Total goodwill	$1,745,957	$21,558	$(1,097)	$1,766,418

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy. The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2016 and December 31, 2015.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$143,960	$104,169	$—	$248,129
Equity securities	—	23,782	—	23,782
Commingled fixed income securities	1,575	22,769	—	24,344
Debt securities - U.S. and foreign governments, agencies and municipalities	93,515	19,396	—	112,911
Debt securities - corporate	—	82,149	—	82,149
Mortgage-backed / asset-backed securities	—	163,806	—	163,806
Derivatives
Foreign exchange contracts	—	3,508	—	3,508
Total assets	$239,050	$419,579	$—	$658,629
Liabilities:
Derivatives
Interest rate swap	$—	$(591)	$—	$(591)
Foreign exchange contracts	—	(1,515)	—	(1,515)
Total liabilities	$—	$(2,106)	$—	$(2,106)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$41,215	$292,412	$—	$333,627
Equity securities	—	24,538	—	24,538
Commingled fixed income securities	—	22,571	—	22,571
Debt securities - U.S. and foreign governments, agencies and municipalities	102,235	12,566	—	114,801
Debt securities - corporate	—	62,884	—	62,884
Mortgage-backed / asset-backed securities	—	178,234	—	178,234
Derivatives
Foreign exchange contracts	—	1,716	—	1,716
Total assets	$143,450	$594,921	$—	$738,371
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(5,387)	$—	$(5,387)
Total liabilities	$—	$(5,387)	$—	$(5,387)
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

•
Commingled Fixed Income Securities: Mutual funds that invest in a variety of fixed-income securities including securities of the U.S. government and its agencies, corporate debt, mortgage-backed securities and asset-backed securities. The value of the funds is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding, as reported by the fund manager. These commingled funds are not listed on an exchange in an active market and are classified as Level 2.

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
Available-For-Sale Securities
Certain investment securities are classified as available-for-sale and recorded at fair value in the Condensed Consolidated Balance Sheets as cash and cash equivalents, short-term investments and other assets depending on the type of investment and maturity. Unrealized holding gains and losses are recorded, net of tax, in accumulated other comprehensive loss (AOCL).
Available-for-sale securities at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$109,027	$4,145	$(261)	$112,911
Corporate notes and bonds	79,264	2,982	(97)	82,149
Commingled fixed income securities	1,559	16	—	1,575
Mortgage-backed / asset-backed securities	161,131	3,378	(703)	163,806
Total	$350,981	$10,521	$(1,061)	$360,441

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$114,265	$1,804	$(1,268)	$114,801
Corporate notes and bonds	63,140	823	(1,079)	62,884
Mortgage-backed / asset-backed securities	177,821	1,901	(1,488)	178,234
Total	$355,226	$4,528	$(3,835)	$355,919

At September 30, 2016, investment securities that were in a loss position for 12 or more continuous months had aggregate unrealized holding losses of less than $1 million and an estimated fair value of $14 million, and investment securities that were in a loss position for less than 12 continuous months had aggregate unrealized holding losses of less than $1 million and an estimated fair value of $81 million.

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

We have not recognized an other-than-temporary impairment on any of the investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses and we expect to receive the contractual principal and interest on these investment securities at maturity.

Scheduled maturities of available-for-sale securities at September 30, 2016 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$28,111	$28,208
After 1 year through 5 years	120,611	122,284
After 5 years through 10 years	56,375	58,585
After 10 years	145,884	151,364
Total	$350,981	$360,441
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
Derivative Instruments
In the normal course of business, we are exposed to the impact of changes in foreign currency exchange rates and interest rates. We limit these risks by following established risk management policies and procedures, including the use of derivatives. We use derivative instruments to limit the effects of exchange rate fluctuations on financial results and manage the related cost of debt. We do not use derivatives for trading or speculative purposes. We record derivative instruments at fair value and the accounting for changes in the fair value depends on the intended use of the derivative, the resulting designation and the effectiveness of the instrument in offsetting the risk exposure it is designed to hedge.
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At September 30, 2016 and December 31, 2015, we had outstanding contracts associated with these anticipated transactions with notional amounts of $14 million and $13 million, respectively.

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

Interest Rate Swaps
In September 2016, we entered into an interest rate swap with a notional amount of $300 million to mitigate the interest rate risk associated with our $300 million variable-rate term loans. The swap is designated as a cash flow hedge. The effective portion of the gain or loss on the cash flow hedge is included in AOCL in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. Under the terms of the swap agreement, we pay fixed-rate interest of 0.8826% and receive variable-rate interest based on 1-month LIBOR. The variable interest rate resets monthly.
The valuation of our interest rate swap is based on the income approach using a model with inputs that are observable or that can be derived from or corroborated by observable market data.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The majority of the amounts included in AOCL at September 30, 2016 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.
The fair value of derivative instruments at September 30, 2016 and December 31, 2015 was as follows:

Designation of Derivatives	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$247	$217
	Accounts payable and accrued liabilities	(573)	(208)

Interest rate swap	Other non-current liabilities	(591)	—

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	3,261	1,499
	Accounts payable and accrued liabilities	(942)	(5,179)

	Total derivative assets	$3,508	$1,716
	Total derivative liabilities	(2,106)	(5,387)
	Total net derivative asset (liabilities)	$1,402	$(3,671)

The following represents the results of cash flow hedging relationships for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2016	2015		2016	2015
Foreign exchange contracts	$(158)	$(140)	Revenue	$(443)	211
			Cost of sales	301	(41)
Interest rate swap	(591)	—	Interest Expense	—	—
	$(749)	$(140)		$(142)	$170

	Nine Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2016	2015		2016	2015
Foreign exchange contracts	$(114)	$614	Revenue	$290	$1,039
			Cost of sales	(69)	544
Interest rate swap	(591)	—	Interest Expense	—	—
	$(705)	$614		$221	$1,583
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at September 30, 2016 mature within 12 months.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The following represents the results of our non-designated derivative instruments for the three and nine months ended September 30, 2016 and 2015:

		Three Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2016	2015
Foreign exchange contracts	Selling, general and administrative expense	$1,719	$2,138

		Nine Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2016	2015
Foreign exchange contracts	Selling, general and administrative expense	$322	$(1,437)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At September 30, 2016, we did not post any collateral and the maximum amount of collateral that we would have been required to post had the credit-risk-related contingent features been triggered was not significant.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations. The inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Carrying value	$3,367,056	$2,950,668
Fair value	$3,489,163	$3,084,561

8. Restructuring Charges and Asset Impairments
Restructuring charges
Activity in our restructuring reserves for the nine months ended September 30, 2016 and 2015 was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2016	$43,700	$3,722	$47,422
Expenses, net	36,791	1,660	38,451
Cash payments	(47,241)	(3,920)	(51,161)
Balance at September 30, 2016	$33,250	$1,462	$34,712

Balance at January 1, 2015	$81,836	$8,343	$90,179
Expenses, net	9,196	(1,183)	8,013
Cash payments	(42,708)	(3,348)	(46,056)
Balance at September 30, 2015	$48,324	$3,812	$52,136

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Restructuring charges also include pension settlement charges of $2 million and $1 million for the nine months ended September 30, 2016 and 2015, respectively.
The majority of the remaining restructuring reserves are expected to be paid over the next 12 to 24 months; however, due to certain international labor laws and long-term lease agreements, some payments will extend beyond 24 months. We expect to fund these payments from cash flows from operations.

Asset impairments
For the nine months ended September 30, 2016, asset impairment charges totaled $9 million and consisted primarily of a loss of $5 million on the sale of a facility and an impairment charge of $3 million related to a building. For the nine months ended September 30, 2015, asset impairment charges totaled $5 million and consisted primarily of a loss on the sale of our world headquarters building.
9. Debt
Total debt at September 30, 2016 and December 31, 2015 consisted of the following:

	Interest rate	September 30, 2016	December 31, 2015
Commercial paper	variable	$—	$90,000
Notes due January 2016	4.75%	—	370,914
Notes due September 2017	5.75%	385,109	385,109
Notes due March 2018	5.6%	250,000	250,000
Notes due May 2018	4.75%	350,000	350,000
Notes due March 2019	6.25%	300,000	300,000
Notes due October 2021	3.375%	600,000	—
Notes due March 2024	4.625%	500,000	500,000
Notes due January 2037	5.25%	115,041	115,041
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	450,000	150,000
Other debt		5,666	15,758
Principal amount		3,380,816	2,951,822
Less: unamortized debt discount and issuance costs		29,078	23,617
Plus: unamortized interest rate swap proceeds		15,318	22,463
Total debt		3,367,056	2,950,668
Less: current portion long-term debt and notes payable		535,289	461,085
Long-term debt		$2,831,767	$2,489,583
In September 2016, we issued $600 million of 3.375% fixed-rate notes due in October 2021. Interest is payable semi-annually. The notes mature in October 2021, but may be redeemed, at our option, in whole or in part, at any time or from time to time at par plus accrued and unpaid interest. We used a portion of these proceeds to repay commercial paper and used the remaining proceeds to redeem the PBIH Preferred Stock on November 1, 2016 (see Note 12).

In January 2016, we borrowed $300 million under a term loan agreement and applied the proceeds to the repayment of the $371 million, 4.75% notes due January 2016. The new term loans bear interest at the applicable Eurodollar Rate plus 1.25% and mature in December 2020. The effective interest rate of these loans for the third quarter were 1.95%. In September 2016, we entered into an interest rate swap with a notional amount of $300 million to mitigate the interest rate risk associated with these variable-rate term loans. Under the terms of the swap agreement, we pay fixed-rate interest of 0.8826% and receive variable-rate interest based on 1-month LIBOR. The variable rate resets monthly.

In March 2016, we satisfied certain employment obligations stipulated in the State of Connecticut Department of Economic and Community Development loan (issued in 2014), and under the terms of the loan, $10 million was forgiven. We recorded loan forgiveness income in selling, general and administrative expenses.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

10. Pensions and Other Benefit Programs
The components of net periodic benefit cost (income) were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Service cost	$26	$38	$549	$557	$512	$530
Interest cost	18,452	18,581	5,366	6,099	1,994	2,086
Expected return on plan assets	(25,480)	(26,002)	(7,976)	(8,912)	—	—
Amortization of transition credit	—	—	(2)	(2)	—	—
Amortization of prior service (credit) cost	(15)	2	(19)	(16)	74	74
Amortization of net actuarial loss	6,779	7,327	1,302	1,482	904	1,704
Settlement (1)	183	1,083	—	—	—	—
Net periodic benefit cost (income)	$(55)	$1,029	$(780)	$(792)	$3,484	$4,394

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Service cost	$80	$114	$1,622	$1,677	$1,534	$1,849
Interest cost	55,354	55,745	16,773	18,284	5,977	6,612
Expected return on plan assets	(76,439)	(78,004)	(25,029)	(26,686)	—	—
Amortization of transition credit	—	—	(6)	(7)	—	—
Amortization of prior service (credit) cost	(45)	6	(54)	(49)	222	222
Amortization of net actuarial loss	20,336	21,982	4,018	4,471	2,711	5,657
Settlement (1)	1,971	1,083	—	—	—	—
Net periodic benefit cost (income)	$1,257	$926	$(2,676)	$(2,310)	$10,444	$14,340

(1) Included in restructuring charges and asset impairments, net in the Condensed Consolidated Statements of Income.
Through September 30, 2016 and September 30, 2015, contributions to our U.S. pension plans were $8 million and $6 million, respectively, and contributions to our foreign plans were $41 million and $12 million, respectively. Nonpension postretirement benefit plan contributions were $14 million and $16 million through September 30, 2016 and September 30, 2015, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

11. Income Taxes
The effective tax rate for the three months ended September 30, 2016 and 2015 was 24.8% and 31.3%, respectively, and the effective tax rate for the nine months ended September 30, 2016 and 2015 was 32.7% and 30.2%, respectively. The effective tax rate for both the three and nine months ended September 30, 2016 includes $15 million of benefits from the resolution of tax examinations and a $5 million charge from the establishment of a valuation allowance on tax attribute carryovers.  The effective tax rate for the nine months ended September 30, 2015 also includes a $20 million benefit resulting from the disposition of Imagitas.
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
12. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary of the Company, has 300,000 shares of outstanding perpetual voting preferred stock valued at $300 million held by certain institutional investors (PBIH Preferred Stock). The holders of PBIH Preferred Stock are entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, is owned directly or indirectly by the Company. The PBIH Preferred Stock is entitled to cumulative dividends at a rate of 6.125%. We redeemed all of the PBIH Preferred Stock on November 1, 2016 for $300 million plus accrued dividends.
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

14. Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2016 and 2015 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2016	$1	$505	$323,338	$161,280	$5,155,537	$(888,635)	$(4,573,305)	$178,721
Net income	—	—	—	—	177,148	—	—	177,148
Other comprehensive income	—	—	—	—	—	62,673	—	62,673
Dividends paid	—	—	—	—	(105,791)	—	—	(105,791)
Issuance of common stock	—	—	—	(27,251)	—	—	25,930	(1,321)
Conversion to common stock	—	(16)	—	(321)	—	—	337	—
Stock-based compensation expense	—	—	—	16,289	—	—	—	16,289
Repurchase of common stock	—	—	—	—	—	—	(197,267)	(197,267)
Balance at September 30, 2016	$1	$489	$323,338	$149,997	$5,226,894	$(825,962)	$(4,744,305)	$130,452

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2015	$1	$548	$323,338	$178,852	$4,897,708	$(846,156)	$(4,477,032)	$77,259
Net income	—	—	—	—	321,664	—	—	321,664
Other comprehensive loss	—	—	—	—	—	(54,696)	—	(54,696)
Dividends paid	—	—	—	—	(113,158)	—	—	(113,158)
Issuance of common stock	—	—	—	(36,946)	—	—	32,983	(3,963)
Conversion to common stock	—	(29)	—	(632)	—	—	661	—
Stock-based compensation expense	—	—	—	14,921	—	—	—	14,921
Repurchase of common stock	—	—	—	—	—	—	(100,000)	(100,000)
Balance at September 30, 2015	$1	$519	$323,338	$156,195	$5,106,214	$(900,852)	$(4,543,388)	$142,027

15. Accumulated Other Comprehensive Loss

Reclassifications out of AOCL for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Amount Reclassified from AOCL (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gains (losses) on cash flow hedges
Revenue	$443	$211	$(290)	$1,039
Cost of sales	(301)	(41)	69	544
Interest expense, net	(507)	(507)	(1,521)	(1,521)
Total before tax	(365)	(337)	(1,742)	62
(Benefit) provision for income tax	(144)	(132)	(679)	15
Net of tax	$(221)	$(205)	$(1,063)	$47

Gains (losses) on available for sale securities
Interest expense, net	$(1,125)	$1,085	$(1,126)	$1,043
(Benefit) provision for income tax	(433)	401	(433)	385
Net of tax	$(692)	$684	$(693)	$658

Pension and Postretirement Benefit Plans (b)
Transition credit	$2	$2	$6	$7
Prior service costs	(40)	(60)	(123)	(179)
Actuarial losses	(9,168)	(11,596)	(29,036)	(33,193)
Total before tax	(9,206)	(11,654)	(29,153)	(33,365)
Benefit from income tax	(3,243)	(4,219)	(10,362)	(12,001)
Net of tax	$(5,963)	$(7,435)	$(18,791)	$(21,364)
(a)     Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

(b)
Reclassified from accumulated other comprehensive loss into selling, general and administrative expenses. These amounts are included in the computation of net periodic costs (see Note 10 for additional details).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Changes in AOCL for the nine months ended September 30, 2016 and 2015 were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2016	$(3,912)	$536	$(738,768)	$(146,491)	$(888,635)
Other comprehensive (loss) income before reclassifications (a)	(705)	6,798	(1,230)	37,263	42,126
Reclassifications into earnings (a), (b)	1,063	693	18,791	—	20,547
Net other comprehensive income	358	7,491	17,561	37,263	62,673
Balance at September 30, 2016	$(3,554)	$8,027	$(721,207)	$(109,228)	$(825,962)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2015	$(4,689)	$2,966	$(786,079)	$(58,354)	$(846,156)
Other comprehensive loss before reclassifications (a)	382	416	—	(76,153)	(75,355)
Reclassifications into earnings (a), (b)	(47)	(658)	21,364	—	20,659
Net other comprehensive income (loss)	335	(242)	21,364	(76,153)	(54,696)
Balance at September 30, 2015	$(4,354)	$2,724	$(764,715)	$(134,507)	$(900,852)
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

•	our ability to efficiently and effectively transition into our new Enterprise Resource Planning (ERP) system in the U.S. without significant disruption to existing operations

•	the success of our advertising and investment to rebrand the company and to build market awareness to create new demand for our businesses

•	changes in postal or banking regulations

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

Overview
Through the first three quarters of 2016, we continued to execute on our strategic priorities to stabilize and reinvent our mail business, drive operational excellence and grow our business through digital commerce. We acquired a software-as-a-service enterprise retail and fulfillment solutions company and a company that provides comprehensive boundary and geospatial data to support location-based services and analytics. We also exited certain geographic markets as part of our initiative to simplify our geographic footprint, launched a new advertising campaign and launched our Pitney Bowes Commerce Cloud that helps our clients identify customers, locate new sales opportunities, communicate with their existing and prospective customers, power shipping globally and manage payments for mailing and shipping.
During the second quarter, we deployed our new enterprise business platform in the U.S. In the second quarter, due to the conversion process and training, our business was temporarily impacted from lost sales activity and reduced productivity that adversely impacted equipment sales and stream revenues. During the third quarter, the issues impacting equipment sales have subsided and equipment sales rebounded in the quarter. However, we continued to experience lower financing related fees as a result of proactive waivers to allow clients to adjust to new billing formats as well as due to the timing of invoices being sent.
During the third quarter, we issued $600 million of 3.375% fixed rate five year notes. We used a portion of the proceeds to repay commercial paper and we used the remaining proceeds to redeem the $300 million PBIH Preferred Stock on November 1, 2016.
Financial Highlights
Revenue - Third Quarter 2016 compared to Third Quarter 2015
Revenue for the third quarter of 2016 decreased 4% to $839 million compared to $870 million in the third quarter of 2015. Of this decrease, 1% is attributable to foreign currency translation and 1% to the exit of direct operations in Mexico, South Africa and five markets in Asia (Market Exits), that occurred in the first quarter of 2016 and fourth quarter of 2015.

•
Equipment sales increased 6% and business services revenue grew 5%. However, support services revenue declined 9%, financing income declined 12%, supplies revenue declined 14%, software revenue declined 9% and rentals revenue declined 5%.

•
Small & Medium Business Solutions (SMB) revenue decreased 7% driven by a 7% decline in North America Mailing revenue and a 9% decline in International Mailing revenue. Excluding the impacts of foreign currency translation and Market Exits, SMB revenue declined 6%.

•
Enterprise Business Solutions revenue increased 1% as Production Mail revenue increased 5%, but was partially offset by a decrease of 2% in Presort Services. Excluding the impacts of foreign currency translation and Market Exits, Enterprise Business Solutions revenue increased 4%.

•
Digital Commerce Solutions (DCS) revenue decreased 1%. Software Solutions revenue decreased 9%, but was mostly offset by an 8% increase in Global Ecommerce revenue. Excluding the impacts of foreign currency translation, DCS revenue increased 2%.

Revenue - First Nine Months of 2016 compared to First Nine Months of 2015
Revenue for the first nine months of 2016 decreased 5% to $2,520 million compared to $2,641 million in the first nine months of 2015. Of this decrease, 1% is attributable to foreign currency translation and 1% to Market Exits.

•
Equipment sales declined 2%, supplies revenues declined 8%, software revenue declined 9%, rentals revenue declined 7%, financing income declined 10% and support services revenue declined 8%. Business services revenue increased 3%, partially offsetting these declines.

•
SMB revenue decreased 7%. North America Mailing revenue was down 7% and International Mailing revenue was down 8%. Excluding the impacts of foreign currency translation and Market Exists, SMB revenue decreased 6%.

•
Enterprise Business Solutions revenue decreased 1% as Production Mail revenue decreased 3%, but was mostly offset by a 2% increase in Presort Services revenue. Excluding the impacts of foreign currency translation and Market Exists, Enterprise Business Solutions revenue increased 1%.

•
DCS revenue increased 6%. Global Ecommerce revenue increased 23%, but was partially offset by a 9% decrease in Software Solutions revenue. Excluding the impacts of foreign currency translation, DCS revenue increased 8%.

Net Income
Net income and diluted earnings per share from continuing operations for the third quarter of 2016 were $66 million and $0.35, respectively, compared to $89 million and $0.44, respectively, in the third quarter of 2015. Net income and diluted earnings per share from continuing operations for the first nine months of 2016 were $179 million and $0.94, respectively, compared to $322 million and $1.60, respectively, for the first nine months of 2015. The decreases in the quarter and first nine months of 2016 were primarily due to lower revenue and gross margin and higher restructuring charges and asset impairments. The decline in the first nine of months of 2016 compared to 2015 was also impacted by the gain on the sale of Imagitas in 2015.

Cash Flows
Cash and cash equivalents increased $342 million during the first nine months of 2016 since December 31, 2015. Sources and uses of cash include:

•	Generated cash from operations of $291 million;

•	Increased net borrowings by $434 million;

•	Decreased investments by $66 million;

•	Received $18 million for the sale of assets;

•	Acquired Enroute and Maponics for an aggregate $38 million;

•	Paid dividends of $106 million to our common stockholders;

•	Spent $197 million to repurchase our common stock; and

•	Spent $116 million on capital expenditures.
Outlook
We anticipate that our restructuring actions, synergies and revenue from acquisitions, the introduction of new products and solutions, our implementation of our go-to-market strategy in all our major markets and the implementation of the new enterprise business platform will continue to provide long-term benefits.
Within SMB Solutions, we anticipate that the introduction of new solutions and services, particularly those included in the Pitney Bowes Commerce Cloud, will help further stabilize revenue over the long-term. We continue to work through the issues impacting stream revenues as a result of our new enterprise business platform and expect to see improvements in the near future. Internationally, the implementation of our go-to-market strategy is now complete in our major markets and, as a result, we anticipate further stabilizing financial results in those markets.
Within Enterprise Business Solutions, we anticipate revenue and profitability growth in Presort Services due to client expansion and higher processed mail volumes. We expect that Production Mail revenue growth will continue to be challenged by changes in the overall market and declining services revenue.
Within DCS, we continue to build our partner channel in Software Solutions by adding new regional systems integrators and location intelligence partners. Additionally, we anticipate improved sales efficiencies and new industry-specific solutions from the transition and training of a new sales group within the organization. We anticipate continued growth in our ecommerce business with our existing marketplace sites (sites where multiple sellers sell) and individual retail clients, as well as through continued new client acquisition and expanded service offerings. A strong U.S. dollar could continue to affect demand for U.S. goods sold to customers in other countries, but such an impact could continue to be mitigated by the effects of a weakened British Pound on sales of U.K. goods to customers in other countries. We continue to expand and globalize our cross-border ecommerce offerings which diversifies the business and helps to mitigate foreign currency risk.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% change	2016	2015	% change
Equipment sales	$173,143	$163,857	6%	$485,145	$495,328	(2)%
Supplies	61,306	71,174	(14)%	198,631	215,178	(8)%
Software	89,087	97,700	(9)%	257,760	283,241	(9)%
Rentals	102,747	108,420	(5)%	309,706	333,729	(7)%
Financing	87,883	99,925	(12)%	276,915	306,992	(10)%
Support services	123,954	136,820	(9)%	383,632	415,615	(8)%
Business services	200,911	191,645	5%	607,717	591,030	3%
Total revenue	$839,031	$869,541	(4)%	$2,519,506	$2,641,113	(5)%

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percentage of Revenue				Percentage of Revenue
	2016	2015	2016	2015	2016	2015	2016	2015
Cost of equipment sales	$86,147	$78,650	49.8%	48.0%	$235,741	$232,706	48.6%	47.0%
Cost of supplies	20,348	21,629	33.2%	30.4%	60,662	65,912	30.5%	30.6%
Cost of software	25,698	27,219	28.8%	27.9%	79,496	85,584	30.8%	30.2%
Cost of rentals	16,041	21,423	15.6%	19.8%	54,951	63,127	17.7%	18.9%
Financing interest expense	12,965	17,533	14.8%	17.5%	41,375	54,171	14.9%	17.6%
Cost of support services	74,799	79,747	60.3%	58.3%	224,790	244,853	58.6%	58.9%
Cost of business services	140,989	130,004	70.2%	67.8%	417,357	405,559	68.7%	68.6%
Total cost of revenue	$376,987	$376,205	44.9%	43.3%	$1,114,372	$1,151,912	44.2%	43.6%

Revenue and Cost of Revenues - 2016 compared to 2015
Equipment sales
Equipment sales revenue increased 6% in the quarter. Excluding the unfavorable impact from Market Exits of 2%, revenue increased 9% primarily due to higher sales in our production mail business due to a number of larger client installations of sorter, inserter and print equipment.
Equipment sales revenue decreased 2% in the first nine months of 2016. Excluding the unfavorable impacts from foreign currency translation of 1% and Market Exits of 2%, revenue increased 1%. This increase is primarily due to 3% from higher sales in our production mail business, partially offset by 2% from lower mailing equipment sales in North America, due in part to sales disruption during the second quarter from the platform cut-over.
Cost of equipment sales as a percentage of equipment sales increased to 49.8% in the quarter and 48.6% in the first nine months of 2016 primarily due product mix.

Supplies
Supplies revenue decreased 14% in the quarter. Excluding the unfavorable impacts from foreign currency translation of 1% and Market Exits of 1%, revenue decreased 12% primarily due to:

•	9% from North America mailing due to lower sales productivity and lower demand; and

•	2% from lower international mailing supplies sales, primarily in the U.K., due to lower demand.
Supplies revenue decreased 8% in the first nine months of 2016. Excluding the unfavorable impacts from foreign currency translation of 1% and Market Exits of 1%, revenue decreased 5% primarily due to:

•	4% from North America mailing reflecting sales disruption from the platform cut-over in the second quarter of 2016, and lower demand in the third quarter; and

•	1% from lower international mailing supplies sales, primarily in the U.K.

Cost of supplies as a percentage of supplies revenue increased to 33.2% in the quarter due to lower sales and a greater mix of lower margin supply sales. Cost of supplies as a percentage of supplies revenue of 30.5% in the first nine months of 2016 was consistent with the prior year period.

Software
Software revenue decreased 9% in both the quarter and first nine months of 2016. Excluding the unfavorable impact from foreign currency translation of 3% in the quarter and 2% in the first nine months of 2016, revenue decreased 6% in the quarter and 7% in the first nine months of 2016. These decreases were primarily due to a worldwide decline in licensing revenue.
Cost of software as a percentage of software revenue increased to 28.8% for the quarter and 30.8% for the first nine months of 2016 due to the decline in high margin license revenue.

Rentals
Rentals revenue decreased 5% for the quarter and 7% for the first nine months of 2016. These declines are primarily due to a reduction in the number of installed meters worldwide as well as a shift by certain customers to less-featured, lower cost machines.
Cost of rentals as a percentage of rentals revenue improved to 15.6% for the quarter and 17.7% for the first nine months of 2016 primarily due to cost savings initiatives.

Financing
Financing revenue decreased 12% in the quarter and 10% in the first nine months of 2016. Excluding the unfavorable impact from foreign currency translation of 1% in both the quarter and the first nine months of 2016, revenue decreased 11% for the quarter and 9% for the first nine months of 2016. These decreases were primarily due to lower mailing equipment sales in prior periods, a declining lease portfolio and lower financing fees as a result of proactive waivers to allow clients to adjust to new billing formats and timing of invoices being sent as a result of the platform cutover.
We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio (10:1 in 2015) and apply our overall effective interest rate to the average outstanding finance receivables.
Financing interest expense as a percentage of financing revenue decreased to 14.8% for the quarter and 14.9% for the first nine months of 2016 primarily due to a decrease in our effective interest rate.

Support Services
Support services revenue decreased 9% in the quarter and 8% in the first nine months of 2016. Excluding the unfavorable impacts of foreign currency translation of 1% and Market Exits of 1% in both periods, revenue decreased 7% in the quarter and 6% in the first nine months of 2016, primarily due to:

•
3% in both the quarter and year-to-date period from lower maintenance revenue on production mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment;

•	2% in both the quarter and year-to-date period from the worldwide decline in the number of mailing machines in service and a shift to less-featured, lower cost machines; and

•	2% in the quarter and 1% in the year-to-date period from lower shipping solutions services revenues in our Global Ecommerce business.
Cost of support services as a percentage of support services revenue increased to 60.3% for the quarter due to a mix of lower margin service revenues and improved to 58.6% for the first nine months of 2016 due to expense reductions and productivity initiatives.

Business Services
Business services revenue increased 5% in the quarter and 3% in the first nine months of 2016. Excluding the unfavorable impact from foreign currency translation of 1% in the quarter and the first nine months of 2016, revenue increased 6% in the quarter and 4% in the first nine months of 2016. These increases were primarily due to the growth in our Global Ecommerce business.
Cost of business services as a percentage of business services revenue increased to 70.2% for the quarter and to 68.7% for the first nine months of 2016 primarily due to higher mail processing costs in the presort business.

Selling, general and administrative (SG&A)
SG&A expense decreased 3% in the quarter to $301 million primarily due to $3 million lower spending on our enterprise business platform and other cost-saving initiatives.

SG&A expense decreased 2% in the first nine months of 2016 to $916 million primarily due to lower employee-related costs of $10 million, loan forgiveness income of $10 million (see Note 9 to the Condensed Consolidated Financial Statements), a $5 million favorable state sales tax adjustment and other cost-saving initiatives. Partially offsetting these decreases were higher marketing and advertising expense of $10 million, higher expense related to our new enterprise business platform of $9 million and higher amortization expense of $5 million, primarily related to the acquisition of Borderfree in 2015. SG&A expense in the first nine months of 2015 also included a one-time compensation charge of $10 million related to the acquisition of Borderfree.

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

Revenue and EBIT for the three and nine months ended September 30, 2016 and 2015 by reportable segment are presented below:

	Revenue
	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% change	2016	2015	% change
North America Mailing	$329,995	$353,159	(7)%	$1,001,789	$1,071,824	(7)%
International Mailing	95,628	104,615	(9)%	305,725	331,398	(8)%
Small & Medium Business Solutions	425,623	457,774	(7)%	1,307,514	1,403,222	(7)%
Production Mail	106,350	101,646	5%	289,649	298,880	(3)%
Presort Services	114,053	115,912	(2)%	357,214	351,365	2%
Enterprise Business Solutions	220,403	217,558	1%	646,863	650,245	(1)%
Software Solutions	89,031	97,638	(9)%	257,417	282,916	(9)%
Global Ecommerce	103,974	96,571	8%	307,712	249,923	23%
Digital Commerce Solutions	193,005	194,209	(1)%	565,129	532,839	6%
Other	—	—	—%	—	54,807	(100)%
Total	$839,031	$869,541	(4)%	$2,519,506	$2,641,113	(5)%

	EBIT
	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% change	2016	2015	% change
North America Mailing	$138,588	$159,319	(13)%	$436,730	$482,376	(9)%
International Mailing	9,733	10,739	(9)%	34,365	36,585	(6)%
Small & Medium Business Solutions	148,321	170,058	(13)%	471,095	518,961	(9)%
Production Mail	15,696	12,401	27%	35,434	31,461	13%
Presort Services	19,181	25,908	(26)%	69,305	76,946	(10)%
Enterprise Business Solutions	34,877	38,309	(9)%	104,739	108,407	(3)%
Software Solutions	10,329	14,613	(29)%	17,908	34,904	(49)%
Global Ecommerce	4,389	(1,240)	>100%	8,835	9,962	(11)%
Digital Commerce Solutions	14,718	13,373	10%	26,743	44,866	(40)%
Other	—	—	—%	—	10,569	(100)%
Total	$197,916	$221,740	(11)%	$602,577	$682,803	(12)%
Small & Medium Business Solutions
North America Mailing
North America Mailing revenue decreased 7% in both the quarter and the first nine months of 2016 primarily due to:

•
3% in the quarter and 2% in the first nine months of 2016 from lower financing revenue primarily from declining equipment sales in prior periods and lower fees resulting from proactive waivers to allow clients to adjust to new billing formats as well as timing of invoices being sent as result of the platform cutover;

•	2% the quarter and 1% in the first nine months of 2016 from lower sales of supplies due to lower demand and sales productivity;

•
1% in the quarter and 2% for the first nine months of 2016 from lower rentals revenue and 1% in both the quarter and the first nine months of 2016 from lower support services revenue, primarily reflecting continuing decline in installed meters and shift to less featured lower cost machines; and

•	1% in the first nine months of 2016 from lower equipment sales which were impacted by the platform cut-over disruption in the second quarter.
EBIT decreased 13% in the quarter and 9% in the first nine months of 2016 compared to the prior year, primarily due to the decline in higher margin recurring revenue streams.

International Mailing
International Mailing revenue decreased 9% in the quarter and 8% in the first nine months of 2016. Excluding the unfavorable impacts from foreign currency translation of 4% in the quarter and 3% in the year-to-date period and Market Exits of 2% in both the quarter and year-to-date period, revenue decreased 3% in the quarter and year-to-date periods primarily due to a 1% decline in each of rental, supplies and support services revenue resulting from the continuing decline in installed meters.
EBIT decreased 9% in the quarter and 6% in the first nine months of 2016, primarily due to the decline in higher margin recurring revenue streams, partially offset by lower costs from cost savings and productivity initiatives.
Enterprise Business Solutions
Production Mail
Production Mail revenue increased 5% in the quarter. Excluding the impact from Market Exits of 5%, revenue increased 11%, primarily due to 15% from higher equipment sales due to a number of larger client installations of sorter, inserter and print equipment in the quarter. This increase was partially offset by 4% due to lower support services revenue as a result of some in-house mailers shifting their mail processing to third-party outsourcers.
Production Mail revenue decreased 3% in the first nine months of 2016. Excluding the unfavorable impacts from foreign currency translation of 1% and Market Exits of 3%, revenue increased 1%, primarily due to 5% from an increase in equipment sales, offset by 3% from lower support services and supplies revenue.
EBIT increased 27% in the quarter, primarily due to higher revenue, service delivery cost management initiatives and lower selling and marketing costs. Despite a decline in revenue, EBIT increased 13% in the first nine months of 2016, primarily due to service delivery cost management initiatives and lower sales and marketing costs. These benefits were partially offset by lower sales in 2016 of higher margin inserting equipment.
Presort Services
Presort Services revenue decreased 2% in the quarter primarily due to lower revenue per unit processed as a result of a United States Postal Service (USPS) rate change earlier in the year. Despite this USPS rate change, revenue for the first nine months of 2016 increased 2% primarily due to higher volumes of first class mail processed and expansion into new markets.
EBIT decreased 26% in the quarter and 10% in the first nine months of 2016, primarily due to lower margins and increased mail processing costs related to higher labor costs.
Digital Commerce Solutions
Software Solutions
Software Solutions revenue decreased 9% in both the quarter and first nine months of 2016. Excluding the unfavorable impact from foreign currency translation of 3% in the quarter and 2% in the first nine months of 2016, revenue decreased 6% in the quarter and 7% in the first nine months of 2016. These decreases were primarily due to a worldwide decline in licensing revenue.
EBIT decreased 29% for the quarter and 49% for the first nine months of 2016 primarily due to lower high-margin licensing revenue.
Global Ecommerce
Global Ecommerce revenue increased 8% in the quarter. Excluding the unfavorable impact of foreign currency translation of 2%, revenue increased 10% primarily due to 11% from expansion of our U.S. and U.K. cross-border business and retail network. Outbound U.S. marketplace package shipments grew in the quarter despite the stronger U.S dollar versus prior year, as well as some temporary disruption on demand for parcel shipments from the U.S. to Canada prior to the resolution of the Canada Post labor dispute. Partially offsetting this increase was a 2% decrease from a decline in domestic shipping solutions revenue.
Global Ecommerce revenue increased 23% in the first nine months of 2016. Excluding the unfavorable impact of foreign currency translation of 1%, revenue increased 24% primarily due to 29% from expansion of our U.S. and U.K. cross-border business and retail network, including the acquisition of Borderfree. This increase was partially offset by a decrease of 2% related to the one-time recognition of deferred cross-border delivery fees in the first quarter of 2015 and a 2% decrease from a decline in domestic shipping solutions revenue.
EBIT increased to $4 million in the quarter compared to a loss of $1 million in the third quarter of 2015, primarily due to higher revenue and synergy savings partially offset by decline in higher margin domestic shipping solutions revenue. EBIT decreased 11% for the first nine months of the year primarily due to $7 million of additional amortization expense from acquisitions, $6 million of deferred cross-border delivery fees recognized in 2015, additional investments in the business and lower higher margin domestic shipping solutions revenue, partially offset by higher revenue in cross-border.

Other
Other includes Imagitas, our Marketing Services business, which was sold in May 2015.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity under our commercial paper program will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends, strategic acquisitions and share repurchases. Cash and cash equivalents and short-term investments were $1,016 million at September 30, 2016 and $768 million at December 31, 2015. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash and cash equivalents held by our foreign subsidiaries were $500 million at September 30, 2016 and $470 million at December 31, 2015. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.
Cash Flow Summary
Changes in cash and cash equivalents for the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015	Change
Net cash provided by operating activities	$291	$351	$(60)
Net cash used in investing activities	(75)	(205)	130
Net cash provided by (used in) financing activities	121	(472)	593
Effect of exchange rate changes on cash and cash equivalents	4	(38)	42
Change in cash and cash equivalents	$341	$(364)	$705
Cash flows from operations decreased $60 million, primarily due to:

•	Lower income;

•	A special pension plan contribution of $37 million to the U.K. pension plan; and

•	Payments associated with the launch of the enterprise business platform and new advertising campaign; partially offset by:

•	Lower employee-related costs and interest payments.
Cash flows from investing activities improved by $130 million, primarily due to:

•	A decrease of $349 million in acquisitions;

•	An increase of $60 million in net maturities of investments;

•	An increase in reserve deposits of $27 million;

•	Lower capital expenditures of $15 million, partially offset by:

•	Proceeds of $292 million from the sale of Imagitas in 2015; and

•	Lower proceeds from asset sales of $21 million.
Cash flows from financing activities improved by $593 million, primarily due to:

•	Higher net borrowings of $688 million (we increased total debt by $434 million in 2016 compared to a net debt reduction of $254 million in 2015); partially offset by:

•	Higher share repurchases of $97 million.

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
At September 30, 2016, there were no outstanding commercial paper borrowings. During the third quarter of 2016, the average daily amount of outstanding commercial paper borrowings was $305 million at a weighted-average interest rate of 1.01% and the maximum amount outstanding at any time during the quarter was $409 million.
In September 2016, we issued $600 million of 3.375% fixed-rate notes due in October 2021. Interest is payable semi-annually. The notes mature in October 2021, but may be redeemed, at our option, in whole or in part, at any time or from time to time at a par plus accrued and unpaid interest. We used a portion of these proceeds to repay commercial paper and used the remaining proceeds to redeem the PBIH Preferred Stock on November 1, 2016 (see Note 12 to the Condensed Consolidated Financial Statements).

In January 2016, we borrowed $300 million under a term loan agreement and applied the proceeds to the repayment of the $371 million, 4.75% notes due January 2016. The new term loans bear interest at the applicable Eurodollar Rate plus 1.25% and mature in December 2020. The effective interest rate of these loans for the third quarter was 1.95%. In September 2016, we entered into an interest rate swap with a notional amount of $300 million to mitigate the interest rate risk associated with these variable-rate term loans. Under the terms of the swap agreement, we pay fixed-rate interest of 0.8826% and receive variable-rate interest based on 1-month LIBOR. The variable rate resets monthly.

In March 2016, we satisfied certain employment obligations stipulated in the State of Connecticut Department of Economic and Community Development loan (issued in 2014), and under the terms of the loan, $10 million was forgiven.

Dividends and Share Repurchases
Through the nine months ended September 30, 2016, we paid dividends to our stockholders of $106 million. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends.
During 2016, we spent $197 million to repurchase our common shares.

Off-Balance Sheet Arrangements
At September 30, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations or liquidity.

Critical Accounting Estimates
Finance Receivables and Allowance for Credit Losses
Finance receivables are composed of sales-type lease receivables and unsecured revolving loan receivables. We provide an allowance for probable credit losses based on historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a client's ability to pay, prevailing economic conditions and our ability to manage the collateral. At September 30, 2016 gross finance receivables aged greater than 90 days have grown since the implementation of our enterprise business platform in the second quarter of 2016. We believe the majority of the increased delinquency is administrative in nature and the result of a change in our billing format and new process under our new enterprise business platform. The billing format under our new platform is different and clients are in the process of transitioning and understanding the new format and thus have not made payments timely. These accounts are considered delinquent in our analysis, but we continue to expect that payment in full will be received. The aging as disclosed in Note 5 of the condensed consolidated financial statements represents full contract value while only a small portion (approximately 25%) has been billed and recognized in income as of September 30, 2016.
The quality of the portfolio has not changed. Our loan portfolio delinquency has remained fairly constant when compared to loan delinquency in our legacy platform and there has been no significant changes in customers within the portfolio. Also, we use a third party to credit score our lease and loan portfolios. The credit quality of our portfolio as determined by this third party has shown no signs of deterioration suggesting that the increase in delinquency is not a result of our customer's ability to pay, but instead is a result of changes to invoice format and presentation. Accordingly, we do not believe that an increase in the allowance for credit losses as a result of the increase in delinquencies is necessary.
Goodwill
Based on the year-to-date operating results of our Software Solutions reporting unit, we performed a goodwill impairment test to access the adequacy of the carrying value of goodwill. As a result of our test, we determined that the estimated fair value of the reporting unit exceeded its carrying value by 15%. The assumptions used to estimate fair value were based on projections incorporated in our current operating plans as well as other available information. By their nature, projections are uncertain. Potential events and circumstances, such as declining revenue, loss of client contracts and inability to acquire new clients could have an adverse effect on our assumptions.
The goodwill balance related to the software reporting unit at September 30, 2016 was $678 million. We will continue to monitor and evaluate the carrying value of goodwill for this reporting unit, and should facts and circumstances change, a non-cash impairment charge could be recorded in the future. We will also perform our annual goodwill impairment testing for all reporting units during the fourth quarter.

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
Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal control over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act. In addition, no changes in internal control over financial reporting occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of September 30, 2016.
We are implementing an Enterprise Resource Planning ("ERP") system on a worldwide basis, which is expected to improve the efficiency of our supply chain and financial transaction processes. The implementation is expected to occur in phases extending through 2017. The implementation of a worldwide ERP system will likely affect the processes and related controls that constitute our internal control over financial reporting and will require testing for effectiveness. During the second quarter of 2016, we implemented the ERP system in the U.S. after having implemented in Canada during the fourth quarter 2015.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 13 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2015 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. In February 2016, we received authorization from the Board of Directors to repurchase an additional $150 million of our common stock. The following table provides information about our purchases of our common stock during the three months ended September 30, 2016:

	Total Number of shares purchased	Average price paid per share	Total Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may be purchased under the plans or programs (in thousands)
Beginning balance				$23,513
July 1, 2016 - July 31, 2016	144,734	$17.21	144,734	$21,022
August 1, 2016 - August 31, 2016	—	—	—	$21,022
September 1, 2016 - September 30, 2016	—	—	—	$21,022
	144,734	$17.21	144,734
Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
12	Computation of ratio of earnings to fixed charges	12
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	November 7, 2016

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