Form 10-K
period 2016-12-31
PITNEY BOWES INC /DE/
filed 2017-02-22
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016    Commission file number: 1-3579
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2016, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $3.3 billion based on the closing sale price as reported on the New York Stock Exchange.
Number of shares of common stock, $1 par value, outstanding as of close of business on February 17, 2017: 186,399,332 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission (the Commission) no later than 120 days after our fiscal year end and to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 8, 2017, are incorporated by reference in Part III of this Form 10-K.

PITNEY BOWES INC.

PART I

Forward-Looking Statements
This Annual Report on Form 10-K (Annual Report) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as "estimate," "target," "project," "plan," "believe," "expect," "anticipate," "intend" and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	competitive factors, including pricing pressures, technological developments and introduction of new products and services by competitors

•	our ability to fully utilize the new enterprise business platform in the United States and successfully implement it internationally without significant disruptions to existing operations

•
our success in developing new products and services, including digital-based products and services, obtaining regulatory approval if required, and the market’s acceptance of these new products and services

•	the success of our investment in rebranding the company to build market awareness and create new demand for our products, services and solutions

•	changes in postal or banking regulations

•	macroeconomic factors, including global and regional business conditions that adversely impact customer demand and foreign currency exchange rates

•	capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs

•	changes in interest rates and fuel prices

•	the continued availability and security of key information systems and the cost to comply with information security requirements and privacy laws

•	a breach of security, including a cyberattack or other comparable event

•	third-party suppliers' ability to provide product components, assemblies or inventories

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	the loss of some of our larger clients in the Global Ecommerce segment

•	integrating newly acquired businesses including operations and product and service offerings

•	intellectual property infringement claims

•	our success at managing customer credit risk

•	significant changes in pension, health care and retiree medical costs

•	income tax adjustments or other regulatory levies for prior audit years and changes in tax laws, rulings or regulations

•	a disruption of our businesses due to changes in international or national political conditions, including the use of the mail for transmitting harmful biological agents or other terrorist attacks

•	acts of nature

Risks are more fully described under Item 1A. "Risk Factors" in this Annual Report.

ITEM 1. BUSINESS

General
Pitney Bowes Inc. (we, us, our, or the company), was incorporated in the state of Delaware in 1920. We are a global technology company offering innovative products and solutions that help our clients navigate the complex world of commerce. We offer customer information management, location intelligence and customer engagement products and solutions to help our clients market to their customers, and shipping, mailing, and cross border ecommerce products and solutions that enable the sending of parcels and packages across the globe. Clients around the world rely on our products, solutions and services. For more information about us, our products, services and solutions, visit www.pb.com.

Our Strategy and Business Segments
Our business is organized around three distinct sets of solutions -- Small and Medium Business Solutions (SMB), Enterprise Business Solutions and Digital Commerce Solutions (DCS).

Small and Medium Business Solutions
We are a global leader in providing a full range of equipment, software, supplies and services that enable our clients to efficiently create physical and digital mail, evidence postage and print shipping labels for the sending of mail, flats and parcels. We segment the SMB Solutions group between our North America operations, comprising the U.S. and Canadian businesses, and our International operations, comprising all other SMB businesses globally. We are a leading provider of mailing systems globally with about 1.2 million meters installed worldwide. We are also continuing to expand our business to include online offerings without a hardware component. This business is characterized by a high level of recurring revenue driven by rental, lease and loan arrangements, contract support services and supplies sales.

Enterprise Business Solutions
Our Enterprise Business Solutions group includes equipment and services that enable large enterprises to process inbound and outbound mail. The Enterprise Business Solutions group includes our Production Mail operations and Presort Services operations.

Production Mail
Our product and service offerings enable clients to integrate all areas of print and mail into an end-to-end production environment from message creation to dispatch while realizing cost savings on postage. The core products within this segment include high-speed, high-volume inserting equipment, customized sortation products for mail and parcels and high-speed digital color printing systems that create high-value, relevant and timely communications targeted to our clients' customers. In 2017, we expect to expand our cloud connectivity solutions currently available for our inserter equipment into our print and sortation machines.

Presort Services
We are a national outsource provider of mail presort services for First-Class, Standard, flat and parcels in the U.S. and a workshare partner of the United States Postal Service (USPS). Our Presort Services network and fully-customized proprietary technology provides our clients with end-to-end solutions from pick up at their location to delivery into the postal system network. We process approximately 15 billion pieces of mail annually through our network of operating centers throughout the Unites States and are able to expedite mail delivery and optimize postage savings for our clients. In 2016, we began offering sortation services for parcel mail and expect to expand this offering in 2017.

Digital Commerce Solutions
Within the Digital Commerce Solutions group, we provide a broad range of solutions, including customer information management, location intelligence, customer engagement software and shipping management and cross border ecommerce solutions for businesses of all sizes. These solutions are delivered as traditional software licenses, enterprise platforms, software-as-a-service (SaaS) or on-demand applications. Our Digital Commerce Solutions group includes Software Solutions and Global Ecommerce.

Software Solutions
Customer information management solutions help businesses harness and develop a deep and broad understanding of their customers and their context, such as location, relationships, propensity, sentiment and influence. The trusted data and associated insights allow our clients to deliver a personalized customer experience across multiple channels, manage risk and compliance, and improve sales, marketing and service effectiveness. We are one of the market leaders in the data quality segment. Large corporations and government agencies rely on our products in complex, high-volume, transactional environments to support their business processes.

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

Global Ecommerce
Global Ecommerce includes our cross-border ecommerce solutions and retail and warehouse shipping management solutions. Global Ecommerce provides a full suite of domestic and cross-border solutions that help businesses of all sizes conduct commerce and participate in the parcel journey from “Anywhere to Everywhere™.” It is our technology, services and industry expertise that have made us an industry leader in global commerce. We offer a unified commerce platform of capabilities for cross-border, marketplaces and shipping that center around the consumer. With our proprietary technology, we are able to manage all aspects of the international shopping and shipping experience, including multi-currency pricing, payment processing, fraud management, calculation of fully landed costs by quoting duty, taxes and shipping at checkout, compliance with product restrictions, export complexities and documentation requirements for customs clearance and brokerage and global logistics services. Our cross-border ecommerce software platforms are currently utilized by direct merchants as well as a major online marketplace enabling millions of parcels to be shipped to countries and territories worldwide. Our platform also connects retailers to marketplaces around the world, opening new markets and expanding existing markets for their goods.
Our shipping management solutions enable clients to reduce transportation and logistics costs, to select the best carrier based on need and cost, to improve delivery times and to track packages in real-time. Our Shipping API technology, an integral part of the Pitney Bowes Commerce Cloud, provides easy access to shipping and tracking services that can be easily integrated into any web application such as online shopping carts or ecommerce sites. We also offer scalable shipping solutions that can be integrated into mail centers for the office market.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements for additional segment and geographic information.

Client Service
We have a client care service organization that provides telephone, online and on-site support to diagnose and repair our increasingly complex mailing equipment, production printers and sophisticated software solutions. Most of our support services are provided under annual contracts.

Sales and Marketing
We market our products and services through a direct and inside sales force, direct mailings, telemarketing, independent dealers and distributors and web channels. We sell to a variety of business, governmental, institutional and other organizations, and in our Ecommerce business only, we also sell to consumers. We have a broad base of clients and are not dependent upon any one client or type of client for a significant part of our total revenue.

We have made, and are continuing to make significant investments in the rebranding of the company. These investments include marketing and advertising designed to build market awareness and client demand for our products and services, and enhance our operational and go-to-market changes, including how we sell to and service clients.

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

Through our wholly owned subsidiary, The Pitney Bowes Bank (the Bank), we offer a revolving credit solution to our clients in the United States that enables them to pay for postage, the rental of certain mailing equipment and purchase products, supplies and services. The Bank also provides an interest-bearing deposit solution to those clients in the United States who prefer to prepay postage. We also provide similar revolving credit solutions to our clients in Canada and the U.K. but do not offer these through the Bank. Our financing operations face competition, in varying degrees, from large, diversified financial institutions, including leasing companies, commercial finance companies and commercial banks, as well as small, specialized firms. Not all our competitors are able to offer these financing and payment solutions to their customers and we believe these solutions differentiate us from our competitors and are a source of competitive advantage. The Bank is chartered as an Industrial Bank under the laws of the State of Utah, and regulated by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions.

Production Mail
We face competition from other companies that offer large production printers, inserters or sorters. We also face competition from the fact that some companies choose to outsource although those outsource providers can also be our customers. Our primary competitive advantage lies in our ability to offer all of these products and services and integrate them into an end-to-end solution. The principal competitive factors include functionality, reliability, productivity, price and support.

Presort Services
We face competition from regional and local presort providers and service bureaus that offer presort solutions as part of a larger bundle of outsourcing services, and large entities that have the capability to presort their own mailings in-house. The principal competitive factors include innovative service, delivery speed, industry expertise and economies of scale. Our competitive advantage includes our extensive network of presort facilities capable of processing significant volumes of mail and our innovative and proprietary technology that enables us to provide our clients with reliable and accurate services at maximum discounts.

Software Solutions
We operate in several highly competitive and rapidly evolving markets and face competition ranging from large global companies that offer a broad suite of solutions to smaller, more narrowly-focused companies that can design very targeted solutions. The principal competitive factors include reliability, functionality, ease of integration and use, scalability, innovation, support services and price. We compete based on the accuracy and processing speed of our solutions, particularly those used in our location intelligence solutions, the breadth and scalability of our products and solutions, our geocoding and reverse geocoding capabilities, and our ability to identify rapidly changing customer needs and develop technologies and solutions to meet these changing needs.

Global Ecommerce
The market for international ecommerce software and fulfillment services is highly fragmented and includes competitors of various sizes, including companies with greater financial resources than us. Some of these competitors specialize in point solutions or freight forwarding services, are full-service ecommerce business process outsourcers and online marketplaces with international logistic support, or major global delivery services companies. The principal competitive factors include reliability, functionality, ease of integration and use, scalability of our platform and our logistics services, innovation, support services and price. We compete based on the accuracy, reliability and scalability of our platform, and our ability to provide our clients and their customers a one-stop full-service cross border ecommerce experience. In our shipping solutions business, we compete with a wide range of technology providers who help make shipping easier and more cost-effective for the retailer, warehouse, or office shipper. There are established players in the marketplace who are set-up to compete against their client base. The remainder of the shipping market is very fragmented with many small companies offering negotiated carrier rates (primarily with the USPS).  The principal competitive factors include technology stability and reliability, innovation, access to preferred shipping rates, and ease of integration with existing systems.

Financing Solutions
We offer a variety of finance and payment solutions to clients to finance their equipment and product purchases, rental and lease payments, postage replenishment and supplies purchases. As our other product and service offerings evolve, we continually evaluate whether there are appropriate financing solutions for us to offer our clients. We establish credit approval limits and procedures based on the credit quality of the client and the type of product or service provided to control risk in extending credit to clients. In addition, we utilize a systematic decision program for certain leases. This program is designed to facilitate low dollar transactions by utilizing historical payment patterns and losses realized for clients with common credit characteristics. The program defines the criteria under which we will accept a client without performing a more detailed credit investigation, such as maximum equipment cost, a client's time in business and payment experience.
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

Research, Development and Intellectual Property
We invest in research and development programs to develop new products and solutions, enhance the effectiveness and functionality of existing products and solutions and deliver high value technology, innovative software and differentiated services in high value segments of the market. As a result of our research and development efforts, we have been awarded a number of patents with respect to several of our existing and planned products. The continued evolution of patent law and the nature of our innovation work may affect the number of patents we are able to receive for our internal development efforts. However, our businesses are not materially dependent on any one patent or license or group of related patents or licenses. Research and development expenditures were $121 million in 2016 and $110 million, in both 2015 and 2014.

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

Regulatory Matters
We are subject to the regulations of postal authorities worldwide related to product specifications and business practices involving our postage meters. We are further subject to the regulations of the Utah Department of Financial Institutions and the FDIC with respect to the operations of the Bank and certain company affiliates that provide services to the Bank. We are also subject to the regulations of transportation, customs and other trade authorities worldwide related to the cross-border shipment of equipment, materials and parcels. In addition, we are subject to regulations worldwide concerning data privacy and security for our businesses that use, process and store certain personal, confidential or proprietary data.

Employees and Employee Relations
At December 31, 2016, we have approximately 14,200 employees worldwide. We believe that we maintain strong relationships with our employees. Management keeps employees informed of decisions and encourages and implements employee suggestions whenever practicable.

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

Executive Officers of the Registrant
Our executive officers are as follows:

Name	Age	Title	Executive Officer Since
Marc B. Lautenbach	55	President and Chief Executive Officer	2012
Daniel J. Goldstein	55	Executive Vice President and Chief Legal Officer and Corporate Secretary	2010
Robert Guidotti	59	Executive Vice President and President, Software Solutions	2016
Abby F. Kohnstamm	63	Executive Vice President and Chief Marketing Officer	2013
Michael Monahan	56	Executive Vice President and Chief Operating Officer	2005
Roger J. Pilc	49	Executive Vice President and Chief Innovation Officer	2013
Mark L. Shearer	60	Executive Vice President and President, Pitney Bowes SMB Mailing Solutions	2013
Lila Snyder	44	Executive Vice President and President, Global Ecommerce	2016
Christoph Stehmann	54	Executive Vice President and President, Enterprise Solutions Group	2016
Stanley J. Sutula III	51	Executive Vice President and Chief Financial Officer (1)	2017
Johnna G. Torsone	66	Executive Vice President and Chief Human Resources Officer	1993
(1) Effective February 1, 2017, Mr. Sutula assumed the responsibilities of Executive Vice President and Chief Financial Officer. Prior to that date, Mr. Monahan had the responsibilities of Chief Financial Officer.
There are no family relationships among the above officers. All of the officers have served in various executive positions with the company for at least the past five years except as described below:

Mr. Lautenbach was appointed President and Chief Executive Officer of the company in December 2012. Before joining Pitney Bowes, Mr. Lautenbach held numerous positions during his career at IBM, which he joined in 1985. His leadership roles at IBM included serving as Vice President Small and Medium Business in Asia Pacific from 1998-2000, General Manager of IBM Global Small and Medium Business from 2000-2005, General Manager of IBM North America from 2005-2010, and Managing Partner, North America, for IBM Global Business Services from 2010-2012.

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

Mr. Sutula joined the company as Executive Vice President and Chief Financial Officer in February 2017. Prior to joining the company, Mr. Sutula was employed at IBM for 28 years where he held several leadership positions in the United States and in Europe. Most recently, Mr. Sutula was Vice President and Controller.

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
If we are unable to protect our information technology systems against service interruptions, misappropriation of data, or breaches of security resulting from cyberattacks or other events, or we encounter other unforeseen difficulties in the operation of our information technology systems, our operations could be disrupted, our reputation may be harmed and we could be subject to legal liability or regulatory enforcement action.
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
Our ability to fund these activities is dependent, in part, upon our ability to borrow and the cost of borrowing in U.S. capital markets. This ability and the cost, in turn, is dependent upon our credit ratings and is subject to capital market volatility. Credit rating downgrades, an increase in our credit default swap spread, material capital market disruptions, significant withdrawals by depositors at the Bank, adverse changes to our industrial loan charter or a significant decline in cash flow could impact our ability to provide competitive finance offerings to our clients and fund other financing activities, which in turn, could adversely affect our revenue, profitability and financial condition.
The international nature of our Global Ecommerce business subjects us to increased customs and regulatory risks from cross-border transactions, and fluctuations in foreign currency exchange rates. Further, the loss of any of our largest clients in our Global Ecommerce segment could have a material adverse effect on the segment.
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
The operating results of, and sales generated from, many of our clients’ internationally focused websites running on our platform are exposed to foreign exchange rate fluctuations. Currently, our platforms are located in the United States, the United Kingdom and Australia and a majority of consumers making purchases through these platforms are in a limited number of foreign countries. A strengthening of the U.S. Dollar or British Pound relative to currencies in the countries where we do the most business impacts our ability to compete internationally as the cost of similar international products improves relative to the cost of U.S. and U.K. retailers' products. A strong U.S. Dollar or British Pound would likely result in a decrease in international sales volumes, which would adversely affect the segment's revenue and profitability.
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
Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economies, political environments and fluctuating foreign currencies.
A portion of our revenue is generated from operations outside the United States. Our future revenues, costs and results of operations could be affected by changes in foreign currency exchange rates as well as by a number of other factors, including changes in economic conditions from country to country, changes in a country's political conditions, trade protection measures, licensing requirements, local tax issues, capitalization and other related legal matters. We generally hedge foreign currency denominated transactions primarily through the use of currency derivative contracts. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. We do not hedge the translation effect of international revenues and expenses, which are denominated in currencies other than our U.S. parent functional currency.
Our inability to obtain and protect our intellectual property and defend against claims of infringement by others may negatively impact our operating results.
Our business success depends in part upon protecting our intellectual property rights, including proprietary technology developed or obtained through acquisitions. We rely on copyrights, patents, trademarks and trade secrets and other intellectual property laws to establish and protect our proprietary rights. If we are unable to protect our intellectual property rights, our competitive position may suffer which could adversely affect our revenue and profitability. The continued evolution of patent law and the nature of our innovation work may affect the number of patents we are able to receive for our internal development efforts.
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
We have a significant number of contracts with governmental entities. Government contracts are subject to extensive and complex procurement laws and regulations, along with regular audits and investigations by government agencies. If one or more government agencies discovers instances of contractual noncompliance in the course of an audit or investigation, we may be subject to various civil or criminal penalties and administrative sanctions, which could include the termination of the contract, reimbursement of payments received, fines and debarment from doing business with one or more governments. Any of these events could not only affect us financially, but also adversely affect our brand and reputation.
We may not realize the anticipated benefits from our implementation of a new enterprise business platform, and the transition to the new enterprise business platform may not be uninterrupted or error-free.
We have made significant investments in the development and implementation of a new enterprise business platform that is expected to provide operating cost savings through the elimination of redundant systems and strategic efficiencies through the use of a standardized, integrated system. We implemented this platform for our Canadian operations in the fourth quarter of 2015, and completed the implementation of this system for our U.S. operations in the second quarter of 2016. We experienced temporary sales productivity and business disruptions from the implementations in Canada and the United States; however, material disruptions are not expected going forward.
We may not realize the anticipated benefits of strategic acquisitions and divestitures, which may harm our financial results.
As we look for opportunities to invest in strategic initiatives to drive revenue growth and market share gains while maintaining a leadership role in the mailing industry, we may make strategic acquisitions or divest certain businesses. These acquisitions and divestitures may involve significant risks and uncertainties, which could have an adverse effect on our operating results, including:

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
Our brand strategy and identity are important to our global business transformation. Our phased roll-out of the new branding through advertising campaigns is integrated into the way we sell and service clients and acquire new clients, including sales collateral and the digital experience of getting information, service performance and transacting on our website. These factors are important to maintaining acceptance of our products and services by our existing clients and achieving increased acceptance with new clients. We expect continued spending in brand development and marketing promotion activities and if this increased spending does not result in increased revenue sufficient to offset these expenses, our profitability could be adversely affected.
Our operational costs could increase from changes in environmental regulations, or we could be subject to significant liabilities.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own or lease numerous facilities worldwide, which house general offices, including our corporate headquarters located in Stamford, Connecticut, sales offices, service locations, data centers and call centers. We conduct research and development, manufacturing and assembly, product management, information technology and many other activities at our Global Technology Center located in Danbury, Connecticut. Our other primary research and development facilities are located in Noida and Pune, India. Management believes that our facilities are well maintained, are in good operating condition and are suitable and adequate for our current business needs.

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

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol "PBI" and is principally traded on the New York Stock Exchange (NYSE). At January 31, 2017, we had 16,276 common stockholders of record. The following table sets forth the high and low sales prices, as reported on the NYSE, and the cash dividends paid per share of common stock, for the periods indicated.

	Stock Price		Dividend Per Share
	High	Low
2016
First Quarter	$21.60	$16.24	$0.1875
Second Quarter	$21.81	$16.28	0.1875
Third Quarter	$19.33	$16.88	0.1875
Fourth Quarter	$18.20	$14.22	0.1875
			$0.75
2015
First Quarter	$24.60	$21.15	$0.1875
Second Quarter	$23.93	$20.79	0.1875
Third Quarter	$21.64	$18.59	0.1875
Fourth Quarter	$21.76	$19.12	0.1875
			$0.75

Share Repurchases
We may periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes. For the full year 2016, we repurchased 10,454,835 shares of our common stock at an average share price of $18.51. During the fourth quarter of 2016 we did not repurchase any shares of our common stock. We have remaining Board authorization to repurchase up to $21 million of our common stock.

Stock Performance Graph
We revised our peer group from last year to exclude companies that were no longer a strong fit from a business perspective and included companies that are better aligned with our diverse business portfolio.

The new peer group is comprised of: Alliance Data Systems Corporation, Deluxe Corporation, Diebold, Incorporated, EchoStar Corp., Fidelity National Information Services, Inc., Fiserv, Inc., NCR Corp., NetApp Inc., Pitney Bowes Inc., R.R. Donnelley & Sons Company, Rockwell Automation Inc., Teradata Corp., Unisys Corporation, The Western Union Company and Xerox Corporation.

The old peer group was comprised of: Alliance Data Systems Corporation, Diebold, Incorporated, DST Systems Inc., EchoStar Corp., Fidelity National Information Services, Inc., Fiserv, Inc., Harris Corporation, Iron Mountain Inc., Lexmark International Inc., NCR Corp., Pitney Bowes Inc., R.R. Donnelley & Sons Company, Rockwell Automation Inc., Unisys Corporation, The Western Union Company and Xerox Corporation.

The accompanying graph shows the annual change in the value of a $100 investment in Pitney Bowes Inc., the Standard and Poor's (S&P) 500 Composite Index, the new peer group and the old peer group over a five-year period assuming the reinvestment of dividends. On a total return basis, a $100 investment on December 31, 2011 in Pitney Bowes Inc., the S&P 500 Composite Index, the old peer group and the new peer group would have been worth $108, $198, $207, and $175, respectively, on December 31, 2016.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
Total revenue	$3,406,575	$3,578,060	$3,821,504	$3,791,335	$3,823,713

Amounts attributable to common stockholders:
Net income from continuing operations	$95,506	$402,672	$300,006	$287,612	$379,107
(Loss) income from discontinued operations	(2,701)	5,271	33,749	(144,777)	66,056
Net income - Pitney Bowes Inc.	$92,805	$407,943	$333,755	$142,835	$445,163

Basic earnings per share attributable to common stockholders (1):
Continuing operations	$0.51	$2.01	$1.49	$1.43	$1.89
Discontinued operations	(0.01)	0.03	0.17	(0.72)	0.33
Net income - Pitney Bowes Inc.	$0.49	$2.04	$1.65	$0.71	$2.22

Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$0.51	$2.00	$1.47	$1.42	$1.88
Discontinued operations	(0.01)	0.03	0.17	(0.71)	0.33
Net income - Pitney Bowes Inc.	$0.49	$2.03	$1.64	$0.70	$2.21

Cash dividends paid per share of common stock	$0.75	$0.75	$0.75	$0.94	$1.50

Balance sheet data:
	December 31,
	2016	2015	2014	2013	2012
Total assets (2)	$5,837,133	$6,123,132	$6,476,599	$6,754,371	$7,846,867
Long-term debt (2)	$2,750,405	$2,489,583	$2,904,024	$3,323,231	$3,629,349
Total debt (2)	$3,364,890	$2,950,668	$3,228,903	$3,323,231	$4,004,349
Noncontrolling interests (Preferred stockholders' equity in subsidiaries)	$—	$296,370	$296,370	$296,370	$296,370

(1)	The sum of earnings per share may not equal the totals due to rounding.
(2) Certain prior year amounts have been revised to conform to current year presentation.

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
Overview
During 2016, we continued to execute on our strategic priorities to stabilize and reinvent our mail business, drive operational excellence and grow our business through digital commerce. We made acquisitions in our strategic businesses and exited certain markets (Market Exits) as part of our initiative to simplify our geographic footprint. We launched an advertising campaign to reintroduce the Pitney Bowes brand and continued to introduce new products including the Pitney Bowes Commerce Cloud, which helps our clients identify customers, locate new sales opportunities, communicate with their existing and prospective customers, power shipping globally and manage payments for mailing and shipping. Additionally, we continued to build our partner channels particularly in the software business.
During the year, we deployed our new enterprise business platform in the United States, which is one of the productivity initiatives to drive operational excellence. As a result of the conversion process and required sales and support training, we experienced reduced productivity and lost sales, which adversely impacted equipment sales and stream revenues.
Financial Highlights
Revenue -2016 compared to 2015
Revenue for 2016 decreased 5% to $3,407 million compared to $3,578 million in 2015. Of this decrease, 1% is attributable to foreign currency translation and 1% to Market Exits.

•
Equipment sales declined 3%, supplies revenues declined 9%, software revenue declined 10%, rentals revenue declined 7%, financing income declined 11% and support services revenue declined 8%. Business services revenue increased 3%, partially offsetting these declines.

•
Within SMB, North America Mailing revenue was down 6% and International Mailing revenue was down 9%. In total, SMB revenue decreased 7% on a reported basis and 6% excluding the impacts of foreign currency translation and Market Exists.

•
Within Enterprise Business Solutions, Production Mail revenue decreased 4% and Presort revenue was flat. In total, Enterprise Business Solutions revenue decreased 2% on a reported basis and was flat excluding the impacts of foreign currency translation and Market Exists.

•
Within DCS, Global Ecommerce revenue increased 18%, but was partially offset by a 10% decrease in Software Solutions revenue. In total, DCS revenue increased 4% on a reported basis and 6% excluding the impacts of foreign currency translation.

Net Income
Net income and diluted earnings per share from continuing operations for 2016 were $93 million and $0.49, respectively, compared to $408 million and $2.03, respectively, for 2015. The decrease in net income was primarily due to the $111 million gain on the sale of Imagitas in 2015, and a $171 million goodwill impairment charge related to our Software Solutions reporting unit, lower revenue and gross margin, and higher restructuring and asset impairment charges, partially offset by lower selling, general and administrative expenses in 2016.

Cash Flows
Cash and cash equivalents at December 31, 2016 increased $124 million compared to December 31, 2015. Sources and uses of cash include:
Sources:

•	Generated cash from operations of $491 million;

•	Increased net long-term borrowings by $524 million;

•	Cash from investment activities of $75 million; and

•	Received $18 million for the sale of assets;

Uses:

•	Redeemed preferred stock of subsidiary for $300 million;

•	Spent $197 million to repurchase our common stock;

•	Spent $161 million on capital expenditures;

•	Paid dividends of $141 million to our common stockholders and $19 million to noncontrolling interests;

•	Repaid $90 million of commercial paper borrowings; and

•	Acquired Enroute and Maponics for an aggregate $38 million.
Outlook
We anticipate that the introduction of new products and digital capabilities, the implementation of the new enterprise business platform, and incremental marketing will continue to provide long term benefits. We expect to see on-going cost-savings through the benefits of our restructuring actions and our new enterprise business platform. This will be offset, in part, by the normalization of variable compensation compared to 2016.
Within SMB Solutions, we anticipate that the introduction of new solutions and digital capabilities, particularly those included in the Pitney Bowes Commerce Cloud, will help further stabilize revenue over the long-term. In addition we plan to introduce technology upgrades to our meters later in 2017. We do not anticipate further significant disruption in sales productivity from the implementation of our enterprise platform, and expect to continue realizing the benefits from this platform. Internationally, we anticipate further stabilizing financial results from cost savings initiatives and rationalization of our geographic footprint.
Within Enterprise Business Solutions, we anticipate revenue and profitability growth in Presort Services due to network expansion and the January 2017 USPS rate change, which creates a greater incentive for high volume mailers to leverage our solutions. We expect that Production Mail revenue growth will continue to be challenged by consolidation and outsourcing pressures on services revenue.
Within DCS, we continue to build our partner channel in Software Solutions by adding new regional systems integrators and location intelligence partners. We continue to invest in expanding the indirect channel and training partner sales and technical resources. Although it takes time for a partner program to add significantly to our revenue, we do anticipate additional revenue from our partner channel in 2017. We continue to focus on improving direct sales effectiveness to grow the license revenue pipeline and have made changes to the sales organization structure to expedite this improvement. We anticipate continued growth in our ecommerce business with our existing marketplace sites (sites where multiple sellers sell) and individual retail clients, new client acquisition and expanded service offerings. A strong U.S. dollar could continue to affect demand for U.S. goods sold to customers in other countries, but such an impact could continue to be mitigated by the effects of a weakened British Pound on sales of U.K. goods to customers in other countries. We continue to expand and globalize our cross-border ecommerce offerings, including the successful launch of our cross-border platform for Australian retail clients, which diversifies the business and helps to mitigate foreign currency risk.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Revenue			% change
	Years Ended December 31,			Actual		Constant Currency
	2016	2015	2014	2016	2015	2016	2015
Equipment sales	$675	$695	$770	(3)%	(10)%	(2)%	(5)%
Supplies	263	288	300	(9)%	(4)%	(7)%	2%
Software	349	386	430	(10)%	(10)%	(7)%	(5)%
Rentals	413	442	485	(7)%	(9)%	(6)%	(6)%
Financing	366	410	433	(11)%	(5)%	(10)%	(2)%
Support services	513	555	625	(8)%	(11)%	(7)%	(7)%
Business services	828	802	779	3%	3%	4%	3%
Total revenue	$3,407	$3,578	$3,822	(5)%	(6)%	(4)%	(3)%

	Cost of Revenue
	Years Ended December 31,
	2016		2015		2014
	$	% of revenue	$	% of revenue	$	% of revenue
Cost of equipment sales	$332	49.1%	$331	47.6%	$366	47.5%
Cost of supplies	81	31.0%	89	30.8%	94	31.2%
Cost of software	106	30.4%	114	29.4%	124	28.8%
Cost of rentals	76	18.4%	84	19.1%	97	20.1%
Financing interest expense	55	15.1%	72	17.5%	78	18.1%
Cost of support services	296	57.7%	323	58.2%	377	60.3%
Cost of business services	569	68.7%	546	68.1%	545	70.0%
Total cost of revenue	$1,515	44.5%	$1,559	43.6%	$1,681	44.0%

The discussion below refers to revenue growth on a constant currency basis to exclude the impact of changes in foreign currency exchange rates since the prior period under comparison.  Constant currency measures are intended to help investors better understand the underlying revenue performance of the business excluding the impacts of shifts in currency exchange rates over the period.  Constant currency is calculated by converting our current quarter reported revenue using the prior year’s exchange rate for the comparable quarter.

Equipment sales
Equipment sales decreased 3% in 2016 compared to 2015. On a constant currency basis, equipment sales decreased 2% primarily due to:

•	3% from lower mailing equipment sales in North America, due in part to sales disruption during the second quarter from the platform cut-over; and

•	1% from Market Exits; partially offset by

•	2% from higher sales in our production mail business, primarily due to higher installations of sorter, inserter and print equipment.
Cost of equipment sales as a percentage of equipment sales revenue increased to 49.1% compared to 47.5% in 2015 primarily due to product mix.

Equipment sales decreased 10% in 2015 compared to 2014. On a constant currency basis, equipment sales decreased 5% primarily due to:

•	3% from international mailing equipment sales primarily due to difficult economic circumstances and productivity disruptions caused by the implementation of our go-to-market strategy in Europe;

•	1% from lower sales of production mail equipment worldwide; and

•	1% from lower sales in North America due to the continuing trend of clients to extend existing leases rather than purchase new equipment.
Cost of equipment sales as a percentage of equipment sales revenue of 47.6% was comparable from 2015 to 2014.

Supplies
Supplies sales decreased 9% in 2016 compared to 2015. On a constant currency basis, supplies revenue decreased 7% primarily due to:

•	4% from lower North America mailing supplies sales;

•	1% from lower international mailing supplies, primarily in the U.K. and France;

•	1% from lower sales in our production mail business; and

•	1% from Market Exits.
Cost of supplies as a percentage of supplies revenue increased slightly to 31.0% in 2016 compared to 30.8% in 2015 primarily due to lower revenue and sales productivity issues.

Supplies sales decreased 4% in 2015 compared to 2014, On a constant currency basis, supplies revenue increased 2% primarily due to:

•	1% from our worldwide mailing businesses primarily due to productivity improvements and pricing actions; and

•	1% from higher sales of supplies for production printers.
Cost of supplies as a percentage of supplies revenue improved to 30.8% in 2015 compared to 31.2% in 2014 primarily due to a greater mix of higher margin core supplies.

Software
Software revenue decreased 10% in 2016 compared to 2015. On a constant currency basis, software revenue decreased 7% primarily due to a worldwide decline in licensing revenue. License revenue from our Customer Engagement and our Location Intelligence software offerings declined but were partly offset by growth in the Customer Information Management software license revenue. Cost of software as a percentage of software revenue increased to 30.4% in 2016 compared to 29.4% in 2015 primarily due to the decline in high-margin licensing revenue.

Software revenue decreased 10% in 2015 compared to 2014. On a constant currency basis, software revenue decreased 5% in primarily due to:

•	4% from more significant licensing deals in 2014 compared to 2015; and

•	1% from declines in maintenance, data and services revenue.
Cost of software as a percentage of software revenue increased to 29.4% in 2015 compared to 28.8% in 2014 primarily due to declines in high-margin licensing revenue.

Rentals
Rentals revenue decreased 7% in 2016 compared to 2015 and 9% in 2015 compared to 2014. On a constant currency basis, rentals revenue decreased 6% in both periods. These decreases are primarily due to a reduction in the number of installed meters worldwide and the continuing shift by certain customers to less-featured, lower cost machines.
Cost of rentals as a percentage of rentals revenue improved from 20.1% in 2014 to 19.1% in 2015 and to 18.4% in 2016 primarily due to lower depreciation.

Financing
Financing revenue decreased 11% in 2016 compared to 2015. On a constant currency basis, financing revenue decreased 10% primarily due to lower mailing equipment sales in prior periods, a declining lease portfolio and lower financing fees as a result of proactive waivers to allow clients to adjust to new billing formats and timing of invoices being sent as a result of the platform cutover.

Financing revenue decreased 5% in 2015 compared to 2014. On a constant currency basis, financing revenue decreased 2% as a result of lower equipment sales in prior periods and a declining lease portfolio.

We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio (10:1 in 2015 and 2014) and apply our overall effective interest rate to the average outstanding finance receivables. Finance interest expense decreased 23% in 2016 compared to 2015 primarily due to a decline in our overall effective interest rate and lower average outstanding finance receivables. Finance interest expense decreased 9% in 2015 compared to 2014 primarily due to lower average outstanding finance receivables. Financing interest expense as a percentage of financing revenue was 15.1% in 2016, 17.5% in 2015 and 18.1% in 2014.

Support Services
Support services revenue decreased 8% in 2016 compared to 2015. On a constant currency basis, revenue decreased 7% primarily due to:

•	2% from lower maintenance revenue on production mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment;

•	2% from the worldwide decline in the number of mailing machines in service and shift to less-featured, lower cost machines; and

•	2% from Market Exits.
Cost of support services as a percentage of support services revenue improved to 57.7% in 2016 compared to 58.2% in 2015 primarily due to expense reductions and productivity initiatives.

Support services revenue decreased 11% in 2015 compared to 2014. On a constant currency basis, revenue decreased 7%, primarily due to:

•	5% from lower maintenance contracts on production mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment; and

•	2% from Market Exits.
Cost of support services as a percentage of support services revenue improved to 58.2% in 2015 compared to 60.3% in 2014 primarily due to expense reductions and productivity initiatives.

Business Services
Business services revenue increased 3% in 2016 compared to 2015. On a constant currency basis, revenue increased 4%; however, excluding the revenue in 2015 from our Imagitas business, which was sold in May 2015, business services revenue increased 11% in 2016 compared to 2015 primarily due to:

•
10% from growth in our Ecommerce business from the expansion of our U.S. and U.K. cross-border marketplace business and retail network, including a full year of operations of Borderfree (acquired June 2015); and

•	1% from higher shipping solutions services.
Cost of business services as a percentage of business services revenue increased to 68.7% in 2016 and compared to 68.1% in 2015, primarily due to higher mail processing costs in the presort business.

Business services revenue increased 3% in 2015 compared to 2014. On a constant currency basis, revenue increased 3%. Business Services revenue for 2015 was impacted by the sale of Imagitas in May 2015 and the acquisition of Borderfree in June 2015. Excluding the impacts of these transactions, business services revenue increased 5% primarily due to:

•	4% from additional volumes of packages shipped from our U.K. outbound cross-border service facility; and

•	2% from higher volumes of mail processed in Presort Services.

Cost of business services as a percentage of business services revenue improved to 68.1% in 2015 and compared to 70% in 2014, primarily due to operational efficiencies in Presort Services and higher revenue.

Selling, general and administrative (SG&A)
SG&A expense decreased 6% in 2016 compared to 2015 primarily due to lower salaries and benefits expense from our prior restructuring actions, lower annual variable compensation costs of $36 million, benefits from the new enterprise business platform of $28 million, loan forgiveness income of $10 million (see Note 11 to the Consolidated Financial Statements), a favorable sales tax adjustment of $5 million and other productivity and cost-saving initiatives. SG&A expense in 2015 also included a one-time compensation charge of $10 million related to the acquisition of Borderfree.

SG&A expense decreased 7% in 2015 compared to 2014 despite expenses of $13 million associated with implementation of our enterprise business platform, a one-time compensation charge of $10 million for the accelerated vesting and settlement of Borderfree stock-based compensation awards, additional amortization expense of $9 million related to the acquisition of Borderfree and costs of $5 million related to the exit of certain geographic markets during the fourth quarter of 2015. The overall decrease in SG&A expense is primarily due to our focus on operational excellence and the benefits of productivity and cost-cutting initiatives. Foreign currency translation also reduced SG&A expenses by 4% in 2015.

Restructuring charges and asset impairments, net
Restructuring charges and asset impairments were $63 million in 2016. During the year, we recorded restructuring charges of $48 million related primarily to current year restructuring actions and pension settlement charges due to prior restructuring actions. Asset impairment charges consisted primarily of a loss of $5 million from the sale of a facility and an impairment charge of $4 million related to another facility.

Restructuring charges and asset impairments of $26 million in 2015 consists of restructuring charges of $21 million and a loss of $5 million on the sale of the corporate headquarters building. See Note 10 to the Consolidated Financial Statements for further details.

Goodwill impairment
In 2016, we recorded a non-cash goodwill impairment charge of $171 million associated with our Software Solutions reporting unit. See Critical Accounting Estimates section below for further details.

Other (income) expense, net
Other income, net for 2015 includes the gain on the sale of Imagitas of $111 million, transaction costs of $10 million incurred in connection with the acquisitions of Borderfree and RTC and a charge of $7 million associated with the settlement of a legal matter.
Other expense, net for 2014 includes costs of $62 million incurred in connection with the early redemption of debt offset by $16 million recognized in connection with the divestiture of a partnership investment.
Income taxes
See Note 13 to the Consolidated Financial Statements.

Discontinued operations
Loss from discontinued operations in 2016 was due to an additional expense related to our Management Services business sold in 2013. Income from discontinued operations in 2015 was due to a favorable tax adjustment related to our Document Imaging Solutions business sold in 2014.

Preferred stock dividends of subsidiaries attributable to noncontrolling interests
See Note 14 to the Consolidated Financial Statements.

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

Digital Commerce Solutions:
Software Solutions: Includes the worldwide revenue and related expenses from the licensing of non-equipment-based mailing, customer information engagement, location intelligence and customer engagement solutions and related support services.
Global Ecommerce: Includes the worldwide revenue and related expenses from cross-border ecommerce and shipping solutions.

We determine segment EBIT by deducting the related costs and expenses attributable to the segment from segment revenue. Segment EBIT excludes interest, taxes, general corporate expenses, restructuring charges and other items, which are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides a useful measure of our operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. See Note 2 to the Consolidated Financial Statements for a reconciliation of segment EBIT to net income.
Revenue and EBIT by business segment are presented in the tables below.

	Revenue			% change
	Years Ended December 31,			Actual		Constant Currency
	2016	2015	2014	2016	2015	2016	2015
North America Mailing	$1,343	$1,435	$1,492	(6)%	(4)%	(6)%	(3)%
International Mailing	407	445	572	(9)%	(22)%	(5)%	(10)%
Small & Medium Business Solutions	1,750	1,880	2,064	(7)%	(9)%	(6)%	(5)%
Production Mail	405	421	462	(4)%	(9)%	(3)%	(4)%
Presort Services	476	474	457	—%	4%	—%	4%
Enterprise Business Solutions	881	895	919	(2)%	(3)%	(1)%	—%
Software Solutions	348	386	429	(10)%	(10)%	(7)%	(5)%
Global Ecommerce	429	362	282	18%	29%	20%	30%
Digital Commerce Solutions	777	748	711	4%	5%	6%	9%
Other	—	55	128	(100)%	(57)%	(100)%	(57)%
Total	$3,407	$3,578	$3,822	(5)%	(6)%	(4)%	(3)%

	EBIT
	Years Ended December 31,			% change
	2016	2015	2014	2016	2015
North America Mailing	$575	$647	$642	(11)%	1%
International Mailing	47	51	89	(9)%	(42)%
Small & Medium Business Solutions	622	698	731	(11)%	(5)%
Production Mail	54	48	48	12%	1%
Presort Services	95	105	98	(9)%	7%
Enterprise Business Solutions	149	153	146	(2)%	5%
Software Solutions	30	49	51	(38)%	(5)%
Global Ecommerce	19	19	17	—%	16%
Digital Commerce Solutions	49	68	68	(27)%	—%
Other	—	10	19	(100)%	(45)%
Total	$820	$929	$964	(12)%	(4)%
Small & Medium Business Solutions
North America Mailing
North America Mailing revenue decreased 6% in 2016 compared to 2015 primarily due to:

•
2% from lower financing revenue primarily from declining equipment sales in prior periods and lower fees resulting from proactive waivers to allow clients to adjust to new billing formats and delayed timing of invoices resulting from the platform cutover;

•	1% from lower sales of supplies due to lower demand and sales productivity issues from the platform cutover;

•	1% from lower rentals revenue and 1% from lower support services revenue, primarily reflecting continuing decline in installed meters and shift to less-featured lower-cost machines; and

•	1% from lower equipment sales which were impacted by sales productivity issues from the platform cutover.

EBIT decreased 11% primarily due to the decline in higher margin recurring revenue streams and higher costs due in part to the sales productivity issues from the platform cutover.
North American Mailing revenue decreased 4% in 2015 compared to 2014. On a constant currency basis, revenue decreased 3% primarily due to:

•	2% from declines in rentals revenue and support services revenue due to the continuing decline in installed meters and shift by clients to lower cost, less featured machines; and

•
1% from a decline in equipment sales primarily due to the decline in the first half of the year caused by declining mail volumes and the continuing trend of clients to extend existing leases rather than purchasing new equipment.

Despite the decline in revenue, EBIT increased 1% primarily due to benefits of productivity improvements and cost reduction initiatives and favorable product mix.

International Mailing
International Mailing revenue declined 9% in 2016 compared to 2015. On a constant currency basis, revenue decreased 5% primarily due to:

•	2% from Market Exits; and

•	1% decline in each of rental, supplies and support services revenue streams resulting from the continued decline in installed meters.

EBIT deceased 9% in 2016 compared to 2015, primarily due to the decline in revenue, partially offset by lower costs from cost savings and productivity initiatives. Foreign currency translation had a 4% adverse impact on EBIT.

International Mailing revenue declined 22% in 2015 compared to 2014. On a constant currency basis, revenue decreased 10% primarily due to:

•
7% from difficult economic circumstances in many of our international markets and productivity disruptions caused by the implementation of our go-to-market strategy in certain European markets, particularly in France; and

•	3% from Market Exits.
EBIT decreased 42% in 2015 as compared to 2014, primarily due to the decline in revenue and reduced margins due to productivity disruptions and incremental costs of transitioning the sales organization in France. Foreign currency translation had a 10% adverse impact on EBIT.

Enterprise Business Solutions
Production Mail
Production Mail revenue decreased 4% in 2016 compared to 2015. On a constant currency basis, revenue decreased 3% primarily due to:

•	3% from Market Exits; and

•	3% from lower support services revenue as result of some in-house mailers shifting their mail processing to third-party outsourcers; partially offset by

•	4% from higher equipment sales due to higher installations of sorter, inserter and print equipment.
Despite the decline in revenue, EBIT increased 12% in 2016 compared to 2015 primarily due to service delivery cost management initiatives and lower sales and marketing costs.

Production Mail revenue decreased 9% in 2015 compared to 2014. On a constant currency basis, revenue decreased 4% primarily due to:

•	3% decline in support services revenue of as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment; and

•	1% decline in equipment sales as lower sales in Europe and Asia-Pacific were mostly offset by higher sales in the United States.
Despite the decline in revenue, EBIT increased 1% in 2015 compared to 2014 primarily due to a higher margin product mix and ongoing cost reduction initiatives.

Presort Services
Presort Services revenue was flat in 2016 compared to 2015, on both a reported and constant currency basis, as volume growth was offset by lower revenue per piece of mail from a USPS rate change. EBIT decreased 9% in 2016 compared to 2015 primarily due to lower margins and increased labor costs.
Presort Services revenue increased 4% in 2015 compared to 2014 primarily due to higher volumes of mail processed. EBIT increased 7% in 2015 compared to 2014 primarily due to the increase in revenue and lower transportation costs.

Digital Commerce Solutions
Software
Software revenue decreased 10% in 2016 compared to 2015. On a constant currency basis, revenue decreased 7% primarily due to a worldwide decline in licensing revenue. License revenue from our Customer Engagement and our Location Intelligence software offerings declined but were partly offset by growth in the Customer Information Management software license revenue. EBIT decreased 38% primarily due to the lower high-margin licensing revenue.

Software revenue decreased 10% in 2015 compared to 2014. On a constant currency basis, revenue decreased 5% 2015 primarily due to:

•	4% from more significant licensing deals in 2014 as compared to 2015; and

•	1% from declines in maintenance, data and services revenue.
EBIT decreased 5% primarily as a result of lower high-margin licensing revenue.

Global Ecommerce
Global Ecommerce revenue increased 18% in 2016 compared to 2015. On a constant currency basis, revenue increased 20% primarily due to:

•	23% due to the expansion of our U.S. and U.K. cross-border business and retail network, including the acquisition of Borderfree; partially offset by

•	2% decrease related to a one-time recognition of deferred cross-border delivery fees; and

•	1% from a decline in domestic shipping solutions revenue.

EBIT was flat in 2016 compared to 2015 as higher revenue was offset by $7 million of additional amortization expense from acquisitions, $6 million of deferred cross border delivery fees recognized in 2015 and additional investments in the business. Foreign currency translation had a 6% adverse impact on EBIT.

Global Ecommerce revenue increased 29% in 2015 compared to 2014. On a constant currency basis, revenue increased 30%, primarily due to the acquisition of Borderfree and higher volumes of packages shipped from our U.K. outbound cross-border service facility, which began in the fourth quarter of 2014.

EBIT increased 16% in 2015 compared to 2014 as the incremental revenue and margin from Borderfree and the recognition of $6 million of deferred cross-border delivery fees were partially offset by higher costs from the Borderfree acquisition, including $9 million of additional amortization expense.

Other
Other includes our Marketing Services business which was sold in May 2015.
LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity under our commercial paper program will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends, share repurchases and acquisitions. Cash and cash equivalents and short-term investments were $803 million at December 31, 2016 and $768 million at December 31, 2015. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash and cash equivalents held by our foreign subsidiaries were $475 million and $460 million at December 31, 2016 and December 31, 2015, respectively. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.

Cash Flow Summary
The change in cash and cash equivalents is as follows:

	Years Ended December 31,			Change
	2016	2015	2014	2016	2015
Net cash provided by operating activities	$490	$515	$658	$(25)	$(143)
Net cash used in investing activities	(115)	(303)	(154)	188	(149)
Net cash used in financing activities	(224)	(571)	(312)	347	(259)
Effect of exchange rate changes on cash and cash equivalents	(27)	(44)	(29)	17	(15)
Change in cash and cash equivalents	$124	$(403)	$163	$527	$(566)
Cash flows from operations decreased $25 million in 2016 compared to 2015, primarily due to:

•	Lower income;

•	A special pension plan contribution of $37 million to the U.K. pension plan; and

•	Payments associated with the launch of the enterprise business platform and new advertising campaign; partially offset by

•	Lower employee related costs, income tax and interest payments.

Cash flows from operations decreased $143 million in 2015 compared to 2014, primarily due:

•	Timing of payments of accounts payable and accrued liabilities including, higher employee-related payments, and higher inventory purchases, primarily for parts and supplies in the U.S. and U.K.;

•
Lower collections of accounts receivable due to timing and amounts received in the prior year for transition services in connection with the sale of our Management Services business; partially offset by

•	Lower interest and tax payments.

Cash flows used by investing activities improved by $188 million in 2016 compared to 2015, primarily due to:

•	Lower acquisitions spending of $356 million;

•	Higher cash from investment activities of $142 million;

•	An increase in reserve deposits of $22 million; and

•	Lower capital expenditures of $6 million; partially offset by

•	Proceeds of $292 million from the sale of Imagitas in 2015; and

•	Lower proceeds from asset sales of $34 million.

Cash flows used by investing activities were $149 million higher in 2015 compared to 2014. primarily due to:

•	Aggregate payments of $394 million for acquisitions; and

•	Higher cash used in investment activities of $10 million; partially offset by

•	Higher proceeds from the sale of businesses and other assets of $239 million; and

•	Lower capital expenditures of $17 million.
Cash flows used in financing activities improved $347 million in 2016 compared to 2015, primarily due to:

•	Higher cash flows from debt activity of $709 million as we had a net issuance of debt of $434 million in 2016 compared to a net reduction of debt of $275 million in 2015; partially offset by

•	Redemption of noncontrolling interests for $300 million; and

•	Higher share repurchases of $65 million.

Cash flows used in financing activities increased $259 million in 2015 compared to 2014, primarily due to:

•	Higher net payments to reduce debt of $184 million;

•	Higher stock repurchases of $82 million.

Financings and Capitalization
We are a Well-Known Seasoned Issuer with the SEC, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is an important source of liquidity for us and a committed credit facility of $1.0 billion to support our commercial paper issuances. The credit facility expires in January 2020, and as of December 31, 2016, we have not drawn upon the credit facility.

In 2016, commercial paper borrowings averaged $206 million at a weighted-average interest rate of 1.03% and the maximum amount of commercial paper outstanding at any point in time was $410 million. At December 31, 2016, there were no outstanding commercial paper borrowings. At December 31, 2015, there was $90 million of outstanding commercial paper borrowings with an effective interest rate of 1.1%.

2016 Activity
In January 2016, we borrowed $300 million under a term loan agreement and applied the proceeds to the repayment of the $371 million, 4.75% notes due January 2016. The new term loans bear interest at the applicable Eurodollar Rate plus 1.5% (1.25% at time of issuance) and mature in December 2020. In September 2016, we entered into an interest rate swap with a notional amount of $300 million to mitigate the interest rate risk associated with these variable-rate term loans. Under the terms of the swap agreement, we pay fixed-rate interest of 0.8826% and receive variable-rate interest based on one-month LIBOR. The variable rate resets monthly.

In March 2016, we satisfied certain employment obligations stipulated in the State of Connecticut Department of Economic and Community Development loan (issued in 2014), and under the terms of the loan, $10 million was forgiven. We recorded loan forgiveness income in selling, general and administrative expenses.

In September 2016, we issued $600 million of 3.375% fixed-rate notes due in October 2021. Interest is payable semi-annually and is subject to adjustment from time to time if either Moody's or S&P (or a substitute ratings agency) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the notes. The notes mature in October 2021, but may be redeemed, at our option, in whole or in part, at any time or from time to time at par plus accrued and unpaid interest. The proceeds were used to repay approximately $300 million of outstanding commercial paper and redeem noncontrolling interests for $300 million (see Note 14 to the Consolidated Financial Statements).

2015 Activity
We redeemed the $110 million 5.25% notes due November 2022 at par plus accrued but unpaid interest, repaid the $275 million 5% notes and repaid $130 million of outstanding term loans. We borrowed $150 million under a new term loan that bears interest at the applicable Eurodollar Rate plus .90%. The Eurodollar Rate on the date of funding was 0.59%. The term loan matures in June 2017.

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

Debt Maturities
We have $2 billion of debt maturing within the next five years, including $614 million scheduled to mature in 2017. While we fully expect to be able to fund these maturities with cash or by refinancing through the U.S. capital markets, these obligations could increase our vulnerability to adverse changes in capital market conditions and impact our ability to refinance existing maturities.

Dividends and Share Repurchases
We paid dividends to our common stockholders of $141 million ($0.75 per share), $150 million ($0.75 per share) and $152 million ($0.75 per share) in 2016, 2015 and 2014, respectively. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount of a dividend. There are no material restrictions on our ability to declare dividends.

We purchased $197 million, $150 million and $50 million of our common shares during 2016, 2015 and 2014, respectively. We have remaining Board authorization to repurchase up to $21 million of our common shares.

Contractual Obligations
The following table summarizes our known contractual obligations at December 31, 2016 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due in
	Total	2017	2018-19	2020-21	After 2021
Debt maturities	$3,381	$614	$901	$900	$966
Interest payments on debt (1)	1,155	148	194	150	663
Noncancelable operating lease obligations	189	46	71	33	39
Purchase obligations (2)	145	145	—	—	—
Pension plan contributions (3)	22	22	—	—	—
Retiree medical payments (4)	150	18	34	32	66
Total	$5,042	$993	$1,200	$1,115	$1,734

The amount and period of future payments related to our income tax uncertainties cannot be reliably estimated and are not included in the above table. See Note 13 to the Consolidated Financial Statements for further details.

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

(3)	Represents the amount of contributions we anticipate making to our pension plans during 2017; however, we will assess our funding alternatives as the year progresses.

(4)
Our retiree health benefit plans are nonfunded plans and cash contributions are made each year to cover medical claims costs incurred. The amounts reported in the above table represent our estimate of future benefits payments.

Off-Balance Sheet Arrangements
At December 31, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations or liquidity. See Note 15 to the Consolidated Financial Statements for detailed information about our commitments and contingencies.

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

Revenue recognition - Multiple element arrangements
We derive revenue from multiple sources including sales, rentals, financing and services. Certain transactions are consummated at the same time and can therefore generate revenue from multiple sources. The most common form of these transactions involves a sale or noncancelable lease of equipment, a meter rental and an equipment maintenance agreement. As a result, we are required to determine whether the deliverables in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the delivered elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, customer acceptance has occurred and payment is probable.

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

We also have multiple element arrangements containing only software and software related elements. Under these arrangements, revenue is allocated based on VSOE, which is based on company specific stand-alone sales data or renewal rates. If we cannot obtain VSOE for any undelivered software element, revenue is deferred until all deliverables have been delivered or until VSOE can be determined for the remaining undelivered software elements. When the fair value of a delivered element cannot be established, but fair value evidence exists for the undelivered software elements, we use the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and recognized as revenue.

Pension benefits
The valuation of our pension assets and obligations and the calculation of net periodic pension expense are dependent on assumptions and estimates relating to, among other things, the interest rate used to discount the future estimated liability (discount rate) and the expected rate of return on plan assets. These assumptions are evaluated and updated annually.

The discount rate for our largest plan, the U.S. Qualified Pension Plan (the U.S. Plan) is determined by matching the expected cash flows associated with our benefit obligations to a pool of corporate long-term, high-quality fixed income debt instruments available as of the measurement date. The discount rate for our largest foreign plan, the U.K. Qualified Pension Plan (the U.K. Plan), is determined by using a model that discounts each year's estimated benefit payments by an applicable spot rate derived from a yield curve created from a large number of high quality corporate bonds. The discount rate used in the determination of net periodic pension expense for 2016 was 4.55% for the U.S. Plan and 3.75% for the U.K. Plan. For 2017, the discount rate used in the determination of net periodic pension expense for the U.S. Plan and the U.K. Plan will be 4.2% and 2.55%, respectively. A 0.25% change in the discount rate would impact annual pension expense by less than $1 million for both the U.S. Plan and the U.K. Plan, and the projected benefit obligation of the U.S. Plan and U.K. Plan by $47 million and $25 million, respectively.

Pension assets are exposed to various risks such as interest rate, market and credit risks. We invest our pension plan assets in a variety of investment securities in accordance with our strategic asset allocation policy. The expected return on plan assets is based on historical and expected future returns for current and targeted asset allocations for each asset class in the investment portfolio, adjusted for historical and expected experience of active portfolio management results, as compared to the benchmark returns. The expected rate of return on plan assets used in the determination of net periodic pension expense for 2016 was 7.0% for the U.S. Plan and 6.5% for the U.K. Plan. For 2017, the expected rate of return on plan assets used in the determination of net periodic pension expense for the U.S. Plan will be 6.75%% and the U.K. Plan will be 6.25%. A 0.25% change in the expected rate of return on plan assets would impact annual pension expense for the U.S. Plan by $4 million and the U.K. Plan by $1 million.

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

See Note 12 to the Consolidated Financial Statements for further information about our pension plans.

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

We evaluate residual values on an annual basis or sooner if circumstances warrant. Declines in estimated residual values considered "other-than-temporary" are recognized immediately. Estimated increases in future residual values are not recognized until the equipment is remarketed. If the actual residual value of leased assets were 10% lower than management's current estimates, pre-tax income would be lower by $10 million.

Allowances for doubtful accounts and credit losses
Finance receivables are comprised of sales-type lease receivables and unsecured revolving loan receivables. We provide an allowance for probable credit losses based on historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a client's ability to pay, prevailing economic conditions and our ability to manage the collateral. At December 31, 2016 gross finance receivables aged greater than 90 days have grown since the implementation of our enterprise business platform in the second quarter of 2016. We believe the majority of the increased delinquency in our sales-type lease portfolio is administrative in nature and the result of a change in our billing format and process under our new enterprise business platform. The billing format under our new platform is different and clients are in the process of transitioning to the new format and thus have not made payments timely. These accounts are considered delinquent under our policies, but we continue to expect full payment. While the aging as disclosed in Note 5 of the Consolidated Financial Statements represents full remaining contract value only a small portion (approximately 25%) had actually been billed and recognized in income as of December 31, 2016.
As of December 31, 2016, we had North American sales-type lease receivables aged greater than 90 days with a full contract value of $63 million. As of February 15, 2017, we have received payments with a contract value of $31 million related to these receivables.
The quality of the portfolio has not changed. Our unsecured revolving loan portfolio delinquency has remained fairly constant when compared to the loan portfolio delinquency in our legacy platform and there have been no significant changes in customers within the portfolio itself. Also, we use a third party to credit score our lease and loan portfolios. The credit quality of our portfolio as determined by this third party has shown no signs of deterioration suggesting that the increase in delinquency is not as a result of our customer's ability to pay, but instead is a result of changes made to invoice format and presentation. Accordingly, we believe that the allowance for credit losses is adequate.
The allowance for doubtful accounts as a percentage of trade receivables was 3.1% at December 31, 2016 and 2.1% at December 31, 2015. Holding all other assumptions constant, a 0.25% change in the allowance rate at December 31, 2016 would have changed the 2016 provision by $1 million.

Total allowance for credit losses as a percentage of finance receivables was 1.3% at both December 31, 2016 and December 31, 2015. Holding all other assumptions constant, a 0.25% change in the allowance rate at December 31, 2016 would have changed the 2016 provision by $4 million.

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

Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or sooner when circumstances indicate an impairment may exist. The impairment test for goodwill is a two-step approach. In Step 1, the fair value of each reporting unit is determined and compared to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, then Step 2 of the goodwill impairment test is performed to measure the amount of impairment, if any. In Step 2, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill is then compared to the actual carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference.

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

During the third quarter, based on the operating results of our Software Solutions reporting unit, we performed Step 1 of the goodwill impairment test to assess the adequacy of the carrying value of goodwill.  At that time, we determined that the estimated fair value of the reporting unit exceeded its carrying value by 15% and the measurement of a goodwill impairment charge was not necessary.  The assumptions used to estimate fair value were based on projections of revenue and earnings growth, including a strong sales pipeline, operating cash flows, discount rate and market multiples. Additionally, we launched several initiatives during 2016 that we expected would drive revenue and earnings growth in the future, including the development of a new partner channel, the reorganization of the sales organization to improve sales efficiency and the pipeline of deals, the improvement of processes for acquiring new clients and the implementation of a more disciplined marketing strategy for new products.

During the fourth quarter, however; our Software Solutions reporting unit experienced weaker than expected performance. Based on this and including the soft operating results of 2016, we performed a goodwill impairment test that indicated the fair value of the Software Solutions reporting unit was less than its carrying value. We engaged a third party to perform Steps 1 and 2 of the goodwill impairment test and determined that the implied fair value of goodwill was less than the recorded goodwill and as a result recorded a non-cash, pre-tax goodwill impairment charge of $171 million to write down the carrying value of goodwill to its estimated fair value.
Actual results may differ from those used in our valuations and this non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy. At December 31, 2016, the fair value of our Software unit now exceeds the recorded carrying value by over $125 million.
During the fourth quarter, we also conducted our annual impairment review of all our reporting units.  Based on the results of this review, we concluded that the estimated fair value of each of our reporting units, other than Software Solutions, were substantially in excess of their respective carrying values.

Stock-based compensation expense
We recognize compensation cost for stock-based awards based on the estimated fair value of the award, net of estimated forfeitures. Compensation costs for those shares expected to vest are recognized on a straight-line basis over the requisite service period.

The fair value of stock awards is estimated using a Black-Scholes valuation model or Monte Carlo simulation model. These models require assumptions to be made regarding the expected stock price volatility, risk-free interest rate, expected life of the award and dividend yield. The expected stock price volatility is based on historical price changes of our stock. The risk-free interest rate is based on U.S.

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

Restructuring
Our restructuring actions require management to utilize certain estimates related to the amount and timing of expenses. If the actual amounts differ from our estimates, the amount of the restructuring charges could be impacted. On a quarterly basis, we update our estimates of future remaining obligations and costs associated with all restructuring actions and compare these updated estimates to our current restructuring reserves, and make adjustments if necessary.

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

Legal and Regulatory Matters
See Legal Proceedings in Item 3 for information regarding our legal proceedings and Other Tax Matters in Note 13 to the Consolidated Financial Statements for regulatory matters regarding our tax returns.

Foreign Currency Exchange
During 2016, we derived 24% of our consolidated revenue from operations outside the United States. The functional currency for most of our foreign operations is the local currency. Our largest foreign currency exposures are to the British Pound, Euro and Canadian dollar (see Note 8 to the Consolidated Financial Statements for information regarding our foreign exchange derivative instruments). Changes in the value of the U.S. dollar relative to the currencies of countries in which we operate impact our reported assets, liabilities, revenue and expenses. Exchange rate fluctuations can also impact the settlement of intercompany receivables and payables between our subsidiaries in different countries. For the years ended December 31, 2016, 2015 and 2014, the translation of foreign currencies to U.S. dollar decreased revenues by 1.0%, 4.0% and 0.4%, respectively.

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
At December 31, 2016, 96% of our debt was fixed rate obligations at a weighted average interest rate of 4.6%. Our variable rate debt had a weighted average interest rate at December 31, 2016 of 1.80%. A one-percentage point change in the effective interest rate of our variable rate debt would not have had a material impact on our 2016 pre-tax income.
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
During 2016 and 2015, our maximum potential one-day loss in fair value of our exposure to foreign exchange rates and interest rates, using the variance/co-variance technique described above, was not material.

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

Any system of controls and procedures, no matter how well designed and operated, can provide only reasonable (and not absolute) assurance of achieving the desired control objectives. Management, under the direction of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rule 13a-15 or Rule 15d-15 under the Exchange Act. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2016.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of the internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2016, the internal control over financial reporting was effective based on the criteria issued by COSO in Internal Control - Integrated Framework (2013).

We implemented a new enterprise business platform in the U.S. in 2016, after having implemented in Canada during the fourth quarter of 2015. The implementation involved changes to our financial systems and other systems and accordingly, necessitated changes to our internal controls. Management has reviewed the controls affected by the implementation of the enterprise business platform and has made appropriate changes to internal controls as part of the implementation.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than information regarding our executive officers disclosed in Part I of this Annual Report, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.

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

Audit Committee - Audit Committee Financial Expert
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference to our Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information as of December 31, 2016 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	11,112,119	$24.81	18,361,915
Equity compensation plans not approved by security holders	—	—	—
Total	11,112,119	$24.81	18,361,915

Other than information regarding securities authorized for issuance under equity compensation plans, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2017 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial statements - see "Index to Consolidated Financial Statements and Supplemental Data" on page 37 of this Form 10-K.
2.    Financial statement schedules - see "Index to Consolidated Financial Statements and Supplemental Data" on page 37 of this Form 10-K.
3.    Index to Exhibits

Reg. S-K exhibits	Description	Status or incorporation by reference
3(a)	Restated Certificate of Incorporation of Pitney Bowes Inc.	Incorporated by reference to Exhibit 3(c) to Form 8-K filed with the Commission on May 12, 2011 (Commission file number 1-3579)
3(b)	Pitney Bowes Inc. Amended and Restated By-laws (effective May 10, 2013)	Incorporated by reference to Exhibit 3(d) to Form 8-K filed with the Commission on May 13, 2013 (Commission file number 1-3579)
4(a)	Form of Indenture between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (No. 333-72304) filed with the Commission on October 26, 2001
4(b)	Supplemental Indenture No. 1 dated April 18, 2003 between the Company and SunTrust Bank, as Trustee	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on August 18, 2004
4(c)	Form of Indenture between the Company and Citibank, N.A., as Trustee, dated as of February 14, 2005	Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3ASR (No. 333-151753) filed with the Commission on June 18, 2008
4(d)	First Supplemental Indenture, by and among Pitney Bowes Inc., The Bank of New York, and Citibank, N.A., to the Indenture, dated as of February 14, 2005, by and between the Company and Citibank	Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on October 24, 2007 (Commission file number 1-3579)
10(a) *	Retirement Plan for Directors of Pitney Bowes Inc.	Incorporated by reference to Exhibit 10(a) to Form 10-K filed with the Commission on March 30, 1993 (Commission file number 1-3579)
10(b.3) *	Pitney Bowes Inc. Directors' Stock Plan (Amended and Restated effective May 12, 2014)	Incorporated by reference to Exhibit 10(b.3) to Form 10-K filed with the Commission on February 22, 2016 (Commission file number 1-3579)
10(c) *	Pitney Bowes Stock Plan (as amended and restated as of January 1, 2002)	Incorporated by reference to Annex 1 to the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Commission on March 26, 2002 (Commission file number 1-3579)
10(d) *	Pitney Bowes Inc. 2007 Stock Plan (as amended November 7, 2009)	Incorporated by reference to Exhibit (v) to Form 10-K filed with the Commission on February 26, 2010 (Commission file number 1-3579)
10(e) *	Pitney Bowes Inc. Key Employees' Incentive Plan (as amended and restated October 1, 2007) (as amended November 7, 2009)	Incorporated by reference to Exhibit (iv) to Form 10-K filed with the Commission on February 26, 2010 (Commission file number 1-3579)
10(f) *	Pitney Bowes Severance Plan (as amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit 10(e) to Form 10-K filed with the Commission on February 29, 2008 (Commission file number 1-3579)
10(g) *	Pitney Bowes Senior Executive Severance Policy (as amended and restated as of January 1, 2008)	Incorporated by reference to Exhibit 10(f) to Form 10-K filed with the Commission on February 29, 2008 (Commission file number 1-3579)
Reg. S-K exhibits	Description	Status or incorporation by reference
10(h) *	Pitney Bowes Inc. Deferred Incentive Savings Plan for the Board of Directors, as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(g) to Form 10-K filed with the Commission on February 26, 2009 (Commission file number 1-3579)
10(i) *	Pitney Bowes Inc. Deferred Incentive Savings Plan as amended and restated effective January 1, 2009	Incorporated by reference to Exhibit 10(h) to Form 10-K filed with the Commission on February 26, 2009 (Commission file number 1-3579)

10(j) *	Pitney Bowes Inc. 1998 U.K. S.A.Y.E. Stock Option Plan	Incorporated by reference to Annex II to the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the Commission on March 23, 2006 (Commission file number 1-3579)
10(k) *	Form of Long Term Incentive Award Agreement	Incorporated by reference to Exhibit 10(k) to Form 10-K filed with the Commission on February 21, 2014 (Commission file number 1-3579)
10(l)*	Stock purchase agreement dated May 11, 2015 between Pitney Bowes Inc. and Red Ventures HoldCo, LP.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed May 11, 2015 (Commission file number 1-3579)
10(m)*	Agreement and plan of mergers dated May 5, 2015, by and among Pitney Bowes Inc., BrickBreaker Acquisition Corp and Borderfree Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed May 7, 2015 (Commission file number 1-3579)
10(o)*	Pitney Bowes Director Equity Deferral plan dated November 8, 2013 (effective May 12, 2014)	Incorporated by reference to Exhibit 10(o) to Form 10-K filed with the Commission on February 22, 2016 (Commission file number 1-3579)
10(p)*	Pitney Bowes Executive Equity Deferral Plan dated November 7, 2014	Incorporated by reference to Exhibit 10(p) to Form 10-K filed with the Commission on February 22, 2016 (Commission file number 1-3579)
10(q)*	Pitney Bowes Inc. 2013 Stock Plan	Incorporated by reference to Annex A to the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders filed with the Commission on March 25, 2013 (Commission file number 1-3579)
12	Computation of ratio of earnings to fixed charges	Exhibit 12
21	Subsidiaries of the registrant	Exhibit 21
23	Consent of experts and counsel	Exhibit 23
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Exhibit 31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Exhibit 32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

Date: February 22, 2017        PITNEY BOWES INC.
Registrant

By: /s/ Marc B. Lautenbach __
Marc B. Lautenbach
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc B. Lautenbach Marc B. Lautenbach	President and Chief Executive Officer - Director	February 22, 2017
/s/ Stanley J. Sutula III Stanley J. Sutula III	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 22, 2017
/s/ Steven J. Green Steven J. Green	Vice President-Finance and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2017
/s/ Michael I. Roth Michael I. Roth	Non-Executive Chairman - Director	February 22, 2017
/s/ Linda G. Alvarado Linda G. Alvarado	Director	February 22, 2017
/s/ Anne M. Busquet Anne M. Busquet	Director	February 22, 2017
/s/ Roger Fradin Roger Fradin	Director	February 22, 2017
/s/ Anne Sutherland Fuchs Anne Sutherland Fuchs	Director	February 22, 2017
/s/ S. Douglas Hutcheson S. Douglas Hutcheson	Director	February 22, 2017
/s/ Eduardo R. Menascé Eduardo R. Menascé	Director	February 22, 2017
/s/ Linda S. Sanford Linda S. Sanford	Director	February 22, 2017
/s/ David L. Shedlarz David L. Shedlarz	Director	February 22, 2017
/s/ David B. Snow, Jr. David B. Snow, Jr.	Director	February 22, 2017

Report of Independent Registered Public Accounting Firm

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ deficit (equity) and of cash flows present fairly, in all material respects, the financial position of Pitney Bowes Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for debt issuance costs as of December 31, 2016.
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

/s/PricewaterhouseCoopers LLP
Stamford, CT
February 22, 2017

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue:
Equipment sales	$675,451	$695,159	$770,371
Supplies	262,682	288,103	300,040
Software	348,661	386,506	429,743
Rentals	412,738	441,663	484,629
Financing	366,547	410,035	432,859
Support services	512,820	554,764	625,135
Business services	827,676	801,830	778,727
Total revenue	3,406,575	3,578,060	3,821,504
Costs and expenses:
Cost of equipment sales	331,942	331,069	365,724
Cost of supplies	81,420	88,802	93,675
Cost of software	105,841	113,580	123,760
Cost of rentals	76,040	84,188	97,338
Financing interest expense	55,241	71,791	78,562
Cost of support services	295,685	322,960	377,003
Cost of business services	568,509	546,201	544,729
Selling, general and administrative	1,200,327	1,279,961	1,378,400
Research and development	121,306	110,156	109,931
Restructuring charges and asset impairments, net	63,296	25,782	84,560
Goodwill impairment	171,092	—	—
Interest expense, net	88,970	87,583	90,888
Other expense (income), net	536	(94,838)	45,738
Total costs and expenses	3,160,205	2,967,235	3,390,308
Income from continuing operations before income taxes	246,370	610,825	431,196
Provision for income taxes	131,819	189,778	112,815
Income from continuing operations	114,551	421,047	318,381
(Loss) income from discontinued operations, net of tax	(2,701)	5,271	33,749
Net income	111,850	426,318	352,130
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	19,045	18,375	18,375
Net income - Pitney Bowes Inc.	$92,805	$407,943	$333,755
Amounts attributable to common stockholders:
Net income from continuing operations	$95,506	$402,672	$300,006
(Loss) income from discontinued operations, net of tax	(2,701)	5,271	33,749
Net income - Pitney Bowes Inc.	$92,805	$407,943	$333,755
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$0.51	$2.01	$1.49
Discontinued operations	(0.01)	0.03	0.17
Net income - Pitney Bowes Inc.	$0.49	$2.04	$1.65
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$0.51	$2.00	$1.47
Discontinued operations	(0.01)	0.03	0.17
Net income - Pitney Bowes Inc.	$0.49	$2.03	$1.64

Dividends declared per share of common stock	$0.75	$0.75	$0.75

(1)	The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2016	2015	2014

Net income	$111,850	$426,318	$352,130
Less: Preferred stock dividends attributable to noncontrolling interests	19,045	18,375	18,375
Net income - Pitney Bowes Inc.	92,805	407,943	333,755
Other comprehensive (loss) income, net of tax:
Foreign currency translations	(4,464)	(88,137)	(93,368)
Net unrealized gain on cash flow hedges, net of tax of $1,513, $484, and $1,080, respectively	2,427	777	1,691
Net unrealized (loss) gain on available for sale securities, net of tax of $(244), $(1,427) and $2,775, respectively	(416)	(2,430)	4,735
Adjustments to pension and postretirement plans, net of tax of $(14,430), $13,844 and $(106,336), respectively	(73,141)	19,146	(212,818)
Amortization of pension and postretirement costs, net of tax of $17,550, $15,966, and $15,643, respectively	24,096	28,165	28,160
Other comprehensive loss	(51,498)	(42,479)	(271,600)
Comprehensive income - Pitney Bowes Inc.	$41,307	$365,464	$62,155

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$764,522	$640,190
Short-term investments	38,448	127,388
Accounts receivable (net of allowance of $14,372 and $9,997, respectively)	455,527	476,583
Short-term finance receivables (net of allowance of $13,323 and $15,480, respectively)	893,950	918,383
Inventories	92,726	88,824
Current income taxes	11,373	6,584
Other current assets and prepayments	68,637	67,400
Total current assets	2,325,183	2,325,352
Property, plant and equipment, net	314,603	330,088
Rental property and equipment, net	188,054	177,515
Long-term finance receivables (net of allowance of $7,177 and $6,210, respectively)	673,207	760,657
Goodwill	1,571,335	1,745,957
Intangible assets, net	165,172	187,378
Noncurrent income taxes	74,806	70,294
Other assets	524,773	525,891
Total assets	$5,837,133	$6,123,132

LIABILITIES, NONCONTROLLING INTERESTS AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,378,822	$1,448,321
Current income taxes	34,434	16,620
Current portion of long-term obligations	614,485	461,085
Advance billings	299,878	353,025
Total current liabilities	2,327,619	2,279,051
Deferred taxes on income	204,289	205,668
Tax uncertainties and other income tax liabilities	61,276	68,429
Long-term debt	2,750,405	2,489,583
Other noncurrent liabilities	597,204	605,310
Total liabilities	5,940,793	5,648,041

Noncontrolling interests (Preferred stockholders’ equity in subsidiaries)	—	296,370
Commitments and contingencies (See Note 17)

Stockholders’ (deficit) equity:
Cumulative preferred stock, $50 par value, 4% convertible	1	1
Cumulative preference stock, no par value, $2.12 convertible	483	505
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	148,125	161,280
Retained earnings	5,107,734	5,155,537
Accumulated other comprehensive loss	(940,133)	(888,635)
Treasury stock, at cost (137,669,194 and 127,816,704 shares, respectively)	(4,743,208)	(4,573,305)
Total Pitney Bowes Inc. stockholders’ (deficit) equity	(103,660)	178,721
Total liabilities, noncontrolling interests and stockholders’ (deficit) equity	$5,837,133	$6,123,132
See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$111,850	$426,318	$352,130
Restructuring payments	(64,930)	(62,086)	(56,162)
Special pension plan contribution	(36,731)	—	—
Net tax (payments) receipts from other investments	—	(20,602)	5,737
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charges and asset impairments	63,296	25,782	83,466
Goodwill impairment	171,092	—	—
Depreciation and amortization	178,486	173,312	198,088
Loss (gain) on sale of businesses	5,786	(105,826)	(28,151)
Gain on sale of leveraged lease assets, net of tax	—	(2,152)	—
Gain on debt forgiveness	(10,000)	—	—
Stock-based compensation	14,882	21,049	17,446
Deferred tax provision	3,940	40,184	1,454
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Decrease (increase) in accounts receivable	44,022	(35,925)	45,511
Decrease in finance receivables	119,883	95,341	117,902
(Increase) decrease in inventories	(6,995)	(7,621)	9,104
Increase in other current assets and prepayments	(14,203)	(10,557)	(6,961)
Decrease in accounts payable and accrued liabilities	(64,880)	(102,655)	(53,100)
(Decrease) increase in current and non-current income taxes	(1,035)	21,567	(52,080)
(Decrease) increase in advance billings	(40,248)	1,344	(18,695)
Other, net	16,477	57,583	42,599
Net cash provided by operating activities	490,692	515,056	658,288
Cash flows from investing activities:
Purchases of available-for-sale securities	(212,810)	(205,256)	(680,582)
Proceeds from sales/maturities of investment securities	211,696	207,063	628,727
Net change in short-term and other investments	75,654	(69,017)	(5,637)
Capital expenditures	(160,831)	(166,746)	(183,318)
Proceeds from sale of assets	17,671	52,110	—
Reserve account deposits and other	(2,183)	(24,202)	(15,666)
Proceeds from sale of businesses, net of cash transferred	—	289,211	102,392
Acquisitions, net of cash acquired	(37,842)	(393,695)	—
Other investing activities	(6,908)	7,339	(577)
Net cash used in investing activities	(115,553)	(303,193)	(154,661)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	894,744	150,950	508,525
Principal payments of long-term obligations	(371,007)	(516,070)	(599,850)
(Decrease) increase in short-term borrowings	(90,000)	90,000	—
Dividends paid to stockholders	(140,608)	(150,114)	(151,611)
Dividends paid to noncontrolling interests	(18,528)	(18,375)	(18,375)
Common stock repurchases	(197,267)	(131,719)	(50,003)
Redemption of noncontrolling interests	(300,000)	—	—
Other financing activities	(1,433)	4,603	(530)
Net cash used in financing activities	(224,099)	(570,725)	(311,844)
Effect of exchange rate changes on cash and cash equivalents	(26,708)	(44,387)	(29,082)
Increase (decrease) in cash and cash equivalents	124,332	(403,249)	162,701
Cash and cash equivalents at beginning of period	640,190	1,043,439	880,738
Cash and cash equivalents at end of period	$764,522	$640,190	$1,043,439
Cash interest paid	$150,567	$165,287	$180,250
Cash income tax payments, net of refunds	$127,299	$138,877	$203,193

See Notes to Consolidated Financial Statements

PITNEY BOWES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands)

	Preferred stock	Preference stock	Common Stock	Additional Paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at December 31, 2013	$4	$591	$323,338	$196,977	$4,715,564	$(574,556)	$(4,456,742)	$205,176
Net income - Pitney Bowes Inc.	—	—	—	—	333,755	—	—	333,755
Other comprehensive loss	—	—	—	—	—	(271,600)	—	(271,600)
Cash dividends
Common	—	—	—	—	(151,567)	—	—	(151,567)
Preference	—	—	—	—	(44)	—	—	(44)
Issuances of common stock	—	—	—	(27,081)	—	—	28,697	1,616
Conversions to common stock	(3)	(43)	—	(970)	—	—	1,016	—
Stock-based compensation	—	—	—	17,446	—	—	—	17,446
Repurchase of common stock	—	—	—	—	—	—	(50,003)	(50,003)
Repurchase of subsidiary shares from noncontrolling interest	—	—	—	(7,520)	—	—	—	(7,520)
Balance at December 31, 2014	1	548	323,338	178,852	4,897,708	(846,156)	(4,477,032)	77,259
Net income - Pitney Bowes Inc.	—	—	—	—	407,943	—	—	407,943
Other comprehensive income	—	—	—	—	—	(42,479)	—	(42,479)
Cash dividends
Common	—	—	—	—	(150,073)	—	—	(150,073)
Preference	—	—	—	—	(41)	—	—	(41)
Issuances of common stock	—	—	—	(37,705)	—	—	34,487	(3,218)
Conversions to common stock	—	(43)	—	(916)	—	—	959	—
Stock-based compensation	—	—	—	21,049	—	—	—	21,049
Repurchase of common stock	—	—	—	—	—	—	(131,719)	(131,719)
Balance at December 31, 2015	1	505	323,338	161,280	5,155,537	(888,635)	(4,573,305)	178,721
Net income - Pitney Bowes Inc.	—	—	—	—	92,805	—	—	92,805
Other comprehensive loss	—	—	—	—	—	(51,498)	—	(51,498)
Cash dividends
Common	—	—	—	—	(140,570)	—	—	(140,570)
Preference	—	—	—	—	(38)	—	—	(38)
Issuances of common stock	—	—	—	(27,856)	—	—	26,886	(970)
Conversions to common stock	—	(22)	—	(456)	—	—	478	—
Stock-based compensation	—	—	—	15,157	—	—	—	15,157
Repurchase of common stock	—	—	—	—	—	—	(197,267)	(197,267)
Balance at December 31, 2016	$1	$483	$323,338	$148,125	$5,107,734	$(940,133)	$(4,743,208)	$(103,660)

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

Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and on the first-in, first-out (FIFO) basis for most non-U.S. inventories. At December 31, 2016 and 2015, approximately 70% of our inventories were stated under the LIFO method.

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

Intangible assets
Finite-lived intangible assets are amortized over their estimated useful lives, principally three to 15, using either the straight-line method or an accelerated attrition method.

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

Impairment Review for Goodwill
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or sooner when circumstances indicate an impairment may exist. A reporting unit is the operating segment, or a business that is one level below that operating segment. Reporting units are aggregated as a single reporting unit if they have similar economic characteristics. Goodwill is tested for impairment using a two-step approach. In Step 1, the fair value of each reporting unit is determined and compared to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, then Step 2 of the goodwill impairment test is performed to measure the amount of impairment, if any. In Step 2, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill is then compared to the actual carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference. The fair value of a reporting unit is determined based on a combination of various techniques, including the present value of future cash flows, multiples of competitors and multiples from sales of like businesses.

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

Revenue Recognition
We derive revenue from multiple sources including sales, rentals, financing and services. Certain transactions are consummated at the same time and can therefore generate revenue from multiple sources. The most common form of these transactions involves a sale or noncancelable lease of equipment, a meter rental and an equipment maintenance agreement. In these multiple element arrangements, revenue is allocated to each of the elements based on relative "selling prices" and the selling price for each of the elements is determined based on vendor specific objective evidence (VSOE). We establish VSOE of selling prices for our products and services based on the prices charged for each element when sold separately in standalone transactions. The allocation of relative selling price to the various elements impacts the timing of revenue recognition, but does not change the total revenue recognized. Revenue is allocated to the meter rental and equipment maintenance agreement elements using their respective selling prices charged in standalone and renewal transactions. For a sale transaction, revenue is allocated to the equipment based on a range of selling prices in standalone transactions. For a lease transaction, revenue is allocated to the equipment based on the present value of the remaining minimum lease payments. The amount allocated to equipment is compared to the range of selling prices in standalone transactions during the period to ensure the allocated equipment amount approximates average selling prices. More specifically, revenue related to our offerings is recognized as follows:

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

Standalone Software Sales and Integration Services
We also have multiple element arrangements containing only software and software related elements. Software related elements may include maintenance and support services, data subscriptions, training and integration services. Under these multiple element arrangements, we allocate revenue based on VSOE for software related elements and use the residual method to determine the amount of software licenses revenue. Under the residual method, the fair-value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and recognized as revenue. The majority of our software license arrangements are bundled with maintenance and support services and we establish VSOE of fair value using a bell-shaped curve analysis for maintenance and support services renewal rates. If we cannot obtain VSOE for any undelivered software element, revenue is deferred until all deliverables have been delivered or until VSOE can be determined for any remaining undelivered software elements.

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

We capitalize certain initial direct costs incurred in consummating a rental transaction and recognize these costs over the expected term of the agreement. Amortization of initial direct costs was $7 million, $8 million and $10 million in 2016, 2015 and 2014, respectively. Initial direct costs included in rental property and equipment, net in the Consolidated Balance Sheets at December 31, 2016 and 2015 were $11 million and $13 million, respectively.

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

Deferred Marketing Costs
We capitalize certain costs associated with the acquisition of new customers and recognize these costs over the expected revenue stream of eight years. Amortization of deferred marketing costs was $15 million, $18 million and $23 million in 2016, 2015 and 2014, respectively. Deferred marketing costs included in other assets in the Consolidated Balance Sheets at December 31, 2016 and 2015 were $38 million and $43 million, respectively. We review individual marketing programs for impairment on a quarterly basis or as circumstances warrant.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Reclassification
During the second quarter of 2016, we determined that certain amounts included in finance receivables and rental property and equipment should be classified as accounts receivable and other current assets and prepayments. Accordingly, the Consolidated Balance Sheet as of December 31, 2015 was revised to increase accounts receivable by $19 million and prepaid and other current assets by $3 million and reduce rental property and equipment by $3 million, short-term finance receivables by $17 million and long-term finance receivables by $2 million. The Consolidated Statement of Cash Flows for the years ended December 31, 2015 and 2014 have also been adjusted accordingly, but the impact was not material.

During 2016, we determined that certain investments were classified as cash and cash equivalents. Accordingly the Consolidated Balance Sheet as of December 2015 has been revised to reduce cash and cash equivalents and increase short-term investments by $10 million. Additionally, the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014 have also been revised to reflect the reduction in cash and cash equivalents and increase to short-term investments.
New Accounting Pronouncements
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
New Accounting Pronouncements - Standards Not Yet Adopted
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Inter-entity Transfers of Assets other than Inventory, which requires tax expense to be recognized from the sale of intra-entity assets, other than inventory, when the transfer occurs, even though the effects of the transaction are eliminated in consolidation. Under current guidance, the tax effects of transfers are deferred until the transferred asset is sold or otherwise recovered through use. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted, including adoption during an interim period. We are currently assessing the impact this standard will have on our consolidated financial statements.
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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The standard is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. We will adopt this standard in the first quarter of 2017 and do not believe this standard will have a significant impact on our financial statements or disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This standard, among other things, will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability and result in enhanced disclosures. The standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. We are currently assessing the impact this standard will have on our financial statements and disclosures.

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

In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost and net realizable value (estimated selling price less reasonably predictable costs of completion, disposal and transportation). Inventory measured using the last-in, first-out (LIFO) basis is not impacted by the new guidance. The standard is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. We do not believe this standard will have any impact on our financial statements or disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue for the transfer of goods and services to customers in amounts that reflect the consideration the company expects to receive in exchange for those goods and services.  In addition, the standard requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue.  There were several amendments to the standard during 2016, including clarification of the accounting for licenses of intellectual property and identifying performance obligations. The standard is effective beginning January 1, 2018 and can be adopted either retrospectively to each reporting period presented or retrospectively with a cumulative effect adjustment at the date of the initial application. We plan to adopt the standard retrospectively with a cumulative effect adjustment.

We are continuing to assess all potential impacts of the standard across all of our business segments and believe that the most significant impact will be in our Software Solutions segment related to the timing of software licenses and certain other ancillary revenue streams. In addition, we currently capitalize certain costs associated with the acquisition of new customers and recognize these costs over their expected revenue stream of eight years.  Under the new standard, these costs will be expensed as incurred.  Also, we are continuing to review our sales commission plans to determine which payments may be capitalized. We plan to use the practical expedient that allows companies to expense costs to obtain a contract when the estimated amortization period is less than one year.

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

	Revenues
	Years Ended December 31,
	2016	2015	2014
North America Mailing	$1,342,673	$1,435,140	$1,491,927
International Mailing	406,797	445,328	572,440
Small & Medium Business Solutions	1,749,470	1,880,468	2,064,367
Production Mail	404,703	421,178	462,199
Presort Services	475,582	473,612	456,556
Enterprise Business Solutions	880,285	894,790	918,755
Software Solutions	348,234	385,908	428,662
Global Ecommerce	428,586	362,087	281,643
Digital Commerce Solutions	776,820	747,995	710,305
Other	—	54,807	128,077
Total revenue	$3,406,575	$3,578,060	$3,821,504

Geographic data:
United States	$2,589,535	$2,681,285	$2,743,957
Outside United States	817,040	896,775	1,077,547
Total	$3,406,575	$3,578,060	$3,821,504

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	EBIT
	Years Ended December 31,
	2016	2015	2014
North America Mailing	$575,080	$646,913	$642,521
International Mailing	46,547	51,070	88,710
Small & Medium Business Solutions	621,627	697,983	731,231
Production Mail	54,061	48,254	47,543
Presort Services	95,258	104,655	98,230
Enterprise Business Solutions	149,319	152,909	145,773
Software Solutions	30,159	48,531	51,193
Global Ecommerce	19,200	19,229	16,633
Digital Commerce Solutions	49,359	67,760	67,826
Other	—	10,569	19,240
Total EBIT	820,305	929,221	964,070
Reconciling items:
Interest, net	(144,211)	(159,374)	(169,450)
Unallocated corporate expenses	(189,215)	(213,095)	(233,126)
Goodwill Impairment	(171,092)	—	—
Restructuring charges and asset impairments, net	(63,296)	(25,782)	(84,560)
Acquisition/disposition related expenses	(5,585)	(14,983)	—
Other (expense) income, net	(536)	94,838	(45,738)
Income from continuing operations before income taxes	246,370	610,825	431,196
Provision for income taxes	131,819	189,778	112,815
(Loss) income from discontinued operations, net of tax	(2,701)	5,271	33,749
Net income	$111,850	$426,318	$352,130

	Depreciation and amortization
	Years Ended December 31,
	2016	2015	2014
North America Mailing	$60,066	$58,141	$68,291
International Mailing	19,431	23,262	30,629
Small & Medium Business Solutions	79,497	81,403	98,920
Production Mail	4,421	4,075	7,740
Presort Services	27,929	27,305	28,462
Enterprise Business Solutions	32,350	31,380	36,202
Software Solutions	14,621	18,151	20,653
Global Ecommerce	30,607	21,025	8,073
Digital Commerce Solutions	45,228	39,176	28,726
Other	—	2,057	4,928
Total for reportable segments	157,075	154,016	168,776
Unallocated amount	21,411	19,296	29,312
Total depreciation and amortization	$178,486	$173,312	$198,088

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	Capital expenditures
	Years Ended December 31,
	2016	2015	2014
North America Mailing	$83,547	$60,621	$70,358
International Mailing	3,163	11,196	13,966
Small & Medium Business Solutions	86,710	71,817	84,324
Production Mail	1,599	3,418	801
Presort Services	17,537	17,096	17,457
Enterprise Business Solutions	19,136	20,514	18,258
Software Solutions	4,617	1,688	3,573
Global Ecommerce	15,647	17,321	6,356
Digital Commerce Solutions	20,264	19,009	9,929
Other	—	857	2,538
Total for reportable segments	126,110	112,197	115,049
Unallocated amount	34,721	54,549	68,269
Total capital expenditures	$160,831	$166,746	$183,318

	Assets
	December 31,
	2016	2015	2014
North America Mailing	$1,930,640	$2,421,095	$2,614,123
International Mailing	532,624	594,540	687,233
Small & Medium Business Solutions	2,463,264	3,015,635	3,301,356
Production Mail	239,358	244,156	266,831
Presort Services	373,443	374,647	346,850
Enterprise Business Solutions	612,801	618,803	613,681
Software Solutions	645,349	858,308	884,190
Global Ecommerce	585,226	580,662	117,744
Digital Commerce Solutions	1,230,575	1,438,970	1,001,934
Other	—	—	210,171
Total for reportable segments	4,306,640	5,073,408	5,127,142
Reconciliation to consolidated amount:
Cash and cash equivalents	764,522	640,190	1,043,439
Short-term investments	38,448	127,388	59,814
Other corporate assets	727,523	282,146	246,204
Total assets	$5,837,133	$6,123,132	$6,476,599

Identifiable long-lived assets:
United States	$441,443	$434,557	$387,453
Outside United States	61,214	73,046	94,455
Total	$502,657	$507,603	$481,908

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

3. Earnings per Share
The calculations of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 are presented below. The sum of earnings per share amounts may not equal the totals due to rounding.

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net income from continuing operations	$95,506	$402,672	$300,006
(Loss) income from discontinued operations	(2,701)	5,271	33,749
Net income (numerator for diluted EPS)	92,805	407,943	333,755
Less: Preference stock dividend	38	41	44
Income attributable to common stockholders (numerator for basic EPS)	$92,767	$407,902	$333,711
Denominator (in thousands):
Weighted-average shares used in basic EPS	187,945	199,835	201,992
Effect of dilutive shares:
Preferred stock	—	1	1
Preference stock	300	321	344
Stock plans	730	788	1,624
Weighted-average shares used in diluted EPS	188,975	200,945	203,961
Basic earnings per share:
Continuing operations	$0.51	$2.01	$1.49
Discontinued operations	(0.01)	0.03	0.17
Net income attributable to Pitney Bowes Inc.	$0.49	$2.04	$1.65
Diluted earnings per share:
Continuing operations	$0.51	$2.00	$1.47
Discontinued operations	(0.01)	0.03	0.17
Net income attributable to Pitney Bowes Inc.	$0.49	$2.03	$1.64

Anti-dilutive options excluded from diluted earnings per share (in thousands):	8,126	8,079	7,322

4. Inventories
Inventories at December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Raw materials	$28,541	$25,803
Work in Process	6,498	6,408
Supplies and service parts	45,152	44,323
Finished products	24,678	24,618
Inventory at FIFO cost	104,869	101,152
Excess of FIFO cost over LIFO cost	(12,143)	(12,328)
Total inventory, net	$92,726	$88,824

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

Finance receivables at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016			December 31, 2015
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,088,053	$273,262	$1,361,315	$1,157,189	$303,854	$1,461,043
Unguaranteed residual values	90,190	13,655	103,845	100,000	15,709	115,709
Unearned income	(223,908)	(60,458)	(284,366)	(247,854)	(68,965)	(316,819)
Allowance for credit losses	(8,247)	(2,647)	(10,894)	(6,606)	(3,542)	(10,148)
Net investment in sales-type lease receivables	946,088	223,812	1,169,900	1,002,729	247,056	1,249,785
Loan receivables
Loan receivables	374,147	32,716	406,863	399,193	41,604	440,797
Allowance for credit losses	(8,517)	(1,089)	(9,606)	(10,024)	(1,518)	(11,542)
Net investment in loan receivables	365,630	31,627	397,257	389,169	40,086	429,255
Net investment in finance receivables	$1,311,718	$255,439	$1,567,157	$1,391,898	$287,142	$1,679,040

Loans receivable are due within one year. Maturities of gross sales-type lease finance receivables at December 31, 2016 were as follows:

	Sales-type Lease Receivables
	North America	International	Total
2017	$545,429	$113,195	$658,624
2018	279,843	66,992	346,835
2019	164,616	45,895	210,511
2020	74,556	28,609	103,165
2021	19,211	15,719	34,930
Thereafter	4,398	2,852	7,250
Total	$1,088,053	$273,262	$1,361,315

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Allowance for Credit Losses
Activity in the allowance for credit losses for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at December 31, 2013	$14,165	$9,703	$11,165	$1,916	$36,949
Amounts charged to expense	4,346	866	10,237	1,626	17,075
Accounts written off	(8,386)	(5,546)	(10,334)	(1,754)	(26,020)
Balance at December 31, 2014	10,125	5,023	11,068	1,788	28,004
Amounts charged to expense	1,189	890	8,286	1,023	11,388
Accounts written off	(4,708)	(2,371)	(9,330)	(1,293)	(17,702)
Balance at December 31, 2015	6,606	3,542	10,024	1,518	21,690
Amounts charged to expense	5,136	1,161	6,238	836	13,371
Accounts written off	(3,495)	(2,056)	(7,745)	(1,265)	(14,561)
Balance at December 31, 2016	$8,247	$2,647	$8,517	$1,089	$20,500

Aging of Receivables
The aging of finance receivables at December 31, 2016 and 2015 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
December 31, 2016
1 - 90 days	$1,025,313	$269,247	$369,773	$32,420	$1,696,753
> 90 days	62,740	4,015	4,374	296	71,425
Total	$1,088,053	$273,262	$374,147	$32,716	$1,768,178
Past due amounts > 90 days
Still accruing interest	$8,831	$972	$—	$—	$9,803
Not accruing interest	53,909	3,043	4,374	296	61,622
Total	$62,740	$4,015	$4,374	$296	$71,425
As of December 31, 2016, we had North American sales-type lease receivables aged greater than 90 days with a full contract value of $63 million. As of February 15, 2017, we have received payments with a contract value of $31 million related to these receivables.

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
The table below shows the North America portfolio at December 31, 2016 and 2015 by relative risk class (low, medium, high) based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk, as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

	December 31,
	2016	2015
Sales-type lease receivables
Low	$879,823	$886,198
Medium	135,953	192,645
High	22,600	37,573
Not Scored	49,677	40,773
Total	$1,088,053	$1,157,189
Loan receivables
Low	$296,598	$295,725
Medium	53,647	85,671
High	7,216	10,810
Not Scored	16,686	6,987
Total	$374,147	$399,193

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

6. Fixed Assets
Fixed assets at December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Land	$9,908	$9,908
Buildings	185,431	218,261
Machinery and equipment	802,992	984,634
	998,331	1,212,803
Accumulated depreciation	(683,728)	(882,715)
Property, plant and equipment, net	$314,603	$330,088

Rental property and equipment	$400,913	$404,348
Accumulated depreciation	(212,859)	(226,833)
Rental property and equipment, net	$188,054	$177,515
Depreciation expense was $138 million, $136 million and $165 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Included in Machinery and equipment is $192 million of capitalized software as of December 31, 2016.
7. Acquisitions, Divestiture, Intangible Assets and Goodwill
Acquisitions
In July 2016, we acquired Maponics for $24 million, net of cash acquired. Maponics provides comprehensive boundary information and geospatial data that support location-based services and analytics and will be reported within our Software Solutions segment.

In January 2016, we acquired Enroute for $14 million in cash. Additional cash payments may also be required during 2017-2019 based on the achievement of certain annual revenue targets for 2016-2018. Enroute is a software-as-a-service enterprise retail and fulfillment solutions company and is reported within our Global Ecommerce segment.

In June 2015, we acquired Borderfree, Inc. ("Borderfree") for $381 million, net of $92 million of cash acquired. During the second quarter of 2016, we obtained new information about facts and circumstances that existed as of the acquisition date and increased accounts payable and accrued expenses and goodwill acquired in the Borderfree acquisition by $2 million. On a supplemental pro forma basis, had we acquired Borderfree on January 1, 2015, our revenues would have been $47 million higher for 2015. The impact on our earnings would not have been material.
Divestiture
In May 2015, we sold Imagitas for net proceeds of $292 million. We recognized a pre-tax gain of $111 million, which was reported within other expense (income), net in the Consolidated Statements of Income.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Intangible assets
Intangible assets at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$445,039	$(300,906)	$144,133	$437,459	$(272,353)	$165,106
Software & technology	150,037	(136,508)	13,529	149,591	(135,198)	14,393
Trademarks & other	36,212	(28,702)	7,510	35,314	(27,435)	7,879
Total intangible assets, net	$631,288	$(466,116)	$165,172	$622,364	$(434,986)	$187,378

During the year, we acquired intangible assets with a fair value of $19 million in connection with the acquisitions of Enroute and Maponics. Amortization expense for intangible assets was $40 million, $37 million and $34 million for the years ended December 31, 2016, 2015 and 2014, respectively. The future amortization expense for intangible assets at December 31, 2016 is as follows:

Year ended December 31,
2017	$29,391
2018	27,200
2019	23,848
2020	18,740
2021	18,946
Thereafter	47,047
Total	$165,172
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, acquisitions, divestitures and impairment charges.

Goodwill
During the third quarter, based on the operating results of our Software Solutions reporting unit, we performed Step 1 of the goodwill impairment test to assess the adequacy of the carrying value of goodwill.  At that time, we determined that the estimated fair value of the reporting unit exceeded its carrying value by 15% and the measurement of a goodwill impairment charge was not necessary.  The assumptions used to estimate fair value were based on projections of revenue and earnings growth, including a strong sales pipeline, operating cash flows, discount rate and market multiples. Additionally, we launched several initiatives during 2016 that we expected would drive revenue and earnings growth in the future, including the development of a new partner channel, the reorganization of the sales organization to improve sales efficiency and the pipeline of deals, the improvement of processes for acquiring new clients and the implementation of a more disciplined marketing strategy for new products.
During the fourth quarter, however; our Software Solutions reporting unit experienced weaker than expected performance. Based on this and including the soft operating results in 2016, we performed a goodwill impairment test that indicated the fair value of the Software Solutions reporting unit was less than its carrying value. We engaged a third party to perform Steps 1 and 2 of the goodwill impairment test and determined that the implied fair value of goodwill was less than the recorded goodwill and as a result recorded a non-cash, pre-tax goodwill impairment charge of $171 million to write down the carrying value of goodwill to its estimated fair value.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The changes in the carrying amount of goodwill, by reporting segment, for the years ended December 31, 2016 and 2015 are shown in the tables below.

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2015	Acquisition	Impairment	Other (1)	December 31, 2016
North America Mailing	$296,053	$—	$296,053	$—	$—	$(3,215)	$292,838
International Mailing	148,351	—	148,351	—	—	(2,785)	145,566
Small & Medium Business Solutions	444,404	—	444,404	—	—	(6,000)	438,404
Production Mail	105,757	—	105,757	—	—	(4,658)	101,099
Presort Services	196,890	—	196,890	—	—	—	196,890
Enterprise Business Solutions	302,647	—	302,647	—	—	(4,658)	297,989
Software Solutions	674,976	—	674,976	11,908	(171,092)	(14,201)	501,591
Global Ecommerce	323,930	—	323,930	9,421	—	—	333,351
Digital Commerce Solutions	998,906	—	998,906	21,329	(171,092)	(14,201)	834,942
Total goodwill	$1,745,957	$—	$1,745,957	$21,329	$(171,092)	$(24,859)	$1,571,335

	Gross value before accumulated impairment	Accumulated impairment	December 31, 2014	Acquisition	Other (1)	December 31, 2015
North America Mailing	$309,448	$—	$309,448	$—	$(13,395)	$296,053
International Mailing	162,146	—	162,146	—	(13,795)	148,351
Small & Medium Business Solutions	471,594	—	471,594	—	(27,190)	444,404
Production Mail	110,837	—	110,837	—	(5,080)	105,757
Presort Services	195,140	—	195,140	1,750	—	196,890
Enterprise Business Solutions	305,977	—	305,977	1,750	(5,080)	302,647
Software Solutions	677,008	—	677,008	5,792	(7,824)	674,976
Global Ecommerce	23,910	—	23,910	300,020	—	323,930
Digital Commerce Solutions	700,918	—	700,918	305,812	(7,824)	998,906
Other	194,232	—	194,232	—	(194,232)	—
Total goodwill	$1,672,721	$—	$1,672,721	$307,562	$(234,326)	$1,745,957

(1)	Primarily represents foreign currency translation adjustments. For 2015, Other represents the write-off of remaining goodwill upon the sale of Imagitas.

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
The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2016 and 2015. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$114,471	$217,175	$—	$331,646
Equity securities	—	24,571	—	24,571
Commingled fixed income securities	1,536	22,132	—	23,668
Debt securities - U.S. and foreign governments, agencies and municipalities	116,822	19,358	—	136,180
Debt securities - corporate	—	69,891	—	69,891
Mortgage-backed / asset-backed securities	—	158,996	—	158,996
Derivatives
Interest rate swaps	—	1,588	—	1,588
Foreign exchange contracts	—	637	—	637
Total assets	$232,829	$514,348	$—	$747,177
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(3,717)	$—	$(3,717)
Total liabilities	$—	$(3,717)	$—	$(3,717)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$41,215	$302,779	$—	$343,994
Equity securities	—	24,538	—	24,538
Commingled fixed income securities	—	22,571	—	22,571
Debt securities - U.S. and foreign governments, agencies and municipalities	102,235	12,566	—	114,801
Debt securities - corporate	—	62,884	—	62,884
Mortgage-backed / asset-backed securities	—	178,234	—	178,234
Derivatives
Foreign exchange contracts	—	1,716	—	1,716
Total assets	$143,450	$605,288	$—	$748,738
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(5,387)	$—	$(5,387)
Total liabilities	$—	$(5,387)	$—	$(5,387)
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

Available-For-Sale Securities
At December 31, 2016 and 2015, available-for-sale securities consisted of the following:

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$136,316	$1,571	$(1,707)	$136,180
Corporate	69,376	1,180	(665)	69,891
Commingled fixed income securities	1,568	—	(32)	1,536
Mortgage-backed / asset-backed securities	159,312	1,566	(1,882)	158,996
Total	$366,572	$4,317	$(4,286)	$366,603

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$114,265	$1,804	$(1,268)	$114,801
Corporate	63,140	823	(1,079)	62,884
Mortgage-backed / asset-backed securities	177,821	1,901	(1,488)	178,234
Total	$355,226	$4,528	$(3,835)	$355,919

Investment securities that were in a loss position for 12 or more continuous months at December 31, 2016 had aggregate unrealized holding losses of less than $1 million and an estimated fair value of $12 million. Investment securities that were in a loss position for less than 12 continuous months at December 31, 2016 had aggregate unrealized holding losses of $4 million and an estimated fair value of $171 million.

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

At December 31, 2016, the amortized cost and estimated fair value of available-for-sale securities have scheduled maturities as follows:

	Amortized cost	Estimated fair value
Within 1 year	$42,487	$42,523
After 1 year through 5 years	110,252	110,595
After 5 years through 10 years	58,866	58,871
After 10 years	154,967	154,614
Total	$366,572	$366,603
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
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At both December 31, 2016 and 2015, we had outstanding contracts associated with these anticipated transactions with a notional amount of $13 million.

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

Interest Rate Swaps
In September 2016, we entered into an interest rate swap with a notional amount of $300 million to mitigate the interest rate risk associated with our $300 million variable-rate term loans. The swap is designated as a cash flow hedge. The effective portion of the gain or loss on the cash flow hedge is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. Under the terms of the swap agreement, we pay fixed-rate interest of 0.8826% and receive variable-rate interest based on one-month LIBOR. The variable interest rate resets monthly.
The valuation of our interest rate swap is based on the income approach using a model with inputs that are observable or that can be derived from or corroborated by observable market data.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The fair value of our derivative instruments at December 31, 2016 and 2015 was as follows:

		December 31,
Designation of Derivatives	Balance Sheet Location	2016	2015
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$487	$217
	Accounts payable and accrued liabilities	(136)	(208)

Interest rate swaps	Other non-current assets	1,588	—

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	150	1,499
	Accounts payable and accrued liabilities	(3,581)	(5,179)

	Total derivative assets	2,225	1,716
	Total derivative liabilities	(3,717)	(5,387)
	Total net derivative liability	$(1,492)	$(3,671)

The amounts included in AOCI at December 31, 2016 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.

The following represents the results of cash flow hedging relationships for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2016	2015		2016	2015
Foreign exchange contracts	$496	$887	Revenue	$(68)	$1,082
			Cost of sales	222	558
Interest Rate Swap	$1,588	$—	Interest Expense	—	—
				$154	$1,640
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at December 31, 2016 mature over the next three months.

The following represents the results of our non-designated derivative instruments for the years ended December 31, 2016 and 2015:

		Year Ended December 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2016	2015
Foreign exchange contracts	Selling, general and administrative expense	$(2,382)	$(6,849)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At December 31, 2016, the maximum amount of collateral that we would have been required to post had the credit-risk-related contingent features been triggered was not material.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations. The inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
Carrying value	$3,364,890	$2,950,668
Fair value	$3,412,581	$3,084,561

9. Supplemental Balance Sheet Information
The following table shows selected balance sheet information at December 31, 2016 and 2015:

	December 31,
	2016	2015
Other assets:
Long-term investments	$425,732	$412,369
Other	99,041	113,522
Total	$524,773	$525,891

Accounts payable and accrued liabilities:
Accounts payable	$293,538	$302,113
Customer deposits	688,772	665,339
Employee related liabilities	205,901	255,893
Other	190,611	224,976
Total	$1,378,822	$1,448,321

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

10. Restructuring Charges and Asset Impairments
The table below shows the activity in our restructuring reserves for the years ended December 31, 2016 and 2015:

	Severance and benefits costs	Other exit costs	Total
Balance at December 31, 2014	$81,836	$8,343	$90,179
Expenses, net	19,078	251	19,329
Cash payments	(57,214)	(4,872)	(62,086)
Balance at December 31, 2015	43,700	3,722	47,422
Expenses, net	44,510	1,655	46,165
Cash payments	(59,834)	(5,096)	(64,930)
Balance at December 31, 2016	$28,376	$281	$28,657
Restructuring charges also include pension settlement charges of $2 million and $1 million in 2016 and 2015, respectively.
The majority of the remaining restructuring reserves are expected to be paid over the next 12-24 months. Due to certain international labor laws and long-term lease agreements, some payments will extend beyond 24 months. We expect to fund these payments from cash flows from operations.

Asset impairment
In 2016, asset impairment charges consist primarily of a loss of $5 million from the sale of a facility and an impairment charge of $4 million related to another facility. During 2015, we sold our world headquarters building for $39 million and recorded a loss on the sale of $5 million. The loss was recognized in restructuring charges and asset impairments, net in the Consolidated Statements of Income.

11. Debt

		December 31,
	Interest rate	2016	2015
Commercial paper	variable	$—	$90,000
Notes due January 2016	4.75%	—	370,914
Notes due September 2017	5.75%	385,109	385,109
Notes due March 2018	5.6%	250,000	250,000
Notes due May 2018	4.75%	350,000	350,000
Notes due March 2019	6.25%	300,000	300,000
Notes due October 2021	3.375%	600,000	—
Notes due March 2024	4.625%	500,000	500,000
Notes due January 2037	5.25%	115,041	115,041
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	450,000	150,000
Other debt		5,677	15,758
Principal amount		3,380,827	2,951,822
Less: unamortized discount and issuance costs		28,796	23,617
Plus: unamortized interest rate swap proceeds		12,859	22,463
Total debt		3,364,890	2,950,668
Less: current portion long-term debt		614,485	461,085
Long-term debt		$2,750,405	$2,489,583

In January 2016, we borrowed $300 million under a term loan agreement and applied the proceeds to the repayment of the $371 million 4.75% notes due January 2016. The new term loans bear interest at the applicable Eurodollar Rate plus 1.5% (1.25% at issuance) and

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

mature in December 2020. The effective interest rate of these loans at December 31, 2016 were 2.2%. In September 2016, we entered into an interest rate swap with a notional amount of $300 million to mitigate the interest rate risk associated with these variable rate term loans. Under the terms of the swap agreement, we pay fixed rate interest of 0.8826% and receive variable rate interest based on one-month LIBOR. The variable rate resets monthly.

In March 2016, we satisfied certain employment obligations stipulated in the State of Connecticut Department of Economic and Community Development loan (issued in 2014), and under the terms of the loan, $10 million was forgiven. We recorded loan forgiveness income in selling, general and administrative expenses.

In September 2016, we issued $600 million of 3.375% fixed-rate notes due in October 2021. Interest is payable semi-annually and is subject to adjustment from time to time if either Moody's or S&P (or a substitute ratings agency) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the notes. The notes mature in October 2021, but may be redeemed, at our option, in whole or in part, at any time or from time to time, at par plus accrued and unpaid interest. The proceeds were used to repay approximately $300 million of outstanding commercial paper and redeem noncontrolling interests for $300 million (see Note 14).

The 4.625% Notes due March 2024 may be redeemed, at any time, at our option, in whole or in part, at par plus accrued interest and a make-whole payment.

The 6.7% Notes due March 2043 may be redeemed, at our option, in whole or in part, at par plus accrued interest any time on or after March 2018, respectively.

The 5.25% Notes due 2037 provided bondholders the ability to redeem, in whole or in part, at par plus accrued interest, the notes in January 2017. In December 2016, we were notified that $79 million of these notes would be redeemed by bondholders.

We have a commercial paper program and a committed credit facility of $1 billion to support commercial paper issuances. There were no outstanding commercial paper borrowings as of December 31, 2016. There were $90 million of commercial paper borrowings at December 31, 2015. The credit facility expires in January 2020.

Annual maturities of outstanding debt at December 31, 2016 are as follows:

2017	$614,485
2018	600,177
2019	300,177
2020	300,147
2021	600,000
Thereafter	965,841
Total	$3,380,827

12. Retirement Plans and Postretirement Medical Benefits
We provide certain retirement benefits to our U.S. employees hired prior to January 1, 2005 and to eligible employees outside the U.S. under various defined benefit retirement plans. Benefit accruals under most of our significant defined benefit plans have been frozen.
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Retirement Plans
The benefit obligations and funded status of defined benefit pension plans are as follows:

	United States		Foreign
	2016	2015	2016	2015
Accumulated benefit obligation	$1,677,288	$1,688,982	$675,566	$635,600

Projected benefit obligation
Benefit obligation - beginning of year	$1,689,885	$1,868,176	$647,112	$715,287
Service cost	105	134	2,148	2,229
Interest cost	73,699	74,331	21,886	24,261
Plan participants' contributions	—	—	6	8
Actuarial loss (gain)	31,764	(131,179)	127,054	(15,375)
Foreign currency changes	—	—	(88,138)	(53,945)
Plan amendments	—	(428)	—	—
Settlement / curtailment	(5,887)	(3,678)	—	—
Special termination benefits	—	—	(423)	79
Benefits paid	(111,469)	(117,471)	(21,473)	(25,432)
Benefit obligation - end of year	$1,678,097	$1,689,885	$688,172	$647,112

Fair value of plan assets available for benefits
Fair value of plan assets - beginning of year	$1,460,790	$1,593,463	$530,112	$574,992
Actual return on plan assets	110,954	(19,173)	68,067	11,383
Company contributions	9,694	7,649	40,872	14,194
Plan participants' contributions	—	—	6	8
Settlement / curtailment	(5,887)	(3,678)	(423)	—
Foreign currency changes	—	—	(69,871)	(45,033)
Benefits paid	(111,469)	(117,471)	(21,473)	(25,432)
Fair value of plan assets - end of year	$1,464,082	$1,460,790	$547,290	$530,112

Amounts recognized in the Consolidated Balance Sheets
Noncurrent asset	$310	$271	$11,744	$11,566
Current liability	(7,937)	(9,088)	(1,045)	(1,031)
Noncurrent liability	(206,388)	(220,277)	(151,581)	(127,535)
Funded status	$(214,015)	$(229,094)	$(140,882)	$(117,000)
Information provided in the table below is only for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2016 and 2015:

	United States		Foreign
	2016	2015	2016	2015
Projected benefit obligation	$1,677,675	$1,689,476	$578,588	$540,984
Accumulated benefit obligation	$1,676,866	$1,688,573	$565,992	$529,593
Fair value of plan assets	$1,463,350	$1,460,111	$425,962	$412,418

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Pretax amounts recognized in AOCI consist of:
	United States		Foreign
	2016	2015	2016	2015
Net actuarial loss	$873,523	$880,123	$342,169	$255,994
Prior service credit	(452)	(512)	(667)	(740)
Transition asset	—	—	(32)	(40)
Total	$873,071	$879,611	$341,470	$255,214

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2017 are as follows:

	United States	Foreign
Net actuarial loss	$29,071	$8,279
Prior service credit	(60)	(77)
Transition asset	—	(8)
Total	$29,011	$8,194

The components of net periodic benefit cost (income) for defined benefit pension plans were as follows:

	United States			Foreign
	2016	2015	2014	2016	2015	2014
Service cost	$105	$134	$6,908	$2,148	$2,229	$3,565
Interest cost	73,699	74,331	77,655	21,886	24,261	28,518
Expected return on plan assets	(101,918)	(104,004)	(103,822)	(32,615)	(35,421)	(39,137)
Amortization of net transition asset	—	—	—	(8)	(9)	(10)
Amortization of prior service (credit) cost	(60)	(60)	9	(73)	(66)	(57)
Amortization of net actuarial loss	27,220	29,272	25,369	5,264	5,926	8,268
Special termination benefits	—	—	—	52	79	1,238
Settlement / curtailment	2,109	1,243	4,528	110	—	—
Net periodic benefit cost (income)	$1,155	$916	$10,647	$(3,236)	$(3,001)	$2,385

Other changes in plan assets and benefit obligations for defined benefit pension plans recognized in other comprehensive income were as follows:

	United States		Foreign
	2016	2015	2016	2015
Net actuarial loss (gain)	$22,728	$(8,003)	$91,549	$8,663
Prior service credit	—	(428)	—	—
Amortization of net actuarial loss	(27,220)	(29,272)	(5,264)	(5,926)
Amortization of prior service credit (cost)	60	60	73	66
Net transition asset	—	—	8	9
Settlement / curtailment	(2,109)	(1,243)	(110)	—
Total recognized in other comprehensive income	$(6,541)	$(38,886)	$86,256	$2,812

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Weighted-average actuarial assumptions used to determine end of year benefit obligations and net periodic benefit cost for defined benefit pension plans include:

	2016			2015			2014
United States
Used to determine benefit obligations
Discount rate	4.2%			4.55%			4.15%
Rate of compensation increase	N/A			N/A			N/A

Used to determine net periodic benefit cost
Discount rate	4.55%			4.15%			4.95%
Expected return on plan assets	7.0%			7.0%			7.0%
Rate of compensation increase	N/A			N/A			3.5%

Foreign
Used to determine benefit obligations
Discount rate	0.70%	-	3.65%	1.15%	-	3.95%	1.10%	-	3.80%
Rate of compensation increase	1.50%	-	2.50%	1.50%	-	3.50%	1.50%	-	3.50%

Used to determine net periodic benefit cost
Discount rate	1.15%	-	3.95%	1.10%	-	3.80%	1.45%	-	4.60%
Expected return on plan assets	3.75%	-	6.51%	4.00%	-	7.00%	3.75%	-	7.50%
Rate of compensation increase	1.50%	-	3.50%	1.50%	-	3.50%	1.50%	-	3.50%

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

During 2017, we anticipate making total contributions of $8 million to our U.S. pension plans and $14 million to our foreign pension plans. We will reassess our funding alternatives as the year progresses.

Investment Strategy and Asset Allocation - U.S. Pension Plans
The investment strategy of our U.S. pension plans is to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligation and the actuarial liabilities and to earn a nominal rate of return of at least 6.75%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to reduce the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage foreign currency exposure. Investments within the private equity and real estate portfolios are comprised of limited partnership units in primary and secondary fund of funds and units in open-ended commingled real estate funds, respectively. These types of investment vehicles are used in an effort to gain greater asset diversification. We do not have any significant concentrations of credit risk within the plan assets. The pension plans' liabilities, investment objectives and investment managers are reviewed periodically. The target asset allocation for 2017, and the actual asset allocations at December 31, 2016 and 2015 for the U.S. pension plans are as follows:

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	Target allocation	Percent of Plan Assets at December 31,
	2017	2016	2015
Asset category
U.S. equities	15%	17%	12%
Non-U.S. equities	15%	13%	10%
Fixed income	60%	60%	68%
Real estate	5%	6%	6%
Private equity	5%	4%	4%
Total	100%	100%	100%

Investment Strategy and Asset Allocation - Foreign Pension Plans
Our foreign pension plan assets are managed by outside investment managers and monitored regularly by local trustees and our corporate personnel. Investment strategies vary by country and plan, with each strategy tailored to achieve the expected rate of return within an acceptable or appropriate level of risk, depending upon the liability profile of plan participants, local funding requirements, investment markets and restrictions. The U.K. plan represents 75% of the total foreign pension assets. The U.K. pension plan's investment strategy is to maximize returns within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligation and the actuarial liabilities and to earn a nominal rate of return of at least 6.25%. The fund has established a strategic asset allocation policy to achieve these objectives. Investments are diversified across asset classes and within each class to minimize the risk of large losses and are periodically rebalanced. Derivatives, such as swaps, options, forwards and futures contracts may be used for market exposure, to alter risk/return characteristics and to manage currency exposure. We do not have any significant concentrations of credit risk within the plan assets. The pension plans' liabilities, investment objectives and investment managers are reviewed periodically. The target asset allocation for 2017, and the actual asset allocations at December 31, 2016 and 2015 for the U.K. pension plan are as follows:

	Target Allocation	Percent of Plan Assets at December 31,
	2017	2016	2015
Asset category
U.K. equities	21%	22%	23%
Non-U.K. equities	19%	19%	20%
Fixed income	40%	41%	40%
Real estate	10%	8%	10%
Diversified growth	10%	9%	5%
Cash	—%	1%	2%
Total	100%	100%	100%

The target asset allocation used to manage the investment portfolios is based on the broad asset categories shown above. The plan asset categories presented in the fair value hierarchy are subsets of the broad asset categories.

The fair value of the U.K. plan assets was $410 million and $399 million at December 31, 2016 and 2015, respectively, and the expected long-term weighted average rate of return on these plan assets was 6.50% in 2016 and 7.0% in 2015.

Fair Value Measurements of Plan Assets
The following tables show, by level within the fair value hierarchy, the financial assets and liabilities that are accounted for at fair value on a recurring basis at December 31, 2016 and 2015, respectively, for the U.S. and foreign pension plans. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect placement within the fair value hierarchy levels. There are no shares of our common stock included in the plan assets of our pension plans.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

United States Pension Plans

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$2,604	$6,609	$—	$9,213
Equity securities	184,254	140,691	—	324,945
Commingled fixed income securities	—	358,776	—	358,776
Debt securities - U.S. and foreign governments, agencies and municipalities	214,068	21,126	—	235,194
Debt securities - corporate	—	367,369	—	367,369
Mortgage-backed securities	—	12,636	1,236	13,872
Asset-backed securities	—	1,436	—	1,436
Private equity	—	—	49,637	49,637
Real estate	—	—	87,852	87,852
Securities lending collateral (1)	—	174,651	—	174,651
Total plan assets at fair value	$400,926	$1,083,294	$138,725	$1,622,945
Securities lending payable (1)				(174,651)
Cash				18,164
Other				(2,376)
Fair value of plan assets available for benefits				$1,464,082

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$7,493	$—	$7,493
Equity securities	174,664	140,270	—	314,934
Commingled fixed income securities	—	205,246	—	205,246
Debt securities - U.S. and foreign governments, agencies and municipalities	143,449	21,424	—	164,873
Debt securities - corporate	—	592,111	—	592,111
Mortgage-backed securities	—	14,810	1,592	16,402
Asset-backed securities	—	2,535	—	2,535
Private equity	—	—	63,577	63,577
Real estate	—	—	82,569	82,569
Securities lending collateral (1)	—	154,690	—	154,690
Total plan assets at fair value	$318,113	$1,138,579	$147,738	$1,604,430
Securities lending payable (1)				(154,690)
Cash				4,072
Other				6,978
Fair value of plan assets available for benefits				$1,460,790
(1) Securities lending collateral is offset by a corresponding securities lending payable amount.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Foreign Plans

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$6,811	$—	$6,811
Equity securities	32,295	181,943	—	214,238
Commingled fixed income securities	—	69,022	—	69,022
Debt securities - U.S. and foreign governments, agencies and municipalities	—	29,363	—	29,363
Debt securities - corporate	—	150,767	—	150,767
Real estate	—	—	34,483	34,483
Diversified growth funds	—	—	36,779	36,779
Derivatives	—	—	—	—
Total plan assets at fair value	$32,295	$437,906	$71,262	$541,463
Cash				4,262
Other				1,565
Fair value of plan assets available for benefits				$547,290

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$—	$7,596	$—	$7,596
Equity securities	33,855	183,110	—	216,965
Commingled fixed income securities	—	138,220	—	138,220
Debt securities - U.S. and foreign governments, agencies and municipalities	—	73,573	—	73,573
Debt securities - corporate	—	27,279	—	27,279
Real estate	—	—	39,177	39,177
Derivatives	—	—	20,513	20,513
Total plan assets at fair value	$33,855	$429,778	$59,690	$523,323
Cash				6,376
Other				413
Fair value of plan assets available for benefits				$530,112

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

Level 3 Gains and Losses
The following table summarizes the changes in the fair value of Level 3 assets for the years ended December 31, 2016 and 2015:

United States Pension Plans

	Mortgage-backed securities	Private equity	Real estate	Total
Balance at December 31, 2014	$2,102	$81,246	$74,747	$158,095
Realized gains	10	14,288	1,027	15,325
Unrealized gains	28	(6,844)	7,043	227
Net purchases, sales and settlements	(548)	(25,113)	(248)	(25,909)
Balance at December 31, 2015	1,592	63,577	82,569	147,738
Realized gains	8	10,200	1,280	11,488
Unrealized gains (losses)	38	(7,540)	4,815	(2,687)
Net purchases, sales and settlements	(402)	(16,600)	(812)	(17,814)
Balance at December 31, 2016	$1,236	$49,637	$87,852	$138,725

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Foreign Pension Plans

	Diversified growth funds	Real estate	Total
Balance at December 31, 2014	$—	$—	$—
Unrealized gains	(119)	(1,685)	(1,804)
Net purchases, sales and settlements	20,632	40,862	61,494
Balance at December 31, 2015	20,513	39,177	59,690
Unrealized gains	2,561	459	3,020
Net purchases, sales and settlements	19,028	1,436	20,464
Foreign currency gain/(loss)	(5,323)	(6,589)	(11,912)
Balance at December 31, 2016	$36,779	$34,483	$71,262

Nonpension Postretirement Benefits
The benefit obligation and funded status for nonpension postretirement benefit plans are as follows:

	2016	2015
Benefit obligation
Benefit obligation - beginning of year	$211,878	$253,980
Service cost	2,046	2,455
Interest cost	7,969	8,799
Plan participants' contributions	4,241	4,332
Actuarial (gain) loss	(13,934)	(31,253)
Foreign currency changes	409	(3,289)
Benefits paid	(22,837)	(23,146)
Benefit obligation - end of year (1)	$189,772	$211,878

Fair value of plan assets
Fair value of plan assets - beginning of year	$—	$—
Company contribution	18,596	18,814
Plan participants' contributions	4,241	4,332
Benefits paid	(22,837)	(23,146)
Fair value of plan assets - end of year	$—	$—

Amounts recognized in the Consolidated Balance Sheets
Current liability	$(18,127)	$(19,406)
Non-current liability	(171,645)	(192,472)
Funded status	$(189,772)	$(211,878)

(1)	The benefit obligation for the U.S. nonpension postretirement plans was $174 million and $198 million at December 31, 2016 and 2015, respectively.

Pretax amounts recognized in AOCI consist of:

	2016	2015
Net actuarial loss	$41,625	$59,174
Prior service cost	1,763	2,060
Total	$43,388	$61,234

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The components of net periodic benefit cost for nonpension postretirement benefit plans were as follows:

	2016	2015	2014
Service cost	$2,046	$2,455	$2,683
Interest cost	7,969	8,799	9,951
Amortization of prior service cost	297	297	159
Amortization of net actuarial loss	3,615	7,528	5,949
Net periodic benefit cost	$13,927	$19,079	$18,742

Other changes in plan assets and benefit obligation for nonpension postretirement benefit plans recognized in other comprehensive income were as follows:

	2016	2015
Net actuarial gain	$(13,934)	$(31,253)
Amortization of net actuarial loss	(3,615)	(7,528)
Amortization of prior service cost	(297)	(297)
Total recognized in other comprehensive income	$(17,846)	$(39,078)

The estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2017 are as follows:

Net actuarial loss	$297
Prior service cost	3,537
Total	$3,834

The weighted-average discount rates used to determine end of year benefit obligation and net periodic pension cost include:

	2016	2015	2014
Discount rate used to determine benefit obligation
U.S.	3.90%	4.20%	3.90%
Canada	3.65%	3.95%	3.80%

Discount rate used to determine net period benefit cost
U.S.	4.20%	3.90%	4.40%
Canada	3.95%	3.80%	4.65%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the U.S. plan was 6.0% for 2016 and 6.0% for 2015. The assumed health care trend rate is 7.0% for 2017 and will gradually decline to 5.0% by the year 2025 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$330	$(276)
Effect on postretirement benefit obligation	$7,295	$(6,212)

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid.

	Pension Benefits	Nonpension Benefits
Years ending December 31,
2017	$126,344	$18,155
2018	126,720	17,450
2019	125,486	16,884
2020	127,550	16,231
2021	125,103	15,640
Thereafter	624,809	65,887
	$1,256,012	$150,247

Savings Plans
We offer voluntary defined contribution plans to our U.S. employees designed to help them accumulate additional savings for retirement. We provide a core contribution to all employees, regardless if they participate in the plan, and match a portion of each participating employees' contribution, based on eligible pay. Total contributions to our defined contribution plans were $32 million in 2016 and $28 million in 2015.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

13. Income Taxes
Income from continuing operations before taxes consisted of the following:

	Years Ended December 31,
	2016	2015	2014
U.S.	$169,493	$516,233	$356,017
International	76,877	94,592	75,179
Total	$246,370	$610,825	$431,196

The provision for income taxes from continuing operations consisted of the following:

	Years Ended December 31,
	2016	2015	2014
U.S. Federal:
Current	$95,598	$115,557	$71,683
Deferred	(1,559)	19,941	6,941
	94,039	135,498	78,624
U.S. State and Local:
Current	9,409	11,243	7,186
Deferred	4,757	16,094	(9,307)
	14,166	27,337	(2,121)
International:
Current	22,872	22,794	32,492
Deferred	742	4,149	3,820
	23,614	26,943	36,312

Total current	127,879	149,594	111,361
Total deferred	3,940	40,184	1,454
Total provision for income taxes	$131,819	$189,778	$112,815

Effective tax rate	53.5%	31.1%	26.2%

The effective tax rate for 2016 includes tax benefits of $15 million from the resolution of tax examinations, $58 million charge associated with the goodwill impairment and a $6 million charge from the establishment of a valuation allowance on tax attribute carryovers.

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

The items accounting for the difference between income taxes computed at the federal statutory rate and our provision for income taxes consist of the following:

	Years Ended December 31,
	2016	2015	2014
Federal statutory provision	$86,229	$213,789	$150,920
State and local income taxes	9,208	17,769	(1,379)
Other impact of foreign operations	(13,806)	(6,492)	(12,668)
Tax incentives/credits/exempt income	(10,735)	(12,130)	(19,232)
Release of other tax uncertainties	—	—	(5,856)
Outside basis differences	—	(27,110)	—
Goodwill impairments	58,022	—	—
Other, net	2,901	3,952	1,030
Provision for income taxes	$131,819	$189,778	$112,815
Other impacts of foreign operations include income of foreign affiliates taxed at rates other than the 35% U.S. statutory rate, the accrual or release of tax uncertainty amounts related to foreign operations, the tax impacts of foreign earnings repatriation and the U.S. foreign tax credit impacts of foreign income taxed in the U.S.. The 2016 goodwill impairment significantly increased the 2016 tax rate as nearly all of the goodwill that was impaired had no tax basis.

Deferred tax liabilities and assets at December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Deferred tax liabilities:
Depreciation	$(93,475)	$(69,622)
Deferred profit (for tax purposes) on sale to finance subsidiary	(98,247)	(108,061)
Lease revenue and related depreciation	(137,665)	(188,231)
Intangible assets	(113,128)	(119,453)
Other	(27,340)	(41,149)
Gross deferred tax liabilities	(469,855)	(526,516)

Deferred tax assets:
Nonpension postretirement benefits	71,101	79,861
Pension	105,564	104,166
Inventory and equipment capitalization	13,318	14,934
Restructuring charges	6,980	14,238
Long-term incentives	17,923	22,111
Net operating loss	97,194	111,351
Tax credit carry forwards	53,181	54,183
Tax uncertainties gross-up	18,273	21,191
Other	79,799	96,412
Gross deferred tax assets	463,333	518,447
Less: Valuation allowance	(127,095)	(132,624)
Net deferred tax assets	336,238	385,823
Total deferred taxes, net	$(133,617)	$(140,693)

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

We have net operating loss carryforwards of $279 million as of December 31, 2016, of which, $225 million can be carried forward indefinitely and the remainder expire over the next 15 years. In addition, we have tax credit carryforwards of $53 million, of which $39 million can be carried forward indefinitely and the remainder expire over the next 10 to 15 years.

As of December 31, 2016 we have not provided for income taxes on $850 million of cumulative undistributed earnings of subsidiaries outside the U.S. as these earnings will be either indefinitely reinvested or remitted substantially free of additional tax. However, we estimate that withholding taxes on such remittances would be $12 million. Determination of the liability that would be incurred if these earnings were remitted to the U.S. is not practicable as there is a significant amount of uncertainty with respect to determining the amount of foreign tax credits and other indirect tax consequences that may arise from the distribution of these earnings.

Uncertain Tax Positions
A reconciliation of the amount of unrecognized tax benefits is as follows:

	2016	2015	2014
Balance at beginning of year	$139,249	$132,495	$172,594
Increases from prior period positions	—	7,637	9,090
Decreases from prior period positions	(21,207)	(16,753)	(33,692)
Increases from current period positions	10,867	23,533	17,704
Decreases relating to settlements with tax authorities	(1,791)	(3,831)	(22,127)
Reductions from lapse of applicable statute of limitations	(2,390)	(3,832)	(11,074)
Balance at end of year	$124,728	$139,249	$132,495
The amount of the unrecognized tax benefits at December 31, 2016, 2015 and 2014 that would affect the effective tax rate if recognized was $104 million, $117 million and $109 million, respectively.

On a regular basis, we conclude tax return examinations, statutes of limitations expire, and court decisions interpret tax law. We regularly assess tax uncertainties in light of these developments. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to 25% of our unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. We recognized interest and penalties of less than $1 million, $(4) million and $2 million related to uncertain tax positions in our provision for income taxes for the years ended December 31, 2016, 2015 and 2014, respectively. We had $9 million and $10 million accrued for the payment of interest and penalties at December 31, 2016 and 2015, respectively.

Other Tax Matters
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. The IRS examinations of our consolidated U.S. income tax returns for tax years prior to 2012 are closed to audit. Additionally, in the U.S. we are subject to examination on various post-2006 State and Local taxes. In Canada, the examination of our tax filings prior to 2011 are closed to audit, except for the pending application of legal principles to specific issues arising in earlier years. Other significant jurisdictions include France, closed through the end of 2012, Germany, closed through the end of 2011 and the U.K., closed through the end of 2011, except for an item under appeal. We have other less significant tax filings currently subject to examination.
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

14. Noncontrolling Interests (Preferred Stockholders’ Equity in Subsidiaries)
We redeemed all of the PBIH Preferred Stock, which had a recorded balance of $296 million, for $300 million on November 1, 2016. The excess was recorded to Preferred stock dividends of subsidiaries attributable to noncontrolling interests. Prior to the redemption, Pitney Bowes International Holdings, Inc. (PBIH), a subsidiary of the company, had 300,000 shares of outstanding perpetual voting preferred stock valued at $300 million held by certain institutional investors (PBIH Preferred Stock). The PBIH Preferred Stock was entitled to cumulative dividends at a rate of 6.125%. The holders of PBIH Preferred Stock were entitled as a group to 25% of the combined voting power of all classes of capital stock of PBIH. All outstanding common stock of PBIH, representing the remaining 75% of the combined voting power of all classes of capital stock, was owned directly or indirectly by the company.

15. Commitments and Contingencies
In the ordinary course of business, we are routinely defendants in, or party to, a number of pending and threatened legal actions. These may involve litigation by or against us relating to, among other things, contractual rights under vendor, insurance or other contracts; intellectual property or patent rights; equipment, service, payment or other disputes with clients; or disputes with employees. Some of these actions may be brought as a purported class action on behalf of a purported class of employees, clients or others. In management's opinion, it is not reasonably possible that the potential liability, if any, that may result from these actions, either individually or collectively, will have a material effect on our financial position, results of operations or cash flows. However, as litigation is inherently unpredictable, there can be no assurances in this regard.

16. Leases
We lease office facilities, sales and service offices, equipment and other properties under operating lease agreements with varying terms. Certain leases require us to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense was $45 million, $47 million and $55 million in 2016, 2015 and 2014, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2016 were as follows:

Years ending December 31,
2017	$45,892
2018	39,953
2019	31,191
2020	20,519
2021	12,670
Thereafter	38,720
Total minimum lease payments	$188,945

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

17. Stockholders' (Deficit) Equity
Preferred and Preference Stock
We have two classes of preferred stock issued and outstanding: the 4% Preferred Stock (the Preferred Stock) and the $2.12 Preference Stock (the Preference Stock). The Preferred Stock is entitled to cumulative dividends of $2 per year and can be converted into 24.24 shares of common stock, subject to adjustment, in certain events. The Preferred Stock is redeemable at our option at a price of $50 per share, plus dividends accrued through the redemption date. We are authorized to issue 600,000 shares of Preferred Stock. There were 12 shares of Preferred Stock outstanding at December 31, 2016 and 2015, respectively. There are no unpaid dividends in arrears.

The Preference Stock is entitled to cumulative dividends of $2.12 per year and can be converted into 16.53 shares of common stock, subject to adjustment, in certain events. The Preference Stock is redeemable at our option at a price of $28 per share. We are authorized to issue 5,000,000 shares of Preference Stock. At December 31, 2016 and 2015, there were 17,832 shares and 18,660 shares outstanding, respectively. There are no unpaid dividends in arrears.

Common and Treasury Stock
The following table summarizes the changes in shares of Common Stock outstanding and Treasury Stock:

	Common Stock Outstanding	Treasury Stock
Balance at December 31, 2013	202,082,522	121,255,390
Repurchases of common stock	(1,863,262)	1,863,262
Issuance of common stock	781,032	(781,032)
Conversions to common stock	27,672	(27,672)
Balance at December 31, 2014	201,027,964	122,309,948
Repurchases of common stock	(6,476,796)	6,476,796
Issuance of common stock	943,686	(943,686)
Conversions to common stock	26,354	(26,354)
Balance at December 31, 2015	195,521,208	127,816,704
Repurchases of common stock	(10,633,235)	10,633,235
Issuance of common stock	767,060	(767,060)
Conversions to common stock	13,685	(13,685)
December 31, 2016	185,668,718	137,669,194

At December 31, 2016, 32,453,416 shares were reserved for issuance under our stock plans, dividend reinvestment program and the conversion of Preferred Stock and Preference Stock.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

18. Accumulated Other Comprehensive Income (Loss)
Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Amounts Reclassified from AOCI (a)
	Years Ended December 31,
	2016	2015	2014
Gains (losses) on cash flow hedges
Revenue	$68	$1,082	$1,276
Cost of sales	(222)	551	(140)
Interest expense	(2,028)	(2,028)	(2,028)
Total before tax	(2,182)	(395)	(892)
Tax benefit	(850)	(164)	(347)
Net of tax	$(1,332)	$(231)	$(545)

Gains (losses) on available for sale securities
Interest income	$(1,126)	$1,134	$(1,149)
Tax provision (benefit)	(433)	419	(424)
Net of tax	$(693)	$715	$(725)

Pension and Postretirement Benefit Plans (b)
Transition asset	$8	$9	$10
Prior service costs	(164)	(171)	(111)
Actuarial losses	(38,370)	(43,969)	(43,702)
Total before tax	(38,526)	(44,131)	(43,803)
Tax benefit	(14,430)	(15,966)	(15,643)
Net of tax	$(24,096)	$(28,165)	$(28,160)
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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Cash flow hedges	Available-for-sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance January 1, 2014	$(6,380)	$(1,769)	$(601,421)	$35,014	$(574,556)
Other comprehensive income (loss) before reclassifications (a)	1,146	4,010	(212,818)	(89,584)	(297,246)
Amounts reclassified from accumulated other comprehensive income (loss) (a), (b)	545	725	28,160	(3,784)	25,646
Net other comprehensive income (loss)	1,691	4,735	(184,658)	(93,368)	(271,600)
Balance at December 31, 2014	(4,689)	2,966	(786,079)	(58,354)	(846,156)
Other comprehensive income (loss) before reclassifications (a)	546	(1,715)	19,146	(91,436)	(73,459)
Amounts reclassified from accumulated other comprehensive income (loss) (a), (b), (c)	231	(715)	28,165	3,299	30,980
Net other comprehensive income (loss)	777	(2,430)	47,311	(88,137)	(42,479)
Balance at December 31, 2015	(3,912)	536	(738,768)	(146,491)	(888,635)
Other comprehensive income (loss) before reclassifications (a)	1,095	(1,109)	(73,141)	(4,464)	(77,619)
Amounts reclassified from accumulated other comprehensive income (loss) (a), (b), (c)	1,332	693	24,096	—	26,121
Net other comprehensive income (loss)	2,427	(416)	(49,045)	(4,464)	(51,498)
Balance at December 31, 2016	$(1,485)	$120	$(787,813)	$(150,955)	$(940,133)
(a)     Amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
(b)     See table above for additional details of these reclassifications.

(c)	Foreign currency item amount represents the recognition of deferred translation upon the sale of certain businesses.

19. Stock-Based Compensation Plans
The following table shows stock-based compensation expense included in the Consolidated Statements of Income:

	Years Ended December 31,
	2016	2015	2014
Cost of equipment sales	$525	$998	$1,004
Cost of software	131	211	95
Cost of support services	394	786	607
Cost of business services	525	845	694
Selling, general and administrative	12,127	16,460	14,028
Research and development	1,180	1,749	1,018
Restructuring	275	—	—
Stock-based compensation expense	15,157	21,049	17,446
Tax benefit	(5,820)	(8,083)	(6,699)
Stock-based compensation expense, net of tax	$9,337	$12,966	$10,747

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Stock Plans
We have a long-term incentive program whereby eligible employees may be granted restricted stock units, non-qualified stock options, other stock-based awards, cash or any combination thereof. The Executive Compensation Committee of the Board of Directors administers these plans. We settle employee stock compensation awards with treasury shares. At December 31, 2016, there were 18,361,915 shares available for future grants under our long-term incentive program.

Restricted Stock Units
Restricted stock units (RSUs) entitle the holder to shares of common stock as the units vest, typically over a three year service period. The following table summarizes information about restricted stock units during 2016 and 2015:

	2016		2015
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Outstanding - beginning of the year	1,727,214	$18.30	1,819,239	$16.41
Granted	826,546	17.20	809,436	21.15
Vested	(822,290)	19.91	(802,284)	16.88
Forfeited	(122,011)	19.97	(99,177)	17.93
Outstanding - end of the year	1,609,459	$17.50	1,727,214	$18.30

The fair value of RSUs is determined based on the stock price on the grant date less the present value of expected dividends. At December 31, 2016, there was $9 million of unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.6 years. The intrinsic value of RSUs outstanding at December 31, 2016 was $23 million. The intrinsic value of RSUs vested during 2016, 2015 and 2014 was $14 million, $18 million and $18 million, respectively. The fair value of RSUs vested during 2016, 2015 and 2014 was $21 million, $14 million and $10 million, respectively. During 2014, we granted 685,994 RSUs at a weighted average fair value of $23.62.
Non-employee directors receive restricted stock units which are convertible into shares of common stock one year from date of grant. In 2016 and 2015, we granted 54,855 and 12,824 restricted stock units, respectively, to non-employee directors.

Performance Stock Units
The following table summarizes share information about Performance stock units (PSUs) during 2016:

	Years Ended December 31,
	2016	2015
Outstanding - beginning of the year	1,107,515	606,715
Granted	889,599	725,330
Performance adjustments	(1,400,425)	(188,774)
Forfeited	(216,791)	(35,756)
Outstanding - end of the year	379,898	1,107,515

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

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

As a result of current year and projected company performance against pre-established targets for the PSU awards, our current estimate of the number of shares that will ultimately be awarded is significantly less than our estimate at the beginning of the year. At December 31, 2016, there was no unrecognized compensation cost related to currently outstanding PSU awards.

Stock Options
Stock options may be granted to certain officers and employees at an exercise price equal to or greater than the stock price of our common stock on the grant date. Options vest ratably over three or four years and expire ten years from the date of grant. At December 31, 2016, there was less than $3 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.0 years. The intrinsic value of options outstanding and options exercisable at December 31, 2016 was not significant. No stock options were exercised in 2015 or 2016.

The following table summarizes information about stock option activity during 2016 and 2015:

	2016		2015
	Shares	Per share weighted average exercise prices	Shares	Per share weighted average exercise prices
Options outstanding - beginning of the year	8,771,600	$31.26	10,708,694	$34.27
Granted	1,758,760	16.87	200,000	24.79
Canceled	(157,176)	19.48	(100,200)	31.59
Expired	(1,250,422)	42.62	(2,036,894)	46.42
Options outstanding - end of the year	9,122,762	$27.13	8,771,600	$31.26
Options exercisable - end of the year	7,140,772	$27.47	8,054,932	$32.14

The following table provides additional information about stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of per share exercise prices	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life	Shares	Per share weighted-average exercise price	Weighted-average remaining contractual life
$13.39 - $22.99	3,926,391	$18.82	6.5	2,197,735	$20.22	4.6
$23.00 - $30.99	2,511,223	25.26	3.8	2,257,889	25.33	3.23
$31.00 - $45.99	2,055,824	37.89	.88	2,055,824	38.90	.88
$46.00 - $48.03	629,324	48.03	.09	629,324	48.00	.90
	9,122,762	$27.13	4.1	7,140,772	$29.66	2.7

We estimate the fair value of stock options using a Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the volatility of our stock price, a risk-free interest rate, the expected dividend yield and expected life of the award. The risk-free interest rate is based on U.S. treasuries with a term equal to the expected option term. The expected stock price volatility, life of the award and expected dividend yield are based on historical experience. In 2014 there were no stock options granted.

The follow table lists the weighted average of assumptions used to calculate the fair value of stock options granted during 2016 and 2015:

	Years Ended December 31,
	2016	2015
Expected dividend yield	4.5%	3.4%
Expected stock price volatility	29.0%	29.0%
Risk-free interest rate	1.6%	2.0%
Expected life	7 years	7.0 years
Weighted-average fair value per option granted	$2.85	$3.38
Fair value of options granted (in thousands)	$5,013	$676

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

Employee Stock Purchase Plan
We maintain a non-compensatory Employee Stock Purchase Plan that enables substantially all U.S. and Canadian employees to purchase shares of our common stock at an offering price of 95% of the average market price on the offering date. At no time will the exercise price be less than the lowest price permitted under Section 423 of the Internal Revenue Code. Employees purchased 147,680 shares and 131,769 shares in 2016 and 2015, respectively. We have reserved 2,921,057 common shares for future purchase under the ESPP.

20. Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016
Revenue	$844,589	$835,886	$839,031	$887,069	$3,406,575
Cost of revenues	365,241	372,144	376,987	400,306	1,514,678
Operating expenses (1)	379,684	370,504	368,451	526,888	1,645,527
Income from continuing operations before income taxes	99,664	93,238	93,593	(40,125)	246,370
Provision for income taxes	37,024	33,394	23,197	38,204	131,819
Income from continuing operations	62,640	59,844	70,396	(78,329)	114,551
Loss from discontinued operations	—	(1,660)	(291)	(750)	(2,701)
Net income before attribution of noncontrolling interests	62,640	58,184	70,105	(79,079)	111,850
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,594	4,593	5,264	19,045
Net income - Pitney Bowes Inc.	$58,046	$53,590	$65,512	$(84,343)	$92,805

Amounts attributable to common stockholders:
Income from continuing operations	$58,046	$55,250	$65,803	$(83,593)	$95,506
Loss from discontinued operations	—	(1,660)	(291)	(750)	(2,701)
Net income - Pitney Bowes Inc.	$58,046	$53,590	$65,512	$(84,343)	$92,805
Basic earnings per share attributable to common stockholders (2):
Continuing operations	$0.30	$0.29	$0.35	$(0.45)	$0.51
Discontinued operations	—	(0.01)	—	—	(0.01)
Net income - Pitney Bowes Inc.	$0.30	$0.28	$0.35	$(0.45)	$0.49
Diluted earnings per share attributable to common stockholders (2):
Continuing operations	$0.30	$0.29	$0.35	$(0.45)	$0.51
Discontinued operations	—	(0.01)	—	—	(0.01)
Net income - Pitney Bowes Inc.	$0.30	$0.28	$0.35	$(0.45)	$0.49

(1)	Fourth quarter operating expense amount include an adjustment to reverse previously recognized variable compensation expense of $36 million and a non-cash goodwill impairment charge of $171 million

(2)	The sum of the earnings per share amounts may not equal the totals due to rounding.

PITNEY BOWES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015
Revenue	$890,681	$880,891	$869,541	$936,947	$3,578,060
Cost of revenues	390,525	385,182	376,205	406,679	1,558,591
Operating expenses	364,560	286,256	356,784	401,044	1,408,644
Income from continuing operations before income taxes	135,596	209,453	136,552	129,224	610,825
Provision for income taxes	50,547	52,351	42,676	44,204	189,778
Income from continuing operations	85,049	157,102	93,876	85,020	421,047
Income from discontinued operations	157	(739)	—	5,853	5,271
Net income before attribution of noncontrolling interests	85,206	156,363	93,876	90,873	426,318
Less: Preferred stock dividends of subsidiaries attributable to noncontrolling interests	4,594	4,593	4,594	4,594	18,375
Net income - Pitney Bowes Inc.	$80,612	$151,770	$89,282	$86,279	$407,943

Amounts attributable to common stockholders:
Income from continuing operations	$80,455	$152,509	$89,282	$80,426	$402,672
Income from discontinued operations	157	(739)	—	5,853	5,271
Net income - Pitney Bowes Inc.	$80,612	$151,770	$89,282	$86,279	$407,943
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$0.40	$0.76	$0.45	$0.40	$2.01
Discontinued operations	—	—	—	0.03	0.03
Net income - Pitney Bowes Inc.	$0.40	$0.75	$0.45	$0.43	$2.04
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$0.40	$0.75	$0.44	$0.41	$2.00
Discontinued operations	—	—	—	0.03	0.03
Net income - Pitney Bowes Inc.	$0.40	$0.75	$0.44	$0.44	$2.03

(1)	The sum of the earnings per share amounts may not equal the totals due to rounding.

PITNEY BOWES INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

Description	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year

Allowance for doubtful accounts
2016	$9,997	$6,797	$(2,422)	$14,372
2015	$12,455	$430	$(2,888)	$9,997
2014	$13,149	$3,197	$(3,891)	$12,455

Valuation allowance for deferred tax asset
2016	$132,624	$6,523	$(12,052)	$127,095
2015	$116,935	$21,232	$(5,543)	$132,624
2014	$122,780	$636	$(6,481)	$116,935