Form 10-Q
period 2017-03-31
PITNEY BOWES INC /DE/
filed 2017-05-03
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 26, 2017, 186,500,998 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue:
Equipment sales	$162,974	$159,361
Supplies	66,818	72,051
Software	77,867	78,058
Rentals	99,870	104,090
Financing	85,745	97,423
Support services	118,847	128,260
Business services	224,519	205,346
Total revenue	836,640	844,589
Costs and expenses:
Cost of equipment sales	69,562	71,539
Cost of supplies	21,471	20,690
Cost of software	25,308	26,815
Cost of rentals	20,662	20,495
Financing interest expense	12,974	14,915
Cost of support services	73,354	75,249
Cost of business services	150,843	135,538
Selling, general and administrative	306,303	326,882
Research and development	31,856	26,568
Restructuring charges and asset impairments, net	2,082	6,933
Interest expense, net	25,676	19,301
Total costs and expenses	740,091	744,925
Income before income taxes	96,549	99,664
Provision for income taxes	31,416	37,024
Net income	65,133	62,640
Less: Preferred stock dividends attributable to noncontrolling interests	—	4,594
Net income attributable to Pitney Bowes Inc.	$65,133	$58,046
Earnings per share attributable to common stockholders:
Basic	$0.35	$0.30
Diluted	$0.35	$0.30
Dividends declared per share of common stock	$0.1875	$0.1875

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$65,133	$62,640
Less: Preferred stock dividends attributable to noncontrolling interests	—	4,594
Net income attributable to Pitney Bowes Inc.	65,133	58,046
Other comprehensive income, net of tax:
Foreign currency translations	19,915	39,849
Net unrealized gain (loss) on cash flow hedges, net of tax of $353 and $(18), respectively	576	(28)
Net unrealized gain on investment securities, net of tax of $344 and $2,029, respectively	585	3,454
Adjustments to pension and postretirement plans, net of tax of $(304) and $(777), respectively	(1,482)	(1,230)
Amortization of pension and postretirement costs, net of tax of $3,517 and $3,799, respectively	6,708	6,748
Other comprehensive income, net of tax	26,302	48,793
Comprehensive income attributable to Pitney Bowes Inc.	$91,435	$106,839

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$739,553	$764,522
Short-term investments	43,895	38,448
Accounts receivable (net of allowance of $14,613 and $14,372, respectively)	389,990	455,527
Short-term finance receivables (net of allowance of $13,844 and $13,323, respectively)	853,390	893,950
Inventories	115,638	92,726
Current income taxes	11,919	11,373
Other current assets and prepayments	78,749	68,637
Total current assets	2,233,134	2,325,183
Property, plant and equipment, net	319,899	314,603
Rental property and equipment, net	178,281	188,054
Long-term finance receivables (net of allowance of $5,986 and $7,177, respectively)	664,630	673,207
Goodwill	1,583,302	1,571,335
Intangible assets, net	159,200	165,172
Noncurrent income taxes	78,946	74,806
Other assets	529,779	524,773
Total assets	$5,747,171	$5,837,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,317,532	$1,378,822
Current income taxes	49,933	34,434
Current portion of long-term debt	785,287	614,485
Advance billings	295,688	299,878
Total current liabilities	2,448,440	2,327,619
Deferred taxes on income	210,604	204,289
Tax uncertainties and other income tax liabilities	61,195	61,276
Long-term debt	2,499,025	2,750,405
Other noncurrent liabilities	574,245	597,204
Total liabilities	5,793,509	5,940,793

Commitments and contingencies (See Note 12)

Stockholders’ deficit:
Cumulative preferred stock, $50 par value, 4% convertible	1	1
Cumulative preference stock, no par value, $2.12 convertible	478	483
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	126,564	148,125
Retained earnings	5,138,300	5,107,734
Accumulated other comprehensive loss	(913,831)	(940,133)
Treasury stock, at cost (137,029,999 and 137,669,194 shares, respectively)	(4,721,188)	(4,743,208)
Total Pitney Bowes Inc. stockholders’ deficit	(46,338)	(103,660)
Total liabilities and stockholders’ deficit	$5,747,171	$5,837,133

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$65,133	$62,640
Restructuring payments	(12,416)	(21,656)
Special pension plan contributions	—	(36,731)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of businesses	—	2,059
Depreciation and amortization	44,295	44,300
Gain on debt forgiveness	—	(10,000)
Stock-based compensation	5,638	6,303
Restructuring charges and asset impairments, net	2,082	6,933
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Decrease in accounts receivable	67,765	77,629
Decrease in finance receivables	63,390	53,935
Increase in inventories	(22,195)	(11,489)
Increase in other current assets and prepayments	(9,746)	(7,955)
Decrease in accounts payable and accrued liabilities	(32,829)	(110,067)
Increase in current and non-current income taxes	13,542	13,380
(Decrease) increase in advance billings	(9,194)	1,289
Other, net	(21,459)	(7,077)
Net cash provided by operating activities	154,006	63,493
Cash flows from investing activities:
Purchases of available-for-sale securities	(34,308)	(31,661)
Proceeds from sales/maturities of available-for-sale securities	34,396	46,209
Capital expenditures	(35,920)	(40,670)
Acquisition of businesses, net of cash acquired	(7,889)	(13,371)
Change in reserve account deposits	(19,346)	(16,253)
Other investing activities	(5,803)	(4,786)
Net cash used in investing activities	(68,870)	(60,532)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	300,000
Principal payments of long-term debt	(79,278)	(370,952)
Net change in short-term borrowings	—	179,550
Dividends paid to stockholders	(34,567)	(36,010)
Common stock repurchases	—	(128,451)
Other financing activities	(5,658)	(4,962)
Net cash used in financing activities	(119,503)	(60,825)
Effect of exchange rate changes on cash and cash equivalents	9,398	19,906
Decrease in cash and cash equivalents	(24,969)	(37,958)
Cash and cash equivalents at beginning of period	764,522	640,190
Cash and cash equivalents at end of period	$739,553	$602,232
Cash interest paid	$52,989	$59,566
Cash income tax payments, net of refunds	$18,511	$25,585

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2016 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In management's opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017. These statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2016 (2016 Annual Report).
In the fourth quarter of 2016, we determined that certain investments were classified as cash and cash equivalents. Accordingly, the Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2016 has been revised to reduce beginning cash and cash equivalents by $10 million and ending cash and cash equivalents by $11 million with corresponding change to other investing activities.
New Accounting Pronouncements - Standards Adopted in 2017
In January 2017, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2017-04, Intangibles - Goodwill and Other (Topic 350),  Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the current two-step goodwill impairment test and requires only a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit).  The ASU is effective for interim and annual periods beginning after December 15, 2019, and is required to be applied prospectively. We elected to early adopt this standard effective January 1, 2017.  The adoption of this standard had no impact on our consolidated financial statements or disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. We retroactively adopted this ASU effective January 1, 2017. Accordingly, the Condensed Consolidated Statement of Cash Flows as of March 31, 2016 has been recast to increase net cash provided by operating activities and net cash used in financing activities by $5 million.
In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost and net realizable value (estimated selling price less reasonably predictable costs of completion, disposal and transportation). Inventory measured using the last-in, first-out (LIFO) basis is not impacted by the new guidance. This standard became effective January 1, 2017 and there was no impact on our consolidated financial statements or disclosures.
New Accounting Pronouncements - Standards Not Yet Adopted
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Benefit Cost. The ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are to be presented separately, in an appropriately titled line item outside of any subtotal of operating income or disclosed in the footnotes. The standard also limits the amount eligible for capitalization to the service cost component. The standard is effective for interim and annual periods beginning after December 15, 2017 and we are currently assessing the impact this standard will have on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-06 – Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting. The ASU requires separate disclosure in the statement of net assets available for benefits and the statement of changes in net assets available for benefits of changes in any interests held in a Master Trust and other enhanced disclosures. The standard is effective for interim and annual

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

periods beginning after December 15, 2018 and we are currently evaluating the impact of this standard on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for interim and annual periods beginning after December 15, 2017. The impact on our consolidated financial statements will depend on the facts and circumstances of any specific future transactions.
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
In August, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU is intended to reduce diversity in practice in the presentation and classification of certain cash receipts and cash payments by providing guidance on eight specific cash flow issues. The ASU is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted, including adoption during an interim period. We are currently assessing the impact this standard will have on our consolidated statement of cash flows.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue for the transfer of goods and services to customers in amounts that reflect the consideration the company expects to receive in exchange for those goods and services.  In addition, the standard requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue.  There were several amendments to the standard during 2016, including clarification of the accounting for licenses of intellectual property and identifying performance obligations. The standard is effective beginning January 1, 2018 and can be adopted either retrospectively to each reporting period presented or on a modified retrospective basis with a cumulative effect adjustment at the date of the initial application. We plan to adopt the standard retrospectively with a cumulative effect adjustment.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

2. Segment Information
Effective January 1, 2017, we revised our segment reporting to reflect a change in how we manage and report office shipping solutions, which were previously reported within the Global Ecommerce segment. The needs of retail and ecommerce clients are different from those of office shipping clients. Accordingly, the results for office shipping solutions are now reported within Small & Medium Business Solutions and the retail and ecommerce shipping solutions remain in Global Ecommerce. Prior period results have been recast to conform to our current segment presentation. The principal products and services of each of our reportable segments are as follows:
Small & Medium Business Solutions:
North America Mailing: Includes the revenue and related expenses from mailing and office shipping solutions, financing services, and supplies for small and medium businesses to efficiently create physical and digital mail, evidence postage and help simplify and save on the sending, tracking and receiving of letters, parcels and flats in the U.S. and Canada.
International Mailing: Includes the revenue and related expenses from mailing and office shipping solutions, financing services, and supplies for small and medium businesses to efficiently create physical and digital mail, evidence postage and help simplify and save on the sending, tracking and receiving of letters, parcels and flats in areas outside the U.S. and Canada.

Enterprise Business Solutions:
Production Mail: Includes the worldwide revenue and related expenses from the sale of production mail inserting and sortation equipment, high-speed production print systems, supplies and related support services to large enterprise clients to process inbound and outbound mail.
Presort Services: Includes revenue and related expenses from presort mail and parcel services for our large enterprise clients to qualify large mail volumes for postal worksharing discounts.

Digital Commerce Solutions:
Software Solutions: Includes the worldwide revenue and related expenses from the licensing of customer engagement, customer information and location intelligence software solutions and related support services.
Global Ecommerce: Includes the worldwide revenue and related expenses from cross-border ecommerce transactions and domestic retail and ecommerce shipping solutions.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Revenue and EBIT by business segment is presented below:

	Revenue
	Three Months Ended March 31,
	2017	2016
North America Mailing	$355,578	$371,453
International Mailing	93,058	104,986
Small & Medium Business Solutions	448,636	476,439
Production Mail	88,955	87,425
Presort Services	132,677	127,396
Enterprise Business Solutions	221,632	214,821
Software Solutions	78,220	77,922
Global Ecommerce	88,152	75,407
Digital Commerce Solutions	166,372	153,329
Total revenue	$836,640	$844,589

	EBIT
	Three Months Ended March 31,
	2017	2016
North America Mailing	$141,008	$160,831
International Mailing	13,269	11,176
Small & Medium Business Solutions	154,277	172,007
Production Mail	8,964	6,824
Presort Services	30,717	28,910
Enterprise Business Solutions	39,681	35,734
Software Solutions	2,749	(2,572)
Global Ecommerce	(4,270)	(3,469)
Digital Commerce Solutions	(1,521)	(6,041)
Total segment EBIT	192,437	201,700
Reconciling items:
Interest, net	(38,650)	(34,216)
Unallocated corporate expenses	(55,156)	(57,767)
Restructuring charges and asset impairments, net	(2,082)	(6,933)
Acquisition and disposition-related expenses	—	(3,120)
Income before income taxes	96,549	99,664
Provision for income taxes	31,416	37,024
Net income	$65,133	$62,640

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

3. Earnings per Share
The calculations of basic and diluted earnings per share are presented below.

	Three Months Ended March 31,
	2017	2016
Numerator:
Amounts attributable to common stockholders:
Net income attributable to Pitney Bowes Inc. (numerator for diluted EPS)	$65,133	$58,046
Less: Preference stock dividend	9	10
Income attributable to common stockholders (numerator for basic EPS)	$65,124	$58,036
Denominator:
Weighted-average shares used in basic EPS	185,982	192,241
Effect of dilutive shares:
Conversion of Preferred stock and Preference stock	293	304
Employee stock plans	600	636
Weighted-average shares used in diluted EPS	186,875	193,181

Basic earnings per share	$0.35	$0.30

Diluted earnings per share	$0.35	$0.30

Anti-dilutive shares not used in calculating diluted weighted-average shares	11,176	8,870
4. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the last-in, last-out (LIFO) basis for most U.S. inventories and the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Raw materials	$35,499	$28,541
Work in process	5,994	6,498
Supplies and service parts	49,729	45,152
Finished products	36,559	24,678
Inventory at FIFO cost	127,781	104,869
Excess of FIFO cost over LIFO cost	(12,143)	(12,143)
Total inventory, net	$115,638	$92,726

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
Finance receivables at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017			December 31, 2016
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,073,533	$266,437	$1,339,970	$1,088,053	$273,262	$1,361,315
Unguaranteed residual values	89,292	13,543	102,835	90,190	13,655	103,845
Unearned income	(220,515)	(61,056)	(281,571)	(223,908)	(60,458)	(284,366)
Allowance for credit losses	(8,816)	(2,569)	(11,385)	(8,247)	(2,647)	(10,894)
Net investment in sales-type lease receivables	933,494	216,355	1,149,849	946,088	223,812	1,169,900
Loan receivables
Loan receivables	342,037	34,579	376,616	374,147	32,716	406,863
Allowance for credit losses	(7,369)	(1,076)	(8,445)	(8,517)	(1,089)	(9,606)
Net investment in loan receivables	334,668	33,503	368,171	365,630	31,627	397,257
Net investment in finance receivables	$1,268,162	$249,858	$1,518,020	$1,311,718	$255,439	$1,567,157

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Activity in the allowance for credit losses for the three months ended March 31, 2017 and 2016 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2017	$8,247	$2,647	$8,517	$1,089	$20,500
Amounts charged to expense	1,758	178	639	144	2,719
Write-offs and other	(1,189)	(256)	(1,787)	(157)	(3,389)
Balance at March 31, 2017	$8,816	$2,569	$7,369	$1,076	$19,830

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2016	$6,606	$3,542	$10,024	$1,518	$21,690
Amounts charged to expense	995	50	1,300	157	2,502
Write-offs and other	(1,705)	(495)	(2,138)	(123)	(4,461)
Balance at March 31, 2016	$5,896	$3,097	$9,186	$1,552	$19,731

Aging of Receivables
The aging of gross finance receivables at March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$1,004,804	$262,172	$333,362	$34,251	$1,634,589
> 90 days	68,729	4,265	8,675	328	81,997
Total	$1,073,533	$266,437	$342,037	$34,579	$1,716,586
Past due amounts > 90 days
Still accruing interest	$12,104	$1,192	$—	$—	$13,296
Not accruing interest	56,625	3,073	8,675	328	68,701
Total	$68,729	$4,265	$8,675	$328	$81,997
As of March 31, 2017, we had North America sales-type lease receivables aged greater than 90 days with a contract value of $69 million. As of April 28, 2017, we received payments with a contract value of approximately $26 million related to these receivables.

	December 31, 2016
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$1,025,313	$269,247	$366,726	$32,420	$1,693,706
> 90 days	62,740	4,015	7,421	296	74,472
Total	$1,088,053	$273,262	$374,147	$32,716	$1,768,178
Past due amounts > 90 days
Still accruing interest	$8,831	$972	$—	$—	$9,803
Not accruing interest	53,909	3,043	7,421	296	64,669
Total	$62,740	$4,015	$7,421	$296	$74,472

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
The table below shows the North America portfolio at March 31, 2017 and December 31, 2016 by relative risk class based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk (low, medium, high), as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

	March 31, 2017	December 31, 2016
Sales-type lease receivables
Low	$865,202	$879,823
Medium	137,624	135,953
High	22,202	22,600
Not Scored	48,505	49,677
Total	$1,073,533	$1,088,053
Loan receivables
Low	$265,626	$296,598
Medium	54,164	53,647
High	6,078	7,216
Not Scored	16,169	16,686
Total	$342,037	$374,147

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

6. Intangible Assets and Goodwill
Intangible Assets
Intangible assets at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$447,830	$(308,756)	$139,074	$445,039	$(300,906)	$144,133
Software & technology	150,748	(137,693)	13,055	150,037	(136,508)	13,529
Trademarks & other	36,372	(29,301)	7,071	36,212	(28,702)	7,510
Total intangible assets	$634,950	$(475,750)	$159,200	$631,288	$(466,116)	$165,172

Amortization expense was $8 million and $11 million for the three months ended March 31, 2017 and 2016, respectively.
Future amortization expense as of March 31, 2017 was as follows:

Remaining for year ending December 31, 2017	$21,768
Year ending December 31, 2018	27,455
Year ending December 31, 2019	24,079
Year ending December 31, 2020	18,904
Year ending December 31, 2021	15,301
Thereafter	51,693
Total	$159,200
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.
Goodwill
Changes in the carrying value of goodwill, by reporting segment, for the three months ended March 31, 2017 are shown in the table below. Prior year amounts have been recast for the change in reportable segments.

	December 31, 2016	Acquisitions	Foreign currency translation	March 31, 2017
North America Mailing	$354,000	$—	$1,402	$355,402
International Mailing	145,566	—	1,587	147,153
Small & Medium Business Solutions	499,566	—	2,989	502,555
Production Mail	101,099	—	766	101,865
Presort Services	196,890	6,229	—	203,119
Enterprise Business Solutions	297,989	6,229	766	304,984
Software Solutions	501,591	—	1,983	503,574
Global Ecommerce	272,189	—	—	272,189
Digital Commerce Solutions	773,780	—	1,983	775,763
Total goodwill	$1,571,335	$6,229	$5,738	$1,583,302

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy. The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$121,807	$255,169	$—	$376,976
Equity securities	—	23,432	—	23,432
Commingled fixed income securities	1,543	21,598	—	23,141
Debt securities - U.S. and foreign governments, agencies and municipalities	111,144	22,126	—	133,270
Debt securities - corporate	—	71,093	—	71,093
Mortgage-backed / asset-backed securities	—	158,681	—	158,681
Derivatives
Interest rate swap	—	2,056	—	2,056
Foreign exchange contracts	—	889	—	889
Total assets	$234,494	$555,044	$—	$789,538
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(263)	$—	$(263)
Total liabilities	$—	$(263)	$—	$(263)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$114,471	$217,175	$—	$331,646
Equity securities	—	24,571	—	24,571
Commingled fixed income securities	1,536	22,132	—	23,668
Debt securities - U.S. and foreign governments, agencies and municipalities	116,822	19,358	—	136,180
Debt securities - corporate	—	69,891	—	69,891
Mortgage-backed / asset-backed securities	—	158,996	—	158,996
Derivatives
Interest rate swap	—	1,588	—	1,588
Foreign exchange contracts	—	637	—	637
Total assets	$232,829	$514,348	$—	$747,177
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(3,717)	$—	$(3,717)
Total liabilities	$—	$(3,717)	$—	$(3,717)
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
Available-for-sale securities at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$125,151	$1,694	$(1,473)	$125,372
Corporate notes and bonds	70,302	1,312	(521)	71,093
Commingled fixed income securities	1,576	—	(33)	1,543
Mortgage-backed / asset-backed securities	158,718	1,583	(1,620)	158,681
Total	$355,747	$4,589	$(3,647)	$356,689

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$136,316	$1,571	$(1,707)	$136,180
Corporate notes and bonds	69,376	1,180	(665)	69,891
Commingled fixed income securities	1,568	—	(32)	1,536
Mortgage-backed / asset-backed securities	159,312	1,566	(1,882)	158,996
Total	$366,572	$4,317	$(4,286)	$366,603

At March 31, 2017, investment securities that were in a loss position for 12 or more continuous months had aggregate unrealized holding losses of less than $1 million and an estimated fair value of $7 million, and investment securities that were in a loss position for less than 12 continuous months had aggregate unrealized holding losses of $3 million and an estimated fair value of $166 million.

At December 31, 2016, investment securities that were in a loss position for 12 or more continuous months had aggregate unrealized holding losses of less than $1 million and an estimated fair value of $12 million, and investment securities that were in a loss position for less than 12 continuous months had aggregate unrealized holding losses of $4 million and an estimated fair value of $171 million.

We have not recognized an other-than-temporary impairment on any of the investment securities in an unrealized loss position because we have the ability and intent to hold these securities until recovery of the unrealized losses and we expect to receive the contractual principal and interest on these investment securities at maturity.

Scheduled maturities of available-for-sale securities at March 31, 2017 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$29,886	$29,936
After 1 year through 5 years	106,796	107,300
After 5 years through 10 years	63,107	63,339
After 10 years	155,958	156,114
Total	$355,747	$356,689
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
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At March 31, 2017 and December 31, 2016, we had outstanding contracts associated with these anticipated transactions with notional amounts of $12 million and $13 million, respectively.

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

Interest Rate Swap
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The fair value of derivative instruments at March 31, 2017 and December 31, 2016 was as follows:

Designation of Derivatives	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$353	$487
	Accounts payable and accrued liabilities	(35)	(136)

Interest Rate Swap	Other assets	2,056	1,588

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	536	150
	Accounts payable and accrued liabilities	(228)	(3,581)

	Total derivative assets	$2,945	$2,225
	Total derivative liabilities	(263)	(3,717)
	Total net derivative asset (liabilities)	$2,682	$(1,492)
The majority of the amounts included in AOCI at March 31, 2017 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.
The following represents the results of cash flow hedging relationships for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2017	2016		2017	2016
Foreign exchange contracts	$50	$(393)	Revenue	$(28)	(380)
			Cost of sales	111	225
Interest rate swap	468	—	Interest Expense	—	—
	$518	$(393)		$83	$(155)
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at March 31, 2017 mature within 12 months.
The following represents the results of our non-designated derivative instruments for the three months ended March 31, 2017 and 2016:

		Three Months Ended March 31,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2017	2016
Foreign exchange contracts	Selling, general and administrative expense	$(1,849)	$(5,977)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At March 31, 2017, we did not post any collateral and the maximum amount of collateral that we would have been required to post had the credit-risk-related contingent features been triggered was not significant.

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
The fair value of our debt is estimated based on recently executed transactions and market price quotations. The inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Carrying value	$3,284,312	$3,364,890
Fair value	$3,341,434	$3,412,581

8. Restructuring Charges
Activity in our restructuring reserves for the three months ended March 31, 2017 and 2016 was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2017	$28,376	$281	$28,657
Expenses, net	1,419	67	1,486
Cash payments	(12,294)	(122)	(12,416)
Balance at March 31, 2017	$17,501	$226	$17,727

Balance at January 1, 2016	$43,700	$3,722	$47,422
Expenses, net	4,590	1,060	5,650
Cash payments	(19,956)	(1,700)	(21,656)
Balance at March 31, 2016	$28,334	$3,082	$31,416

The majority of the remaining restructuring reserves are expected to be paid over the next 12 to 24 months; however, due to certain international labor laws and long-term lease agreements, some payments will extend beyond 24 months. We expect to fund these payments from cash flows from operations.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

9. Debt
Total debt at March 31, 2017 and December 31, 2016 consisted of the following:

	Interest rate	March 31, 2017	December 31, 2016
Notes due September 2017	5.75%	$385,109	$385,109
Notes due March 2018	5.6%	250,000	250,000
Notes due May 2018	4.75%	350,000	350,000
Notes due March 2019	6.25%	300,000	300,000
Notes due October 2021	3.375%	600,000	600,000
Notes due March 2024	4.625%	500,000	500,000
Notes due January 2037	5.25%	35,841	115,041
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	450,000	450,000
Other debt		5,584	5,677
Principal amount		3,301,534	3,380,827
Less: unamortized debt discount and issuance costs		27,600	28,796
Plus: unamortized interest rate swap proceeds		10,378	12,859
Total debt		3,284,312	3,364,890
Less: current portion long-term debt		785,287	614,485
Long-term debt		$2,499,025	$2,750,405
In January 2017, bondholders of the 5.25% Notes due 2037 caused us to redeem $79 million of the debt outstanding.

10. Pensions and Other Benefit Programs
The components of net periodic benefit cost (income) were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2017	2016	2017	2016	2017	2016
Service cost	$30	$32	$542	$527	$419	$501
Interest cost	17,244	18,830	4,544	5,661	1,771	2,136
Expected return on plan assets	(24,548)	(25,589)	(7,780)	(8,472)	—	—
Amortization of transition credit	—	—	(2)	(2)	—	—
Amortization of prior service (credit) cost	(15)	(15)	(18)	(17)	74	74
Amortization of net actuarial loss	7,268	6,706	2,034	1,343	884	1,360
Settlement (1)	—	1,098	—	—	—	—
Net periodic benefit cost (income)	$(21)	$1,062	$(680)	$(960)	$3,148	$4,071

(1) Included in restructuring charges and asset impairments, net in the Condensed Consolidated Statements of Income.
Through March 31, 2017 and 2016, contributions to our U.S. pension plans were $2 million and $4 million, respectively, and contributions to our foreign plans were $9 million and $38 million, respectively. Nonpension postretirement benefit plan contributions were $5 million and $4 million through March 31, 2017 and March 31, 2016, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

11. Income Taxes
The effective tax rate for the three months ended March 31, 2017 and 2016 was 32.5% and 37.1%, respectively. The effective tax rate for the three months ended March 31, 2017 and 2016 includes a $4 million and $3 million charge, respectively, from the write-off of deferred tax assets associated with expiration of out-of-the-money vested stock options and the vesting of restricted stock. The effective tax rate for the three months ended March 31, 2017 also includes a $4 million benefit from the resolution of tax examinations.
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to 25% of our unrecognized tax benefits.
The IRS examinations of our consolidated U.S. income tax returns for tax years prior to 2012 are closed to audit; however, various post-2006 U.S. state and local tax returns are still subject to examination. In Canada, the examination of our tax filings prior to 2011 are closed to audit, except for the pending application of legal principles to specific issues arising in earlier years. Other significant jurisdictions include France, which is closed to audit through the end of 2012, Germany, which is closed to audit through the end of 2011 and the U.K., which, except for an item under appeal, is closed to audit through the end of 2011. We have other less significant tax fillings currently subject to examination.
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

13. Stockholders’ (Deficit) Equity

Changes in stockholders’ (deficit) equity for the three months ended March 31, 2017 and 2016 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total deficit
Balance at January 1, 2017	$1	$483	$323,338	$148,125	$5,107,734	$(940,133)	$(4,743,208)	$(103,660)
Net income	—	—	—	—	65,133	—	—	65,133
Other comprehensive income	—	—	—	—	—	26,302	—	26,302
Dividends paid	—	—	—	—	(34,567)	—	—	(34,567)
Issuance of common stock	—	—	—	(27,098)	—	—	21,914	(5,184)
Conversion to common stock	—	(5)	—	(101)	—	—	106	—
Stock-based compensation expense	—	—	—	5,638	—	—	—	5,638
Balance at March 31, 2017	$1	$478	$323,338	$126,564	$5,138,300	$(913,831)	$(4,721,188)	$(46,338)

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2016	$1	$505	$323,338	$161,280	$5,155,537	$(888,635)	$(4,573,305)	$178,721
Net income	—	—	—	—	58,046	—	—	58,046
Other comprehensive loss	—	—	—	—	—	48,793	—	48,793
Dividends paid	—	—	—	—	(36,010)	—	—	(36,010)
Issuance of common stock	—	—	—	(21,555)	—	—	17,421	(4,134)
Conversion to common stock	—	(13)	—	(273)	—	—	286	—
Stock-based compensation expense	—	—	—	6,303	—	—	—	6,303
Repurchase of common stock	—	—	—	—	—	—	(128,451)	(128,451)
Balance at March 31, 2016	$1	$492	$323,338	$145,755	$5,177,573	$(839,842)	$(4,684,049)	$123,268

14. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of AOCI for the three months ended March 31, 2017 and 2016 were as follows:

	Amount Reclassified from AOCI (a)
	Three Months Ended March 31,
	2017	2016
Gains (losses) on cash flow hedges
Revenue	$28	$(380)
Cost of sales	(111)	225
Interest expense, net	(507)	(507)
Total before tax	(590)	(662)
Benefit for income tax	(230)	(258)
Net of tax	$(360)	$(404)

Gains (losses) on available for sale securities
Interest expense, net	$(109)	$18
(Benefit) provision for income tax	(40)	7
Net of tax	$(69)	$11

Pension and Postretirement Benefit Plans (b)
Transition credit	$2	$2
Prior service costs	(41)	(42)
Actuarial losses	(10,186)	(9,409)
Settlements	—	(1,098)
Total before tax	(10,225)	(10,547)
Benefit from income tax	(3,517)	(3,799)
Net of tax	$(6,708)	$(6,748)
(a)     Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

(b)
Reclassified from accumulated other comprehensive loss into selling, general and administrative expenses. These amounts are included in the computation of net periodic costs (see Note 10 for additional details).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Changes in AOCI for the three months ended March 31, 2017 and 2016 were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2017	$(1,485)	$120	$(787,813)	$(150,955)	$(940,133)
Other comprehensive income (loss) before reclassifications (a)	216	516	(1,482)	19,915	19,165
Reclassifications into earnings (a), (b)	360	69	6,708	—	7,137
Net other comprehensive income	576	585	5,226	19,915	26,302
Balance at March 31, 2017	$(909)	$705	$(782,587)	$(131,040)	$(913,831)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2016	$(3,912)	$536	$(738,768)	$(146,491)	$(888,635)
Other comprehensive (loss) income before reclassifications (a)	(432)	3,465	(1,230)	39,849	41,652
Reclassifications into earnings (a), (b)	404	(11)	6,748	—	7,141
Net other comprehensive (loss) income	(28)	3,454	5,518	39,849	48,793
Balance at March 31, 2016	$(3,940)	$3,990	$(733,250)	$(106,642)	$(839,842)
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as "estimate," "target," "project," "plan," "believe," "expect," "anticipate," "intend" and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	competitive factors, including pricing pressures, technological developments, introduction of new products and services by competitors and fuel prices

•	our ability to fully utilize the new enterprise business platform in North America and successfully implement it internationally without significant disruption to existing operations

•
our success in developing new products and services, including digital-based products and services, obtaining regulatory approval if required, and the market’s acceptance of these new products and services

•	the success of our investment in rebranding the company to build market awareness and to create new demand for our products, services and solutions

•	changes in postal or banking regulations

•	macroeconomic factors, including global and regional business conditions that adversely impact customer demand, foreign currency exchange rates, interest rates and labor conditions

•	capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs

•	the continued availability and security of key information systems and the cost to comply with information security requirements and privacy laws

•	a breach of security, including a cyberattack or other comparable event

•	third-party suppliers' ability to provide product components, assemblies or inventories

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	the loss of some of our larger clients in the Global Ecommerce segment

•	integrating newly acquired businesses including operations and product and service offerings

•	intellectual property infringement claims

•	our success at managing customer credit risk

•	significant changes in pension, health care and retiree medical costs

•	income tax adjustments or other regulatory levies for prior audit years and changes in tax laws, rulings or regulations

•	a disruption of our businesses due to changes in international or national political conditions, including the use of the mail for transmitting harmful biological agents or other terrorist attacks

•	acts of nature

Overview
Revenue - First Quarter 2017 compared to First Quarter 2016
Revenue for the first quarter of 2017 decreased less than 1% to $837 million compared to $845 million in the first quarter of 2016 and increased slightly on a constant currency basis.

•
Business services revenue grew 9% and equipment sales increased 2%. Financing revenue declined 12%, support services revenue declined 7%, supplies revenue declined 7% and rentals revenue declined 4%. Software revenue was flat.

•
Small & Medium Business Solutions (SMB) revenue decreased 6% primarily due to lower recurring revenue streams. Revenue declined 11%, 7% on a constant currency basis, in International Mailing and 4% in North America Mailing. In North America, we continue to offer new products and digital capabilities, which resulted in an increase in equipment sales during the quarter, and our North America Mailing web channel experienced growth in the quarter.

•
Enterprise Business Solutions revenue increased 3%, driven by a 4% increase in Presort Services and a 2% increase in Production Mail, 3% on a constant currency basis. During the quarter, we expanded our Presort Services network.

•
Digital Commerce Solutions (DCS) revenue increased 9%, driven by a 17% increase in Global Ecommerce revenue, 20% on a constant currency basis. During the quarter, we continued to build our partner channels in Software Solutions, which contributed to revenue growth. In Global Ecommerce, we continued to add retailers to our cross-border platform and invest in market growth opportunities and innovation.

Net Income
Net income was $65 million for the first quarter of 2017 compared to $63 million in the first quarter of 2016. The increase was primarily due to benefits from our cost reduction initiatives and new enterprise business platform and a lower effective tax rate. Net income was negatively impacted by lower stream revenue and higher research and development costs as we continue to invest in strategic areas. Additionally, the first quarter of 2016 included a $10 million benefit associated with the forgiveness of a loan by the State of Connecticut.
Cash Flows
Cash flows from operations in the first quarter of 2017 was $154 million compared to $63 million in first quarter of 2016. The increase was primarily driven by the timing of accounts payable and lower variable compensation payments in the first quarter of 2017 compared to the first quarter of 2016. During the quarter we also used cash to:

•	Reduce debt by $79 million;

•	Pay dividends of $35 million to our common stockholders; and

•	Invest $36 million on capital expenditures.

Outlook
We expect that the introduction of new products and digital capabilities, the implementation of our new enterprise business platform, incremental marketing programs, our prior restructuring actions and cost savings initiatives will provide long-term benefits. These benefits will be offset, in part, by a normalization of variable compensation and higher marketing and research and development expenses in 2017.
Within SMB Solutions, we anticipate that the introduction of new solutions and services, particularly those included in the Pitney Bowes Commerce Cloud, including our SendPro solution, will help further stabilize revenue over the long-term.
Within Enterprise Business Solutions, we anticipate revenue and profitability growth in Presort Services due to network expansion. We expect that Production Mail revenue growth will be challenged by consolidation and outsourcing pressures on services revenue and the timing of deals.
Within DCS, we continue to build our partner channel in Software Solutions by adding new regional systems integrators and location intelligence partners. We continue to invest in expanding the indirect channel and training partner sales and technical resources. Although it takes time for a partner program to add significantly to our revenue, this channel is already starting to contribute to revenue growth. We continue to focus on improving direct sales effectiveness to grow the license revenue pipeline. We have made changes to the sales organization structure to expedite this improvement. We anticipate continued growth in our ecommerce business resulting from expansion of our existing marketplace sites (sites where multiple sellers provide their offerings), individual retail clients, new client acquisition and expanded service offerings. We also will continue to invest in our retail and ecommerce shipping business. A strong U.S. dollar could continue to affect demand for U.S. goods sold to customers in other countries, but such an impact could continue to be mitigated by the positive effects of a weakened British Pound on sales of U.K. goods to customers in other countries. We continue to expand and globalize our cross-border ecommerce offerings, including the successful launch of our cross-border platform for Australian retail clients, which diversifies the business and helps to mitigate foreign currency risk.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Three Months Ended March 31,
	2017	2016	Actual % change	Constant Currency % change
Equipment sales	$162,974	$159,361	2%	3%
Supplies	66,818	72,051	(7)%	(6)%
Software	77,867	78,058	—%	2%
Rentals	99,870	104,090	(4)%	(4)%
Financing	85,745	97,423	(12)%	(11)%
Support services	118,847	128,260	(7)%	(6)%
Business services	224,519	205,346	9%	10%
Total revenue	$836,640	$844,589	(1)%	—%

	Three Months Ended March 31,
			Percentage of Revenue
	2017	2016	2017	2016
Cost of equipment sales	$69,562	$71,539	42.7%	44.9%
Cost of supplies	21,471	20,690	32.1%	28.7%
Cost of software	25,308	26,815	32.5%	34.4%
Cost of rentals	20,662	20,495	20.7%	19.7%
Financing interest expense	12,974	14,915	15.1%	15.3%
Cost of support services	73,354	75,249	61.7%	58.7%
Cost of business services	150,843	135,538	67.2%	66.0%
Total cost of revenue	$374,174	$365,241	44.7%	43.2%

The discussion below refers to revenue growth on a constant currency basis to exclude the impact of changes in foreign currency exchange rates since the prior period under comparison. We believe that the use of a constant currency revenue measure provides a better understanding of the underlying revenue performance of the businesses. Constant currency is calculated by converting our current period reported revenue at the prior year's exchange rates.
Revenue and Cost of Revenues - 2017 compared to 2016
Equipment sales
Equipment sales revenue increased 2% in the quarter. On a constant currency basis, equipment sales increased 3%, primarily due to:

•	3% from higher inserter and sorter placements in Production Mail;

•	3% from higher equipment sales in North America Mailing; partially offset by

•	2% from a decline in equipment sales in International Mailing.
Cost of equipment sales as a percentage of equipment sales decreased to 42.7% in the quarter primarily due to additional sales of higher margin equipment in Production Mail and improved equipment sales margins in International Mailing due to cost savings initiatives.

Supplies
Supplies revenue decreased 7% in the quarter. On a constant currency basis, supplies revenue decreased 6% primarily due to:

•	7% from North America mailing primarily due to a decline in installed mailing equipment and postage volumes; partially offset by

•	1% from higher supplies revenue in Production Mail.
Cost of supplies as a percentage of supplies revenue increased to 32.1% in the quarter due to higher mix of low margin products.

Software
Software revenue was flat in the quarter. On a constant currency basis revenue increased 2% primarily due to:

•	2% from increased licensing revenue, particularly Customer Information Management license revenues, reflecting progress in developing the indirect channel and traction with new offerings; and

•	2% from increases in data and software as a service (SaaS) revenue; partially offset by

•	1% from a decline in maintenance revenue.
Cost of software as a percentage of software revenue decreased to 32.5% for the quarter due to savings from cost reduction initiatives.

Rentals
Rentals revenue decreased 4% for the quarter primarily due to a declining meter population. Cost of rentals as a percentage of rentals revenue increased to 20.7% for the quarter primarily due to higher costs associated with retiring aging meters.

Financing
Financing revenue decreased 12% in the quarter. On a constant currency basis, financing revenue decreased 11% primarily due to a decline in the portfolio and lower fees.
We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio and apply our overall effective interest rate to the average outstanding finance receivables.
Financing interest expense as a percentage of financing revenue decreased to 15.1% for the quarter primarily due to a lower average outstanding finance receivables balance.

Support Services
Support services revenue decreased 7% in the quarter. On a constant currency basis, support services revenue decreased 6% primarily due to:

•	4% from a decline in installed mailing equipment worldwide; and

•	2% from lower maintenance revenue on production mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service some of their own equipment.
Cost of support services as a percentage of support services revenue increased to 61.7% for the quarter primarily due to lower maintenance revenue without corresponding cost reduction.

Business Services
Business services revenue increased 9% in the quarter. On a constant currency basis, business services revenue increased 10% primarily due to:

•	7% from the growth in Global Ecommerce due to higher cross-border and retail volumes; and

•	3% from higher revenue in Presort Services from higher volumes.
Cost of business services as a percentage of business services revenue increased to 67.2% primarily due to higher costs in our Global Ecommerce business as we continue to invest in the business.

Selling, general and administrative (SG&A)
SG&A expense decreased 6% in the quarter to $306 million primarily due to $11 million of benefits related to our enterprise business platform, $3 million lower marketing expenses due to timing and the benefits of our cost-saving initiatives. Additionally, the first quarter of 2016 included a $10 million benefit associated with the forgiveness of a loan by the State of Connecticut.

Research and Development (R&D)
R&D expense increased 20% in the quarter to $32 million primarily due to additional investments in strategic innovation, particularly in our Digital Commerce Solutions segment, primarily Global Ecommerce.

Income taxes
See Note 11 to the Condensed Consolidated Financial Statements.

Business segment results - 2017 compared to 2016
The principal products and services of each of our reportable segments are as follows:

Small & Medium Business Solutions:
North America Mailing: Includes the revenue and related expenses from mailing and office shipping solutions, financing services, and supplies for small and medium businesses to efficiently create physical and digital mail, evidence postage and help simplify and save on the sending, tracking and receiving of letters, parcels and flats in the U.S. and Canada.
International Mailing: Includes the revenue and related expenses from mailing and office shipping solutions, financing services, and supplies for small and medium businesses to efficiently create physical and digital mail, evidence postage and help simplify and save on the sending, tracking and receiving of letters, parcels and flats in areas outside the U.S. and Canada.

Enterprise Business Solutions:
Production Mail: Includes the worldwide revenue and related expenses from the sale of production mail inserting and sortation equipment, high-speed production print systems, supplies and related support services to large enterprise clients to process inbound and outbound mail.
Presort Services: Includes revenue and related expenses from presort mail and parcel services for our large enterprise clients to qualify large mail volumes for postal worksharing discounts.

Digital Commerce Solutions:
Software Solutions: Includes the worldwide revenue and related expenses from the licensing of customer engagement, customer information and location intelligence software solutions and related support services.
Global Ecommerce: Includes the worldwide revenue and related expenses from cross-border ecommerce transactions and domestic retail and ecommerce shipping solutions.

We determine EBIT by deducting from segment revenue the related costs and expenses attributable to the segment. Segment EBIT excludes interest, taxes, general corporate expenses and restructuring charges that are not allocated to a particular business segment. Management uses segment EBIT to measure profitability and performance at the segment level. Management believes segment EBIT provides a useful measure to our operating performance and underlying trends of the businesses. Segment EBIT may not be indicative of our overall consolidated performance and therefore, should be read in conjunction with our consolidated results of operations. See Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of segment EBIT to net income.
Revenue and EBIT for the three months ended March 31, 2017 and 2016 by reportable segment are presented below:

	Revenue
	Three Months Ended March 31,
	2017	2016	Actual % change	Constant Currency % change
North America Mailing	$355,578	$371,453	(4)%	(4)%
International Mailing	93,058	104,986	(11)%	(7)%
Small & Medium Business Solutions	448,636	476,439	(6)%	(5)%
Production Mail	88,955	87,425	2%	3%
Presort Services	132,677	127,396	4%	4%
Enterprise Business Solutions	221,632	214,821	3%	4%
Software Solutions	78,220	77,922	—%	3%
Global Ecommerce	88,152	75,407	17%	20%
Digital Commerce Solutions	166,372	153,329	9%	11%
Total	$836,640	$844,589	(1)%	—%

	EBIT
	Three Months Ended March 31,
	2017	2016	% change
North America Mailing	$141,008	$160,831	(12)%
International Mailing	13,269	11,176	19%
Small & Medium Business Solutions	154,277	172,007	(10)%
Production Mail	8,964	6,824	31%
Presort Services	30,717	28,910	6%
Enterprise Business Solutions	39,681	35,734	11%
Software Solutions	2,749	(2,572)	>100%
Global Ecommerce	(4,270)	(3,469)	(23)%
Digital Commerce Solutions	(1,521)	(6,041)	75%
Total	$192,437	$201,700	(5)%
Small & Medium Business Solutions
North America Mailing
North America Mailing revenue decreased 4% in the quarter primarily due to:

•	3% from lower financing revenue primarily due to a decline in the lease portfolio and lower fees; and

•	2% from declines in supplies and support services revenue due to a decline in installed mailing equipment and lower postage volumes; partially offset by

•	1% from an increase in equipment sales, reflecting our investments in digital capabilities and additional sales of new products.

EBIT decreased 12% in the quarter compared to the prior year, primarily due to the decline in higher margin recurring revenue streams.

International Mailing
International Mailing revenue decreased 11% in the quarter. On a constant currency basis, revenue decreased 7% primarily due to:

•	4% from lower equipment sales; and

•	3% from declines in rental, financing and support services revenue resulting from a decline in installed mailing equipment and the lease portfolio.
EBIT increased 19% in the quarter, primarily due to improved equipment sales margins and lower expenses.
Enterprise Business Solutions
Production Mail
Production Mail revenue increased 2% in the quarter. On a constant currency basis, revenue increased 3% primarily due to:

•	6% from higher equipment sales due to higher inserter and sorter placements; partially offset by

•	3% due to lower support services revenue as a result of some in-house mailers shifting their mail processing to third-party outsourcers.
EBIT increased 31% in the quarter, primarily due to higher sales of high margin inserting equipment and lower operating expenses.
Presort Services
Presort Services revenue increased 4% in the quarter primarily due to the higher volumes of Standard Class and First Class mail.
EBIT increased 6% in the quarter primarily due to higher revenue and improved margins.
Digital Commerce Solutions
Software Solutions
Software Solutions revenue increased less than 1% for the quarter. On a constant currency basis, revenue increased 3% primarily due to:

•	2% from increased licensing revenue, particularly Customer Information Management license revenues, reflecting progress in developing the indirect channel and traction with new offerings; and

•	2% from increases in data and software as a service (SaaS) revenue; partially offset by

•	1% from a decline in maintenance revenue.

EBIT increased to $3 million for the quarter from a loss of $3 million in the prior year primarily due to improved gross margin and savings from cost reduction initiatives.
Global Ecommerce
Global Ecommerce revenue increased 17% in the quarter. On a constant currency basis, revenue increased 20% primarily due to:

•	9% from higher volumes in our cross-border marketplace, particularly in the U.K.;

•	6% from higher ecommerce shipping revenues; and

•	4% from higher retail volumes.
EBIT loss increased 23% to $4 million in the quarter as we continue to invest in the business. EBIT loss also includes $4 million of amortization expense in both 2017 and 2016.
LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity under our commercial paper program will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends, strategic acquisitions and share repurchases. Cash and cash equivalents and short-term investments were $783 million at March 31, 2017 and $803 million at December 31, 2016. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash and cash equivalents held by our foreign subsidiaries were $524 million at March 31, 2017 and $475 million at December 31, 2016. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.
Cash Flow Summary
Changes in cash and cash equivalents for the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016	Change
Net cash provided by operating activities	$154,006	$63,493	$90,513
Net cash used in investing activities	(68,870)	(60,532)	(8,338)
Net cash used in financing activities	(119,503)	(60,825)	(58,678)
Effect of exchange rate changes on cash and cash equivalents	9,398	19,906	(10,508)
Change in cash and cash equivalents	$(24,969)	$(37,958)	$12,989
Cash flows from operations increased $91 million, primarily due to:

•	Lower variable compensation payments in 2017 attributable to 2016 performance;

•	Timing of payments associated with the launch of our enterprise business platform and advertising campaign in 2016;

•	Lower interest and tax payments; and

•	A special U.K. pension contribution of $37 million made in 2016.

Cash flows used in investing activities increased by $8 million, primarily due to:

•	Change in investment activities reduced cash by $19 million; partially offset by

•	Lower acquisition spending of $5 million; and

•	Lower capital expenditures of $5 million.

Cash flows used in financing activities increased by $59 million, primarily due to:

•	Lower cash from debt activities of $188 million as we repaid $79 million of debt in 2017 compared to borrowing a net $109 million in 2016; partially offset by

•	$128 million of share repurchases in 2016.

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

At March 31, 2017, there were no outstanding commercial paper borrowings. As of March 31, 2016 there was $270 million of outstanding commercial paper borrowings with an effective interest rate of 1.13%.
In January 2017, bondholders of the 5.25% Notes due 2037 caused us to redeem $79 million of the debt outstanding.

Dividends and Share Repurchases
During the three months ended March 31, 2017, we paid dividends to our stockholders of $35 million. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends.
We did not repurchase any of our common shares during the first quarter of 2017.

Off-Balance Sheet Arrangements
At March 31, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations or liquidity.

Critical Accounting Estimates
Finance Receivables and Allowance for Credit Losses
Finance receivables are composed of sales-type lease receivables and unsecured revolving loan receivables. We provide an allowance for probable credit losses based on historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a client's ability to pay, prevailing economic conditions and our ability to manage the collateral. At March 31, 2017 gross finance receivables aged greater than 90 days have grown since the implementation of our enterprise business platform in the second quarter of 2016. We believe the majority of the increased delinquency is administrative in nature and the result of a change in our billing format and process under our new enterprise business platform. The billing format under the platform is different and we are continuing to work with clients to reconcile amounts billed under the new format and thus such clients have not made payments. These accounts are considered delinquent in our analysis, but we continue to expect that payment in full will be received. The aging as disclosed in Note 5 of the condensed consolidated financial statements represents full contract value while only a small portion (approximately 30%) has been billed and recognized in income as of March 31, 2017.
As of March 31, 2017, we had North America sales-type lease receivables aged greater than 90 days with a contract value of $69 million. As of April 28, 2017, we received payments with a contract value of approximately $26 million related to these receivables.
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
Regulatory Matters
There have been no significant changes to the regulatory matters disclosed in our 2016 Annual Report.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to the disclosures made in the 2016 Annual Report.
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
Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal control over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act. In addition, no changes in internal control over financial reporting occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of March 31, 2017.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 12 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2016 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock to manage the dilution created by shares issued under employee stock plans and for other purposes in the open market. The following table provides information about our purchases of our common stock during the three months ended March 31, 2017:

	Total Number of shares purchased	Average price paid per share	Total Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may be purchased under the plans or programs (in thousands)
Beginning balance				21,022
January 1, 2017 - January 31, 2017	—	—	—	21,022
February 1, 2017 - February 28, 2017	—	—	—	21,022
March 1, 2017 - March 31, 2017	—	—	—	21,022
	—	—	—

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
12	Computation of ratio of earnings to fixed charges	12
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	May 2, 2017

/s/ Stanley J. Sutula III

Stanley J. Sutula III
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