Form 10-Q
period 2017-06-30
PITNEY BOWES INC /DE/
filed 2017-08-02
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of July 28, 2017, 186,681,977 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Equipment sales	$158,625	$152,641	$321,599	$312,002
Supplies	63,228	65,274	130,046	137,325
Software	86,664	90,615	164,531	168,673
Rentals	95,999	102,869	195,869	206,959
Financing	83,653	91,609	169,398	189,032
Support services	115,299	131,418	234,146	259,678
Business services	217,903	201,460	442,422	406,806
Total revenue	821,371	835,886	1,658,011	1,680,475
Costs and expenses:
Cost of equipment sales	77,189	78,055	146,751	149,594
Cost of supplies	19,909	19,624	41,380	40,314
Cost of software	24,795	26,983	50,103	53,798
Cost of rentals	21,576	18,415	42,238	38,910
Financing interest expense	12,843	13,495	25,817	28,410
Cost of support services	73,190	74,742	146,544	149,991
Cost of business services	153,063	140,830	303,906	276,368
Selling, general and administrative	297,468	289,116	603,771	615,998
Research and development	32,958	34,513	64,814	61,081
Restructuring charges and asset impairments, net	26,927	26,076	29,009	33,009
Interest expense, net	27,600	20,799	53,276	40,100
Total costs and expenses	767,518	742,648	1,507,609	1,487,573
Income before income taxes	53,853	93,238	150,402	192,902
Provision for income taxes	4,952	33,394	36,368	70,418
Income from continuing operations	48,901	59,844	114,034	122,484
Loss from discontinued operations, net of tax	—	(1,660)	—	(1,660)
Net income	48,901	58,184	114,034	120,824
Less: Preferred stock dividends attributable to noncontrolling interests	—	4,594	—	9,188
Net income attributable to Pitney Bowes Inc.	$48,901	$53,590	$114,034	$111,636
Amounts attributable to common stockholders:
Net income from continuing operations	$48,901	$55,250	$114,034	$113,296
Loss from discontinued operations, net of tax	—	(1,660)	—	(1,660)
Net income attributable to Pitney Bowes Inc.	$48,901	$53,590	$114,034	$111,636
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$0.26	$0.29	$0.61	$0.60
Discontinued operations	—	(0.01)	—	(0.01)
Net income attributable to Pitney Bowes Inc.	$0.26	$0.29	$0.61	$0.59
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$0.26	$0.29	$0.61	$0.59
Discontinued operations	—	(0.01)	—	(0.01)
Net income attributable to Pitney Bowes Inc.	$0.26	$0.28	$0.61	$0.59
Dividends declared per share of common stock	$0.1875	$0.1875	$0.375	$0.375

(1) The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$48,901	$58,184	$114,034	$120,824
Less: Preferred stock dividends attributable to noncontrolling interests	—	4,594	—	9,188
Net income attributable to Pitney Bowes Inc.	48,901	53,590	114,034	111,636
Other comprehensive income (loss), net of tax:
Foreign currency translations	46,791	(9,520)	66,706	30,325
Net unrealized (loss) gain on cash flow hedges, net of tax of $(120), $281, $235 and $264, respectively	(196)	450	383	422
Net unrealized gain on investment securities, net of tax of $758, $1,415, $1,102 and $3,443, respectively	1,291	2,409	1,876	5,863
Adjustments to pension and postretirement plans, net of tax of $(304) and $(777) for the six months ended June 30, 2017 and 2016, respectively.	—	—	(1,482)	(1,230)
Amortization of pension and postretirement costs, net of tax of $3,442, $4,122, $6,956 and $7,921, respectively	6,624	6,080	13,335	12,828
Other comprehensive income (loss), net of tax	54,510	(581)	80,818	48,208
Comprehensive income attributable to Pitney Bowes Inc.	$103,411	$53,009	$194,852	$159,844

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$840,564	$764,522
Short-term investments	164,716	38,448
Accounts receivable (net of allowance of $14,709 and $14,372, respectively)	389,262	455,527
Short-term finance receivables (net of allowance of $14,491 and $13,323, respectively)	857,764	893,950
Inventories	121,478	92,726
Current income taxes	28,732	11,373
Other current assets and prepayments	89,061	68,637
Total current assets	2,491,577	2,325,183
Property, plant and equipment, net	327,140	314,603
Rental property and equipment, net	182,997	188,054
Long-term finance receivables (net of allowance of $5,121 and $7,177, respectively)	662,384	673,207
Goodwill	1,604,320	1,571,335
Intangible assets, net	152,019	165,172
Noncurrent income taxes	75,105	74,806
Other assets	541,806	524,773
Total assets	$6,037,348	$5,837,133

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,339,287	$1,378,822
Current income taxes	17,349	34,434
Current portion of long-term debt	985,291	614,485
Advance billings	291,180	299,878
Total current liabilities	2,633,107	2,327,619
Deferred taxes on income	214,287	204,289
Tax uncertainties and other income tax liabilities	51,112	61,276
Long-term debt	2,543,476	2,750,405
Other noncurrent liabilities	565,993	597,204
Total liabilities	6,007,975	5,940,793

Commitments and contingencies (See Note 12)

Stockholders’ equity (deficit):
Cumulative preferred stock, $50 par value, 4% convertible	1	1
Cumulative preference stock, no par value, $2.12 convertible	463	483
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	131,691	148,125
Retained earnings	5,152,241	5,107,734
Accumulated other comprehensive loss	(859,315)	(940,133)
Treasury stock, at cost (136,967,821 and 137,669,194 shares, respectively)	(4,719,046)	(4,743,208)
Total Pitney Bowes Inc. stockholders’ equity (deficit)	29,373	(103,660)
Total liabilities and stockholders’ equity (deficit)	$6,037,348	$5,837,133

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$114,034	$120,824
Restructuring payments	(19,016)	(33,866)
Special pension plan contributions	—	(36,731)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of businesses	—	2,099
Gain on sale of technology	(6,085)	—
Depreciation and amortization	88,160	89,538
Gain on debt forgiveness	—	(10,000)
Stock-based compensation	12,531	9,511
Restructuring charges and asset impairments, net	29,009	33,009
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Decrease in accounts receivable	78,279	46,828
Decrease in finance receivables	77,877	73,496
Increase in inventories	(26,812)	(22,601)
(Increase) decrease in other current assets and prepayments	(18,850)	7,206
Decrease in accounts payable and accrued liabilities	(71,783)	(75,042)
Decrease in current and noncurrent income taxes	(40,774)	(10,801)
Decrease in advance billings	(20,218)	(45,410)
Other, net	(11,705)	10,524
Net cash provided by operating activities	184,647	158,584
Cash flows from investing activities:
Purchases of available-for-sale securities	(70,405)	(77,185)
Proceeds from sales/maturities of available-for-sale securities	61,913	84,854
Net change in short-term and other investments	(131,303)	55,702
Capital expenditures	(76,621)	(71,359)
Proceeds from sale of buildings	—	17,671
Acquisition of businesses, net of cash acquired	(7,889)	(13,417)
Divestiture of businesses, net of cash transferred	—	(3,039)
Change in reserve account deposits	2,514	(7,143)
Other investing activities	(3,000)	(4,480)
Net cash used in investing activities	(224,791)	(18,396)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	395,772	300,000
Principal payments of long-term debt	(229,323)	(370,952)
Net change in short-term borrowings	—	229,875
Dividends paid to stockholders	(69,527)	(70,979)
Common stock repurchases	—	(194,776)
Dividends paid to noncontrolling interests	—	(9,188)
Other financing activities	(5,551)	(4,997)
Net cash provided by (used in) financing activities	91,371	(121,017)
Effect of exchange rate changes on cash and cash equivalents	24,815	4,355
Increase in cash and cash equivalents	76,042	23,526
Cash and cash equivalents at beginning of period	764,522	640,190
Cash and cash equivalents at end of period	$840,564	$663,716
Cash interest paid	$82,405	$78,311
Cash income tax payments, net of refunds	$78,649	$84,225

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

1. Description of Business and Basis of Presentation
Pitney Bowes Inc. (we, us, our, or the company), was incorporated in the state of Delaware in 1920. We are a global technology company offering innovative products and solutions that help our clients navigate the complex world of commerce. We provide innovative products and solutions for mailing, shipping and cross border ecommerce that enable the sending of packages globally and products and solutions for customer information management, location intelligence and customer engagement to help our clients market to their customer. Clients around the world rely on our products, solutions and services. For more information about us, our products, services and solutions, visit www.pb.com.

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
In the fourth quarter of 2016, we determined that certain investments were classified as cash and cash equivalents. Accordingly, the Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2016 has been revised to reduce beginning cash and cash equivalents by $10 million and ending cash and cash equivalents by $12 million with a corresponding adjustment to net change in short-term and other investing activities.
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
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. We retroactively adopted this ASU effective January 1, 2017. Accordingly, the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 has been recast to increase both net cash provided by operating activities and net cash used in financing activities by $5 million.
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
New Accounting Pronouncements - Standards Not Yet Adopted
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. The ASU provides guidance about which changes to terms and conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective for interim and annual periods beginning after December 15, 2017 and would be applied prospectively to awards modified on or after the effective date. We do not expect the adoption of this standard will have any impact on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The standard will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.

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
In January 2017, the FASB issued ASU 2017-06 – Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting. The ASU requires separate disclosure in the statement of net assets available for benefits and the statement of changes in net assets available for benefits of changes in any interests held in a Master Trust and other enhanced disclosures. The standard is effective for interim and annual periods beginning after December 15, 2018 and we are currently evaluating the impact of this standard on our consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue for the transfer of goods and services to customers in amounts that reflect the consideration the company expects to receive in exchange for those goods and services.  In addition, the standard requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue.  There were several amendments to the standard during 2016, including clarification of the accounting for licenses of intellectual property and identifying performance obligations. The standard is effective beginning January 1, 2018 and can be adopted either retrospectively to each reporting period presented or on a modified retrospective basis with a cumulative effect adjustment at the date of the initial application. We plan to adopt the standard on the modified retrospective basis, with a cumulative effect adjustment.
We have completed the majority of our assessment of all potential impacts of the standard. We do not expect a change in revenue recognition for the majority of our product and service offerings. However, we believe that the most likely changes will be in our Software

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Solutions segment related to the timing of software licenses and certain other ancillary revenue streams. In addition, we currently capitalize certain costs associated with the acquisition of new customers and recognize these costs over their expected revenue stream of eight years. Under the new standard, these costs will be expensed as incurred. Also, we have determined that certain sales commission plans will qualify for capitalization under the new standard. We plan to use the practical expedient that allows companies to expense costs to obtain a contract when the estimated amortization period is less than one year.
We are in the process of drafting our accounting policies and evaluating the new disclosure requirements and expect to complete our evaluation of the impacts of the accounting and disclosure requirements on our business processes, controls and systems by the end of the year.
2. Segment Information
Effective January 1, 2017, we revised our segment reporting to reflect a change in how we manage and report office shipping solutions, which we previously reported within the Global Ecommerce segment. The needs of retail and ecommerce clients differ from those of office shipping clients. Accordingly, we now report the results for office shipping solutions within Small & Medium Business Solutions and the retail and ecommerce shipping solutions remain in Global Ecommerce. We have recast prior period results to conform to our current segment presentation. The principal products and services of each of our reportable segments are as follows:
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
Presort Services: Includes revenue and related expenses from presort mail and parcel services for our large enterprise clients to qualify large mail and parcel volumes for postal worksharing discounts.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Revenue and EBIT by business segment is presented below:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
North America Mailing	$341,096	$343,218	$696,674	$714,671
International Mailing	95,322	107,581	188,380	212,567
Small & Medium Business Solutions	436,418	450,799	885,054	927,238
Production Mail	85,570	95,874	174,525	183,299
Presort Services	118,452	115,765	251,129	243,161
Enterprise Business Solutions	204,022	211,639	425,654	426,460
Software Solutions	86,425	90,464	164,645	168,386
Global Ecommerce	94,506	82,984	182,658	158,391
Digital Commerce Solutions	180,931	173,448	347,303	326,777
Total revenue	$821,371	$835,886	$1,658,011	$1,680,475

	EBIT
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
North America Mailing	$120,877	$146,897	$261,885	$307,728
International Mailing	13,969	12,468	27,238	23,644
Small & Medium Business Solutions	134,846	159,365	289,123	331,372
Production Mail	7,631	12,914	16,595	19,738
Presort Services	19,270	21,214	49,987	50,124
Enterprise Business Solutions	26,901	34,128	66,582	69,862
Software Solutions	7,555	10,151	10,304	7,579
Global Ecommerce	(4,030)	(683)	(8,300)	(4,152)
Digital Commerce Solutions	3,525	9,468	2,004	3,427
Total segment EBIT	165,272	202,961	357,709	404,661
Reconciling items:
Interest, net	(40,443)	(34,294)	(79,093)	(68,510)
Unallocated corporate expenses	(50,134)	(48,777)	(105,290)	(106,544)
Restructuring charges and asset impairments, net	(26,927)	(26,076)	(29,009)	(33,009)
Gain from the sale of technology	6,085	—	6,085	—
Acquisition and disposition-related expenses	—	(576)	—	(3,696)
Income before income taxes	53,853	93,238	150,402	192,902
Provision for income taxes	4,952	33,394	36,368	70,418
Loss from discontinued operations, net of tax	—	(1,660)	—	(1,660)
Net income	$48,901	$58,184	$114,034	$120,824

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

3. Earnings per Share
The calculations of basic and diluted earnings per share are presented below. The sum of earnings per share amounts may not equal the totals due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Amounts attributable to common stockholders:
Net income from continuing operations	$48,901	$55,250	$114,034	$113,296
Loss from discontinued operations, net of tax	—	(1,660)	—	(1,660)
Net income attributable to Pitney Bowes Inc. (numerator for diluted EPS)	48,901	53,590	114,034	$111,636
Less: Preference stock dividend	10	9	19	19
Income attributable to common stockholders (numerator for basic EPS)	$48,891	$53,581	$114,015	$111,617
Denominator:
Weighted-average shares used in basic EPS	186,333	187,395	186,136	189,929
Effect of dilutive shares:
Conversion of Preferred stock and Preference stock	288	300	290	302
Employee stock plans	756	667	519	575
Weighted-average shares used in diluted EPS	187,377	188,362	186,945	190,806
Basic earnings per share:
Continuing operations	$0.26	$0.29	$0.61	$0.60
Discontinued operations	—	(0.01)	—	(0.01)
Net Income	$0.26	$0.29	$0.61	$0.59
Diluted earnings per share:
Continuing operations	$0.26	$0.29	$0.61	$0.59
Discontinued operations	—	(0.01)	—	(0.01)
Net Income	$0.26	$0.28	$0.61	$0.59
Anti-dilutive shares not used in calculating diluted weighted-average shares	9,916	6,878	11,379	8,892
4. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Raw materials	$38,322	$28,541
Work in process	10,541	6,498
Supplies and service parts	53,265	45,152
Finished products	31,493	24,678
Inventory at FIFO cost	133,621	104,869
Excess of FIFO cost over LIFO cost	(12,143)	(12,143)
Total inventory, net	$121,478	$92,726

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
Finance receivables at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017			December 31, 2016
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,061,888	$276,795	$1,338,683	$1,088,053	$273,262	$1,361,315
Unguaranteed residual values	82,581	14,083	96,664	90,190	13,655	103,845
Unearned income	(221,083)	(61,768)	(282,851)	(223,908)	(60,458)	(284,366)
Allowance for credit losses	(8,456)	(2,496)	(10,952)	(8,247)	(2,647)	(10,894)
Net investment in sales-type lease receivables	914,930	226,614	1,141,544	946,088	223,812	1,169,900
Loan receivables
Loan receivables	351,077	36,187	387,264	374,147	32,716	406,863
Allowance for credit losses	(7,503)	(1,157)	(8,660)	(8,517)	(1,089)	(9,606)
Net investment in loan receivables	343,574	35,030	378,604	365,630	31,627	397,257
Net investment in finance receivables	$1,258,504	$261,644	$1,520,148	$1,311,718	$255,439	$1,567,157

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Activity in the allowance for credit losses for the six months ended June 30, 2017 and 2016 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2017	$8,247	$2,647	$8,517	$1,089	$20,500
Amounts charged to expense	5,182	466	2,891	450	8,989
Write-offs and other	(4,973)	(617)	(3,905)	(382)	(9,877)
Balance at June 30, 2017	$8,456	$2,496	$7,503	$1,157	$19,612

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2016	$6,606	$3,542	$10,024	$1,518	$21,690
Amounts charged to expense	1,895	186	2,765	390	5,236
Write-offs and other	(2,784)	(1,031)	(3,798)	(569)	(8,182)
Balance at June 30, 2016	$5,717	$2,697	$8,991	$1,339	$18,744

Aging of Receivables
The aging of gross finance receivables at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$1,006,333	$271,713	$343,205	$36,044	$1,657,295
> 90 days	55,555	5,082	7,872	143	68,652
Total	$1,061,888	$276,795	$351,077	$36,187	$1,725,947
Past due amounts > 90 days
Still accruing interest	$7,484	$1,578	$—	$—	$9,062
Not accruing interest	48,071	3,504	7,872	143	59,590
Total	$55,555	$5,082	$7,872	$143	$68,652
As of June 30, 2017, we had North America sales-type lease receivables aged greater than 90 days with a contract value of $56 million. As of August 1, 2017, we received payments with a contract value of approximately $26 million related to these receivables.

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
The table below shows the North America portfolio at June 30, 2017 and December 31, 2016 by relative risk class based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk (low, medium, high), as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

	June 30, 2017	December 31, 2016
Sales-type lease receivables
Low	$837,486	$879,823
Medium	152,362	135,953
High	21,767	22,600
Not Scored	50,273	49,677
Total	$1,061,888	$1,088,053
Loan receivables
Low	$272,022	$296,598
Medium	55,493	53,647
High	6,672	7,216
Not Scored	16,890	16,686
Total	$351,077	$374,147

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

6. Intangible Assets and Goodwill
Intangible Assets
Intangible assets at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$452,614	$(319,812)	$132,802	$445,039	$(300,906)	$144,133
Software & technology	152,589	(139,947)	12,642	150,037	(136,508)	13,529
Trademarks & other	36,981	(30,406)	6,575	36,212	(28,702)	7,510
Total intangible assets	$642,184	$(490,165)	$152,019	$631,288	$(466,116)	$165,172

Amortization expense was $8 million and $11 million for the three months ended June 30, 2017 and 2016, respectively and $17 million and $21 million for the six months ended June 30, 2017 and 2016, respectively.
Future amortization expense as of June 30, 2017 was as follows:

Remaining for year ending December 31, 2017	$14,245
Year ending December 31, 2018	27,632
Year ending December 31, 2019	24,260
Year ending December 31, 2020	19,126
Year ending December 31, 2021	15,401
Thereafter	51,355
Total	$152,019
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.
Goodwill
Changes in the carrying value of goodwill, by reporting segment, for the six months ended June 30, 2017 are shown in the table below. Prior year amounts have been recast for the change in reportable segments.

	December 31, 2016	Acquisitions	Foreign currency translation	June 30, 2017
North America Mailing	$354,000	$—	$9,095	$363,095
International Mailing	145,566	—	8,085	153,651
Small & Medium Business Solutions	499,566	—	17,180	516,746
Production Mail	101,099	—	3,963	105,062
Presort Services	196,890	6,229	—	203,119
Enterprise Business Solutions	297,989	6,229	3,963	308,181
Software Solutions	501,591	—	5,613	507,204
Global Ecommerce	272,189	—	—	272,189
Digital Commerce Solutions	773,780	—	5,613	779,393
Total goodwill	$1,571,335	$6,229	$26,756	$1,604,320

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy. The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$169,023	$464,970	$—	$633,993
Equity securities	—	24,186	—	24,186
Commingled fixed income securities	1,560	21,871	—	23,431
Debt securities - U.S. and foreign governments, agencies and municipalities	115,852	16,646	—	132,498
Debt securities - corporate	—	77,352	—	77,352
Mortgage-backed / asset-backed securities	—	162,081	—	162,081
Derivatives
Interest rate swap	—	1,909	—	1,909
Foreign exchange contracts	—	298	—	298
Total assets	$286,435	$769,313	$—	$1,055,748
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(539)	$—	$(539)
Total liabilities	$—	$(539)	$—	$(539)

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
Available-for-sale securities at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$124,051	$2,142	$(1,092)	$125,101
Corporate notes and bonds	75,876	1,779	(303)	77,352
Commingled fixed income securities	1,584	—	(24)	1,560
Mortgage-backed / asset-backed securities	161,676	1,776	(1,371)	162,081
Total	$363,187	$5,697	$(2,790)	$366,094

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$136,316	$1,571	$(1,707)	$136,180
Corporate notes and bonds	69,376	1,180	(665)	69,891
Commingled fixed income securities	1,568	—	(32)	1,536
Mortgage-backed / asset-backed securities	159,312	1,566	(1,882)	158,996
Total	$366,572	$4,317	$(4,286)	$366,603

At June 30, 2017, investment securities that were in a loss position for 12 or more continuous months had aggregate unrealized holding losses of less than $1 million and an estimated fair value of $24 million, and investment securities that were in a loss position for less than 12 continuous months had aggregate unrealized holding losses of $2 million and an estimated fair value of $132 million.

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

Scheduled maturities of available-for-sale securities at June 30, 2017 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$24,079	$24,146
After 1 year through 5 years	116,356	116,910
After 5 years through 10 years	65,193	65,864
After 10 years	157,559	159,174
Total	$363,187	$366,094
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
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At June 30, 2017 and December 31, 2016, we had outstanding contracts associated with these anticipated transactions with notional amounts of $9 million and $13 million, respectively.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The fair value of derivative instruments at June 30, 2017 and December 31, 2016 was as follows:

Designation of Derivatives	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$50	$487
	Accounts payable and accrued liabilities	(401)	(136)

Interest rate swap	Other assets	1,909	1,588

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	248	150
	Accounts payable and accrued liabilities	(138)	(3,581)

	Total derivative assets	$2,207	$2,225
	Total derivative liabilities	(539)	(3,717)
	Total net derivative asset (liabilities)	$1,668	$(1,492)
The majority of the amounts included in AOCI at June 30, 2017 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.
The following represents the results of cash flow hedging relationships for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2017	2016		2017	2016
Foreign exchange contracts	$(599)	$437	Revenue	$34	(353)
			Cost of sales	36	145
Interest rate swap	(147)	—	Interest Expense	—	—
	$(746)	$437		$70	$(208)

	Six Months Ended June 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2017	2016		2017	2016
Foreign exchange contracts	$(549)	$45	Revenue	$6	$(733)
			Cost of sales	148	370
Interest rate swap	321	—	Interest Expense	—	—
	$(228)	$45		$154	$(363)
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at June 30, 2017 mature within 12 months.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The following represents the results of our non-designated derivative instruments for the three and six months ended June 30, 2017 and 2016:

		Three Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2017	2016
Foreign exchange contracts	Selling, general and administrative expense	$789	$4,580

		Six Months Ended June 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2017	2016
Foreign exchange contracts	Selling, general and administrative expense	$(1,061)	$(1,397)

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At June 30, 2017, we did not post any collateral and the maximum amount of collateral that we would have been required to post had the credit-risk-related contingent features been triggered was not significant.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations. The inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Carrying value	$3,528,767	$3,364,890
Fair value	$3,616,922	$3,412,581

8. Restructuring Charges and Asset Impairments
Restructuring Charges
Activity in our restructuring reserves for the six months ended June 30, 2017 and 2016 was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2017	$28,376	$281	$28,657
Expenses, net	23,859	1,560	25,419
Cash payments	(18,519)	(497)	(19,016)
Balance at June 30, 2017	$33,716	$1,344	$35,060

Balance at January 1, 2016	$43,700	$3,722	$47,422
Expenses, net	21,399	1,322	22,721
Cash payments	(30,969)	(2,897)	(33,866)
Balance at June 30, 2016	$34,130	$2,147	$36,277

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

Asset Impairments
During the six months ended June 30, 2017, we recorded asset impairment charges of $4 million. During the second quarter of 2016, we sold a facility for $18 million and recorded a pre-tax loss on the sale of $5 million. Additionally, we recorded other asset impairment charges of $3 million relating to a building.

9. Debt
Total debt at June 30, 2017 and December 31, 2016 consisted of the following:

	Interest rate	June 30, 2017	December 31, 2016
Notes due September 2017	5.75%	$385,109	$385,109
Notes due March 2018	5.6%	250,000	250,000
Notes due May 2018	4.75%	350,000	350,000
Notes due March 2019	6.25%	300,000	300,000
Notes due October 2021	3.375%	600,000	600,000
Notes due May 2022	3.875%	400,000	—
Notes due March 2024	4.625%	500,000	500,000
Notes due January 2037	5.25%	35,841	115,041
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	300,000	450,000
Other debt		5,552	5,677
Principal amount		3,551,502	3,380,827
Less: unamortized debt discount and issuance costs		30,630	28,796
Plus: unamortized interest rate swap proceeds		7,895	12,859
Total debt		3,528,767	3,364,890
Less: current portion long-term debt		985,291	614,485
Long-term debt		$2,543,476	$2,750,405
In May 2017, we issued $400 million of 3.875% fixed rate notes. Interest is payable semi-annually, commencing November 15, 2017 and is subject to adjustment from time to time if either Moody's or S&P (or a substitute ratings agency) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the notes. The notes mature in May 2022, but may be redeemed, at our option, in whole or in part, at any time or from time to time at par plus accrued, unpaid interest and a make-whole amount, if any. The proceeds were used to repay the $150 million term loan due in June 2017 and the remainder, together with cash on hand and other financing options, will be used to repay a portion of the $385 million notes due September 2017.

In January 2017, bondholders of the 5.25% Notes due 2037 caused us to redeem $79 million of the debt outstanding.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

10. Pensions and Other Benefit Programs
The components of net periodic benefit cost (income) were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Service cost	$34	$22	$559	$546	$434	$521
Interest cost	17,121	18,072	4,640	5,746	1,770	1,847
Expected return on plan assets	(24,369)	(25,370)	(7,961)	(8,581)	—	—
Amortization of transition credit	—	—	(2)	(2)	—	—
Amortization of prior service (credit) cost	(15)	(15)	(17)	(18)	74	74
Amortization of net actuarial loss	7,229	6,851	1,892	1,373	905	447
Settlement (1)	—	690	—	—	—	—
Net periodic benefit cost (income)	$—	$250	$(889)	$(936)	$3,183	$2,889

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Service cost	$64	$54	$1,101	$1,073	$853	$1,022
Interest cost	34,366	36,902	9,184	11,407	3,541	$3,983
Expected return on plan assets	(48,917)	(50,959)	(15,742)	(17,053)	—	—
Amortization of transition credit	—	—	(4)	(4)	—	—
Amortization of prior service (credit) cost	(30)	(30)	(35)	(35)	148	148
Amortization of net actuarial loss	14,497	13,557	3,926	2,716	1,789	1,807
Settlement (1)	—	1,788	—	—	—	—
Net periodic benefit cost (income)	$(20)	$1,312	$(1,570)	$(1,896)	$6,331	$6,960

(1) Included in restructuring charges and asset impairments, net in the Condensed Consolidated Statements of Income.
Through June 30, 2017 and 2016, contributions to our U.S. pension plans were $3 million and $7 million, respectively, and contributions to our foreign plans were $10 million and $39 million, respectively. Nonpension postretirement benefit plan contributions were $9 million and $8 million through June 30, 2017 and June 30, 2016, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

11. Income Taxes
The effective tax rate for the three months ended June 30, 2017 and 2016 was 9.2% and 35.8%, respectively, and the effective tax rate for the six months ended June 30, 2017 and 2016 was 24.2% and 36.5%, respectively. The effective tax rate for the six months ended June 30, 2017 and 2016 includes a $4 million and $3 million charge, respectively, from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock. The effective tax rate for the three and six months ended June 30, 2017 includes a $10 million and $14 million benefit, respectively, from the resolution of tax examinations.
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to 15% of our unrecognized tax benefits.
The IRS examinations of our consolidated U.S. income tax returns for tax years prior to 2012 are closed to audit; however, various post-2006 U.S. state and local tax returns are still subject to examination. In Canada, the examination of our tax filings prior to 2012 are closed to audit, except for the pending application of legal principles to specific issues arising in earlier years. Other significant jurisdictions include France, which is closed to audit through the end of 2012, Germany, which is closed to audit through the end of 2011 and the U.K., which, except for an item under appeal, is closed to audit through the end of 2011. We have other less significant tax filings currently subject to examination.
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

13. Stockholders’ Equity (Deficit)

Changes in stockholders’ equity (deficit) for the six months ended June 30, 2017 and 2016 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity (deficit)
Balance at January 1, 2017	$1	$483	$323,338	$148,125	$5,107,734	$(940,133)	$(4,743,208)	$(103,660)
Net income	—	—	—	—	114,034	—	—	114,034
Other comprehensive income	—	—	—	—	—	80,818	—	80,818
Dividends paid	—	—	—	—	(69,527)	—	—	(69,527)
Issuance of common stock	—	—	—	(28,567)	—	—	23,744	(4,823)
Conversion to common stock		(20)	—	(398)	—	—	418	—
Stock-based compensation expense	—	—	—	12,531	—	—	—	12,531
Balance at June 30, 2017	$1	$463	$323,338	$131,691	$5,152,241	$(859,315)	$(4,719,046)	$29,373

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2016	$1	$505	$323,338	$161,280	$5,155,537	$(888,635)	$(4,573,305)	$178,721
Net income	—	—	—	—	111,636	—	—	111,636
Other comprehensive loss	—	—	—	—	—	48,208	—	48,208
Dividends paid	—	—	—	—	(70,979)	—	—	(70,979)
Issuance of common stock	—	—	—	(22,592)	—	—	18,809	(3,783)
Conversion to common stock	—	(16)	—	(320)	—	—	336	—
Stock-based compensation expense	—	—	—	9,786	—	—	—	9,786
Repurchase of common stock	—	—	—	—	—	—	(194,776)	(194,776)
Balance at June 30, 2016	$1	$489	$323,338	$148,154	$5,196,194	$(840,427)	$(4,748,936)	$78,813

14. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of AOCI for the three and six months ended June 30, 2017 and 2016 were as follows:

	Amount Reclassified from AOCI (a)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gains (losses) on cash flow hedges
Revenue	$34	$(353)	$6	$(733)
Cost of sales	36	145	148	370
Interest expense, net	(507)	(507)	(1,014)	(1,014)
Total before tax	(437)	(715)	(860)	(1,377)
Benefit for income tax	170	277	336	535
Net of tax	$(267)	$(438)	$(524)	$(842)

Gains (losses) on available for sale securities
Interest expense, net	$(117)	$(19)	$(226)	$(1)
Benefit provision for income tax	44	7	84	—
Net of tax	$(73)	$(12)	$(142)	$(1)

Pension and Postretirement Benefit Plans (b)
Transition credit	$2	$2	$4	$4
Prior service costs	(42)	(41)	(83)	(83)
Actuarial losses	(10,026)	(9,361)	(20,212)	(19,868)
Total before tax	(10,066)	(9,400)	(20,291)	(19,947)
Benefit from income tax	3,442	4,122	6,956	7,919
Net of tax	$(6,624)	$(5,278)	$(13,335)	$(12,028)
(a)     Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

(b)
Reclassified from accumulated other comprehensive loss into selling, general and administrative expenses. These amounts are included in the computation of net periodic costs (see Note 10 for additional details).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Changes in AOCI for the six months ended June 30, 2017 and 2016 were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2017	$(1,485)	$120	$(787,813)	$(150,955)	$(940,133)
Other comprehensive income (loss) before reclassifications (a)	(141)	1,734	(1,482)	66,706	66,817
Reclassifications into earnings (a), (b)	524	142	13,335	—	14,001
Net other comprehensive income	383	1,876	11,853	66,706	80,818
Balance at June 30, 2017	$(1,102)	$1,996	$(775,960)	$(84,249)	$(859,315)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2016	$(3,912)	$536	$(738,768)	$(146,491)	$(888,635)
Other comprehensive (loss) income before reclassifications (a)	(420)	5,862	(430)	30,325	35,337
Reclassifications into earnings (a), (b)	842	1	12,028	—	12,871
Net other comprehensive (loss) income	422	5,863	11,598	30,325	48,208
Balance at June 30, 2016	$(3,490)	$6,399	$(727,170)	$(116,166)	$(840,427)
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as "estimate," "target," "project," "plan," "believe," "expect," "anticipate," "intend" and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•	declining physical mail volumes

•	competitive factors, including pricing pressures; technological developments; the introduction of new products and services by competitors, and fuel prices

•
our success in developing new products and services, including digital-based products and services, obtaining regulatory approval if required, and the market’s acceptance of these new products and services

•	our ability to fully utilize the new enterprise business platform in North America and successfully implement it internationally without significant disruption to existing operations

•	the continued availability and security of key information systems and the cost to comply with information security requirements and privacy laws

•	a breach of security, including a cyberattack or other comparable event

•	the success of our investment in rebranding the company to build market awareness and to create new demand for our products, services and solutions

•	changes in postal or banking regulations

•	the loss of some of our larger clients in the Global Ecommerce segment

•	macroeconomic factors, including global and regional business conditions that adversely impact customer demand, foreign currency exchange rates, interest rates and labor conditions

•	capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs

•	third-party suppliers' ability to provide product components, assemblies or inventories

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	integrating newly acquired businesses, including operations and product and service offerings

•	intellectual property infringement claims

•	our success at managing customer credit risk

•	significant changes in pension, health care and retiree medical costs

•	income tax adjustments or other regulatory levies for prior audit years and changes in tax laws, rulings or regulations

•	a disruption of our businesses due to changes in international or national political conditions, including the use of the mail for transmitting harmful biological agents or other terrorist attacks

•	acts of nature

Overview
During the first half of 2017, we continued to make progress against our strategic initiatives. We continued to invest in new product development in order to bring our digital capabilities to market and invest in marketing for brand awareness. These investments are to enable us to become more digital and web-enabled to better serve our clients.

In Small and Medium Business Solutions (SMB), new products and digital capabilities contributed to growth in equipment sales during the quarter in Mail Finishing, which includes the initial SendPro products we launched last year. We continued to grow our digital channel. SMB experienced higher marketing spending resulting from the SendPro campaign, as well as higher residual losses on leased equipment due to the timing of trade-up activity and higher bad debt and credit loss provisions.

In Enterprise Business Solutions (EBS), total equipment sales decreased due to lower sorter placements; however inserter sales increased. Our Presort Services business continues to expand its parcel sortation services.

In Digital Commerce Solutions (DCS) we continued to invest in bringing innovation to our customers. In Software Solutions, we continued to build the indirect channel as our partners invest and help build the pipeline for our products. This quarter, in Global Ecommerce, we enhanced our Shipping APIs with several new features, including adult signature, scan for enhancements and additional postage financing options. These improved capabilities are a result of close collaboration with our domestic shipping business clients to meet and support their needs. We also continued to invest in enabling our retailers to offer their goods on global marketplace sites, supporting retailers to generate consumer demand and expanding our cross-border offerings to additional outbound countries.

Financial Results Summary - Three Months Ended June 30:

	2017	2016	Change
Revenue	$821,371	$835,886	(2)%
Income from continuing operations	$48,901	$59,844	(18)%
Loss from discontinued operations, net of tax	$—	$(1,660)	100%
Net income	$48,901	$58,184	(16)%
Earnings per share from continuing operations - diluted	$0.26	$0.29	(8)%

Revenue
Revenue declined 2% on a reported basis and was flat on a constant currency basis as the dollar strengthened year over year, particularly against the British Pound, and affected the translation of foreign sourced revenues.

•	The results reflect growth in business services revenue and equipment sales and declines in financing, support services, supplies, rentals and software revenue.

•
SMB revenue declined 3% as reported and 2% on a constant currency basis. North America Mailing revenue declined 1% driven by continued declines in recurring revenue streams, partially offset by growth in equipment sales. The growth in equipment sales reflects new product offerings, including the initial SendPro products launched last year and digital offerings. Equipment sales growth also benefited from a favorable comparison to the prior year, which was impacted by the enterprise business platform implementation in the second quarter of 2016. International Mailing revenue declined 11% as reported and 7% on a constant currency basis.

•
EBS revenue declined 4% as reported and 3% on a constant currency basis. Presort Services revenue grew 2% driven by higher standard mail volumes processed and higher revenue per piece in flats. Production Mail revenue declined 11% as reported and 10% on a constant currency basis driven by a decline in equipment sales and a continued decline in support services revenues as a result of the shift from in-house mail production to third party service bureaus who service their own equipment.

•
DCS revenue grew 4% as reported and 7% on a constant currency basis. Global Ecommerce revenue grew 14% as reported and 16% on a constant currency basis driven by growth in domestic shipping and the U.K. outbound marketplace. We continued to add retailers and invest in market-growth opportunities and innovation. Software Solutions revenue declined 4% as reported and 2% on a constant currency basis, as growth in data and maintenance were more than offset by a decline in license revenue. We continued to build our partner channels, which contributed to revenue.

Net Income
Net income declined 16% driven largely by a decline in our high-margin recurring revenue streams in our SMB group, increased spending in brand-related media campaigns and a favorable adjustment in the prior year related to state sales tax. These were partially offset by benefits from the new enterprise business platform, a lower tax rate and a gain from the sale of the technology for a mining industry application, used mostly in Australia, to a channel partner.

Financial Results Summary - Six Months Ended June 30:

	2017	2016	Change
Revenue	$1,658,011	$1,680,475	(1)%
Income from continuing operations	$114,034	$122,484	(7)%
Loss from discontinued operations, net of tax	$—	$(1,660)	100%
Net income	$114,034	$120,824	(6)%
Earnings per share from continuing operations - diluted	$0.61	$0.59	4%
Net Cash Provided by Operations	$184,647	$158,584	16%

Revenue
Revenue declined 1% on a reported basis and was flat on a constant currency basis as the dollar strengthened year over year, particularly against the British Pound, and affected the translation of foreign sourced revenues.

•	The results reflect growth in business services revenue and equipment sales and declines in financing, support services, supplies and rentals revenue.

•
SMB revenue declined 5% as reported and 4% on a constant currency basis. North America Mailing revenue declined 3% driven by continued declines in recurring revenue streams, partially offset by growth in equipment sales. The equipment sales growth reflects new product offerings, including the initial SendPro products launched last year and digital offerings. Equipment sales growth also benefited from a favorable comparison to the prior year, which was impacted by the enterprise business platform implementation in the second quarter of 2016. International Mailing revenue declined 11% as reported and 7% on a constant currency basis.

•
EBS revenue was flat on both a reported and constant currency basis. Presort Services revenue grew 3% driven by higher standard mail volumes processed and higher revenue per piece in flats. Production Mail revenue declined 5% as reported and 3% on a constant currency basis driven by a continued decline in support services revenues as a result of the shift from in-house mail production to third party service bureaus who service their own equipment, and a decline in equipment sales.

•
DCS revenue grew 6% as reported and 9% on a constant currency basis. Global Ecommerce revenue grew 15% as reported and 18% on a constant currency basis driven by growth in domestic shipping and the UK outbound marketplace. We continued to invest in market-growth opportunities and innovation. Software Solutions revenue declined 2% as reported and was flat on a constant currency basis, as growth in data and maintenance was more than offset by a decline in license revenue.

Net Income
Net income declined 6% driven largely by a decline in high-margin recurring revenue streams in our SMB group, increased spending in brand-related media campaigns, higher research and development costs and favorable adjustments in the prior year related to state sales tax and forgiveness of a loan. These were partially offset by benefits from the new enterprise business platform, a lower tax rate and a gain from the sale of the technology for a mining industry application, used mostly in Australia, to a channel partner.

Cash Flows
Net cash provided by operations was $185 million compared to $159 million in the prior year. The timing of vendor payments and lower variable compensation payments in 2017 drove the increase. During the first six months of 2017, we used cash to:

•	reduce debt by $229 million;

•	pay dividends of $70 million to our common stockholders; and

•	invest $77 million in capital expenditures.

Outlook
We expect that the introduction of new products and digital capabilities, the implementation of our new enterprise business platform, continued marketing programs, restructuring actions and cost savings initiatives will provide long-term benefits. We are continuing to see a shift in our portfolio to higher growth and digital solutions, which have lower margins and will impact future financial performance. In the shorter term however, we expect that the normalization of variable compensation, higher marketing and increased spending on innovation will affect earnings in 2017 as compared to the prior year.
Within SMB Solutions, we anticipate that the introduction of new solutions and services, particularly those included in the Pitney Bowes Commerce Cloud, including our SendPro solution, will help grow revenue over the long-term. This year, we will launch the next generation of our SendPro family of products. This product leverages the latest cloud technology to securely deliver a digital multi-carrier platform that enables offices of all sizes to select the sending option for parcels, letters and flats, while also providing full tracking and delivering potential savings across carriers. This product provides greater value and convenience to users through apps, analytics and services on an open platform, which is available for third party developers to easily build upon. We also anticipate that service and rental margins will improve in the second half of the year driven by revenue growth in conjunction with productivity initiatives and as the cost of retiring aging meters stabilizes.
Within EBS, we continue to invest in growth-oriented products and solutions. We anticipate revenue and profitability growth in Presort Services due to network and parcel services expansion. Production Mail revenue growth has been challenged by consolidation and outsourcing and pricing pressures on services revenue and the timing of deals, but we expect revenue to be impacted to a lesser extent in the second half of 2017.
Within DCS, we are seeing progress in our build-out of our partner sales channel in Software Solutions by adding new regional systems integrators and location intelligence partners. This effort includes continued investment in expanding the indirect channel and training partner sales and technical resources. We anticipate continued financial investment in Global Ecommerce that will contribute to future growth from expansion of our existing marketplace sites (sites where multiple sellers provide their offerings), individual retail clients, new client acquisition and expanded service offerings. We also will continue to invest in our retail and ecommerce shipping business through our Shipping APIs. We continue to expand and globalize our cross-border ecommerce offerings by adding new retail clients in additional countries, which diversifies the business and helps to mitigate foreign currency risk.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Actual % change	Constant Currency % change	2017	2016	Actual % change	Constant Currency % change
Equipment sales	$158,625	$152,641	4%	5%	$321,599	$312,002	3%	4%
Supplies	63,228	65,274	(3)%	(1)%	130,046	137,325	(5)%	(4)%
Software	86,664	90,615	(4)%	(2)%	164,531	168,673	(2)%	—%
Rentals	95,999	102,869	(7)%	(6)%	195,869	206,959	(5)%	(5)%
Financing	83,653	91,609	(9)%	(8)%	169,398	189,032	(10)%	(9)%
Support services	115,299	131,418	(12)%	(11)%	234,146	259,678	(10)%	(9)%
Business services	217,903	201,460	8%	9%	442,422	406,806	9%	10%
Total revenue	$821,371	$835,886	(2)%	—%	$1,658,011	$1,680,475	(1)%	—%

	Three Months Ended June 30,				Six Months Ended June 30,
			Percentage of Revenue				Percentage of Revenue
	2017	2016	2017	2016	2017	2016	2017	2016
Cost of equipment sales	$77,189	$78,055	48.7%	51.1%	$146,751	$149,594	45.6%	47.9%
Cost of supplies	19,909	19,624	31.5%	30.1%	41,380	40,314	31.8%	29.4%
Cost of software	24,795	26,983	28.6%	29.8%	50,103	53,798	30.5%	31.9%
Cost of rentals	21,576	18,415	22.5%	17.9%	42,238	38,910	21.6%	18.8%
Financing interest expense	12,843	13,495	15.4%	14.7%	25,817	28,410	15.2%	15.0%
Cost of support services	73,190	74,742	63.5%	56.9%	146,544	149,991	62.6%	57.8%
Cost of business services	153,063	140,830	70.2%	69.9%	303,906	276,368	68.7%	67.9%
Total cost of revenue	$382,565	$372,144	46.6%	44.5%	$756,739	$737,385	45.6%	43.9%

The discussion below refers to the change in revenue on a constant currency basis to exclude changes in foreign currency exchange rates on the change in revenue. We believe that the use of a constant currency revenue measure provides a better understanding of underlying revenue performance. Constant currency is calculated by converting our current period reported revenue at the prior year's exchange rates.
Revenue and Cost of Revenues - 2017 compared to 2016
Equipment sales
Equipment sales revenue increased 4% in the quarter. On a constant currency basis, equipment sales increased 5%, primarily due to:

•
12% from higher equipment sales in North America Mailing due to increased sales in Mail Finishing, which includes the initial SendPro products launched last year and, in part, reflecting a favorable comparison to prior year, which was affected by the enterprise business platform implementation in the second quarter of 2016; partially offset by

•	4% from lower sorter placements in Production Mail; and

•	2% from a decline in equipment sales in International Mailing.
Cost of equipment sales as a percentage of equipment sales decreased to 48.7% in the quarter, primarily due to improved equipment sales margins in International Mailing.

Equipment sales revenue increased 3% in the first six months of 2017. On a constant currency basis, equipment sales increased 4%, primarily due to:

•
7% from higher equipment sales in North America Mailing, reflecting a favorable comparison to prior year, which was impacted by the enterprise business platform implementation in the second quarter of 2016; partially offset by

•	2% from a decline in equipment sales in International Mailing.
Cost of equipment sales as a percentage of equipment sales decreased to 45.6% in the first six months of 2017 primarily due to improved equipment sales margins in International Mailing.

Supplies
Supplies revenue decreased 3% in the quarter. On a constant currency basis, supplies revenue decreased 1% primarily due to:

•	2% from lower supplies revenue in International Mailing; partially offset by

•	1% increase from North America Mailing primarily due to the impact of the enterprise business platform implementation in the second quarter of 2016.
Cost of supplies as a percentage of supplies revenue increased to 31.5% in the quarter primarily due to higher mix of low margin products.

Supplies revenue decreased 5% in the first six months of 2017. On a constant currency basis, supplies revenue decreased 4% primarily due to:

•	3% from North America mailing primarily due to a decline in installed mailing equipment and postage volumes; and

•	1% from a decline in International Mailing revenue.
Cost of supplies as a percentage of supplies revenue increased to 31.8% in the first six months of 2017 due to higher mix of low margin products.

Software
Software revenue decreased 4% in the quarter. On a constant currency basis revenue decreased 2% primarily due to:

•	4% from lower licensing fees; partially offset by

•	2% from higher data revenue.
Cost of software as a percentage of software revenue decreased to 28.6% for the quarter primarily due to savings from cost reduction initiatives.

Software revenue decreased 2% in the first six months of 2017, but was flat on a constant currency basis. Cost of software as a percentage of software revenue decreased to 30.5% due to savings from cost reduction initiatives.

Rentals
Rentals revenue decreased 7% for the quarter and 6% on a constant currency basis, and 5% on an actual and constant currency basis, in the first six months of 2017 primarily due to a declining meter population. Cost of rentals as a percentage of rentals revenue increased to 22.5% for the quarter and 21.6% in the first six months of 2017 primarily due to higher scrapping costs associated with retiring aging meters.

Financing
Financing revenue decreased 9% in the quarter and 10% in the first six months of 2017. On a constant currency basis, financing revenue decreased 8% in the quarter and 9% in the first six months of 2017 primarily due to a declining portfolio and lower fees.
We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio and apply our overall effective interest rate to the average outstanding finance receivables. Financing interest expense as a percentage of financing revenue increased to 15.4% for the quarter and 15.2% in the first six months of 2017 primarily due to a higher effective interest rate.

Support Services
Support services revenue decreased 12% in the quarter. On a constant currency basis, support services revenue decreased 11% primarily due to:

•	9% from a decline in installed mailing equipment worldwide; and

•	2% from lower maintenance revenue on production mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service their own equipment.
Support services revenue decreased 10% in the first six months of 2017. On a constant currency basis, support services revenue decreased 9% primarily due to:

•	7% from a decline in installed mailing equipment worldwide; and

•	2% from lower maintenance revenue on production mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service their own equipment.
Cost of support services as a percentage of support services revenue increased to 63.5% for the quarter and 62.6% in the first six months of 2017 as support services margins were impacted by lower services revenue without corresponding cost reduction.

Business Services
Business services revenue increased 8% in the quarter. On a constant currency basis, business services revenue increased 9% primarily due to:

•	7% from growth in Global Ecommerce due to higher cross-border and retail volumes, particularly in the U.K.;

•	1% from higher revenue in Presort Services from higher volumes of mail processed; and

•	1% from higher revenue in North America Mailing.
Business services revenue increased 9% in the first six months of 2017. On a constant currency basis, business services revenue increased 10% primarily due to:

•	7% from growth in Global Ecommerce due to higher cross-border and retail volumes; and

•	2% from higher revenue in Presort Services from higher volumes of mail processed.
Cost of business services as a percentage of business services revenue increased to 70.2% in the quarter and 68.7% in the first six months of 2017 primarily due to higher costs in our Global Ecommerce segment as we invest in the business, as well as higher labor, freight and transportation costs in our Presort operations.

Selling, general and administrative (SG&A)
SG&A expense increased 3% to $297 million in the quarter primarily due to higher marketing expenses of $13 million, higher bad debt and credit loss provisions of $4 million, $5 million higher expenses for investments in growth opportunities in Global Ecommerce and a favorable state sales tax adjustment of $5 million in 2016, partially offset by benefits of approximately $16 million from productivity initiatives and a $6 million pre-tax gain from the sale of technology for a mining industry application, used mostly in Australia, to a channel partner.

SG&A expense decreased 2% to $604 million in the first six months of 2017 primarily due to approximately $28 million of benefits from productivity initiatives and a $6 million pre-tax gain from the sale of technology for a mining industry application, used mostly in Australia, to a channel partner, partially offset by $10 million of higher marketing expenses and $5 million of higher bad debt and credit loss provisions. Additionally, the first six months of 2016 included a $10 million benefit associated with the forgiveness of a loan by the State of Connecticut and a $5 million favorable state sales tax adjustment.

Research and development (R&D)
R&D expense decreased 5% to $33 million in the quarter primarily due to project timing. R&D expense increased 6% to $65 million for the first six months of 2017, primarily due to investments in Global Ecommerce and Software Solutions.

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
Revenue and EBIT for the three and six months ended June 30, 2017 and 2016 by reportable segment are presented below:

	Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Actual % change	Constant Currency % change	2017	2016	Actual % change	Constant Currency % change
North America Mailing	$341,096	$343,218	(1)%	—%	$696,674	$714,671	(3)%	(3)%
International Mailing	95,322	107,581	(11)%	(7)%	188,380	212,567	(11)%	(7)%
Small & Medium Business Solutions	436,418	450,799	(3)%	(2)%	885,054	927,238	(5)%	(4)%
Production Mail	85,570	95,874	(11)%	(10)%	174,525	183,299	(5)%	(3)%
Presort Services	118,452	115,765	2%	2%	251,129	243,161	3%	3%
Enterprise Business Solutions	204,022	211,639	(4)%	(3)%	425,654	426,460	—%	—%
Software Solutions	86,425	90,464	(4)%	(2)%	164,645	168,386	(2)%	—%
Global Ecommerce	94,506	82,984	14%	16%	182,658	158,391	15%	18%
Digital Commerce Solutions	180,931	173,448	4%	7%	347,303	326,777	6%	9%
Total	$821,371	$835,886	(2)%	—%	$1,658,011	$1,680,475	(1)%	—%

	EBIT
	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% change	2017	2016	% change
North America Mailing	$120,877	$146,897	(18)%	$261,885	$307,728	(15)%
International Mailing	13,969	12,468	12%	27,238	23,644	15%
Small & Medium Business Solutions	134,846	159,365	(15)%	289,123	331,372	(13)%
Production Mail	7,631	12,914	(41)%	16,595	19,738	(16)%
Presort Services	19,270	21,214	(9)%	49,987	50,124	—%
Enterprise Business Solutions	26,901	34,128	(21)%	66,582	69,862	(5)%
Software Solutions	7,555	10,151	(26)%	10,304	7,579	36%
Global Ecommerce	(4,030)	(683)	> (100)%	(8,300)	(4,152)	(100)%
Digital Commerce Solutions	3,525	9,468	(63)%	2,004	3,427	(42)%
Total	$165,272	$202,961	(19)%	$357,709	$404,661	(12)%
Small & Medium Business Solutions
North America Mailing
North America Mailing revenue decreased 1% in the quarter and was flat on a constant currency basis. In the quarter, revenue was impacted:

•
5% from higher equipment sales due to increased sales in Mail Finishing, which includes the initial SendPro products launched last year and, in part, reflecting a favorable comparison to prior year, which was affected by the enterprise business platform implementation in the second quarter of 2016; partially offset by

•	4% from declines in rental and support services revenue due to a decline in installed mailing equipment and lower postage volumes; and

•	2% from lower financing revenue primarily due to a declining lease portfolio and lower fees.

North America Mailing revenue decreased 3% in the first six months of 2017, on both an actual and constant currency basis, primarily due to:

•	2% from lower financing revenue primarily due to a declining lease portfolio and lower fees; and

•	3% from declines in rentals and support services revenue due to a decline in installed mailing equipment and lower postage volumes; partially offset by

•
3% from higher equipment sales due to increased sales in Mail Finishing, which includes the initial SendPro products launched last year and, in part, reflecting a favorable comparison to prior year, which was affected by the enterprise business platform implementation in the second quarter of 2016.

EBIT decreased 18% in the quarter and 15% in the first six months of 2017, primarily due to the decline in higher margin recurring revenue streams. EBIT was also impacted by lower service margins, increased scrap costs, higher marketing expenses, higher residual losses on leased equipment due to the timing of trade-up activity and higher bad debt and credit loss provisions.

International Mailing
International Mailing revenue decreased 11% in the quarter. On a constant currency basis, revenue decreased 7% primarily due to:

•	4% from lower equipment sales, particularly in the UK, France and Italy partially offset by growth in Japan; and

•	3% from declines in rental, financing and support services revenue resulting from a decline in installed mailing equipment and the lease portfolio.
International Mailing revenue decreased 11% in the first six months of 2017. On a constant currency basis, revenue decreased 7% primarily due to:

•	4% from lower equipment sales, primarily in the U.K., France, Germany and Italy, partially offset by growth in Japan; and

•	3% from declines in rental, financing and support services revenue resulting from a decline in installed mailing equipment and the lease portfolio.
EBIT increased 12% in the quarter and 15% in the first six months of 2017, primarily due to improved equipment sales margins and lower expenses.

Enterprise Business Solutions
Production Mail
Production Mail revenue decreased 11% in the quarter. On a constant currency basis, revenue decreased 10% primarily due to:

•	6% from lower equipment sales due primarily to lower sorter equipment placements, partially offset by higher inserter equipment sales; and

•	3% due to lower support services revenue as a result of some in-house mailers moved their mail processing to third-party outsourcers who service their own equipment.
Production Mail revenue decreased 5% in the first six months of 2017. On a constant currency basis, revenue decreased 3% primarily due to the decline in support services revenue as a result of some in-house mailers shifting their mail processing to third-party outsourcers who service their own equipment.

EBIT decreased 41% in the quarter and 16% in the first six months of 2017, primarily due to the decline in revenue in addition to higher sales of certain lower-margin inserter products.

Presort Services
Presort Services revenue increased 2% in the quarter, and 3% in the first six months of 2017, primarily due to higher volumes of Standard Class Mail processed and higher revenue per piece of mail related to flats. EBIT decreased 9% in the quarter, primarily due to higher labor, freight and transportation expenses. In addition, EBIT was impacted by the resolution of certain client billing disputes. EBIT was flat in the first six months of 2017 compared to the first six months of 2016.

Digital Commerce Solutions
Software Solutions
Software revenue decreased 4% in the quarter and 2% on a constant currency basis primarily due to:

•	4% from lower licensing fees; partially offset by

•	2% from higher data revenue.
EBIT decreased 26% in the quarter primarily due to the decline in license revenue.

Software revenue decreased 2% in first six months of 2017, but was flat on a constant currency basis as higher data revenue was offset by lower licensing revenue. EBIT increased 36% in the first six months of 2017 primarily due to savings from cost reduction initiatives.

Global Ecommerce
Global Ecommerce revenue increased 14% in the quarter. On a constant currency basis, revenue increased 16% primarily due to:

•	10% from higher domestic ecommerce shipping revenues;

•	5% from higher cross-border marketplace volumes, particularly in the U.K.; and

•	1% from higher retail volumes.
Global Ecommerce revenue increased 15% in the first six months of 2017. On a constant currency basis, revenue increased 18% primarily due to:

•	10% from higher domestic ecommerce shipping revenues;

•	5% from higher cross-border marketplace volumes, particularly in the U.K.; and

•	3% from higher retail volumes.
EBIT loss increased $3 million to a loss of $4 million in the quarter and increased $4 million to a loss of $8 million in the first six months of 2017 due to our continuing investment in future market growth opportunities, including shipping APIs and the expansion of our cross-border offerings to Australia.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity under our commercial paper program will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends, strategic acquisitions and share repurchases. Cash and cash equivalents and short-term investments were $1,005 million at June 30, 2017 and $803 million at December 31, 2016. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash and cash equivalents held by our foreign subsidiaries were $564 million at June 30, 2017 and $475 million at December 31, 2016. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.
Cash Flow Summary
Changes in cash and cash equivalents for the six months ended June 30, 2017 and 2016 were as follows:

	2017	2016	Change
Net cash provided by operating activities	$184,647	$158,584	$26,063
Net cash used in investing activities	(224,791)	(18,396)	(206,395)
Net cash provided by (used in) financing activities	91,371	(121,017)	212,388
Effect of exchange rate changes on cash and cash equivalents	24,815	4,355	20,460
Change in cash and cash equivalents	$76,042	$23,526	$52,516
Cash from operations increased $26 million, primarily due to:

•	Lower variable compensation payments in 2017 attributable to 2016 performance;

•	Timing of payments associated with payroll, and the launch of our enterprise business platform and advertising campaigns in 2016;

•	Lower restructuring and tax payments; and

•	A special U.K. pension contribution of $37 million in 2016.

Cash flows used in investing activities increased $206 million, primarily due to:

•	Higher investment activities of $203 million, primarily due to the investment of residual proceeds from the issuance of debt;

•	A 2016 sale of a building for $18 million;

•	Higher capital expenditures of $5 million; partially offset by

•	Lower acquisition/divestiture spending of $9 million; and an

•	Increase in reserve deposits of $10 million.

Cash flows provided by financing activities increased $212 million, primarily due to:

•	$195 million of share repurchases in 2016; and

•	$9 million of dividends paid to non-controlling interests in 2016

Financings and Capitalization
We are a "Well-Known Seasoned Issuer" within the meaning of Rule 405 under the Securities Act, which allows us to issue debt securities, preferred stock, preference stock, common stock, purchase contracts, depositary shares, warrants and units in an expedited fashion. We have a commercial paper program that is an important source of liquidity for us and a committed credit facility of $1 billion to support our commercial paper issuances. During the second quarter of 2017, we extended the expiration of the credit facility to 2021 under the same terms and conditions. We have not drawn upon the credit facility.
At June 30, 2017 and December 31, 2016 there were no outstanding commercial paper borrowings. During the quarter, commercial paper borrowings averaged $5 million at a weighted average interest rate of 1.6% and the maximum amount of commercial paper outstanding at any point during the quarter was $72 million.
In May 2017, we issued $400 million of 3.875% fixed rate notes. Interest is payable semi-annually, commencing November 15, 2017 and is subject to adjustment from time to time if either Moody's or S&P (or a substitute ratings agency) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the notes. The notes mature in May 2022, but may be redeemed, at our option, in whole or in part, at any time or from time to time at par plus accrued, unpaid interest and a make-whole amount, if any. The proceeds were used to repay the $150 million term loan due in June 2017 and the remainder, together with cash on hand and other financing options, will be used to repay a portion of the $385 million notes due September 2017.

In January 2017, bondholders of the 5.25% Notes due 2037 caused us to redeem $79 million of the debt outstanding.

Dividends and Share Repurchases
During the six months ended June 30, 2017, we paid dividends to our stockholders of $70 million. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends.
We did not repurchase any of our common shares during the quarter. We have a remaining board of directors authorization of $21 million to repurchase shares.

Off-Balance Sheet Arrangements
At June 30, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations or liquidity.

Critical Accounting Estimates
Finance Receivables and Allowance for Credit Losses
Finance receivables are composed of sales-type lease receivables and unsecured revolving loan receivables. We provide an allowance for probable credit losses based on historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a client's ability to pay, prevailing economic conditions and our ability to manage the collateral. At June 30, 2017 gross finance receivables aged greater than 90 days have grown since the implementation of our enterprise business platform in the second quarter of 2016. We believe the majority of the increased delinquency is administrative in nature and the result of a change in our billing format and process under our new enterprise business platform. The billing format under the platform is different and we are continuing to work with clients to reconcile amounts billed under the new format and thus such clients have not made payments. These accounts are considered delinquent in our analysis, but we continue to expect that payment in full will be received. The aging disclosed in Note 5 of the Condensed Consolidated Financial Statements represents full contract value while only a small portion (approximately 25%) has been billed and recognized in income as of June 30, 2017.
As of June 30, 2017, we had North America sales-type lease receivables aged greater than 90 days with a contract value of $56 million. As of August 1, 2017, we received payments with a contract value of approximately $26 million related to these receivables.
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
Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal control over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act. In addition, no changes in internal control over financial reporting occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of June 30, 2017.
PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 12 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2016 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes. The following table provides information about purchases of our common stock during the three months ended June 30, 2017:

	Total Number of shares purchased	Average price paid per share	Total Number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may be purchased under the plans or programs (in thousands)
Beginning balance				21,022
April 1, 2017 - April 30, 2017	—	—	—	21,022
May 1, 2017 - May 31, 2017	—	—	—	21,022
June 1, 2017 - June 30, 2017	—	—	—	21,022
	—	—	—

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
4.1	Officer's Certificate establishing the terms of the 3.875% Notes due 2022, dated May 5, 2017 (incorporated by reference to Exhibit 4.1 to Form 8-K filed May 9, 2017)	4.1
4.2	Specimen of 3.875% Notes due 2022 (incorporated by reference to exhibit 4.1 to Form 8-K filed May 9, 2017)	4.2
12	Computation of ratio of earnings to fixed charges	12
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	August 2, 2017

/s/ Stanley J. Sutula III

Stanley J. Sutula III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Steven J. Green

Steven J. Green
Vice President – Finance and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description	Exhibit Number in this Form 10-Q

4.1	Officer's Certificate establishing the terms of the 3.875% Notes due 2022, dated May 5, 2017 (incorporated by reference to Exhibit 4.1 to Form 8-K filed May 9, 2017)	4.1
4.2	Specimen of 3.875% Notes due 2022 (incorporated by reference to exhibit 4.1 to Form 8-K filed May 9, 2017)	4.2
12	Computation of ratio of earnings to fixed charges	12
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document