Form 10-Q
period 2017-09-30
PITNEY BOWES INC /DE/
filed 2017-11-02
CIK 78814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

As of October 26, 2017, 186,728,127 shares of common stock, par value $1 per share, of the registrant were outstanding.

PITNEY BOWES INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Equipment sales	$157,649	$173,143	$479,248	$485,145
Supplies	58,296	61,306	188,342	198,631
Software	99,600	89,087	264,131	257,760
Rentals	95,901	102,747	291,770	309,706
Financing	81,184	87,883	250,582	276,915
Support services	120,479	123,954	354,625	383,632
Business services	229,711	200,911	672,133	607,717
Total revenue	842,820	839,031	2,500,831	2,519,506
Costs and expenses:
Cost of equipment sales	85,647	86,147	232,398	235,741
Cost of supplies	18,827	20,348	60,207	60,662
Cost of software	25,713	25,698	75,816	79,496
Cost of rentals	20,818	16,041	63,056	54,951
Financing interest expense	12,629	12,965	38,446	41,375
Cost of support services	70,688	74,799	217,232	224,790
Cost of business services	166,984	140,989	470,890	417,357
Selling, general and administrative	304,398	300,983	908,169	916,981
Research and development	32,057	28,680	96,871	89,761
Restructuring charges and asset impairments, net	1,493	16,494	30,502	49,503
Interest expense, net	28,601	22,294	81,877	62,394
Total costs and expenses	767,855	745,438	2,275,464	2,233,011
Income before income taxes	74,965	93,593	225,367	286,495
Provision for income taxes	17,607	23,197	53,975	93,615
Income from continuing operations	57,358	70,396	171,392	192,880
Loss from discontinued operations, net of tax	—	(291)	—	(1,951)
Net income	57,358	70,105	171,392	190,929
Less: Preferred stock dividends attributable to noncontrolling interests	—	4,593	—	13,781
Net income attributable to Pitney Bowes Inc.	$57,358	$65,512	$171,392	$177,148
Amounts attributable to common stockholders:
Net income from continuing operations	$57,358	$65,803	$171,392	$179,099
Loss from discontinued operations, net of tax	—	(291)	—	(1,951)
Net income attributable to Pitney Bowes Inc.	$57,358	$65,512	$171,392	$177,148
Basic earnings per share attributable to common stockholders (1):
Continuing operations	$0.31	$0.35	$0.92	$0.95
Discontinued operations	—	—	—	(0.01)
Net income attributable to Pitney Bowes Inc.	$0.31	$0.35	$0.92	$0.94
Diluted earnings per share attributable to common stockholders (1):
Continuing operations	$0.31	$0.35	$0.92	$0.94
Discontinued operations	—	—	—	(0.01)
Net income attributable to Pitney Bowes Inc.	$0.31	$0.35	$0.92	$0.93
Dividends declared per share of common stock	$0.1875	$0.1875	$0.5625	$0.5625

(1) The sum of the earnings per share amounts may not equal the totals due to rounding.

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$57,358	$70,105	$171,392	$190,929
Less: Preferred stock dividends attributable to noncontrolling interests	—	4,593	—	13,781
Net income attributable to Pitney Bowes Inc.	57,358	65,512	171,392	177,148
Other comprehensive income, net of tax:
Foreign currency translations	33,517	6,938	100,223	37,263
Net unrealized gain (loss) on cash flow hedges, net of tax of $122, $(40), $361 and $224, respectively	195	(64)	579	358
Net unrealized gain on investment securities, net of tax of $220, $956, $1,322 and $4,399, respectively	375	1,628	2,251	7,491
Adjustments to pension and postretirement plans, net of tax of $(304) and $(777) for the nine months ended September 30, 2017 and 2016, respectively.	—	—	(1,482)	(1,230)
Amortization of pension and postretirement costs, net of tax of $3,484, $3,243, $10,440 and $10,362, respectively	6,744	5,963	20,078	18,791
Other comprehensive income, net of tax	40,831	14,465	121,649	62,673
Comprehensive income attributable to Pitney Bowes Inc.	$98,189	$79,977	$293,041	$239,821

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,696,903	$764,522
Short-term investments	45,508	38,448
Accounts receivable (net of allowance of $15,610 and $14,372, respectively)	408,886	455,527
Short-term finance receivables (net of allowance of $11,921 and $13,323, respectively)	826,122	893,950
Inventories	118,282	92,726
Current income taxes	42,605	11,373
Other current assets and prepayments	82,251	68,637
Total current assets	3,220,557	2,325,183
Property, plant and equipment, net	338,340	314,603
Rental property and equipment, net	185,866	188,054
Long-term finance receivables (net of allowance of $5,999 and $7,177, respectively)	650,793	673,207
Goodwill	1,616,968	1,571,335
Intangible assets, net	145,376	165,172
Noncurrent income taxes	77,188	74,806
Other assets	546,319	524,773
Total assets	$6,781,407	$5,837,133

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,348,395	$1,378,822
Current income taxes	13,542	34,434
Current portion of long-term debt	620,256	614,485
Advance billings	282,537	299,878
Total current liabilities	2,264,730	2,327,619
Deferred taxes on income	257,987	204,289
Tax uncertainties and other income tax liabilities	39,671	61,276
Long-term debt	3,562,672	2,750,405
Other noncurrent liabilities	555,514	597,204
Total liabilities	6,680,574	5,940,793

Commitments and contingencies (See Note 12)

Stockholders’ equity (deficit):
Cumulative preferred stock, $50 par value, 4% convertible	1	1
Cumulative preference stock, no par value, $2.12 convertible	457	483
Common stock, $1 par value (480,000,000 shares authorized; 323,337,912 shares issued)	323,338	323,338
Additional paid-in capital	133,394	148,125
Retained earnings	5,174,602	5,107,734
Accumulated other comprehensive loss	(818,484)	(940,133)
Treasury stock, at cost (136,777,086 and 137,669,194 shares, respectively)	(4,712,475)	(4,743,208)
Total Pitney Bowes Inc. stockholders’ equity (deficit)	100,833	(103,660)
Total liabilities and stockholders’ equity (deficit)	$6,781,407	$5,837,133

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$171,392	$190,929
Restructuring payments	(29,976)	(51,161)
Special pension plan contributions	—	(36,731)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of assets	—	3,938
Gain on sale of technology	(6,085)	—
Depreciation and amortization	131,989	140,225
Gain on debt forgiveness	—	(10,000)
Stock-based compensation	18,312	16,014
Restructuring charges and asset impairments, net	30,502	49,503
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Decrease in accounts receivable	55,913	51,853
Decrease in finance receivables	126,599	113,180
Increase in inventories	(22,814)	(20,489)
(Increase) decrease in other current assets and prepayments	(11,781)	3,312
Decrease in accounts payable and accrued liabilities	(46,034)	(119,818)
(Decrease) increase in current and noncurrent income taxes	(31,377)	1,543
Decrease in advance billings	(32,702)	(47,183)
Other, net	(23,361)	11,244
Net cash provided by operating activities	330,577	296,359
Cash flows from investing activities:
Purchases of available-for-sale securities	(108,571)	(163,134)
Proceeds from sales/maturities of available-for-sale securities	89,940	167,424
Net change in short-term and other investments	(8,083)	65,325
Capital expenditures	(119,562)	(115,532)
Proceeds from sale of assets	5,458	17,671
Acquisition of businesses, net of cash acquired	(7,889)	(37,942)
Change in reserve account deposits	(2,508)	1,813
Other investing activities	(4,500)	(7,420)
Net cash used in investing activities	(155,715)	(71,795)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,437,659	894,744
Principal payments of long-term debt	(614,449)	(371,007)
Net change in short-term borrowings	—	(90,000)
Dividends paid to stockholders	(104,524)	(105,791)
Common stock repurchases	—	(197,267)
Dividends paid to noncontrolling interests	—	(9,188)
Other financing activities	(3,624)	(5,430)
Net cash provided by financing activities	715,062	116,061
Effect of exchange rate changes on cash and cash equivalents	42,457	3,933
Increase in cash and cash equivalents	932,381	344,558
Cash and cash equivalents at beginning of period	764,522	640,190
Cash and cash equivalents at end of period	$1,696,903	$984,748
Cash interest paid	$131,927	$132,359
Cash income tax payments, net of refunds	$88,021	$95,487

See Notes to Condensed Consolidated Financial Statements

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

1. Description of Business and Basis of Presentation
Pitney Bowes Inc. (we, us, our, or the company), was incorporated in the state of Delaware in 1920. We are a global technology company offering innovative products and solutions that help our clients navigate the complex world of commerce. We provide innovative products and solutions for mailing, shipping and cross border ecommerce that enable the sending of packages globally and products and solutions for customer information management, location intelligence and customer engagement to help our clients market to their customers. Clients around the world rely on our products, solutions and services. For more information about us, our products, services and solutions, visit www.pb.com.

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
In the fourth quarter of 2016, we determined that certain investments were classified as cash and cash equivalents. Accordingly, the Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2016 has been revised to reduce beginning cash and cash equivalents by $10 million and ending cash and cash equivalents by $7 million with a corresponding adjustment to net change in short-term and other investing activities.
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
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. We retroactively adopted this ASU effective January 1, 2017. Accordingly, the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 has been recast to increase both net cash provided by operating activities and net cash used in financing activities by $5 million.
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
New Accounting Pronouncements - Standards Not Yet Adopted
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU changes the recognition and presentation requirements of hedge accounting and reduces the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing and hedge documentation. The standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.
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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue for the transfer of goods and services to customers in amounts that reflect the consideration the company expects to receive in exchange for those goods and services.  In addition, the standard requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue.  There were several amendments to the standard during 2016. The standard is effective beginning January 1, 2018 and can be adopted either retrospectively to each reporting period presented or on a modified retrospective basis with a cumulative effect adjustment at the date of the initial application. We plan to adopt the standard on the modified retrospective basis with a cumulative effect adjustment.
We have substantially completed our assessment of all potential impacts of the standard and do not expect a change in revenue recognition for the majority of our product and service offerings. The standard will have the most impact on timing of certain revenues in our Software Solutions segment. Specifically, we have concluded that for certain data subscription offerings, the portion of the transaction price allocated to the initial data set will be recognized as revenue at the time of initial delivery rather than over the subscription period.  We also concluded that for certain software licenses, revenue will be recognized ratably over the specific contract terms rather than predominately at the time of billing and delivery. Also, we concluded that certain marketing costs associated with the acquisition of new customers will be expensed as incurred rather than recognized over their expected revenue stream of eight years. We have also determined that certain sales commission plans will qualify for capitalization under the new standard. We plan to use the practical expedient that allows companies to expense costs to obtain a contract when the estimated amortization period is less than one year. We expect to complete our quantitative assessment of these key changes and the impact on our consolidated financial statements during the fourth quarter of 2017.
We continue to develop our internal controls, accounting policies and new disclosure requirements. We are enhancing our current systems and business processes to facilitate the preparation of financial information that will be required under the new standard. We expect to finalize these activities by the end of the year.
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
Revenue and EBIT by business segment is presented below:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
North America Mailing	$319,966	$349,785	$1,016,640	$1,064,456
International Mailing	93,770	96,730	282,150	309,297
Small & Medium Business Solutions	413,736	446,515	1,298,790	1,373,753
Production Mail	104,387	106,350	278,912	289,649
Presort Services	119,074	114,053	370,203	357,214
Enterprise Business Solutions	223,461	220,403	649,115	646,863
Software Solutions	99,442	89,031	264,087	257,417
Global Ecommerce	106,181	83,082	288,839	241,473
Digital Commerce Solutions	205,623	172,113	552,926	498,890
Total revenue	$842,820	$839,031	$2,500,831	$2,519,506

	EBIT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
North America Mailing	$107,777	$141,968	$369,662	$449,696
International Mailing	8,729	9,198	35,967	32,842
Small & Medium Business Solutions	116,506	151,166	405,629	482,538
Production Mail	14,920	15,696	31,515	35,434
Presort Services	19,474	19,181	69,461	69,305
Enterprise Business Solutions	34,394	34,877	100,976	104,739
Software Solutions	20,912	10,329	31,216	17,908
Global Ecommerce	(9,594)	1,544	(17,894)	(2,608)
Digital Commerce Solutions	11,318	11,873	13,322	15,300
Total segment EBIT	162,218	197,916	519,927	602,577
Reconciling items:
Interest, net	(41,230)	(35,259)	(120,323)	(103,769)
Unallocated corporate expenses	(38,848)	(51,992)	(144,138)	(158,536)
Restructuring charges and asset impairments, net	(1,493)	(16,494)	(30,502)	(49,503)
Gain from the sale of technology	—	—	6,085	—
Acquisition and disposition-related expenses	(5,682)	(578)	(5,682)	(4,274)
Income before income taxes	74,965	93,593	225,367	286,495
Provision for income taxes	17,607	23,197	53,975	93,615
Loss from discontinued operations, net of tax	—	(291)	—	(1,951)
Net income	$57,358	$70,105	$171,392	$190,929

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

3. Earnings per Share
The calculations of basic and diluted earnings per share are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Amounts attributable to common stockholders:
Net income from continuing operations	$57,358	$65,803	$171,392	$179,099
Loss from discontinued operations, net of tax	—	(291)	—	(1,951)
Net income attributable to Pitney Bowes Inc. (numerator for diluted EPS)	57,358	65,512	171,392	177,148
Less: Preference stock dividend	9	10	28	29
Income attributable to common stockholders (numerator for basic EPS)	$57,349	$65,502	$171,364	$177,119
Denominator:
Weighted-average shares used in basic EPS	186,497	185,603	186,257	188,634
Effect of dilutive shares:
Conversion of Preferred stock and Preference stock	281	299	287	301
Employee stock plans	979	781	656	657
Weighted-average shares used in diluted EPS	187,757	186,683	187,200	189,592
Basic earnings per share:
Continuing operations	$0.31	$0.35	$0.92	$0.95
Discontinued operations	—	—	—	(0.01)
Net Income	$0.31	$0.35	$0.92	$0.94
Diluted earnings per share:
Continuing operations	$0.31	$0.35	$0.92	$0.94
Discontinued operations	—	—	—	(0.01)
Net Income	$0.31	$0.35	$0.92	$0.93
Anti-dilutive shares not used in calculating diluted weighted-average shares	9,927	8,036	10,211	8,148
4. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the last-in, first-out (LIFO) basis for most U.S. inventories and the first-in, first-out (FIFO) basis for most non-U.S. inventories. Inventories at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials	$39,287	$28,541
Work in process	6,620	6,498
Supplies and service parts	51,854	45,152
Finished products	32,664	24,678
Inventory at FIFO cost	130,425	104,869
Excess of FIFO cost over LIFO cost	(12,143)	(12,143)
Total inventory, net	$118,282	$92,726

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
Finance receivables at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017			December 31, 2016
	North America	International	Total	North America	International	Total
Sales-type lease receivables
Gross finance receivables	$1,023,206	$284,099	$1,307,305	$1,088,053	$273,262	$1,361,315
Unguaranteed residual values	75,242	14,301	89,543	90,190	13,655	103,845
Unearned income	(213,852)	(62,343)	(276,195)	(223,908)	(60,458)	(284,366)
Allowance for credit losses	(7,103)	(2,768)	(9,871)	(8,247)	(2,647)	(10,894)
Net investment in sales-type lease receivables	877,493	233,289	1,110,782	946,088	223,812	1,169,900
Loan receivables
Loan receivables	339,726	34,456	374,182	374,147	32,716	406,863
Allowance for credit losses	(6,960)	(1,089)	(8,049)	(8,517)	(1,089)	(9,606)
Net investment in loan receivables	332,766	33,367	366,133	365,630	31,627	397,257
Net investment in finance receivables	$1,210,259	$266,656	$1,476,915	$1,311,718	$255,439	$1,567,157

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Activity in the allowance for credit losses for the nine months ended September 30, 2017 and 2016 was as follows:

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2017	$8,247	$2,647	$8,517	$1,089	$20,500
Amounts charged to expense	7,807	895	3,892	438	13,032
Write-offs and other	(8,951)	(774)	(5,449)	(438)	(15,612)
Balance at September 30, 2017	$7,103	$2,768	$6,960	$1,089	$17,920

	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
Balance at January 1, 2016	$6,606	$3,542	$10,024	$1,518	$21,690
Amounts charged to expense	2,881	464	4,217	688	8,250
Write-offs and other	(3,433)	(1,419)	(5,953)	(1,010)	(11,815)
Balance at September 30, 2016	$6,054	$2,587	$8,288	$1,196	$18,125

Aging of Receivables
The aging of gross finance receivables at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017
	Sales-type Lease Receivables		Loan Receivables
	North America	International	North America	International	Total
1 - 90 days	$970,891	$279,517	$331,233	$34,224	$1,615,865
> 90 days	52,315	4,582	8,493	232	65,622
Total	$1,023,206	$284,099	$339,726	$34,456	$1,681,487
Past due amounts > 90 days
Still accruing interest	$6,726	$1,781	$—	$—	$8,507
Not accruing interest	45,589	2,801	8,493	232	57,115
Total	$52,315	$4,582	$8,493	$232	$65,622
As of September 30, 2017, we had North America sales-type lease receivables aged greater than 90 days with a contract value of $52 million. As of October 31, 2017, we received payments with a contract value of approximately $23 million related to these receivables.

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
The table below shows the North America portfolio at September 30, 2017 and December 31, 2016 by relative risk class based on the relative scores of the accounts within each class. The relative scores are determined based on a number of factors, including the company type, ownership structure, payment history and financial information. A fourth class is shown for accounts that are not scored. Absence of a score is not indicative of the credit quality of the account. The degree of risk (low, medium, high), as defined by the third party, refers to the relative risk that an account in the next 12 month period may become delinquent.

•	Low risk accounts are companies with very good credit scores and are considered to approximate the top 30% of all commercial borrowers.

•	Medium risk accounts are companies with average to good credit scores and are considered to approximate the middle 40% of all commercial borrowers.

•	High risk accounts are companies with poor credit scores, are delinquent or are at risk of becoming delinquent and are considered to approximate the bottom 30% of all commercial borrowers.

	September 30, 2017	December 31, 2016
Sales-type lease receivables
Low	$817,332	$879,823
Medium	136,995	135,953
High	21,528	22,600
Not Scored	47,351	49,677
Total	$1,023,206	$1,088,053
Loan receivables
Low	$263,537	$296,598
Medium	52,630	53,647
High	6,897	7,216
Not Scored	16,662	16,686
Total	$339,726	$374,147

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

6. Acquisition, Intangible Assets and Goodwill
Acquisition
On October 2, 2017, we acquired Newgistics, a provider of parcel delivery, returns, fulfillment and digital commerce solutions for retailers and ecommerce brands, for $475 million. Newgistics will be included in the Global Ecommerce segment.
Intangible Assets
Intangible assets at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$455,275	$(327,947)	$127,328	$445,039	$(300,906)	$144,133
Software & technology	154,571	(142,604)	11,967	150,037	(136,508)	13,529
Trademarks & other	37,326	(31,245)	6,081	36,212	(28,702)	7,510
Total intangible assets	$647,172	$(501,796)	$145,376	$631,288	$(466,116)	$165,172

Amortization expense was $8 million and $10 million for the three months ended September 30, 2017 and 2016, respectively and $24 million and $32 million for the nine months ended September 30, 2017 and 2016, respectively.
Future amortization expense as of September 30, 2017 was as follows:

Remaining for year ending December 31, 2017	$7,727
Year ending December 31, 2018	27,356
Year ending December 31, 2019	23,977
Year ending December 31, 2020	18,389
Year ending December 31, 2021	15,365
Thereafter	52,562
Total	$145,376
Actual amortization expense may differ from the amounts above due to, among other things, fluctuations in foreign currency exchange rates, impairments, acquisitions and accelerated amortization.
Goodwill
Changes in the carrying value of goodwill, by reporting segment, for the nine months ended September 30, 2017 are shown in the table below. Prior year amounts have been recast for the change in reportable segments.

	December 31, 2016	Acquisitions	Foreign currency translation	September 30, 2017
North America Mailing	$354,000	$—	$13,208	$367,208
International Mailing	145,566	—	12,074	157,640
Small & Medium Business Solutions	499,566	—	25,282	524,848
Production Mail	101,099	—	5,734	106,833
Presort Services	196,890	6,229	—	203,119
Enterprise Business Solutions	297,989	6,229	5,734	309,952
Software Solutions	501,591	—	8,388	509,979
Global Ecommerce	272,189	—	—	272,189
Digital Commerce Solutions	773,780	—	8,388	782,168
Total goodwill	$1,571,335	$6,229	$39,404	$1,616,968

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy. The following tables show, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities
Money market funds / commercial paper	$348,659	$726,283	$—	$1,074,942
Equity securities	—	25,242	—	25,242
Commingled fixed income securities	1,571	22,296	—	23,867
Debt securities - U.S. and foreign governments, agencies and municipalities	118,439	18,140	—	136,579
Debt securities - corporate	—	77,761	—	77,761
Mortgage-backed / asset-backed securities	—	161,461	—	161,461
Derivatives
Interest rate swap	—	1,680	—	1,680
Foreign exchange contracts	—	62	—	62
Total assets	$468,669	$1,032,925	$—	$1,501,594
Liabilities:
Derivatives
Foreign exchange contracts	$—	$(389)	$—	$(389)
Total liabilities	$—	$(389)	$—	$(389)

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
Available-for-sale securities at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$134,134	$2,024	$(850)	$135,308
Corporate notes and bonds	76,105	1,888	(232)	77,761
Commingled fixed income securities	1,792	—	(22)	1,770
Mortgage-backed / asset-backed securities	160,948	1,742	(1,229)	161,461
Total	$372,979	$5,654	$(2,333)	$376,300

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. and foreign governments, agencies and municipalities	$136,316	$1,571	$(1,707)	$136,180
Corporate notes and bonds	69,376	1,180	(665)	69,891
Commingled fixed income securities	1,568	—	(32)	1,536
Mortgage-backed / asset-backed securities	159,312	1,566	(1,882)	158,996
Total	$366,572	$4,317	$(4,286)	$366,603

At September 30, 2017, investment securities that were in a loss position for 12 or more continuous months had aggregate unrealized holding losses of $1 million and an estimated fair value of $90 million, and investment securities that were in a loss position for less than 12 continuous months had aggregate unrealized holding losses of $1 million and an estimated fair value of $76 million.

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

Scheduled maturities of available-for-sale securities at September 30, 2017 were as follows:

	Amortized cost	Estimated fair value
Within 1 year	$42,982	$42,865
After 1 year through 5 years	109,866	110,445
After 5 years through 10 years	61,744	62,673
After 10 years	158,387	160,317
Total	$372,979	$376,300
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
Foreign Exchange Contracts
We enter into foreign exchange contracts to mitigate the currency risk associated with the anticipated purchase of inventory between affiliates and from third parties. These contracts are designated as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is included in AOCI in the period that the change in fair value occurs and is reclassified to earnings in the period that the hedged item is recorded in earnings. At September 30, 2017 and December 31, 2016, we had outstanding contracts associated with these anticipated transactions with notional amounts of $12 million and $13 million, respectively.

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

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The fair value of derivative instruments at September 30, 2017 and December 31, 2016 was as follows:

Designation of Derivatives	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	$3	$487
	Accounts payable and accrued liabilities	(309)	(136)

Interest rate swap	Other assets	1,680	1,588

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets and prepayments	59	150
	Accounts payable and accrued liabilities	(80)	(3,581)

	Total derivative assets	$1,742	$2,225
	Total derivative liabilities	(389)	(3,717)
	Total net derivative asset (liabilities)	$1,353	$(1,492)
The majority of the amounts included in AOCI at September 30, 2017 will be recognized in earnings within the next 12 months. No amount of ineffectiveness was recorded in earnings for these designated cash flow hedges.
The following represents the results of cash flow hedging relationships for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCI to Earnings (Effective Portion)
Derivative Instrument	2017	2016		2017	2016
Foreign exchange contracts	$(152)	$(158)	Revenue	$(139)	$(443)
			Cost of sales	(59)	301
Interest rate swap	(229)	(591)	Interest Expense	—	—
	$(381)	$(749)		$(198)	$(142)

	Nine Months Ended September 30,
	Derivative Gain (Loss) Recognized in AOCL (Effective Portion)		Location of Gain (Loss) (Effective Portion)	Gain (Loss) Reclassified from AOCL to Earnings (Effective Portion)
Derivative Instrument	2017	2016		2017	2016
Foreign exchange contracts	$(701)	$(114)	Revenue	$(133)	$290
			Cost of sales	89	(69)
Interest rate swap	92	(591)	Interest Expense	—	—
	$(609)	$(705)		$(44)	$221
We also enter into foreign exchange contracts to minimize the impact of exchange rate fluctuations on short-term intercompany loans and related interest that are denominated in a foreign currency. The revaluation of the intercompany loans and interest and the mark-to-market adjustment on the derivatives are both recorded in earnings. All outstanding contracts at September 30, 2017 mature within 12 months.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The following represents the results of our non-designated derivative instruments for the three and nine months ended September 30, 2017 and 2016:

		Three Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2017	2016
Foreign exchange contracts	Selling, general and administrative expense	$(655)	$1,719

		Nine Months Ended September 30,
		Derivative Gain (Loss) Recognized in Earnings
Derivatives Instrument	Location of Derivative Gain (Loss)	2017	2016
Foreign exchange contracts	Selling, general and administrative expense	$(1,716)	$322

Credit-Risk-Related Contingent Features
Certain derivative instruments contain credit-risk-related contingent features that would require us to post collateral based on a combination of our long-term senior unsecured debt ratings and the net fair value of our derivatives. At September 30, 2017, we did not post any collateral and the maximum amount of collateral that we would be required to post had the credit-risk-related contingent features been triggered was not significant.

Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, investment securities, accounts receivable, loan receivables, derivative instruments, accounts payable and debt. The carrying value for cash and cash equivalents, accounts receivable, loans receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of our debt is estimated based on recently executed transactions and market price quotations. The inputs used to determine the fair value of our debt were classified as Level 2 in the fair value hierarchy. The carrying value and estimated fair value of our debt at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Carrying value	$4,182,928	$3,364,890
Fair value	$4,185,628	$3,412,581

8. Restructuring Charges and Asset Impairments
Restructuring Charges
Activity in our restructuring reserves for the nine months ended September 30, 2017 and 2016 was as follows:

	Severance and benefits costs	Other exit costs	Total
Balance at January 1, 2017	$28,376	$281	$28,657
Expenses, net	25,225	1,712	26,937
Cash payments	(29,259)	(717)	(29,976)
Balance at September 30, 2017	$24,342	$1,276	$25,618

Balance at January 1, 2016	$43,700	$3,722	$47,422
Expenses, net	36,791	1,660	38,451
Cash payments	(47,241)	(3,920)	(51,161)
Balance at September 30, 2016	$33,250	$1,462	$34,712

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

Asset Impairments
During the nine months ended September 30, 2017, we recorded asset impairment charges of $4 million. For the nine months ended September 30, 2016, asset impairment charges totaled $9 million and consisted primarily of a loss of $5 million on the sale of a facility and an impairment charge of $3 million relating to a building.

9. Debt
Total debt at September 30, 2017 and December 31, 2016 consisted of the following:

	Interest rate	September 30, 2017	December 31, 2016
Notes due September 2017	5.75%	$—	$385,109
Notes due March 2018	5.6%	250,000	250,000
Notes due May 2018	4.75%	350,000	350,000
Notes due March 2019	6.25%	300,000	300,000
Notes due September 2020	3.625%	300,000	—
Notes due October 2021	3.375%	600,000	600,000
Notes due May 2022	3.875%	400,000	—
Notes due April 2023	4.7%	400,000	—
Notes due March 2024	4.625%	500,000	500,000
Notes due January 2037	5.25%	35,841	115,041
Notes due March 2043	6.7%	425,000	425,000
Term loans	Variable	650,000	450,000
Other debt		5,586	5,677
Principal amount		4,216,427	3,380,827
Less: unamortized debt discount and issuance costs		38,911	28,796
Plus: unamortized interest rate swap proceeds		5,412	12,859
Total debt		4,182,928	3,364,890
Less: current portion long-term debt		620,256	614,485
Long-term debt		$3,562,672	$2,750,405
In September 2017, we issued $700 million of fixed rate notes and borrowed an additional $350 million under new term loan agreements. The fixed rate notes consisted of $300 million of 3.625% Notes due September 2020 and $400 million of 4.7% Notes due April 2023. Interest is payable semi-annually and is subject to adjustment from time to time based on changes in our credit ratings. Both of these notes may be redeemed, at our option, in whole or in part, at any time at par plus accrued, unpaid interest and a make-whole amount, if any.

The new term loans consist of a $200 million term loan that bears interest at the applicable Eurodollar Rate plus 1.5% and matures in September 2020 and a $150 million term loan that bears interest at the applicable Eurodollar Rate plus 1.125% and matures in August 2018, but includes an option to extend the maturity by one year. For the third quarter of 2017, the effective interest rate for the $200 million term loan was 3.1% and the effective interest rate for the $150 million term loan was 2.4%. The interest rates on these term loans are subject to adjustment from time to time based on changes in our credit ratings.

In May 2017, we issued $400 million of 3.875% Notes. Interest is payable semi-annually and is subject to adjustment based on changes in our credit ratings. The notes mature in May 2022, but may be redeemed, at our option, in whole or in part, at any time at par plus accrued, unpaid interest and a make-whole amount, if any.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

The net proceeds from these borrowings were used to repay a $150 million term loan in June 2017 and $385 million of 5.75% Notes in September 2017. Additionally, in October 2017, we redeemed $350 million of 4.75% Notes that were due in May 2018 and funded the Newgistics acquisition (see Note 6).

In January 2017, bondholders of the 5.25% Notes due 2037 caused us to redeem $79 million of the debt outstanding.

10. Pensions and Other Benefit Programs
The components of net periodic benefit cost (income) were as follows:

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Service cost	$34	$26	$587	$549	$438	$512
Interest cost	17,122	18,452	4,809	5,366	1,780	1,994
Expected return on plan assets	(24,369)	(25,480)	(8,214)	(7,976)	—	—
Amortization of transition credit	—	—	(2)	(2)	—	—
Amortization of prior service (credit) cost	(15)	(15)	(18)	(19)	74	74
Amortization of net actuarial loss	7,229	6,779	2,055	1,302	905	904
Settlement (1)	—	183	—	—	—	—
Net periodic benefit cost (income)	$1	$(55)	$(783)	$(780)	$3,197	$3,484

	Defined Benefit Pension Plans				Nonpension Postretirement Benefit Plans
	United States		Foreign
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Service cost	$98	$80	$1,688	$1,622	$1,290	$1,534
Interest cost	51,488	55,354	13,993	16,773	5,321	5,977
Expected return on plan assets	(73,287)	(76,439)	(23,956)	(25,029)	—	—
Amortization of transition credit	—	—	(6)	(6)	—	—
Amortization of prior service (credit) cost	(45)	(45)	(53)	(54)	223	222
Amortization of net actuarial loss	21,725	20,336	5,981	4,018	2,693	2,711
Settlement (1)	—	1,971	—	—	—	—
Net periodic benefit cost (income)	$(21)	$1,257	$(2,353)	$(2,676)	$9,527	$10,444

(1) Included in restructuring charges and asset impairments, net in the Condensed Consolidated Statements of Income.
Through September 30, 2017 and 2016, contributions to our U.S. pension plans were $5 million and $8 million, respectively, and contributions to our foreign plans were $11 million and $41 million, respectively. Nonpension postretirement benefit plan contributions were $13 million and $14 million through September 30, 2017 and September 30, 2016, respectively.

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

11. Income Taxes
The effective tax rate for the three months ended September 30, 2017 and 2016 was 23.5% and 24.8%, respectively, and the effective tax rate for the nine months ended September 30, 2017 and 2016 was 23.9% and 32.7%, respectively. The effective tax rate for the nine months ended September 30, 2017 and 2016 includes a $4 million and $3 million charge, respectively, from the write-off of deferred tax assets associated with the expiration of out-of-the-money vested stock options and the vesting of restricted stock. The effective tax rate for the three and nine months ended September 30, 2017 also includes a $6 million and $20 million benefit, respectively, from the resolution of certain tax examinations. Additionally, the effective tax rate for both the three and nine months ended September 30, 2016 include a $15 million benefit from the resolution of certain tax examinations and a $5 million charge from the establishment of a valuation allowance on tax attribute carryovers.
As is the case with other large corporations, our tax returns are examined each year by tax authorities in the U.S. and other global taxing jurisdictions in which we have operations. As a result, it is reasonably possible that the amount of our unrecognized tax benefits will decrease in the next 12 months, and we expect this change could be up to 15% of our unrecognized tax benefits.
The IRS examinations of our consolidated U.S. income tax returns for tax years prior to 2012 are closed to audit; however, various post-2006 U.S. state and local tax returns are still subject to examination. In Canada, the examination of our tax filings prior to 2012 are closed to audit, except for the pending application of legal principles to specific issues arising in earlier years. Other significant jurisdictions include France, which is closed to audit through the end of 2012, Germany, which is closed to audit through the end of 2011 and the UK, which, except for an item under appeal, is closed to audit through the end of 2011. We have other less significant tax filings currently subject to examination.
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

13. Stockholders’ Equity (Deficit)

Changes in stockholders’ equity (deficit) for the nine months ended September 30, 2017 and 2016 were as follows:

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity (deficit)
Balance at January 1, 2017	$1	$483	$323,338	$148,125	$5,107,734	$(940,133)	$(4,743,208)	$(103,660)
Net income	—	—	—	—	171,392	—	—	171,392
Other comprehensive income	—	—	—	—	—	121,649	—	121,649
Dividends paid	—	—	—	—	(104,524)	—	—	(104,524)
Issuance of common stock	—	—	—	(32,538)	—	—	30,202	(2,336)
Conversion to common stock	—	(26)	—	(505)	—	—	531	—
Stock-based compensation expense	—	—	—	18,312	—	—	—	18,312
Balance at September 30, 2017	$1	$457	$323,338	$133,394	$5,174,602	$(818,484)	$(4,712,475)	$100,833

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

	Preferred stock	Preference stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2016	$1	$505	$323,338	$161,280	$5,155,537	$(888,635)	$(4,573,305)	$178,721
Net income	—	—	—	—	177,148	—	—	177,148
Other comprehensive loss	—	—	—	—	—	62,673	—	62,673
Dividends paid	—	—	—	—	(105,791)	—	—	(105,791)
Issuance of common stock	—	—	—	(27,251)	—	—	25,930	(1,321)
Conversion to common stock	—	(16)	—	(321)	—	—	337	—
Stock-based compensation expense	—	—	—	16,289	—	—	—	16,289
Repurchase of common stock	—	—	—	—	—	—	(197,267)	(197,267)
Balance at September 30, 2016	$1	$489	$323,338	$149,997	$5,226,894	$(825,962)	$(4,744,305)	$130,452

14. Accumulated Other Comprehensive Income

Reclassifications out of AOCI for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Amount Reclassified from AOCI (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gains (losses) on cash flow hedges
Revenue	$(139)	$443	$(133)	$(290)
Cost of sales	(59)	(301)	89	69
Interest expense, net	(507)	(507)	(1,521)	(1,521)
Total before tax	(705)	(365)	(1,565)	(1,742)
Benefit for income tax	(274)	(144)	(610)	(679)
Net of tax	$(431)	$(221)	$(955)	$(1,063)

Gains (losses) on available for sale securities
Interest expense, net	$(298)	$(1,125)	$(524)	$(1,126)
Benefit provision for income tax	(110)	(433)	(194)	(433)
Net of tax	$(188)	$(692)	$(330)	$(693)

Pension and Postretirement Benefit Plans (b)
Transition credit	$2	$2	$6	$6
Prior service costs	(41)	(40)	(125)	(123)
Actuarial losses	(10,189)	(9,168)	(30,399)	(29,036)
Total before tax	(10,228)	(9,206)	(30,518)	(29,153)
Benefit from income tax	(3,484)	(3,243)	(10,440)	(10,362)
Net of tax	$(6,744)	$(5,963)	$(20,078)	$(18,791)
(a)     Amounts in parentheses indicate reductions to income and increases to other comprehensive income (loss).

(b)
Reclassified from accumulated other comprehensive loss into selling, general and administrative expenses. These amounts are included in the computation of net periodic costs (see Note 10 for additional details).

PITNEY BOWES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; table amounts in thousands unless otherwise noted, except per share amounts)

Changes in AOCI for the nine months ended September 30, 2017 and 2016 were as follows:

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2017	$(1,485)	$120	$(787,813)	$(150,955)	$(940,133)
Other comprehensive income (loss) before reclassifications (a)	(376)	1,921	(1,482)	100,223	100,286
Reclassifications into earnings (a), (b)	955	330	20,078	—	21,363
Net other comprehensive income	579	2,251	18,596	100,223	121,649
Balance at September 30, 2017	$(906)	$2,371	$(769,217)	$(50,732)	$(818,484)

	Cash flow hedges	Available for sale securities	Pension and postretirement benefit plans	Foreign currency adjustments	Total
Balance at January 1, 2016	$(3,912)	$536	$(738,768)	$(146,491)	$(888,635)
Other comprehensive (loss) income before reclassifications (a)	(705)	6,798	(1,230)	37,263	42,126
Reclassifications into earnings (a), (b)	1,063	693	18,791	—	20,547
Net other comprehensive income	358	7,491	17,561	37,263	62,673
Balance at September 30, 2016	$(3,554)	$8,027	$(721,207)	$(109,228)	$(825,962)
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains statements that are forward-looking. We want to caution readers that any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 may change based on various factors. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and actual results could differ materially. Words such as "estimate," "target," "project," "plan," "believe," "expect," "anticipate," "intend" and similar expressions may identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause future financial performance to differ materially from the expectations as expressed in any forward-looking statement made by or on our behalf include, without limitation:

•
the announcement that the Board of Directors of the Company is conducting a review of strategic alternatives and the potential impact of such announcement on the Company's current or potential customers, partners and personnel

•
the cost of the review process with respect to strategic alternatives and the disruption the process may have on the Company's operations, including the diversion of the attention of the Company's management and employees

•	declining physical mail volumes

•	competitive factors, including pricing pressures; technological developments; the introduction of new products and services by competitors, and fuel prices

•
our success in developing new products and services, including digital-based products and services, obtaining regulatory approval if required, and the market’s acceptance of these new products and services

•
our ability to fully utilize the enterprise business platform in North America, implemented in 2016, and successfully deploy it in major international markets without significant disruption to existing operations

•	the continued availability and security of key information technology systems and the cost to comply with information security requirements and privacy laws

•	a breach of security, including a cyberattack or other comparable event

•	capital market disruptions or credit rating downgrades that adversely impact our ability to access capital markets at reasonable costs

•	changes in postal or banking regulations

•	integrating newly acquired businesses, including operations and product and service offerings

•	the loss of some of our larger clients in the Global Ecommerce segment

•	macroeconomic factors, including global and regional business conditions that adversely impact customer demand, foreign currency exchange rates, interest rates and labor conditions

•	third-party suppliers' ability to provide product components, assemblies or inventories

•	our success at managing the relationships with our outsource providers, including the costs of outsourcing functions and operations not central to our business

•	intellectual property infringement claims

•	our success at managing customer credit risk

•	significant changes in pension, health care and retiree medical costs

•	income tax adjustments or other regulatory levies for prior audit years and changes in tax laws, rulings or regulations

•	a disruption of our businesses due to changes in international or national political conditions, including the use of the mail for transmitting harmful biological agents or other terrorist attacks

•	acts of nature

Overview
We made progress against our strategic initiatives to stabilize and reinvent our mail business, drive operational excellence and grow our business through digital commerce. We invested in new product development to increase our digital and web-enabled capabilities, bring our digital capabilities to market and better serve our clients.
In Small and Medium Business (SMB) Solutions, late in the third quarter of 2017, we introduced the SendPro C-series in the U.S. This product leverages the latest cloud technology to securely deliver a digital multi-carrier shipping platform, as well as mailing functionality. The SendPro C-series enables offices of all sizes to select the best sending option for parcels, letters and flats, delivering potential savings across carriers, and providing full package tracking capabilities. The introduction of the SendPro C-series was a significant step in our plan to stabilize and reinvent our mail business.
In Enterprise Business Solutions (EBS), we made investments to expand our Presort Services parcel sortation services and our network.
In Digital Commerce Solutions (DCS), we invested in our products and capabilities to bring innovation to our customers. Within Software Solutions, we saw growth in our indirect channel, both in the number of partners in the channel and the revenue generated by these partners. Within Global Ecommerce, we invested in our cross-border solutions, domestic shipping and carrier services capabilities. Our domestic shipping solutions include end-to-end carrier services enabled by our shipping APIs. Shipping APIs allow our clients to integrate shipping functionality into their website or business system. During the third quarter, we added new shipping API features; however, we experienced some stability issues which delayed client adoption.
Financial Results Summary - Three Months Ended September 30:

	2017	2016	Change
Revenue	$842,820	$839,031	—%
Income from continuing operations	$57,358	$70,396	(19)%
Loss from discontinued operations, net of tax	$—	$(291)	100%
Net income	$57,358	$70,105	(18)%
Earnings per share from continuing operations - diluted	$0.31	$0.35	(11)%
Revenue
Revenue was flat.

•	The results reflect growth in business services revenue and software revenue and declines in equipment sales, financing, support services, supplies and rentals revenues.

•
SMB revenue declined 7% as reported and 8% on a constant currency basis. North America Mailing revenue declined 9% driven by a decline in equipment sales and declines in recurring revenue streams. International Mailing revenue declined 3% as reported and 5% on a constant currency basis due to lower recurring revenue streams.

•
EBS revenue increased 1%. Presort Services revenue grew 4% driven by higher standard mail and parcel volumes processed and higher revenue per piece. Production Mail revenue declined 2% as reported and 3% on a constant currency basis driven by declines in equipment sales and supplies revenue.

•
DCS revenue grew 19%. Global Ecommerce revenue grew 28% driven by growth in domestic shipping and the UK outbound marketplace. Software Solutions revenue increased 12% as reported and 11% on a constant currency basis due to increased licensing revenue in North America, driven in part, by a large Location Intelligence deal in the quarter.

Net Income
Net income declined 18% driven largely by a decline in gross margins, particularly in SMB Solutions, additional investments in Global Ecommerce and higher interest expense partially offset by lower restructuring charges and benefits from productivity initiatives.
Debt activity
In September 2017, we issued $1,050 million of new debt consisting of $700 million of fixed rate notes and $350 million of variable rate term loans. We used the proceeds from these borrowings, along with existing cash, to repay $385 million of fixed rate notes that were due in September 2017, and in October 2017, to redeem $350 million of fixed rate notes that were originally due in May 2018 and to fund the Newgistics acquisition for $475 million.

Financial Results Summary - Nine Months Ended September 30:

	2017	2016	Change
Revenue	$2,500,831	$2,519,506	(1)%
Income from continuing operations	$171,392	$192,880	(11)%
Loss from discontinued operations, net of tax	$—	$(1,951)	100%
Net income	$171,392	$190,929	(10)%
Earnings per share from continuing operations - diluted	$0.92	$0.94	(2)%
Net Cash Provided by Operations	$330,577	$296,359	12%

Revenue
Revenue declined 1% as reported and was flat on a constant currency basis.

•	The results reflect growth in business services revenue and software revenue and declines in equipment sales, financing, support services, supplies and rentals revenues.

•
SMB revenue declined 5%. North America Mailing revenue declined 4% as reported and 5% on a constant currency basis driven by declines in recurring revenue streams. International Mailing revenue declined 9% as reported and 6% on a constant currency basis primarily due to lower equipment sales and recurring revenue streams.

•
EBS revenue was flat as reported and declined 1% on a constant currency basis. Presort Services revenue grew 4% driven by higher standard mail and parcel volumes processed and higher revenue per piece. Production Mail revenue declined 4% as reported and 3% on a constant currency basis primarily driven by lower support services revenues and equipment sales.

•
DCS revenue grew 11% as reported and 12% on a constant currency basis. Global Ecommerce revenue grew 20% as reported and 21% on a constant currency basis driven by growth in domestic shipping and the UK outbound marketplace. Software Solutions revenue increased 3% as reported and 4% on a constant currency basis, primarily due to an increase in licensing revenue.

Net Income
Net income declined 10% driven largely by a decline in gross margins, continued investment in our Global Ecommerce business, higher bad debt and credit losses provisions and higher interest expense, partially offset by lower restructuring charges and a lower effective tax rate. Additionally, the first nine months of 2016 included $15 million of benefits from the forgiveness of a loan and a favorable state sales tax adjustment.

Cash Flows
Net cash provided by operations was $331 million compared to $296 million in the prior year. The timing of vendor payments and lower variable compensation payments in 2017 primarily drove the increase. During the first nine months of 2017, we used cash to:

•	increase investments by $27 million;

•	pay dividends of $105 million to our common stockholders; and

•	invest $120 million in capital expenditures.

Outlook
We continue to see a shift in our overall portfolio to higher growth, digital and shipping solutions. However, these opportunities have different margin structures than our legacy businesses and are impacting our financial performance. We also expect the normalization of variable compensation, higher marketing and increased spending on innovation will affect full year earnings in 2017. Over the last five years, we have developed a simpler and more digital operating model and reduced our cost structure by $300 million and we now see an opportunity to reduce our overall cost structure by an additional $200 million over the next 24 months. These savings will come from across the organization, including people and programs.

Within SMB Solutions, we expect trends in recurring revenue streams to stabilize with the introduction of the next generation of our SendPro family of products in the U.S. and a refresh of our asset base with new products that combine our mailing offerings with new shipping and parcel capabilities.

Within EBS, we anticipate additional network and parcel services expansion in Presort Services. Production Mail revenue growth is expected to continue to be challenged by consolidation and outsourcing, the timing of deals and pricing pressures on services revenue.

Within DCS, we expect to continue to make investments to grow our indirect channel within Software Solutions and build relationships with additional go-to-market partners. We anticipate continued financial investments in Global Ecommerce that will contribute to future growth from expansion of our marketplace sites (sites where multiple sellers provide their offerings), individual retail clients, new client acquisition and expanded service offerings. We will also continue to expand and globalize our cross-border ecommerce offerings by adding new retail clients in multiple outbound markets, which diversifies the business and helps to mitigate foreign currency risk.

We closed our acquisition of Newgistics in October 2017. Newgistics provides parcel delivery, returns, fulfillment and digital commerce solutions for retailers and ecommerce brands. This acquisition provides for expansion into the domestic market for our Global Ecommerce segment while complementing our cross-border offerings. It also aligns with our Presort Services network and builds on strengths of both Global Ecommerce and Presort Services. We plan to leverage Newgistics' existing network and volumes to drive scale across our parcel platform and provide integration of Global Ecommerce and Presort Services. We expect to achieve significant synergies in this transaction and further anticipate cross-sell opportunities across the clients of Newgistics, Presort Services and Global Ecommerce.

The Company's Board of Directors, together with management, announced on November 1, 2017 that it is conducting a process to explore and evaluate strategic alternatives to further enhance shareholder value. The Board of Directors has not set a timetable for the process nor has it made any decisions related to any strategic alternatives at this time. There can be no assurance that the exploration of strategic alternatives will result in any particular outcome.

RESULTS OF OPERATIONS
Revenue by source and the related cost of revenue are shown in the following tables:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Actual % change	Constant Currency % change	2017	2016	Actual % change	Constant Currency % change
Equipment sales	$157,649	$173,143	(9)%	(10)%	$479,248	$485,145	(1)%	(1)%
Supplies	58,296	61,306	(5)%	(6)%	188,342	198,631	(5)%	(4)%
Software	99,600	89,087	12%	11%	264,131	257,760	2%	4%
Rentals	95,901	102,747	(7)%	(7)%	291,770	309,706	(6)%	(6)%
Financing	81,184	87,883	(8)%	(8)%	250,582	276,915	(10)%	(9)%
Support services	120,479	123,954	(3)%	(4)%	354,625	383,632	(8)%	(7)%
Business services	229,711	200,911	14%	14%	672,133	607,717	11%	11%
Total revenue	$842,820	$839,031	—%	—%	$2,500,831	$2,519,506	(1)%	—%

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percentage of Revenue				Percentage of Revenue
	2017	2016	2017	2016	2017	2016	2017	2016
Cost of equipment sales	$85,647	$86,147	54.3%	49.8%	$232,398	$235,741	48.5%	48.6%
Cost of supplies	18,827	20,348	32.3%	33.2%	60,207	60,662	32.0%	30.5%
Cost of software	25,713	25,698	25.8%	28.8%	75,816	79,496	28.7%	30.8%
Cost of rentals	20,818	16,041	21.7%	15.6%	63,056	54,951	21.6%	17.7%
Financing interest expense	12,629	12,965	15.6%	14.8%	38,446	41,375	15.3%	14.9%
Cost of support services	70,688	74,799	58.7%	60.3%	217,232	224,790	61.3%	58.6%
Cost of business services	166,984	140,989	72.7%	70.2%	470,890	417,357	70.1%	68.7%
Total cost of revenue	$401,306	$376,987	47.6%	44.9%	$1,158,045	$1,114,372	46.3%	44.2%

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
Revenue and Cost of Revenues - 2017 compared to 2016
Equipment sales
Equipment sales revenue decreased 9% in the quarter. On a constant currency basis, equipment sales decreased 10%, primarily due to:

•	8% from lower equipment sales in North America Mailing due to timing of sales and product mix; and

•	1% from lower equipment sales in Production Mail, primarily from a difficult year-over-year comparison, resulting from a large sorter deal in the third quarter of 2016.
Cost of equipment sales as a percentage of equipment sales increased to 54.3% in the quarter, primarily due to lower margins in North America driven by mix of sales.

Equipment sales revenue decreased 1% in the first nine months of 2017, primarily due to:

•	2% from lower equipment sales in International Mailing particularly in Italy and Germany;

•	1% from lower equipment sales in Production Mail; partially offset by

•
2% from higher equipment sales in North America Mailing, reflecting a favorable comparison to prior year, which was impacted by the enterprise business platform implementation in the second quarter of 2016.

Cost of equipment sales as a percentage of equipment sales was flat in the first nine months of 2017 compared to the first nine months of 2016.

Supplies
Supplies revenue decreased 5% in the quarter. On a constant currency basis, supplies revenue decreased 6% primarily due to:

•	3% from lower supplies revenue in North America Mailing primarily due to a decline in installed mailing equipment and postage volumes;

•	2% from lower supplies revenue in Production Mail primarily from a difficult year-over-year comparison resulting from a large transaction in the prior year; and

•	1% from lower supplies revenue in International Mailing.
Cost of supplies as a percentage of supplies revenue decreased to 32.3% in the quarter primarily due to mix of products sold.

Supplies revenue decreased 5% in the first nine months of 2017. On a constant currency basis, supplies revenue decreased 4% primarily due to:

•	3% from lower supplies revenue in North America Mailing primarily due to a decline in installed mailing equipment and postage volumes; and

•	1% from a decline in International Mailing revenue.
Cost of supplies as a percentage of supplies revenue increased to 32.0% in the first nine months of 2017 due to higher mix of lower margin products.

Software
Software revenue increased 12% in the quarter. On a constant currency basis, revenue increased 11% primarily due to higher licensing fees in North America, driven, in part, by improvements in our indirect channel and a large Location Intelligence deal in the quarter.
Software revenue increased 2% in first nine months of 2017. On a constant currency basis, revenue increased 4% primarily due to:

•	3% from higher licensing revenue; and

•	1% from higher data revenue.
Cost of software as a percentage of software revenue decreased to 25.8% in the quarter and 28.7% in the first nine months of 2017 due to the increase in high margin licensing revenue and cost reduction initiatives.

Rentals
Rentals revenue decreased 7% in the quarter and 6% in the first nine months of 2017 primarily due to a declining meter population. Cost of rentals as a percentage of rentals revenue increased to 21.7% for the quarter and 21.6% in the first nine months of 2017 primarily due to higher scrapping costs associated with retiring aging meters.

Financing
Financing revenue decreased 8% in the quarter and 10% in the first nine months of 2017. On a constant currency basis, financing revenue decreased 8% in the quarter and 9% in the first nine months of 2017 primarily due to a declining portfolio and lower fees.
We allocate a portion of our total cost of borrowing to financing interest expense. In computing financing interest expense, we assume an 8:1 debt to equity leverage ratio and apply our overall effective interest rate to the average outstanding finance receivables. Financing interest expense as a percentage of financing revenue increased to 15.6% for the quarter and 15.3% in the first nine months of 2017 primarily due to a higher effective interest rate.

Support Services
Support services revenue decreased 3% in the quarter. On a constant currency basis, support services revenue decreased 4% primarily due to a decline in installed mailing equipment worldwide. Cost of support services as a percentage of support services revenue decreased to 58.7% for the quarter due to improved margins in North America Mailing and Production Mail.
Support services revenue decreased 8% in the first nine months of 2017. On a constant currency basis, support services revenue decreased 7% primarily due to:

•	6% from a decline in installed mailing equipment worldwide; and

•	1% from lower maintenance revenue on Production Mail equipment as some in-house mailers moved their mail processing to third-party service bureaus who service their own equipment.
Cost of support services as a percentage of support services revenue increased to 61.3% in the first nine months of 2017 as support services margins were impacted by lower services revenue without corresponding cost reduction.

Business Services
Business services revenue increased 14% in the quarter primarily due to:

•	11% from growth in Global Ecommerce due to higher cross-border and retail volumes across all lines of business; and

•	3% from higher volumes of mail processed in Presort Services.
Business services revenue increased 11% in the first nine months of 2017 primarily due to:

•	8% from growth in Global Ecommerce due to higher cross-border and retail volumes; and

•	2% from higher volumes of mail processed in Presort Services.
Cost of business services as a percentage of business services revenue increased to 72.7% in the quarter and 70.1% in the first nine months of 2017 primarily due to continued investment in our Global Ecommerce business.

Selling, general and administrative (SG&A)
SG&A expense increased 1% to $304 million in the quarter primarily due to higher expenses in Global Ecommerce of $9 million for investments in growth opportunities and the settlement of a vendor contract dispute, $5 million of higher bad debt and credit loss provisions, $5 million of acquisition/disposition related expenses, and $4 million of higher residual losses on leased equipment due to the timing of trade-up activity, partially offset by approximately $18 million of benefits from productivity initiatives.

SG&A expense decreased 1% to $908 million in the first nine months of 2017 primarily due to approximately $49 million of benefits from productivity initiatives and a $6 million pre-tax gain from the sale of technology in the second quarter of 2017, partially offset by $14 million of higher expenses in Global Ecommerce, $11 million of higher marketing expenses and $10 million of higher bad debt and credit loss provisions. Additionally, the first nine months of 2016 included a $10 million benefit from the forgiveness of a loan by the State of Connecticut and a $5 million favorable state sales tax adjustment.

Research and development (R&D)
R&D expense increased 12% to $32 million in the quarter primarily due to project timing. R&D expense increased 8% to $97 million for the first nine months of 2017, primarily due to investments in Global Ecommerce and Software Solutions.

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
Revenue and EBIT for the three and nine months ended September 30, 2017 and 2016 by reportable segment are presented below:

	Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Actual % change	Constant Currency % change	2017	2016	Actual % change	Constant Currency % change
North America Mailing	$319,966	$349,785	(9)%	(9)%	$1,016,640	$1,064,456	(4)%	(5)%
International Mailing	93,770	96,730	(3)%	(5)%	282,150	309,297	(9)%	(6)%
Small & Medium Business Solutions	413,736	446,515	(7)%	(8)%	1,298,790	1,373,753	(5)%	(5)%
Production Mail	104,387	106,350	(2)%	(3)%	278,912	289,649	(4)%	(3)%
Presort Services	119,074	114,053	4%	4%	370,203	357,214	4%	4%
Enterprise Business Solutions	223,461	220,403	1%	1%	649,115	646,863	—%	1%
Software Solutions	99,442	89,031	12%	11%	264,087	257,417	3%	4%
Global Ecommerce	106,181	83,082	28%	28%	288,839	241,473	20%	21%
Digital Commerce Solutions	205,623	172,113	19%	19%	552,926	498,890	11%	12%
Total	$842,820	$839,031	—%	—%	$2,500,831	$2,519,506	(1)%	—%

	EBIT
	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% change	2017	2016	% change
North America Mailing	$107,777	$141,968	(24)%	$369,662	$449,696	(18)%
International Mailing	8,729	9,198	(5)%	35,967	32,842	10%
Small & Medium Business Solutions	116,506	151,166	(23)%	405,629	482,538	(16)%
Production Mail	14,920	15,696	(5)%	31,515	35,434	(11)%
Presort Services	19,474	19,181	2%	69,461	69,305	—%
Enterprise Business Solutions	34,394	34,877	(1)%	100,976	104,739	(4)%
Software Solutions	20,912	10,329	> 100%	31,216	17,908	74%
Global Ecommerce	(9,594)	1,544	> (100)%	(17,894)	(2,608)	> (100)%
Digital Commerce Solutions	11,318	11,873	(5)%	13,322	15,300	(13)%
Total	$162,218	$197,916	(18)%	$519,927	$602,577	(14)%
Small & Medium Business Solutions
North America Mailing
North America Mailing revenue decreased 9% in the quarter primarily due to:

•	4% from lower equipment sales due to timing of sales and product mix;

•	3% from declines in rentals and support services revenue due to a decline in installed mailing equipment and lower postage volumes; and

•	2% from lower financing revenue primarily due to a declining lease portfolio and lower fees.

North America Mailing revenue decreased 4% in the first nine months of 2017. On a constant currency basis, revenue decreased 5% primarily due to:

•	3% from declines in rentals and support services revenue due to a decline in installed mailing equipment and lower postage volumes; and

•	2% from lower financing revenue primarily due to a declining lease portfolio and lower fees.
EBIT decreased 24% in the quarter and 18% in the first nine months of 2017, primarily due to the decline in revenue and equipment margins.

International Mailing
International Mailing revenue decreased 3% in the quarter. On a constant currency basis, revenue decreased 5% primarily due to:

•	4% from declines in rentals, financing and support services revenue resulting from a decline in installed mailing equipment and the lease portfolio; and

•	1% from lower equipment sales, primarily in Italy and Japan.
EBIT decreased 5% in the quarter primarily due to the decline in revenue.
International Mailing revenue decreased 9% in the first nine months of 2017. On a constant currency basis, revenue decreased 6% primarily due to:

•	3% from lower equipment sales particularly in Italy and Germany; and

•	3% from declines in rentals, financing and support services revenue resulting from a decline in installed mailing equipment and the lease portfolio.
EBIT increased 10% in the first nine months of 2017, primarily due to lower expenses.

Enterprise Business Solutions
Production Mail
Production Mail revenue decreased 2% in the quarter. On a constant currency basis, revenue decreased 3% primarily due to:

•	2% from lower equipment sales due primarily to lower inserter equipment placements and a large sorter sale in the third quarter of 2016; and

•	1% from lower supplies revenue primarily from a difficult year-over-year comparison resulting from a large transaction in the prior year.
Production Mail revenue decreased 4% in the first nine months of 2017. On a constant currency basis, revenue decreased 3% primarily due to:

•	2% from lower support services revenue as a result of some in-house mailers shifting their mail processing to third-party outsourcers who service their own equipment and;

•	1% from lower equipment sales primarily due to lower sorter placements offset partially by higher inserter equipment sales.

EBIT decreased 5% in the quarter and 11% in the first nine months of 2017, primarily due to the decline in revenue and lower equipment sales margins due to the mix of equipment sales.

Presort Services
Presort Services revenue increased 4% in both the quarter and the first nine months of 2017 primarily due to higher revenue per piece of mail processed and higher volumes of Standard Class Mail and parcels processed, partially offset by lower First Class mail volumes. EBIT increased 2% in the quarter primarily due to higher revenue. EBIT was flat in the first nine months of 2017 compared to the first nine months of 2016, as higher revenue was offset by increased mail processing costs and investments in our new parcel sortation capabilities.

Digital Commerce Solutions
Software Solutions
Software revenue increased 12% in the quarter. On a constant currency basis, revenue increased 11% primarily due to higher licensing fees in North America, driven in part, by growth in the indirect channel and a large Location Intelligence deal in the quarter.
Software revenue increased 3% in first nine months of 2017. On a constant currency basis, revenue increased 4% primarily due to:

•	3% from higher licensing revenue; and

•	1% from higher data revenue.
EBIT increased more than 100% in the quarter and 74% in the first nine months of 2017 primarily due to an increase in high margin licensing revenue.

Global Ecommerce
Global Ecommerce revenue increased 28% in the quarter primarily due to:

•	15% from higher domestic ecommerce shipping revenues primarily from carrier services, which are enabled by our Shipping APIs;

•	10% from higher cross-border marketplace volumes, particularly in the UK; and

•	3% from higher retail volumes.
Global Ecommerce revenue increased 20% in the first nine months of 2017. On a constant currency basis, revenue increased 21% primarily due to:

•	11% from higher domestic ecommerce shipping revenues;

•	6% from higher cross-border marketplace volumes, particularly in the UK; and

•	2% from higher retail volumes.
EBIT was a loss of $10 million in the quarter and a loss of $18 million in the first nine months of 2017 primarily due to investments in market growth opportunities, the resolution of a vendor contractual dispute and a specific marketing program with a cross-border client.

LIQUIDITY AND CAPITAL RESOURCES
We believe that existing cash and investments, cash generated from operations and borrowing capacity under our commercial paper program will be sufficient to support our current cash needs, including discretionary uses such as capital investments, dividends, strategic acquisitions and share repurchases. Cash and cash equivalents and short-term investments were $1,742 million at September 30, 2017 and $803 million at December 31, 2016. We continuously review our credit profile through published credit ratings and the credit default swap market. We also monitor the creditworthiness of those banks acting as derivative counterparties, depository banks or credit providers.

Cash and cash equivalents held by our foreign subsidiaries were $601 million at September 30, 2017 and $475 million at December 31, 2016. Cash and cash equivalents held by our foreign subsidiaries are generally used to support the liquidity needs of these subsidiaries. Most of these amounts could be repatriated to the U.S. but would be subject to additional taxes. Repatriation of some foreign balances is restricted by local laws.
Cash Flow Summary
Changes in cash and cash equivalents for the nine months ended September 30, 2017 and 2016 were as follows:

	2017	2016	Change
Net cash provided by operating activities	$330,577	$296,359	$34,218
Net cash used in investing activities	(155,715)	(71,795)	(83,920)
Net cash provided by financing activities	715,062	116,061	599,001
Effect of exchange rate changes on cash and cash equivalents	42,457	3,933	38,524
Change in cash and cash equivalents	$932,381	$344,558	$587,823
Cash from operations increased $34 million, primarily due to:

•	Lower variable compensation payments in 2017 attributable to 2016 performance;

•	Timing of payments associated with payroll, and the launch of our enterprise business platform and advertising campaigns in 2016;

•	Lower restructuring and tax payments; and

•	A special UK pension contribution of $37 million in 2016.

Cash flows used in investing activities increased $84 million, primarily due to:

•	Higher investment activities of $96 million, primarily due to the investment of residual proceeds from the issuance of debt;

•	Lower proceeds from the sale of assets of $12 million;

•	Decrease in reserve deposits of $4 million; and

•	Higher capital expenditures of $4 million; partially offset by

•	Lower acquisition spending of $30 million.

Cash flows provided by financing activities increased $599 million, primarily due to:

•	a net increase of $389 million from debt activity;

•	$197 million of share repurchases in 2016; and

•	$9 million of dividends paid to non-controlling interests in 2016.

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
At September 30, 2017 and December 31, 2016, there were no outstanding commercial paper borrowings. During the quarter, commercial paper borrowings averaged less than $1 million at a weighted average interest rate of 1.7% and the maximum amount of commercial paper outstanding at any point during the quarter was $10 million.
In September 2017, we issued $700 million of fixed rate notes and borrowed an additional $350 million under new term loan agreements. The fixed rate notes consisted of a $300 million of 3.625% notes due September 2020 and $400 million of 4.7% notes due April 2023. Interest is payable semi-annually and are subject to adjustment from time to time based on changes in our credit ratings.

Both of these notes may be redeemed, at our option, in whole or in part, at any time at par plus accrued, unpaid interest and a make-whole amount, if any.
The new term loans consist of a $200 million term loan that bears interest at the applicable Eurodollar Rate plus 1.5% and matures in September 2020 and a $150 million term loan that bears interest at the applicable Eurodollar Rate plus 1.125% and matures in August 2018, but includes an option to extend the maturity by one year. For the third quarter of 2017, the effective interest rate for the $200 million term loan was 3.1% and the effective interest rate for the $150 million term loan was 2.4%. The interest rates on these term loans are subject to adjustment from time to time based on changes in our credit ratings.
In May 2017, we issued $400 million of 3.875% Notes. Interest is payable semi-annually and is subject to adjustment based on changes in our credit ratings. The notes mature in May 2022, but may be redeemed, at our option, in whole or in part, at any time at par plus accrued, unpaid interest and a make-whole amount, if any.
The net proceeds from these borrowings were used to repay a $150 million term loan in June 2017 and the $385 million 5.75% Notes in September 2017. Additionally, in October 2017, we redeemed the $350 million 4.75% Notes that were due in May 2018 and funded the Newgistics acquisition (see Note 6).
In January 2017, bondholders of the 5.25% Notes due 2037 caused us to redeem $79 million of the debt outstanding.

Dividends and Share Repurchases
During the nine months ended September 30, 2017, we paid dividends to our stockholders of $105 million. Each quarter, our Board of Directors considers our recent and projected earnings and other capital needs and priorities in deciding whether to approve the payment, as well as the amount, of a dividend. There are no material restrictions on our ability to declare dividends.
We did not repurchase any of our common shares during the quarter. We have a remaining board of directors authorization of $21 million to repurchase shares.

Off-Balance Sheet Arrangements
At September 30, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations or liquidity.

Critical Accounting Estimates
Finance Receivables and Allowance for Credit Losses
Finance receivables are composed of sales-type lease receivables and unsecured revolving loan receivables. We provide an allowance for probable credit losses based on historical loss experience, the nature and volume of our portfolios, adverse situations that may affect a client's ability to pay, prevailing economic conditions and our ability to manage the collateral. At September 30, 2017, gross finance receivables aged greater than 90 days have grown since the implementation of our North America enterprise business platform in the third quarter of 2016. We believe the majority of the increased delinquency is administrative in nature and the result of a change in our billing format and process under our new enterprise business platform. The billing format under the platform is different and we are continuing to work with clients to reconcile amounts billed under the new format and thus such clients have not made payments. These accounts are considered delinquent in our analysis, but we continue to expect that payment in full will be received. The aging disclosed in Note 5 of the Condensed Consolidated Financial Statements represents full contract value while a smaller portion (approximately 25%) has been billed and recognized in income as of September 30, 2017.
As of September 30, 2017, we had North America sales-type lease receivables aged greater than 90 days with a contract value of $52 million. As of October 31, 2017, we received payments with a contract value of approximately $23 million related to these receivables.
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
Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) and internal control over financial reporting. Our CEO and CFO concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act. In addition, no changes in internal control over financial reporting occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals. Notwithstanding this caution, the CEO and CFO have reasonable assurance that the disclosure controls and procedures were effective as of September 30, 2017.
PART II. OTHER INFORMATION
Item 1: Legal Proceedings
See Note 12 to the Condensed Consolidated Financial Statements.
Item 1A: Risk Factors
There were no material changes to the risk factors identified in our 2016 Annual Report.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
We periodically repurchase shares of our common stock in the open market to manage the dilution created by shares issued under employee stock plans and for other purposes. The following table provides information about purchases of our common stock during the three months ended September 30, 2017:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may be purchased under the plans or programs (in thousands)
Beginning balance				$21,022
July 1, 2017 - July 31, 2017	—	—	—	$21,022
August 1, 2017 - August 31, 2017	—	—	—	$21,022
September 1, 2017 - September 30, 2017	—	—	—	$21,022
	—	—	—

Item 6: Exhibits

Exhibit Number	Description	Exhibit Number in this Form 10-Q
2.1	Agreement and Plan of Merger, dated as of September 6, 2017, among Pitney Bowes Inc., Neutron Acquisition Corp., NGS Holdings, Inc. and Littlejohn Fund IV, L.P., solely in its capacity as stockholder representative (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 7, 2017).*	2.1
4.1	Officer's Certificate establishing the terms of the 3.625% Notes due 2020, dated September 15, 2017 (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 15, 2017)	4.1
4.2	Specimen of 3.625% Notes due 2020 (incorporated by reference to exhibit 4.2 to Form 8-K filed September 15, 2017)	4.2
4.3	Officer's Certificate establishing the terms of the 4.700% Notes due 2023, dated September 15, 2017 (incorporated by reference to Exhibit 4.3 to Form 8-K filed September 15, 2017)	4.3
4.4	Specimen of 4.700% Notes due 2023 (incorporated by reference to exhibit 4.4 to Form 8-K filed September 15, 2017)	4.4
10.1	Credit Agreement $1,000,000,000, dated as of January 6, 2015, by and among the company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the “Revolving Credit Agreement”).	10.1
10.2	First Amendment to the Revolving Credit Agreement, dated as of May 31, 2017, by and among the company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10.2
10.3	Second Amendment to the Revolving Credit Agreement, dated as of September 12, 2017, by and among the company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10.3
10.4	Credit Agreement $300,000,000, dated as of January 6, 2015, by and among the company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the “$300M Term Loan”).	10.4
10.5	First Amendment to the $300M Term Loan, dated as of September 12, 2017, by and among the company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10.5
10.6	Credit Agreement $200,000,000, dated as of September 12, 2017, by and among the company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10.6
10.7	Term Loan Facility $150,000,000, dated as of August 30, 2017, by and between the company and The Bank of Tokyo-Mitsubishi-UFJ, Ltd.	10.7
12	Computation of ratio of earnings to fixed charges	12
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.1
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	31.2
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	32.1
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	32.2
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PITNEY BOWES INC.

Date:	November 2, 2017

/s/ Stanley J. Sutula III

Stanley J. Sutula III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph R. Catapano

Joseph R. Catapano
Vice President and Chief Accounting Officer
(Principal Accounting Officer)